Form 10-Q
period 1993-12-31
VARIAN ASSOCIATES INC /DE/
filed 1994-02-10
CIK 203527

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


    (Mark One)

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 1993


                                       OR


       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
              For the transistion period from               to


                         Commission File Number: 1-7598


             Exact name of registrant as specified in its charter:
                            VARIAN ASSOCIATES, INC.

            State or other jurisdiction of              IRS Employer
            incorporation or organization:           Identification No.:
                      DELAWARE                           94-2359345

                    Address of principal executive offices:
               3050 Hansen Way, Palo Alto, California  94304-1000

                      Telephone No., including area code:
                                 (415) 493-4000


           Securities registered pursuant to Section 12(b)of the Act:

                                                      Name of each exchange
                   Title of each class                 on which registered
                   -------------------               ------------------------
                       Common Stock,                 New York Stock Exchange
                       $1 par value                  Pacific Stock Exchange

                      Preferred Stock                New York Stock Exchange
                      Purchase Rights                Pacific Stock Exchange


           Securities registered pursuant to Section 12(g)of the Act:
                                      None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES [X]  NO [ ]

         An index of exhibits filed with this Form 10-Q is located on page 13.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 28, 1994: 17,272,000 shares of $1 par value common stock.

                                    1 of 15

                         PART 1.  FINANCIAL INFORMATION

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   UNAUDITED

                                                       First Quarter Ended
                                                   ---------------------------
(Dollars in thousands                              December 31,     January 1,
 except per share amounts)                            1993            1993
                                                   ------------     ----------
SALES                                                $323,750        $291,332
                                                     --------        --------

OPERATING COSTS AND EXPENSES
   Cost of sales                                      219,645         200,419
   Research and development                            18,425          16,961
   Marketing                                           41,707          40,760
   General and administrative                          24,097          21,955
                                                     --------        --------
   Total operating costs and expenses                 303,874         280,095
                                                     --------        --------
OPERATING EARNINGS                                     19,876          11,237

   Interest expense, net                                1,062             654
                                                     --------        --------
EARNINGS BEFORE TAXES                                  18,814          10,583

   Taxes on Earnings                                    7,150           4,020
                                                     --------        --------
NET EARNINGS                                         $ 11,664        $  6,563
                                                     ========        ========
Average Shares Outstanding Including
Common Stock Equivalents                               17,822          18,460
                                                     ========        ========

EARNINGS PER SHARE - FULLY DILUTED                   $   0.65        $   0.36
                                                     ========        ========
OTHER DATA

Dividends Declared Per Share                         $   0.10        $   0.09

Order Backlog                                        $737,500        $614,200
                                                     ========        ========

See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED

                                                 December 31,     October 1,
(Dollars in thousands except par values)             1993            1993
                                                 ------------     ----------
ASSETS
Current Assets
  Cash and cash equivalents                       $  64,696        $  73,307
  Accounts receivable                               293,946          290,513
  Inventories
    Raw materials and parts                         101,710           89,708
    Work in process                                  55,256           44,705
    Finished goods                                   18,463           27,000
                                                  ---------        ---------
     Total Inventories                              175,429         161,413
  Other current assets                               69,253          65,793
                                                  ---------        ---------
    Total Current Assets                            603,324          591,026

Property, Plant, and Equipment                      550,566          544,316
  Accumulated depreciation and amortization        (323,818)        (313,841)
                                                  ---------         --------
    Net Property, Plant, and Equipment              226,748          230,475

Other Assets                                         52,612           57,506
                                                  ---------         --------
    TOTAL ASSETS                                  $ 882,684        $ 879,007
                                                  =========        =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable                                   $  46,159        $  22,858
  Accounts payable - trade                           57,504           58,654
  Accrued expenses                                  181,580          203,848
  Product warranty                                   36,387           35,615
  Advance payments from customers                    63,291           61,282
                                                  ---------         --------
    Total Current Liabilities                       384,921          382,257
Long-Term Debt                                       60,405           60,470
Deferred Taxes                                       21,361           21,361
                                                  ---------         --------
    Total Liabilities                               466,687          464,088
                                                  ---------         --------
Shareholders' Equity
  Preferred stock
    Authorized 1,000,000 shares,
     par value $1, issued none                          -                -
  Common stock
    Authorized 99,000,000 shares,
     par value $1, issued and outstanding
     17,251,000 shares at December 31, 1993
     and 17,342,000 shares at October 1, 1993        17,251           17,342
  Retained earnings                                 398,746          397,577
                                                  ---------         --------
    Total Shareholders' Equity                      415,997          414,919
                                                  ---------         --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 882,684         $879,007
                                                  =========         ========


See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                    First Quarter Ended
                                                                                 -------------------------
                                                                                 December 31,    January 1,
(Dollars in thousands)                                                              1993            1993
                                                                                 -------------   ----------
OPERATING ACTIVITIES
            Net Cash Used by Operating Activities                                 $ (13,175)      $ (13,410)
INVESTING ACTIVITIES
      Purchase of property, plant, and equipment                                     (8,788)         (9,414)
      Other, net                                                                        114          (2,069)
                                                                                  ---------       ---------
            Net Cash Used by Investing Activities                                    (8,674)        (11,483)

FINANCING ACTIVITIES
      Net borrowings on short-term obligations                                       23,301           9,189
      Purchase of common stock                                                      (14,406)        (16,737)
      Other, net                                                                      3,755           4,548
                                                                                  ---------       ---------
            Net Cash Provided/(Used) by Financing Activities                         12,650          (3,000)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                                588           2,313
                                                                                  ---------       ---------
            Net Decrease in Cash and Cash Equivalents                                (8,611)        (25,580)

            Cash and Cash Equivalents at Beginning of Period                         73,307          66,743
                                                                                  ---------       ---------
            Cash and Cash Equivalents at End of Period                            $  64,696       $  41,163
                                                                                  =========       =========






See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   Unaudited

                             (Dollars in Millions)


NOTE 1: The consolidated financial statements include the accounts of Varian Associates, Inc. and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Form 10-K annual report. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the first quarter ended December 31, 1993, and January 1, 1993 are not necessarily indicative of the results to be expected for a full year or for any other periods.

NOTE 2: Inventories are valued at the lower of cost or market (realizable value) using last-in, first-out (LIFO) cost for the U.S. inventories of the Health Care Systems (except for X-Ray Tube Products), Instruments, and Semiconductor Equipment segments. All other inventories are valued principally at average cost. Approximately half of total gross inventories are valued using the LIFO method. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $51.4 at December 31, 1993, $50.8 at October 1, 1993, $52.0 at January 1,
             1993, and $52.0 at September 28, 1992.

NOTE 3: The Company obtains forward exchange contracts to mitigate the effects of operational and balance sheet exposure to fluctuations in foreign currencies. Gains and losses due to rate fluctuations on such transactions are recognized currently. At December 31, 1993, the Company had forward exchange contracts with maturities of twelve months or less to sell foreign currencies totalling $44.4 (4.4 million British pounds, 16.4 million Deutsche mark,
             6.2 billion Italian lira, 25.5 million Swedish krona, 76.3 million French francs and 945.0 million Japanese yen) and to buy foreign currencies totalling $17.2 (5.2 million British pounds and 1.0 billion Japenese yen).

NOTE 4: In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 112, Employers' Accounting for Postemployment Benefits. It is effective for the Company's fiscal year 1995. Its adoption will not have a material effect on the financial statements of the Company.

NOTE 5: During the first quarter of fiscal year 1994, the Company adopted SFAS 109, "Accounting for Income Taxes". Adoption was made on a retroactive basis, and resulted in a charge against beginning retained earnings at September 28, 1991 of $6.9 million. The audited balance sheet at October 1, 1993 has been restated to reflect adoption of this new standard. Adoption of SFAS 109 did not have a material effect on income tax expense, as previously reported, for any periods subsequent to fiscal 1991.

              Significant components of deferred tax assets and liabilities as of the beginning of fiscal 1994 are as follows:

              Assets:
                Inventory                                             $11.6
                Product warranty                                       11.3
                Deferred compensation                                   8.6
                Estimated loss contingencies                            6.3
                Insurance                                               3.3
                Other                                                   7.3
                                                                      -----
                                                                      $48.4
                                                                      =====

              Liabilities:
                Depreciation                                          $22.0
                Other                                                  (0.6)
                                                                      -----
                                                                      $21.4
                                                                      =====



NOTE 6: On September 21, 1988, Rodney Shields, who purports to be a stockholder of the Company, filed a stockholder's derivative action in the Superior Court of the State of California, County of Santa Clara. The complaint alleged that the Company obtained certain defense contracts by illegal means, overcharged the government in connection with other defense contracts, and that certain named individuals, including 17 present or former directors or officers of the Company, breached their fiduciary duties. On November 2, 1993, the California Court of Appeal issued a writ of mandate directing entry of summary judgment in favor of all defendants. Mr. Shields did not seek further judicial review of that writ, and a judgment of dismissal was entered by the Superior Court on December 27, 1993.

              In February 1990 a purported class action was brought by Panache Broadcasting of Pennsylvania, Inc. on behalf of all purchasers of electron tubes in the U.S. against the Company and a joint-venture partner, alleging that the activities of their joint venture in the power-grid tube industry violated antitrust laws. The complaint seeks injunctive relief and unspecified damages which may be trebled under the antitrust laws. In February 1993, the U.S. District Court in Chicago granted the Company's motion to dismiss the complaint with leave to amend. Panache Broadcasting filed an amended complaint in March 1993. The Company has moved to dismiss that complaint. No determination has been made regarding the plaintiffs' request to certify the purported class. The Company believes that it has meritorious defenses to the Panache lawsuit.

              In addition to the above-referenced matters, the Company is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of the above litigation will not have a material adverse effect on the financial condition of the Company.

              The Company has also been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at six sites to which Varian is alleged to have shipped manufacturing waste for disposal. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, local and/or state agencies at certain current or former Company facilities.

              Uncertainty as to (a) the extent to which the Company caused, if at all, the condition being investigated, (b) the extent of environmental contamination and risks, (c) the applicability of changing and complex environmental laws, (d) the number and financial viability of other potentially responsible parties,
              (e) the stage of the investigation and/or remediation, (f) the unpredictability of investigation and/or remediation costs (including as to when they will be incurred), (g) applicable clean-up standards, (h) the remediation (if any) which will ultimately be required, and (i) available technology make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. In addition, the Company believes that it has rights to contribution and/or reimbursement from financially viable, potentially responsible parties and/or insurance companies, and has filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites.
              The Company has established reserves for these environmental matters, which reserves management believes are adequate. Based on information currently available, management believes that the costs of these matters are otherwise not reasonably likely to have a material adverse effect on the financial condition of the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


On January 20, Varian reported higher sales and a sharp rise in profits for the first quarter of 1994, versus last year's first period. Orders were the highest for any quarter in the Company's history.

Net earnings for the quarter increased 77% to $11.7 million from $6.6 million in the year-ago period. Earnings per share of $.65 were 81% above the prior year's $.36.

Orders of $440 million rose 29% over last year's $342 million. First-quarter sales totaled $324 million, 11% above the $291 million of a year ago. Backlog of $738 million was up by over $100 million from both the previous quarter and the year-ago period.

Year-to-year earnings improvements were posted by three of the four core businesses, all of which benefited from improved manufacturing and lower cost structure. Two of the businesses, Health Care Systems and Semiconductor Equipment, accounted for most of the orders growth, as both set new quarterly records.

Orders for Health Care Systems advanced strongly during the period, reaching a level that was 21% above the prior year's total. Sales rose as well, even though this is traditionally the slowest shipment period of the year for this business. Backlog also reached a new high, climbing 9% over 1993's first quarter to $295 million. The business also achieved better operating margins relative to the year-ago period. Demand in Health Care's domestic markets was strong, driven by interest in new-generation cancer therapy systems and a major new contract to supply X-ray tubes to a large U.S. systems manufacturer.

Instruments' orders increased modestly from the strong first quarter of a year ago. Sales fell slightly as did operating margins, but backlog grew 15% over the prior year's level. Varian's Vacuum Products unit has completed its turnaround and is now benefiting from the strength of the semiconductor equipment market, where it is a major supplier of pumps, gauges, and leak detectors.

Semiconductor Equipment orders of $171 million were more than double those of a year ago and exceeded the previous quarterly record by $68 million. Sales rose 62% over 1993's similar quarter, while backlog was twice that year's level at $188 million. The business posted its fourth consecutive quarterly profit as it continues its recovery from a loss in last year's first period. The increase in equipment orders is being driven by the new sub-micron semiconductor fabrication facilities being constructed in most markets outside of Japan, particularly in the U.S. and Korea.

Orders, sales, and backlog for Varian's fourth core business, Electron Devices, declined from the same period in 1993. Operating profits, on the other hand, improved as a result of continuing cost reductions and enhanced manufacturing performance.

In November 1992, the FASB issued SFAS 112, Employer's Accounting for Postemployment Benefits. It is effective for the Company's fiscal year 1995. Its adoption will not have a material effect on the financial statements of the Company.

FINANCIAL CONDITION

The Company's financial condition remained strong during the first quarter of fiscal 1994. Operating activities consumed $13.2 million in the first quarter of fiscal 1994 compared to $13.4 million in the same period last year. Investing activities used $8.7 million and $11.5 million in the first quarters of fiscal 1994 and 1993, respectively, mainly for the purchase of property, plant, and equipment. Long-term financing arrangements were unchanged from fiscal 1993 year end. The ratio of current assets to current liabilities of
1.57 held constant from year end. The Company has available $50 million in unused lines of credit.

OUTLOOK

Despite the favorable financial results described above, future revenue and profitability remain difficult to predict. The Company continues to face various risks associated with its business operations including uncertain general worldwide economic conditions and lingering worldwide recessionary conditions (particularly in Europe and Japan). Such conditions could affect the Company's future performance.

As discussed in the Annual Report Form 10-K for the fiscal year ended October 1, 1993, the Company is involved in certain environmental matters. The Company has established reserves for these environmental matters, which reserves management believes are adequate. Based on information currently available, management continues to believe that the costs of these matters, individually or in the aggregate, are otherwise not reasonably likely to have a material adverse effect on the financial condition or results of operations of the Company.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Varian Associates, Inc.:

We have reviewed the consolidated balance sheet of Varian Associates, Inc. and subsidiary companies as of December 31, 1993, and the related consolidated statements of earnings and the condensed consolidated statements of cash flows for the quarters ended December 31, 1993 and January 1, 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the aforementioned financial statements for them to be in conformity with generally accepted accounting principles.



                                                      /s/ Coopers & Lybrand
                                                      ------------------------
                                                          COOPERS & LYBRAND

San Jose, California
January 20, 1994

PART II.  OTHER INFORMATION

Item 1                    Legal Proceedings

On September 21, 1988, Rodney Shields, who purports to be a stockholder of the Company, filed a stockholder's derivative action in the Superior Court of the State of California, County of Santa Clara. The complaint alleged that the Company obtained certain defense contracts by illegal means, overcharged the government in connection with other defense contracts, and that certain named individuals, including 17 present or former directors or officers of the Company, breached their fiduciary duties. On November 2, 1993, the California Court of Appeal issued a writ of mandate directing entry of summary judgment in favor of all defendants. Mr. Shields did not seek further judicial review of that writ, and a judgment of dismissal was entered by the Superior Court on December 27, 1993.




Item 6                    Exhibits and Reports on Form 8-K
- - ------                    --------------------------------

(a)                       Exhibit 11-Computation of Earnings Per Share.

(b)                       Exhibit 15-Letter Regarding Unaudited Interim Financial Information.

(c)                       Reports on Form 8-K:

                          There were no reports on Form 8-K filed for the first quarter ended December 31, 1993.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             VARIAN ASSOCIATES, INC.
                                          ----------------------------
                                                   Registrant


                                               February 10, 1994
                                          ----------------------------
                                                      Date


                                             /s/ Wayne P. Somrak
                                          ----------------------------
                                                 Wayne P. Somrak
                                          Vice President and Controller

                               INDEX OF EXHIBITS


  Exhibit
  Number                                                                 Page
  -------                                                                ----
    11        Computation of Earnings Per Share                           14

    15        Letter Regarding Unaudited Interim Financial Information    15