Form 10-Q
period 1994-04-01
VARIAN ASSOCIATES INC /DE/
filed 1994-05-12
CIK 203527

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-Q


  (Mark One)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ___                 SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 1, 1994

                                       OR

    ___     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the transistion period from _______ to _______

                         Commission File Number: 1-7598

              Exact name of registrant as specified in it charter:
                            VARIAN ASSOCIATES, INC.

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

             Securities registered pursuant to Section 12(b)of the Act:

                                                             Name of each exchange
        Title of each class                                   on which registered
        -------------------                                  --------------------
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
                                      None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X    NO
                                         ----      ----

        An index of exhibits filed with this Form 10-Q is located on page 15.

        Indicate the number of shares outstanding of each of the issuer's
classes of common stock as of April 29, 1994:   34,380,000 shares of $1 par
value common stock.

                                   1 of 17

                         PART 1.  FINANCIAL INFORMATION

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   UNAUDITED

                                        Second Quarter Ended        Six Months Ended
                                      -------------------------  -----------------------
(Dollars in thousands                   April 1,     April 2,      April 1,     April 2,
 except per share amounts)                1994         1993          1994        1993
                                      -----------   ----------   -----------  ----------
SALES                                  $  394,534   $  325,304   $  718,284   $  616,636
                                       ----------   ----------   ----------   ----------

OPERATING COSTS AND EXPENSES
   Cost of sales                          264,762      216,692      484,407      417,111
   Research and development                21,480       19,137       39,905       36,098
   Marketing                               46,126       44,059       87,833       84,819
   General and administrative              31,523       29,072       55,620       51,027
                                       ----------   ----------   ----------   ----------
   Total operating costs and expenses     363,891      308,960      667,765      589,055
                                       ----------   ----------   ----------   ----------
OPERATING EARNINGS                         30,643       16,344       50,519       27,581

   Interest expense, net                    1,065        1,351        2,127        2,005
                                       ----------   ----------   ----------   ----------
EARNINGS BEFORE TAXES                      29,578       14,993       48,392       25,576

   Taxes on Earnings                       11,240        5,700       18,390        9,720
                                       ----------   ----------   ----------   ----------
NET EARNINGS                           $   18,338   $    9,293   $   30,002   $   15,856
                                       ==========   ==========   ==========   ==========

Average Shares Outstanding Including
Common Stock Equivalents (1)               35,697       36,508       35,742       36,730
                                       ==========   ==========   ==========   ==========

EARNINGS PER SHARE - FULLY DILUTED (1) $     0.51   $     0.25   $     0.84   $     0.43
                                       ==========   ==========   ==========   ==========

- - ----------------------------------------------------------------------------------------
Dividends Declared Per Share (1)       $     0.06   $     0.05   $     0.11   $     0.10

Order Backlog                                                    $  753,500   $  612,200
- - ----------------------------------------------------------------------------------------





(1) Note: Prior periods restated for two-for-one stock split effected in the form of a stock dividend in Q2 FY94.

See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEETS

                                UNAUDITED

                                                                April 1,        October 1,
(Dollars in thousands except par values)                          1994            1993
ASSETS
Current Assets
  Cash and cash equivalents                                     $  65,036      $  73,307
  Accounts receivable                                             325,130        290,513
  Inventories
    Raw materials and parts                                       109,740         89,708
    Work in process                                                59,988         44,705
    Finished goods                                                 21,294         27,000
                                                                ---------     ----------
     Total Inventories                                            191,022        161,413
   Other current assets                                            68,004         65,793
                                                                ---------     ----------
    Total Current Assets                                          649,192        591,026

Property, Plant, and Equipment                                    557,591        544,316
  Accumulated depreciation and amortization                      (330,019)      (313,841)
                                                                ---------      ---------
    Net Property, Plant, and Equipment                            227,572        230,475

Other Assets                                                       52,444         57,506
                                                                ---------      ---------
    TOTAL ASSETS                                                $ 929,208      $ 879,007
                                                                =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable                                                 $  49,276      $  22,858
  Accounts payable - trade                                         65,195         58,654
  Accrued expenses                                                210,059        203,848
  Product warranty                                                 38,801         35,615
  Advance payments from customers                                  65,955         61,282
                                                                 --------       --------
    Total Current Liabilities                                     429,286        382,257
Long-Term Debt                                                     60,399         60,470
Deferred Taxes                                                     21,355         21,361
                                                                 --------       --------
    Total Liabilities                                             511,040        464,088
                                                                ---------      ---------
Shareholders' Equity
  Preferred stock
    Authorized 1,000,000 shares, par value $1, issued none              -              -
  Common stock
    Authorized 99,000,000 shares, par value $1, issued and
    outstanding  34,423,000 shares at April 1,1994 and
    34,684,000 shares at October 1, 1993  (1)                      34,423         17,342
  Retained earnings                                               383,745        397,577
                                                                 --------       --------
    Total Shareholders' Equity                                    418,168        414,919
                                                                ---------       --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 929,208      $ 879,007
                                                                =========      =========


(1) Outstanding shares have been adjusted on a retroactive basis for the two-for-one stock split effected in the form of a stock dividend in Q2 FY94.

See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                           Six Months Ended
                                                                       ------------------------
                                                                       April 1,        April 2,
(Dollars in thousands)                                                   1994            1993
                                                                      ----------      ----------
OPERATING ACTIVITIES
       Net Cash Provided by Operating Activities                       $ 14,046        $ 16,397

INVESTING ACTIVITIES
      Purchase of property, plant, and equipment                        (25,563)        (19,235)
      Other, net                                                          3,123          (1,143)
                                                                      ---------       ---------
      Net Cash Used by Investing Activities                             (22,440)        (20,378)

FINANCING ACTIVITIES
      Net borrowings on short-term obligations                           26,418             830
      Proceeds from long-term borrowings                                    -            20,000
      Proceeds from common stock issued to employees                     16,124          12,395
      Purchase of common stock                                          (39,079)        (40,516)
      Other, net                                                         (3,843)         (8,868)
                                                                     ----------       ---------
       Net Cash Used by Financing Activities                               (380)        (16,159)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                    503           1,960
                                                                     ----------       ---------
       Net Decrease in Cash and Cash Equivalents                         (8,271)        (18,180)

       Cash and Cash Equivalents at Beginning of Period                  73,307          66,743
                                                                     ----------      ----------
       Cash and Cash Equivalents at End of Period                      $ 65,036        $ 48,563
                                                                     ==========      ==========





See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   Unaudited

                             (Dollars in Millions)


NOTE 1: The consolidated financial statements include the accounts of Varian Associates, Inc. and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Form 10-K annual report. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the second quarter ended April 1, 1994, and April 2, 1993 are not necessarily indicative of the results to be expected for a full year or for any other periods.

NOTE 2: Inventories are valued at the lower of cost or market (realizable value) using last-in, first-out (LIFO) cost for the U.S.
         inventories of the Health Care Systems (except for X-Ray Tube Products), Instruments, and Semiconductor Equipment segments. All other inventories are valued principally at average cost. Approximately half of total gross inventories are valued using the LIFO method. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $50.8 at April 1, 1994, $50.8 at October 1, 1993, and $52.0 at April 2, 1993.

NOTE 3: The Company enters into forward exchange contracts to mitigate the effects of operational (sales orders and purchase commitments) and balance sheet exposures to fluctuations in foreign currency exchange rates. When the Company's foreign exchange contracts hedge operational exposure, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenue and expenses are recognized. When foreign exchange contracts hedge balance sheet exposure, such effects are recognized in income when the exchange rate changes. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these instruments do not subject the Company to risk that would otherwise result from changes in currency exchange rates. At April 1, 1994, the Company had forward exchange contracts with maturities of twelve months or less to sell foreign currencies totalling $64.7 million (3.3 million Canadian dollars, 4.0 million Swiss francs, 12.1 million Deutsche marks, 6.0 million Finnish marks, 97.0 million French Francs, 4.1 million British pounds, 8.7 billion Italian lira, 2.2 billion Japanese yen and 20.0 million Swedish krona) and to buy foreign currencies totalling
        $17.0 million (8.6 million British pounds and 445.0 million
        Japanese yen).


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

        Significant components of deferred tax assets and liabilities as of the beginning of fiscal 1994 are as follows:

           Assets:
                       Inventory                     $11.6
                       Product warranty               11.3
                       Deferred compensation           8.6
                       Estimated loss contingencies    6.3
                       Insurance                       3.3
                       Other                           7.3
                                                     -----
                                                     $48.4
                                                     =====
          Liabilities:
                       Depreciation                  $22.0
                       Other                          (0.6)
                                                     -----
                                                     $21.4
                                                     =====

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


NOTE 7: All share and per share information has been restated to reflect a two-for-one stock split, effected in the form of a stock dividend, which was distributed in March 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


On April 21, Varian reported significantly higher orders, sales and profits for the second quarter and first half of 1994 from last year's comparable periods. Earnings per share also increased in the second quarter, reaching $0.51 (adjusted for the 2-for-1 stock split distributed in March 1994) from $0.25 a year ago.

Net earnings for the quarter increased 97% to $18.3 million from $9.3 million in the year-ago period. Orders of $413 million rose 29% over last year's $319 million. Second quarter sales totaled $395 million, versus $325 million of a year ago. Backlog of $754 million was up 23% over the prior year.

In the first six months of 1994, Varian had net earnings of $30 million ($0.84 per share) which nearly doubled the prior year's $15.9 million ($0.43 per share). First-half orders reached $853 million compared to 1993's $661 million. Sales rose to $718 million, from $617 million in 1993.

First-half orders continued to grow, with all four core businesses contributing to this growth and experiencing higher profitability during the quarter as well as the first six months of 1994.

Orders for Health Care Systems rose 16% for the half year, as the business posted its fourth straight quarter of over $100 million in bookings. First-half sales advanced 8%, pushing backlog to $297 million. The business also achieved better operating margins relative to the year-ago period.

Demand for Varian's cancer therapy equipment remains strong, both domestically and internationally. This reflects growing appreciation of the cost-effectiveness of radiation therapy as well as the enhanced treatment capabilities of Varian's products.
Orders for X-ray tube products also rose.

Instruments' orders registered a 13% gain during the second quarter, and were up modestly from the first-half. Sales and profits were also ahead of 1993 levels, while backlog rose 27% over the prior year's mid-point.

The increase in Instruments' orders was led by the nuclear
magnetic resonance instrument business and the revitalized vacuum
products operation.   New instruments and accessories designed to
match customer needs in several diverse markets also contributed to the higher business levels.

Semiconductor Equipment orders rose to $306 million during the first six months. Sales were 71% ahead of the year-ago period. Backlog rose for the fourth quarter in a row, increasing 119% over the prior year period to $193 million. Some moderation in demand is likely during the second-half of fiscal 1994.

First-half orders for the Electron Devices business were slightly ahead of last year, while sales and backlog were modestly lower.
Aggressive downsizing in this business over the last several years has allowed improved operating margins despite slow market conditions.

In November 1992, the FASB issued SFAS 112, Employer's Accounting for Postemployment Benefits. It is effective for the Company's fiscal year 1995. Its adoption will not have a material effect on the financial statements of the Company.


FINANCIAL CONDITION

The Company's financial condition remained strong during the first six months of fiscal 1994. Operating activities provided $14.1 million in the first-half of fiscal 1994 compared to $16.4 million in the same period last year. Investing activities used $22.4 million and $20.4 million in the first half of fiscal years 1994 and 1993, respectively, mainly for the purchase of property, plant, and equipment. Financing activities used cash of $0.4 million in the first half of fiscal year 1994, compared to $16.2 million in the same period last year. Net borrowings of $26.4 million increased total debt as a percentage of total capital to 20.8% at the end of the second quarter of fiscal year 1994 as compared with 16.7% at the end of fiscal year 1993. The ratio of current assets to current liabilities decreased slightly to 1.51 at April 2, 1994, from 1.55 at fiscal year end, 1993. The Company has available $50 million in unused lines of credit.


OUTLOOK

Despite the favorable financial results described above, future revenue and profitability remain difficult to predict. The Company continues to face various risks associated with its business operations including uncertain general worldwide economic conditions, lingering worldwide recessionary conditions (particularly in Europe and Japan), and uncertainty regarding proposed legislation and private initiatives in the U.S. to control health care costs. Such conditions could affect the Company's future performance.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors of Varian Associates, Inc.:


We have reviewed the consolidated balance sheet of Varian Associates, Inc. and subsidiary companies as of April 1, 1994, and the related consolidated statements of earnings and the condensed consolidated statements of cash flows for the quarters and semi-annual periods ended April 1, 1994 and April 2, 1993. These financial statements are the responsibility of the Company's management.

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



                                          /s/ Coopers  Lybrand
                                              COOPERS  LYBRAND

San Jose, California
April 20, 1994

PART II.   OTHER INFORMATION


Item 4     Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on February 17, 1994, the stockholders of the Company voted on the election of five directors to the Company's Board of Directors for three-year terms. The voting on each such nominee for director was as follows:

                       Votes        Votes        Votes                  Broker
Nominee                For        Against      Withheld  Abstentions  Nonvotes1
Ruth M. Davis         13,785,781     0         34,842        0
David W. Martin, Jr.  13,699,279     0         34,842        0
J. Tracy O'Rourke     13,785,322     0         34,842        0
Donald O. Pederson    13,792,089     0         34,842        0
Richard W. Vieser     13,785,711     0         34,842        0

1 Pursuant to the Rules of the New York Stock Exchange, this election of directors constituted a routine matter, and therefore brokers were permitted to vote without receipt of instructions from clients.


Item 6    Exhibits and Reports on Form 8-K

(a)       Exhibit 11-Computation of Earnings Per Share.

(b)       Exhibit 15-Letter Regarding Unaudited Interim Financial
          Information.

(c)       Reports on Form 8-K:

          There were no reports on Form 8-K filed for the second quarter ended April 1, 1994.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            VARIAN ASSOCIATES, INC.
                                         ------------------------------
                                                   Registrant


                                                  May 12, 1994
                                         ------------------------------
                                                      Date


                                              /s/ Wayne P. Somrak
                                         ------------------------------
                                                  Wayne P. Somrak
                                          Vice President and Controller

                               INDEX OF EXHIBITS


  Exhibit
  Number                                                                     Page
- - ----------                                                                ---------
     11         Computation of Earnings Per Share                              16

     15         Letter Regarding Unaudited Interim Financial Information       17