Form 10-Q
period 1994-07-01
VARIAN ASSOCIATES INC /DE/
filed 1994-08-12
CIK 203527

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(MARK ONE)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED JULY 1, 1994

                                OR

  ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSISTION PERIOD FROM _________TO _________


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


                                           NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                         ON WHICH REGISTERED
Common Stock,                             New York Stock Exchange
  $1 par value                            Pacific Stock Exchange

Preferred Stock                           New York Stock Exchange
  Purchase Rights                         Pacific Stock Exchange


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G)OF THE ACT:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES X      NO___

An index of exhibits filed with this Form 10-Q is located on page 14.

Indicate the number of shares outstanding of each of the issuer's classes of
common stock as of  August 1, 1994:   34,247,000  shares of $1 par value common
stock.

                                    1 of 17

                         PART 1.  FINANCIAL INFORMATION

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   UNAUDITED

                                                     THIRD QUARTER ENDED                    NINE MONTHS ENDED
(DOLLARS IN THOUSANDS                             JULY 1,             JULY 2,             JULY 1,         JULY 2,
EXCEPT PER SHARE AMOUNTS)                          1994                1993                1994            1993

SALES                                           $   393,054       $    327,883     $    1,111,338       $    944,519
                                                -----------       ------------     --------------       ------------
OPERATING COSTS AND EXPENSES
   Cost of sales                                    262,599            219,333            747,006            636,444
   Research and development                          19,513             18,646             59,418             54,744
   Marketing                                         48,225             43,626            136,058            128,445
   General and administrative                        27,530             25,746             83,150             76,773
                                                 ----------        -----------      -------------       ------------
   TOTAL OPERATING COSTS AND EXPENSES               357,867            307,351          1,025,632            896,406
                                                 ----------        -----------      -------------       ------------
OPERATING EARNINGS                                   35,187             20,532             85,706             48,113
   Interest  (income)/expense, net                     (991)             1,225              1,136              3,230
                                                 ----------        -----------      -------------       ------------
EARNINGS BEFORE TAXES                                36,178             19,307             84,570             44,883
   Taxes on earnings                                 13,750              7,340             32,140             17,060
                                                -----------        -----------      -------------        -----------
NET EARNINGS                                    $    22,428        $    11,967      $      52,430        $    27,823
                                                ===========        ===========      =============        ===========
AVERAGE SHARES OUTSTANDING INCLUDING
COMMON STOCK EQUIVALENTS   (1)                       35,528             35,934             35,703             36,546
                                                ===========        ===========      =============        ===========
EARNINGS PER SHARE - FULLY DILUTED  (1)         $      0.63        $      0.33      $        1.47        $      0.76
                                                ===========        ===========      =============        ===========

Dividends Declared Per Share   (1)              $      0.06        $      0.05      $        0.17        $      0.15
Order Backlog                                                                       $     803,500        $   632,400






(1) Note: Prior periods restated for two-for-one stock split effected in the form of a stock dividend in Q2 FY94.

See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED


                                                                                     JULY 1,            OCTOBER 1,
(DOLLARS IN THOUSANDS EXCEPT PAR VALUES)                                              1994                1993
ASSETS
- - ------
CURRENT ASSETS
  Cash and cash equivalents                                                       $     76,806            $     73,307
  Accounts receivable                                                                  314,266                 290,513
  Inventories
     Raw materials and parts                                                           114,468                  89,708
     Work in process                                                                    60,403                  44,705
     Finished goods                                                                     19,110                  27,000
                                                                                 -------------           -------------
     Total Inventories                                                                 193,981                 161,413
   Other current assets                                                                 72,474                  65,793
                                                                                 -------------           -------------
            TOTAL CURRENT ASSETS                                                       657,527                 591,026

Property, Plant, and Equipment                                                         568,255                 544,316
   Accumulated depreciation and amortization                                          (337,685)               (313,841)
                                                                                 -------------           -------------
            NET PROPERTY, PLANT, AND EQUIPMENT                                         230,570                 230,475
Other Assets                                                                            49,724                  57,506
                                                                                  ------------            ------------
            TOTAL ASSETS                                                          $    937,821            $    879,007
                                                                                  ============            ============


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                                  $     38,854            $     22,858
   Accounts payable - trade                                                             65,320                  58,654
   Accrued expenses                                                                    211,818                 203,848
   Product warranty                                                                     41,603                  35,615
   Advance payments from customers                                                      63,988                  61,282
                                                                                  ------------            ------------
             TOTAL CURRENT LIABILITIES                                                 421,583                 382,257
Long-Term Debt                                                                          60,399                  60,470
Deferred Taxes                                                                          21,392                  21,361
                                                                                  ------------             -----------
             TOTAL LIABILITIES                                                         503,374                 464,088
                                                                                  ------------             -----------
SHAREHOLDERS' EQUITY
   Preferred stock
     Authorized 1,000,000 shares, par value $1, issued none                                  -                       -
   Common stock
     Authorized 99,000,000 shares, par value $1, issued and
     outstanding 34,290,000 shares at July 1,1994 and 34,684,000
     shares at October 1, 1993  (1)                                                     34,290                  17,342
   Retained earnings                                                                   400,157                 397,577
                                                                                  ------------          --------------
              TOTAL SHAREHOLDERS' EQUITY                                               434,447                 414,919
                                                                                  ------------          --------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $    937,821          $      879,007
                                                                                  ============          ==============


(1) Outstanding shares have been adjusted on a retroactive basis for the two-for-one stock split effected in the form of a stock dividend in Q2 FY94.

See accompanying notes to the consolidated financial statements.

               VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                     NINE MONTHS ENDED
                                                                    JULY 1,       JULY 2,
(DOLLARS IN THOUSANDS)                                               1994          1993
OPERATING ACTIVITIES
         Net Cash Provided by Operating Activities                  $56,801       $16,267

INVESTING ACTIVITIES
      Purchase of property, plant, and equipment                     (41,001)     (32,554)
      Other, net                                                       5,314         (242)
                                                                     -------      -------
         Net Cash Used by Investing Activities                       (35,687)      (32,796)

FINANCING ACTIVITIES
      Net borrowings on short-term obligations                        15,996        41,581
      Proceeds from long-term borrowings                                   -        20,000
      Proceeds from common stock issued to employees                  18,984        19,936
      Purchase of common stock                                       (46,029)     (60,728)
      Other, net                                                      (5,902)     (10,667)
                                                                     -------      -------
         Net Cash (Used)/Provided by Financing Activities            (16,951)      10,122

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                (664)       2,027
                                                                      ------       ------
         Net Increase/(Decrease) in Cash and Cash Equivalents          3,499       (4,380)

         Cash and Cash Equivalents at Beginning of Period             73,307       66,743
                                                                     -------      -------
         Cash and Cash Equivalents at End of Period                  $76,806      $62,363
                                                                    ========      =======


See accompanying notes to the consolidated financial statements.

                      VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       Unaudited

                                (Dollars in Millions)


 NOTE 1: The consolidated financial statements include the accounts of Varian Associates, Inc. and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Form 10-K annual report. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the third quarter ended July 1, 1994, and July 2, 1993, are not necessarily indicative of the results to be expected for a full year or for any other periods.


 NOTE 2: Inventories are valued at the lower of cost or market (realizable value) using the last-in, first-out (LIFO) cost for the U.S. inventories of the Health Care Systems (except for X-Ray Tube Products), Instruments, and Semiconductor Equipment segments. All other inventories are valued principally at average cost. Approximately half of total gross inventories are valued using the LIFO method. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $51.4 at July 1, 1994, $50.8 at October 1, 1993, $52.7 at July 2, 1993, and $52.0 at
                 October 2,1992.



 NOTE 3: The Company enters into forward exchange contracts to mitigate the effects of operational (sales orders and purchase commitments) and balance sheet exposures to fluctuations in foreign currency exchange rates. When the Company's foreign exchange contracts hedge operational exposure, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenue and expenses are recognized. When foreign exchange contracts hedge balance sheet exposure, such effects are recognized in income when the exchange rate changes. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these instruments do not subject the Company to risk that would otherwise result from changes in currency exchange rates. At July 1, 1994, the Company had forward exchange contracts with maturities of twelve months or less to sell foreign currencies totaling $65.0 million (7.5 million Canadian dollars, 3.0 million Swiss francs, 15.4 million Deutsche marks, 118.7 million French francs, 8.5 million British pounds, 13.9 billion Italian lira and 568.0 million Japanese yen) and to buy foreign currencies totaling $17.4 million (1.3 million Swiss francs, 4.5 million British pounds and 1.0 billion Japanese yen).


 NOTE 4: In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 112, Employers' Accounting for Postemployment Benefits. It is effective for the Company's fiscal year 1995. Its adoption will not have a material effect on the financial statements of the Company.



 N0TE 5: During the first quarter of fiscal year 1994, the Company adopted SFAS 109, "Accounting for Income Taxes". Adoption was made on a retroactive basis, and resulted in a charge against beginning retained earnings at September 28, 1991, of $6.9 million. The audited balance sheet at October 1, 1993, has been restated to reflect adoption of this new standard. Adoption of SFAS 109 did not have a material effect on income tax expense, as previously reported, for any periods subsequent to fiscal 1991.

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
                                                                 -----
                                                                 $21.4
                                                                 =====

 NOTE 6: On September 21, 1988, Rodney Shields, who purported to be a stockholder of the Company, filed a stockholder's derivative action in the Superior Court of the State of California, County of Santa Clara. The complaint alleged that the Company obtained certain defense contracts by illegal means, overcharged the government in connection with other defense contracts, and that certain named individuals, including 17 present or former directors or officers of the Company, breached their fiduciary duties. On November 2, 1993, the California Court of Appeal issued a writ of mandate directing entry of summary judgment in favor of all defendants. Mr. Shields did not seek further judicial review of that writ, and a judgment of dismissal was entered by the Superior Court on December 27, 1993.

                 In February 1990, a purported class action was brought by Panache Broadcasting of Pennsylvania, Inc. on behalf of all purchasers of electron tubes in the U.S. against the Company and a joint- venture partner, alleging that the activities of their joint venture in the power-grid tube industry violated antitrust laws. The complaint seeks injunctive relief and unspecified damages which may be trebled under the antitrust laws. In February 1993, the U.S. District Court in Chicago granted the Company's motion to dismiss the complaint with leave to amend. Panache Broadcasting filed an amended complaint in March 1993. The Company's motion to dismiss that complaint was granted in part and denied in part. No determination has been made regarding the plaintiff's request to certify the purported class. The Company believes that it has meritorious defenses to the Panache lawsuit.

                 In addition to the above-referenced matters, the Company is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of the above litigation will not have a material adverse effect on the financial condition of the Company.

                 The Company has also been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at six sites to which Varian is alleged to have shipped manufacturing waste for disposal. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, local and/or state agencies at certain current or former Company facilities. Uncertainty as to (a) the extent to which the Company caused, if at all, the conditions being investigated, (b) the extent of environmental contamination and risks, (c) the applicability of changing and complex environmental laws, (d) the number and financial viability of other potentially responsible parties, (e) the stage of the investigation and/or remediation, (f) the unpredictability of investigation and/or remediation costs (including as to when they will be incurred), (g) applicable clean-up standards,
                 (h) the remediation (if any) which will ultimately be required, and (i) available technology make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. In addition, the Company believes that it has rights to contribution and/or reimbursement from financially viable, potentially responsible parties and/or insurance companies, and has filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites. The Company has established reserves for these environmental matters, which reserves management believes are adequate. Based on information currently available, management believes that the costs of these matters are otherwise not reasonably likely to have a material adverse effect on the financial condition of the Company.



 NOTE 7: All share and per share information has been restated to reflect a two-for-one stock split, effected in the form of a stock dividend, which was distributed in March 1994.

                MANAGEMENT'S DISCUSSION AND ANALYSIS

On July 21, Varian reported net profits of $22.4 million ($0.63/share), up 87% over the $12.0 million of 1993's comparable period. Third-quarter orders rose 27% to $441 million. Quarterly sales of $393 million were up 20%, and backlog of $804 million was 27% higher than the level of a year ago. Earnings for 1994's first nine months increased 88% to $52 million ($1.47/share). Year-to-date orders reached $1.3 billion, up 29%. Sales for the nine months rose 18% to $1.1 billion.

Orders for Varian's Health Care Systems business rose 12% year-to-date, as the business posted its fifth straight quarter of over $100 million in bookings. Sales for the nine months were up 11%, and operating margins also improved. Backlog of $300 million remained at a record level. The higher orders reflected continuing demand for the Company's radiation therapy equipment for treating cancer. The X-ray tube side of this business offset general softness in the diagnostic equipment market by expanding sales to a broader base of OEM customers and by expanding its capabilities to include tube rebuilding and field service support.

Orders and sales for the Instruments business rose slightly for the nine months, while backlog increased by 19% to $89 million. Profits were slightly lower than in the year-ago period. Instrument markets worldwide have been relatively soft and very price competitive. Good demand for Varian's nuclear magnetic resonance instruments and vacuum products helped offset slower conditions in other sectors.

Semiconductor equipment orders for the first nine months of 1994 rose to $479 million, sales rose 65%, and backlog of $246 million was up 138% over last year. Operating margins improved compared to last year's break-even performance. Orders were broad-based, both geographically and across all the Company's product lines, with sputtering and ion implantation bookings rising 88% above last year's levels. While the U.S. and the Pacific Rim, outside of Japan, drove the orders increase, bookings in Japan and Europe were up as well. Some easing in demand is anticipated in the fourth quarter and beyond.

Orders for Varian's Electron Devices business were up 7% for the nine months over 1993, while sales were about flat. Backlog advanced to $153 million, up 5% from a year ago. The profitability of this business also improved over the prior year.Orders for commercial products such as electronic components and satellite amplifiers have more than offset the decline in the defense markets served by this business. This has led to relatively stable demand over the last two years.

In November 1992, the FASB issued SFAS 112, Employer's Accounting for Postemployment Benefits. It is effective for the Company's fiscal year 1995. Its adoption will not have a material effect on the financial statements of the Company.


FINANCIAL CONDITION

The Company's financial condition remained strong during the first nine months of fiscal 1994. Operating activities provided cash of $56.8 million in the first nine months of fiscal 1994 compared to $16.3 million in the same period last year. Investing activities used $35.7 million and $32.8 million in 1994 and 1993, respectively, mainly for the purchase of property, plant and equipment. Financing activities used $17.0 million in the first nine months of fiscal 1994, and provided $10.1 million in the same period last year. Total debt as a percentage of total capital decreased to 18.6% at the end of the third quarter of fiscal 1994 as compared with 22.3% a year ago. The ratio of current assets to current liabilities increased slightly to 1.56 to 1 at July 1, 1994, from 1.55 to 1 at fiscal year end, 1993. The Company has available $50 million in unused lines of credit.


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

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of Varian Associates, Inc.:

We have reviewed the consolidated balance sheet of Varian Associates, Inc. and subsidiary companies as of July 1, 1994, and the related consolidated statements of earnings and the condensed consolidated statements of cash flows for the quarters and nine months ended July 1, 1994 and July 2, 1993. These financial statements are the responsibility of the Company's management.

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



                                                   /s/ Coopers & Lybrand
                                                   COOPERS & LYBRAND


San Jose, California
July 20, 1994

PART II.  OTHER INFORMATION


Item 1           Legal Proceedings

In February 1990, a purported class action was brought by Panache Broadcasting of Pennsylvania, Inc. on behalf of all purchasers of electron tubes in the U.S. against the Company and a joint-venture partner, alleging that the activities of their joint venture in the power-grid tube industry violated antitrust laws. The complaint seeks injunctive relief and unspecified damages which may be trebled under the antitrust laws. In February 1993, the U.S. District Court in Chicago granted the Company's motion to dismiss the complaint with leave to amend. Panache Broadcasting filed an amended complaint in March 1993. The Company's motion to dismiss that complaint was granted in part and denied in part. No determination has been made regarding the plaintiff's request to certify the purported class. The Company believes that it has meritorious defenses to the Panache lawsuit.


Item 6           Exhibits and Reports on Form 8-K
- - ------           --------------------------------
 (a)             Exhibit  10.9    Description of Certain Compensatory Arrangements
                                  Between Registrant and  Directors.

 (b)             Exhibit  11      Computation of Earnings Per Share.

 (c)             Exhibit  15      Letter Regarding Unaudited Interim Financial Information.

 (d)             Reports on Form 8-K:

                 There were no reports on Form 8-K filed for the third quarter ended July 1,
                 1994.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VARIAN ASSOCIATES, INC.
                                               Registrant

                                           August 11, 1994
                                                  Date


                                         /s/ Wayne P. Somrak
                                             Wayne P. Somrak
                                     Vice President and Controller

                                    INDEX OF EXHIBITS


Exhibit
Number                                                                               Page
- - ------                                                                               ----
 10.9        Description of Certain Compensatory Arrangements Between
             Registrant and Directors                                               15
 11          Computation of Earnings Per Share                                      16

 15          Letter Regarding Unaudited Interim Financial Information               17

                                 EXHIBIT  10.9


                              AMENDED AND RESTATED
                DESCRIPTION OF CERTAIN COMPENSATORY ARRANGEMENTS
                        BETWEEN REGISTRANT AND DIRECTORS

Each of Registrant's non-management directors and advisory directors receives an annual retainer fee of $19,000 ($17,500 prior to August 1993) and an attendance fee of $1,000 for each Board of Director's and Board Committee meeting attended (including those attended by telephone). Each non-management director chairing one or more Board Committees receives an additional annual retainer of $7,000 for such services.

A non-management director or advisory director may elect on an annual basis to defer some or all cash compensation. The deferred amount earns interest at a rate determined by the Organization and Compensation Committee of the Board of Directors.

                                                                      EXHIBIT 11

                COMPUTATION OF EARNINGS PER SHARE IN ACCORDANCE
                     WITH INTERPRETIVE RELEASE NO. 34-9083
                                   UNAUDITED

                                                          THIRD QUARTER ENDED       NINE MONTHS ENDED
                                                          -------------------      -------------------
                                                          JULY 1,    JULY 2,       JULY 1,    JULY 2,
(SHARES IN THOUSANDS)                                      1994       1993          1994       1993
Actual weighted average shares outstanding for the
  period(1)............................................     34,354     35,012        34,465     35,584
Dilutive employee stock options(1).....................      1,174        922         1,238        962
                                                          --------   --------      --------   --------
Weighted average shares outstanding for the
  period(1)............................................     35,528     35,934        35,703     36,546
                                                           =======    =======       =======    =======
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Earnings applicable to fully diluted earnings per
  share................................................   $ 22,428   $ 11,967      $ 52,430   $ 27,823
                                                           =======    =======       =======    =======
Earnings per share based on SEC interpretive release
  No. 34-9083:
Earnings per share -- Fully Diluted(1)(2)..............   $   0.63   $   0.33      $   1.47   $   0.76
                                                           =======    =======       =======    =======

(1) Prior periods restated for two-for-one stock split effected in the form of a stock dividend in March 1994.

(2) There is no significant difference between fully diluted earnings per share and primary earnings per share.

                                                                     EXHIBIT  15

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

                                                 RE:  Varian Associates, Inc.
                                           Registrations on Forms S-8 and S-3


We are aware that our report dated July 20, 1994 on our review of the interim financial information of Varian Associates, Inc. for the quarter ended July 1, 1994 included in this Form 10-Q is incorporated by reference in the Company's registration statements on Forms S-8, Registration Statement Numbers 33-46000, 33-33661, 33-33660, and 2-95139 and Forms S-8 and S-3, Registration Statement Number 33-40460. Pursuant to Rule 436(c) under the Securities Act of 1933 this report should not be considered a part of the registration statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.







                                                 /s/ Coopers & Lybrand
                                                     Coopers & Lybrand



San Jose, California
August 10, 1994