Form 10-K
period 1994-09-30
VARIAN ASSOCIATES INC /DE/
filed 1994-12-21
CIK 203527

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)

        /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For the fiscal year ended September 30, 1994

                                       OR

        / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 For the transistion period from          to
                                                 --------    --------

                         COMMISSION FILE NUMBER: 1-7598

             EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER:

                            VARIAN ASSOCIATES, INC.

            STATE OR OTHER JURISDICTION OF             IRS EMPLOYER
            INCORPORATION OR ORGANIZATION:          IDENTIFICATION NO.:
                     DELAWARE                           94-2359345

                    ADDRESS OF PRINCIPAL EXECUTIVE OFFICES:
               3050 Hansen Way, Palo Alto, California 94304-1000
                                 (415) 493-4000


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                           NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                 ON WHICH REGISTERED
        -------------------                ---------------------
        Common Stock,                      New York Stock Exchange
          $1 par value                     Pacific Stock Exchange

        Preferred Stock                    New York Stock Exchange
          Purchase Rights                  Pacific Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G)OF THE ACT:
                                      None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       YES /X/    NO / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                          / /

   The aggregate market value of the Registrant's voting stock held by non-affiliates as of December 1, 1994 was $1,155,602,000.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 1, 1994: 33,933,000 shares of $1 par value common stock.

   An index of exhibits filed with this Form 10-K is located on pages 22 through 23.

                      DOCUMENTS INCORPORATED BY REFERENCE:


DOCUMENT DESCRIPTION                                                          10-K PART
- - - --------------------                                                          ---------
   Certain sections, identified by caption and page number, of the
Registrant's Annual Report to Stockholders for the fiscal year ended
September 30, 1994 (the "Annual Report") .................................... I, II, IV

   Certain sections, identified by caption, of the Proxy Statement for
Registrant's 1995 Annual Meeting of Stockholders (the "Proxy Statement") ....       III

                                    PART  I
Item 1.        Business

Varian Associates, Inc. together with its subsidiaries (hereinafter referred to as the "Company" or the "Registrant") is a high- technology enterprise which was founded in 1948. It is engaged in the research, development, manufacture, and marketing of products and services for the fields of communications, health care, industrial production, scientific and industrial research, defense, and environmental monitoring. The Company's principal products are health care systems, analytical instruments, semiconductor production equipment, and electron devices. Its foreign subsidiaries engage in some of the aforementioned businesses and market the Company's products outside the United States. As of September 30, 1994, the Company employed approximately 8,100 people worldwide.

The Company sells its products throughout the world and has 37 field sales offices in the U.S. and 52 sales offices in other countries. In general, its markets are quite competitive, characterized by the application of advanced technology and by the development of new products and applications. Many of the Company's competitors are large, well-known manufacturers, and no reliable information is generally available on their sales of similar products.

There were no material changes in the kinds of products produced or in the methods of distribution since the beginning of the fiscal year. The Company anticipates adequate availability of raw materials.

The Company's sales to customers outside of the U.S. for 1994 were $732 million. The profitability of such sales is subject to greater fluctuation than U.S. sales because of generally higher marketing costs and changes in the relative value of currencies. Additional information concerning the method of accounting for the Company's foreign currency translation is set forth under the caption "Foreign Currency Translation" on page 26 of the Annual Report, which information is incorporated herein by reference.

The Company's operations are grouped into four segments. These segments, their products, and the markets they serve are described in the following paragraphs.

The Health Care Systems business manufactures and markets linear accelerators, cancer treatment planning systems, and data management systems for radiotherapy centers. It also designs and manufactures a wide range of X-ray generating tubes for the medical diagnostic imaging market worldwide. Linear accelerators are used in cancer therapy and for industrial radiographic applications. The Company's leading CLINAC(R) series of medical linear accelerators, marketed to hospitals and clinics worldwide, generates therapeutic X-rays and electron beams for cancer treatment. LINATRON(R) linear accelerators are used in industrial applications to X-ray heavy metallic structures for quality control. The Company is active in four primary medical X-ray imaging market segments:
CT scanner; diagnostic radiographic/fluoroscopic; special procedures; and mammography. Backlog for the Health Care Systems business amounted to $281 million and $274 million in fiscal 1994 and 1993, respectively.

The Instruments business manufactures, sells, and services a variety of scientific instruments for analyzing chemical substances including metals, inorganic materials, organic compounds, polymers, natural substances, and biochemicals. The products include liquid and gas chromatographs, gas chromatograph/mass spectrometers, NMR spectrometers, ultraviolet visible-near infrared spectrometers, atomic absorption spectrometers, inductively coupled plasma spectrometers, inductively coupled plasma/mass spectrometers, data systems, and small, disposable tools used to prepare chemical samples for analysis. Typical applications are biochemical and organic chemical research, measurement of the chemical composition of mixtures, studies of the chemical structure of pure compounds, quality control of manufactured materials, chemical analysis of natural products, and environmental monitoring and measurement. The major markets served are environmental laboratories; pharmaceutical and chemical industries; chemical, life science, and academic research; government laboratories; and specific areas of the health care industry. Backlog for this business amounted to $78 million and $84 million in fiscal 1994 and 1993, respectively.

The Company's Semiconductor Equipment business manufactures processing systems which are essential to making integrated circuits. A world leader in the development, manufacture, and application of ion implantation and sputter-coating systems, Varian equipment is operating in every major wafer fabrication facility in the world, and its latest models are being used to develop tomorrow's state- of-the-art devices. Backlog for this business amounted to $245 million and $105 million in fiscal 1994 and 1993, respectively. The discontinuance of the semiconductor equipment distribution agreement with Tokyo Electron Limited in the U.S. and Europe was completed as planned effective September 30, 1994. Semiconductor equipment orders and sales growth will be moderated by discontinuation of the distribution of TEL products. The impact on Semiconductor Equipment earnings is expected to be minimal under the terms of the termination, which includes payments to the Company for certain future TEL sales.

The Company's Electron Devices business holds world leadership positions in microwave tube and power amplifiers used in satellite communications, radar, radio and television broadcasting, and other communications applications, as well as electronic countermeasures and medical diagnostics. Approximately one-third of the segment's sales are for defense applications, including electronic countermeasures, radar, and missile guidance. About one-half of its sales are for communication applications, including radio and television broadcasting and satellite communications. Industrial markets are also served. Replacements and spares represent approximately 40 percent of the tube sales, particularly those used for communications and defense applications. Backlog for this segment amounted to $155 million and $142 million in fiscal 1994 and 1993, respectively. On October 20, 1994, the Company announced that it will seek a buyer for the Electron Devices operations. The sale will not go forward unless the selling price recognizes the increased profitability and improving value attained in the business in recent years.

Additional information regarding the Company's lines of business and international operations are incorporated herein by reference from the information provided under the captions "Industry Segments" and "Geographic Segments" on pages 34-35 of the Annual Report.

The Company maintains in-house patent attorneys, holds numerous patents in the United States and in other countries, and has many patent applications pending in the U.S. and in other countries. The Company considers the development of patents through creative research and the maintenance of an active patent program to be advantageous in the conduct of its business, but does not regard the holding of patents as essential to its operations. The Company grants licenses to reliable manufacturers on various terms and cross-licensing arrangements with other parties. Information regarding the Company's research and development costs is incorporated herein by reference from the information provided under the caption "Research and Development" on page 28 of the Annual Report.

The Company's operations are subject to various federal, state and/or local laws regulating the discharge of materials to the environment or otherwise relating to the protection of the environment. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of or in consultation with federal, state and/or local agencies at certain current or former Company facilities (see the information provided under the captions "Management's Discussion and Analysis" and "Contingencies" on pages 19-20 and 33, respectively, of the Annual Report, which information is incorporated herein by reference). The Company has established reserves for these matters, which reserves management believes are adequate. Based on information currently available, management believes that the Company's compliance with laws which have been adopted regulating the discharge of materials to the environment or relating to the protection of the environment is otherwise not reasonably likely to have a material adverse effect on the capital expenditures, earnings or competitive position of the Company. Also, estimated capital expenditures for environmental control facilities are not expected to be material in fiscal 1995, nor are they expected to be material in fiscal 1996.

Executive Officers of the Registrant

The following table sets forth the names and ages of the Registrant's executive officers, together with positions and offices held within the last five years by such executive officers. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their successors have been elected and have qualified. Ages are as of December 19, 1994.

 Name                              Age     Position                                                   Term
 ----                              ---     --------                                                   ----
 J. Tracy O'Rourke                 59      Chairman of the Board and Chief Executive Officer          1990-Present
 (Director)                                Executive Vice President and Chief Operating Officer,      1989-1990
                                           Rockwell International Corporation (a diversified
                                           electronics company)

 Richard A. Aurelio                50      Executive Vice President                                   1992-Present
                                           President, Semiconductor Equipment                         1991-1992
                                           Executive Vice President, ASM Lithography (a               1987-1991
                                           semiconductor manufacturing company)

Allen J. Lauer                    57      Executive Vice President                                   1990-Present
                                          Senior Vice President and President, Instruments           1989-1990

Richard M. Levy                   56      Executive Vice President                                   1990-Present
                                          Senior Vice President and President, Medical Equipment     1989-1990

Al D. Wilunowski                  48      Executive Vice President                                   1990-Present
                                          Vice President and President, Electron Devices             1989-1990

Timothy E. Guertin                45      Corporate Vice President                                   1992-Present
                                          President, Medical Equipment                               1990-Present
                                          General Manager, Medical Equipment                         1989-1990

Allen K. Jones                    47      Vice President                                             1991-Present
                                          Treasurer                                                  1990-Present
                                          Director, Investor Relations and Financial Services        1987-1990

Robert A. Lemos                   53      Vice President, Finance and Chief Financial Officer        1986-Present

Joseph B. Phair                   47      Secretary                                                  1991-Present
                                          Vice President and General Counsel                         1990-Present
                                          Associate General Counsel and Director, Legal              1987-1990
                                          Department Operations

Wayne P. Somrak                   49      Vice President                                             1991-Present
                                          Controller                                                 1985-Present

There is no family relationship between any of the executive officers.

Item 2.        Properties

The Company's executive offices and principal research and manufacturing facilities are located in Palo Alto, California, on 71 acres of land held under leaseholds which expire in the years 2012 through 2058. These facilities are owned by the Company, and provide floor space totaling 1,160,000 square feet. The following is a summary of the Company's properties at September 30, 1994:

                                      Land (Acres)               Buildings (000's Sq. Ft.)
                                      ------------               -------------------------

                                 Owned          Leased             Owned         Leased
                                 -----          ------             -----         ------
United States                    142             91                2,446          559
International                     35              6                  422          331
                                 ---             --                -----          ---
                                 177             97                2,868          890
                                 ===             ==                =====          ===


Utilization of facilities by segment is shown in the following table:

                                                              Buildings (000's Sq. Ft.)
                                            -------------------------------------------------------------

                                               Manufacturing, Administrative
                                                and Research & Development
                                                --------------------------

                                                                                    Marketing
                                             U.S.        Non-U.S.       Total      and Service      Total
                                             ----        --------       -----      ------------     -----
 Health Care Systems                          419           40            459          171            672
 Instruments                                  299          192            491          364            855
 Semiconductor Equipment                      286           41            327          139            466
 Electron Devices                             912          110          1,022           59          1,039
 Other Operations                              50            0             50            0             50
                                            -----          ---          -----          ---          -----
    Total Operations                        1,966          383          2,349          733          3,082
                                            =====          ===          =====          ===
 Other                                                                                                676
                                                                                                    -----
    Total                                                                                           3,758
                                                                                                    =====


Other Operations includes manufacturing support.


The capacity of these facilities is sufficient to meet current demand. The Company owns substantially all of the machinery and equipment in use in its plants. It is the Company's policy to maintain its plants and equipment in excellent condition and at a high level of efficiency.

Manufacturing sites by geographical location are as follows:

Health Care Systems             California, Illinois, South Carolina, Utah,
                                England, Finland, Switzerland

Instruments                     California, Massachusetts, Australia, Italy

Semiconductor Equipment         California, Massachusetts, Korea

Electron Devices                California, Massachusetts, Arizona, Canada

Company-owned and staffed sales offices throughout the world are located in North and South America: Brazil, Canada, Mexico, United States; Europe:
Austria, Belgium, Denmark, France, Italy, the Netherlands, Spain, Sweden, Switzerland, Finland, England, Germany; and Pacific Basin: Australia, People's Republic of China, Hong Kong, India, Japan, Korea, Singapore.

Item 3.        Legal Proceedings

Information required by this Item is incorporated herein by reference from the information provided under the caption "Contingencies" on page 33 of the Annual Report.

Item 4.        Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the information provided under the caption "Common Stock Prices (Unaudited)" on page 36 of the Annual Report, and the information provided under the caption "Long-Term Debt" on page 29 of the Annual Report.

The Company's common stock is listed on the New York and Pacific Stock Exchanges under the trading symbol VAR.

There were 6,253 holders of record of the Company's common stock on December 1, 1994.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                                FISCAL YEARS
- - - ------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)           1994           1993          1992          1991          1990
- - - ------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Sales                                               $   1,552.5        1,311.0       1,288.0       1,377.9       1,264.8
                                                     ----------     ----------    ----------    ----------    ----------
Earnings from Continuing Operations
  before Taxes                                      $     128.0           73.9          62.3          92.8          20.7
    Taxes on earnings                               $      48.6           28.1          23.7          35.3           8.1
                                                     ----------     ----------    ----------    ----------    ----------
Earnings from Continuing Operations                 $      79.4           45.8          38.6          57.5          12.6
    Loss from Discontinued Operations,
      Net of Benefits                               $         -              -             -             -         (16.7)
                                                      ---------     ----------    ----------    ----------    ----------
Earnings (Loss) before Cumulative  Effect of               79.4           45.8          38.6          57.5          (4.1)
    Change in Accounting for Income Taxes
Cumulative Effect of Accounting Change              $         -              -             -          (7.8)            -
                                                     ----------     ----------    ----------    ----------    ----------
NET EARNINGS (LOSS)                                 $      79.4           45.8          38.6          49.7          (4.1)
                                                     ==========     ==========     =========    ==========    ==========

EARNINGS (LOSS) PER SHARE - FULLY DILUTED
    Earnings Continuing Operations                  $      2.22           1.26          1.02          1.47          0.32
    Loss Discontinued Operations                    $         -              -             -             -         (0.42)
                                                     ----------     ----------    ----------    ----------    ----------
Earnings (Loss) Per Share Before
    Cumulative Effect of Change in Accounting
    for Income Taxes                                $      2.22           1.26          1.02          1.47         (0.10)
Cumulative Effect of Accounting Change              $         -              -             -         (0.20)            -
                                                     ----------     ----------    ----------    ----------    ----------
NET EARNINGS (LOSS) PER SHARE                       $      2.22           1.26          1.02          1.27         (0.10)
                                                     ==========     ==========    ==========    ==========    ==========

DIVIDENDS DECLARED PER SHARE                        $     0.230          0.195         0.175         0.153         0.130
                                                     ==========     ==========    ==========    ==========    ==========

FINANCIAL POSITION AT YEAR END
Total assets                                        $     962.4          878.7         878.7         869.8         923.6
Long-term debt (excluding current portion)          $      60.4           60.5          49.7          68.0          76.8



Note: Certain amounts in prior years have been restated to reflect discontinued operations.

      This selected financial data should be read in conjunction with the related consolidated financial statements and notes thereto, incorporated herein by reference pursuant to Item 8.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated herein by reference from the information provided under the caption "Management's Discussion and Analysis" on pages 19-20 of the Annual Report.

Item 8.      Financial Statements and Supplementary Data

The information required by this Item is incorporated herein by reference from the Report of Independent Accountants on page 37 of the Annual Report and the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and Supplementary Data on pages 22-36 of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    Part III

Item 10.     Directors and Executive Officers of the Registrant

The information required by this Item with respect to the Company's executive officers is incorporated herein by reference from the information under Item 1 of Part I of this Report. The information required by this Item with respect to the Company's directors is incorporated herein by reference from the information provided under the caption "Election of Directors" of the Proxy Statement which will be filed with the Commission. The information required by
Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the caption "Securities Exchange Act of 1934" of the Proxy Statement.

Item 11.     Executive Compensation

The information required by this item is incorporated herein by reference from the information provided under the caption "Certain Executive Officer Compensation and Other Information" of the Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated herein by reference from the information provided under the caption "Stock Ownership of Certain Beneficial Owners" of the Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference from the information provided under the captions "Management Indebtedness and Certain Transactions", "Change in Control Arrangements" and "Arrangement with Mr. Wilunowski" of the Proxy Statement.

                                    Part IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K

         (a)     The following documents are filed as a part of this report:

                (1) Financial Statements: The following financial statements of the Registrant and its subsidiaries, and Report of Independent Accountants, are incorporated herein by reference from pages 22 through 35, and page 37 of the Annual Report:


                           Consolidated Financial Statements:

                                 Consolidated Statements of Earnings for fiscal
                                   years 1994, 1993, and 1992

                                 Consolidated Balance Sheets at fiscal year-end
                                   1994 and 1993

                                 Consolidated Statements of  Stockholders'
                                   Equity for fiscal years 1994, 1993, and 1992

                                 Consolidated Statements of Cash Flows for
                                   fiscal years 1994, 1993, and 1992

                                 Notes to the Consolidated Financial Statements

                                 Report of Independent Accountants

(2) Financial Statement Schedules: The following financial statement schedules of the Registrant and its subsidiaries for fiscal years 1994, 1993, and 1992, and the related Reports of Independent Accountants are filed as a part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries which are incorporated herein by reference.

Schedule                                                                                    Page
- - - --------                                                                                    ----
 --           Report of Independent Accountants on Financial Statement Schedules             15

 II           Amounts Receivable from Related Parties and Underwriters, Promoters,           16
              and Employees other than Related Parties

 V            Property, Plant and Equipment                                                  17

 VI           Accumulated Depreciation, Depletion and Amortization of Property,              18
              Plant and Equipment

VIII          Valuation and Qualifying Accounts                                              19

 IX           Short-Term Borrowings                                                          20

 X            Supplementary Income Statement Information                                     21

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.



(3)    Exhibits:

            3-a                    Registrant's Restated Certificate of
                                         Incorporation, dated June 26, 1987
                                         (incorporated herein by reference to
                                         Registrant's Form 10-K for the year
                                         ended October 1, 1993).

            3-b                    Registrant's Bylaws, dated May 15, 1992
                                         (incorporated herein by reference to
                                         the Registrant's Form 10-K for the
                                         year ended October 2, 1992).

            4                      Registrant's Rights Agreement with the First
                                         National Bank of Boston, dated August
                                         25, 1986, and Amendment No. 1 dated
                                         July 7, 1989 (incorporated herein by
                                         reference to Registrant's Form 10-K
                                         for the year ended October 1, 1993).

            10.1                   Registrant's Omnibus Stock Plan
                                         (incorporated herein by reference to
                                         Exhibit 4 to the Registration
                                         Statement on Form S-8; File  No.
                                         33-4-0460).

            10.2                   Registrant's 1982 Non-Qualified Stock Option
                                         Plan (incorporated herein by reference
                                         to Exhibit 4.6 to the Registration
                                         Statement on Form S-8; File No.
                                         33-33660).

            10.3                   Registrant's Restricted Stock Plan
                                         (incorporated herein by reference to
                                         Exhibit 4 to the Registration Statement
                                         on Form S-8; File  No. 33-33661).

            10.4                   Registrant's Management Incentive Plan
                                         (incorporated herein by reference
                                         to Registrant's Form 10-K for the year
                                         ended October 1, 1993).

            10.5                   Registrant's Supplemental Retirement Plan
                                         (incorporated herein by
                                         reference to Registrant's Form 10-K for
                                         the year ended October 1, 1993).

            10.6                   Registrant's form of Indemnity Agreement
                                         with Directors and Executive
                                         Officers (incorporated herein by
                                         reference to Registrant's Form 10-K
                                         for the year ended October 1, 1993).

            10.7                   Registrant's form of Change in Control
                                         Agreement with Executive Officers
                                         other than the Chief Executive Officer
                                         (incorporated herein by reference to
                                         Registrant's Form 10-K for the year
                                         ended October 1, 1993).

            10.8                   Registrant's Change in Control Agreement
                                         with J. Tracy O'Rourke
                                         (incorporated herein by reference to
                                         Registrant's Form 10-K for the year
                                         ended October 1, 1993).

            10.9                   Description of Certain Compensatory
                                         Arrangements between Registrant
                                         and Directors (incorporated herein by
                                         reference to Registrant's Form 10-Q
                                         for the quarter ended December 31,
                                         1993).

            10.10                  Description of Certain Compensatory
                                         Arrangements between Registrant and
                                         Executive Officers.

            10.11                  Description of Certain Relocation
                                         Arrangements between Registrant and
                                         Executive Officers (incorporated herein
                                         by reference to Registrant's Form 10-K
                                         for the year ended October 1, 1993).

            10.12                  Registrant's November 14,1994  Incentive and
                                         Separation Agreement with Al D.
                                         Wilunowski.(1)

            11                     Computation of earnings per share.





__________________________________

(1) Confidential treatment is being requested for portions of this exhibit.

            13        Registrant's 1994 Annual Report to Stockholders
                          (furnished for the information of the Securities and Exchange Commission only and not deemed to be filed except for those portions expressly incorporated by reference herein).

            21        Subsidiaries of the Registrant.

            23        Consent of Independent Accountants.

            24        Power of Attorney by directors of the
                          Company authorizing certain
                          persons to sign this Annual Report on Form 10-K on their behalf.

            27        Financial Data Schedule

(b)   Reports on Form 8-K:
               No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Associates, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VARIAN ASSOCIATES, INC.
                                             (Registrant)

Dated:  December 7, 1994           By:  /s/ Robert A. Lemos
                                        -------------------------------
                                            Robert A. Lemos
                                            Vice President, Finance
                                            and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

        Signature                                     Title                                 Date
        ---------                                     -----                                 ----
/s/ J. Tracy O'Rourke              Chairman of the Board and Chief Executive Officer      December 9, 1994
- - - ---------------------              (Principal Executive Officer)
    J. Tracy O'Rourke


/s/ Robert A. Lemos                Vice President, Finance and Chief Financial Officer    December 7, 1994
- - - -------------------                (Principal Financial Officer)
    Robert A. Lemos



/s/ Wayne P. Somrak                Vice President and Controller (Principal Accounting    December 7, 1994
- - - -------------------                Officer)
    Wayne P. Somrak

Ruth M. Davis *                    Director
Samuel Hellman *                   Director
Terry R. Lautenbach *              Director
Angus A. MacNaughton *             Director
David W. Martin, Jr.*              Director
John G. McDonald *                 Director
William F. Miller *                Director
Gordon E. Moore *                  Director
David E. Mundell *                 Director
Donald O. Pederson *               Director
Philip J. Quigley                  Director
Burton Richter *                   Director
Paul G. Stern *                    Director
Richard W. Vieser *                Director

      * By      /s/ Robert A. Lemos                                                       December 7, 1994
                ------------------------------------------
                    Robert A. Lemos,  Attorney-in-Fact  **



- - - ----------------------------------
** By authority of powers of attorney filed herewith.

                      Report of Independent Accountants on

                         Financial Statement Schedules


To the Board of Directors and Stockholders of Varian Associates, Inc.

Our report on the consolidated financial statements dated October 19,1994 appears on page 37 of the 1994 Annual Report to Stockholders of Varian Associates, Inc. and subsidiary companies (which report and consolidated financial statements are incorporated by reference in this Annual Report on form 10-K). In connection with our audits of such financial statements, we have also audited the Financial Statement Schedules listed in the index on page 11 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                        /s/ Coopers & Lybrand  L.L.P.
                                        -----------------------------
                                        Coopers & Lybrand  L.L.P.




San Jose, California
October 19, 1994

                                                                    SCHEDULE II

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
      AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS,
                 AND EMPLOYEES OTHER THAN RELATED PARTIES  (1)
                 for the fiscal years ended 1994, 1993 and 1992
                             (Dollars in Thousands)

                                     BALANCE AT                                        BALANCE AT END
                                     BEGINNING                     AMOUNTS               OF PERIOD
NAME OF DEBTOR                       OF PERIOD     ADDITIONS      COLLECTED      CURRENT           NONCURRENT
- - - ---------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED 1994:
J. T. O'Rourke   (2)                  $  1,260      $     -         $     -       $    -          $   1,260
R. A. Aurelio    (5)                       500            -               -            -                500
                                      --------      -------         -------       ------          ---------
                                      $  1,760      $     0         $     0       $    0          $   1,760
                                      ========      =======         =======       ======          =========
FISCAL YEAR ENDED 1993:
J. T. O'Rourke   (2)                  $  1,260      $     -         $     -       $    -          $   1,260
A. D. Wilunowski (4)                       109            -             109            -                  -
R. A. Aurelio    (5)                       500            -               -            -                500
                                      --------      -------         -------       ------          ---------
                                      $  1,869      $     0         $   109       $    0          $   1,760
                                      ========      =======         =======       ======          =========
FISCAL YEAR ENDED 1992:
J. T. O'Rourke   (2)                  $  1,260      $     -         $     -       $    -          $   1,260
R. A. Lemos      (3)                        52            -              52            -                  -
A. D. Wilunowski (4)                         -          123              14           12                 97
R. A. Aurelio    (5)                       500            -               -            -                500
                                      --------      -------         -------       ------          ---------
                                      $  1,812      $   123         $    66       $   12          $   1,857
                                      ========      =======         =======       ======          =========

(1)  As to column omitted the answer is "none".

(2) The amount receivable is composed of two notes, each secured by a deed of trust on residential real property. One is for $700,000 and contains provisions for interest based on appreciation of the real property. The other is for $560,000 and is interest free. Both are payable after 30 years, within one year of termination of employment, or upon sale of the property, whichever occurs first, but may be converted to an 8%, 15 year note upon Mr. O'Rourke's retirement. The security for the loans may be replaced with a different residence if Mr. O'Rourke is employed by the Company at the time.

(3) The amount receivable is supported by notes with interest rates of 6.75% and 7.04% due through 1992, with common stock of the Company pledged as collateral.

(4) The amount receivable is supported by a note with interest rate of 6.89% due through 1997, with common stock of the Company pledged as collateral.

(5) The amount receivable is composed of a note, secured by a deed of trust on residential real property. The note contains provisions for interest based on appreciation of the real property. It is payable within one year or three years of termination of employment (depending on the circumstances) or upon sale of the real property, whichever occurs first.

                                                                      SCHEDULE V
                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                         PROPERTY, PLANT, AND EQUIPMENT
                 for the fiscal years ended 1994, 1993 and 1992
                             (Dollars in Millions)

                                       BALANCE AT                                                                BALANCE AT
                                       BEGINNING                                                  OTHER            END OF
CLASSIFICATION                         OF PERIOD          ADDITIONS        RETIREMENTS         CHANGES (1)         PERIOD
- - - ---------------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED 1994:

Land and land leaseholds                $  11.3            $  0.4           $  (0.9)              $    -          $  10.8
Buildings                                 194.2              13.3              (6.6)                 0.5            201.4
Machinery and equipment                   331.1              41.6             (25.5)                   -            347.2
Construction in progress                    7.7               7.3                 -                    -             15.0
                                        -------            ------           --------              ------          -------
   Total                                $ 544.3            $ 62.6           $ (33.0)              $  0.5          $ 574.4
                                        =======            ======           =======               ======          =======
FISCAL YEAR ENDED 1993:

Land and land leaseholds                $   9.9            $  0.1           $  (0.2)              $  1.5          $  11.3
Buildings                                 188.4              10.4              (4.0)                (0.6)           194.2
Machinery and equipment                   323.4              38.0             (29.9)                (0.4)           331.1
Construction in progress                   11.6              (3.4)                -                 (0.5)             7.7
                                        -------            ------           --------              ------          -------
   Total                                $ 533.3            $ 45.1           $ (34.1)              $  0.0          $ 544.3
                                        =======            ======           =======               ======          =======

FISCAL YEAR ENDED 1992:

Land and land leaseholds                $   9.4            $  0.6           $  (0.1)              $    -          $   9.9
Buildings                                 168.0              14.3              (1.3)                 7.4            188.4
Machinery and equipment                   305.3              43.9             (21.8)                (4.0)           323.4
Construction in progress                   24.8             (10.2)                -                 (3.0)            11.6
                                        -------            ------           --------              ------          -------
   Total                                $ 507.5            $ 48.6           $ (23.2)              $  0.4          $ 533.3
                                        =======            ======           =======               ======          =======

(1)  Miscellaneous reclassifications.

                                                                    SCHEDULE  VI
                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
            ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                         PROPERTY, PLANT, AND EQUIPMENT
                 for the fiscal years ended 1994, 1993 and 1992
                             (Dollars in Millions)

                                          BALANCE AT                                                                BALANCE AT
                                          BEGINNING                                                    OTHER          END OF
CLASSIFICATION                            OF PERIOD          ADDITIONS          RETIREMENTS         CHANGES (1)       PERIOD
- - - ------------------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED 1994:

Land and land leaseholds                   $   2.7            $  0.3             $  (0.1)             $   0.4         $   3.3
Buildings                                     88.9               9.1                (2.9)                (0.3)           94.8
Machinery and equipment                      222.3              38.6               (20.2)                 0.3           241.0
                                           -------            ------             -------              -------         -------
   Total                                   $ 313.9            $ 48.0             $ (23.2)             $   0.4         $ 339.1
                                           =======            ======             =======              =======         =======

FISCAL YEAR ENDED 1993:

Land and land leaseholds                   $   2.2            $  0.4             $  (0.1)             $   0.2         $   2.7
Buildings                                     82.9               8.5                (2.5)                   -            88.9
Machinery and equipment                      210.0              36.4               (24.3)                 0.2           222.3
                                           -------            ------             -------              -------         -------
   Total                                   $ 295.1            $ 45.3             $ (26.9)             $   0.4         $ 313.9
                                           =======            ======             =======              =======         =======

FISCAL YEAR ENDED 1992:

Land and land leaseholds                   $   1.8            $  0.4             $     -              $     -         $   2.2
Buildings                                     71.7               8.6                (1.2)                 3.8            82.9
Machinery and equipment                      195.7              35.5               (17.3)                (3.9)          210.0
                                           -------            ------             -------              -------         -------
   Total                                   $ 269.2            $ 44.5             $ (18.5)             $  (0.1)        $ 295.1
                                           =======            ======             =======              =======         =======

(1)  Miscellaneous reclassifications.

                                                                   SCHEDULE VIII
                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                     VALUATION AND QUALIFYING ACCOUNTS  (1)
                for the fiscal years ended 1994, 1993, and 1992
                             (Dollars in Thousands)

                                              BALANCE AT       CHARGED TO                  DEDUCTIONS               BALANCE AT
                                              BEGINNING        COSTS AND        -------------------------------       END OF
DESCRIPTION                                   OF PERIOD         EXPENSES        DESCRIPTION            AMOUNT         PERIOD
- - - ------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL NOTES
  & ACCOUNTS RECEIVABLE:
                                                                                 Write-offs
Fiscal Year Ended 1994                         $  2,219         $    762         & Adjustments         $    559      $  2,422
                                               ========         ========                               ========      ========
                                                                                 Write-offs
Fiscal Year Ended 1993                         $  2,202         $    544         & Adjustments         $    527      $  2,219
                                               ========         ========                               ========      ========
                                                                                 Write-offs
Fiscal Year Ended 1992                         $  2,203         $    789         & Adjustments         $    790      $  2,202
                                               ========         ========                               ========      ========

ESTIMATED LIABILITY FOR
  PRODUCT WARRANTY:

                                                                                 Actual
                                                                                 Warranty
Fiscal Year Ended 1994                         $ 35,615         $ 49,354         Expenditures          $ 43,287      $ 41,682
                                               ========         ========                               ========      ========
                                                                                 Actual
                                                                                 Warranty
Fiscal Year Ended 1993                         $ 34,105         $ 41,773         Expenditures          $ 40,263      $ 35,615
                                               ========         ========                               ========      ========
                                                                                 Actual
                                                                                 Warranty
Fiscal Year Ended 1992                         $ 33,950         $ 44,646         Expenditures          $ 44,491      $ 34,105
                                               ========         ========                               ========      ========

(1)  As to column omitted the answer is "none".

                                                                     SCHEDULE IX
                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                             SHORT-TERM BORROWINGS
                 for the fiscal years ended 1994, 1993 and 1992
                             (Dollars in Millions)



                                                       WEIGHTED         MAXIMUM         AVERAGE AMT.       WEIGHTED
                                          BALANCE       AVERAGE         AMOUNT          OUTSTANDING        AVERAGE
CATEGORY OF AGGREGATE                      AT END      INTEREST       OUTSTANDING         DURING        INTEREST RATE
SHORT-TERM BORROWINGS (1)                OF PERIOD     RATE (2)       DURING PERIOD       PERIOD  (3)   DURING PERIOD  (4)
- - - --------------------------------------------------------------------------------------------------------------------------
AMOUNTS PAYABLE TO BANKS (5):

Fiscal Year-End 1994                     $   4.7         6.2 %         $   64.4           $  30.3           4.0 %
                                            ====        ====               ====              ====          ====

Fiscal Year-End 1993                     $  16.3         3.6 %         $   53.9           $  20.3           3.5 %
                                            ====        ====               ====              ====          ====

Fiscal Year-End 1992                     $   1.7        17.5 %         $   30.0           $  13.9           4.7 %
                                            ====        ====               ====              ====          ====

(1) "Notes payable" in the Company's consolidated balance sheet includes the balances shown above and the current portion of long-term debt, amounting to $0.1million, $6.5 million, and $8.6 million at fiscal year-end 1994, 1993, and 1992, respectively.

(2) The weighted average interest rate for fiscal year-end 1992 of 17.5% represents overnight Italian Lira interest rate for one of the Company's subsidiaries overdraft. United States dollar equivalent based on foreign exchange forward points is approximately 5%.

(3) Average amounts outstanding based on balances at the end of each of the 12 months in the fiscal year.

(4) Weighted average interest rates based on the balance and applicable interest rate for each amount payable at the end of each of the 12 months in the fiscal year.

(5) The Company had total unused committed lines of credit of $50 million at each fiscal year-end 1994, 1993, and 1992. Total borrowing is subject to limitations included in long-term debt agreements. No compensating balances were maintained in 1994, 1993, or 1992 under credit agreements in effect during these years.

                                                                      SCHEDULE X

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                for the fiscal years ended 1994, 1993, and 1992
                             (Dollars in thousands)


- - - -------------------------------------------------------------------------------------------------
Item                                                1994               1993                1992
- - - -------------------------------------------------------------------------------------------------
Maintenance and repairs                          $   28,616         $   28,168         $   28,775





Depreciation expense is included in Schedule VI.

Amounts for advertising costs, amortization of intangible assets and other deferrals, taxes other than payroll and income taxes, and royalties are not presented as such amounts are less than 1% of total sales.

                               INDEX OF EXHIBITS

Exhibit
Number
- - - ------
3-a        Registrant's Restated Certificate of Incorporation, dated June 26, 1987
           (incorporated herein by reference to Registrant's Form 10-K for the year ended
           October 1, 1993).

3-b        Registrant's Bylaws, dated May 15, 1992 (incorporated herein by reference to the
           Registrant's Form 10-K for the year ended October 2, 1992).

4          Registrant's Rights Agreement with the First National Bank of Boston, dated August
           25, 1986, and Amendment No. 1 dated July 7,1989 (incorporated herein by reference to
           Registrant's Form 10-K for the year ended October 1, 1993).

10.1       Registrant's Omnibus Stock Plan (incorporated herein by reference to Exhibit 4 to the Registration Statement on Form S-8; File No. 33-4-0460).

10.2       Registrant's 1982 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-8; File No. 33-33660).

10.3       Registrant's Restricted Stock Plan (incorporated herein by reference to  Exhibit 4 to the Registration Statement on Form S-8; File No. 33-33661).

10.4       Registrant's Management Incentive Plan (incorporated herein by reference  to
           Registrant's Form 10-K for the year ended October 1, 1993).

10.5       Registrant's Supplemental Retirement Plan (incorporated herein by reference to
           Registrant's Form 10-K for the year ended October 1, 1993).

10.6       Registrant's form of Indemnity Agreement with Directors and Executive Officers
           (incorporated herein by reference to Registrant's Form 10-K  for the year ended
           October 1, 1993).

10.7       Registrant's form of Change in Control Agreement with Executive Officers other than the Chief Executive Officer (incorporated herein by reference to Registrant's Form
           10-K for the year ended October 1, 1993).

10.8       Registrant's Change in Control Agreement with J. Tracy O'Rourke (incorporated herein by reference to Registrant's Form 10-K for the year ended October 1, 1993).

                                      INDEX OF EXHIBITS

10.9       Description of Certain Compensatory Arrangements between Registrant and Directors
           (incorporated herein by reference to Registrant's Form 10-Q for the quarter ended
           December 31, 1993).

10.10      Description of Certain Compensatory Arrangements between Registrant and Executive
           Officers.

10.11      Description of Certain Relocation Arrangements between Registrant and Executive
           Officers (incorporated herein by reference to Registrant's Form 10-K for the year ended October 1, 1993).

10.12      Registrant's November 14,1994  Incentive and Separation Agreement with Al D.
           Wilunowski.(1)

11         Computation of earnings per share.

13         Registrant's 1994 Annual Report to Stockholders (furnished for the information of the Securities and Exchange Commission only and not deemed to be filed except for those portions expressly incorporated by reference herein).

21         Subsidiaries of the Registrant.

23         Consent of Independent Accountants.

24         Power of Attorney by directors of the Company authorizing certain persons to sign this Annual Report on Form 10-K on their behalf.

27         Financial Data Schedule





__________________________________

(1) Confidential treatment is being requested for portions of this exhibit.