Form 10-Q
period 1994-12-30
VARIAN ASSOCIATES INC /DE/
filed 1995-02-09
CIK 203527

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


  (MARK ONE)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 1994


                                       OR


        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ____________ TO ____________


                         COMMISSION FILE NUMBER: 1-7598


             EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER:
                            VARIAN ASSOCIATES, INC.

              STATE OR OTHER JURISDICTION       IRS EMPLOYER
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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject
        to such filing requirements for the past 90 days. YES X     NO
                                                             ---      ---
        An index of exhibits filed with this Form 10-Q is located on page 13.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 27, 1995: 33,714,000 shares of $1 par value common stock.

                         PART 1.  FINANCIAL INFORMATION

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   UNAUDITED

                                                                   FIRST QUARTER ENDED
                                                              -----------------------------
(DOLLARS IN THOUSANDS                                         DECEMBER 30,     DECEMBER 31,
 EXCEPT PER SHARE AMOUNTS)                                       1994             1993
                                                              ------------     ------------
SALES                                                           $401,127         $323,750
                                                                --------         --------
OPERATING COSTS AND EXPENSES
   Cost of sales                                                 271,044          219,645
   Research and development                                       21,580           18,425
   Marketing                                                      47,094           41,707
   General and administrative                                     27,539           24,097
                                                                --------         --------
   TOTAL OPERATING COSTS AND EXPENSES                            367,257          303,874
                                                                --------         --------
OPERATING EARNINGS                                                33,870           19,876

   Interest  expense, net                                            930            1,062
                                                                --------         --------
EARNINGS BEFORE TAXES                                             32,940           18,814

   Taxes on earnings                                              12,190            7,150
                                                                --------         --------
NET EARNINGS                                                    $ 20,750         $ 11,664
                                                                ========         ========
AVERAGE SHARES OUTSTANDING INCLUDING
COMMON STOCK EQUIVALENTS (1)                                      34,981           35,644
                                                                ========         ========

EARNINGS PER SHARE - FULLY DILUTED (1)                          $   0.59         $   0.33
                                                                ========         ========

Dividends Declared Per Share (1)                                $   0.06         $   0.05

Order Backlog                                                    864,600          737,500




(1) Note: Prior period restated for two-for-one stock split effected in the form of a stock dividend in Q2 FY94.

See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED

                                                                                DECEMBER 30,      SEPTEMBER 30,
(DOLLARS IN THOUSANDS EXCEPT PAR VALUES)                                            1994              1994
                                                                                ------------      -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                      $   77,398         $  78,872
  Accounts receivable                                                               327,564           338,448
  Inventories
    Raw materials and parts                                                         125,811           104,212
    Work in process                                                                  69,084            60,296
    Finished goods                                                                   23,693            14,668
                                                                                 ----------         ---------
     Total Inventories                                                              218,588           179,176
  Other current assets                                                               79,829            72,243
                                                                                 ----------         ---------
    TOTAL CURRENT ASSETS                                                            703,379           668,739

Property, Plant, and Equipment                                                      585,702           574,402
  Accumulated depreciation and amortization                                        (349,061)         (339,082)
                                                                                 ----------         ---------
    NET PROPERTY, PLANT, AND EQUIPMENT                                              236,641           235,320

Other Assets                                                                         60,055            58,364
                                                                                 ----------         ---------
    TOTAL ASSETS                                                                 $1,000,075         $ 962,423
                                                                                 ==========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                                                  $   46,413         $   4,816
  Accounts payable - trade                                                           78,475            78,094
  Accrued expenses                                                                  234,003           248,751
  Product warranty                                                                   42,447            41,682
  Advance payments from customers                                                    63,626            58,440
                                                                                 ----------         ---------
    TOTAL CURRENT LIABILITIES                                                       464,964           431,783
Long-Term Debt                                                                       60,334            60,399
Deferred Taxes                                                                       20,759            20,788
                                                                                 ----------         ---------
    TOTAL LIABILITIES                                                               546,057           512,970
                                                                                 ----------         ---------
STOCKHOLDERS' EQUITY
  Preferred stock
    Authorized 1,000,000 shares, par value $1, issued none                                -                 -
  Common stock
    Authorized 99,000,000 shares, par value $1, issued and outstanding
    33,733,000 shares at December 30,1994 and 33,979,000 shares at
    September 30, 1994                                                               33,733            33,979
  Retained earnings                                                                 420,285           415,474
                                                                                 ----------         ---------
    TOTAL STOCKHOLDERS' EQUITY                                                      454,018           449,453
                                                                                 ----------         ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $1,000,075         $ 962,423
                                                                                 ==========         =========



See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                FIRST QUARTER ENDED
                                                            ---------------------------
                                                            DECEMBER 30,   DECEMBER 31,
(DOLLARS IN THOUSANDS)                                          1994           1993
                                                            ------------   ------------
OPERATING ACTIVITIES
            Net Cash Used by Operating Activities             $ (5,776)      $(13,175)

INVESTING ACTIVITIES
      Purchase of property, plant, and equipment               (12,135)        (8,788)
      Purchase of businesses, net of cash acquired              (9,995)           250
      Other, net                                                   708           (136)
                                                              --------       --------
            Net Cash Used by Investing Activities              (21,422)        (8,674)

FINANCING ACTIVITIES
      Net borrowings on short-term obligations                  41,597         23,301
      Purchase of common stock                                 (18,936)       (14,406)
      Other, net                                                 2,686          3,755
                                                              --------       --------
            Net Cash Provided by Financing Activities           25,347         12,650

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                           377            588
                                                              --------       --------
            Net Decrease in Cash and Cash Equivalents           (1,474)        (8,611)

            Cash and Cash Equivalents at Beginning of Period    78,872         73,307
                                                              --------       --------
            Cash and Cash Equivalents at End of Period        $ 77,398       $ 64,696
                                                              ========       ========





See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   Unaudited

                             (Dollars in Millions)


               NOTE 1: The consolidated financial statements include the accounts of Varian Associates, Inc. and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Form 10-K annual report. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein.
                              The results of operations for the first quarter ended December 30, 1994, and December 31, 1993, are not necessarily indicative of the results to be expected for a full year or for any other periods.


               NOTE 2: Inventories are valued at the lower of cost or market (realizable value) using the last-in, first-out (LIFO) cost for the U.S. inventories of the Health Care Systems (except for X-ray Tube Products), Instruments, and Semiconductor Equipment segments. All other inventories are valued principally at average cost.
                              Approximately half of total gross inventories are valued using the LIFO method. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $49.6 at December 30, 1994, $49.0 at September 30, 1994, $51.4 at December 31, 1993, and $50.8
                              at October 1, 1993.



               NOTE 3: The Company enters into forward exchange contracts to mitigate the effects of operational (sales orders and purchase commitments) and balance sheet exposures to fluctuations in foreign currency exchange rates. When the Company's foreign exchange contracts hedge operational exposure, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenue and expenses are recognized. When foreign exchange contracts

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)


               NOTE 3         (Continued)
                              hedge balance sheet exposure, such effects are recognized in income when the exchange rate changes. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these instruments do not subject the Company to risk that would otherwise result from changes in currency exchange rates. At December 30, 1994, the Company had forward exchange contracts with maturities of twelve months or less to sell foreign currencies totaling $67.5 million ($3.4 million of Australian dollars, $1.4 million of Belgian francs, $12.9 million of British pounds, $2.1 million of Canadian dollars, $14.2 million of Deutsche marks, $14.7 million of French francs, $2.3 million of Italian lira, $12.3 million of Japanese yen, $2.4 million of Swedish krona and $1.8 million of Swiss francs,) and to buy foreign currencies totaling $41.1 million ($1.0 million of Canadian dollars, $9.1 million of British pounds and $31.0 million of Japanese yen).


               NOTE 4: In February 1990, a purported class action was brought by Panache Broadcasting of Pennsylvania, Inc. on behalf of all purchasers of electron tubes in the U.S. against the Company and a joint- venture partner, alleging that the activities of their joint venture in the power-grid tube industry violated antitrust laws. The complaint seeks injunctive relief and unspecified damages which may be trebled under the antitrust laws. In February 1993, the U.S. District Court in Chicago granted the Company's motion to dismiss the complaint with leave to amend. Panache Broadcasting filed an amended complaint in March 1993. A Federal magistrate has recommended that the court grant in part and deny in part the Company's motion to dismiss that complaint. No determination has been made regarding the plaintiff's request to certify the purported class. The Company believes that it has meritorious defenses to the Panache lawsuit.

                              In addition to the above-referenced matter, the Company is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of the above litigation will not have a material adverse effect on the financial condition of the Company.

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

                         Uncertainty as to (a) the extent to which the Company caused, if at all, the conditions being investigated, (b) the extent of environmental contamination and risks, (c) the applicability of changing and complex environmental laws, (d) the number and financial viability of other potentially responsible parties, (e) the stage of the investigation and/or remediation, (f) the unpredictability of investigation and/or remediation costs (including as to when they will be incurred), (g) applicable clean-up standards,(h) the remediation (if any) which will ultimately be required, and (i) available technology make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. In addition, the Company believes that it has rights to contribution and/or reimbursement from financially viable, potentially responsible parties and/or insurance companies, and has filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites. The Company has established reserves for these environmental matters, which reserves management believes are adequate. Based on information currently available, management believes that the costs of these matters are otherwise not reasonably likely to have a material adverse effect on the financial condition of the Company.


         NOTE 5: On October 20, 1994, the Company announced that it will seek a buyer for the Electron Devices operations. The sale will not go forward unless the selling price recognizes the increased profitability and improving value attained in the business in recent years.


         NOTE 6: All share and per share information has been restated to reflect a two-for-one stock split, effected in the form of a stock dividend, which was distributed in March 1994.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         On January 19, Varian reported record earnings, sales, and orders for 1995's first quarter. The earnings and sales figures set new first-quarter highs, while orders rose to the best level in the Company's history. Net earnings for the quarter grew 78%, to $20.8 million, from the $11.7 million earned in the year-ago period. Earnings per share were $.59 compared to $.33
in 1994, a 79% increase.   First-quarter sales of $401 million grew 24% over
the $324 million of a year ago. Backlog of $865 million was 17% above last year's $738 million, and was $90 million above the final quarter of 1994. Orders of $494 million climbed 12% above last year's $440 million. Each of Varian's four core businesses participated in the strong orders growth.
         Orders for Health Care Systems were 16% above the prior year's first quarter. Although this is traditionally the slowest shipment period of the year for this business, sales climbed 20% on double-digit growth in both Oncology Systems and X-ray Tube Products. Backlog reached a new high at $310 million, up 5% over a year-ago, and 10% above the previous quarter.
Operating margins grew 36%, from the year-ago period, driven primarily by the higher revenues from X-ray Tube products. The improved profitability reflects the increasing demand from Japanese original equipment manufacturers for
several advanced tubes Varian has developed.    This side of the business was
expanded during the quarter with the acquisition of Eureka X-ray Tube Products, which broadened its product line in several key areas. Demand for Varian's radiation therapy equipment continued to grow on a worldwide basis due to its cost-effectiveness and efficacy. The Company's multi-year program to expand its participation in promising health care sectors outside the U.S. was enhanced with the acquisition of Sopha Eurotubes Services, a French distributor of Oncology products which also operates an X-ray tube loading station in that country.
         Instruments business orders rose by 7% over the year-ago quarter, reflecting better demand in all product lines. A particularly strong demand in North America and a ramp-up in bookings from Pacific Rim countries contributed
to the higher orders total.   Backlog remained  flat compared to the year-ago
quarter, but was up 18% over 1994's fourth quarter.  Sales rose by   2% while
operating margins declined by 4% due to a temporary lag in NMR shipments caused by material shortages.
         Orders for Varian's Semiconductor Equipment business grew 12% over the year-ago quarter, prior to adjustments for the discontinuance of Tokyo Electron Limited (TEL) resale activity. Sales rose 60% and backlog was up 56% over last year's first quarter. Operating margins reached double-digit levels compared to the modest profit of a year ago with both of the segment's product lines contributing to the higher earnings. The current orders figures actually understate the strong interest in Varian Semiconductor Equipment products.
The year-ago orders total included $53 million in equipment made by TEL and
distributed by Varian under an arrangement which ended September 30.   The
higher first quarter 1995 orders  include only Varian-made systems.   A
year-to-year comparison of Semiconductor Equipment orders, excluding  TEL
Products, would result in an increase in first quarter orders of 61%.     The
demand for the Company's chip-making systems is broad based, with particularly strong orders received from Pacific Rim customers accounting for over half of the total volume. However, demand will likely ease back to a more sustainable level as the year progresses.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

         Orders for the Electron Devices business grew 13% over the year-ago period due to higher demand for both microwave and power-grid tubes. Sales rose 8% from the prior year quarter and profitability improved 10% for the same period. Backlog was essentially the same as in the prior quarter, but up 11% over the year-ago period.

FINANCIAL CONDITION

The Company's financial condition remained strong during the first quarter of fiscal 1995. Operating activities consumed cash of $5.8 million in the first quarter of fiscal 1995 compared to $13.2 million in the same period last year. Investing activities in the first quarter of fiscal 1995 used $21.4 million, $10.0 million for the purchase of businesses, and the remainder used mainly for the purchase of property, plant and equipment. Investing activities in the same period last year used $8.7 million, mainly for the purchase of property, plant and equipment. Financing activities provided $25.3 million during 1995 as compared to $12.7 million during 1994. Total debt as a percentage of total capital decreased to 19.0% at the end of the first quarter of fiscal 1995 as compared with 20.4% a year ago. The ratio of current assets to current liabilities decreased to 1.51 to 1 at December 30, 1994, from 1.55 to 1 at fiscal year end, 1994. The Company has available $50 million in unused committed lines of credit.


OUTLOOK

         Despite the favorable financial results described above, future revenue and profitability remain difficult to predict. The Company continues to face various risks associated with its business operations including uncertain general worldwide economic conditions, lingering worldwide recessionary conditions, new product acceptance, and uncertainty regarding possible legislation and private initiatives in the U.S. to control health care costs. Such conditions could affect the Company's future performance.
         On October 20, 1994, the Company announced that it will seek a buyer for the Electron Devices operations. The sale will not go forward unless the selling price recognizes the increased profitability and improving value attained in the business in recent years.
         As discussed in the Annual Report Form 10-K for the fiscal year ended September 30, 1994, the Company is involved in certain environmental matters. The Company has established reserves for these environmental matters, which reserves management believes are adequate. Based on information currently available, management continues to believe that the costs of these matters, individually or in the aggregate, are otherwise not reasonably likely to have a material adverse effect on the financial condition or results of operations of the Company.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of Varian Associates, Inc.:

We have reviewed the consolidated balance sheet of Varian Associates, Inc. and subsidiary companies as of December 30, 1994, and the related consolidated statements of earnings and the condensed consolidated statements of cash flows for the quarters ended December 30, 1994 and December 31, 1993. These financial statements are the responsibility of the Company's management.

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


                                                  /s/ Coopers & Lybrand   L.L.P.
                                                   COOPERS & LYBRAND  L.L.P.


San Jose, California
January 19, 1995

PART II.  OTHER INFORMATION



Item 6           Exhibits and Reports on Form 8-K

(a)  Exhibits:

             Exhibit 10.11        Description of Certain Relocation Arrangements between
                                  Registrant and Executive Officers (incorporated herein by
                                  reference to  Registrant's Form 10-K for the year ended
                                  October 1, 1993, except that the provision regarding
                                  mortgage assistance for Mr. Aurelio was deleted, effective
                                  January 1, 1995).

             Exhibit 11           Computation of Earnings Per Share.

             Exhibit 15           Letter Regarding Unaudited Interim Financial Information.

             Exhibit  27          Financial Data Schedule


 (b)  Reports on Form 8-K:

             A report on Form 8-K was filed on October 20, 1994, regarding the Registrant's announcement that it will seek a buyer for its Electron Devices operations.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              VARIAN ASSOCIATES, INC.
                                           -----------------------------
                                                     Registrant


                                                  February 9, 1995
                                           -----------------------------
                                                        Date


                                                /s/ Allen K. Jones
                                           -----------------------------
                                                  Allen K. Jones
                                           Vice President and Controller

                               INDEX OF EXHIBITS


Exhibit
Number                                                                                       Page
- ------                                                                                       ----
10.11     Description of Certain Relocation Arrangements Between Registrant and Executive
          Officers (incorporated herein by reference to  Registrant's Form 10-K for the year ended October 1, 1993, except that the provision regarding mortgage assistance for Mr. Aurelio was deleted, effective January 1, 1995).


11        Computation of Earnings Per Share                                                   14

15        Letter Regarding Unaudited Interim Financial Information                            15

27        Financial Data Schedule                                                             16