Form 10-Q
period 1995-03-31
VARIAN ASSOCIATES INC /DE/
filed 1995-05-15
CIK 203527

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

       (MARK ONE)

        /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B)OF THE ACT:

                                                        NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                 ON WHICH REGISTERED
     -------------------                               -----------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 28, 1995: 33,917,000 shares of $1 par value common stock.

                         PART 1. FINANCIAL INFORMATION

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                   UNAUDITED

                                                                 SECOND QUARTER ENDED                     SIX MONTHS ENDED
- -------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS                                          MARCH 31,          APRIL 1,           MARCH 31,        APRIL 1,
 EXCEPT PER SHARE AMOUNTS)                                       1995               1994               1995             1994
- -------------------------------------------------------------------------------------------------------------------------------
SALES                                                         $  490,369        $  394,534         $  891,496        $  718,284
                                                              ----------        ----------         ----------        ----------
OPERATING COSTS AND EXPENSES
   Cost of sales                                                 329,640           264,762            600,684           484,407
   Research and development                                       24,469            21,480             46,049            39,905
   Marketing                                                      52,336            46,126             99,430            87,833
   General and administrative                                     36,212            31,523             63,751            55,620
                                                              ----------        ----------         ----------        ----------
   Total operating costs and expenses                            442,657           363,891            809,914           667,765
                                                              ----------        ----------         ----------        ----------
OPERATING EARNINGS                                                47,712            30,643             81,582            50,519

   Interest expense, net                                             580             1,065              1,510             2,127
                                                              ----------        ----------         ----------        ----------
EARNINGS BEFORE TAXES                                             47,132            29,578             80,072            48,392

   Taxes on Earnings                                              17,440            11,240             29,630            18,390
                                                              ----------        ----------         ----------        ----------
NET EARNINGS                                                  $   29,692        $   18,338         $   50,442        $   30,002
                                                              ==========        ==========         ==========        ==========
Average Shares Outstanding Including
Common Stock Equivalents                                          35,100            35,697             35,182            35,742
                                                              ==========        ==========         ==========        ==========
EARNINGS PER SHARE - FULLY DILUTED                            $     0.85        $     0.51         $     1.43        $     0.84
                                                              ==========        ==========         ==========        ==========


- --------------------------------------------------------------------------------------------------------------------------------
Dividends Declared Per Share                                  $     0.07        $     0.06         $     0.13        $     0.11

Order Backlog                                                                                      $  810,000        $  753,500
- --------------------------------------------------------------------------------------------------------------------------------





See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED



- -----------------------------------------------------------------------------------------------------
                                                                         MARCH 31,      SEPTEMBER 30,
(DOLLARS IN THOUSANDS EXCEPT PAR VALUES)                                   1995              1994
- -----------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                            $   77,156        $   78,872
  Accounts receivable                                                     384,368           338,448
  Inventories
    Raw materials and parts                                               135,822           104,212
    Work in process                                                        63,650            60,296
    Finished goods                                                         26,722            14,668
                                                                       ----------        ----------
     Total Inventories                                                    226,194           179,176

  Other current assets                                                     76,771            72,243
                                                                       ----------        ----------
    TOTAL CURRENT ASSETS                                                  764,489           668,739

Property, Plant, and Equipment                                            593,849           574,402
  Accumulated depreciation and amortization                              (354,759)         (339,082)
                                                                       ----------        ----------
    NET PROPERTY, PLANT, AND EQUIPMENT                                    239,090           235,320

Other Assets                                                               61,418            58,364
                                                                       ----------        ----------
    TOTAL ASSETS                                                       $1,064,997        $  962,423
                                                                       ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                        $   38,491        $    4,816
  Accounts payable - trade                                                 86,361            78,094
  Accrued expenses                                                        271,639           248,751
  Product warranty                                                         46,100            41,682
  Advance payments from customers                                          61,801            58,440
                                                                       ----------        ----------
    TOTAL CURRENT LIABILITIES                                             504,392           431,783
Long-Term Debt                                                             60,329            60,399
Deferred taxes                                                             20,759            20,788
                                                                       ----------        ----------
    TOTAL LIABILIITIES                                                    585,480           512,970
                                                                       ----------        ----------
STOCKHOLDERS' EQUITY
  Preferred stock
    Authorized 1,000,000 shares, par value $1, issued none                     --                --
  Common stock
    Authorized 99,000,000 shares, par value $1, issued and outstanding
   33,907,000 shares at March 31, 1995 and 33,979,000 shares at
    September 30, 1994                                                     33,907            33,979
  Retained earnings                                                       445,610           415,474
                                                                       ----------        ----------
    TOTAL STOCKHOLDERS' EQUITY                                            479,517           449,453
                                                                       ----------        ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $1,064,997        $  962,423
                                                                       ==========        ==========

See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED




                                                                             SIX MONTHS ENDED
- ----------------------------------------------------------------------------------------------------
                                                                        MARCH 31,          APRIL 1,
(DOLLARS IN THOUSANDS)                                                    1995               1994
- ----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
               Net Cash Provided by Operating Activities              $    26,555       $     14,046

INVESTING ACTIVITIES
      Purchase of property, plant, and equipment                          (27,587)           (25,563)
      Purchase of businesses, net of cash acquired                        (12,754)               250
      Other, net                                                            2,593              2,873
                                                                      -----------       ------------
               Net Cash Used by Investing Activities                      (37,748)           (22,440)

FINANCING ACTIVITIES
      Net borrowings on short-term obligations                             33,675             26,418
      Proceeds from common stock issued to employees                       14,471             16,124
      Purchase of common stock                                            (30,452)           (39,079)
      Other, net                                                           (4,467)            (3,843)
                                                                      -----------       ------------
               Net Cash Provided / (Used) by Financing Activities          13,227               (380)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                   (3,750)               503
                                                                      -----------       ------------
               Net Decrease in Cash and Cash Equivalents                   (1,716)            (8,271)

               Cash and Cash Equivalents at Beginning of Period            78,872             73,307
                                                                      -----------       ------------
               Cash and Cash Equivalents at End of Period             $    77,156       $     65,036
                                                                      ===========       ============





See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   Unaudited

                             (Dollars in Millions)


NOTE 1: The consolidated financial statements include the accounts of Varian Associates, Inc. and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Form 10-K annual report. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the second quarter and semi-annual periods ended March 31, 1995, and April 1, 1994, are not necessarily indicative of the results to be expected for a full year or for any other periods.


NOTE 2: Inventories are valued at the lower of cost or market (realizable value) using the last-in, first-out (LIFO) cost for the U.S. inventories of the Health Care Systems (except for X-ray Tube Products), Instruments, and Semiconductor Equipment segments. All other inventories are valued principally at average cost. Approximately half of total gross inventories are valued using the LIFO method. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $50.2 at March 31, 1995, $49.0 at September 30, 1994, $50.8
               at April 1, 1994, and $50.8 at October 1, 1993.



NOTE 3: The Company enters into forward exchange contracts to mitigate the effects of operational (sales orders and purchase commitments) and balance sheet exposures to fluctuations in foreign currency exchange rates. When the Company's foreign exchange contracts hedge operational exposure, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenue and expenses are recognized. When foreign exchange contracts hedge balance sheet exposure, such effects are recognized in income when the exchange rate changes. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these instruments do not subject the Company to risk that would otherwise result from changes in currency
               exchange rates.   At March 31, 1995, the Company had forward
               exchange contracts with maturities of twelve months or less to sell foreign currencies totaling $88.2 million ($1.2 million of Belgian francs, $14.9 million of British pounds, $2.6 million of Canadian dollars, $23.2 million of Deutsche marks, $16.4 million of French francs, $1.0 million of Italian lira, $24.3 million of Japanese yen, $1.9 million of Swedish krona and $2.7 million of Swiss francs,) and to buy foreign currencies totaling $28.6 million ($0.9 million of Australian dollars, $7.5 million of British pounds, $2.1 million of Swiss francs and $18.1 million of Japanese yen).


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

         On April 20, Varian reported continued strong orders and record sales and profits for the second quarter and first half of fiscal 1995. Earnings per share also rose over last year's comparable periods, reaching $0.85 for the quarter, a 67% increase over the prior year's $0.51 and $1.43 per share for the first half, moving 70% ahead of 1994's $0.84. Net earnings for the second quarter were a record $29.6 million, exceeding the year-ago's $18.3 million by 62%. This was the sixth consecutive quarter in which orders exceeded the $400 million level, climbing to $439 million versus last year's $413 million. Sales of $490 million were up 24% over the $395 million of 1994's second period, establishing a new high for any quarter. Backlog rose to $810 million from $754 million at the close of last year's first half, but was lower than in the prior quarter due largely to termination of an equipment distribution agreement with Tokyo Electron Ltd. For the first six months of 1995, orders were a record $932 million versus the prior year's $853 million. Sales climbed to $891 million over 1994's $718 million. Earnings for the first half also set a record for the period at $50.4 million, up 68% from last year's $30 million. All four of the Company's major businesses contributed to the record revenues, with the greatest momentum coming from Semiconductor Equipment operations.

         Health Care Systems orders rose 9% from the year-ago's first half, as this business posted its eighth straight quarter of over $100 million in new bookings. First-half sales were up 20%, and operating margins improved. The X-ray Tube Products side of this business enjoyed a particularly strong quarter as it successfully entered new market niches and increased its penetration of the market overall. The Oncology Systems side of the business continued to expand its presence in key international markets offering excellent growth potential. Good acceptance of new products, such as the Varis software management system, which enhances the quality of care for cancer patients while helping to reduce medical facility operating costs, also contributed to the higher results.

         Orders and sales for Varian's Instruments business were up 3% and 5%, respectively, over last year's first half. Second quarter sales were a record $101 million for the period and included particularly strong shipments in the vacuum products and nuclear magnetic resonance (NMR) instruments sectors. Operating margins declined moderately, due in part to costs incurred for a reorganization of Instruments' marketing activities to take better advantage of increased operating efficiencies. Backlog declined 9% from the previous quarter reflecting a lag in orders for high-end NMR systems which tend to follow a somewhat sporadic pattern.

         First-half orders for Varian's Semiconductor Equipment business grew 16% over the year-ago period, prior to adjustments for Varian's resale activity for Tokyo Electron Ltd. (TEL) which was phased out at the end of fiscal 1994. Sales grew 52% and backlog rose 38% over 1994 levels. Operating margins for this business continued to show significant improvement over the year-ago periods, and have now reached the double-digit level. The reported orders tend to obscure the current strong demand for Varian-made products because the 1994 total included substantial bookings for TEL products then being distributed by Varian. When adjusted to remove the TEL volume, orders increased by 53% over the year-ago's first half. Worldwide demand for Varian's chip-making systems in the first half included especially strong bookings from the Pacific

Rim nations. Order rates were good for both ion implantation and sputtering products, especially some of the company's leading-edge systems for advanced chip processing.

         Varian's Electron Devices business orders rose slightly to $145 million from $143 million in the prior year's first half, while sales were up 9% reaching $142 million versus $130 million during this same period. Backlog also improved 3% over the year ago period. Operating margins for this business improved in the second quarter, and for the year-to-date as well.


FINANCIAL CONDITION

The Company's financial condition remained strong during the first six months of fiscal 1995. Operating activities provided cash of $26.6 million in the first-half of fiscal 1995 compared to $14.1 million in the same period last year. Investing activities in the first half of fiscal 1995 used $37.7 million, $12.8 million for the purchase of businesses, and the remainder used mainly for the purchase of property, plant and equipment. Investing activities in the same period last year used $22.4 million, mainly for the purchase of property, plant and equipment. Financing activities provided $13.2 million during the first-half of 1995 and used $0.4 million during the same period last year. Total debt as a percentage of total capital increased to 17.1% at the end of the second quarter of fiscal 1995 as compared with 12.7% at fiscal year
end.   The ratio of current assets to current liabilities decreased to 1.52 to
1 at March 31, 1995, from 1.55 to 1 at fiscal year end, 1994. The Company has available $50 million in unused committed lines of credit.


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

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of Varian Associates, Inc.:

We have reviewed the consolidated balance sheet of Varian Associates, Inc. and subsidiary companies as of March 31, 1995, and the related consolidated statements of earnings for the quarters and semi-annual periods ended
March 31, 1995 and April 1, 1994, and the condensed consolidated statements of cash flows for the semi-annual periods ended March 31, 1995 and April 1, 1994. These financial statements are the responsibility of the Company's management.

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


                                        /s/ Coopers & Lybrand L.L.P.
                                        ------------------------------
                                            COOPERS & LYBRAND L.L.P.


San Jose, California
April 18, 1995

PART II.  OTHER INFORMATION

Item 4          Submission of Matters to a Vote of Security Holders
At the Company's Annual Meeting of Stockholders held on February 16, 1995, the stockholders of the Company voted on the election of five directors to the Company's Board of Directors for three-year terms. The voting on each such nominee for director was as follows:

                                                    Votes            Votes                           Broker
                     Nominee                         For           Withheld       Abstentions      Nonvotes (1)
                     -------------------          ----------       --------       -----------      ------------
                     Samuel Hellman               29,505,948        74,091             0
                     Terry R. Lautenbach          29,501,893        74,091             0
                     Gordon E. Moore              29,514,136        74,091             0
                     David E. Mundell             29,540,055        74,091             0
                     Philip J. Quigley            29,527,172        74,091             0


(1) Pursuant to the Rules of the New York Stock Exchange, this election of directors constituted a routine matter, and therefore brokers were permitted to vote without receipt of instructions from clients.


At the Annual Meeting of Stockholders, the stockholders also voted on a proposal to approve amendments to the Omnibus Stock Plan and on a proposal to approve the Management Incentive Plan. The voting on those proposals were as follows:

                                                    Votes           Votes                           Broker
                     Proposal                        For           Against        Abstentions      Nonvotes
                     -------------------          ----------      ---------       -----------      ----------
                     Proposal to approve          24,923,882      1,008,893         539,747        3,119,410
                     amendments to the
                     Omnibus Stock Plan.

                     Proposal to approve the      24,393,421      1,543,217         535,883        3,119,410
                     Management Incentive
                     Plan.


 Item 6          Exhibits and Reports on Form 8-K

(a)  Exhibits:

             Exhibit 10.1 Registrant's Omnibus Stock Plan, as amended and effective as of October 1, 1994.

             Exhibit 10.4 Registrant's Management Incentive Plan, as amended and effective as of October 1, 1994.

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


                                            VARIAN ASSOCIATES, INC.
                                            ----------------------
                                                  Registrant


                                                 May 12, 1995
                                            ----------------------
                                                     Date


                                              /s/ Allen K. Jones
                                            ----------------------
                                                Allen K. Jones
                                         Vice President and Controller

                               INDEX OF EXHIBITS


                    Exhibit
                    Number                                                                        Page
                    -------                                                                       ----
                     10.1       Registrant's Omnibus Stock Plan                                    15

                     10.4       Registrant's Management Incentive Plan                             26

                     11         Computation of Earnings Per Share                                  30

                     15         Letter Regarding Unaudited Interim Financial Information           31

                     27         Financial Data Schedule                                            32




                                       14