Form 10-Q
period 1995-06-30
VARIAN ASSOCIATES INC /DE/
filed 1995-08-08
CIK 203527

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

       (MARK ONE)

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSISTION PERIOD FROM            TO
                                             ------------  -------------

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         YES  X  NO
            -----  -----
         An index of exhibits filed with this Form 10-Q is located on page 13.

         Number of shares of Common Stock, par value $1 per share, outatanding as of the close of business on July 28, 1995: 33,859,000 shares.

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                    UNAUDITED

                                                                 THIRD QUARTER ENDED              NINE MONTHS ENDED
----------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS                                          JUNE 30,       JULY 1,       JUNE 30,       JULY 1,
 EXCEPT PER SHARE AMOUNTS)                                       1995           1994           1995           1994
----------------------------------------------------------------------------------------------------------------------
SALES                                                       $    458,907   $    393,054   $  1,350,403  $    1,111,338
                                                            ------------   ------------   ------------  --------------
OPERATING COSTS AND EXPENSES
   Cost of sales                                                 303,242        262,599        903,926         747,006
   Research and development                                       26,421         19,513         72,470          59,418
   Marketing                                                      54,520         48,225        153,950         136,058
   General and administrative                                     23,593         27,530         87,344          83,150
                                                            ------------   ------------   ------------  --------------
   Total operating costs and expenses                            407,776        357,867      1,217,690       1,025,632
                                                            ------------   ------------   ------------  --------------
OPERATING EARNINGS                                                51,131         35,187        132,713          85,706

   Interest expense, net                                             748           (991)         2,258           1,136
                                                            ------------   ------------   ------------  --------------
EARNINGS BEFORE TAXES                                             50,383         36,178        130,455          84,570

   Taxes on Earnings                                              18,640         13,750         48,270          32,140
                                                            ------------   ------------   ------------  --------------
NET EARNINGS                                                $     31,743   $     22,428   $     82,185  $       52,430
                                                            ============   ============   ============  ==============
Average Shares Outstanding Including
Common Stock Equivalents                                          35,431         35,528         35,480          35,703
                                                            ============   ============   ============  ==============

EARNINGS PER SHARE - FULLY DILUTED                          $       0.90   $       0.63   $       2.32  $         1.47
                                                            ============   ============   ============  ==============

----------------------------------------------------------------------------------------------------------------------
Dividends Declared Per Share                                $       0.07   $       0.06   $       0.20  $         0.17

Order Backlog                                                                             $    764,000  $      803,500
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

----------------------------------------------------------------------------------
                                                       JUNE 30,      SEPTEMBER 30,
(DOLLARS IN THOUSANDS EXCEPT PAR VALUES)                 1995            1994
----------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $    90,120     $   78,872
  Accounts receivable                                    378,462        338,448
  Inventories
    Raw materials and parts                              131,578        104,212
    Work in process                                       65,763         60,296
    Finished goods                                        28,591         14,668
                                                     -----------     ----------
     Total Inventories                                   225,932        179,176
  Other current assets                                    75,199         72,243
                                                     -----------     ----------
    TOTAL CURRENT ASSETS                                 769,713        668,739

Property, Plant, and Equipment                           602,524        574,402
  Accumulated depreciation and amortization             (364,334)      (339,082)
                                                     -----------     ----------
    NET PROPERTY, PLANT, AND EQUIPMENT                   238,190        235,320

Other Assets                                              61,181         58,364
                                                     -----------     ----------
    TOTAL ASSETS                                     $ 1,069,084     $  962,423
                                                     ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                      $    32,968     $    4,816
  Accounts payable - trade                                83,493         78,094
  Accrued expenses                                       266,175        248,751
  Product warranty                                        48,349         41,682
  Advance payments from customers                         61,264         58,440
                                                     -----------     ----------
    TOTAL CURRENT LIABILITIES                            492,249        431,783
Long-Term Debt                                            60,329         60,399
Deferred Taxes                                            20,773         20,788
                                                     -----------     ----------
    TOTAL LIABILITIES                                    573,351        512,970
                                                     -----------     ----------
STOCKHOLDERS' EQUITY
  Preferred stock
    Authorized 1,000,000 shares, par
      value $1, issued none                                 --             --
  Common stock
    Authorized 99,000,000 shares, par value $1,
      issued and outstanding 33,833,000 shares at
      June 30, 1995 and 33,979,000 shares at
      September 30, 1994                                  33,833         33,979
  Retained earnings                                      461,900        415,474
                                                     -----------     ----------
    TOTAL STOCKHOLDERS' EQUITY                           495,733        449,453
                                                     -----------     ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 1,069,084     $  962,423
                                                     ===========     ==========


See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                   NINE MONTHS ENDED
---------------------------------------------------------------------------------------
                                                                JUNE 30,        JULY 1,
(DOLLARS IN THOUSANDS)                                            1995           1994
---------------------------------------------------------------------------------------
OPERATING ACTIVITIES
            Net Cash Provided by Operating Activities          $  68,659       $ 56,801

INVESTING ACTIVITIES
      Purchase of property, plant, and equipment                 (40,551)       (41,001)
      Purchase of businesses, net of cash acquired               (12,705)           250
      Other, net                                                   6,313          5,064
                                                               ---------       --------
            Net Cash Used by Investing Activities                (46,943)       (35,687)

FINANCING ACTIVITIES
      Net borrowings on short-term obligations                    28,152         15,996
      Proceeds from common stock issued to employees              22,582         18,984
      Purchase of common stock                                   (51,719)       (46,029)
      Other, net                                                  (6,838)        (5,902)
                                                               ---------       --------
            Net Cash Used by Financing Activities                 (7,823)       (16,951)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                          (2,645)          (664)
                                                               ---------       --------
            Net Increase in Cash and Cash Equivalents             11,248          3,499

            Cash and Cash Equivalents at Beginning of Period      78,872         73,307
                                                               ---------       --------
            Cash and Cash Equivalents at End of Period         $  90,120       $ 76,806
                                                               =========       ========



See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                              (Dollars in Millions)

NOTE 1: The consolidated financial statements include the accounts of Varian Associates, Inc. and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Form 10-K annual report. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the third quarter and nine months ended June 30, 1995, and July 1, 1994, are not necessarily indicative of the results to be expected for a full year or for any other periods.


NOTE 2: Inventories are valued at the lower of cost or market (realizable value) using the last-in, first-out (LIFO) cost for the U.S. inventories of the Health Care Systems (except for X-ray Tube Products), Instruments, and Semiconductor Equipment segments. All other inventories are valued principally at average cost. Approximately half of total gross inventories are valued using the LIFO method. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $50.2 at June 30, 1995, $49.0 at September 30, 1994, $51.4 at July 1, 1994, and $50.8 at October 1, 1993.



NOTE 3: The Company enters into forward exchange contracts to mitigate the effects of operational (sales orders and purchase commitments) and balance sheet exposures to fluctuations in foreign currency exchange rates. When the Company's foreign exchange contracts hedge operational exposure, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenue and expenses are recognized. When foreign exchange contracts hedge balance sheet exposure, such effects are recognized in income when the exchange rate changes. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these instruments do not subject the Company to risk that would otherwise result from changes in currency exchange rates. At June 30, 1995, the Company had forward exchange contracts with maturities of twelve months or less to sell foreign currencies totaling $69.1 million ($0.5 million of Finnish marks, $11.6 million of British pounds, $1.5 million of Canadian dollars, $16.3 million of Deutsche marks, $15.7 million of French francs, $6.3 million of Italian lira, $14.1 million of Japanese yen, $2.2 million of Swedish krona and $0.9 million of Swiss francs,) and to buy foreign currencies totaling $15.0 million ( $10.8 million of British pounds and $4.2 million of Japanese yen).

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

NOTE 5: On June 12, 1995, the Company announced an agreement with Leonard Green & Partners, L.P., (LGP) under which the Company will sell its Electron Devices business to a company formed at the direction of LGP for approximately $200 million in cash, plus the assumption of certain liabilities. The transaction is subject to certain customary conditions and the arrangement of financing, and is expected to close in August 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         On July 20, Varian reported the highest third-quarter earnings in the Company's history. Net profits rose to $31.8 million, 42% above last year's $22.4 million. Earnings per share were $0.90 compared to $0.63 in the third quarter of 1994. Orders were $417 million versus $441 million in the year-ago period. For the quarter, order receipts rose 16% from the prior year when adjusted for the effect of a distribution agreement with Tokyo Electron Ltd.
(TEL) which ended at the close of fiscal 1994. Third quarter sales climbed to $459 million, growing 17% over the $393 million of a year ago. Backlog of $764 million was down 5% from $804 million in the 1994 quarter. For the first nine months of fiscal 1995, orders were $1.35 billion versus 1994's $1.29 billion, an increase of 19% on a TEL-adjusted basis. Sales for the period reached $1.35 billion compared to last year's $1.11 billion. Earnings for the nine months were $82.2 million ($2.32/share) up 57% over the prior year's $52.4 million ($1.47/share). The higher results were due largely to continued strong performances by the Company's Semiconductor Equipment and Health Care Systems businesses.

         Orders for Varian's Health Care Systems business rose 6% year-to-date. Sales for the nine months were up 15%, and operating margins improved. Backlog declined 5% from 1994's level. The X-ray Tube Products side of this business continued to experience strong demand for its high-end products, with particularly good interest from the Japanese market.

         Orders for the Company's Instruments business grew 3% during the nine-months on improved market conditions in the U.S. and the Far East, driven by strong demand for vacuum products. Sales were slightly higher for the year to date, reaching $276 million, a 3% increase over the year-ago period. Backlog declined 4% from the previous quarter. Instrument markets worldwide continue to be extremely competitive. Operating margins for this business declined from the year-ago period.

         Nine-month orders for Varian's Semiconductor Equipment business rose 54% over the year-ago period, after the previously noted adjustment for the dissolved Tokyo Electron Ltd. distribution agreement. Sales grew 49% over the 1994 level. Backlog rose 53% over the prior year on a TEL-adjusted basis. Operating margins continue in the double-digit range, reaching twice the level of those achieved in the first nine months of the prior year. The strong year-to-date demand for the Company's chip-making equipment was worldwide, with particularly heavy orders from Korea and other Pacific Rim nations. Interest in Varian's ion implantation products was especially strong, particularly for leading edge, medium-current systems and the new VIIsion high-current system.

         Varian's Electron Devices business posted higher orders and sales, up 4% and 9%, respectively, over the year-ago period while backlog rose 2%. Operating margins for this business improved modestly during the quarter.

FINANCIAL CONDITION

The Company's financial condition remained strong during the first nine months of fiscal 1995. Operating activities provided cash of $68.7 million in the first nine months of fiscal 1995 compared to $56.8 million in the same period last year. Investing activities used $46.9 million in the first nine months of fiscal 1995, $12.7 million for the purchase of businesses, and the remainder used mainly for the purchase of property, plant and equipment. Investing activities in the same period last year used $35.7 million, mainly for the purchase of property, plant and equipment. Financing activities used $7.8 million and $17.0 million during the first nine months of 1995 and 1994, respectively. Total debt as a percentage of total capital increased to 15.8% at the end of the third quarter of fiscal 1995 as compared with 12.7% at fiscal year end. The ratio of current assets to current liabilities increased slightly to 1.56 to 1 at June 30, 1995, from 1.55 to 1 at fiscal year end, 1994. The Company has available $50 million in unused committed lines of credit.


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

        On June 12, 1995, the Company announced an agreement with Leonard Green & Partners, L.P., (LGP) under which the Company will sell its Electron Devices business to a company formed at the direction of LGP for approximately $200 million in cash, plus the assumption of certain liabilities. The transaction is subject to certain customary conditions and the arrangement of financing, and is expected to close in August 1995. The Company anticipates that most of the proceeds from the sale will be used to repurchase outstanding shares of stock.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Varian Associates, Inc.:

We have reviewed the consolidated balance sheet of Varian Associates, Inc. and subsidiary companies as of June 30, 1995, and the related consolidated statements of earnings for the quarters and nine months ended June 30, 1995 and July 1, 1994, and the condensed consolidated statements of cash flows for the nine months ended June 30, 1995 and July 1, 1994. These financial statements are the responsibility of the Company's management.

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

                                               /s/ Coopers & Lybrand   L.L.P.
                                               ------------------------------
                                               COOPERS & LYBRAND  L.L.P.

San Jose, California
July 19, 1995

PART II. OTHER INFORMATION


Item 6           Exhibits and Reports on Form 8-K

(a)  Exhibits:

              Exhibit 10.5 Registrant's Supplemental Retirement Plan, as amended and effective as of July 1, 1994.

              Exhibit 11            Computation of Earnings Per Share.

              Exhibit 15            Letter Regarding Unaudited Interim Financial
                                    Information.

              Exhibit 27            Financial Data Schedule


 (b)  Reports on Form 8-K:

              A report on Form 8-K was filed on June 13, 1995, regarding the Registrant's agreement with Leonard Green & Partners, L.P.,
              (LGP) under which the Company agreed to sell its Electron Devices business to a company formed at the direction of LGP.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               VARIAN ASSOCIATES, INC.
                                            ------------------------------
                                                     Registrant

                                                 August  8, 1995
                                            ------------------------------
                                                       Date

                                                /s/ Allen K. Jones
                                            ------------------------------
                                                    Allen K. Jones
                                             Vice President and Controller
                                               (Chief Accounting Officer)

                               INDEX OF EXHIBITS

Exhibit
Number                                                                                 Page
-------                                                                                ----
 10.5       Registrant's Supplemental Retirement Plan                                   14

 11         Computation of Earnings Per Share                                           20

 15         Letter Regarding Unaudited Interim Financial Information                    21

 27         Financial Data Schedule                                                     22