Form 10-K
period 1995-09-29
VARIAN ASSOCIATES INC /DE/
filed 1995-12-26
CIK 203527

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
(Mark One)
   /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended September 29, 1995

                                       OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 For the transistion period from _____ to _____

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

   The aggregate market value of the Registrant's voting stock held by non-affiliates as of December 1, 1995 was $1,490,292,000.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 1, 1995: 31,420,000 shares of $1 par value common stock.

   An index of exhibits filed with this Form 10-K is located on pages 16 through 17.

                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENT DESCRIPTION                                                              10-K PART
--------------------                                                              ---------
   Certain sections, identified by caption and page number, of the
Registrant's Annual Report to Stockholders for the fiscal year ended
September 29, 1995 (the "Annual Report") .......................................  I, II, IV

   Certain sections, identified by caption, of the Proxy Statement for the
Registrant's 1996 Annual Meeting of Stockholders (the "Proxy Statement")........        III

                                     PART I

Item 1.      Business

Varian Associates, Inc. together with its subsidiaries (hereinafter referred to as the "Company" or the "Registrant") is a high-technology enterprise which was founded in 1948. It is engaged in the research, development, manufacture, and marketing of products and services for the fields of health care, industrial production, scientific and industrial research, and environmental monitoring. The Company's principal products are health care systems, analytical instruments, and semiconductor production equipment. Its foreign subsidiaries engage in some of the aforementioned businesses and market the Company's products outside the United States. As of September 29, 1995, the Company employed approximately 6,900 people worldwide.

The Company sells its products throughout the world and has 34 field sales offices in the U.S. and 53 sales offices in other countries. In general, its markets are quite competitive, characterized by the application of advanced technology and by the development of new products and applications. Many of the Company's competitors are large, well-known manufacturers, and no reliable information is generally available on their sales of similar products.

There were no material changes in the kinds of products produced or in the methods of distribution since the beginning of the fiscal year other than the completion of the sale of the Electron Devices business as described under the caption "Discontinued Operation" on page 32 of the Annual Report, which information is incorporated herein by reference. The Company anticipates adequate availability of raw materials.

The Company's sales to customers outside of the U.S. for 1995 were $797 million. The profitability of such sales is subject to greater fluctuation than U.S. sales because of generally higher marketing costs and changes in the relative value of currencies. Additional information concerning the method of accounting for the Company's foreign currency translation is set forth under the caption "Foreign Currency Translation" on page 24 of the Annual Report, which information is incorporated herein by reference.

The Company's operations are grouped into three segments. These segments, their products, and the markets they serve are described in the following paragraphs.

The Health Care Systems business manufactures and markets linear accelerators, simulators for planning cancer treatments, brachytherapy systems and data management systems for radiation oncology centers. It also designs and manufactures a wide range of X-ray generating tubes for the medical diagnostic imaging market worldwide. Linear accelerators are used in cancer therapy and for industrial radiographic applications. The Company's leading CLINAC(R) series of medical linear accelerators, marketed to hospitals and clinics worldwide, generates therapeutic X-rays and electron beams for cancer treatment. LINATRON(R) linear accelerators are used in industrial applications to X-ray heavy metallic structures for quality control. The Company is active in four primary medical X-ray imaging market segments: CT scanner; diagnostic radiographic/fluoroscopic; special procedures; and mammography. Backlog for the Health Care Systems business amounted to $293 million and $281 million in fiscal 1995 and 1994, respectively.

The Instruments business manufactures, sells, and services a variety of scientific instruments for analyzing chemical substances including metals, inorganic materials, organic compounds, polymers, natural substances, and biochemicals. The products include liquid and gas chromatographs, gas chromatograph/mass spectrometers, NMR spectrometers, ultraviolet visible near infrared spectrometers, atomic absorption spectrometers, inductively coupled plasma spectrometers, inductively coupled plasma/mass spectrometers, data systems, and small, disposable tools used to prepare chemical samples for analysis. Typical applications are biochemical and organic chemical research, measurement of the chemical composition of mixtures, studies of the chemical structure of pure compounds, quality control of manufactured materials, chemical analysis of natural products, and environmental monitoring and measurement. The major markets served are environmental laboratories; pharmaceutical and chemical industries; chemical, life science, and academic research; government laboratories; and specific areas of the health care industry. The Instruments business includes a facility located in Tempe, Arizona, that fabricates circuit boards and sub-assemblies for customers inside and outside the Company. This facility was formerly a part of the Electron Devices business which was sold as of August 11, 1995. Backlog for the Instruments business amounted to $111 million and $97 million in fiscal 1995 and 1994, respectively.

The Company's Semiconductor Equipment business manufactures processing systems which are essential to making integrated circuits. A world leader in the development, manufacture, and application of ion implantation and sputtercoating systems, Varian equipment is operating in every major wafer fabrication facility in the world, and its latest models are being used to develop tomorrow's state-of-the-art devices. Backlog for this business amounted to $248 million and $245 million in fiscal 1995 and 1994, respectively. The discontinuance of the semiconductor equipment distribution agreement with Tokyo Electron Limited in the U.S. and Europe was completed effective September 30, 1994.

Additional information regarding the Company's lines of business and international operations are incorporated herein by reference from the information provided under the captions "Industry Segments" and "Geographic Segments" on pages 32-33 of the Annual Report.

The Company maintains in-house patent attorneys, holds numerous patents in the United States and in other countries, and has many patent applications pending in the U.S. and in other countries. The Company considers the development of patents through creative research and the maintenance of an active patent program to be advantageous in the conduct of its business, but does not regard the holding of patents as essential to its operations. The Company grants licenses to reliable manufacturers on various terms and cross-licensing arrangements with other parties. Information regarding the Company's research and development costs is incorporated herein by reference from the information provided under the caption "Research and Development" on pages 25-26 of the Annual Report.

The Company's operations are subject to various federal, state, and/or local laws regulating the discharge of materials to the environment or otherwise relating to the protection of the environment. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of or in consultation with federal, state, and/or local agencies at certain current or former Company facilities (see the information provided under the captions "Management's Discussion and Analysis" and "Contingencies" on pages 17-19 and 30-32 , respectively, of the Annual Report, which information is incorporated herein by reference). The Company has established reserves for these matters, which reserves management believes are adequate. Based on information currently available, management believes that the Company's compliance with laws which have been adopted regulating the discharge of materials to the environment or relating to the protection of the environment is otherwise not reasonably likely to have a material adverse effect on the capital expenditures, earnings or competitive position of the Company. Also, estimated capital expenditures for environmental control facilities are not expected to be material in fiscal 1996, nor are they expected to be material in fiscal 1997.

Executive Officers of the Registrant

The following table sets forth the names and ages of the Registrant's executive officers, together with positions and offices held within the last five years by such executive officers. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their successors have been elected and have qualified. Ages are as of December 18, 1995.

Name                          Age    Position                                          Term
----                          ---    --------                                          ----
J. Tracy O'Rourke (Director)  60     Chairman of the Board and Chief Executive         1990-Present
                                     Officer

Richard A. Aurelio            51     Executive Vice President                          1992-Present
                                     President, Semiconductor Equipment                1991-1992
                                     Executive Vice President, ASM Lithography (a      1987-1991
                                     semiconductor manufacturing company)

Allen J. Lauer                58     Executive Vice President                          1990-Present

Richard M. Levy               57     Executive Vice President                          1990-Present

Timothy E. Guertin            46     Corporate Vice President                          1992-Present
                                     President, Medical Equipment                      1990-Present

Robert A. Lemos               54     Vice President, Finance and Chief Financial       1986-Present
                                     Officer
                                     Treasurer                                         1995-Present

Joseph B. Phair               48     Secretary                                         1991-Present
                                     Vice President and General Counsel                1990-Present

Wayne P. Somrak               50     Vice President                                    1991-Present
                                     Treasurer                                         1995
                                     Controller                                        1985-1994,
                                                                                       1995-Present

There is no family relationship between any of the executive officers.

Item 2.      Properties

The Company's executive offices and principal research and manufacturing facilities are located in Palo Alto, California, on 55 acres of land held under leaseholds which expire in the years 2012 through 2058. These facilities are owned by the Company, and provide floor space totaling 735,400 square feet. The following is a summary of the Company's properties at September 29, 1995:

                                Land (Acres)          Buildings (000's Sq. Ft.)
                                ------------          -------------------------
                             Owned       Leased         Owned         Leased
                             -----       ------         -----         ------
United States                 102          55           1,556           475
International                  24           -             312           325
                              ---          --           -----           ---
                              126          55           1,868           800
                              ===          ==           =====           ===

Utilization of facilities by segment is shown in the following table:

                                        Buildings (000's Sq. Ft.)
                         =======================================================
                         Manufacturing, Administrative
                         and Research & Development
                         -----------------------------
                                                            Marketing
                           U.S.      Non-U.S.    Total     and Service     Total
                           ----      --------    -----     -----------     -----
Health Care Systems         487         52         539          163          702
Instruments                 397        197         594          357          951
Semiconductor Equipment     349         52         401          148          549
Other Operations             50          -          50            -           50
                          -----        ---       -----          ---        -----
   Total Operations       1,283        301       1,584          668        2,252
                          =====        ===       =====          ===
Other                                                                        416
                                                                           -----
   Total                                                                   2,668
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

Manufacturing sites by geographical location are as follows:

Health Care Systems                  California, Illinois, South Carolina, Utah,
                                     England, Finland, France, Switzerland

Instruments                          California, Massachusetts, Arizona,
                                     Australia, Italy

Semiconductor Equipment              California, Massachusetts,  Korea

Company-owned and staffed sales offices throughout the world are located in North and South America: Brazil, Canada, Mexico, United States; Europe:
Austria, Belgium, Denmark, France, Italy, the Netherlands, Spain, Sweden, Switzerland, Finland, England, Germany; and Pacific Basin: Australia, People's Republic of China, Hong Kong, India, Japan, Korea, Singapore, Taiwan.

Item 3.      Legal Proceedings

Information required by this Item is incorporated herein by reference from the information provided under the caption "Contingencies" on pages 30-32 of the Annual Report.

Item 4.      Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.      Market for the Registrant's Common Equity and Related Stockholder
             Matters

The information required by this Item is incorporated herein by reference from the information provided under the caption "Common Stock Prices (Unaudited)" on page 34 of the Annual Report, and the information provided under the caption "Long-Term Debt" on page 27 of the Annual Report.

The Company's common stock is listed on the New York and Pacific Stock Exchanges under the trading symbol VAR.

There were 6,083 holders of record of the Company's common stock on December 1, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                FISCAL YEARS
--------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)      1995    1994    1993    1992    1991
--------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Sales                                             $1575.7  1313.4  1061.9  1025.2  1055.3
                                                  -------  ------  ------  ------  ------
Earnings from Continuing Operations
  before Taxes                                    $ 165.3   109.1    60.1    59.3    70.1
    Taxes on earnings                             $  59.5    41.5    22.8    22.6    26.6
                                                  -------  ------  ------  ------  ------
Earnings from Continuing Operations               $ 105.8    67.6    37.3    36.7    43.5
    Earnings from Discontinued Operations,
      Net of Taxes                                $  33.5    11.8     8.5     1.9    14.0
                                                  -------  ------  ------  ------  ------
Earnings (Loss) before Cumulative  Effect of
    Change in Accounting for Income Taxes           139.3    79.4    45.8    38.6    57.5
Cumulative Effect of Accounting Change            $     -       -       -       -    (7.8)
                                                  -------  ------  ------  ------  ------
NET EARNINGS                                      $ 139.3    79.4    45.8    38.6    49.7
                                                  =======  ======  ======  ======  ======

EARNINGS PER SHARE - FULLY DILUTED
    Earnings Continuing Operations                $  3.01    1.90    1.03    0.97    1.11
    Earnings Discontinued Operations              $  0.95    0.32    0.23    0.05    0.36
                                                  -------  ------  ------  ------  ------
Earnings  Per Share Before Cumulative Effect
    of Change in Accounting for Income Taxes      $  3.96    2.22    1.26    1.02    1.47
Cumulative Effect of Accounting Change            $     -       -       -       -   (0.20)
                                                  -------  ------  ------  ------  ------
Net Earnings  Per Share                           $  3.96    2.22    1.26    1.02    1.27
                                                  =======  ======  ======  ======  ======

DIVIDENDS DECLARED PER SHARE                      $ 0.270   0.230   0.195   0.175   0.153
                                                  =======  ======  ======  ======  ======

FINANCIAL POSITION AT YEAR END
TOTAL ASSETS                                      $1003.8   962.4   878.7   878.7   869.8
Long-term debt (excluding current portion)        $  60.3    60.4    60.5    49.7    68.0

Note: Certain amounts in prior years have been restated to reflect discontinued operations.

      This selected financial data should be read in conjunction with the related consolidated financial statements and notes thereto, incorporated herein by reference pursuant to Item 8.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated herein by reference from the information provided under the caption "Management's Discussion and Analysis" on pages 17-19 of the Annual Report.

Item 8.    Financial Statements and Supplementary Data

The information required by this Item is incorporated herein by reference from the Report of Independent Accountants on page 35 of the Annual Report and the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and Supplementary Data on pages 20-34 of the Annual Report.

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

Item 13.   Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference from the information provided under the captions "Management Indebtedness and Certain Transactions" and "Change in Control Arrangements" of the Proxy Statement.

                                    Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)    The following documents are filed as a part of this report:

              (1) Financial Statements The following financial statements of the Registrant and its subsidiaries, and Report of Independent Accountants, are incorporated herein by reference from pages 20 through 33 and page 35 of the Annual
                    Report:

                        Consolidated Financial Statements:

                             Consolidated Statements of Earnings for fiscal
                               years 1995, 1994, and 1993

                             Consolidated Balance Sheets at fiscal year-end 1995
                               and 1994

                             Consolidated Statements of  Stockholders' Equity
                               for fiscal years 1995, 1994, and 1993

                             Consolidated Statements of Cash Flows for fiscal
                               years 1995, 1994, and 1993

                             Notes to the Consolidated Financial Statements

                             Report of Independent Accountants

(2) Financial Statement Schedules The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 1995, 1994, and 1993, and the related Reports of Independent Accountants are filed as a part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries which are incorporated herein by reference.

       Schedule                                                            Page
       --------                                                            ----
          --     Report of Independent Accountants on Financial Statement   14
                 Schedules

          II     Valuation and Qualifying Accounts                          15

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(3)    Exhibits:

              3-a        Registrant's Restated Certificate of Incorporation

              3-b        Registrant's Bylaws (incorporated herein by reference
                             to the Registrant's Form 10-K for the year ended October 2, 1992).

              4.1        Registrant's Rights Agreement with the First National
                             Bank of Boston, dated August 25, 1986, and
                             Amendment No. 1 dated July 7, 1989 (incorporated herein by reference to Registrant's Form 10-K for the year ended October 1, 1993).

              4.2        Second Amendment to Registrant's Rights Agreement,
                             dated as of November 3, 1995 (incorporated herein by reference to Registrant's Form 8-A/A Registration Statement filed with the Securities and Exchange Commission on November 6, 1995).

              10.1       Registrant's Omnibus Stock Plan (incorporated herein by
                             reference to Registrant's Form 10-Q for the quarter ended March 31, 1995).

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

              10.3       Registrant's Restricted Stock Plan (incorporated herein
                             by reference to Exhibit 4 to the Registration Statement on Form S-8; File No. 33-33661).

              10.4       Registrant's Management Incentive Plan (incorporated
                             herein by reference to Registrant's Form 10-Q for the quarter ended March 31, 1995).

              10.5       Registrant's Supplemental Retirement Plan (incorporated
                             herein by reference to Registrant's Form 10-Q for the quarter ended June 30, 1995).

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

              10.10      Description of Certain Compensatory Arrangements
                             between Registrant and Executive Officers
                             (incorporated herein by reference to Registrant's Form 10-K for the year ended September 30, 1994).

              10.11      Description of Certain Relocation Arrangements between
                             Registrant and Executive Officers (incorporated herein by reference to Registrant's Form 10-Q for the quarter ended December 30, 1994).

              10.12      Registrant's September 14,1994  Incentive and
                             Separation Agreement with Al D. Wilunowski
                             (incorporated herein by reference to Registrant's Form 10-K for the year ended September 30,
                             1994).(1)

              11         Computation of earnings per share.

--------
(1) Confidential treatment was requested of and granted by the Commission with respect to portions of this exhibit.

              13         Registrant's 1995 Annual Report to Stockholders
                             (furnished for the information of the Securities and Exchange Commission only and not deemed to be filed except for those portions expressly incorporated by reference herein).

              21         Subsidiaries of the Registrant.

              23         Consent of Independent Accountants.

              24         Power of Attorney by directors of the Company
                             authorizing certain persons to sign this Annual Report on Form 10-K on their behalf.

              27         Financial Data Schedule for the fiscal year ended
                             September 29, 1995.

              27.1       Restated Financial Data Schedule for the fiscal year
                             ended September 30, 1994.

              27.2       Restated Financial Data Schedule for the quarter ended
                             December 30, 1994

              27.3       Restated Financial Data Schedule for the quarter ended
                             March 31, 1995.

              27.4       Restated Financial Data Schedule for the quarter ended
                             June 30, 1995.

(b)  Reports on Form 8-K:

           A report on Form 8-K was filed on August 23, 1995, regarding the Registrant's sale of its Electron Devices business to a company formed at the direction of Leonard Green & Partners, L.P.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Associates, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     VARIAN ASSOCIATES, INC.
                                                            (Registrant)

Dated:  December  14, 1995           By:  /s/  Robert A. Lemos
                                          --------------------
                                                 Robert A. Lemos
                                                 Vice President, Finance,
                                                 Chief Financial Officer,
                                                 and Treasurer

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

       Signature                                                        Title                            Date
       ---------                                                        -----                            ----
/s/ J. Tracy O'Rourke                                    Chairman of the Board and Chief Executive     December 14, 1995
---------------------                                    Officer (Principal Executive Officer)
    J. Tracy O'Rourke

/s/ Robert A. Lemos                                      Vice President, Finance, Chief Financial      December 14, 1995
-------------------                                      Officer and Treasurer (Principal Financial
    Robert A. Lemos                                      Officer)


/s/ Wayne P. Somrak                                      Vice President and Controller (Principal      December 14, 1995
-------------------                                      Accounting Officer)
    Wayne P. Somrak

Ruth M. Davis *                                          Director
Samuel Hellman *                                         Director
Terry R. Lautenbach *                                    Director
Angus A. MacNaughton                                     Director
David W. Martin, Jr.*                                    Director
John G. McDonald *                                       Director
William F. Miller *                                      Director
Wayne R. Moon*                                           Director
Gordon E. Moore *                                        Director
David E. Mundell *                                       Director
Donald O. Pederson *                                     Director
Philip J. Quigley                                        Director
Burton Richter *                                         Director
Richard W. Vieser *                                      Director


      * By       /s/ Robert A. Lemos                                                                   December 14, 1995
               ---------------------
                     Robert A. Lemos,  Attorney-in-Fact

-------------------------------------
** By authority of powers of attorney filed herewith.

                      Report of Independent Accountants on

                         Financial Statement Schedules

To the Board of Directors and Stockholders of Varian Associates, Inc.

Our report on the consolidated financial statements dated October 18,1995 appears on page 35 of the 1995 Annual Report to Stockholders of Varian Associates, Inc. and subsidiary companies (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K). In connection with our audits of such financial statements, we have also audited the Financial Statement Schedule listed in the index on page 10 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                             /s/ Coopers & Lybrand  L.L.P.
                                             -----------------------------
                                             Coopers & Lybrand  L.L.P.

San Jose, California
October 18, 1995

                                                                     SCHEDULE II

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                      VALUATION AND QUALIFYING ACCOUNTS (1)
                 for the fiscal years ended 1995, 1994, and 1993
                             (Dollars in Thousands)

                                                                                DEDUCTIONS
                                       BALANCE AT  CHARGED TO         -----------------------------       BALANCE AT
                                       BEGINNING   COSTS AND                                                END OF
DESCRIPTION                            OF PERIOD    EXPENSES          DESCRIPTION            AMOUNT         PERIOD
--------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL NOTES
  & ACCOUNTS RECEIVABLE:
                                                                      Write-offs
Fiscal Year Ended 1995                  $ 2,422     $   330           & Adjustments         $   436         $ 2,316
                                        =======     =======                                 =======         =======
                                                                      Write-offs
Fiscal Year Ended 1994                  $ 2,219     $   762           & Adjustments         $   559         $ 2,422
                                        =======     =======                                 =======         =======
                                                                      Write-offs
Fiscal Year Ended 1993                  $ 2,202     $   544           & Adjustments         $   527         $ 2,219
                                        =======     =======                                 =======         =======

ESTIMATED LIABILITY FOR
  PRODUCT WARRANTY:
                                                                      Actual
                                                                      Warranty
Fiscal Year Ended 1995                  $41,682     $61,954           Expenditures          $55,560         $48,076
                                        =======     =======                                 =======         =======
                                                                      Actual
                                                                      Warranty
Fiscal Year Ended 1994                  $35,615     $49,354           Expenditures          $43,287         $41,682
                                        =======     =======                                 =======         =======
                                                                      Actual
                                                                      Warranty
Fiscal Year Ended 1993                  $34,105     $41,773           Expenditures          $40,263         $35,615
                                        =======     =======                                 =======         =======


(1)  As to column omitted the answer is "none".

                               INDEX OF EXHIBITS


Exhibit
Number
-------
3-a       Registrant's Restated Certificate of Incorporation.

3-b Registrant's Bylaws (incorporated herein by reference to the Registrant's Form 10-K for the year ended October 2, 1992).

4.1 Registrant's Rights Agreement with the First National Bank of Boston, dated August 25, 1986, and Amendment No. 1 dated July 7,1989
          (incorporated herein by reference to Registrant's Form 10-K for the year ended October 1, 1993).

4.2       Second Amendment to Registrant's Rights Agreement, dated as of
          November 3, 1995 (incorporated herein by reference to Registrant's
          Form 8-A/A  Registration Statement filed with the Securities and
          Exchange Commission on November 6, 1995).

10.1      Registrant's Omnibus Stock Plan (incorporated herein by reference to
          Registrant's Form 10-Q for the quarter ended March 31, 1995).

10.2 Registrant's 1982 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-8;
          File No. 33- 33660).

10.3 Registrant's Restricted Stock Plan (incorporated herein by reference to Exhibit 4 to the Registration Statement on Form S-8; File No.
          33-33661).

10.4 Registrant's Management Incentive Plan (incorporated herein by reference to Registrant's Form 10-Q for the quarter ended March 31,
          1995).

10.5 Registrant's Supplemental Retirement Plan (incorporated herein by reference to Registrant's Form 10-Q for the quarter ended June 30,
          1995).

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

10.8      Registrant's Change in Control Agreement with J. Tracy O'Rourke
          (incorporated herein by reference to Registrant's Form 10-K for the year ended October 1, 1993)


10.9 Description of Certain Compensatory Arrangements between Registrant and Directors (incorporated herein by reference to Registrant's Form
          10-Q for the quarter ended December 31, 1993).

10.10 Description of Certain Compensatory Arrangements between Registrant and Executive Officers (incorporated herein by reference to Registrant's Form 10-K for the year ended September 30, 1994).

10.11     Description of Certain Relocation Arrangements between Registrant and
          Executive Officers (incorporated herein by reference to Registrant's
          Form 10-Q for the quarter ended December 30, 1994).

10.12 Registrant's September 14,1994 Incentive and Separation Agreement with Al D. Wilunowski (incorporated herein by reference to Registrant's Form 10-K for the year ended September 30, 1994). (1)

11        Computation of earnings per share.

13 Registrant's 1995 Annual Report to Stockholders (furnished for the information of the Securities and Exchange Commission only and not deemed to be filed except for those portions expressly incorporated by reference herein).

21        Subsidiaries of the Registrant.

23        Consent of Independent Accountants.

24 Power of Attorney by directors of the Company authorizing certain persons to sign this Annual Report on Form 10-K on their behalf.

27        Financial Data Schedule for the fiscal year ended September 29, 1995.

27.1      Restated Financial Data Schedule for the fiscal year ended September
          30, 1994.

27.2      Restated Financial Data Schedule for the quarter ended December 30,
          1994

27.3      Restated Financial Data Schedule for the quarter ended March 31, 1995.

27.4      Restated Financial Data Schedule for the quarter ended June 30, 1995.


-----------
(1) Confidential treatment was requested of and granted by the Commission with respect to portions of this exhibit.