Form 10-Q
period 1995-12-29
VARIAN ASSOCIATES INC /DE/
filed 1996-02-12
CIK 203527

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


 (Mark One)

     /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 29, 1995


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X          NO
                                   ---            ---


An index of exhibits filed with this Form 10-Q is located on page 14.


Number of shares of Common Stock, par value $1 per share, outstanding as of the close of business on January 26, 1995: 31,075,000 shares.

                         PART 1. FINANCIAL INFORMATION

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   UNAUDITED

                                                       FIRST QUARTER ENDED
------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS                          DECEMBER 29,       DECEMBER 30,
 EXCEPT PER SHARE AMOUNTS)                         1995               1994
------------------------------------------------------------------------------
SALES                                          $    351,247      $     346,142
                                               ------------      -------------
OPERATING COSTS AND EXPENSES
  Cost of sales                                     218,115            230,902
  Research and development                           24,517             19,754
  Marketing                                          46,724             42,821
  General and administrative                         23,205             23,442
                                               ------------      -------------
TOTAL OPERATING COSTS AND EXPENSES                  312,561            316,919
                                               ------------      -------------
OPERATING EARNINGS                                   38,686             29,223

  Interest (income)/expense, net                     (1,220)               930
                                               ------------      -------------
EARNINGS FROM CONTINUING
OPERATIONS BEFORE TAXES                              39,906             28,293
   Taxes on earnings                                 14,370             10,470
                                               ------------      -------------
EARNINGS FROM CONTINUING OPERATIONS            $     25,536      $      17,823

   DISCONTINUED OPERATIONS - NET OF TAXES                 -              2,927

                                               ============      =============
NET EARNINGS                                   $     25,536      $      20,750
                                               ============      =============

AVERAGE SHARES OUTSTANDING INCLUDING
   COMMON STOCK EQUIVALENTS                          32,266             34,981
                                               ============      =============

EARNINGS PER SHARE - FULLY DILUTED
   CONTINUING OPERATIONS                       $       0.79      $        0.51
   DISCONTINUED OPERATIONS                                -               0.08
                                               ------------      -------------

NET EARNINGS PER SHARE                         $       0.79      $        0.59
                                               ============      =============

------------------------------------------------------------------------------

Dividends Declared Per Share                   $       0.07      $        0.06

Order Backlog                                  $    725,403      $     722,861

------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED

----------------------------------------------------------------------------------------------------------------
                                                                               DECEMBER 29,        SEPTEMBER 29,
(DOLLARS IN THOUSANDS EXCEPT PAR VALUES)                                           1995                 1995
----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                 $       71,626        $     122,728
  Accounts receivable                                                              321,551              346,330
  Inventories
    Raw materials and parts                                                        107,915               98,402
    Work in process                                                                 65,639               52,616
    Finished goods                                                                  23,397               20,684
                                                                            --------------        -------------
     Total Inventories                                                             196,951              171,702
  Other current assets                                                             112,889              116,958
                                                                            --------------        -------------
    TOTAL CURRENT ASSETS                                                           703,017              757,718

Property, Plant, and Equipment                                                     442,207              431,303
  Accumulated depreciation and amortization                                       (246,934)            (239,422)
                                                                            --------------        -------------
    NET PROPERTY, PLANT, AND EQUIPMENT                                             195,273              191,881

Other Assets                                                                        55,450               54,183
                                                                            ==============        =============
    TOTAL ASSETS                                                            $      953,740        $   1,003,782
                                                                            ==============        =============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                                             $       30,098        $       1,755
  Accounts payable - trade                                                          68,469               82,851
  Accrued expenses                                                                 235,239              316,419
  Product warranty                                                                  49,415               48,076
  Advance payments from customers                                                   58,686               51,600
                                                                            --------------        -------------
    TOTAL CURRENT LIABILITIES                                                      441,907              500,701
Long-Term Accrued Expenses                                                          26,874               29,026
Long-Term Debt                                                                      60,264               60,329
Deferred Taxes                                                                      19,299               18,797
                                                                            --------------        -------------
    TOTAL LIABILITIES                                                              548,344              608,853
                                                                            --------------        -------------

STOCKHOLDERS' EQUITY
  Preferred stock
    Authorized 1,000,000 shares, par value $1, issued none                               -                   -
  Common stock
    Authorized 99,000,000 shares, par value $1, issued and outstanding
    31,077,000 shares at December 29,1995 and 31,052,000 shares at
    September 29, 1995                                                              31,077               31,052
  Retained earnings                                                                374,319              363,877
                                                                            --------------        -------------
    TOTAL STOCKHOLDERS' EQUITY                                                     405,396              394,929
                                                                            --------------        -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $      953,740        $   1,003,782
                                                                            ==============        =============


See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                  FIRST QUARTER ENDED
--------------------------------------------------------------------------------------------
                                                              DECEMBER 29,      DECEMBER 30,
(DOLLARS IN THOUSANDS)                                           1995              1994
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
          Net Cash Used by Operating Activities               $  (48,660)       $    (5,776)

INVESTING ACTIVITIES
  Purchase of property, plant, and equipment                    (14,647)            (12,135)
  Purchase of businesses, net of cash acquired                    -                  (9,995)
  Other, net                                                       (967)                708
                                                              ---------         -----------
          Net Cash Used by Investing Activities                 (15,614)            (21,422)

FINANCING ACTIVITIES
  Net borrowings on short-term obligations                        28,343             41,597
  Proceeds from common stock issued to employees                  10,710              4,776
  Purchase of common stock                                       (23,592)           (18,936)
  Other, net                                                      (2,252)            (2,090)
                                                              ----------        -----------
          Net Cash Provided by Financing Activities               13,209             25,347

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                             (37)               377
                                                              ----------        -----------
          Net Decrease in Cash and Cash Equivalents              (51,102)            (1,474)

          Cash and Cash Equivalents at Beginning of Period       122,728             78,872
                                                              ----------        -----------
          Cash and Cash Equivalents at End of Period          $   71,626        $    77,398
                                                              ==========        ===========





See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                              (Dollars in Millions)

NOTE 1: The consolidated financial statements include the accounts of Varian Associates, Inc. and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Form 10-K annual report. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the first quarter ended December 29, 1995 and December 30, 1994 are not necessarily indicative of the results to be expected for a full year or for any other periods.


NOTE 2: Inventories are valued at the lower of cost or market (net realizable value) using the last-in, first-out (LIFO) cost for the U.S. inventories of the Health Care Systems (except for X-ray Tube Products), Instruments, and Semiconductor Equipment segments. All other inventories are valued principally at average cost. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $46.5 at December 29, 1995, $45.6 at September 29, 1995, $49.6 at December 30, 1994, and $49.0 at
           September 30, 1994.


NOTE 3: The Company enters into forward exchange contracts to mitigate the effects of operational (sales orders and purchase commitments) and balance sheet exposures to fluctuations in foreign currency exchange rates. When the Company's foreign exchange contracts hedge operational exposure, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenue and expenses are recognized. When foreign exchange contracts hedge balance sheet exposure, such effects are recognized in income when the exchange rate changes. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these instruments do not subject the Company to risk that would otherwise result from changes in currency exchange rates. At December 29, 1995, the Company had forward exchange contracts with maturities of twelve months or less to sell foreign currencies totaling $54.8 million ($15.9 million of French francs, $10.2 million of Japanese yen, $9.7 million of Canadian dollars, $6.5 million of Italian lira, $6.2 million of British pounds, $5.5 million of Deutsche marks and $0.8 million of Swiss francs) and to buy foreign currencies totaling $22.9 million ( $8.3million of Swiss francs, $4.9 million of British pounds, $4.8 million of Japanese yen, $3.1 million of Italian lira, $1.3 million of Australian dollars and $0.5 million of Swedish krona).

NOTE 4 In February 1990, a purported class action was brought by Panache Broadcasting of Pennsylvania, Inc. on behalf of all purchasers of electron tubes in the U.S. against the Company and a joint-venture partner, alleging that the activities of their joint venture in the power-grid tube industry violated antitrust laws. The complaint seeks injunctive relief and unspecified damages, which may be trebled under the antitrust laws. In February 1993, the U.S. District Court in Chicago granted in part and denied in part the Company's motion to dismiss the complaint. Panache Broadcasting filed an amended complaint in March 1993. In October 1995, the Court affirmed a federal Magistrate's recommendation to grant in part and deny in part the Company's motion to dismiss the amended complaint. Also in October 1995, the Magistrate recommended denial of plaintiff's request to certify the purported class and recommended certification of a different and narrower class than that defined by plaintiff. The Company is appealing that proposed class certification to the District Court, and believes that it has meritorious defenses to the Panache lawsuit.

           In addition to the above-referenced matter, the Company is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of the above litigation will not have a material adverse effect on the financial condition of the Company.

           The Company has also been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites to which Varian is alleged to have shipped manufacturing waste for recycling or disposal. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, federal, state, and/or local agencies at certain current or former Company facilities. Uncertainty as to (a) the extent to which the Company caused, if at all, the conditions being investigated,
           (b) the extent of environmental contamination and risks, (c) the applicability of changing and complex environmental laws, (d) the number and financial viability of other potentially responsible parties, (e) the stage of the investigation and/or remediation, (f) the unpredictability of investigation and/or remediation costs (including as to when they will be incurred), (g) applicable clean-up standards,(h) the remediation (if any) that will ultimately be required, and (i) available technology make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken.

           Nevertheless, the Company continues to estimate the amounts of these future costs in periodically establishing reserves, based partly on progress made in determining the magnitude of such costs, experience gained from sites on which remediation is ongoing or has been completed, and the timing and extent of remedial actions required by the applicable governmental authorities. As of December 29, 1995, the Company estimated that the present value of the Company's future exposure for environmental related investigation and remediation expenditures, including operating and maintenance costs, ranged from approximately $33.6 million to $56.0 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 30 years. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore has accrued $33.6 million in estimated environmental costs at December 29, 1995.

           Although any ultimate liability arising from an environmental related matter described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company's financial condition, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental related events, management believes that the costs of these environmental related matters are not reasonably likely to have a material adverse effect on the financial condition of the Company.

           The Company evaluates its liability for environmental related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement.

           Claims for recovery of environmental investigation and remediation costs already incurred and to be incurred in the future have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites. The Company received certain settlements during 1995 and 1996 and has an $8.8 million receivable in Other Current Assets at December 29, 1995.

    Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


        On January 18, the Company reported new first-quarter sales and profit records from continuing operations, and the best quarterly orders in the Company's history in the period ended December 29, 1995. Orders were $436 million compared to $433 million in the first three months of fiscal 1995. First-quarter sales of $351 million increased only slightly from the year-ago's $346 million, prior to adjustments for an equipment distribution agreement with Tokyo Electron Ltd. (TEL) that was terminated at the end of fiscal 1994. However, when adjusted for TEL products, sales increased 14% from the prior year quarter. Net earnings from continuing operations for the quarter were $25.5 million versus the year-ago's $17.8 million. Earnings per share rose 55% to $.79 from $.51 in 1995's first quarter, establishing a new high for the period. Backlog climbed to an all-time record of $725 million. The higher results were attributed primarily to a strong performance by the Company's Semiconductor Equipment business and a continuing rebound in the Company's Instruments business. Over half of the Company's orders for the quarter came from outside the United States, with particularly strong activity in the Pacific Rim for all three of the Company's businesses. The strong international demand was a key factor in pushing orders in the Semiconductor Equipment segment past the $200 million mark for the first time, as well as in the record Instruments bookings.

        First-quarter orders for the Company's Semiconductor Equipment business rose to $209 million and reflect strong demand in the U.S. as well as the Far East. Sales were flat, and backlog grew 7%. However, after adjusting for the discontinuance of the previously mentioned TEL resale arrangement, sales were up 40% and backlog grew 31% from the prior year's quarter. Operating margins for this business more than doubled from the first quarter of 1995. Demand for ion implantation systems was particularly strong, as was interest in the Company's thin-film products. Unlike 1995, when a single $70 million order accounted for a large share of the total bookings, the 1996 activity was more broadly distributed.

        Although the Company's Health Care Systems business posted its eleventh consecutive quarter with orders of more than $100 million, bookings for this segment declined 20% from the year-ago period. The decline primarily reflects the inordinately large number of bookings received in the final quarter of 1995. Sales were 9% below the prior year's first quarter. Backlog declined slightly to $304 million from $310 million at the end of the first quarter of 1995. However, backlog rose from $293 million in 1995's fourth quarter. Operating margins were moderately below the year-ago period due to the lower shipments. Cost containment pressures in the health care industry had a delaying effect on shipments during the quarter, particularly for the Company's cancer therapy products. Orders remain good for both of the Company's health care lines, and backlog for the Oncology Systems unit is at an all time high. The Company continued to expand its health care role outside the U.S., particularly in the oncology systems sector where orders grew 70% during the quarter, and has new products under development which are designed to increase treatment effectiveness, enhance productivity, and broaden the application of radiation therapy to a wider array of diseases and disorders. The Company is also moving to develop new products and broaden its X-ray tube offerings.

        The Instruments business' orders grew 18% over the year-ago quarter to a new high of $129 million, and sales increased by 13%. Backlog also rose 7% from the previous quarter and 12% from the prior year to a record $119 million. Operating margins improved as well. All major product lines contributed to the higher orders. The growth was also broad-based geographically with particular strength in Europe and the Pacific Rim. New product development efforts are sharply focused on providing innovations that reduce time, improve results, and increase productivity.


FINANCIAL CONDITION

        The Company's financial condition remained strong during the first quarter of fiscal 1996. Operating activities used cash of $48.7 million in the first quarter of fiscal 1996 compared to $5.8 million in the same period last year. Investing activities used $15.6 million in the first quarter of fiscal 1996, of which $14.6 million was used for the purchase of property, plant and equipment. Investing activities in the same period last year used $21.4 million, $10.0 million for the purchase of businesses and the remainder used mainly for the purchase of property, plant and equipment. Financing activities provided $13.2 million and $25.3 million during the first quarter of 1996 and 1995, respectively. Total debt as a percentage of total capital increased to 18.3% at the end of the first quarter of fiscal 1996 as compared with 13.6% at fiscal year end, 1995. The ratio of current assets to current liabilities increased to 1.59 to 1 at December 29, 1995, from 1.51 to 1 at fiscal year end, 1995. The Company has available $50 million in unused committed lines of credit.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Varian Associates, Inc.:

We have reviewed the consolidated balance sheet of Varian Associates, Inc. and subsidiary companies as of December 29, 1995, and the related consolidated statements of earnings and the condensed consolidated statements of cash flows for the quarters ended December 29, 1995 and December 30, 1994. These financial statements are the responsibility of the Company's management.

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


                                       /s/ Coopers & Lybrand L.L.P.
                                       ---------------------------
                                       COOPERS & LYBRAND  L.L.P.


San Jose, California
January 17, 1996

PART II.  OTHER INFORMATION


Item 6         Exhibits and Reports on Form 8-K

(a)  Exhibits:

            Exhibit 11       Computation of Earnings Per Share.

            Exhibit 15       Letter Regarding Unaudited Interim Financial
                             Information.

            Exhibit 27       Financial Data Schedule


 (b)  Reports on Form 8-K:

            There were no reports on Form 8-K filed for the first quarter ended December 29, 1995.

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


                                             VARIAN ASSOCIATES, INC.
                                         ------------------------------
                                                   Registrant


                                                February 8, 1996
                                         ------------------------------
                                                   Date

                                             /s/ Wayne P. Somrak
                                         ------------------------------
                                                Wayne P. Somrak
                                         Vice President and Controller
                                           (Chief Accounting Officer)

                               INDEX OF EXHIBITS


Exhibit
Number
-------

 11        Computation of Earnings Per Share

 15        Letter Regarding Unaudited Interim Financial Information

 27        Financial Data Schedule