Form 10-Q
period 1996-03-31
VARIAN ASSOCIATES INC /DE/
filed 1996-05-13
CIK 203527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

       (MARK ONE)

   /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1996

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

Number of shares of Common Stock, par value $1 per share, outstanding as of the close of business on April 26, 1996: 31,036,000 shares.

                          PART 1. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                    UNAUDITED



                                               SECOND QUARTER ENDED         SIX MONTHS ENDED
- -----------------------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS                          MARCH 29,    MARCH 31,     MARCH 29,    MARCH 31,
   EXCEPT PER SHARE AMOUNTS)                     1996         1995          1996         1995
- -----------------------------------------------------------------------------------------------
SALES                                          $417,603     $428,637      $768,850     $774,779
                                               --------     --------      --------     --------
OPERATING COSTS AND EXPENSES
  Cost of sales                                 263,382      285,453       481,497      516,355
  Research and development                       27,278       22,295        51,795       42,049
  Marketing                                      51,016       47,598        97,740       90,419
  General and administrative                     23,275       30,748        46,480       54,190
                                               --------     --------      --------     --------
  Total Operating Costs and Expenses            364,951      386,094       677,512      703,013
                                               --------     --------      --------     --------
OPERATING EARNINGS                               52,652       42,543        91,338       71,766

  Interest (income)/expense, net                  1,055          580          (165)       1,510
                                               --------     --------      --------     --------
EARNINGS FROM CONTINUING
  OPERATIONS BEFORE TAXES                        51,597       41,963        91,503       70,256
   Taxes on earnings                             18,570       15,528        32,940       25,998
                                               --------     --------      --------     --------
EARNINGS FROM CONTINUING
  OPERATIONS                                   $ 33,027     $ 26,435      $ 58,563     $ 44,258

   DISCONTINUED OPERATIONS - NET OF TAXES             0        3,257             0        6,184
                                               --------     --------      --------     --------
NET EARNINGS                                   $ 33,027     $ 29,692      $ 58,563     $ 50,442
                                               ========     ========      ========     ========

AVERAGE SHARES OUTSTANDING INCLUDING
   COMMON STOCK EQUIVALENTS                      32,169       35,100        32,227       35,182
                                               ========     ========      ========     ========

EARNINGS PER SHARE - FULLY DILUTED
   CONTINUING OPERATIONS                       $   1.03     $   0.75      $   1.82     $   1.26
   DISCONTINUED OPERATIONS                         0.00         0.10          0.00         0.18
                                               --------     --------      --------     --------

NET EARNINGS PER SHARE                         $   1.03     $   0.85      $   1.82     $   1.44
                                               ========     ========      ========     ========


- -----------------------------------------------------------------------------------------------
Dividends Declared Per Share                   $   0.08     $  0.07       $   0.15     $   0.13

Order Backlog                                                             $716,172     $668,834
- -----------------------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED

- -------------------------------------------------------------------------------------------------------------
                                                                                 MARCH 29,      SEPTEMBER 29,
(DOLLARS IN THOUSANDS EXCEPT PAR VALUES)                                           1996              1995
- -------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                     $   87,764       $  122,728
  Accounts receivable                                                              363,482          346,330
  Inventories
    Raw materials and parts                                                        114,681           98,402
    Work in process                                                                 71,462           52,616
    Finished goods                                                                  29,231           20,684
                                                                                ----------       ----------
     Total Inventories                                                             215,374          171,702
  Other current assets                                                             111,514          116,958
                                                                                ----------       ----------
    TOTAL CURRENT ASSETS                                                           778,134          757,718

Property, Plant, and Equipment                                                     456,270          431,303
  Accumulated depreciation and amortization                                       (252,133)        (239,422)
                                                                                ----------       ----------
    NET PROPERTY, PLANT, AND EQUIPMENT                                             204,137          191,881

Other Assets                                                                        56,809           54,183
                                                                                ----------       ----------
    TOTAL ASSETS                                                                $1,039,080       $1,003,782
                                                                                ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                                                 $   56,118       $    1,755
  Accounts payable - trade                                                          88,326           82,851
  Accrued expenses                                                                 249,949          316,419
  Product warranty                                                                  50,563           48,076
  Advance payments from customers                                                   58,380           51,600
                                                                                ----------       ----------
    TOTAL CURRENT LIABILITIES                                                      503,336          500,701
Long-Term Accrued Expenses                                                          28,151           29,026
Long-Term Debt                                                                      60,258           60,329
Deferred Taxes                                                                      19,299           18,797
                                                                                ----------       ----------
    TOTAL LIABILITIES                                                              611,044          608,853
                                                                                ----------       ----------

STOCKHOLDERS' EQUITY
  Preferred stock
    Authorized 1,000,000 shares, par value $1, issued none                               -                -
  Common stock
    Authorized 99,000,000 shares, par value $1, issued and outstanding
    31,035,000 shares at March 29,1996 and 31,052,000 shares at
    September 29, 1995                                                              31,035           31,052
  Retained earnings                                                                397,001          363,877
                                                                                ----------       ----------
    TOTAL STOCKHOLDERS' EQUITY                                                     428,036          394,929
                                                                                ----------       ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $1,039,080       $1,003,782
                                                                                ==========       ==========


See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED



                                                                             FOR THE SIX MONTHS ENDED
- -------------------------------------------------------------------------------------------------------
                                                                            MARCH 29,         MARCH 31,
(DOLLARS IN THOUSANDS)                                                         1996             1995
- -------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
               Net Cash (Used)/Provided by Operating Activities            $(26,751)          $ 26,555

INVESTING ACTIVITIES
      Purchase of property, plant, and equipment                            (34,730)           (27,587)
      Purchase of businesses, net of cash acquired                            -                (12,754)
      Other, net                                                             (3,490)             2,593
                                                                           --------           --------
               Net Cash Used by Investing Activities                        (38,220)           (37,748)

FINANCING ACTIVITIES
      Net borrowings on short-term obligations                               54,363             33,675
      Proceeds from common stock issued to employees                         17,166             14,471
      Purchase of common stock                                              (38,259)           (30,452)
      Other, net                                                             (4,434)            (4,467)
                                                                           --------           --------
               Net Cash Provided by Financing Activities                     28,836             13,227

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                      1,171             (3,750)
                                                                           --------           --------
               Net Decrease in Cash and Cash Equivalents                    (34,964)            (1,716)

               Cash and Cash Equivalents at Beginning of Period             122,728             78,872
                                                                           --------           --------
               Cash and Cash Equivalents at End of Period                  $ 87,764           $ 77,156
                                                                           ========           ========





See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                              (Dollars in Millions)

NOTE 1: The consolidated financial statements include the accounts of Varian Associates, Inc. and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Form 10-K annual report. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the second quarter and six months ended March 29, 1996, and March 31, 1995, are not necessarily indicative of the results to be expected for a full year or for any other periods.


NOTE 2: Inventories are valued at the lower of cost or market (net realizable value) using the last-in, first-out (LIFO) cost for the U.S. inventories of the Health Care Systems (except for X-ray Tube Products), Instruments, and Semiconductor Equipment segments. All other inventories are valued principally at average cost. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $47.7 at March 29, 1996, $45.6 at September 29, 1995, $50.2 at March 31, 1995, and $49.0 at September 30, 1994.


NOTE 3: The Company enters into forward exchange contracts to mitigate the effects of operational (sales orders and purchase commitments) and balance sheet exposures to fluctuations in foreign currency exchange rates. When the Company's foreign exchange contracts hedge operational exposure, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenue and expenses are recognized. When foreign exchange contracts hedge balance sheet exposure, such effects are recognized in income when the exchange rate changes. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these instruments do not subject the Company to risk that would otherwise result from changes in currency exchange rates. At March 29, 1996, the Company had forward exchange contracts with maturities of twelve months or less to sell foreign currencies totaling $120.2 million ($31.7 million of French francs, $20.6 million of Japanese yen, $19.9 million of Canadian dollars, $14.8 million of British pounds, $13.9 million of Deutsche marks, $9.5 million of Italian lira, $3.5 million of Swiss francs, $2.7 million Swedish krona, $1.8 million each of Austrian schillings and Australian dollars) and to buy foreign currencies totaling $64.9 million ($16.2 million of British pounds, $15.6 million of French francs, $10.9 million of Japanese yen, $6.6 million of Swiss francs, $4.8 million of Australian dollars, $3.2 million each of Canadian dollars, Deutsche marks and Italian lira, and $1.2 million of Swedish krona).

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

           Nevertheless, the Company continues to estimate the amounts of these future costs in periodically establishing reserves, based partly on progress made in determining the magnitude of such costs, experience gained from sites on which remediation is ongoing or has been completed, and the timing and extent of remedial actions required by the applicable governmental authorities. As of March 29, 1996, the Company estimated that the present value of the Company's future exposure for environmental related investigation and remediation expenditures, including operating and maintenance costs, ranged from approximately $33.4 million to $56.0 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 30 years. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore has accrued $33.4 million in estimated environmental costs at March 29, 1996.

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

           Claims for recovery of environmental investigation and remediation costs already incurred and to be incurred in the future have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites. The Company received certain settlements during 1995 and 1996 and has a $6.5 million receivable in Other Current Assets at March 29, 1996.

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

      On April 18, 1996, the Company reported record second-quarter orders and net earnings. Earnings per share also rose to a new high of $1.03 for the quarter, up 37% from last year's $.75. Earnings for the quarter were $33.0 million, a 25% increase over last year's $26.4 million. Second-quarter orders rose 14% to $430 million. Second-quarter sales of $418 million were slightly below the year-ago quarter of $429 million, but rose 8% after adjusting for the effect of an equipment distribution agreement with Tokyo Electron Ltd. (TEL) that was terminated at the end of fiscal 1994. Backlog of $716 million was above last year's $669 million, but declined from the first quarter's record $725 million. For the first six months of Fiscal 1996, the Company had net earnings of $58.6 million, up 32% from the prior year's $44.3 million. Earnings per share of $1.82 were 44% ahead of 1995's $1.26. Orders rose to $866 million from last year's $810 million. First-half sales of $769 million were down slightly from the year-ago's $775 million, but grew 11% when adjusted for the termination of the TEL distribution agreement.

      The strong performance was driven largely by the Company's Semiconductor Equipment business and by continuing improved performance in its Instruments business. Good international orders and sales were also a factor and represent a growing proportion of the Company's totals in line with its strategy to strengthen its presence in markets outside the U.S. All three of the Company's business segments experienced growing demand from abroad, particularly from the Far East.

      Semiconductor Equipment orders grew 18% compared to 1995's first half and were a record $207 million in the second quarter. First-half sales increased 28% from the prior year, after adjustment for the previously mentioned TEL resale agreement. Backlog rose 30% above the year-ago period to a record high of $324 million. Second-quarter operating margins for this business improved over the prior year, and nearly matched the all-time record set in the first quarter. Orders for both ion implantation and thin film systems were good, particularly for the Company's leading-edge systems. However, the orders momentum may moderate to some degree in coming months as the rapid growth of the semiconductor industry slows somewhat. Demand for the Company's products was spread across multiple geographic regions, with particular strength in Korea and other areas of the Far East.

      Year-to-date orders for the Company's Health Care Systems business declined 9% from the 1995 period. Second quarter orders rose 4% from a year ago, topping the $100 million mark for the twelfth consecutive quarter. Sales declined 7% in the first half, and backlog increased 2%. A softening in the U.S. market for oncology products was partially offset by strengthening international orders for X-ray tubes and cancer treatment systems. A multi-year program to develop and broaden distribution in overseas markets has positioned the business to take good advantage of increasing world demand for cancer care equipment and ancillary products, particularly in Europe and the Far East. A continuing stream of system enhancements is planned to allow the Company to offer previously unavailable techniques and approaches in advanced cancer therapy. Along with growing overseas demand, these developments should help this business achieve continued, but somewhat slower, growth and maintain its margins.

      Instruments business orders, and sales rose 17% and 9%, respectively, over the prior year's first half. Operating margins improved as well. The strong demand was driven largely by good volume in the vacuum products and nuclear magnetic resonance instrument sectors. Second-quarter orders of $122 million and sales of $118 million reached new second quarter highs, while backlog rose to $122 million, a record for any period. Instruments business has an array of new products that should continue to fuel its growth at a pace above the prior year. An expanding international infrastructure is also providing new distribution channels in developing countries with good potential for future expansion.

FINANCIAL CONDITION

The Company's financial condition remained strong during the first six months of fiscal 1996. Operating activities consumed cash of $26.8 million in the first-half of fiscal 1996 and provided $26.6 million in the same period last year. Investing activities in the first half of fiscal 1996 used $38.2 million, $34.7 million for the purchase of property, plant and equipment. Investing activities in the same period last year used $37.7 million, $12.8 million for the purchase of businesses, and $27.6 million for the purchase of property, plant and equipment. Financing activities provided $28.8 million during the first-half of 1996 and $13.2 million during the same period last year. Total debt as a percentage of total capital increased to 21.4% at the end of the second quarter of fiscal 1996 as compared with 13.6% at fiscal year end. The ratio of current assets to current liabilities increased to 1.55 to 1 at March 29, 1996, from 1.51 to 1 at fiscal year end, 1995. The Company has available $50 million in unused committed lines of credit.

OUTLOOK

      Except for historical information, this discussion contains forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: product demand and market acceptance risks; the effect of general economic conditions and foreign currency fluctuations; the impact of competitive products and pricing; new product development and commercialization; the impact of slower growth in worldwide semiconductor demand; the effect of the continuing shift in growth from domestic to international health care customers, and the impact of managed care initiatives in the United States; the continued improvement of the various instruments markets the company serves; the ability to hire and retain sufficient qualified personnel; and the ability to increase operating margins on higher sales; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of Varian Associates, Inc.:

We have reviewed the consolidated balance sheet of Varian Associates, Inc. and subsidiary companies as of March 29, 1996 and March 31, 1995, and the related consolidated statements of earnings for the quarters and semi-annual periods ended March 29, 1996 and March 31, 1995, and the condensed consolidated statements of cash flows for the semi-annual periods ended March 29, 1996 and March 31, 1995. These financial statements are the responsibility of the Company's management.

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

San Jose, California
April 17, 1996

PART II.  OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on February 15, 1996, the stockholders of the Company voted on the election of five directors to the Company's Board of Directors for three-year terms. The voting on each such nominee for director was as follows:

                            Votes        Votes                       Broker
Nominee                      For       Withheld      Abstentions   Nonvotes(1)
- --------------------      ----------   --------      -----------   -----------
Angus A. MacNaughton      25,539,122    289,104           0
John G. McDonald          25,538,640    289,586           0
Wayne R. Moon             25,324,427    503,799           0
Burton Richter            25,543,036    285,190           0
Elizabeth E. Tallett      25,526,053    302,173           0


(1) Pursuant to the Rules of the New York Stock Exchange, this election of directors constituted a routine matter, and therefore brokers were permitted to vote without receipt of instructions from clients.

Item 6           Exhibits and Reports on Form 8-K
- ------           --------------------------------

(a)  Exhibits:

       Exhibit 11     Computation of Earnings Per Share.

       Exhibit 15     Letter Regarding Unaudited Interim Financial Information.

       Exhibit  27    Financial Data Schedule (EDGAR filing only).


 (b)  Reports on Form 8-K:

       There were no reports on Form 8-K filed for the second quarter ended March 29, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             VARIAN ASSOCIATES, INC.
                                                  Registrant

                                                  May 9, 1996
                                                      Date

                                               /s/ Wayne P. Somrak
                                          -----------------------------
                                               Wayne P. Somrak
                                          Vice President and Controller
                                           (Chief Accounting Officer)

                                INDEX OF EXHIBITS

Exhibit
Number                                                                 Page
- -------                                                                ----

 11       Computation of Earnings Per Share                              15

 15       Letter Regarding Unaudited Interim Financial Information       16

 27       Financial Data Schedule  (EDGAR filing only)                    -