Form 10-Q
period 1996-06-28
VARIAN ASSOCIATES INC /DE/
filed 1996-08-09
CIK 203527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

   (Mark One)

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 28, 1996

                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transistion period from _____ to _____

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

                               YES __X__ NO _____

       An index of exhibits filed with this Form 10-Q is located on page 14

       Number of shares of Common Stock, par value $1 per share, outstanding as of the close of business on July 26, 1996: 31,069,000 shares.

                          PART 1. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                    UNAUDITED

                                              Third Quarter Ended       Nine Months Ended
                                             --------------------    ------------------------
(Amounts in thousands                        June 28,    June 30,     June 28,      June 30,
   except per share amounts)                   1996        1995         1996          1995
- ----------------------------                 --------    --------    ----------    ----------
SALES                                        $417,098    $394,269    $1,185,948    $1,169,048
                                             --------    --------    ----------    ----------
Operating Costs and Expenses
  Cost of sales                               260,035     256,430       741,532       772,785
  Research and development                     28,052      24,055        79,847        66,104
  Marketing                                    51,053      49,537       148,793       139,956
  General and administrative                   24,489      17,584        70,969        71,774
                                             --------    --------    ----------    ----------
  Total Operating Costs and Expenses          363,629     347,606     1,041,141     1,050,619
                                             --------    --------    ----------    ----------
OPERATING EARNINGS                             53,469      46,663       144,807       118,429
  Interest expense, net                           880         749           715         2,259
                                             --------    --------    ----------    ----------
EARNINGS FROM CONTINUING
  OPERATIONS BEFORE TAXES                      52,589      45,914       144,092       116,170

   Taxes on earnings                           18,210      16,987        51,150        42,985
                                             --------    --------    ----------    ----------
EARNINGS FROM CONTINUING
  OPERATIONS                                 $ 34,379    $ 28,927    $   92,942    $   73,185

   Discontinued Operations - Net of Taxes          --       2,816            --         9,000
                                             --------    --------    ----------    ----------
NET EARNINGS                                 $ 34,379    $ 31,743    $   92,942    $   82,185
                                             ========    ========    ==========    ==========
Average Shares Outstanding Including
   Common Stock Equivalents                    32,222      35,431        32,233        35,480
                                             ========    ========    ==========    ==========
EARNINGS PER SHARE - FULLY DILUTED
   Continuing Operations                     $   1.07    $   0.82    $     2.88    $     2.06
   Discontinued Operations                         --        0.08            --          0.26
                                             --------    --------    ----------    ----------
NET EARNINGS PER SHARE                       $   1.07    $   0.90    $     2.88    $     2.32
                                             ========    ========    ==========    ==========

Dividends Declared Per Share                 $   0.08    $   0.07    $     0.23    $     0.20

Order Backlog                                                        $  645,694    $  627,471

See accompanying notes to the consolidated financial statements

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                            June 28,     September 29,
(Dollars in thousands except par values)                                      1996            1995
- ----------------------------------------                                  -----------    -------------
ASSETS
Current Assets
  Cash and cash equivalents                                               $   117,065     $   122,728
  Accounts receivable                                                         340,846         346,330
  Inventories
    Raw materials and parts                                                   121,026          98,402
    Work in process                                                            63,993          52,616
    Finished goods                                                             33,021          20,684
                                                                          -----------     -----------
     Total Inventories                                                        218,040         171,702
  Other current assets                                                        107,912         116,958
                                                                          -----------     -----------
    Total Current Assets                                                      783,863         757,718

Property, Plant, and Equipment                                                468,452         431,303
  Accumulated depreciation and amortization                                  (259,202)       (239,422)
                                                                          -----------     -----------
    Net Property, Plant, and Equipment                                        209,250         191,881

Other Assets                                                                   58,404          54,183
                                                                          -----------     -----------
    TOTAL ASSETS                                                          $ 1,051,517     $ 1,003,782
                                                                          ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable                                                           $    49,461     $     1,755
  Accounts payable - trade                                                     78,037          82,851
  Accrued expenses                                                            256,228         316,419
  Product warranty                                                             50,289          48,076
  Advance payments from customers                                              58,060          51,600
                                                                          -----------     -----------
    Total Current Liabilities                                                 492,075         500,701
Long-Term Accrued Expenses                                                     27,361          29,026
Long-Term Debt                                                                 60,258          60,329
Deferred Taxes                                                                 19,321          18,797
                                                                          -----------     -----------
    Total Liabilities                                                         599,015         608,853
                                                                          -----------     -----------
Stockholders' Equity
  Preferred stock
    Authorized 1,000,000 shares, par value $1, issued none                         --              --
  Common stock
    Authorized 99,000,000 shares, par value $1, issued and outstanding
    31,091,000 shares at June 28, 1996 and 31,052,000 shares at
    September 29, 1995                                                         31,091          31,052
  Retained earnings                                                           421,411         363,877
                                                                          -----------     -----------
    Total Stockholders' Equity                                                452,502         394,929
                                                                          -----------     -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 1,051,517     $ 1,003,782
                                                                          ===========     ===========

See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                    For the Nine Months Ended
                                                                    -------------------------
                                                                       June 28,     June 30,
(Dollars in thousands)                                                   1996         1995
- ----------------------                                                ---------     --------
OPERATING ACTIVITIES
              Net Cash Provided by Operating Activities               $  35,692     $ 68,659

INVESTING ACTIVITIES
      Purchase of property, plant, and equipment                        (49,193)     (40,551)
      Purchase of businesses, net of cash acquired                       (2,550)     (12,705)
      Other, net                                                         (3,674)       6,313
                                                                      ---------     --------
              Net Cash Used by Investing Activities                     (55,417)     (46,943)

FINANCING ACTIVITIES
      Net borrowings on short-term obligations                           47,706       28,152
      Proceeds from common stock issued to employees                     26,528       22,582
      Purchase of common stock                                          (54,733)     (51,719)
      Other, net                                                         (7,236)      (6,838)
                                                                      ---------     --------
              Net Cash Provided/(Used) by Financing Activities           12,265       (7,823)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                  1,797       (2,645)
                                                                      ---------     --------
              Net (Decrease)/Increase in Cash and Cash Equivalents       (5,663)      11,248

              Cash and Cash Equivalents at Beginning of Period          122,728       78,872
                                                                      ---------     --------
              Cash and Cash Equivalents at End of Period              $ 117,065     $ 90,120
                                                                      =========     ========

See accompanying notes to the consolidated financial statements.

                Varian Associates, Inc. and Subsidiary Companies

                 Notes to the Consolidated Financial Statements

                                    Unaudited

                              (Dollars in Millions)

NOTE 1: The consolidated financial statements include the accounts of Varian Associates, Inc. and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Form 10-K annual report.
            In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the third quarter and nine months ended June 28, 1996, and June 30, 1995, are not necessarily indicative of the results to be expected for a full year or for any other periods.

NOTE 2: Inventories are valued at the lower of cost or market (net realizable value) using the last-in, first-out (LIFO) cost for the U.S. inventories of the Health Care Systems (except for X-ray Tube Products), Instruments, and Semiconductor Equipment segments. All other inventories are valued principally at average cost. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $48.7 at June 28, 1996, $45.6 at September 29, 1995, $50.2 at June 30, 1995, and $49.0 at September 30, 1994.

NOTE 3: The Company enters into forward exchange contracts to mitigate the effects of operational (sales orders and purchase commitments) and balance sheet exposures to fluctuations in foreign currency exchange rates. When the Company's foreign exchange contracts hedge operational exposure, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenue and expenses are recognized. When foreign exchange contracts hedge balance sheet exposure, such effects are recognized in income when the exchange rate changes. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these instruments do not subject the Company to risk that would otherwise result from changes in currency exchange rates. At June 28, 1996, the Company had forward exchange contracts with maturities of twelve months or less to sell foreign currencies totaling $61.9 million ($16.1 million of Canadian dollars, $14.7 million of French francs, $12.8 million of Japanese yen, $7.5 million of Italian lira, $5.7 million of British pounds, $2.4 million of Deutsche marks, $1.6 million of Dutch gilders, and $1.1 million of Belgium francs) and to buy foreign currencies totaling $10.3 million ($6.0 million of British pounds, $2.0 million of Australian dollars, $1.3 million of Swiss francs, $0.7 million of Japanese yen, and $0.3 million of Swedish krona).

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

            Nevertheless, the Company continues to estimate the amounts of these future costs in periodically establishing reserves, based partly on progress made in determining the magnitude of such costs, experience gained from sites on which remediation is ongoing or has been completed, and the timing and extent of remedial actions required by the applicable governmental authorities. As of June 28, 1996, the Company estimated that the present value of the Company's future exposure for environmental related investigation and remediation expenditures, including operating and maintenance costs, ranged from approximately $33.2 million to $56.0 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 30 years. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore has accrued $33.2 million in estimated environmental costs at June 28, 1996.

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

            Claims for recovery of environmental investigation and remediation costs already incurred and to be incurred in the future have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites. The Company received certain settlements during 1995 and 1996 and has a $6.1 million receivable in Other Current Assets at June 28, 1996.

     Item 2.      Management's Discussion and Analysis of Financial
                         Condition and Results of Operations

      On July 18, 1996, the Company reported record earnings for the third quarter of fiscal 1996. Net profits for the quarter rose to $34.4 million up 19% from last year's $28.9 million. Earnings per share from continuing operations of $1.07 were up 30% from the $0.82 per share in the third quarter of 1995. Third-quarter orders of $350 million were below 1995's $357 million. Sales of $417 million grew 6% over last year's $394 million, but rose 10% over the prior year after adjusting for the effect of distribution agreement with Tokyo Electron Ltd. (TEL) which was terminated at the close of 1994. Backlog of $646 million rose 3% from the year-ago's $627 million. For the first nine months of fiscal 1996, earnings from continuing operations were $92.9 million, a 27% increase over the prior year's $73.2 million. Earnings per share from continuing operations of $2.88 were 40% ahead of 1995's $2.06 for the year to date. Orders rose 4%, reaching $1.216 billion versus 1995's $1.167 billion. Sales of $1.186 billion were marginally above the prior year's $1.169 billion, but increased 10% when adjusted for the termination of the TEL distribution agreement. The higher sales and earnings for the year to date reflect double-digit orders growth and improved profit margins in the Semiconductor Equipment and Instruments businesses, which more than compensated for a decline in Health Care Systems' results. All three of the Company's businesses experienced strong international demand for products and services, with over 50% of orders for both the quarter and the first nine months coming from markets outside the U.S.

      Year-to-date orders for the Company's Semiconductor Equipment business grew 10% over the year-ago period, despite a 9% decline in the third quarter. Sales for the nine months rose 20% when adjusted for the previously mentioned TEL distribution agreement. Operating margins for this business improved and backlog rose 18% over the year-ago's level. The widely reported slowdown in the semiconductor industry has prompted a long anticipated leveling off in the strong demand experienced by equipment suppliers over the past two years. The Company continued to enjoy reasonably good business levels, particularly for systems which can reduce chipmakers' overall production costs or help them achieve the next level of chip sophistication. Orders were received from all geographic regions, with particular strength in the U.S. and areas of the Far East such as Korea.

      Orders for the Health Care Systems business exceeded the $100 million mark for the thirteenth consecutive quarter, while falling 3% below 1995 levels for the quarter and 7% below for the year to date. Sales rose to $118 million from $114 million in the year-ago quarter but fell 4% below last year's first nine months. Backlog was essentially the same as in the 1995 period, while operating margins were moderately lower. International demand for Health Care Systems' products continued to be strong. However, because offshore activities account for a smaller portion of the total, that strength did not offset the effects of softer demand in the U.S. due to managed-care and related continuing cost containment efforts. The X-ray tube side of this business performed reasonably well despite the difficult industry conditions. To meet the growing overseas demand for its health care products, the Company continues to develop and broaden international distribution, especially in Europe and the Far East. The Company is addressing the turmoil in the U.S. market with new ancillary products which build on its extensive installed base of radiation therapy systems.

      Nine-month orders for the Instruments business were up 17% compared to the 1995 period. Year-to-date sales rose 12%, and were up 19% in the third quarter to a record $120 million. Backlog grew significantly, and margins nearly doubled from the prior year's level. Instruments business performance was driven by the ability of these operations to take advantage of improving market conditions as well as the demand for several new products which have been introduced over the last year.

FINANCIAL CONDITION

      The Company's financial condition remained strong during the first nine months of fiscal 1996. Operating activities provided cash of $35.7 million in the first nine months of fiscal 1996 and provided $68.7 million in the same period last year. Investing activities in the first nine months of fiscal 1996 used $55.4 million, $49.2 million for the purchase of property, plant and equipment. Investing activities in the same period last year used $46.9 million, $12.7 million for the purchase of businesses and $40.6 million for the purchase of property, plant and equipment. Financing activities provided $12.3 million during the nine months of 1996 and used $7.8 million during the same period last year. Total debt as a percentage of total capital increased to 19.5% at the end of the third quarter of fiscal 1996 as compared with 13.6% at fiscal year end. The ratio of current assets to current liabilities increased to 1.59 to 1 at June 28, 1996, from 1.51 to 1 at fiscal year end, 1995. The Company has available $50 million in unused committed lines of credit.

OUTLOOK

      Except for historical information, this discussion contains forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: product demand and market acceptance risks; the effect of general economic conditions and foreign currency fluctuations; the impact of competitive products and pricing; new product development and commercialization; the impact of slower growth in worldwide semiconductor demand; the effect of the continuing shift in growth from domestic to international health care customers, and the impact of managed-care initiatives in the United States; the continued improvement of the various instruments markets the company serves; the ability to hire and retain sufficient qualified personnel; the ability to increase operating margins on higher sales; and other risks detailed from time to time in the Company's filings with the U.S. Securities and Exchange Commission.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Varian Associates, Inc.:

We have reviewed the consolidated balance sheets of Varian Associates, Inc. and subsidiary companies as of June 28, 1996 and June 30, 1995, and the related consolidated statements of earnings for the quarters and nine months ended June 28, 1996 and June 30, 1995, and the condensed consolidated statements of cash flows for the nine months ended June 28, 1996 and June 30, 1995. These financial statements are the responsibility of the Company's management.

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

San Jose, California
July 17, 1996

Part II.  Other Information

 Item 6           Exhibits and Reports on Form 8-K

(a)  Exhibits:

         Exhibit 11           Computation of Earnings Per Share.

         Exhibit 15           Letter Regarding Unaudited Interim Financial
                              Information.

         Exhibit 27           Financial Data Schedule  (EDGAR filing only)


(b)  Reports on Form 8-K:

         There were no reports on Form 8-K filed for the third quarter ended June 28, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VARIAN ASSOCIATES, INC.
                                       -----------------------
                                              Registrant

                                            August 8, 1996
                                       -----------------------
                                                 Date

                                         /s/ Wayne P. Somrak
                                       -----------------------
                                            Wayne P. Somrak
                                       Vice President and Controller
                                       (Chief Accounting Officer)

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