Form 10-K
period 1996-09-27
VARIAN ASSOCIATES INC /DE/
filed 1996-12-19
CIK 203527

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
   /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended September 27, 1996

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                       For the transistion period from     to
                                                       ---    ---
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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b)OF THE ACT:

                                                    NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                          ON WHICH REGISTERED
        -------------------                          -------------------
           Common Stock,                           New York Stock Exchange
           $1 par value                            Pacific Stock Exchange


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


         The aggregate market value of the Registrant's voting stock held by non-affiliates as of December 1, 1996 was $1,498,011,000.
         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 1, 1996: 30,703,000 shares of $1 par value common stock.
         An index of exhibits filed with this Form 10-K is located on pages 15 through 16.

                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENT DESCRIPTION                                                   10-K PART
--------------------                                                   ---------

         Certain sections, identified by caption and page number, of the Registrant's Annual Report to Stockholders for the fiscal year ended
September 27, 1996 (the "Annual Report").............................  I, II, IV

         Certain sections, identified by caption, of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders (the "Proxy
Statement")..........................................................        III

                                     PART I

Item 1.         Business

Varian Associates, Inc. together with its subsidiaries (hereinafter referred to as "Varian", the "Company" or the "Registrant") is a high-technology enterprise which was founded in 1948. It is engaged in the research, development, manufacture, and marketing of products and services for health care, industrial production, scientific and industrial research, and environmental monitoring. The Company's principal business segments are health care systems, instruments, and semiconductor production equipment. Its foreign subsidiaries engage in some of the aforementioned businesses and market the Company's products outside the United States. As of September 27, 1996, the Company employed approximately 6,700 people worldwide.

The Company sells its products throughout the world and has 28 field sales offices in the U.S. and 54 sales offices in other countries. In general, its markets are quite competitive, characterized by the application of advanced-technology and by the development of new products and applications. Many of the Company's competitors are large, well-known manufacturers, but there is no competitor which competes across all of the Company's segments.

There were no material changes in the kinds of products produced or in the methods of distribution since the beginning of the fiscal year. The Company anticipates adequate availability of raw materials.

The Company's sales to customers outside of the U.S. for 1996 were $918 million. The profitability of such sales is subject to greater fluctuation than U.S. sales because of generally higher marketing costs and changes in the relative value of currencies. Additional information concerning the method of accounting for the Company's foreign currency translation is set forth under the headings "Foreign Currency Translation" and "Forward Exchange Contracts", on pages 26 and 30, respectively, of the Annual Report, which information is incorporated herein by reference.

The Company's operations are grouped into three segments. These segments, their products, and the markets they serve are described in the following paragraphs.

The Health Care Systems business manufactures, sells, and services linear accelerators, simulators for planning cancer treatments, brachytherapy systems, and data management systems for radiation oncology centers. It also designs and manufactures a wide range of X-ray generating tubes for the medical diagnostic imaging market worldwide. Linear accelerators are used in cancer therapy and for industrial radiographic applications. The Company's leading CLINAC(R) series of medical linear accelerators, marketed to hospitals and clinics worldwide, generates therapeutic X-rays and electron beams for cancer treatment. LINATRON(R) linear accelerators are used in industrial applications to X-ray heavy metallic structures for quality control. The Company manufactures tubes for four primary medical X-ray imaging applications: CT scanner; diagnostic radiographic/fluoroscopic; special procedures; and mammography. Backlog for the Health Care Systems business amounted to $341 million and $293 million in fiscal 1996 and 1995, respectively.

The Instruments business manufactures, sells, and services a variety of scientific instruments for analyzing chemical substances including metals, inorganic materials, organic compounds, polymers, natural substances, and biochemicals. The products include liquid and gas chromatographs, gas chromatograph/mass spectrometers, NMR spectrometers, ultraviolet visible near infrared spectrometers, atomic absorption spectrometers, inductively coupled plasma spectrometers, inductively coupled plasma/mass spectrometers, data systems, and small, disposable tools used to prepare chemical samples for analysis. Typical applications are found in biochemical and organic chemical research, measurement of the chemical composition of mixtures, studies of the chemical structure of pure compounds, quality control of manufactured materials, chemical analysis of natural products, and environmental monitoring and measurement. The major segments served are environmental laboratories; pharmaceutical and chemical industries; chemical, life science, and academic research; government laboratories; and specific areas of the health care industry. The Instruments business also manufactures vacuum products and accessories for industrial and scientific applications. Its vacuum products and helium leak detectors are utilized in such applications as semiconductor and automotive manufacturing, high-energy physics, surface analysis, space research, and petrochemical refining. The Instruments business includes a facility which fabricates circuit boards and sub-assemblies for customers inside and outside the Company. Backlog for the Instruments business amounted to $110 million and $111 million in fiscal 1996 and 1995, respectively.

The Company's Semiconductor Equipment business manufactures, sells, and services processing systems which are essential to making integrated circuits. Primary products are ion implantation and sputter coating systems used in wafer fabrication facilities. Backlog for this business amounted to $203 million and $248 million in fiscal 1996 and 1995, respectively.

Additional information regarding the Company's lines of business and international operations are incorporated herein by reference from the information provided under the headings "Industry Segments" and "Geographic Segments" on pages 36-37 of the Annual Report.

The Company employs in-house patent attorneys, holds numerous patents in the United States and in other countries, and has many patent applications pending in the U.S. and in other countries. The Company considers the development of patents through creative research and the maintenance of an active patent program to be advantageous in the conduct of its business, but does not regard the holding of any particular patent as essential to its operations. The Company grants licenses to reliable manufacturers on various terms and enters into cross-licensing arrangements with other parties. Information regarding the Company's research and development costs is incorporated herein by reference from the information provided under the heading "Research and Development" on page 28 of the Annual Report.

The Company's operations are subject to various federal, state, and/or local laws regulating the discharge of materials to the environment or otherwise relating to the protection of the environment. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of or in consultation with federal, state, and/or local agencies at certain current or former Company facilities (see the information provided under the headings "Management's Discussion and Analysis" and "Contingencies" on pages 17-21 and 33-35, respectively, of the Annual Report, which information is incorporated herein by reference). The Company has established what it believes to be adequate reserves for these matters. Based on information currently available, management believes that the Company's compliance with laws which have been adopted regulating the discharge of materials to the environment or relating to the protection of the environment is otherwise not reasonably likely to have a material adverse effect on the capital expenditures, earnings or competitive position of the Company. Also, estimated capital expenditures for environmental control facilities are not expected to be material in fiscal 1997, nor are they expected to be material in fiscal 1998.

Executive Officers of the Registrant

The following table sets forth the names and ages of the Registrant's executive officers, together with positions and offices held within the last five years by such executive officers. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their successors have been elected and have qualified. Ages are as of December 16, 1996.

Name                                  Age        Position                                                       Term
J. Tracy O'Rourke                     61         Chairman of the Board and Chief Executive                      1990-Present
(Director)                                       Officer

Richard A. Aurelio                    52         Executive Vice President                                       1992-Present
                                                 President, Semiconductor Equipment                             1991-1992

Allen J. Lauer                        59         Executive Vice President                                       1990-Present

Richard M. Levy                       58         Executive Vice President                                       1990-Present

Timothy E. Guertin                    47         Corporate Vice President                                       1992-Present
                                                 President, Oncology Systems                                    1990-Present

Robert A. Lemos                       55         Vice President, Finance and Chief Financial                    1986-Present
                                                 Officer
                                                 Treasurer                                                      1995-Present

Joseph B. Phair                       49         Secretary                                                      1991-Present
                                                 Vice President and General Counsel                             1990-Present

Wayne P. Somrak                       51         Vice President                                                 1991-Present
                                                 Controller                                                     1995-Present,
                                                                                                                1985-1994

                                                 Treasurer                                                      1995


There is no family relationship between any of the executive officers.

Item 2.         Properties

The Company's executive offices and principal research and manufacturing facilities are located in Palo Alto, California, on 55 acres of land held under leaseholds which expire in the years 2012 through 2058. These facilities are owned by the Company, and provide floor space totaling 740,502 square feet. The following is a summary of the Company's properties at September 27, 1996:

                                              Land (Acres)                     Buildings (000's Sq. Ft.)
                                              ------------                     -------------------------

                                        Owned             Leased                Owned             Leased
                                        -----             ------                -----             ------
United States                            100                55                 1,606                424
International                             27                 -                   350                298
                                         ---                --                 -----                ---
                                         127                55                 1,956                722
                                         ===                ==                 =====                ===




Utilization of facilities by segment is shown in the following table:


                                                                           Buildings (000's Sq. Ft.)
                                               ===============================================================================
                                                Manufacturing, Administrative
                                                and Research & Development

                                                                                                  Marketing
                                                   U.S.            Non-U.S.          Total       and Service.            Total
                                                   ----            --------          -----       ------------            -----
Health Care Systems                                 493                42            535                 178                713
Instruments                                         393               195            588                 354                942
Semiconductor Equipment                             391                52            443                 160                603

Other Operations                                     56                 -             56                   -                 56
                                                  -----               ---          -----                 ---              -----
   Total Operations                               1,333               289          1,622                 692              2,314
                                                  =====               ===          =====                 ===

Other                                                                                                                       364
                                                                                                                            ---
   Total                                                                                                                  2,678
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

Manufacturing sites by geographical location are as follows:

Health Care Systems              California, Illinois, South Carolina, Utah,
                                 England, Finland, France, Switzerland

Instruments                      California, Massachusetts, Arizona, Australia,
                                 Italy

Semiconductor Equipment          California, Massachusetts,  Korea

Company-owned and staffed sales offices throughout the world are located in North and South America: Brazil, Venezuela, Canada, Mexico, United States;
Europe: Austria, Belgium, Denmark, France, Italy, the Netherlands, Spain, Sweden, Switzerland, Finland, England, Germany; and Pacific Basin: Australia, People's Republic of China, Hong Kong, India, Japan, Korea, Singapore, Taiwan.

Item 3.         Legal Proceedings

Information required by this Item is incorporated herein by reference from the information provided under the heading "Contingencies" on pages 33-35 of the Annual Report.

Item 4.         Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the information provided under the heading "Common Stock Prices (Unaudited)" on page 38 of the Annual Report, and the information provided under the heading "Long-Term Debt" on pages 29-30 of the Annual Report.

The Company's common stock is listed on the New York and Pacific Stock Exchanges under the trading symbol VAR.

There were 6,265 holders of record of the Company's common stock on December 1, 1996.

ITEM 6. SELECTED FINANCIAL DATA


                                                                    FISCAL YEARS
--------------------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)       1996       1995       1994       1993       1992
--------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Sales.......................................      $1,599.4     1,575.7    1,313.4    1,061.9    1,025.2
                                                  --------     -------    -------    -------    -------
Earnings from Continuing Operations
 before taxes...............................      $  189.2       165.3      109.1       60.1       59.3
    Taxes on earnings.......................      $   67.1        59.5       41.5       22.8       22.6
                                                  --------     -------    -------   --------     ------
Earnings from Continuing Operations.........      $  122.1       105.8       67.6       37.3       36.7

     Earnings from Discontinued Operations,
     Net of Taxes...........................      $     --        33.5       11.8        8.5        1.9
                                                  --------     -------    --------   -------     ------
NET EARNINGS................................      $  122.1       139.3       79.4       45.8       38.6
                                                  ========     =======    ========   =======      ======
EARNINGS PER SHARE - FULLY DILUTED
     Earnings Continuing Operations.........      $   3.81        3.01       1.90      1.03        0.97
     Earnings Discontinued Operations.......      $     --        0.95       0.32      0.23        0.05
                                                  --------     -------   --------    -------     ------
NET EARNINGS PER SHARE......................      $   3.81        3.96       2.22       1.26       1.02
                                                  ========     =======   ========    =======     ======
DIVIDENDS DECLARED PER SHARE...............       $  0.310       0.270      0.230      0.195      0.175
                                                  ========     =======   ========    =======     ======
FINANCIAL POSITION AT YEAR END
Total assets...............................       $1,018.9     1,003.8      962.4      878.7      878.7
Long-term debt
  (excluding current portion)..............       $   60.3        60.3       60.4       60.5       49.7





        This selected financial data should be read in conjunction with the related consolidated financial statements and notes thereto, incorporated herein by reference pursuant to Item 8.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated herein by reference from the information provided under the heading "Management's Discussion and Analysis" on pages 17-21 of the Annual Report.

 Item 8.        Financial Statements and Supplementary Data

The information required by this Item is incorporated herein by reference from the Report of Independent Accountants on page 39 of the Annual Report and the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and Supplementary Data on pages 22-38 of the Annual Report.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    Part III

Item 10.        Directors and Executive Officers of the Registrant

The information required by this Item with respect to the Company's executive officers is incorporated herein by reference from the information under Item 1 of Part I of this Report. The information required by this Item with respect to the Company's directors is incorporated herein by reference from the information provided under the heading "Election of Directors" of the Proxy Statement which will be filed with the Commission. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement.

Item 11.          Executive Compensation

The information required by this item is incorporated herein by reference from the information provided under the heading "Certain Executive Officer Compensation and Other Information" of the Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated herein by reference from the information provided under the heading "Stock Ownership of Certain Beneficial Owners" of the Proxy Statement.

Item 13.          Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference from the information provided under the headings "Management Indebtedness and Certain Transactions" and "Change in Control Arrangements" of the Proxy Statement.

                                     Part IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K

(a)      The following documents are filed as a part of this report:

       (1) Financial Statements The following financial statements of the Registrant and its subsidiaries, and Report of Independent Accountants, are incorporated herein by reference from pages 22 through 37 and page 39 of the Annual Report:

                    Consolidated Financial Statements:

                          Consolidated Statements of Earnings for fiscal years
                           1996, 1995, and 1994

                          Consolidated Balance Sheets at fiscal year-end 1996
                           and 1995

                          Consolidated Statements of Stockholders' Equity for
                           fiscal years 1996, 1995, and 1994

                          Consolidated Statements of Cash Flows for fiscal years
                           1996, 1995, and 1994

                          Notes to the Consolidated Financial Statements

                          Report of Independent Accountants

       (2) Financial Statement Schedule The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 1996, 1995, and 1994, and the related Report of Independent Accountants are filed as a part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries which are incorporated herein by reference.

                Schedule                                               Page

                   --       Report of Independent Accountants on
                            Financial Statement Schedule                13

                   II       Valuation and Qualifying Accounts           14

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

         11      Computation of earnings per share.

         13      Registrant's 1996 Annual Report to Stockholders (furnished for the information of the Securities and Exchange Commission only and not deemed to be filed except for those portions expressly incorporated by reference herein).


         21      Subsidiaries of the Registrant.

         23      Consent of Independent Accountants.

         24      Power of Attorney by directors of the Company authorizing
                    certain persons to sign this Annual Report on Form 10-K on their behalf.

         27      Financial Data Schedule for the fiscal year ended September 27,
                    1996 (EDGAR filing only).


(b)  Reports on Form 8-K:

     A report on Form 8-K was filed on August 27, 1996, regarding the Registrant's Preferred Stock Purchase Rights which expired and became unexercisable on August 25, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Associates, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     VARIAN ASSOCIATES, INC.
                                                          (Registrant)

Dated:  December 3, 1996                         By:  /s/  Robert A. Lemos
                                                      --------------------
                                                      Robert A. Lemos
                                                      Vice President, Finance,
                                                      Chief Financial Officer,
                                                      and Treasurer

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

                 Signature                                         Title                                     Date
                 ---------                                         -----                                     ----
       /s/ J. Tracy O'Rourke                          Chairman of the Board and Chief Executive           December 3, 1996
       ----------------------                         Officer (Principal Executive Officer)
          J. Tracy O'Rourke

       /s/ Robert A. Lemos                            Vice President, Finance, Chief Financial            December 3, 1996
       -------------------                            Officer and Treasurer (Principal Financial
           Robert A. Lemos                            Officer)

       /s/ Wayne P. Somrak                            Vice President and Controller (Principal            December  3, 1996
       -------------------                            Accounting Officer)
           Wayne P. Somrak

       Ruth M. Davis *                                Director
       Robert W. Dutton *                             Director
       Samuel Hellman *                               Director
       Terry R. Lautenbach *                          Director
       Angus A. MacNaughton *                         Director
       David W. Martin, Jr. *                         Director
       John G. McDonald *                             Director
       Wayne R. Moon *                                Director
       Gordon E. Moore *                              Director
       David E. Mundell *                             Director
       Donald O. Pederson *                           Director
       Burton Richter *                               Director
       Elizabeth E. Tallett *                         Director
       Richard W. Vieser *                            Director




* By   /s/ Robert A. Lemos                     December  3, 1996
     ---------------------
     Robert A. Lemos,  Attorney-in-Fact  **


--------
** By authority of powers of attorney filed herewith.

                      Report of Independent Accountants on

                          Financial Statement Schedule

To the Board of Directors and Stockholders of Varian Associates, Inc.

Our report on the consolidated financial statements has been incorporated by reference in this form 10-K from page 39 of the 1996 Annual Report to Stockholders of Varian Associates, Inc. and subsidiary companies. In connection with our audits of such financial statements, we have also audited the related Financial Statement Schedule listed in the index on page 9 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                               /s/ Coopers & Lybrand  L.L.P.
                                               -----------------------------
                                               Coopers & Lybrand  L.L.P.

San Jose, California
October 16, 1996

                                                                     SCHEDULE II

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                     VALUATION AND QUALIFYING ACCOUNTS (1)
                for the fiscal years ended 1996, 1995, and 1994
                             (Dollars in Thousands)

                                  BALANCE AT      CHARGED TO
                                  BEGINNING       COSTS AND
DESCRIPTION                       OF PERIOD       EXPENSES
------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL NOTES
  & ACCOUNTS RECEIVABLE:


Fiscal Year Ended 1996             $ 2,316       $   876
                                   =======       =======

Fiscal Year Ended 1995             $ 2,422       $   330
                                   =======       =======

Fiscal Year Ended 1994             $ 2,219       $   762
                                   =======       =======


ESTIMATED LIABILITY FOR
  PRODUCT WARRANTY:



Fiscal Year Ended 1996             $48,076       $52,680
                                   =======       =======



Fiscal Year Ended 1995             $41,682       $61,954
                                   =======       =======



Fiscal Year Ended 1994             $35,615       $49,354
                                   =======       =======


         DEDUCTIONS               BALANCE AT
 --------------------------        END OF
 DESCRIPTION         AMOUNT        PERIOD
--------------------------------------------
Write-offs
& Adjustments       $   883       $ 2,309
                    =======       =======
Write-offs
& Adjustments       $   436       $ 2,316
                    =======       =======
Write-offs
& Adjustments       $   559       $ 2,422
                    =======       =======





Actual
Warranty
Expenditures        $51,505       $49,251
                    =======       =======

Actual
Warranty
Expenditures        $55,560       $48,076
                    =======       =======

Actual
Warranty
Expenditures        $43,287       $41,682
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

                               INDEX OF EXHIBITS

 10.11 Description of Certain Relocation Arrangements between Registrant and Executive Officers (incorporated herein by reference to Registrant's Form 10-Q for the quarter ended December 30, 1994).


 11         Computation of earnings per share.

 13 Registrant's 1996 Annual Report to Stockholders (furnished for the information of the Securities and Exchange Commission only and not deemed to be filed except for those portions expressly incorporated by reference herein).

 21         Subsidiaries of the Registrant.

 23         Consent of Independent Accountants.

 24 Power of Attorney by directors of the Company authorizing certain persons to sign this Annual Report on Form 10-K on their behalf.

 27 Financial Data Schedule for the fiscal year ended September 27, 1996 (EDGAR filing only).