Form 10-Q
period 1996-12-27
VARIAN ASSOCIATES INC /DE/
filed 1997-02-07
CIK 203527

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1996


                                       OR


    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ----------  TO ---------


                         COMMISSION FILE NUMBER: 1-7598


             EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER:
                            VARIAN ASSOCIATES, INC.

             STATE OR OTHER JURISDICTION              IRS EMPLOYER
             INCORPORATION OR ORGANIZATION         IDENTIFICATION NO.:
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


         Number of shares of Common Stock, par value $1 per share, outstanding as of the close of business on January 24, 1997: 30,597,000 shares.

                         PART 1.  FINANCIAL INFORMATION

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   UNAUDITED

                                                   FIRST QUARTER ENDED
-----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS                       DECEMBER 27,         DECEMBER 29,
 EXCEPT PER SHARE AMOUNTS)                     1996                 1995
-----------------------------------------------------------------------------
SALES                                       $   321,959       $   351,247
                                            -----------       -----------
OPERATING COSTS AND EXPENSES
  Cost of sales                                 210,060           218,115
  Research and development                       26,382            24,517
  Marketing                                      48,798            46,724
  General and administrative                     15,895            23,205
                                            -----------       -----------
TOTAL OPERATING COSTS AND EXPENSES              301,135           312,561
                                            -----------       -----------
OPERATING EARNINGS                               20,824            38,686

  Interest expense/(income), net                  1,093            (1,220)
                                            -----------       -----------
EARNINGS BEFORE TAXES                            19,731            39,906
   Taxes on earnings                              6,910            14,370
                                            -----------       -----------
NET EARNINGS                                $    12,821       $    25,536
                                            ===========       ===========


AVERAGE SHARES OUTSTANDING INCLUDING
   COMMON STOCK EQUIVALENTS                      31,599            32,266
                                            ===========       ===========

NET EARNINGS PER SHARE                      $      0.41       $      0.79
                                            ===========       ===========


Dividends Declared Per Share                $      0.08       $      0.07

Order Backlog                               $   634,302       $   725,403





See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED

--------------------------------------------------------------------------------------------------------------
                                                                               DECEMBER 27,     SEPTEMBER 27,
(DOLLARS IN THOUSANDS EXCEPT PAR VALUES)                                           1996              1996
--------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                   $    76,899    $    82,675
  Accounts receivable                                                             332,281        380,330
  Inventories
    Raw materials and parts                                                       118,375        112,322
    Work in process                                                                46,216         53,682
    Finished goods                                                                 37,193         23,878
                                                                              -----------    -----------
     Total inventories                                                            201,784        189,882
  Other current assets                                                             92,534         91,010
                                                                              -----------    -----------
    TOTAL CURRENT ASSETS                                                          703,498        743,897

Property, Plant, and Equipment                                                    481,006        473,852
  Accumulated depreciation and amortization                                      (268,757)      (261,766)
                                                                              -----------    -----------
    NET PROPERTY, PLANT, AND EQUIPMENT                                            212,249        212,086

Other Assets                                                                       86,157         62,938
                                                                              -----------    -----------
    TOTAL ASSETS                                                              $ 1,001,904    $ 1,018,921
                                                                              ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                                               $    23,312    $     4,362
  Accounts payable - trade                                                         62,258         75,745
  Accrued expenses                                                                217,431        264,565
  Product warranty                                                                 48,622         49,251
  Advance payments from customers                                                  64,377         56,071
                                                                              -----------    -----------
    TOTAL CURRENT LIABILITIES                                                     416,000        449,994
Long-Term Accrued Expenses                                                         28,157         29,007
Long-Term Debt                                                                     79,258         60,258
Deferred Taxes                                                                     11,816         11,753
                                                                              -----------    -----------
    TOTAL LIABILITIES                                                             535,231        551,012
                                                                              -----------    -----------

STOCKHOLDERS' EQUITY
  Preferred stock
    Authorized 1,000,000 shares, par value $1, issued none                              -              -
  Common stock
    Authorized 99,000,000 shares, par value $1, issued and outstanding
    30,597,000 shares at December 27, 1996 and 30,646,000 shares at
    September 27, 1996                                                             30,597         30,646
  Retained earnings                                                               436,076        437,263
                                                                              -----------    -----------
    TOTAL STOCKHOLDERS' EQUITY                                                    466,673        467,909
                                                                              -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 1,001,904    $ 1,018,921
                                                                              ===========    ===========


See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                          FIRST QUARTER ENDED
---------------------------------------------------------------------------------------------------
                                                                   DECEMBER 27,        DECEMBER 29,
(DOLLARS IN THOUSANDS)                                                 1996               1995
---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
            Net Cash Provided/(Used)by Operating Activities          $     7,305      $   (48,660)

INVESTING ACTIVITIES
      Purchase of property, plant, and equipment                         (15,514)         (14,647)
      Purchase of businesses, net of cash acquired                       (25,341)           -
      Other, net                                                           2,089             (967)
                                                                     -----------      -----------
            Net Cash Used by Investing Activities                        (38,766)         (15,614)

FINANCING ACTIVITIES
      Net borrowings on short-term obligations                            12,950           28,343
      Proceeds from long-term borrowings                                  25,000            -
      Proceeds from common stock issued to employees                       6,108           10,710
      Purchase of common stock                                           (17,705)         (23,592)
      Other, net                                                          (2,460)          (2,252)
                                                                     -----------      -----------
            Net Cash Provided by Financing Activities                     23,893           13,209

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                   1,792              (37)
                                                                     -----------      -----------
            Net Decrease in Cash and Cash Equivalents                     (5,776)         (51,102)

            Cash and Cash Equivalents at Beginning of Period              82,675          122,728
                                                                     -----------      -----------
            Cash and Cash Equivalents at End of Period               $    76,899      $    71,626
                                                                     ===========      ===========




See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   Unaudited

                             (Dollars in Millions)


NOTE 1: The consolidated financial statements include the accounts of Varian Associates, Inc. and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Form 10-K annual report. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the first quarter ended December 27, 1996, are not necessarily indicative of the results to be expected for a full year or for any other periods.


 NOTE 2: Inventories are valued at the lower of cost or market (net realizable value) using the last-in, first-out (LIFO) cost for the U.S. inventories of the Health Care Systems (except for X-ray Tube Products), Instruments, and Semiconductor Equipment segments. All other inventories are valued principally at average cost. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $47.0 at December 27, 1996, $46.8 at September 27, 1996, $46.5
                 at December 29, 1995, and $45.6 at September 29, 1995.


 NOTE 3: The Company enters into forward exchange contracts to mitigate the effects of operational (sales orders and purchase commitments) and balance sheet exposures to fluctuations in foreign currency exchange rates. When the Company's foreign exchange contracts hedge operational exposure, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenue and expenses are recognized. When foreign exchange contracts hedge balance sheet exposure, such effects are recognized in income when the exchange rate changes. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these instruments do not subject the Company to risk that would otherwise result from
                 changes in currency exchange rates.   At December 27, 1996,
                 the Company had forward exchange contracts with maturities of twelve months or less to sell foreign currencies totaling $75.8 million ($22.2 million of French francs, $16.4 million of Japanese yen, $13.2 million of Canadian dollars, $9.1 million of Italian lira, $4.2 million of Austrian schillings, $3.4 million of Dutch gilders, $2.4 million of German marks, $2.0 million of Norwegian krone, $1.8 million of Spanish pesetas, and $1.1 million of Belgium francs) and to buy foreign currencies totaling $11.7 million ($4.9 million of Swiss francs, $4.5 million of Australian dollars, $2.2 million of British pounds, and $0.1 million of Swedish krona).



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

                 The Company has also been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at nine sites where the Company is alleged to have shipped manufacturing waste for recycling or disposal. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, federal, state, and/or local agencies at certain current or former Company facilities. Uncertainty as to (a) the extent to which the Company caused, if at all, the conditions being investigated, (b) the extent of environmental contamination and risks, (c) the applicability of changing and complex environmental laws, (d) the number and financial viability of other potentially responsible parties, (e) the stage of the investigation and/or remediation, (f) the unpredictability of investigation and/or remediation costs (including as to when they will be incurred), (g) applicable clean-up standards,(h) the remediation (if any) that will ultimately be required, and (i) available technology make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken.

                 Nevertheless, the Company continues to estimate the amounts of these future costs in periodically establishing reserves, based partly on progress made in determining the magnitude of such costs, experience gained from sites on which remediation is ongoing or has been completed, and the timing and extent of remedial actions required by the applicable governmental authorities. As of December 27, 1996, the Company estimated that the present value of the Company's future exposure for environmental related investigation and remediation expenditures, including operating and maintenance costs, ranged from approximately $31.1 million to $52.5 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 29 years at December 27, 1996. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore has accrued $31.1 million in estimated environmental costs at December 27, 1996. The Company believes that the amount accrued is adequate, but as the scope of its obligations becomes more clearly defined, the accrued amount may be modified and related charges against earnings may be made.

                 Although any ultimate liability arising from environmental related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company's financial condition, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental related events, management believes that the costs of these environmental related matters are not reasonably likely to have a material adverse effect on the financial condition of the Company.

                 The Company evaluates its liability for environmental related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement.

                 Claims for recovery of environmental investigation and remediation costs already incurred and to be incurred in the future have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites. The Company received certain settlements during 1995 and 1996 and has a $0.2 million receivable in Other Current Assets at December 27, 1996. Although the Company intends to aggressively pursue additional insurance recoveries from remaining defendants in that lawsuit, due to the uncertainty as to ultimate recoveries from third parties, the Company has neither recorded any asset nor reduced any liability in anticipation of recovery with respect to claims made against third parties.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         On January 16, 1997, the Company reported lower orders, sales, and profits for the first quarter of fiscal 1997 compared to the record highs achieved in all three categories in the first quarter of fiscal 1996. First-quarter orders of $347 million were 20% below the previous year's $436 million. Sales for the quarter of $322 million were down 8% from last year's $351 million. Backlog of $634 million was 13% below the year-ago's $725 million , but grew 3% from the prior year's fourth quarter. Net earnings for the first quarter were $12.8 million compared to $25.5 million in the year-ago quarter. Earnings per share of $.41 fell below 1996's first quarter of $.79 per share.

         The lower first-quarter results reflect the varying conditions prevailing in the diverse markets served by the Company's three core business segments. Orders and sales for two of the businesses, Health Care Systems and Instruments, rose over the prior year's first quarter. However, the gains were not enough to offset the soft demand for the Company's Semiconductor Equipment operations where bookings and shipments were sharply below the first quarter of 1996 due to an industry down cycle.

         Orders for Varian's Health Care Systems business increased 1% from the year-ago quarter, with a 13% rise in oncology products bookings offsetting the lower orders for X-ray tube products. Backlog was up 16% from last year's first quarter and rose 3% from the prior quarter to a record $351 million. Sales rose 4% from the prior year with the oncology side of the business accounting for all of the revenue increase, while operating margins declined modestly from the year-ago quarter due to lower X-ray tube margins. Orders for cancer therapy equipment improved in the U.S. market, extending a recovery which began in the prior quarter.

         Orders for the Instruments business rose 4% over the year-ago quarter to a record $134 million with nearly all product lines contributing to the gain. The higher bookings pushed backlog to a record $122 million, which was 3% ahead of the prior year and up 11% from the previous quarter. First-quarter sales of $122 million were up 8% from the year-ago period, with the higher shipments spread across all product categories, particularly in the analytical sector which grew at nearly a double-digit rate. Operating margins for the Instruments business improved from the year-ago quarter, again, with nearly all product lines contributing to the advance.

         In contrast to its other two segments, the Company's Semiconductor Equipment business had a difficult quarter because of the industry slowdown in demand for chip-making equipment. First-quarter orders for this segment of $106 million dropped 50% from the year-ago period, but rose 29% from the prior quarter. The slow-down in demand was apparent in both the ion implantation and thin film coating product lines. However, orders for customer support products rose, as is typical in a downturn when the equipment is run harder than normal. Backlog was off 36% from fiscal 1996's first quarter, but just 2% below the level of the prior quarter. Semiconductor Equipment sales of $101 million were down 30% from the prior year's first quarter, with the ion implant sector accounting for the decline while thin film products shipments rose modestly. Because of the lower shipments, operating margins for these activities were well below the year-ago level; however, margins remained in double-digits.



FINANCIAL CONDITION

         The Company's financial condition remained strong during the first quarter of fiscal 1997. Operating activities provided cash of $7.3 million in the first quarter of fiscal 1997 and used $48.7 million in the same period last year. Investing activities used $38.8 million in the first quarter of fiscal 1997, $25.3 million for the purchase of a business and $15.5 million for the purchase of property, plant and equipment. Investing activities in the same period last year used $15.6 million of which $14.6 million was used for the purchase of property, plant and equipment. Financing activities in the first quarter of fiscal 1997 provided $23.9 million, which included $25.0 million in long- term borrowing. Financing activities provided $13.2 million in the first quarter of fiscal 1996. Total debt as a percentage of total capital increased to 18.02% at the end of the first quarter of fiscal 1997 as compared with 12.13% at fiscal year end, 1996. The ratio of current assets to current liabilities increased to 1.69 to 1 at December 27, 1996, from 1.65 to 1 at fiscal year end, 1996. The Company has available $50 million in unused committed lines of credit.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of Varian Associates, Inc.:

We have reviewed the consolidated balance sheet of Varian Associates, Inc. and subsidiary companies as of December 27, 1996 and the related consolidated statements of earnings and the condensed consolidated statements of cash flows for the quarters ended December 27, 1996 and December 29, 1995. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the aforementioned financial statements for them to be in conformity with generally accepted accounting principles.


                                          /s/ Coopers & Lybrand   L.L.P.
                                              ---------------------------------
                                              COOPERS & LYBRAND  L.L.P.


San Jose, California
January 15, 1997

PART II.  OTHER INFORMATION



 Item 6          Exhibits and Reports on Form 8-K

(a)  Exhibits:


             Exhibit 11      Computation of Earnings Per Share.

             Exhibit 15      Letter Regarding Unaudited Interim Financial
                             Information.

             Exhibit 27      Financial Data Schedule  (EDGAR filing only)


(b)  Reports on Form 8-K:

             There were no reports on Form 8-K filed for the first quarter ended December 27, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     VARIAN ASSOCIATES, INC.
                                 -----------------------------------
                                           Registrant


                                        February 6, 1997
                                 -----------------------------------
                                              Date


                                         /s/ Wayne P. Somrak
                                 -----------------------------------
                                             Wayne P. Somrak
                                       Vice President and Controller
                                      (Chief Accounting Officer)

                               INDEX OF EXHIBITS


Exhibit
Number



11        Computation of Earnings Per Share


15        Letter Regarding Unaudited Interim Financial Information


27        Financial Data Schedule  (EDGAR filing only)