Form 10-Q
period 1997-03-28
VARIAN ASSOCIATES INC /DE/
filed 1997-05-12
CIK 203527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(MARK ONE)


    [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1997

                                       OR

    [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM            TO
                                                ----------    ----------


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


An index of exhibits filed with this Form 10-Q is located on page 17.


Number of shares of Common Stock, par value $1 per share, outstanding as of the close of business on April 25, 1997: 30,462,000 shares.

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                    UNAUDITED

                                            SECOND QUARTER ENDED              SIX MONTHS ENDED
---------------------------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS                     MARCH 28,       MARCH 29,       MARCH 28,       MARCH 29,
   EXCEPT PER SHARE AMOUNTS)                1997            1996            1997            1996
---------------------------------------------------------------------------------------------------
SALES                                     $ 338,187       $ 417,603       $ 660,146       $ 768,850
                                          ---------       ---------       ---------       ---------
OPERATING COSTS AND EXPENSES
  Cost of sales                             214,266         263,382         424,326         481,497
  Research and development                   29,200          27,278          55,582          51,795
  Marketing                                  48,684          51,016          97,482          97,740
  General and administrative                 17,973          23,275          33,868          46,480
                                          ---------       ---------       ---------       ---------
  Total Operating Costs and Expenses        310,123         364,951         611,258         677,512
                                          ---------       ---------       ---------       ---------
OPERATING EARNINGS                           28,064          52,652          48,888          91,338

  Interest expense                           (1,945)         (2,069)         (3,765)         (3,331)
  Interest income                               560           1,014           1,287           3,496
                                          ---------       ---------       ---------       ---------

 EARNINGS BEFORE TAXES                       26,679          51,597          46,410          91,503
  Taxes on earnings                           9,330          18,570          16,240          32,940
                                          =========       =========       =========       =========
NET EARNINGS                              $  17,349       $  33,027       $  30,170       $  58,563
                                          =========       =========       =========       =========

AVERAGE SHARES OUTSTANDING INCLUDING
   COMMON STOCK EQUIVALENTS                  31,590          32,169          31,669          32,227
                                          =========       =========       =========       =========


NET EARNINGS PER SHARE                    $    0.55       $    1.03       $    0.95       $    1.82
                                          =========       =========       =========       =========



---------------------------------------------------------------------------------------------------
Dividends Declared Per Share              $    0.09       $    0.08       $    0.17       $    0.15

Order Backlog                                                             $ 630,949       $ 716,172
---------------------------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS



---------------------------------------------------------------------------------------------------------
                                                                             MARCH 28,      SEPTEMBER 27,
                                                                               1997             1996
(DOLLARS IN THOUSANDS EXCEPT PAR VALUES)                                    (UNAUDITED)
---------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                 $    85,894       $    82,675
  Accounts receivable                                                           343,973           380,330
  Inventories
    Raw materials and parts                                                     122,064           112,322
    Work in process                                                              55,798            53,682
    Finished goods                                                               34,548            23,878
                                                                            -----------       -----------
     Total inventories                                                          212,410           189,882
  Other current assets                                                           91,739            91,010
                                                                            -----------       -----------
    TOTAL CURRENT ASSETS                                                        734,016           743,897
                                                                            -----------       -----------

Property, Plant, and Equipment                                                  486,803           473,852
  Accumulated depreciation and amortization                                    (277,357)         (261,766)
                                                                            -----------       -----------
    NET PROPERTY, PLANT, AND EQUIPMENT                                          209,446           212,086
                                                                            -----------       -----------

Other Assets                                                                     97,315            62,938
                                                                            ===========       ===========
    TOTAL ASSETS                                                            $ 1,040,777       $ 1,018,921
                                                                            ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                                             $    44,036       $     4,362
  Accounts payable - trade                                                       74,247            75,745
  Accrued expenses                                                              225,719           264,565
  Product warranty                                                               46,219            49,251
  Advance payments from customers                                                59,225            56,071
                                                                            -----------       -----------
    TOTAL CURRENT LIABILITIES                                                   449,446           449,994

Long-Term Accrued Expenses                                                       34,823            29,007
Long-Term Debt                                                                   79,186            60,258
Deferred Taxes                                                                   12,083            11,753
                                                                            -----------       -----------
    TOTAL LIABILITIES                                                           575,538           551,012
                                                                            -----------       -----------

STOCKHOLDERS' EQUITY
  Preferred stock
    Authorized 1,000,000 shares, par value $1, issued none                           --                --
  Common stock
    Authorized 99,000,000 shares, par value $1, issued and outstanding
    30,493,000 shares at March 28, 1997 and 30,646,000 shares at
    September 27, 1996                                                           30,493            30,646
  Retained earnings                                                             434,746           437,263
                                                                            -----------       -----------
    TOTAL STOCKHOLDERS' EQUITY                                                  465,239           467,909
                                                                            -----------       -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 1,040,777       $ 1,018,921
                                                                            ===========       ===========


See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                         FOR THE SIX MONTHS ENDED
--------------------------------------------------------------------------------------------------
                                                                        MARCH 28,       MARCH 29,
(DOLLARS IN THOUSANDS)                                                    1997            1996
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
               Net Cash Provided/(Used) by Operating Activities          $ 22,266       $ (26,751)
                                                                         --------       ---------

INVESTING ACTIVITIES
      Purchase of property, plant, and equipment                          (25,640)        (34,730)
      Purchase of businesses, net of cash acquired                        (25,697)             --
      Other, net                                                            1,044          (3,490)
                                                                         --------       ---------
               Net Cash Used by Investing Activities                      (50,293)        (38,220)
                                                                         --------       ---------

FINANCING ACTIVITIES
      Net borrowings on short-term obligations                             33,673          54,363
      Proceeds from long-term borrowings                                   25,000              --
      Proceeds from common stock issued to employees                       17,456          17,166
      Purchase of common stock                                            (45,093)        (38,259)
      Other, net                                                           (5,274)         (4,434)
                                                                         --------       ---------
               Net Cash Provided by Financing Activities                   25,762          28,836
                                                                         --------       ---------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                    5,484           1,171
                                                                         --------       ---------
               Net Increase/(Decrease) in Cash and Cash Equivalents         3,219         (34,964)

               Cash and Cash Equivalents at Beginning of Period            82,675         122,728
                                                                         --------       ---------
               Cash and Cash Equivalents at End of Period                $ 85,894       $  87,764
                                                                         ========       =========
















See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                              (Dollars in Millions)


NOTE 1: The consolidated financial statements include the accounts of Varian Associates, Inc. and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The year ended September 27, 1996 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Form 10-K annual report. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the second quarter and six months ended March 28, 1997, are not necessarily indicative of the results to be expected for a full year or for any other periods.


NOTE 2: Inventories are valued at the lower of cost or market (net realizable value) using the last-in, first-out (LIFO) cost for the U.S. inventories of the Health Care Systems (except for X-ray Tube Products), Instruments, and Semiconductor Equipment segments. All other inventories are valued principally at average cost. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $47.1 at March 28, 1997, and $46.8 at September 27, 1996.


NOTE 3: The Company enters into forward exchange contracts to mitigate the effects of operational (sales orders and purchase commitments) and balance sheet exposures to fluctuations in foreign currency exchange rates. When the Company's foreign exchange contracts hedge operational exposure, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenue and expenses are recognized. When foreign exchange contracts hedge balance sheet exposure, such effects are recognized in income when the exchange rate changes. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these instruments do not subject the Company to risk that would otherwise result from changes in currency exchange rates. At March 28, 1997, the Company had forward exchange contracts with maturities of twelve months or less to sell foreign currencies totaling $81.9 million ($25.0 million of Japanese yen, $14.8 million of French francs, $12.5 million of Canadian dollars, $9.2 million of German marks, $4.3 million of British pounds, $4.1 million of Dutch gilders, $3.7 million of Italian lira, $2.4 million of Taiwan dollars, $2.0 million of Norwegian krone, $1.3 million of Spanish pesetas, $1.1 million of Belgium francs, $1.0 million of Portuguese escudos and $0.5 million of Austrian schillings,) and to buy foreign currencies totaling $6.6 million ($2.7 million of Swiss francs, $1.9 million of Japanese yen, $1.4 million of Dutch gilders, and $0.6 million of Australian dollars).


NOTE 4: In February 1990, a purported class action was brought by Panache Broadcasting of Pennsylvania, Inc. on behalf of all purchasers of electron tubes in the U.S. against the Company and a joint-venture partner, alleging that the activities of their joint venture in the power-grid tube industry violated antitrust laws. The complaint seeks injunctive relief and unspecified damages, which may be trebled under the antitrust laws. In February 1993, the U.S. District Court in Chicago granted in part and denied in part the Company's motion to dismiss the complaint. Panache Broadcasting filed an amended complaint in March 1993. In October 1995, the Court affirmed a federal Magistrate's recommendation to grant in part and deny in part the Company's motion to dismiss the amended complaint. Also in October 1995, the Magistrate recommended denial of plaintiff's request to certify the purported class and recommended certification of a different and narrower class than that defined by plaintiff. The Company is appealing that proposed class certification to the District Court, and management believes that the Company has meritorious defenses to the Panache lawsuit.

          In addition to the above-referenced matter, the Company is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of the above litigation (including the Panache lawsuit) will not have a material adverse effect on the consolidated financial statements of the Company.

          The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites where the Company is alleged to have shipped manufacturing waste for recycling or disposal. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, federal, state and/or local agencies at certain current or former Company facilities (including facilities disposed of in connection with the Company's sale of its Electron Devices business during 1995).

          For certain of these facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of March 28, 1997, the Company nonetheless estimated that the Company's future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $8.8 million to $30.4 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 29 years as of March 28, 1997. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $8.8 million in estimated environmental costs as of March 28, 1997. The amount accrued has not been discounted to present value.

          As to other facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of March 28, 1997, the Company estimated that the Company's future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $63.1 million to $96.1 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 29 years as of March 28, 1997. As to each of these sites, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totalled $67.5 million at March 28, 1997. The Company accordingly accrued $29.3 million, which represents this best estimate of the future costs discounted at 4%, net of inflation. This reserve is in addition to the $8.8 million described above.

          The foregoing amounts are only estimates of anticipated future environmental related costs, and the amounts actually spent in the years indicated may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites where the Company is undertaking such investigation and remediation activities. The Company believes that most of these cost ranges will narrow as investigation and remediation activities progress.

          The Company believes that its reserves are adequate, but as the scope of its obligations becomes more clearly defined, these reserves may be modified and related charges against earnings may be made. Although any ultimate liability arising from environmental related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company's financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental related events, the Company's management believes that the costs of these environmental related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company.

          The Company evaluates its liability for environmental related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites. The Company received certain cash settlements during 1995 and 1996 from defendants in that lawsuit, and has a $0.5 million receivable in Other Current Assets at March 28, 1997. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental related expenditures, and the Company has accordingly recorded a $6.2 million receivable in Other Assets at March 28, 1997. Although the Company intends to aggressively pursue additional insurance recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.


NOTE 5: In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share". SFAS 128 is effective for the Company's fiscal year 1998. SFAS 128 requires a revised presentation and calculation of Earnings per Share and that prior periods be restated to conform to that revised presentation and calculation. Early adoption of SFAS 128 is not permitted. The impact of its implementation on the consolidated financial statements of the Company has not yet been determined.

NOTE 6: Certain prior year balances have been reclassified to conform with the current year financial statement presentation. This reclassification has no effect on net income.


NOTE 7: On May 7, 1997, the Company entered into a definitive agreement to sell its Thin Film Systems business to Novellus Systems, Inc. for $150 million in cash, subject to regulatory approval. A gain is expected to result from this sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         On April 17, 1997, the Company reported lower orders, sales, and net earnings for the second quarter of fiscal 1997, compared to the year-ago's second quarter performance. Earnings per share of $.55 also fell below the previous year's $1.03 per share. Net earnings for the second quarter were $17.4 million compared to the prior year's $33.0 million. Second-quarter orders of $376 million were down 13% from the $430 million in the year-ago quarter. Sales of $338 million in the second quarter rose 5% from the first quarter, but were off 19% from last year's $418 million. Backlog of $631 million remained virtually flat with the first quarter, but was well below the year-ago's $716 million. Net earnings for the first six months of fiscal 1997 were $30.2 million, down 48% from the $58.6 million of 1996's first half. Earnings per share of $.95 for the first six months of fiscal 1997 were also 48% below last year's $1.82 per share. Orders of $723 million were 17% below last year's $866 million. First-half sales of $660 million were also below the year-ago's $769 million. While the lower first-half results primarily reflect an expected worldwide slowdown in demand for semiconductor manufacturing equipment, they were also affected by a brief strike at an Australian instrument factory, some shipment stretch-outs in the health care sector, and the strong U.S. dollar, which together had a negative effect on results.

         First-half orders of $217 million for the Company's Semiconductor Equipment business were off 48% from the prior year's first six months, although second-quarter bookings improved over the first quarter's. Year-to-date second quarter sales of $200 million also declined from the year-ago's $325 million. Backlog of $202 million, while off sharply from the prior year's $324 million, increased sequentially from the previous quarter. The revenue decline resulted in reduced operating profits for this business for both the quarter and the half, compared to 1996. However, second-quarter operating profit improved over the year's first period and remained in the double-digit range.

         Year to date orders for the Company's Health Care Systems business rose to $230 million, with second-quarter bookings up 12% over the first period. A recovery in the X-ray tube sector accounted for most of the sequential improvement. First-half bookings in the Oncology Systems sector rose at a double-digit pace. Sales for the first half of fiscal 1997 totaled $205 million, down 3% from last year's first six months. Second-quarter shipments, although up 10% sequentially at $107 million, were off 8% from the year-ago quarter. Backlog rose $36 million over 1996 to $334 million. Operating margins for this business declined significantly from 1996 levels during the quarter and first six months, with both product sectors contributing to the decline. Lower revenue was the principal factor in the margin decline. Second quarter margins improved sequentially over the prior quarter.

         Instruments business orders for the first half of fiscal 1997 rose to $263 million, due to record second-quarter bookings of $129 million. Second-quarter sales also achieved a new record at $131 million, climbing 11% over the year-ago quarter.

Year-to-date sales of $253 million rose 10% over the same period last year. Backlog of $121 million was flat with the year-ago level. Operating margins for this business rose for both the second quarter and the year-to-date as compared to the same periods last year. Most of the Company's instrument product lines contributed to the higher orders, sales, and earnings, as did its Tempe Electronics Center contract manufacturing operation.

FINANCIAL CONDITION

         The Company's financial condition remained strong during the first six months of fiscal 1997. Operating activities provided cash of $22.3 million in the first-half of fiscal 1997 and used $26.8 million in the same period last year. Investing activities during the first six months of fiscal 1997 used $50.3 million, $25.7 million for the purchase of a business and $25.6 million for the purchase of property, plant and equipment. Investing activities in the same period last year used $38.2 million of which $34.7 million was used for the purchase of property, plant and equipment. Financing activities in the first-half of fiscal 1997 provided $25.8 million, which included $25.0 million in long-term borrowing. Financing activities provided $28.8 million in the first six months of fiscal 1996. Total debt as a percentage of total capital increased to 20.94% at the end of the second quarter of fiscal 1997 as compared with 12.13% at fiscal year end, 1996. The ratio of current assets to current liabilities was 1.63 to 1 at March 28, 1997, compared to
1.65 to 1 at fiscal year end, 1996. The Company has available $50 million in unused committed lines of credit.

         On May 7, 1997, the Company entered into a definitive agreement to sell its Thin Film Systems business to Novellus Systems, Inc. for $150 million in cash, subject to regulatory approval. A gain is expected to result from this sale.

         The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites where the Company is alleged to have shipped manufacturing waste for recycling or disposal. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, federal, state and/or local agencies at certain current or former Company facilities (including facilities disposed of in connection with the Company's sale of its Electron Devices business during 1995).

         For certain of these facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of March 28, 1997, the Company nonetheless estimated that the Company's future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $8.8 million to $30.4 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 29 years as of March 28, 1997. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $8.8 million in estimated environmental costs as of March 28, 1997. The amount accrued has not been discounted to present value.

         As to other facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of March 28, 1997, the Company estimated that the Company's future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $63.1 million to $96.1 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 29 years as of March 28, 1997. As to each of these sites, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totalled $67.5 million at March 28, 1997. The Company accordingly accrued $29.3 million, which represents this best estimate of the future costs discounted at 4%, net of inflation. This reserve is in addition to the $8.8 million described above.

         The foregoing amounts are only estimates of anticipated future environmental related costs, and the amounts actually spent in the years indicated may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites where the Company is undertaking such investigation and remediation activities. The Company believes that most of these cost ranges will narrow as investigation and remediation activities progress.

         The Company believes that its reserves are adequate, but as the scope of its obligations becomes more clearly defined, these reserves may be modified and related charges against earnings may be made. Although any ultimate liability arising from environmental related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company's financial condition, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental related events, the Company's management believes that the costs of these environmental related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company.

         The Company evaluates its liability for environmental related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites. The Company received certain cash settlements during 1995 and 1996 from defendants in that lawsuit, and has a $0.5 million receivable in Other Current Assets at March 28, 1997. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental related expenditures, and the Company has accordingly recorded a $6.2 million receivable in Other Assets at March 28, 1997. Although the Company intends to aggressively pursue additional insurance recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of Varian Associates, Inc.:

We have reviewed the consolidated balance sheet of Varian Associates, Inc. and subsidiary companies as of March 28, 1997, and the related consolidated statements of earnings for the quarters and semi-annual periods ended March 28, 1997 and March 29, 1996, and the condensed consolidated statements of cash flows for the semi-annual periods ended March 28, 1997 and March 29, 1996. These financial statements are the responsibility of the Company's management.

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


San Jose, California
May 8, 1997

PART II.  OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on February 20, 1997, the stockholders of the Company voted on the election of five directors to the Company's Board of Directors for three-year terms. The voting on each such nominee for director was as follows:

                                Votes        Votes                     Broker
Nominee                          For       Withheld    Abstentions   Nonvotes(1)
-------                       ----------   --------    -----------   -----------
Ruth M. Davis                 25,781,936    188,200         0
David W. Martin, Jr.          25,795,560    174,756         0
J. Tracy O'Rourke             25,796,380    173,756         0
Jon D. Tompkins               25,779,075    191,061         0
Richard W. Vieser             25,784,980    185,156         0


(1) Pursuant to the Rules of the New York Stock Exchange, this election of directors constituted a routine matter, and therefore brokers were permitted to vote without receipt of instructions from clients.




 Item 6           Exhibits and Reports on Form 8-K
-------           --------------------------------

(a)  Exhibits:

         Exhibit 11    Computation of Earnings Per Share.

         Exhibit 15    Letter Regarding Unaudited Interim Financial Information.

         Exhibit 27    Financial Data Schedule (EDGAR filing only).


(b)  Reports on Form 8-K:

         There were no reports on Form 8-K filed for the second quarter ended March 28, 1997.

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


                                            VARIAN ASSOCIATES, INC.
                                         -----------------------------
                                                 Registrant


                                                   May 9, 1997
                                         -----------------------------
                                                      Date


                                              /s/ Wayne P. Somrak
                                         -----------------------------
                                                  Wayne P. Somrak
                                         Vice President and Controller
                                          (Chief Accounting Officer)

                                INDEX OF EXHIBITS


Exhibit
Number
------
  11      Computation of Earnings Per Share

  15      Letter Regarding Unaudited Interim Financial Information

  27      Financial Data Schedule (EDGAR filing only)