Form 10-Q
period 1997-06-27
VARIAN ASSOCIATES INC /DE/
filed 1997-08-11
CIK 203527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)


    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 27, 1997


                                   OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____

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

                       Telephone No., including area code:
                                 (650) 493-4000





        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES [X]  NO [ ]





        An index of exhibits filed with this Form 10-Q is located on page 18.


        Number of shares of Common Stock, par value $1 per share, outstanding as of the close of business on July 25, 1997: 30,235,000 shares.

                          PART 1. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                    UNAUDITED

                                                       THIRD QUARTER ENDED                    NINE MONTHS ENDED
----------------------------------------------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS                               JUNE 27,           JUNE 28,          JUNE 27,          JUNE 28,
   EXCEPT PER SHARE AMOUNTS)                          1997               1996              1997              1996
----------------------------------------------------------------------------------------------------------------------
SALES                                            $     359,903       $   417,098       $  1,020,049     $   1,185,948
                                                  -------------       -----------       ------------     -------------
Operating Costs and Expenses
  Cost of sales                                        227,507           260,035            651,833           741,532
  Research and development                              29,366            28,052             84,948            79,847
  Marketing                                             51,710            51,053            149,192           148,793
  General and administrative                            20,301            24,489             54,169            70,969
                                                  -------------       -----------       ------------     -------------
  Total Operating Costs and Expenses                   328,884           363,629            940,142         1,041,141
                                                  -------------       -----------       ------------     -------------
OPERATING EARNINGS                                      31,019            53,469             79,907           144,807

  Interest expense                                      (2,307)           (1,602)            (6,072)           (4,933)
  Interest income                                          921               722              2,208             4,218
 Gain on Sale of Thin Film Systems                      51,039                 -             51,039
                                                  -------------       -----------       ------------     -------------

   EARNINGS BEFORE TAXES                                80,672            52,589            127,082           144,092
   Taxes on earnings                                    28,240            18,210             44,480            51,150

                                                  =============       ===========       ============     =============
NET EARNINGS                                     $      52,432       $    34,379       $     82,602     $      92,942
                                                  =============       ===========       ============     =============

Average Shares Outstanding Including
   Common Stock Equivalents                             31,321            32,222             31,537            32,233
                                                  =============       ===========       ============     =============


NET EARNINGS PER SHARE                           $        1.67       $      1.07       $       2.62     $        2.88
                                                  =============       ===========       ============     =============



Dividends Declared Per Share                     $        0.09       $      0.08       $       0.26     $        0.23

Order Backlog                                                                              $583,200          $645,694




See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS



                                                                          June 27,      September 27,
                                                                            1997            1996
(Dollars in thousands except par values)                                 (Unaudited)
                                                                         -----------    -----------

ASSETS
Current Assets
  Cash and cash equivalents                                              $   174,712    $    82,675
  Accounts receivable                                                        350,429        380,330
  Inventories
    Raw materials and parts                                                   93,576        112,322
    Work in process                                                           44,810         53,682
    Finished goods                                                            43,067         23,878
                                                                         -----------    -----------
     Total inventories                                                       181,453        189,882
  Other current assets                                                        96,531         91,010
                                                                         -----------    -----------
    Total Current Assets                                                     803,125        743,897
                                                                         -----------    -----------

Property, Plant, and Equipment                                               453,709        473,852
  Accumulated depreciation and amortization                                 (261,880)      (261,766)
                                                                         -----------    -----------
    Net Property, Plant, and Equipment                                       191,829        212,086
                                                                         -----------    -----------

Other Assets                                                                  97,576         62,938
                                                                         -----------    -----------
    TOTAL ASSETS                                                         $ 1,092,530    $ 1,018,921
                                                                         ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable                                                          $    19,530    $     4,362
  Accounts payable - trade                                                    74,603         75,745
  Accrued expenses                                                           288,492        264,565
  Product warranty                                                            36,462         49,251
  Advance payments from customers                                             53,319         56,071
                                                                         -----------    -----------
    Total Current Liabilities                                                472,406        449,994
Long-Term Accrued Expenses                                                    35,087         29,007
Long-Term Debt                                                                73,186         60,258
Deferred Taxes                                                                12,127         11,753
                                                                         -----------    -----------
    Total Liabilities                                                        592,806        551,012
                                                                         -----------    -----------

Stockholders' Equity
  Preferred stock
    Authorized 1,000,000 shares, par value $1, issued none                       -              -
  Common stock
    Authorized 99,000,000 shares, par value $1, issued and outstanding
    30,222,000 shares at June 27, 1997 and 30,646,000 shares at
    September 27, 1996                                                        30,222         30,646
  Retained earnings                                                          469,502        437,263
                                                                         -----------    -----------
    Total Stockholders' Equity                                               499,724        467,909
                                                                         -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 1,092,530    $ 1,018,921
                                                                         ===========    ===========


See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                           For the Nine Months Ended
                                                                          June 27,           June 28,
(Dollars in thousands)                                                      1997               1996
                                                                          ----------         ----------
OPERATING ACTIVITIES
               Net Cash Provided by Operating Activities                   $ 47,622           $ 35,692
                                                                          ----------         ----------
INVESTING ACTIVITIES
      Proceeds from the sale of Thin Film Systems                           145,500              -
      Purchase of property, plant, and equipment                            (39,743)           (49,193)
      Purchase of businesses, net of cash acquired                          (36,602)            (2,550)
      Other, net                                                             (6,243)            (3,674)
                                                                          ----------         ----------
               Net Cash Provided/(Used) by Investing Activities              62,912            (55,417)
                                                                          ----------         ----------
FINANCING ACTIVITIES
      Net borrowings on short-term obligations                                3,167             47,706
      Proceeds from long-term borrowings                                     25,000              -
      Proceeds from common stock issued to employees                         22,577             26,528
      Purchase of common stock                                              (65,430)           (54,733)
      Other, net                                                             (8,005)            (7,236)
                                                                          ----------         ----------
               Net Cash (Used)/Provided by Financing Activities             (22,691)            12,265
                                                                          ----------         ----------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                      4,194              1,797
                                                                          ----------         ----------
               Net Increase/(Decrease) in Cash and Cash Equivalents          92,037             (5,663)

               Cash and Cash Equivalents at Beginning of Period              82,675            122,728
                                                                          ----------         ----------
               Cash and Cash Equivalents at End of Period                  $174,712           $117,065
                                                                          ==========         ==========

                Varian Associates, Inc. and Subsidiary Companies

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited


NOTE 1: The consolidated financial statements include the accounts of Varian Associates, Inc. and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The year ended September 27, 1996 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Form 10-K annual report. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the third quarter and nine months ended June 27, 1997, are not necessarily indicative of the results to be expected for a full year or for any other periods.


NOTE 2: Inventories are valued at the lower of cost or market (net realizable value) using the last-in, first-out (LIFO) cost for the U.S. inventories of the Health Care Systems (except for X-ray Tube Products), Instruments, and Semiconductor Equipment segments. All other inventories are valued principally at average cost. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $47.8 million at June 27, 1997, and $46.8 million at September 27, 1996.


NOTE 3: The Company enters into forward exchange contracts to mitigate the effects of operational (sales orders and purchase commitments) and balance sheet exposures to fluctuations in foreign currency exchange rates. When the Company's foreign exchange contracts hedge operational exposure, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenue and expenses are recognized. When foreign exchange contracts hedge balance sheet exposure, such effects are recognized in income when the exchange rate changes. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these instruments do not subject the Company to risk that would otherwise result from changes in currency exchange rates. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments also are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Any deferred gains or losses are included in accrued expenses in the balance sheet. If a hedging instrument is sold or terminated prior to maturity, gains and losses continue to be deferred until the hedged item is recognized in income. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. At June 27, 1997, the Company had forward exchange contracts with maturities of twelve months or less to sell foreign currencies totaling $87.1 million ($18.0 million of Japanese yen, $17.8 million of French francs, $11.5 million of Canadian dollars, $9.5 million of British pounds, $8.5 million of Italian lira, $7.3 million of German marks, $3.0 million of Portuguese escudos, $2.3 million of Finnish marks, $2.3 million of Taiwan dollars, $2.0 million of Norwegian krone, $1.9 million of Dutch gilders, $1.5 million of Spanish pesetas, $1.0 million of Belgium francs, and $0.5 million of Swedish krona) and to buy foreign currencies totaling $22.0 million ($9.2 million of German marks, $8.7 million of British pounds, $1.6 million of Australian dollars, $1.3 million of Canadian dollars, $0.9 million of Italian lira, $0.2 million of Swiss francs, and $0.1 million of Japanese yen).


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

          The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites where the Company is alleged to have shipped manufacturing waste for recycling or disposal. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, federal, state and/or local agencies at certain current or former Company facilities (including facilities disposed of in connection with the Company's sale of its Electron Devices business during 1995, and the sale of the Company's Thin Film Systems operations during 1997).

          For certain of these facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of June 27, 1997, the Company nonetheless estimated that the Company's future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $7.9 million to $29.5 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 29 years as of June 27, 1997. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $7.9 million in estimated environmental costs as of June 27, 1997. The amount accrued has not been discounted to present value.

          As to other facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of June 27, 1997, the Company estimated that the Company's future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $62.6 million to $95.6 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 29 years as of June 27, 1997. As to each of these sites, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $67.0 million at June 27, 1997. The Company accordingly accrued $30.3 million, which represents this best estimate of the future costs discounted at 4%, net of inflation. This reserve is in addition to the $7.9 million described above.

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

          The Company evaluates its liability for environmental related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites. The Company received certain cash settlements during 1995 and 1996 from defendants in that lawsuit, and has a $0.5 million receivable in Other Current Assets at June 27, 1997. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental related expenditures, and the Company therefore has a $6.2 million receivable in Other Assets at June 27, 1997. Although the Company intends to aggressively pursue additional insurance recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

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

          In February 1997, the Financial Accounting Standards Board issued SFAS 129, "Disclosure of Information about Capital Structure". SFAS 129 requires disclosure about an entity's capital structure and contains no change in disclosure requirements for entities that were subject to the previously existing requirements. SFAS 129 is effective for the Company's fiscal year 1998. Its adoption will not have a material effect on the financial statements of the Company.

          In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It is effective for the Company's fiscal year 1999. The impact of its implementation on the consolidated financial statements of the Company has not yet been determined

          In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. It is effective for the Company's fiscal year 1999. The Company will be studying the implications of the Statement, but the impact of its implementation on the financial statements of the Company has not yet been determined.


NOTE 6: Certain prior year balances have been reclassified to conform with the current year financial statement presentation. This reclassification has no effect on net income.


NOTE 7: On June 20, 1997, the Company completed the sale of its Thin Film Systems operations (a product line of the Semiconductor Equipment segment). Total proceeds received from the sale were $145.5 million in cash. A $51.5 million reserve was recorded to cover, among other items, retained liabilities, transaction costs, employee terminations, facilities separation costs, indemnification obligations, litigation expenses, and other contingencies. The gain on the sale was $33.2 million (net of income taxes of $17.8 million).

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         On July 17, 1997, the Company reported higher third-quarter orders and earnings on lower sales compared to the third quarter last year. The Company's orders of $354 million rose 1% over the prior year. However, orders were up 7% after adjusting for the June sale of its Thin Film Systems (TFS) semiconductor equipment business unit. Third-quarter sales of $360 million declined 14% from the year-ago period, and were down 7% after adjusting for the TFS divestiture. Sales rose 11% from the previous three months on a TFS-adjusted basis. Backlog of $583 million was below the previous year's $646 million, but increased $17 million on a TFS-adjusted basis.
         Net earnings totaled $52.4 million for the third quarter, up 52% from $34.4 million in the third quarter of fiscal 1996. Earnings per share for the third quarter rose 56% to $1.67 from the prior year's $1.07. Net earnings for the first nine months of fiscal 1997 were $82.6 million compared to the year-ago's $92.9 million. Earnings per share of $2.62 for the first nine months of fiscal 1997 fell below the $2.88 per share earned in the same period last year. Third quarter and year-to-date earnings include a $33.2 million gain on the TFS sale, an earnings per share of $1.06 for the quarter and $1.05 for the nine months. The earnings figures also include a $3.0 million ($.10/share) loss in the third quarter and a $4.0 million ($.14/share) loss for the nine months from the TFS business.
         Year to date orders of $1.077 billion declined 11% from the prior year, and 6% after adjusting for the TFS divestiture. Sales of $1.020 billion were 14% below the year-ago's first nine months, and declined 11% on a TFS-adjusted basis.
         The third quarter's results clearly reflect the mixed conditions in the Company's diverse portfolio of businesses. The Instruments business operations turned in record orders and sales. However, the Health Care Systems business continued to contend with difficult market conditions, leading to flat orders and lower sales and profits for that segment in the quarter. All three of the Company's core businesses posted sequential sales gains over the second quarter. The improvement was substantial for the Ion Implant Systems unit of Varian's Semiconductor Equipment business which has been battling a year-long industry down cycle.
         Health Care Systems orders for the first nine months totaled $339 million, up 2% from the 1996 period, with higher bookings in the Oncology Systems unit offsetting lower orders in the X-ray Tube Products unit. Year-to-date sales of $315 million were down 4% from the prior year, largely reflecting the combined effects of soft X-ray tube demand and customer-extended capital equipment deliveries. Sequentially, sales for the third quarter were up 2% over the second quarter. Third quarter backlog rose over the prior year by $44 million to $330 million. Operating margins were below the prior year's level for both the third quarter and nine-month periods due primarily to the decline in revenue. However, margins improved sequentially and remained in the double-digit range
         Orders for the Company's Instruments business reached a record $143 million in the third quarter and climbed to $406 million for the first nine months. Sales also set a third-quarter record at $133 million, with year-to-date revenues up 10% to $386 million.

Backlog also reached a new high at $128 million. Nearly all product lines in this segment contributed to the higher orders and sales, as well as to improved operating margins.
         Orders for the Company's Semiconductor Equipment business totaled $109 million in the third quarter, down 16% from the year-ago period and 4% below the prior quarter. Orders were essentially flat with the year-ago quarter and increased 3% over the second quarter of 1997 after adjusting for the sale of the Company's TFS unit. Nine-month orders of $327 million were off 40% from 1996 reflecting the effects of the equipment industry downturn. After the TFS sale adjustment, year-to-date bookings for the segment were off 35% from the 1996 period. Sales were $117 million for the third quarter, down 34% from 1996 and down 24% after the TFS adjustment. Third-quarter sales for this business grew 18% over the second quarter and rose 39% on a TFS-adjusted basis. Sales for the year to date of $317 million fell below the year-ago's $503 million. On a TFS-adjusted basis, year to date sales of $237 million fell below the year ago's $378 million. Operating margins were down from 1996 levels for both the quarter and the nine month periods and were down on a TFS-adjusted basis for the same periods. However, operating margins for this business remained in the double-digit range despite the industry downturn, both before and after adjusting for the TFS sale.
         In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share". SFAS 128 is effective for the Company's fiscal year 1998. SFAS 128 requires a revised presentation and calculation of Earnings per Share and that prior periods be restated to conform to that revised presentation and calculation. Early adoption of SFAS 128 is not permitted. The impact of its implementation on the consolidated financial statements of the Company has not yet been determined.
         In February 1997, the Financial Accounting Standards Board issued SFAS 129, "Disclosure of Information about Capital Structure". SFAS 129 requires disclosure about an entity's capital structure and contains no change in disclosure requirements for entities that were subject to the previously existing requirements. SFAS 129 is effective for the Company's fiscal year 1998. Its adoption will not have a material effect on the financial statements of the Company.
         In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It is effective for the Company's fiscal year 1999. The impact of its implementation on the consolidated financial statements of the Company has not yet been determined.
         In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. It is effective for the Company's fiscal year 1999. The Company will be studying the implications of the Statement, but the impact of its implementation on the financial statements of the Company has not yet been determined.

FINANCIAL CONDITION
         The Company's financial condition remained strong during the first nine months of fiscal 1997. Operating activities provided cash of $47.6 million in the first nine months of fiscal 1997 and provided $35.7 million in the same period last year. Investing activities during the nine months of fiscal 1997 provided $62.9 million inclusive of $145.5 million in proceeds from the sale of the Thin Film Systems operations, offset by the purchase of businesses of $36.6 million and the purchase of property, plant and equipment of $39.7 million. Investing activities in the same period last year used $55.4 million, of which $49.2 million was used for the purchase of property, plant and equipment. Financing activities used $22.7 million during the nine months of fiscal 1997, which included $65.4 million to purchase the Company's common stock and proceeds of $25.0 million from long-term borrowing. Financing activities provided $12.3 million in the first nine months of fiscal 1996. Total debt as a percentage of total capital increased to 15.65% at the end of the third quarter of fiscal 1997 as compared with 12.13% at fiscal year end, 1996. The ratio of current assets to current liabilities was 1.70 to 1 at June 27, 1997, compared to 1.65 to 1 at fiscal year end, 1996. The Company has available $50 million in unused committed lines of credit.
         On June 20, 1997, the Company completed the sale of its Thin Film Systems operations (a product line of the Semiconductor Equipment segment). Total proceeds received from the sale were $145.5 million in cash. A $51.5 million reserve was recorded to cover, among other items, retained liabilities, transaction costs, employee terminations, facilities separation costs, indemnification obligations, litigation expenses, and other contingencies. The gain on the sale was $33.2 million (net of income taxes of $17.8 million).
         The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites where the Company is alleged to have shipped manufacturing waste for recycling or disposal. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, federal, state and/or local agencies at certain current or former Company facilities (including facilities disposed of in connection with the Company's sale of its Electron Devices business during 1995, and the sale of the Company's Thin film Systems operations during 1997).
         For certain of these facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of June 27, 1997, the Company nonetheless estimated that the Company's future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $7.9 million to $29.5 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 29 years as of June 27, 1997. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $7.9 million in estimated environmental costs as of June 27, 1997. The amount accrued has not been discounted to present value.

         As to other facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of June 27, 1997, the Company estimated that the Company's future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $62.6 million to $95.6 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 29 years as of June 27, 1997. As to each of these sites, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totalled $67.0 million at June 27, 1997. The Company accordingly accrued $30.3 million, which represents this best estimate of the future costs discounted at 4%, net of inflation. This reserve is in addition to the $7.9 million described above.
         The foregoing amounts are only estimates of anticipated future environmental related costs, and the amounts actually spent in the years indicated may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites where the Company is undertaking such investigation and remediation activities. The Company believes that most of these cost ranges will narrow as investigation and remediation activities progress.
         The Company believes that its reserves are adequate, but as the scope of its obligations becomes more clearly defined, these reserves may be modified and related charges against earnings may be made. Although any ultimate liability arising from environmental related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company's financial condition, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental related events, the Company's management believes that the costs of these environmental related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company.
         The Company evaluates its liability for environmental related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites. The Company received certain cash settlements during 1995 and 1996 from defendants in that lawsuit, and has a $0.5 million receivable in Other Current Assets at June 27, 1997. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental related expenditures, and the Company therefore has a $6.2 million receivable in Other Assets at June 27, 1997.

Although the Company intends to aggressively pursue additional insurance recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of Varian Associates, Inc.:

We have reviewed the consolidated balance sheet of Varian Associates, Inc. and subsidiary companies as of June 27, 1997, and the related consolidated statements of earnings for the quarters and nine-month periods ended June 27, 1997 and June 28, 1996, and the condensed consolidated statements of cash flows for the nine-month periods ended June 27, 1997 and June 28, 1996. These financial statements are the responsibility of the Company's management.

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


San Jose, California
July 16, 1997

PART II.  OTHER INFORMATION


 Item 6           Exhibits and Reports on Form 8-K
 ------           --------------------------------

(a)  Exhibits:

         Exhibit 11      Computation of Earnings Per Share.

         Exhibit 15      Letter Regarding Unaudited Interim Financial Information.

         Exhibit 27      Financial Data Schedule (EDGAR filing only).


(b)  Reports on Form 8-K:

         A report on Form 8-K was filed on July 7, 1997, regarding the Company's June 20, 1997 sale of its Thin Film Systems operations to Novellus Systems, Inc.

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


                                        VARIAN ASSOCIATES, INC.
                                     -----------------------------
                                              Registrant

                                            August 8, 1997
                                     -----------------------------
                                                 Date


                                         /s/ Wayne P. Somrak
                                     -----------------------------
                                             Wayne P. Somrak
                                     Vice President and Controller
                                       (Chief Accounting Officer)

                                INDEX OF EXHIBITS


Exhibit
Number                                                                 Page
------                                                                 ----


 11         Computation of Earnings Per Share                           19

 15         Letter Regarding Unaudited Interim Financial Information    20

 27         Financial Data Schedule  (EDGAR filing only)                -