Form 10-K
period 1997-09-26
VARIAN ASSOCIATES INC /DE/
filed 1997-12-19
CIK 203527

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 26, 1997

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from____________ to____________

                         COMMISSION FILE NUMBER: 1-7598

              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER:
                             VARIAN ASSOCIATES, INC.
  STATE OR OTHER JURISDICTION OF                          IRS EMPLOYER
  INCORPORATION OR ORGANIZATION:                       IDENTIFICATION NO.:
          DELAWARE                                         94-2359345

                     ADDRESS OF PRINCIPAL EXECUTIVE OFFICES:
                3050 Hansen Way, Palo Alto, California 94304-1000
                                 (650) 493-4000


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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


    The aggregate market value of the Registrant's voting stock held by non-affiliates as of December 1, 1997 was $1,735,425,000.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 1, 1997: 30,093,000 shares of $1 par value common stock.

    An index of exhibits filed with this Form 10-K is located on pages 15 through 16.

                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENT DESCRIPTION                                                           10-K PART
--------------------                                                           ---------
   Certain sections, identified by caption and page
number, of the Registrant's Annual Report to
Stockholders for the fiscal year ended
September 26, 1997 (the "Annual Report") ...................................... I, II, IV

   Certain sections, identified by caption, of the Proxy Statement for the
Registrant's 1998 Annual Meeting of Stockholders (the "Proxy Statement").......       III

                                     PART I
Item 1.      Business

Varian Associates, Inc. together with its subsidiaries (hereinafter referred to as "Varian", the "Company" or the "Registrant") is a high-technology enterprise which was founded in 1948. It is engaged in the research, development, manufacture, and marketing of products and services for health care, industrial, scientific and industrial research, and environmental monitoring. The Company's principal business segments are health care systems, instruments, and semiconductor production equipment. Its foreign subsidiaries engage in some of the aforementioned businesses and market the Company's products outside the United States. As of September 26, 1997, Varian employed approximately 6,500 people worldwide.

The Company sells its products throughout the world and has 28 field sales offices in the U.S. and 64 sales offices in other countries. In general, its markets are quite competitive, characterized by the application of advanced technology and by the development of new products and applications. Many of the Company's competitors are large, well-known manufacturers, but there is no competitor which competes across all of the Company's segments.

There were no material changes in the kinds of products produced or in the methods of distribution since the beginning of the fiscal year other than the completion of the sale of the Thin Film Systems operations as described under the caption "Sale of Business and Discontinued Operation" on page 31 of the Annual Report, which information is incorporated herein by reference. The Company anticipates adequate availability of raw materials.

The Company's sales to customers outside of the U.S. for fiscal 1997 were $720 million. The profitability of such sales is subject to greater fluctuation than U.S. sales because of generally higher marketing costs and changes in the relative value of currencies. Additional information concerning the method of accounting for Varian's foreign currency translation is set forth under the headings "Foreign Currency Translation" and "Forward Exchange Contracts", on pages 22 and 25-26, respectively, of the Annual Report, which information is incorporated herein by reference.

The Company's operations are grouped into three segments. These segments, their products, and the markets they serve are described in the following paragraphs.

The Health Care Systems business manufactures, sells, and services linear accelerators, simulators for planning cancer treatments, brachytherapy systems, and data management systems for radiation oncology centers. Sales for this class of products and services were $340 million, $321 million, and $343 million for fiscal 1997, 1996, and 1995, respectively. It also designs and manufactures a wide range of X-ray generating tubes for the medical diagnostic imaging market worldwide. Linear accelerators are used in cancer therapy and for industrial radiographic applications. The Company's CLINAC(R) series of medical linear accelerators, marketed to hospitals and clinics worldwide, generates therapeutic X-rays and radiation beams for cancer treatment. LINATRON(R) linear accelerators are used in industrial applications to X-ray heavy metallic structures for quality control. The Company manufactures tubes for four primary medical X-ray imaging applications: CT scanner; diagnostic radiographic/fluoroscopic; special procedures; and mammography. During 1997, Varian received U.S. Food and Drug Administration approval of new oncology products including a three-dimensional cancer treatment planning system, and an advanced multileaf collimator used to more precisely direct electron beams for cancer treatment. Backlog for the Health Care Systems business amounted to $344 million and $341 million at the end of fiscal 1997 and 1996, respectively.

The Instruments business manufactures, sells, and services a variety of scientific instruments for analyzing chemical substances including metals, inorganic materials, organic compounds, polymers, natural substances, and biochemicals. The products include liquid and gas chromatographs, gas chromatograph/mass spectrometers, NMR spectrometers, ultraviolet visible near infrared spectrometers, atomic absorption spectrometers, inductively coupled plasma spectrometers, inductively coupled plasma/mass spectrometers, data systems, and small, disposable tools used to prepare chemical samples for analysis. Typical applications are found in biochemical and organic chemical research, measurement of the chemical composition of mixtures, studies of the chemical structure of pure compounds, quality control of manufactured materials, chemical analysis of natural products, and environmental monitoring and measurement. The major segments served are environmental laboratories; pharmaceutical and chemical industries; chemical, life science, and academic research; government laboratories; and specific areas of the health care industry. The Instruments business also manufactures vacuum products and accessories for industrial and scientific applications. Its vacuum products and helium leak detectors are utilized in such applications as semiconductor and automotive manufacturing, high-energy physics, surface analysis, space research, and petrochemical refining. The Instruments business includes a facility which fabricates circuit boards and sub-assemblies for customers inside and outside the Company. Backlog for the Instruments business amounted to $132 million and $110 million at the end of fiscal 1997 and 1996, respectively.

The Company's Semiconductor Equipment business manufactures, sells, and services processing systems which are essential to making integrated circuits. Primary products are ion implantation systems used in wafer fabrication facilities. Sales for this class of products and services were $345 million, $474 million, and $357 million for fiscal 1997, 1996, and 1995, respectively. In June, the Company completed the sale of the Thin Film Systems unit, the smaller of its Semiconductor Equipment operations, as described under the caption "Sale of Business and Discontinued Operation" on page 31 of the Annual Report, which information is incorporated herein by reference. Backlog for the Semiconductor Equipment business amounted to $151 million and $203 million at the end of fiscal 1997 and 1996, respectively.

Additional information regarding the Company's lines of business and international operations are incorporated herein by reference from the information provided under the headings "Industry Segments" and "Geographic Segments" on pages 32-33 of the Annual Report.

The Company employs in-house patent attorneys, holds numerous patents in the United States and in other countries, and has many patent applications pending in the U.S. and in other countries. The Company considers the development of patents through creative research and the maintenance of an active patent program to be advantageous in the conduct of its business, but does not regard the holding of any particular patent as essential to its operations. The Company grants licenses to reliable manufacturers on various terms and enters into cross-licensing arrangements with other parties. Information regarding Varian's research and development costs is incorporated herein by reference from the information provided under the heading "Research and Development" on page 23 of the Annual Report.

The Company's operations are subject to various federal, state, and/or local laws regulating the discharge of materials to the environment or otherwise relating to the protection of the environment. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of or in consultation with federal, state, and/or local agencies at certain current or former Company facilities (see the information provided under the headings "Management's Discussion and Analysis" and "Contingencies" on pages 13-16 and 30-31, respectively, of the Annual Report, which information is incorporated herein by reference). The Company has established what it believes to be adequate reserves for these matters. Based on information currently available, management believes that the Company's compliance with laws which have been adopted regulating the discharge of materials to the environment or relating to the protection of the environment is otherwise not reasonably likely to have a material adverse effect on the capital expenditures, earnings or competitive position of the Company. Also, estimated capital expenditures for environmental control facilities are not expected to be material in fiscal 1998, nor are they expected to be material in fiscal 1999.

Executive Officers of the Registrant

The following table sets forth the names and ages of the Registrant's executive officers, together with positions and offices held within the last five years by such executive officers. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their successors have been elected and have qualified. Ages are as of December 15, 1997.


Name                          Age    Position                                          Term
----                          ---    --------                                          ----
J. Tracy O'Rourke (Director)  62     Chairman of the Board and Chief Executive         1990-Present
                                     Officer

Richard A. Aurelio            53     Executive Vice President                          1992-Present

Allen J. Lauer                60     Executive Vice President                          1990-Present

Richard M. Levy               59     Executive Vice President                          1990-Present

Timothy E. Guertin            48     Corporate Vice President                          1992-Present
                                     President, Oncology Systems                       1990-Present

Robert A. Lemos               56     Vice President, Finance and Chief Financial       1986-Present
                                     Officer
                                     Treasurer                                         1995-Present

Joseph B. Phair               50     Secretary                                         1991-Present
                                     Vice President and General Counsel                1990-Present

Wayne P. Somrak               52     Vice President                                    1991-Present
                                     Controller                                        1995-Present,
                                                                                       1985-1994
                                     Treasurer                                         1995

There is no family relationship between any of the executive officers.

Item 2.      Properties

The Company's executive offices and principal research and manufacturing facilities are located in Palo Alto, California, on 45 acres of land held under leaseholds which expire in the years 2012 through 2058. These facilities are owned by the Company, and provide floor space totaling 641,316 square feet. The following is a summary of the Company's properties at September 26, 1997:


                    Land (Acres)      Buildings (000's Sq. Ft.)  Number of Buildings
                  ---------------         ---------------         ---------------
                  Owned    Leased         Owned    Leased         Owned    Leased
                  -----     -----         -----     -----         -----     -----
United States       100        45         1,509       445            19        45
International        27        --           351       325             6        69
                  -----     -----         -----     -----         -----     -----
                    127        45         1,860       770            25       114
                  =====     =====         =====     =====         =====     =====


Utilization of facilities by segment is shown in the following table:


                                       Buildings (000's Sq. Ft.)
                            =============================================

                            Manufacturing, Administrative
                            and Research & Development

                                                       Marketing
                             U.S.    Non-U.S.   Total  and Service  Total
                            -----     -----     -----     -----     -----
Health Care Systems           540        43       583       180       763
Instruments                   456       188       644       359     1,003
Semiconductor Equipment       284        52       336       118       454
Other Operations               46        --        46        --        46
                            -----     -----     -----     -----     -----
    Total Operations        1,326       283     1,609       657     2,266
                            =====     =====     =====     =====
Other                                                                 364
                                                                    -----
   Total                                                            2,630


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

Manufacturing sites by geographical location are as follows:

Health Care Systems             California, Illinois, South Carolina, Utah,
                                England, Finland, France, Switzerland

Instruments                     California, Colorado, Massachusetts,
                                Arizona, Australia, Italy

Semiconductor Equipment         Massachusetts, Korea

Company-owned and staffed sales offices throughout the world are located in North and South America: Argentina, Brazil, Venezuela, Canada, Mexico, United States; Europe: Austria, Belgium, Denmark, France, Italy, the Netherlands, Spain, Sweden, Switzerland, Finland, England, Scotland, Germany, India, Russia; and Pacific Basin: Australia, People's Republic of China, Hong Kong, Japan, Korea, Singapore, Taiwan and Thailand.

Item 3.      Legal Proceedings

Information required by this Item is incorporated herein by reference from the information provided under the heading "Contingencies" on pages 30-31 of the Annual Report.

Item 4.      Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the information provided under the heading "Common Stock Prices (Unaudited)" on page 34 of the Annual Report, and the information provided under the heading "Long-Term Debt" on page 25 of the Annual Report.

The Company's common stock is listed on the New York and Pacific Stock Exchanges under the trading symbol VAR.

There were 5,950 holders of record of the Company's common stock on December 1, 1997.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                FISCAL YEARS
------------------------------------------------------------------------------------------------------------------

(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)              1997        1996        1995        1994        1993
------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Sales                                                     $1,425.8    1,599.4     1,575.7    1,313.4     1,061.9
                                                          --------    -------     -------    -------     -------
Earnings from Continuing Operations
  before Taxes                                            $  177.8      189.2       165.3      109.1        60.1
    Taxes on earnings                                     $   62.2       67.1        59.5       41.5        22.8
                                                          --------    -------     -------    -------     -------
Earnings from Continuing Operations                       $  115.6      122.1       105.8       67.6        37.3
    Earnings from Discontinued Operations,
      Net of Taxes                                        $     --         --        33.5       11.8         8.5
                                                          --------    -------     -------    -------     -------
NET EARNINGS                                              $  115.6      122.1       139.3       79.4        45.8
                                                          ========    =======     =======    =======     =======

NET EARNINGS PER SHARE - FULLY DILUTED
  Net Earnings Continuing Operations                      $   3.66       3.81        3.01       1.90        1.03
  Net Earnings Discontinued Operations                    $     --         --        0.95       0.32        0.23
                                                          --------    -------     -------    -------     -------
NET EARNINGS PER SHARE                                    $   3.66       3.81        3.96       2.22        1.26
                                                          ========    =======     =======    =======     =======

DIVIDENDS DECLARED PER SHARE                               $ 0.350      0.310       0.270      0.230       0.195
                                                          ========    =======     =======    =======     =======
FINANCIAL POSITION AT YEAR END
Total assets                                              $1,104.3    1,018.9     1,003.8      962.4       878.7
Long-term debt (excluding current portion)                $   73.2       60.3        60.3       60.4        60.5


This selected financial data should be read in conjunction with the related consolidated financial statements and notes thereto, incorporated herein by reference pursuant to Item 8.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated herein by reference from the information provided under the heading "Management's Discussion and Analysis" on pages 13-16 of the Annual Report.

Item 8.    Financial Statements and Supplementary Data

The information required by this Item is incorporated herein by reference from the Report of Independent Accountants on page 35 of the Annual Report and the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and Supplementary Data on pages 18-34 of the Annual Report.

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

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K

(a) The following documents are filed as a part of this report:

      (1)  Financial Statements      The following financial statements of
           the Registrant and its subsidiaries, and Report of Independent Accountants, are incorporated herein by reference from pages 18 through 33 and page 35 of the Annual Report:

                 Consolidated Financial Statements:

                     Consolidated Statements of Earnings for fiscal years 1997, 1996, and 1995

                     Consolidated Balance Sheets at fiscal year-end 1997 and
                     1996

                     Consolidated Statements of Stockholders' Equity for fiscal years 1997, 1996, and 1995

                     Consolidated Statements of Cash Flows for fiscal years 1997, 1996, and 1995

                     Notes to the Consolidated Financial Statements

                     Report of Independent Accountants

      (2)  Financial Statement Schedule      The following financial statement
           schedule of the Registrant and its subsidiaries for fiscal years 1997, 1996, and 1995, and the related Report of Independent Accountants are filed as a part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries which are incorporated herein by reference.

                    Schedule                                                          Page
                    --------                                                          ----
                        --    Report of Independent Accountants on Financial            13
                              Statement Schedule

                        II    Valuation and Qualifying Accounts                         14


           All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

   (3) Exhibits:

              3-a Registrant's Restated Certificate of Incorporation (incorporated herein by reference to the Registrant's Form 10-K for the year ended September 27, 1996).

              3-b Registrant's Bylaws (incorporated herein by reference to the Registrant's Form 10-K for the year ended October 2, 1992).

              10.1 Registrant's Omnibus Stock Plan, as amended and restated effective as of September 27, 1997.

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

              10.11 Description of Certain Relocation Arrangements between Registrant and Executive Officers (incorporated herein by reference to Registrant's Form 10-Q for the quarter ended December 30,
                             1994).

              11             Computation of net earnings per share.

              13 Registrant's 1997 Annual Report to Stockholders (furnished for the information of the Securities and Exchange Commission only and not deemed to be filed except for those portions expressly incorporated by reference herein).

              21             Subsidiaries of the Registrant.

              23             Consent of Independent Accountants.

              24 Power of Attorney by directors of the Company authorizing certain persons to sign this Annual Report on Form 10-K on their behalf.

              27 Financial Data Schedule for the fiscal year ended September 26, 1997 (EDGAR filing only).

        (b)  Reports on Form 8-K:

             A report on Form 8-K was filed on October 2, 1997, regarding the Registrant's offer to purchase the radiotherapy service operation of General Electric Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Associates, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           VARIAN ASSOCIATES, INC.
                                                (Registrant)

Dated:  December 10, 1997           By:  /s/  Robert A. Lemos
                                         --------------------
                                                Robert A. Lemos
                                                Vice President, Finance,
                                                Chief Financial Officer,
                                                and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.


             Signature                              Title                            Date
             ---------                              -----                            ----
      /s/ J. Tracy O'Rourke          Chairman of the Board and Chief Executive     December 14, 1997
      -------------------
         J. Tracy O'Rourke           Officer (Principal Executive Officer)

      /s/ Robert A. Lemos            Vice President, Finance, Chief Financial      December 10, 1997
      -------------------
          Robert A. Lemos            Officer and Treasurer (Principal Financial
                                     Officer)

      /s/ Wayne P. Somrak            Vice President and Controller (Principal      December 10, 1997
      -------------------
          Wayne P. Somrak            Accounting Officer)

      Ruth M. Davis *                Director
      Robert W. Dutton               Director
      Samuel Hellman *               Director
      Terry R. Lautenbach *          Director
      Angus A. MacNaughton *         Director
      David W. Martin, Jr. *         Director
      John G. McDonald               Director
      Wayne R. Moon *                Director
      Gordon E. Moore *              Director
      David E. Mundell *             Director
      Burton Richter *               Director
      Elizabeth E. Tallett *         Director
      Jon D.Tompkins                 Director
      Richard W. Vieser *            Director

  By  /s/ Robert A. Lemos                                                          December 10, 1997
      -------------------
      Robert A. Lemos,
      Attorney-in-Fact **

--------
** By authority of powers of attorney filed herewith.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Varian Associates, Inc.

Our report on the consolidated financial statements has been incorporated by reference in this Form 10-K from page 35 of the 1997 Annual Report to Stockholders of Varian Associates, Inc. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related Financial Statement Schedule listed in the index on page 9 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                           /s/ Coopers & Lybrand  L.L.P.
                                           -------------------------------
                                           Coopers & Lybrand  L.L.P.




San Jose, California
October 15, 1997

                                                                     SCHEDULE II

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                      VALUATION AND QUALIFYING ACCOUNTS (1)
                 for the fiscal years ended 1997, 1996, and 1995
                             (Dollars in Thousands)


                                      Balance at   Charged to         Deductions            Balance at
                                      Beginning    Costs and    ------------------------      End of
Description                           of Period     Expenses     Description     Amount       Period
                                       --------     --------    -------------   --------     --------
ALLOWANCE FOR DOUBTFUL NOTES
  & ACCOUNTS RECEIVABLE:
                                                                Write-offs
Fiscal Year Ended 1997                 $  2,309     $  1,468    & Adjustments   $  1,062     $  2,715
                                       ========     ========                    ========     ========
                                                                Write-offs
Fiscal Year Ended 1996                 $  2,316     $    876    & Adjustments   $    883     $  2,309
                                       ========     ========                    ========     ========
                                                                Write-offs
Fiscal Year Ended 1995                 $  2,422     $    330    & Adjustments   $    436     $  2,316
                                       ========     ========                    ========     ========


ESTIMATED LIABILITY FOR
  PRODUCT WARRANTY:
                                                                  Actual
                                                                 Warranty
Fiscal Year Ended 1997                 $ 49,251     $ 42,994    Expenditures    $ 54,625(2)  $ 37,620
                                       ========     ========                    ========     ========

                                                                  Actual
                                                                 Warranty
Fiscal Year Ended 1996                 $ 48,076     $ 52,680    Expenditures    $ 51,505     $ 49,251
                                       ========     ========                    ========     ========

                                                                  Actual
                                                                 Warranty
Fiscal Year Ended 1995                 $ 41,682     $ 61,954    Expenditures    $ 55,560     $ 48,076
                                       ========     ========                    ========     ========

(1)  As to column omitted the answer is "none."
(2)  Includes a $5,226 deduction due to the sale of Thin Film Systems.

                                INDEX OF EXHIBITS

Exhibit
Number

3-a Registrant's Restated Certificate of Incorporation (incorporated herein by reference to the Registrant's Form 10-K for the year ended September 27, 1996).

3-b Registrant's Bylaws (incorporated herein by reference to the Registrant's Form 10-K for the year ended October 2, 1992).

10.1 Registrant's Omnibus Stock Plan, as amended and restated effective as of September 27, 1997.

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

10.10 Description of Certain Compensatory Arrangements between Registrant and Description of Certain Compensatory Arrangements between Registrant Executive Officers (incorporated herein by reference to Registrant's Form 10-K for the year ended September 30, 1994).

                               INDEX OF EXHIBITS

10.11 Description of Certain Relocation Arrangements between Registrant and Executive Officers (incorporated herein by reference to Registrant's Form 10-Q for the quarter ended December 30, 1994).

11         Computation of net earnings per share.

13 Registrant's 1997 Annual Report to Stockholders (furnished for the information of the Securities and Exchange Commission only and not deemed to be filed except for those portions expressly incorporated by reference herein).

21         Subsidiaries of the Registrant.

23         Consent of Independent Accountants.

24 Power of Attorney by directors of the Company authorizing certain persons to sign this Annual Report on Form 10-K on their behalf.

27 Financial Data Schedule for the fiscal year ended September 26, 1997 (EDGAR filing only).