Form 10-Q
period 1998-01-02
VARIAN ASSOCIATES INC /DE/
filed 1998-02-17
CIK 203527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


  (MARK ONE)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JANUARY 2, 1998


                                       OR


    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSISTION PERIOD FROM__________TO____________


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


Number of shares of Common Stock, par value $1 per share, outstanding as of the close of business on January 30, 1998: 30,024,000 shares.

                          PART 1. FINANCIAL INFORMATION

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                    UNAUDITED

                                             FIRST QUARTER ENDED
--------------------------------------------------------------------
(DOLLARS IN THOUSANDS                      JANUARY 2,    DECEMBER 27,
 EXCEPT PER SHARE AMOUNTS)                   1998           1996
--------------------------------------------------------------------
SALES                                     $ 344,843       $ 321,959
                                          ---------       ---------
OPERATING COSTS AND EXPENSES
  Cost of sales                             213,387         210,060
  Research and development                   27,320          26,382
  Marketing                                  49,299          48,798
  General and administrative                 24,402          15,895
                                          ---------       ---------
TOTAL OPERATING COSTS AND EXPENSES          314,408         301,135
                                          ---------       ---------
OPERATING EARNINGS                           30,435          20,824

  Interest expense                           (1,606)         (1,820)
  Interest income                             1,258             727
                                          ---------       ---------

EARNINGS BEFORE TAXES                        30,087          19,731
   Taxes on earnings                         10,380           6,910
                                          ---------       ---------
NET EARNINGS                              $  19,707       $  12,821
                                          =========       =========



AVERAGE SHARES OUTSTANDING - BASIC           30,086          30,702
                                          =========       =========
AVERAGE SHARES OUTSTANDING - DILUTED         30,934          31,537
                                          =========       =========


NET EARNINGS PER SHARE - BASIC            $    0.66       $    0.42
                                          =========       =========
NET EARNINGS PER SHARE - DILUTED          $    0.64       $    0.41
                                          =========       =========


--------------------------------------------------------------------
Dividends Declared Per Share              $    0.09       $    0.08

Order Backlog                             $ 640,582       $ 634,302
--------------------------------------------------------------------



See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS



-----------------------------------------------------------------------------------------------------------
                                                                            JANUARY 2,        SEPTEMBER 26,
                                                                               1998               1997
(DOLLARS IN THOUSANDS EXCEPT PAR VALUES)                                    (UNAUDITED)
-----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                 $    85,645       $   142,298
  Accounts receivable                                                           363,647           418,978
  Inventories
    Raw materials and parts                                                     118,907            97,220
    Work in process                                                              43,820            37,431
    Finished goods                                                               29,822            24,947
                                                                            -----------       -----------
     Total inventories                                                          192,549           159,598
  Other current assets                                                           98,615            92,596
                                                                            -----------       -----------
    TOTAL CURRENT ASSETS                                                        740,456           813,470
                                                                            -----------       -----------

Property, Plant, and Equipment                                                  466,038           460,251
  Accumulated depreciation and amortization                                    (271,978)         (264,612)
                                                                            -----------       -----------
    NET PROPERTY, PLANT, AND EQUIPMENT                                          194,060           195,639
                                                                            -----------       -----------

Other Assets                                                                    131,744            95,224
                                                                            ===========       ===========
    TOTAL ASSETS                                                            $ 1,066,260       $ 1,104,333
                                                                            ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                                             $    21,909       $    18,668
  Accounts payable - trade                                                       59,636            83,771
  Accrued expenses                                                              248,089           269,067
  Product warranty                                                               39,511            37,620
  Advance payments from customers                                                57,839            55,184
                                                                            -----------       -----------
    TOTAL CURRENT LIABILITIES                                                   426,984           464,310
Long-Term Accrued Expenses                                                       42,252            35,752
Long-Term Debt                                                                   67,090            73,186
Deferred Taxes                                                                    6,448             6,508
                                                                            -----------       -----------
    TOTAL LIABILITIES                                                           542,774           579,756
                                                                            -----------       -----------

STOCKHOLDERS' EQUITY
  Preferred stock
    Authorized 1,000,000 shares, par value $1, issued none                           --                --
  Common stock
    Authorized 99,000,000 shares, par value $1, issued and outstanding
    30,025,000 shares at January 2, 1998 and 30,108,000 shares at
    September 26, 1997                                                           30,025            30,108
  Retained earnings                                                             493,461           494,469
                                                                            -----------       -----------
    TOTAL STOCKHOLDERS' EQUITY                                                  523,486           524,577
                                                                            -----------       -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 1,066,260       $ 1,104,333
                                                                            ===========       ===========


See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                     FIRST QUARTER ENDED
-----------------------------------------------------------------------------------------------
                                                                    JANUARY 2,     DECEMBER 27,
(DOLLARS IN THOUSANDS)                                                 1998           1996
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
             Net Cash Provided by Operating Activities              $   8,574       $   7,305
                                                                    ---------       ---------

INVESTING ACTIVITIES
      Purchase of property, plant, and equipment                       (9,278)        (15,514)
      Purchase of businesses, net of cash acquired                    (37,272)        (25,341)
      Other, net                                                        4,102           2,089
                                                                    ---------       ---------
             Net Cash Used by Investing Activities                    (42,448)        (38,766)
                                                                    ---------       ---------

FINANCING ACTIVITIES
      Net borrowings on short-term obligations                          3,248          12,950
      Proceeds from long-term borrowings                                   --          25,000
      Principal payments on long-term debt                             (6,103)
      Proceeds from common stock issued to employees                    8,127           6,108
      Purchase of common stock                                        (26,219)        (17,705)
      Other, net                                                       (2,706)         (2,460)
                                                                    ---------       ---------
             Net Cash (Used)/ Provided by Financing Activities        (23,653)         23,893
                                                                    ---------       ---------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                  874           1,792
                                                                    ---------       ---------
             Net Decrease in Cash and Cash Equivalents                (56,653)         (5,776)

             Cash and Cash Equivalents at Beginning of Period         142,298          82,675
                                                                    ---------       ---------
             Cash and Cash Equivalents at End of Period             $  85,645       $  76,899
                                                                    =========       =========


See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited


NOTE 1: The consolidated financial statements include the accounts of Varian Associates, Inc. and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The year ended September 26, 1997 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Form 10-K annual report. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the first quarter ended January 2, 1998, are not necessarily indicative of the results to be expected for a full year or for any other periods.


NOTE 2: Inventories are valued at the lower of cost or market (net realizable value) using the last-in, first-out (LIFO) cost for the U.S. inventories of the Health Care Systems (except for X-ray Tube Products), Instruments, and Semiconductor Equipment segments. All other inventories are valued principally at average cost. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $48.9 million at January 2, 1998 and $48.4 million at September 26, 1997.


NOTE 3: The Company enters into forward exchange contracts to mitigate the effects of operational (sales orders and purchase commitments) and balance sheet exposures to fluctuations in foreign currency exchange rates. When the Company's foreign exchange contracts hedge operational exposure, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenue and expenses are recognized. When foreign exchange contracts hedge balance sheet exposure, such effects are recognized in income when the exchange rate changes. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these instruments do not subject the Company to risk that would otherwise result from changes in currency exchange rates. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments also are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Any deferred gains or losses are included in accrued expenses in the balance sheet. If a hedging instrument is sold or terminated prior to maturity, gains and losses continue to be deferred until the hedged item is recognized in income. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. At January 2, 1998, the Company had forward exchange contracts with maturities of twelve months or less to sell foreign currencies totaling $131.2 million ($42.3 million of Japanese yen, $18.0 million of French francs, $11.4 million of German marks, $10.8 million of Canadian dollars, $9.6 million of Italian lira, $9.4 million of British pounds, $7.7 million of Spanish pesetas, $5.5 million of Belgium francs, $3.4 million of Swiss francs, $2.8 million of Dutch guilders, $2.7 million of Norwegian krone, $2.2 million of Australian dollars, $1.8 million of Korean won, $1.1 million of Portuguese escudos, $1.0 million of Taiwan dollars, $0.7 million of Finnish marks, $0.5 million of European Currency units, and $0.3 million of Danish krone) and to buy foreign currencies totaling $30.7 million ($10.4 million of Japanese yen, $7.3 million of Australian dollars, $3.9 million of British pounds, $2.6 million of Italian lira, $1.9 million of French francs, $1.3 million of Canadian dollars, $1.0 million of Belgian francs, $1.0 million of Spanish pesetas, $0.7 million of Dutch guilders, and $0.6 million of German marks).


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

          For certain of these facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of January 2, 1998, the Company nonetheless estimated that the Company's future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $17.1 million to $44.4 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 30 years as of January 2, 1998. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $17.1 million in estimated environmental costs as of January 2, 1998. The amount accrued has not been discounted to present value.

          As to other facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of January 2,1998, the Company estimated that the Company's future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $46.2 million to $71.7 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 30 years as of January 2, 1998. As to each of these sites, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $53.9 million at January 2, 1998. The Company accordingly accrued $22.5 million, which represents this best estimate of the future costs discounted at 4%, net of inflation. This reserve is in addition to the $17.1 million described above.

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

         The Company evaluates its liability for environmental related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites. The Company received certain cash settlements during 1995 and 1996 from defendants in that lawsuit, and has a $0.5 million receivable in Other Current Assets at January 2, 1998. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental related expenditures, and the Company therefore has a $5.5 million receivable in Other Assets at January 2, 1998. Although the Company intends to aggressively pursue additional insurance recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

NOTE 5: The Company adopted SFAS 128, "Earnings per Share" during the first quarter of fiscal year 1998. Accordingly, net earnings per share were computed under two methods, basic and diluted, and prior periods were restated to conform to the new presentation and calculation. The impact of restatement was not significant.


NOTE 6: Non-cash investing activities included deferred payments of $7.0 million, net present value, as additional purchase price of a business not yet settled in cash. Non-cash investing activities also included the acquisition of a business in exchange for $5.2 million of accounts receivable.


NOTE 7: Included in other assets at January 2, 1998 and September 26, 1997 is goodwill of $87.0 million and $45.9 million, respectively (net of accumulated amortization of $7.1 million and $6.5 million, respectively), which is the excess of the cost of acquired businesses over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is amortized on a straight-line basis over periods ranging from 10 to 40 years.

          Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets and goodwill related to those assets may not be recoverable, the Company would estimate the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the future cash flows is less than the carrying amount of those assets, the Company would recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.


NOTE 8:   Earnings per Share


                                              First Quarter Ended January 2, 1998      First Quarter Ended December 27, 1996
                                             -------------------------------------  -----------------------------------------
                                              Income         Shares      Per-Share    Income          Shares        Per-Share
                                            (Numerator)  (Denominator)     Amount   (Numerator)    (Denominator)      Amount
                                            -----------  -------------   ---------  -----------    -------------    ---------
          BASIC EPS
          Net Income                         $ 19,707        30,086       $   0.66     $ 12,821         30,702      $   0.42

          EFFECT OF DILUTIVE SECURITIES
          Employee Stock Options                                848          (0.02)                        835         (0.01)

          DILUTED EPS
                                             -------------------------------------     -------------------------------------
          Net Income                         $ 19,707        30,934       $   0.64     $ 12,821         31,537      $   0.41
                                             =====================================     =====================================


          Options to purchase 35,686 shares at $60.37 were outstanding during the first quarter ended January 2, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares. The options, which expire between 2006 and 2007 were still outstanding at the end of the first quarter.

        ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


On January 22, 1998, the Company reported solid gains in orders, sales, and earnings for the first quarter of fiscal 1998 compared to the year-ago quarter. First-quarter orders of $385 million rose 11% from the prior year, and were up 18% after adjustments for last June's sale of its Thin Film Systems (TFS) business. Sales of $345 million grew 7%, but rose 21% over 1997's first quarter after the TFS adjustment. Net earnings for the first quarter were up 54% to $19.7 million from the year-ago's $12.8 million. Earnings per share of $0.64 climbed 56% above the $0.41 reported last year and increased 39% on a TFS-adjusted basis. (All earnings per share amounts represent diluted earnings per share as defined within Statement of Financial Accounting Standards No. 128.) Backlog of $641 million rose 9% from the level of last year's first period after the TFS adjustment and was 4% above the end of the prior quarter. All three of the Company's businesses contributed to the better quarterly performance, with much of the momentum supplied by the double-digit orders growth in the Health Care Systems business and record sales posted in the quarter for the Instruments business. Although the financial situation in certain Asian countries, particularly Korea, negatively impacted first quarter results and is expected to have some negative impact on the Company's near-term results, the Company continues to expect that financial results for 1998 will surpass 1997 (after adjustment for the TFS sale).

         First-quarter orders for the Company's Health Care Systems business totaled $121 million, up 11% from the year-ago quarter, with both oncology systems and x-ray tube products contributing to the gains. Demand was particularly strong in the oncology systems segment for its ancillary products which are designed to improve the effectiveness as well as the efficiency of radiotherapy departments. First quarter sales of $98 million rose slightly over the year-ago period's $97 million, while backlog increased to $368 million. Operating margins were below the level of a year ago.

         The Company's Semiconductor Equipment business enjoyed strong demand during the quarter as orders grew 14% over the year-ago period and were up 45% on a TFS-adjusted basis. Sales rose 9%, and were 70% over the prior year after the TFS adjustment. Backlog of $156 million grew 4% on a TFS-adjusted basis. Operating margins increased significantly from the prior year. Although equipment orders from Korea ceased during the quarter as a result of financial conditions there, orders from other Asian markets (such as Taiwan) grew significantly.

         Orders for the Company's Instruments business of $130 million were down 3% from the prior year's record first quarter; however, sales rose 12% to a new high for the period of $136 million. Backlog of $118 million was 4% below the year-ago figure. Operating margins improved from 1997's first quarter, with all areas of its diverse product lines contributing to the gains.

FINANCIAL CONDITION

         The Company's financial condition remained strong during the first quarter of fiscal 1998. Operating activities provided cash of $8.6 million in the first quarter of fiscal 1998 and provided $7.3 million in the same period last year. Investing activities used $42.4 million in the first quarter of fiscal 1998, $37.3 million for the purchase of businesses and $9.3 million for the purchase of property, plant and equipment. The purchase of businesses caused Other Assets to increase $36.5 million to $131.7 million, due to the recording of goodwill. Investing activities in the same period last year used $38.8 million in the first quarter of fiscal 1997, $25.3 million for the purchase of a business and $15.5 million for the purchase of property, plant and equipment. Financing activities used $23.7 million in the first quarter of fiscal 1998 and included $18.1 million used to buy back shares of the Company's stock, including shares purchased to offset the issuance of stock to employees. Financing activities in the first quarter of fiscal 1997 provided $23.9 million, which included $25.0 million in long-term borrowing. Total debt as a percentage of total capital decreased to 14.5% at the end of the first quarter of fiscal 1998 as compared with 14.9% at fiscal year end, 1997. The ratio of current assets to current liabilities remained constant at 1.7 compared to fiscal year end 1997. The Company has $50 million available in unused committed lines of credit.

         The Company adopted SFAS 128, "Earnings per Share" during the first quarter of fiscal year 1998. Accordingly, net earning per share were computed under two methods, basic and diluted, and prior periods were restated to conform to the new presentation and calculation. The impact of restatement was not significant.


ENVIRONMENTAL MATTERS

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

         For certain of these facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of January 2, 1998, the Company nonetheless estimated that the Company's future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $17.1 million to $44.4 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 30 years as of January 2, 1998. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $17.1 million in estimated environmental costs as of January 2, 1998. The amount accrued has not been discounted to present value.

         As to other facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of January 2, 1998, the Company estimated that the Company's future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $46.2 million to $71.7 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 30 years as of January 2, 1998. As to each of these sites, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $53.9 million at January 2, 1998. The Company accordingly accrued $22.5 million, which represents this best estimate of the future costs discounted at 4%, net of inflation. This reserve is in addition to the $17.1 million described above.

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

         The Company evaluates its liability for environmental related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites. The Company received certain cash settlements during 1995 and 1996 from defendants in that lawsuit, and has a $0.5 million receivable in Other Current Assets at January 2, 1998. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental related expenditures, and the Company therefore has a $5.5 million receivable in Other Assets at January 2, 1998. Although the Company intends to aggressively pursue additional insurance recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.


POTENTIAL IMPACT OF THE YEAR 2000 ISSUE

         The "Year 2000 Issue" refers to computer programs which use two digits rather than four to define a given year and which therefore might read a date using "00" as the year 1900 rather than the year 2000. The Company is still assessing the full potential impact of the Year 2000 Issue on the Company and its products, and the Company has already initiated certain corrective actions. With respect to the Company's internal computer systems and computer systems which are part of current products, management believes that appropriate corrective actions will be accomplished and that the costs of those corrective actions are not reasonably likely to have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that those costs will not be higher than currently anticipated or that all such corrective actions will be accomplished as scheduled, and if the Company fails to accomplish those corrective actions it could have a material effect on the Company's results of operations.

         The Company is still assessing what might be the impact of the Year 2000 Issue on previously sold products, what corrective actions might be required to address those products and what might be the costs of implementing those corrective actions. Without further assessment, the Company is unable to conclude that the effect of the Year 2000 Issue on previously sold products is not reasonably likely to have a material effect on the Company's results of operations.

         The Company is also still assessing whether the Company's key suppliers of goods or services and other relevant third parties are adequately addressing the Year 2000 Issue and what might be the possible effects on the Company if those parties are not adequately prepared for the year 2000. The failure of those third parties to address the Year 2000 Issue could have a material effect on the Company's results of operations, but the Company is unable at this time to assess what might be the extent of such effect.

FORWARD LOOKING INFORMATION

         Except for historical information, this Management's Discussion and Analysis contains forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: product demand and market acceptance risks; the effect of general economic conditions and foreign currency fluctuations; the impact of competitive products and pricing; new product development and commercialization; the timing of renewed growth in worldwide health care and semiconductor equipment demand; the impact of managed care initiatives in the United States on capital expenditures and resulting pricing pressures on medical equipment; the continued improvement of the various instruments markets the Company serves; the ability to increase operating margins on higher sales; the impact of economic conditions in Korea and other Asian markets on the Company's sales in those markets; successful implementation of corrective actions to address the impact of the year 2000 on the Company; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of Varian Associates, Inc.:

We have reviewed the consolidated balance sheet of Varian Associates, Inc. and its subsidiaries as of January 2, 1998, and the related consolidated statements of earnings , and the condensed consolidated statements of cash flows for the quarters ended January 2, 1998 and December 27, 1996. These financial statements are the responsibility of the Company's management.

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


                            /s/ Coopers & Lybrand   L.L.P.
                            -------------------------------------
                            COOPERS & LYBRAND L.L.P.


San Jose, California
January 21, 1998

PART II.  OTHER INFORMATION


 Item 6        Exhibits and Reports on Form 8-K

(a)  Exhibits:

           Exhibit 10.5 Registrant's Supplemental Retirement Plan, as amended and restated effective as of January 1, 1998.

           Exhibit 15   Letter Regarding Unaudited Interim Financial
                        Information.

           Exhibit 27 Financial Data Schedule for the quarter ended January 2, 1998 (EDGAR filing only).

           Exhibit 27.1 Restated Financial Data Schedule for the fiscal year ended September 26, 1997 (EDGAR filing only).

           Exhibit 27.2 Restated Financial Data Schedule for the fiscal year ended September 29, 1995 (EDGAR filing only).


(b) Reports on Form 8-K:

           A report on Form 8-K was filed on October 2, 1997, regarding the Registrant's offer to purchase the radiotherapy service operation of General Electric Company.


           A report on Form 8-K was filed on December 9, 1997, regarding the Company's December 5, 1997 purchase of the radiotherapy service operation of General Electric Company.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           VARIAN ASSOCIATES, INC.
                                       --------------------------------
                                                  Registrant


                                               February 12, 1998
                                       --------------------------------
                                                    Date


                                              /s/ Wayne P. Somrak
                                       --------------------------------
                                                  Wayne P. Somrak
                                         Vice President and Controller
                                         (Chief Accounting Officer)

                                INDEX OF EXHIBITS

 Exhibit
 Number
--------

  10.5 Registrant's Supplemental Retirement Plan, as amended and restated effective as of January 1, 1998.

  15        Letter Regarding Unaudited Interim Financial Information.

  27        Financial Data Schedule for the quarter ended January 2, 1998
            (EDGAR filing only).

 27.1       Restated Financial Data Schedule for the fiscal year ended September
            26, 1997 (EDGAR filing only).

 27.2       Restated Financial Data Schedule for the fiscal year ended September
            29, 1995 (EDGAR filing only).
