Form 10-Q
period 1998-04-03
VARIAN ASSOCIATES INC /DE/
filed 1998-05-18
CIK 203527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(MARK ONE)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1998


                                       OR


[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSISTION PERIOD FROM _______ TO __________


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

                                 YES [X] NO [ ]


     An index of exhibits filed with this Form 10-Q is located on page 19.


     Number of shares of Common Stock, par value $1 per share, outstanding as of the close of business on May 1, 1998: 29,865,000 shares.

                          PART 1. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                    UNAUDITED


                                              SECOND QUARTER ENDED               SIX MONTHS ENDED
                                          ----------------------------    ----------------------------
 (AMOUNTS IN THOUSANDS                       APRIL 3,       MARCH 28,       APRIL 3,        MARCH 28,
EXCEPT PER SHARE AMOUNTS)                     1998            1997            1998            1997
                                          ------------    ------------    ------------    ------------
SALES                                     $    372,819    $    338,187    $    717,662    $    660,146
                                          ------------    ------------    ------------    ------------
OPERATING COSTS AND EXPENSES
  Cost of sales                                237,824         214,266         451,211         424,326
  Research and development                      28,186          29,200          55,506          55,582
  Marketing                                     48,581          48,684          97,880          97,482
  General and administrative                    21,857          17,973          46,259          33,868
                                          ------------    ------------    ------------    ------------
  TOTAL OPERATING COSTS AND EXPENSES           336,448         310,123         650,856         611,258
                                          ------------    ------------    ------------    ------------
OPERATING EARNINGS                              36,371          28,064          66,806          48,888

  Interest expense                              (2,023)         (1,945)         (3,629)         (3,765)
  Interest income                                  766             560           2,024           1,287
                                          ------------    ------------    ------------    ------------

  EARNINGS BEFORE TAXES                         35,114          26,679          65,201          46,410
   Taxes on earnings                            12,110           9,330          22,490          16,240
                                          ------------    ------------    ------------    ------------
NET EARNINGS                              $     23,004    $     17,349    $     42,711    $     30,170
                                          ============    ============    ============    ============

AVERAGE SHARES OUTSTANDING - BASIC              29,971          30,532          30,029          30,619
                                          ============    ============    ============    ============
AVERAGE SHARES OUTSTANDING - DILUTED            30,614          31,590          30,761          31,612
                                          ============    ============    ============    ============

NET EARNINGS PER SHARE - BASIC            $       0.77    $       0.57    $       1.42    $       0.99
                                          ============    ============    ============    ============
NET EARNINGS PER SHARE - DILUTED          $       0.75    $       0.55    $       1.39    $       0.95
                                          ============    ============    ============    ============




Dividends Declared Per Share              $       0.10    $       0.09    $       0.19    $       0.17

Order Backlog                                                             $    578,152    $    630,949


         See accompanying notes to the consolidated financial statements

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS


                                                                               APRIL 3,        SEPTEMBER 26,
                                                                                1998              1997
                                                                            --------------    --------------
(DOLLARS IN THOUSANDS EXCEPT PAR VALUES)                                     (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                 $       85,350    $      142,298
  Accounts receivable                                                              389,069           418,978
  Inventories
    Raw materials and parts                                                        124,538            97,220
    Work in process                                                                 50,150            37,431
    Finished goods                                                                  31,183            24,947
                                                                            --------------    --------------
     Total inventories                                                             205,871           159,598
  Other current assets                                                             100,856            92,596
                                                                            --------------    --------------
    TOTAL CURRENT ASSETS                                                           781,146           813,470
                                                                            --------------    --------------

Property, Plant, and Equipment                                                     481,486           460,251
  Accumulated depreciation and amortization                                       (282,078)         (264,612)
                                                                            --------------    --------------
    NET PROPERTY, PLANT, AND EQUIPMENT                                             199,408           195,639
                                                                            --------------    --------------

Other Assets                                                                       130,156            95,224
                                                                            --------------    --------------
    TOTAL ASSETS                                                            $    1,110,710    $    1,104,333
                                                                            ==============    ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                                             $       41,513    $       18,668
  Accounts payable - trade                                                          68,088            83,771
  Accrued expenses                                                                 254,981           269,067
  Product warranty                                                                  41,864            37,620
  Advance payments from customers                                                   58,533            55,184
                                                                            --------------    --------------
    TOTAL CURRENT LIABILITIES                                                      464,979           464,310
Long-Term Accrued Expenses                                                          39,688            35,752
Long-Term Debt                                                                      67,090            73,186
Deferred Taxes                                                                       7,051             6,508
                                                                            --------------    --------------
    TOTAL LIABILITIES                                                              578,808           579,756
                                                                            --------------    --------------

CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
  Preferred stock
    Authorized 1,000,000 shares, par value $1, issued none                              --                --
  Common stock
    Authorized 99,000,000 shares, par value $1, issued and outstanding
    29,851,000 shares at April 3, 1998 and 30,108,000 shares at
    September 26, 1997                                                              29,851            30,108
  Retained earnings                                                                502,051           494,469
                                                                            --------------    --------------
    TOTAL STOCKHOLDERS' EQUITY                                                     531,902           524,577
                                                                            --------------    --------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $    1,110,710    $    1,104,333
                                                                            ==============    ==============


        See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                          FOR THE SIX MONTHS ENDED
                                                                       ------------------------------
                                                                           APRIL 3,       MARCH 28,
(DOLLARS IN THOUSANDS)                                                      1998            1997
                                                                       --------------  --------------
OPERATING ACTIVITIES
             Net Cash Provided by Operating Activities                 $       20,948  $       22,266
                                                                       --------------  --------------

INVESTING ACTIVITIES
      Purchase of property, plant, and equipment                              (20,614)        (25,640)
      Purchase of businesses, net of cash acquired                            (46,948)        (25,697)
      Other, net                                                                6,076           1,044
                                                                       --------------  --------------
             Net Cash Used by Investing Activities                            (61,486)        (50,293)
                                                                       --------------  --------------

FINANCING ACTIVITIES
      Net borrowings on short-term obligations                                 22,326          33,673
      Proceeds from long-term borrowings                                           --          25,000
      Principal payments on long-term debt                                     (6,096)             --
      Proceeds from common stock issued to employees                           14,026          17,456
      Purchase of common stock                                                (43,712)        (45,093)
      Other, net                                                               (5,707)         (5,274)
                                                                       --------------  --------------
             Net Cash (Used)/Provided by Financing Activities                 (19,163)         25,762
                                                                       --------------  --------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                        2,753           5,484
                                                                       --------------  --------------
             Net (Decrease)/Increase in Cash and Cash Equivalents             (56,948)          3,219

             Cash and Cash Equivalents at Beginning of Period                 142,298          82,675
                                                                       --------------  --------------
             Cash and Cash Equivalents at End of Period                $       85,350  $       85,894
                                                                       ==============  ==============


        See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited


NOTE 1: The consolidated financial statements include the accounts of Varian Associates, Inc. and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The year ended September 26, 1997 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Form 10-K annual report. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the second quarter and six months ended April 3, 1998, are not necessarily indicative of the results to be expected for a full year or for any other periods.


NOTE 2: Inventories are valued at the lower of cost or market (net realizable value) using the last-in, first-out (LIFO) cost for the U.S. inventories of the Health Care Systems (except for X-ray Tube Products), Instruments, and Semiconductor Equipment segments. All other inventories are valued principally at average cost. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $49.4 million at April 3, 1998 and $48.4 million at September 26, 1997.


NOTE 3: The Company enters into forward exchange contracts to mitigate the effects of operational (sales orders and purchase commitments) and balance sheet exposures to fluctuations in foreign currency exchange rates. When the Company's foreign exchange contracts hedge operational exposure, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenue and expenses are recognized. When foreign exchange contracts hedge balance sheet exposure, such effects are recognized in income when the exchange rate changes. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these instruments do not subject the Company to risk that would otherwise result from changes in currency exchange rates. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments also are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Any deferred gains or losses are included in accrued expenses in the balance sheet. If a hedging instrument is sold or terminated prior to maturity, gains and losses continue to be deferred until the hedged item is recognized in income. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. At April 3, 1998, the Company had forward exchange contracts with maturities of twelve months or less to sell foreign currencies totaling $124.3 million ($42.2 million of Japanese yen, $21.0 million of French francs, $14.9 million of Italian lira, $10.7 million of Canadian dollars, $9.1 million of German marks, $8.2 million of Spanish pesetas, $4.5 million of British pounds, $3.6 million of Belgium francs, $3.3 million of Norwegian krone, $2.0 million of Dutch guilders, $1.5 million of Australian dollars, $1.1 million of Korean won, $1.0 million of Mexican pesos, $0.8 million of Taiwan dollars, and $0.4 million of Finnish marks) and to buy foreign currencies totaling $38.6 million ($12.2 million of British pounds, $6.5 million of Australian dollars, $6.4 million of Swiss francs, $3.1 million of Japanese yen, $2.3 million of French francs, $2.2 million of Swedish krona, $1.8 million of Spanish pesetas, $1.5 million of German marks, $1.0 million of Italian lira, $0.9 million of Brazilian real, $0.5 million of Dutch guilders, and $0.2 million of Canadian dollars).


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

               For certain of these facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of April 3, 1998, the Company nonetheless estimated that the Company's future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $16.9 million to $44.2 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to approximately 30 years as of April 3, 1998. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $16.9 million in estimated environmental costs as of April 3, 1998. The amount accrued has not been discounted to present value.

               As to other facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of April 3, 1998, the Company estimated that the Company's future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $45.3 million to $70.8 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to approximately 30 years as of April 3, 1998. As to each of these sites, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $52.9 million at April 3, 1998. The Company accordingly accrued $21.6 million, which represents this best estimate of the future costs discounted at 4%, net of inflation. This reserve is in addition to the $16.9 million described above.

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

               The Company evaluates its liability for environmental related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites. The Company received certain cash settlements during 1995 and 1996 from defendants in that lawsuit, and has a $0.5 million receivable in Other Current Assets at April 3, 1998. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental related expenditures, and the Company therefore has a $5.5 million receivable in Other Assets at April 3, 1998. Although the Company intends to aggressively pursue additional insurance recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

NOTE 5 The Company adopted SFAS 128, "Earnings per Share" during the first quarter of fiscal year 1998. Accordingly, net earnings per share were computed under two methods, basic and diluted, and prior periods were restated to conform to the new presentation and calculation. The impact of restatement was not significant.

               Basic net earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common stockholders by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive).

               A reconciliation of the numerator and denominator in the earnings per share calculation is presented as follows:


                                           Second Quarter Ended April 3, 1998             Second Quarter Ended March 28, 1997
                                      -------------------------------------------     -------------------------------------------
                                        Income          Shares         Per-Share        Income          Shares         Per-Share
                                      (Numerator)    (Denominator)       Amount       (Numerator)    (Denominator)      Amount
                                      -----------     -----------     -----------     -----------     -----------     -----------

BASIC EPS                             $    23,004          29,971     $      0.77     $    17,349          30,532     $      0.57

EFFECT OF DILUTIVE SECURITIES
Employee Stock Options                                        643           (0.02)                          1,058           (0.02)


                                      -----------     ----------      -----------     -----------     -----------     -----------
DILUTED EPS                           $    23,004          30,614     $      0.75     $    17,349          31,590     $      0.55
                                      ===========     ===========     ===========     ===========     ===========     ===========


Options to purchase 963,323 shares and 37,500 shares at average exercise prices of $58.19 at $60.99, respectively, were outstanding during the quarters ended April 3, 1998 and March 28, 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares.


                                             Six Months Ended April 3, 1998                Six Months Ended March 28, 1997
                                      -------------------------------------------     -------------------------------------------
                                        Income          Shares         Per-Share        Income          Shares         Per-Share
                                      (Numerator)    (Denominator)      Amount        (Numerator)    (Denominator)       Amount
                                      -----------     -----------     -----------     -----------     -----------     -----------

BASIC EPS                             $    42,711          30,029     $      1.42     $    30,170          30,619     $      0.99

EFFECT OF DILUTIVE SECURITIES
Employee Stock Options                                        732           (0.03)                            993           (0.04)


                                      -----------     -----------     -----------     -----------     -----------     -----------
DILUTED EPS                           $    42,711          30,761     $      1.39     $    30,170          31,612     $      0.95
                                      ===========     ===========     ===========     ===========     ===========     ===========

Options to purchase 694,994 and 42,595 shares at average exercise prices of $58.27 and $60.10, respectively, were outstanding during the six months ended April 3, 1998 and March 28, 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares.

NOTE 6: Non-cash investing activities for the six months ended April 3, 1998 included deferred payments of $7.0 million, net present value, as additional purchase price of a business not yet settled in cash. Non-cash investing activities for the six months ended April 3, 1998 also included the acquisition of a business in exchange for $5.2 million of accounts receivable.

NOTE 7:        Included in other assets at April 3, 1998 and September 26,
               1997 is goodwill of $91.9 million and $45.9 million, respectively (net of accumulated amortization of $8.0 million and $6.5 million, respectively), which is the excess of the cost of acquired businesses over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is amortized on a straight-line basis over periods ranging from 10 to 40 years.

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

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


        On April 23, 1998, the Company reported higher sales and earnings for the second quarter of fiscal 1998. Orders for the period were below the year-ago's total; however, the decline was due entirely to slower demand in the semiconductor equipment industry. The Company's Health Care Systems and Instruments businesses posted higher bookings for the quarter. Second-quarter orders amounted to $333 million compared to $376 million in 1997's second period. Sales for the quarter rose 10% to $373 million from the year-ago's $338 million, and increased 20% after adjustments for the sale of the Company's Thin Film Systems (TFS) business last June. Net earnings for the second quarter increased to $23 million from the prior year's $17.3 million. Diluted earnings per share of $0.75 were up 36% from $0.55 in the year-ago period, and rose 39% after the TFS adjustment. (All earnings per share amounts represent diluted earnings per share as defined within Statement of Financial Accounting Standards No. 128.). Second quarter backlog declined 8% from the previous year to $578 million and declined 2% from the prior year's level after adjusting for the TFS sale. For the first six months of fiscal 1998, net earnings of $42.7 million rose 42% above the prior year's $30.2 million, while diluted earnings per share of $1.39 were up 46% from last year's $0.95. First-half orders of $718 million were 1% below the year-ago period, but increased 6% after the TFS adjustment. Sales for the first six months were up 9% to $718 million from the prior year's $660 million, but increased 20% over 1997 on a TFS-adjusted basis. All three of the Company's businesses contributed to the higher revenues for both the second quarter and the first-half of fiscal 1998. Gross margins improved or were maintained in all three segments in the first half.

        The Company's Health Care Systems business posted first-half orders of $253 million, up 10% from the level of a year ago. The growth in demand for cancer therapy products from the Company's Oncology Systems unit more than offset a decline in bookings for its x-ray products. Second-quarter orders were up 9% from the 1997 quarter as both operations posted sequential gains. Year-to-date sales rose 12% from the prior year to $229 million with second quarter revenues up 22% from the year-ago quarter and 33% above the previous three months. While both the oncology and x-ray product lines contributed to the gains, the improved performance was driven largely by the oncology unit's new products and particularly its ancillary product offerings which range from patient management software to bolt-on accessories to enhance machine performance. Backlog rose to $353 million at the end of the second quarter from the year-ago period. Margins, while down from the year-ago quarter, improved from the first quarter's level.

        First-half orders of $262 million for the Company's Instruments business were flat versus the prior year's $263 million. Second-quarter orders of $132 million edged ahead of the year-ago's $129 million. Second-quarter sales of $136 million resulted in first-half revenues of $273 million, up 8% from 1997's first-half. Backlog declined 6% to $114 million. Margins improved over the prior year for both the quarter and the first half. Nearly all of the Company's instrument product lines contributed to the positive results, offsetting the slower business for its printed circuit board contract manufacturing operation.

        Reduced demand prompted by industry overcapacity and the turmoil in the Asian financial markets tempered second-quarter orders for the Company's Semiconductor Equipment business. Orders for the first six months of fiscal 1998 were $191 million, down 12% from the year-ago period; however, first -half orders rose 11% from fiscal 1997 after the TFS adjustment. Second-quarter orders declined 41% sequentially, and were down 20% from the prior year on a TFS-adjusted basis. Second-quarter sales of $105 million were up 6% from the prior year, and rose 46% on a TFS-adjusted basis. Sales of $215 million for the first-half were up 7% from the year-ago period, but rose 57% on a TFS-adjusted basis. Backlog of $115 million fell 27% from the close of the first quarter. Margins for both the second quarter and the six-month period improved over the previous year due to cost reductions.

        The Company expects the second-half of the fiscal year to present some challenges, particularly with the weakness in Asia likely to have a somewhat more pronounced effect on the Company's Semiconductor Equipment and Instruments operations. With the likelihood that a full recovery in chip equipment demand will not appear for several more quarters, the Company is tempering its views of total company sales and earnings for the year overall.


FINANCIAL CONDITION

        The Company's financial condition remained strong during the first six months of fiscal 1998. Operating activities provided cash of $20.9 million in the first-half of fiscal 1998 and provided $22.3 million in the same period last year. Investing activities used $61.5 million in the first six months of fiscal 1998, $46.9 million for the purchase of businesses and $20.6 million for the purchase of property, plant and equipment. The purchase of businesses caused Other Assets to increase $34.9 million to $130.2 million, due to the recording of goodwill. Investing activities in the same period last year used $50.3 million, $25.7 million for the purchase of a business and $25.6 million for the purchase of property, plant and equipment. Financing activities used $19.2 million in the first half of fiscal 1998 and included $29.7 million used to buy back shares of the Company's stock, including shares purchased to offset the issuance of stock to employees. Financing activities in the first six months of fiscal 1997 provided $25.8 million, which included $25.0 million in long-term borrowing. Total debt as a percentage of total capital increased to 17.0% at the end of the second quarter of fiscal 1998 as compared with 14.9% at fiscal year end, 1997. The ratio of current assets to current liabilities was 1.68 to 1 at April 3, 1998 compared to 1.75 to 1 at fiscal year end 1997. The Company has $50 million available in unused committed lines of credit.


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

        For certain of these facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of April 3, 1998, the Company nonetheless estimated that the Company's future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $16.9 million to $44.2 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to approximately 30 years as of April 3, 1998. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $16.9 million in estimated environmental costs as of April 3, 1998. The amount accrued has not been discounted to present value.

        As to other facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of April 3, 1998, the Company estimated that the Company's future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $45.3 million to $70.8 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to approximately 30 years as of April 3, 1998. As to each of these sites, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $52.9 million at April 3, 1998. The Company accordingly accrued $21.6 million, which represents this best estimate of the future costs discounted at 4%, net of inflation. This reserve is in addition to the $16.9 million described above.

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

        The Company evaluates its liability for environmental related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites. The Company received certain cash settlements during 1995 and 1996 from defendants in that lawsuit, and has a $0.5 million receivable in Other Current Assets at April 3, 1998. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental related expenditures, and the Company therefore has a $5.5 million receivable in Other Assets at April 3, 1998. Although the Company intends to aggressively pursue additional insurance recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.


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


FORWARD LOOKING INFORMATION

        Except for historical information, this Management's Discussion and Analysis contains forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: product demand and market acceptance risks; the effect of general economic conditions and foreign currency fluctuations; the impact of competitive products and pricing; new product development and commercialization; the timing of renewed growth in worldwide health care and semiconductor equipment demand; the impact of managed care initiatives in the U.S. on capital expenditures and resulting pricing pressures on medical equipment; the continued improvement of the various instruments markets the Company serves; the ability to increase operating margins on higher sales; the impact of economic conditions in Korea and other Asian markets on the Company's sales in those areas; successful implementation of corrective actions to address the impact of the year 2000 on the Company; and other risks detailed from time to time in the Company's filings with the Securities and Exchanges Commission.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of Varian Associates, Inc.:

We have reviewed the consolidated balance sheet of Varian Associates, Inc. and its subsidiaries as of April 3, 1998, and the related consolidated statements of earnings for the quarters and semi-annual periods ended April 3, 1998 and March 28, 1997, and the condensed consolidated statements of cash flows for the semi-annual periods ended April 3, 1998 and March 28, 1997. These financial statements are the responsibility of the Company's management.

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


                                            /s/ Coopers & Lybrand   L.L.P.
                                            ---------------------------------
                                            COOPERS & LYBRAND  L.L.P.


San Jose, California
April 22, 1998

PART II.  OTHER INFORMATION

Item 4         Submission of Matters to a Vote of Security Holders
At the Company's Annual Meeting of Stockholders held on February 19, 1998, the stockholders of the Company voted on the election of five directors to the Company's Board of Directors for three-year terms. The voting on each such nominee for director was as follows:


                                Votes         Votes                    Broker
Nominee                          For         Withheld   Abstentions  Nonvotes(1)
--------                       --------     ---------   -----------  -----------
John Seely Brown              26,042,211     159,103         0
Robert W. Dutton              26,045,545     155,769         0
Samuel Hellman                26,053,619     147,695         0
Terry R. Lautenbach           26,050,781     150,533         0
David E. Mundell              26,057,611     143,703         0


At the Annual Meeting of Stockholders, the stockholders also voted on a proposal to approve an amendment to the Company's Omnibus Stock Plan. The voting on that proposal was as follows:


                                Votes         Votes                    Broker
Proposal                         For         Withheld   Abstentions  Nonvotes(1)
---------                       -----        --------   -----------  -----------
To approve an amendment
to the Omnibus Stock Plan.    25,559,838     487,844      153,632


(1) Pursuant to the Rules of the New York Stock Exchange, this election of directors constituted a routine matter, and therefore brokers were permitted to vote without receipt of instructions from clients.


 Item 6        Exhibits and Reports on Form 8-K

(a)     Exhibits:

           Exhibit 15  Letter Regarding Unaudited Interim Financial Information.

           Exhibit 27 Financial Data Schedule for the six months ended April 3, 1998 (EDGAR filing only).

(b)     Reports on Form 8-K:

           There were no reports on Form 8-K filed for the second quarter ended April 3, 1998.

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


                                             VARIAN ASSOCIATES, INC.
                                             -----------------------
                                                   Registrant


                                                  May 15, 1998
                                             -----------------------
                                                      Date


                                               /s/ Wayne P. Somrak
                                             -----------------------
                                                 Wayne P. Somrak
                                          Vice President and Controller
                                           (Chief Accounting Officer)

                                INDEX OF EXHIBITS


Exhibit
Number
------
15      Letter Regarding Unaudited Interim Financial Information.

27 Financial Data Schedule for the six months ended April 3, 1998 (EDGAR filing only).