Form 10-Q
period 1998-07-03
VARIAN ASSOCIATES INC /DE/
filed 1998-08-13
CIK 203527

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


       (MARK ONE)

          ---
           X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 3, 1998


                                      OR


          ---
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---           SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSISTION PERIOD FROM            TO
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


         Number of shares of Common Stock, par value $1 per share, outstanding as of the close of business on July 31, 1998: 29,729,000 shares.

                         PART 1. FINANCIAL INFORMATION
                         -----------------------------

                         ITEM 1. FINANCIAL STATEMENTS
                         ----------------------------

               VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                      -----------------------------------
                                    UNAUDITED

                                                    THIRD QUARTER ENDED                    NINE MONTHS ENDED
----------------------------------------------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS                            JULY 3,           JUNE 27,           JULY 3,           JUNE 27,
EXCEPT PER SHARE AMOUNTS)                         1998              1997               1998              1997
----------------------------------------------------------------------------------------------------------------------
SALES                                         $     340,002    $    359,903        $   1,057,664     $    1,020,049
                                                -----------      ----------          -----------       ------------
OPERATING COSTS AND EXPENSES
  Cost of sales                                     216,334         227,507              667,545            651,833
  Research and development                           24,486          29,366               79,992             84,948
  Marketing                                          49,390          51,710              147,270            149,192
  General and administrative                         20,952          20,301               67,211             54,169
                                                -----------      ----------          -----------       ------------
  TOTAL OPERATING COSTS AND EXPENSES                311,162         328,884              962,018            940,142
                                                -----------      ----------          -----------       ------------
OPERATING EARNINGS                                   28,840          31,019               95,646             79,907

  Interest expense                                   (2,223)         (2,307)              (5,852)            (6,072)
  Interest income                                     1,601             921                3,625              2,208
  Gain on Sale of Thin Film Systems                     -            51,039                  -               51,039
                                                -----------      ----------          -----------       ------------
EARNINGS BEFORE TAXES                                28,218          80,672               93,419            127,082
  Taxes on earnings                                   9,740          28,240               32,230             44,480
                                                -----------      ----------          -----------       ------------
NET EARNINGS                                  $      18,478    $     52,432        $      61,189     $       82,602
                                                ===========      ==========          ===========       ============
AVERAGE SHARES OUTSTANDING - BASIC                   29,825          30,383               29,965             30,537
                                                ===========      ==========          ===========       ============
AVERAGE SHARES OUTSTANDING - DILUTED                 30,294          31,229               30,610             31,474
                                                ===========      ==========          ===========       ============

NET EARNINGS PER SHARE - BASIC                $        0.62    $       1.73        $        2.04     $         2.70
                                                ===========      ==========          ===========       ============
NET EARNINGS PER SHARE - DILUTED              $        0.61    $       1.68        $        2.00     $         2.62
                                                ===========      ==========          ===========       ============


----------------------------------------------------------------------------------------------------------------------

Dividends Declared Per Share                  $        0.10    $       0.09        $        0.29     $         0.26

Order Backlog                                                                      $     529,621     $      583,200

----------------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------
                                                                                JULY 3,           SEPTEMBER 26,
                                                                                 1998                   1997
(DOLLARS IN THOUSANDS EXCEPT PAR VALUES)                                      (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                               $       151,147       $        142,298
   Accounts receivable                                                             365,873                418,978
   Inventories
      Raw materials and parts                                                      127,199                 97,220
      Work in process                                                               47,740                 37,431
      Finished goods                                                                33,957                 24,947
                                                                             --------------        ---------------
        Total inventories                                                          208,896                159,598
   Other current assets                                                            106,220                 92,596
                                                                             --------------        ---------------
      TOTAL CURRENT ASSETS                                                         832,136                813,470
                                                                             --------------        ---------------

Property, Plant, and Equipment                                                     486,494                460,251
 Accumulated depreciation and amortization                                        (287,508)              (264,612)
                                                                             --------------        ---------------
    NET PROPERTY, PLANT, AND EQUIPMENT                                             198,986                195,639
                                                                             --------------        ---------------

Other Assets                                                                       131,105                 95,224
                                                                             ==============        ===============
    TOTAL ASSETS                                                           $     1,162,227       $      1,104,333
                                                                             ==============        ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                           $        36,566       $         18,668
   Accounts payable - trade                                                         67,901                 83,771
   Accrued expenses                                                                255,078                269,067
   Product warranty                                                                 43,410                 37,620
   Advance payments from customers                                                  58,346                 55,184
                                                                             --------------        ---------------
    TOTAL CURRENT LIABILITIES                                                      461,301                464,310

Long-Term Accrued Expenses                                                          37,952                 35,752
Long-Term Debt                                                                     111,090                 73,186
Deferred Taxes                                                                       7,068                  6,508
                                                                             --------------        ---------------
    TOTAL LIABILITIES                                                              617,411                579,756
                                                                             --------------        ---------------

Contingencies   (Note 4)

STOCKHOLDERS' EQUITY
   Preferred stock
     Authorized 1,000,000 shares, par value $1, issued none                              -                      -
   Common stock
     Authorized   99,000,000  shares,  par  value  $1,  issued  and  outstanding
     29,793,000 shares at July 3, 1998 and 30,108,000 shares at
     September 26, 1997                                                             29,793                 30,108
  Retained earnings                                                                515,023                494,469
                                                                             --------------        ---------------
    TOTAL STOCKHOLDERS' EQUITY                                                     544,816                524,577
                                                                             --------------        ---------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $     1,162,227       $      1,104,333
                                                                             ==============        ===============

See accompanying notes to the consolidated financial statements.

               VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                   UNAUDITED

                                                                           FOR THE NINE MONTHS ENDED
-----------------------------------------------------------------------------------------------------------
                                                                           JULY 3,           JUNE 27,
(DOLLARS IN THOUSANDS)                                                      1998               1997
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
               Net Cash Provided by Operating Activities                 $   65,525         $   47,622
                                                                          ----------         ----------

INVESTING ACTIVITIES
      Proceeds from the sale of Thin Film Systems                             -                145,500
      Purchase of property, plant, and equipment                            (31,821)           (39,743)
      Purchase of businesses, net of cash acquired                          (50,548)           (36,602)
      Other, net                                                              8,706             (6,243)
                                                                          ----------         ----------
               Net Cash (Used)/Provided by Investing Activities             (73,663)            62,912
                                                                          ----------         ----------

FINANCING ACTIVITIES
      Net borrowings on short-term obligations                               17,379              3,167
      Proceeds from long-term borrowings                                     38,000             25,000
      Proceeds from common stock issued to employees                         16,516             22,577
      Purchase of common stock                                              (48,789)           (65,430)
      Other, net                                                             (8,780)            (8,005)
                                                                          ----------         ----------
               Net Cash Provided/(Used) by Financing Activities              14,326            (22,691)
                                                                          ----------         ----------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                      2,661              4,194
                                                                          ----------         ----------
               Net Increase in Cash and Cash Equivalents                      8,849             92,037

               Cash and Cash Equivalents at Beginning of Period             142,298             82,675
                                                                          ----------         ----------
               Cash and Cash Equivalents at End of Period                $  151,147         $  174,712
                                                                          ==========         ==========


See accompanying notes to the consolidated financial statements.

               VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES


                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                ----------------------------------------------

                                   Unaudited

NOTE 1: The consolidated financial statements include the accounts of Varian Associates, Inc. and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The year ended September 26, 1997 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Form 10-K annual report. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the third quarter and nine months ended July 3, 1998, are not necessarily indicative of the results to be expected for a full year or for any other periods.

NOTE 2: Inventories are valued at the lower of cost or market (net realizable value) using the last-in, first-out (LIFO) cost for the U.S. inventories of the Health Care Systems (except for X-ray Tube Products), Instruments, and Semiconductor Equipment segments. All other inventories are valued principally at average cost. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $49.9 million at July 3, 1998 and $48.4 million at September 26, 1997.

NOTE 3: The Company enters into forward exchange contracts to mitigate the effects of operational (sales orders and purchase commitments) and balance sheet exposures to fluctuations in foreign currency exchange rates. When the Company's foreign exchange contracts hedge operational exposure, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenue and expenses are recognized. When foreign exchange contracts hedge balance sheet exposure, such effects are recognized in income when the exchange rate changes. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these instruments do not subject the Company to risk that would otherwise result from changes in currency exchange rates. Gains and

----------------------------------------------------------

NOTE 3:       (Continued)
              -----------

              losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments also are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Any deferred gains or losses are included in accrued expenses in the balance sheet. If a hedging instrument is sold or terminated prior to maturity, gains and losses continue to be deferred until the hedged item is recognized in income. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. At July 3, 1998, the Company had forward exchange contracts with maturities of twelve months or less to sell foreign currencies totaling $144.9 million ($29.7 million of Japanese yen, $25.2 million of French francs, $15.1 million of German marks, $14.0 million of Canadian dollars, $11.2 million of Spanish pesetas, $11.1 million of Italian lira, $8.7 million of Korean won, $7.8 million of British pounds, $5.3 million of Australian dollars, $4.8 million of Portuguese escudos, $4.5 million of Belgium francs, $2.3 million of Irish punt, $1.2 million of Dutch guilders, $1.0 million of Swedish krona, $0.9 million of Finnish marks, $0.8 million of Singapore dollars, $0.5 million of Argentine pesos, $0.4 million of Mexican pesos, $0.3 million of Austrian schillings, and $0.1 million of Danish krone) and to buy foreign currencies totaling $64.1 million ($30.4 million of Dutch gilders, $6.2 million of Australian dollars, $5.9 million of British pounds, $5.5 million of French francs, $4.0 million of Swiss francs, $2.2 million of Belgium francs, $2.1 million of Swedish krona, $2.0 million of Spanish pesetas, $1.9 million of German marks, $1.3 million of Canadian dollars, $1.1 million of Portuguese escudos, $1.0 million of Brazilian real, $0.4 million of Finnish marks, and $0.1 million of Italian lira).

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

----------------------------------------------------------

NOTE 4:       (Continued)
              -----------

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

              For certain of these facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of July 3, 1998, the Company nonetheless estimated that the Company's future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $16.2 million to $43.4 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to approximately 30 years as of July 3, 1998. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $16.2 million in estimated environmental costs as of July 3, 1998. The amount accrued has not been discounted to present value.

              As to other facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of July 3, 1998, the Company estimated that the Company's future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $44.5 million to $70.0 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to approximately 30 years as of July 3, 1998. As to each of these sites, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $52.2 million at July 3, 1998. The Company accordingly accrued $20.8 million, which represents this best estimate of the future costs discounted at 4%, net of inflation. This reserve is in addition to the $16.2 million described above.

----------------------------------------------------------

NOTE 4:       (Continued)
              -----------

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

              The Company evaluates its liability for environmental related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites. The Company received certain cash settlements during 1995 and 1996 from defendants in that lawsuit, and has a $0.5 million receivable in Other Current Assets at July 3, 1998. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental related expenditures, and the Company therefore has a $5.5 million receivable in Other Assets at July 3, 1998. Although the Company intends to aggressively pursue additional insurance recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

NOTE 5: The Company adopted SFAS 128, "Earnings per Share" during the first quarter of fiscal year 1998. Accordingly, net earnings per share were computed under two methods, basic and diluted, and prior periods were restated to conform to the new presentation and calculation. The impact of restatement was not significant.

----------------------------------------------------------

NOTE 5:       (Continued)
              -----------

              Basic net earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common stockholders by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive). A reconciliation of the numerator and denominator used in the earnings per share calculations are presented as follows:


                                          THIRD QUARTER ENDED JULY 3, 1998                THIRD QUARTER ENDED JUNE 27, 1997
                                      ----------------------------------------        -----------------------------------------
                                        Income          Shares       Per-Share          Income         Shares        Per-Share
                                      (Numerator)    (Denominator)     Amount         (Numerator)   (Denominator)      Amount
                                      -----------    -------------     ------         -----------   -------------      ------
BASIC EPS                               $18,478         29,825          $0.62           $52,432         30,383          $1.73

EFFECT OF DILUTIVE SECURITIES
Employee Stock Options                                     469          (0.01)                             846          (0.05)

                                      ----------------------------------------        -----------------------------------------
DILUTED EPS                             $18,478         30,294          $0.61           $52,432         31,229          $1.68
                                      ========================================        =========================================

              Options to purchase 2,713,367 shares and 85,850 shares at average exercise prices of $52.02 and $56.16, respectively, were outstanding during the quarters ended July 3, 1998 and June 27, 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares.

                                           NINE MONTHS ENDED JULY 3, 1998                  NINE MONTHS ENDED JUNE 27, 1997
                                      ----------------------------------------        -----------------------------------------
                                        Income          Shares       Per-Share          Income         Shares        Per-Share
                                      (Numerator)    (Denominator)     Amount         (Numerator)   (Denominator)      Amount
                                      -----------    -------------     ------         -----------   -------------      ------
BASIC EPS                               $61,189         29,965          $2.04           $82,602         30,537          $2.70

EFFECT OF DILUTIVE SECURITIES
Employee Stock Options                                     645          (0.04)                             937          (0.08)

                                      ----------------------------------------        -----------------------------------------
DILUTED EPS                             $61,189         30,610          $2.00           $82,602         31,474          $2.62
                                      ========================================        =========================================

              Options to purchase 803,138 shares and 58,546 shares at average exercise prices of $58.13 and $58.01, respectively, were outstanding during the quarters ended July 3, 1998 and June 27, 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares.

----------------------------------------------------------

NOTE 6: Non-cash investing activities for the nine months ended July 3, 1998 included deferred payments of $7.0 million, net present value, as additional purchase price of a business not yet settled in cash. Non-cash investing activities for the nine months ended July 3, 1998 also included the acquisition of a business in exchange for $5.2 million of accounts receivable.

NOTE 7: Included in other assets at July 3, 1998 and September 26, 1997 is goodwill of $90.1 million and $45.9 million, respectively (net of accumulated amortization of $8.5 million and $6.5 million, respectively), which is the excess of the cost of acquired businesses over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is amortized on a straight-line basis over periods ranging from 10 to 40 years.

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

NOTE 8: In June 1998, the Financial Accounting and Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and heding activities and supersedes and amends a number of existing standards. SFAS 133 is effective for the Company's fiscal year 2000. The Company will be studying the implications of the Statement, but the impact of its implementation on the financial statements of the Company has not yet been determined.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------  -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

   On July 23, 1998 the Company reported lower orders, sales, and earnings for the third quarter of fiscal 1998 compared to the third quarter last year. The declines were due largely to the continued lower results in the Company's semiconductor equipment business, which is in the midst of an industry-wide downturn. Total orders for the third quarter were $315 million, down 11% from $354 million in the 1997 quarter. Third-quarter sales of $340 million dropped 6% below the prior year's $360 million, and were off 1% after adjustments for the 1997 sale of the Company's Thin Film Systems (TFS) semiconductor equipment business. Third-quarter net earnings were $18.5 million compared to $52.4 million in 1997's third quarter. Through the first nine months of fiscal 1998 net earnings declined to $61.2 million compared to the year-ago's $82.6 million. Fiscal 1997 earnings for both the third quarter and year-to-date periods include a $33.2 million after-tax gain on the TFS sale, representing earnings per share of $1.06 for the quarter and $1.05 for the nine months. Diluted earnings per share for the third quarter totaled $0.61 compared to $1.68 in 1997's third quarter. For the year-to-date period, diluted earnings per share were $2.00 compared to the previous year's $2.62. (All earnings per share amounts represent diluted earnings per share as defined within Statement of Financial
Accounting Standards No. 128.)   The 1997 earnings amounts also include a $3
million ($.10/share) third-quarter loss and a $4 million ($.14/share) loss for the nine months from the Thin Film unit's operations in those periods. Orders for the first nine months of $1.033 billion were 4% below the year-ago's $1.077 billion; year to date orders rose 1% after adjusting for the TFS sale. Year-to-date sales of $1.058 billion were up 4% from the $1.020 billion posted in the first nine months of 1997, and rose 12% on a Thin Film-adjusted basis. Backlog declined to $530 million at the end of the third quarter, down 9% from the same period in 1997. The current quarter's results reflect the mixed conditions in the Company's three diverse business segments, where a strong performance in Health Care Systems' cancer therapy business was more than offset by slower orders and sales in the Semiconductor Equipment and Instruments segments. Gross margin gains in the Health Care and Instruments areas were overcome by lower returns from Semiconductor Equipment activities.

   Nine-month orders for the Company's Health Care Systems segment were $408 million, up 20% from the prior year period as an increased demand for oncology products more than offset a decline in x-ray product orders. Third-quarter orders were up 42% from the previous year and rose 18% over the second quarter. Sales followed a similar pattern, growing 15%, to $361 million, for the year-to-date and 19%, to $131 million, for the third quarter from the comparable 1997 periods. The sales and orders growth was due to continuing strong demand for the Company's cancer therapy systems. Health Care Systems backlog of $357 million rose 8% from the prior year, while margins grew from last year on both a quarterly and sequential basis.

   The Company's Instruments business orders for the nine months totaled $393 million, down 3% from the previous year, with the NMR instruments and the printed circuit board manufacturing businesses accounting for most of the decline. Third-quarter orders were off 8% from the prior year at $131 million. Sales for the year-to-date period

------------------------------------------------

rose 3% to $399 million, and were down 5% from 1997 on a quarterly basis at $127 million. Instruments business margins and profits improved for both the quarter and the year to date. Backlog declined 10% to $115 million from the year-ago level, and grew 1% sequentially. Although the Asian financial turmoil has had some impact on these operations, most of the Company's traditional instrument lines have fared reasonably well given the circumstances.

   Orders for the Company's Semiconductor Equipment business for the year-to-date period were down 28% to $236 million from the 1997 period and off 11% after the TFS adjustment. Third-quarter orders fell 58% from the year-ago period and 52% after the TFS adjustment. Sales for the nine months were $296 million, down 7% from the year-ago period, and rose 25% on a TFS-adjusted basis. Third-quarter sales of $81 million declined 30% from 1997's third quarter and were down 19% on a TFS-adjusted basis. Backlog of $79 million declined substantially from both the year-ago and the previous quarter. Operating margins were positive but off significantly from both 1997's third quarter and the previous quarter. The Company's Semiconductor Equipment segment will likely continue to struggle against the effects of industry overcapacity and the turmoil in Asia for several more quarters. As a result, this business is expected to experience lower order rates for the remainder of the year.

   With the continuing downturn in the semiconductor capital equipment market along with the continued erosion of the financial situation in Asia, the Company has further scaled back its expectations for near-term sales and earnings growth.

FINANCIAL CONDITION

   The Company's financial condition remained strong during the first nine months of fiscal 1998. Operating activities provided cash of $65.5 million in the first nine months of fiscal 1998 and provided $47.6 million in the same period last year. Investing activities used $73.7 million in the first nine months of fiscal 1998, $50.5 million for the purchase of businesses and $31.8 million for the purchase of property, plant and equipment. The purchase of businesses caused Other Assets to increase $35.9 million to $131.1 million, due to the recording of goodwill. Investing activities in the same period last year provided $62.9 million inclusive of $145.5 million in proceeds from the sale of the Thin Film Systems operations, partially offset by the purchase of businesses of $36.6 million and the purchase of property, plant and equipment of $39.7 million. Financing activities provided $14.3 million in the first nine months of fiscal 1998 which included $32.3 million used to buy back shares of the Company's stock, including shares purchased to offset the issuance of stock to employees and proceeds of $38.0 million from long-term borrowing. Financing activities used $22.7 million during the first nine months of fiscal 1997, which included $42.9 million used to buy back shares of the Company's stock, including shares purchased to offset the issuance of stock to employees and proceeds of $25.0 million from long-term borrowing. Total debt as a percentage of total capital increased to 21.32% at the end of the third quarter of fiscal 1998 as compared with 14.90% at fiscal year end, 1997. The ratio of current assets to current liabilities was 1.80 to 1 at July 3, 1998, compared to 1.75 to 1 at fiscal year end, 1997. As of July 3, 1998, the Company has available $50 million in unused committed lines of credit.

------------------------------------------------

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

   For certain of these facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of July 3, 1998, the Company nonetheless estimated that the Company's future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $16.2 million to $43.4 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to approximately 30 years as of July 3, 1998. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $16.2 million in estimated environmental costs as of July 3, 1998. The amount accrued has not been discounted to present value.

   As to other facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of July 3, 1998, the Company estimated that the Company's future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $44.5 million to $70.0 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to approximately 30 years as of July 3, 1998. As to each of these sites, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $52.2 million at July 3, 1998. The Company accordingly accrued $20.8 million, which represents this best estimate of the future costs discounted at 4%, net of inflation. This reserve is in addition to the $16.2 million described above.

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

------------------------------------------------

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

   The Company evaluates its liability for environmental related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites. The Company received certain cash settlements during 1995 and 1996 from defendants in that lawsuit, and has a $0.5 million receivable in Other Current Assets at July 3, 1998. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental related expenditures, and the Company therefore has a $5.5 million receivable in Other Assets at July 3, 1998. Although the Company intends to aggressively pursue additional insurance recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

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

------------------------------------------------

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

FORWARD LOOKING INFORMATION

     Except for historical information, this Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: product demand and market acceptance risks; the effect of general economic conditions and foreign currency fluctuations; the impact of competitive products and pricing; new product development and commercialization; the timing of renewed growth in worldwide health care and semiconductor equipment demand; the impact of managed care initiatives in the U.S. on capital expenditures and resulting pricing pressures on medical equipment; the continued improvement of the various instruments markets the Company serves; the ability to increase operating margins on higher sales; the impact of economic conditions in Korea and other Asian markets on the Company's sales in those areas; successful implementation by the Company and certain third parties of corrective actions to address the impact of the year 2000 on the Company; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors of Varian Associates, Inc.:

We have reviewed the consolidated balance sheet of Varian Associates, Inc. and its subsidiaries as of July 3, 1998, and the related consolidated statements of earnings for the quarters and nine-month periods ended July 3, 1998 and June 27, 1997, and the condensed consolidated statements of cash flows for the nine-month periods ended July 3, 1998 and June 27, 1997. These financial statements are the responsibility of the Company's management.

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


                                       /s/ PricewaterhouseCoopers LLP
                                       -------------------------------
                                       PricewaterhouseCoopers LLP


San Jose, California
July 22, 1998

PART II.  OTHER INFORMATION
---------------------------

Item 6    Exhibits and Reports on Form 8-K
------    --------------------------------

(a)  Exhibits:
     ---------

       Exhibit 15    Letter Regarding Unaudited Interim Financial Information.

       Exhibit 27 Financial Data Schedule for the nine months ended July 3, 1998 (EDGAR filing only).

(b)  Reports on Form 8-K:

       There were no reports on Form 8-K filed for the third quarter ended July 3, 1998.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               VARIAN ASSOCIATES, INC.
                                         -------------------------------------
                                                      Registrant


                                                    August 13, 1998
                                         -------------------------------------
                                                         Date


                                                  /s/ Wayne P. Somrak
                                         -------------------------------------
                                                    Wayne P. Somrak
                                             Vice President and Controller
                                              (Chief Accounting Officer)

                               INDEX OF EXHIBITS

Exhibit
Number
------

 15       Letter Regarding Unaudited Interim Financial Information.

 27 Financial Data Schedule for the nine months ended July 3, 1998 (EDGAR filing only).