Form 10-K405
period 1998-10-02
VARIAN ASSOCIATES INC /DE/
filed 1998-12-31
CIK 203527

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K
(MARK ONE)
  [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 2, 1998
                                       OR
  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM        TO
                         COMMISSION FILE NUMBER: 1-7598

             EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER:

                            VARIAN ASSOCIATES, INC.

     STATE OR OTHER JURISDICTION OF                   IRS EMPLOYER
     INCORPORATION OR ORGANIZATION:               IDENTIFICATION NO.:
                DELAWARE                               94-2359345

          ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES:
               3050 HANSEN WAY, PALO ALTO, CALIFORNIA 94304-1000
                                 (650) 493-4000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B)OF THE ACT:

  TITLE OF EACH
      CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -------------      -----------------------------------------

  COMMON STOCK,               NEW YORK STOCK EXCHANGE
  $1 PAR VALUE                    PACIFIC EXCHANGE
 PREFERRED STOCK              NEW YORK STOCK EXCHANGE
  PURCHASE RIGHTS                 PACIFIC EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G)OF THE ACT:
                                      NONE
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incoporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the registrant's common stock held by non-affiliates as of December 15, 1998 was $1,060,660,000.

  The number of shares of the registrants's common stock outstanding as of December 15, 1998 was 29,909,061 shares of $1 par value common stock.

  An index of exhibits filed with this Form 10-K is located on page 38.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                     ------------------------------------
DOCUMENT DESCRIPTION                                                 10-K PART
--------------------                                                 ---------
Certain sections, identified by caption, of the Definitive Proxy
 Statement for the Registrant's 1999 Annual Meeting of Stockholders
 (the "Proxy Statement")............................................    III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             VARIAN ASSOCIATES, INC

                                   FORM 10-K

                   FOR THE FISCAL YEAR ENDED OCTOBER 2, 1998

                               TABLE OF CONTENTS

                                                   PART I
Item 1.   Business ...............................................................................   1
Item 2.   Properties..............................................................................  24
Item 3.   Legal Proceedings ......................................................................  24
Item 4.   Submission of Matters to a Vote of Security Holders ....................................  24
                                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters ..............  25
Item 6.   Selected Financial Data ................................................................  25
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ..  26
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk..............................  34
Item 8.   Financial Statements and Supplementary Data ............................................  36
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...  36
                                                  PART III
Item 10.  Directors and Executive Officers of the Registrant .....................................  37
Item 11.  Executive Compensation .................................................................  37
Item 12.  Security Ownership of Certain Beneficial Owners and Management..........................  37
Item 13.  Certain Relationships and Related Transactions .........................................  37
                                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................  37

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

OVERVIEW

  Varian Associates, Inc. together with its subsidiaries (hereinafter referred to as "Varian," the "Company" or the "Registrant") is a high-technology enterprise that was incorporated in 1948. It is engaged in the research, development, manufacture, and marketing of products and services for health care, scientific and industrial research, environmental monitoring and semiconductor fabrication. The Company's principal business segments are health care systems, instruments, and semiconductor equipment. Its foreign subsidiaries engage in one or more of the aforementioned businesses and market the Company's products outside the United States.

  The Company sells its products throughout the world and has 30 field sales offices in the United States and 68 sales offices in other countries. In general, its markets are quite competitive, characterized by the application of advanced technology and by the development of new products and applications. Many of the Company's competitors are large, well-known manufacturers, but there is no competitor that competes across all of the Company's segments. Additional information regarding the Company's competitors is set forth under the headings "The Instruments Business," "The Semiconductor Equipment Business," and "The Health Care Systems Business" in this Part I.

  There were no material changes in the kinds of products produced or in the methods of distribution since the beginning of the fiscal year. The Company anticipates adequate availability of raw materials. Additional information regarding the Company's products, methods of distribution and availability of raw materials is set forth under the headings "The Instruments Business," "The Semiconductor Equipment Business," and "The Health Care Systems Business" in this Part I.

  The Company's operations are subject to various federal, state and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of or in consultation with federal, state, and/or local agencies at certain current or former Company facilities (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Environmental Matters" herein and "Contingencies," in the Notes to the Consolidated Financial Statements for additional information).

  The Company's operations are grouped into three segments, the Instruments business ("IB"), the Semiconductor Equipment business ("SEB"), and the Health Care Systems business ("HCS"). These segments, their products, and the markets they serve are described under the headings "The Instruments Business," "The Semiconductor Equipment Business," and "The Health Care Systems Business" in this Part I.

INTERNATIONAL SALES

  The Company's sales to customers outside of the United States were $767 million for fiscal year 1998, 54% of total Company sales. International sales were $720 million for fiscal year 1997, 50% of total sales and $918 million for fiscal year 1996, 57% of total Company sales. Additional information regarding the Company's sales to customers outside of the United States is set forth under the headings "The Instruments Business," "The Semiconductor Equipment Business," and "The Health Care Systems Business" in this Part I. The profitability of such sales is subject to greater fluctuation than U.S. sales because of generally higher marketing costs and changes in the relative value of currencies. Additional information concerning the method of accounting for Varian's foreign currency translation is set forth under the headings "Foreign Currency Translation" and "Forward Exchange Contracts," in the Notes to the Consolidated Financial Statements. No single customer accounted for 10% or more of the Company's sales in fiscal year 1998.

RESEARCH AND DEVELOPMENT

  The Company is actively engaged in basic and applied research, development and engineering programs designed to develop new products and to improve existing products. During fiscal years 1998, 1997 and 1996, the Company spent $107 million, $111 million and $110 million, respectively (net of customer funding), on company-sponsored research, development and engineering activities. Although the Company intends to continue extensive research and development activities, there can be no assurance that it will be able to develop and market new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others or that Varian's existing technology will not be superceded by new discoveries or developments. Information regarding Varian's research and development costs is provided under the heading "Research and Development," in the Notes to the Consolidated Financial Statements.

PATENT AND OTHER PROPRIETARY RIGHTS

  The Company employs in-house patent attorneys, holds numerous patents in the United States and in other countries, and has many patent applications pending in the United States and in other countries. The Company considers the development of patents through creative research and the maintenance of an active patent program to be advantageous in the conduct of its business, but does not regard the holding of any particular patent as essential to its operations. The Company grants licenses to reliable manufacturers on various terms and enters into cross-licensing arrangements with other parties. Information regarding the Company's patents is provided under the headings "The Instruments Business," "The Semiconductor Equipment Business," and "The Health Care Systems Business" in this Part I.

EMPLOYEES

  At October 2, 1998, Varian had approximately 6,900 employees worldwide located in North America, Western Europe, Asia, Australia and Latin America. None of the Company's employees based in the United States is subject to collective bargaining agreements. The Company's employees based in certain foreign countries may, from time to time, be subject to collective bargaining agreements. Varian employees based in Australia conducted a strike in 1997, which was quickly resolved. Those employees are subject to a collective bargaining agreement that is scheduled for renewal in early 1999. Varian currently considers its employee relations to be good.

  Varian's success depends to a significant extent upon a limited number of key employees and other members of senior management of the Company. The loss of the service of one or more of these key employees could have a material adverse effect on the Company. The success of Varian's future operations depends in large part on the Company's ability to recruit and retain engineers and technicians, as well as marketing, sales, service and other key personnel, who in each case are in great demand. The Company's inability to attract and retain the personnel it requires could have a material adverse effect on the Company's results of operations.

SALE OF BUSINESS

  Effective in June 1997, SEB completed the sale of its Thin Film Systems ("TFS") business. Total proceeds received from the sale were $145.5 million in cash. A $51.5 million reserve was recorded to cover, among other items, purchase price disputes, retained liabilities, transaction costs, employee terminations, facilities separation costs, indemnification obligations, litigation expense and other contingencies. The gain on the sale was $33.2 million (net of income taxes of $17.8 million).

                              RECENT DEVELOPMENTS

  On August 21, 1998, the Company's Board of Directors approved the development of a detailed plan to reorganize the Company's core businesses into three separate companies by spinning off IB and SEB to stockholders through a tax-free distribution (the "Distribution"). The final plan is subject to stockholder approval as well as a favorable ruling from the U.S. Internal Revenue Service confirming the tax-free nature of the proposed spin-offs for the Company and its stockholders. The Company expects to complete the reorganization by the end of fiscal year 1999. Management estimates that one-time net cash outlays of approximately $50 million will be required to complete this reorganization.

  While the capital structures of the three separate companies have not been determined, it is expected that, upon consummation of the spin-off, each of HCS and IB will have between $50 and $100 million of outstanding indebtedness under the Company's term loans and notes payable, and that the Company will contribute cash to SEB so that SEB will have approximately $100 million in cash and cash equivalents and consolidated debt not exceeding $5 million.

  This Annual Report on Form 10-K presents information with respect to the business of the Company as a whole. In connection with the Distribution, a Proxy Statement is being mailed to the stockholders of the Company, which contains detailed information with respect to each of IB, SEB, and HCS under the headings "Business of IB," "Business of SEB," and "Business of HCS." Information regarding the Company's lines of business and international operations is provided under the headings "The Instruments Business," "The Semiconductor Equipment Business," and "The Health Care Systems Business" in this Part I, and under the headings "Industry Segments," and "Geographic Segments," in the Notes to the Consolidated Financial Statements.

                            THE INSTRUMENTS BUSINESS

OVERVIEW

  IB develops, manufactures, sells and services a variety of scientific instruments and equipment. IB is a major supplier of analytical and research instruments and related equipment for studying the chemical composition of myriad substances, including metals, inorganic materials, organic compounds, polymers, natural substances and biochemicals. IB also develops, manufactures, sells and services nuclear magnetic resonance spectrometers for probing the structural properties of molecules and for producing non-invasive three-dimensional images of biomedical materials. IB also develops, manufactures, sells and services high vacuum products that serve a wide range of industrial and scientific applications, such as high-energy physics, surface analysis, scientific and industrial coating processes, analytical instrumentation and semiconductor manufacturing. IB is also a state-of-the-art contract manufacturer of advanced electronic assemblies and subsystems such as printed circuit boards.

PRODUCTS

  IB's products can be broadly classified into the following categories: analytical instruments, nuclear magnetic resonance instruments, vacuum products and electronic components assembly.

 Analytical Instruments

  Analytical Instruments includes Chromatography Systems and Optical Spectroscopy Instruments operations, which manufacture liquid and gas chromatographs, gas chromatograph/mass spectrometers, ultraviolet/visible/near-infrared spectrometers, atomic absorption spectrometers, inductively coupled plasma spectrometers, inductively coupled plasma/mass spectrometers, data management systems and small disposable tools used to prepare chemical samples for analysis. These products are used in environmental monitoring and analysis, biological and biochemical research, and quality control and research in such industries as pharmaceuticals, foods, metals, chemicals, petroleum and in independent test laboratories. They are employed in analyzing chemical substances including metals, inorganic materials, organic compounds, polymers, natural substances and biochemicals.

  The Chromatography Systems operation ("CS") is a major international supplier of gas and liquid chromatographs, data management systems and gas chromatograph/mass spectrometer systems, as well as sample preparation products and other consumable supplies. Chromatography is a technique that separates a mixture of substances by taking advantage of the characteristics specific to each component. CS's systems are used for chemical analysis, industrial hygiene, pollution monitoring, pharmaceutical analysis and drug discovery and monitoring applications. CS supplies a complete line of products to provide all analytical and preparative requirements. CS's manufacturing facilities are located in Walnut Creek, California, Woburn, Massachusetts, Middelburg, The Netherlands and Harbor City, California.

  The Optical Spectroscopy Instruments operation of Analytical Instruments ("OSI") is a leading worldwide supplier of atomic absorption, inductively coupled plasma, and inductively coupled plasma/mass spectrometers and ultraviolet/ visible/near infrared spectrophotometers--instruments that are used to measure compounds and some 66 different metals in various substances. Optical spectroscopy is a method of chemical analysis based on the absorption, or emission, by matter of electromagnetic radiation of a specific wavelength or frequency. OSI's manufacturing facility is located in Melbourne, Australia.

 Nuclear Magnetic Resonance Instruments

  Nuclear Magnetic Resonance Instruments ("NMRI") is a leading worldwide supplier of nuclear magnetic resonance ("NMR") spectrometers for advanced biomolecular, chemical and material science research, as well as for the more routine analytical work typically performed in industrial and academic environments. NMRI's manufacturing facilities are located in Palo Alto, California, and Fort Collins, Colorado.

  NMR spectroscopy gives researchers the ability to determine the structure of many biomolecules including proteins, nucleic acids (DNA and RNA) and carbohydrates. NMRI's systems are used in a variety of laboratories, including those conducting basic research and larger facilities that are creating new pharmaceuticals. NMRI's systems can be found in all major pharmaceutical companies worldwide where they are key tools in developing new drugs to fight disease.

  Approximately 80% of NMRI's systems are used for analysis on liquids, 15% on solids and 5% on imaging (producing pictures). The imaging capability of NMR allows researchers to non-invasively capture a cross-sectional view of an object, for example the brain, to map and understand its various parts. Solid sample NMR research allows researchers to determine the microstructure of crystals, plastics, rubbers, ceramics, polymers and other solids.

 Vacuum Products

  Vacuum Products is a worldwide supplier of products used to create, maintain and contain a vacuum environment. These include vacuum pumps, helium leak detectors and related instruments and gauges, which are used in many commercial and scientific applications, including industrial processes, semiconductor manufacturing, high-energy physics, surface analysis and space research. Vacuum Products' manufacturing facilities are located in Lexington, Massachusetts and Torino, Italy.

  Vacuum Products offers four types of vacuum pumps: primary, diffusion, turbo-molecular and ion. Primary pumps include rotary vane and dry diaphragm mechanical pumps, sorption pumps and dry scroll pumps. Diffusion pumps include the VHS-Series products. Turbo-molecular pumps provide a high speed/compression ratio in a compact package. Ion pumps, used to achieve ultra-high vacuum environments, are used primarily to create ultra-high vacuum in a variety of applications, from electron microscopes to linear accelerators.

  Vacuum Products is also a worldwide leader in helium mass spectrometer leak detectors since the 1960s. These products are used in many commercial and scientific applications, including industrial processes, analytical instruments and high-energy physics.

  Vacuum Products also produces an extensive line of vacuum instruments and gauges. Its gauge controllers and gauge tubes are designed for industrial use, where simplicity of operation and rugged design are important, as well as for research applications.

 Electronic Components Assembly

  Tempe Electronics Center ("TEC") is a contract electronic manufacturer of printed wiring assemblies. It supplies components to each of the Company's businesses; however, 80% of its sales are to customers other than the Company. Services range from design layout to total system integration, shipping to end customers and repair depot facilities. TEC has expertise in high-mix manufacturing, producing up to 1,800 different products each month. In addition to printed wiring assemblies, TEC performs electronic subassembly contract manufacturing and integrates complete systems. TEC serves a wide range of industries, including telecommunications, medical, network products, gaming, industrial controls, avionics and satellite communications. TEC manufactures in Tempe, Arizona.

MARKETING AND SALES

  In the United States, IB markets the largest portion of its products directly through its own sales and distribution organizations, although certain products are marketed through independent distributors and sales representatives. Sales to major markets outside the United States are generally made by IB's foreign based sales and service staff, although some sales are made directly from the United States to foreign customers. In certain foreign countries, sales are made through various representative and distributorship arrangements. IB owns or leases sales and service offices in strategic regional locations in the United States and in foreign countries through its foreign sales subsidiaries and distribution operations. None of IB's products are distributed through retail outlets.

  The markets in which IB competes are globalized. In addition to the United States, IB has manufacturing operations in Australia, Italy and The Netherlands as well as sales and service offices located throughout Europe, Asia and Latin America. IB has invested substantial financial and management resources to develop an international infrastructure to meet the needs of its customers worldwide. IB intends to continue to expand its presence in international markets.

  Demand for IB's products is dependent upon the size of the markets for its products, the level of capital expenditures of IB's customers, the rate of economic growth in IB's major markets and competitive considerations. IB believes that demand for its products does not exhibit any significant seasonal pattern.

  Virtually all new analytical methods and tests originate in academic research in universities and medical schools. If the utility of a new method or test is demonstrated by fundamental research, it often will then be used by pharmaceutical investigators, biotechnology companies, teaching hospitals or specialized clinical laboratories in an investigatory mode. In some cases, these new techniques eventually emerge in routine, high volume clinical testing at hospitals and reference labs. Generally, devices used at each stage from research to routine clinical applications employ the same fundamental processes but may differ in operating features such as number of tests performed per hour and degree of automation. By serving several customer groups with differing needs related through common science and technology, IB has the opportunity to broadly apply and leverage its expertise. IB's customers are continually searching for processes and systems that can perform tests faster, more efficiently and at lower costs. IB believes that its focus on automated and high throughput systems position it to capitalize on this need.

BACKLOG

  IB's recorded backlog was $125 million at October 2, 1998 and $132 million at September 26, 1997. It is IB's general policy to include in backlog only purchase orders or production releases that have firm delivery dates within one year. Recorded backlog may not result in sales because of cancellation or other factors. It is anticipated that all orders included in the current backlog will be delivered before the close of fiscal year 1999.

COMPETITION

  Competition in IB's markets is based upon the performance capabilities of IB's products, technical support and after-market service, the manufacturer's reputation as a technological leader and the selling price. Management believes that performance capabilities are the most important of these criteria. The markets in which IB competes are highly competitive and are characterized by the application of mature but advanced technology. There are numerous companies that specialize in, and a number of larger companies that devote a significant portion of their resources to, the development, manufacture, and sale of products that compete with those manufactured or sold by IB. Many of IB's competitors are well-known manufacturers with a high degree of technical proficiency. In addition, competition is intensified by the ever-changing nature of the technologies in the industries in which IB is engaged. The markets for IB's products are characterized by specialized manufacturers that often have strength in narrow segments of these markets. While the absence of reliable statistics makes it difficult to determine IB's relative market position in its industry segments, IB is confident it is one of the principal manufacturers in its primary fields.

  Each of IB's major businesses competes with many companies that address the same markets. In Analytical Instruments, IB competes with Hewlett-Packard, Waters Corporation, Perkin-Elmer, Thermo Electron, Shimadzu Corporation and numerous local suppliers. NMRI has two major competitors: Bruker and JEOL. In Vacuum Products, the primary competitors are Edwards High Vacuum, Pfeiffer, Leybold-Balzers and Alcatel. High-mix contract manufacturers that compete with the Tempe Electronics Center include EFTCX Corporation, Xetel Corporation, CMC Industries, Sigmatron International and Smartflex Systems.

MANUFACTURING

  IB's principal manufacturing activities consist of precision assembly, test, calibration and machining activities. IB subcontracts a portion of its assembly, machining and printed circuit board assembly and testing. All other assembly, test and calibration functions are performed by IB. Some critical assembly activities are performed in clean-room environments at IB's facilities.

  IB believes that the ability to manufacture reliable products in a cost-effective manner is critical to meeting the "just-in-time" delivery and other demanding requirements of its original equipment manufacturer ("OEM") and end-use customers. IB monitors and analyzes product lead times, warranty data, process yields, supplier performance, field data on mean time between failures, inventory turns, repair response time and other indicators so that it can continuously improve its manufacturing processes. IB has adopted a total quality management process.

  IB has ten manufacturing facilities located throughout the world. Analytical Instruments has manufacturing facilities in Walnut Creek, California, Woburn, Massachusetts, Middelburg, The Netherlands, Harbor City, California, and Melbourne, Australia. NMRI has manufacturing facilities in Palo Alto, California, and Fort Collins, Colorado. Vacuum Products has manufacturing facilities in Lexington, Massachusetts, and Torino, Italy. Tempe Electronics Center has manufacturing facilities in Tempe, Arizona.

  In 1993, the member states of the European Union ("EU") began implementation of their plan for a new unified EU market with reduced trade barriers and harmonized regulations. The EU adopted a significant international quality standard, the International Organization for Standardization Series 9000 Quality Standards ("ISO 9000"). All of IB's manufacturing facilities have been certified as complying with the requirements of IS 9001.

RAW MATERIALS

  There are no specialized raw materials that are particularly essential to the operation of IB's business. IB's manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials and other supplies, some of which are occasionally found to be in short supply.

  Many components used in IB's products, including proprietary analog and digital circuitry, are manufactured by IB. Other components, including packaging materials, superconducting magnets, integrated circuits, microprocessors, microcomputers and certain detector and data analysis modules, are acquired from other manufacturers. Most of the raw materials, components and supplies purchased by IB are available from a number of different suppliers; however, a number of items are purchased from limited or single sources of supply, and disruption of these sources could have a temporary adverse effect on shipments and the financial results of IB. IB believes alternative sources could ordinarily be obtained to supply these materials, but a prolonged inability to obtain certain materials or components could have an adverse effect on IB's financial condition or results of operations and could result in damage to its relationship with its customers.

CUSTOMER SUPPORT AND SERVICE

  IB believes that its customer service and support are an integral part of its competitive strategy. As part of its support services, IB's technical support staff provides, typically at no additional cost, individual assistance in solving analysis problems, integrating vacuum components, designing circuit boards, etc., depending on the business. IB offers training courses and periodically sends its customers information on applications development. IB's products generally include a 90-day to one-year warranty, installation and certain user training, all at no additional cost. Service contracts may be purchased by customers to cover equipment no longer under warranty. Service work not performed under warranty or service contracts is performed on a time and materials basis. IB installs and services its products primarily through its own field service organization.

PATENT AND OTHER PROPRIETARY RIGHTS

  As a leader in the manufacture and sale of analytical and research instruments and vacuum products, IB has pursued a policy of seeking patent, copyright, trademark and trade secret protection in the United States and other countries for developments, improvements and inventions originating within its organization that are incorporated in IB's products or that fall within its fields of interest. As of October 2, 1998, IB owned approximately 205 patents in the United States and approximately 260 patents throughout the world, and had approximately 272 patent applications on file with various patent agencies worldwide. IB intends to file additional patent applications as appropriate.

  IB relies on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title to protect its proprietary rights. IB has trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for its products in the marketplace. IB also has agreements with third parties that provide for licensing of patented or proprietary technology. These agreements include royalty-bearing licenses and technology cross-licenses. While IB places considerable importance on its licensed technology, IB does not believe that the loss of any license would have a material adverse effect on IB's business.

  IB's competitors, like companies in many high-technology businesses, routinely review the products of others for possible conflict with their own patent rights. Although IB has from time to time received notices of claims from others alleging patent infringement, IB believes that there are no pending patent infringement claims that might have a material adverse effect on the business of IB.

                      THE SEMICONDUCTOR EQUIPMENT BUSINESS

OVERVIEW

  SEB designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. SEB is a leading supplier of ion implantation systems, key pieces of capital equipment used to manufacture semiconductor chips. SEB has shipped more than 2,500 systems worldwide, and more SEB ion implanters are at work than those from all other manufacturers combined.

  SEB provides customers with world-class products and support. SEB achieved the number one ranking for the second consecutive year in VLSI Research Inc.'s 1998 customer satisfaction survey. The annual study surveys semiconductor manufacturing customers worldwide. SEB was ranked as the industry's top large supplier of wafer processing capital equipment and received the highest overall point total ever achieved by a large equipment supplier.

  SEB equipment is used by virtually every major semiconductor manufacturer in the U.S., Europe, Japan, Korea and throughout the Asia Pacific region. Its award-winning support network offers chip producers round-the-clock, worldwide service, training and process support. SEB has become an industry leader in providing after-market products and services which reduce operating costs and extend the cost-effective life of its products.

  SEB's business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has been experiencing a slowdown resulting from depressed DRAM pricing, manufacturing over-capacity and the economic difficulties affecting many Asian countries. This has caused semiconductor manufacturers to reduce their capital equipment investments, and in certain cases customers have either rescheduled or canceled capital equipment purchases.

BACKGROUND

 SEB

  SEB's role in the semiconductor fabrication market can be traced to the Company's pioneering work in ultra-high vacuum technology. In the 1960s, this ability to create ultra-high vacuum environments was applied to physics and space research projects. Since chip fabrication must also be performed in ultra-clean environments, the Company's vacuum expertise proved critical to the development of many of today's sophisticated systems. As the needs of the burgeoning semiconductor industry grew, SEB developed methods for controlling electron beams and ions in ultra-clean environments. It also conducted research into methods of manipulating and depositing new materials onto silicon wafers.

  SEB entered the ion implantation business in 1975 through the acquisition of Extrion Corporation, in Gloucester, Massachusetts. Since then, SEB has produced a complete line of medium and high current implanters. These systems introduce precise quantities of dopant materials into the wafers, creating desired electrical characteristics. In June 1997, SEB sold its TFS business, which makes physical vapor deposition equipment, also known as sputtering systems, to Novellus. In July 1998, SEB acquired the high-energy ion implantation equipment product line of Genus, Inc. ("Genus").

 The Industry

  The semiconductor industry has experienced significant growth in recent years due to the continued increase of the personal computer market, the expansion of the telecommunications industry, the emergence of new applications such as consumer electronics products, wireless communications devices and portable computers and the increased semiconductor content in these electronics systems. Significant performance advantages and lower prices for integrated circuits have contributed to the growth and expansion of the semiconductor industry. In response to the growth in demand for integrated circuits, the semiconductor industry has significantly increased its manufacturing capacity through the expansion of existing facilities and construction of new facilities.

  The fabrication of integrated circuits requires a number of complex and repetitive processing steps, including deposition, photolithography, etch and ion implantation. Deposition is a process in which a film of either electrically insulating, or electrically conductive, material is deposited on the surface of a wafer. Photolithography is used to transfer a device or circuit pattern into a light-sensitive, resist layer which, after development, can be used in turn to transfer the pattern onto the silicon surface. The etch process completes the transfer of the pattern into the various thin films used to make the integrated circuit. Finally, ion implantation provides a means for introducing dopant material into the silicon surface, typically into selected areas defined by the photolithographic process. These selectively doped areas become the electrical components of the integrated circuits.

  Semiconductor manufacturers generally measure the cost performance of their production equipment in terms of "cost per wafer," which is determined by factoring in the fixed costs for acquisition and installation of the system, its variable operating costs and its net throughput rate. A system with higher throughput allows the semiconductor manufacturer to recover the purchase price of the system over a greater number of wafers and thereby reduce the cost of ownership of the system on a per wafer basis. Throughput is most accurately measured on a net or overall basis, which takes into account the processing speed of the system and any non-operational downtime for cleaning, maintenance or other repairs. The increased costs of larger and more complex semiconductor wafers have made high yields extremely important in selecting processing equipment. To achieve higher yields and better film quality, implant systems must be capable of repeating the original process on a consistent basis without a disqualifying level of defects. This characteristic, known in the industry as "repeatability," is extremely important in achieving commercially acceptable yields. Repeatability is more easily achieved in those systems that can operate at desired throughput rates without requiring the system to approach its critical tolerance limits.

  The continuing evolution of semiconductor devices to smaller geometries and more complex multi-level circuitry has significantly increased the cost and performance requirements of the capital equipment used to manufacture these devices. Many of the advanced 200mm fabrication lines that are currently planned, or in construction, will cost over $1 billion each, representing a substantial increase over the costs of prior generation fabrication facilities. Increased capital depreciation costs will continue to become a much larger percentage of the aggregate production costs for semiconductor manufacturers relative to labor, materials and other variable manufacturing costs. As a result, there has been an increasing focus by the semiconductor industry on obtaining increased productivity and higher returns from its semiconductor manufacturing equipment, thereby reducing the effective cost of ownership of such systems.

PRODUCTS

  SEB designs and manufactures a broad range of implant tools, using data-driven quality processes to produce reliable systems and provide total support to its customers. SEB's products are used for ion implantation in semiconductor manufacturing. During ion implantation, silicon wafers are bombarded by a high-velocity beam of electrically charged ions. These ions penetrate film materials at selected sites, changing their electrical properties.

  SEB entered the medium current portion of the implantation market in 1971. Its medium current ion implanters include the VIISta 810 (a 300mm-compatible product), the EHP-220, and the EHP-500. The EHP-220 and EHP-500 are the third evolutionary generations of the E-series, the world's most widely accepted medium current machines.

  SEB entered the high-current portion of the implant market in 1981. Its high current ion implanters include the VIISta 80 and the SHC-80 (both 300mm-compatible products), the VIISion 80 LE and the VIISion 200 LE. VIISion LE is acknowledged as the most economical batch system available today. It offers tripled low-energy boron beam currents, increased mechanical throughput, and an improved particle specification. The SHC-80 is the world's first, serial-process, high current implanter. It is compatible with both 200mm wafers and 300mm wafers for advanced processes. The SHC-80 promises throughput improvements up to 30 percent greater than the same process on batch machines. The VIISta 80 extends the SHC-80's performance to sub-KeV energy levels.

  SEB's high-energy (MeV) ion implantation equipment product line, purchased from Genus in fiscal year 1998, represents an excellent fit with SEB's existing medium and high current product lines, and offers a rapid entry to the fast growing, high-energy sector of the industry.

  Over 85 percent of the SEB implanters shipped since 1975 are still in use through a comprehensive upgrade and refurbishment program and world-class support network that continually improves the capability of older systems.

CUSTOMER SUPPORT AND SERVICES

  SEB provides a range of innovative customer support products designed to improve the productivity of its worldwide customers as well as to provide a direct link to SEB factories and research centers.

  Remote Assist is a completely new semiconductor equipment service capability that quickly puts product experts virtually' into customer fabrication facilities. This offering uses advanced video conferencing capabilities and a new video helmet for linking on-site engineers with SEB support offices and factories.

  The Introduction Support Teams and Productivity Transfer Teams assist the customer in bringing SEB implanters up, and in making them productive as quickly as possible. These teams speed process qualification and smooth integration into the production environment, often reducing installation time by anywhere from two to more than five weeks.

  FAB Care Plus is a unique program which encourages customers to tailor an overall support program that meets a company's specific needs--whether it be for a research facility or an offshore production facility. FAB Care Plus solutions can be implemented around the world to provide consistent and reliable support.

  For parts management, SEB has strategically placed Parts Banks throughout the world to provide carefully regulated inventory, and global delivery and logistics services. SEB also offers a comprehensive consumable parts program that can be tailored to the individual fabrication facility.

  Through VEDoc, an electronic documentation system, customers can easily access information about its implanters. All assembly drawings, schematics, parts lists, maintenance and operation manuals, and video-illustrated maintenance procedures are available in this easy-to-follow CD-ROM format.

  SEB's commitment to customer service extends to training and support. It operates applications laboratories on three continents that contain not only the latest equipment, but the latest technology. For instance, SEB's Ion Implant Systems VIP facility, with a class 1/10 clean room, a post-implant process laboratory, process training and applications support is available to handle customer wafers for process evaluation and to assist with new process requirements.

MARKETING AND SALES

  SEB has sold one or more ion implantation product to each of the 20 largest semiconductor manufacturers in the world. Sales for this class of products and services were $338 million, $345 million, and $474 million for fiscal 1998, 1997, and 1996, respectively. SEB's sales objective is to work closely with customers to secure purchase orders for multiple systems as such customers expand existing facilities and build next-generation, wafer facilities. SEB seeks to build customer loyalty and achieve a high level of repeat business by offering highly reliable products, comprehensive field support and a responsive parts replacement and service program.

  None of SEB's customers has entered into a long-term agreement requiring it to purchase SEB's products. SEB believes that sales to certain of its customers will decrease in the near future as those customers complete current purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising SEB's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, could adversely affect SEB's business, financial condition and results of operations. In addition, sales of SEB's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity in an existing fabrication facility or to transfer a manufacturing process to a new fabrication facility, both of which typically involve a significant capital commitment. In addition, SEB has from time to time experienced delays in finalizing system sales following initial system's qualification. Due to these and other factors, SEB's systems typically have a lengthy sales cycle during which SEB may expend substantial funds and management effort.

  The ability to provide prompt and effective field support is critical to SEB's sales efforts, due to the substantial operational and financial commitments made by customers which purchase ion implantation systems. SEB's strategy of supporting its installed base through both its customer support and research and development groups has served to encourage use of SEB's systems in production applications and has accelerated penetration of certain key accounts. SEB believes that its marketing efforts are enhanced by the technical expertise of its research and development personnel who provide customer process support and participate in a number of industry forums such as conferences and technical publications.

  SEB has sales and service offices located in the United States, Western Europe and Asia. SEB has a global infrastructure of sales, marketing and service engineers linked through SEB's Knowledge Network, Lotus Notes and SAP operating systems, allowing SEB to globally review bookings and sales forecasts against detailed account management plans. SEB's spare parts distribution capability has been benchmarked by Intel as the best in the industry. Through modeling of parts usage by equipment type, installed based distribution, freight, routes and specific customs regulations, SEB has developed an infrastructure of parts distribution and warehousing through partnering with Federal Express.

  SEB has a long and direct presence in Europe. From 1978 to 1996, the Company's semiconductor equipment was sold and serviced in Japan by Tokyo Electron Ltd. ("TEL"). During much of the 18-year relationship, a joint venture, TEL-Varian Ltd., manufactured or customized equipment in Japan for SEB. In December 1996, the Company and TEL revised their relationship to enable Japanese customers to have more direct access to SEB's product, engineering and support organizations worldwide. Shortly thereafter, the Company formed a wholly-owned subsidiary, Varian Japan, K.K., that today provides direct support of SEB's growing Japanese customer base.

  Using the original TEL joint venture relationship as a model, the Company formed Varian Korea Ltd. ("VKL") in 1985 with its distributor there. What started as a venture for handling sales and service of semiconductor equipment and vacuum products in Korea was expanded to include manufacturing in 1989. Its 63,000-square-foot factory in Songtan City includes a Class 10,000 manufacturing area. In January, 1998, the Company purchased the remaining 39% of the VKL joint venture held by the original joint venture partner.

  Managing global operations and sites located throughout the world presents challenges associated with cultural diversities and organizational alignment. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Although international markets provide SEB with significant growth opportunities, periodic economic downturns, trade balance issues, political instability and fluctuations in interest and foreign currency exchange rates are all risks that could affect global product and service demand. Many Pacific Rim countries are currently experiencing a significant economic downturn and are continuing to experience further banking and currency difficulties that could lead to a deepening of the economic recession in those countries. Specifically, the decline in value of the Korean currency, together with difficulties obtaining credit, have resulted in a decline in the purchasing power of SEB's Korean customers. This in turn has resulted in the cancellation or delay of orders for SEB's products from Korean customers, thus adversely affecting SEB's results of operations. In addition, if Japan's economy weakens further, investments by Japanese customers may be negatively affected, and it is possible that economic recovery in other Pacific Rim countries could be delayed. SEB actively manages its exposure to changes in foreign currency exchange rates, but there can be no assurance that future changes in foreign currency exchange rates will not have a material adverse effect on its results of operations or financial condition.

  SEB's business is not seasonal in nature, but it is cyclical based on the capital equipment investment expenditures of major semiconductor manufacturers. These expenditure patterns are based on many factors, including anticipated market demand for integrated circuits, the development of new technologies and global economic conditions. The cyclicality in the semiconductor equipment market over the last several years has resulted in a decline in sales since 1996, with orders and backlog under continuous pressure. This situation is the combined result of an oversupply in memory chips, a decline in PC demand and the rippling of the Asian financial crises through the Korean, Taiwanese and Japanese markets.

BACKLOG

  As of October 2, 1998, SEB's backlog was $80 million, as compared to a backlog of $151 million at September 26, 1997. SEB includes in its backlog only those orders for which it has accepted purchase orders and assigned shipment dates within twelve months. All orders are subject to cancellation or rescheduling by customers with limited or no penalties. Due to possible changes in system delivery schedules, cancellations of orders and delays in systems shipments, SEB's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

MANUFACTURING

  SEB manufactures its products at its production facilities in Gloucester, Massachusetts; Newburyport, Massachusetts (recently acquired); Songtan, Korea; and Yamanashi, Japan. SEB's Gloucester facility has become the low-cost manufacturer of ion implanters through the use of advanced manufacturing methods and technologies, including, just-in-time, demand flow technology, statistical process control and solids modeling. Despite operating in a cyclical and competitive market, SEB has strengthened its profitability by steadily increasing efficiency and reducing operating expenses. SEB has also significantly reduced its costs through a reduction in rework, scrap, warranty and testing costs.

  SEB's manufacturing activities consist primarily of assembling and testing components and subassemblies, which are acquired from third-party suppliers and then integrated into a finished system by SEB. SEB utilizes an outsourcing strategy for the manufacture of major subassemblies and performs system design, assembly and testing in-house. SEB believes that outsourcing enables it to minimize its fixed costs and capital expenditures while also providing the flexibility to increase production capacity. This strategy also allows SEB to focus on product differentiation through system design and quality control. Through the use of manufacturing specialists, SEB believes that its subsystems incorporate advanced technologies in robotics, vacuum and microcomputers. SEB works closely with its suppliers on achieving mutual cost reduction through joint design efforts.

  SEB manufactures its systems in clean-room environments which are similar to the clean rooms used by semiconductor manufacturers for wafer fabrication. This procedure is intended to reduce installation and production qualification times and the amount of particulates and other contaminants in the assembled system, which in turn improves yield and reduces downtime for the customer. Following disassembly, the tested system is packaged in multiple layers of plastic shrink-wrap to maintain cleanroom standards during shipment.

  SEB uses outsourcing to take advantage of economies of scale at outside manufacturing facilities and to alleviate manufacturing bottlenecks. SEB purchases material and components from various suppliers that are either standard products or built to SEB specifications. Some of the components and subassemblies included in

SEB's products are obtained from a limited group of suppliers. Although SEB seeks to reduce its dependence on these limited sources, disruption or termination of certain of these sources could occur and such disruptions could have at least a temporary adverse effect on SEB's operations. Moreover, a prolonged inability to obtain certain components could have a material adverse effect on SEB's business, financial condition and results of operations and could result in damage to customer relationships.

  Quality efforts at SEB begin with product development. SEB uses 3D, computer-aided design, finite element analysis and other computer-based modeling methods to prove new designs. A SEB implanter design is thoroughly tested and proven throughout all stages of development before the first production system is built. Concurrent engineering programs ensure that new designs are quickly and successfully integrated into manufacturing.

COMPETITION

  The semiconductor manufacturing equipment market is highly competitive and is characterized by a small number of large players and over 250 small domestic and foreign participants. The larger companies include Applied Materials, Lam Research, Eaton, Novellus Systems, Tokyo Electron, Nikon, Canon and ASML. SEB faces significant competitive factors in the ion implantation market. Within this segment, as reported for calendar 1997 by Dataquest, SEB, Eaton, Applied Materials, Nissin and Ulvac had 35%, 45%, 13%, 4% and 3%, respectively, of the market share for ion implantation equipment.

  Significant competitive factors in the ion implantation market include relationships, price/cost of ownership, technological performance, distribution and financial viability. Other significant competitive factors in the semiconductor equipment market include system performance and flexibility, cost, the size of each manufacturer, its installed customer base, capability for customer support and breadth of product line. SEB believes it competes favorably in each of these categories. For example, its gradual transition from joint ventures and distributor agreements to direct selling and service has given SEB the ability to serve customers on a global basis through the management of information critical to consistent, timely delivery of services and products. Management believes that to remain competitive it will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide and to invest in product and process research and development.

  Certain of SEB's existing and potential competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer service and support organizations. SEB expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with enhanced price and performance characteristics. If SEB's competitors enter into strategic relationships with leading semiconductor manufacturers covering ion implantation products similar to those sold by SEB, its ability to sell its products to those manufacturers could be adversely affected.

  In addition, a substantial investment is required by customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular vendor's capital equipment, SEB believes that the manufacturer will be generally reliant upon that equipment for the specific production line application. Accordingly, SEB may experience difficulty in selling a product line to a particular customer for a significant period of time if that customer selects a competitor's product. Increased competitive pressure could lead to lower prices for SEB's products, thereby materially and adversely affecting SEB's business, financial condition and results of operations. There can be no assurance that SEB will be able to compete successfully in the future.

PATENT AND OTHER PROPRIETARY RIGHTS

  As a leader in the manufacture and sale of ion implantation equipment, SEB has pursued a policy of seeking patent, copyright, trademark and trade secret protection in the United States and other countries for developments, improvements and inventions originating within its organization that are incorporated in SEB's products or that fall within its fields of interest. As of October 2, 1998, SEB owned approximately 119 patents in the United States and approximately 219 patents throughout the world, and had approximately 84 patent applications on file with various patent agencies worldwide. SEB intends to file additional patent applications as appropriate.

  SEB relies on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title to protect its rights. SEB has trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for its products in the marketplace. SEB also has agreements with third parties that provide for licensing of patented or proprietary technology. These agreements include royalty-bearing licenses and technology cross-licenses. The loss of certain of such licenses could have a material adverse effect on SEB's business. In particular, the current royalty bearing license agreements with Applied Materials and TEL for gas-assisted wafer heat transfer patents have produced approximately $5.9 million in royalties in fiscal year 1998 and over $40 million in royalties since 1992. The principal patent covered by these licenses will expire on July 14, 2004.

  SEB's competitors, like companies in many high-technology businesses, routinely review the products of others for possible conflict with their own patent rights. There has also been substantial litigation regarding patent and other intellectual property rights in semiconductor related industries. SEB is currently involved in such litigation and there can be no assurances as to the results of such litigation. There can be no assurance that SEB or its licensers or suppliers will not be subject to additional claims of patent infringement or that any claim will not require that SEB pay substantial damages or delete certain features from its products or both.

                        THE HEALTH CARE SYSTEMS BUSINESS

OVERVIEW

  HCS is a world leader in the design and production of equipment for treating cancer with radiation, as well as high-quality, cost-effective x-ray tubes for both equipment manufacturers and replacement tube and imaging subsystems suppliers.

  In serving the market for advanced medical systems (primarily for cancer care), HCS continues to broaden its offerings to address the unrelenting demand for cost containment and enhanced efficacy which are driving this sector. Its oncology systems line encompasses a fully integrated system of products embracing not only linear accelerators but sophisticated ancillary products and services to extend its capabilities and efficiency. These ancillary offerings now account for more than half of all oncology systems sales.

  In addition to developing leading-edge medical hardware, HCS also develops clinical software products and devices that enhance productivity and quality. These developments, while particularly valuable in helping U.S. hospitals and clinics cope with the challenges of managed care, are finding use in markets around the world as health care providers search for new ways to reduce costs, improve efficiency and bring improved levels of care to more patients.

  In the x-ray tube sector, HCS provides a broad selection of diagnostic tubes capable of delivering more scans with excellent resolution and imaging more patients than its competitors. HCS is also developing a solid state system for digital imaging in collaboration with imaging system manufacturers in several related markets.


CANCER-CARE MARKET

  Approximately 50% of all cancer patients in the U.S. receive radiation therapy at some point during the course of their disease. An important advantage of radiation therapy is that the radiation acts with some selectivity on cancer cells. The absorption of radiation by a cell affects its genetic structure and inhibits the replication of the cell, leading to its gradual death. Cancerous cells are fast replicating and thereby are disproportionately damaged by the radiation absorbed.

  Currently, the most common type of radiotherapy uses x-rays delivered by external beams and is administered using linear accelerators ("LINACS"). LINACS are conventionally used for multiple, or "fractionated," treatments of a tumor in up to 30 radiation sessions, or, as used more recently in the brain, to deliver a single high dose of radiation in a procedure referred to as stereotactic radiosurgery ("SRS"). In addition to external radiation therapy, radioactive seeds, wires or ribbons are sometimes inserted into a tumor ("interstitially") or into a body cavity ("intracavitary"). These modalities, known as "brachytherapy," do not require the radiation to pass through surrounding healthy tissue.

PRODUCTS

  HCS's products can be broadly classified into two principal categories: oncology systems, and x-ray tubes and imaging subsystems.

 Oncology Systems

  HCS oncology systems designs, manufactures, sells and services hardware and software products for radiation treatment of cancer, including linear accelerators, simulators and computer systems for planning cancer treatments, high dose rate brachytherapy systems and data management systems for radiation oncology centers. HCS oncology systems offers an integrated system of products embracing both linear accelerators and sophisticated ancillary products and services to extend its capabilities and efficiency.

  Linear accelerators are primarily used in cancer therapy. HCS's CLINAC series of medical linear accelerators, marketed to hospitals and clinics worldwide, generates therapeutic x-rays and radiation beams for cancer treatment. VariSource, HCS's high dose rate brachytherapy system, treats tumors internally by delivering radiation to the tumor by means of a radioactive source on the end of a wire in a catheter. It is a cost-effective and efficacious adjunct to linear accelerator-based therapy.

  Linear accelerators are also used for industrial radiographic applications. HCS's Linatron linear accelerators are used for nondestructive examination of objects, such as cargo or luggage and to x-ray heavy metallic structures for quality control.

  HCS also manufactures and markets related radiotherapy products such as imaging systems, information management systems, multi-leaf collimators, simulators and radiosurgery products. HCS has received United States Food and Drug Administration ("FDA") approval of new oncology products including a three-dimensional cancer treatment planning system, and an advanced multileaf collimator used to more precisely direct electron beams for cancer treatment. HCS continually works with physicians and technicians to develop the latest technology and treatments.

  In addition to pursuing growth opportunities in existing markets, HCS is pursuing the vast potential in combining advances in focused energy with the latest breakthroughs in biotechnology. HCS is also evaluating the application of radiation to treat diseases other than cancer. Such efforts are designed to yield a whole new range of products and technologies that allow HCS to take full advantage of its reputation for technology innovation leadership in the health care field.

 X-Ray Tubes and Imaging Subsystems

  HCS is a world leader in the design and manufacture of subsystems for diagnostic radiology, including x-ray-generating tubes and imaging subsystems, for the estimated worldwide $7 billion diagnostic imaging market. Its tubes are a key component of x-ray imaging subsystems, including both new system configurations and replacement tubes for the installed base. HCS conducts an active research and development program to address new technology and applications in both the medical and industrial x-ray tube markets. HCS's extensive scientific and engineering expertise in glass and metal center section tubes is considered to be state-of-the-art.

  HCS manufactures tubes for four primary medical x-ray imaging applications:
CT scanner; radiographic/fluoroscopic; special procedures; and mammography. HCS x-ray tube products have over time substantially increased the heat storage capacity of CT tubes. These high heat unit tubes were developed in response to customers who needed rapid, continuous scanning to accommodate continuous CT scanning techniques over large regions of the patient, and to reduce examination times. Innovative design and process improvements have increased tube life such that HCS's current tubes last twice as long as tubes did 5 years ago, resulting in significant savings for customers.

  HCS mammography tubes produce high quality images at low doses. Today, almost half the mammography systems and nearly a quarter of the CT scanner systems worldwide employ HCS tubes. HCS also offers a complete line of industrial x-ray tubes. The industrial product line consists of analytical x-ray tubes used for x-ray fluorescence and diffraction as well as tubes used for non-destructive imaging and gauging.

  HCS also designs, manufactures and markets imaging products. A new imaging product line was launched in September 1996. Amorphous silicon imaging technologies developed by HCS can be broadly applied as an alternative to image intensifiers or film, representing over $1 billion of industry sales. The new products are expected to increase the efficiency of diagnostic x-ray imaging while decreasing costs. An amorphous silicon imaging subsystems is compact and weighs only about 10 pounds, replacing a 100-lb. image intensifier used in fluoroscopic imaging and the TV camera connected to it. It is expected that imaging equipment based on amorphous silicon semiconductors may be more stable and reliable, have far fewer adjustments, and suffer less degradation over time.

MARKETING AND SALES

  HCS sells its products throughout the world through a direct sales force in North America, Asia, Europe and Latin America.

  HCS sells its oncology system products primarily to hospitals, clinics, private and governmental institutions and health care agencies and doctors' offices. Total sales for oncology systems and services were $408 million, $343 million and $324 million for fiscal years 1998, 1997 and 1996, respectively.

  HCS sells approximately 80% of its x-ray tube products to original equipment manufacturers and 20% to replacement tube distributors. HCS has supplied tubes to such industry leaders as Toshiba, Elscint, Hitachi and Shimadzu.

  HCS believes that in the foreseeable future there will be a continuous world-wide growth in the markets for oncology systems and related services because of the improvement of health care services in developing countries and Eastern Europe and the necessity to meet increasingly stricter regulations with respect to radiation dosage and other safety features and environmental hazards in many jurisdictions. With the transition from conventional to digital x-ray systems, the demand for products and services related to networking, archiving and electronic distribution of digital x-ray images will grow in industrialized countries. HCS also believes there will be continuous growth in the markets for information technology.

  HCS's marketing strategy is to offer to its customers a complete package of products and services in the fields of cancer-care and radiotherapy, including equipment, accessories and related services such as consulting and after-sales services. HCS's marketing efforts include the development of relationships with current and prospective customers, participation in annual professional meetings for clinicians and hospitals, advertisement in trade journals, direct mail and telephone marketing. HCS's growth strategy is to add products in its existing markets and expand its international market share.

CUSTOMER SUPPORT AND SERVICES

  HCS maintains service support centers in Milpitas, California; Buc, France; and Tokyo, Japan; as well as field service forces throughout the world for its oncology systems. HCS's network of service engineers and customer support specialists provide installation, warranty, repair, training and support services. HCS generates service revenue by providing service to customers on a time and materials basis and through comprehensive service contracts and sale of parts.

  HCS warrants most of its oncology systems for hardware parts and labor for 12 months. Under the terms of the warranty, the customer is assured of service and parts so that the equipment will operate in accordance with specifications. HCS warrants that software will perform in accordance with specifications at the delivery date and up to 3 months thereafter if the customer gives notice of any nonconformance. HCS offers a variety of post-warranty service agreements that permit customers to contract for the level of equipment maintenance they require. In addition, HCS has begun to offer specific software support agreements, reflecting the growing use in HCS's products of software that can be updated. Service is provided at rates competitive with those offered by HCS's competitors.

  Systems under warranty or service contract receive periodic maintenance by HCS service engineers, who also install new system capabilities or software upgrades and respond to customer service requests. These services may be purchased from HCS's service organization by customers who do not have a service contract with HCS.

  Oncology system customers receive installation, technical training, clinical in-service and documentation support appropriate for the product type. Customers receive both emergency and routine maintenance from a worldwide network of field engineers. These individuals are generally home-based engineers who are available to handle service requests 24-hours a day to satisfy HCS's customer requirements. Most of these engineers are employees of HCS, but many are also employees of dealers and/or agents of HCS. Customers can access HCS's extensive service network by calling any of HCS's service centers located throughout North America, Europe, Asia and Latin America.

  HCS believes that its customer service and support are an integral part of its competitive strategy. Service capability, availability and responsiveness play an important role in marketing and selling medical equipment and systems, particularly as the technological complexity of the products increases. Nevertheless, many hospitals use their own biomedical engineering departments and/or independent service organizations to service equipment after the warranty period expires. Therefore, HCS cannot depend on conversion of all maintenance to service contracts after the warranty period. However, after-warranty service does provide an on-going source of revenue for HCS.

  HCS provides technical advice and consultation for x-ray tube products to major OEM customers from offices in Tokyo, Japan, Houten, The Netherlands and Salt Lake City, Utah. HCS applications specialists and engineers make recommendations to meet the customer's technical requirements within the customer's budgetary constraints. HCS often develops specifications for a unique product, which will be designed and manufactured to meet a specific customer's requirements. HCS also maintains a technical customer support group in Charleston, South Carolina to meet the technical support requirements of independent tube installers using HCS's x-ray tube products.

COMPETITION

  The health care equipment markets are characterized by rapidly evolving technology, intense competition and pricing pressure. HCS competes with companies worldwide, some of which have greater financial, marketing and management resources than HCS. These competitors could develop technologies and products that are more effective than those currently used or produced by HCS or that could render HCS's products obsolete or noncompetitive. Smaller competitors of HCS could be acquired by companies with greater financial strength enabling them to compete more aggressively. Certain distributors of HCS could also be acquired by competitors thereby disrupting certain distribution arrangements of HCS. Management believes, however, HCS competes favorably with its competitors on the basis of its continued commitment to global distribution and customer service, value-added manufacturing, technological leadership and new product innovation. HCS believes that the key to success in its markets is to provide technologically superior products that deliver cost-effective, high quality clinical diagnosis and that meet or exceed customer quality and service expectations. HCS's ability to compete successfully depends on its ability to commercialize new products ahead of its competitors. In its sales of oncology systems, HCS competes with Siemens, Nucletron, Elekta, Mitsubishi, and certain government facilities. In addition, HCS competes with independent service organizations in its service and maintenance business and with a variety of companies in its software systems and accessories business.

  The market place for x-ray tube products is extremely competitive. All of the major diagnostic imaging systems companies, which are the primary customers of HCS's x-ray tube business, manufacture x-ray tubes for use in their own products. HCS must compete with these in-house x-ray tube manufacturing operations that are naturally favored by their parent company. As a result, HCS must have a competitive advantage in one or more significant areas which may include lower product cost, better product quality, or technological superiority. HCS sells a significant volume of its x-ray tube products to companies such as Toshiba Medical Systems, Hitachi Medical Systems, Shimadzu Medical Systems, Philips Medical Systems and General Electric Medical Systems, all of which have in-house x-ray tube production capability. In addition, HCS competes against other stand-alone x-ray tube manufacturers such as Comet, located in Switzerland and IAE, located in Italy. These companies compete with HCS for both the OEM business of major diagnostic imaging equipment manufacturers as well as independent servicers of x-ray tube equipment.

MANUFACTURING AND SUPPLIES

  Oncology systems manufactures its accelerator systems in Palo Alto, California, and its treatment simulator systems, accelerator subsystems and brachytherapy systems in Crawley, England. In addition, oncology systems manufactures certain of its ancillary products in Baden, Switzerland and Helsinki, Finland. X-ray tube products are manufactured at HCS's manufacturing facilities in Salt Lake City, Utah, Arlington Heights, Illinois, and Charleston, South Carolina. These facilities employ state-of-the-art manufacturing techniques, and several have been honored by the press, governments, and trade organizations for their commitment to quality improvement. They are registered to ISO 9001 (or ISO 9002, in the case of the Charleston facility), the most rigorous of the international quality standards.

  Production processes at HCS facilities include machining, fabrication, subassembly, system assembly and final testing. HCS has invested in various automated and semi-automated equipment for the fabrication and machining of parts and assemblies incorporated in its products. HCS may from time to time further invest in such equipment when cost justified. HCS's quality assurance program includes various quality control measures from inspection of raw material, purchased parts and assemblies through on-line inspection.

  HCS's manufacturing activities consist primarily of assembling and testing components and subassemblies, which are acquired from third-party suppliers and then integrated into a finished system by HCS. HCS utilizes an outsourcing strategy for the manufacture of major subassemblies and performs system design, assembly and testing in-house. HCS believes outsourcing enables it to minimize its fixed costs and capital expenditures while also providing it with the flexibility to increase production capacity. HCS purchases material and components from various suppliers that are either standard products or built to HCS specifications. Certain components used in existing products of HCS, as well as products under development, are frequently purchased from single sources.

BACKLOG

  Backlog for the Health Care Systems business amounted to $352 million at the end of fiscal 1998 of which $237 million is expected to be filled within fiscal year 1999. Backlog for fiscal year 1997 amounted to $344 million of which $179 million was filled in fiscal year 1998. HCS includes in backlog only orders for products scheduled to be shipped within two years. Orders may be revised or canceled, either pursuant to their terms or as a result of negotiations; consequently, it is impossible to predict accurately the amount of backlog orders that will result in sales.

PRODUCT LIABILITY

  HCS's business exposes it to potential product liability claims which are inherent in the manufacture and sale of medical devices, and as such HCS may face substantial liability to patients for damages resulting from the faulty design or manufacture of products. Because these products involve the delivery of radiation to the human body or are involved in diagnostic imaging of the human body, the possibility for significant injury and/or death exists with any of HCS's products. Therefore, the design, manufacture, sale or service of the medical products manufactured by HCS involve the risk of product liability claims and expose HCS to substantial liability to patients for damages resulting from the faulty design, manufacture or servicing of such products. Although HCS maintains limited product liability insurance coverage in an amount that it deems sufficient for its business, there can be no assurance that such coverage will ultimately prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all.

  On December 5, 1997, HCS purchased General Electric's Radiotherapy Service Business (the "RS Business"). In connection with that transaction, HCS agreed to assume liability for certain product defects and personal injury matters which might arise with respect to RS Business products, and obtained insurance for these matters. The insurance provides that in each annual period HCS is responsible for the first $5,000,000 of expenses or liabilities related to any such claims. HCS has been notified of three potential claims related to these RS Business products for which HCS may have an indemnity obligation.

GOVERNMENT REGULATION

 Domestic Regulation

  HCS's products are regulated by the FDA. The FDA regulates the design, development, testing, manufacturing, packaging, labeling, distribution and marketing of medical devices under the U.S. Food, Drug and Cosmetic Act (the "FDC Act") and regulations promulgated by the FDA. The State of California (through its Department of Health Services), where HCS maintains one of its manufacturing facilities, as well as other states, also regulates the manufacture of medical devices.

  In general, these laws require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices. Under the FDC Act, each medical device manufacturer must comply with requirements applicable to manufacturing practices, clinical investigations involving humans, sale and marketing of medical devices, post-market surveillance, repairs, replacements and refunds, recalls and other matters. The FDA is authorized to obtain and inspect devices and their labeling and advertising, and to inspect the facilities in which they are manufactured.

  The FDC Act also requires compliance with specific manufacturing and quality assurance standards, including regulations promulgated by the FDA with respect to good manufacturing practices. FDA regulations require that each manufacturer establish a quality assurance program by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer's written specifications and procedures relating to the devices. Compliance is necessary to receive FDA clearance to market new products and is necessary for a manufacturer to be able to continue to market cleared product offerings. Recently, the FDA promulgated new design process regulations that revise the good manufacturing practices applicable to medical device manufacturers. Among other things, these new regulations require that manufacturers establish performance requirements before production, insure that device components are compatible, select adequate packing materials, and, if appropriate, do risk analyses. The regulations took effect on June 1, 1997, but include a twelve-month transition period during which enforcement action with respect to design control requirements was not taken.

  The FDA makes announced and unannounced inspections of medical device manufacturers and may issue reports of observations where the manufacturer has failed to comply with applicable regulations and/or procedures. Failure to comply with applicable regulatory requirements can, among other things, result in warning letters, civil penalties, injunctions, suspensions or losses of regulatory clearances, product recalls, seizure or administrative detention of products, operating restrictions through consent decrees or otherwise, and criminal prosecution.

  There has been a trend in recent years, both in the United States and abroad, toward more stringent regulation and enforcement of requirements applicable to medical device manufacturers. The continuing trend of more stringent regulatory oversight in product clearance and enforcement activities may cause medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk and higher expenses.

  The FDA requires that a new medical device or a new indication for use of or other significant change in an existing medical device obtain either 510(k) premarket notification clearance or an approved Pre-Market Approval Application ("PMAA") before orders can be obtained and the product distributed in the United States. The 510(k) clearance process is applicable when the new product being submitted is substantially equivalent to an existing commercially available product. The process of obtaining 510(k) clearance may take at least three months from the date of filing of the application and generally requires the submission of supporting data, which can be extensive and extend the process for a considerable period of time. Under the PMAA process, the applicant must generally conduct at least one clinical investigation and submit extensive supporting data and clinical information in the PMAA, which typically takes from one to two years, but sometimes longer for the FDA to review. Generally, HCS has not been required to resort to the PMAA process for approval of its products.

  Software deemed to be a medical device, such as HCS's treatment planning software, is reviewed by the FDA in connection with the agency's clearance of the pre-market notification for the related device. Computer health information system or stand-alone software may also be subject to FDA regulations. A draft policy issued by the FDA in 1989 has been the applicable guidance for the regulation of computer products intended to affect the diagnosis or treatment of patients. The 1989 draft policy exempts certain software from regulation on the basis of "competent human intervention" occurring with the use of the software before any impact on human health would occur. The FDA is considering a revised policy, which is expected to eliminate this exemption and to base the level of regulation on the level of risk imposed by the product. It is not clear what impact such regulatory policies, if adopted, will have on clinical information systems or other medical software offered by HCS.

  HCS believes that it is in material compliance with all applicable federal, state and most foreign regulations regarding the manufacture and sale of its products. Such regulations and their enforcement are, however, constantly undergoing change, and HCS cannot predict what effect, if any, such change may have on its business. Approvals may be withdrawn for failure to comply with regulatory standards or due to the occurrence of unforeseen problems. Failure to comply with FDA regulations could result in warning letters, product approval delays or other sanctions being imposed, including restrictions on the marketing or the recall of HCS's products, injunction or civil penalties. Delays in the receipt of or failure to receive necessary regulatory approvals or the loss of existing approvals could have a material adverse effect on HCS. HCS believes that its products substantially comply with all applicable electrical safety and environmental standards, such as those of Underwriters Laboratories and IEC 601.

  HCS is also subject to FDA and FTC restrictions on advertising and numerous foreign, federal, state and local laws relating to such matters as safe working conditions and manufacturing practices. Changes in existing requirements, adoption of new requirements or failure to comply with applicable requirements could have a material adverse effect on HCS.

  The manufacture and sale of medical products manufactured by HCS involve the risk of product liability claims and exposes HCS to substantial liability to patients for damages resulting from the faulty design or manufacture of products. Because these products involve the delivery of radiation to the human body or are involved in diagnostic imaging of the human body, the possibility for significant injury and/or death exists with any of HCS's products. Therefore, the design, manufacture, sale or service of the medical products manufactured by HCS involve the risk of product liability claims and exposes HCS to substantial liability to patients for damages resulting from the faulty design, manufacture or servicing of such products.

 Medicare and Medicaid Reimbursement

  The Federal government regulates reimbursement for diagnostic examinations furnished to Medicare beneficiaries, including related physician services and capital equipment acquisition costs. For example, Medicare reimbursement for operating costs for radiation treatment performed on hospital inpatients generally is set under the Medicare prospective payment system ("PPS") diagnosis-related group ("DRG") regulations. Under PPS, Medicare pays hospitals a fixed amount for services provided to an inpatient based on his or her DRG, rather than reimbursing for the actual costs incurred by the hospital. Patients are assigned to a DRG based on their principal and secondary diagnoses, procedures performed during the hospital stay, age, gender and discharge status.

  For capital costs for inpatient services, prior to October 1, 1991, Medicare reimbursed hospitals an amount based on 85 percent of the actual reasonable costs they had incurred. On October 1, 1991, Medicare began to phase in over a ten-year period a prospective payment system for capital costs which incorporates an add-on to the DRG-based payment to cover capital costs and which replaces the reasonable cost-based methodology. The Balanced Budget Act of 1997 ("BBA"), enacted in law August 5, 1997, further reduces capital payments to hospitals by 2.1 percent between October 1, 1997 and September 30, 2002.

  For certain hospital outpatient services, including radiation treatment reimbursement, currently is based on the lesser of the hospital's costs or charges, or a blended amount, 42 percent of which is based on the hospital's reasonable costs and 58 percent of which is based on the fee schedule amount that Medicare reimburses for such services when furnished in a physician's office. The BBA requires capital outpatient reimbursement to shift from a cost basis to a prospective payment system by 1999. Because the Health Care Financing Administration ("HCFA") has not yet proposed regulations to implement the outpatient PPS, it is unclear what impact such a change will have on payment for radiation treatment. Until January 2000, capital acquisition costs for services furnished to hospital outpatients will be reimbursed on the basis of 90 percent of the reasonable costs actually incurred by the hospital.

  Until January 1, 1992, Medicare generally reimbursed physicians on the basis of their reasonable charges or, for certain physicians, including radiologists, on the basis of a "charge-based" fee schedule. On January 1, 1992, Medicare began to phase in over a five-year period a new system that reimburses all physicians, based on the lower of their actual charges or a fee schedule amount based on a "resource-based relative value scale." Relative value units representing practice expenses, such as equipment costs, currently account for approximately 42 percent of a physician's Medicare fee schedule payment for a particular service. Under the BBA, HCFA is required to implement by January 1, 1999, a revised methodology for calculating practice expense relative value units from the current historical basis to a resource basis. HCFA already has proposed to establish two separate practice expense values for each physician service--one for when a service is furnished in a facility setting and another for when the service is performed in a physician's office. Typically, for a service that could be provided in either setting, the practice expense value would be higher when the service is performed in a physician's office as it would cover a physician's costs such as for equipment, supplies, and overhead. At this time, HCFA has yet to issue regulations setting new practice expense values. Certain revisions that HCFA might make in these values could have a positive or negative effect on physician reimbursement for oncology system services provided in a facility and a positive or negative effect on physician reimbursement for oncology system services provided in a physician's office.

  Reimbursement for services rendered to Medicaid beneficiaries is determined pursuant to each state's Medicaid plan which is established by state law and regulations, subject to requirements of federal law and regulations. The BBA has revised the Medicaid program to allow states even more control over coverage and payment issues. In addition, the HCFA already has granted many states waivers to allow for greater control of the Medicaid program at the state level. The impact on HCS of this greater state control on Medicaid payment for diagnostic services is uncertain.

  The sale of medical devices, the referral of patients for diagnostic examinations utilizing such devices, and the submission of claims to third party payers (including Medicare and Medicaid) seeking reimbursement for such services, are subject to various federal and state laws pertaining to health care "fraud and abuse," including physician self-referral prohibitions, anti-kickback laws, and false claims laws. Subject to certain enumerated exceptions, the federal physician self-referral law, also known as Stark II, prohibits a physician from referring Medicare or Medicaid patients to an entity in which the physician (or a family member) has an ownership interest or compensation relationship if the referral is for a "designated health service," which is defined explicitly to include radiology services. Although final regulations implementing Stark II have not yet been issued by the United States Department of Health and Human Services, proposed regulations were issued in January 1998. Under the proposed regulations, the definition of radiology services subject to the Stark II restriction would expressly exclude screening mammography services (i.e., mammography services furnished to asymptomatic patients), but not diagnostic mammography (i.e., mammography services furnished to symptomatic patients). The Stark II law, as well as physician self-referral restrictions that exist in a number of states and which apply regardless of whether Medicare or Medicaid patients are involved, may result in lower utilization of certain diagnostic procedures, which may affect the demand for HCS's products. Anti-kickback laws make it illegal to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase of medical devices from a particular manufacturer or the referral of patients to a particular supplier of diagnostic services utilizing such devices. False claims laws prohibit anyone from knowingly and willfully presenting, or causing to be presented, claims for payment to third party payers (including Medicare and Medicaid) that are false or fraudulent, for services not provided as claimed, or for medically unnecessary services. Violations of fraud and abuse laws are prosecuted by the Office of the Inspector General and are punishable by criminal and/or civil sanctions including, in some instances, imprisonment and exclusion from participation in federal health care programs such as Medicare and Medicaid.

  The current administration and the Congress from time to time consider various Medicare and other health care reform proposals that could significantly affect both private and public reimbursement for health care services. Some of these proposals, if enacted into law, could reduce reimbursement for or the incentive to use diagnostic devices and procedures and thus could adversely affect the demand for diagnostic devices, including HCS's products.

 Foreign Regulation

  Sales of medical devices outside the United States are subject to regulatory requirements that vary from country to country. Specifically, certain foreign regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. The European Union has adopted a new Medical Device Directive, which was implemented in all countries of the European Union in July 1998. HCS is required to obtain ISO 9001 certification necessary to enable it to affix the required CE mark to its products. The CE mark is an international symbol of adherence to certain quality assurance standards and compliance with applicable European medical device directives which, once affixed, enables a product to be sold in member countries of the European Union. Several Asian countries are reviewing the possibility of adopting similar regulatory schemes. In addition, several countries are reviewing proposed regulations that would require manufacturers to dispose of their products at the end of their useful life. There can be no assurance that HCS will not be required to incur significant costs in obtaining or maintaining its non-U.S. regulatory approvals. Delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on HCS's business, financial condition and results of operation.

PATENT AND OTHER PROPRIETARY RIGHTS

  As a leader in the manufacture and sale of oncology systems and x-ray tubes, HCS has pursued a policy of seeking patent, copyright, trademark and trade secret protection in the United States and other countries for developments, improvements, and inventions originating within its organization that are incorporated in HCS's products or that fall within its fields of interest. As of October 2, 1998, HCS owned approximately 58 patents in the United States and approximately 77 patents throughout the world, and had approximately 101 patent applications on file with various patent agencies worldwide. HCS intends to file additional patent applications as appropriate.

  HCS relies on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title to protect its proprietary rights. HCS has trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for its products in the marketplace. HCS also has agreements with third parties that provide for licensing of patented or proprietary technology. These agreements include royalty-bearing licenses and technology cross-licenses. While HCS places considerable importance on its licensed technology, HCS does not believe that the loss of any license would have a material adverse effect on HCS's business.

  HCS's competitors, like companies in many high technology businesses, routinely review the products of others for possible conflict with their own patent rights. Although HCS has from time to time received notices of claims from others alleging patent infringement, HCS believes that there are no pending patent infringement claims that might have a material adverse effect on the business of HCS.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the names and ages of the Registrant's executive officers, together with positions and offices held within the last five years by such executive officers. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their successors have been elected and have qualified. Ages are as of December 15, 1998.

   NAME     AGE           POSITION (BUSINESS EXPERIENCE)                TERM
   ----     ---           ------------------------------                ----
J. Tracy
 O'Rourke
 (Director) 63  Chairman of the Board and Chief Executive Officer   1990-Present
Richard A.
 Aurelio    54  Executive Vice President                            1992-Present
Allen J.
 Lauer      61  Executive Vice President                            1990-Present
Richard M.
 Levy       60  Executive Vice President                            1990-Present
Elisha W.
 Finney     37  Treasurer                                           1998-Present
                Assistant Treasurer                                 1995-1998
                Risk Manager                                        1988-1998
Timothy E.
 Guertin    49  Corporate Vice President                            1992-Present
                President, Oncology Systems                         1990-Present
Robert A.
 Lemos      57  Vice President, Finance and Chief Financial Officer 1986-Present
                Treasurer                                           1995-1998
Joseph B.
 Phair      51  Secretary                                           1991-Present
                Vice President and General Counsel                  1990-Present
Wayne P.
 Somrak     53  Vice President                                      1991-Present
                Controller                                          1995-Present,
                                                                    1985-1994
                Treasurer                                           1995

  There is no family relationship between any of the executive officers.

ITEM 2. PROPERTIES

  The Company's executive offices and principal research and manufacturing facilities are located in Palo Alto, California, on 45 acres of land held under leaseholds which expire in the years 2012 through 2058. These facilities are owned by the Company, and provide floor space totaling 641,316 square feet. The following is a summary of the Company's properties at October 2, 1998:


                                                                     NUMBER OF
                           LAND (ACRES) BUILDINGS (000'S SQ. FT.)    BUILDINGS
                           ------------ --------------------------- ------------
                           OWNED LEASED    OWNED         LEASED     OWNED LEASED
                           ----- ------ ------------- ------------- ----- ------
United States.............  100    50           1,594          513    19    45
International.............   34    10             411          391     8    84
                            ---   ---   -------------  -----------   ---   ---
                            134    60           2,005          904    27   129
                            ===   ===   =============  ===========   ===   ===

  Utilization of facilities by segment is shown in the following table:

                                             BUILDINGS (000'S SQ. FT.)
                                      -------------------------------------------
                                          MANUFACTURING,
                                        ADMINISTRATIVE AND
                                      RESEARCH & DEVELOPMENT
                                      -------------------------
                                                NON-             MARKETING
                                       U.S.     U.S.    TOTAL   AND SERVICE TOTAL
                                      -------- ------- -------- ----------- -----
Health Care Systems..................      560     43       603     223       826
Instruments..........................      543    188       731     436     1,167
Semiconductor Equipment..............      373     72       445     116       561
                                      -------- ------  --------     ---     -----
  Total Operations...................    1,476    303     1,779     775     2,554
                                      ======== ======  ========     ===     =====
Other Operations.....................                                         355
                                                                            -----
  Total..............................                                       2,909
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

  Manufacturing sites by geographical location are as follows:

      Health Care Systems..  California, Illinois, South Carolina, Utah,
                             England, Finland, France, Switzerland
      Instruments.....       California, Colorado, Massachusetts, Arizona,
                             Australia, Italy, The Netherlands
      Semiconductor
       Equipment......       Massachusetts, Japan, Korea

  Company-owned and staffed sales offices throughout the world are located in North and South America: Argentina, Brazil, Venezuela, Canada, Mexico, United States; Europe: Austria, Belgium, Denmark, France, Italy, the Netherlands, Spain, Sweden, Switzerland, Finland, England, Scotland, Germany, Israel, India, Russia; and Pacific Basin: Australia, People's Republic of China, Hong Kong, Japan, Korea, Singapore, Taiwan and Thailand.

ITEM 3. LEGAL PROCEEDINGS

  Information required by this Item is provided under the heading
"Contingencies" of the Notes to the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The information required by this Item is provided in the quarterly financial table, "Common Stock Prices (Unaudited)," located on page F-23 of this document and under the heading "Long-Term Debt," in the Notes to the Consolidated Financial Statements.

  The Company's common stock is listed on the New York Stock Exchange and the Pacific Exchange under the trading symbol VAR.

  There were 5,992 holders of record of the Company's common stock on December 15, 1998.

ITEM 6. SELECTED FINANCIAL DATA

                                                     FISCAL YEARS
                                     --------------------------------------------
                                       1998    1997*     1996     1995     1994
                                     -------- -------- -------- -------- --------
                                         (DOLLARS IN MILLION EXCEPT PER SHARE
                                                       AMOUNTS)
SUMMARY OF OPERATIONS:
Sales..............................  $1,422.1 $1,425.8 $1,599.4 $1,575.7 $1,313.4
                                     -------- -------- -------- -------- --------
Earnings from Continuing Operations
 before Taxes......................  $  112.7 $  177.8 $  189.2 $  165.3 $  109.1
  Taxes on earnings................      38.9     62.2     67.1     59.5     41.5
                                     -------- -------- -------- -------- --------
Earnings from Continuing
 Operations........................  $   73.8 $  115.6 $  122.1 $  105.8 $   67.6
  Earnings from Discontinued
   Operations,
   Net of Taxes....................       --       --       --      33.5     11.8
                                     -------- -------- -------- -------- --------
Net Earnings.......................      73.8    115.6    122.1    139.3     79.4
                                     ======== ======== ======== ======== ========
Net Earnings Per Share--Basic
Net Earnings Continuing
 Operations........................  $   2.47 $   3.79 $   3.93 $   3.14 $   1.97
Net Earnings Discontinued
 Operations........................       --       --       --      1.00     0.34
                                     -------- -------- -------- -------- --------
Net Earnings Per Share--Basic......  $   2.47 $   3.79 $   3.93 $   4.14 $   2.31
                                     ======== ======== ======== ======== ========
Net Earnings Per Share--Diluted
Net Earnings Continuing
 Operations........................  $   2.43 $   3.67 $   3.81 $   3.02 $   1.90
Net Earnings Discontinued
 Operations........................       --       --       --      0.95     0.33
                                     -------- -------- -------- -------- --------
Net Earnings Per Share--Diluted....  $   2.43 $   3.67 $   3.81 $   3.97 $   2.23
                                     ======== ======== ======== ======== ========
Dividends Declared Per Share.......  $  0.390 $  0.350 $  0.310 $  0.270 $  0.230
                                     ======== ======== ======== ======== ========
FINANCIAL POSITION AT YEAR END:
Total assets.......................  $1,218.3 $1,104.3 $1,018.9 $1,003.8 $  962.4
Long-term debt (excluding current
 portion)..........................  $  111.1 $   73.2 $   60.3 $   60.3 $   60.4

* Fiscal year 1997 results include a $51.0 million pre-tax gain ($33.2 million after-tax or $1.06 per diluted share) on the sale of the Thin Film Systems business.

 This selected financial data should be read in conjunction with the related consolidated financial statements and notes thereto included in Item 14.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 Fiscal Year

  The Company's fiscal years reported are the 52- or 53-week periods which ended on the Friday nearest September 30. Fiscal year 1998 comprises the 53-week period ended on October 2, 1998. Fiscal years 1997 and 1996 comprise the 52-week periods ended on September 26, 1997 and September 27, 1996, respectively.

 Fiscal Year 1998 Compared to Fiscal Year 1997

  Sales. The Company's sales of $1.422 billion in fiscal year 1998 were flat with fiscal year 1997 sales of $1.426 billion, but increased 6% over fiscal year 1997 after adjusting for the sale of the Company's former Thin Film Systems (TFS) business in June 1997. Fourth quarter fiscal year 1998 sales declined 10% to $364 million from the fourth quarter of fiscal year 1997, but were 7% higher than sales in the third quarter of fiscal year 1998.

  The Company's Health Care Systems business (HCS) sales of $540 million in fiscal year 1998 were 14% higher than its sales of $472 million in fiscal year 1997. Fourth fiscal quarter sales were significant in both years, accounting for $179 million of HCS's sales in fiscal year 1998 and $158 million of its sales in fiscal year 1997, amounting to 33% of total sales in each fiscal year. Oncology systems sales were $408 million, or 76% of HCS's sales in fiscal year 1998, compared to $343 million, or 73% of its sales, in fiscal year 1997. X-ray tubes and imaging subsystems sales were $131 million, or 24% of HCS's sales, in fiscal year 1998, compared to $130 million, or 28% of its sales, in fiscal year 1997. Oncology systems sales accounted for almost all of the increase in HCS's sales in fiscal year 1998. The 19% increase in sales of oncology systems between fiscal year 1997 and fiscal year 1998 reflects both an increase in volume of products and services sold and the acquisition from General Electric Company of its radiotherapy service business in December 1997. X-ray tubes and imaging subsystem sales also increased 2% between fiscal year 1997 and fiscal year 1998. International sales were $267 million, or 49% of HCS's total sales, in fiscal year 1998, compared to $236 million, or 50% of its total sales in fiscal year 1997. Geographically, fiscal year 1998 sales to customers in Europe, the Far East and the rest of the world were $156 million, $69 million and $42 million, respectively. In fiscal 1997, sales to customers in Europe, the Far East and the rest of the world were $102 million, $98 million and $36 million.

  The Company's Instruments business (IB) sales of $543 million in fiscal year 1998 were 3% greater than its sales of $527 million in fiscal year 1997. Fiscal year 1998 sales were driven largely by IB's analytical instruments and NMR instruments lines. The effect of the stronger U.S. dollar and a softening Asian market slowed sales growth during fiscal year 1998. International sales were $261million in fiscal year 1998, compared to $253 million in fiscal year 1997, both 48% of total sales in each year. Geographically, fiscal year 1998 sales to customers in Europe, the Far East and the rest of the world were $161 million, $58 million and $42 million, respectively. In fiscal 1997, sales to customers in Europe, the Far East and the rest of the world were $140 million, $70 million and $43 million.

  The Company's Semiconductor Equipment business (SEB) sales of $338 million in fiscal year 1998 were 20% lower than its sales of $424 million in fiscal year 1997. Adjusted for sales attributable to the TFS business, SEB's sales were 2% lower in fiscal year 1998 than in fiscal year 1997. Fourth quarter sales of $42 million in fiscal year 1998 were 61% lower than the $107 million of fourth quarter sales in fiscal year 1997. International sales were $239 million, or 71% of SEB's total sales, in fiscal year 1998, compared to $231 million, or 54% of its total sales, in fiscal year 1997. Geographically, SEB sales to customers in the Far East were $165 million in fiscal 1998 as compared to $174 million in fiscal 1997. Sales to customers in Europe were $74 million and $57 million in fiscal year 1998 and fiscal year 1997, respectively. Starting in the first half of fiscal year 1998, the semiconductor industry began to experience a significant worldwide slowdown in equipment demand, brought about by depressed device pricing, excess capacity and the Asian financial crisis.

The slowdown in product demand and extreme volatility in product pricing has caused the semiconductor industry to reduce significantly or delay purchases of semiconductor manufacturing equipment and construction of new fabrication facilities. This slowdown and volatility is expected to continue throughout fiscal year 1999. These conditions have adversely affected and will continue to adversely affect SEB's results of operations.

  Gross Profit. Total Company gross profit of $526 million for fiscal year 1998 remained essentially unchanged from fiscal year 1997 gross profit of $523 million and represented 37% of its sales in both fiscal years. HCS's gross profit of $191 million in fiscal year 1998 was 35% of its sales, compared to $161 million, or 34% of its sales, in fiscal year 1997. The increase in HCS's gross profit as a percentage of its sales from fiscal year 1997 to fiscal year 1998 was primarily attributable to the increase in oncology systems sales relative to the fixed components of overhead and, to a lesser extent, a shift in oncology systems sales to a higher mix of ancillary products that earn a higher margin. IB's gross profit of $216 million in fiscal year 1998 was 40% of its sales, compared to $207 million, or 39% of its sales, in fiscal year 1997. The increase in IB's gross profit as a percentage of its sales from fiscal year 1997 to fiscal year 1998 was primarily attributable to improved operating efficiencies. SEB's gross profit of $115 million in fiscal year 1998 was 34% of its sales, compared to $157 million, or 37% of its sales, in fiscal year 1997. The decrease in SEB's gross profit as a percentage of its sales from fiscal year 1997 to fiscal year 1998 was primarily attributable to competitive pricing pressures encountered during the industry slowdown in the second half of fiscal year 1998, and costs associated with excess capacity.

  Research and Development. For the Company overall, research and development expenses declined $4 million in fiscal year 1998 to $107 million, or 8% of its sales, compared to 7% of its sales in fiscal year 1997. HCS's research and development expenses increased primarily due to investments in new digital radiographic imaging products, new oncology administrative and imaging software, improvements in oncology systems multileaf collimator products and new x-ray tube platforms. IB's research and development decreased reflecting the shift away from outside consultants and the Ginzton Research Center to in-house employees. SEB's research and development expenses also decreased; however, after adjusting for research and development expenses attributable to the TFS business in fiscal year 1997 of $13 million, SEB's research and development expenses increased over fiscal year 1997.

  Sale of Business. In June 1997, the Company completed the sale of its TFS business. Total proceeds received from the sale of the TFS business were $146 million in cash. The gain on the sale was $33 million, net of income taxes of $18 million. A $52 million reserve was recorded to cover, among other items, purchase price disputes, retained liabilities, transaction costs, employee terminations, facilities separation costs, indemnification obligations, litigation expenses and other contingencies.

  Earnings before Taxes. The Company's fiscal year 1998 pretax earnings were $113 million, compared to $178 million in fiscal year 1997, which included the $51 million gain on sale of the TFS business.

  Net Earnings. In fiscal year 1998, the Company earned $73.8 million compared to $115.6 million in fiscal year 1997. Diluted earnings per share of $2.43 declined from the diluted earnings per share of $3.67 in fiscal year 1997. Fiscal year 1997 earnings included a $33 million after-tax gain ($1.06 per diluted share) on the sale of the TFS business, as well as a $4.0 million ($0.14 per diluted share) operating loss from that business. Diluted earnings per share for fiscal year 1997 were $2.75 after adjusting for the sale of the TFS business.

 Fiscal Year 1997 Compared to Fiscal Year 1996

  Sales. The Company's sales of $1.426 billion in fiscal year 1997 were 11% lower than fiscal year 1996 (5% lower on a TFS-adjusted basis).

  HCS's sales of $472 million in fiscal year 1997 were 2% higher than its sales of $464 million in fiscal year 1996. Oncology systems sales were $343 million, or 73% of HCS's sales, in fiscal year 1997, compared to $324 million, or 70% of its sales, in fiscal year 1996. X-ray tubes and imaging subsystems sales were

$129 million, or 27% of HCS's sales, in fiscal year 1997, compared to $140 million, or 30% of its sales, in fiscal year 1996. International sales were $236 million, or 50% of HCS's total sales, in fiscal year 1997, compared to $238 million, or 51% of its total sales in fiscal year 1996. Geographically, fiscal year 1997 sales to customers in Europe, the Far East and the rest of the world were $102 million, $98 million and $36 million, respectively. In fiscal 1996, sales to customers in Europe, the Far East and the rest of the world were $99 million, $104 million and $35 million.

  IB's sales of $527 million in fiscal year 1997 were 10% higher than its sales of $481 million in fiscal year 1996. All of IB's product lines contributed to the higher sales in fiscal year 1997. International sales were $253 million, or 48% of IB's total sales, in fiscal year 1997, compared to $250 million, or 52% of its total sales in fiscal year 1997. Geographically, fiscal year 1997 sales to customers in Europe, the Far East and the rest of the world were $140 million, $70 million and $43 million, respectively. In fiscal 1996, sales to customers in Europe, the Far East and the rest of the world were $142 million, $62 million and $46 million.

  SEB's sales of $424 million in fiscal year 1997 were 35% lower than its sales of $650 million in fiscal year 1996. Adjusted for sales attributable to the TFS business, SEB's sales were 27% lower in fiscal year 1997 than in fiscal year 1996. Beginning in the latter half of fiscal year 1996, the semiconductor equipment industry began to experience a slowdown. The slowdown was a product of excess capacity and sharply decreasing device prices within the DRAM market segment. This slowdown lasted through the first half of fiscal year 1997, when industry conditions began to improve slightly as a result of strengthening demand from logic and microprocessor device manufacturers, primarily located in Taiwan. International sales by SEB were $231 million, or 54% of SEB's sales, in fiscal year 1997, compared to $430 million, or 66% of its sales, in fiscal year 1996. Geographically, SEB sales to customers in the Far East were $174 million in fiscal 1997 as compared to $349 million in fiscal 1996. Sales to customers in Europe were $57 million and $81 million in fiscal year 1997 and fiscal year 1996, respectively.

  Gross Profit. Total Company gross profit of $523 million in fiscal year 1997 declined 13% from the $604 million recorded in fiscal year 1996 due to the lower sales. HCS's gross profit of $161 million in fiscal year 1997 was 34% of its sales, compared to $162 million, or 35% of HCS's sales, in fiscal year 1996. The decrease in gross profit as a percentage of its sales from fiscal year 1996 to fiscal year 1997 was primarily attributable to the strengthening of the U.S. dollar relative to other international currencies. IB's gross profit of $207 million in fiscal year 1997 was 39% of its sales, compared to $192 million, or 40% of its sales, in fiscal year 1996. The increase in gross profit was attributable primarily to improved sales volume and relatively constant fixed costs. SEB's gross profit of $157 million in fiscal year 1997 and $252 million in fiscal year 1996 represented 37% and 39% of its sales in fiscal year 1997 and fiscal year 1996, respectively.

  Research and Development. For the Company overall, research and development expenses in fiscal year 1997 remained level with fiscal year 1996 at $111 million, or 8% of its sales, compared to 7% of its sales in fiscal year 1996. HCS's research and development expenses increased in fiscal year 1997 due to increased spending on new software products, particularly its imaging products and increased spending on new x-ray tube developments. The imaging business continued to address technical and manufacturing issues for amorphous silicon solid state detectors. IB's research and development expenses increased slightly due to consulting costs. SEB's research and development expenses decreased primarily due to the sale of the TFS business.

  Earnings Before Taxes. The Company's pre-tax earnings in fiscal year 1997 were $178 million, compared to $189 million in fiscal year 1996. Fiscal year 1997 pretax earnings included the $51 million gain on the sale of the TFS business.

  Net Earnings. In fiscal year 1997, the Company earned $116 million compared to $122 million in fiscal year 1996. Included in 1997 net earnings is the $33 million after tax gain ($1.06 per diluted share) on the sale of the TFS business. Diluted earnings per share of $3.67 in fiscal year 1997 were down from $3.81 in fiscal year 1996.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting and Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No.130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It is effective for the Company's 1999 fiscal year. The Company has not yet determined the impact of its implementation on the Company's consolidated financial statements.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No.131 changes current practice under SFAS No.14 by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. It is effective for the Company's 1999 fiscal year. The impact of implementation of SFAS No. 131 on the reporting of the Company's segment information has not yet been determined.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 requires derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for the Company's 2000 fiscal year. The impact of implementation of SFAS No. 133 on the Company's consolidated financial statements has not yet been determined.

  During 1997, the Company adopted the AICPA's SOP 96-1, "Environmental Remediation Liabilities." As a result of the adoption of SOP 96-1, the Company increased the reserve for environmental liabilities by $8.8 million.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's financial condition remained strong during fiscal year 1998. Cash and cash equivalents were $149.7 million at fiscal year-end 1998, compared to $142.3 million at fiscal year-end 1997. Operating activities provided cash of $127.8 million in fiscal year 1998, primarily due to a $33.8 million decrease in accounts receivable, non-cash depreciation charges of $42.7 million, a $10.7 million increase in current and long-term accrued expenses and net earnings of $73.8 million. Operating activities in fiscal year 1997 provided cash of $44.9 million and in fiscal year 1996, provided cash of $87.4 million. Investing activities in fiscal year 1998 used $143.1 million of cash, including $105.5 million for the purchase of businesses and $47.0 million for the purchase of property, plant and equipment. Investing activities in fiscal year 1997 provided $49.7 million of cash, including $145.5 million in proceeds from the sale of the TFS business, partially offset by $34.3 million used to purchase various businesses and $55.1 million used to purchase property and equipment. Investing activities in fiscal year 1996 used $73.4 million of cash, primarily for the purchase of property and equipment.

  Financing activities in fiscal year 1998 provided $19.3 million of cash. Additional long-term borrowings of $38.0 million and net borrowings of $27.6 million on short-term obligations were offset by $34.5 million used to repurchase shares of the Company's stock (net of $19.7 million of proceeds received from employees to purchase common stock) and $14.3 million used to pay dividends. Financing activities in fiscal year 1997, in which the Company increased long-term borrowings by $25.0 million, used $40.0 million of cash. In fiscal year 1997, the Company used $56.5 million to repurchase shares of the Company's stock (net of $38.2 million of proceeds received from employees to purchase common stock) and $10.4 million to pay dividends. Financing activities in fiscal year 1996 used $56.6 million in cash, with $49.5 million used for net share repurchases and $9.3 million to pay dividends.

  Total debt as a percent of total capital increased to 22.1% at fiscal year end 1998 from 14.9% at fiscal year end 1997 and 12.1% at fiscal year end 1996. Cash and cash equivalents amounted to $149.7 million at fiscal year end 1998 compared to long- and short-term debt on that date of $157.9 million. The ratios of current assets to current liabilities at fiscal year end 1998, 1997 and 1996 were 1.66,
1.75 and 1.65, respectively. Quarterly dividends were increased from $0.08 per share to $0.09 in the second fiscal quarter of 1997 and to $0.10 per share in the second quarter of fiscal 1998. The Company has $50 million available in unused committed lines of credit.

  The Company's liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economics. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the Company's borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the current fiscal year and fiscal year 2000.

  On August 21, 1998, the Company's Board of Directors approved the development of a detailed plan to reorganize the Company's core businesses into three separate public companies by spinning off IB and SEB to stockholders through a tax-free distribution. The final plan is subject to stockholder approval as well as a favorable ruling from the U.S. Internal Revenue Service confirming the tax-free nature of the proposed spin-offs for the Company and its stockholders. The Company expects to complete the reorganization by the end of fiscal 1999. Management estimates that one-time net cash outlays of approximately $50 million will be required to complete this reorganization.

  While the capital structures of the three separate companies have not been determined, it is expected that, upon consummation of the spin-off, each of HCS and IB will have between $50 and $100 million of outstanding indebtedness under the Company's term loans and notes payable, and that the Company will contribute cash to SEB so that SEB will have approximately $100 million in cash and cash equivalents and consolidated debt not exceeding $5 million.

ENVIRONMENTAL MATTERS

  The Company's operations are subject to various foreign, federal, state and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. This includes discharges into soil, water and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances. In addition, several countries are reviewing proposed regulations that would require manufacturers to dispose of their products at the end of the useful lives. These laws have the effect of increasing costs and potential liabilities associated with the conduct of such operations.

  The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites where the Company is alleged to have shipped manufacturing waste for recycling or disposal. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, foreign, federal, state and/or local agencies at certain current or former Company facilities (including facilities disposed of in connection with the Company's sale of its Electron Devices business during fiscal year 1995 and the sale of its TFS business during fiscal year 1997). Expenditures by the Company for environmental investigation and remediation amounted to $5 million in fiscal year 1998, compared with $2 million in fiscal year 1997 and $5 million in fiscal year 1996.

  For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of October 2, 1998, the Company nonetheless estimated that the future exposure for environmental related investigation and remediation costs for these sites and facilities ranged in the aggregate from $22 million to $49 million. The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of October 2, 1998. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore the Company has accrued $22 million in estimated environmental costs as of October 2, 1998. The amount accrued has not been discounted to present value.

  As to other sites and facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of October 2, 1998, the Company estimated that the future exposure for environmental related investigation and remediation costs for these sites and facilities ranged in the aggregate from $40 million to $74 million. The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of October 2, 1998. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $51 million at October 2, 1998. Accordingly, the Company has accrued $22 million as of October 2, 1998, which represents its best estimate of the future costs discounted at 4%, net of inflation. This accrual is in addition to the $22 million described in the preceding paragraph.

  At October 2, 1998, the Company's reserve for environmental liabilities, based upon future environmental related costs estimated by the Company as of that date, was calculated as follows:

                                                      NON-             TOTAL
                                    RECURRING       RECURRING       ANTICIPATED
   YEAR                               COSTS           COSTS         FUTURE COSTS
   ----                             --------- --------------------- ------------
                                              (DOLLARS IN MILLIONS)
   1999............................   $ 2.3           $3.5             $  5.8
   2000............................     2.6            1.0                3.6
   2001............................     2.6            0.2                2.8
   2002............................     2.5            0.0                2.5
   2003............................     2.4            0.0                2.4
   Thereafter......................    52.0            3.6               55.6
                                      -----           ----             ------
   Total costs.....................   $64.4           $8.3               72.7
   Less imputed interest...........                                     (28.8)
                                                                       ------
   Reserve amount..................                                    $ 43.9
                                                                       ======

  The amounts set forth in the foregoing table are only estimates of anticipated future environmental related costs, and the amounts actually spent in the years indicated may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites and facilities involved. The Company believes that most of these cost ranges will narrow as investigation and remediation activities progress.

  The Company believes that its reserves are adequate, but as the scope of its obligations becomes more clearly defined, these reserves may be modified and related charges against earnings may be made. Although any ultimate liability arising from environmental related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company's financial statements the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental related events, management believes that the costs of these environmental related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company.

  The Company evaluates its liability for environmental related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities.

The Company received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit, and has a $0.5 million receivable in Other Current Assets at October 2, 1998. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental related expenditures, and the Company therefore has a $5.5 million receivable in Other Assets at October 2, 1998. Although the Company intends to aggressively pursue additional insurance recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

YEAR 2000

  General. The "Year 2000" problem refers to computer programs and other equipment with embedded microprocessors ("non-IT systems") which use only the last two digits to refer to a year, and which therefore might not properly recognize a year that begins with "20" instead of the familiar "19." As a result, those computer programs and non-IT systems might be unable to operate or process accurately certain date-sensitive data before or after January 1, 2000. Because the Company relies heavily on computer programs and non-IT systems, and relies on third parties which themselves rely on computer programs and non-IT systems, the Year 2000 problem if not addressed could adversely effect the Company's business, results of operations or financial condition.

  State of Readiness. The Company has initiated a comprehensive assessment of potential Year 2000 problems with respect to (1) internal systems, (2) products, and (3) significant third parties with which the Company does business.

  The Company has substantially completed its assessment of potential Year 2000 problems in internal systems, which systems have been categorized as follows, in order of importance: (a) enterprise information systems; (b) enterprise networking and telecommunications; (c) factory-specific information systems;
(d) non-IT systems; (e) computers and packaged software; and (f) facilities systems. With respect to enterprise information systems, the Company in 1994 initiated replacement of its existing systems with a single Company-wide system supplied by SAP America, Inc., which system is designed and tested by SAP for Year 2000 capability. Installation of that system has been staged to replace first those existing systems that are not Year 2000 capable. Installation of the new SAP system is approximately 70% complete, with 90% completion expected by July 1999 and full completion expected by the end of 1999. Upgrade of enterprise information systems is approximately 70% complete, with 90% completion expected by July 1999 and 100% completion expected by December 1999; upgrade of enterprise networking and telecommunications systems is approximately 95% complete, with 100% completion expected by December 1998; upgrade of factory-specific information systems is approximately 60% complete, with 86% completion expected by July 1999 and 91% completion expected by December 1999; upgrade of non-IT systems, computers and packaged software, and facilities systems are well underway and the Company expects these to be substantially completed by July 1999 (except in the case of some computers and packaged software, which might not be completed until December 1999).

  The Company has initiated an assessment of potential Year 2000 problems in its current and previously-sold products. With respect to current products, that assessment and corrective actions are substantially complete, and the Company believes that all of its current products are Year 2000 capable; however, that conclusion is based in part on Year 2000 assurances or warranties from suppliers of computer programs and non-IT systems which are integrated into or sold with the Company's current products.

  With respect to previously-sold products, the Company does not intend to assess Year 2000 preparedness of every product it has ever sold, but rather is focusing its assessments on products which are subject to regulatory requirements with respect to Year 2000, including FDA requirements for medical devices. The Company is also focusing its assessments on products that will be under written warranties or still relatively early in their useful life, are more likely to be dependent on non-IT systems that are not Year 2000 capable, cannot be easily upgraded with readily available externally-utilized computers and packaged software, and/or could pose a safety hazard. These assessments are expected to be substantially completed by July 1999. Where the Company identifies previously-sold products that are not Year 2000 capable, the Company intends in some cases to develop and offer to sell upgrades or retrofits, identify corrective measures which the customer could itself undertake or identify for the customer other suppliers of upgrades or retrofits. There may be instances where the Company may be required to repair and/or upgrade such products at its own expense. Schedules for completing those corrective actions vary considerably among the Company's businesses and products, but are generally expected to be substantially completed by July 1999.

  The Company is still assessing potential Year 2000 problems of third parties with which the Company has material relationships, which are primarily suppliers of products or services. These assessments will identify and prioritize critical suppliers, review those suppliers' written assurances on their own assessments and correction of Year 2000 problems, and develop appropriate contingency plans for those suppliers which might not be adequately prepared for Year 2000 problems. These assessments are expected to be substantially completed by August 1999.

  Costs. As of October 2, 1998, the Company estimates that it had incurred approximately $2.2 million to assess and correct Year 2000 problems. Although difficult to assess, based on its assessment to date, the Company estimates that it will incur approximately $5 million in additional costs to assess and correct Year 2000 problems, which costs are expected to be incurred throughout fiscal year 1999 and the first half of fiscal year 2000. All of these costs have been and will continue to be expensed as incurred.

  This estimate of future costs has not been reduced by expected recoveries from certain third parties which are subject to indemnity, reimbursement or warranty obligations for Year 2000 problems. In addition, the Company expects that certain costs will be offset by revenues generated by the sale of upgrades and retrofits and other customer support services relating to Year 2000 problems. However, there can be no assurance that the Company's actual costs to assess and correct Year 2000 problems will not be higher than the foregoing estimate.

  Risks. Failure by the Company or its key suppliers to accurately assess and correct Year 2000 problems would likely result in interruption of certain of the Company's normal business operations, which could have a material adverse effect on the Company's business, results of operations or financial condition. If the Company does not adequately identify and correct Year 2000 problems in its information systems it could experience an interruption in its operations, including manufacturing, order processing, receivables collection and accounting, such that there would be delays in product shipments, lost data and a consequential impact on revenues, expenditures and financial reporting. If the Company does not adequately identify and correct Year 2000 problems in its non-IT systems it could experience an interruption in its manufacturing and related operations, such that there would be delays in product shipments and a consequential impact on revenues. If the Company does not adequately identify and correct Year 2000 problems in its previously-sold products it could experience warranty or product liability claims by users of products which do not function correctly. If the Company does not adequately identify and correct Year 2000 problems of the significant third parties with which it does business it could experience an interruption in the supply of key components or services from those parties, such that there would be delays in product shipments or service and a consequential impact on revenues.

  Management believes that appropriate corrective actions have been or will be accomplished within the cost and time estimates stated above. Although the Company does not expect to be 100% Year 2000 compliant by the end of 1999, the Company does not currently believe that any Year 2000 non-compliance in the Company's information systems would have a material adverse effect on the Company's business, results of operations or financial condition. However, given the inherent complexity of the Year 2000 problem, there can be no assurance that actual costs will not be higher than currently anticipated or that corrective actions will not take longer than currently anticipated to complete. Risk factors which might result in higher costs or delays include the ability to identify and correct in a timely fashion Year 2000 problems; regulatory or legal obligations to correct Year 2000 problems in previously-sold products; possible liability for personal injury if a safety hazard relating to Year 2000 is not identified and corrected; ability to retain and hire qualified personnel to perform assessments and corrective actions; the willingness and ability of critical suppliers to assess and correct their own Year 2000 problems, including in products they supply to the Company; and the additional complexity which will likely be caused by undertaking during fiscal year 1999 and fiscal year 2000 the separation of currently shared enterprise information systems as a result of the planned separation of the Company's businesses into three public companies.

  Because of uncertainties as to the extent of Year 2000 problems with the Company's previously-sold products and the extent of any legal obligation of the Company to correct Year 2000 problems in those products, the Company cannot yet assess risks to the Company with respect to those products. Because its assessments are not yet complete, the Company also cannot yet conclude that the failure of critical suppliers to assess and correct Year 2000 problems is not reasonably likely to have a material adverse effect on the Company's results of operations.

  Contingency Plans. With respect to the Company's enterprise information systems, the Company has a contingency plan if the SAP system is not fully installed by December 31, 1999. That plan primarily involves installation where necessary of a Year 2000 capable upgrade of existing information systems pending complete installation of the SAP system. That upgrade is currently in acceptance testing, and if functional will be held for contingency purposes.

  With respect to products and significant third parties, the Company intends, as part of its on-going assessment of potential Year 2000 problems, to develop contingency plans for the more critical problems that might not have been corrected by December 31, 1999. It is currently anticipated that the focus of these contingency plans will be the possible interruption of supply of key components or services from third parties.

RISK FACTORS RELATING TO FORWARD-LOOKING INFORMATION

  This Management's Discussion and Analysis contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: product demand and market acceptance risks; the effect of general economic conditions and foreign currency fluctuations; the impact of competitive products and pricing; new product development and commercialization; the ability to increase operating margins on higher sales; the continued improvement of the various instruments markets the Company serves; the impact of economic conditions in Korea and other Asian markets on sales in those areas, particularly semiconductor equipment sales; the impact of managed care initiatives in the U.S. on capital expenditures and resulting pricing pressures on medical equipment; the timing of renewed growth in worldwide semiconductor equipment demand; successful implementation by the Company and certain third parties of corrective actions to address the impact of the Year 2000; completion of the planned reorganization on the current schedule within current budgets; the ability to sell certain surplus assets in connection with the reorganization; the ability of the three post-reorganization companies to realize anticipated costs savings resulting from the reorganization; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE

  As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposures have related to non-U.S. dollar denominated sales and purchases throughout Europe, Asia, and Australia. The Euro will be adopted as a common currency for members of the European Monetary Union on January 1, 1999. The Company is evaluating, among other issues, the impact of the Euro conversion on its foreign currency exposure. Based on its evaluation to date, the Company does not expect the Euro conversion to create any change in its currency exposure due to the Company's existing hedging practices.

  At the present time, the Company hedges those currency exposures associated with certain assets and liabilities denominated in non-functional currencies and with anticipated foreign currency cash flows. The Company does not enter into forward exchange contracts for trading purposes. The hedging activity undertaken by the Company is intended to offset the impact of currency fluctuations on certain anticipated foreign currency cash flows and certain non-functional currency assets and liabilities. The success of this activity depends upon estimation of balance sheets denominated in various currencies. To the extent that these forecasts are over- or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses.

  The Company's forward exchange contracts generally range from one to three months in original maturity, and no forward exchange contract has an original maturity greater than one year. Forward exchange contracts outstanding and their unrealized loss as of the fiscal year-end 1998 are summarized as follows:

                                                  FISCAL YEAR-END 1998
                                        ----------------------------------------
                                        NOTIONAL NOTIONAL  UNREALIZED
                                         VALUE     VALUE      GAIN
                                          SOLD   PURCHASED   (LOSS)   FAIR VALUE
                                        -------- --------- ---------- ----------
                                                 (DOLLARS IN MILLIONS)
   Italian lira........................  $ 23.5    $ 1.0     $(0.4)     $(1.1)
   French franc........................    21.5      2.0      (0.6)      (1.2)
   Canadian dollar.....................    15.6      0.2       0.6        0.7
   British pound.......................     8.3     14.0       0.3        0.3
   German mark.........................    13.5      1.0      (0.2)      (0.7)
   Spanish peseta......................    10.5      0.8      (0.6)      (0.7)
   Australian dollar...................     2.1      7.7       --         --
   Korean won..........................     7.5      --        --         --
   Swiss franc.........................     1.3      6.0      (0.1)       0.2
   Belgian franc.......................     4.5      2.2      (0.1)      (0.1)
   Japanese yen........................     4.0      --        0.1        0.1
   Portuguese escudo...................     3.7      0.4      (0.3)      (0.3)
   Swedish krona.......................     0.2      3.1       --         --
   Irish punt..........................     2.3      0.2      (0.2)      (0.2)
   Finnish mark........................     2.1      --       (0.1)      (0.1)
   Dutch guilder.......................     1.7      0.9      (0.1)      (0.1)
   Brazilian real......................     --       1.2       --         --
   Taiwan dollar.......................     0.9      --        --         --
                                         ------    -----     -----      -----
   Totals..............................  $123.2    $40.7     $(1.7)     $(3.2)
                                         ======    =====     =====      =====

  The fair value of forward exchange contracts generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of open contracts. The notional amounts of forward exchange contracts are not a measure of the Company's exposure.

INTEREST RATE RISK

  The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio, notes payable, and long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio, and the Company's investment portfolio only includes highly liquid instruments with an original maturity to the Company of three months or less. The Company primarily enters into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions.

  The Company is subject to fluctuating interest rates that may impact, adversely or otherwise, its results of operations or cash flows for its variable rate notes payable and cash and cash equivalents. Fluctuations in interest rates may also impact, adversely or otherwise, the estimated fair value of the Company's fixed rate long-term debt obligations. The Company has no cash flow exposure due to rate changes for long-term debt obligations.

  The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio and debt obligations.

                                            FISCAL YEAR
                          ----------------------------------------------------
                           1999   2000   2001   2002   2003  THEREAFTER TOTAL
                          ------  -----  -----  -----  ----  ---------- ------
                                       (DOLLARS IN MILLIONS)
Assets
  Cash and cash
   equivalents........... $149.7    --     --     --    --       --     $149.7
    Average interest
     rate................    5.2%   --     --     --    --       --        5.2%
Liabilities
  Notes payable.......... $ 34.7    --     --     --    --       --     $ 34.7
    Average interest
     rate................    2.0%   --     --     --    --       --        2.0%
  Long-term debt
   (including current
   portion).............. $ 12.1  $12.1  $12.0  $12.0  $5.0    $70.0    $123.2
    Average interest
     rate................    7.3%   7.3%   7.3%   7.3%  7.2%     6.8%      7.0%

  The estimated fair value of the Company's cash and cash equivalents approximates the principal amounts reflected above based on the short maturities of these financial instruments. The estimated fair value of the Company's debt obligations approximates the principal amounts reflected above based on rates currently available to the Company for debt with similar terms and remaining maturities.

  Although payments under certain of the Company's operating leases for its facilities are tied to market indices, the Company is not exposed to material interest rate risk associated with its operating leases.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The response to this item is submitted as a separate section to this report. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item with respect to the Company's executive officers is incorporated herein by reference from the information under Item 1 of Part I of this Report. The information required by this Item with respect to the Company's directors is incorporated herein by reference from the information provided under the heading "Proposal Ten: Election of Directors" of the Proxy Statement. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated herein by reference from the information provided under the heading "Certain Executive Officer Compensation and Other Information" of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated herein by reference from the information provided under the heading "Stock Ownership" of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated herein by reference from the information provided under the headings "Management Indebtedness and Certain Transactions" and "Change in Control and Other Agreements" of the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

  (1)Consolidated Financial Statements: (see index on page F-1 of this report)

    -- Report of Independent Accountants

    -- Consolidated Statements of Earnings for fiscal years 1998, 1997, and
       1996

    -- Consolidated Balance Sheets at fiscal year-end 1998 and 1997

    -- Consolidated Statements of Stockholders' Equity for fiscal years
       1998, 1997, and 1996

    -- Consolidated Statements of Cash Flows for fiscal years 1998, 1997, and 1996

    -- Notes to the Consolidated Financial Statements

  (2) Consolidated Financial Statement Schedule: (see index on page F-1 of this report)

    The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 1998, 1997, and 1996, and the related Report of Independent Accountants are filed as a part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries.

     SCHEDULE
     --------
        --    Report of Independent Accountants on Financial Statement Schedule
        II    Valuation and Qualifying Accounts

  All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

  (3) Exhibits:

 3-A    Registrant's Restated Certificate of Incorporation (incorporated herein by reference to the Registrant's Form 10-K for the year ended September 27, 1996).
 3-B    Registrant's Bylaws.
 4.1    Specimen Common Stock Certificate.
 4.2    Rights Agreement dated as of November 20, 1998 between Registrant and First
        Chicago Trust Company of New York, as Rights Agent, including the Form of Rights
        Certificate (together with Election to Exercise) attached thereto as Exhibit A, and the form of Certificate of Designation of Registrant attached thereto as
        Exhibit B (incorporated herein by reference to Registrant's Registration
        Statement on Form 8-A filed on November 23, 1998 with respect to the NYSE).
10.1*   Registrant's Omnibus Stock Plan, (incorporated herein by reference to the
        Registrant's Form 10-K for the year ended September 26, 1997).
10.2*   Registrant's 1982 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-8; File No. 33-
        33660).
10.4*   Registrant's Management Incentive Plan (incorporated herein by reference to
        Registrant's Form 10-Q for the quarter ended March 31, 1995).
10.5*   Registrant's Supplemental Retirement Plan (incorporated herein by reference to
        Registrant's Form 10-Q for the quarter ended June 30, 1995).
10.6*   Registrant's form of Indemnity Agreement with Directors and Executive Officer
        (incorporated herein by reference to Registrant's Form 10-K for the year ended
        October 1, 1993).
10.7*   Registrant's form of Change in Control Agreement with certain Executive Officers other than the Chief Executive Officer (incorporated herein by reference to
        Registrant's Form 10-K for the year ended October 1, 1993).
10.8*   Registrant's Change in Control Agreement with J. Tracy O'Rourke (incorporated herein by reference to Registrant's Form 10-K for the year ended October 1,
        1993).
10.9*   Description of Certain Compensatory Arrangements between Registrant and
        Directors (incorporated herein by reference to Registrant's Form 10-Q for the quarter ended December 31, 1993).
10.10*  Description of Certain Compensatory Arrangements between Registrant and
        Executive Officers (incorporated herein by reference to Registrant's Form 10-K for the year ended September 30, 1994).
10.11*  Description of Certain Relocation Arrangements between Registrant and Executive
        Officers (incorporated herein by reference to Registrant's Form 10-Q for the quarter ended December 30, 1994).
21      Subsidiaries of the Registrant.
23      Consent of Independent Accountants.
24      Power of Attorney by directors of the Company authorizing certain persons to sign this Annual Report on Form 10-K on their behalf.
27      Financial Data Schedule for the fiscal year ended October 2, 1998 (EDGAR filing only).

--------
*Management contract or compensatory agreement.

(b)Reports on Form 8-K:

  A report on Form 8-K was filed on August 21, 1998, regarding the Registrant's plan to reorganize the Company's three core businesses in health care systems, semiconductor equipment and instruments into three separate public companies.

  A report on Form 8-K was filed on November 24, 1998 regarding the Registrant's stockholder rights plan approved by the Board of Directors on November 20, 1998.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Associates, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VARIAN ASSOCIATES, INC.
                                                 (Registrant)

Dated: December 30, 1998                            /s/ Robert A. Lemos
                                          By __________________________________
                                                      Robert A. Lemos
                                                Vice President, Finance and
                                                  Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

               SIGNATURE                            TITLE                     DATE
               ---------                            -----                     ----
         /s/ J. Tracy O'Rourke          Chairman of the Board and       December 30, 1998
 ______________________________________ Chief Executive Officer
           J. Tracy O'Rourke            (Principal Executive Officer)

          /s/ Robert A. Lemos           Vice President, Finance and     December 30, 1998
 ______________________________________ Chief Financial Officer
            Robert A. Lemos             (Principal Financial
                                        Officer)

          /s/ Wayne P. Somrak           Vice President and              December 30, 1998
 ______________________________________ Controller (Principal
            Wayne P. Somrak             Accounting Officer)

 John Seely Brown*                      Director
 Ruth M. Davis*                         Director
 Robert W. Dutton*                      Director
 Samuel Hellman*                        Director
 Terry R. Lautenbach*                   Director
 Angus A. MacNaughton*                  Director
 David W. Martin, Jr.*                  Director
 John G. McDonald*                      Director
 Wayne R. Moon*                         Director
 David E. Mundell*                      Director
 Burton Richter*                        Director
 Elizabeth E. Tallett*                  Director
 Jon D. Tompkins*                       Director
 Richard W. Vieser*                     Director


            /s/ Robert A. Lemos
  *By _________________________________                        December 30, 1998
          Robert A. Lemos,
         Attorney-in-Fact**
--------
**By authority of powers of attorney filed herewith.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                                   FORM 10-K

                  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

  The following financial statements of the registrant and its subsidiaries are required to be included in Item 8:

                                                                           PAGE
                                                                           ----
   Report of Independent Accountants ....................................  F-2
   Consolidated Statements of Earnings for fiscal years 1998, 1997, and
    1996 ................................................................  F-3
   Consolidated Balance Sheets at fiscal year-end 1998 and 1997 .........  F-4
   Consolidated Statements of Stockholders' Equity for fiscal years 1998,
    1997, and 1996 ......................................................  F-5
   Consolidated Statements of Cash Flows for fiscal years 1998, 1997, and
    1996.................................................................  F-6
   Notes to the Consolidated Financial Statements........................  F-7

  The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 1998, 1997, and 1996, and the related Report of Independent Accountants are filed as a part of this Report as required to be included in Item 14(a) and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

   SCHEDULE                                                               PAGE
   --------                                                               ----
    --      Report of Independent Accountants on Financial Statement
             Schedule...................................................  F-24
    II      Valuation and Qualifying Accounts...........................  F-25

  All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of  Varian Associates, Inc.:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Varian Associates, Inc. and its subsidiaries at October 2, 1998 and September 26, 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 2, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                               /s/ PricewaterhouseCoopers LLP
                                              ---------------------------------
                                                 PricewaterhouseCoopers LLP

San Jose, California
October 21, 1998

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                      FISCAL YEARS
                                            ----------------------------------
(Amounts in thousands except per share
amounts)                                       1998        1997        1996
--------------------------------------      ----------  ----------  ----------
SALES...................................... $1,422,125  $1,425,824  $1,599,361
                                            ----------  ----------  ----------
OPERATING COSTS AND EXPENSES...............
 Cost of sales.............................    896,285     902,733     995,668
 Research and development..................    107,035     110,750     110,140
 Marketing.................................    199,132     199,167     200,333
 General and administrative................    104,516      83,249     103,128
                                            ----------  ----------  ----------
 Total operating costs and expenses........  1,306,968   1,295,899   1,409,269
                                            ----------  ----------  ----------
OPERATING EARNINGS.........................    115,157     129,925     190,092
 Interest expense..........................     (8,835)     (7,783)     (6,375)
 Interest income...........................      6,418       4,604       5,526
 Gain on Sale of Thin Film Systems.........        --       51,039         --
                                            ----------  ----------  ----------
EARNINGS BEFORE TAXES......................    112,740     177,785     189,243
 Taxes on earnings.........................     38,900      62,225      67,180
                                            ----------  ----------  ----------
NET EARNINGS............................... $   73,840  $  115,560  $  122,063
                                            ==========  ==========  ==========
AVERAGE SHARES OUTSTANDING--BASIC..........     29,910      30,451      31,024
                                            ==========  ==========  ==========
AVERAGE SHARES OUTSTANDING--DILUTED........     30,419      31,446      32,075
                                            ==========  ==========  ==========
NET EARNINGS PER SHARE--BASIC.............. $     2.47  $     3.79  $     3.93
                                            ==========  ==========  ==========
NET EARNINGS PER SHARE--DILUTED............ $     2.43  $     3.67  $     3.81
                                            ==========  ==========  ==========


        See accompanying Notes to the Consolidated Financial Statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                           FISCAL YEAR-END
                                                        ----------------------
(Dollars in thousands except par values)                   1998        1997
----------------------------------------                ----------  ----------
                        ASSETS
Current Assets
 Cash and cash equivalents............................. $  149,667  $  142,298
 Accounts receivable...................................    392,596     418,978
 Inventories...........................................    204,464     159,598
 Other current assets..................................     93,054      92,596
                                                        ----------  ----------
  Total Current Assets.................................    839,781     813,470
                                                        ----------  ----------
Property, Plant, and Equipment.........................    509,089     460,251
 Accumulated depreciation and amortization.............   (294,867)   (264,612)
                                                        ----------  ----------
  Net Property, Plant, and Equipment...................    214,222     195,639
                                                        ----------  ----------
Other Assets...........................................    164,292      95,224
                                                        ----------  ----------
  TOTAL ASSETS......................................... $1,218,295  $1,104,333
                                                        ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Notes payable......................................... $   46,842  $   18,668
 Accounts payable--trade...............................     76,166      83,771
 Accrued expenses......................................    282,647     269,067
 Product warranty......................................     44,153      37,620
 Advance payments from customers.......................     55,081      55,184
                                                        ----------  ----------
  Total Current Liabilities............................    504,889     464,310
Long-Term Accrued Expenses.............................     44,771      35,752
Long-Term Debt.........................................    111,090      73,186
Deferred Taxes.........................................        --        6,508
                                                        ----------  ----------
  Total Liabilities....................................    660,750     579,756
                                                        ----------  ----------
Commitments and Contingencies
Stockholders' Equity
 Preferred stock
  Authorized 1,000,000 shares, par value $1, issued
   none................................................        --          --
 Common stock
  Authorized 99,000,000 shares, par value $1, issued
  and outstanding 29,743,000 shares (1998), 30,108,000
  shares (1997)........................................     29,743      30,108
 Retained earnings.....................................    527,802     494,469
                                                        ----------  ----------
  Total Stockholders' Equity...........................    557,545     524,577
                                                        ----------  ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........... $1,218,295  $1,104,333
                                                        ==========  ==========

        See accompanying Notes to the Consolidated Financial Statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        CAPITAL IN           TREASURY
(Dollars in thousands except   COMMON   EXCESS OF  RETAINED   STOCK
per share amounts)              STOCK   PAR VALUE  EARNINGS  AT COST    TOTAL
----------------------------   -------  ---------- --------  --------  --------
BALANCES, FISCAL YEAR-END,
 1995........................  $31,052   $    --   $363,877  $    --   $394,929
 Net earnings for the year...      --         --    122,063       --    122,063
 Issuance of stock under om-
 nibus stock, stock option,
 and employee stock purchase
 plans (including tax benefit
 of $10,084).................    1,213     38,623       --        --     39,836
 Purchase of common stock....      --         --        --    (79,296)  (79,296)
 Retirement of treasury
 stock.......................   (1,619)   (38,623)  (39,054)   79,296       --
 Dividends declared ($0.31
 per share)..................      --         --     (9,623)      --     (9,623)
                               -------   --------  --------  --------  --------
BALANCES, FISCAL YEAR-END,
 1996........................   30,646        --    437,263       --    467,909
 Net earnings for the year...      --         --    115,560       --    115,560
 Issuance of stock under
 omnibus stock, stock option,
 and employee stock purchase
 plans (including tax benefit
 of $8,299)..................    1,221     45,261       --        --     46,482
 Purchase of common stock....      --         --        --    (94,730)  (94,730)
 Retirement of treasury
 stock.......................   (1,759)   (45,261)  (47,710)   94,730       --
 Dividends declared ($0.35
 per share)..................      --         --    (10,644)      --    (10,644)
                               -------   --------  --------  --------  --------
BALANCES, FISCAL YEAR-END,
 1997........................   30,108        --    494,469       --    524,577
 Net earnings for the year...      --         --     73,840       --     73,840
 Issuance of stock under
 omnibus stock, stock option,
 and employee stock purchase
 plans (including tax benefit
 of $5,321)..................      646     24,407       --        --     25,053
 Purchase of common stock....      --         --        --    (54,276)  (54,276)
 Retirement of treasury
 stock.......................   (1,011)   (24,407)  (28,858)   54,276       --
 Dividends declared ($0.39
 per share)..................      --         --    (11,649)      --    (11,649)
                               -------   --------  --------  --------  --------
BALANCES, FISCAL YEAR-END,
 1998........................  $29,743   $    --   $527,802  $    --   $557,545
                               =======   ========  ========  ========  ========


        See accompanying Notes to the Consolidated Financial Statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         FISCAL YEARS
                                                  ----------------------------
(Dollars in thousands)                              1998      1997      1996
----------------------                            --------  --------  --------
OPERATING ACTIVITIES
    Net Cash Provided by Operating Activities.... $127,753  $ 44,939  $ 87,437
                                                  --------  --------  --------
INVESTING ACTIVITIES
 Proceeds from sale of property, plant, and
  equipment......................................    2,321     2,220     4,781
 Proceeds from sale of Thin Film Systems
  Business.......................................      --    145,500       --
 Purchase of property, plant, and equipment......  (46,954)  (55,087)  (67,736)
 Purchase of businesses, net of cash acquired.... (105,470)  (34,272)   (4,396)
 Other...........................................    7,035    (8,685)   (5,999)
                                                  --------  --------  --------
    Net Cash (Used)/Provided by Investing
     Activities.................................. (143,068)   49,676   (73,350)
                                                  --------  --------  --------

FINANCING ACTIVITIES

 Net borrowings (payments) on short-term
  obligations....................................   27,624     2,305     2,607
 Proceeds from long-term borrowings..............   38,000    25,000       --
 Principal payments on long-term debt............      (96)      (71)      (71)
 Proceeds from common stock issued to employees..   19,732    38,183    29,752
 Purchase of common stock........................  (54,276)  (94,730)  (79,296)
 Dividends paid..................................  (14,348)  (10,399)   (9,341)
 Other...........................................    2,692      (245)     (282)
                                                  --------  --------  --------
    Net Cash Provided/(Used) by Financing
     Activities..................................   19,328   (39,957)  (56,631)
                                                  --------  --------  --------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH.........    3,356     4,965     2,491
                                                  --------  --------  --------
    Net Increase (Decrease) in Cash and Cash
     Equivalents.................................    7,369    59,623   (40,053)
    Cash and Cash Equivalents at Beginning of
     Fiscal Year.................................  142,298    82,675   122,728
                                                  --------  --------  --------
    Cash and Cash Equivalents at End of Fiscal
     Year........................................ $149,667  $142,298  $ 82,675
                                                  ========  ========  ========
DETAIL OF NET CASH PROVIDED BY OPERATING ACTIVI-
 TIES
 Net Earnings.................................... $ 73,840  $115,560  $122,063
 Adjustments to reconcile net earnings to
  net cash provided by operating activities
    Depreciation.................................   42,663    45,649    42,918
    Gain on sale of Thin Film Systems business...      --    (51,039)      --
    Deferred taxes...............................   (5,166)   (9,703)    1,113
    Changes in assets and liabilities:
     Accounts receivable.........................   33,790   (61,312)  (38,677)
     Inventories.................................  (18,098)   (5,586)  (17,415)
     Other current assets........................   (2,458)    3,770    17,847
     Accounts payable--trade.....................  (16,728)   10,479    (6,516)
     Accrued expenses............................    1,650   (24,859)  (40,658)
     Product warranty............................    2,061    (2,666)    1,137
     Advance payments from customers.............      186     3,633     5,411
     Long-term accrued expenses..................    9,019    11,251       (19)
    Other........................................    6,994     9,762       233
                                                  --------  --------  --------
    Net Cash Provided by Operating Activities.... $127,753  $ 44,939  $ 87,437
                                                  ========  ========  ========

        See accompanying Notes to the Consolidated Financial Statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Fiscal Year

  The Company's fiscal years reported are the 52- or 53-week periods which ended on the Friday nearest September 30. Fiscal year 1998 comprises the 53-week period ended on October 2, 1998. Fiscal years 1997 and 1996 comprise the 52-week periods ended on September 26, 1997 and September 27, 1996, respectively.

 Principles of Consolidation

  The consolidated financial statements include those of the Company and its subsidiaries. Significant intercompany balances, transactions, and stock holdings have been eliminated in consolidation. Investments in affiliated companies over whose operations the Company has significant influence but not control are accounted for under the equity method.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

 Legal Expenses

  The Company accrues estimated amounts for legal fees expected to be incurred in connection with loss contingencies.

 Foreign Currency Translation

  For non-U.S. operations, the U.S. dollar is the functional currency. Monetary assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates. Nonmonetary assets such as inventories and property, plant, and equipment are translated at historical rates. Income and expense items are translated at effective rates of exchange prevailing during each year, except that inventories and depreciation charged to operations are translated at historical rates. The aggregate exchange loss included in general and administrative expenses for 1998, 1997, and 1996 was $5.6 million, $4.4 million, and $1.1 million, respectively.

 Revenue Recognition

  Sales and related cost of sales are generally recognized upon shipment of products. The Company's products are generally subject to installation and warranty, and the Company provides for the estimated future costs of installation, repair, replacement, or customer accommodation in cost of sales when sales are recognized. Service revenue is recognized ratably over the period of the related contract. Sales and related cost of sales under long-term contracts to commercial customers and the U.S. Government are recognized as units are delivered.

 Statements of Cash Flows

  The Company considers currency on hand, demand deposits, and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short maturities of those financial instruments.

 Accounts Receivable

  Accounts receivable are stated net of allowances for doubtful accounts of $2.6 million at the end of fiscal year 1998 and $2.7 million at the end of fiscal year 1997.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

  Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers.

 Inventories

  Inventories are valued at the lower of cost or market (realizable value) using last-in, first-out (LIFO) cost for the U.S. inventories of the Health Care Systems (except X-ray Tube Products), Instruments, and Semiconductor Equipment segments. All other inventories are valued principally at average cost. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $44.7 million in fiscal 1998, $48.4 million in fiscal 1997, and $46.8 million in fiscal 1996. The main components of inventories are as follows:

     (Dollars in millions)                                         1998   1997
     ---------------------                                        ------ ------
     Raw materials and parts..................................... $132.4 $ 97.2
     Work in process.............................................   43.2   37.4
     Finished goods..............................................   28.9   25.0
                                                                  ------ ------
     Total Inventories........................................... $204.5 $159.6
                                                                  ====== ======

  The Company's inventories include high technology parts and components that may be specialized in nature or subject to rapid technological obsolescence. While the Company has programs to minimize the required inventories on hand and considers technological obsolescence in estimating the required allowance to reduce recorded amounts to market values, such estimates could change in the future.

 Property, Plant, and Equipment

  Property, plant, and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives, ranging from one to forty years, using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is less. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from retirements or disposals are included in earnings from continuing operations.

     (Dollars in millions)                                         1998   1997
     ---------------------                                        ------ ------
     Land and land improvements.................................. $ 14.2 $ 12.0
     Buildings...................................................  179.8  159.1
     Machinery and equipment.....................................  306.4  277.9
     Construction in progress....................................    8.7   11.3
                                                                  ------ ------
     Total Property, Plant, and Equipment........................ $509.1 $460.3
                                                                  ====== ======

 Goodwill and Other Long-Lived Assets

  Goodwill, which is the excess of the cost of acquired businesses over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed, is amortized on a straight-line basis over periods ranging from 3 to 40 years. Included in other assets at October 2, 1998 and September 26, 1997 is goodwill of $132.5 million and $45.9 million, respectively (net of accumulated amortization of $9.8 million and $6.5 million, respectively).

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

  Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets and goodwill related to those assets may not be recoverable, the Company estimates the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

 Environmental Liabilities

  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company's commitment to a formal plan of action.

  During fiscal 1997, the Company adopted the AICPA's SOP 96-1, "Environmental Remediation Liabilities." As a result of the adoption of SOP 96-1, the Company increased the reserve for environmental liabilities by $8.8 million.

 Taxes on Earnings

  The Company's provision for income taxes comprises its estimated tax liability currently payable and the change in its deferred income taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

 Research and Development

  Company-sponsored research and development costs related to both present and future products are expensed currently. Costs related to research and development contracts are included in inventory and charged to cost of sales upon recognition of related revenue. Total expenditures on research and development for fiscal 1998, 1997, and 1996, were $110.3 million, $115.5 million, and $116.5 million, respectively, of which $3.3 million, $4.7 million, and $6.4 million, respectively, were funded by customers.

 Computation of Net Earnings Per Share (Shares in thousands)

  The Company adopted SFAS 128, "Earnings per Share," during the first quarter of fiscal year 1998. Accordingly, net earnings per share are computed under two methods, basic and diluted, and prior periods were restated to conform to the new presentation and calculation. The impact of restatement was not significant. Basic net earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common stockholders by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive). A reconciliation of the numerator and denominator used in the earnings per share calculations is presented as follows:

                            FISCAL YEAR 1998                  FISCAL YEAR 1997                  FISCAL YEAR 1996
                    --------------------------------  --------------------------------  --------------------------------
(Dollars in                                    PER                               PER                               PER
thousands except      INCOME       SHARES     SHARE     INCOME       SHARES     SHARE     INCOME       SHARES     SHARE
per share amounts)  (NUMERATOR) (DENOMINATOR) AMOUNT  (NUMERATOR) (DENOMINATOR) AMOUNT  (NUMERATOR) (DENOMINATOR) AMOUNT
------------------  ----------- ------------- ------  ----------- ------------- ------  ----------- ------------- ------
Basic EPS..........   $73,840      29,910     $ 2.47   $115,560      30,451     $3.79    $122,063      31,024     $ 3.93
Effect of Dilutive
 Securities
 Employee Stock
  Options..........                   509      (0.04)                   995     (0.12)                  1,051      (0.12)
                      -------      ------     ------   --------      ------     -----    --------      ------     ------
Diluted EPS........   $73,840      30,419     $ 2.43   $115,560      31,446     $3.67    $122,063      32,075     $ 3.81
                      =======      ======     ======   ========      ======     =====    ========      ======     ======

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

  Options to purchase 1,741,459 shares, 47,937 shares and 59,399 shares at average exercise prices of $48.59, $59.84, and $54.20, respectively, were outstanding during fiscal 1998, 1997, and 1996, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares.

RECENT ACCOUNTING PRONOUNCEMENTS

 Reporting Comprehensive Income

  In June 1997, the Financial Accounting and Standards Board issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It is effective for the Company's fiscal year 1999. The Company has not yet determined the impact of its implementation on the Company's consolidated financial statements.

 Disclosures About Segments of an Enterprise and Related Information

  In June 1997, the Financial Accounting and Standards Board issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. SFAS 131 is effective for the Company's fiscal year 1999. The Company has not yet determined the impact of its implementation on the reporting of the Company's segment information.

 Accounting for Derivative Instruments and Hedging Activities

  In June 1998, the Financial Accounting and Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for the Company's fiscal year 2000. The Company has not yet determined the impact of its implementation on the Company's consolidated financial statements.

ACCRUED EXPENSES

   (Dollars in millions)                                           1998   1997
   ---------------------                                          ------ ------
   Taxes, including taxes on earnings............................ $ 46.2 $ 33.5
   Payroll and employee benefits.................................   84.9   90.3
   Environmental.................................................    5.8    4.4
   Estimated loss contingencies..................................   54.6   59.2
   Deferred income...............................................   27.3   22.6
   Other.........................................................   63.8   59.1
                                                                  ------ ------
   Total Accrued Expenses........................................ $282.6 $269.1
                                                                  ====== ======

SHORT-TERM DEBT

  Short-term notes payable and the current portion of long-term debt amounted to $46.8 million and $18.7 million at the end of fiscal years 1998 and 1997, respectively. The weighted average interest rates on short-term borrowings were 3.6% and 5.6% at the end of fiscal years 1998 and 1997, respectively. Total debt is subject to limitations included in long-term debt agreements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

  At fiscal year-end 1998, the Company had total unused committed lines of credit amounting to $50 million.

LONG-TERM ACCRUED EXPENSES

  Long-term accrued expenses are comprised of accruals for environmental costs not expected to be expended within the next year. The current portion is recorded within Accrued Expenses.

LONG-TERM DEBT

   (Dollars in millions)                                           1998  1997
   ---------------------                                          ------ -----
   Unsecured term loan, 6.70% due in installments of $12.5
    payable fiscal years 2012, 2014, 2016, and 2018.............. $ 50.0 $ 0.0
   Unsecured term loan, 7.29% due in semiannual installments of
    $6.0 payable fiscal years 1999-2002..........................   48.0  60.0
   Unsecured term loan, 7.21% due in semiannual installments of
    $2.5 payable fiscal years 2003-2007..........................   25.0  25.0
   Other debt....................................................    0.2   0.3
                                                                  ------ -----
   Long-term borrowings..........................................  123.2  85.3
   Less current portion..........................................   12.1  12.1
                                                                  ------ -----
   Long-term Debt................................................ $111.1 $73.2
                                                                  ====== =====

  The unsecured term loans contain covenants that limit future borrowings and require the Company to maintain certain levels of working capital and operating results. For fiscal year 1998, the Company was in compliance with all restrictive covenants of the loan agreements, including a restriction on payment of cash dividends. Under the provisions of the unsecured term loans, at October 2, 1998, approximately $108 million of retained earnings were unrestricted for payment of cash dividends.

  The annual maturities of long-term debt (in millions) for fiscal years 1999 through 2003, are as follows: $12.1, $12.1, $12.0, $12.0 and $5.0.

  Interest paid (in millions) on short and long-term debt was $8.2, $7.6, and $6.4, in fiscal years 1998, 1997, and 1996, respectively.

  Based on rates currently available to the Company for debt with similar terms and remaining maturities, the carrying amounts of long-term debt and notes payable approximate estimated fair value.

FORWARD EXCHANGE CONTRACTS

  The Company enters into forward exchange contracts to mitigate the effects of operational (sales orders and purchase commitments) and balance sheet exposures to fluctuations in foreign currency exchange rates. When the Company's foreign exchange contracts hedge operational exposure, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenues and expenses are recognized. All forward exchange contracts hedging operational exposure are designated and effective as hedges and are highly inversely correlated to the hedged item as required by generally accepted accounting principles. When foreign exchange contracts hedge balance sheet exposure, such effects are recognized in income when the exchange rate changes in accordance with the requirements for other foreign currency transactions. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these instruments do not subject the

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

Company to risk that would otherwise result from changes in currency exchange rates. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments also are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Any deferred gains or losses are included in Accrued Expenses in the balance sheet. If a hedging instrument is sold or terminated prior to maturity, gains and losses continue to be deferred until the hedged item is recognized in income. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. The Company's forward exchange contracts generally range from one to three months in original maturity, and no forward exchange contract has an original maturity greater than one year. Forward exchange contracts outstanding and their unrealized gains or losses as of fiscal year-end 1998 are summarized as follows:

                                                   FISCAL YEAR-END 1998
                                           ------------------------------------
                                           NOTIONAL NOTIONAL
                                            VALUE     VALUE   UNREALIZED  FAIR
(Dollars in millions)                        SOLD   PURCHASED GAIN/(LOSS) VALUE
---------------------                      -------- --------- ----------- -----
Italian lira..............................  $ 23.5    $ 1.0      $(0.4)   $(1.1)
French franc..............................    21.5      2.0       (0.6)    (1.2)
Canadian dollar...........................    15.6      0.2        0.6      0.7
British pound.............................     8.3     14.0        0.3      0.3
German mark...............................    13.5      1.0       (0.2)    (0.7)
Spanish peseta............................    10.5      0.8       (0.6)    (0.7)
Australian dollar.........................     2.1      7.7        --       --
Korean won................................     7.5      --         --       --
Swiss franc...............................     1.3      6.0       (0.1)     0.2
Belgian franc.............................     4.5      2.2       (0.1)    (0.1)
Japanese yen..............................     4.0      --         0.1      0.1
Portugese escudo..........................     3.7      0.4       (0.3)    (0.3)
Swedish krona.............................     0.2      3.1        --       --
Irish punt................................     2.3      0.2       (0.2)    (0.2)
Finnish mark..............................     2.1      --        (0.1)    (0.1)
Dutch guilder.............................     1.7      0.9       (0.1)    (0.1)
Brazilian real............................     --       1.2        --       --
Taiwan dollar.............................     0.9      --         --       --
                                            ------    -----      -----    -----
Totals....................................  $123.2    $40.7      $(1.7)   $(3.2)
                                            ======    =====      =====    =====

  The fair value of forward exchange contracts generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of open contracts. The notional amounts of forward exchange contracts are not a measure of the Company's exposure.

OMNIBUS STOCK AND EMPLOYEE STOCK PURCHASE PLANS (SHARES IN THOUSANDS)

  Prior to fiscal 1991, the Company had in place the 1982 Non-Qualified Stock Option Plan (the 1982 Plan) under which options are still exercisable. During fiscal 1991, the Company adopted the Omnibus Stock Plan (the Plan) under which shares of common stock can be issued to officers, directors, and key employees. The maximum number of shares of common stock available for awards under the Plan during each fiscal year (including incentive stock options) is 5% of the total outstanding shares of the Company on the last business

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES day of the preceding fiscal year. The maximum number of shares of the common stock available for incentive stock option grants under the Plan is 6,000. The exercise price for incentive and nonqualified stock options granted under the Plan may not be less than 100% of the fair market value at the date of the grant. Options granted will be exercisable at such times and be subject to such restrictions and conditions as determined by the Organization and Compensation Committee of the Company's Board of Directors, but no option shall be exercisable later than ten years from the date of grant. Options granted are generally exercisable in cumulative installments of one-third each year, commencing one year following date of grant, and expire if not exercised within seven or ten years from date of grant. Restricted stock grants may be awarded at prices ranging from 0% to 50% of the fair market value of the stock and may be subject to restrictions on transferability and continued employment as determined by the Organization and Compensation Committee.

  Option activity under the 1982 Plan and the Plan is presented below:

                                1998             1997              1996
                          ---------------- ----------------- -----------------
                                  WEIGHTED          WEIGHTED          WEIGHTED
                                  AVERAGE           AVERAGE           AVERAGE
                                  EXERCISE          EXERCISE          EXERCISE
                          OPTIONS  PRICE   OPTIONS   PRICE   OPTIONS   PRICE
                          ------- -------- -------  -------- -------  --------
Beginning of fiscal
 year....................  3,742   $36.43   3,877    $31.08   3,809    $23.36
Granted..................  1,041    56.68   1,089     48.89   1,159     48.57
Terminated or expired....   (116)   49.21    (224)    45.75     (62)    40.24
Exercised................   (416)   23.21  (1,000)    28.58  (1,029)    21.78
                           -----   ------  ------    ------  ------    ------
End of fiscal year.......  4,251   $42.33   3,742    $36.43   3,877    $31.08
                           =====   ======  ======    ======  ======    ======
Shares exercisable.......  2,406   $34.29   1,935    $26.58   1,869    $20.12
Available shares
 remaining...............    580              667               456

  During fiscal years 1998, 1997, and 1996, 52, 55, and 69 shares, respectively, were awarded under restricted stock grants at no cost to the employees. The restricted stock grants vest generally over a three year period. Compensation expense from restricted stock was $3.0 million, $2.7 million, and $2.6 million, in fiscal years 1998, 1997, and 1996, respectively.

  The Employee Stock Purchase Plan (the ESPP) covers substantially all employees in the United States and Canada. The participants' purchase price is the lower of 85% of the closing market price on the first trading day of the fiscal quarter or the first trading day of the next fiscal quarter. The discount is treated as equivalent to the cost of issuing stock for financial reporting purposes. During fiscal 1998, 1997, and 1996, 176 shares, 163 shares, and 111 shares were issued under the ESPP for $7.2 million, $6.9 million, and $4.7 million, respectively. At fiscal year-end 1998, the Company had a balance of 2,675 shares reserved for the ESPP. The Company intends to suspend the ESPP during fiscal 1999.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

  The following tables summarize information concerning outstanding and exercisable options under the 1982 Plan, the Plan and the ESPP at the end of fiscal 1998.

                                                    OPTIONS OUTSTANDING
                                            ------------------------------------
                                                           WEIGHTED
                                                           AVERAGE      WEIGHTED
                                                          REMAINING     AVERAGE
       RANGE OF                               NUMBER      CONTRACTUAL   EXERCISE
     EXERCISE PRICES                        OUTSTANDING LIFE (IN YEARS)  PRICE
     ---------------                        ----------- --------------  --------
     $10.91-10.91..........................      294         1.4         $10.91
      15.16-25.35..........................      644         1.8          22.69
      32.81-47.75..........................      668         4.2          36.58
      47.84-48.38..........................      800         7.2          48.31
      48.63-48.63..........................      830         8.1          48.63
      48.94-65.81..........................    1,015         9.0          57.83
                                               -----         ---         ------
       Total...............................    4,251         6.1         $42.33
                                               -----         ---         ------

                                                            OPTIONS EXERCISABLE
                                                            --------------------
                                                                        WEIGHTED
                                                                        AVERAGE
       RANGE OF                                               NUMBER    EXERCISE
     EXERCISE PRICES                                        EXERCISABLE  PRICE
     ---------------                                        ----------- --------
     $10.91-10.91..........................................      294     $10.91
      15.16-25.35..........................................      644      22.69
      32.81-47.75..........................................      602      36.75
      47.84-48.38..........................................      505      48.31
      48.63-48.63..........................................      277      48.63
      48.94-65.81..........................................       84      55.74
                                                               -----     ------
       Total...............................................    2,406     $34.29
                                                               -----     ------

  The Company has adopted the pro forma disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock compensation plans. If the Company had elected, beginning in fiscal 1996, to recognize compensation cost based on the fair value of the options granted at grant date under the Plan and the ESPP as prescribed by SFAS No. 123, net earnings and net earnings per share would have been reduced to the pro forma amounts shown below for fiscal years 1998, 1997 and 1996:

     (Dollars in thousands except per share
     amounts)                                         1998     1997     1996
     --------------------------------------          ------- -------- --------
     Net Earnings--as reported.....................  $73,840 $115,560 $122,063
     Net Earnings--pro forma.......................  $69,638 $108,241 $118,362
     Net Earnings per share--diluted, as reported..  $  2.43 $   3.67 $   3.81
     Net Earnings per share--diluted, pro forma....  $  2.29 $   3.44 $   3.69

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                            EMPLOYEE STOCK    EMPLOYEE STOCK
                                               OPTIONS        PURCHASE PLAN
                                            ----------------  ----------------
                                            1998  1997  1996  1998  1997  1996
                                            ----  ----  ----  ----  ----  ----
   Expected dividend yield.................  0.8%  0.8%  0.8%  0.8%  0.8%  0.8%
   Risk-free interest rate.................  5.6%  6.4%  6.0%  5.0%  5.3%  5.1%
   Expected volatility..................... 24.0% 21.0% 21.0% 24.0% 21.0% 21.0%
   Expected life (in years):
     Employees.............................    4     4     4   .25   .25   .25
     Executive Officers....................    7     7     7   .25   .25   .25

  The weighted average estimated fair values of employee stock options granted during fiscal 1998, 1997, and 1996 were $18.06, $14.65, and $13.93 per share, respectively. The weighted average estimated fair values of the ESPP awards issued during fiscal 1998, 1997 and 1996 were $7.76, $11.77, and $9.06 per share, respectively.

  The above pro forma disclosures are not likely to be representative of the effects on net earnings and net earnings per share in future years, because they do not take into consideration pro forma compensation expense related to grants made prior to the Company's fiscal year 1996.

RETIREMENT PLANS

  The Company has defined contribution retirement plans covering substantially all of its United States and Canadian employees. The Company's major obligation is to contribute an amount based on a percentage of each participant's base pay. The Company also contributes 5% of its consolidated earnings from continuing operations before taxes, as adjusted for discretionary items, as retirement plan profit sharing. Participants are entitled, upon termination or retirement, to their portion of the retirement fund assets, which are held by a third-party custodian. In addition, a number of the Company's foreign subsidiaries have defined benefit retirement plans for regular full-time employees. Total pension expense for all plans amounted to $20.0 million, $20.6 million, and $23.6 million, for fiscal 1998, 1997, and 1996, respectively.

TAXES ON EARNINGS

  Taxes on earnings from continuing operations are as follows:

   (Dollars in millions)                                     1998   1997   1996
   ---------------------                                     -----  -----  -----
   Current
     U.S. federal........................................... $13.6  $48.4  $42.3
     Non-U.S................................................  26.2   16.0   13.8
     State and local........................................   4.1    7.5    9.9
                                                             -----  -----  -----
       Total current........................................  43.9   71.9   66.0
                                                             -----  -----  -----
   Deferred
     U.S. federal...........................................  (5.6) (10.4)   0.6
     Non-U.S................................................    .6     .7    0.6
                                                             -----  -----  -----
       Total deferred.......................................  (5.0)  (9.7)   1.2
                                                             -----  -----  -----
   Taxes on Earnings........................................ $38.9  $62.2  $67.2
                                                             =====  =====  =====

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

  Significant items making up deferred tax assets and liabilities are as follows:

   (Dollars in millions)                                            1998  1997
   ---------------------                                            ----- -----
   Assets:
     Product warranty.............................................. $12.2 $11.9
     Deferred compensation.........................................   2.9   7.0
     Special provisions............................................  34.8  34.8
     Inventory adjustments.........................................  25.5  20.3
     Deferred income...............................................   5.7   5.6
     Other.........................................................   6.8   9.3
                                                                    ----- -----
                                                                     87.9  88.9
                                                                    ----- -----
   Liabilities:
     Accelerated depreciation......................................   9.7  10.5
     Other.........................................................   3.0   8.4
                                                                    ----- -----
                                                                     12.7  18.9
                                                                    ----- -----
   Net Deferred Tax Asset.......................................... $75.2 $70.0
                                                                    ===== =====

  The classification of the net deferred tax asset on the Consolidated Balance Sheet is as follows:

   (Dollars in millions)                                          1998  1997
   ---------------------                                          ----- -----
   Net current deferred tax asset (included in Other Current
    Assets)...................................................... $73.8 $76.5
   Net long-term deferred tax asset (included in Other Assets)...   1.4   --
   Net long-term deferred tax liability..........................   --   (6.5)
                                                                  ----- -----
   Net Deferred Tax Asset........................................ $75.2 $70.0
                                                                  ===== =====

  The effective tax rate on continuing operations differs from the U.S. federal statutory tax rate as a result of the following:

                                                            1998   1997   1996
                                                            -----  -----  -----
   Federal statutory income tax rate.......................  35.0%  35.0%  35.0%
   State and local taxes, net of federal tax benefit.......   2.4    2.7    3.4
   Foreign taxes, net......................................   --     2.0    0.4
   Foreign Sales Corporation...............................  (1.8)  (2.3)  (2.8)
   Other...................................................  (1.1)  (2.4)  (0.5)
                                                            -----  -----  -----
   Effective Tax Rate......................................  34.5%  35.0%  35.5%
                                                            =====  =====  =====

  Income taxes paid are as follows:

   (Dollars in millions)                                    1998   1997   1996
   ---------------------                                    -----  -----  -----
   Federal income taxes paid, net.......................... $ 8.0  $41.9  $63.6
   State income taxes paid, net............................   7.0    4.0    9.8
   Foreign income taxes paid, net..........................  12.8   18.3   21.2
                                                            -----  -----  -----
   Total Paid.............................................. $27.8  $64.2  $94.6
                                                            =====  =====  =====

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

LEASE COMMITMENTS

  At fiscal year-end 1998, the Company was committed to minimum rentals under noncancellable operating leases for fiscal years 1999 through 2003 and thereafter, as follows, in millions: $11.8, $8.9, $5.8, $4.4, $3.5, and $23.4.
Rental expense for fiscal years 1998, 1997, and 1996, in millions, was $17.9, $17.1, and $18.4, respectively.

CONTINGENCIES

  The Company is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

  The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites where the Company is alleged to have shipped manufacturing waste for recycling or disposal. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, foreign, federal, state and/or local agencies at certain current or former Company facilities (including facilities disposed of in connection with the Company's sale of its Electron Devices business during 1995, and the sale of its Thin Film Systems business during 1997). Expenditures for environmental investigation and remediation amounted to $4.9 million in 1998 compared with $2.3 million in 1997, and $5.2 million in 1996.

  For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of October 2, 1998, the Company nonetheless estimated that the Company's future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $21.6 million to $48.9 million. The time frame over which the Company expects to incur such costs varies with each site and facility, ranging up to approximately 30 years as of October 2, 1998. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $21.6 million in estimated environmental costs as of October 2, 1998. The amount accrued has not been discounted to present value.

  As to other sites and facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of October 2, 1998, the Company estimated that the Company's future exposure for environmental related investigation and remediation costs for these sites and facilities ranged in the aggregate from $39.7 million to $73.7 million. The time frame over which the Company expects to incur these costs varies with each site and facility, ranging up to approximately 30 years as of October 2, 1998. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $51.1 million at October 2, 1998. The Company accordingly accrued $22.3 million, at October 2, 1998, which represents its best estimate of the future costs discounted at 4%, net of inflation. This accrual is in addition to the $21.6 million described above.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

  At October 2, 1998, the Company's reserve for environmental liabilities, based upon future environmental related costs estimated by the Company as of that date, was calculated as follows:

(Dollars in millions)

                                                            NON-       TOTAL
                                                RECURRING RECURRING ANTICIPATED
   YEAR                                           COSTS     COSTS   FUTURE COSTS
   ----                                         --------- --------- ------------
   1999........................................   $ 2.3     $3.5       $ 5.8
   2000........................................     2.6      1.0         3.6
   2001........................................     2.6      0.2         2.8
   2002........................................     2.5      0.0         2.5
   2003........................................     2.4      0.0         2.4
   Thereafter..................................    52.0      3.6        55.6
                                                  -----     ----       -----
   Total costs.................................   $64.4     $8.3        72.7
   Less imputed interest.......................                        (28.8)
                                                                       -----
   Reserve amount..............................                        $43.9
                                                                       =====

  The amounts set forth in the foregoing table are only estimates of anticipated future environmental related costs, and the amounts actually spent in the years indicated may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites where the Company is undertaking such investigation and remediation activities. The Company believes that most of these cost ranges will narrow as investigation and remediation activities progress. The Company believes that its reserves are adequate, but as the scope of its obligations becomes more clearly defined, these reserves may be modified and related charges against earnings may be made.

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

  The Company evaluates its liability for environmental related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies where the Company believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. The Company received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit, and has a $0.5 million receivable in Other Current Assets at October 2, 1998. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental related expenditures, and the Company therefore has a $5.5 million receivable in Other Assets at October 2, 1998. Although the Company intends to aggressively pursue additional insurance recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

SALE OF BUSINESS

  In June 1997, the Company completed the sale of its Thin Film Systems business (a product line of the Semiconductor Equipment segment). Total proceeds received from the sale were $145.5 million in cash. A $51.5 million reserve was recorded to cover, among other items, purchase price disputes, retained liabilities, transaction costs, employee terminations, facilities separation costs, indemnification obligations, litigation expense and other contingencies. During the remainder of fiscal 1997, $10.3 million of this reserve was utilized (primarily for the cash settlement of transaction and legal indemnification and defense costs). During fiscal 1998, an additional $7.2 million of this reserve was utilized (primarily for the cash settlement of transaction, employee termination, facilities separation, and legal indemnification and defense costs). The gain on the sale was $33.2 million (net of income taxes of $17.8 million).

REORGANIZATION

  On August 21, 1998, the Company's Board of Directors approved the development of a detailed plan to reorganize the Company's core businesses in Health Care Systems ("HCS"), Semiconductor Equipment ("SEB") and Instruments ("IB") into three separate public companies by spinning off through a tax-free distribution two of its businesses, SEB and IB, to stockholders. The final plan is subject to stockholder approval as well as a favorable ruling from the U.S. Internal Revenue Service confirming the tax-free nature of the proposed spin-offs for the Company and its stockholders. The Company expects to complete the reorganization by the end of fiscal 1999. Management estimates that one-time net cash outlays of approximately $50 million will be required to complete this reorganization.

  While the capital structures of the three separate companies have not been determined, it is expected that, upon consummation of the spin-off, each of HCS and IB will have between $50 and $100 million of outstanding indebtedness under the Company's term loans and notes payable, and that the Company will contribute cash to SEB so that SEB will have approximately $100 million in cash and cash equivalents and consolidated debt not exceeding $5 million.

PURCHASE BUSINESS COMBINATIONS

  During fiscal years 1998, 1997, and 1996, the Company acquired a number of businesses and certain assets and liabilities of other businesses. The consolidated financial statements include the operating results of each acquired business from the date of acquisition. Pro forma results of operations have not been presented, because the effects of these acquisitions were not material on either an individual or an aggregated basis.

  Amounts allocated to goodwill are amortized on a straight-line basis over periods ranging from 3 to 40 years.

  Summary of purchase transactions (dollars in millions):

                     ENTITY NAME                    CONSIDERATION CLOSING DATE
                     -----------                    ------------- ------------
   Genus, Inc. ....................................     $25.2       July 1998
   Chrompack International, B.V. ..................     $28.9       July 1998
   Varian Iberica, S.L. ...........................     $ 6.7       June 1998
   Varian Korea, Ltd. .............................     $ 7.8     January 1998
   GE Medical Systems--Radiotherapy and Parts......     $45.0     December 1997
   Otsuka Electronics (USA) Inc. ..................     $ 7.0       May 1997
   Rainin Instruments Company, Inc. ...............     $25.5     October 1996
   Dynatech Precision Sampling Corporation.........     $ 4.4       June 1996

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

INDUSTRY SEGMENTS

  The Company's operations are grouped into three business segments: Health Care Systems, Instruments and Semiconductor Equipment. Indirect and common costs have been allocated through the use of estimates. Accordingly, the following information is provided for purposes of achieving an understanding of operations, but may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company's operations to similar operations of other companies may not be meaningful.

  The Health Care Systems business manufactures and sells healthcare systems, including linear accelerators, simulators, brachytherapy systems, and related data management systems and x-ray components. The Instruments business manufactures and sells analytical and research instruments and vacuum products. The Semiconductor Equipment business manufactures and sells ion implantation processing systems used in the manufacture of integrated circuits. Included in Eliminations and Other are certain insignificant support operations.

  The Company operates various manufacturing and marketing operations outside the United States. For fiscal 1998 and 1997, no single country outside the United States accounted for more than 10% of total sales. Sales to customers located in Korea were $177.9 million in fiscal 1996. For fiscal 1998, 1997 and 1996, no single country outside the United States accounted for more than 10% of total assets. Sales between geographic areas are accounted for at cost plus prevailing markups arrived at through negotiations between independent profit centers. Related profits are eliminated in consolidation.

  Included in the total of United States sales are export sales of $240 million in fiscal 1998, $313 million in fiscal 1997, and $496 million in fiscal 1996. Sales under prime contracts from the U.S. Government were approximately $13 million in fiscal 1998, $14 million in fiscal 1997, and $15 million in fiscal 1996.

                               INDUSTRY SEGMENTS

                            SALES            PRETAX EARNINGS       IDENTIFIABLE ASSETS     CAPITAL EXPENDITURES
                   ----------------------- ----------------------  ----------------------  ----------------------
                    1998    1997    1996    1998    1997    1996    1998    1997    1996    1998    1997    1996
                   ------- ------- ------- ------  ------  ------  ------  ------  ------  ------  ------  ------
                                                             (DOLLARS IN MILLIONS)
Health Care
Systems........... $   540 $   472 $   464 $   67  $   64  $   68  $  369  $  326  $  282  $   13  $   11  $   13
Instruments.......     543     527     481     55      43      33     366     307     248      19      19      19
Semiconductor
Equipment.........     338     424     650     31      70     135     198     175     262      10      12      24
Eliminations &
Other.............       1       3       4     (9)    (12)    (12)      7      10      10       1       2       1
                   ------- ------- ------- ------  ------  ------  ------  ------  ------  ------  ------  ------
  Total Industry
  Segments........   1,422   1,426   1,599    144     165     224     940     818     802      43      44      57
General
Corporate.........     --      --      --     (29)     16     (34)    278     286     217       6      12      12
Interest, Net.....     --      --      --      (2)     (3)     (1)    --      --      --      --      --      --
                   ------- ------- ------- ------  ------  ------  ------  ------  ------  ------  ------  ------
  Continuing
  Operations...... $ 1,422 $ 1,426 $ 1,599 $  113  $  178  $  189  $1,218  $1,104  $1,019  $   49  $   56  $   69
                   ======= ======= ======= ======  ======  ======  ======  ======  ======  ======  ======  ======
                      DEPRECIATION
                   -------------------
                    1998  1997   1996
                   ------ ----- ------
Health Care
Systems........... $   13 $  13 $   12
Instruments.......     14    14     13
Semiconductor
Equipment.........      8    11     11
Eliminations &
Other.............      1     1      1
                   ------ ----- ------
  Total Industry
  Segments........     36    39     37
General
Corporate.........      7     7      6
Interest, Net.....    --    --     --
                   ------ ----- ------
  Continuing
  Operations...... $   43 $  46 $   43
                   ====== ===== ======

  General Corporate Pretax Earnings for 1997 include the gain on the sale of Thin Film Systems of $51 million.

                              GEOGRAPHIC SEGMENTS

                          SALES TO           INTERGEOGRAPHIC
                   UNAFFILIATED CUSTOMERS  SALES TO AFFILIATES         TOTAL SALES           PRETAX EARNINGS
                   ----------------------- ----------------------  ----------------------  ----------------------
                    1998    1997    1996    1998    1997    1996    1998    1997    1996    1998    1997    1996
                   ------- ------- ------- ------  ------  ------  ------  ------  ------  ------  ------  ------
                                                             (DOLLARS IN MILLIONS)
United States..... $   870 $   995 $ 1,152 $  304  $  246  $  256  $1,174  $1,241  $1,408  $   92  $  157  $  200
International.....     550     429     444     72      60      61     622     489     505      61      20      36
Eliminations &
Other.............       2       2       3   (376)   (306)   (317)   (374)   (304)   (314)     (9)    (12)    (12)
                   ------- ------- ------- ------  ------  ------  ------  ------  ------  ------  ------  ------
  Total Geographic
  Segments........   1,422   1,426   1,599    --      --      --    1,422   1,426   1,599     144     165     224
General
Corporate.........     --      --      --     --      --      --      --      --      --      (29)     16     (34)
Interest, Net.....     --      --      --     --      --      --      --      --      --       (2)     (3)     (1)
                   ------- ------- ------- ------  ------  ------  ------  ------  ------  ------  ------  ------
  Continuing
  Operations...... $ 1,422 $ 1,426 $ 1,599 $  --   $  --   $  --   $1,422  $1,426  $1,599  $  113  $  178  $  189
                   ======= ======= ======= ======  ======  ======  ======  ======  ======  ======  ======  ======
                   IDENTIFIABLE ASSETS
                   -------------------
                    1998  1997   1996
                   ------ ----- ------
United States..... $  577 $ 565 $  514
International.....    356   243    278
Eliminations &
Other.............      7    10     10
                   ------ ----- ------
  Total Geographic
  Segments........    940   818    802
General
Corporate.........    278   286    217
Interest, Net.....    --    --     --
                   ------ ----- ------
  Continuing
  Operations...... $1,218 1,104 $1,019
                   ====== ===== ======

  Total sales is based on the location of the operation furnishing goods and services. International sales based on final destination of products sold are $767 million, $720 million, and $918 million, in 1998, 1997, and 1996, respectively.

  General Corporate Pretax Earnings for 1997 include the gain on the sale of Thin Film Systems of $51 million.

EVENT (UNAUDITED) SUBSEQUENT TO THE DATE OF THE REPORT OF INDEPENDENT
ACCOUNTANTS

  In November 1998, the Company's Board of Directors adopted a stockholder rights plan. The plan provides for a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of common stock, distributed to stockholders of record on December 4, 1998. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock (an "Acquiring Person") or announces a tender offer for 15% or more of the common stock. Each Right will entitle stockholders to buy one one-thousandth of a share of newly created Participating Preferred Stock, par value $.01 per share, of the Company at an initial exercise price of $180 per Right, subject to adjustment from time to time. However, if any person becomes an Acquiring Person, each Right will then entitle its holder (other than the Acquiring Person) to purchase at the exercise price common stock (or, in certain circumstances, Participating Preferred Stock) of the Company having a market value at that time of twice the Right's exercise price. These Rightsholders would also be entitled to purchase an equivalent number of shares at the exercise price if the Acquiring Person were to control the Company's Board of Directors and cause the Company to enter into certain mergers or other transactions. In addition, if an Acquiring Person acquired between 15% and 50% of the Company's voting stock, the Company's Board of Directors may, at its option, exchange one share of the Company's common stock for each Right held (other than Rights held by the Acquiring Person). Rights held by the Acquiring Person will become void. The Rights will expire on December 4, 2008, unless earlier redeemed by the Board at $0.001 per Right.

                     QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           1998                                    1997
                          --------------------------------------- ---------------------------------------
                           FIRST  SECOND   THIRD  FOURTH   TOTAL   FIRST  SECOND   THIRD  FOURTH   TOTAL
                          QUARTER QUARTER QUARTER QUARTER  YEAR   QUARTER QUARTER QUARTER QUARTER  YEAR
                          ------- ------- ------- ------- ------- ------- ------- ------- ------- -------
                                          (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Sales...................  $344.8   372.8   340.0   364.5  1,422.1 $322.0   338.1   359.9   405.8  1,425.8
                          ------   -----   -----   -----  ------- ------   -----   -----   -----  -------
Gross Profit............  $131.4   135.0   123.7   135.7    525.8 $111.9   123.9   132.4   154.9    523.1
                          ------   -----   -----   -----  ------- ------   -----   -----   -----  -------
Net Earnings............  $ 19.7    23.0    18.5    12.6     73.8 $ 12.8    17.4    52.4    33.0    115.6
                          ======   =====   =====   =====  ======= ======   =====   =====   =====  =======
Net Earnings Per Share--
  Basic.................  $ 0.66    0.77    0.62    0.43     2.47 $ 0.42    0.57    1.73    1.09     3.79
                          ======   =====   =====   =====  ======= ======   =====   =====   =====  =======
  Diluted...............  $ 0.64    0.75    0.61    0.42     2.43 $ 0.41    0.55    1.68    1.06     3.67
                          ======   =====   =====   =====  ======= ======   =====   =====   =====  =======

  The four quarters for net earnings per share may not add for the year because of the different number of shares outstanding during the year.

  Third quarter 1997 net earnings includes a $33.2 million ($1.06 per share) after tax gain on the sale of the Thin Film Systems operations.

                        COMMON STOCK PRICES (UNAUDITED)

                                      1998                                         1997
                         ----------------------------------------     --------------------------------------
                          FIRST     SECOND     THIRD      FOURTH       FIRST     SECOND     THIRD    FOURTH
                         QUARTER    QUARTER   QUARTER     QUARTER     QUARTER    QUARTER   QUARTER   QUARTER
                         -------    -------   -------     -------     -------    -------   -------   -------
Common Stock
  High.................. $  66 3/4     58 3/8    53 15/16    43       $  51 7/8     59 1/2    56 1/4    62 1/8
  Low................... $  47 3/4     47 1/2    38 3/16     31 13/16 $  44 1/8     49        47 1/8    52 5/8
  Dividends Declared Per
  Share................. $0.09       0.10      0.10        0.10       $0.08       0.09      0.09      0.09

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Varian Associates, Inc.:

  Our report on the consolidated financial statements of Varian Associates, Inc. and Subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related Financial Statement Schedule listed in Item 14(a) of this Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                             /s/ PricewaterhouseCoopers LLP
                                          _____________________________________
                                               PricewaterhouseCoopers LLP

San Jose, California
October 21, 1998

                                                                     SCHEDULE II

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                     VALUATION AND QUALIFYING ACCOUNTS(/1/)

                FOR THE FISCAL YEARS ENDED 1998, 1997, AND 1996

                             (DOLLARS IN THOUSANDS)

                                                      DEDUCTIONS
                                                ---------------------------
                          BALANCE AT CHARGED TO                                   BALANCE AT
                          BEGINNING  COSTS AND                                      END OF
DESCRIPTION               OF PERIOD   EXPENSES  DESCRIPTION         AMOUNT          PERIOD
-----------               ---------- ---------- -----------         -------       ----------
ALLOWANCE FOR DOUBTFUL
 NOTES & ACCOUNTS
 RECEIVABLE:
                                                Write-offs &
Fiscal Year Ended 1998..   $ 2,715    $ 3,020   Adjustments........ $ 3,091        $ 2,644
                           =======    =======                       =======        =======
                                                Write-offs &
Fiscal Year Ended 1997..   $ 2,309    $ 1,468   Adjustments........ $ 1,062        $ 2,715
                           =======    =======                       =======        =======
                                                Write-offs &
Fiscal Year Ended 1996..   $ 2,316    $   876   Adjustments........ $   883        $ 2,309
                           =======    =======                       =======        =======
ESTIMATED LIABILITY FOR
 PRODUCT WARRANTY:
                                                Actual Warranty
Fiscal Year Ended 1998..   $37,620    $59,433   Expenditures....... $52,806        $44,247
                           =======    =======                       =======        =======
                                                Actual Warranty
Fiscal Year Ended 1997..   $49,251    $42,994   Expenditures....... $54,625(/2/)   $37,620
                           =======    =======                       =======        =======
                                                Actual Warranty
Fiscal Year Ended 1996..   $48,076    $52,680   Expenditures....... $51,505        $49,251
                           =======    =======                       =======        =======

--------
(1)  As to column omitted the answer is "none."
(2)  Includes a $5,226 deduction due to the sale of Thin Film Systems.

                               INDEX OF EXHIBITS

 EXHIBIT
 NUMBER
 -------
 3-A     Registrant's Restated Certificate of Incorporation (incorporated herein by reference to the Registrant's Form 10-K for the year ended
         September 27, 1996).
 3-B     Registrant's Bylaws.
 4.1     Specimen Common Stock Certificate.
 4.2     Rights Agreement dated as of November 20, 1998 between Registrant and
         First Chicago Trust Company of New York, as Rights Agent, including the Form of Rights Certificate (together with Election to Exercise)
         attached thereto as Exhibit A, and the form of Certificate of
         Designation of Registrant attached thereto as Exhibit B (incorporated herein by reference to Registrant's Registration Statement on Form 8-A filed on November 23, 1998 with respect to the NYSE).
 10.1*   Registrant's Omnibus Stock Plan, (incorporated herein by reference to the Registrant's Form 10-K for the year ended September 26, 1997).
 10.2*   Registrant's 1982 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-8;
         File No. 33-33660).
 10.4*   Registrant's Management Incentive Plan (incorporated herein by reference to Registrant's Form 10-Q for the quarter ended March 31,
         1995).
 10.5*   Registrant's Supplemental Retirement Plan (incorporated herein by reference to Registrant's Form 10-Q for the quarter ended June 30,
         1995).
 10.6*   Registrant's form of Indemnity Agreement with Directors and Executive
         Officer (incorporated herein by reference to Registrant's Form 10-K for the year ended October 1, 1993).
 10.7*   Registrant's form of Change in Control Agreement with certain
         Executive Officers other than the Chief Executive Officer
         (incorporated herein by reference to Registrant's Form 10-K for the year ended October 1, 1993).
 10.8*   Registrant's Change in Control Agreement with J. Tracy O'Rourke
         (incorporated herein by reference to Registrant's Form 10-K for the year ended October 1, 1993).
 10.9*   Description of Certain Compensatory Arrangements between Registrant and Directors (incorporated herein by reference to Registrant's Form
         10-Q for the quarter ended December 31, 1993).
 10.10*  Description of Certain Compensatory Arrangements between Registrant and Executive Officers (incorporated herein by reference to
         Registrant's Form 10-K for the year ended September 30, 1994).
 10.11*  Description of Certain Relocation Arrangements between Registrant and
         Executive Officers (incorporated herein by reference to Registrant's
         Form 10-Q for the quarter ended December 30, 1994).
 21      Subsidiaries of the Registrant.
 23      Consent of Independent Accountants.
 24      Power of Attorney by directors of the Company authorizing certain persons to sign this Annual Report on Form 10-K on their behalf.
         Financial Data Schedule for the fiscal year ended October 2, 1998
 27      (EDGAR filing only).

--------
*Management contract or compensatory agreement.