Form 10-Q
period 1999-01-01
VARIAN ASSOCIATES INC /DE/
filed 1999-02-16
CIK 203527

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q


(Mark One)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended January 1, 1999


                                     OR


    [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transistion period from __________ to _________

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

          The number of shares of the registrant's common stock outstanding as of January 29, 1999 was 29,985,000 shares of $1 par value common stock.


          An index of exhibits filed with this Form 10-Q is located on page 24.

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1. FINANCIAL STATEMENTS
                          -----------------------------

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                       -----------------------------------
                                    UNAUDITED

                                                                            First Quarter Ended
------------------------------------------------------------------------------------------------------
                                                                      January 1,          January 2,
 (In thousands except per share amounts)                                 1999                1998
------------------------------------------------------------------------------------------------------
SALES                                                               $    282,312        $    344,843
                                                                    ------------        ------------
Operating Costs and Expenses
  Cost of sales                                                          184,532             213,387
  Research and development                                                24,301              27,320
  Marketing                                                               52,314              49,299
  General and administrative                                              20,198              24,402
  Reorganization costs                                                     3,559                -
                                                                    ------------        ------------
Total Operating Costs and Expenses                                       284,904             314,408
                                                                    ------------        ------------
OPERATING (LOSS) EARNINGS                                                 (2,592)             30,435

  Interest expense                                                        (2,662)             (1,606)
  Interest income                                                          1,527               1,258
                                                                    ------------        ------------

(LOSS) EARNINGS BEFORE TAXES                                              (3,727)             30,087
   Taxes on (loss) earnings                                               (1,290)             10,380
                                                                    ------------        ------------
NET (LOSS) EARNINGS                                                 $     (2,437)       $     19,707
                                                                    ============        ============

Average Shares Outstanding - Basic                                        29,848              30,086
                                                                    ============        ============
Average Shares Outstanding - Diluted                                      29,848              30,934
                                                                    ============        ============

Net (Loss) Earnings Per Share - Basic                               $      (0.08)       $       0.66
                                                                    ============        ============
Net (Loss) Earnings Per Share - Diluted                             $      (0.08)       $       0.64
                                                                    ============        ============

------------------------------------------------------------------------------------------------------

Dividends Declared Per Share                                        $       0.10        $       0.09

Order Backlog                                                       $    571,176        $    640,582

------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


------------------------------------------------------------------------------------------------------------------
                                                                              January 1,             October 2,
                                                                                1999                    1998
(Dollars in thousands except par values)                                     (Unaudited)
------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                                                $       131,531       $        149,667
                                                                           ---------------       ----------------
  Accounts receivable                                                              352,462                392,596
                                                                           ---------------       ----------------
  Inventories
    Raw materials and parts                                                        143,282                132,341
    Work in process                                                                 48,544                 43,189
    Finished goods                                                                  29,571                 28,934
                                                                           ---------------       ----------------
     Total inventories                                                             221,397                204,464
                                                                           ---------------       ----------------
  Other current assets                                                              97,177                 93,054
                                                                           ---------------       ----------------
    Total Current Assets                                                           802,567                839,781
                                                                           ---------------       ----------------

Property, Plant, and Equipment                                                     513,108                509,089
  Accumulated depreciation and amortization                                       (302,330)              (294,867)
                                                                           ---------------       ----------------
    Net Property, Plant, and Equipment                                             210,778                214,222
                                                                           ---------------       ----------------

Other Assets                                                                       160,563                164,292
                                                                           ---------------       ----------------
    TOTAL ASSETS                                                           $     1,173,908       $      1,218,295
                                                                           ===============       ================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable                                                            $        46,246       $         46,842
  Accounts payable - trade                                                          43,159                 76,166
  Accrued expenses                                                                 275,043                282,647
  Product warranty                                                                  39,057                 44,153
  Advance payments from customers                                                   64,542                 55,081
                                                                           ---------------       ----------------
    Total Current Liabilities                                                      468,047                504,889
Long-Term Accrued Expenses                                                          43,781                 44,771
Long-Term Debt                                                                     106,164                111,090
                                                                           ---------------       ----------------
    Total Liabilities                                                              617,992                660,750
                                                                           ---------------       ----------------

Contingencies   (Note 4)

Stockholders' Equity
  Preferred stock
    Authorized 1,000,000 shares, par value $1, issued none                               -                      -
  Common stock
    Authorized   99,000,000   shares,  par  value  $1,  issued  and
    outstanding 29,909,000 shares at January 1, 1999 and 29,743,000
    shares at October 2, 1998                                                       29,909                 29,743
  Retained earnings                                                                526,007                527,802
                                                                           ---------------       ----------------
    Total Stockholders' Equity                                                     555,916                557,545
                                                                           ---------------       ----------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $     1,173,908       $      1,218,295
                                                                           ===============       ================

See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   UNAUDITED

                                                                              First Quarter Ended
-------------------------------------------------------------------------------------------------------
                                                                          January 1,         January 2,
(Dollars in thousands)                                                      1999               1998
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
               Net Cash (Used)/Provided by Operating Activities          $   (2,567)        $    8,574
                                                                         -----------        ----------

INVESTING ACTIVITIES
      Purchase of property, plant, and equipment                             (7,339)            (9,278)
      Purchase of businesses, net of cash acquired                             (150)           (37,272)
      Other, net                                                                159              4,102
                                                                         -----------        ----------
               Net Cash Used by Investing Activities                         (7,330)           (42,448)
                                                                         -----------        ----------

FINANCING ACTIVITIES
      Net (payments)/borrowings on short-term obligations                      (394)             3,248
      Principal payments on long-term debt                                   (5,894)            (6,103)
      Proceeds from common stock issued to employees                          3,699              8,127
      Purchase of common stock                                                    -            (26,219)
      Other, net                                                             (2,125)            (2,706)
                                                                         -----------        ----------
               Net Cash Used by Financing Activities                         (4,714)           (23,653)
                                                                         -----------        ----------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                     (3,525)               874
                                                                         -----------        ----------
               Net Decrease in Cash and Cash Equivalents                    (18,136)           (56,653)

               Cash and Cash Equivalents at Beginning of Period             149,667            142,298
                                                                         -----------        ----------
               Cash and Cash Equivalents at End of Period                $  131,531         $   85,645
                                                                         ==========         ==========

See accompanying notes to the consolidated financial statements.

                VARIAN ASSOCIATES, INC. AND SUBSIDIARY COMPANIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

                                   Unaudited

NOTE 1: The consolidated financial statements include the accounts of Varian Associates, Inc. and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 2, 1998 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Form 10-K annual report. In the opinion of management, the interim consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the first quarter ended January 1, 1999 are not necessarily indicative of the results to be expected for a full year or for any other periods.


NOTE 2: Inventories are valued at the lower of cost or market (realizable value) using the last-in, first-out (LIFO) cost for the U.S. inventories of the Health Care Systems (except for X-ray Tube Products), Instruments, and Semiconductor Equipment segments. All other inventories are valued principally at average cost. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $44.8 million at January 1, 1999 and $44.7 million at October 2, 1998.

NOTE 3: The Company enters into forward exchange contracts to mitigate the effects of operational (sales orders and purchase commitments) and balance sheet exposures to fluctuations in foreign currency exchange rates. When the Company's foreign exchange contracts hedge operational exposure, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenues and expenses are recognized. All forward exchange contracts hedging operational exposure are designated and highly effective as hedges. The critical terms of all forward exchange contracts hedging operational exposure and of the forecasted transactions being hedged are substantially identical. Accordingly, the Company expects that changes in the fair value or cash flows of the hedging instruments and the hedged transactions (for the risk being hedged) will completely offset at the hedge's inception and on an ongoing basis. When foreign exchange conctracts hedge balance sheet exposure, such effects are recognized in income

NOTE 3: when the exchange rate changes in accordance with the requirements for other foreign currency transactions. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these instruments do not subject the Company to risk that would otherwise result from changes in currency exchange rates. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments also are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Any deferred gains or losses are included in Accrued Expenses in the balance sheet. If a hedging instrument is sold or terminated prior to maturity, gains and losses continue to be deferred until the hedged item is recognized in income. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. The Company's forward exchange contracts generally range from one to three months in original maturity, and no forward exchange contract has an original maturity greater than one year. Forward exchange contracts outstanding and their unrealized gains or losses as of the first fiscal quarter ended January 1, 1999 are summarized as follows:

                                                  First Quarter Ended January 1, 1999
                                  -----------------------------------------------------------------
                                     Notional Value        Notional Value         Unrealized
                                          Sold                Purchased           Gain/(Loss)
                                  ------------------    -------------------     -------------------
                                                       (Dollars in thousands)
              Australian dollar   $          1,600.6    $           5,958.5     $             (41.5)
              Belgian franc                  3,074.2                      -                       -
              Brazilian real                       -                  527.1                    10.9
              British pound                  8,437.0                1,573.9                    (7.8)
              Canadian dollar               12,834.5                      -                    17.2
              Dutch guilder                  1,452.6                      -                       -
              Finish mark                    1,014.7                      -                       -
              French franc                  22,668.2                  817.0                    16.7
              German mark                    7,629.8                      -                     0.7
              Indian rupee                     411.3                      -                       -
              Italian lira                  21,765.9                      -                    26.7
              Japanese yen                  14,376.6                6,833.8                    73.8
              Korean won                     5,703.3                      -                    (8.5)
              Mexican peso                     371.0                      -                    (2.5)
              Portugese escudo               4,130.7                  384.4                     0.6
              Spanish peseta                11,888.8                  753.1                     8.5
              Swedish kronor                 1,405.7                2,578.8                   (25.3)
              Swiss franc                          -                8,668.0                    (2.5)
              Taiwan dollar                    697.6                      -                     2.2
                                  ------------------    -------------------     -------------------
              Totals              $        119,462.5    $          28,094.6     $              69.2
                                  ==================    ===================     ===================

              -----------
              The fair value of forward exchange contracts generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of open contracts. The notional amounts of forward exchange contracts are not a measure of the Company's exposure.

NOTE 4: The Company is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flow of the Company.

              The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites where the Company is alleged to have shipped manufacturing waste for recycling or disposal. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, federal, state and/or local agencies at certain current or former Company facilities (including facilities disposed of in connection with the Company's sale of its Electron Devices business during 1995, and the sale of its Thin Film Systems business during 1997). Expenditures for environmental investigation and remediation amounted to $4.9 million in fiscal year 1998 compared with $2.3 million in fiscal year 1997 and $5.2 million in fiscal year 1996.

              For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of January 1, 1999, the Company nonetheless estimated that the Company's future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $20.9 million to $48.3 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to approximately 30 years as of January 1, 1999. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $20.9 million in estimated environmental costs as of January 1, 1999. The amount accrued has not been discounted to present value.

              As to other sites and facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of January 1, 1999, the Company estimated that the Company's future exposure for environmental-related investigation and remediation costs for these sites and

              -----------
              facilities ranged in the aggregate from $39.5 million to $73.5 million. The time frame over which these costs are expected to be incurred varies with each site, ranging up to approximately 30 years as of January 1, 1999. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $50.9 million at January 1, 1999. The Company accordingly accrued $22.1 million, which represents its best estimate of the future costs discounted at 4%, net of inflation. This accrual is in addition to the $20.9 million described in the preceding paragragh.

              The foregoing amounts are only estimates of anticipated future environmental related costs, and the amounts actually spent may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites and facilities involved. The Company believes that most of these cost ranges will narrow as investigation and remediation activities progress. The Company believes that its reserves are adequate, but as the scope of its obligations becomes more clearly defined, these reserves may be modified and related charges against earnings may be made.

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

              The Company evaluates its liability for environmental related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. The Company received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit, and has a $0.5 million receivable in Other Current Assets at January 1, 1999 which the Company believes is recoverable based upon settlement offers received by the Company. The

              -----------
              Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental related expenditures, and the Company therefore has a $5.5 million receivable in Other Assets at January 1, 1999. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although the Company intends to aggressively pursue additional insurance and other recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

NOTE 5: Net earnings per share is computed under two methods, basic and diluted. Basic net earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common stockholders by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive). A reconciliation of the numerator and denominator used in the earnings per share calculations are presented as follows:

                          First Quarter Ended January 1, 1999         First Quarter Ended January 2, 1998
                          -----------------------------------         -----------------------------------
                          Income         Shares     Per-Share         Income         Shares      Per-Share
                        (Numerator)   (Denominator)   Amount        (Numerator)   (Denominator)    Amount
                        -----------   -------------   ------        -----------   -------------    ------
Basic EPS                   ($2,437)         29,848   ($0.08)           $19,707          30,086     $0.66
Effects of Dilutive
  Securities

Employee Stock Options                            -     0.00                                848     (0.02)
                        ------------------------------------         ------------------------------------
Diluted EPS                 ($2,437)         29,848   ($0.08)           $19,707          30,934     $0.64
                        ====================================         ====================================

              Options to purchase 4,191,685 shares at an average exercise price of $42.62 were outstanding during the quarter ended January 1, 1999 but were not included in the computation of diluted EPS because the Company incurred a net loss for the period.

              Options to purchase 35,686 shares at an average exercise price of $60.37 were outstanding during the quarter ended January 2, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares.

NOTE 6: Included in other assets at January 1, 1999 and October 2, 1998 is goodwill of $130.6 million and $132.5 million, respectively, which is the excess of the cost of acquired businesses over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is amortized on a straight-line basis over periods ranging from 10 to 40 years.

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

NOTE 7: In June 1998, the Financial Accounting and Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for the Company's fiscal year 2000. The Company has not yet determined the impact of its implementation on the Company's consolidated financial statements.

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

NOTE 8: On November 20, 1998, the Company's Board of Directors approved a plan to reorganize the Company's core businesses in Health Care Systems ("HCS"), Semiconductor Equipment ("SEB") and Instruments ("IB") into three separate public companies by spinning off through a tax-free distribution two of its businesses, SEB and IB, to stockholders. The final plan is subject to stockholder approval as well as a favorable ruling from the U.S. Internal Revenue Service confirming the tax-free nature of the proposed spin-offs for the Company and its stockholders. The U.S. Internal Revenue Service has advised the Company that it intends to issue a favorable ruling. With stockholder approval, the Company expects to complete the reorganization by the end of the second quarter of fiscal 1999. Management estimates that one-time net cash outlays of approximately $50 million will be required to complete this reorganization.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 -------------------------------------------------
                       CONDITION  AND RESULTS OF OPERATIONS
                       ------------------------------------

Results of Operations
---------------------

First Quarter Fiscal Year 1999 Compared to First Quarter Fiscal Year 1998

     Sales.   In the first quarter of fiscal year 1999, the Company's sales of
$282 million declined 18% from the first quarter of fiscal year 1998 sales of $345 million.

     The Company's Health Care Systems business (HCS) sales of $105 million in the first quarter of fiscal year 1999 were 7% higher than its sales of $98 million in the first quarter of fiscal year 1998. Oncology systems sales were $79 million, or 75% of HCS's sales in the first quarter of fiscal year 1999, compared to $67 million, or 68% of its sales, in the first quarter of fiscal year 1998. X-ray tubes sales were $26 million, or 25% of HCS's sales, in the first quarter of fiscal year 1999, compared to $31 million, or 32% of its sales, in the first quarter of fiscal year 1998. Oncology systems sales accounted for all of the increase in HCS's sales between the first quarter of fiscal year 1999 and the first quarter of fiscal year 1998. Oncology systems first quarter sales rose 18% over fiscal year 1998's first quarter while x-ray tubes sales decreased 16% between the first quarters of fiscal year 1999 and fiscal year 1998. International sales were $46 million, or 44% of HCS's total sales, in the first quarter of fiscal year 1999, compared to $39 million, or 40% of its first quarter sales in fiscal year 1998.

     The Company's Instruments business (IB) sales of $130 million in the first quarter of fiscal year 1999 were 4% below its sales of $136 million in fiscal year 1998's first quarter. The lower first quarter sales were due primarily to lower shipments in the vacuum products and nuclear magnetic resonance product lines. First quarter fiscal year 1999 international sales of $67 million remained unchanged from the prior year's first quarter. However, as a percent of total IB sales, international sales were 52% of its total sales in the first quarter of fiscal year 1999 compared to 49% of its total sales in the first quarter of fiscal year 1998.

     The Company's Semiconductor Equipment business (SEB) sales of $47 million in the first quarter of fiscal year 1999 were 57% below its sales of $110 million in the first quarter of fiscal year 1998. International sales were $27 million, or 57% of SEB's total sales in the first quarter of fiscal year 1999, compared to $78 million, or 71% of its total first quarter fiscal 1998 sales. The semiconductor industry continued to experience the effects of the worldwide slowdown in equipment demand, brought about by depressed device pricing, excess capacity and the Asian financial situation. As a result, there has been a reduction or delay in purchases of semiconductor manufacturing equipment and construction of new fabrication facilities.

     Gross Profit. Total Company gross profit of $98 million, or 35% of sales, in the first quarter of fiscal year 1999 was 25% below its first quarter fiscal year 1998 gross profit of $131 million, or 38% of sales. HCS's gross profit was $33 million in both first quarters of fiscal years 1999 and 1998. As a percent of total HCS's sales, gross profit was 31% of its total sales in the first quarter of fiscal year 1999, compared to 34% of its total sales in fiscal year 1998's first quarter.

IB's gross profit of $53 million in the first quarter of fiscal year 1999 was 41% of its sales, compared to $54 million, or 40% of its sales, in fiscal year 1998's first quarter. The increase in IB's gross profit as a percentage of its total sales between the first quarter of fiscal year 1998 and the first quarter of fiscal year 1999 was primarily attributable to improved operating efficiencies. In the first quarter of fiscal year 1999, SEB's gross profit of $12 million was 26% of its total sales, compared to $45 million, or 41% of its total sales in the first quarter of fiscal year 1998. The decrease in SEB's gross profit as a percentage of its sales between the first quarter of fiscal year 1998 and the first quarter of fiscal year 1999 is attributable to the volatility in product pricing, the slowdown in product demand and costs associated with excess capacity.

     Research and Development. For the Company overall, research and development expenses declined $3 million in the first quarter of fiscal year 1999 to $24 million, or 9% of its sales, compared to $27 million, or 8% of its sales, in the first quarter of fiscal year 1998. HCS's research and development expenses in the first quarter of fiscal 1999 decreased 2% from fiscal 1998's first quarter. IB's research and development expenses decreased 4% between the first quarter of fiscal year 1998 and fiscal year 1999, reflecting the shift away from outside consultants and the Ginzton Research Center to in-house IB employees. SEB's research and development expenses for the first quarter of fiscal 1999 decreased 27% from the first quarter of fiscal year 1998.

     Operating Earnings. The lower level of revenues in the fiscal year 1999 first quarter resulted in operating earnings of $1 million before considering $3.6 million of costs related to the Company's reorganization, as compared to operating earnings of $30.4 million in the first quarter of fiscal year 1998.

     Net Earnings. In the first quarter of fiscal year 1999, the Company recorded a net loss of $2.4 million ($0.08 per diluted share), compared to net earnings of $19.7 million ($0.64 per diluted share) in the first quarter of fiscal year 1998.

Sale of Business. In June 1997, the Company completed the sale of its Thin Film Systems business ("TFS"). Total proceeds received from the sale of the TFS business were $146 million in cash. The gain on the sale was $33 million, net of income taxes of $18 million. A $52 million reserve was recorded to cover, among other items, purchase price disputes, retained liabilities, transaction costs, employee terminations, facilities separation costs, indemnification obligations, litigation expenses and other contingencies. The reserve as of January 1, 1999 was $37 million and related to costs associated with pending litigation and indemnity obligations relating to certain patent infringement claims by Applied Materials, Inc. as well as purchase price disputes with Novellus Systems, Inc. arising out of the sale of the TFS business.

Recent Accounting Pronouncements
---------------------------------

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 requires derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for the Company's fiscal year 2000. The Company has not yet determined the impact of the implementation of SFAS No. 133 on the Company's consolidated financial statements.

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

Liquidity and Capital Resources
-------------------------------

     The Company's financial condition remained strong during the first quarter of fiscal year 1999. Cash and cash equivalents were $131.5 million at the end of the first quarter of fiscal year 1999, compared to $85.6 million at the end of the first quarter of fiscal year 1998 and $149.7 million at fiscal year-end 1998. Operating activities used cash of $2.6 million in the first quarter of fiscal year 1999 compared to providing cash of $8.6 million in the first quarter of fiscal year 1998. Investing activities used $7.3 million in the first quarter of fiscal year 1999, primarily for the purchase of property, plant and equipment. Investing activities used $42.4 million in the first quarter of fiscal year 1998, including $37.3 million for the purchase of businesses and $9.3 million for the purchase of property, plant and equipment. Financing activities used $4.7 million in the first quarter of fiscal year 1999 primarily for payments on long term debt. Financing activities used $23.7 million in the first quarter of fiscal year 1998 and included $18.1 million used to buy back shares of the Company's stock (net of $8.1 million of proceeds received from employees to purchase common stock). Total debt as a percentage of total capital decreased to 21.5% at the end of the first quarter of fiscal year 1999 as compared with 22.1% at fiscal year end 1998. The ratio of current assets to current liabilities remained constant at 1.7 at the end of the first quarter of fiscal year 1999 compared to fiscal year end 1998. The Company has $50 million available in unused committed lines of credit at the end of the first quarter of fiscal year 1999.

     The Company's liquidity is affected by many factors, some based on normal operations of the business and others related to the uncertainties of the industry and global economics. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the Company's borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the current fiscal year and fiscal year 2000.

     On November 20, 1998, the Company's Board of Directors approved a plan to reorganize the Company's core businesses into three separate public companies by spinning off IB and SEB to stockholders through a tax-free distribution. The final plan is subject to stockholder approval as well as a favorable ruling from the U.S. Internal Revenue Service confirming the tax-free nature of the proposed spin-offs for the Company and its stockholders. The U.S. Internal Revenue Service has advised the Company that it intends to issue a favorable ruling. With stockholder approval, the Company expects to complete the reorganization by the end of the second quarter of fiscal 1999. Management estimates that one-time net cash outlays of approximately $50 million will be required to complete this reorganization.

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

Environmental Matters
---------------------

     The Company's operations are subject to various foreign, federal, state and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. This includes discharges into soil, water and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances. In addition, several countries are reviewing proposed regulations that would require manufacturers to dispose of their products at the end of a product's useful life. These laws have the effect of increasing costs and potential liabilities associated with the conduct of such operations.

     The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites where the Company is alleged to have shipped manufacturing waste for recycling or disposal. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, federal, state and/or local agencies at certain current or former Company facilities (including facilities disposed of in connection with the Company's sale of its Electron Devices business during 1995, and the sale of its Thin Film Systems business during 1997). Expenditures for environmental investigation and remediation amounted to $4.9 million in fiscal year 1998 compared with $2.3 million in fiscal year 1997, and $5.2 million in fiscal year 1996.

     For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of January 1, 1999, the Company nonetheless estimated that the Company's future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $20.9 million to $48.3 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to approximately 30 years as of January 1, 1999. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore the Company has accrued $20.9 million in estimated environmental costs as of January 1, 1999. The amount accrued has not been discounted to present value.

     As to other sites and facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of January 1, 1999, the Company estimated that the Company's future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $39.5 million to $73.5 million. The time frame over which these costs are expected to be incurred varies with each site, ranging up to approximately 30 years as of January 1, 1999. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $50.9 million at January 1, 1999. The Company accordingly has accrued $22.1 million, which represents its best estimate of the future costs discounted at 4%, net of inflation. This accrual is in addition to the $20.9 million described in the preceding paragraph.

     The foregoing amounts are only estimates of anticipated future environmental related costs, and the amounts actually spent may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites and facilities involved. The Company believes that most of these cost ranges will narrow as investigation and remediation activities progress. The Company believes that its reserves are adequate, but as the scope of its obligations becomes more clearly defined, these reserves may be modified and related charges against earnings may be made.

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

     The Company evaluates its liability for environmental related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. The Company received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit, and has a $0.5 million receivable in Other Current Assets at January 1, 1999 which the Company believes is recoverable based upon settlement offers received by the Company. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental related expenditures, and the Company therefore has a $5.5 million receivable in Other Assets at January 1, 1999. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although the Company intends to aggressively pursue additional insurance and other recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.


Year 2000
---------

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

     The Company has substantially completed its assessment of potential Year 2000 problems in internal systems, which systems have been categorized as follows, in order of importance: (a) enterprise information systems; (b) enterprise networking and telecommunications; (c) factory-specific information systems; (d) non-IT systems; (e) computers and packaged software; and (f) facilities systems. With respect to enterprise information systems, the Company in 1994 initiated replacement of its existing systems with a single Company-wide system supplied by SAP America, Inc., which system is designed and tested by SAP for Year 2000 capability. Installation of that system has been staged to replace first those existing systems that are not Year 2000 capable. Installation of the new SAP system is approximately 70% complete, with 90% completion expected by July 1999 and full completion expected by the end of 1999. Upgrade of enterprise information systems is approximately 70% complete, with 90% completion expected by July 1999 and 100% completion expected by December 1999; upgrade of enterprise networking and telecommunications systems is complete; upgrade of factory-specific information systems is approximately 60% complete, with 86% completion expected by July 1999 and 91% completion expected by December 1999; upgrade of non-IT systems, computers and packaged software, and facilities systems are well underway and the Company expects these to be substantially completed by July 1999 (except in the case of some computers and packaged software, which might not be completed until December 1999).

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

     With respect to previously-sold products, the Company does not intend to assess Year 2000 preparedness of every product it has ever sold, but rather is focusing its assessments on products which are subject to regulatory requirements with respect to Year 2000, including FDA requirements for medical devices, will be under written warranties or are still relatively early in their useful life, are more likely to be dependent on non-IT systems that are not Year 2000 capable, cannot be easily upgraded with readily available externally-utilized computers and packaged software, and/or could pose a safety hazard. These assessments are expected to be substantially completed by July 1999.
Where the Company identifies previously-sold products that are not Year 2000 capable, the Company intends in some cases to develop and offer to sell upgrades or retrofits, identify corrective measures which the customer could itself undertake or identify for the customer other suppliers of upgrades or retrofits. There may be instances where the Company may be required to repair and/or upgrade such products at its own expense. Schedules for completing those corrective actions vary considerably among the

Company's businesses and products, but are generally expected to be substantially completed by July 1999.

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

     Costs.   As of January 1, 1999, the Company estimates that it had incurred approximately $2.6 million to assess and correct Year 2000 problems. Although difficult to assess, based on its assessment to date, the Company estimates that it will incur approximately $4.6 million in additional costs to assess and correct Year 2000 problems, which costs are expected to be incurred throughout fiscal year 1999 and the first half of fiscal year 2000. All of these costs have been and will continue to be expensed as incurred.

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

     Risks. Failure by the Company or its key suppliers to accurately assess and correct Year 2000 problems would likely result in interruption of certain of the Company's normal business operations, which could have a material adverse effect on the Company's business, results of operations or financial condition. If the Company does not adequately identify and correct Year 2000 problems in its information systems it could experience interruptions in its operations, including manufacturing, order processing, receivables collection and accounting, such that there would be delays in product shipments, lost data and a consequential impact on revenues, expenditures and financial reporting. If the Company does not adequately identify and correct Year 2000 problems in its non-IT systems it could experience interruptions in its manufacturing and related operations, such that there would be delays in product shipments and a consequential impact on revenues. If the Company does not adequately identify and correct Year 2000 problems in its previously sold products it could experience warranty or product liability claims by users of products which do not function correctly. If the Company does not adequately identify and correct Year 2000 problems with its significant third parties it could experience interruptions in the supply of key components or services from those parties, such that there would be delays in product shipments or services and a consequential impact on revenues.

     Management believes that appropriate corrective actions have been or will be accomplished within the cost and time estimates stated above. Although the Company does not expect to be 100% Year 2000 compliant by the end of 1999, the Company does not currently believe that any Year 2000 non-compliance in the Company's information systems will have a material adverse effect on the Company's business, results of operations or financial condition. However, given the inherent complexity of the Year 2000 problem, there can be no assurance that actual costs will not be higher than currently anticipated or that corrective actions will not take longer than currently anticipated to complete. Risk factors which might result in higher costs or delays include the ability to identify and correct in a timely fashion Year 2000 problems; regulatory or legal obligations to correct Year 2000 problems in previously-sold products; possible liability for personal injury if a safety hazard relating to Year 2000 is not identified and corrected; ability to retain and hire qualified personnel to perform assessments and corrective actions; the willingness and ability of critical suppliers to assess and correct their own Year 2000 problems, including in products they supply to the Company; and the additional complexity which will likely be caused by undertaking during fiscal year 1999 and fiscal year 2000 the separation of currently shared enterprise information systems as a result of the planned separation of the Company's businesses into three public companies.

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


Forward Looking Information
---------------------------

     This Management's Discussion and Analysis contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: product demand and market acceptance risks; the effect of general economic conditions and foreign currency fluctuations; the impact of competitive products and pricing; new product development and commercialization; the ability to increase operating margins on higher sales; the continued improvement of the various instruments markets the company serves; the impact of economic conditions in Korea and other Asian markets on sales in those areas, particularly semiconductor equipment sales; the impact of managed care initiatives in the U.S. on capital expenditures and resulting pricing pressure on medical equipment; the timing of renewed growth in worldwide semiconductor equipment demand;

successful implementation by the Company and certain third parties of corrective action to address the impact of the Year 2000; completion of the planned reorganization on the current schedule within current budgets; the ability to sell certain surplus assets in connection with the reorganization; the ability of the three post-reorganization companies to realize anticipated costs savings resulting from the reorganization; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.



     Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     -------   ---------------------------------------------------------

     There have been no material changes in information reported in the Registrant's Form 10-K for the fiscal year ended October 2, 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors of Varian Associates, Inc.:

We have reviewed the consolidated balance sheet of Varian Associates, Inc. and its subsidiaries as of January 1, 1999, and the related consolidated statements of earnings and the condensed consolidated statements of cash flows for the quarters ended January 1, 1999 and January 2, 1998. These financial statements are the responsibility of the Company's management.

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


San Jose, California
February 12, 1999

PART II.  OTHER INFORMATION
---------------------------


Item 6    Exhibits and Reports on Form 8-K
------    --------------------------------

(a)  Exhibits:
     ---------

       Exhibit 10.7.A Registrant's form of Change in Control Agreement with Richard A. Aurelio, Allen J. Lauer and Richard M. Levy, as amended and effective as of November 1, 1998.

       Exhibit 10.7.B Registrant's form of Change in Control Agreement with Robert A. Lemos, as amended and effective as of November 1, 1998.

       Exhibit 10.8 Registrant's Change in Control Agreement with J. Tracy O'Rourke, as amended and effective as of November 1, 1998.

       Exhibit 10.12   Registrant's Severance Agreement with J. Tracy O'Rourke.

       Exhibit 10.13   Registrant's Severance Agreement with Robert A. Lemos.

       Exhibit 15      Letter Regarding Unaudited Interim Financial Information.

       Exhibit 27 Financial Data Schedule for the quarter ended January 1, 1999 (EDGAR filing only).


(b)  Reports on Form 8-K:

       A report on Form 8-K was filed on November 24, 1998 regarding the approval of a Stockholder Rights Plan by the Registrant's Board of Directors.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                VARIAN ASSOCIATES, INC.
                                           ---------------------------------
                                                      Registrant


                                                   February 12, 1999
                                           ---------------------------------
                                                         Date


                                                  /s/ Wayne P. Somrak
                                           ---------------------------------
                                                    Wayne P. Somrak
                                             Vice President and Controller
                                               (Chief Accounting Officer)

                               INDEX OF EXHIBITS
                               -----------------


Exhibit
Number
------

 10.7.A Registrant's form of Change in Control Agreement with Richard A. Aurelio, Allen J. Lauer and Richard M. Levy, as amended and effective as of November 1, 1998.

 10.7.B Registrant's form of Change in Control Agreement with Robert A. Lemos, as amended and effective as of November 1, 1998.

 10.8 Registrant's Change in Control Agreement with J. Tracy O'Rourke, as amended and effective as of November 1, 1998.

 10.12    Registrant's Severance Agreement with J. Tracy O'Rourke.

 10.13    Registrant's Severance Agreement with Robert A. Lemos.

 15       Letter Regarding Unaudited Interim Financial Information.

 27 Financial Data Schedule for the quarter ended January 1, 1999 (EDGAR filing only).