Form 10-Q
period 1999-04-02
VARIAN MEDICAL SYSTEMS INC
filed 1999-05-17
CIK 203527

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended April 2, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from            to

                         Commission File Number 1-7598

                               ----------------

                         VARIAN MEDICAL SYSTEMS, INC.
            (Exact name of Registrant as Specified in its Charter)

            Delaware                                94-2359345
 (State or Other Jurisdiction of                  (IRS Employer
 Incorporation or Organization)               Identification Number)

 3100 Hansen Way, Palo Alto, California                     94304-1000
(Address of principal executive offices)                    (Zip Code)

                                (650) 493-4000
             (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,422,792 shares of Common Stock, par value $1 per share, outstanding as of May 12, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FORWARD-LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. These forward-looking statements are subject to risks and uncertainties that could cause the actual results of Varian Medical Systems, Inc. (the "Company") to differ materially from management's current expectations. Those risks and uncertainties include, without limitation: product demand and market acceptance risks; the effect of general economic conditions and foreign currency fluctuations; the impact of competitive products and pricing; new product development and commercialization; reliance on sole source suppliers; the Company's ability to increase operating margins on higher sales; the impact of managed care initiatives in the U.S. on capital expenditures and resulting pricing pressures on medical equipment; successful implementation by the Company and certain third parties of corrective actions to address the impact of the Year 2000; successful consolidation of the Company's x-ray tube manufacturing operations; the Company's ability to operate as a smaller and less diversified business entity; the Company's ability to sell surplus assets in connection with the recently completed reorganization; the Company's ability to realize anticipated cost savings from the reorganization; the Company's potential responsibility for liabilities arising out of or relating to the reorganization which were not expressly assumed by the Company; the possibility that indemnification for certain liabilities arising out of or relating to the reorganization will not be available to the Company due to the indemnifying party's insolvency or legal prohibition; increased debt leverage resulting from the reorganization impacting the Company's ability to obtain future financing for working capital, capital expenditures, product development, acquisitions and general corporate purposes; the effect of increased debt leverage on cash flow, vulnerability to economic downturns and flexibility in responding to changing business and economic conditions; possible exposure to fraudulent conveyance allegations arising out of the reorganization; possible exposure to additional tax obligations in connection with the reorganization; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company assumes and undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                                     PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements


                VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   UNAUDITED

                                   Second Quarter Ended   Six Months Ended
                                   ---------------------- ------------------
                                    April 2,    April 3,  April 2,  April 3,
                                      1999        1998      1999      1998
                                   ----------  ---------- --------  --------
                                   (Amounts in thousands except per share
                                                  amounts)
SALES                              $  149,302  $  131,529 $254,266  $230,477
                                   ----------  ---------- --------  --------
Operating Costs and Expenses
  Cost of sales                       101,035      89,480  173,010   155,298
  Research and development             11,107      11,449   20,529    21,476
  Marketing                            15,787      14,451   30,809    26,540
  General and administrative           17,157       8,743   25,881    25,292
  Reorganization                       27,430          --   30,989        --
                                   ----------  ---------- --------  --------
  Total Operating Costs and
   Expenses                           172,516     124,123  281,218   228,606
                                   ----------  ---------- --------  --------
OPERATING EARNINGS (LOSS)            (23,214)       7,406  (26,952)    1,871

  Interest expense, net                (1,306)    (1,257)   (2,441)   (1,605)
                                   ----------  ---------- --------  --------
Earnings (Loss) from Continuing
 Operations Before Taxes              (24,520)      6,149  (29,393)      266
  Taxes on earnings (loss)            (14,370)      1,673  (17,160)       73
                                   ----------  ---------- --------  --------
Earnings (Loss) from Continuing
 Operations                          (10,150)       4,476  (12,233)      193

Earnings (Loss) from Discontinued
 Operations--Net of Taxes             (30,776)     18,528  (31,130)   42,518
                                   ----------  ---------- --------  --------
Net Earnings (Loss)                $  (40,926) $   23,004 $(43,363) $ 42,711
                                   ==========  ========== ========  ========
Average Shares Outstanding--Basic      30,114      29,971   29,991    30,029
                                   ==========  ========== ========  ========

Average Shares Outstanding--
 Diluted                               30,114      30,614   29,991    30,761
                                   ==========  ========== ========  ========

Net Earnings (Loss) Per Share--
 Basic
  Continuing Operations            $    (0.34) $     0.15 $  (0.41) $   0.01
  Discontinued Operations               (1.02)       0.62    (1.04)     1.41
                                   ----------  ---------- --------  --------
  Net Earnings (Loss) Per Share--
  Basic                            $    (1.36) $     0.77 $  (1.45) $   1.42
                                   ==========  ========== ========  ========
Net Earnings (Loss) Per Share--
 Diluted
  Continuing Operations            $    (0.34) $     0.15 $  (0.41) $   0.01
  Discontinued Operations               (1.02)       0.60    (1.04)     1.38
                                   ----------  ---------- --------  --------
  Net Earnings (Loss) Per Share--
  Diluted                          $    (1.36) $     0.75 $  (1.45) $   1.39
                                   ==========  ========== ========  ========



 Dividends Declared Per Share      $      --   $     0.10 $   0.10  $   0.19

 Order Backlog                                            $383,512  $353,732


See accompanying notes to the consolidated financial statements

                VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                April 2, 1999 October 2, 1998
                                                ------------- ---------------
(Dollars in thousands except par values)         (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents                       $  5,002      $  149,667
                                                  --------      ----------
  Accounts receivable                              193,559         392,596
                                                  --------      ----------
  Inventories
    Raw materials and parts                         55,932         132,341
    Work in process                                 17,682          43,189
    Finished goods                                  18,924          28,934
                                                  --------      ----------
      Total inventories                             92,538         204,464
                                                  --------      ----------
  Other current assets                              54,247          93,054
  Net assets held for sale                          10,538             --
                                                  --------      ----------
      Total Current Assets                         355,884         839,781
                                                  --------      ----------
Property, Plant, and Equipment                     187,831         509,089
  Accumulated depreciation and amortization       (115,603)       (294,867)
                                                  --------      ----------
      Net Property, Plant, and Equipment            72,228         214,222
                                                  --------      ----------
Other Assets                                        70,305         164,292
                                                  --------      ----------
      TOTAL ASSETS                                $498,417      $1,218,295
                                                  ========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable                                   $ 34,993      $   46,842
  Accounts payable-- trade                          34,870          76,166
  Accrued expenses                                 103,889         282,647
  Product warranty                                  15,267          44,153
  Advance payments from customers                   55,890          55,081
                                                  --------      ----------
    Total Current Liabilities                      244,909         504,889

Long-Term Accrued Expenses                          27,936          44,771
Long-Term Debt                                      58,500         111,090
                                                  --------      ----------
    Total Liabilities                              331,345         660,750
                                                  --------      ----------

Contingencies (Note 13)

Stockholders' Equity
  Preferred stock
    Authorized 1,000,000 shares, par value $1,
     issued none                                       --              --
  Common stock
    Authorized 99,000,000 shares, par value $1,
     issued and outstanding 30,423,000 shares
     at April 2, 1999 and 29,743,000 shares at
     October 2, 1998                                30,423          29,743
  Retained earnings                                136,649         527,802
                                                  --------      ----------
    Total Stockholders' Equity                     167,072         557,545
                                                  --------      ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $498,417      $1,218,295
                                                  ========      ==========

See accompanying notes to the consolidated financial statements.

                VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                     For the Six Months Ended
                                                     --------------------------
                                                       April 2,     April 3,
                                                         1999         1998
                                                     ------------  ------------
                                                      (Dollars in thousands)
OPERATING ACTIVITIES
    Net Cash Provided by Operating Activities        $    (60,101) $    20,948
                                                     ------------  -----------

INVESTING ACTIVITIES
  Proceeds from sale of property, plant, and
   equipment                                         $     36,218  $     1,379
  Purchase of property, plant, and equipment              (21,779)     (20,614)
  Purchase of businesses, net of cash acquired               (574)     (46,948)
  Other, net                                                 (950)       4,697
                                                     ------------  -----------
    Net Cash Used by Investing Activities                  12,915      (61,486)
                                                     ------------  -----------

FINANCING ACTIVITIES
  Net borrowings on short-term obligations                 10,659       22,326
  Principal payments on long-term debt                        --        (6,096)
  Proceeds from common stock issued to employees           17,921       14,026
  Purchase of common stock                                    --       (43,712)
  Cash distributed in spin-off of businesses             (111,550)         --
  Other, net                                              (15,766)      (5,707)
                                                     ------------  -----------
    Net Cash (Used)/Provided by Financing Activities      (98,736)     (19,163)
                                                     ------------  -----------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                    1,257        2,753
                                                     ------------  -----------
    Net (Decrease)/Increase in Cash and Cash
     Equivalents                                         (144,665)     (56,948)

    Cash and cash equivalents at beginning of period      149,667      142,298
                                                     ------------  -----------
    Cash and cash equivalents at end of period       $      5,002  $    85,350
                                                     ============  ===========


See accompanying notes to the consolidated financial statements.

                VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 1: The consolidated financial statements include the accounts of Varian Medical Systems, Inc. (the "Company" or "VMS") and its subsidiaries and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 2, 1998 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Form 10-K annual report. In the opinion of management, the interim consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the second quarter and six months ended April 2, 1999 are not necessarily indicative of the results to be expected for a full year or for any other periods.

NOTE 2: On April 2, 1999, Varian Associates, Inc. reorganized into three separate publicly traded companies by spinning off through a tax-free distribution two of its businesses to stockholders (the "Distribution"). The Distribution resulted in the following three companies: 1) the Company (renamed from Varian Associates, Inc. to Varian Medical Systems, Inc. following the Distribution); 2) Varian, Inc. ("VI"); and 3) Varian Semiconductor Equipment Associates, Inc. ("VSEA"). On February 19, 1999, following receipt of a private letter ruling from the Internal Revenue Service to the effect that the Distribution would be tax-free to the Company and its stockholders and following the approval of the plan for the Distribution by the Company's stockholders, the Company's Board of Directors declared a stock dividend to stockholders of record on March 24, 1999, consisting of one share of VI common stock and one share of VSEA common stock for each share of Company common stock held on April 2, 1999. The Distribution resulted in a non-cash dividend that reduced the Company's stockholders' equity by approximately $362 million.

        These transactions were accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among the Company, VI and VSEA. For purposes of governing certain of the ongoing relationships between and among the Company, VI and VSEA after the Distribution, the Company, VI and VSEA also entered into various agreements including an Employee Benefits Allocation Agreement, Intellectual Property Agreement, Tax Sharing Agreement and Transition Services Agreement. These agreements set forth the principles to be applied in allocating certain related costs and specified portions of contingent liabilities to be shared, which, by their nature, cannot be reasonably estimated at this time.

        Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Company has reclassified its consolidated financial statements to reflect the dispositions of VI and VSEA. The net operating results of VI and VSEA have been reported, net of applicable income taxes, as "Earnings (Loss) from Continuing Operations."

        The loss on the disposition was $5.4 (net of income taxes of $2.9) and related to employee relocation, severance, retention, and other payroll costs directly associated with the disposal of VI and VSEA.

       Summarized information for discontinued operations, excluding the above loss on disposal, is as follows (dollars in millions):

                                  Three Months Ended           Six Months Ended
                              --------------------------- ---------------------------
                              April 2, 1999 April 3, 1998 April 2, 1999 April 3, 1998
                              ------------- ------------- ------------- -------------
                                      (unaudited)                 (unaudited)
      Revenue                    $198.4        $241.3        $375.7        $487.2
                                 ======        ======        ======        ======
      Earnings (Loss) before
       Taxes                     $(40.5)       $ 29.0        $(39.5)       $ 64.9
                                 ======        ======        ======        ======
      Net Earnings (Loss)        $(25.3)       $ 18.5        $(25.7)       $ 42.5
                                 ======        ======        ======        ======

NOTE 3: The results for the six months ended April 2, 1999 include net non-recurring reorganization charges of $30,989,000. Of the $30,989,000, $27,345,000 was incurred as a result of the Distribution and $3,644,000 was incurred as a result of the Company's restructuring of its x-ray tube and imaging subsystems products by the closing of a manufacturing facility in Arlington Heights, Illinois to consolidate manufacturing at the Company's existing facility in Salt Lake City, Utah. The $30,989,000 net charge includes $33,567,000 for retention bonuses for employee services provided prior to April 2, 1999, employee severance and executive compensation; $19,283,000 for legal, accounting, printing and investment banking fees; a $27,302,000 gain on the sale of the Company's long-term leasehold interest in certain of its Palo Alto facilities, together with the related buildings; $1,700,000 for foreign taxes (excluding income taxes) resulting from the international reorganization of the Company's subsidiaries in connection with the Distribution; and $3,741,000 in other costs associated with the Distribution and restructuring.

       The following table sets forth certain details associated with these net reorganization charges (in thousands of dollars):

                                                 Cash Payments
                                 Reorganization   (Receipts)/     Accrual at
                                     Costs      Other Reductions April 2, 1999
                                 -------------- ---------------- -------------
      Retention bonuses,
       severance, and executive
       compensation                 $33,567         $27,571         $ 5,996
      Legal, accounting,
       printing and investment
       banking fees                  19,283          15,592           3,691
      Gain on sale of real
       estate                       (27,302)        (27,302)             --
      Foreign taxes (excluding
       income taxes)                  1,700           1,006             694
      Other                           3,741           2,855             886
                                    -------         -------         -------
                                    $30,989         $19,722         $11,267
                                    =======         =======         =======

NOTE 4: Inventories are valued at the lower of cost or market (realizable value) using the last-in, first-out (LIFO) cost for the U.S. inventories of the Varian Medical Systems except for x-ray tube products. All other inventories are valued principally at average cost. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $13.8 million at April 2, 1999 and $44.7 million at October 2, 1998.

NOTE 5: The Company enters into forward exchange contracts to mitigate the effects of operational (sales orders and purchase commitments) and balance sheet exposures to fluctuations in foreign currency exchange rates. When the Company's foreign exchange contracts hedge operational exposure, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenues and expenses are recognized. All forward exchange contracts hedging operational exposure are designated and highly effective as hedges. The critical terms of all forward exchange contracts hedging operational exposure and of the forecasted transactions being hedged are substantially identical. Accordingly, the Company expects that changes in the fair value or cash flows of the hedging instruments and the hedged transactions (for the risk being hedged) will completely offset at the hedge's inception and on an ongoing basis. When foreign exchange conctracts hedge balance sheet exposure, such effects are recognized in income when the exchange rate changes in accordance with the requirements for other foreign currency transactions. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these instruments do not subject the Company to risk that would otherwise result from changes in currency exchange rates. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments also are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Any deferred gains or losses are included in Accrued Expenses in the balance sheet. If a hedging instrument is sold or terminated prior to maturity, gains and losses continue to be deferred until the hedged item is recognized in income. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. The Company's forward exchange contracts generally range from one to three months in original maturity, and no forward exchange contract has an original maturity greater than one year. Forward exchange contracts outstanding as of April 2, 1999 are summarized as follows:

                                 April 2, 1999
                         -----------------------------
                         Notional Value Notional Value
                              Sold        Purchased
                         -------------- --------------
                            (Dollars in thousands)
       Belgian franc        $ 3,074         $  --
       British pound          6,843            --
       Canadian dollar        5,992            --
       French franc           4,595            --
       German mark            2,115            --
       Italian lira           2,716            --
       Japanese yen           1,752            --
       Portugese escudo       1,139            --
       Spanish peseta         3,357            753
       Swedish kronor         1,929          1,415
       Euro                  19,097            --
                            -------         ------
       Totals               $52,609         $2,168
                            =======         ======

        The fair value of forward exchange contracts generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of open contracts. The notional amounts of forward exchange contracts are not a measure of the Company's exposure.

NOTE 6: Net earnings per share is computed under two methods, basic and diluted. Basic net earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common stockholders by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive). A reconciliation of the numerator and denominator used in the earnings per share calculations are presented as follows (in thousands, except per share amounts):

                                     Three Months Ended           Six Months Ended
                                 --------------------------- ---------------------------
                                 April 2, 1999 April 3, 1998 April 2, 1999 April 3, 1998
                                 ------------- ------------- ------------- -------------
      Numerator--Basic and
       Diluted:
      Earnings (Loss) from
       Continuing Operations       $(10,150)      $ 4,476      $(12,233)      $   193
      Earnings (Loss) from
       Discontinued Operations      (30,776)       18,528       (31,130)       42,518
                                   --------       -------      ---------      -------
        Net Earnings (Loss)        $(40,926)      $23,004      $(43,363)      $42,711
                                   ========       =======      =========      =======

      Denominator--Basic:
      Average shares
       outstanding                   30,114        29,971         29,991       30,029
                                   ========       =======      =========      =======
      Net Earnings (Loss) Per
       Share--Basic:
      Continuing Operations        $  (0.34)      $  0.15      $  (0.41)      $  0.01
      Discontinued Operations         (1.02)         0.62         (1.04)         1.41
                                   --------       -------      ---------      -------
        Net Earnings (Loss) Per
         Share--Basic              $ (1.36)       $  0.77      $   (1.45)     $  1.42
                                   ========       =======      =========      =======

      Denominator--Diluted:
      Average shares
       outstanding                   30,114        29,971         29,991       30,029
      Dilutive stock options            --            643            --           732
                                   --------       -------      ---------      -------
                                     30,114        30,614         29,991       30,761
                                   ========       =======      =========      =======

      Net Earnings (Loss) Per
       Share--Diluted:
      Continuing Operations        $  (0.34)      $  0.15      $   (0.41)     $  0.01
      Discontinued Operations         (1.02)         0.60          (1.04)        1.38
                                   --------       -------      ---------      -------
        Net Earnings (Loss) Per
         Share--Diluted            $  (1.36)      $  0.75      $   (1.45)     $  1.39
                                   ========       =======      =========      =======

        Options to purchase 4,015,000 shares were outstanding on a weighted average basis during the three months ended April 2, 1999 but were not included in the computation of diluted EPS because the Company had a net loss for the period.

        Options to purchase 4,111,000 shares were outstanding on a weighted average basis during the six months ended April 2, 1999 but were not included in the computation of diluted EPS because the Company had a net loss for the period.

NOTE 7: Included in other assets at April 2, 1999 and October 2, 1998 is goodwill of $51.8 million and $132.5 million, respectively, which is the excess of the cost of acquired businesses over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is amortized on a straight-line basis over periods ranging from 5 to 40 years.

NOTE 8: Accrued expenses comprise the following:

                                           April 2, 1999 October 2, 1998
       (Dollars in millions)               ------------- ---------------
       Taxes, including taxes on earnings     $  5.1         $ 46.2
       Payroll and employee benefits            32.6           84.9
       Estimated loss contingencies              5.7           54.6
       Deferred income                           8.3           27.3
       Reorganization costs                     11.3            --
       Other                                    40.9           69.6
                                              ------         ------
                                              $103.9         $282.6
                                              ======         ======

NOTE 9: In June 1998, the Financial Accounting and Standards Board (the "FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for the Company's fiscal year 2000. The Company has not yet determined the impact of its implementation on the Company's consolidated financial statements.

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

NOTE 10: In May 1999, the Company agreed to invest up to $5 million over the next twelve months, beginning in the third quarter of fiscal year 1999, in a consortium to participate in the acquisition of a majority interest in an entity that supplies the Company with amorphous silicon thin-film transistor arrays for its imaging products.

NOTE 11: Prior to the Distribution, the Company historically incurred or managed debt at the parent level. Under the Distribution Agreement,
         (1) the Company was required to contribute to VSEA such cash and cash equivalents so that VSEA would have $100 million in cash and cash equivalents, net worth (as defined in the Distribution Agreement) of at least $150 million and consolidated debt (as defined in the Distribution Agreement) of no more than $5 million and (2) VI was required to assume 50% of the outstanding indebtedness under the Company's term loans and have transferred to it such portion of the indebtedness under the Company's notes payable and such amount of cash and cash equivalents so that as of the time of the Distribution, the Company and VI would each have net debt (defined in the Distribution Agreement as the amount outstanding under the term loans and the notes payable, less cash and cash equivalents) equal to approximately 50% of the net debt of the Company and VI, subject to such adjustment as was necessary to provide the Company with a net worth of between 40% and 50% of the aggregate net worth of the Company and VI, and subject to further adjustment to reflect the VI's approximately 50% share of the estimated proceeds, if any, to be received by the Company after the Distribution from the sale of the Company's long-term leasehold interest at certain of its Palo Alto facilities, together with certain related buildings and other corporate assets and VI's obligation for approximately 50% of any estimated transaction expenses to be paid by the Company after the Distribution (in each case reduced for estimated taxes payable or tax benefits received from all sales and transaction expenses). Since the amounts allocated to VI and transferred to VSEA in connection with the Distribution were based on estimates, adjustments may be required within the period of up to 180 days following the Distribution. In addition, certain other pre-Distribution transactions may require adjustment 90 days following the Distribution under the provisions of the Distribution Agreement. As a result of these adjustments, the Company may be required to make cash payments to VI or VSEA, or may be entitled to receive cash payments from VI. The amount of such adjustments cannot be estimated.

         The debt retained by the Company amounted to $93.5 million of term loans and notes payable. As of April 2, 1999, interest rates on the Company's outstanding term loans ranged from 6.70% to 7.15% and the weighted average interest rate on these term loans was 6.82%. As of April 2, 1999, the weighted average interest rate on the Company's notes payable was 7.80%. The term loans currently contain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results.

         Future principal payments on the Company's notes payable and long-term debt outstanding at April 2, 1999 are as follows: $35.0 million during the six months ending October 1, 1999, none in fiscal years 2000-2004, and $58.5 million thereafter.

NOTE 12: As of April 2, 1999, Company management had committed to a plan to sell approximately $10.5 million of long-term leasehold interests in certain of the Company's Palo Alto facilities, together with the related buildings and other corporate assets, in connection with the Distribution. These assets have been classified as held for sale in the accompanying balance sheet, and the Company has suspended depreciation of these assets.

NOTE 13: The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites where the Company is alleged to have shipped manufacturing waste for recycling or disposal. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, federal, state and/or local agencies at certain current or former Company facilities (including facilities disposed of in connection with the Company's sale of its Electron Devices business during 1995, and the sale of its Thin Film Systems business during 1997). Under the terms of the Distribution Agreement, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental-related investigation and remediation costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). Expenditures for environmental investigation and remediation amounted to $1.7 million in fiscal year 1998 compared with $0.8 million in fiscal year 1997 and $1.8 million in fiscal year 1996, net of amounts that would have been borne by VI and VSEA.

         For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of April 2, 1999, the Company nonetheless estimated that the Company's future exposure (net of VI and VSEA's indemnification obligations) for environmental-related investigation and remediation costs for these sites ranged in the aggregate from $12.2 million to $28.3 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to approximately 30 years as of April 2, 1999. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $12.2 million in estimated environmental costs as of April 2, 1999. The amount accrued has not been discounted to present value.

         As to other sites and facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of April 2, 1999, the Company estimated that the Company's future exposure (net of VI and VSEA's indemnification obligations) for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $23.2 million to $42.8 million. The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of April 2, 1999. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $29.8 million at April 2, 1999. The Company accordingly accrued $12.9 million, which represents its best estimate of the future costs discounted at 4%, net of inflation. This accrual is in addition to the $12.2 million described in the preceding paragraph.

         The foregoing amounts are only estimates of anticipated future environmental-related costs, and the amounts actually spent may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites and facilities involved. The Company believes that most of these cost ranges will narrow as investigation and remediation activities progress. The Company believes that its reserves are adequate, but as the scope of its obligations becomes more clearly defined, these reserves (and the associated indemnification obligations of VI and VSEA) may be modified and related charges against earnings may be made.

         Although any ultimate liability arising from environmental-related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company's financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental-related events (and assuming VI and VSEA satisfy their indemnification obligations), management believes that the costs of these environmental- related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company.

         The Company evaluates its liability for environmental-related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. The Company received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental-related expenditures, and the Company therefore has a $3.4 million receivable in Other Assets at April 2, 1999. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although the Company intends to aggressively pursue additional insurance and other recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

         The Company is a party to three related federal actions involving claims by independent service organizations ("ISOs") that the Company's policies and business practices relating to replacement parts violate the antitrust laws (the "ISOs Litigation"). The ISOs purchase replacement parts from the Company and compete with it for the servicing of linear accelerators made by the Company. In response to several threats of litigation regarding the legality of the Company's parts policy, the Company filed a declaratory judgment action in a U. S. District Court in 1996 seeking a determination that its new policies are legal and enforceable and damages against two of the ISOs for misappropriation of the Company's trade secrets, unfair competition, copyright infringement and related claims. Subsequently, four of the defendants filed separate claims in other jurisdictions raising issues allegedly related to those in the declaratory relief action and seeking injunctive relief against the Company and damages against the Company in the amount of $10 million for each plaintiff. The defendants' motion for a preliminary injunction in U. S. District Court in Texas with respect to the Company's policies was defeated. The ISOs defendants amended the complaint to include class action allegations, allege a variety of other anti-competitive business practices and filed a motion for class certification, which is scheduled to be heard by the U. S. District Court in Texas in July 1999.

         Following the Distribution, the Company retained the liabilities related to the medical systems business prior to the Distribution, including the ISOs Litigation. In addition, under the terms of the Distribution Agreement, the Company agreed to manage and defend liabilities related to legal proceedings and environmental matters arising from corporate or discontinued operations of the

       Company prior to the Distribution. Under the terms of the Distribution Agreement, VI and VSEA are each obligated to indemnify the Company for one-third of these liabilities (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company), including certain environmental-related liabilities described above, and to fully indemnify the Company for liabilities arising from the operations of the business transferred to each prior to the Distribution. The availability of such indemnities will depend upon the future financial strength of VI and VSEA. No assurance can be given that the relevant company will be in a position to fund such indemnities. It is also possible that a court would disregard this contractual allocation of indebtedness, liabilities and obligations among the parties and require the Company to assume responsibility for obligations allocated to another party, particularly if such other party were to refuse or was unable to pay or perform any of its allocated obligations. In addition, the Distribution Agreement generally provides that if a court prohibits a company from satisfying its indemnification obligations, then such indemnification obligations will be shared equally between the two other companies.

         The Company is also involved in certain other legal proceedings arising in the ordinary course of its business. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on the Company's financial position, results of operations or cash flows.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
 Stockholders of Varian Medical
 Systems, Inc.:

   We have reviewed the accompanying consolidated balance sheet and related consolidated statements of earnings and cash flows of Varian Medical Systems, Inc. and subsidiaries as of April 2, 1999, and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

   Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                          /s/ PRICEWATERHOUSECOOPERS LLP
                                          -------------------------------------
                                          PricewaterhouseCoopers LLP

May 17, 1999
San Jose, California

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   In August 1998, the Company (then known as Varian Associates, Inc.) announced its intention to spin off its instruments business and its semiconductor equipment business to its stockholders. The Company subsequently transferred its instruments business to Varian, Inc. ("VI"), a wholly-owned subsidiary, and transferred its semiconductor equipment business to Varian Semiconductor Equipment Associates, Inc. ("VSEA"), a wholly owned subsidiary. On April 2, 1999, the Company distributed to holders of shares of the common stock of the Company all of the outstanding shares of common stock of VI and VSEA (the "Distribution").

   These transactions were accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among the Company, VI and VSEA (the "Distribution Agreement"). In addition, for purposes of governing certain ongoing relationships between and among the Company, VI and VSEA after the Distribution, the Company, VI and VSEA entered into certain other agreements, including an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement and a Transition Services Agreement.

   The financial statements included in this report on Form 10-Q present VI and VSEA as discontinued operations pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The net operating results of VI and VSEA are reported as "Earnings (Loss) from Discontinued Operations--Net of Taxes."

   The business retained by the Company consists of its medical systems business, principally the sales and service of oncology systems, and the sales of x-ray tubes and imaging subsystems. Immediately following the Distribution, the Company changed its name to Varian Medical Systems, Inc. The following discussion and analysis pertains to the continuing operations of the Company, unless otherwise noted.

Results of Operations

Fiscal Year

   The Company's fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 1999 comprises the 52-week period ending October 1, 1999, and fiscal year 1998 comprises the 53-week period ended October 2, 1998. The fiscal quarters ended April 2, 1999 and April 3, 1998 each comprise 13 weeks. For purposes of interim reporting, the six-month period ended April 2, 1999 comprises 26 weeks, and the six-month period ended April 3, 1998 comprises 27 weeks.

Second Quarter Fiscal Year 1999 Compared to Second Quarter Fiscal Year 1998

   Sales. The Company's sales of $149 million in the second quarter of fiscal year 1999 were 14% higher than its sales of $132 million in the second quarter of fiscal year 1998. International sales were $80 million, or 54% of sales, in the second quarter of fiscal year 1999, compared to $88 million, or 67% of sales, in the second quarter of fiscal year 1998.

   Oncology systems sales increased 20% between quarters, amounting to $116 million, or 78% of the Company's sales, in the second quarter of fiscal year 1999, compared to $97 million, or 73% of sales, in the second quarter of fiscal year 1998. Oncology systems sales in North America, Europe, Asia and the rest of the world amounted to $58 million, $28 million, $23 million and $7 million in the second quarter of fiscal year 1999, and $35 million, $46 million, $9 million and $7 million in the second quarter of fiscal year 1998, respectively.

   The increase in oncology system sales was partially offset by a 3% decrease in x-ray tubes and imaging subsystems sales, which amounted to $33 million, or 22% of the Company's sales, in the second quarter of fiscal year 1999, compared to $34 million, or 26% of sales, in the second quarter of fiscal year 1998. Sales of x-ray tubes and imaging subsystems in North America, Europe, Asia and the rest of the world amounted to $11 million, $7 million, $14 million and $1 million in the second quarter of fiscal year 1999 and $9 million, $9 million, $15 million and $1 million in the second quarter of fiscal year 1998, respectively. The weakness in x-ray tubes and imaging subsystem sales reflected delays in new product introductions by some customers who are facing tougher competition, a sales mix-shift toward lower-priced products, and longer-life tubes that have slowed replacement rates.

   Gross Profit. The Company recorded gross profit of $48 million in the second quarter of fiscal year 1999 and $42 million in the second quarter of fiscal year 1998. As a percentage of sales, gross profit was 32% of sales in both the second quarter of fiscal year 1999 and the second quarter of fiscal year 1998. Gross profit as a percentage of sales of oncology systems amounted to 34% in the second quarter of fiscal year 1999, compared to 32% in the second quarter of fiscal year 1998. The improved gross profit for oncology systems was primarily due to increased sales in North America where margins are higher than elsewhere. In contrast, gross profit as a percentage of sales of x-ray tubes and imaging subsystems was 30% in the second quarter of fiscal year 1999, compared to 33% in the second quarter of fiscal year 1998. The decline in x-ray and imaging subsystems margin was due, in part, to a reduction in price levels to meet competitive pressures, the previously mentioned sales-mix shift and lower margins for imaging subsystems compared to x-ray tubes.

   Research and Development. The Company's research and development expenses were $11 million in both the second quarter of fiscal year 1999 and the second quarter of fiscal year 1998, amounting to 7% and 9% of sales, respectively.

   Marketing. Marketing expenses were $16 million in the second quarter of fiscal year 1999, compared to $14 million in the second quarter of fiscal year 1998, representing 11% of sales in both quarters.

   General and Administrative. The Company's general and administrative expenses of $17 million were 11% of sales in the second quarter of fiscal year 1999, compared to $9 million, or 7% of sales, in the second quarter of fiscal year 1998. The increase over the prior fiscal year's period was due primarily to increased costs for Group Insurance coverage, write offs of certain fixed assets and increased legal and finance costs.

   Reorganization Costs. Second quarter fiscal year 1999 expenses included net non-recurring reorganization charges of $27 million, representing the substantial majority of the non-recurring reorganization charges recorded in the first half of fiscal year 1999, as described below.

   Taxes on Earnings. The Company's effective tax rate was 59% in the second quarter of fiscal year 1999, compared to 27% in the second quarter of fiscal year 1998. The second quarter fiscal year 1999 rate is significantly higher than the second quarter fiscal year 1998 rate principally due to the non-deductibility of certain reorganization costs related to the Distribution.

   Net Loss. The Company's net loss from continuing operations was $10 million in the second quarter of fiscal year 1999, compared to the net earnings of $4 million in the second quarter of fiscal year 1998.

First Half Fiscal Year 1999 Compared to the First Half of Fiscal Year 1998

   Sales. The Company's sales of $254 million in the first half of fiscal year 1999 were 10% higher than its sales of $230 million in the first half of fiscal year 1998. International sales were $138 million, or 54% of sales, in the first half of fiscal year 1999, compared to $127 million, or 55% of sales, in the first half of fiscal year 1998.

   Oncology systems sales increased 18% amounting to $194 million, or 76% of the Company's sales, in the first half of fiscal year 1999, compared to $164 million, or 71% of sales, in the first half of fiscal year 1998. Oncology systems sales in North America, Europe, Asia and the rest of the world amounted to $95 million, $54 million, $32 million and $13 million in the first half of fiscal year 1999, and $84 million, $60 million, $10 million and $10 million in the first half of fiscal year 1998, respectively.

   X-ray tubes and imaging subsystems sales were $60 million, or 24% of the Company's sales, in the first half of fiscal year 1999, compared to $66 million, or 29% of sales, in the first half of fiscal year 1998. Sales of x-ray tubes and imaging subsystems in North America, Europe, Asia and the rest of the world amounted to $21 million, $12 million, $25 million and $2 million in the first half of fiscal year 1999 and $19 million, $17 million, $28 million and $2 million in the first half of fiscal year 1998, respectively. As in the second quarter, the 9% decrease in x-ray tubes and imaging subsystems sales between the first half of fiscal year 1998 and the first half of fiscal year 1999 reflected delays in new product introductions by some customers who are facing tougher competition, a sales mix-shift toward lower-priced products, and longer-life tubes that have slowed replacement rates.

   Gross Profit. The Company recorded gross profit of $ 81 million in the first half of fiscal year 1999 and $75 million in the first half of fiscal year 1998. As a percentage of sales, gross profit was 32% of sales in the first half of fiscal year 1999 compared to 33% in the first half of fiscal year 1998. Gross profit as a percentage of sales of oncology systems remained at 33% for both the first half of fiscal year 1999 and the first half of fiscal year 1998. Gross profit as a percentage of sales of x-ray tubes and imaging subsystems declined from 33% in the first half of fiscal year 1998 to 31% in the first half of fiscal year 1999. The decline in x-ray tubes and imaging subsystems margin was due to a reduction in prices to meet competitive pressures, the previously mentioned sales-mix shift and lower margins for imaging subsystems compared to x-ray tubes.

   Research and Development. The Company's research and development expenses were $21 million in both the first half of fiscal year 1999 and the first half of fiscal year 1998, amounting to 8% and 9% of sales, respectively.

   Marketing. Marketing expenses were $31 million in the first half of fiscal year 1999, compared to $27 million in the first half of fiscal year 1998, representing 12% in both halves.

   General and Administrative. The Company's general and administrative expenses were $26 million, or 10% of sales, in the first half of fiscal year 1999 compared to $25 million, or 11% of sales in the first half of fiscal year 1998.

   Reorganization Costs. First half fiscal year 1999 expenses included net non-recurring reorganization charges of $31 million. Of the $31 million, $27 million was incurred as a result of the Distribution and $4 million was incurred as a result of the Company's restructuring of its x-ray tube and imaging subsystems products by the closing of a manufacturing facility in Arlington Heights, Illinois to consolidate manufacturing at the Company's existing facilities in Salt Lake City, Utah. The $31 million net charge included $34 million for retention bonuses for employee services provided prior to April 2, 1999, employee severance and executive compensation; $19 million for legal, accounting, printing and investment banking fees; a $27 million gain on the sale of the Company's long-term leasehold interest in certain of its Palo Alto facilities, together with the related buildings; $2 million for foreign taxes (excluding income taxes) resulting from the international reorganization of the Company's subsidiaries in connection with the Distribution; and $4 million in other costs associated with the Distribution and restructuring.

   The following table sets forth certain details associated with these net reorganization charges:

                                                 Cash Payments
                                 Reorganization   (Receipts)/     Accrual at
                                     Costs      Other Reductions April 2, 1999
                                 -------------- ---------------- -------------
                                            (Dollars in thousands)
   Retention bonuses,
    severance, and executive
    compensation                    $ 33,567        $ 27,571        $ 5,996
   Legal, accounting, printing
    and investment banking fees       19,283          15,592          3,691
   Gain on sale of real estate       (27,302)        (27,302)            --
   Foreign taxes (excluding
    income taxes)                      1,700           1,006            694
   Other                               3,741           2,855            886
                                    --------        --------        -------
                                    $ 30,989        $ 19,722        $11,267
                                    ========        ========        =======

   It is anticipated that a majority of the remaining accrual will be paid by December 31, 1999.

   Taxes on Earnings. The Company's effective tax rate was 58% in the first half of fiscal year 1999, compared to 27% in the first half of fiscal year 1998. The fiscal year 1999 rate is significantly higher than the fiscal year 1998 rate principally due to the non-deductibility of certain reorganization costs related to the Distribution.

   Net Loss. The Company's net loss from continuing operations was $12 million in the first half of fiscal year 1999, compared to net earnings of $200,000 in the first half of fiscal year 1998.

Liquidity and Capital Resources

   Prior to the Distribution, the Company historically incurred or managed debt at the parent level. Under the terms of the Distribution Agreement, (1) the Company was required to contribute to VSEA such cash and cash equivalents so that VSEA would have $100 million in cash and cash equivalents, net worth (as defined in the Distribution Agreement) of at least $150 million and consolidated debt (as defined in the Distribution Agreement) of no more than $5 million and (2) VI was required to assume 50% of the outstanding indebtedness under the Company's term loans and have transferred to it such portion of the indebtedness under the Company's notes payable and such amount of cash and cash equivalents so that as of the time of the Distribution, the Company and VI would each have net debt (defined in the Distribution Agreement as the amount outstanding under the term loans and the notes payable, less cash and cash equivalents) equal to approximately 50% of the net debt of the Company and VI, subject to such adjustment as was necessary to provide the Company with a net worth of between 40% and 50% of the aggregate net worth of the Company and VI, and subject to further adjustment to reflect VI's approximately 50% share of the estimated proceeds, if any, to be received by the Company after the Distribution from the sale of the Company's long-term leasehold interest at certain of its Palo Alto facilities, together with certain related buildings and other corporate assets and VI's obligation for approximately 50% of any estimated transaction expenses to be paid by the Company after the Distribution (in each case reduced for estimated taxes payable or tax benefits received from all sales and transaction expenses) provided for under the Distribution Agreement. Since the amounts allocated to VI and transferred to VSEA immediately prior to the Distribution were based on estimates, adjustments may be required within the period of up to 180 days following the Distribution. In addition, certain other pre-Distribution transactions may require adjustment 90 days following the Distribution under the provisions of the Distribution Agreement. As a result of these adjustments, the Company may be required to make cash payments to VI or VSEA, or may be entitled to receive cash payments from VI. The amount of such adjustments cannot be estimated.

   The debt retained by the Company amounted to $93.5 million of term loans and notes payable. As of April 2, 1999, interest rates on the Company's outstanding term loans ranged from 6.70% to 7.15% and the weighted average interest rate on these term loans was 6.82%. As of April 2, 1999, the weighted average interest rate on the Company's notes payable was 7.80%. The term loans currently contain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results.

   At April 2, 1999, the Company had $5 million in cash and cash equivalents, compared to $150 million at October 2, 1998. Operating activities used cash of $60 million in the first half of fiscal year 1999, compared to providing cash of $21 million in the first half of fiscal year 1998. Investing activities provided $13 million in the first half of fiscal year 1999; proceeds of $36 million from the sale of the Company's long-term leasehold interests in certain of its Palo Alto facilities and related buildings, was partially offset by $22 million used to purchase property, plant and equipment. In contrast, investing activities in the first half of fiscal year 1998 used $61 million of cash with, $21 million used to purchase property, plant and equipment and $47 million used to acquire businesses, including the purchase of the radiotherapy service business from the General Electric Company. Most significantly, financing activities--primarily driven by the aggregate of $112 million contributed to VI and VSEA immediately prior to the Distribution--used net cash of $99 million in the fist half of fiscal year 1999 compared to $19 million of cash used in the first half of fiscal year 1998.

   The ratio of current assets to current liabilities was 1.45 to 1 at the end of the first half of fiscal year 1999 compared to 1.66 to 1 at fiscal year end 1998. The Company had $85 million available in unused uncommitted lines of credit at the end of the first half of fiscal year 1999, which was subsequently increased by $3.2 million to $88.2 million.

   The Company intends to sell its long-term leasehold interest in certain of its remaining Palo Alto facilities, together with the related building, and other corporate assets, from which it expects to receive additional proceeds of $18 million to $20 million in the aggregate. An estimate of VI's approximately 50% share of this amount was included in the computation of the cash and debt transferred to VI immediately prior to the Distribution, but is subject to adjustment, as described above. The ability to sell the surplus assets or the amounts realized on the sale of those assets may affect the Company's liquidity. In addition, the Company was required to pay the net expenses associated with the Distribution, of which approximately $11 million was accrued but unpaid at the time of the Distribution; VI's responsibility for one-half of any such expenses paid post-Distribution was also reflected in determining the amount of cash and debt allocated to it at the time of the Distribution and is similarly subject to adjustment, as described above.

   The Company expects that its future capital expenditures will continue to approximate 2.5% of sales in each fiscal year. The Company anticipates spending an additional $5 million of capital expenditures related to its Arlington Heights consolidation, to split the jointly owned information technology infrastructure and to relocate its central research facility. The Company also expects to spend up to $4 million in relocating facilities and updating marketing communications materials. Further, in May 1999, the Company agreed to invest up to $5 million over the following twelve months (beginning in the third quarter of fiscal year 1999) in a consortium to participate in the acquisition of a majority interest in an entity that supplies the Company with amorphous silicon thin-film transistor arrays for its imaging products.

   The Company is a party to three related federal actions involving claims by independent service organizations ("ISOs") that the Company's policies and business practices relating to replacement parts violate the antitrust laws (the "ISOs Litigation"). The ISOs purchase replacement parts from the Company and compete with it for the servicing of linear accelerators made by the Company. In response to several threats of litigation regarding the legality of the Company's parts policy, the Company filed a declaratory judgment action in a U. S. District Court in 1996 seeking a determination that its new policies are legal and enforceable and damages against two of the ISOs for misappropriation of the Company's trade secrets, unfair competition, copyright infringement and related claims. Subsequently, four of the defendants filed separate claims in other jurisdictions raising issues allegedly related to those in the declaratory relief action and seeking injunctive relief against the Company and damages against the Company in the amount of $10 million for each plaintiff. The defendants' motion for a preliminary injunction in U. S. District Court in Texas with respect to the Company's policies was defeated. The ISOs defendants amended the complaint to include class action allegations, allege a variety of other anti-competitive business practices and filed a motion for class certification, which is scheduled to be heard by the U. S. District Court in Texas in July 1999.

   Following the Distribution, the Company retained the liabilities related to the medical systems business prior to the Distribution, including the ISOs Litigation. In addition, under the terms of the Distribution Agreement, the Company agreed to manage and defend liabilities related to legal proceedings and environmental matters arising from corporate or discontinued operations of the Company prior to the Distribution. Under the terms of the Distribution Agreement, VI and VSEA are each obligated to indemnify the Company for one-third of these liabilities (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company), including certain environmental-related liabilities described below and to fully indemnify the Company for liabilities arising from the operations of each of them prior to the Distribution. The availability of such indemnities will depend upon the future financial strength of VI and VSEA. No assurance can be given that the relevant company will be in a position to fund such indemnities. It is also possible that a court would disregard this contractual allocation of indebtedness, liabilities and obligations among the parties and require the Company to assume responsibility for obligations allocated to another party, particularly if such other party were to refuse or was unable to pay or perform any of its allocated obligations. In addition, the Distribution Agreement generally provides that if a court prohibits a company from satisfying its indemnification obligations, then such indemnification obligations will be shared equally between the two other companies.

   The Company is also involved in certain other legal proceedings arising in the ordinary course of its business. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on the Company's financial position, results of operations or cash flows.

   The Company's liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that existing cash, cash generated from operations and the Company's borrowing capability will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements for the current fiscal year and fiscal year 2000.

Environmental Matters

   The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites where the Company is alleged to have shipped manufacturing waste for recycling or disposal. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, federal, state and/or local agencies at certain current or former Company facilities (including facilities disposed of in connection with the Company's sale of its Electron Devices business during 1995, and the sale of its Thin Film Systems business during 1997). Under the terms of the Distribution Agreement, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental-related investigation and remediation costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). Expenditures for environmental investigation and remediation amounted to $1.7 million in fiscal year 1998 compared with $0.8 million in fiscal year 1997 and $1.8 million in fiscal year 1996, net of amounts that would have been borne by VI and VSEA.

   For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of April 2, 1999, the Company nonetheless estimated that the Company's future exposure (net of VI and VSEA's indemnification obligations) for environmental-related investigation and remediation costs for these sites ranged in the aggregate from $12.2 million to $28.3 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to approximately 30 years as of April 2, 1999. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $12.2 million in estimated environmental costs as of April 2, 1999. The amount accrued has not been discounted to present value.

   As to other sites and facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of April 2, 1999, the Company estimated that the Company's future exposure (net of VI and VSEA's indemnification obligations) for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $23.2 million to $42.8 million. The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of April 2, 1999. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $29.8 million at April 2, 1999. The Company accordingly accrued $12.9 million, which represents its best estimate of the future costs discounted at 4%, net of inflation. This accrual is in addition to the $12.2 million described in the preceding paragraph.

   The foregoing amounts are only estimates of anticipated future environmental-related costs, and the amounts actually spent may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites and facilities involved. The Company believes that most of these cost ranges will narrow as investigation and remediation activities progress. The Company believes that its reserves are adequate, but as the scope of its obligations becomes more clearly defined, these reserves (and the associated indemnification obligations of VI and VSEA) may be modified and related charges against earnings may be made.

   Although any ultimate liability arising from environmental-related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company's financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental-related events (and assuming VI and VSEA satisfy their indemnification obligations), management believes that the costs of these environmental related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company.

   The Company evaluates its liability for environmental-related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. The Company received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental related expenditures, and the Company therefore has a $3.4 million receivable in Other Assets at April 2, 1999. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although the Company intends to aggressively pursue additional insurance and other recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

Year 2000

   General. The "Year 2000" problem refers to computer programs and other equipment with embedded microprocessors ("non-IT systems") which use only the last two digits to refer to a year, and which, therefore, might not properly recognize a year that begins with "20" instead of the familiar "19." As a result, those computer programs and non-IT systems might be unable to operate or process accurately certain date-sensitive data before or after January 1, 2000. Because the Company relies heavily on computer programs and non-IT systems, and relies on third parties which themselves rely on computer programs and non-IT systems, the Year 2000 problem, if not addressed, could adversely effect the Company's business, results of operations or financial condition.

   State of Readiness. The Company previously initiated a comprehensive assessment of potential Year 2000 problems with respect to (1) the Company's internal systems, (2) the Company's products and (3) significant third parties with which the Company does business. The Company is continuing that assessment for its businesses, and under the terms of the Transition Services Agreement among the Company, VSEA and VI, the Company is also taking certain action and otherwise assisting VSEA and VI with respect to certain Year 2000 implications with internal systems.

   The Company has substantially completed its assessment of potential Year 2000 problems in internal systems, which systems have been categorized as follows, in order of importance: (a) enterprise information systems; (b) enterprise networking and telecommunications; (c) factory-specific information systems; (d) non-IT systems; (e) computers and packaged software; and (f) facilities systems. With respect to enterprise information systems, the Company in 1994 initiated replacement of its existing systems with a single company-wide system supplied by SAP America, Inc., which system is designed and tested by SAP for Year 2000 capability. Installation of that system has been staged to replace first those existing systems that are not Year 2000 capable. Installation of the new SAP system is approximately 35% complete, with 90% completion expected by July 1999 and full completion expected by the end of 1999. Upgrade of enterprise information systems is approximately 35% complete, with 94% completion expected by July 1999 and 100% completion expected by December 1999; upgrade of networking and telecommunications systems is complete; upgrade of factory-specific information systems is approximately 58% complete, with 87% completion expected by December 1999; upgrade of non-IT systems, computers and packaged software and facilities systems is approximately 30% complete, with 85% completion expected by July 1999 and 100% completion expected by December 1999.

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

   With respect to previously-sold products, the Company does not intend to assess Year 2000 preparedness of every product it has ever sold, but rather is focusing its assessments on products that are subject to regulatory requirements with respect to Year 2000, including FDA requirements for medical devices. The Company is also focusing its assessments on products that will be under written warranties or are still relatively early in their useful life, are more likely to be dependent on non-IT systems that are not Year 2000 capable and cannot be easily upgraded with readily available externally-utilized computers and packaged software and/or could pose a safety hazard. These assessments are expected to be substantially completed by January 1999. Where the Company identifies previously-sold products that are not Year 2000 capable, the Company intends in some cases to develop and offer to sell upgrades or retrofits, identify corrective measures which the customer could itself undertake or identify for the customer other suppliers of upgrades or retrofits. There may be instances where the Company will be required to repair and/or upgrade such products at its own expense. Schedules for completing those corrective actions vary considerably among the Company's businesses and products, but are generally expected to be substantially completed by July 1999.

   The Company is still assessing the potential Year 2000 problems of third parties with which the Company has material relationships, which are primarily suppliers of products or services. These assessments will identify and prioritize critical suppliers, review those suppliers' written assurances on their own assessments and correction of Year 2000 problems, and develop appropriate contingency plans for those suppliers which might not be adequately prepared for Year 2000 problems. These assessments are expected to be substantially completed by July 1999.

   Costs. As of April 2, 1999, the Company estimates that it had incurred approximately $970,000 to assess and correct Year 2000 problems. Although difficult to assess, based on its assessments to date the Company estimates that it will incur approximately $2,530,000 in additional costs to assess and correct Year 2000 problems, which costs are expected to be incurred throughout fiscal year 1999 and the first half of fiscal year 2000. All of these costs have been and will continue to be expensed as incurred.

   This estimate of future costs has not been reduced by expected recoveries from certain third parties, which are subject to indemnity, reimbursement or warranty obligations for Year 2000 problems. In addition, the Company expects that certain costs may be offset by revenues generated by the sale of upgrades and retrofits and other customer support services relating to Year 2000 problems. However, there can be no assurance that the Company's actual costs to assess and correct Year 2000 problems will not be higher than the foregoing estimate.

   Risks. Failure by the Company and its key suppliers to accurately assess and correct Year 2000 problems, would likely result in interruption of certain of the Company's normal business operations, which could have a material adverse effect on the Company's business, results of operations or financial condition. If the Company does not adequately identify and correct Year 2000 problems in its information systems, it could experience an interruption in its operations, including manufacturing, order processing, receivables collection and accounting, such that there would be delays in product shipments, lost data and a consequential impact on revenues, expenditures and financial reporting. If the Company does not adequately identity and correct Year 2000 problems in its non-IT systems, it could experience an interruption in its manufacturing and related operations, such that there would be delays in product shipments and a consequential impact on revenues. If the Company does not adequately identify and correct Year 2000 problems in previously-sold products, it could experience warranty or product liability claims by users of products which do not function correctly. If the Company does not adequately identify and correct Year 2000 problems of the significant third parties with which it does business, it could experience an interruption in the supply of key components or services from those parties, such that there would be delays in product shipments or services and a consequential impact on revenues.

   Management believes that appropriate corrective actions have been or will be accomplished within the cost and time estimates stated above. Although the Company does not expect to be 100% Year 2000 compliant by the end of 1999, the Company does not currently believe that any Year 2000 non-compliance in the Company's information systems would have a material adverse effect on the Company's business, results of operations or financial condition. However, given the inherent complexity of the Year 2000 problem, there can be no assurance that actual costs will not be higher than currently anticipated or that corrective actions will not take longer than currently anticipated to complete. Risk factors which might result in higher costs or delays include the ability to identify and correct in a timely fashion Year 2000 problems; regulatory or legal obligations to correct Year 2000 problems in previously-sold products; possible liability for personal injury if a safety hazard relating to Year 2000 is not identified and corrected; ability to retain and hire qualified personnel to perform assessments and corrective actions; the willingness and ability of critical suppliers to assess and correct their own Year 2000 problems, including in products they supply to the Company; and the additional complexity which will likely be caused by undertaking during fiscal year 1999and fiscal year 2000 the separation of currently shared enterprise information systems as a result of the Distribution.

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

   Contingency Plans. With respect to the Company's enterprise information systems, the Company has a contingency plan if the SAP system is not fully installed by December 31,1999. That plan primarily involves installation where necessary of a Year 2000 capable upgrade of existing information systems pending complete installation of the SAP system. That upgrade is currently in acceptance testing and, if functional, will be held for contingency purposes. With respect to products and significant third parties, the Company intends, as part of its on-going assessment of potential Year 2000 problems, to develop contingency plans for the more critical problems that might not be corrected before December 31, 1999. It is currently anticipated that the focus of these contingency plans will be the possible interruption of the supply of key components or services from third parties.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange

   As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposures have related to non-U.S. dollar denominated sales and purchases throughout Europe, Asia and Australia. The Euro was adopted as a common currency for members of the European Monetary Union on January 1, 1999. The Company is evaluating, among other issues, the impact of the Euro conversion on its foreign currency exposure. Based on its evaluation to date, the Company does not expect the Euro conversion to create any change in its currency exposure due to the Company's existing hedging practices.

   At the present time, the Company hedges those currency exposures associated with certain assets and liabilities denominated in non-functional currencies and with anticipated foreign currency cash flows. The Company does not enter into forward exchange contracts for trading purposes. The hedging activity undertaken by the Company is intended to offset the impact of currency fluctuations on certain anticipated foreign currency cash flows and certain non-functional currency assets and liabilities. The success of this activity depends upon estimation of balance sheets denominated in various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses.

   The Company's forward exchange contracts generally range from one to three months in original maturity, and no forward exchange contract has an original maturity greater than one year. Forward exchange contracts outstanding as of April 2, 1999 are summarized as follows:

                     April 2, 1999
                   ------------------
                   Notional Notional
                    Value     Value
                     Sold   Purchased
                   -------- ---------
                      (Dollars In
                       thousands)
Belgian franc      $ 3,074   $  --
British pound        6,843      --
Canadian dollar      5,992      --
French franc         4,595      --
German mark          2,115      --
Italian lira         2,716      --
Japanese yen         1,752      --
Portuguese escudo    1,139      --
Spanish peseta       3,357      753
Swedish kronor       1,929    1,415
Euro                19,097      --
                   -------   ------
Totals             $52,609   $2,168
                   =======   ======

   The fair value of forward exchange contracts generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of open contracts. The notional amounts of forward exchange contracts are not a measure of the Company's exposure.

Interest Rate Risk

   The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio, notes payable and long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio, and the Company's investment portfolio only includes highly liquid instruments with an original maturity to the Company of three months or less. The Company primarily enters into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions.

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

                        Six months
                          ending                   Fiscal year
                        October 1,  -----------------------------------------
                           1999     2000 2001 2002 2003 2004 Thereafter Total
                        ----------  ---- ---- ---- ---- ---- ---------- -----
                                       (Dollars in millions)
Assets
  Cash and cash
   equivalents            $ 5.0(1)   --   --   --   --   --      --     $ 5.0
Liabilities
  Notes payable           $35.0      --   --   --   --   --      --     $35.0
  Average interest rate     7.8%     --   --   --   --   --      --       7.8%
  Long-term debt            --       --   --   --   --   --    $58.5    $58.5
  Average interest rate     --       --   --   --   --   --      6.8%     6.8%

--------
(1) Cash and cash equivalents at April 2, 1999 primarily consist of non-interest bearing accounts.

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

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings.

   Set forth below is information on the current status of previously reported legal proceedings.

   The Company is a party to three related federal actions involving claims by independent service organizations ("ISOs") that the Company's policies and business practices relating to replacement parts violate the antitrust laws (the "ISOs Litigation"). The ISOs purchase replacement parts from the Company and compete with it for the servicing of linear accelerators made by the Company. In response to several threats of litigation regarding the legality of the Company's parts policy, the Company filed a declaratory judgment action in a U. S. District Court in 1996 seeking a determination that its new policies are legal and enforceable and damages against two of the ISOs for misappropriation of the Company's trade secrets, unfair competition, copyright infringement and related claims. Subsequently, four of the defendants filed separate claims in other jurisdictions raising issues allegedly related to those in the declaratory relief action and seeking injunctive relief against the Company and damages against the Company in the amount of $10 million for each plaintiff. The defendants' motion for a preliminary injunction in U. S. District Court in Texas with respect to the Company's policies was defeated. The ISOs defendants amended the complaint to include class action allegations, allege a variety of other anti-competitive business practices and filed a motion for class certification, which is scheduled to be heard by the U. S. District Court in Texas in July 1999.

   Following the Distribution, the Company retained the liabilities related to the medical systems business prior to the Distribution, including the ISOs Litigation. In addition, under the terms of the Distribution Agreement, the Company agreed to manage and defend liabilities related to legal proceedings and environmental matters arising from corporate or discontinued operations of the Company prior to the Distribution. Under the terms of the Distribution Agreement, VI and VSEA are each obligated to indemnify the Company for one-third of these liabilities (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company), including certain environmental-related liabilities described below, and to fully indemnify the Company for liabilities arising from the operations of the business transferred to each prior to the Distribution. The availability of such indemnities will depend upon the future financial strength of VI and VSEA. No assurance can be given that the relevant company will be in a position to fund such indemnities. It is also possible that a court would disregard this contractual allocation of indebtedness, liabilities and obligations among the parties and require the Company to assume responsibility for obligations allocated to another party, particularly if such other party were to refuse or was unable to pay or perform any of its allocated obligations. In addition, the Distribution Agreement generally provides that if a court prohibits a company from satisfying its indemnification obligations, then such indemnification obligations will be shared equally between the two other companies.

   The Company is also involved in certain other legal proceedings arising in the ordinary course of its business. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on the Company's financial position, results of operations or cash flows.

   The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites where the Company is alleged to have shipped manufacturing waste for recycling or disposal. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, federal, state and/or local agencies at certain current or former Company facilities (including facilities disposed of in connection with the Company's sale of its Electron Devices business during 1995, and the sale of its Thin Film Systems business during 1997). Under the terms of the Distribution Agreement, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental-related investigation and remediation costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). Expenditures for environmental investigation and remediation amounted to $1.7 million in fiscal year 1998 compared with $0.8 million in fiscal year 1997 and $1.8 million in fiscal year 1996, net of amounts that would have been borne by VI and VSEA.

   For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of April 2, 1999, the Company nonetheless estimated that the Company's future exposure (net of VI and VSEA's indemnification obligations) for environmental-related investigation and remediation costs for these sites ranged in the aggregate from $12.2 million to $28.3 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to approximately 30 years as of April 2, 1999. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $12.2 million in estimated environmental costs as of April 2, 1999. The amount accrued has not been discounted to present value.

   As to other sites and facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of April 2, 1999, the Company estimated that the Company's future exposure (net of VI and VSEA's indemnification obligations) for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $23.2 million to $42.8 million. The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of April 2, 1999. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $29.8 million at April 2, 1999. The Company accordingly accrued $12.9 million, which represents its best estimate of the future costs discounted at 4%, net of inflation. This accrual is in addition to the $12.2 million described in the preceding paragraph.

   The foregoing amounts are only estimates of anticipated future environmental-related costs, and the amounts actually spent may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites and facilities involved. The Company believes that most of these cost ranges will narrow as investigation and remediation activities progress. The Company believes that its reserves are adequate, but as the scope of its obligations becomes more clearly defined, these reserves (and the associated indemnification obligations of VI and VSEA) may be modified and related charges against earnings may be made.

   Although any ultimate liability arising from environmental-related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company's financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental-related events (and assuming VI and VSEA satisfy their indemnification obligations), management believes that the costs of these environmental related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company.

   The Company evaluates its liability for environmental-related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. The Company received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental-related expenditures, and the Company therefore has a $3.4 million receivable in Other Assets at April 2, 1999. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although the

Company intends to aggressively pursue additional insurance and other recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

Item 4. Submission of Matters to a Vote of Security Holders.

   At the Company's Combined Annual and Special Meeting of Stockholders held on February 18, 1999 (the "Stockholders' Meeting") the stockholders of the Company considered and voted on the following ten proposals:

     PROPOSAL ONE: Approval of: (i) the internal mergers and stock and asset transfers intended to allocate the assets and liabilities relating to (a) the Instruments Business to Varian, Inc., (b) the Semiconductor Equipment Business to Varian Semiconductor Equipment Associates, Inc. ("VSEA"), and
  (c) the Health Care Systems Business to the Company; (ii) a special dividend, consisting of the distribution to the holders of the Company's outstanding shares of common stock, all the outstanding shares of common stock of Varian, Inc. and of VSEA, on the basis described in the Registrant's Definitive Proxy Statement; and (iii) the Distribution Agreement, dated as of January 14, 1999, among the Company, Varian, Inc. and VSEA;

     PROPOSAL TWO: Approval of an amendment to the Certificate of Incorporation of the Company to change the name of the Company to Varian Medical Systems, Inc. after the Distribution;

     PROPOSAL THREE: Approval of an amendment to the Certificate of Incorporation of the Company to provide that the specific number of directors comprising the Company's Board of Directors be fixed by resolution of the Board of Directors;

     PROPOSAL FOUR: Approval of an amendment to the Certificate of Incorporation of the Company to (i) provide that directors may only be removed for cause upon the affirmative vote of at least a majority of the outstanding shares of the Company's Common Stock entitled to vote for such directors; (ii) provide that vacancies in the Board of Directors and newly created directorships on the Board may be filled only by the affirmative vote of a majority of the remaining directors; (iii) eliminate action by written consent of stockholders; (iv) remove cumulative voting for directors and (v) require the vote of stockholders holding at least 66 2/3% of the outstanding shares of the Company Common Stock to amend, alter or repeal the By-Laws and certain provisions of the Company's Certificate of Incorporation, including the provisions described in the foregoing clauses
  (i) through (iii) and this clause (v);

     PROPOSAL FIVE: Approval of the adoption by Varian, Inc. of the Varian, Inc. Omnibus Stock Plan;

     PROPOSAL SIX: Approval of the adoption by Varian, Inc. of the Varian, Inc. Management Incentive Plan;

     PROPOSAL SEVEN: Approval of the adoption by VSEA of the VSEA Omnibus Stock Plan;

     PROPOSAL EIGHT: Approval of the adoption by VSEA of the VSEA Management Incentive Plan;

     PROPOSAL NINE: Approval of the amendment and restatement by the Company of the Company Omnibus Stock Plan; and

     PROPOSAL TEN: Approval of the amendment and restatement by the Company of the Company Management Incentive Plan.

   The voting on each proposal was as follows:

                                                      Broker
   Proposal   Votes For  Votes Against Abstentions Non-votes(1)  Outcome
   --------   ---------- ------------- ----------- ------------ ----------
    One       23,175,014     221,008       93,444   3,571,002   Passed
    Two       23,272,678     152,454       64,334   3,571,002   Passed
    Three     15,097,059   8,203,048      189,359   3,571,002   Passed
    Four      12,423,027   9,597,693    1,468,746   3,571,002   Not Passed
    Five      18,858,138   4,522,019      109,309   3,571,002   Passed
    Six       23,038,042     344,444      106,980   3,571,002   Passed
    Seven     14,615,718   8,768,570      105,178   3,571,002   Passed
    Eight     21,253,274   2,129,454      106,738   3,571,002   Passed
    Nine      17,031,815   6,363,412       94,239   3,571,002   Passed
    Ten       21,631,014   1,766,333       92,119   3,571,002   Passed

--------
(1) Under the rules of the New York Stock Exchange, brokers were not allowed to vote on proposals one through ten without specific instructions from the beneficial owner of the Company's Common Stock.

   At the Stockholders' Meeting, the stockholders also voted on the election of five directors to the Company's Board of Directors for three-year terms. The voting on each such nominee for director was as follows:

                                                                      Broker
          Director                            Votes For  Withheld  Non-votes(2)
          --------                            ---------- --------- ------------
     Angus A. McNaughton..................... 25,494,757 1,565,711     N/A
     John G. McDonald........................ 25,495,457 1,565,011     N/A
     Wayne R. Moon........................... 25,495,581 1,564,887     N/A
     Burton Richter.......................... 25,494,581 1,565,887     N/A
     Elizabeth E. Tallett.................... 25,492,853 1,567,615     N/A

--------
(2) Pursuant to the rules of the New York Stock Exchange, this election of directors constituted a routine matter. Therefore, brokers were permitted to vote without receipt of instructions from clients.

Item 5. Other Information.

   In connection with the Distribution, the Company has amended its By-Laws, effective as of April 3, 1999. Pursuant to such amended By-Laws, and in accordance with SEC Rule 14a-5(e), (1) stockholder proposals submitted pursuant to the requirements of SEC Rule 14a-8 must be received by the Company's Secretary not later than September 17, 1999 at the Company's address set forth on the cover page of this Form 10-Q and must otherwise meet the requirements of SEC Rule 14a-8, and (2) stockholder proposals submitted outside the processes of SEC Rule 14a-8 must be received by the Company's Secretary not later than November 16, 1999 and not earlier than October 17, 1999 at the Company's address set forth on the cover page of this Form 10-Q and must otherwise meet the requirements set forth in the Company's By-Laws. In addition, in accordance with SEC Rule 14a-4(c)(1), stockholder proxies obtained by the Board of Directors of the Company in connection with the Company's 2000 Annual Meeting of Stockholders will confer on the proxy holders discretionary authority to vote on any matters presented at the meeting, unless notice of the matter is provided to the Company's Secretary not later than December 1, 1999 at the Company's address set forth on the cover page of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits required to be filed by Item 601 of Regulation S-K:

   Exhibit
     No.                              Description
   -------                            -----------
    3-A.1  Registrant's Restated Certificate of Incorporation, as amended.

    3-A.2  Certificate of Designation and Terms of Participating Preferred
           Stock.

    3-B    Registrant's By-Laws, as amended.

    4.1    Specimen Common Stock Certificate.

   10.1    Registrant's Omnibus Stock Plan.

   10.2    Registrant's Management Incentive Plan.

   10.3    Registrant's form of Indemnity Agreement with Directors and
           Executive Officers.

   10.4    Registrant's form of Change in Control Agreement with certain
           Executive Officers other than the Chief Executive Officer and the Chief Financial Officer.

   10.5    Registrant's Change in Control Agreement with the Chief Executive
           Officer.

   10.6    Registrant's Change in Control Agreement with the Chief Financial
           Officer.

   10.7 Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 2, 1999, between Registrant and Prudential
           Insurance Company of America (certain exhibits and schedules omitted).

   15      Letter Regarding Unaudited Interim Financial Information.

   27.1    Financial Data Schedule for the six months ended April 2, 1999.

   27.2    Financial Data Schedule for the six months ended April 2, 1998.

   (b) Reports on Form 8-K filed during the quarter ended April 2, 1999:

     Reports on Form 8-K were filed on January 21, 1999 regarding execution of the Distribution Agreement and on March 8, 1999, attaching the Registrant's Information Statement.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VARIAN MEDICAL SYSTEMS, INC.
                                           (Registrant)

                                                  /s/ Elisha W. Finney
                                          By __________________________________
                                                     Elisha W. Finney
                                                Vice President, Finance and
                                                  Chief Financial Officer
                                               (Duly authorized officer and
                                               Principal Financial Officer)

Dated: May 17, 1999

                               INDEX TO EXHIBITS

   Exhibit
     No.                              Description
   -------                            -----------
    3-A.1  Registrant's Restated Certificate of Incorporation, as amended.

    3-A.2  Certificate of Designation and Terms of Participating Preferred
           Stock.

    3-B    Registrant's By-Laws, as amended.

    4.1    Specimen Common Stock Certificate.

   10.1    Registrant's Omnibus Stock Plan.

   10.2    Registrant's Management Incentive Plan.

   10.3    Registrant's form of Indemnity Agreement with Directors and
           Executive Officers.

   10.4    Registrant's form of Change in Control Agreement with certain
           Executive Officers other than the Chief Executive Officer and the Chief Financial Officer.

   10.5    Registrant's Change in Control Agreement with the Chief Executive
           Officer.

   10.6    Registrant's Change in Control Agreement with the Chief Financial
           Officer.

   10.7 Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 2, 1999, between Registrant and Prudential
           Insurance Company of America (certain exhibits and schedules omitted).

   15      Letter Regarding Unaudited Interim Financial Information.

   27.1    Financial Data Schedule for the six months ended April 2, 1999.

   27.2    Financial Data Schedule for the six months ended April 2, 1998.