Form 10-Q
period 1999-07-02
VARIAN MEDICAL SYSTEMS INC
filed 1999-08-16
CIK 203527

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               _________________
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 2, 1999

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                         Commission File Number 1-7598



                         VARIAN MEDICAL SYSTEMS, INC.

            (Exact name of Registrant as Specified in its Charter)

                  Delaware                                      94-2359345
(State or Other Jurisdiction of Incorporation                 (IRS Employer
               or Organization)                           Identification Number)

 3100 Hansen Way, Palo Alto, California                         94304-1030
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

Yes [X].  No [  ].

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,534,217 shares of Common Stock, par value $1 per share, outstanding as of August 11, 1999.

                               TABLE OF CONTENTS




Part I.  Financial Information                                             3
Item 1.  Financial Statements (unaudited)                                  3
         Consolidated Statements of Earnings                               3
         Consolidated Balance Sheets                                       4
         Condensed Consolidated Statements of Cash Flows                   5
         Notes to the Consolidated Financial Statements                    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation                                         17
Item 3.  Quantitative and Qualitative Disclosure about Market Risk        27

Part II. Other Information                                                30
Item 6.  Exhibits and Reports on Form 8-K                                 30


                          FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. These forward-looking statements are subject to risks and uncertainties that could cause the actual results of Varian Medical Systems, Inc. (the "Company") to differ materially from management's current expectations. These risks and uncertainties include, without limitation, product demand and market acceptance risks; the effect of general economic conditions and foreign currency fluctuations; the impact of competitive products and pricing; new product development and commercialization; reliance on sole source suppliers; the Company's ability to attract and retain key employees; the Company's ability to collect amounts owed in a timely manner; the Company's ability to increase operating margins on higher sales; the impact of managed care initiatives in the U.S. on capital expenditures and resulting pricing pressures on medical equipment; successful implementation by the Company and certain third parties of corrective actions to address the impact of the Year 2000; successful consolidation of the Company's x-ray tube manufacturing operations; the Company's ability to operate as a smaller and less diversified business entity; the Company's ability to sell surplus assets in connection with the recently completed reorganization; the Company's ability to realize anticipated cost savings from the reorganization; the Company's potential responsibility for liabilities arising out of or relating to the reorganization; the Company's potential responsibility for liabilities arising out of or relating to the reorganization which were not expressly assumed by the Company; the possibility that indemnification for certain liabilities arising out of or relating to the reorganization will not be available to the Company due to the indemnifying party's insolvency or legal prohibition; increased debt leverage resulting from the reorganization impacting the Company's ability to obtain future financing for working capital, capital expenditures, product development, acquisitions and general corporate purposes; the effect of increased debt leverage on cash flow, vulnerability to economic downturns and flexibility in responding to changing business and economic conditions; possible exposure to fraudulent conveyance allegations arising out of the reorganization; possible exposure to additional tax obligations in connection with the reorganization; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company assumes and undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                                     PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                 VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                        Third Quarter Ended                    Nine Months Ended
--------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands                                 July 2,             July 3,           July 2,            July 3,
 except per share amounts)                             1999                1998              1999               1998
--------------------------------------------------------------------------------------------------------------------------
SALES                                              $     144,511       $    131,503      $    398,777      $      361,980
                                                   -------------       ------------      ------------      --------------
Operating Costs and Expenses
  Cost of sales                                           95,250             86,099           268,260             241,397
  Research and development                                 9,271              8,000            29,800              29,476
  Marketing                                               13,981             11,803            44,790              38,343
  General and administrative                               9,192             12,949            35,073              38,241
  Reorganization                                             370             -                 31,359             -
                                                   -------------       ------------      ------------      --------------
  Total Operating Costs and Expenses                     128,064            118,851           409,282             347,457
                                                   -------------       ------------      ------------      --------------
OPERATING EARNINGS                                        16,447             12,652           (10,505)             14,523
  Interest expense, net                                    1,436                622             3,877               2,227
                                                   -------------       ------------      ------------      --------------

Earnings (Loss) from Continuing
  Operations Before Taxes                                 15,011             12,030           (14,382)             12,296
  Taxes on earnings (loss)                                 8,460              3,275            (8,700)              3,345
                                                   -------------       ------------      ------------      --------------

Earnings (Loss) from Continuing
  Operations                                               6,551              8,755            (5,682)              8,951
Earnings (Loss) from Discontinued
  Operations - Net of Taxes                               -                   9,723           (31,130)             52,238
                                                   -------------       ------------      ------------      --------------
Net Earnings (Loss)                               $        6,551      $      18,478     $     (36,812)    $        61,189
                                                   -------------       ------------      ------------      --------------
Average Shares Outstanding - Basic                        30,425             29,825            30,122              29,965
                                                   =============       ============      ============      ==============
Average Shares Outstanding - Diluted                      30,567             30,294            30,122              30,610
                                                   =============       ============      ============      ==============

Net Earnings (Loss) Per Share - Basic
      Continuing Operations                       $         0.22      $        0.29     $       (0.19)    $          0.30
      Discontinued Operations                             -                    0.33             (1.03)               1.74
                                                   -------------       ------------      ------------      --------------
      Net Earnings (Loss) Per Share - Basic       $         0.22      $        0.62     $       (1.22)    $          2.04
                                                   =============       ============      ============      ==============
Net Earnings (Loss) Per Share - Diluted
      Continuing Operations                       $         0.21       $       0.29      $      (0.19)     $         0.29
      Discontinued Operations                            -                     0.32             (1.03)               1.71
                                                   -------------       ------------      ------------      --------------
      Net Earnings (Loss) Per Share - Diluted     $         0.21      $        0.61      $      (1.22)    $          2.00
                                                   =============       ============      ============      ==============

------------------------------------------------------------------------------------------------------------------------------------

Dividends Declared Per Share                      $       -           $        0.10     $        0.10     $          0.29

Order Backlog                                                                           $     400,785     $       357,717
------------------------------------------------------------------------------------------------------------------------------------



See accompanying notes to the consolidated financial statements

             VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                                                July 2,              October 2,
(Dollars in thousands except par values)                                         1999                   1998
------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                                                $        26,203       $        149,667
                                                                             --------------        ---------------
  Accounts receivable                                                              182,162                392,596
                                                                             --------------        ---------------
  Inventories
    Raw materials and parts                                                         56,508                132,341
    Work in process                                                                 17,530                 43,189
    Finished goods                                                                  18,874                 28,934
                                                                             --------------        ---------------
     Total inventories                                                              92,912                204,464
                                                                             --------------        ---------------
  Other current assets                                                              59,602                 93,054
                                                                             --------------        ---------------
   Net assets held for sale                                                         11,043                      -
                                                                             --------------        ---------------
    Total Current Assets                                                           371,922                839,781
                                                                             --------------        ---------------

Property, Plant, and Equipment                                                     192,497                509,089
  Accumulated depreciation and amortization                                       (118,380)              (294,867)
                                                                             --------------        ---------------
    Net Property, Plant, and Equipment                                              74,117                214,222
                                                                             --------------        ---------------

Other Assets                                                                        75,221                164,292
                                                                             --------------        ---------------
    TOTAL ASSETS                                                           $       521,260       $      1,218,295
                                                                             ==============        ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable                                                            $        50,862       $         46,842
  Accounts payable - trade                                                          33,355                 76,166
  Accrued expenses                                                                 108,854                282,647
  Product warranty                                                                  15,609                 44,153
  Advance payments from customers                                                   59,896                 55,081
                                                                             --------------        ---------------
    Total Current Liabilities                                                      268,576                504,889
Long-Term Accrued Expenses                                                          27,936                 44,771
Long-Term Debt                                                                      58,500                111,090
                                                                             --------------        ---------------
    Total Liabilities                                                              355,012                660,750
                                                                             --------------        ---------------

Stockholders' Equity
  Preferred stock
    Authorized 1,000,000 shares, par value $1, issued none                               -                      -
  Common stock
    Authorized 99,000,000 shares, par value $1, issued and outstanding
    30,432,000 shares at July 2, 1999 and 29,743,000 shares at
    October 2, 1998                                                                 30,432                 29,743
  Retained earnings                                                                135,816                527,802
                                                                             --------------        ---------------
    Total Stockholders' Equity                                                     166,248                557,545
                                                                             --------------        ---------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $       521,260       $      1,218,295
                                                                             ==============        ===============


See accompanying notes to the consolidated financial statements

                 VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            For the Nine Months Ended
------------------------------------------------------------------------------------------------------------
                                                                           July 2,            July 3,
(Dollars in thousands)                                                       1999               1998
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
               Net Cash (Used)/Provided by Operating Activities          $   (47,099)       $    65,525
                                                                          -----------        -----------

INVESTING ACTIVITIES
      Proceeds from the sale of property, plant, and equipment                36,701              2,124
      Purchase of property, plant, and equipment                             (28,808)           (31,821)
      Purchase of businesses, net of cash acquired                            (5,774)           (50,548)
      Other, net                                                                 618              6,582
                                                                          -----------        -----------
               Net Cash Provided/(Used) by Investing Activities                2,737            (73,663)
                                                                          -----------        -----------

FINANCING ACTIVITIES
      Net borrowings on short-term obligations                                26,528             17,379
      Proceeds from long-term borrowings                                       -                 38,000
      Proceeds from common stock issued to employees                          18,047             16,516
      Purchase of common stock                                                 -                (48,789)
      Cash distributed in spin-off of businesses                            (111,550)             -
      Other, net                                                             (15,766)            (8,780)
                                                                          -----------        -----------
               Net Cash (Used)/Provided by Financing Activities              (82,741)            14,326
                                                                          -----------        -----------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                       3,639              2,661
                                                                          -----------        -----------
               Net (Decrease)/Increase in Cash and Cash Equivalents         (123,464)             8,849

               Cash and Cash Equivalents at Beginning of Period              149,667            142,298
                                                                          -----------        -----------
               Cash and Cash Equivalents at End of Period                $    26,203        $   151,147
                                                                          ===========        ===========


See accompanying notes to the consolidated financial statements.

                VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1: The consolidated financial statements include the accounts of Varian Medical Systems, Inc. (the "Company" or "VMS") and its subsidiaries and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 2, 1998 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Form 10-K annual report. In the opinion of management, the interim consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the third quarter and nine months ended July 2, 1999 are not necessarily indicative of the results to be expected for a full year or for any other periods.

NOTE 2: On April 2, 1999, Varian Associates, Inc. reorganized into three separate publicly traded companies by spinning off, through a tax-free distribution, two of its businesses to stockholders' (the "Distribution"). The Distribution resulted in the following three companies: 1) the Company (renamed from Varian Associates, Inc. to Varian Medical Systems, Inc. following the Distribution); 2) Varian, Inc. ("VI"); and 3) Varian Semiconductor Equipment Associates, Inc. ("VSEA"). On February 19, 1999, following receipt of a private letter ruling from the Internal Revenue Service to the effect that the Distribution would be tax-free to the Company and its stockholders and following the approval of the plan for the Distribution by the Company's stockholders, the Company's Board of Directors declared a stock dividend to stockholders of record on March 24, 1999, consisting of one share of VI common stock and one share of VSEA common stock for each share of Company common stock held on April 2, 1999. The Distribution resulted in a non-cash dividend to stockholders that has reduced the Company's stockholders' equity by approximately $370 million.

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

        Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Company has reclassified its consolidated financial statements to reflect the dispositions of VI and VSEA. The net operating results of VI and VSEA have been reported, net of applicable income taxes, as "Earnings (Loss) from Discontinued Operations."

        The loss on the disposition was $5.4 million (net of income taxes of $2.9 million) and related to employee relocation, severance, retention, and other payroll costs directly associated with the disposal of VI and VSEA.

        Summarized information for discontinued operations, excluding the above loss on disposal, is as follows (dollars in millions):



                                        Three Months Ended                Six Months Ended
                                -----------------------------   -------------------------------
                                July 2, 1999    July 3, 1998    July 2, 1999       July 3, 1998
                                ------------    ------------    ------------       ------------
                                        (unaudited)                       (unaudited)
Revenue                                $0          $208.3           $375.7           $695.5
                                   ======          ======           ======           ======
Earnings (Loss) before
 Taxes                                 $0          $ 16.2           $(39.5)          $ 81.1
                                   ======          ======           ======           ======
Net Earnings (Loss)                    $0          $  9.7           $(25.7)          $ 52.2
                                   ======          ======           ======           ======


NOTE 3: The results for the nine months ended July 2, 1999 include net non-recurring reorganization charges of $31.4 million. Of the $31.4 million, $27.7 million was incurred as a result of the Distribution and $3.7 million was incurred as a result of the Company's restructuring of its x-ray tube and imaging subsystems products by the closing of a manufacturing facility in Arlington Heights, Illinois to consolidate manufacturing at the Company's existing facility in Salt Lake City, Utah. The $31.4 million net charge includes $33.4 million for retention bonuses for employee services provided prior to April 2, 1999, employee severance and executive compensation; $19.3 million for legal, accounting, printing and investment banking fees; $1.7 million for foreign taxes (excluding income taxes) resulting from the international reorganization of the Company's subsidiaries in connection with the Distribution; and $4.3 million in other costs associated with the Distribution and restructuring; partially offset by a $27.3 million gain on the sale of the Company's long-term leasehold interest in certain of its Palo Alto facilities, together with the related buildings.

   The following table sets forth certain details associated with these net reorganization charges (in thousands of dollars):

                                     Reorganization                                                     Additional
                                          Costs          Cash Payments                                   Charges/
                                          as of            (Receipts)/        Accrual at       Cash     Reclassifi-    Accrual at
                                     April 2, 1999      Other Reductions     April 2, 1999   Payments     cations     July 2, 1999
                                     --------------     ----------------     -------------   --------   -----------   ------------
Retention bonuses, severance,
  and executive compensation         $       33,567     $         27,571     $       5,996   $  1,399   $      (203)  $      4,394

Legal, accounting, printing
  and investment fees                        19,283               15,592             3,691      2,476             -          1,215

Gain on sale of real estate                 (27,302)             (27,302)                -          -             -              -

Foreign taxes (excluding
  income taxes)                               1,700                1,006               694         18             -            676

Other                                         3,741                2,855               886      1,064           573            395
                                     --------------     ----------------     -------------   --------   -----------   ------------
                                     $       30,989     $         19,722     $      11,267   $  4,957   $       370   $      6,680
                                     ==============     ================     =============   ========   ===========   ============


NOTE 4: Inventories are valued at the lower of cost or market (realizable value) using the last-in, first-out (LIFO) cost for the U.S. inventories of the Company except for x-ray tube products. All other inventories are valued principally at average cost. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $14.3 million at July 2, 1999 and $44.7 million at October 2, 1998.


NOTE 5: The Company enters into forward exchange contracts to mitigate the effects of operational (sales orders and purchase commitments) and balance sheet exposures to fluctuations in foreign currency exchange rates. When the Company's foreign exchange contracts hedge operational exposure, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenues and expenses are recognized. All forward exchange contracts hedging operational exposure are designated and highly effective as hedges. The critical terms of all forward exchange contracts hedging operational exposure and of the forecasted transactions being hedged are substantially identical. Accordingly, the Company expects that changes in the fair value or cash flows of the hedging instruments and the hedged transactions (for the risk being hedged) will completely offset at the hedge's inception and on an ongoing basis. When foreign exchange conctracts hedge balance sheet exposure, such effects are recognized in income when the exchange rate changes in accordance with the requirements for other foreign currency transactions. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these instruments do not subject the Company to risk that would otherwise result from changes in currency exchange rates. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments also are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Any deferred gains or losses are included in Accrued Expenses in the balance sheet. If a hedging instrument is sold or terminated prior to maturity, gains and losses continue to be deferred until the hedged item is recognized in income. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. The Company's forward exchange contracts generally range from one to three months in original maturity, and no forward exchange contract has an original maturity greater than one year. Forward exchange contracts outstanding as of July 2, 1999 are summarized as follows:



                                     July 2, 1999
                             -----------------------------
                             Notional Value Notional Value
                               Sold           Purchased
                             ---------      --------------
                                (Dollars in thousands)
Australian dollar               $  369            --
British pound                    5,697            --
Canadian dollar                  2,362         $1,408
Danish krone                       624            --
German mark                      1,660            --
Japanese yen                     1,752          1,757
Swedish kronor                     508            --
Thailand baht                    1,656            --
Euro                            32,163            --
                               -------      ---------
Totals                         $46,791         $3,165
                               =======      =========


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

                                    Three Months Ended             Nine Months Ended
                             ----------------------------- -----------------------------
                                  July 2,        July 3,        July 2,       July 3,
                                    1999          1998           1999          1998
                             --------------  ------------- --------------  -------------

Numerator--Basic and
 Diluted:
Earnings (Loss) from
 Continuing Operations              $ 6,551        $ 8,755       $ (5,682)       $ 8,951
Earnings (Loss) from
 Discontinued Operations                 --          9,723        (31,130)        52,238
                                    -------        -------       --------        -------
  Net Earnings (Loss)               $ 6,551        $18,478       $(36,812)       $61,189
                                    =======        =======       ========        =======
Denominator--Basic:
Average shares
 outstanding                         30,425         29,825         30,122         29,965
                                    =======        =======       ========        =======
Net Earnings (Loss) Per
 Share--Basic:
Continuing Operations               $  0.22        $  0.29       $  (0.19)       $  0.30
Discontinued Operations                  --           0.33          (1.03)          1.74
                                    -------        -------       --------        -------
  Net Earnings (Loss) Per
   Share--Basic                     $  0.22        $  0.62       $  (1.22)       $  2.04
                                    =======        =======       ========        =======

Denominator--Diluted:
Average shares
 outstanding                         30,425         29,825         30,122         29,965
Dilutive stock options                  142            469             --            645
                                    -------        -------       --------        -------
                                     30,567         30,294         30,122         30,610
                                    =======        =======       ========        =======

Net Earnings (Loss) Per
 Share--Diluted:
Continuing Operations               $  0.21        $  0.29       $  (0.19)       $  0.29
Discontinued Operations                  --           0.32          (1.03)          1.71
                                    -------        -------       --------        -------
  Net Earnings (Loss) Per
   Share--Diluted                   $  0.21        $  0.61       $  (1.22)       $  2.00
                                    =======        =======       ========        =======


        Options to purchase 4,718,000 shares were outstanding on a weighted average basis during the nine months ended July 2, 1999 but were not included in the computation of diluted EPS because the Company had a net loss for the period.

NOTE 7: Included in other assets at July 2, 1999 and October 2, 1998 is goodwill of $57.1 million and $132.5 million, respectively, which is the excess of the cost of acquired businesses over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is amortized on a straight-line basis over periods ranging from 5 to 40 years.

NOTE 8:  Accrued expenses comprise the following:



                                      July 2, 1999  October 2, 1998
                                      -----------------------------
                                          (Dollars in millions)

Taxes, including taxes on earnings           $  6.9         $ 46.2
Payroll and employee benefits                  40.4           84.9
Estimated loss contingencies                   10.2           54.6
Deferred income                                11.0           27.3
Reorganization costs                            6.7             --
Other                                          33.7           69.6
                                             ------         ------
                                             $108.9         $282.6
                                             ======         ======



NOTE 9: In June 1998, the Financial Accounting and Standards Board (the "FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for the Company's fiscal year 2001. The Company has not yet determined the impact of its implementation on the Company's consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No.131 changes current practice under SFAS No.14 by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. It is effective for the Company as of the end of fiscal year 1999. The impact of implementation of SFAS No. 131 on the reporting of the Company's segment information has not yet been determined.

NOTE 10: In May 1999, the Company agreed to invest $5 million over the following twelve months in a consortium to participate in the consortium's acquisition of a majority interest in an entity that supplies the Company with amorphous silicon thin-film transistor arrays for its imaging products. During the third quarter, the Company also completed the acquisition of the treatment planning division of Multimedia Medical Systems, Inc., which develops and sells software used in the treatment of prostate cancer.

NOTE 11: Prior to the Distribution, the Company historically incurred or managed debt at the parent level. Under the Distribution Agreement, (1) the Company was required to contribute to VSEA such cash and cash equivalents so that VSEA would have $100 million in cash and cash equivalents, net worth (as defined in the Distribution Agreement) of at least $150 million and consolidated debt (as defined in the Distribution

         Agreement) of no more than $5 million and (2) VI was required to assume 50% of the outstanding indebtedness under the Company's term loans and have transferred to it such portion of the indebtedness under the Company's notes payable and such amount of cash and cash equivalents so that as of the time of the Distribution, the Company and VI would each have net debt (defined in the Distribution Agreement as the amount outstanding under the term loans and the notes payable, less cash and cash equivalents) equal to approximately 50% of the net debt of the Company and VI, subject to such adjustment as was necessary to provide the Company with a net worth of between 40% and 50% of the aggregate net worth of the Company and VI, and subject to further adjustment to reflect the VI's approximately 50% share of the estimated proceeds, if any, to be received by the Company after the Distribution from the sale of the Company's long-term leasehold interest at certain of its Palo Alto facilities, together with certain related buildings and other corporate assets and VI's obligation for approximately 50% of any estimated transaction expenses to be paid by the Company after the Distribution (in each case reduced for estimated taxes payable or tax benefits received from all sales and transaction expenses). The amounts allocated to VI and transferred to VSEA in connection with the Distribution were based on estimates. During the third quarter of fiscal year 1999, the Company recorded an adjustment to equity of $7.5 million to reflect estimated additional amounts payable to VI under the Distribution Agreement. In addition, certain other adjustments may be required under the provisions of the Distribution Agreement. The Company may be required to make cash payments to VI or VSEA, or may be entitled to receive cash payments from VI or VSEA. The amount of such adjustments cannot currently be estimated, but are not expected to be material.

         At July 2, 1999, debt amounted to $109.4 million of term loans and notes payable. As of July 2, 1999, interest rates on the Company's outstanding term loans ranged from 6.70% to 7.15% and the weighted average interest rate on these term loans was 6.82%. As of July 2, 1999, the weighted average interest rate on the Company's notes payable was 6.64%. The term loans currently contain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results.

         Future principal payments on the Company's notes payable and long-term debt outstanding at July 2, 1999 are as follows: $50.9 million during the quarter ending October 1, 1999, none in fiscal years 2000-2004, and $58.5 million thereafter.

NOTE 12: Company management has committed to a plan to sell approximately $11.0 million of long-term leasehold interests in certain of the Company's Palo Alto facilities, together with the related buildings and other corporate assets, in connection with the Distribution. These assets have been classified as held for sale in the accompanying balance sheet, and the Company has suspended depreciation of these assets.

NOTE 13: The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites where Varian Associates, Inc. is alleged to have shipped manufacturing waste for recycling or disposal. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company's sale of its Electron Devices business during 1995, and the sale of its Thin Film Systems business during 1997). Under the terms of the Distribution Agreement, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental-related investigation and remediation costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). Expenditures for environmental investigation and remediation amounted to $1.7 million in fiscal year 1998 compared with $0.8 million in fiscal year 1997 and $1.8 million in fiscal year 1996, net of amounts that would have been borne by VI and VSEA.

         For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of July 2, 1999, the Company nonetheless estimated that the Company's future exposure (net of VI and VSEA's indemnification obligations) for environmental-related investigation and remediation costs for these sites ranged in the aggregate from $12.1 million to $28.2 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to approximately 30 years as of July 2, 1999. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $12.1 million in estimated environmental costs as of July 2, 1999. The amount accrued has not been discounted to present value.

         As to other sites and facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of July 2, 1999, the Company estimated that the Company's future exposure (net of VI and VSEA's indemnification obligations) for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $22.9 million to $42.8 million. The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of July 2, 1999. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $29.6 million at July 2, 1999. The Company accordingly accrued $12.7 million, which represents its best estimate of the future costs discounted at 4%, net of inflation. This accrual is in addition to the $12.1 million described in the preceding paragraph.

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

        Although any ultimate liability arising from environmental-related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company's financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental-related events (and assuming VI and VSEA satisfy their indemnification obligations), management believes that the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company.

        The Company evaluates its liability for environmental-related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. The Company received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental-related expenditures, and the Company therefore has a $3.5 million receivable in Other Assets at July 2, 1999. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although the Company intends to aggressively pursue additional insurance and other recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

        The Company is a party to three related federal actions involving claims by independent service organizations ("ISOs") that the Company's policies and business practices relating to replacement parts violate the antitrust laws (the "ISOs Litigation"). The ISOs purchase replacement parts from the Company and compete with it for the servicing of linear accelerators made by the Company. In response to several threats of litigation regarding the legality of the Company's parts policy, the Company filed a declaratory judgment action in a U. S. District Court in 1996 seeking a determination that its new policies are legal and enforceable and damages against two of the ISOs for misappropriation of the Company's trade secrets, unfair competition, copyright infringement and related claims. Subsequently, four of the defendants filed separate claims in other jurisdictions raising issues allegedly related to those in the declaratory relief action and seeking injunctive relief against the Company and damages against the Company in the amount of $10 million for each plaintiff. The defendants' motion for a preliminary injunction in U. S. District Court in Texas with respect to the Company's policies was defeated. The ISOs defendants amended the complaint to include class action allegations, allege a variety of other anti-competitive business practices and filed a motion for class certification, which was heard by the U. S. District Court in Texas in July 1999. No decision, however, has been entered.

        Following the Distribution, the Company retained the liabilities related to the medical systems business prior to the Distribution, including the ISOs Litigation. In addition, under the terms of the Distribution Agreement, the Company agreed to manage and defend liabilities related to legal proceedings and environmental matters arising from corporate or discontinued operations of the Company prior to the Distribution. Under the terms of the Distribution Agreement, VI and VSEA generally are each obligated to indemnify the Company for one-third of these liabilities (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company), including certain environmental-related liabilities described above, and to fully indemnify the Company for liabilities arising from the operations of the business transferred to each prior to the Distribution. The availability of such indemnities will depend upon the future financial strength of VI and VSEA. No assurance can be given that the relevant company will be in a position to fund such indemnities. It is also possible that a court would disregard this contractual allocation of indebtedness, liabilities and obligations among the parties and require the Company to assume responsibility for obligations allocated to another party, particularly if such other party were to refuse or was unable to pay or perform any of its allocated obligations. In addition, the Distribution Agreement generally provides that if a court prohibits a company from satisfying its indemnification obligations, then such indemnification obligations will be shared equally between the two other companies.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Varian Medical
Systems, Inc.:

  We have reviewed the accompanying consolidated balance sheet and related consolidated statements of earnings and cash flows of Varian Medical Systems, Inc. and subsidiaries as of July 2, 1999, and for the three-month and nine-month periods ended July 2, 1999 and July 3, 1998. These financial statements are the responsibility of the Company's management.

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

                                          /s/ PRICEWATERHOUSECOOPERS LLP
                                          ---------------------------------
                                          PricewaterhouseCoopers LLP

August 12, 1999
San Jose, California

Item 2. Management's Discussion and Analysis of Financial Condition and results of Operations


     In August 1998, the Company (then known as Varian Associates, Inc., "Varian") announced its intention to spin off its instruments business and its semiconductor equipment business to its stockholders. The Company subsequently transferred its instruments business to Varian, Inc. ("VI"), a wholly owned subsidiary, and transferred its semiconductor equipment business to Varian Semiconductor Equipment Associates, Inc. ("VSEA"), a wholly owned subsidiary. On April 2, 1999, the Company distributed to holders of shares of the common stock of the Company all of the outstanding shares of common stock of VI and VSEA (the "Distribution").

     These transactions were accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among the Company, VI and VSEA (the "Distribution Agreement"). In addition, for purposes of governing certain ongoing relationships between and among the Company, VI and VSEA after the Distribution, the Company, VI and VSEA entered into certain other agreements, including an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement and a Transition Services Agreement (the "Distribution Related Agreements").

     The business retained by the Company consists of its medical systems business, principally the sales and service of oncology systems, and the sales of x-ray tubes and imaging subsystems. Immediately following the Distribution, the Company changed its name to Varian Medical Systems, Inc.

     The financial statements included in this report on Form 10-Q present VI and VSEA as discontinued operations pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The net operating results of VI and VSEA are reported as "Earnings (Loss) from Discontinued Operations-Net of Taxes."
In determining the items attributable to these businesses, the Company, among other things, allocated certain Varian corporate assets (including pension assets), liabilities (including profit-sharing and pension benefits), and expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury and other corporate overhead) to VI and VSEA. While management believes the methods used to allocate the amount of these items to VI and VSEA are reasonable, the balances retained by the Company are not necessarily indicative of the amounts that would have been recorded by the Company had the Distribution occurred prior to the dates of the financial statements affected by these allocations or that have been or will be recorded by the Company after the Distribution. The following discussion and analysis pertains to the continuing operations of the Company, unless otherwise noted.

Results of Operations

Fiscal Year

     The Company's fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 1999 comprises the 52-week period ending October 1, 1999, and fiscal year 1998 comprises the 53-week period ended October 2, 1998. The fiscal quarters ended July 2, 1999 and July 3, 1998 each comprise 13 weeks. For purposes of interim reporting, the three quarter period ended July 2, 1999 comprises 39 weeks, and the three quarter period ended July 3, 1998 comprises 40 weeks.

Third Quarter of Fiscal Year 1999 Compared to Third Quarter of Fiscal Year 1998

     Sales. The Company's sales of $145 million in the third quarter of fiscal year 1999 were 10% higher than its sales of $132 million in the third quarter of fiscal year 1998. International sales were $77 million, or 53% of sales, in the third quarter of fiscal year 1999, compared to $72 million, or 55% of sales, in the third quarter of fiscal year 1998.

     Oncology systems sales increased 13% between quarters, amounting to $114 million, or 79% of the Company's sales, in the third quarter of fiscal year 1999, compared to $101 million, or 77% of sales, in the third quarter of fiscal year 1998. Oncology systems sales in North America, Europe, Asia and the rest of the world amounted to $59 million, $39 million, $12 million and $4 million in the third quarter of fiscal year 1999, and $50 million, $35 million, $11 million and $5 million in the third quarter of fiscal year 1998, respectively. The North American sales growth reflects increased investment in the United States in medical capital equipment and cancer treatment centers.

     X-ray tubes and imaging subsystems sales amounted to $30 million in both the third quarter of fiscal year 1999 and 1998, representing 21% of the Company's sales in the third quarter of fiscal year 1999 and 23% of sales in the third quarter of fiscal year 1998. Sales of x-ray tubes and imaging subsystems in North America, Europe, Asia and the rest of the world amounted to $8 million, $8 million, $13 million and $1 million in the third quarter of fiscal year 1999 respectively, which were comparable to the geographic distribution of sales in the third quarter of fiscal year 1998. Flat x-ray tube and imaging subsystem sales between quarters primarily reflects decreased x-ray sales volume due in part to continued consolidation of original equipment manufacturer ("OEM") customers, which was partially offset by the introduction of new higher output tubes.

     Gross Profit. The Company recorded gross profit of $49 million in the third quarter of fiscal year 1999 and $45 million in the third quarter of fiscal year 1998. As a percentage of sales, gross profit was essentially flat at 34% of sales in the third quarter of fiscal year 1999 and 35% in the third quarter of fiscal year 1998. Gross profit as a percentage of sales of oncology systems amounted to 36% in the third quarter of fiscal year 1998 and was flat as compared to third quarter 1998. In contrast, gross profit as a percentage of sales of x-ray tubes and imaging subsystems was 27% in the third quarter of fiscal year 1999, compared to 30% in the third quarter of fiscal year 1998. The decline in x-ray and imaging subsystems margin was due, in part, to a reduction in price levels to meet competitive pressures and a product sales-mix shift.

     Research and Development. The Company's research and development expenses were $9 million in the third quarter of fiscal year 1999, compared to $8 million in the third quarter of fiscal year 1998, amounting to 6% of sales in both periods.

     Marketing. Marketing expenses increased to $14 million in the third quarter of fiscal year 1999, from $12 million in the third quarter of fiscal year 1998, representing 10% and 9% of sales, respectively. The increase is mainly attributable to increased oncology sales and marketing expenses in North America.

     General and Administrative. The Company's general and administrative expenses of $9 million were 6% of sales in the third quarter of fiscal year 1999, compared to $13 million, or 10% of sales, in the third quarter of fiscal year 1998. The decline relates primarily to the inclusion of allocated general overhead costs in the 1998 quarter. These costs relate primarily to corporate costs incurred prior to the Distribution which cannot be allocated to discontinued operations under generally accepted accounting principles.

     Reorganization Costs. Third quarter fiscal year 1999 expenses included net incremental non-recurring reorganization charges of $0.4 million associated with the previously announced Arlington Heights' plant closure.

     Taxes on Earnings. The Company's effective tax rate was 56% in the third quarter of fiscal year 1999, compared to 27% in the third quarter of fiscal year 1998. The third quarter fiscal year 1999 rate is significantly higher than the third quarter fiscal year 1998 rate principally due to the non-deductibility of certain reorganization costs related to the Distribution.

     Net Earnings. The Company's net earnings from continuing operations was $7 million in the third quarter of fiscal year 1999, compared to the net earnings of $9 million in the third quarter of fiscal year 1998.

First Three Quarters of Fiscal Year 1999 Compared to First Three Quarters of Fiscal Year 1998

     Sales. The Company's sales of $399 million in the first three quarters of fiscal year 1999 were 10% higher than its sales of $362 million in the first three quarters of fiscal year 1998. International sales were $218 million, or 55% of sales, in the first three quarters of fiscal year 1999, compared to $199 million, or 55% of sales, in the first three quarters of fiscal year 1998.

     Oncology systems sales increased 16%, amounting to $309 million, or 77% of the Company's sales, in the first three quarters of fiscal year 1999, compared to $266 million, or 73% of sales, in the first three quarters of fiscal year 1998. Oncology systems sales in North America, Europe, Asia and the rest of the world amounted to $154 million, $94 million, $44 million and $17 million in the first three quarters of fiscal year 1999, and $135 million, $95 million, $21 million and $15 million in the first three quarters of fiscal year 1998, respectively.

     X-ray tubes and imaging subsystems sales were $90 million, or 23% of the Company's sales, in the first three quarters of fiscal year 1999, compared to $96 million, or 27% of sales, in the first three quarters of fiscal year 1998. Sales of x-ray tubes and imaging subsystems in North America, Europe, Asia and the rest of the world amounted to $27 million, $23 million, $38 million and $2 million in the first three quarters of fiscal year 1999 and $28 million, $24 million, $41 million and $3 million in the first three quarters of fiscal year 1998, respectively. The 6% decrease in x-ray tubes and imaging subsystems sales between the first three quarters of fiscal year 1999 and the first three quarters of fiscal year 1998 reflected decrease in x-ray sales volumes due in part to continued consolidation of OEM customers.

     Gross Profit. The Company recorded gross profit of $131 million in the first three quarters of fiscal year 1999 and $121 million in the first three quarters of fiscal year 1998. As a percentage of sales, gross profit was 33% of sales in the first three quarters of both fiscal year 1999 and fiscal year 1998. Gross profit as a percentage of sales of oncology systems remained at 34% for both the first three quarters of fiscal year 1999 and fiscal year 1998. Gross profit as a percentage of sales of x-ray tubes and imaging subsystems declined from 32% in the first three quarters of fiscal year 1998 to 30% in the first three quarters of fiscal year 1999. The decline in x-ray tubes and imaging subsystems margin was due to a reduction in prices to meet competitive pressures and the previously mentioned sales mix shift.

     Research and Development. The Company's research and development expenses were $30 million in the first three quarters of fiscal year 1999 compared to $29 million for the first three quarters of fiscal year 1998, amounting to 8% of sales in both years.

     Marketing. Marketing expenses were $45 million in the first three quarters of fiscal year 1999, compared to $38 million in the first three quarters of fiscal year 1998, representing 11% and 10% of sales, respectively. The increase is mainly attributable to Oncology systems, including expansion costs for international distribution and the increase in the third quarter in domestic spending previously described.

     General and Administrative. The Company's general and administrative expenses were $35 million, or 9% of sales, in the first three quarters of fiscal year 1999 compared to $38 million, or 10% of sales in the first three quarters of fiscal year 1998. The decrease relates primarily to the inclusion of allocated general overhead costs in the full 1998 period, as compared to only the first six months of the 1999 period. These costs relate primarily to corporate costs incurred prior to the Distribution which cannot be allocated to discontinued operations under generally accepted accounting principles.

     Reorganization Costs. First three quarters of fiscal year 1999 expenses included net non-recurring reorganization charges of $31.4 million. Of the $31.4 million, $27.7 million was incurred as a result of the Distribution and $3.7 million was incurred as a result of the Company's restructuring of its x-ray tube and imaging subsystems products by the closing of a manufacturing facility in Arlington Heights, Illinois to consolidate manufacturing at the Company's existing facilities in Salt Lake City, Utah. The $31.4 million net charge included $33.4 million for retention bonuses for employee services provided prior to April 2, 1999, employee severance and executive compensation; $19.3 million for legal, accounting, printing and investment banking fees;
$1.7 million for foreign taxes (excluding income taxes) resulting from the international reorganization of the Company's subsidiaries in connection with the Distribution; and $4.3 million in other costs associated with the Distribution and restructuring; partially offset by a $27.3 million gain on the sale of the Company's long-term leasehold interest in certain of its Palo Alto facilities, together with the related buildings.

     The following table sets forth certain details associated with these net reorganization charges (in thousands of dollars):

                                     Reorganization                                                     Additional
                                          Costs          Cash Payments                                   Charges/
                                          as of            (Receipts)/        Accrual at       Cash     Reclassifi-    Accrual at
                                     April 2, 1999      Other Reductions     April 2, 1999   Payments     cations     July 2, 1999
                                     --------------     ----------------     -------------   --------   -----------   ------------
Retention bonuses, severance,
  and executive compensation         $       33,567     $         27,571     $       5,996   $  1,399   $      (203)  $      4,394

Legal, accounting, printing
  and investment fees                        19,283               15,592             3,691      2,476             -          1,215

Gain on sale of real estate                 (27,302)             (27,302)                -          -             -              -

Foreign taxes (excluding
  income taxes)                               1,700                1,006               694         18             -            676

Other                                         3,741                2,855               886      1,064           573            395
                                     --------------     ----------------     -------------   --------   -----------   ------------
                                     $       30,989     $         19,722     $      11,267   $  4,957   $       370   $      6,680
                                     ==============     ================     =============   ========   ===========   ============

     It is anticipated that a majority of the remaining accrual will be paid by December 31, 1999.

     Taxes on Earnings. The Company's effective tax rate was 61% in the first three quarters of fiscal year 1999, compared to 27% in the first three quarters of fiscal year 1998. The fiscal year 1999 rate is significantly higher than the fiscal year 1998 rate principally due to the non-deductibility of certain reorganization costs related to the Distribution.

     Net Loss. The Company's net loss from continuing operations was $6 million in the first three quarters of fiscal year 1999, compared to net earnings of $9 million in the first three quarters of fiscal year 1998.

Liquidity and Capital Resources

     Prior to the Distribution, the Company historically incurred or managed debt at the parent level. Under the Distribution Agreement, (1) the Company was required to contribute to VSEA such cash and cash equivalents so that VSEA would have $100 million in cash and cash equivalents, net worth (as defined in the Distribution Agreement) of at least $150 million and consolidated debt (as defined in the Distribution Agreement) of no more than $5 million and (2) VI was required to assume 50% of the outstanding indebtedness under the Company's term loans and have transferred to it such portion of the indebtedness under the Company's notes payable and such amount of cash and cash equivalents so that as of the time of the Distribution, the Company and VI would each have net debt (defined in the Distribution Agreement as the amount outstanding under the term loans and the notes payable, less cash and cash equivalents) equal to approximately 50% of the net debt of the Company and VI, subject to such adjustment as was necessary to provide the Company with a net worth of between 40% and 50% of the aggregate net worth of the Company and VI, and subject to further adjustment to reflect VI's approximately 50% share of the estimated proceeds, if any, to be received by the Company after the Distribution from the sale of the Company's long-term leasehold interest at certain of its Palo Alto facilities, together with certain related buildings and other corporate assets and VI's obligation for approximately 50% of any estimated transaction expenses to be paid by the Company after the Distribution (in each case reduced for estimated taxes payable or tax benefits received from all sales and transaction expenses) provided for under the Distribution Agreement. The amounts allocated to VI and transferred to VSEA in connection with the Distribution were based on estimates. During the third quarter of fiscal year 1999, the Company recorded an adjustment to equity of $7.5 million to reflect estimated additional amounts payable to VI under the Distribution Agreement. The net cash impact of this payable is partially offset by aggregate Distribution-related receivables of approximately $4 million from VI and VSEA. In addition, certain other adjustments or payments may be required under the provisions of the Distribution Agreement or the Distribution Related Agreements. The Company may be required to make cash payments to VI or VSEA, or may be entitled to receive cash payments from VI or VSEA, the amounts of which adjustments and payments cannot currently be estimated. The amounts of any further adjustments are not expected to be material.

     At July 2, 1999, debt amounted to $58 million of term loans and $51 million of short-term notes payable. Interest rates on the Company's outstanding term loans on this date ranged from 6.70% to 7.15% and the weighted average interest rate on these term loans was 6.82%. As of July 2, 1999, the weighted average interest rate on the Company's notes payable was 6.64%. The term loans currently contain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results.

     At July 2, 1999, the Company had $26 million in cash and cash equivalents, the majority of which was held abroad, compared to $150 million at October 2, 1998. Operating activities used cash of $47 million in the first three quarters of fiscal year 1999, compared to providing cash of $66 million in the first three quarters of fiscal year 1998. The largest difference relates to the decrease in net income, including discontinued operations, from a $37 million loss in the first three quarters of fiscal year 1999, compared to $61 million in earnings in the first three quarters of fiscal year 1998. Investing activities provided $3 million in the first three quarters of fiscal year 1999, including the proceeds of $37 million from the sale of the Company's long-term leasehold interests in certain of its Palo Alto facilities and related buildings, which was partially offset by $29 million used to purchase property, plant and equipment. In contrast, investing activities in the first three quarters of fiscal year 1998 used $74 million of cash, with $32 million used to purchase property, plant and equipment and $51 million used to acquire businesses, including the purchase of the radiotherapy service business from the General Electric Company. Financing activities, primarily driven by the aggregate of $112 million contributed to VI and VSEA immediately prior to the Distribution, used net cash of $83 million in the first three quarters of fiscal year 1999 compared to $14 million of cash provided by financing activities in the first three quarters of fiscal year 1998.

     The ratio of current assets to current liabilities was 1.38 to 1 at July 2, 1999 compared to 1.66 to 1 at fiscal year end 1998. The Company had $60 million available in unused uncommitted lines of credit at July 2, 1999. The Company intends to sell its long-term leasehold interest in certain of its remaining Palo Alto facilities, together with the related buildings, and other corporate assets, from which it expects to receive additional proceeds of $18 million to $19 million in the aggregate. An estimate of VI's approximately 50% share of this amount was included in the computation of the cash and debt transferred to VI immediately prior to the Distribution, but is subject to adjustment 180 days following the Distribution. The ability to sell these surplus assets or the amounts realized on the sale of those assets may affect the Company's liquidity. In addition, the Company was required to pay the net expenses associated with the Distribution, of which approximately $6.7 million was accrued but unpaid at July 2, 1999; VI's responsibility for one-half of any such expenses paid post-Distribution was also reflected in determining the amount of cash and debt allocated to it at the time of the Distribution and is similarly subject to adjustment, as described above.

     The Company expects that its future capital expenditures will continue to approximate 2.5% of sales in each fiscal year. The Company anticipates spending an additional $4 million of capital expenditures related to its Arlington Heights consolidation, to split the jointly owned information technology infrastructure and to relocate its central research facility and $3 million in miscellaneous expenses related to changes in facilities and updating telecommunications equipment. Further, in May 1999, the Company agreed to invest $5 million over the following twelve months in a consortium to participate in the consortium's acquisition of a majority interest in an entity that supplies the Company with amorphous silicon thin-film transistor arrays for its imaging products.

     The Company is a party to three related federal actions involving claims by independent service organizations ("ISOs") that the Company's policies and business practices relating to replacement parts violate the antitrust laws (the "ISOs Litigation"). The ISOs purchase replacement parts from the Company and compete with it for the servicing of linear accelerators made by the Company.
In response to several threats of litigation regarding the legality of the Company's parts policy, the Company filed a declaratory judgment action in a U.
S. District Court in 1996 seeking a determination that its new policies are legal and enforceable and damages against two of the ISOs for misappropriation of the Company's trade secrets, unfair competition, copyright infringement and related claims. Subsequently, four of the defendants filed separate claims in other jurisdictions raising issues allegedly related to those in the declaratory relief action and seeking injunctive relief against the Company and damages against the Company in the amount of $10 million for each plaintiff. The defendants' motion for a preliminary injunction in U. S. District Court in Texas with respect to the Company's policies was defeated. The ISOs defendants amended the complaint to include class action allegations, allege a variety of other anti-competitive business practices and filed a motion for class certification, which was heard by the U. S. District Court in Texas in July 1999. No decision, however, has been entered.

     Following the Distribution, the Company retained the liabilities related to the medical systems business prior to the Distribution, including the ISOs Litigation. In addition, under the terms of the Distribution Agreement, the Company agreed to manage and defend liabilities related to legal proceedings and environmental matters arising from corporate or discontinued operations of the Company prior to the Distribution. Under the terms of the Distribution Agreement, VI and VSEA generally are each obligated to indemnify the Company for one-third of these liabilities (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company), including certain environmental-related liabilities described below and to fully indemnify the Company for liabilities arising from the operations of each of them prior to the Distribution. The availability of such indemnities will depend upon the future financial strength of VI and VSEA. No assurance can be given that the relevant company will be in a position to fund such indemnities. It is also possible that a court would disregard the contractual allocation of indebtedness, liabilities and obligations among the parties and require the Company to assume responsibility for obligations allocated to another party, particularly if such other party were to refuse or was unable to pay or perform any of its allocated obligations. In addition, the Distribution Agreement generally provides that if a court prohibits a company from satisfying its indemnification obligations, then such indemnification obligations will be shared equally between the two other companies.

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

     The Company's liquidity is affected by many factors, some related to the normal ongoing operations of the business and others related to the markets for its products and conditions in the U.S. and global economies generally.
Although the Company's cash requirements will fluctuate (positively and negatively) as a result of the shifting influences of these factors, management believes that existing cash, cash generated from operations and the Company's borrowing capability will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements for the current fiscal year and fiscal year 2000.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting and Standards Board (the "FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for the Company's fiscal year 2001. The Company has not yet determined the impact of its implementation on the Company's consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an enterprise andRelated Information." SFAS No. 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting (referred to as the " management" approach) and also requires interim reporting of segment informaton. If it effective for the Company as of the end of fiscal year 1999. The impact of implementation of SFAS No. 131 on the reporting of the Company's segment information has not yet been determined.

Environmental Matters

     The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites where Varian is alleged to have shipped manufacturing waste for recycling or disposal. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian facilities (including facilities disposed of in connection with the Company's sale of its Electron Devices business during 1995, and the sale of its Thin Film Systems business during 1997). Under the terms of the Distribution Agreement, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental-related investigation and remediation costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). Expenditures for environmental investigation and remediation amounted to $1.7 million in fiscal year 1998 compared with $0.8 million in fiscal year 1997 and $1.8 million in fiscal year 1996, net of amounts that would have been borne by VI and VSEA.

     For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of July 2, 1999, the Company nonetheless estimated that the Company's future exposure (net of VI and VSEA's indemnification obligations) for environmental-related investigation and remediation costs for these sites ranged in the aggregate from $12.1 million to $28.2 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to approximately 30 years as of July 2, 1999. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $12.1 million in estimated environmental costs as of July 2, 1999. The amount accrued has not been discounted to present value.

     As to other sites and facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of July 2, 1999, the Company estimated that the Company's future exposure (net of VI and VSEA's indemnification obligations) for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $22.9 million to $42.8 million. The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of July 2,1999. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $29.6 million at July 2, 1999. The Company accordingly accrued $12.7 million, which represents its best estimate of the future costs discounted at 4%, net of inflation. This accrual is in addition to the $12.1 million described in the preceding paragraph.

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

     The Company evaluates its liability for environmental-related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. The Company received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental related expenditures, and the Company therefore has a $3.5 million receivable in Other Assets at July 2, 1999. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although the Company intends to aggressively pursue additional insurance and other recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

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

     The Company has substantially completed its assessment of potential Year 2000 problems in internal systems, which systems have been categorized as follows, in order of importance: (a) enterprise information systems; (b) enterprise networking and telecommunications; (c) factory-specific information systems; (d) non-IT systems; (e) computers and packaged software; and (f) facilities systems. With respect to enterprise information systems, the Company in 1994 initiated replacement of its existing systems with a single company-wide system supplied by SAP America, Inc., which system is designed and tested by SAP for Year 2000 capability. Installation of that system has been staged to replace first those existing systems that are not Year 2000 capable. Installation of the new SAP system is approximately 80% complete, with 92% completion expected by September 1999 and full completion expected by the end of 1999. In order to reduce the risks to the Company should completion of the SAP installation not be realized by the end of 1999, the Company has also elected to make selective portions of its existing information system Year 2000 capable, such that it is expected that even if the SAP installation is not completed, all enterprise information systems in use by the Company at the end of 1999 will be Year 2000 capable. The upgrade of networking and telecommunications systems is complete; the upgrade of factory-specific information systems is approximately 89% complete, with completion expected by December 1999; the upgrade of non-IT systems, computers and packaged software and facilities systems is approximately 70% complete, with 85% completion expected by September 1999 and 100% completion expected by December 1999.

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

     With respect to previously-sold products, the Company does not intend to assess Year 2000 preparedness of every product it has ever sold, but rather has focused its assessments on products that are subject to regulatory requirements with respect to Year 2000, including FDA requirements for medical devices. The Company is also focusing its assessments on products that will be under written warranties or are still relatively early in their useful life, are more likely to be dependent on non-IT systems that are not Year 2000 capable and cannot be easily upgraded with readily available externally-utilized computers and packaged software and/or could pose a safety hazard. This assessment was completed prior to the end of the third quarter of fiscal year 1999. Where the Company identified previously-sold products that are not Year 2000 capable, in some cases the Company developed and offered to sell upgrades or retrofits, identify corrective measures which the customer could itself undertake or identify for the customer other suppliers of upgrades or retrofits. There are a few products where the Company has made a decision to perform upgrades at its own expense. These costs have not been material. Remaining upgrades will be completed before December 1999.

     The Company has substantially completed its assessment of the potential Year 2000 problems of third parties with which the Company has material relationships, which are primarily suppliers of products or services. These assessments identified and prioritized critical suppliers, reviewed those suppliers' written assurances on their own assessments and correction of Year 2000 problems, and developed appropriate contingency plans for those suppliers which might not be adequately prepared for Year 2000 problems.

     Costs. As of July 2, 1999, the Company estimates that it had incurred approximately $1,020,000 to assess and correct Year 2000 problems. Although difficult to assess, based on its assessments to date the Company estimates that it will incur approximately $2,000,000 in additional costs to assess and correct Year 2000 problems, which costs are expected to be incurred throughout fiscal year 1999 and the first half of fiscal year 2000. All of these costs, except for approximately $20,000 for capital computer equipment, have been and will continue to be expensed as incurred.

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

     Risks. Failure by the Company and its key suppliers to accurately assess and correct Year 2000 problems, would likely result in interruption of certain of the Company's normal business operations, which could have a material adverse effect on the Company's business, results of operations or financial condition. If the Company does not adequately identify and correct Year 2000 problems in its information systems, it could experience an interruption in its operations, including manufacturing, order processing, receivables collection and accounting, such that there would be delays in product shipments, lost data and a consequential impact on revenues, expenditures and financial reporting. If the Company does not adequately identify and correct Year 2000 problems in its non-IT systems, it could experience an interruption in its manufacturing and related operations, such that there would be delays in product shipments and a consequential impact on revenues. If the Company does not adequately identify and correct Year 2000 problems in previously-sold products, it could experience warranty or product liability claims by users of products which do not function correctly. If the Company does not adequately identify and correct Year 2000 problems of the significant third parties with which it does business, it could experience an interruption in the supply of key components or services from those parties, such that there would be delays in product shipments or services and a consequential impact on revenues.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

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

     The Company's forward exchange contracts generally range from one to three months in original maturity, and no forward exchange contract has an original maturity greater than one year. Forward exchange contracts outstanding as of July 2, 1999 are summarized as follows:

                                                            July 2, 1999
                                                    --------------------------------
                                                    Notional Value    Notional Value
                                                          Sold           Purchased
                                                    --------------    --------------
                                                          (Dollars in thousands)
Australian dollar                                          $   369            $   --
British pound                                                5,697                --
Canadian dollar                                              2,362             1,408
Danish krone                                                   624                --
German mark                                                  1,660                --
Japanese yen                                                 1,752             1,757
Swedish kronor                                                 508                --
Thailand baht                                                1,656                --
Euro                                                        32,163                --
                                                           -------            ------
Totals                                                     $46,791            $3,165
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

                                  Three months                       Fiscal year
                                     ending
                                   October 1, -------------------------------------------------
                                     1999      2000  2001  2002  2003  2004  Thereafter   Total
                                  ----------- -----  ----  ----  ----  ----  ----------   -----
                                                               (Dollars in millions)
Assets
 Cash and cash equivalents          $  26        --          --    --    --          --    $ 26
 Average interest rate                2.0%                                                  2.0%
Liabilities
 Notes payable                      $  51        --    --    --    --    --          --    $ 51
 Average interest rate                6.6%       --    --    --    --    --          --     6.6%
 Long-term debt                        --        --    --    --    --    --        $ 58    $ 58
 Average interest rate                 --        --    --    --    --    --         6.8%    6.8%

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

                                    PART II

                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

        Exhibit
        No.          Description
        -------      -----------
        15           Letter Regarding Unaudited Interim Financial Information
        27.1         Financial Data Schedule for the nine months ended
                     July 2, 1999.
        27.2         Restated Financial Data Schedule for the nine months ended
                     July 3, 1998.


        (b)  Reports on Form 8-K filed during the quarter ended July 2, 1999:
             On April 19, 1999, the Company filed a Form 8-K Current Report describing the Distribution.

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


                                         VARIAN MEDICAL SYSTEMS, INC.
                                                  (Registrant)



Dated:  August 16, 1999            By:      /s/ Elisha W. Finney
                                      -----------------------------------
                                                Elisha W. Finney
                                        Vice President, Finance and
                                          Chief Financial Officer
                                       (Duly authorized officer and
                                        Principal Financial Officer)

                               INDEX TO EXHIBITS

        Exhibit
        No.         Description
        -------     -----------
        15          Letter Regarding Unaudited Interim Financial Information
        27.1        Financial Data Schedule for the nine months ended
                    July 2, 1999.
        27.2        Restated Financial Data Schedule for the nine months ended
                    July 3, 1998.