Form 10-K405
period 1999-10-01
VARIAN MEDICAL SYSTEMS INC
filed 1999-12-23
CIK 203527

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------

                                   FORM 10-K

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 1, 1999

                                      OR

  [_]        TRANSITION REPORTING PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from      to

                        Commission File Number : 1-7598

                         VARIAN MEDICAL SYSTEMS, INC.
            (Exact Name of Registrant as Specified in Its Charter)

              Delaware                              94-2359345
                                      (I.R.S. Employer Identification Number)
   (State or other jurisdiction of
   Incorporation or Organization)


          3100 Hansen Way,
        Palo Alto, California                       94304-1030
   (Address of principal executive                  (Zip Code)
              offices)

      Registrant's telephone number, including area code: (650) 493-4000

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
             Title of each class                         on which registered
             -------------------                       -----------------------
          Common Stock, $1 par value                   New York Stock Exchange
        Preferred Stock Purchase Rights                   Pacific Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At December 20, 1999, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $856,866,000.

  At December 20, 1999, the number of shares of Common Stock outstanding was 30,680,918.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Definitive Proxy Statement for the Company's 2000 Annual Meeting of
                   Stockholders--Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          Varian Medical Systems, Inc.

                      Index to Annual Report on Form 10-K
                   For the fiscal year ended October 1, 1999

                                                                          Page
                                                                          ----
                                      PART I
 Item 1.  Business......................................................  4

 Item 2.  Properties....................................................  16

 Item 3.  Legal Proceedings.............................................  16

 Item 4.  Submission of Matters to a Vote of Security Holders...........  18


                                      PART II

 Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters...........................................  19

 Item 6.  Selected Financial Data.......................................  20

 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................  20

 Item 7A. Quantitative and Qualitative Disclosure About Market Risk.....  38

 Item 8.  Financial Statements and Supplementary Data...................  40

 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  40

                                     PART III

 Item 10. Directors and Executive Officers of the Registrant............  41

 Item 11. Executive Compensation........................................  41

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................  41

 Item 13. Certain Relationships and Related Transactions................  41

                                      PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form
          8-K...........................................................  42

                          FORWARD-LOOKING STATEMENTS

  This Annual Report on Form 10-K contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. These forward-looking statements are subject to risks and uncertainties that could cause the actual results of Varian Medical Systems, Inc. (the "Company" or "VMS") to differ materially from management's current expectations. These risks and uncertainties include, without limitation, product demand and market acceptance risks; the effect of general economic conditions and foreign currency fluctuations; the impact of competitive products and pricing; new product development and commercialization; reliance on sole source suppliers; the Company's ability to attract and retain key employees; the Company's ability to collect amounts owed in a timely manner; the Company's ability to increase operating margins on higher sales; the impact of managed care initiatives in the U.S. on capital expenditures and resulting pricing pressures on medical equipment; fluctuations in the market for capital equipment; successful implementation by the Company and certain third parties of corrective actions to address the impact of the Year 2000; successful consolidation of the Company's x-ray tube manufacturing operations; the Company's ability to operate as a smaller and less diversified business entity following the recent reorganization; the Company's ability to realize anticipated cost savings from the reorganization; the Company's potential responsibility for liabilities arising out of or relating to the reorganization; the Company's potential responsibility for liabilities arising out of or relating to the reorganization which were not expressly assumed by the Company; the possibility that indemnification for certain liabilities arising out of or relating to the reorganization will not be available to the Company due to the indemnifying party's insolvency or legal prohibition; increased debt leverage resulting from the reorganization impacting the Company's ability to obtain future financing for working capital, capital expenditures, product development, acquisitions and general corporate purposes; the effect of increased debt leverage on cash flow, vulnerability to economic downturns and flexibility in responding to changing business and economic conditions; possible exposure to fraudulent conveyance allegations arising out of the reorganization; possible exposure to additional tax obligations in connection with the reorganization; and other risks detailed under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting the Company's Business" and, from time to time, in the Company's other filings with the Securities and Exchange Commission. The Company assumes and undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                                    PART I

Item 1. Business

General

  In August 1998, the Company (then known as Varian Associates, Inc., "Varian") announced its intention to spin off its instruments business and its semiconductor equipment business to its stockholders. The Company subsequently transferred its instruments business to Varian, Inc. ("VI"), then a wholly owned subsidiary, and transferred its semiconductor equipment business to Varian Semiconductor Equipment Associates, Inc. ("VSEA"), then a wholly owned subsidiary. On April 2, 1999, the Company distributed to its stockholders all of the outstanding shares of common stock of VI and VSEA (the "Distribution"). The business retained by the Company consists of its medical systems business, principally the sales and service of oncology systems, and the sales of x-ray tubes and imaging subsystems. The Company has been engaged in aspects of the medical systems business since 1959.

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

Overview

  VMS is a world leader in the design and production of equipment for treating cancer with radiation, as well as high-quality, cost-effective x-ray tubes for original equipment manufacturers, replacement x-ray tubes and imaging subsystems.

  In serving the market for advanced medical systems (primarily for cancer care), VMS continues to broaden its offerings to address the unrelenting demand for cost containment and enhanced efficacy which are driving this sector. Its oncology systems line encompasses a fully integrated system of products embracing not only linear accelerators but sophisticated ancillary products and services to extend their capabilities and efficiency. These ancillary offerings now account for almost half of all oncology systems sales.

  In addition to developing leading-edge medical hardware, VMS also develops clinical software products and devices that enhance productivity and quality. These developments, while particularly valuable in helping U. S. hospitals and clinics cope with the challenges of managed care, are finding use in markets around the world as health care providers search for new ways to reduce costs, improve efficiency and bring improved levels of care to more patients.

  In the X-ray Products business, VMS provides a broad selection of diagnostic tubes capable of delivering more scans with excellent resolution and imaging more patients than its competitors. VMS is also developing a solid state system for digital imaging in collaboration with imaging system manufacturers in several related markets.

Cancer-Care Market

  Approximately 50% of all cancer patients in the U. S. receive radiation therapy at some point during the course of their disease. An important advantage of radiation therapy is that the radiation acts with some selectivity on cancer cells. The absorption of radiation by a cell affects its genetic structure and inhibits the replication of the cell, leading to its gradual death. Cancerous cells are fast replicating and thereby are disproportionately damaged by the radiation absorbed.

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

Products

  VMS's products can be broadly classified into three principal categories: oncology systems, x-ray products, and breakthrough technologies.

Oncology Systems

  VMS Oncology Systems designs, manufactures, sells and services hardware and software products for radiation treatment of cancer, including linear accelerators, simulators and computer systems for planning cancer treatments and data management systems for radiation oncology centers. VMS Oncology Systems offers an integrated system of products embracing both linear accelerators and sophisticated ancillary products and services to extend their capabilities and efficiency. VMS's CLINAC(TM) series of medical linear accelerators, marketed to hospitals and clinics worldwide, generate therapeutic x-rays and radiation beams for cancer treatment.

  Linear accelerators are also used for industrial radiographic applications. VMS's Linatron linear accelerators are used for nondestructive examination of objects, such as cargo or luggage and to x-ray heavy metallic structures for quality control.

  VMS also manufactures and markets related radiotherapy products such as imaging systems, information management systems, multi-leaf collimators, simulators and radiosurgery products. VMS has received U.S. Food and Drug Administration ("FDA") approval of new oncology products including a three-dimensional cancer treatment planning system, and an advanced multileaf collimator used to more precisely direct electron beams for cancer treatment. VMS continually works with physicians and technicians to develop the latest technology and treatments.

X-Ray Products

  VMS is a world leader in the design and manufacture of subsystems for diagnostic radiology, including x-ray-generating tubes and imaging subsystems, for the estimated worldwide $7 billion diagnostic imaging market. Its tubes are a key component of x-ray imaging subsystems, including both new system configurations and replacement tubes for the installed base. VMS conducts an active research and development program to address new technology and applications in both the medical and industrial x-ray tube markets. VMS's extensive scientific and engineering expertise in glass and metal center section tubes is considered to be state-of-the-art.

  VMS manufactures tubes for four primary medical x-ray imaging applications:
CT scanner; radiographic/fluoroscopic; special procedures; and mammography. VMS x-ray tube products have over time substantially increased the heat storage capacity of CT tubes. These high heat unit tubes were developed in response to customers who needed rapid, continuous scanning to accommodate continuous CT scanning techniques over large regions of the patient, and to reduce examination times. Innovative design and process improvements have increased tube life such that VMS's current tubes last twice as long as tubes did five years ago, resulting in significant savings for customers.

  VMS mammography tubes produce high quality images at low doses. Today, almost half the mammography systems and nearly a quarter of the CT scanner systems worldwide employ VMS tubes. VMS also offers a complete line of industrial x-ray tubes. The industrial product line consists of analytical x-ray tubes used for x-ray fluorescence and diffraction as well as tubes used for non-destructive imaging and gauging.

  VMS also designs, manufactures and markets imaging products. The imaging product line was launched in September 1996. Amorphous silicon imaging technologies developed by VMS can be broadly applied as an alternative to image intensifiers or film. The new products are expected to increase the efficiency of diagnostic x-ray imaging while decreasing costs. An amorphous silicon imaging subsystem is compact and weighs only about 10 pounds, replacing a 100-lb. image intensifier used in fluoroscopic imaging and the TV camera connected to it. It is expected that imaging equipment based on amorphous silicon semiconductors may be more stable and reliable, have far fewer adjustments, and suffer less degradation over time.

Ginzton Technology Center

  In addition to pursuing growth opportunities in existing markets, VMS, through its premier research facility, the Ginzton Technology Center ("GTC") is pursuing the potential in combining advances in focused energy with the latest breakthroughs in biotechnology. The GTC manufactures and sells the Company's brachytherapy products. VariSource(TM) , VMS's high dose rate brachytherapy system, treats tumors internally by delivering radiation to the tumor by means of a radioactive source on the end of a wire in a catheter. It is a cost-effective and efficacious adjunct to linear accelerator-based therapy.

  Subsequent to the end of fiscal year 1999, VMS entered into a contract with Cordis Corporation, a subsidiary of Johnson and Johnson Company, for the development, supply and servicing of products and radioactive sources for coronary intravascular radiotherapy treatment to prevent restenosis following angioplasty. The product has not yet received U.S. FDA approval.

  VMS is also evaluating the application of radiation to treat other diseases. Such efforts are designed to yield a whole new range of products and technologies that allow VMS to take full advantage of its reputation for technology innovation leadership in the health care field.

Marketing and Sales

  Historically, VMS has sold a significant proportion of its products in any particular period to a limited number of customers. Sales to VMS's ten largest customers in fiscal years 1999, 1998 and 1997 accounted for approximately 24%, 24% and 28% of sales, respectively. VMS expects that sales of its products to relatively few customers will continue to account for a high percentage of its sales in the foreseeable future. No single customer accounted for 10% or more of VMS's sales in fiscal year 1999.

  VMS sells its products throughout the world through direct sales forces in North America, Australia and major parts of Asia, Europe and Latin America. VMS has 20 sales offices in the United States and 20 sales offices in other countries. Sales in other areas are generally handled by distributors. Sales to customers located in Japan were $75 million in fiscal 1999, $68 million in fiscal 1998, and $67 million in fiscal 1997.

  VMS sells its oncology system products primarily to hospitals, clinics, private and governmental institutions and health care agencies and doctors' offices. Total sales for oncology systems and services were $459 million, $405 million and $337 million for fiscal years 1999, 1998 and 1997, respectively. VMS divides its markets for oncology systems, components and accessories by region into North America, Europe, Asia and rest of the world, and these regions constituted 50%, 33%, 12% and 5% of VMS's sales during fiscal year 1999 and 50%, 36%, 8% and 6% during fiscal year 1998, respectively.

  VMS sells approximately 80% of its x-ray tube products to original equipment manufacturers ("OEM's") and 20% to replacement tube distributors. VMS has supplied tubes to such industry leaders as Toshiba, Marconi, and Shimadzu, each of which accounted for 5% or more of x-ray tube product sales in fiscal year 1999.

Total sales for X-ray Products were $123 million, $131 million and $130 million for fiscal years 1999, 1998 and 1997, respectively. VMS divides its markets for its x-ray tube products, components and accessories by region into Asia, North America, Europe and rest of the world, and these regions constituted 31%, 23%, 44% and 3% of VMS's sales during fiscal year 1999 and 29%, 25%, 43% and 3% during fiscal year 1998, respectively.

  VMS believes that in the foreseeable future there will be world-wide growth in the markets for oncology systems and related services because of the underserved market outside the U.S. With the transition from analog to digital systems, the demand for products and services related to networking, archiving and electronic distribution of digital images will grow in industrialized countries. VMS also believes there will be continuous growth in the markets for information technology.

  VMS's marketing strategy is to offer to its customers a complete package of products and services in the fields of radiotherapy, including equipment, accessories and related services such as consulting and after-sales services. VMS's marketing efforts include the development of relationships with current and prospective customers, participation in annual professional meetings for clinicians and hospitals, advertisement in trade journals, direct mail and telephone marketing. VMS's growth strategy is to add products in its existing markets, expand in new high-potential markets, add product offerings through acquisitions and internal development and grow its international market.

Customer Support and Services

  VMS maintains service support centers in Milpitas, California; Buc, France; and Tokyo, Japan; as well as field service forces throughout the world for its oncology systems. VMS's network of service engineers and customer support specialists provide installation, warranty, repair, training and support services. VMS generates service revenue by providing service to customers on a time and materials basis and through comprehensive service contracts and the sale of parts.

  VMS warrants most of its oncology systems for hardware parts and labor for 12 months. Under the terms of the warranty, the customer is assured of service and parts so that the equipment will operate in accordance with specifications. VMS warrants that software will perform in accordance with specifications at the delivery date and up to three months thereafter if the customer gives notice of any nonconformance. VMS offers a variety of post-warranty service agreements that permit customers to contract for the level of equipment maintenance they require. In addition, VMS has begun to offer specific software support agreements, reflecting the growing use in VMS's products of software that can be updated. Service is provided at rates competitive with those offered by VMS's competitors.

  Systems under warranty or service contract receive periodic maintenance by VMS service engineers, who also install new system capabilities or software upgrades and respond to customer service requests. These services may be purchased from VMS's service organization by customers who do not have a service contract with VMS.

  Oncology Systems' customers receive installation, technical training, clinical in-service and documentation support appropriate for the product type. Customers receive both emergency and routine maintenance from a worldwide network of field engineers. These individuals are available to handle service requests 24-hours a day to satisfy VMS's customer requirements. Most of these engineers are employees of VMS, but a few are employees of dealers and/or agents of VMS. Customers can access VMS's extensive service network by calling any of VMS's service centers located throughout North America, Europe, Asia, Australia and Latin America.

  VMS believes that its customer service and support are an integral part of its competitive strategy. Service capability, availability and responsiveness play an important role in marketing and selling medical equipment and systems, particularly as the technological complexity of the products increases. Nevertheless, many hospitals use their own biomedical engineering departments and/or independent service organizations to service equipment after the warranty period expires. Therefore, VMS cannot depend on conversion of all maintenance to service contracts after the warranty period. However, after-warranty service does provide an on-going source of revenue for VMS.

  VMS provides technical advice and consultation for x-ray tube products to major OEM customers from offices in Tokyo, Japan; Houten, The Netherlands; and Salt Lake City, Utah and Charleston, South Carolina. VMS applications specialists and engineers make recommendations to meet the customer's technical requirements within the customer's budgetary constraints. VMS often develops specifications for a unique product, which will be designed and manufactured to meet a specific customer's requirements. VMS also maintains a technical customer support group in Charleston, South Carolina to meet the technical support requirements of independent tube installers using VMS's x-ray tube products.

Research and Development

  Developing products, systems and services based on advanced technological concepts is essential to VMS's ability to compete effectively. VMS maintains a product research and development and engineering staff responsible for product design and engineering. Research and development expenditures totaled $40 million, $39 million and $31 million in fiscal years 1999, 1998 and 1997, respectively.

  VMS's GTC maintains technical competencies in accelerator physics, image processing, electronic design, and materials science for the purpose of proving feasibility of new product concepts and to improve current products. Present research topics include improved accelerator concepts, imaging-based radiotherapy treatment planning, targeting and verification tools, combined modality therapy, manufacturing process improvements, and improved x-ray tubes.

  Although VMS intends to continue to conduct extensive research and development activities, there can be no assurance that it will be able to successfully develop and market new products on a cost-effective and timely basis, or at all; that such products will compete favorably with products or product enhancements developed by others, or that VMS's existing technology will not be superseded by new discoveries or developments.

Competition

  The health care equipment markets are characterized by rapidly evolving technology, intense competition and pricing pressure. VMS competes with companies worldwide, some of which have greater financial, marketing and management resources than VMS. These competitors could develop technologies and products that are more effective than those currently used or produced by VMS or that could render VMS's products obsolete or noncompetitive. Smaller competitors of VMS could be acquired by companies with greater financial strength enabling them to compete more aggressively. Certain distributors of VMS could also be acquired by competitors thereby disrupting certain distribution arrangements of VMS. Management believes, however, that VMS competes favorably with its competitors on the basis of its continued commitment to global distribution and customer service, value-added manufacturing, technological leadership and new product innovation. VMS believes that the key to success in its markets is to provide technologically superior products that deliver cost-effective, high quality clinical outcomes and that meet or exceed customer quality and service expectations. VMS's ability to compete successfully depends on its ability to commercialize new products ahead of its competitors. In its sales of oncology systems, VMS competes with Siemens, Nucletron, Elekta and Mitsubishi. In addition, VMS competes with independent service organizations in its service and maintenance business and with a variety of companies in its software systems and accessories business.

  The market place for x-ray tube products is extremely competitive. All of the major diagnostic imaging systems companies, which are the primary customers of VMS's x-ray tube business also manufacture x-ray tubes for use in their own products. VMS must compete with these in-house x-ray tube manufacturing operations that are naturally favored by their parent company. As a result, VMS must have a competitive advantage in one or more significant areas which may include lower product cost, better product quality, or technological superiority. VMS sells a significant volume of its x-ray tube products to companies such as Toshiba Medical Systems, Hitachi Medical Systems, Shimadzu Medical Systems, Philips Medical Systems and General Electric Medical Systems, all of which have in-house x-ray tube production capability. In addition, VMS competes against other stand-alone x-ray tube manufacturers such as Comet, located in Switzerland and IAE, located in Italy. These companies compete with VMS for both the OEM business of major diagnostic imaging equipment manufacturers as well as independent servicers of x-ray tube equipment.

Manufacturing and Supplies

  Oncology systems manufactures its linear accelerators in Palo Alto, California, and its treatment simulator systems and accelerator subsystems in Crawley, England. In addition, oncology systems manufactures certain of its ancillary products in Baden, Switzerland and Helsinki, Finland. X-ray tube products are manufactured at VMS's manufacturing facilities in Salt Lake City, Utah and Charleston, South Carolina. GTC manufactures its brachytherapy systems in Crawley, England and other of its products in Charlottesville, Virginia. These facilities employ state-of-the-art manufacturing techniques, and several have been honored by the press, governments, and trade organizations for their commitment to quality improvement. They are registered to ISO 9001 (or ISO 9002, in the case of the Charleston facility), the most rigorous of the international quality standards.

  Production processes at VMS facilities include machining, fabrication, subassembly, system assembly and final testing. VMS has invested in various automated and semi-automated equipment for the fabrication and machining of parts and assemblies incorporated in its products. VMS may from time to time further invest in such equipment when cost justified. VMS's quality assurance program includes various quality control measures from inspection of raw material, purchased parts and assemblies through on-line inspection.

  VMS's manufacturing activities consist primarily of assembling and testing components and subassemblies, which are acquired from third-party suppliers and then integrated into a finished system by VMS. VMS utilizes an outsourcing strategy for the manufacture of major subassemblies and performs system design, assembly and testing in-house. VMS believes outsourcing enables it to minimize its fixed costs and capital expenditures while also providing it with the flexibility to increase production capacity. VMS purchases material and components from various suppliers that are either standard products or built to VMS specifications. Certain components used in existing products of VMS, as well as products under development, are frequently purchased from single sources.

Backlog

  Backlog for VMS amounted to $400 million at the end of fiscal 1999, of which $286 million is expected to be filled within fiscal year 2000. Backlog at the end of fiscal 1998 amounted to $352 million of which $206 million was filled in fiscal year 1999. Backlog for fiscal 1997 amounted to $344 million of which $179 million was filled in fiscal year 1998. VMS includes in backlog only orders for products scheduled to be shipped within two years. Orders may be revised or canceled, either pursuant to their terms or as a result of negotiations; consequently, it is impossible to predict with certainty the amount of backlog orders that will result in sales.

Product Liability

  VMS's business exposes it to potential product liability claims which are inherent in the manufacture and sale of medical devices and, as such, VMS may face substantial liability to patients for damages resulting from the faulty design or manufacture of products. Because these products involve the delivery of radiation to the human body or are involved in diagnostic imaging of the human body, the possibility for significant injury and/or death exists with any of VMS's products. Therefore, the design, manufacture, sale or service of the medical products manufactured by VMS involve the risk of product liability claims and expose VMS to substantial liability to patients for damages resulting from the faulty design, manufacture or servicing of such products. Although VMS maintains limited product liability insurance coverage in an amount that it deems sufficient for its business, there can be no assurance that such coverage will ultimately prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all.

  On December 5, 1997, VMS purchased General Electric's Radiotherapy Service Business (the "RS Business"). In connection with that transaction, VMS agreed to assume liability for certain product defects and personal injury matters which might arise with respect to RS Business products, and obtained insurance for these matters. The insurance provides that in each annual period VMS is responsible for the first $5,000,000 of expenses or liabilities related to any such claims. VMS has been notified of three potential claims related to these RS Business products for which VMS may have an indemnity obligation.

Government Regulation

 Domestic Regulation

  VMS's products are regulated by the FDA. The FDA regulates the design, development, testing, manufacturing, packaging, labeling, distribution and marketing of medical devices under the U.S. Food, Drug and Cosmetic Act (the "FDC Act") and regulations promulgated by the FDA. The State of California (through its Department of Health Services), where VMS maintains one of its manufacturing facilities, as well as other states, also regulates the manufacture of medical devices.

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

  The FDC Act also requires compliance with specific manufacturing and quality assurance standards, including regulations promulgated by the FDA with respect to good manufacturing practices. FDA regulations require that each manufacturer establish a quality assurance program by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer's written specifications and procedures relating to the devices. Compliance is necessary to receive FDA clearance to market new products and is necessary for a manufacturer to be able to continue to market cleared product offerings. Among other things, these regulations require that manufacturers establish performance requirements before production, ensure that device components are compatible, select adequate packing materials, and, if appropriate, do risk analyses.

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

  The FDA requires that a new medical device or a new indication for use of or other significant change in an existing medical device obtain either 510(k) pre-market notification clearance or an approved Pre-Market Approval Application ("PMAA") before orders can be obtained and the product distributed in the United States. The 510(k) clearance process is applicable when the new product being submitted is substantially equivalent to an existing commercially available product. The process of obtaining 510(k) clearance may take at least three months from the date of filing of the application and generally requires the submission of supporting data, which can be extensive and extend the process for a considerable period of time. Under the PMAA process, the applicant must generally conduct at least one clinical investigation and submit extensive supporting data and clinical information in the PMAA, which typically takes from one to two years, but sometimes longer for the FDA to review. Generally, VMS has not been required to resort to the PMAA process for approval of its products.

  Software deemed to be a medical device, such as VMS's treatment planning software, is reviewed by the FDA in connection with the agency's clearance of the pre-market notification for the related device. Computer health information system or stand-alone software may also be subject to FDA regulations. A draft policy issued by the FDA in 1989 has been the applicable guidance for the regulation of computer products intended to affect the diagnosis or treatment of patients. The 1989 draft policy exempts certain software from regulation on the basis of "competent human intervention" occurring with the use of the software before any impact on human health would occur. The FDA is considering a revised policy, which is expected to eliminate this exemption and to base the level of regulation on the level of risk imposed by the product. It is not clear what impact such regulatory policies, if adopted, will have on clinical information systems or other medical software offered by VMS.

  VMS believes that it is in material compliance with all applicable federal, state and most foreign regulations regarding the manufacture and sale of its products. Such regulations and their enforcement are, however, constantly undergoing change, and VMS cannot predict what effect, if any, such change may have on its business. Approvals may be withdrawn for failure to comply with regulatory standards or due to the occurrence of unforeseen problems. Failure to comply with FDA regulations could result in warning letters, product approval delays or other sanctions being imposed, including restrictions on the marketing or the recall of VMS's products, injunction or civil penalties. Delays in the receipt of or failure to receive necessary regulatory approvals or the loss of existing approvals could have a material adverse effect on VMS. VMS believes that its products substantially comply with all applicable electrical safety and environmental standards, such as those of Underwriters Laboratories and IEC 601.

  VMS is also subject to FDA and Federal Trade Commission restrictions on advertising and numerous foreign, federal, state and local laws relating to such matters as safe working conditions and manufacturing practices. Changes in existing requirements, adoption of new requirements or failure to comply with applicable requirements could have a material adverse effect on VMS.

  The design, manufacture, sale or service of the medical products manufactured by VMS involve the risk of product liability claims and exposes VMS to substantial liability to patients for damages resulting from the faulty design, manufacture or servicing of such products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Certain Factors Affecting the Company's Business--Product Recalls, Product Liability and Insurance."

 Medicare and Medicaid Reimbursement

  The U.S. federal government regulates reimbursement for diagnostic examinations furnished to Medicare beneficiaries, including related physician services and capital equipment acquisition costs. For example, Medicare reimbursement for operating costs for radiation treatment performed on hospital inpatients generally is set under the Medicare prospective payment system ("PPS") diagnosis-related group ("DRG") regulations. Under PPS, Medicare pays hospitals a fixed amount for services provided to an inpatient based on his or her DRG, rather than reimbursing for the actual costs incurred by the hospital. Patients are assigned to a DRG based on their principal and secondary diagnoses, procedures performed during the hospital stay, age, gender and discharge status.

  On October 1, 1991, Medicare began to phase in over a ten-year period a prospective payment system for capital costs which incorporates an add-on to the DRG-based payment to cover capital costs and which replaces the reasonable cost-based methodology. The Balanced Budget Act of 1997 ("BBA"), enacted into law on August 5, 1997, further reduces capital payments to hospitals by 2.1% between October 1, 1997 and September 30, 2002.

  For certain hospital outpatient services, including radiation treatment, reimbursement currently is based on the lesser of the hospital's costs or charges, or a blended amount, 42% of which is based on the hospital's reasonable costs and 58% of which is based on the fee schedule amount that Medicare reimburses for such services when furnished in a physician's office. Because the Health Care Financing Administration ("HCFA") has not yet proposed regulations to implement the outpatient PPS, it is unclear what impact changes will have on payment for radiation treatment. Until January 2000, capital acquisition costs for services furnished to hospital outpatients will be reimbursed on the basis of 90% of the reasonable costs actually incurred by the hospital.

  Until January 1, 1992, Medicare generally reimbursed physicians on the basis of their reasonable charges or, for certain physicians, including radiologists, on the basis of a "charge-based" fee schedule. On January 1, 1992, Medicare began to phase in over a five-year period a new system that reimburses all physicians, based on the lower of their actual charges or a fee schedule amount based on a "resource-based relative value scale." Relative value units representing practice expenses, such as equipment costs, currently account for approximately 42% of a physician's Medicare fee schedule payment for a particular service. Under the BBA, HCFA is required to implement by July 1, 2000, a revised methodology for calculating practice expense relative value units from the current historical basis to a resource basis. HCFA already has proposed to establish two separate practice expense values for each physician service, one for when a service is furnished in a facility setting and another for when the service is performed in a physician's office. Typically, for a service that could be provided in either setting, the practice expense value would be higher when the service is performed in a physician's office as it would cover a physician's costs such as for equipment, supplies, and overhead. At this time, HCFA has yet to revise guidelines setting new practice expense values. The revisions that HCFA might make in these values could have a positive or negative affect on physician reimbursement for oncology system services provided in a facility and a positive or negative effect on physician reimbursement for oncology system services provided directly in a physician's office.

  Reimbursement for services rendered to Medicaid beneficiaries is determined pursuant to each state's Medicaid plan which is established by state law and regulations, subject to requirements of federal law and regulations. The BBA has revised the Medicaid program to allow states even more control over coverage and payment issues. In addition, the HCFA already has granted many states waivers to allow for greater control of the Medicaid program at the state level. The impact on VMS of this greater state control on Medicaid payment for diagnostic services is uncertain.

  The sale of medical devices, the referral of patients for diagnostic examinations utilizing such devices, and the submission of claims to third-party payors (including Medicare and Medicaid) seeking reimbursement for such services, are subject to various federal and state laws pertaining to health care "fraud and abuse," including physician self-referral prohibitions, anti-kickback laws, and false claims laws. Subject to certain enumerated exceptions, the federal physician self-referral law, also known as Stark II, prohibits a physician from referring Medicare or Medicaid patients to an entity in which the physician (or a family member) has an ownership interest or compensation relationship if the referral is for a "designated health service," which is defined explicitly to include radiology services. Although final regulations implementing Stark II have not yet been issued by the United States Department of Health and Human Services, proposed regulations were issued in January 1998. Under the proposed regulations, the definition of radiology services subject to the Stark II restriction would expressly exclude screening mammography services (i.e., mammography services furnished to asymptomatic patients), but not diagnostic mammography (i.e., mammography services furnished to symptomatic patients). The Stark II law, as well as physician self-referral restrictions that exist in a number of states and which apply regardless of whether Medicare or Medicaid patients are involved, may result in lower utilization of certain diagnostic procedures, which may affect the demand for VMS's products. Anti-kickback laws make it illegal to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase of medical devices from a particular manufacturer or the referral of patients to a particular supplier of diagnostic services utilizing such devices. False claims laws prohibit anyone from knowingly and willfully presenting, or causing to be presented, claims for payment to third party payers (including Medicare and Medicaid) that are false or fraudulent, for services not provided as claimed, or for medically unnecessary services. Violations of fraud and abuse laws are prosecuted by the Office of the Inspector General and are punishable by criminal and/or civil sanctions including, in some instances, imprisonment and exclusion from participation in federal health care programs such as Medicare and Medicaid.

  The executive branch of the federal government and the Congress from time to time consider various Medicare and other health care reform proposals that could significantly affect both private and public reimbursement for health care services. Some of these proposals, if enacted into law, could reduce reimbursement for or the incentive to use, diagnostic devices and procedures and thus could adversely affect the demand for diagnostic devices, including VMS's products.

 Foreign Regulation

  Sales of medical devices outside the United States are subject to regulatory requirements that vary from country to country. Specifically, certain foreign regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. For example, in July 1998, the European Union implemented a Medical Device Directive, pursuant to which VMS is required to obtain ISO 9001 certification and affix the required CE mark to its products. The CE mark is an international symbol of adherence to certain quality assurance standards and compliance with applicable European medical device directives which, once affixed, enables a product to be sold in member countries of the European Union. Several Asian countries are reviewing the possibility of adopting similar regulatory schemes. In addition, several countries are reviewing proposed regulations that would require manufacturers to dispose of their products at the end of their useful lives. There can be no assurance that VMS will not be required to incur significant costs in obtaining or maintaining its non-U.S. regulatory approvals. Delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on VMS's business, financial condition and results of operation.

Patent and Other Proprietary Rights

  As a leader in the manufacture and sale of oncology systems and x-ray tubes, VMS has pursued a policy of seeking patent, copyright, trademark and trade secret protection in the United States and other countries for developments, improvements, and inventions originating within its organization that are incorporated in VMS's products or that fall within its fields of interest. As of October 1, 1999, VMS owned approximately 67 patents in the United States and approximately 111 patents throughout the rest of the world, and had approximately 115 patent applications on file with various patent agencies worldwide. VMS intends to file additional patent applications as appropriate.

  VMS relies on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title to protect its proprietary rights. VMS has trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for its products in the marketplace. VMS also has agreements with third parties that provide for licensing of patented or proprietary technology. These agreements include royalty-bearing licenses and technology cross-licenses. While VMS places considerable importance on its licensed technology, VMS does not believe that the loss of any license would have a material adverse effect on VMS's business.

  VMS's competitors, like companies in many high technology businesses, routinely review the products of others for possible conflict with their own patent rights. Although VMS has from time to time received notices of claims from others alleging patent infringement, VMS believes that there are no pending patent infringement claims that might have a material adverse effect on the business of VMS.

Environmental Matters

  For a discussion of environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Matters."

Employees

  At October 1, 1999, VMS had a total of approximately 2,350 full-time and temporary employees worldwide, 1,710 in the United States and 640 elsewhere. This total includes 50 employees performing transition services for VSEA and VI in order to complete the separation and distribution of the information technology infrastructure.

  None of VMS's employees based in the United States are unionized or subject to collective bargaining agreements. Employees based in certain foreign countries may, from time to time, be subject to collective bargaining agreements. VMS currently considers its employee relations to be good.

  VMS's success depends to a significant extent upon a limited number of key employees and other members of senior management of VMS. The loss of the service of one or more of these key employees could have a material adverse effect on VMS. The success of VMS's future operations depends in large part on VMS's ability to recruit and retain engineers and technicians, as well as marketing, sales, service and other key personnel, who in each case are in great demand. VMS's inability to attract and retain the personnel it requires could have a material adverse effect on VMS's results of operations.

                               EXECUTIVE OFFICERS

  Certain information regarding the executive officers of VMS as of December 15, 1999 is set forth below:

           Name             Age                     Position
           ----             ---                     --------
Richard M. Levy...........   61 Dr. Levy became President and Chief Executive
 President and Chief            Officer of VMS on April 3, 1999. Prior to April
 Executive Officer              2, 1999, he was the Executive Vice President of
                                the Company responsible for the medical systems
                                business. Dr. Levy also oversaw the Company's
                                Edward L. Ginzton Technology Center in Palo
                                Alto. He joined the Company in 1968, and was
                                elevated to Executive Vice President in 1990.

Timothy E. Guertin........   50 Mr. Guertin became Corporate Vice President of
 Corporate Vice President       VMS on April 3, 1999. Prior to April 2, 1999, he
                                was Corporate Vice President and President of
                                Varian's Oncology Systems business, positions he
                                held from 1992 and 1990, respectively. Mr.
                                Guertin has held various other positions in the
                                medical systems business during his 24 years
                                with the Company.

John C. Ford..............   55 Dr. Ford became Corporate Vice President of VMS
 Corporate Vice President       on April 3, 1999. Prior to April 2, 1999, he was
                                Senior Vice President, Business Development, for
                                the Company's medical systems business, a
                                position he held from 1992. Dr. Ford has held
                                various other positions in the medical systems
                                business during his 27 years with the Company.

Robert H. Kluge...........   53 Mr. Kluge became Corporate Vice President of VMS
 Corporate Vice President       on April 3, 1999. Prior to April 2, 1999, he was
                                Vice President and General Manager of Varian's
                                x-ray tube products business, positions he held
                                from 1993. Before joining the Company in 1993,
                                he held various positions with Picker
                                International (an x-ray systems manufacturer).

Elisha W. Finney..........   38 Ms. Finney became Corporate Vice President and
 Corporate Vice President,      Chief Financial Officer of VMS on April 3, 1999.
 Chief Financial Officer        She has been Treasurer of the Company since
 and Treasurer                  January 1998. From 1988 to 1998, she was the
                                Company's Risk Manager and from 1995 to 1998,
                                Ms. Finney also served as Assistant Treasurer.
                                Ms. Finney held various other positions during
                                her 11 years with the Company.

Joseph B. Phair...........   52 Mr. Phair became Corporate Vice President,
 Corporate Vice President,      Administration of VMS on August 20, 1999.
 Administration, General        Between April 2, 1999 and August 20, 1999, he
 Counsel and Secretary          was a consultant to the Company. Mr. Phair has
                                been General Counsel of the Company since 1990
                                and Secretary since 1991. Mr. Phair was a Vice
                                President of the Company from 1990 until April
                                2, 1999, and has held various other positions in
                                the Company's legal department during his 20
                                years with the Company.

Duane A. Walstrom.........   48 Mr. Walstrom became Corporate Controller of VMS
 Corporate Controller           on April 3, 1999. Prior to April 2, 1999, he was
                                Director, Accounting of the Company, a position
                                he held since 1985. Mr. Walstrom held various
                                other accounting and finance positions during
                                his 17 years with the Company.

Item 2. Properties

  VMS's executive offices and oncology management and manufacturing facilities are located in Palo Alto, California on 30 acres of land under a leasehold which expires from 2012 through 2058. These facilities are owned by the Company and contain an aggregate floor space of 248,902 square feet. The Ginzton Technology Center is located in Mountain View, California under a lease that expires in 2004. VMS manufacturing facilities are located in Salt Lake City, Utah; Charleston, South Carolina; Crawley, England; Baden, Switzerland; and Helsinki, Finland. VMS's 40 service and sales facilities also are located throughout the world, with 20 located outside of the United States, including Australia, Brazil, China, Denmark, Finland, France, Germany, Hong Kong, Italy, Japan, The Netherlands, Spain, Switzerland, Thailand and the United Kingdom.

  The following is a summary of the Company's properties at October 1, 1999:

                         Land (Acres) Buildings (000's Sq. Ft.)    Number of Buildings
                         ------------ ---------------------------  ---------------------
                         Owned Leased    Owned         Leased        Owned      Leased
                         ----- ------ ------------  -------------  ---------  ----------
United States...........   38    30             521           340           7         26
International...........    2   --               46           118           1         26
                          ---   ---    ------------  ------------   ---------  ---------
                           40    30             567           458           8         52

  Utilization of facilities by segment is shown in the following table:

                                             Buildings (000's Sq. Ft.)
                                     --------------------------------------------
                                          Manufacturing,
                                        Administrative and
                                      Research & Development
                                     --------------------------
                                               Non-              Marketing
                                      U.S.     U.S.     Total   and Service Total
                                     -------  -------  -------- ----------- -----
Oncology Systems....................     215       65       280     211       491
X-ray Products......................     386        3       389       9       397
Ginzton Technology Center...........      26        2        28       4        32
                                     -------  -------   -------     ---     -----
  Total Operations..................     627       70       697     223       920
Other Operations....................      88       17       105     --        105
                                     -------  -------   -------     ---     -----
  Total.............................     715       87       802     223     1,025

  Other Operations includes manufacturing support.

  The management of VMS does not believe that there is any material long-term excess capacity in its facilities, although utilization is subject to change based on customer demand. The management of VMS believes that its facilities and equipment generally are well maintained, in good operating condition and suitable for VMS's purposes and adequate for present operations.

Item 3. Legal Proceedings

  Set forth below is information on the current status of previously reported legal proceedings.

  VMS is a party to three related federal actions involving claims by independent service organizations ("ISOs") that its policies and business practices relating to replacement for Oncology Systems' parts violate the antitrust laws (the "ISOs Litigation"). The ISOs purchase replacement parts from VMS and compete with it for the servicing of linear accelerators made by VMS. In response to several threats of litigation regarding the legality of VMS's parts policy, VMS filed a declaratory judgment action in a U. S. District Court in 1996 seeking a determination that its new policies are legal and enforceable and damages against two of the ISOs for misappropriation of VMS's trade secrets, unfair competition, copyright infringement and related claims. Subsequently, four of the defendants filed separate claims in other jurisdictions raising issues allegedly related to those in the declaratory relief action and seeking injunctive relief against VMS and damages against VMS in the amount of $10 million for each plaintiff. The defendants' motion for a preliminary injunction in U. S. District Court in Texas with respect to the VMS's was defeated. The ISOs defendants amended the complaint to include class action allegations, allege a variety of other anti-competitive business practices and filed a motion for class certification, which was heard by the
U. S. District Court in Texas in July 1999. No decision, however, has been entered.

  Following the Distribution, VMS retained the liabilities related to the medical systems business prior to the Distribution, including the ISOs Litigation. In addition, under the terms of the Distribution Agreement, the Company agreed to manage and defend liabilities related to legal proceedings and environmental matters arising from corporate or discontinued operations of the Company prior to the Distribution. Under the terms of the Distribution Agreement, VI and VSEA generally are each obligated to indemnify VMS for one-third of these liabilities (after adjusting for any insurance proceeds realized or tax benefits recognized by VMS), including certain environmental-related liabilities described below, and to fully indemnify VMS for liabilities arising from the operations of the business transferred to each prior to the Distribution. The availability of such indemnities will depend upon the future financial strength of VI and VSEA. No assurance can be given that the relevant company will be in a position to fund such indemnities. It is also possible that a court would disregard this contractual allocation of indebtedness, liabilities and obligations among the parties and require VMS to assume responsibility for obligations allocated to another party, particularly if such other party were to refuse or was unable to pay or perform any of its allocated obligations. In addition, the Distribution Agreement generally provides that if a court prohibits a company from satisfying its indemnification obligations, then such indemnification obligations will be shared equally between the two other companies.

  VMS is also involved in certain other legal proceedings arising in the ordinary course of its business. While there can be no assurances as to the ultimate outcome of any litigation involving VMS, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on VMS's financial position or results of operations.

  The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites where Varian is alleged to have shipped manufacturing waste for recycling or disposal. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian facilities (including facilities disposed of in connection with Varian's sale of its Electron Devices business during 1995 and the sale of its Thin Film Systems business during 1997). Under the terms of the Distribution Agreement, VI and VSEA are each obligated to indemnify VMS for one-third of these environmental-related investigation and remediation costs (after adjusting for any insurance proceeds realized or tax benefits recognized by VMS). Expenditures for environmental investigation and remediation amounted to $0.9 million in fiscal year 1999, $1.7 million in fiscal year 1998 and $0.8 million in fiscal year 1997, net of amounts that would have been borne by VI and VSEA.

  For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of October 1, 1999, VMS nonetheless estimated that VMS's future exposure (net of VI and VSEA's indemnification obligations) for environmental-related investigation and remediation costs for these sites ranged in the aggregate from $12.4 million to $29.8 million. The time frame over which VMS expects to incur such costs varies with each site, ranging up to approximately 30 years as of October 1, 1999. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $12.4 million in estimated environmental costs as of October 1, 1999. The amount accrued has not been discounted to present value.

  As to other sites and facilities, VMS has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of October 1, 1999, VMS estimated that its future exposure

(net of VI and VSEA's indemnification obligations) for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $22.9 million to $39.0 million. The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of October 1, 1999. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $26.7 million at October 1, 1999. VMS accordingly accrued $11.9 million, which represents its best estimate of the future costs discounted at 4%, net of inflation. This accrual is in addition to the $12.4 million described in the preceding paragraph.

  The foregoing amounts are only estimates of anticipated future environmental-related costs, and the amounts actually spent may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites and facilities involved. VMS believes that most of these cost ranges will narrow as investigation and remediation activities progress. VMS believes that its reserves are adequate, but as the scope of its obligations becomes more clearly defined, these reserves (and the associated indemnification obligations of VI and VSEA) may be modified and related charges against earnings may be made.

  Although any ultimate liability arising from environmental-related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to VMS's financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental-related events (and assuming VI and VSEA satisfy their indemnification obligations), management believes that the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of VMS.

  VMS evaluates its liability for environmental-related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which VMS believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, Varian filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. Varian received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental-related expenditures, and VMS therefore has a $3.6 million receivable in Other Assets at October 1, 1999. VMS believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although VMS intends to aggressively pursue additional insurance and other recoveries, VMS has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

Item 4. Submission of Matters to a Vote of Security Holders

  Inapplicable.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

  The Company's common stock is traded on the New York Stock Exchange and Pacific Exchange under the symbol VAR. The following table sets forth, for the periods indicated, the highest and lowest closing sales prices for Varian's common stock as reported in the consolidated transaction reporting system for the New York Stock Exchange in fiscal year 1998 and for the first half of fiscal year 1999.

                                                             High      Low
                                                             ----      ----
   Fiscal Year 1998
     First Quarter.......................................... $66 3/4   $47 3/4
     Second Quarter.........................................  58 3/8    47 1/2
     Third Quarter..........................................  53 15/16  38 3/16
     Fourth Quarter.........................................   43       31 13/16
   Fiscal Year 1999
     First Quarter..........................................  41 1/16   32 7/16
     Second Quarter.........................................   43       31 3/4

  On April 2, 1999, the end of the first half of fiscal year 1999, Varian distributed to its stockholders all of the outstanding shares of common stock of each of VI and VSEA. Following the Distribution, the highest and lowest closing sales prices for VMS's common stock as so reported were:

                                                               High     Low
                                                               ----     ----
   Fiscal Year 1999
     Third Quarter............................................ $25 1/4  $16 5/8
     Fourth Quarter...........................................  24 3/16  19 7/16

  Varian declared cash dividends of $0.09 in the first quarter of fiscal year 1998, and $0.10 in each quarter thereafter through the first quarter of fiscal year 1999. Since the Distribution, the Company has not paid any dividends on the common stock and does not currently anticipate paying dividends on the common stock for the foreseeable future. Further, the existing financing arrangements of the Company contain provisions that limit the ability of the Company to pay dividends.

  As of December 15, 1999, there were approximately 5,184 holders of record of the Company's common stock.

Item 6. Selected Financial Data

  The following selected statements of earnings and balance sheet data of the Company as of and for the fiscal years ended September 29, 1995, September 27, 1996, September 26, 1997, October 2, 1998 and October 1, 1999 have been derived from the Company's audited consolidated financial statements. The financial data set forth below should be read in conjunction with the consolidated financial statements of the Company and related notes thereto, the supplemental data and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                               Fiscal Years
                              ------------------------------------------------
                               1999      1998      1997      1996      1995
                              ------------------ --------- --------- ---------
                              (Dollars in millions, except per share amounts)
Summary of Operations:
Sales........................ $ 590.4  $   541.5 $   474.3 $   467.5 $   500.1
                              -------  --------- --------- --------- ---------
Earnings from Continuing Op-
 erations before Taxes....... $  18.2  $    36.0 $    29.2 $    25.0 $    50.3
  Taxes on earnings.......... $  10.0  $     9.9 $     9.2 $     7.4 $    16.4
                              -------  --------- --------- --------- ---------
Earnings from Continuing Op-
 erations.................... $   8.2  $    26.1 $    20.0 $    17.6 $    33.9
Earnings from Discontinued
 Operations, Net of Taxes.... $ (32.4) $    47.7 $    95.6 $   104.5 $   105.4
                              -------  --------- --------- --------- ---------
Net Earnings (Loss).......... $ (24.2) $    73.8 $   115.6 $   122.1 $   139.3
                              =======  ========= ========= ========= =========
Net Earnings (Loss) Per
 Share-Basic
  Continuing Operations...... $  0.27  $    0.87 $    0.66 $    0.57 $    1.01
  Discontinued Operations.... $ (1.07) $    1.60 $    3.13 $    3.36 $    3.13
                              -------  --------- --------- --------- ---------
Net Earnings (Loss) Per
 Share-Basic................. $ (0.80) $    2.47 $    3.79 $    3.93 $    4.14
                              =======  ========= ========= ========= =========
Net Earnings (Loss) Per
 Share-Diluted
  Continuing Operations...... $  0.27  $    0.86 $    0.64 $    0.55 $    0.97
  Discontinued Operations.... $ (1.06) $    1.57 $    3.03 $    3.26 $    3.00
                              -------  --------- --------- --------- ---------
Net Earnings (Loss) Per
 Share-Diluted............... $ (0.79) $    2.43 $    3.67 $    3.81 $    3.97
                              =======  ========= ========= ========= =========
Dividends Declared Per
 Share....................... $  0.10  $    0.39 $    0.35 $    0.31 $    0.27
                              =======  ========= ========= ========= =========
Financial Position at Year
 End:
Working capital.............. $ 112.4  $   334.9 $   349.2 $   293.9 $   257.0
Total assets................. $ 539.2  $ 1,218.3 $ 1,104.3 $ 1,018.9 $ 1,003.8
Short-term borrowings........ $  35.6  $    46.8 $    18.7 $     4.4 $     1.8
Long-term borrowings......... $  58.5  $   111.1 $    73.2 $    60.3 $    60.3
Stockholders' equity......... $ 185.0  $   557.5 $   524.6 $   467.9 $   394.9

  The Summary of Operations data presented above for all periods has been restated to reflect as discontinued operations the activities associated with the Company's former semiconductor equipment business and its instrument business which were transferred to VSEA and VI, respectively, and the shares of those entities distributed to the Company's stockholders on April 2, 1999. The balance sheet data as of October 1, 1999 also reflects the Distribution. Fiscal year 1999 results from continuing operations include net reorganization related charges of $29.7 million ($25.7 million after-tax or $0.84 per diluted share.) This selected financial data should be read in conjunction with the related consolidated financial statements and notes thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

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

  The business retained by the Company consists of its medical systems business, principally the sales and service of oncology systems, and the sales of x-ray tubes and imaging subsystems. Immediately following the Distribution, the Company changed its name to Varian Medical Systems, Inc. ("VMS").

  The financial statements included in this report present VI and VSEA as discontinued operations pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The net operating results of VI and VSEA are reported as "Earnings (Loss) from Discontinued Operations-Net of Taxes." In determining the items attributable to these businesses, the Company, among other things, allocated certain Varian corporate assets (including pension assets), liabilities (including profit-sharing and pension benefits), and expenses (including legal, accounting, employee benefits, insurance, information technology services, treasury and other corporate overhead) to VI and VSEA. While management believes the methods used to allocate the amount of these items to VI and VSEA are reasonable, the balances retained by the Company are not necessarily indicative of the amounts that would have been recorded by the Company had the Distribution occurred prior to the dates of the financial statements affected by these allocations, or that have been recorded by the Company after the Distribution or that will be recorded in the future. The following discussion and analysis pertains to the continuing operations of the Company, unless otherwise noted.

  This discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report, as well as the information contained under "Certain Factors Affecting the Company's Business" below.

Results of Operations

 Fiscal Year

  VMS's fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 1999 comprises the 52-week period ended on October 1, 1999. Fiscal years 1998 and 1997 comprise the 53- and 52-week periods ended on October 2, 1998 and September 26, 1997, respectively.

 Fiscal Year 1999 Compared to Fiscal Year 1998

  Sales. VMS's sales of $590 million in fiscal year 1999 were 9% higher than its sales of $541 million in fiscal year 1998. International sales were $318 million, or 54% of sales, in fiscal year 1999, compared to $299 million, or 55% of sales, in fiscal year 1998. Sales to customers in Japan were $75 million in fiscal year 1999 compared to $68 million in fiscal year 1998.

  Oncology Systems sales increased 13%, amounting to $459 million, or 78% of VMS's sales, in fiscal year 1999, compared to $405 million, or 75% of sales, in fiscal year 1998. Oncology Systems sales in North America, Europe, Asia and the rest of the world amounted to $229 million, $155 million, $54 million and $21 million in fiscal year 1999, and $202 million, $149 million, $31 million and $23 million in fiscal year 1998, respectively. Fourth quarter sales represented 34% of total sales in fiscal year 1999 and 33% in fiscal year 1998.

  X-ray Products sales were $123 million, or 21% of VMS's sales, in fiscal year 1999, compared to $131 million, or 24% of sales, in fiscal year 1998. Sales of x-ray tubes and imaging subsystems in North America, Europe, Asia and the rest of the world amounted to $38 million, $28 million, $54 million and $3 million in fiscal year 1999 and $38 million, $33 million, $56 million and $4 million in fiscal year 1998, respectively. The 6% decrease in x-ray tubes and imaging subsystems sales between fiscal year 1999 and fiscal year 1998 reflected continuing decrease in x-ray tube sales volumes due in part to continued consolidation of original equipment manufacturer customers.

  GTC sales were $8 million in fiscal year 1999, compared to $5 million in fiscal year 1998. The increase was due to an increase in brachytherapy sales.

  Gross Profit. VMS recorded gross profit of $210 million in fiscal year 1999 and $195 million in fiscal year 1998. As a percentage of sales, gross profit was 36% of sales in both fiscal year 1999 and in fiscal year 1998. Gross profit as a percentage of sales of Oncology Systems and X-ray Products which includes imaging subsystems were 37% and 34%, respectively, in both fiscal year 1999 and fiscal year 1998.

  Research and Development. VMS's research and development expenses were $40 million in fiscal year 1999 compared to $39 million in fiscal year 1998, amounting to 7% of sales in both years.

  Selling, General and Administrative. VMS's selling, general and administrative expenses were $116 million, or 20% of sales, in fiscal year 1999 compared to $118 million, or 22% of sales, in fiscal year 1998. The decrease relates primarily to the inclusion of allocated general overhead costs for all of fiscal year 1998 compared to only the first six months of fiscal year 1999. These expenses consist primarily of corporate costs incurred prior to the Distribution which cannot be allocated to discontinued operations under generally accepted accounting principles. Selling expenses increased proportionally to the increase in sales from fiscal year 1998 to fiscal year 1999.

  Reorganization Costs. Fiscal year 1999 expenses included net reorganization charges of $29.7 million, of which $24.9 million was incurred as a result of the Distribution and $4.8 million was incurred as a result of VMS's restructuring of its X-ray Products segment by the closing of a manufacturing facility in Arlington Heights, Illinois to consolidate manufacturing at VMS's existing facilities in Salt Lake City, Utah. The $29.7 million net charge includes $34.3 million for retention bonuses for employee services provided prior to October 1, 1999, employee severance and executive compensation; $21.0 million for legal, accounting, printing and investment banking fees; $1.7 million for foreign taxes (excluding income taxes) resulting from the international reorganization of the Company's subsidiaries in connection with the Distribution; and $6.8 million in other costs associated with the Distribution and restructuring; partially offset by a $34.1 million gain on the sale of the Company's aircraft and long-term leasehold interests in certain of its Palo Alto facilities, together with the related buildings, and other corporate assets.

  The following table sets forth certain details associated with these net reorganization charges (in thousands of dollars):

                          Reorganization     Cash
                            Costs as of   (Payments)   Non-Cash     Accrual at
                          October 1, 1999  Receipts  Transactions October 1, 1999
                          --------------- ---------- ------------ ---------------
Retention bonuses,
 severance, and
 executive
 compensation...........     $ 34,307      $(29,800)   $    --        $4,507
Legal, accounting,
 printing and investment
 banking fees...........       20,982       (19,190)        --         1,792
Gain on sale of real
 estate and corporate
 assets.................      (34,098)       50,948     (16,850)         --
Foreign taxes (excluding
 income taxes)..........        1,700           (18)     (1,006)         676
Other...................        6,777        (4,393)     (1,016)       1,368
                             --------      --------    --------       ------
                             $ 29,668      $ (2,453)   $(18,872)      $8,343
                             ========      ========    ========       ======

  It is anticipated that a majority of the remaining accrual will be paid during fiscal year 2000.

  Taxes on Earnings. The Company's effective tax rate was 55% in fiscal year 1999, compared to 27% in fiscal year 1998. The fiscal year 1999 rate is significantly higher than the fiscal year 1998 rate principally due to the non-deductibility of certain reorganization costs related to the Distribution.

  Interest expense, net. VMS's net interest expense was $6.1 million in fiscal year 1999 compared to $2.4 million in fiscal year 1998. In connection with the Distribution, the Company contributed $119 million to VSEA and VI, resulting in lower cash balances and lower interest income. In addition, interest expense increased due primarily to higher levels of short-term borrowings.

  Net Earnings. The Company's net earnings from continuing operations were $8 million in fiscal year 1999, compared to net earnings of $26 million in fiscal year 1998. The decrease in net earnings is primarily attributable to reorganization-related net expenses associated with the Distribution.

 Fiscal Year 1998 Compared to Fiscal Year 1997

  Sales. VMS's sales of $541 million in fiscal year 1998 were 14% higher than its sales of $474 million in fiscal year 1997. Fourth fiscal quarter sales were significant in both years, accounting for $179 million of sales in fiscal year 1998 and $158 million of sales in fiscal year 1997, amounting to 33% of sales in each fiscal year.

  Oncology Systems sales were $405 million, or 75% of total sales, in fiscal year 1998, compared to $337 million, or 71% of sales, in fiscal year 1997. X-ray Products sales were $131 million, or 24% of VMS's sales, in fiscal year 1998, compared to $130 million, or 27% of sales, in fiscal year 1997. Oncology Systems sales accounted for essentially all of the increase in sales in fiscal year 1998. The 20% increase in sales of Oncology Systems between fiscal year 1997 and fiscal year 1998 reflects both an increase in volume of products and services sold and the acquisition of the radiotherapy services business from the General Electric Company ("the RS Business") in December 1997. GTC sales were $5 million in fiscal year 1998, compared to sales of $7 million in fiscal year 1997 due to the slight decrease in revenues from customer-funded research projects in fiscal year 1998.

  By product line, Oncology Systems sales in North America, Europe, Asia and the rest of the world amounted to $202 million, $149 million, $31 million and $23 million in fiscal year 1998, and $190 million, $89 million, $43 million and $15 million of sales in fiscal year 1997, respectively, while sales of x-ray tubes and imaging subsystems in North America, Europe, Asia and the rest of the world amounted to $38 million, $33 million, $56 million and $4 million in fiscal year 1998, and $34 million, $31 million, $63 million and $2 million in fiscal year 1997, respectively. The economic difficulties in Asia were responsible for the reduction in Asian sales between fiscal year 1997 and 1998, however sales to customers in Japan were relatively flat representing $68 million in fiscal year 1998 compared to $67 million in fiscal year 1997.

  Gross Profit. VMS's gross profit of $195 million in fiscal year 1998 was 36% of sales, compared to $164 million, or 34.5% of sales, in fiscal year 1997. The increase in gross profit as a percentage of sales from fiscal year 1997 to fiscal year 1998 was primarily attributable to the increase in Oncology Systems sales relative to the fixed components of overhead and, to a lesser extent, a shift in oncology systems sales to a higher mix of ancillary products that bear a higher margin. In addition, gross profit was positively influenced by a favorable LIFO adjustment in 1998. Gross profit as a percentage of sales of Oncology Systems amounted to 37% in fiscal year 1998, compared to 35% in fiscal year 1997. Gross profit as a percentage of sales of x-ray tubes and imaging subsystems was flat at 34% in both fiscal year 1998 and fiscal year 1997, despite production start-up costs for new digital imaging products.

  Research and Development. VMS's research and development expenses of $39 million in fiscal year 1998, were 26% higher than the $31 million of such expenses in fiscal year 1997, representing approximately 7% of sales in both fiscal years 1998 and 1997. The increase on an absolute basis was primarily attributable to the Company's investments in new digital radiographic imaging products, new oncology administrative and imaging software, improvements in oncology systems multileaf collimator products and new x-ray tube platforms.

  Selling, General and Administrative. VMS's selling, general and administrative expenses of $118 million were 22% of sales in fiscal year 1998, compared to $100 million, or 21% of sales, in fiscal year 1997. The increase, in absolute terms, resulted from the acquisition of a Japanese distributor, higher international commission expenses, the expansion of VMS's sales and marketing forces and amortization of goodwill and trade receivables write-offs.

  Taxes on Earnings. The Company's effective tax rate was 27% in fiscal year 1998, compared to 31.5% in fiscal year 1997. The fiscal year 1998 and fiscal year 1997 rates were lower than the U.S. federal statutory rate due to the tax benefits arising from the use of a foreign sales corporation. In addition, the fiscal year 1998 rate was lower than the fiscal year 1997 rate due to the impact of higher earnings in low-tax foreign countries.

  Net Earnings. The Company's net earnings from continuing operations in fiscal year 1998 were $26 million, or 4.8% of sales, an increase of 31% over the $20 million of net earnings, or 4% of sales, in fiscal year 1997. The increase in net earnings was primarily the result of increased sales volume.

Liquidity and Capital Resources

  Prior to the Distribution, the Company historically incurred or managed debt at the parent level. Under the Distribution Agreement, (1) the Company was required to contribute to VSEA such cash and cash equivalents so that VSEA would have $100 million in cash and cash equivalents, net worth (as defined in the Distribution Agreement) of at least $150 million and consolidated debt (as defined in the Distribution Agreement) of no more than $5 million and (2) VI was required to assume 50% of the outstanding indebtedness under the Company's term loans and have transferred to it such portion of the indebtedness under the Company's notes payable and such amount of cash and cash equivalents so that as of the time of the Distribution, VMS and VI would each have net debt (defined in the Distribution Agreement as the amount outstanding under the term loans and the notes payable, less cash and cash equivalents) equal to approximately 50% of the net debt of the Company. As a result, the Company transferred $119 million in cash and cash equivalents to VSEA and VI, and VSEA and VI assumed $69 million in debt. Certain future adjustments or payments may be required under the provisions of the Distribution Agreement or the Distribution Related Agreements. VMS may be required to make cash payments to VI or VSEA, or may be entitled to receive cash payments from VI or VSEA. The amounts of such adjustments, if any, are not expected to be material.

  At October 1, 1999, long-term debt amounted to $58.5 million of term loans and $35.6 million of short-term notes payable. Interest rates on the Company's outstanding term loans on this date ranged from 6.70% to 7.15% and the weighted average interest rate on these term loans was 6.82%. As of October 1, 1999, the weighted average interest rate on the Company's notes payable was 6.1%. The term loans contain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results.

  At October 1, 1999, the Company had $25.1 million in cash and cash equivalents, the majority of which was held abroad, compared to $149.7 million at October 2, 1998. Operating activities used cash of $33.6 million in fiscal year 1999, compared to providing cash of $127.8 million in fiscal year 1998 and $44.9 in fiscal year 1997. The largest difference between fiscal year 1998 and fiscal year 1999 relates to the decrease in net income, including discontinued operations, from a $24.2 million loss in fiscal year 1999, compared to $73.8 million in earnings in fiscal year 1998. Operating activities provided cash of $127.8 million in fiscal year 1998 compared to $44.9 million in fiscal year 1997. The increase in cash provided by operating activities was due primarily to a decrease in accounts receivable. Investing activities provided $12.9 million of cash in fiscal year 1999, including the proceeds of $54.3 million from the sale of the Company's long-term leasehold interests in certain of its Palo Alto facilities, related buildings and certain other corporate assets, which was partially offset by $39.4 million used to purchase property, plant and equipment. In contrast, investing activities in fiscal year 1998 used $143.1 million of cash, with $47.0 million used to purchase property, plant and equipment and $105.5 million used to acquire businesses, including the purchase of the RS Business. Investing activities in fiscal year 1997 provided $49.7 million of cash, including $145.5 million in proceeds from the sale of VSEA's Thin Film System business, partially offset by $34.3 million used to purchase various businesses and $55.1 to purchase property and equipment. Financing activities, primarily the aggregate of $119.3 million contributed to VI and VSEA in connection with the Distribution, somewhat offset by $15.7 million in proceeds received from employees to purchase common stock, used net cash of $104.7 million in fiscal year 1999. Financing activities in fiscal year 1998 provided $19.3 million of cash. Additional long-term borrowings of $38.0 million and net borrowings of $27.6 million on short-term obligations were offset by $34.5 million used to repurchase shares of the Company's stock (net of $19.7 million of proceeds received from employees to purchase common stock) and $14.3 million used to pay dividends. Financing activities in fiscal year 1997, in which the Company increased long-term borrowings by $25.0 million, used $40.0 million of cash. In fiscal year 1997, the Company used $56.5 million to repurchase shares of the Company's stock (net of $38.2 million of proceeds received from employees to purchase common stock) and $10.4 million to pay dividends.

  Total debt as a percentage of total capital increased to 33.7% at fiscal year end 1999 from 22.1% at fiscal year end 1998. The ratio of current assets to current liabilities was 1.42 to 1 at fiscal year end 1999 compared to 1.66 to 1 at fiscal year end 1998. VMS had $78.2 million available in unused, uncommitted lines of credit at October 1, 1999. Following the end of fiscal year 1999, VMS added an additional $50 million committed revolving credit facility.

  VMS expects that its future capital expenditures will continue to approximate 2.5% of sales in each fiscal year. The Company anticipates spending less than $1 million to complete the split of the jointly owned information technology infrastructure and $2.7 million in spin-related capital expenditures related to changes in facilities during the first three quarters of fiscal year 2000. Further, in May 1999, the VMS agreed to invest $5 million over the following twelve months in a consortium to participate in the consortium's acquisition of a majority interest in an entity that supplies VMS with amorphous silicon thin-film transistor arrays for its imaging products of which $2.5 million was funded in July 1999, and of which $2.5 million will be funded in fiscal year 2000 and VMS may recognize a loss beginning in fiscal year 2000 or in future fiscal years of up to $5 million on its equity investment.

  The Company is a party to three related federal actions involving claims by independent service organizations ("ISOs") that the Company's policies and business practices relating to replacement parts violate the antitrust laws (the "ISOs Litigation"). The ISOs purchase replacement parts from VMS and compete with it for the servicing of linear accelerators made by VMS. In response to several threats of litigation regarding the legality of VMS's parts policy, the Company filed a declaratory judgment action in a U.S. District Court in 1996 seeking a determination that its new policies are legal and enforceable and damages against two of the ISOs for misappropriation of VMS's trade secrets, unfair competition, copyright infringement and related claims. Subsequently, four of the defendants filed separate claims in other jurisdictions raising issues allegedly related to those in the declaratory relief action and seeking injunctive relief against the Company and damages against the Company in the amount of $10 million for each plaintiff. The defendants' motion for a preliminary injunction in U.S. District Court in Texas with respect to the VMS's policies was defeated. The ISOs defendants amended the complaint to include class action allegations, allege a variety of other anti-competitive business practices and filed a motion for class certification, which was heard by the U.S. District Court in Texas in July 1999. No decision, however, has been entered.

  Following the Distribution, VMS retained the liabilities related to the medical systems business prior to the Distribution, including the ISOs Litigation. In addition, under the terms of the Distribution Agreement, the Company agreed to manage and defend liabilities related to legal proceedings and environmental matters arising from corporate or discontinued operations of the Company prior to the Distribution. Under the terms of the Distribution Agreement, VI and VSEA generally are each obligated to indemnify VMS for one-third of these liabilities (after adjusting for any insurance proceeds realized or tax benefits recognized by VMS), including certain environmental-related liabilities described below, and to fully indemnify VMS for liabilities arising from the operations of the business transferred to each prior to the Distribution. The availability of such indemnities will depend upon the future financial strength of VI and VSEA. No assurance can be given that the relevant company will be in a position to fund such indemnities. It is also possible that a court would disregard this contractual allocation of indebtedness, liabilities and obligations among the parties and require VMS to assume responsibility for obligations allocated to another party, particularly if such other party were to refuse or was unable to pay or perform any of its allocated obligations. In addition, the Distribution Agreement generally provides that if a court prohibits a company from satisfying its indemnification obligations, then such indemnification obligations will be shared equally between the two other companies.

  VMS is also involved in certain other legal proceedings arising in the ordinary course of its business. While there can be no assurances as to the ultimate outcome of any litigation involving VMS, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on the VMS's financial position, results of operations or cash flows.

  VMS's liquidity is affected by many factors, some related to the normal ongoing operations of the business and others related to the markets for its products and conditions in the U.S. and global economies generally. Although the Company's cash requirements will fluctuate as a result of the shifting influence of these factors, management believes that existing cash, cash generated from operations and the Company's borrowing capability will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements for fiscal year 2000.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting and Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for VMS's fiscal year 2001. VMS has not yet determined the impact of its implementation on the Company's consolidated financial statements.

Environmental Matters

  VMS's operations are subject to various foreign, federal, state and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. This includes discharges into soil, water and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances. In addition, several countries are reviewing proposed regulations that would require manufacturers to dispose of their products at the end of a product's useful life. These laws have the effect of increasing costs and potential liabilities associated with the conduct of such operations.

  The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), at nine sites where Varian is alleged to have shipped manufacturing waste for recycling or disposal. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian facilities (including facilities disposed of in connection with the Company's sale of its Electron Devices business during 1995, and the sale of its Thin Film Systems business during 1997). Under the terms of the Distribution Agreement, VI and VSEA are each obligated to indemnify VMS for one-third of these environmental-related investigation and remediation costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). Expenditures for environmental investigation and remediation amounted to $0.9 million in fiscal year 1999, $1.7 million in fiscal year 1998 and $0.8 million in fiscal year 1997, net of amounts that were, or would have been, borne by VI and VSEA.

  For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of October 1, 1999, VMS nonetheless estimated that VMS's future exposure (net of VI and VSEA's indemnification obligations) for environmental-related investigation and remediation costs for these sites ranged in the aggregate from $12.4 million to $29.8 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to approximately 30 years as of October 1, 1999. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $12.4 million in estimated environmental costs as of October 1, 1999. The amount accrued has not been discounted to present value.

  As to other sites and facilities, VMS has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of October 1, 1999, VMS estimated that VMS's future exposure (net of VI and VSEA's indemnification obligations) for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $22.9 million to $39.0 million. The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of October 1, 1999. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $26.7 million at October 1, 1999. VMS accordingly accrued $11.9 million, which represents its best estimate of the future costs discounted at 4%, net of inflation. This accrual is in addition to the $12.4 million described in the preceding paragraph.

  At October 1, 1999, the Company's reserve for environmental liabilities, based upon future environmental related costs estimated by the Company as of that date, was calculated as follows:

                                                            Non-       Total
                                                Recurring Recurring Anticipated
                                                  Costs     Costs   Future costs
                                                --------- --------- ------------
                                                     (Dollars in millions)
   Fiscal Year:
   ------------
   2000........................................   $ 1.2     $2.8       $  4.0
   2001........................................     1.3      1.1          2.4
   2002........................................     1.4      0.0          1.4
   2003........................................     1.3      0.0          1.3
   2004........................................     1.4      0.0          1.4
   Thereafter..................................    27.2      1.4         28.6
                                                  -----     ----       ------
   Total costs.................................   $33.8     $5.3         39.1
                                                  =====     ====
   Less imputed interest.......................                         (14.8)
                                                                       ------
   Reserve amount..............................                        $ 24.3
                                                                       ======

  The amounts set forth in the foregoing table are only estimates of anticipated future environmental-related costs, and the amounts actually spent may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites and facilities involved. VMS believes that most of these cost ranges will narrow as investigation and remediation activities progress. VMS believes that its reserves are adequate, but as the scope of its obligations becomes more clearly defined, these reserves (and the associated indemnification obligations of VI and VSEA) may be modified and related charges against earnings may be made.

  Although any ultimate liability arising from environmental-related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to VMS's financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental-related events (and assuming VI and VSEA satisfy their indemnification obligations), management believes that the costs of these environmental related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of VMS.

  VMS evaluates its liability for environmental-related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which VMS believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. The Company received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental-related expenditures, and VMS therefore has a $3.6 million receivable in Other Assets at October 1, 1999. VMS believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although VMS intends to aggressively pursue additional insurance and other recoveries, VMS has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

  Varian's present and past facilities have been in operation for many years, and over that time in the course of those operations, such facilities have used substances which are or might be considered hazardous, and Varian has generated and disposed of wastes which are or might be considered hazardous. Therefore, it is possible that additional environmental issues may arise in the future that VMS cannot now predict.

Year 2000

  General. The "Year 2000" problem refers to computer programs and other equipment with embedded microprocessors ("non-IT systems") which use only the last two digits to refer to a year, and which, therefore, might not properly recognize a year that begins with "20" instead of the familiar "19." As a result, those computer programs and non-IT systems might be unable to operate or process accurately certain date-sensitive data before or after January 1, 2000. Because VMS relies heavily on computer programs and non-IT systems, and relies on third parties which themselves rely on computer programs and non-IT systems, the Year 2000 problem, if not addressed, could adversely effect VMS's business, results of operations or financial condition.

  State of Readiness. VMS previously initiated a comprehensive assessment of potential Year 2000 problems with respect to (1) the Company's internal system, (2) the Company's products and (3) significant third parties with which the Company does business.

  VMS has substantially completed its assessment of potential Year 2000 problems in internal systems, which systems have been categorized as follows, in order of importance: (a) enterprise information systems; (b) enterprise networking and telecommunications; (c) factory-specific information systems;
(d) non-IT systems; (e) computers and packaged software; and (f) facilities systems. Upgrade of (a) enterprise information systems, (b) enterprise networking and telecommunications and item (f) facilities, is complete. As of October 1, 1999, upgrade of factory specific information was 94% complete; upgrade of non-IT systems was 95% complete, and upgrade of computers and packaged software was 95% complete. The Company expects the upgrade of remaining items to be essentially complete prior to the end of December 1999.

  VMS also initiated an assessment of potential Year 2000 problems in its current and previously-sold products. With respect to current products, that assessment and corrective actions are substantially complete, and VMS believes that all of its current products are Year 2000 capable; however, that conclusion is based in part on Year 2000 assurances or warranties from suppliers of computer programs and non-IT systems which are integrated into or sold with VMS's current products.

  With respect to previously-sold products, VMS focused its assessments on products that are subject to regulatory requirements with respect to Year 2000, including FDA requirements for medical devices, rather than assessing Year 2000 preparedness of every product it has ever sold. VMS also focused its assessments on products that will be under written warranties or are still relatively early in their useful lives, are more likely to be dependent on non-IT systems that are not Year 2000 capable and cannot be easily upgraded with readily available externally-utilized computers and packaged software and/or could pose a safety hazard. Where these now completed assessments identified previously-sold products that were not Year 2000 capable, VMS in some cases developed and offered to sell upgrades or retrofits, identify corrective measures which the customer could itself undertake or identify for the customer other suppliers of upgrades or retrofits. For a few products VMS decided to perform upgrades at its own expense. These costs have not been material. Remaining upgrades are expected to be completed before December 31, 1999.

  The Company has substantially completed assessing the potential Year 2000 problems of third parties with which VMS has material relationships, which are primarily suppliers of products or services. These assessments identified and prioritized critical suppliers, reviewed those suppliers' written assurances on their own assessments and correction of Year 2000 problems, and developed appropriate contingency plans for those suppliers which might not be adequately prepared for Year 2000 problems.

  Costs. VMS estimates that through October 1, 1999 it had incurred approximately $1.1 million to assess and correct Year 2000 problems. VMS estimates that it will incur approximately $100,000 in additional costs to assess and correct Year 2000 problems, which costs are expected to be incurred in the first half of fiscal year 2000. All of these costs, except for approximately $70,000 for computer equipment, have been and will continue to be expensed as incurred.

  This estimate of future costs has not been reduced by expected recoveries from certain third parties, which are subject to indemnity, reimbursement or warranty obligations for Year 2000 problems. In addition, VMS expects that certain costs may be offset by revenues generated by the sale of upgrades and retrofits and other customer support services relating to Year 2000 problems. However, there can be no assurance that VMS's actual costs to assess and correct Year 2000 problems will not be higher than the foregoing estimates.

  Risks. Failure by VMS and its key suppliers to accurately assess and correct Year 2000 problems, would likely result in interruption of certain of VMS's normal business operations, which could have a material adverse effect on VMS's business, results of operations or financial condition. If VMS does not adequately identify and correct Year 2000 problems in its information systems, it could experience an interruption in its operations, including manufacturing, order processing, receivables collection and accounting, such that there would be delays in product shipments, lost data and a consequential impact on revenues, expenditures and financial reporting. If VMS does not adequately identify and correct Year 2000 problems in its non-IT systems, it could experience an interruption in its manufacturing and related operations, such that there would be delays in product shipments and a consequential impact on revenues. If VMS does not adequately identify and correct Year 2000 problems in previously-sold products, it could experience warranty or product liability claims by users of products which do not function correctly. If VMS does not adequately identify and correct Year 2000 problems of the significant third parties with which it does business, it could experience an interruption in the supply of key components or services from those parties, such that there would be delays in product shipments or services and a consequential impact on revenues.

  Management believes that appropriate corrective actions have been or will be accomplished within the cost and time estimates stated above. Although VMS does not expect to be 100% Year 2000 compliant by December 31, 1999, VMS does not currently believe that any Year 2000 non-compliance in VMS's information systems would have a material adverse effect on VMS's business, results of operations or financial condition. However, given the inherent complexity of the Year 2000 problem, there can be no assurance that actual costs will not be higher than currently anticipated or that corrective actions will not take longer than currently anticipated to complete. Risk factors which might result in higher costs or delays include the ability to identify and correct in a timely fashion Year 2000 problems; regulatory or legal obligations to correct Year 2000 problems in previously-sold products including the risk of product recall; possible liability for personal injury if a safety hazard relating to Year 2000 is not identified and corrected; ability to retain and hire qualified personnel to perform assessments and corrective actions; the willingness and ability of critical suppliers to assess and correct their own Year 2000 problems, including in products they supply to VMS; and the additional complexity which will likely be caused by undertaking during fiscal year 1999 and fiscal year 2000 the separation of currently shared enterprise information systems as a result of the Distribution.

  Because of uncertainties as to the extent of Year 2000 problems with VMS's previously-sold products and the extent of any legal obligation of VMS to correct Year 2000 problems in those products, VMS cannot yet assess risks to VMS with respect to those products. Because its assessments are not yet complete, VMS also cannot yet conclude that the failure of critical suppliers to assess and correct Year 2000 problems is not reasonably likely to have a material adverse effect on VMS's results of operations. Failure of VMS' customers to pay receivables in a timely manner due to their own year 2000 problems could result in delays in payments and slower cash flow.

  Contingency Plans. With respect to VMS's enterprise information systems, VMS has executed its contingency plan. That plan primarily involved installation where necessary of a Year 2000 capable upgrade of existing information systems pending complete installation of the SAP system. That upgrade is complete. With respect to products and significant third parties, VMS intends, as part of its on-going assessment of potential Year 2000 problems, to develop contingency plans for the more critical problems that might not be corrected before December 31, 1999. It is currently anticipated that the focus of these contingency plans will be the possible interruption of the supply of key components or services from third parties.

Certain Factors Affecting the Company's Business

  The following factors, in conjunction with the other information included in this Annual Report, should be carefully considered.

 Lack of Recent Operating History as Separate Entity

  VMS is a smaller and less diversified company than Varian was prior to the Distribution. The Company now owns and operates only the medical systems business, which does not have a recent operating history as a separate entity. The ability of VMS to satisfy its obligations and maintain profitability is now solely dependent upon the future performance of this business. Although VMS is now managed by its prior operating management, the management of VMS did not operate its business as a separate public company prior to the Distribution.

 Debt Leverage after the Distribution

  Since the Distribution, VMS has had somewhat greater debt leverage than Varian had prior to the Distribution. As of October 1, 1999, Varian had total long and short-term debt of approximately $94 million and total stockholders' equity of approximately $185 million.

  The degree to which VMS is leveraged could have important consequences, including the following: (i) VMS's ability to obtain additional financing in the future for working capital, capital expenditures, product development, acquisitions, general corporate purposes or other purposes may be impaired;
(ii) a portion of VMS's and its subsidiaries' cash flow from operations must be dedicated to the payment of the principal and interest on its indebtedness;
(iii) the term loans of VMS contain certain restrictive financial and operating covenants, including, among others, requirements that VMS satisfy certain financial ratios; (iv) a portion of VMS's borrowings are at floating rates of interest, causing VMS to be vulnerable to increases in interest rates; (v) VMS's degree of leverage may make it more vulnerable in a downturn in general economic conditions and (vi) VMS's degree of leverage may limit its flexibility in responding to changing business and economic conditions. In addition, in a lawsuit by an unpaid creditor or representative of creditors, such as a trustee in bankruptcy, a court may be asked to void the Distribution (in whole or in part) as a fraudulent conveyance and to require that the stockholders return some or all of the shares of VSEA common stock and/or VI common stock to VMS or require each of VMS, VSEA or VI to fund certain liabilities of the other companies for the benefit of creditors.

 Federal Income Tax Considerations

  The Company received a Tax Ruling from the Internal Revenue Service (the "IRS") in connection with the Distribution to the effect that, among other things, no gain or loss would be recognized by the holders of Varian common stock as a result of the Distribution and no gain or loss would be recognized by the Company upon the

Distribution. Such rulings, while generally binding upon the IRS, are subject to certain factual representations and assumptions. If such factual representations and assumptions were incorrect in any material respect, such ruling would be jeopardized. VMS is not aware of any facts or circumstances that would cause such representations and assumptions to be untrue. Varian, VI and VSEA have agreed to certain restrictions on their future actions to provide further assurances that the Distribution will qualify as tax-free.

  If one or both of the distributions comprising the Distribution failed to qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986, as amended (the "Code"), then the Company will recognize gain equal to the difference between the fair market value of the stock of the nonqualifying company or companies and the Company's adjusted tax basis in such stock. If the Company were to recognize gain on one or both of the distributions, such gain and the resulting tax liability likely would be very substantial.

  Section 355(e), which was added to the Code in 1997, generally provides that a company that distributes shares of a subsidiary in a spin-off that is otherwise tax-free will incur federal income tax liability if 50% or more, by vote or value, of the capital stock of either the company making the distribution or the spun-off subsidiary is acquired (a "50% Ownership Shift") by one or more persons acting pursuant to a plan or series of related transactions that includes the spin-off. There is a presumption that any acquisition of 50% or more, by vote or value, of the capital stock of the company or the subsidiary that occurs within two years before or after the spin-off is pursuant to a plan that includes the spin-off. However, the presumption may be rebutted by establishing that the spin-off and the acquisition are not part of a plan or series of related transactions. Among the factual representations made by the Company to the IRS in connection with the Tax Ruling is the representation that each of the distributions was not part of such a plan or series of related transactions. If VMS, VI or VSEA were to undergo a 50% Ownership Shift, particularly if such 50% Ownership Shift occurred within two years after the date of the Distribution, there can be no assurance that the IRS will not assert that such ownership shift occurred pursuant to a plan or series of related transactions and therefore that the Distribution is taxable under Section 355(e).

  If a distribution is taxable solely under Section 355(e), the Company would recognize gain equal to the difference between the fair market value of the VSEA common stock and VI common stock and the Company's adjusted tax basis in such stock. However, holders of Varian common stock on the Distribution would not recognize gain or loss as a result of the Distribution. If the Company were to recognize gain on the distributions, such gain and the resulting tax liability likely would be very substantial.

  The Tax Sharing Agreement allocates responsibility for the possible corporate tax burden resulting from the Distribution. Each of VMS, VI and VSEA are responsible for any corporate taxes resulting from the Distribution attributable to action taken or permitted by that entity or its affiliates after the Distribution. If the Distribution is found to be taxable but none of VMS, VI and VSEA has done anything to cause the Distribution to be taxable, each company generally will be liable for one-third of those taxes.

 Certain Anti-takeover Features

  VMS has a stockholder rights plan which, under certain circumstances, would significantly dilute the equity interest in VMS of persons seeking to acquire control of VMS without the prior approval of its Board of Directors. Certain provisions of VMS's Certificate of Incorporation may make more difficult an acquisition of control of VMS without the approval of its Board of Directors.

 Fraudulent Transfer Considerations; Legal Dividend Requirements

  If a court in a lawsuit by an unpaid creditor or representative of creditors, such as a trustee in bankruptcy, were to find that at the time Varian effected the Distribution, the Company, VSEA or VI, as the case may be,
(i) was insolvent, (ii) was rendered insolvent by reason of the Distribution,
(iii) was engaged in a business or transaction for which the Company's, VSEA's or VI's, as the case may be, remaining assets constituted unreasonably small capital or (iv) intended to incur, or believed it would incur, debts beyond its ability to pay such debts as they matured, such court may be asked to void the Distribution (in whole or in part) as a fraudulent conveyance and require that the stockholders return some or all of the shares of VSEA common stock and VI common stock to the Company, or require the Company, VSEA or VI, as the case may be, to fund certain liabilities of the other companies for the benefit of creditors. The measure of insolvency for purposes of the foregoing will vary depending upon the jurisdiction whose law is being applied. Generally, however, each of the Company, VSEA and VI, as the case may be, would be considered insolvent if the fair value of its assets were less than the amount of its liabilities or if it incurred debt beyond its ability to repay such debt as it matures. In addition, under Section 170 of the Delaware General Corporation Law (the "DGCL") (which was applicable to the Distribution), a corporation generally may make distributions to its stockholders only out of its surplus (net assets minus capital) and not out of capital.

 Transitioning to New Information Technology Infrastructures

  At the time of the Distribution, VMS, VI and VSEA shared a common information technology ("IT") infrastructure that was essential to the daily operation of the companies' marketing, manufacturing, distribution, billing and collections and financial reporting processes.

  VMS will establish a separate IT infrastructure as appropriate for its business and will transition to this new IT infrastructure from the currently shared IT infrastructure. VMS will continue to provide certain IT services to each of VSEA and VI pursuant to the Transition Services Agreement until the separation of the IT infrastructure is complete. These transitions are not unlike transitions carried out previously by Varian in the process of divesting discontinued operations and/or integrating the operations of newly acquired companies. Consequently, management of VMS believes that it possesses the skills and resources to design, implement and transition to VMS's new IT infrastructure, while at the same time assisting each of VSEA and VI in transitioning to their new IT infrastructures. However, these activities are inherently complex and because of their significance to VMS's business, unforeseen problems or errors in VMS's transition to its new IT infrastructure could adversely affect the business and results of operations of VMS. Assessment and correction of Year 2000 problems could complicate transition to these new infrastructures.

 Uncertain Market Acceptance of Products; Product Obsolescence

  There can be no assurance that VMS's future products will gain any significant market acceptance and market share among physicians, patients and health care payors, even if required regulatory approvals are obtained. Market acceptance may depend on a variety of factors, including educating physicians regarding the use of a new procedure, overcoming physician objections to certain effects of the product or its related treatment regimen and convincing health care payors that the benefits of the product and its related treatment regimen outweigh its costs. Market acceptance and market share are also affected by the timing of market introduction of competitive products. Accordingly, the relative speed with which VMS can develop products, gain regulatory approval and reimbursement acceptance and supply commercial quantities of the product to the market are expected to be important factors in market acceptance and market share.

  In addition, the marketplace for medical products is characterized by rapid change and technological innovation. As a result, VMS is subject to the risk of product obsolescence, whether from long development or government approval cycles or the development of improved products or processes by competitors. In addition, the marketplace could conclude that the task for which VMS's product was designed is no longer an element of a generally accepted diagnostic or treatment regimen. Any development adversely affecting the market for equipment manufactured by VMS would result in its having to reduce production volumes or to discontinue manufacturing, which could have an adverse effect on VMS's business, results of operations and financial condition. There can be no assurance that VMS's products or proprietary technologies will not become uncompetitive or obsolete.

 Technological Change and New Products

  The market for VMS's products is characterized by rapid and significant technological change, evolving industry standards and new product introductions. Many of VMS's products are technologically innovative and require significant planning, design, development and testing at the technological, product and manufacturing process levels. These activities require significant capital commitments and investment by VMS.

  New product developments and new business opportunities in the health care industry have inherent risks and unpredictability. These include proof of feasibility; time required from proof of feasibility to routine production; timing and cost of regulatory approvals; inventory overruns caused by phase-in of new products and phase-out of old products; manufacturing, installation, warranty and maintenance cost overruns; customer acceptance and payment; customer demands for retrofits of both new and old products; and reaction of competitors. There can be no assurance that VMS will successfully develop, manufacture and phase in new products or that quarterly or yearly financial performance dependent upon new product introductions will not be materially adversely affected.

  The high cost of technological innovation is matched by the rapid and significant change in the technologies governing the products that are competitive in VMS's market, by industry standards that may change on short notice and by the introduction of new products and technologies which may render existing products and technologies uncompetitive. If VMS does not successfully introduce new products, VMS's results of operations will be materially adversely affected.

 Government Regulation

  VMS's products and manufacturing activities are subject to extensive and rigorous government regulation, including the provisions of the U.S. Food and Drug Act. Commercial distribution in certain foreign countries is also subject to government regulation. The process of obtaining required regulatory approvals can be lengthy, expensive and uncertain. Moreover, regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed. The FDA actively enforces regulations prohibiting marketing of medical devices without compliance with certain pre-market approval provisions. A Section 510(k) application is required in order to market a new or modified medical device, and if specifically required by the FDA, a pre-market approval application, which is often more costly to obtain, may be necessary. The FDA review process typically requires extended proceedings pertaining to the safety and efficacy of new products, which may delay or hinder a product's timely entry into the marketplace. The FDA and the U.S. Federal Trade Commission also regulate the content of advertising and marketing materials relating to medical devices. There can be no assurance that VMS's advertising and marketing materials regarding its products are and will be in compliance with such regulations.

  VMS is also subject to other federal, state, local and foreign laws, regulations and recommendations relating to medical devices, safe working conditions and laboratory and manufacturing practices. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could affect the timing of, or prevent VMS from obtaining, future regulatory approvals. The effect of government regulation may be to delay for a considerable period of time or to prevent the marketing and full commercialization of future products or services that VMS may develop, and/or to impose costly requirements on VMS. There can also be no assurance that additional regulations will not be adopted or current regulations amended in such a manner as will materially adversely affect VMS.

 Uncertainty of Health Care Reform

  The U.S. government has in the past, and may in the future, consider (and certain state and local as well as a number of foreign governments are considering or have adopted) health care policies intended to curb rising health care costs. Such policies include rationing of government-funded reimbursement for health care services and imposing price controls on providers of medical products and services. VMS cannot predict what health care reform legislation or regulation, if any, will be enacted in the United States or elsewhere. Significant changes in the health care systems in the United States or elsewhere would likely have a significant impact on the demand for VMS's products and services and the manner in which VMS conducts its business. VMS is unable to predict whether such proposals will be enacted, whether other health care legislation or regulation affecting VMS's business, financial condition and results of operations may be proposed or enacted in the future, or what effect any such legislation or regulation would have on VMS's business, financial condition and results of operations.

 Uncertainty of Third-Party Reimbursement

  Sales of certain products manufactured by VMS are indirectly dependent in part on the availability to VMS's customers of adequate reimbursement for the treatment provided by those products from third-party health care payors, such as government and private insurance plans, health maintenance organizations and preferred provider organizations, in that the availability of such reimbursement affects VMS's customers' capital equipment purchasing decisions. Third-party payors are increasingly challenging the pricing of medical procedures. There can be no assurance that adequate levels of reimbursement to VMS's customers will be available to enable VMS to achieve or maintain sales and pricing demands for of its products. Without adequate support from third-party payors, the market for the products of VMS may be limited. There is no uniform policy on reimbursement among third-party payors, nor are there any assurances that procedures using VMS's products will qualify for reimbursement from third-party payors. Foreign countries also have their own health care reimbursement systems, and there can be no assurance that third-party reimbursement will be made available with respect to VMS's products under any foreign reimbursement system.

  In addition, VMS's business, financial condition and results of operations could be adversely affected by the continuing efforts of many third-party payors to reduce the costs of health care by decreasing reimbursement rates, or limiting or prohibiting reimbursement for certain services or devices or through other means. Furthermore, legislative proposals to reform government health care insurance programs, including the Medicare and Medicaid programs, could significantly impact the purchase of health care services and products and could result in lower prices and reduced demand for VMS's products. VMS is unable to predict whether such proposals will be enacted, whether other health care legislation or regulation affecting VMS's business, financial condition and results of operations may be proposed or enacted in the future, or what effect any such legislation or regulation would have on VMS's business, financial condition and results of operations.

 Product Recalls, Product Liability and Insurance

  The tolerance for error in the design, manufacture or use of VMS's systems may be small or nonexistent. If a system designed or manufactured by VMS is found to be defective, whether due to design or manufacturing defects, to improper use of the system or to other reasons, the system may need to be recalled, possibly at VMS's expense. Furthermore, the adverse effect of a product recall on VMS might not be limited to the cost of the recall. For example, a product recall could cause a general investigation of VMS by applicable regulatory authorities as well as cause other customers to review and potentially terminate their relationships with VMS. Recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in substantial costs, loss of revenues and a diminution of VMS's reputation, each of which could have a material adverse effect on VMS's business, results of operations and financial condition.

  The manufacture and sale of medical products manufactured by VMS involve the risk of product liability claims and expose VMS to substantial liability to patients for damages resulting from the faulty design or manufacture of products. Because these medical products involve the delivery of radiation to the human body or are involved in diagnostic imaging of the human body, the possibility for significant injury and/or death exists. Therefore, the design, manufacture, sale and service of medical products manufactured by VMS involve the risk of product liability claims and expose VMS to substantial liability to patients for damages resulting from the faulty design, manufacture or servicing of such products.

  Varian has historically maintained limited product liability insurance coverage in an amount it deems sufficient for each of its businesses. Such insurance is subject to deductibles and self-insured retentions. Product liability insurance is expensive and in the future may not be available on acceptable terms, in sufficient amounts or may be unavailable. Although VMS has obtained insurance coverage, no assurance can be given as to its adequacy. A successful claim brought against VMS in excess of its insurance coverage or any material claim for which insurance coverage is denied or limited and for which indemnification is not available could have a material adverse effect on VMS's business, results of operations and financial condition. There can be no assurance that VMS would have sufficient resources to satisfy any liability resulting from these claims.

  On December 5, 1997, VMS purchased the RS Business from the General Electric Company. In connection with that transaction, VMS agreed to assume liability for certain product defects and personal injury matters that might arise with respect to RS Business products, and obtained insurance for these matters. The insurance provides that in each annual period VMS is responsible for the first $5,000,000 of expenses or liabilities related to any such claims. VMS has been notified of three potential claims related to these RS Business products for which VMS may have an indemnity obligation.

 Customer Concentration; Customer Financing

  Historically, VMS has sold a significant proportion of its systems in any particular period to a limited number of customers. Sales to VMS's ten largest customers in fiscal years 1999, 1998 and 1997 accounted for approximately 24%, 24%, and 28% of sales, respectively. The composition of the group comprising VMS's largest customers has varied from year to year. VMS expects that sales of its products to relatively few customers will continue to account for a similar percentage of its net sales in the foreseeable future. Similarly, VMS has significant strategic relationships with a number of key distributors. The termination of these strategic relationships or the loss of a significant customer or any reduction in orders from any significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the health care industry could adversely affect VMS's business, financial condition and results of operations. In addition, the ongoing consolidation of customers who purchase x-ray tube products from VMS, including the consolidation of such customers into companies that already manufacture x-ray tubes, may adversely affect VMS's business.

 Variability of Operating Results

  VMS has experienced and expects to continue to experience fluctuations in its quarterly operating results. The timing and amount of revenues are subject to a number of factors that make estimation of revenues and operational results prior to the end of any quarter very uncertain. Many of VMS's products are products that require significant capital expenditures, and the timing of sales of these products could affect VMS's quarterly earnings. A delay in a shipment in any quarter due, for example, to an unanticipated shipment rescheduling, to cancellations by customers or to unexpected manufacturing difficulties experienced by VMS, may cause sales in such quarter to fall significantly below VMS's expectations and may thus adversely affect VMS's operating results for such quarter. Due to the significant size of certain of VMS's product sales, VMS's operating results may also be affected by an unexpected change in a customer's financial solvency or ability to obtain financing for capital expenditures. Further, VMS's quarterly operating results may also vary significantly depending on a number of other factors, including changes in pricing by VMS or its competitors, discount levels, seasonality of revenue, foreign currency exchange rates, the mix of products sold, the timing of the announcement, introduction and delivery of new product enhancements by VMS and its competitors, and general economic conditions. Because certain operating expenses of VMS are based on anticipated capacity levels and a high percentage of VMS's expenses are fixed for the short term, a small variation in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter. There can be no assurance that any of these factors will not have a material adverse effect on VMS's business or results of operations. In addition, VMS's orders and backlog cannot necessarily be relied upon as an accurate predictor of future revenues as the timing of such revenues is dependent upon completion of customer site preparation and construction, installation scheduling, customer capital budgeting and financing, receipt of applicable regulatory approvals and other factors. Accordingly, there can be no assurance if or when the orders will mature into revenue.

 Competition

  The markets served by VMS are characterized by rapidly evolving technology, intense competition and pricing pressure. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by VMS. VMS's products and services compete with those of a substantial number of foreign and domestic companies, some with greater resources, financial or otherwise, than VMS, and the rapid technological changes occurring in VMS's markets are expected to lead to the entry of new competitors. VMS's ability to anticipate technological changes and introduce enhanced products on a timely basis will be a significant factor in VMS's ability to expand and remain competitive. Existing competitors' actions and new entrants may have an adverse impact on VMS's sales and profitability. These competitors could develop technologies and products that are more effective than those currently used or marketed by VMS or that could render VMS's products obsolete or noncompetitive.

 International Sales and Manufacturing

  The markets in which VMS competes are becoming increasingly globalized. International sales accounted for approximately 54%, 55%, and 52% of VMS's sales in fiscal years 1999, 1998 and 1997, respectively. As a result, VMS's customers increasingly require service and support on a worldwide basis. VMS has manufacturing and research operations in England, Switzerland, Finland and France as well as sales and service offices located throughout Europe, Asia, Latin America and Australia. VMS has invested substantial financial and management resources to develop an international infrastructure to meet the needs of its customers worldwide. VMS intends to continue to expand its presence in international markets. There can be no assurance that VMS will able to compete successfully in the international market or to meet the service and support needs of such customers. International sales are subject to a number of risks, including the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; foreign countries may impose additional withholding taxes or otherwise tax VMS's foreign income, impose tariffs or adopt other restrictions on foreign trade; fluctuations in exchange rates may affect product demand and adversely affect the profitability in U.S. dollars of products and services provided by VMS in foreign markets where payment for VMS's products and services is made in the local currency; U.S. export licenses may be difficult to obtain; and the protection of intellectual property in foreign countries may be more difficult to enforce.

  The economic conditions in certain Asian countries began to deteriorate in the third quarter of 1997 and, in certain countries, such conditions continue. VMS derived approximately 19% of its total sales in fiscal 1999 and approximately 16% of its total sales in fiscal 1998 from sales to customers in Asia. Until the Asian economic uncertainty is resolved, VMS could suffer material reductions in revenue.

  On January 1, 1999, the Euro was adopted as the national currency of certain members of the European Monetary Union. The existing national currencies of the participating countries will continue to be acceptable until January 1, 2002, after which the Euro will be the sole legal tender for the participating countries. Because VMS sells its products in Europe, the Euro conversion raises several economic and operational issues, such as the modification of information systems to accommodate Euro-denominated transactions, the recalculation of currency risk, the competitive impact of cross-border price transparency, the continuity of material contracts and potential tax and accounting consequences. VMS made changes in its information systems and is able to conduct Euro-denominated transactions (although full information system capability for financial reporting in Euro will not be accomplished until October 2001). VMS does not expect any change in currency risk, due to its existing hedging practices. VMS does not expect any significant competitive impact of price transparency with respect to its systems, due to the fact that most of those systems are sold in customized configurations. Based on VMS's evaluation to date, VMS does not expect the Euro conversion to have a material adverse effect on its business, results of operations or financial condition.

 Foreign Currency Risks

  The Company has historically entered into forward exchange contracts in respect of the medical systems business to mitigate the effects of operational (sales orders and purchase commitments) and balance sheet exposures to fluctuations in foreign currency exchange rates. Varian's forward exchange contracts generally range from one to three months in original maturity, and no forward exchange contract has an original maturity greater than one year. At October 1, 1999, VMS had forward exchange contracts to sell foreign currencies totaling $94.5 million and to buy foreign currencies totaling $14.5 million.

 Uncertain Protection of Patent and Other Proprietary Rights

  VMS places considerable importance on obtaining and maintaining copyright and trade secret protection for significant new technologies, products and processes because of the length of time and expense associated with bringing new products through the development process and to the marketplace.

  VMS files applications as appropriate for patents covering new products and manufacturing processes. No assurance can be given that patents now owned or that will issue from any pending or future patent applications owned by, or licensed to, VMS, or that the claims allowed under any issued patents, will be sufficiently broad to protect its technology position against competitors. In addition, no assurance can be given that any issued patents owned by, or licensed to, VMS will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to it. VMS could incur substantial costs and diversion of management resources in defending itself in suits brought against it or in suits in which it may assert its patent rights against others. If the outcome of any such litigation is unfavorable to VMS, its business and results of operations could be materially adversely affected. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

  There may also be pending or issued patents of which VMS is not aware held by parties not affiliated with it that relate to its products or technologies. In the event that a claim relating to proprietary technology or information is asserted against VMS, it may need to acquire licenses to, or contest the validity of, a competitor's proprietary technology. There can be no assurance that any license required under any such competitor's proprietary technology would be made available on acceptable terms or that VMS would prevail in any such contest. If the outcome of any such contest is unfavorable to VMS, its business and results of operations could be materially adversely affected. From time to time, VMS has received notices from, and has issued notices to, third parties alleging infringement of patent or other intellectual property rights relating to their products. Such claims are often, but not always, settled by mutual agreement on a satisfactory basis without litigation.

  VMS relies on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with their vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect its proprietary rights. There can be no assurance that such protections will prove adequate and that contractual agreements will not be breached, that VMS will have adequate remedies for any such breaches, or that its trade secrets will not otherwise become known to or independently developed by others. VMS has trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for its products in the marketplace. There can be no assurance that its trademarks will not be used by unauthorized third parties. VMS also has agreements with third parties that provide for licensing of patented or proprietary technology. These agreements include royalty-bearing licenses and technology cross-licenses.

 Environmental Matters

  For a discussion of environmental matters, see "--Environmental Matters."

 Reliance on Suppliers

  Certain of the components and subassemblies included in VMS's products are obtained from a limited group of suppliers, or in some cases a single-source supplier, including the source wires for high dose afterloaders, klystrons for linear accelerators, solid state imaging panels and specialized integrated circuits for imaging subassemblies. The loss of any of these suppliers, including any single-source supplier, would require obtaining one or more replacement suppliers as well as potentially requiring a significant level of product development to incorporate new parts into VMS's products. VMS believes that alternative sources for such components may generally be obtained when necessary, although the need to change suppliers or to alternate between suppliers might cause material delays in delivery or significantly increase its costs. Although VMS has obtained limited insurance to protect against loss due to business interruption from these and other sources, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. Although VMS seeks to reduce its dependence on these limited source suppliers, disruptions or loss of certain of these sources, including the ones referenced above, could have a material adverse effect on VMS's business and results of operations and could result in damage to customer relationships.

 Dependence on Key Personnel

  VMS's future success depends to a significant extent on the continued service of certain of its key managerial, technical and engineering personnel, and its continuing ability to attract, train and retain highly qualified engineering, technical and managerial personnel. Competition for such personnel is intense, particularly in the labor markets around the VMS facilities in Palo Alto, California and Salt Lake City, Utah. The available pool of qualified candidates is limited and there can be no assurance that VMS can retain its key engineering, technical and managerial personnel or that it can attract, train, assimilate or retain other highly qualified engineering, technical and managerial personnel in the future. The loss of any of VMS's key personnel or the inability of VMS to hire, train or retain qualified personnel could have a material adverse effect on VMS's business, results of operations and financial condition.

 Risk of Business Interruption

  VMS conducts a portion of its activities including manufacturing, administration and data processing at facilities located in seismically active areas that have experienced major earthquakes in the past. VMS carries limited earthquake insurance on its facilities. However, there can be no assurance that such coverage will be adequate or will continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting VMS's facilities, the operations and operating results of VMS could be adversely affected.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Exchange

  As a global concern, VMS faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the VMS's financial results. Historically, the Company's primary exposures have related to non-U.S. dollar denominated sales and purchases throughout Europe, Asia, and Australia. The Euro was adopted as a common currency for certain members of the European Monetary Union on January 1, 1999. VMS is evaluating, among other issues, the impact of the Euro conversion on its foreign currency exposure. Based on its evaluation to date, VMS does not expect the Euro conversion to create any change in its currency exposure due to VMS's existing hedging practices.

  At the present time, VMS hedges those currency exposures associated with certain assets and liabilities denominated in non-functional currencies and with anticipated foreign currency cash flows. VMS does not enter into forward exchange contracts for trading purposes. The hedging activity undertaken by VMS is intended to offset the impact of currency fluctuations on certain anticipated foreign currency cash flows and certain non-functional currency assets and liabilities. The success of this activity depends upon estimation of balance sheets denominated in various currencies. To the extent that these forecasts are over- or understated during periods of currency volatility, VMS could experience unanticipated currency gains or losses.

  VMS's forward exchange contracts generally range from one to three months in original maturity, and no forward exchange contract has an original maturity greater than one year. Forward exchange contracts outstanding, their unrealized gains or losses and their fair values as of the fiscal year-end 1999 are summarized as follows:

                                                   Fiscal Year-End 1999
                                           ------------------------------------
                                           Notional Notional
                                            Value     Value   Unrealized  Fair
                                             Sold   Purchased Gain/(Loss) Value
                                           -------- --------- ----------- -----
                                                  (Dollars in millions)
   Australian dollar......................  $ 5.3     $ --       $(0.1)   $(0.1)
   Brazilian Real.........................    --        0.6        --       --
   British pound..........................    5.3       1.5        --       --
   Canadian dollar........................    6.4       --        (0.1)    (0.1)
   Danish krona...........................    --        4.8        0.1      0.1
   Euro dollar............................   66.1       --        (0.5)    (1.1)
   Japanese yen...........................    5.4       --        (0.2)    (0.2)
   Norwegian kroner.......................    2.5       --        (0.1)    (0.1)
   Swedish krona..........................    1.8       --        (0.1)    (0.1)
   Swiss franc............................    --        7.6        0.2      0.2
   Thailand baht..........................    1.7       --         0.2      0.1
                                            -----     -----      -----    -----
     Totals...............................  $94.5     $14.5      $(0.6)   $(1.3)
                                            =====     =====      =====    =====

  The fair value of forward exchange contracts generally reflects the estimated amounts that VMS would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of open contracts. The notional amounts of forward exchange contracts are not a measure of VMS's exposure.

Interest Rate Risk

  VMS's exposure to market risk for changes in interest rates relates primarily to its investment portfolio, notes payable, and long-term debt obligations. VMS does not use derivative financial instruments in its investment portfolio, and VMS's investment portfolio only includes highly liquid instruments with an original maturity to VMS of three months or less. VMS primarily enters into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions.

  VMS is subject to fluctuating interest rates that may impact, adversely or otherwise, its results of operations or cash flows for its variable rate notes payable and cash and cash equivalents. Fluctuations in interest rates may also impact, adversely or otherwise, the estimated fair value of VMS's fixed rate long-term debt obligations. VMS has no cash flow exposure due to rate changes for long-term debt obligations.

  The table below presents principal amounts and related weighted average interest rates by year of maturity for VMS's investment portfolio and debt obligations.

                                                  Fiscal year
                                   -------------------------------------------
                                   2000   2001 2002 2003 2004 Thereafter Total
                                   -----  ---- ---- ---- ---- ---------- -----
                                             (Dollars in millions)
Assets
  Cash and cash equivalents....... $25.1  --   --   --   --       --     $25.1
   Average interest rate..........   2.5% --   --   --   --       --       2.5%
Liabilities
  Notes payable................... $35.6  --   --   --   --       --     $35.6
   Average interest rate..........   6.1% --   --   --   --       --       6.1%
  Long-term debt (including
   current portion)...............   --   --   --   --   --     $58.5    $58.5
   Average interest rate..........   --   --        --   --      6.82%    6.82%

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

  The response to this item is submitted as a separate section of this report. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The information required by this item with respect to the Company's executive officers is set forth in Item 1 of this report. The balance of the information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders under the captions "Election of Directors" and "Stock Ownership--
Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. Executive Compensation

  The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Compensation of Directors and the Named Executive Officers."

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Stock Ownership--Beneficial Ownership of Certain Stockholders and Executive Officers."

Item 13. Certain Relationships and Related Transactions

  The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders under the captions "Compensation of Directors and the Named Executive Officers--Certain Transactions" and "Change in Control Agreements."

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) The following documents are filed as part of this report:

    (1) Consolidated Financial Statements: (see index on page F-1 of this report)

      --Report of Independent Accountants

      --Consolidated Statements of Earnings for fiscal years 1999, 1998, and 1997

      --Consolidated Balance Sheets at fiscal year-end 1999 and 1998

      --Consolidated Statements of Stockholders' Equity for fiscal years 1999, 1998, and 1997

      --Consolidated Statements of Cash Flows for fiscal years 1999, 1998, and 1997

      --Notes to the Consolidated Financial Statements

    (2) Consolidated Financial Statement Schedule: (see index on page F-1 of this report)

    The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 1999, 1998, and 1997, and the related Report of Independent Accountants are filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries.

     Schedule
     --------
      --      Report of Independent Accountants on Financial Statement Schedule
      II      Valuation and Qualifying Accounts

  All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

    (3) Exhibits:

      See attached Exhibit Index.

  (b) The Company filed no reports on Form 8-K during the fourth quarter of fiscal 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date: December 21, 1999

                                          Varian Medical Systems, Inc.

                                          By:     /s/ Elisha W. Finney
                                                ______________________________
                                                      Elisha W. Finney
                                                  Vice President, Finance
                                                  Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

              Signature                         Capacity                 Date
              ---------                         --------                 ----

      /s/ Richard M. Levy              President and Chief         December 21, 1999
______________________________________  Executive Officer
           Richard M. Levy              (Principal Executive
                                        Officer)

       /s/ Elsiha W. Finney            Vice President, Finance     December 21, 1999
______________________________________  and Chief Financial
           Elisha W. Finney             Officer (Principal
                                        Financial Officer)

        /s/ Duane A. Walstrom
______________________________________ Controller (Principal       December 21, 1999
          Duane A. Walstrom             Accounting Officer)

         /s/ John Seely Brown
______________________________________                             December 21, 1999
           John Seely Brown            Director

              Signature                       Capacity               Date
              ---------                       --------               ----
        /s/ Samuel Hellman
______________________________________  Director                December 21, 1999
            Samuel Hellman

     /s/ Terry R. Lautenbach
______________________________________  Director                December 21, 1999
         Terry R. Lautenbach

     /s/ David W. Martin, Jr.
______________________________________  Director                December 21, 1999
         David W. Martin, Jr.

        /s/ Burton Richter
______________________________________  Director                December 21, 1999
            Burton Richter

      /s/ Richard W. Vieser
______________________________________  Director                December 21, 1999
          Richard W. Vieser

             VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

                                   FORM 10-K

                  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

  The following financial statements of the registrant and its subsidiaries are required to be included in Item 8:

                                                                           Page
                                                                           ----
   Report of Independent Accountants.....................................  F-2

   Consolidated Statements of Earnings for fiscal years 1999, 1998, and
    1997.................................................................  F-3

   Consolidated Balance Sheets at fiscal year-end 1999 and 1998..........  F-4

   Consolidated Statements of Stockholders' Equity for fiscal years 1999,
    1998, and 1997.......................................................  F-5

   Consolidated Statements of Cash Flows for fiscal years 1999, 1998, and
    1997.................................................................  F-6

   Notes to the Consolidated Financial Statements........................  F-7

  The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 1999, 1998, and 1997, and the related Report of Independent Accountants are filed as a part of this report as required to be included in Item 14(a) and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

   Schedule                                                                Page
   --------                                                                ----
   --Report of Independent Accountants on Financial Statement Schedule.... F-27
   IIValuation and Qualifying Accounts.................................... F-28

  All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

                         VARIAN MEDICAL SYSTEMS, INC.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Varian Medical Systems, Inc.:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Varian Medical Systems, Inc. and its subsidiaries at October 1, 1999 and October 2, 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                              /s/ PricewaterhouseCoopers LLP
                                          _____________________________________
                                                PricewaterhouseCoopers LLP

San Jose, California
November 4, 1999

                VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                        Fiscal Years
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
                                                   (Amounts in thousands,
                                                 except per share amounts)
Sales........................................... $590,440  $541,461  $474,300
                                                 --------  --------  --------
Operating Costs and Expenses
  Cost of sales.................................  380,435   346,298   310,682
  Research and development......................   39,895    39,255    31,211
  Selling, general and administrative...........  116,131   117,528   100,076
  Reorganization................................   29,668       --        --
                                                 --------  --------  --------
  Total Operating Costs and Expenses............  566,129   503,081   441,969
                                                 --------  --------  --------
Operating Earnings..............................   24,311    38,380    32,331
  Interest expense..............................   (9,980)   (8,835)   (7,783)
  Interest income...............................    3,908     6,418     4,604
                                                 --------  --------  --------
Earnings from Continuing Operations Before
 Taxes..........................................   18,239    35,963    29,152
  Taxes on earnings.............................   10,021     9,819     9,183
                                                 --------  --------  --------
Earnings from Continuing Operations.............    8,218    26,144    19,969
Earnings (Loss) from Discontinued Operations--
 Net of Taxes...................................  (32,456)   47,696    95,591
                                                 --------  --------  --------
Net Earnings (Loss)............................. $(24,238) $ 73,840  $115,560
                                                 ========  ========  ========
Average Shares Outstanding--Basic...............   30,219    29,910    30,451
                                                 ========  ========  ========
Average Shares Outstanding--Diluted.............   30,527    30,419    31,446
                                                 ========  ========  ========
Net Earnings (Loss) Per Share--Basic
  Continuing Operations......................... $   0.27  $   0.87  $   0.66
  Discontinued Operations.......................    (1.07)     1.60      3.13
                                                 --------  --------  --------
    Net Earnings (Loss) Per Share--Basic........ $  (0.80) $   2.47  $   3.79
                                                 ========  ========  ========
Net Earnings (Loss) Per Share--Diluted
  Continuing Operations......................... $   0.27  $   0.86  $   0.64
  Discontinued Operations.......................    (1.06)     1.57      3.03
                                                 --------  --------  --------
    Net Earnings (Loss) Per Share--Diluted...... $  (0.79) $   2.43  $   3.67
                                                 ========  ========  ========

        See accompanying notes to the consolidated financial statements

             VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                            Fiscal Year-End
                                                          --------------------
                                                          October
                                                             1,     October 2,
                                                            1999       1998
                                                          --------  ----------
                                                              (Dollars in
                                                           thousands, except
                                                              par values)
                         Assets
Current Assets
  Cash and cash equivalents.............................. $ 25,126  $  149,667
  Accounts receivable....................................  233,785     392,596
  Inventories............................................   78,324     204,464
  Other current assets...................................   45,011      93,054
                                                          --------  ----------
      Total Current Assets...............................  382,246     839,781
                                                          --------  ----------
Property, Plant, and Equipment...........................  200,386     509,089
  Accumulated depreciation and amortization.............. (120,138)   (294,867)
                                                          --------  ----------
      Net Property, Plant, and Equipment.................   80,248     214,222
                                                          --------  ----------
Other Assets.............................................   76,689     164,292
                                                          --------  ----------
      Total Assets....................................... $539,183  $1,218,295
                                                          ========  ==========
          Liabilities and Stockholders' Equity
Current Liabilities
  Notes payable.......................................... $ 35,587  $   46,842
  Accounts payable--trade................................   40,141      76,166
  Accrued expenses.......................................  121,165     282,647
  Product warranty.......................................   18,152      44,153
  Advance payments from customers........................   54,757      55,081
                                                          --------  ----------
      Total Current Liabilities..........................  269,802     504,889
Long-Term Accrued Expenses...............................   25,890      44,771
Long-Term Debt...........................................   58,500     111,090
                                                          --------  ----------
      Total Liabilities..................................  354,192     660,750
                                                          --------  ----------
Commitments and Contingencies
Stockholders' Equity
  Preferred stock
    Authorized 1,000,000 shares, par value $1, issued
     none................................................      --          --
  Common stock
    Authorized 99,000,000 shares, par value $1, issued
     and outstanding 30,563,000 shares at October 1, 1999
     and 29,743,000 shares at October 2, 1998............   30,563      29,743
  Capital in excess of par value.........................   20,185         --
  Retained earnings......................................  134,243     527,802
                                                          --------  ----------
      Total Stockholders' Equity.........................  184,991     557,545
                                                          --------  ----------
      Total Liabilities and Stockholders' Equity......... $539,183  $1,218,295
                                                          ========  ==========

        See accompanying notes to the consolidated financial statements

                VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          Common Stock    Capital in           Treasury
                         ---------------  Excess of  Retained   Stock
                         Shares  Amount   Par Value  Earnings  at Cost    Total
                         ------  -------  ---------- --------  --------  --------
                               (In thousands, except per share amounts)
Balances, Fiscal Year-
 End, 1996.............. 30,646  $30,646   $   --    $437,263  $   --    $467,909
Net earnings for the
 year...................    --       --        --     115,560      --     115,560
Issuance of stock under
 omnibus stock, stock
 option, and employee
 stock purchase plans
 (including tax benefit
 of $8,299).............  1,221    1,221    45,261        --       --      46,482
Purchase of common
 stock..................    --       --        --         --   (94,730)   (94,730)
Retirement of treasury
 stock.................. (1,759)  (1,759)  (45,261)   (47,710)  94,730        --
Dividends declared
 ($0.35 per share)......    --       --        --     (10,644)     --     (10,644)
                         ------  -------   -------   --------  -------   --------
Balances, Fiscal Year-
 End, 1997.............. 30,108   30,108       --     494,469      --     524,577
Net earnings for the
 year...................    --       --        --      73,840      --      73,840
Issuance of stock under
 omnibus stock, stock
 option, and employee
 stock purchase plans
 (including tax benefit
 of $5,321).............    646      646    24,407        --       --      25,053
Purchase of common
 stock..................    --       --        --         --   (54,276)   (54,276)
Retirement of treasury
 stock.................. (1,011)  (1,011)  (24,407)   (28,858)  54,276        --
Dividends declared
 ($0.39 per share)......    --       --        --     (11,649)     --     (11,649)
                         ------  -------   -------   --------  -------   --------
Balances, Fiscal Year-
 End, 1998.............. 29,743   29,743       --     527,802      --     557,545
Net loss for the year...    --       --        --     (24,238)     --     (24,238)
Issuance of stock under
 omnibus stock, stock
 option, and employee
 stock purchase plans
 (including tax benefit
 of $5,338).............    820      820    20,185        --       --      21,005
Dividends declared
 ($0.10 per share)......    --       --        --      (2,991)     --      (2,991)
Spin Distribution.......    --       --        --    (366,330)     --    (366,330)
                         ------  -------   -------   --------  -------   --------
Balances, Fiscal Year-
 End, 1999.............. 30,563  $30,563   $20,185   $134,243  $   --    $184,991
                         ======  =======   =======   ========  =======   ========


        See accompanying notes to the consolidated financial statements.

                VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Fiscal Years
                                                ------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  --------
                                                   (Dollars in thousands)
Operating Activities
Net Cash (Used)/Provided by Operating
 Activities...................................  $ (33,557) $ 127,753  $ 44,939
                                                ---------  ---------  --------
Investing Activities
Proceeds from sale of property, plant, and
 equipment....................................     54,260      2,321     2,220
Proceeds from sale of Thin Film Systems
 Business.....................................        --         --    145,500
Purchase of property, plant, and equipment....    (39,402)   (46,954)  (55,087)
Purchase of businesses, net of cash acquired..     (5,849)  (105,470)  (34,272)
Other, net....................................      3,851      7,035    (8,685)
                                                ---------  ---------  --------
      Net Cash Provided/(Used) by Investing
       Activities.............................     12,860   (143,068)   49,676
                                                ---------  ---------  --------
Financing Activities
Net borrowings on short-term obligations......     11,253     27,624     2,305
Proceeds from long-term borrowings............        --      38,000    25,000
Principal payments on long-term debt..........    (12,138)       (96)      (71)
Proceeds from common stock issued to
 employees....................................     15,667     19,732    38,183
Purchase of common stock......................        --     (54,276)  (94,730)
Dividends paid................................     (2,991)   (14,348)  (10,399)
Cash distributed in spin-off of businesses....   (119,273)       --        --
Other, net....................................      2,792      2,692      (245)
                                                ---------  ---------  --------
      Net Cash (Used)/Provided by Financing
       Activities.............................   (104,690)    19,328   (39,957)
                                                ---------  ---------  --------
Effects of Exchange Rate Changes on Cash......        846      3,356     4,965
                                                ---------  ---------  --------
  Net (Decrease) Increase in Cash and Cash
   Equivalents................................   (124,541)     7,369    59,623
  Cash and Cash Equivalents at Beginning of
   Fiscal Year................................    149,667    142,298    82,675
                                                ---------  ---------  --------
  Cash and Cash Equivalents at End of Fiscal
   Year.......................................  $  25,126  $ 149,667  $142,298
                                                =========  =========  ========
Detail of Net Cash Provided by Operating
 Activities
Net (Loss)/Earnings...........................  $ (24,238) $  73,840  $115,560
Adjustments to reconcile net (loss)/earnings
 to net cash provided by operating activities:
  Depreciation................................     30,879     42,663    45,649
  (Gain)/loss from sale of assets.............    (30,565)        62       974
  Amortization of intangibles.................      6,519      4,993     3,614
  Gain on sale of Thin Film Systems business..        --         --    (51,039)
  Deferred taxes..............................    (20,850)    (5,166)   (9,703)
  Changes in assets and liabilities:
    Accounts receivable.......................    (29,896)    33,790   (61,312)
    Inventories...............................      3,295    (18,098)   (5,586)
    Other current assets......................    (14,098)    (2,458)    3,770
    Accounts payable--trade...................      6,558    (16,728)   10,479
    Accrued expenses..........................     28,435      1,650   (24,859)
    Product warranty..........................     (2,961)     2,061    (2,666)
    Advance payments from customers...........     13,319        186     3,633
    Long-term accrued expenses................     (3,056)     9,019    11,251
  Other.......................................      3,102      1,939     5,174
                                                ---------  ---------  --------
  Net Cash (Used)/Provided by Operating
   Activities.................................  $ (33,557) $ 127,753  $ 44,939
                                                =========  =========  ========

        See accompanying notes to the consolidated financial statements.

            VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

 Fiscal Year

  The Company's fiscal years reported are the 52- or 53- week periods which ended on the Friday nearest September 30. Fiscal year 1999 comprises the 52-week period ended on October 1, 1999. Fiscal year 1998 comprises the 53-week period ended on October 2, 1998 and fiscal year 1997 comprises the 52-week period ended on September 26, 1997.

 Principles of Consolidation

  The consolidated financial statements include those of the Company and its subsidiaries. Significant intercompany balances, transactions, and stock holdings have been eliminated in consolidation. Investments in affiliated companies over whose operations the Company has significant influence but not control are accounted for under the equity method.

 Distribution

  On April 2, 1999, Varian Associates, Inc. reorganized into three separate publicly traded companies by spinning off, through a tax-free distribution, two of its businesses to stockholders (the "Distribution"). The Distribution resulted in the following three companies: 1) the Company (renamed from Varian Associates, Inc. to Varian Medical Systems, Inc. following the Distribution);
2) Varian, Inc. ("VI"); and 3) Varian Semiconductor Equipment Associates, Inc. ("VSEA"). On February 19, 1999, following receipt of a private letter ruling from the Internal Revenue Service to the effect that the Distribution would be tax-free to the Company and its stockholders and following the approval of the plan for the Distribution by the Company's stockholders, the Company's Board of Directors declared a stock dividend to stockholders of record on March 24, 1999, consisting of one share of VI common stock and one share of VSEA common stock for each share of Company common stock held on April 2, 1999. The Distribution resulted in a non-cash dividend to stockholders that has reduced the Company's stockholders' equity by $366.3 million.

  These transactions were accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among the Company, VI and VSEA. For purposes of governing certain of the ongoing relationships between and among the Company, VI and VSEA after the Distribution, the Company, VI and VSEA also entered into various agreements including an Employee Benefits Allocation Agreement, Intellectual Property Agreement, Tax Sharing Agreement and Transition Services Agreement. These agreements set forth the principles to be applied in allocating certain related costs and specified portions of contingent liabilities to be shared, which, by their nature, could not be reasonably estimated at the time. Certain adjustments may be required under the Distribution Agreement or the Distribution Related Agreements. The Company may be required to make cash payments to VI or VSEA, or may be entitled to receive cash payments from VI or VSEA. The amount of such adjustments, if any, are not expected to be material.

  Pursuant to Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Company has reclassified its consolidated statements of earnings for all periods presented to reflect the dispositions of VI and VSEA. The net operating results of VI and VSEA have been reported, net of applicable income taxes, as "Earnings (Loss) from Discontinued Operations."

  The loss on the disposition was $5.5 million (net of income taxes of $3.0 million) and related to employee relocation, severance, retention, and other payroll costs directly associated with the disposal of VI and VSEA.

            VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

  Summarized information for discontinued operations, excluding the above loss on disposal, is as follows (dollars in millions):

                                                           1999    1998   1997
                                                          ------  ------ ------
   Revenue............................................... $375.7  $880.7 $951.5
                                                          ======  ====== ======
   Earnings (Loss) before Taxes.......................... $(39.5) $ 76.8 $148.6
                                                          ======  ====== ======
   Net Earnings (Loss)................................... $(27.0) $ 47.7 $ 95.6
                                                          ======  ====== ======

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

 Foreign Currency Translation

  For non-U.S. operations, the U.S. dollar is the functional currency. Monetary assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates. Nonmonetary assets such as inventories and property, plant, and equipment are translated at historical rates. Income and expense items are translated at effective rates of exchange prevailing during each year, except that inventories and depreciation charged to operations are translated at historical rates. The aggregate exchange loss included in selling, general and administrative expenses for 1999, 1998, and 1997 was $4.4 million, $2.2 million, and $0.3 million, respectively.

 Revenue Recognition

  Sales and related cost of sales for hardware are generally recognized upon shipment of products which in some cases precedes customer acceptance, as the performance of installation obligations is essentially perfunctory and there is a demonstrated history of customer acceptance following shipment. Sales and related cost of sales for software products are generally recognized at the time of customer acceptance which normally is within 30 days after installation. The Company's products are generally subject to installation and warranty, and the Company provides for the estimated future costs of installation, repair, replacement, or customer accommodation in cost of sales when sales are recognized. Service revenue is recognized ratably over the period of the related contract.

 Statements of Cash Flows

  The Company considers currency on hand, demand deposits, and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short maturities of those financial instruments.

 Reclassifications

  Certain financial statement items have been reclassified to conform to the current years's format. These reclassifications had no impact on previously reported net earnings.

            VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

 Accounts Receivable

  Accounts receivable are stated net of allowances for doubtful accounts of $1.1 million at the end of fiscal year 1999 and $2.6 million at the end of fiscal year 1998.

  Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across many geographies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers.

 Inventories

  Inventories are valued at the lower of cost or market (realizable value) using last-in, first-out (LIFO) cost for the U.S. inventories of the Company (except X-ray Products). All other inventories are valued principally at average cost. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $14.2 million in fiscal 1999, $44.7 million in fiscal 1998, and $48.4 million in fiscal 1997. The main components of inventories are as follows:

                                                                   1999   1998
                                                                   ----- ------
                                                                   (Dollars in
                                                                    millions)
   Raw materials and parts........................................ $61.9 $132.4
   Work in process................................................   7.8   43.2
   Finished goods.................................................   8.6   28.9
                                                                   ----- ------
     Total Inventories............................................ $78.3 $204.5
                                                                   ===== ======

  The Company's inventories include high technology parts and components that may be specialized in nature or subject to rapid technological obsolescence. While the Company has programs to minimize the required inventories on hand and considers technological obsolescence in estimating the required allowance to reduce recorded amounts to market values, such estimates could change in the future.

 Property, Plant, and Equipment

  Property, plant, and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives, ranging from three to forty years, using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is less. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from retirements or disposals are included in earnings.

  The main components of property, plant, and equipment are as follows:

                                                                   1999   1998
                                                                  ------ ------
                                                                   (Dollars in
                                                                    millions)
   Land and land improvements.................................... $  5.4 $ 14.2
   Buildings.....................................................   58.7  179.8
   Machinery and equipment.......................................  124.4  306.4
   Construction in progress......................................   11.9    8.7
                                                                  ------ ------
     Total Property, Plant, and Equipment........................ $200.4 $509.1
                                                                  ====== ======

            VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

 Goodwill and Other Long-Lived Assets

  Goodwill, which is the excess of the cost of acquired businesses over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed, is amortized on a straight-line basis over periods ranging from 7 to 40 years. Included in other assets at October 1, 1999 and October 2, 1998 is goodwill of $56.1 million and $132.5 million, respectively (net of accumulated amortization of $7.1 million and $9.8 million, respectively).

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

 Research and Development

  Company-sponsored research and development costs related to both present and future products are expensed currently. Costs related to research and development contracts are included in inventory and charged to cost of sales upon recognition of related revenue. Included in sales for fiscal 1999, 1998, and 1997, were customer funded research and development projects of $1.2 million, $1.6 million, and $2.7 million, respectively.

            VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

 Computation of Earnings Per Share (Shares in thousands)

  Earnings per share (EPS) is computed under two methods, basic and diluted. Basic net earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive). A reconciliation of the numerator and denominator used in the earnings per share calculations is presented as follows:

                                           Fiscal Year Fiscal Year Fiscal Year
                                              1999        1998        1997
                                           ----------- ----------- -----------
Numerator--Basic and Diluted:
Earnings from Continuing Operations.......  $  8,218     $26,144    $ 19,969
Earnings (Loss) from Discontinued
 Operations...............................   (32,456)     47,696      95,591
                                            --------     -------    --------
  Net Earnings (Loss).....................  $(24,238)    $73,840    $115,560
                                            ========     =======    ========
Denominator--Basic:
Average shares outstanding................    30,219      29,910      30,451
                                            ========     =======    ========
Net Earnings (Loss) Per Share--Basic:
Continuing Operations.....................  $   0.27     $  0.87    $   0.66
Discontinued Operations...................     (1.07)       1.60        3.13
                                            --------     -------    --------
  Net Earnings (Loss) Per Share--Basic....  $  (0.80)    $  2.47    $   3.79
                                            ========     =======    ========
Denominator--Diluted:
Average shares outstanding................    30,219      29,910      30,451
Dilutive stock options....................       308         509         995
                                            --------     -------    --------
                                              30,527      30,419      31,446
                                            ========     =======    ========
Net Earnings (Loss) Per Share--Diluted:
Continuing Operations.....................  $   0.27     $  0.86    $   0.64
Discontinued Operations...................     (1.06)       1.57        3.03
                                            --------     -------    --------
  Net Earnings (Loss) Per Share--Diluted..  $  (0.79)    $  2.43    $   3.67
                                            ========     =======    ========

  Options to purchase 2,446,756 shares, 1,741,459 shares, and 47,937 shares at average exercise prices of $23.69, $48.59, and $59.84, respectively, were outstanding during fiscal 1999, 1998, and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares.

Recent Accounting Pronouncements

 Accounting for Derivative Instruments and Hedging Activities

  In June 1998, the Financial Accounting and Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for the Company's fiscal year 2001. The Company has not yet determined the impact of its implementation on the Company's consolidated financial statements.

            VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

Accrued Expenses

                                                                   1999   1998
                                                                  ------ ------
                                                                   (Dollars in
                                                                    millions)
   Taxes, including taxes on earnings............................ $ 17.6 $ 46.2
   Payroll and employee benefits.................................   20.4   84.9
   Estimated loss contingencies..................................   14.6   54.6
   Deferred income...............................................   10.2   27.3
   Reorganization costs..........................................    8.3    --
   Other.........................................................   50.1   69.6
                                                                  ------ ------
     Total Accrued Expenses...................................... $121.2 $282.6
                                                                  ====== ======

Notes Payable

  Short-term notes payable and the current portion of long-term debt amounted to $35.6 million and $46.8 million at the end of fiscal years 1999 and 1998, respectively. The weighted average interest rates on short-term borrowings were 6.1% and 3.6% at the end of fiscal years 1999 and 1998, respectively. Total debt is subject to limitations included in long-term debt agreements. The Company had $78.2 million available in unused, uncommitted lines of credit at October 1, 1999.

Long-Term Accrued Expenses

  Long-term accrued expenses are comprised primarily of accruals for environmental costs not expected to be expended within the next year. The current portion is recorded within accrued expenses.

Long-Term Debt

                                                           1999       1998
                                                        ---------- -----------
                                                        (Dollars in millions)
   Unsecured term loan, 6.70% due in installments of
    $6.25 payable fiscal years 2008, 2010, 2012, and
    2014............................................... $     25.0 $      50.0
   Unsecured term loan, 6.76% due in semiannual
    installments of $5.25 payable fiscal years 2005,
    2007, 2009, and 2011...............................       21.0        48.0
   Unsecured term loan, 7.15% due in installments of
    $2.5 payable fiscal years 2006-2010................       12.5        25.0
   Other debt..........................................        --          0.2
                                                        ---------- -----------
   Long-term borrowings................................       58.5       123.2
   Less current portion................................        --         12.1
                                                        ---------- -----------
   Long-term Debt...................................... $     58.5 $     111.1
                                                        ========== ===========

  The unsecured term loans contain covenants that limit future borrowings and require the Company to maintain certain levels of working capital and operating results. For fiscal year 1999, the Company was in compliance with all restrictive covenants of the loan agreements. The financing agreements restrict the payment of dividends.

  Interest paid (in millions) on short and long-term debt was $7.6, $8.2, and $7.6, in fiscal years 1999, 1998, and 1997, respectively.

  Based on rates currently available to the Company for debt with similar terms and remaining maturities, the carrying amounts of long-term debt and notes payable approximate estimated fair value.

            VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

Forward Exchange Contracts

  The Company enters into forward exchange contracts to mitigate the effects of operational (sales orders and purchase commitments) and balance sheet exposures to fluctuations in foreign currency exchange rates. When the Company's foreign exchange contracts hedge operational exposure, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenues and expenses are recognized. When foreign exchange contracts hedge balance sheet exposure, such effects are recognized in income when the exchange rate changes. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these instruments do not subject the Company to risk that would otherwise result from changes in currency exchange rates. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments also are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Any deferred gains or losses are included in accrued expenses in the balance sheet. If a hedging instrument is sold or terminated prior to maturity, gains and losses continue to be deferred until the hedged item is recognized in income. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. The Company's forward exchange contracts generally range from one to three months in original maturity, and no forward exchange contract has an original maturity greater than one year. Forward exchange contracts outstanding, their unrealized gains or losses and their fair values as of fiscal year-end 1999 are summarized as follows:

                                                   Fiscal Year-End 1999
                                           ------------------------------------
                                           Notional Notional
                                            Value     Value   Unrealized  Fair
                                             Sold   Purchased Gain/(Loss) Value
                                           -------- --------- ----------- -----
                                                  (Dollars in millions)
Australian dollar.........................  $ 5.3     $ --       $(0.1)   $(0.1)
Brazilian real............................    --        0.6        --       --
British pound.............................    5.3       1.5        --       --
Canadian dollar...........................    6.4       --        (0.1)    (0.1)
Danish krona..............................    --        4.8        0.1      0.1
Euro dollar...............................   66.1       --        (0.5)    (1.1)
Japanese yen..............................    5.4       --        (0.2)    (0.2)
Norwegian kroner..........................    2.5       --        (0.1)    (0.1)
Swedish krona.............................    1.8       --        (0.1)    (0.1)
Swiss franc...............................    --        7.6        0.2      0.2
Thailand baht.............................    1.7       --         0.2      0.1
                                            -----     -----      -----    -----
  Totals..................................  $94.5     $14.5      $(0.6)   $(1.3)
                                            =====     =====      =====    =====

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

 Omnibus Stock and Employee Stock Purchase Plans (Shares in thousands)

  Prior to fiscal 1991, the Company had in place the 1982 Non-Qualified Stock option Plan (the 1982 Plan). During fiscal 1991, the Company adopted the Omnibus Stock Plan (the Plan), which was amended and restated as of the Distribution, under which shares of common stock can be issued to officers, directors, key employees and consultants. The maximum number of shares of common stock available for awards under the Plan is 5,000

            VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES exclusive of substitute options issued in connection with the Distribution. The exercise price for incentive and nonqualified stock options granted under the Plan may not be less than 100% of the fair market value at the date of the grant. For employees holding more than 10% of the voting rights of all classes of stock, the exercise price of incentive stock options may not be less than 110% of the fair market value at the date of grant. Options granted will be exercisable at such times and be subject to such restrictions and conditions as determined by the Organization and Compensation Committee of the Company's Board of Directors, but no option shall be exercisable later than five years from the date of grant for incentive stock options for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years from the date of grant for all other options. Options granted are generally exercisable in cumulative installments of one-third each year, commencing one year following date of grant, and expire if not exercised within seven or ten years from date of grant. Restricted stock grants may be awarded at prices ranging from 0% to 50% of the fair market value of the stock and may be subject to restrictions on transferability and continued employment as determined by the Organization and Compensation Committee.

  Option activity under the 1982 Plan and the Plan is presented below:

                                                              Weighted Average
                                                     Options   Exercise Price
                                                     -------  ----------------
Options outstanding, September 27, 1996.............  3,877        $31.08
  Granted...........................................  1,089         48.89
  Terminated or expired.............................   (224)        45.75
  Exercised......................................... (1,000)        28.58
                                                     ------
Options outstanding, September 26, 1997.............  3,742         36.43
  Granted...........................................  1,041         56.68
  Terminated or expired.............................   (116)        49.21
  Exercised.........................................   (416)        23.21
                                                     ------
Options outstanding, October 2, 1998................  4,251         42.33
  Granted...........................................     61         37.28
  Terminated or expired.............................    (70)        47.47
  Exercised.........................................   (531)        15.78
                                                     ------
Options outstanding, April 1, 1999..................  3,711         43.40
  Attributable to discontinued operations........... (2,133)        46.44
                                                     ------
Options Outstanding, April 1, 1999, prior to
 conversion.........................................  1,578         45.36
                                                     ------
Options converted at April 2, 1999..................  3,445        $20.78
  Granted...........................................  2,676         18.32
  Terminated or expired.............................    (32)        22.71
  Exercised.........................................   (140)        23.01
                                                     ------
Options Outstanding October 1, 1999.................  5,949        $19.92
                                                     ======

  During fiscal years 1999, 1998 and 1997, options for 2,939, 2,406 and 1,935 shares of common stock were exercisable and 621, 580 and 667 shares were available for future grants under the plans, respectively.

  In April 1999, in conjunction with the Distribution, those individuals who became employees of VI or VSEA were granted substitute awards in the stock of their new employer, and any stock options held by them in respect of the Company are reflected as surrendered attributable to discontinued operations in the above table. Options held by certain individuals whose employment was terminated in connection with the Distribution were granted substitute options in VMS, VI and VSEA equal in each case to one third of the unexercised options held

            VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES as of the Distribution. The number of shares subject to options and the option exercise price were adjusted immediately following the Distribution to preserve, as closely as possible, the economic value of the options that existed prior to the Distribution. For the remaining holders of unexercised options, the number of shares subject to options and the option exercise price was adjusted immediately following the Distribution to preserve, as closely as possible, the economic value of the options that existed prior to the Distribution.

  During fiscal years 1999, 1998 and 1997, 22, 52 and 55 shares, respectively, were awarded under restricted stock grants at no cost to the employees. The restricted stock grants vest generally over a three-year period, however, restricted stock was vested for all employees immediately prior to the Distribution. Compensation expense from restricted stock was $2.7 million, $3.0 million, and $2.7 million, in fiscal years 1999, 1998, and 1997, respectively.

  The Employee Stock Purchase Plan (the ESPP) covers substantially all employees in the United States and Canada. The participants' purchase price is the lower of 85% of the closing market price on the first trading day of the fiscal quarter or the first trading day of the next fiscal quarter. The discount is treated as equivalent to the cost of issuing stock for financial reporting purposes. During fiscal 1999, 1998 and 1997, 130 shares, 176 shares, and 163 shares were issued under the ESPP for $3.7 million, $7.2 million and $6.9 million, respectively. At fiscal year-end 1999, the Company had a balance of 2,545 shares reserved for the ESPP. The ESPP was suspended effective January 4, 1999 and reinstated October 4, 1999.

  The following tables summarize information concerning outstanding and exercisable options under the 1982 Plan and the Plan at the end of fiscal 1999:

                                                Options Outstanding
                                   ---------------------------------------------
                                               Weighted Average
                                                  Remaining
Range of                             Number      Contractual    Weighted Average
Exercise Prices                    Outstanding Life (in years)   Exercise Price
---------------                    ----------- ---------------- ----------------
$ 6.94-$16.49.....................      864          3.30            $14.07
 16.55-18.16......................      182          9.06             17.66
 18.31............................    2,386          9.51             18.31
 18.50-22.13......................      891          6.66             22.01
 22.16-25.68......................      825          7.06             22.38
 26.64-30.15......................      801          8.04             26.69
                                      -----
  Total...........................    5,949          7.63            $19.92
                                      =====

                                                        Options Exercisable
                                                    ----------------------------
Range of                                              Number    Weighted Average
Exercise Prices                                     Exercisable  Exercise Price
---------------                                     ----------- ----------------
$ 6.94-$16.49......................................      844         $14.03
 16.55-18.16.......................................      168          17.64
 18.31.............................................      157          18.31
 18.50-22.13.......................................      759          22.05
 22.16-25.68.......................................      618          22.40
 26.64-30.15.......................................      393          26.71
  Total............................................    2,939         $19.99

            VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

  The Company has adopted the pro forma disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock compensation plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net earnings and net earnings per share would have been reduced to the pro forma amounts shown below for fiscal years 1999, 1998 and 1997:

                                                          1999   1998    1997
                                                         ------ ------- -------
                                                         (Dollars in thousands
                                                            except per share
                                                                amounts)
Earnings from Continuing Operations--as reported.......  $8,218 $26,144 $19,969
Earnings from Continuing Operations--pro forma.........  $6,264 $24,666 $17,497
Earnings from Continuing Operations per share--basic,
 as reported...........................................  $ 0.27 $  0.87 $  0.66
Earnings from Continuing Operations per share--basic,
 pro forma.............................................  $ 0.21 $  0.82 $  0.57
Earnings from Continuing Operations per share--diluted,
 as reported...........................................  $ 0.27 $  0.86 $  0.64
Earnings from Continuing Operations per share--diluted,
 pro forma.............................................  $ 0.21 $  0.81 $  0.56

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                             Employee Stock    Employee Stock
                                                Options        Purchase Plan
                                             ----------------  ----------------
                                             1999  1998  1997  1999  1998  1997
                                             ----  ----  ----  ----  ----  ----
Expected dividend yield.....................  --    0.8%  0.8%  --    0.8%  0.8%
Risk-free interest rate.....................  5.3%  5.6%  6.4%  4.4%  5.0%  5.3%
Expected volatility......................... 29.0% 24.0% 21.0% 29.0% 24.0% 21.0%
Expected life (in years):
  Employees.................................    4     4     4   .25   .25   .25
  Executive Officers........................    7     7     7   .25   .25   .25

  The weighted average estimated fair values of employee stock options granted during fiscal 1999, 1998 and 1997 were $5.38, $18.06 and $14.65 per share, respectively. The weighted average estimated fair values of the ESPP awards issued during fiscal 1999, 1998 and 1997 were $ 9.90, $7.76 and $11.77 per share, respectively.

 Retirement Plans

  The Company has defined contribution retirement plans covering substantially all of its United States and Canadian employees. The Company's major obligation is to contribute an amount based on a percentage of each participant's base pay. For fiscal years 1998 and 1997 the Company contributed 5% of its consolidated earnings from continuing operations before taxes, as adjusted for discretionary items, as retirement plan profit sharing. For fiscal year 1999 no retirement plan profit sharing contribution was made due to the Company's net loss resulting from the Distribution. Participants are entitled, upon termination or retirement, to their portion of the retirement fund assets, which are held by a third-party custodian. In addition, a number of the Company's foreign subsidiaries have defined benefit retirement plans for regular full-time employees. Total pension expense for all plans amounted to $5.5 million, $8.2 million and $8.1 million, for fiscal 1999, 1998 and 1997, respectively.

             VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

 Taxes on Earnings

  Taxes on earnings from continuing operations are as follows:

                                                            1999   1998   1997
                                                           ------  -----  -----
                                                              (Dollars in
                                                               millions)
Current
  U.S. federal............................................ $  7.1  $ 2.9  $ 4.0
  Non-U.S.................................................   15.3    7.9    2.9
  State and local.........................................    (.8)   1.7    2.4
                                                           ------  -----  -----
    Total current.........................................   21.6   12.5    9.3
                                                           ------  -----  -----
Deferred
  U.S. federal............................................  (11.0)  (3.1)  (0.5)
  Non-U.S.................................................    (.6)    .4    0.4
                                                           ------  -----  -----
    Total deferred........................................  (11.6)  (2.7)  (0.1)
                                                           ------  -----  -----
Taxes on Earnings......................................... $ 10.0  $ 9.8  $ 9.2
                                                           ======  =====  =====

  Significant items making up deferred tax assets and liabilities are as follows:

                                                             1999       1998
                                                          ---------- ----------
                                                          (Dollars in millions)
   Assets:
     Product warranty.................................... $      5.5 $     12.2
     Deferred compensation...............................        2.3        2.9
     Special provisions..................................       21.0       34.8
     Inventory adjustments...............................        6.5       25.5
     Deferred income.....................................        1.7        5.7
     Accelerated depreciation............................        1.7        --
     Credit carryforward.................................        5.8        --
     Other...............................................        3.6        6.8
                                                          ---------- ----------
                                                                48.1       87.9
                                                          ---------- ----------
   Liabilities:
     Accelerated depreciation............................        --         9.7
     Net undistributed profits of foreign subsidiaries...        5.4        --
     Other...............................................        2.2        3.0
                                                          ---------- ----------
                                                                 7.6       12.7
                                                          ---------- ----------
   Net Deferred Tax Asset................................ $     40.5 $     75.2
                                                          ========== ==========

  The classification of the net deferred tax asset on the consolidated balance sheet is as follows:

                                                           1999       1998
                                                        ---------- ----------
                                                        (Dollars in millions)
   Net current deferred tax asset (included in other
    current assets).................................... $     34.3 $     73.8
   Net long-term deferred tax asset (included in other
    assets)............................................        6.2        1.4
                                                        ---------- ----------
   Net Deferred Tax Asset.............................. $     40.5 $     75.2
                                                        ========== ==========

            VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

  At October 1, 1999, the Company had federal tax carryforwards of approximately $5.8 million which expire in 2004, if not utilized.

  The effective tax rate on continuing operations differs from the U.S. federal statutory tax rate as a result of the following:

                                                            1999   1998   1997
                                                           ------  -----  -----
Federal statutory income tax rate.........................   35.0%  35.0%  35.0%
State and local taxes, net of federal tax benefit.........   (3.0)   2.9    3.5
Foreign taxes, net........................................    1.9   (5.5)  (0.4)
Foreign sales corporation.................................   (7.0)  (3.1)  (5.0)
Non-deductible transaction costs..........................   32.0    0.0    0.0
Other.....................................................   (4.0)  (2.0)  (1.6)
                                                           ------  -----  -----
Effective Tax Rate........................................   54.9%  27.3%  31.5%
                                                           ======  =====  =====

  Income taxes paid are as follows:

                                                            1999   1998   1997
                                                           ------  -----  -----
                                                              (Dollars in
                                                               millions)
Federal income taxes paid, net............................ $(12.7) $ 8.0  $41.9
State income taxes paid, net..............................    (.2)   7.0    4.0
Foreign income taxes paid, net............................   23.1   12.8   18.3
                                                           ------  -----  -----
  Total Paid.............................................. $ 10.2  $27.8  $64.2
                                                           ======  =====  =====

 Lease Commitments

  At fiscal year-end 1999, the Company was committed to minimum rentals under noncancellable operating leases for fiscal years 2000 through 2004 and thereafter, as follows, in millions: $4.5, $3.0, $1.8, $1.4, $1.2, and $0.8.
Rental expense for fiscal years 1999, 1998 and 1997, in millions, was $11.0, $10.1 and $9.9, respectively.

 Contingencies

  The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), at eight sites where the Company is alleged to have shipped manufacturing waste for recycling or disposal. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian facilities (including facilities disposed of in connection with the Company's sale of its Electron Devices business during 1995, and the sale of its Thin Film Systems business during 1997). Under the terms of the Distribution Agreement, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental-related investigation and remediation costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). Expenditures for environmental investigation and remediation amounted to $0.9 million in fiscal year 1999, $1.7 million in fiscal year 1998 and $0.8 million in fiscal year 1997, net of amounts that would have been borne by VI and VSEA.

  For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of October 1, 1999, the Company nonetheless estimated that the Company's future exposure (net

            VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES of VI and VSEA's indemnification obligations) for environmental-related investigation and remediation costs for these sites ranged in the aggregate from $12.4 million to $29.8 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to approximately 30 years as of October 1, 1999. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $12.4 million in estimated environmental costs as of October 1, 1999. The amount accrued has not been discounted to present value.

  As to other sites and facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of October 1, 1999, the Company estimated that the Company's future exposure (net of VI and VSEA's indemnification obligations) for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $22.9 million to $39.0 million. The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of October 1, 1999. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $26.7 million at October 1, 1999. The Company accordingly accrued $11.9 million, which represents its best estimate of the future costs discounted at 4%, net of inflation. This accrual is in addition to the $12.4 million described in the preceding paragraph.

  At October 1, 1999, the Company's reserve for environmental liabilities, based upon future environmental related costs estimated by the Company as of that date, was calculated as follows:

                                                                        Total
                                                             Non-    Anticipated
                                                 Recurring Recurring   Future
Fiscal Year:                                       Costs     Costs      Costs
------------                                     --------- --------- -----------
2000............................................   $ 1.2     $2.8      $  4.0
2001............................................     1.3      1.1         2.4
2002............................................     1.4      0.0         1.4
2003............................................     1.3      0.0         1.3
2004............................................     1.4      0.0         1.4
Thereafter......................................    27.2      1.4        28.6
                                                   -----     ----      ------
  Total costs...................................   $33.8     $5.3        39.1
                                                   =====     ====
Less imputed interest...........................                        (14.8)
                                                                       ------
Reserve amount..................................                       $ 24.3
                                                                       ======

  The amounts set forth in the foregoing table are only estimates of anticipated future environmental-related costs, and the amounts actually spent may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites and facilities involved. The Company believes that most of these cost ranges will narrow as investigation and remediation activities progress. The Company believes that its reserves are adequate, but as the scope of its obligations becomes more clearly defined, these reserves (and the associated indemnification obligations of VI and VSEA) may be modified and related charges against earnings may be made.

  Although any ultimate liability arising from environmental-related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company's financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of

            VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES environmental-related events (and assuming VI and VSEA satisfy their indemnification obligations), management believes that the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company.

  The Company evaluates its liability for environmental-related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. The Company received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental-related expenditures, and the Company therefore has a $3.6 million receivable in Other Assets at October 1, 1999. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although the Company intends to aggressively pursue additional insurance and other recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

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

            VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

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

 Reorganization Charges

  Fiscal year 1999 expenses included net reorganization charges of $29.7 million, of which $24.9 million was incurred as a result of the Distribution and $4.8 million was incurred as a result of the Company's restructuring of its X-ray Products segment by the closing of a manufacturing facility in Arlington Heights, Illinois to consolidate manufacturing at the Company's existing facility in Salt Lake City, Utah. The $29.7 million net charge includes $34.3 million for retention bonuses for employee services provided prior to October 1, 1999, employee severance and executive compensation; $21.0 million for legal, accounting, printing and investment banking fees; $1.7 million for foreign taxes (excluding income taxes) resulting from the international reorganization of the Company's subsidiaries in connection with the Distribution; and $6.8 million in other costs associated with the Distribution and restructuring; partially offset by a $34.1 million gain on the sale of the Company's aircraft and long-term leasehold interests in certain of its Palo Alto facilities, together with the related buildings and other corporate assets.

  The following table sets forth certain details associated with these net reorganization charges (in thousands of dollars):

                             Reorganization
                              Costs as of      Cash                 Accrual at
                               October 1,   (Payments)   Non-Cash   October 1,
                                  1999       Receipts  Transactions    1999
                             -------------- ---------- ------------ ----------
Retention bonuses,
 severance, and executive
 compensation...............    $34,307      $(29,800)   $    --      $4,507
Legal, accounting, printing
 and investment banking
 fees.......................     20,982       (19,190)        --       1,792
Gain on sale of real estate
 and corporate assets.......    (34,098)       50,948     (16,850)       --
Foreign taxes (excluding
 income taxes)..............      1,700           (18)     (1,006)       676
Other.......................      6,777        (4,393)     (1,016)     1,368
                                -------      --------    --------     ------
                                $29,668      $ (2,453)   $(18,872)    $8,343
                                =======      ========    ========     ======

 Purchase Business Combinations

  During fiscal years 1999, 1998 and 1997, the Company acquired the assets and liabilities of two businesses. The consolidated financial statements include the operating results of each acquired business from the date of acquisition. Pro forma results of operations have not been presented, because the effects of these acquisitions were not material on either an individual or an aggregated basis.

  Amounts allocated to goodwill are amortized on a straight-line basis over periods ranging from 7 to 40 years.

            VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

  Summary of purchase transactions (dollars in millions):

   Entity Name                                      Consideration Closing Date
   -----------                                      ------------- -------------
   Therapy Planning Division of Multimedia Medical
    Systems, Inc.--Brachytherapy..................      $ 7.5         July 1999
   GE Medical Systems-Radiotherapy Service and
    Parts.........................................      $45.0     December 1997

 Industry Segments

  In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supercedes SFAS 14 "Financial Reporting for Segments of a Business Enterprise" replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

  The Company's operations are grouped into two reportable segments: Oncology Systems and X-ray Products. These segments were determined based on how management views and evaluates the Company's operations. The Company's Ginzton Technology Center (GTC) including its brachytherapy business, is reflected in an "other" category. Other factors included in segment determination were similar economic characteristics, distribution channels, manufacturing environment, technology and customers. The Company evaluates performance and allocates resources based on earnings from continuing operations before interest and taxes. The accounting policies of the reportable segments are the same as those disclosed in the summary of significant accounting policies.

  Oncology Systems designs, manufactures, sells and services hardware and software products for radiation treatment of cancer, including linear accelerators, simulators and computer systems for planning cancer treatments and data management systems for radiation oncology centers. Oncology Systems also manufactures and markets related radiotherapy products such as imaging systems, information management systems, multi-leaf collimators, simulators and radiosurgery products. X-ray Products is involved in the design and manufacture of subsystems for diagnostic radiology, including x-ray-generating tubes and imaging subsystems. X-ray Products manufactures tubes for medical x-ray imaging applications including CT scanner, radiographic/fluoroscopic, special procedures; and mammography and industrial x-ray tubes consisting of analytical x-ray tubes used for x-ray fluorescence and diffraction as well as tubes used for non-destructive imaging and gauging. GTC, Varian Medical Systems' research and development facility for breakthrough technologies, also manufactures and sells the Company's brachytherapy products and services. In addition, GTC conducts externally funded contract research related to developing new medical technologies.

  Corporate includes shared costs of legal, tax, accounting, human resources, real estate, insurance, information technology, treasury and other management costs. A portion of the indirect and common costs have been allocated through the use of estimates. Accordingly, the following information is provided for purposes of achieving an understanding of operations, but may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company's operations to similar operations of other companies may not be meaningful.

  The Company operates various manufacturing and marketing operations outside the United States. Sales to customers located in Japan were $75 million in fiscal 1999, $68 million in fiscal 1998, and $67 million in fiscal

            VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

1997. For fiscal 1999, 1998 and 1997, no single country outside the United States accounted for more than 10% of total assets. Sales between geographic areas are accounted for at cost plus prevailing markups arrived at through negotiations between independent profit centers. Related profits are eliminated in consolidation.

  Included in the total of United States sales are export sales of $112 million in fiscal 1999, $97 million in fiscal 1998, and $108 million in fiscal 1997. No single customer represents 10% or more of the Company's total sales. Sales under prime contracts from the U.S. Government were approximately $4.4 million in fiscal 1999, $6.1 million in fiscal 1998, and $4.2 million in fiscal 1997.

 Industry Segments

                                         Earnings from
                                           Continuing
                                           Operations         Total       Capital     Depreciation &
                              Sales       before Taxes       Assets    Expenditures*  Amortization*
                          -------------- ----------------  ----------- -------------- --------------
                          1999 1998 1997 1999  1998  1997  1999  1998  1999 1998 1997 1999 1998 1997
                          ---- ---- ---- ----  ----  ----  ---- ------ ---- ---- ---- ---- ---- ----
                                                   (Dollars in millions)
Oncology Systems........  $459 $405 $337 $70   $60   $47   $333 $  302 $10  $ 7  $ 5  $ 9  $ 8  $ 7
X-ray Products..........   123  131  130  11    20    23     86     79   8    6    6    9    7    7
Other...................     8    5    7  (8)   (9)   (7)    16      6   3    1    1    1    1    1
                          ---- ---- ---- ---   ---   ---   ---- ------ ---  ---  ---  ---  ---  ---
 Total Industry
  Segments..............   590  541  474  73    71    63    435    387  21   14   12   19   16   15
General corporate and
 other..................   --   --   --  (49)  (33)  (31)   104    831   7    6   12    5    6    7
Interest, net...........   --   --   --   (6)   (2)   (3)   --     --  --   --   --   --   --   --
                          ---- ---- ---- ---   ---   ---   ---- ------ ---  ---  ---  ---  ---  ---
 Total Company..........  $590 $541 $474 $18   $36   $29   $539 $1,218 $28  $20  $24  $24  $22  $22
                          ==== ==== ==== ===   ===   ===   ==== ====== ===  ===  ===  ===  ===  ===

--------
* Amounts may not agree to financial statements due to amounts associated with discontinued operations.

 Geographic Information

                                                                         Long-
                                                                         Lived
                                                            Sales       Assets
                                                        -------------- ---------
                                                        1999 1998 1997 1999 1998
                                                        ---- ---- ---- ---- ----
                                                         (Dollars in millions)
United States.......................................... $267 $234 $223 $124 $288
International..........................................  323  307  251   33   91
                                                        ---- ---- ---- ---- ----
  Total Company........................................ $590 $541 $474 $157 $379
                                                        ==== ==== ==== ==== ====

  Sales are based on final destination of products sold.

             VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

Event (Unaudited) Subsequent to the Date of the Report of Independent
Accountants

In November 1999, the Company obtained a $50 million committed revolving credit facility.

            VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

 Quarterly Financial Data (Unaudited)

                                          1999                                    1998
                          --------------------------------------  --------------------------------------
                           First   Second   Third  Fourth  Total   First   Second   Third  Fourth  Total
                          Quarter  Quarter Quarter Quarter Year   Quarter  Quarter Quarter Quarter Year
                          -------  ------- ------- ------- -----  -------  ------- ------- ------- -----
                                        (Dollars in millions except per share amounts)
Sales...................  $105.0    149.3   144.5   191.6  590.4  $ 99.0    131.5   131.5   179.5  541.5
                          ------    -----   -----   -----  -----  ------    -----   -----   -----  -----
Gross Profit............  $ 32.8     49.4    51.3    76.5  210.0  $ 33.6     42.8    45.9    72.9  195.2
                          ------    -----   -----   -----  -----  ------    -----   -----   -----  -----
Net Earnings (Loss)
 Continuing Operations..  $ (2.0)   (10.2)    6.6    13.8    8.2  $ (4.3)     4.5     8.8    17.1   26.1
 Discontinued
  Operations............    (0.4)   (30.8)    0.0    (1.2) (32.4)   24.0     18.5     9.7    (4.5)  47.7
                          ------    -----   -----   -----  -----  ------    -----   -----   -----  -----
Net Earnings (Loss).....  $ (2.4)   (41.0)    6.6    12.6  (24.2) $ 19.7     23.0    18.5    12.6   73.8
                          ======    =====   =====   =====  =====  ======    =====   =====   =====  =====
Net Earnings (Loss) Per
 Share--Basic
 Continuing Operations..  $(0.07)   (0.34)   0.22    0.46   0.27  $(0.14)    0.15    0.29    0.58   0.87
 Discontinued
  Operations............   (0.01)   (1.02)   0.00   (0.05) (1.07)   0.80     0.62    0.33   (0.15)  1.60
                          ======    =====   =====   =====  =====  ======    =====   =====   =====  =====
Basic...................  $(0.08)   (1.36)   0.22    0.41  (0.80) $ 0.66     0.77    0.62    0.43   2.47
                          ======    =====   =====   =====  =====  ======    =====   =====   =====  =====
Net Earnings (Loss) Per
 Share--Diluted
 Continuing Operations..  $(0.07)   (0.34)   0.21    0.45   0.27  $(0.14)    0.15    0.29    0.57   0.86
 Discontinued
  Operations............   (0.01)   (1.02)   0.00   (0.04) (1.06)   0.78     0.60    0.32   (0.15)  1.57
                          ------    -----   -----   -----  -----  ------    -----   -----   -----  -----
Basic...................  $(0.08)   (1.36)   0.21    0.41  (0.79) $ 0.64     0.75    0.61    0.42   2.43
                          ======    =====   =====   =====  =====  ======    =====   =====   =====  =====

  The four quarters for net earnings (loss) per share may not add for the year because of the different number of shares outstanding during the year.

  Net earnings (loss) from continuing operations for the first through the fourth quarters of fiscal year 1999 include net after tax reorganization related charges (income) of $3.0 million, $23.1 million, $0.3 million, and ($0.7) million, respectively, and related diluted (earnings) loss per share of $0.10, $0.77, $0.01, and ($0.02), respectively.

 Market for the Registrant's Common Equity and Related Stockholder Matters (Unaudited)

  The following table sets forth, for the periods indicated, the highest and lowest closing sales prices for the Common Stock as reported in the consolidated transaction reporting system for the New York Stock Exchange in fiscal year 1998 and in the portion of the fiscal year 1999 that was prior to the Distribution. The Company's Common Stock is traded on the New York Stock Exchange and Pacific Exchange under the symbol VAR.

                                                             High      Low
                                                             ----      ----
Fiscal 1998
  First Quarter............................................. $66 3/4   $47 3/4
  Second Quarter............................................  58 3/8    47 1/2
  Third Quarter.............................................  53 15/16  38 3/16
  Fourth Quarter............................................  43        31 13/16
Fiscal Year 1999
  First Quarter.............................................  41 1/16   32 7/16
  Second Quarter............................................  43        31 3/4

            VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

  On April 2, 1999, Varian distributed to its stockholders all of the outstanding shares of common stock of each of VI and USEA. Following the Distribution, the highest and lowest closing sales prices for the Common Stock as so reported were:

                                                               High     Low
                                                               ----     ----
   Fiscal Year 1999
   Third Quarter.............................................. $25 1/4  $16 5/8
   Fourth Quarter.............................................  24 3/16  19 7/16

  Varian declared cash dividends of $0.09 in the first quarter of fiscal year 1998, and $0.10 in each quarter thereafter through the first quarter of fiscal year 1999. Since the Distribution, the Company has not paid any dividends on the Common Stock and does not currently anticipate paying dividends on the Common Stock for the foreseeable future. Further, the existing term loans of the Company's financing agreements contain provisions that limit the ability of the Company to pay dividends.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Varian Medical Systems, Inc.:

  Our audits of the consolidated financial statements referred to in our report dated November 4, 1999 appearing on page F-2 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PricewaterhouseCoopers LLP
                                          _____________________________
                                          PricewaterhouseCoopers LLP

San Jose, California
November 4, 1999

                                                                     SCHEDULE II

             VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

                    VALUATION AND QUALIFYING ACCOUNTS (/1/)
                for the fiscal years ended 1999, 1998, and 1997
                             (Dollars in Thousands)

                          Balance at Charged to      Deductions            Balance at
                          Beginning  Costs and  ---------------------        End of
Description               of Period   Expenses   Description  Amount         Period
-----------               ---------- ---------- ------------- -------      ----------
ALLOWANCE FOR DOUBTFUL
 NOTES & ACCOUNTS
 RECEIVABLE:
                                                Write-offs
Fiscal Year Ended 1999..   $ 2,644    $ 2,704   & Adjustments $ 4,210(/2/)  $ 1,138
                           =======    =======                 =======       =======
                                                Write-offs
Fiscal Year Ended 1998..   $ 2,715    $ 3,020   & Adjustments $ 3,091       $ 2,644
                           =======    =======                 =======       =======
                                                Write-offs
Fiscal Year Ended 1997..   $ 2,309    $ 1,468   & Adjustments $ 1,062       $ 2,715
                           =======    =======                 =======       =======
ESTIMATED LIABILITY FOR
 PRODUCT WARRANTY:
                                                Actual
                                                Warranty
Fiscal Year Ended 1999..   $44,153    $56,389   Expenditures  $82,390(/3/)  $18,152
                           =======    =======                 =======       =======
                                                Actual
                                                Warranty
Fiscal Year Ended 1998..   $37,620    $59,433   Expenditures  $52,900       $44,153
                           =======    =======                 =======       =======
                                                Actual
                                                Warranty
Fiscal Year Ended 1997..   $49,251    $42,994   Expenditures  $54,625(/4/)  $37,620
                           =======    =======                 =======       =======

--------
(1) As to column omitted the answer is "none."
(2) Includes a $2,420 deduction due to the spin-off of the Company's instruments and semiconductor businesses on April 2, 1999.
(3) Includes a $22,437 deduction due to the spin-off of the Company's instruments and semiconductor businesses on April 2, 1999.
(4) Includes a $5,226 deduction due to the sale of Thin Film Systems.

                                 EXHIBIT INDEX

  Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

 Exhibit
 Number                                  Exhibit
 -------                                 -------
  2      Amended and Restated Distribution Agreement, dated as of January 14,
         1999, by and among Varian Associates, Inc. (which has been renamed
         Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor
         Equipment Associates, Inc. (incorporated by reference to Exhibit 2 to the registrant's Form 8-K Current Report dated as of April 2, 1999,
         File No. 1-7598).
  3-A.1  Registrant's Restated Certificate of Incorporation, as amended.*
  3-A.2  Certificate of Designation and Terms of Participating Preferred
         Stock.*
  3-B    Registrant's By-Laws, as amended.*
  4.1    Specimen Common Stock Certificate.*
 10.1+   Registrant's Omnibus Stock Plan.*
 10.2+   Registrant's Management Incentive Plan.*
 10.3+   Registrant's form of Indemnity Agreement with Directors and Executive
         Officers.*
 10.4+   Registrant's form of Change in Control Agreement with certain
         Executive Officers other than the Chief Executive Officer and the
         Chief Financial Officer.*
 10.5+   Registrant's Change in Control Agreement with the Chief Executive
         Officer.*
 10.6+   Registrant's Change in Control Agreement with the Chief Financial
         Officer.*
 10.7+   Registrant's Change in Control Agreement with General Counsel.
 10.8    Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 1, 1999, between Registrant and Prudential Insurance
         Company of America (certain exhibits and schedules omitted).*
 10.9    Employee Benefits Allocation Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical
         Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment
         Associates, Inc. (incorporated by reference to Exhibit No. 99.1 to the registrant's Form 8-K Current Report dated as of April 2, 1999, File
         No. 1-7598).
 10.10   Intellectual Property Agreement, dated April 2, 1999, by and among
         Varian Associates, Inc. (which has been renamed Varian Medical
         Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment
         Associates, Inc. (incorporated by reference to Exhibit No. 99.2 to the registrant's Form 8-K Current Report dated as of April 2, 1999, File
         No. 1-7598).
 10.11   Tax Sharing Agreement, dated April 2, 1999, by and among Varian
         Associates, Inc. (which has been renamed Varian Medical Systems,
         Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates,
         Inc. (incorporated by reference to Exhibit No. 99.3 to the registrant's Form 8-K Current Report dated as of April 2, 1999, File
         No. 1-7598).
 10.12   Transition Services Agreement, dated April 2, 1999, by and among
         Varian Associates, Inc. (which has been renamed Varian Medical
         Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment
         Associates, Inc. (incorporated by reference to Exhibit No. 99.4 to the registrant's Form 8-K Current Report dated as of April 2, 1999, File
         No. 1-7598).
 10.13+  Amended and Restated Severance Agreement between the registrants and
         Joseph B. Phair dated as of August 20, 1999.
 10.14+  Registrant's Supplemental Retirement Plan
 10.15+  Description of Certain Compensatory Arrangements between registrants and Directors
 10.16+  Description of Certain Compensatory Arrangements between registrant and executive officers
 21      List of Subsidiaries
 23      Consent of Independent Accountants
 27.1    Financial Data Schedule for the fiscal year ended October 1, 1999
 27.2    Restated Financial Data Schedule for the fiscal year ended October 2,
         1998.
 27.3    Restated Financial Data Schedule for the fiscal year ended September
         26, 1997.

-------
* Incorporated by reference from the exhibit of the same number to the registrant's Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598.

+  Management contract or compensatory arrangement.