Form 10-Q
period 1999-12-31
VARIAN MEDICAL SYSTEMS INC
filed 2000-02-11
CIK 203527

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

Yes [X].  No [_].

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,882,983 shares of Common Stock, par value $1 per share, outstanding as of February 8, 2000.

                               TABLE OF CONTENTS

Part I.  Financial Information                                                          3
Item 1.  Financial Statements (unaudited)                                               3
         Consolidated Statements of Earnings                                            3
         Consolidated Balance Sheets                                                    4
         Condensed Consolidated Statements of Cash Flows                                5
         Notes to the Consolidated Financial Statements                                 6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                     13
Item 3.  Quantitative and Qualitative Disclosure about Market Risk                     19

Part II. Other Information                                                             21
Item 6.  Exhibits and Reports on Form 8-K                                              21

                           FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. These forward-looking statements are subject to risks and uncertainties that could cause the actual results of Varian Medical Systems, Inc. (the "Company") to differ materially from management's current expectations. These risks and uncertainties include, without limitation, product demand and market acceptance risks; the effect of general economic conditions and foreign currency fluctuations; the impact of competitive products and pricing; new product development and commercialization; reliance on sole source suppliers; the Company's ability to attract and retain key employees; the Company's ability to increase capacity to meet increasing demand; the Company's ability to increase operating margins on higher sales; the impact of managed care initiatives in the U.S. on capital expenditures and resulting pricing pressures on medical equipment; effectiveness of certain third parties' corrective actions to address the impact of the Year 2000; the Company's potential responsibility for liabilities arising out of or relating to the recent reorganization which were not expressly assumed by the Company; the possibility that indemnification for certain liabilities arising out of or relating to the reorganization will not be available to the Company due to the indemnifying party's insolvency or legal prohibition; increased debt leverage resulting from the reorganization impacting the Company's ability to obtain future financing for working capital, capital expenditures, product development, acquisitions and general corporate purposes; the effect of increased debt leverage on cash flow, vulnerability to economic downturns and flexibility in responding to changing business and economic conditions; possible exposure to fraudulent conveyance allegations arising out of the reorganization; possible exposure to additional tax obligations in connection with the reorganization; and other risks detailed under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting the Company's Business" in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1999 and, from time to time in the Company's other filings with the Securities and Exchange Commission. The Company assumes and undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                                    PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                   For the Three Months Ended
                                                   --------------------------
(Amounts in thousands,
----------------------                             December 31,    January 1,
except per share amounts)                             1999            1999
-------------------------                             ----            ----
SALES                                              $ 141,250       $ 104,964
                                                   ---------       ---------

Operating Costs and Expenses
  Cost of sales                                       90,852          72,134
  Research and development                            10,256           9,422
  Selling, general and administrative                 30,254          23,587
  Reorganization                                           -           3,559
                                                   ---------       ---------
Total Operating Costs and Expenses                   131,362         108,702
                                                   ---------       ---------

OPERATING EARNINGS (LOSS)                              9,888          (3,738)
Interest expense                                      (1,586)         (2,761)
Interest income                                           66           1,624
                                                   ---------       ---------

Earnings (Loss) from Continuing
  Operations Before Taxes                              8,368          (4,873)
Taxes on earnings (loss)                               3,140          (2,790)
                                                   ---------       ---------

Earnings (Loss) from Continuing
  Operations                                           5,228          (2,083)
Earnings (Loss) from Discontinued
  Operations - Net of Taxes                                -            (354)
                                                   ---------       ---------

Net Earnings (Loss)                                $   5,228       $  (2,437)
                                                   =========       =========

Average Shares Outstanding - Basic                    30,625          29,848
                                                   =========       =========

Average Shares Outstanding - Diluted                  31,360          29,848
                                                   =========       =========

Net Earnings (Loss) Per Share - Basic
  Continuing Operations                            $    0.17       $   (0.07)
  Discontinued Operations                                  -           (0.01)
                                                   ---------       ---------
Net Earnings (Loss) Per Share - Basic              $    0.17       $   (0.08)
                                                   =========       =========

Net Earnings (Loss) Per Share - Diluted
  Continuing Operations                            $    0.17       $   (0.07)
  Discontinued Operations                                  -           (0.01)
                                                   ---------       ---------
  Net Earnings (Loss) Per Share - Diluted          $    0.17       $   (0.08)
                                                   =========       =========

Dividends Declared Per Share                               -       $    0.10

See accompanying notes to the consolidated financial statements

             VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             December 31,     October 1,
(Dollars in thousands, except par values)                                       1999            1999
-----------------------------------------                                       ----            ----
                                                                              (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents                                                  $    19,294      $  25,126
                                                                             -----------      ---------
  Accounts receivable                                                            200,117        233,785
                                                                             -----------      ---------

  Inventories
    Raw materials and parts                                                       71,836         61,949
    Work in process                                                                7,809          7,819
    Finished goods                                                                13,106          8,556
                                                                             -----------      ---------
       Total inventories                                                          92,751         78,324
                                                                             -----------      ---------

  Other current assets                                                            48,936         45,011
                                                                             -----------      ---------
       Total Current Assets                                                      361,098        382,246
                                                                             -----------      ---------

Property, Plant, and Equipment                                                   200,631        200,386
  Accumulated depreciation and amortization                                     (120,893)      (120,138)
                                                                             -----------      ---------
   Net Property, Plant, and Equipment                                             79,738         80,248
                                                                             -----------      ---------

Other Assets                                                                      76,119         76,689
                                                                             -----------      ---------

   TOTAL ASSETS                                                              $   516,955      $ 539,183
                                                                             ===========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable                                                              $    20,585      $  35,587
  Accounts payable - trade                                                        36,497         40,141
  Accrued expenses                                                               113,250        121,165
  Product warranty                                                                18,812         18,152
  Advance payments from customers                                                 51,615         54,757
                                                                             -----------      ---------
   Total Current Liabilities                                                     240,759        269,802
Long-Term Accrued Expenses                                                        25,029         25,890
Long-Term Debt                                                                    58,500         58,500
                                                                             -----------      ---------
    Total Liabilities                                                            324,288        354,192
                                                                             -----------      ---------

Stockholders' Equity
 Preferred stock
    Authorized 1,000,000 shares, par value $1, issued none                             -              -
 Common stock
    Authorized 99,000,000 shares, par value $1, issued and outstanding
    30,702,000 shares at December 31, 1999 and 30,563,000 shares at
    October 1, 1999                                                               30,702         30,563
 Capital in excess of par value                                                   22,494         20,185
 Retained earnings                                                               139,471        134,243
                                                                             -----------      ---------

Total Stockholders' Equity                                                       192,667        184,991
                                                                             -----------      ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   516,955      $ 539,183
                                                                             ===========      =========

See accompanying notes to the consolidated financial statements

                VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     For the Three Months Ended
                                                                                     --------------------------

                                                                                     December 31,     January 1,
(Dollars in thousands)                                                                  1999            1999
----------------------                                                                  ----            ----
OPERATING ACTIVITIES
     Net Cash (Used)/Provided by Operating Activities                                $  9,803          ($2,567)
                                                                                     --------        ---------

INVESTING ACTIVITIES
  Proceeds from the sale of property, plant, and equipment                                 18              266
  Purchase of property, plant, and equipment                                           (5,231)          (7,339)
  Purchase of businesses, net of cash acquired                                              -             (150)
  Other, net                                                                              289             (107)
                                                                                     --------        ---------
     Net Cash Used by Investing Activities                                             (4,924)          (7,330)
                                                                                     --------        ---------

FINANCING ACTIVITIES
  Net repayments on short-term obligations                                            (15,002)            (394)
  Principal payments on long-term debt                                                      -           (5,894)
  Proceeds from common stock issued to employees                                        1,981            3,699
  Other, net                                                                                -           (2,125)
                                                                                     --------        ---------
     Net Cash Used by Financing Activities                                            (13,021)          (4,714)
                                                                                     --------        ---------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                                2,310           (3,525)
                                                                                     --------        ---------

     Net Decrease in Cash and Cash Equivalents                                         (5,832)         (18,136)

     Cash and Cash Equivalents at Beginning of Period                                  25,126          149,667
                                                                                     --------        ---------

     Cash and Cash Equivalents at End of Period                                      $ 19,294        $ 131,531
                                                                                     ========        =========

See accompanying notes to the consolidated financial statements.

                VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1: The consolidated financial statements include the accounts of Varian Medical Systems, Inc. (the "Company" or "VMS") and its subsidiaries and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 1, 1999 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Form 10-K Annual Report. In the opinion of management, the interim consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the first quarter ended December 31, 1999 are not necessarily indicative of the results to be expected for a full year or for any other periods.

NOTE 2: On April 2, 1999, Varian Associates, Inc. reorganized into three separate publicly traded companies by spinning off, through a tax-free distribution, two of its businesses to stockholders (the "Distribution"). The Distribution resulted in the following three companies: 1) the Company (renamed from Varian Associates, Inc. to Varian Medical Systems, Inc. following the Distribution); 2) Varian, Inc. ("VI"); and 3) Varian Semiconductor Equipment Associates, Inc. ("VSEA"). The Distribution resulted in a non-cash dividend to stockholders.

          The Distribution was accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among the Company, VI and VSEA (the "Distribution Agreement"). For purposes of governing certain of the ongoing relationships between and among the Company, VI and VSEA after the Distribution, the Company, VI and VSEA also entered into various agreements (the "Distribution-Related Agreements") that set forth the principles to be applied in allocating certain related costs and specified portions of contingent liabilities to be shared, which, by their nature, could not be reasonably estimated at the time.

          Under the Distribution Agreement, (1) the Company was required, among other things, to contribute to VSEA cash and cash equivalents such that VSEA would have $100 million in cash and cash equivalents and consolidated debt (as defined in the Distribution Agreement) of no more than $5 million and (2) VI was required to assume 50% of the outstanding indebtedness under the Company's term loans and have transferred to it such portion of the indebtedness under the Company's notes payable and such amount of cash and cash equivalents so that as of the time of the Distribution, the Company and VI would each have net debt (defined in the Distribution Agreement as the amount outstanding under the term loans and the notes payable, less cash and cash equivalents) equal to approximately 50% of the net debt of the Company and VI, subject to such adjustment as was necessary to provide the Company with a net worth of between 40% and 50% of the aggregate net worth of the Company and VI. As a result, the Company transferred $119 million in cash and cash equivalents to VSEA and VI, and VSEA and VI assumed $69 million in debt. However, the amounts allocated to VI and transferred to VSEA in connection with the Distribution were based on estimates. Certain future adjustments or payments may be required under the provisions of the Distribution Agreement or the Distribution-Related Agreements. The Company may be required to make cash payments to VI or VSEA, or may be entitled to receive cash payments from VI or VSEA. The amount of such adjustments, if any, are not known or estimable at this time.

          In fiscal year 1999, the Company reported results of operations pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Accordingly, the Company reclassified its fiscal year 1999 consolidated financial statements to reflect the dispositions of VI and VSEA. The net operating results of VI and VSEA have been reported, net of applicable income taxes, as "Earnings
          (Loss) from Discontinued Operations."

          Summarized information for discontinued operations is as follows (dollars in millions):

                                           Three Months Ended
                                   ----------------------------------
                                   December 31, 1999  January 1, 1999
                                   -----------------  ---------------
                                               (unaudited)
          Revenue                        $  0         $    177.3
                                         ====         ==========

          Earnings before Taxes          $  0         $      1.0
                                         ====         ==========

          Net Loss                       $  0              ($0.4)
                                         ====         ==========

NOTE 3: In fiscal year 1999, the Company incurred net reorganization charges of $29.7 million, of which $24.9 million was incurred as a result of the Distribution and $4.8 million was incurred as a result of the Company's restructuring of its X-ray Products segment by the closing of a manufacturing facility in Arlington Heights, Illinois to consolidate manufacturing at the Company's existing facility in Salt Lake City, Utah. $3.6 million of such charges were recognized in the first quarter of fiscal year 1999. The Company did not incur any reorganization charges in the first quarter of fiscal year 2000.

          The following table sets forth certain details associated with the net reorganization charges associated with the Distribution as of December 31, 1999 (in thousands of dollars):

                                             Accrual at            Cash                                     Accrual at
                                           October 1, 1999       Payments       Reclassifications        December 31, 1999
                                           ---------------       ---------      ------------------       -----------------
          Retention bonuses, severance,
          and executive compensation        $    4,507           $  (1,358)     $      (243)             $       2,906

          Legal, accounting, printing
          and investment banking fees            1,792              (1,774)              77                         95

          Gain on sale of real estate
          and corporate assets                      --                (139)             139                         --

          Foreign taxes (excluding
          income taxes)                            676                  --               --                        676

          Other                                  1,368                (763)              27                        632
                                            ----------           ---------      -----------              -------------

                                            $    8,343           $  (4,034)     $        --              $       4,309
                                            ==========           =========      ===========              =============

NOTE 4: Inventories are valued at the lower of cost or market (realizable value) using the last-in, first-out (LIFO) cost for the U.S. inventories of the Company except for x-ray tube products. All other inventories are valued principally at average cost. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $14.4 million at December 31, 1999 and $14.2 million at October 1, 1999.

NOTE 5: The Company enters into forward exchange contracts to mitigate the effects of operational (sales orders and purchase commitments) and balance sheet exposures to fluctuations in foreign currency exchange rates. When the Company's foreign exchange contracts hedge operational exposure, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenues and expenses are recognized. All forward exchange contracts hedging operational exposure are designated and highly effective as hedges. The critical terms of all forward exchange contracts hedging operational exposure and of the forecasted transactions being hedged are substantially identical. Accordingly, the Company expects that changes in the fair value or cash flows of the hedging instruments and the hedged transactions (for the risk being hedged) will completely offset at the hedge's inception and on an ongoing basis. When foreign exchange contracts hedge balance sheet exposure, such effects are recognized in income when the exchange rate changes in accordance with the requirements for other foreign currency transactions. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these instruments do not subject the Company to risk that would otherwise result from changes in currency exchange rates. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments also are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Any deferred gains or losses are included in Accrued Expenses in the balance sheet. If a hedging instrument is sold or terminated prior to maturity, gains and losses continue to be deferred until the hedged item is recognized in income. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. The Company's forward exchange contracts generally range from one to three months in original maturity, and no forward exchange contract has an original maturity greater than one year. Forward exchange contracts outstanding as of December 31, 1999 are summarized as follows:

                                                         December 31, 1999
                                                         -----------------

                                             Notional Value             Notional Value
                                                  Sold                     Purchased
                                                  ----                     ---------
                                                       (Dollars in thousands)
                    Australian dollar        $     762                  $       --
                    British pound                4,402                          --
                    Canadian dollar              8,603                          --
                    Danish krona                    --                       1,258
                    Japanese yen                23,582                       2,476
                    Swedish krona                5,706                          --
                    Swiss franc                     --                       9,875
                    Thailand baht                1,656                          --
                    Euro                        67,483                          --
                                             ---------                  ----------
                    Totals                   $ 112,194                  $   13,609
                                             =========                  ==========


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

                                                                      Three Months Ended
                                                                      ------------------
                                                                 December 31,        January 1,
                                                                    1999                1999
                                                                    ----                ----
               Numerator--Basic and Diluted:
               Earnings (Loss) from Continuing Operations        $    5,228          $   (2,083)
               Earnings (Loss) from Discontinued Operations              --                (354)
                                                                 ----------          ----------
                   Net Earnings (Loss)                           $    5,228          $   (2,437)
                                                                 ==========          ==========

               Denominator--Basic:
               Average shares outstanding                            30,625              29,848
                                                                 ==========          ==========

               Net Earnings (Loss) Per Share--Basic:
               Continuing Operations                             $     0.17          $    (0.07)
               Discontinued Operations                                   --               (0.01)
                                                                 ----------          ----------
                   Net Earnings (Loss) Per Share--Basic          $     0.17          $    (0.08)
                                                                 ==========          ==========

               Denominator--Diluted:
               Average shares outstanding                            30,625              29,848
               Dilutive stock options                                   735                  --
                                                                 ----------          ----------
                                                                     31,360              29,848
                                                                 ==========          ==========

               Net Earnings (Loss) Per Share--Diluted:
               Continuing Operations                             $     0.17          $    (0.07)
               Discontinued Operations                                   --               (0.01)
                                                                 ----------          ----------
                   Net Earnings (Loss) Per Share--Diluted              0.17          $    (0.08)
                                                                 ==========          ==========

          Options to purchase 803,820 shares at an average exercise price of $26.68 were outstanding on a weighted average basis during the quarter ended December 31, 1999 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares.

          Options to purchase 4,191,685 shares at an average exercise price of $42.62 were outstanding on a weighted average basis during the quarter ended January 1, 1999 but were not included in the computation of diluted EPS because the Company had a net loss for the period.

NOTE 7: Included in other assets at December 31, 1999 and October 1, 1999 is goodwill of $55.0 million and $56.1 million, respectively, which is the excess of the cost of acquired businesses over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is amortized on a straight-line basis over periods ranging from 5 to 40 years.

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

               Industry Segments
                                                                              Earnings from
                                                                          Continuing Operations
                                                Sales                          Before Taxes
                                                -----                          ------------
                                     For the first quarter ended        For the first quarter ended
                                     December 31,       January 1,     December 31,        January 1,
                                         1999             1999            1999               1999
                                     ----------------------------------------------------------------
                                                                            (Dollars in millions)
               Oncology Systems      $    106          $    75         $     13            $    --
               X-ray Products              30               27                3                  3
               Other                        5                3               (1)                (1)
                                     --------          -------         --------            -------
                 Total                    141              105               15                  2

               Corporate                   --               --               (7)                (7)
                                     --------          -------         --------            -------
                 Total Company       $    141          $   105         $      8            $    (5)
                                     ========          =======         ========            =======

NOTE 9: In June 1998, the Financial Accounting and Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for the Company's fiscal year 2001. The Company has not yet determined the impact of its implementation on the Company's consolidated financial statements.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for fiscal year 2001, however earlier adoption is permitted. The Company has not yet determined when it will adopt SAB 101, and is in the process of determining the impact, if any, that adoption will have on the consolidated financial statements.

NOTE 10: In May 1999, the Company agreed to invest $5 million over the following twelve months in a consortium to participate in the Company's acquisition of a majority interest in an entity that supplies the Company with amorphous silicon thin-film transistor arrays for its imaging products, of which $2.5 million was funded in July 1999 and the remaining $2.5 million will be funded in the fourth quarter of fiscal year 2000. The Company may recognize a loss in future fiscal years of up to $5 million on its equity investment. Management believes that the likelihood of the Company recognizing a loss on its equity investment in fiscal year 2000 is remote.

NOTE 11: The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), at eight sites where Varian Associates, Inc. is alleged to have shipped manufacturing waste for recycling or disposal. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company's sale of its Electron Devices business during 1995, and the sale of its Thin Film Systems business during 1997). Under the terms of the Distribution Agreement, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental-related investigation and remediation costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). Expenditures for environmental investigation and remediation amounted to $0.5 million for the first quarters of both fiscal year 2000 and 1999.

          For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of December 31, 1999, the Company nonetheless estimated that the Company's future exposure (net of VI and VSEA's indemnification obligations) for environmental-related investigation and remediation costs for these sites ranged in the aggregate from $12.1 million to $29.4 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to approximately 30 years as of December 31, 1999. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $12.1 million in estimated environmental costs as of December 31, 1999. The amount accrued has not been discounted to present value.

          As to other sites and facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of December 31, 1999, the Company estimated that the Company's future exposure (net of VI and VSEA's indemnification obligations) for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $22.8 million to $38.8 million. The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of December 31, 1999. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $23.9 million at December 31, 1999. The Company accordingly accrued $11.8 million, which represents its best estimate of the future costs discounted at 4%, net of inflation. This accrual is in addition to the $12.1 million described in the preceding paragraph.

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

          The Company evaluates its liability for environmental-related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. The Company received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental-related expenditures, and the Company therefore has a $3.6 million receivable in Other Assets at December 31, 1999. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although the Company intends to aggressively pursue additional insurance and other recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

          The Company is a party to three related federal actions involving claims by independent service organizations ("ISOs") that the Company's policies and business practices relating to replacement parts violate the antitrust laws (the "ISOs Litigation"). The ISOs purchase replacement parts from the Company and compete with it for the servicing of linear accelerators made by the Company. In response to several threats of litigation regarding the legality of the Company's parts policy, the Company filed a declaratory judgment action in the U. S. District Court for the Northern District of California in 1996 seeking a determination that its new policies are legal and enforceable and damages against two of the ISOs for misappropriation of the Company's trade secrets, unfair competition, copyright infringement and related claims. Subsequently, four of the defendants filed separate claims in other jurisdictions raising issues allegedly related to those in the declaratory relief action and seeking injunctive relief against the Company and damages against the Company in the amount of $10 million for each plaintiff. The defendants' motion for a preliminary injunction in U. S. District Court in Texas with respect to the Company's policies was defeated. The ISOs defendants amended the complaint to include class action allegations, allege a variety of other anti-competitive business practices and filed a motion for class certification, which was heard by the U. S. District Court in Texas in July 1999. No decision, however, has been entered. The Company has filed a motion to consolidate its claims from the Northern District of California to the action in the District Court in Texas.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries as of December 31, 1999, and the related consolidated statements of operations for each of the three-month periods ended December 31, 1999 and January 1, 1999 and the consolidated statements of cash flows for the three-month periods ended December 31, 1999 and January 1, 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of October 1, 1999, and the related consolidated statements of earnings, of stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated November 4, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                                  /s/ PRICEWATERHOUSECOOPERS LLP
                                                  ------------------------------

                                                  PricewaterhouseCoopers LLP

January 26, 2000
San Jose, California

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

          These transactions were accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among the Company, VI and VSEA. In addition, the Company, VI and VSEA also entered into various other agreements for purposes of governing certain of the ongoing relationships between and among the Company, VI and VSEA after the Distribution.

          The business retained by the Company consists of its medical systems business, principally the sales and service of oncology systems, and the sales of x-ray tubes and imaging subsystems. Immediately following the Distribution, the Company changed its name to Varian Medical Systems, Inc.

          The financial statements included in this report present VI and VSEA as discontinued operations in the fiscal year 1999 financial statements pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The net operating results of VI and VSEA are reported as "Earnings (Loss) from Discontinued Operations-Net of Taxes" in fiscal year 1999. In determining the items attributable to these businesses, the Company, among other things, allocated certain Varian corporate assets (including pension assets), liabilities (including profit-sharing and pension benefits), and expenses (including legal, accounting, employee benefits, insurance, information technology services, treasury and other corporate overhead) to VI and VSEA. While management believes the methods used to allocate the amount of these items to VI and VSEA are reasonable, the balances retained by the Company are not necessarily indicative of the amounts that would have been recorded by the Company had the Distribution occurred prior to the dates of the financial statements affected by these allocations, or that have been recorded by the Company after the Distribution or that will be recorded in the future. The following discussion and analysis pertains to the continuing operations of the Company, unless otherwise noted.

Results of Operations

     Fiscal Year

          The Company's fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2000 comprises the 52-week period ending September 29, 2000, and fiscal year 1999 comprises the 52-week period ended October 1, 1999. The fiscal quarters ended December 31, 1999 and January 1, 1999 each comprise 13 weeks.

     First Quarter of Fiscal Year 2000 Compared to First Quarter of Fiscal Year 1999

          Sales. The Company's sales of $141 million in the first quarter of fiscal year 2000 were 35% higher than its sales of $105 million in the first quarter of fiscal year 1999. International sales were $70 million, or 50% of sales, in the first quarter of fiscal year 2000, compared to $59 million, or 56% of sales, in the first quarter of fiscal year 1999.

          Oncology systems sales increased 41% between quarters, amounting to $106 million, or 75% of the Company's sales, in the first quarter of fiscal year 2000, compared to $75 million, or 72% of sales, in the first quarter of fiscal year 1999. Oncology systems sales in North America, Europe, Asia and the rest of the world amounted to $58 million, $30 million, $8 million and $10 million in the first quarter of fiscal year 2000, and $35 million, $26 million, $9 million and $5 million in the first quarter of fiscal year 1999, respectively. The North American sales growth reflects the increased demand in the United States for advanced radiotherapy equipment. To a lesser extent, the increase in sales between quarters is also a result of the low shipments in the first quarter of fiscal year 1999 due to customer requested delivery delays.

          X-ray tubes and imaging subsystems sales increased 13% between quarters, amounting to $30 million, or

21% of the Company's sales, in the first quarter of fiscal year 2000, compared to $27 million, or 25% of sales, in the first quarter of fiscal year 1999. Sales of x-ray tubes and imaging subsystems in North America, Europe, Asia and the rest of the world amounted to $10 million, $4 million, $15 million and $1 million in the first quarter of fiscal year 2000, and $9 million, $6 million, $11 million and $1 million in the first quarter of fiscal year 1999, respectively. The increase in x-ray tube and imaging subsystem sales between quarters is primarily attributable to demand for the new sub-second CT scanner tubes and, to a lesser extent, replenishment of inventories by the Company's original equipment manufacturer customers.

          GTC sales were $5 million for the first quarter of fiscal year 2000, compared to $3 million for the same period in fiscal year 1999. GTC sales are primarily in the brachytherapy business. The increase is largely attributable to the acquisition of a product line in June 1999 for treatment planning software for low dose rate brachytherapy.

          Gross Profit. The Company recorded gross profit of $50 million in the first quarter of fiscal year 2000 and $33 million in the first quarter of fiscal year 1999. As a percentage of sales, gross profit was 36% in the first quarter of fiscal year 2000 compared to 31% in the first quarter of fiscal year 1999. Gross profit as a percentage of sales of oncology systems amounted to 37% in the first quarter of fiscal year 2000 compared to 30% in the first quarter 1999. The margin improvement at oncology systems reflects primarily the larger number of shipments in North America which traditionally have better margins than international sales. In contrast, gross profit as a percentage of sales of x-ray tubes and imaging subsystems was 31% in the first quarter of fiscal year 2000, compared to 33% in the first quarter of fiscal year 1999. The decline in x-ray and imaging subsystems margin is primarily due to the lower manufacturing yields with the glass tube products as a result of the consolidation of the manufacturing facility in Arlington Heights, Illinois to the Company's facility in Salt Lake City, Utah in the fourth quarter of fiscal year 1999.

          Research and Development. The Company's research and development expenses were $10 million in the first quarter of fiscal year 2000, compared to $9 million in the first quarter of fiscal year 1999, amounting to 7% of sales and 9% of sales, respectively. The reduction in the research and development expenses as a percentage of sales is largely attributable to the increased sales in the first quarter of fiscal year 2000.

          Selling, General and Administrative. The Company's selling, general and administrative expenses were $30 million, or 21% of sales, in the first quarter of fiscal year 2000, compared to $24 million, or 22% of sales, in the first quarter of fiscal year 1999. Of the $6 million increase quarter over quarter, approximately $2 million is related to increased marketing and selling activities in the first quarter of fiscal year 2000. Furthermore, selling, general and administrative expenses in the first quarter of fiscal year 1999 were reduced by approximately $4 million because of unusual insurance-related recoveries and reclassification of items to discontinued operations.

          Reorganization Costs. First quarter fiscal year 1999 expenses included net reorganization charges of $4 million incurred in connection with the Distribution. The reorganization charges were primarily comprised of professional fees.

          Interest expense, net. The Company's net interest expense was $1.5 million for the first quarter of fiscal year 2000 compared to $1.1 million for the same quarter in fiscal year 1999. The change in net interest expense quarter over quarter is made up of a $1.2 million decrease in interest expense offset by a $1.6 million decrease in interest income. The decrease in interest expense between quarters is primarily attributable to the Company having less long-term debt as a result of the Distribution which occurred in the second quarter of fiscal year 1999. The decrease in interest income is associated with the Company's higher cash levels during the first quarter of fiscal year 1999 as compared to the same period in fiscal year 2000.

          Taxes on Earnings (Loss). The Company's estimated effective tax rate was 37.5% in the first quarter of fiscal year 2000, compared to 50.9% in the first quarter of fiscal year 1999. The first quarter fiscal year 1999 rate was significantly higher than the first quarter fiscal year 2000 rate principally due to the non-deductibility of certain reorganization costs related to the Distribution.

Liquidity and Capital Resources

          Prior to the Distribution, the Company historically incurred or managed debt at the parent level. Under the Distribution Agreement, (1) the Company was required to contribute to VSEA such cash and cash equivalents such that VSEA would have $100 million in cash and cash equivalents, net worth (as defined in the Distribution Agreement) of at least $150 million and consolidated debt (as defined in the Distribution Agreement) of no more than $5 million and
(2) VI was required to assume 50% of the outstanding indebtedness under the Company's term loans and have transferred to it such portion of the indebtedness under the Company's notes payable and such amount of cash and cash equivalents so that as of the time of the Distribution, the Company and VI would each have net debt (defined in the Distribution Agreement as the amount outstanding under the term loans and the notes payable, less cash and cash equivalents) equal to approximately 50% of the net debt of the Company and VI, subject to such adjustment as was necessary to provide the Company with a net worth of between 40% and 50% of the aggregate net worth of the Company and VI. As a result, the Company transferred $119 million in cash and cash equivalents to VSEA and VI, and VSEA and VI assumed $69 million in debt. However, the amounts allocated to VI and transferred to VSEA in connection with the Distribution were based on estimates. Certain future adjustments or payments may be required under the provisions of the Distribution Agreement or the Distribution Related Agreements. The Company may be required to make cash payments to VI or VSEA, or may be entitled to receive cash payments from VI or VSEA. The amount of such adjustments, if any, are not known or estimable at this time.

          At December 31, 1999, debt amounted to $59 million of long-term loans and $21 million of short-term notes payable. Interest rates on the Company's outstanding long-term loans on this date ranged from 6.70% to 7.15% and the weighted average interest rate on these long-term loans was 6.82%. As of December 31, 1999, the weighted average interest rate on the Company's short-term notes payable was 6.63%. The long-term loans currently contain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results.

          At December 31, 1999, the Company had $19 million in cash and cash equivalents, the majority of which was held abroad, compared to $25 million at October 1, 1999. Operating activities provided cash of $10 million in the first quarter of fiscal year 2000, compared to using cash of $3 million in the first quarter of fiscal year 1999. The primary reason for the increase in operating cash flow was the increase in net income, including discontinued operations, from a $2 million loss in the first quarter of fiscal year 1999 to $5 million in earnings in the first quarter of fiscal year 2000. The balance of operating cash flow in the first quarter of fiscal year 2000 is attributable to $30 million reduction in accounts receivable net of foreign currency adjustments, partially offset by $14 million increase in inventory net of foreign currency adjustments, $3 million increase in other current assets, $3 million decrease in accounts payable and $5 million of cash payments relating to previously accrued reorganization costs. Investing activities used $5 million in the first quarter of fiscal year 2000, largely for purchases of property, plant and equipment. Investing activities in the first quarter of fiscal year 1999 used $7 million of cash, also primarily used to purchase property, plant and equipment. Financing activities used net cash of $13 million in the first quarter of fiscal year 2000, primarily due to $15 million used to pay down short-term debt. Financing activities used net cash of $5 million in the first quarter of fiscal year 1999 mostly for principal payments of long-term debt.

          Total debt as a percentage of total capital decreased to 29.1% at December 31, 1999 from 33.7% at fiscal year end 1999. The ratio of current assets to current liabilities was 1.50 to 1 at December 31, 1999 compared to
1.42 to 1 at fiscal year end 1999. The Company had $40.5 million available in unused uncommitted lines of credit at December 31, 1999. During first quarter of fiscal year 2000, the Company added an additional $50 million committed revolving credit facility of which the entire balance is unused and available at December 31, 1999.

          The Company expects that its future capital expenditures will continue to approximate 2.5% of sales in each fiscal year. The Company spent $1.5 million in capital expenditures related to changes in facilities required after the Distribution during the first quarter of fiscal year 2000 and anticipates spending an additional $1.2 million in the remainder of the fiscal year. The Company also anticipates spending $0.1 million in fiscal year 2000 related to split of the information technology infrastructure jointly owned by the Company, VI and VSEA.

          In May 1999, the Company agreed to invest $5 million over the following twelve months in a consortium to participate in the Company's acquisition of a majority interest in an entity that supplies the Company with amorphous silicon thin-film transistor arrays for its imaging products, of which $2.5 million was funded in July 1999 and the remaining $2.5 million will be funded in the fourth quarter of fiscal year 2000. The Company may recognize a loss in future fiscal years of up to $5 million on its equity investment. Management believes that the likelihood of the Company recognizing a loss on its equity investment in fiscal year 2000 is remote.

          The Company is a party to three related federal actions involving claims by independent service organizations ("ISOs") that the Company's policies and business practices relating to replacement parts violate the antitrust laws (the "ISOs Litigation"). The ISOs purchase replacement parts from the Company and compete with it for the servicing of linear accelerators made by the Company. In response to several threats of litigation regarding the legality of the Company's parts policy, the Company filed a declaratory judgment action in the U. S. District Court for the Northern District of California in 1996 seeking a determination that its new policies are legal and enforceable and damages against two of the ISOs for misappropriation of the Company's trade secrets, unfair competition, copyright infringement and related claims. Subsequently, four of the defendants filed separate claims in other jurisdictions raising issues allegedly related to those in the declaratory relief action and seeking injunctive relief against the Company and damages against the Company in the amount of $10 million for each plaintiff. The defendants' motion for a preliminary injunction in U. S. District Court in Texas with respect to the Company's policies was defeated. The ISOs defendants amended the complaint to include class action allegations, allege a variety of other anti-competitive business practices and filed a motion for class certification, which was heard by the U. S. District Court in Texas in July 1999. No decision, however, has been entered. The Company has filed a motion to consolidate its claims from the Northern District of California to the action in the District Court in Texas.

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

          The Company's liquidity is affected by many factors, some related to the normal ongoing operations of the business and others related to the markets for its products and conditions in the U.S. and global economies generally. Although the Company's cash requirements will fluctuate (positively and negatively) as a result of the shifting influences of these factors, management believes that existing cash, cash generated from operations and the Company's borrowing capability will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements for the current fiscal year and fiscal year 2001.

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

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for fiscal year 2001, however earlier adoption is permitted. The Company has not yet determined when it will adopt SAB 101, and is in the process of determining the impact, if any, that adoption will have on the consolidated financial statements.

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

          The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites where Varian is alleged to have shipped manufacturing waste for recycling or disposal. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian facilities (including facilities disposed of in connection with the Company's sale of its Electron Devices business during 1995, and the sale of its Thin Film Systems business during 1997). Under the terms of the Distribution Agreement, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental-related investigation and remediation costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). Expenditures for environmental investigation and remediation amounted to $0.5 million for the first quarters of both fiscal year 2000 and 1999.

          For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of December 31, 1999, the Company nonetheless estimated that the Company's future exposure (net of VI and VSEA's indemnification obligations) for environmental-related investigation and remediation costs for these sites ranged in the aggregate from $12.1 million to $29.4 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to approximately 30 years as of December 31, 1999. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $12.1 million in estimated environmental costs as of December 31, 1999. The amount accrued has not been discounted to present value.

          As to other sites and facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of December 31, 1999, the Company estimated that the Company's future exposure (net of VI and VSEA's indemnification obligations) for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $22.8 million to $38.8 million. The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of December 31,1999. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $23.9 million at December 31, 1999. The Company accordingly accrued $11.8 million, which represents its best estimate of the future costs discounted at 4%, net of inflation. This accrual is in addition to the $12.1 million described in the preceding paragraph.

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

          The Company evaluates its liability for environmental-related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. The Company received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental related expenditures, and the Company therefore has a $3.6 million receivable in Other Assets at

December 31, 1999. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although the Company intends to aggressively pursue additional insurance and other recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

Year 2000

          General. The "Year 2000" problem refers to computer programs and other equipment with embedded microprocessors ("non-IT systems") which use only the last two digits to refer to a year, and which, therefore, might not properly recognize a year that begins with "20" instead of the familiar "19."

          Prior to December 31, 1999, the Company assessed the potential Year 2000 problems with its internal systems and substantially completed their upgrade prior to the end of fiscal year 1999. To date, the Company has not experienced any material Year-2000-related system problems. However, because year 2000 problems within internal systems may still occur, the Company continues to monitor its systems carefully.

          The Company also initiated an assessment of potential Year 2000 problems in its current and previously-sold products. With respect to previously-sold products, the Company focused its assessments on products that were subject to regulatory requirements with respect to Year 2000, including FDA requirements for medical devices, rather than assessing Year 2000 preparedness of every product it had ever sold. The Company also focused its assessments on products that will be under written warranties or are still relatively early in their useful lives, are more likely to be dependent on non-IT systems that are not Year 2000 capable and cannot be easily upgraded with readily available externally-utilized computers and packaged software and/or could pose a safety hazard. Where these assessments identified previously-sold products that were not Year 2000 capable, the Company in some cases developed and offered to sell upgrades or retrofits, identify corrective measures which the customer could itself undertake or identify for the customer other suppliers of upgrades or retrofits. For a few products, the Company decided to perform upgrades at its own expense. Upgrades were completed before December 31, 1999. No material Year 2000 product failures have been reported to the Company.

          The Company also assessed the potential Year 2000 problems of third parties with which the Company has material relationships, which are primarily suppliers of products or services. These assessments identified and prioritized critical suppliers, reviewed those suppliers' written assurances on their own assessments and correction of Year 2000 problems, and developed appropriate contingency plans for those suppliers which might not be adequately prepared for Year 2000 problems. No significant problems have been reported to the Company.

          Costs. The Company estimated that through December 31, 1999, it has incurred approximately $1.1 million to assess and correct Year 2000 problems. At present, the Company is unaware of any Year 2000 problems that would necessitate further expenditures, but given the complexity of the Year 2000 problems, it is possible that further expenditures may be required. All of these costs, except for approximately $70,000 for computer equipment, have been and will continue to be expensed as incurred.

          Risks. Failure by the Company and its key suppliers to accurately assess and correct Year 2000 problems, would likely result in interruption of certain of the Company's normal business operations, which could have a material adverse effect on the Company's business, results of operations or financial condition. If the Company has not adequately identified and corrected Year 2000 problems in previously-sold products, it could experience warranty or product liability claims, or liability for personal injury by users of products which do not function correctly. If the Company has not adequately identified and corrected Year 2000 problems of the significant third parties with which it does business, it could experience an interruption in the supply of key components or services from those parties, such that there would be delays in product shipments or services and a consequential impact on revenues.

          Although no material problems have arisen, because of uncertainties as to the extent of Year 2000 problems with the Company's previously-sold products and the extent of any legal obligation of the Company to correct Year 2000 problems in those products, the Company cannot yet assess risks to the Company with respect to those products. The Company also cannot yet conclude that its critical suppliers has successfully assessed and corrected Year 2000 problems which may have a material adverse effect on the Company's results of operations. Failure of the Company's customers to pay receivables in a timely manner due to their own year 2000 problems could result in delays in payments and slower cash flow.

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

          The Company's forward exchange contracts generally range from one to three months in original maturity, and no forward exchange contract has an original maturity greater than one year. Forward exchange contracts outstanding as of December 31, 1999 are summarized as follows:



                                             December 31, 1999
                                             -----------------

                                     Notional Value        Notional Value
                                         Sold                Purchased
                                         ----                ---------
                                           (Dollars in thousands)
Australian dollar                    $    762              $      --
British pound                           4,402                     --
Canadian dollar                         8,603                     --
Danish krone                               --                  1,258
Japanese yen                           23,582                  2,476
Swedish krona                           5,706                     --
Swiss franc                                --                  9,875
Thailand baht                           1,656                     --
Euro                                   67,483                     --
                                     --------              ---------

Totals                               $112,194              $  13,609
                                     ========              =========

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




                                   Balance at                       Fiscal year
                                   December 31,                      -----------
                                      1999     2000     2001    2002     2003    2004    Thereafter     Total
                                     ------   ------   ------  ------   ------  ------  ------------   -------
                                                                      (Dollars in millions)
Assets
 Cash and cash equivalents            $ 19        --              --        --      --          --        $ 19
 Average interest rate                 2.5%                                                                2.5%
Liabilities
 Notes payable                        $ 21      $ 21       --     --        --      --          --        $ 21
 Average interest rate                 6.6%      6.6%      --     --        --      --          --         6.6%
 Long-term debt                       $ 59        --       --     --        --      --        $ 59        $ 59
 Average interest rate                 6.8%       --       --     --        --      --         6.8%        6.8%

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

                                    PART II

                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits required to be filed by Item 601 of Regulation S-K:

     Exhibit
     No.            Description
     ---            -----------

      15            Letter Regarding Unaudited Interim Financial Information
      27.1          Financial Data Schedule for the three months ended December
                    31, 1999.
      27.2          Restated Financial Data Schedule for the three months ended
                    January 1, 1999.


(b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          VARIAN MEDICAL SYSTEMS, INC.
                                  (Registrant)

Dated: February 11, 2000                By:  /s/ Elisha W. Finney
                                             -----------------------------------
                                                  Elisha W. Finney
                                             Vice President, Finance and
                                               Chief Financial Officer
                                             (Duly authorized officer and
                                             Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit
No.            Description
---            -----------

15             Letter Regarding Unaudited Interim Financial Information
27.1           Financial Data Schedule for the three months ended December
               31, 1999.
27.2           Restated Financial Data Schedule for the three months ended
               January 1, 1999.