Form 10-Q
period 2000-03-31
VARIAN MEDICAL SYSTEMS INC
filed 2000-05-12
CIK 203527

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------



                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM --------TO--------

                          COMMISSION FILE NUMBER 1-7598

                              -------------------


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

                                 (650) 493-4000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                              -------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,226,500 shares of Common Stock, par value $1 per share, outstanding as of May 10, 2000.

================================================================================

                                TABLE OF CONTENTS

Part I.   Financial Information............................................    3

Item 1.   Financial Statements (unaudited)................................     3
          Consolidated Statements of Earnings.............................     3
          Consolidated Balance Sheets.....................................     4
          Consolidated Statements of Cash Flows...........................     5
          Notes to the Consolidated Financial Statements..................     6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................    15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk......    24

Part II.  Other Information...............................................    26

Item 1.   Legal Proceedings...............................................    26

Item 4.   Submission of Matters to a Vote of Security Holders.............    26

Item 6.   Exhibits and Reports on Form 8-K................................    26


                           FORWARD-LOOKING STATEMENTS

     This quarterly report contains "forward-looking" statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed below, under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting the Company's Business" in our Annual Report on Form 10-K for the fiscal year ended October 1, 1999, and from time to time in our filings with the Securities and Exchange Commission. These risks and uncertainties include: whether the market continues to accept our products and demand them in existing or increasing amounts; whether we are able to successfully develop and commercialize new products profitably or at all; whether competitive products will reduce our sales or force us to cut the prices of our products to maintain or increase their sales; whether we will be successful in increasing operating margins when sales increase; whether we can expand our manufacturing capacity to sufficiently satisfy any increase in demand; whether our ability to manufacture one or more products will be interrupted if we are unable to obtain raw materials or components when a sole supplier is unwilling or unable to supply the materials or components; whether we are able to attract and retain qualified employees in key positions; whether managed care initiatives in the U.S. will reduce the amount of capital expenditures our customers may make thereby reducing the demand for our products or their prices; how well third parties have addressed the impact of the Year 2000; whether we will be responsible for liabilities relating to the businesses we recently spun off or the spin-offs themselves that we did not assume, either because the companies became insolvent, were prohibited from indemnifying us or for other reasons; whether our higher level of debt after the spin-offs will reduce our ability to obtain future financing for working capital, capital expenditures, product development, acquisitions and general corporate purposes; whether our higher level of debt will reduce our cash flow, increase our vulnerability to economic downturns or make us less flexible in responding to changing business or economic conditions; whether we will face allegations of fraudulent conveyance as a result of the spin-offs; whether we will incur additional tax obligations as a result of the spin-offs; and how changing economic conditions in our markets and foreign currency fluctuations will affect us. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                 VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                 ------------------------  -------------------------
                                                                 MARCH 31,     APRIL 2,    MARCH 31,      APRIL 2,
                                                                   2000          1999         2000          1999
                                                                 ----------   -----------  -----------   -----------
                                                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

SALES........................................................     $169,795      $149,302   $  311,045      $254,266
                                                                 ----------  ------------  -----------   -----------
Operating Costs and Expenses

   Cost of sales.............................................      108,751        99,936      199,603       172,070
   Research and development..................................       11,455        11,107       21,711        20,529
   Selling, general and administrative.......................       31,973        34,043       62,227        57,630
   Reorganization............................................           --        27,430           --        30,989
                                                                 ----------  ------------  -----------   -----------

Total Operating Costs and Expenses...........................      152,179       172,516      283,541       281,218
                                                                 ----------  ------------  -----------   -----------

OPERATING EARNINGS (LOSS)....................................       17,616       (23,214)      27,504       (26,952)
   Interest expense..........................................       (1,268)       (3,293)      (2,854)       (6,052)
   Interest income...........................................          211         1,987          277         3,611
                                                                 ----------  ------------  -----------   -----------

 Earnings (Loss) from Continuing Operations Before Taxes.....       16,559       (24,520)      24,927       (29,393)
   Taxes on earnings (loss)..................................        6,210       (14,370)       9,350       (17,160)
                                                                 ----------  ------------  -----------   -----------

Earnings (Loss) from Continuing Operations...................       10,349       (10,150)      15,577       (12,233)
 Loss from Discontinued Operations--Net of Taxes..............          --       (30,776)          --       (31,130)
                                                                 ----------  ------------  -----------   -----------

Net Earnings (Loss)..........................................    $  10,349   $   (40,926)  $   15,577      $(43,363)
                                                                 ----------  ------------  -----------   -----------

Average Shares Outstanding--Basic.............................      30,899        30,114       30,770        29,991
                                                                 ==========  ============  ===========   ===========

Average Shares Outstanding--Diluted...........................      32,520        30,114       31,809        29,991
                                                                 ==========  ============  ===========   ===========

Net Earnings (Loss) Per Share--Basic

   Continuing Operations.....................................    $    0.33       $ (0.34)  $     0.51      $  (0.41)
   Discontinued Operations...................................           --         (1.02)          --         (1.04)
                                                                 ----------  ------------  -----------   -----------
   Net Earnings (Loss) Per Share--Basic.......................   $    0.33       $ (1.36)  $     0.51      $  (1.45)
                                                                 ==========  ============  ===========   ===========

Net Earnings (Loss) Per Share--Diluted

   Continuing Operations.....................................    $    0.32       $ (0.34)  $     0.49      $  (0.41)
   Discontinued Operations...................................           --         (1.02)          --         (1.04)
                                                                 ----------  ------------  -----------   -----------
   Net Earnings (Loss) Per Share--Diluted.....................   $    0.32       $ (1.36)  $     0.49      $  (1.45)
                                                                 ==========  ============  ===========   ===========

Dividends Declared Per Share.................................    $      --       $    --   $       --      $   0.10

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

              VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS


(DOLLARS IN THOUSANDS, EXCEPT PAR VALUES)                                                MARCH 31,    OCTOBER 1,
                                                                                           2000          1999
                                                                                        ------------  -----------
                                                                                        (UNAUDITED)


ASSETS
Current Assets
   Cash and cash equivalents.........................................................   $    22,487   $   25,126
                                                                                       ------------  -----------
   Accounts receivable...............................................................       218,729      233,785
                                                                                        ------------  -----------
   Inventories

     Raw materials and parts.........................................................        69,652       61,949
     Work in process.................................................................         9,244        7,819
     Finished goods..................................................................        20,489        8,556
                                                                                        ------------  -----------
       Total inventories.............................................................        99,385       78,324
                                                                                        ------------  -----------

   Other current assets..............................................................        46,208       45,011
                                                                                        ------------  -----------
       Total Current Assets..........................................................       386,809      382,246
                                                                                        ------------  -----------

Property, Plant, and Equipment.......................................................       203,704      200,386
   Accumulated depreciation and amortization.........................................      (121,687)    (120,138)
                                                                                        ------------  -----------
     Net Property, Plant, and Equipment..............................................        82,017       80,248
                                                                                        ------------  -----------

Other Assets.........................................................................        75,685       76,689
                                                                                        ------------  -----------

       TOTAL ASSETS..................................................................   $   544,511   $  539,183
                                                                                        ============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

   Notes payable.....................................................................   $     5,512   $   35,587
   Accounts payable--trade............................................................       39,448       40,141
   Accrued expenses..................................................................       118,419      121,165
   Product warranty..................................................................        19,296       18,152
   Advance payments from customers...................................................        65,278       54,757
                                                                                        ------------  -----------
       Total Current Liabilities.....................................................       247,953      269,802
Long-Term Accrued Expenses...........................................................        24,556       25,890
Long-Term Debt.......................................................................        58,500       58,500
                                                                                        ------------  -----------
       Total Liabilities.............................................................       331,009      354,192
                                                                                        ------------  -----------
Contingencies

Stockholders' Equity
   Preferred stock

     Authorized 1,000,000 shares, par value $1, issued none..........................            --           --
   Common stock

     Authorized 99,000,000 shares, par value $1, issued and outstanding
     31,143,000 shares at March 31, 2000 and 30,563,000 shares at October 1, 1999....        31,143       30,563
   Capital in excess of par value....................................................        32,539       20,185
   Retained earnings.................................................................       149,820      134,243
                                                                                        ------------  -----------
Total Stockholders' Equity...........................................................       213,502      184,991
                                                                                        ------------  -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................   $   544,511   $  539,183
                                                                                        ============  ===========

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                        FOR THE SIX MONTHS ENDED
                                                                                      ------------------------------
                                                                                        MARCH 31,       APRIL 2,
                                                                                          2000            1999
                                                                                      --------------  --------------
                                                                                         (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net Cash Provided/(Used) by Operating Activities....................................  $       24,804  $      (60,101)
                                                                                      --------------  --------------
INVESTING ACTIVITIES
Proceeds from the sale of property, plant, and equipment............................             574          36,218
Purchase of property, plant, and equipment..........................................         (11,434)        (21,779)
Purchase of businesses, net of cash acquired........................................              --            (574)
Other, net..........................................................................          (1,081)           (950)
                                                                                      --------------  --------------
      Net Cash (Used)/Provided by Investing Activities..............................         (11,941)         12,915
                                                                                      --------------  --------------

FINANCING ACTIVITIES
Net (repayments)/borrowings on short-term obligations...............................         (30,075)         10,659
Principal payments on long-term debt................................................              --         (12,138)
Proceeds from common stock issued to employees......................................          10,331          17,921
Dividends paid......................................................................              --          (2,970)
Cash distributed in spin-off of businesses..........................................              --        (111,550)
Other, net..........................................................................              --            (658)
                                                                                     --------------  --------------
       Net Cash Used by Financing Activities.........................................        (19,744)        (98,736)
                                                                                      --------------  --------------
Effects of Exchange Rate Changes on Cash.............................................          4,242           1,257
                                                                                      --------------  --------------

       Net Decrease in Cash and Cash Equivalents.....................................         (2,639)       (144,665)
       Cash and Cash Equivalents at Beginning of Period..............................         25,126         149,667
                                                                                      --------------  --------------
       Cash and Cash Equivalents at End of Period.................................... $       22,487  $        5,002
                                                                                      ==============  ==============

 DETAIL OF NET CASH PROVIDED BY OPERATING ACTIVITIES

 Net Earnings/(Loss) ................................................................ $       15,577  $      (43,363)
 Adjustments to reconcile net earnings/(loss) to net cash provided/(used) by operating activities:
       Depreciation..................................................................          8,715          21,296
       Amortization of intangibles...................................................          2,119           4,880
       (Gain)/loss from sale of assets...............................................              6         (25,331)
       Change in assets and liabilities:
            Accounts receivable......................................................          6,490           9,903
            Inventories..............................................................        (21,061)        (11,002)
            Other current assets.....................................................         (1,197)        (38,038)
            Accounts payable - trade.................................................            331           1,331
            Accrued expenses.........................................................          2,481           8,174
            Product warranty.........................................................          1,206          (5,855)
            Advance payments from customers..........................................         11,135          14,327
            Long-term accrued expenses...............................................         (1,334)         (1,010)
       Other.........................................................................            336           4,587
                                                                                      --------------  --------------
       Net Cash Provided/(Used) by Operating Activities.............................. $       24,804  $      (60,101)
                                                                                      ==============  ==============


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1: The consolidated financial statements include the accounts of Varian Medical Systems, Inc. (the "Company" or "VMS") and its subsidiaries and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 1, 1999 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Form 10-K Annual Report. In the opinion of management, the interim consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain financial statement items have been reclassified to conform to the current quarter's format. These reclassifications had no impact on previously reported net earnings. The results of operations for the second quarter and six months ended March 31, 2000 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

        Under the Distribution Agreement, (1) the Company was required, among other things, to contribute to VSEA cash and cash equivalents such that VSEA would have $100 million in cash and cash equivalents and consolidated debt (as defined in the Distribution Agreement) of no more than $5 million and (2) VI was required to assume 50% of the outstanding indebtedness under the Company's term loans and have transferred to it such portion of the indebtedness under the Company's notes payable and such amounts of cash and cash equivalents so that as of the time of the Distribution, the Company and VI would each have net debt (defined in the Distribution Agreement as the amount outstanding under the term loans and the notes payable, less cash and cash equivalents) equal to approximately 50% of the net debt of the Company and VI, subject to such adjustment as was necessary to provide the Company with a net worth of between 40% and 50% of the aggregate net worth of the Company and VI. As a result, the Company transferred $119 million in cash and cash equivalents to VSEA and VI, and VSEA and VI assumed $69 million in debt. However, the amounts allocated to VI and transferred to VSEA in connection with the Distribution were based on estimates. Certain future adjustments or payments may be required under the provisions of the Distribution Agreement or the Distribution-Related Agreements. The Company may be required to make cash payments to VI or VSEA, or may be entitled to receive cash payments from VI or VSEA. The Company does not believe that any future payments would be material to the Company's consolidated financial statements.

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

        Summarized information for discontinued operations is as follows (dollars in millions):


                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     -----------------------------  -----------------------------
                                                     MARCH 31, 2000  APRIL 2, 1999  MARCH 31, 2000  APRIL 2, 1999
                                                     --------------  -------------  --------------  --------------
                                                              (UNAUDITED)                  (UNAUDITED)
Revenue..........................................                $0        $ 198.4              $0   $      375.7
                                                     ==============  =============  ==============   ============
Loss before Taxes................................                $0        $ (40.5)             $0   $      (39.5)
                                                     ==============  =============  ==============  =============
Net Loss.........................................                $0        $ (25.3)             $0   $      (25.7)
                                                     ==============  =============  ==============  =============

NOTE 3: For the six months ended April 2, 1999, the Company recognized net reorganization charges of $31 million, of which $27.4 million was incurred as a result of the Distribution and $3.6 million was incurred as a result of the Company's restructuring of its X-ray Products segment by the closing of a manufacturing facility in Arlington Heights, Illinois to consolidate manufacturing at the Company's existing facility in Salt Lake City, Utah.

        The following table sets forth certain details associated with the net reorganization charges associated with the Distribution as of March 31, 2000 (in thousands of dollars):


                                                           ACCRUAL AT                                         ACCRUAL AT
                                                           OCTOBER 1,       CASH     RECLASSIFICATIONS/        MARCH 31,
                                                              1999         PAYMENTS      ADJUSTMENTS              2000
                                                          -------------    --------  -------------------     -------------

Retention bonuses, severance, and executive compensation         $4,507    $(2,136)                 $(52)           $2,319
Legal, accounting, printing and investment banking fees           1,792     (1,820)                  549               521
Foreign taxes (excluding income taxes).................             676         --                    --               676
Other..................................................           1,368     (1,372)                   69                65
                                                          --------------   -------         -------------        ----------
                                                                 $8,343    $(5,328)                 $566            $3,581
                                                          =============    =======         =============        ==========

        Of the $5.3 million cash payments made in the first half of fiscal year 2000, $1.3 million was paid in the second quarter. All $0.5 million in reclassifications/adjustments were also made in the second quarter of fiscal year 2000. The Company did not incur any reorganization charges in the first half of fiscal year 2000.

NOTE 4: Inventories are valued at the lower of cost or market (realizable value) using the last-in, first-out (LIFO) cost for the U.S. inventories of the Company except for x-ray tube products. All other inventories are valued principally at average cost. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $14.7 million at March 31, 2000 and $14.2 million at October 1, 1999.

NOTE 5: The Company enters into forward exchange contracts in order to reduce the risk associated with the possible rise or fall of certain currencies. For example, the value of the foreign currency against the U.S. dollar may increase or decrease between the time when the Company enters into a contract and when the contract is completed. When the Company's foreign exchange contracts hedge that operational exposure by locking in a rate of exchange, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenues and expenses are recognized. All forward exchange contracts hedging operational exposure are designated and highly effective as hedges. The critical terms of all forward exchange contracts hedging operational exposure and of the forecasted transactions being hedged are substantially identical. Accordingly, the Company expects that changes in the fair value or cash flows of the hedging instruments and the hedged transactions (for the risk being hedged) will completely offset at the hedge's inception and on an ongoing basis. When foreign exchange contracts hedge balance sheet exposure, such effects are recognized in income when the exchange rate changes in accordance with the requirements for other foreign currency transactions. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these instruments do not subject the Company to risk that would otherwise result from changes in currency exchange rates. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments also are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Any deferred gains or losses are included in Accrued Expenses in the balance sheet. If a hedging instrument is sold or terminated prior to maturity, gains and losses continue to be deferred until the hedged item is recognized in income. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. The Company's forward exchange contracts generally range from one to three months in original maturity, and no forward exchange contract has an original maturity greater than one year. Forward exchange contracts outstanding as of March 31, 2000 are summarized as follows:

                                                                     MARCH 31, 2000
                                                           ------------------------------------
                                                             NOTIONAL VALUE     NOTIONAL VALUE
                                                               SOLD               PURCHASED
                                                           --------------      --------------
                                                                  (DOLLARS IN THOUSANDS)

Australian dollar.......................................       $   3,443  $          --
Brazilian Real..........................................              --            832
British pound...........................................           7,180          5,853
Canadian dollar.........................................           8,272             --
Danish krona............................................              --          2,677
Japanese yen............................................          21,950             --
Swedish krona...........................................           6,150             --
Swiss franc.............................................              --          5,808
Thailand baht...........................................           1,654             --
Euro....................................................          55,516            988
                                                           -------------- --------------
Totals..................................................       $ 104,165  $      16,158
                                                           ============== ==============

        The notional amounts of forward exchange contracts are not a measure of the Company's exposure.

NOTE 6: Net earnings per share is computed under two methods, basic and diluted Basic net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive). A reconciliation of the numerator and denominator used in the earnings per share calculations are presented as follows (in thousands, except per share amounts):


                                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                  ----------------------- -----------------------
                                                                  MARCH 31,    APRIL 2,   MARCH 31,    APRIL 2,
                                                                     2000        1999        2000        1999
                                                                  ----------- ----------- ----------- -----------

              Numerator--Basic and Diluted:
              Earnings (Loss) from Continuing Operations..........$   10,349    $(10,150)   $ 15,577    $(12,233)
              Loss from Discontinued Operations...................        --     (30,776)         --     (31,130)
                                                                  ----------- ----------- ----------- -----------
                 Net Earnings (Loss)..............................$   10,349    $(40,926)   $ 15,577    $(43,363)
                                                                  =========== =========== =========== ===========

              Denominator--Basic:
              Average shares outstanding..........................    30,899      30,114      30,770      29,991
                                                                  =========== =========== =========== ===========

              Net Earnings (Loss) Per Share--Basic:
              Continuing Operations...............................$     0.33  $    (0.34)     $ 0.51  $    (0.41)
              Discontinued Operations.............................        --       (1.02)         --       (1.04)
                                                                  ----------- ----------- ----------- -----------
                 Net Earnings (Loss) Per Share--Basic.............$     0.33  $    (1.36)     $ 0.51  $    (1.45)
                                                                  =========== =========== =========== ===========

              Denominator--Diluted:
              Average shares outstanding..........................    30,899      30,114      30,770      29,991
              Dilutive stock options..............................     1,621          --       1,039          --
                                                                  ----------- ----------- ----------- -----------
                                                                      32,520      30,114      31,809      29,991
                                                                  =========== =========== =========== ===========

              Net Earnings (Loss) Per Share--Diluted:
              Continuing Operations...............................$     0.32  $    (0.34)     $ 0.49  $    (0.41)
              Discontinued Operations.............................        --       (1.02)         --       (1.04)
                                                                  ----------- ----------- ----------- -----------
                 Net Earnings (Loss) Per Share--Diluted...........$     0.32  $    (1.36)     $ 0.49  $    (1.45)
                                                                  =========== =========== =========== ===========

        Options to purchase 32,423 shares at an average exercise price of $41.25 and options to purchase 17,069 shares at an average exercise price of $40.79 were outstanding on a weighted average basis during the three months and six months ended March 31, 2000, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares. Options to purchase 4,015,000 shares and 4,111,000 shares were outstanding on a weighted average basis during the three months and six months ended April 2, 1999, respectively, but were not included in the computation of diluted EPS because the Company had a net loss for the period.

NOTE 7: Included in other assets at March 31, 2000 and October 1, 1999 is goodwill of $54.7 million and $56.1 million, respectively, which is the excess of the cost of acquired businesses over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is amortized on a straight-line basis over periods ranging from 5 to 40 years.

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

        INDUSTRY SEGMENTS

                                                                                            EARNINGS (LOSS) FROM
                                                                                           CONTINUING OPERATIONS
                                                                                               BEFORE TAXES
                                                                      SALES
                                                            --------------------------- ------------------------------
                                                            FOR THE THREE MONTHS ENDED   FOR THE THREE MONTHS ENDED
                                                            --------------------------- ------------------------------
                                                             MARCH 31,     APRIL 2,      MARCH 31,       APRIL 2,
                                                               2000          1999          2000            1999
                                                            ------------- ------------ --------------  ---------------
                                                                        (DOLLARS IN MILLIONS)
        Oncology Systems.............................           $131          $115           $21            $15
        X-ray Products...............................             35            33             4             --
        Other........................................              4             1            (2)            (3)
                                                            -------------  ------------ --------------  --------------
               Total.................................            170           149            23             12

        Corporate....................................             --            --            (5)           (35)

        Interest Income/(Expense), net...............             --            --            (1)            (2)
                                                            -------------  ------------ --------------  --------------

               Total Company.........................           $170          $149           $17           $(25)
                                                            =============  ============ ==============  ==============

                                                                                            EARNINGS (LOSS) FROM
                                                                                            CONTINUING OPERATIONS
                                                                                                BEFORE TAXES
                                                                      SALES
                                                            --------------------------- ------------------------------
                                                             FOR THE SIX MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                            --------------------------- ------------------------------
                                                             MARCH 31,      APRIL 2,      MARCH 31,       APRIL 2,
                                                                2000          1999          2000            1999
                                                            -------------  ------------ --------------  --------------
                                                                              (DOLLARS IN MILLIONS)

        Oncology Systems.............................           $237          $190           $34           $ 15
        X-ray Products...............................             65            60             7              3
        Other........................................              9             4            (3)            (4)
                                                            -------------  ------------ --------------  --------------
               Total.................................            311           254            38             14

        Corporate....................................             --            --           (10)           (41)

        Interest Income/(Expense), net...............             --            --            (3)            (2)
                                                            -------------  ------------ --------------  --------------
               Total Company.........................           $311          $254           $25           $(29)
                                                            =============  ============ ==============  ==============


NOTE 9: In June 1998, the Financial Accounting and Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. The Company will adopt the standard in the first quarter of fiscal year 2001 and is in the process of determining the impact that adoption will have on its consolidated financial statements.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for the first quarter of fiscal year 2001, however earlier adoption is permitted. The Company is in the process of determining the impact that adoption will have on the consolidated financial statements.

NOTE 10: In May 1999, the Company agreed to invest $5 million over the following twelve months in a consortium to participate in the Company's acquisition of a majority interest in an entity that supplies the Company with amorphous silicon thin-film transistor arrays for its imaging products and for its oncology system's Portal Vision imagers. The Company funded $2.5 million in July 1999 and the remaining $2.5 million will be funded in the fourth quarter of fiscal year 2000. At this time, management believes it is unlikely that the Company will recognize a loss on this equity investment in fiscal year 2000. However, it is reasonably possible that the Company will recognize a loss of up to $5 million on this equity investment in fiscal year 2001.

NOTE 11: The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), at eight sites where Varian Associates, Inc. is alleged to have shipped manufacturing waste for recycling or disposal. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company's sale of its Electron Devices business during 1995, and the sale of its Thin Film Systems business during 1997). Under the terms of the Distribution Agreement, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental-related investigation and remediation costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). Expenditures for environmental investigation and remediation amounted to $0.7 million and $0.3 million for the second quarter of fiscal year 2000 and 1999, respectively, and $1.2 million and $0.8 million for the first six months of fiscal year 2000 and 1999, respectively.

         For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of March 31, 2000, the Company nonetheless estimated that the Company's future exposure (net of VI and VSEA's indemnification obligations) for environmental-related investigation and remediation costs for these sites ranged in the aggregate from $11.6 million to $29.0 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to approximately 30 years as of March 31, 2000. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $11.6 million in estimated environmental costs as of March 31, 2000. The amount accrued has not been discounted to present value.

         As to other sites and facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of March 31, 2000, the Company estimated that the Company's future exposure (net of VI and VSEA's indemnification obligations) for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $22.5 million to $38.6 million. The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of March 31, 2000. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $23.1 million at March 31, 2000. The Company accordingly accrued $11.5 million, which represents its best estimate of the future costs discounted at 4%, net of inflation. This accrual is in addition to the $11.6 million described in the preceding paragraph.

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

         The Company evaluates its liability for environmental-related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. The Company received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental-related expenditures, and the Company therefore has a $3.6 million receivable in Other Assets at March 31, 2000. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although the Company intends to aggressively pursue additional insurance and other recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

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

         Following the Distribution, the Company retained the liabilities related to the medical systems business prior to the Distribution, including the ISOs Litigation. In addition, under the terms of the Distribution Agreement, the Company agreed to manage and defend liabilities related to legal proceedings and environmental matters arising from corporate or discontinued operations of the Company prior to the Distribution. Under the terms of the Distribution Agreement, VI and VSEA generally are each obligated to indemnify the Company for one-third of these liabilities (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company), including certain environmental-related liabilities described above, and to fully indemnify the Company for liabilities arising from the operations of the business transferred to each prior to the Distribution. The availability of such indemnities will depend upon the future financial strength of VI and VSEA. Given the long-term nature of some of the liabilities, no assurance can be given that the relevant company will be in a position to fund such indemnities. It is also possible that a court would disregard this contractual allocation of indebtedness, liabilities and obligations among the parties and require the Company to assume responsibility for obligations allocated to another party, particularly if such other party were to refuse or was unable to pay or perform any of its allocated obligations. In addition, the Distribution Agreement generally provides that if a court prohibits a company from satisfying its indemnification obligations, then such indemnification obligations will be shared equally between the two other companies.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

       We have reviewed the accompanying consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries as of March 31, 2000, and the related consolidated statements of earnings for each of the three-month and six-month periods ended March 31, 2000 and April 2, 1999 and the consolidated statements of cash flows for the six-month periods ended March 31, 2000 and April 2, 1999. These financial statements are the responsibility of the Company's management.

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

       We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of October 1, 1999, and the related onsolidated statements of earnings, of stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated November 4, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 1, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                 /s/ PRICEWATERHOUSECOOPERS LLP



San Jose, California
April 24, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

       In August 1998, we (then known as Varian Associates, Inc.) announced our intention to spin off our instruments business and our semiconductor equipment business to our stockholders. We later transferred our instruments business to Varian, Inc. ("VI"), a wholly owned subsidiary, and transferred our semiconductor equipment business to Varian Semiconductor Equipment Associates, Inc. ("VSEA"), a wholly owned subsidiary. We retained the medical systems business, principally the sales and service of oncology systems and the sales of x-ray tubes and imaging subsystems. On April 2, 1999, we spun off VI and VSEA to our common stockholders. Immediately after the spin-offs, we changed our name to Varian Medical Systems, Inc.

       An Amended and Restated Distribution Agreement dated as of January 14, and certain other agreements govern our ongoing relationships with VI and VSEA.

       The fiscal year 1999 financial statements included in this report present VI and VSEA as discontinued operations under Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The line item "Loss from Discontinued Operations-Net of Taxes" in the fiscal year 1999 financial statements reflects the net operating results of the spun-off businesses, VI and VSEA. In determining the items belonging to the spun-off businesses, we allocated certain Varian corporate assets (including pension assets), liabilities (including profit-sharing and pension benefits), and expenses (including legal, accounting, employee benefits, insurance, information technology services, treasury and other corporate overhead) to VI and VSEA. While we believe that the methods we used to allocate the amounts to VI and VSEA are reasonable, the balances we retained may not be indicative of the amounts that we would have recorded had the spin-offs occurred before or after April 2, 1999. We discuss our continuing results of operations below.

       We have reclassified certain financial statement items to conform to the current quarter's format. These reclassifications had no impact on previously reported net earnings.

RESULTS OF OPERATIONS

    FISCAL YEAR

       Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2000 is the 52-week period ending September 29, 2000, and fiscal year 1999 is the 52-week period ended October 1, 1999. The second quarters ended March 31, 2000 and April 2, 1999 were both 13 weeks long. The six-month periods ended March 31, 2000 and April 2, 1999 were both 26 weeks long.

       SECOND QUARTER OF FISCAL YEAR 2000 COMPARED TO SECOND QUARTER OF FISCAL YEAR 1999

         SALES: Our sales of $170 million in the second quarter of fiscal year 2000 were 14% higher than our sales of $149 million in the second quarter of fiscal year 1999. International sales were $70 million, or 41% of sales, in the second quarter of fiscal year 2000, compared to $80 million, or 54% of sales, in the second quarter of fiscal year 1999.

                SALES (BY REGION)
                                                         SECOND QUARTER 2000          SECOND QUARTER 1999
                                                         -------------------          -------------------
                ONCOLOGY:
                -- North America                             $    86 million                $  57 million
                -- Europe                                         24 million                   29 million
                -- Asia                                           14 million                   23 million
                -- Rest of the world                               7 million                    6 million
                                                             ---------------                -------------
                         Total Oncology                      $   131 million                $ 115 million
                --------------------------------- ---------------------------  --------------------------

               X-RAY TUBES AND IMAGING
               SUBSYSTEMS:
               -- North America                               $   10 million                $  11 million
               -- Europe                                           5 million                    7 million
               -- Asia                                            19 million                   14 million
               -- Rest of the world                                1 million                    1 million
                                                              --------------                -------------
                 Total X-ray tubes and imaging                $   35 million                $  33 million
                           subsystems
                --------------------------------- --------------------------   --------------------------
                  GTC                                         $    4 million                $   1 million
                --------------------------------- --------------------------   --------------------------

       Oncology systems sales: Oncology systems sales increased 14% to
                               $131 million in the second quarter of fiscal year 2000, compared to $115 million in the second quarter of fiscal year 1999, representing 77% of sales in both quarters. Our sales growth primarily reflects the continued increased U.S. demand for advanced digital radiotherapy equipment for delivering state-of-the-art cancer care. In addition, since the newer systems deliver care more efficiently, these products represent cost reduction opportunities to our customers. We also increased production in the second quarter of fiscal year 2000 as compared to the second quarter of fiscal year 1999 and made some deliveries earlier than scheduled in response to customer requests. International second quarter sales were down $13 million from the year-ago quarter. This is partially due to the flatness of the European market after our growth surge in fiscal year 1998, combined with a large one-time multi-system sale in Japan in the second quarter of fiscal year 1999. Sales in the rest of the world increased slightly.

       X-ray tubes and imaging
       subsystems sales:       X-ray tubes and imaging subsystems sales
                               increased 6% between quarters to $35 million
                               (21% of sales) in the second quarter of fiscal year 2000, compared to $33 million (22% of sales) in the second quarter of fiscal year 1999. Our increase in x-ray tube and imaging subsystem sales between quarters is primarily attributable to higher demand in Japan for our new high-end CT scanner tubes. A portion of the geographical shift in sales is attributable to our sales to original equipment manufacturers who in turn sell to end user customers; this can result in regional shifts in sales from period to period.
                               The decrease in European sales is also partially related to the ongoing consolidation of customers who purchase x-ray tube products from us, including the consolidation of customers into companies that already manufacture x-ray tubes.

       GTC sales:              GTC sales were $4 million for the second quarter
                               of fiscal year 2000, compared to $1 million for the same period in fiscal year 1999. GTC sales are primarily in the brachytherapy business.
                               This increase in sales is split between our high dose rate brachytherapy products and new sales attributable to our June 1999 acquisition of Multimedia Medical Systems' business in treatment planning software for low dose rate brachytherapy.

     GROSS PROFIT: We recorded gross profit of $61 million in the second quarter of fiscal year 2000 and $49 million in the second quarter of fiscal year 1999. As a percentage of sales, gross profit was 36% in the second quarter of fiscal year 2000 compared to 33% in the second quarter of fiscal year 1999. Gross profit as a percentage of sales of oncology systems amounted to 37% in the second quarter of fiscal year 2000 compared to 35% in the second quarter of fiscal year 1999. The margins improved in oncology systems primarily because of shipments in North America, which traditionally have better margins than international sales, represented a higher percentage of total sales. In contrast, gross profit as a percentage of sales of x-ray tubes and imaging subsystems remained flat at 32% in the second quarter of both fiscal year 2000 and fiscal year 1999 as higher volume in our new CT scanner tubes was offset by expected related start-up costs.

     RESEARCH AND DEVELOPMENT: Research and development expenses were $11 million in both second quarter of fiscal year 2000 and fiscal year 1999, amounting to 7% of sales for both periods.

     SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses were $32 million (19% of sales) in the second quarter of fiscal year 2000, compared to $34 million (23% of sales) in the second quarter of fiscal year 1999. Selling, general and administrative expenses in the second quarter of fiscal year 1999 included corporate costs incurred before the spin-offs which we could not allocate to discontinued operations under generally accepted accounting principles.

     REORGANIZATION COSTS: Second quarter fiscal year 1999 expenses included net non-recurring reorganization charges of $27 million. This amount represents most of the non-recurring reorganization charges recorded in the first half of fiscal year 1999 in connection with the spin-offs.

     INTEREST EXPENSE, NET: Net interest expense was $1.1 million for the second quarter of fiscal year 2000, compared to $1.3 million for the same quarter in fiscal year 1999. The second quarter fiscal year 2000 net interest expense amount shows decreases in both interest expense and interest income from the prior year same quarter. We had higher cash levels and debt levels during the fiscal year 1999 period before the spin-offs compared to the second quarter in fiscal year 2000, resulting in higher interest income and interest expense. As part of the spin-offs, we contributed a substantial amount of cash and debt to the spun-off businesses. To a lesser extent, we paid down $15 million of short-term debt in the second quarter of fiscal year 2000, resulting in lower interest expense for the quarter.

     TAXES ON EARNINGS (LOSS): Our estimated effective tax rate was 37.5% in the second quarter of fiscal year 2000, compared to 59% in the second quarter of fiscal year 1999. The second quarter fiscal year 1999 rate was significantly higher principally due to certain reorganization costs related to the spin-offs that are non-deductible.

  FIRST HALF OF FISCAL YEAR 2000 COMPARED TO FIRST HALF OF FISCAL YEAR 1999

     SALES: Our sales of $311 million in the first half of fiscal year 2000 were 22% higher than our sales of $254 million in the first half of fiscal year 1999. International sales were $140 million, or 45% of sales, in the first half of fiscal year 2000, compared to $139 million, or 55% of sales, in the first half of fiscal year 1999.

                SALES (BY REGION)                         FIRST HALF 2000                FIRST HALF 1999
                                                          ---------------                ---------------
                ONCOLOGY:
                -- North America                          $   144 million                  $  93 million
                -- Europe                                      54 million                     55 million
                -- Asia                                        22 million                     31 million
                -- Rest of the world                           17 million                     11 million
                                                          ---------------                   ------------
                          Total Oncology                  $   237 million                   $190 million
                ----------------------------------------------------------------------------------------

                X-RAY TUBES AND IMAGING
                SUBSYSTEMS:
                -- North America
                -- Europe                                 $    20 million                  $  21 million
                -- Asia                                         9 million                     12 million
                -- Rest of the world                           34 million                     25 million
                      Total X-ray tubes and                     2 million                      2 million
                                                           --------------                  -------------
                      imaging subsystems                   $   65 million                  $  60 million
                ----------------------------------------------------------------------------------------
                GTC                                        $    9 million                  $   4 million
                ----------------------------------------------------------------------------------------

       Oncology systems sales: Oncology systems sales increased 24% to $237 million (76% of sales) in the first half of fiscal year 2000, compared to $190 million (75% of sales) in the first half of fiscal year 1999. Our North American sales growth reflects the continued increased U.S. demand for advanced digital radiotherapy equipment. First half results of fiscal year 2000 also reflect the increase in production and accelerated deliveries that impacted the second quarter. International sales were flat period over period due partially to the flatness of the European market after our growth surge in fiscal year 1998. Asia's shortfall resulted from a one-time multi-system sale in Japan in the second quarter of fiscal year 1999, while the rest of the world showed continuing strength, particularly Latin America.

       X-ray tubes and imaging
       subsystems sales:       X-ray tubes and imaging subsystems sales
                               increased 9% between quarters to $65 million
                               (21% of sales) in the first half of fiscal year 2000, compared to $60 million (23% of sales) in the first half of fiscal year 1999. The increase is primarily attributable to higher demand for our new high-end CT scanner tubes in Japan. First half results of fiscal year 2000 also reflect the impact of the ongoing consolidation of some of our European customers who purchase our x-ray products and the fluctuations in demand from our original equipment manufacturer customers.

       GTC sales:              GTC sales were $9 million for the first half of
                               fiscal year 2000, compared to $4 million for the same period in fiscal year 1999. The increase was largely attributable to increased sales of our high dose rate brachytherapy products and our June 1999 acquisition of Multimedia Medical
                               Systems' business in treatment planning software for low dose rate brachytherapy.

       GROSS PROFIT: We recorded gross profit of $111 million in the first half of fiscal year 2000 and $82 million in the first half of fiscal year 1999. As a percentage of sales, gross profit was 36% in the first half of fiscal year 2000 compared to 32% in the first half of fiscal year 1999. Gross profit as a percentage of sales of oncology systems amounted to 37% in the first half of fiscal year 2000 compared to 33% in the first half 1999. As in the second quarter, oncology systems margins improved primarily because of the mix of business between North America and international sales. In contrast, gross profit as a percentage of sales of x-ray tubes and imaging subsystems decreased from 33% in the first half of fiscal year 1999 to 32% in the first half of fiscal year 2000. The decline in x-ray and imaging subsystems margin is primarily due to the lower manufacturing yields of glass tube products during the first quarter of fiscal year 2000 as a result of consolidation of our manufacturing facility in Arlington Heights, Illinois to our facility in Salt Lake City and the start-up costs of our new CT scanner tubes.

       RESEARCH AND DEVELOPMENT: Research and development expenses were $22 million (7% of sales) in the first half of fiscal year 2000, compared to $21 million (8% of sales) in the first half of fiscal year 1999.

       SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses were $62 million (20% of sales) in the first half of fiscal year 2000, compared to $58 million (23% of sales) in the first half of fiscal year 1999. As in the quarter, selling, general and administrative expenses in the first half of fiscal year 1999 included corporate costs incurred before the spin-offs which we could not allocate to discontinued operations under generally accepted accounting principles. In absolute dollars, selling, general and administrative expenses increased in conjunction with the increase in sales.

       REORGANIZATION COSTS: First half fiscal year 1999 expenses included net reorganization charges of $31 million. Of the $31 million, $27 million related to the spin-offs and $4 million to the consolidation of our X-ray manufacturing operations.

       INTEREST EXPENSE, NET: Our net interest expense was $2.5 million for the first half of fiscal year 2000 compared to $2.4 million for the same period in fiscal year 1999. The change in net interest expense period over period results from a $3.3 million decrease in interest income offset by a $3.2 million decrease in interest expense. We had higher cash levels and debt levels during the fiscal year 1999 period before the spin-offs compared to the first half in fiscal year 2000, resulting in higher interest income and interest expense. As part of the spin-offs, we contributed a substantial amount of cash and debt to the spun-off businesses. To a lesser extent, we paid down $30 million of short-term debt in the first half of fiscal year 2000, resulting in lower interest expense for the period than during the first half of fiscal year 1999.

       TAXES ON EARNINGS (LOSS): Our estimated effective tax rate was 37.5% in the first half of fiscal year 2000, compared to 58% in the first half of fiscal year 1999. The fiscal year 1999 rate was significantly higher principally due to certain reorganization costs related to the spin-offs that are non-deductible.

LIQUIDITY AND CAPITAL RESOURCES

       Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, purchases of business assets and funding of continuing operations. Our sources of cash include sales, net interest income and borrowings under short-term notes payable and long-term loans. Our liquidity is actively managed on a daily basis to ensure the maintenance of sufficient funds to meet our needs.

       Before the spin-offs, we historically incurred or managed debt at the parent level. As part of the spin-offs, the parties agreed to the following terms in the Distribution Agreement:

     (1) Varian Associates, Inc. would contribute to VSEA $100 million in cash and cash equivalents.

     (2) Varian Associates, Inc. would provide VSEA with net worth (as defined in the Distribution Agreement) of at least $150 million and consolidated debt (as defined in the Distribution Agreement) of no more than $5 million.

     (3) VI would assume 50% of the remaining outstanding indebtedness under Varian Associates, Inc.'s term loan.

     (4) Varian Associates, Inc. would transfer cash and cash equivalents to VI such that VI and Varian Associates, Inc., then renamed VMS, would each have approximately 50% of the net debt of both VMS and VI at the time of the Distribution.

     (5) Subject to necessary adjustments, VMS would have a net worth of between 40% and 50% of the aggregate net worth of VMS and VI.

       As a result, we transferred $119 million in cash and cash equivalents to VSEA and VI, and VSEA and VI assumed $69 million in debt during fiscal year 1999. However, the amounts allocated to VI and transferred to VSEA in connection with the Distribution were based on estimates. We may be required to make cash payments to VI or VSEA, or may be entitled to receive cash payments from VI or VSEA. We do not believe that any future payments would be material to our consolidated financial statements.

       At March 31, 2000, we had $59 million of long-term loans and $6 million of short-term notes payable. Interest rates on the outstanding long-term loans on this date ranged from 6.70% to 7.15%. The weighted average interest rate on these long-term loans was 6.82%. The weighted average interest rate on the short-term notes payable was 6.30%. The long-term loans currently contain covenants that limit future borrowings and cash dividends payments. The covenants also require us to maintain certain levels of working capital and operating results.

       At March 31, 2000, we had $22 million in cash and cash equivalents (the majority of which was held abroad and would be subject to additional taxation if it was spent in the U.S.) compared to $25 million at October 1, 1999.

       We used cash of $3 million in the first half of fiscal year 2000, compared to using $145 million in the same period of fiscal year 1999. Our cash inflows and outflows for the first half of fiscal year 1999 and 2000 were as follows:

       o We generated cash from operating activities of $25 million during the first half of fiscal year 2000, compared to using net cash of $60 million in the first half of fiscal year 1999. The primary reason for the positive operating cash flow during the first half of fiscal year 2000 was our net income. We had $16 million in net earnings in the first half of fiscal year 2000, compared to a $43 million loss (including discontinued operations) in the first half of fiscal year 1999. The following items also contributed to our operating cash flows in the first half of fiscal year 2000: $11 million in non-cash depreciation and amortization charges, $6 million reduction in accounts receivable net of foreign currency adjustments, $2 million increase in accrued expenses, $11 million increase in advance payments from customers, partially offset by $21 million increase in inventory net of foreign currency adjustments.

       o Investing activities used $12 million of net cash in the first half of fiscal year 2000, compared to providing $13 million of net cash in the same period of fiscal year 1999. The majority of the $12 million used in the first half of fiscal year 2000 was for purchases of property, plant and equipment. The $13 million net cash provided in the first half of fiscal year 1999 included $36 million of proceeds from the sale of our long-term leasehold interests in certain of the Palo Alto facilities and related buildings partially offset by $22 million used to purchase property, plant and equipment.

       o Financing activities used net cash of $20 million in the first half of fiscal year 2000, compared to using net cash of $99 million in the first half of fiscal year 1999. We used $30 million to pay down short-term debt during the first half of fiscal year 2000. This was partially offset by $10 million of proceeds from stock option exercises and employee stock purchases. The $99 million net cash outlay in the first half of fiscal year 1999 is primarily attributable to the aggregate of $112 million we contributed to VI and VSEA immediately before the spin-offs which was partially offset by $18 million proceeds from stock option and employee stock purchase plan purchases.

       Total debt as a percentage of total capital decreased from 33.7% at fiscal year end 1999 to 23.1% at March 31, 2000 largely due to repayments on the short-term notes payable during the first half of fiscal year 2000. The ratio of current assets to current liabilities improved from 1.42 to 1 at fiscal year end 1999 to 1.56 to 1 at March 31, 2000. At March 31, 2000, we had $65.5 million available in unused uncommitted lines of credit. During the first quarter of fiscal year 2000, we added an additional $50 million committed revolving credit facility of which the entire balance was unused and available at March 31, 2000.

       We expect that our future capital expenditures will continue to approximate 3% of sales in each fiscal year. We spent $2.3 million in capital expenditures related to facilities changes required after the spin-offs during the first half of fiscal year 2000 and anticipate spending an additional $0.5 million in the remainder of the fiscal year.

       In May 1999, we agreed to invest $5 million over the following twelve months in a consortium to participate in our acquisition of a majority interest in an entity that supplies us with amorphous silicon thin-film transistor arrays for our imaging products and for our oncology system's Portal Vision imagers. We funded $2.5 million in July 1999 and the remaining $2.5 million will be funded in the fourth quarter of fiscal year 2000. At this time, management believes it is unlikely that we will recognize a loss on this equity investment in fiscal year 2000. However, it is reasonably possible that we will recognize a loss of up to $5 million on this equity investment in fiscal year 2001.

       We are a party to three related federal actions involving claims by independent service organizations ("ISOs") that our policies and business practices relating to replacement parts violate the antitrust laws (the "ISOs Litigation"). ISOs purchase replacement parts from us and compete with us in servicing the linear accelerators we manufacture. In response to several threats of litigation regarding the legality of our parts policy, we filed a declaratory judgment action in the U. S. District Court for the Northern District of California in 1996 asking for a determination that our new policies are legal and enforceable and damages against two of the ISOs for misappropriation of our trade secrets, unfair competition, copyright infringement and related claims. Later, four defendants filed separate claims in other jurisdictions raising issues allegedly related to those in the declaratory relief action and seeking injunctive relief and damages against us for $10 million for each plaintiff. We defeated the defendants' motion for a preliminary injunction in U. S. District Court in Texas about our policies. The ISOs defendants amended the complaint to include class action allegations, alleged a variety of other anti-competitive business practices and filed a motion for class certification, which the U. S. District Court in Texas heard in July 1999. No decision, however, has been entered. We have filed a motion to consolidate our claims from the Northern District of California to the action in the U.S. District Court in Texas.

       After the spin-offs, we retained the liabilities related to the medical systems business before the spin-offs, including the ISOs Litigation. In addition, under the Distribution Agreement, we agreed to manage and defend liabilities related to legal proceedings and environmental matters arising from corporate or discontinued operations. Under the Distribution Agreement, each of VI and VSEA must generally indemnify us for one-third of these liabilities (after adjusting for any insurance proceeds we realize or tax benefits we receive), including certain environmental-related liabilities described below and to fully assume and indemnify us for liabilities arising from each of their operations before the spin-offs. The availability of such indemnities will depend upon the future financial strength of VI and VSEA. Given the long-term nature of some of the liabilities, either company may not be in a position to fund indemnities in the future. A court could also disregard the contractual allocation of indebtedness, liabilities and obligations among the parties and require us to assume responsibility for obligations allocated to another party, particularly if such other party were to refuse or was unable to pay or perform any of its allocated obligations. In addition, the Distribution Agreement generally provides that if a court prohibits any of the companies from satisfying its indemnification obligations, then such indemnification obligations will be shared equally between the two other companies.

       From time to time, we are involved in certain other legal proceedings arising in the ordinary course of our business. While we cannot be certain about the ultimate outcome of any litigation, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on our financial position, results of operations or cash flows.

       Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the U.S. and global economies. Although our cash requirements will fluctuate (positively and negatively) as a result of the shifting influences of these factors, we believe that existing cash, cash generated from operations and our borrowing capability will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements for the current fiscal year and fiscal year 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. We will adopt the standard in the first quarter of fiscal year 2001 and are in the process of determining the impact that adoption will have on our consolidated financial statements.

       In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The staff accounting bulletin outlines the basic criteria that we must meet to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The staff accounting bulletin is effective for the first quarter of fiscal year 2001. We are in the process of determining the impact that adoption will have on our consolidated financial statements.

ENVIRONMENTAL MATTERS

       There are a variety of environmental laws around the world regulating the handling, storage, transport and disposal of hazardous materials that do or may create increased costs for some of our operations. In addition, several countries are proposing to require manufacturers to take back and dispose of products at the end of the equipment's useful life. These laws may or do create increased costs for our operations.

       From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. Under various laws (such as the federal "Superfund" law) and under our obligations concerning operations before the spin-offs, we are overseeing environmental investigation and cleanup projects from our pre-spun-off operations and reimbursing third parties (such as the U.S. Environmental Protection Agency or other responsible parties) for such activities. Under the terms the Distribution Agreement, we are obligated to pay one-third of certain environmental liabilities caused by operations before the spin-offs, with VI and VSEA obligated for the balance. The environmental projects we are overseeing are being conducted under the direction of or in consultation with relevant regulatory agencies. We estimated these cleanup activities will take up to 30 years to complete. As described below, we have accrued a total of $23.1 million to cover our environmental liabilities:

       o We have developed a range of potential costs covering a variety of cleanup activities, including four environmental projects, reimbursements to third parties, project management costs and legal costs. There are, however, various uncertainties in these estimates that make it difficult to develop a best estimate. Our estimate of future costs to complete these cleanup activities ranges from $11.6 million to $29.0 million. For these estimates, we have not discounted the costs to present dollars because of the uncertainties that make it difficult to develop a best estimate and have accrued $11.6 million, which is the amount at the low end of the range.

       o For six environmental projects, we have sufficient knowledge to develop better estimates of our future costs. While our estimate of future costs to complete these cleanup activities ranges from $22.5 million to $38.6 million, our best estimate within that range is $23.1 million. For these projects we have accrued $11.5 million; which is our best estimate of the $23.1 million discounted to present dollars at 4%, net of inflation.

       When we develop these estimates above, we consider the financial strength of other potentially responsible parties. These amounts are, however, only estimates and may be revised in the future as we get more information on these projects. We may also spend more or less than these estimates. Based on current information, we believe that our reserves are adequate. At this time, management believes that it is remote that any single environmental event would have a materially adverse impact on our financial statements in any single fiscal year. We spent $1.2 million during the first six months of fiscal year 2000 on environmental investigation and remedial costs. We spent $0.8 million during the first six months of fiscal year 1999 on similar activities.

       In 1992, we filed a lawsuit against 36 insurance companies for recovery of our environmental investigation and remedial costs. We reached cash settlements with various insurance companies in 1995, 1996, 1997 and 1998. In addition, we have an agreement with an insurance company to pay a portion of our past and future expenditures. As a result of this agreement, we have included a $3.6 million receivable in Other Assets as of March 31, 2000. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a financially viable insurance company. Although we continue to aggressively pursue additional insurance recoveries, we have not reduced our liability in anticipation of recovery from third parties for claims that we made.

YEAR 2000

       GENERAL. The "Year 2000" problem refers to computer programs and other equipment with embedded microprocessors ("non-IT systems") which use only the last two digits to refer to a year, and which, therefore, might not properly recognize a year that begins with "20" instead of the familiar "19."

       As part of the Year 2000 assessment, we looked at our internal systems and substantially completed their upgrade prior to the end of fiscal year 1999. To date, we have not experienced any material Year-2000-related system problems. However, because year 2000 problems within internal systems may still occur, we continue to monitor our systems carefully.

       We also assessed our current and previously-sold products. We focused on products that were subject to regulatory requirements with respect to Year 2000, including FDA requirements for medical devices. In some cases, we developed and offered to sell upgrades or retrofits, identified corrective measures which the customer could itself undertake or identified other upgrades or retrofits suppliers for the customer. For a few products, we performed upgrades at our own expense. We completed the upgrades before December 31, 1999. We are not aware of any material Year 2000 product failures at this time.

       In addition, we assessed potential Year 2000 problems of our third party suppliers of products or services. We have not experienced any significant problems to date as a result of our suppliers' inability to adequately address their Year 2000 issues.

       COSTS. We estimate that we have spent approximately $1.1 million to assess and correct Year 2000 problems through March 31, 2000, nearly all of which was spent by December 31, 1999. At present, we do not know of any Year 2000 problems that would require us to spend more. Given the complexity of the Year 2000 problems, it is possible that further expenditures may be required. We have been and will continue to expense as incurred all of these costs, except for approximately $70,000 for computer equipment.

       Although we have not had any material problems, because of uncertainties as to the extent of Year 2000 problems with our previously-sold products and the extent of any legal obligation we might have to correct Year 2000 problems in those products, we cannot yet assess our risks with respect to those products. We also cannot yet conclude that our critical suppliers have successfully assessed and corrected Year 2000 problems which may have a material adverse effect on our results of operations. Our customers' failure to pay us in a timely manner due to their own Year 2000 problems could result in slower cash flow.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to two primary types of market risks: foreign currency exchange rate risk and interest rate risk.

FOREIGN CURRENCY EXCHANGE RATE RISK

       As a global concern, we are exposed to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposures related to non-U.S. dollar denominated sales and purchases throughout Europe, Asia and Australia. The Euro was adopted as a common currency for members of the European Monetary Union on January 1, 1999. We are evaluating, among other issues, the impact of the Euro conversion on our foreign currency exposure. Based on the evaluation to date, we do not expect the Euro conversion to create any change in currency exposure due to our existing hedging practices.

       We hedge the currency exposures associated with certain assets and liabilities denominated in non-functional currencies and with anticipated foreign currency cash flows. We do not enter into forward exchange contracts for trading purposes. We intend the hedging activity to offset the impact of currency fluctuations on certain anticipated foreign currency cash flows and certain non-functional currency assets and liabilities. Our success depends upon estimating balance sheets denominated in various currencies. If forecasts are overstated or understated during periods when currency is volatile, we could experience unanticipated currency gains or losses.

       Our forward exchange contracts generally range from one to three months in original maturity. We do not have any forward exchange contract with an original maturity greater than one year. Forward exchange contracts outstanding as of March 31, 2000 are summarized as follows:


                                                                         MARCH 31, 2000
                                                               ----------------------------------
                                                                 NOTIONAL VALUE     NOTIONAL VALUE
                                                                     SOLD            PURCHASED
                                                               --------------      --------------
                                                                       (DOLLARS IN THOUSANDS)

     Australian dollar.......................................       $   3,443   $          --
     Brazilian Real..........................................              --             832
     British pound...........................................           7,180           5,853
     Canadian dollar.........................................           8,272              --
     Danish krona............................................              --           2,677
     Japanese yen............................................          21,950              --
     Swedish krona...........................................           6,150              --
     Swiss franc.............................................              --           5,808
     Thailand baht...........................................           1,654              --
     Euro....................................................          55,516             988
                                                               --------------  --------------
     Totals..................................................      $  104,165   $      16,158
                                                               ==============  ==============

       The notional amounts of forward exchange contracts are not a measure of our exposure.

INTEREST RATE RISK

       Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, notes payable and long-term debt obligations. We do not use derivative financial instruments in our investment portfolio, and the investment portfolio only includes highly liquid instruments with an original maturity of three months or less. We primarily enter into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions.

       Though we generally do not have a material exposure to market risk for changes in interest rates, fluctuations in interest rates may impact, adversely or otherwise, our variable rate notes payable, cash and cash equivalents, and the estimated fair value of our fixed rate long-term debt obligations. We do not have cash flow exposure due to rate changes for long-term debt obligations. The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations.


                                     BALANCE                                FISCAL YEAR
                                   AT MARCH 31, -------------------------------------------------------------------
                                      2000       2000      2001     2002      2003     2004     THEREAFTER  TOTAL
                                   ----------  --------  -------  --------  -------- --------  ----------  -------
                                                               (DOLLARS IN MILLIONS)
Assets
   Cash and cash equivalents....   $      22      $ 22       --        --        --       --          --   $   22
   Average interest rate........         2.7 %     2.7 %                                                      2.7 %

Liabilities

   Notes payable................   $       6      $  6       --        --        --       --          --   $    6
   Average interest rate........         6.3 %     6.3 %     --        --        --       --          --      6.3 %

   Long-term debt...............   $      59        --       --        --        --       --     $    59   $   59
   Average interest rate........         6.8 %      --       --        --        --       --         6.8 %    6.8 %


       The estimated fair value of our cash and cash equivalents (the majority of which was held abroad at March 31, 2000 and would be subject to additional taxation if it was spent in the U.S.) approximates the principal amounts reflected above based on the short maturities of these financial instruments. The estimated fair value of our debt obligations approximates the principal amounts reflected above based on rates currently available to us for debt with similar terms and remaining maturities.

       Although payments under certain of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

                                     PART II

                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

       Information related to Item 1 is already disclosed in Part I Item 1 (Note 11 to the interim consolidated financial statements) and in Part I Item 2 (Management's Discussion and Analysis of Financial Condition).

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       At the Company's Annual Meeting of Stockholders held on February 17, 2000, the stockholders of Varian Medical Systems, Inc. considered and voted on the election of two directors to the Board of Directors for three-year terms. The voting on each such nominee for director was as follows:


                                                                                                            BROKER
                              DIRECTOR                            VOTES FOR            WITHHELD           NON-VOTES (1)
                              --------                            ---------            --------           -------------
       David W. Martin, Jr...................................     27,647,352            209,906                N/A
       Richard W. Vieser.....................................     27,637,860            219,398                N/A

--------
(1) Pursuant to the rules of the New York Stock Exchange, this election of directors constituted a routine matter. Therefore, brokers were permitted to vote without receipt of instructions from clients.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

       (a)   Exhibits required to be filed by Item 601 of Regulation S-K:

       EXHIBIT
         NO.      DESCRIPTION
       --------   -----------

       15    Letter Regarding Unaudited Interim Financial Information
       27.1  Financial Data Schedule for the six months ended March 31, 2000.
       27.2  Restated Financial Data Schedule for the six months ended
             April 2, 1999.


       (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         VARIAN MEDICAL SYSTEMS, INC.
                                               (Registrant)

Dated: May 12, 2000                      By:   /s/ ELISHA W. FINNEY
                                               -----------------------------
                                               Elisha W. Finney
                                               Vice President, Finance and
                                               Chief Financial Officer
                                               (Duly authorized officer and
                                               Principal Financial Officer)

                                INDEX TO EXHIBITS

       EXHIBIT
         NO.      DESCRIPTION
       --------   -----------

       15    Letter Regarding Unaudited Interim Financial Information
       27.1  Financial Data Schedule for the six months ended March 31, 2000.
       27.2  Restated Financial Data Schedule for the six months ended
             April 2, 1999.