Form 10-Q
period 2000-06-30
VARIAN MEDICAL SYSTEMS INC
filed 2000-08-11
CIK 203527

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM          TO
                                           --------    --------

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

                              -------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,589,478 shares of Common Stock, par value $1 per share, outstanding as of August 10, 2000.

                                 WWW.VARIAN.COM
                                  (NYSE: VAR)

================================================================================

                                TABLE OF CONTENTS


Part I.   Financial Information...........................................     3

Item 1.   Financial Statements (unaudited)................................     3
          Consolidated Statements of Earnings.............................     3
          Consolidated Balance Sheets.....................................     4
          Consolidated Statements of Cash Flows...........................     5
          Notes to the Consolidated Financial Statements..................     6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................    15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk......    24

Part II.  Other Information...............................................    26

Item 1.   Legal Proceedings...............................................    26

Item 6.   Exhibits and Reports on Form 8-K................................    26


                           FORWARD-LOOKING STATEMENTS

     This quarterly report contains "forward-looking" statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in these forward-looking statements and reported results should not be considered an indication of future performance due to the factors listed below, under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting the Company's Business" in our Annual Report on Form 10-K for the fiscal year ended October 1, 1999, and from time to time in our other filings with the Securities and Exchange Commission. These risks and uncertainties include: whether the market continues to accept our products and demand them in existing or increasing amounts; whether we are able to successfully develop and commercialize new products profitably or at all; whether competitive products will reduce our sales or force us to cut the prices of our products to maintain or increase their sales; whether we will be successful in increasing operating margins when sales increase or otherwise control costs; whether we can expand our manufacturing capacity to sufficiently satisfy any increase in demand; whether our ability to manufacture one or more products will be interrupted if we are unable to obtain raw materials or components when a sole supplier is unwilling or unable to supply the materials or components; whether we are able to attract and retain qualified employees in key positions; whether managed care initiatives in the U.S. will reduce the amount of capital expenditures our customers may make thereby reducing the demand for our products or their prices; whether we can satisfy the requirements of applicable government regulations, including the provisions of the U.S. Food Drug and Cosmetic Act; how well third parties have addressed the impact of the Year 2000; whether we will be responsible for liabilities relating to the businesses we recently spun off or the spin-offs themselves that we did not assume, either because the companies became insolvent, were prohibited from indemnifying us or for other reasons; whether we will face allegations of fraudulent conveyance as a result of the spin-offs; whether we will incur additional tax obligations as a result of the spin-offs; how changing economic conditions in our markets and foreign currency exchange rates will affect us; whether we are able to obtain regulatory approval of and successfully finalize our pending and any future acquisitions; and how well we can integrate acquired businesses into our own business operations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                 -------------------------  -------------------------
                                                                   JUNE 30,      JULY 2,     JUNE 30,      JULY 2,
                                                                    2000          1999         2000          1999
                                                                 -----------   -----------  ------------  -----------
                                                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Sales........................................................    $  170,671    $  144,511   $   481,716   $  398,777
                                                                 -----------   -----------  ------------  -----------

Operating Costs and Expenses
   Cost of sales.............................................       108,660        93,227       308,263      265,297
   Research and development..................................        10,049         9,271        31,760       29,800
   Selling, general and administrative.......................        28,818        25,196        91,045       82,826
   Reorganization............................................           (62)          370           (62)      31,359
                                                                 -----------   -----------  ------------  -----------

Total Operating Costs and Expenses...........................       147,465       128,064       431,006      409,282
                                                                 -----------   -----------  ------------  -----------

Operating Earnings/(Loss)....................................        23,206        16,447        50,710      (10,505)
   Interest expense..........................................        (1,101)       (1,569)       (3,955)      (7,621)
   Interest income...........................................           357           133           634        3,744
                                                                 -----------   -----------  ------------  -----------

 Earnings (Loss) from Continuing Operations Before Taxes.....        22,462        15,011        47,389      (14,382)
   Taxes on earnings (loss)..................................         8,420         8,460        17,770       (8,700)
                                                                 -----------   -----------  ------------  -----------

Earnings (Loss) from Continuing Operations...................        14,042         6,551        29,619       (5,682)
Loss from Discontinued Operations--Net of Taxes..............            --            --            --      (31,130)
                                                                 -----------   -----------  ------------  -----------
Net Earnings (Loss)..........................................    $   14,042    $    6,551    $   29,619   $  (36,812)
                                                                 ===========   ===========  ============  ===========

Average Shares Outstanding--Basic............................        31,287        30,425        30,940       30,122
                                                                 ===========   ===========  ============  ===========

Average Shares Outstanding--Diluted..........................        32,874        30,567        32,250       30,122
                                                                 ===========   ===========  ============  ===========

Net Earnings (Loss) Per Share--Basic
   Continuing Operations.....................................    $     0.45    $     0.22    $     0.96   $    (0.19)
   Discontinued Operations...................................            --            --            --        (1.03)
                                                                 -----------   -----------  ------------  -----------
   Net Earnings (Loss) Per Share--Basic......................    $     0.45    $     0.22    $     0.96   $    (1.22)
                                                                 ===========   ===========  ============  ===========

Net Earnings (Loss) Per Share--Diluted
   Continuing Operations.....................................    $     0.43    $     0.21    $     0.92   $    (0.19)
   Discontinued Operations...................................            --            --            --        (1.03)
                                                                 -----------   -----------  ------------  -----------
   Net Earnings (Loss) Per Share--Diluted....................    $     0.43    $     0.21    $     0.92   $    (1.22)
                                                                 ===========   ===========  ============  ===========

Dividends Declared Per Share.................................    $       --    $       --    $       --   $     0.10

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

              VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PAR VALUES)                                                JUNE 30,     OCTOBER 1,
                                                                                           2000          1999
                                                                                        ------------  -----------
                                                                                        (UNAUDITED)
ASSETS
Current Assets
   Cash and cash equivalents.........................................................   $    29,170   $   25,126
                                                                                        ------------  -----------
   Accounts receivable...............................................................       220,610      233,785
                                                                                        ------------  -----------
   Inventories
     Raw materials and parts.........................................................        71,623       61,949
     Work in process.................................................................        10,230        7,819
     Finished goods..................................................................        19,150        8,556
                                                                                        ------------  -----------
       Total inventories.............................................................       101,003       78,324
                                                                                        ------------  -----------

   Other current assets..............................................................        45,573       45,011
                                                                                        ------------  -----------
       Total Current Assets..........................................................       396,356      382,246
                                                                                        ------------  -----------

Property, plant, and equipment.......................................................       203,940      200,386
   Accumulated depreciation and amortization.........................................      (123,088)    (120,138)
                                                                                        ------------  -----------
     Net property, plant and equipment...............................................        80,852       80,248
                                                                                        ------------  -----------
Other Assets.........................................................................        74,506       76,689
                                                                                        ------------  -----------

       TOTAL ASSETS..................................................................   $   551,714   $  539,183
                                                                                        ============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable.....................................................................   $       726   $   35,587
   Accounts payable--trade...........................................................        32,774       40,141
   Accrued expenses..................................................................       112,905      121,165
   Product warranty..................................................................        19,389       18,152
   Advance payments from customers...................................................        63,972       54,757
                                                                                        ------------  -----------
       Total Current Liabilities.....................................................       229,766      269,802
Long-Term Accrued Expenses...........................................................        24,667       25,890
Long-Term Debt.......................................................................        58,500       58,500
                                                                                        ------------  -----------
       Total Liabilities.............................................................       312,933      354,192
                                                                                        ------------  -----------

Contingencies

Stockholders' Equity
   Preferred stock
     Authorized 1,000,000 shares, par value $1, issued and outstanding none..........            --           --
   Common stock
     Authorized 99,000,000 shares, par value $1, issued and outstanding
     31,499,000 shares at June 30, 2000 and 30,563,000 shares at October 1, 1999.....        31,499       30,563
   Capital in excess of par value....................................................        43,344       20,185
   Retained earnings.................................................................       163,938      134,243
                                                                                        ------------  -----------

Total Stockholders' Equity...........................................................       238,781      184,991
                                                                                        ------------  -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................   $   551,714   $  539,183
                                                                                        ============  ===========


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        FOR THE NINE MONTHS ENDED
                                                                                      ------------------------------
                                                                                        JUNE 30,         JULY 2,
                                                                                          2000            1999
                                                                                      --------------  --------------
                                                                                         (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
 Net Cash Provided/(Used) by Operating Activities....................................     $  31,104       $ (47,099)
                                                                                      --------------  --------------

INVESTING ACTIVITIES
 Proceeds from the sale of property, plant, and equipment............................           699          36,701
 Purchase of property, plant, and equipment..........................................       (14,844)        (28,808)
 Purchase of businesses, net of cash acquired........................................            --          (5,774)
 Other, net..........................................................................        (1,118)            618
                                                                                      --------------  --------------
       Net Cash (Used)/Provided by Investing Activities..............................       (15,263)          2,737
                                                                                      --------------  --------------

FINANCING ACTIVITIES
 Net (repayments)/borrowings on short-term obligations...............................       (34,861)         26,528
 Principal payments on long-term debt................................................            --         (12,138)
 Proceeds from common stock issued to employees......................................        18,140          18,047
 Dividends paid......................................................................            --          (2,991)
 Cash distributed in spin-off of businesses..........................................            --        (111,550)
 Other, net..........................................................................            --            (637)
                                                                                      --------------  --------------
       Net Cash Used by Financing Activities.........................................       (16,721)        (82,741)
                                                                                      --------------  --------------

Effects of Exchange Rate Changes on Cash.............................................         4,924           3,639
                                                                                      --------------  --------------

       Net Increase/(Decrease) in Cash and Cash Equivalents..........................         4,044        (123,464)
       Cash and Cash Equivalents at Beginning of Period..............................        25,126         149,667
                                                                                      --------------  --------------
       Cash and Cash Equivalents at End of Period.................................... $      29,170      $   26,203
                                                                                      ==============  ==============

 DETAIL OF NET CASH PROVIDED BY OPERATING ACTIVITIES
 Net Earnings/(Loss) ................................................................ $      29,619      $  (36,812)
 Adjustments to reconcile net earnings/(loss) to net cash provided/(used) by operating activities:
       Depreciation..................................................................        13,088          26,608
       Amortization of intangibles...................................................         3,097           5,309
       Loss/(gain) from sale of assets...............................................            99         (25,344)
       Change in assets and liabilities:
            Accounts receivable......................................................         3,246          17,421
            Inventories..............................................................       (22,679)        (11,293)
            Other current assets.....................................................          (562)        (43,837)
            Accounts payable - trade.................................................        (6,254)            338
            Accrued expenses.........................................................           568           3,702
            Product warranty.........................................................         1,345          (5,506)
            Advance payments from customers..........................................        10,126          18,737
            Long-term accrued expenses...............................................        (1,223)         (1,010)
       Other.........................................................................           634           4,588
                                                                                      --------------  --------------
       Net Cash Provided/(Used) by Operating Activities.............................. $      31,104   $     (47,099)
                                                                                      ==============  ==============

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: The consolidated financial statements include the accounts of Varian Medical Systems, Inc. (the "Company" or "VMS") and its subsidiaries and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 1, 1999 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Form 10-K Annual Report. In the opinion of management, the interim consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain financial statement items have been reclassified to conform to the current quarter's format. These reclassifications had no impact on previously reported net earnings. The results of operations for the third quarter and nine months ended June 30, 2000 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

          Under the Distribution Agreement, (1) the Company was required, among other things, to contribute to VSEA cash and cash equivalents such that VSEA would have $100 million in cash and cash equivalents and consolidated debt (as defined in the Distribution Agreement) of no more than $5 million and (2) VI was required to assume 50% of the outstanding indebtedness under the Company's term loans and have transferred to it such portion of the indebtedness under the Company's notes payable and such amounts of cash and cash equivalents so that as of the time of the Distribution, the Company and VI would each have net debt (defined in the Distribution Agreement as the amount outstanding under the term loans and the notes payable, less cash and cash equivalents) equal to approximately 50% of the net debt of the Company and VI, subject to such adjustment as was necessary to provide the Company with a net worth of between 40% and 50% of the aggregate net worth of the Company and VI. As a result, the Company transferred $119 million in cash and cash equivalents to VSEA and VI, and VSEA and VI assumed $69 million in debt during fiscal year 1999. Of the $119 million in cash and cash equivalents transferred to VSEA and VI, $112 million was transferred during the first three quarters of fiscal year 1999. However, the amounts allocated to VI and transferred to VSEA in connection with the Distribution were based on estimates. Certain future adjustments or payments may be required under the provisions of the Distribution Agreement or the Distribution-Related Agreements.
          The Company may be required to make cash payments to VI or VSEA, or may be entitled to receive cash payments from VI or VSEA. The Company does not believe that any future payments would be material to the Company's consolidated financial statements.

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

          The Company recorded a loss on disposition pertaining to VI and VSEA of $5.4 million (net of income taxes of $2.9 million) in the fiscal year 1999 results of operations. The loss on disposition related to employee relocation, severance, retention, and other payroll costs directly associated with the disposition of VI and VSEA.

          Summarized information for discontinued operations, excluding the above loss on disposition, is as follows (dollars in millions):


                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     ------------------------------  -----------------------------
                                                     JUNE 30, 2000    JULY 2, 1999   JUNE 30, 2000    JULY 2, 1999
                                                     ---------------  -------------  ---------------  ------------
                                                              (UNAUDITED)                    (UNAUDITED)

Revenue..........................................                $0             $0               $0        $375.7
                                                     ===============  =============  ===============  ============
Loss before Taxes................................                $0             $0               $0   $     (39.5)
                                                     ===============  =============  ===============  ============
Net Loss.........................................                $0             $0               $0   $     (25.7)
                                                     ===============  =============  ===============  ============

NOTE 3: For the nine months ended July 2, 1999, the Company recognized net reorganization charges of $31.4 million, of which $27.7 million was incurred as a result of the Distribution and $3.7 million was incurred as a result of the Company's restructuring of its X-ray Products segment by the closing of a manufacturing facility in Arlington Heights, Illinois to consolidate manufacturing at the Company's existing facility in Salt Lake City, Utah.

          The following table sets forth certain details associated with the net reorganization charges associated with the Distribution as of June 30, 2000 (in thousands of dollars):


                                                             ACCRUAL AT                                   ACCRUAL AT
                                                             OCTOBER 1,      CASH     RECLASSIFICATIONS/   JUNE 30,
                                                                1999        PAYMENTS     ADJUSTMENTS         2000
                                                           ------------- ------------ ------------------  ----------

Retention bonuses, severance, and executive
compensation...........................................          $4,507     $(2,476)          $(295)        $1,736
Legal, accounting, printing and investment
banking fees...........................................           1,792      (1,914)            262            140
Foreign taxes (excluding income taxes).................             676          --              --            676
Other..................................................           1,368      (1,465)             97             --
                                                           ------------   ----------      ----------      ---------
                                                                 $8,343     $(5,855)            $64         $2,552
                                                           ============   ==========      ==========      =========

          Of the $5.9 million cash payments made in the first three quarters of fiscal year 2000, $0.5 million was paid in the third quarter. The Company reversed $62,000 of excess reorganization charges related to the restructuring of its x-ray tubes and imaging subsystems segment to the results of operations during the third quarter of fiscal year 2000. Otherwise, the Company did not incur any reorganization charges in the first three quarters of fiscal year 2000.

NOTE 4:   Inventories are valued at the lower of cost or market
          (realizable value) using the last-in, first-out ("LIFO") cost for the U.S. inventories of the Company except for x-ray tube products. All other inventories are valued principally at average cost. If the first-in, first-out ("FIFO") method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $14.8 million at June 30, 2000 and $14.2 million at October 1, 1999.

NOTE 5: The Company enters into forward exchange contracts in order to reduce the risk associated with the possible rise or fall of certain currencies. For example, the value of the foreign currency against the U.S. dollar may increase or decrease between the time when the Company enters into a contract and when the contract is completed. When the Company's foreign exchange contracts hedge that operational exposure by locking in a rate of exchange, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenues and expenses are recognized. All forward exchange contracts hedging operational exposure are designated and highly effective as hedges. The critical terms of all forward exchange contracts hedging operational exposure and of the forecasted transactions being hedged are substantially identical. Accordingly, the Company expects that changes in the fair value or cash flows of the hedging instruments and the hedged transactions (for the risk being hedged) will completely offset at the hedge's inception and on an ongoing basis. When foreign exchange contracts hedge balance sheet exposure, such effects are recognized in income when the exchange rate changes in accordance with the requirements for other foreign currency transactions. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these instruments do not subject the Company to risk that would otherwise result from changes in currency exchange rates. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments also are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Any deferred gains or losses are included in Accrued Expenses in the balance sheet. If a hedging instrument is sold or terminated prior to maturity, gains and losses continue to be deferred until the hedged item is recognized in income. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. The Company's forward exchange contracts generally range from one to three months in original maturity, and no forward exchange contract has an original maturity greater than one year. Forward exchange contracts outstanding as of June 30, 2000 are summarized as follows:


                                                                   JUNE 30, 2000
                                                            -------------------------------
                                                            NOTIONAL VALUE   NOTIONAL VALUE
                                                                  SOLD         PURCHASED
                                                            --------------   --------------
                                                                (DOLLARS IN THOUSANDS)
Australian dollar.......................................       $   2,804      $     --
British pound...........................................          10,738         4,395
Canadian dollar.........................................          15,830            --
Danish krona............................................              --         2,211
Japanese yen............................................          14,284            --
Swedish krona...........................................           4,554            --
Swiss franc.............................................           1,264         6,785
Euro....................................................          53,692           134
                                                              ----------      --------
Totals..................................................       $ 103,166      $ 13,525
                                                              ==========      ========

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


                                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                  ----------------------- -----------------------
                                                                   JUNE 30,    JULY 2,     JUNE 30,    JULY 2,
                                                                     2000        1999        2000        1999
                                                                  ----------- ----------- ----------- -----------
              Numerator--Basic and Diluted:
              Earnings (Loss) from Continuing Operations..........$   14,042  $    6,551  $   29,619  $   (5,682)
              Loss from Discontinued Operations...................        --          --          --     (31,130)
                                                                  ----------- ----------- ----------- -----------
                 Net Earnings (Loss)..............................$   14,042  $    6,551  $   29,619  $  (36,812)
                                                                  =========== =========== =========== ===========

              Denominator--Basic:
              Average shares outstanding..........................    31,287      30,425      30,940      30,122
                                                                  =========== =========== =========== ===========

              Net Earnings (Loss) Per Share--Basic:
              Continuing Operations...............................$     0.45  $     0.22  $     0.96  $    (0.19)
              Discontinued Operations.............................        --          --          --       (1.03)
                                                                  ----------- ----------- ----------- -----------
                 Net Earnings (Loss) Per Share--Basic.............$     0.45  $     0.22  $     0.96  $    (1.22)
                                                                  =========== =========== =========== ===========

              Denominator--Diluted:
              Average shares outstanding..........................    31,287      30,425      30,940      30,122
              Dilutive stock options..............................     1,587         142       1,310          --
                                                                  ----------- ----------- ----------- -----------
                                                                      32,874      30,567      32,250      30,122
                                                                  =========== =========== =========== ===========

              Net Earnings (Loss) Per Share--Diluted:
              Continuing Operations...............................$     0.43  $     0.21  $     0.92  $    (0.19)
              Discontinued Operations.............................        --          --          --       (1.03)
                                                                  ----------- ----------- ----------- -----------
                 Net Earnings (Loss) Per Share--Diluted...........$     0.43  $     0.21  $     0.92  $    (1.22)
                                                                  =========== =========== =========== ===========

          Options to purchase 3,400 shares at an average exercise price of $45.11 and options to purchase 30,636 shares at an average exercise price of $41.41 were outstanding on a weighted average basis during the three months and nine months ended June 30, 2000, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares.

          Options to purchase 2,383,201 shares at an average exercise price of $23.68 were outstanding on a weighted average basis during the three months ended July 2, 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares. Options to purchase 4,718,000 shares were outstanding on a weighted average basis during the nine months ended July 2, 1999 but were not included in the computation of diluted EPS because the Company had a net loss for the period.

NOTE 7: Goodwill, which is the excess of the cost of acquired businesses over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed, is amortized on a straight-line basis over periods ranging from 5 to 40 years. Included in other assets at June 30, 2000 and October 1, 1999 is goodwill of $54.0 million and $56.1 million, respectively (net of accumulated amortization of $9.3 million and $7.1 million, respectively).

NOTE 8: The Company's operations are grouped into two reportable segments: oncology systems and x-ray tubes and imaging subsystems. These segments were determined based on how management views and evaluates the Company's operations. The Company's Ginzton Technology Center ("GTC"), including its brachytherapy business, is reflected in an "other" category. Other factors included in segment determination were similar economic characteristics, distribution channels, manufacturing environment, technology and customers. The Company evaluates performance and allocates resources based on earnings from continuing operations before interest and taxes.

              INDUSTRY SEGMENTS

                                                                                            EARNINGS (LOSS) FROM
                                                                                            CONTINUING OPERATIONS
                                                                       SALES                    BEFORE TAXES
                                                            --------------------------- ------------------------------
                                                            FOR THE THREE MONTHS ENDED   FOR THE THREE MONTHS ENDED
                                                            --------------------------- ------------------------------
                                                              JUNE 30,       JULY 2,      JUNE 30,         JULY 2,
                                                                2000          1999          2000            1999
                                                            -------------  ------------ --------------  --------------
                                                                              (DOLLARS IN MILLIONS)

              Oncology Systems.............................         $133          $113            $23            $20
              x-ray tubes and imaging subsystems...........           34            30              5              3
              Other........................................            4             2             (2)            (2)
                                                            -------------  ------------ --------------  -------------
                     Total.................................          171           145             26             21
              Corporate....................................           --            --             (3)            (5)
              Interest Income/(Expense), net...............           --            --             (1)            (1)
                                                            -------------  ------------ --------------  -------------
                     Total Company.........................         $171          $145            $22            $15
                                                            =============  ============ ==============  =============

                                                                                            EARNINGS (LOSS) FROM
                                                                                            CONTINUING OPERATIONS
                                                                       SALES                     BEFORE TAXES
                                                            --------------------------- ------------------------------
                                                            FOR THE NINE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                            --------------------------- ------------------------------
                                                              JUNE 30,       JULY 2,      JUNE 31,         JULY 2,
                                                                2000          1999          2000            1999
                                                            -------------  ------------ --------------  --------------
                                                                              (DOLLARS IN MILLIONS)

              Oncology Systems.............................         $370          $303            $57            $ 35
              x-ray tubes and imaging subsystems...........           99            90             12               6
              Other........................................           13             6             (5)             (6)
                                                            -------------  ------------ --------------  --------------
                     Total.................................          482           399             64              35
              Corporate....................................           --            --            (13)            (46)
              Interest Income/(Expense), net...............           --            --             (4)             (3)
                                                            -------------  ------------ --------------  --------------
                     Total Company.........................         $482          $399            $47            $(14)
                                                            =============  ============ ==============  ==============



NOTE 9: In June 1998, the Financial Accounting and Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. The Company will adopt the standard in the first quarter of fiscal year 2001 and is in the process of determining the impact that adoption will have on its consolidated financial statements. The Company does not expect the impact to its consolidated financial statements to be material.

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101was amended in June 2000 to delay the implementation date to the fourth quarter of fiscal year 2001, however earlier adoption is permitted. The Company is in the process of determining the impact that adoption will have on the consolidated financial statements.

          In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the definition of an employee for the purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

NOTE 10: In May 1999, the Company agreed to invest $5 million over the following twelve months in a consortium to participate in the Company's acquisition of a minority interest in an entity that supplies the Company with amorphous silicon thin-film transistor arrays for its imaging products and for its oncology system's Portal Vision imagers. The Company funded $2.5 million in July 1999 and the remaining $2.5 million will be funded in the fourth quarter of fiscal year 2000.

NOTE 11: The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), at eight sites where Varian Associates, Inc. is alleged to have shipped manufacturing waste for recycling or disposal. The Company is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company's sale of its Electron Devices business during 1995, and the sale of its Thin Film Systems business during 1997). Under the terms of the Distribution Agreement, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental-related investigation and remediation costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). Expenditures for environmental investigation and remediation amounted to $0.5 million and $0.3 million for the third quarter of fiscal years 2000 and 1999, respectively, and $1.8 million and $1.1 million for the first nine months of fiscal years 2000 and 1999, respectively.

          For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of June 30, 2000, the Company nonetheless estimated that the Company's future exposure (net of VI and VSEA's indemnification obligations) for environmental-related investigation and remediation costs for these sites ranged in the aggregate from $11.3 million to $28.7 million. The time frame over which the Company expects to incur such costs varies with each site, ranging up to approximately 30 years as of June 30, 2000. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $11.3 million in estimated environmental costs as of June 30, 2000. The amount accrued has not been discounted to present value.

          As to other sites and facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of June 30, 2000, the Company estimated that the Company's future exposure (net of VI and VSEA's indemnification obligations) for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $22.3 million to $38.3 million. The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of June 30, 2000. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $26.1 million at June 30, 2000. The Company accordingly accrued $11.3 million, which represents its best estimate of the future costs discounted at

          4%, net of inflation. This accrual is in addition to the $11.3 million described in the preceding paragraph.

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

          The Company evaluates its liability for environmental-related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. The Company received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental-related expenditures, and the Company therefore has a $3.6 million receivable in Other Assets at June 30, 2000. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although the Company intends to aggressively pursue additional insurance and other recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

     We have reviewed the accompanying consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries as of June 30, 2000, and the related consolidated statements of earnings for each of the three-month and nine-month periods ended June 30, 2000 and July 2, 1999 and the consolidated statements of cash flows for the nine-month periods ended June 30, 2000 and July 2, 1999. These financial statements are the responsibility of the Company's management.

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

     We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of October 1, 1999, and the related consolidated statements of earnings, of stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated November 4, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 1, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                  /s/ PRICEWATERHOUSECOOPERS LLP



San Jose, California
July 20, 2000

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

     An Amended and Restated Distribution Agreement dated as of January 14, 1999 and certain other agreements govern our ongoing relationships with VI and VSEA.

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

     On June 6, 2000, we announced an agreement to acquire privately held IMPAC Medical Systems, Inc. ("IMPAC"), a company with a proprietary family of integrated software products for managing radiation and medical oncology for clinical, administrative, outcomes, and decision support purposes. We expect to issue approximately 3 million shares of our common stock in exchange for all IMPAC common and preferred stock and to assume IMPAC options that will convert to options for approximately 300,000 of our shares of common stock. IMPAC will become one of our wholly owned subsidiaries. We are in the process of fulfilling requests for information on the transaction from the Department of Justice, with a goal of closing the transaction before the end of the fiscal year. The transaction would be reported under a pooling of interests basis.

     We have reclassified certain financial statement items to conform to the current quarter's format. These reclassifications had no impact on previously reported net earnings. We discuss our continuing results of operations below.

RESULTS OF OPERATIONS

   FISCAL YEAR

     Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2000 is the 52-week period ending September 29, 2000, and fiscal year 1999 was the 52-week period ended October 1, 1999. The third quarters ended June 30, 2000 and July 2, 1999 were both 13 weeks long. The nine-month periods ended June 30, 2000 and July 2, 1999 were both 39 weeks long.

   THIRD QUARTER OF FISCAL YEAR 2000 COMPARED TO THIRD QUARTER OF FISCAL YEAR
          1999

     SALES: Our sales of $171 million in the third quarter of fiscal year 2000 were 18% higher than our sales of $145 million in the third quarter of fiscal year 1999. International sales were $67 million, or 40% of sales, in the third quarter of fiscal year 2000, compared to $79 million, or 55% of sales, in the third quarter of fiscal year 1999.


               SALES (BY REGION)                       THIRD QUARTER 2000            THIRD QUARTER 1999
               -----------------                       ------------------            ------------------
               ONCOLOGY:
               -- North America                           $  89 million                $  58 million
               -- Europe                                     27 million                   39 million
               -- Asia                                        8 million                   11 million
               -- Rest of the world                           9 million                    5 million
                                                           ------------                -------------
                         Total Oncology                    $133 million                $ 113 million

               X-RAY TUBES AND IMAGING
               SUBSYSTEMS:
               -- North America                           $  11 million                $   6 million
               -- Europe                                      7 million                   11 million
               -- Asia                                       16 million                   13 million
                                                           ------------                 ------------
                         Total X-ray tubes and            $  34 million                $  30 million
                            imaging subsystems

                GTC                                       $   4 million                $   2 million

     Oncology systems sales:  Oncology systems sales increased 17% to
                              $133 million in the third quarter of fiscal year 2000, compared to $113 million in the third quarter of fiscal year 1999, representing 78% of sales in both quarters. Our sales growth reflects the continued increased U.S. demand for advanced digital radiotherapy equipment for delivering state-of-the-art cancer care. Our European third quarter sales were down $12 million from the year-ago quarter. This is primarily due to the weakness of the European market and weak European currencies that made our products relatively more expensive in those countries. Our Asian third quarter sales was down largely due to timing of shipments, primarily to China. Increased sales in Latin America accounted for the increase in the rest of the world sales.

     X-ray tubes and imaging
     subsystems sales:        X-ray tubes and imaging subsystems sales increased
                              15% between quarters to $34 million (20% of sales) in the third quarter of fiscal year 2000, compared to $30 million (21% of sales) in the third quarter of fiscal year 1999. Our increase in x-ray tube and imaging subsystem sales between quarters is primarily attributable to strong demand in Japan for our high-power CT scanner tubes. The increase in North American sales and a corresponding decrease in European sales is largely a result of the acquisition of one of our major European customers by another one of our customers who then consolidated all their purchases from us through their North American operations.

     GTC sales:               GTC sales were $4 million for the third quarter of
                              fiscal year 2000, compared to $2 million for the same period in fiscal year 1999. GTC sales are primarily in the brachytherapy business. GTC also derives revenue from research contracts. The quarter over quarter increase in sales is split among our high dose rate brachytherapy products, the incremental sales attributable to our June
                              1999 acquisition of Multimedia Medical Systems' business in treatment planning software for low dose rate brachytherapy and research contracts.

          GROSS PROFIT: We recorded gross profit of $62 million in the third quarter of fiscal year 2000 and $51 million in the third quarter of fiscal year 1999. As a percentage of sales, gross profit was 36% for the third quarter of fiscal year 2000 and the third quarter of fiscal year 1999. Gross profit as a percentage of sales of oncology systems was 37% in the third quarter of fiscal year 2000. Although product margins benefited from increased shipments in North America, which traditionally have better margins than international sales, weaker currencies overseas, particularly in Europe, had a negative effect on gross margin. Gross profit as a percentage of sales of x-ray tubes and imaging subsystems was 32% in the third quarter of fiscal year 2000 compared to 28% in the same period of fiscal year 1999. The lower gross margin in the third quarter of fiscal year 1999 was primarily due to certain costs related to the closing of our Arlington Heights plant to consolidate manufacturing at our facilities in Salt Lake City, Utah, and to a lesser extent, a product sales-mix shift and a reduction in price levels to meet competitive pressures. Gross margin in the third quarter of fiscal year 2000 included the effect of higher volume and improving manufacturing yields for our new high-power CT scanner tubes.

          RESEARCH AND DEVELOPMENT: Research and development expenses were $10 million in the third quarter of fiscal year 2000 compared to $9 million in the same period of fiscal year 1999, representing 6% of sales for both quarters.

          SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses were $29 million in the third quarter of fiscal year 2000 compared to $25 million in the same period of fiscal year 1999, representing 17% of sales for both quarters. The increase (in absolute dollars) in selling, general and administrative expenses in the third quarter of fiscal year 2000 was largely attributable to increased marketing and selling expenses in oncology systems consistent with the stronger market conditions in the U.S., higher employee profit-sharing and management incentive expenses, and incremental expenses related to the acquisition of Multimedia Medical Systems in June 1999. The increase in expenses was partially offset by favorable foreign currency hedging gains and an unusual insurance-related recovery during the quarter.

          REORGANIZATION COSTS: Third quarter fiscal year 1999 expenses included $0.4 million of net incremental non-recurring reorganization charges associated with the closure of our Arlington Heights plant as part of the consolidation of our x-ray manufacturing operations.

          INTEREST EXPENSE, NET: Net interest expense was $0.7 million for the third quarter of fiscal year 2000, compared to $1.4 million for the same quarter in fiscal year 1999. The quarter-over-quarter change reflected a combination of a $0.5 million decrease in interest expense and a $0.2 million increase in interest income. We had lower levels of debt and higher levels of cash during the third quarter of fiscal year 2000 period compared to the third quarter in fiscal year 1999.

          TAXES ON EARNINGS (LOSS): Our estimated effective tax rate was 37.5% in the third quarter of fiscal year 2000, compared to 56% in the third quarter of fiscal year 1999. The third quarter fiscal year 1999 rate was significantly higher principally due to certain reorganization costs related to the spin-offs that are non-deductible.

FIRST THREE QUARTERS OF FISCAL YEAR 2000 COMPARED TO FIRST THREE QUARTERS OF FISCAL YEAR 1999

          SALES: Our sales of $482 million in the first three quarters of fiscal year 2000 were 21% higher than our sales of $399 million in the first three quarters of fiscal year 1999. International sales were $208 million, or 44% of sales, in the first three quarters of fiscal year 2000, compared to $218 million, or 54% of sales, in the first three quarters of fiscal year 1999.


                -------------------------------------------------------------------------------------------------
                SALES (BY REGION)                    FIRST THREE QUARTERS 2000      FIRST THREE QUARTERS 1999
                -------------------------------------------------------------------------------------------------
                ONCOLOGY:
                -- North America                          $  233 million                 $  151 million
                -- Europe                                     81 million                     94 million
                -- Asia                                       30 million                     42 million
                -- Rest of the world                          26 million                     16 million
                                                          --------------                 --------------
                          Total Oncology                  $  370 million                 $  303 million
                -------------------------------------------------------------------------------------------------
                X-RAY TUBES AND IMAGING
                SUBSYSTEMS:
               -- North America                           $   31 million                 $    27 million
               -- Europe                                      16 million                      23 million
               -- Asia                                        50 million                      38 million
               -- Rest of the world                            2 million                       2 million
                                                          ---------------                ---------------
                          Total X-ray tubes and
                             imaging subsystems           $   99 million                 $    90 million
                -------------------------------------------------------------------------------------------------
                GTC                                       $   13 million                  $    6 million
                -------------------------------------------------------------------------------------------------

Oncology systems sales:       Oncology systems sales increased 22% to $370
                              million (77% of sales) in the first three quarters of fiscal year 2000, compared to $303 million
                              (76% of sales) in the first three quarters of fiscal year 1999. Our North American sales growth of 54% reflects the increased U.S. demand for advanced digital radiotherapy equipment that emerged in fiscal year 1999 and continued through the first three quarters of fiscal year 2000. As in the quarter, the decrease in international sales period over period is primarily due to the weakness of the European market and currencies. \
                              Asia's shortfall primarily resulted from a one-time multi-system sale in Japan in the second quarter of fiscal year 1999. The rest of the world showed continuing strength, primarily Latin
                              America.

X-ray tubes and imaging
subsystems sales:             X-ray tubes and imaging subsystems sales increased
                              11% between quarters to $99 million (21% of sales) in the first three quarters of fiscal year 2000, compared to $90 million (22% of sales) in the first three quarters of fiscal year 1999. The increase is primarily attributable to higher demand for our new high-end CT scanner tubes in Japan. Results of the first three quarters of fiscal year 2000 also reflect the impact of the ongoing consolidation of some of our European customers who purchase our x-ray tube products and the shifting of purchases from Europe to North America by one of our major European customers following its business combination with a U.S. customer.

GTC sales:                    GTC sales were $13 million for the first three
                              quarters of fiscal year 2000, compared to $6 million for the same period in fiscal year
                              1999. The increase was split among increased sales of our existing high dose rate brachytherapy product, new sales attributable to our June 1999 acquisition of Multimedia Medical Systems' business in treatment planning software for low dose rate brachytherapy and research contracts.

          GROSS PROFIT: We recorded gross profit of $173 million in the first three quarters of fiscal year 2000 and $133 million in the first three quarters of fiscal year 1999. As a percentage of sales, gross profit was 36% in the first three quarters of fiscal year 2000 compared to 33% in the first three quarters of fiscal year 1999. Gross profit as a percentage of sales of oncology systems amounted to 37% in the first three quarters of fiscal year 2000 compared to 34% in the first three quarters of fiscal year 1999. Oncology systems margins improved primarily because of the higher sales to North America which traditionally have better margins, although the margin improvement was somewhat restrained by weaker currencies overseas, particularly in Europe. Gross profit as a percentage of sales of x-ray tubes and imaging subsystems increased from 30% in the first three quarters of fiscal year 1999 to 32% in the first three quarters of fiscal year 2000. The lower gross margin in the first three quarters of fiscal year 1999 was due to competitive price pressures, previously mentioned sales-mix shift and certain costs related to the closing of our Arlington Heights plant. Gross margin in the first three quarters of fiscal year 2000 included the effect of a higher volume and improving manufacturing yields of our new high-power CT scanner tubes offset by expected related start-up costs.

          RESEARCH AND DEVELOPMENT: Research and development expenses were $32 million in the first three quarters of fiscal year 2000 compared to $30 million in the same period of fiscal year 1999, representing 7% of sales for both periods.

          SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses were $91 million (19% of sales) in the first three quarters of fiscal year 2000, compared to $83 million (21% of sales) in the first three quarters of fiscal year 1999. The increase (in absolute dollars) in selling, general and administrative expenses in the fiscal year 2000 period was primarily driven by higher marketing and selling expenses and higher expenditures for employee profit-sharing and management incentives that are consistent with improving financial performance. In addition, selling, general and administrative expenses in the first three quarters of fiscal year 1999 included corporate costs incurred before the spin-offs which we could not allocate to discontinued operations under generally accepted accounting principles. Excluding the above one-time unallocated pre-spin off corporate costs, selling, general and administrative expenses as a percentage of sales were essentially flat between periods.

          REORGANIZATION COSTS: First three quarters fiscal year 1999 expenses included net reorganization charges of $31.4 million. Of the $31.4 million, $27.7 million related to the spin-offs and $3.7 million related to the consolidation of our x-ray manufacturing operations.

          INTEREST EXPENSE, NET: Our net interest expense was $3.3 million for the first three quarters of fiscal year 2000 compared to $3.9 million for the same period in fiscal year 1999. The change in net interest expense period over period resulted from a $3.1 million decrease in interest income offset by a $3.7 million decrease in interest expense. We had lower levels of debt and higher levels of cash during the first three quarters of fiscal year 2000 compared to the same period in fiscal year 1999 when we contributed a substantial amount of cash and debt to VI and VSEA. We also paid down $35 million of short-term debt in the first three quarters of fiscal year 2000.

          TAXES ON EARNINGS (LOSS): Our estimated effective tax rate was 37.5% in the first three quarters of fiscal year 2000, compared to 61% in the first three quarters of fiscal year 1999. The fiscal year 1999 rate was significantly higher principally due to certain reorganization costs related to the spin-offs that are non-deductible.

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

     As a result, we transferred $119 million in cash and cash equivalents to VSEA and VI, and VSEA and VI assumed $69 million in debt during fiscal year 1999. Of the $119 million transferred to VSEA and VI, $112 million was transferred during the first three quarters of fiscal year 1999. However, the amounts allocated to VI and transferred to VSEA in connection with the Distribution were based on estimates. We may be required to make cash payments to VI or VSEA, or may be entitled to receive cash payments from VI or VSEA. We do not believe that any future payments would be material to our consolidated financial statements.

     At June 30, 2000, we had $59 million of long-term loans and $0.7 million of short-term notes payable. Interest rates on the outstanding long-term loans on this date ranged from 6.70% to 7.15%. The weighted average interest rate on these long-term loans was 6.82%. The weighted average interest rate on the short-term notes payable was 5.20%. The long-term loans currently contain covenants that limit future borrowings and cash dividends payments. The covenants also require us to maintain certain levels of working capital and operating results.

     At June 30, 2000, we had $29 million in cash and cash equivalents (the majority of which was held abroad and would be subject to additional taxation if it was repatriated to the U.S.) compared to $25 million at October 1, 1999.

     Our cash and cash equivalents increased by $4 million of cash in the first three quarters of fiscal year 2000, compared to using $123 million in the same period of fiscal year 1999. Our cash inflows and outflows for the first three quarters of fiscal year 2000 and 1999 were as follows:

     o We generated cash from operating activities of $31 million during the first three quarters of fiscal year 2000, compared to using net cash of $47 million in the first three quarters of fiscal year 1999. The primary reason for the positive operating cash flow during the first three quarters of fiscal year 2000 was our net income. We had $30 million in net earnings in the first three quarters of fiscal year 2000, compared to a $37 million loss (including discontinued operations) in the first three quarters of fiscal year 1999. The following items also contributed to our operating cash flows in the first three quarters of fiscal year 2000: $16 million in non-cash depreciation and amortization charges, $3 million reduction in accounts receivable net of foreign currency adjustments, $10 million increase in advance payments from customers, partially offset by additions to inventory of $23 million to respond to the increased demand for products and decrease in trade accounts payable of $6 million, both of which are net of foreign currency adjustments.

     o Investing activities used $15 million of net cash in the first three quarters of fiscal year 2000, compared to providing $3 million of net cash in the same period of fiscal year 1999. Almost all of the $15 million used in the first three quarters of fiscal year 2000 was for purchases of property, plant and equipment. The $3 million net cash provided in the first three quarters of fiscal year 1999 included $37 million of proceeds from the sale of our long-term leasehold interests in certain of the Palo Alto facilities and related buildings, partially offset by $35 million used to purchase property, plant, equipment, and the Multimedia Medical Systems' business in June 1999.

     o Financing activities used net cash of $17 million in the first three quarters of fiscal year 2000, compared to using net cash of $83 million in the first three quarters of fiscal year 1999. We used $35 million to pay down short-term debt during the first three quarters of fiscal year 2000. This was offset by $18 million of proceeds from stock option exercises and employee stock purchases. The $83 million net cash outlay in the first three quarters of fiscal year 1999 is primarily attributable to the aggregate of $112 million we contributed to VI and VSEA immediately before the spin-offs, which was partially offset by $18 million proceeds from stock option exercises and employee stock purchase plan purchases and $14 million net debt borrowings.

     Total debt as a percentage of total capital improved from 33.7% at fiscal year end 1999 to 19.9% at June 30, 2000 largely due to repayments on the short-term notes payable during the first three quarters of fiscal year 2000. The ratio of current assets to current liabilities improved from 1.42 to 1 at fiscal year end 1999 to 1.73 to 1 at June 30, 2000. At June 30, 2000, we had $70.3 million available in unused uncommitted lines of credit. During the first quarter of fiscal year 2000, we added an additional $50 million committed revolving credit facility of which the entire balance was unused and available at June 30, 2000.

     We expect that our future capital expenditures will continue to approximate 3% of sales in each fiscal year. We spent $2.6 million in capital expenditures related to facilities changes required after the spin-offs during the first three quarters of fiscal year 2000 and anticipate spending an additional $0.1 million in the remainder of the fiscal year.

     In May 1999, we agreed to invest $5 million over the following twelve months in a consortium to participate in our acquisition of a minority interest in an entity that supplies us with amorphous silicon thin-film transistor arrays for our imaging products and for our oncology system's Portal Vision imagers. We funded $2.5 million in July 1999 and the remaining $2.5 million will be funded in the fourth quarter of fiscal year 2000. At this time, management believes it is unlikely that we will recognize a loss on this equity investment in fiscal year 2000. However, it is reasonably possible that we will recognize a loss of up to $5 million on this equity investment in fiscal year 2001.

     As part of the IMPAC Medical Systems, Inc. acquisition announced during the third quarter of fiscal year 2000, we now estimate that one-time transaction costs will be approximately $6 million, of which $137,000 was paid in the third quarter of fiscal year 2000. The transaction costs are largely made up of legal, accounting and investment adviser fees. As of June 30, 2000, we have deferred the recognition of the transaction costs and are recording the amounts paid thus far as a prepaid asset. We will recognize the transaction costs that we have incurred in our results of operations when the transaction is consummated. Any transaction costs subsequent to deal consummation will be charged to our results of operations as they are spent. If, for some reason, the transaction does not consummate, our expenses related to this transaction are estimated to be approximately $1.5 million. This amount represents the above estimated one-time transaction costs excluding any costs incurred by IMPAC and any investment adviser fees, as we would not be responsible for costs incurred by IMPAC or investment adviser fees if the transaction does not consummate.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. We will adopt the standard in the first quarter of fiscal year 2001 and are in the process of determining the impact that adoption will have on our consolidated financial statements. We do not expect the impact to our consolidated financial statements to be material.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The staff accounting bulletin outlines the basic criteria that we must meet to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The staff accounting bulletin was amended in June 2000 to delay the implementation date to the fourth quarter of our fiscal year 2001. We are in the process of determining the impact that adoption will have on our consolidated financial statements.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the definition of an employee for the purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. We do not expect the application of FIN 44 to have a material impact on our financial position or results of operations.

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

     From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. Under various laws (such as the federal "Superfund" law) and under our obligations concerning operations before the spin-offs, we are overseeing environmental investigation and cleanup projects from our pre-spun-off operations and reimbursing third parties (such as the U.S. Environmental Protection Agency or other responsible parties) for such activities. Under the terms of the Distribution Agreement, we are obligated to pay one-third of certain environmental liabilities caused by operations before the spin-offs, with

VI and VSEA obligated for the balance. The environmental projects we are overseeing are being conducted under the direction of or in consultation with relevant regulatory agencies. We estimated these cleanup activities will take up to 30 years to complete. As described below, we have accrued a total of $22.6 million to cover our environmental liabilities:

     o We have developed a range of potential costs covering a variety of cleanup activities, including four environmental projects, reimbursements to third parties, project management costs and legal costs. There are, however, various uncertainties in these estimates that make it difficult to develop a best estimate. Our estimate of future costs to complete these cleanup activities ranges from $11.3 million to $28.7 million. For these estimates, we have not discounted the costs to present dollars because of the uncertainties that make it difficult to develop a best estimate and have accrued $11.3 million, which is the amount at the low end of the range.

     o For six environmental projects, we have sufficient knowledge to develop better estimates of our future costs. While our estimate of future costs to complete these cleanup activities ranges from $22.3 million to $38.3 million, our best estimate within that range is $26.1 million. For these projects we have accrued $11.3 million; which is our best estimate of the $26.1 million discounted to present dollars at 4%, net of inflation.

     When we develop these estimates above, we consider the financial strength of other potentially responsible parties. These amounts are, however, only estimates and may be revised in the future as we get more information on these projects. We may also spend more or less than these estimates. Based on current information, we believe that our reserves are adequate. At this time, management believes that it is remote that any single environmental event would have a materially adverse impact on our financial statements in any single fiscal year. We spent $1.8 million during the first nine months of fiscal year 2000 on environmental investigation and remedial costs. We spent $1.1 million during the first nine months of fiscal year 1999 on similar activities.

     In 1992, we filed a lawsuit against 36 insurance companies for recovery of our environmental investigation and remedial costs. We reached cash settlements with various insurance companies in 1995, 1996, 1997 and 1998. In addition, we have an agreement with an insurance company to pay a portion of our past and future expenditures. As a result of this agreement, we have included a $3.6 million receivable in Other Assets as of June 30, 2000. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a financially viable insurance company. Although we continue to aggressively pursue additional insurance recoveries, we have not reduced our liability in anticipation of recovery from third parties for claims that we made.

YEAR 2000

     We completed a comprehensive assessment of potential Year 2000 problems with respect to (1) our internal systems, (2) our products, and (3) significant third parties with which we do business. We have not experienced any significant Year 2000 problems in our internal systems or with our third party suppliers of products and services and we are not aware of any material failures with our previously-sold products. We estimate that we have spent approximately $1.1 million to assess and correct Year 2000 problems through June 30, 2000, nearly all of which was spent by December 31, 1999. At present, we do not know of any Year 2000 problems that would require us to spend more. Although we have not had any material problems, because of uncertainties as to the extent of Year 2000 problems with our previously-sold products and the extent of any legal obligation we might have to correct Year 2000 problems in those products, we cannot yet assess our risks with respect to those products. We also cannot yet conclude that our critical suppliers have successfully assessed and corrected their Year 2000 problems. However, we do not currently believe these risks are reasonably likely to have a material adverse effect on our business, results of operations, or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to two primary types of market risks: foreign currency exchange rate risk and interest rate risk.

FOREIGN CURRENCY EXCHANGE RATE RISK

     As a global concern, we are exposed to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposures related to non-U.S. dollar denominated sales and purchases throughout Europe, Asia and Australia. The Euro was adopted as a common currency for members of the European Monetary Union on January 1, 1999. We continue to evaluate, among other issues, the impact of the Euro conversion on our foreign currency exposure. Based on the evaluation to date, we do not expect the Euro conversion to create any change in currency exposure due to our existing hedging practices.

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

     Our forward exchange contracts generally range from one to three months in original maturity. We do not have any forward exchange contract with an original maturity greater than one year. Forward exchange contracts outstanding as of June 30, 2000 are summarized as follows:


                                                                 JUNE 30, 2000
                                                           -------------------------
                                                             NOTIONAL      NOTIONAL
                                                               VALUE         VALUE
                                                               SOLD        PURCHASED
                                                           ----------     ----------
                                                              (DOLLARS IN THOUSANDS)

Australian dollar.......................................   $    2,804     $       --
British pound...........................................       10,738          4,395
Canadian dollar.........................................       15,830             --
Danish krona............................................           --          2,211
Japanese yen............................................       14,284             --
Swedish krona...........................................        4,554             --
Swiss franc.............................................        1,264          6,785
Euro....................................................       53,692            134
                                                           ----------      ---------
Totals..................................................   $  103,166      $  13,525
                                                           ==========      =========

     The notional amounts of forward exchange contracts are not a measure of our exposure.

INTEREST RATE RISK

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and notes payable. We do not use derivative financial instruments in our investment portfolio, and the investment portfolio only includes highly liquid instruments with an original maturity of three months or less. We primarily enter into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions.

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



                                    BALANCE                            FISCAL YEAR
                                   AT JUNE 30, -------------------------------------------------------------------
                                     2000       2000      2001     2002      2003     2004     THEREAFTER  TOTAL
                                   ----------  --------  -------  --------  -------- --------  ----------  -------
                                                               (DOLLARS IN MILLIONS)
Assets
   Cash and cash equivalents....   $   29      $  29        --       --        --       --          --     $  29
   Average interest rate........      3.9%       3.9%                                                        3.9%

Liabilities
   Notes payable................   $  0.7      $ 0.7        --       --        --       --          --     $ 0.7
   Average interest rate........      5.2%       5.2%       --       --        --       --          --       5.2%

   Long-term debt...............   $   59         --        --       --        --       --      $   59     $  59
   Average interest rate........      6.8%        --        --       --        --       --         6.8%      6.8%

     The estimated fair value of our cash and cash equivalents (the majority of which was held abroad at June 30, 2000 and would be subject to additional taxation if it was spent in the U.S.) approximates the principal amounts reflected above based on the short maturities of these financial instruments. The estimated fair value of our debt obligations approximates the principal amounts reflected above based on rates currently available to us for debt with similar terms and remaining maturities.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits required to be filed by Item 601 of Regulation S-K:

              EXHIBIT
                 NO.   DESCRIPTION
              -------  -----------
                2      Agreement and Plan of Merger by and among Varian Medical Systems,
                       Inc., Varian Medical Systems New Zealand, Ltd. and IMPAC Medical
                       Systems, Inc. dated as of June 6, 2000 (exhibits and schedules omitted)*.
                15     Letter Regarding Unaudited Interim Financial Information.
                27.1   Financial Data Schedule for the nine months ended June 30, 2000.
                27.2   Restated Financial Data Schedule for the nine months ended July 2,
                       1999.

              *The Company will furnish any such exhibit or schedule to the
               Securities and Exchange Commission upon request.

       (b)    Reports on Form 8-K filed during the quarter ended June 30, 2000:

              On June 6, 2000, the Company filed a Form 8-K Current Report describing its plan to acquire IMPAC Medical Systems, Inc.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              VARIAN MEDICAL SYSTEMS, INC.
                                                      (Registrant)

Dated: August 11, 2000                        By:   /s/ ELISHA W. FINNEY
                                                 -----------------------------
                                                   Elisha W. Finney
                                                   Vice President, Finance and
                                                   Chief Financial Officer
                                                 (Duly authorized officer and
                                                 Principal Financial Officer)

                                INDEX TO EXHIBITS

   EXHIBIT
      NO.     DESCRIPTION
   --------   -----------
       2      Agreement and Plan of Merger by and among Varian Medical Systems,
              Inc., Varian Medical Systems New Zealand, Ltd. and IMPAC Medical
              Systems, Inc. dated as of June 6, 2000 (exhibits and schedules omitted).
       15     Letter Regarding Unaudited Interim Financial Information.
       27.1   Financial Data Schedule for the nine months ended June 30, 2000.
       27.2   Restated Financial Data Schedule for the nine months ended July 2,
              1999.