Form 10-K405
period 2000-09-29
VARIAN MEDICAL SYSTEMS INC
filed 2000-12-08
CIK 203527

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2000

                                       OR

         / /     TRANSITION REPORTING PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM __ TO __

                         COMMISSION FILE NUMBER: 1-7598

                          VARIAN MEDICAL SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                    DELAWARE                                  94-2359345
         (State or other jurisdiction of                   (I.R.S. Employer
         Incorporation or Organization)                 Identification Number)

                3100 HANSEN WAY,
              PALO ALTO, CALIFORNIA                           94304-1030
    (Address of principal executive offices)                  (Zip Code)

                                 (650) 493-4000
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
     Common Stock, $1 par value                 New York Stock Exchange
   Preferred Stock Purchase Rights                 Pacific Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/

       At December 6, 2000, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $1,874,920,000.

       At December 6, 2000, the number of shares of Common Stock outstanding was $32,326,211.

                       DOCUMENTS INCORPORATED BY REFERENCE

              DEFINITIVE PROXY STATEMENT FOR THE COMPANY'S 2001 ANNUAL MEETING OF STOCKHOLDERS--PART III OF THIS FORM 10-K

                           WWW.VARIAN.COM (NYSE: VAR)
================================================================================

                          VARIAN MEDICAL SYSTEMS, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2000


                                                                                                             PAGE
                                                                                                             ----
                                                           PART I
Item 1.          Business..................................................................................    4
Item 2.          Properties................................................................................   14
Item 3.          Legal Proceedings.........................................................................   14
Item 4.          Submission of Matters to a Vote of Security Holders.......................................   16

                                                          PART II

Item 5.          Market for the Registrant's Common Equity and Related Stockholder Matters.................   18
Item 6.          Selected Financial Data...................................................................   19
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations.....   20
Item 7A          Quantitative and Qualitative Disclosure About Market Risk.................................   36
Item 8.          Financial Statements and Supplementary Data...............................................   38
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......   38

                                                          PART III

Item 10.         Directors and Executive Officers of the Registrant........................................   39
Item 11.         Executive Compensation....................................................................   39
Item 12.         Security Ownership of Certain Beneficial Owners and Management............................   39
Item 13.         Certain Relationships and Related Transactions............................................   39

                                                          PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................   40

                           FORWARD-LOOKING STATEMENTS

       Except for historical information, this annual report on Form 10-K contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to our management. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in these forward-looking statements and reported results should not be considered an indication of future performance due to the factors listed below, under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Business" and from time to time in our other filings with the Securities and Exchange Commission. For this purpose, statements concerning industry outlook, including market acceptance of or transition to new products or technology such as IMRT, brachytherapy, software, treatment techniques, and advanced x-ray products; growth drivers; Varian Medical Systems, Inc.'s ("VMS," "we" or "our") orders, sales, backlog or earnings growth; future financial results and any statements using the terms "anticipate," "believe," "expect," "appear," "should," "will," "point to" or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those projected or management's current expectations. Such risks and uncertainties include, without limitation, market acceptance, demand for and possible obsolescence of our products; our ability to successfully develop and commercialize new products; the impact on our sales and margins of competitive products and pricing; the effect of general economic conditions and foreign currency exchange rates; our ability to increase operating margins on higher sales while controlling costs; our ability to maintain manufacturing capacity to meet demand, including the potential risk of earthquake damage to our existing facilities; the effect of environmental claims and clean-up expenses on our costs; our ability to protect our intellectual property and the related competitive advantages of our products; our reliance on sole source or a limited number of suppliers; the impact of managed care initiatives or other healthcare reforms in the U.S. on our capital expenditures and/or limitations on third party reimbursements and the resulting pressure on medical equipment pricing and user demand for our products; our ability to meet U.S. FDA and other domestic or foreign regulatory requirements or product clearances which might limit the products we can sell or subject us to fines or other regulatory actions; our use of distributors for a portion of our sales, the loss of which could reduce sales and harm our financial results; continued consolidation in the x-ray tubes market; the possibility that material product liability claims could harm our future sales, or require us to pay uninsured claims; the availability and adequacy of our insurance to cover future material liabilities, including any material product liability or product recall of General Electric manufactured products for which we provide customer service and have assumed such liabilities; our ability to attract and retain key employees in a highly competitive employment market; the affect which fluctuations in our operating results may have on the price of our common stock; the possibility that certain provisions of our Certificate of Incorporation and its stockholder rights plan might discourage a takeover and therefore limit the price of our common stock; our ability to meet time requirements for and implement conversion to the Euro currency in our business dealings and operations in certain European countries; the effect of price transparency on our business dealings in countries of the European Community following implementation of Euro currency regulations; the effect on our profit margins of product recycling and related regulatory requirements in European and other countries; our potential responsibility for additional tax obligations and other liabilities arising out of the spin-off of segments of our former businesses; and the effect on our revenue recognition of changes in accounting standards. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

                                     PART I

ITEM 1.       BUSINESS

GENERAL

       In August 1998, we (then known as Varian Associates, Inc.) announced our intention to spin off our instruments business and our semiconductor equipment business to our stockholders. We later transferred our instruments business to Varian, Inc. ("VI"), a wholly owned subsidiary, and transferred our semiconductor equipment business to Varian Semiconductor Equipment Associates, Inc. ("VSEA"), a wholly owned subsidiary. We retained the medical systems business, principally the sales and service of oncology systems and the sales of x-ray tubes and imaging subsystems. On April 2, 1999, we spun off VI and VSEA to our common stockholders. Immediately after the spin-offs, we changed our name to Varian Medical Systems, Inc. ("VMS"). We have been engaged in aspects of the medical systems business since 1959.

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

       In serving the market for advanced medical systems (primarily for cancer care), we continue to broaden our offerings to address the concerns driving this sector, including the unrelenting demand to contain costs and enhance efficacy. In addition to developing medical hardware, we also develop clinical software products and devices designed to enhance their productivity and quality.

       Our oncology systems line encompasses a fully integrated system of products embracing not only linear accelerators but also sophisticated ancillary products and services. Our linear accelerators and simulators are in service around the world, treating cancer patients daily. Our x-ray tubes are sold to most major diagnostic equipment manufacturers and cover a range of applications including advanced mammography and CT scanning. We are also involved in several high-growth product development opportunities, including advanced brachytherapy systems for cancer treatment and one of the world's first real-time, digital x-ray fluoroscopic imager. In addition, we are pursuing technologies and products that promise to improve disease management by employing targeted energy to enhance the effectiveness of leading-edge molecular medicine.

CANCER-CARE MARKET

       Based on a recent study by the International Atomic Energy Agency - Directory of Radiotherapy Centres - published in September 2000, approximately 57% of all cancer patients in the U. S. receive radiation therapy at some point during the course of their disease. The study also suggested that radiation therapy is appropriate for approximately 50% of all cancer patients worldwide, either alone or in combination with surgery or chemotherapy. An important advantage of radiation therapy is that the radiation acts with some selectivity on cancer cells. When a cell absorbs radiation, the radiation affects the cell's genetic structure and inhibits its replication, leading to its gradual death. Cancerous cells replicate very fast and therefore the radiation they absorb can disproportionately damage them.

       Currently, the most common type of radiotherapy uses x-rays delivered by external beams and is administered using linear accelerators ("LINACS"). LINACS are conventionally used for multiple (or "fractionated") treatments of a tumor in up to 30 radiation sessions. LINACS, as used more recently in the brain, deliver a single high dose of radiation in a procedure referred to as stereotactic radiosurgery ("SRS"). In addition to external radiation therapy, radioactive seeds, wires or ribbons are sometimes inserted into a tumor ("interstitially") or into a body cavity ("intracavitary"). These modalities, known as "brachytherapy," do not require the radiation to pass through surrounding healthy tissue.

PRODUCTS

       Our products can be broadly classified into three principal categories: oncology systems, x-ray tubes and imaging subsystems, and other technologies developed by our Ginzton Technology Center, primarily brachytherapy.

ONCOLOGY SYSTEMS

       Our oncology systems business designs, manufactures, sells and services hardware and software products for radiation treatment of cancer. Our products include linear accelerators, simulators and computer systems for planning cancer treatments and data management systems for radiation oncology centers. We offer an integrated system of products embracing both linear accelerators and sophisticated ancillary products and services to extend their capabilities and efficiency. Our Clinac(TM) series of medical linear accelerators, marketed to hospitals and clinics worldwide, generate therapeutic x-rays and radiation beams for cancer treatment. We produce a variety of versions of these devices to suit various facility requirements, including our new Silhouette Edition Clinac designed to fit into older, smaller treatment rooms.

       Linear accelerators are also used for industrial radiographic applications. Our Linatron linear accelerators are used for nondestructive examination of objects, such as cargo or luggage, and to x-ray heavy metallic structures for quality control.

       We also manufacture and market related radiotherapy products such as imaging systems, information management systems, multi-leaf collimators, simulators, treatment planning systems and radiosurgery products. We continually work with physicians and technicians to develop the latest technology and treatments.

       The radiotherapy process consists of patient examination, planning of the therapeutic approach, treatment delivery, verification that the treatments are being delivered correctly, quality assurance of all the devices involved in the treatment process, reporting of the results and obtaining reimbursement for the radiotherapy services provided. We provide products that help perform each of these tasks. We have also integrated our individual products into a complete system that automates and enhances the entire process of treating a patient. In addition, we store patient data and images into a single database that every product can use, which enables each device to easily communicate with each other.

       Revenues from the oncology systems business represented 77%, 78% and 75% of total revenues in fiscal 2000, 1999 and 1998, respectively. For a discussion of segment financial information, see "Industry Segments" of the Notes to the Consolidated Financial Statements.

X-RAY TUBES AND IMAGING SUBSYSTEMS

       Our x-ray products business is a world leader in designing and manufacturing subsystems for diagnostic radiology, including x-ray-generating tubes and imaging subsystems, for the estimated worldwide $7 billion diagnostic imaging market. X-ray tubes are a key component of x-ray imaging subsystems, including both new system configurations and replacement tubes for the installed base. We conduct an active research and development program to focus on new technology and applications in both the medical and industrial x-ray tube markets. Our extensive scientific and engineering expertise in glass and metal center section tubes is considered state-of-the-art.

       We manufacture tubes for four primary medical x-ray imaging applications:
CT scanners; radiographic/fluoroscopic; special procedures; and mammography. Over time, we have substantially increased the heat storage capacity of CT tubes. We developed these high heat unit tubes to respond to customers who needed rapid, continuous scanning to accommodate continuous CT scanning techniques over large regions of the patient, and to reduce examination times. Innovative design and process improvements have increased tube life such that our current tubes last twice as long as tubes did five years ago, resulting in significant savings for the customers. Our new high output CT tube, which is capable of supporting the requirements of the newest generation of half second CT scanners, is the only such anode grounded half second CT scanner tube in the market at this time.

       Our mammography tubes produce high quality images at low doses. Today, almost a third of the mammography systems and nearly a quarter of the CT scanner systems worldwide employ our tubes. We also offer a line of industrial x-ray tubes which consist of analytical x-ray tubes used for x-ray fluorescence and diffraction as well as tubes used for non-destructive imaging and gauging. We also design, manufacture and market imaging products. Our amorphous silicon imaging technologies can be broadly applied as an alternative to image intensifiers or film. We expect that imaging equipment based on amorphous silicon semiconductors may be more stable and reliable, have far fewer adjustments, and suffer less degradation over time.

       Revenues from the x-ray tubes and imaging subsystems business represented 20%, 21% and 24% of total revenues in fiscal 2000, 1999 and 1998, respectively. For a discussion of segment financial information, see "Industry Segments" of the Notes to the Consolidated Financial Statements.

GINZTON TECHNOLOGY CENTER

       In addition to pursuing growth opportunities in existing markets, we are pursuing the potential of combining advances in focused energy and imaging technology with the latest breakthroughs in biotechnology through our research facility, the Ginzton Technology Center ("GTC"). GTC manufactures and sells our brachytherapy products, including our high dose rate brachytherapy system (VariSource(TM)) and our brachytherapy treatment planning products (BrachyVision(TM) and VariSeed(TM)).

       During fiscal year 2000, we entered into an agreement with Cordis Corporation, a subsidiary of Johnson and Johnson Company, to develop, supply and service products and radioactive sources for coronary intravascular radiotherapy treatment to prevent restenosis (or re-clogging of the arteries once blockages were removed) after angioplasty. In November 2000, Cordis Corporation received U.S. Food and Drug Administration ("FDA") clearance for this treatment system.

       We are also evaluating using radiation to treat other diseases. Such efforts are designed to bring forth a whole new range of products and technologies that allow us to take full advantage of our reputation for technology innovation leadership in the health care field.

MARKETING AND SALES

       Sales to our ten largest customers in fiscal years 2000, 1999 and 1998 accounted for approximately 19%, 24% and 24% of sales, respectively. However, we do not have a single customer that represents 10% or more of our total sales.

       We maintain direct sales forces in North America, Australia and major parts of Asia, Europe and Latin America. We make all of our North American sales in the oncology systems business and all of our North American and international sales in GTC through our direct sales forces. We sell through a combination of direct sales forces and independent distributors in the international markets for the oncology systems business as well as in the North American and international markets for our x-ray tube products business.

       We sell our oncology system products primarily to hospitals, clinics, private and governmental institutions and health care agencies and doctors' offices. Total sales for oncology systems and services were $534 million, $459 million and $405 million for fiscal years 2000, 1999 and 1998, respectively. We divide our markets for oncology systems, components and accessories by region into North America, Europe, Asia and rest of the world, and these regions constituted 62%, 23%, 8% and 7% of sales during fiscal year 2000 and 49%, 34%, 12% and 5% of sales during fiscal year 1999, respectively.

       Historically, we have sold a high proportion of our x-ray products to a limited number of customers and we expect that sales of these products to relatively few customers will continue to account for a high percentage of sales in the foreseeable future. We sell approximately 80% of our x-ray tube products to original equipment manufacturers ("OEM's") and 20% to replacement tube distributors. We supply tubes to such industry leaders as Toshiba, Hitachi, Marconi, Shimadzu and General Electric Medical Systems, each of which accounted for 5% or more of x-ray tube product sales in fiscal year 2000. Total sales for our x-ray tubes and imaging subsystems business were $136 million, $123 million and $131 million for fiscal years 2000, 1999 and 1998, respectively. We divide our markets for x-ray tube products, components and accessories by region into North America, Europe, Asia and rest of the world, and these regions constituted 32%, 15%, 51% and 2% during fiscal year 2000 and 30%, 23%, 44% and 3% of sales during fiscal year 1999, respectively.

       Although we have seen the strongest growth to date in North America, we believe that in the foreseeable future there will be worldwide growth in the markets for oncology systems and related services because of the underserved market outside the U.S. With the transition from analog to digital systems, the demand for products and services related to networking, archiving and electronic distribution of digital images should grow in industrialized countries. We also believe there will be continuous growth in the markets for information technology.

       Our marketing strategy is to offer to customers a complete package of products and services in the fields of radiotherapy, including equipment, accessories and related services such as education and after-sales services. Our marketing efforts include developing relationships with current and prospective customers, participating in annual professional meetings for clinicians and hospitals, advertising in trade journals, sending direct mail and marketing over the telephone. Our growth strategy is to add products in existing markets, expand in new high-potential markets, add product offerings through internal research and development and alliances with other companies and grow our international market.

CUSTOMER SUPPORT AND SERVICES

       We maintain centers in Milpitas, California; Buc, France; and Tokyo, Japan; as well as field service forces throughout the world for oncology systems service support. Our network of service engineers and customer support specialists provide installation, warranty, repair, training and support services. We generate service revenue by providing service to customers on a time and materials basis and through comprehensive service contracts and the sale of parts. Our rates are competitive with those offered by our competitors.

       We warrant most of our oncology systems for hardware parts and labor for 12 months. Under the terms of the warranty, the customer is assured of service and parts so that the equipment will operate in accordance with specifications. We warrant that software will perform in accordance with specifications at the delivery date and up to three months thereafter if the customer gives notice of any nonconformance. We offer a variety of post-warranty service agreements that permit customers to contract for the level of equipment maintenance they require. In addition, we offer specific software support agreements, reflecting the growing use in our products of software that can be updated.

       Systems under warranty or service contract receive periodic maintenance by our service engineers, who also install new system capabilities or software upgrades and respond to customer service requests. Customers who do not have a service contract with us may also purchase these services.

       Our oncology systems customers receive installation, technical training, clinical in-service and documentation support appropriate for the product type. Customers receive both emergency and routine maintenance from a worldwide network of field engineers. These individuals are available to satisfy customer requirements for service 24 hours a day. Most of these engineers are our employees, but a few are employees of dealers and/or agents. Customers can access our extensive service network by calling any of our service centers located throughout North America, Europe, Asia, Australia and Latin America.

       We believe customer service and support are an integral part of our competitive strategy. Service capability, availability and responsiveness play an important role in marketing and selling medical equipment and systems, particularly as the technological complexity of the products increases. Nevertheless, many hospitals use their own biomedical engineering departments and/or independent service organizations to service equipment after the warranty period expires. Therefore, we cannot depend on conversion of all maintenance to service contracts after the warranty period. However, after-warranty service does provide an on-going source of revenue for us.

       We provide technical advice and consultation for x-ray tubes and imaging subsystems products to major OEM customers from our offices in Tokyo, Japan; Houten, The Netherlands; Salt Lake City, Utah; and Charleston, South Carolina. Our applications specialists and engineers make recommendations to meet the customer's technical requirements within the customer's budgetary constraints. We often develop specifications for a unique product, which will be designed and manufactured to meet a specific customer's requirements. We also maintain a technical customer support group in Charleston, South Carolina to meet the technical support requirements of independent tube installers using our x-ray tube products.

RESEARCH AND DEVELOPMENT

       Developing products, systems and services based on advanced technological concepts is essential to our ability to compete effectively. We maintain a product research and development and engineering staff responsible for product design and engineering. Research and development expenditures totaled $42 million, $40 million and $39 million in fiscal years 2000, 1999 and 1998, respectively.

       GTC maintains technical competencies in x-ray technology, imaging physics and applications, electronic design, materials science and biosciences to prove feasibility of new product concepts and to improve current products. Present research topics include new x-ray imaging concepts, image-based radiotherapy treatment planning, targeting and verification tools, combined modality therapy, manufacturing process improvements, improved x-ray tubes and gene technology. GTC does accept certain sponsored research contracts from external agencies such as the government or other private sources.

       Although we intend to continue conducting extensive research and development activities, there can be no assurance that we will be able to successfully develop and market new products on a cost-effective and timely basis, or at all; that such products will compete favorably with products or product enhancements developed by others; or that our existing technologies will not be superseded by new discoveries or developments.

COMPETITION

       The health care equipment markets are characterized by rapidly evolving technology, intense competition and pricing pressure. We compete with companies worldwide. Some of our competitors have greater financial, marketing and management resources than we do. These competitors could develop technologies and products that are more effective than those we currently use or produce or that could render our products obsolete or noncompetitive. Our smaller competitors could be acquired by companies with greater financial strength, which could enable them to compete more aggressively. Certain of our distributors could also be acquired by competitors, which could disrupt certain distribution arrangements. We believe, however, that we compete favorably with our competitors based on our continued commitment to global distribution and customer service, value-added manufacturing, technological leadership and new product innovation. We believe that the key to success in our markets is to provide technologically superior products that deliver cost-effective, high quality clinical outcomes and that meet or exceed customer quality and service expectations. Our ability to compete successfully depends on our ability to commercialize new products ahead of our competitors. In the sales of our oncology systems products, we compete primarily with Siemens, Nucletron, Elekta and Mitsubishi. We compete with independent service organizations in our service and maintenance business and with a variety of companies in our software systems and accessories business.

       The market place for x-ray tube products is extremely competitive. All of the major diagnostic imaging systems companies, which are the primary customers of our x-ray tubes and imaging subsystems business, also manufacture x-ray tubes for use in their own products. We must compete with these in-house x-ray tube manufacturing operations that are naturally favored by their parent companies. As a result, we must have a competitive advantage in one or more significant areas which may include lower product cost, better product quality or superior technology. We sell a significant volume of our x-ray tube products to companies such as Toshiba Medical Systems, Hitachi Medical Systems, Shimadzu Medical Systems, Philips Medical Systems and General Electric Medical Systems, all of which have in-house x-ray tube production capability. In addition, we compete against other stand-alone x-ray tube manufacturers such as Comet, located in Switzerland, and IAE, located in Italy. These companies compete with us for both the OEM business of major diagnostic imaging equipment manufacturers and independent servicers of x-ray tube.

MANUFACTURING AND SUPPLIES

       Our oncology systems business manufactures its linear accelerators in Palo Alto, California, and its treatment simulator systems and some accelerator subsystems in Crawley, England. In addition, the oncology systems business manufactures certain of its ancillary products in Baden, Switzerland, Helsinki, Finland and Buc, France. We manufacture our x-ray tube products in Salt Lake City, Utah and Charleston, South Carolina. We manufacture our brachytherapy systems in Crawley, England and other GTC products in Charlottesville, Virginia. These facilities employ state-of-the-art manufacturing techniques, and several have been honored by the press, governments and trade organizations for their commitment to quality improvement. They are registered to ISO 9001 (or ISO 9002, in the case of the Charleston facility), the most rigorous of the international quality standards.

       Manufacturing processes at our various facilities include machining, fabrication, subassembly, system assembly and final testing. We have invested in various automated and semi-automated equipment for the fabrication and machining of the parts and assemblies that we incorporate in our products. We may from time to time further invest in such equipment when cost justified. Our quality assurance program includes various quality control measures from inspection of raw material, purchased parts and assemblies through on-line inspection. We also get subassemblies from third-party suppliers and integrate them into a finished system. We outsource the manufacturing of major subassemblies and perform system design, assembly and testing in-house. We believe outsourcing enables us to reduce fixed costs and capital expenditures while also providing us with the flexibility to increase production capacity. We purchase material and components from various suppliers that are either standard products or built to our specifications. Certain components used in our existing products, as well as products under development, are frequently purchased from single sources.

BACKLOG

       Our backlog amounted to $473 million at the end of fiscal 2000, of which $358 million is expected to ship within fiscal year 2001. Backlog at the end of fiscal 1999 amounted to $400 million, of which $274 million shipped in fiscal year 2000. Backlog at the end of fiscal 1998 amounted to $352 million of which $206 million shipped in fiscal year 1999. We include in backlog only orders for products scheduled to be shipped within two years. Orders may be revised or canceled, either according to their terms or as a result of negotiations; consequently, it is impossible to predict with certainty the backlog that will result in sales.

PRODUCT LIABILITY

       Our business exposes us to potential product liability claims that are inherent in the manufacture and sale of medical devices. Because our products involve the delivery of radiation to the human body, the possibility for significant injury and/or death exists with any of these products. As a result, we may face substantial liability to patients for damages resulting from any faulty, or alleged faulty, design, manufacture and servicing of our products. Although we maintain limited product liability insurance coverage in an amount that we deem sufficient for our business, there can be no assurance that this coverage will ultimately prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all.

       On December 5, 1997, we purchased General Electric's Radiotherapy Service Business (the "RS Business"). In connection with that transaction, we agreed to assume liability for certain product defects and personal injury matters that might arise from RS Business products, and obtained insurance for these matters. The insurance provides that in each annual period we are responsible for the first $5,000,000 of expenses or liabilities related to any such claims. As of fiscal year end 2000, one claim has been asserted related to these RS Business products for which we may have an indemnity obligation and we have received, and will continue to monitor, information regarding other potential claims, none of which, to our knowledge, have been asserted against us.

GOVERNMENT REGULATION

       DOMESTIC REGULATION

       As a manufacturer of medical devices, we are subject to extensive regulation by federal, state, and local governmental authorities, such as the United States Food and Drug Administration (the "FDA"). The FDA regulates the design, development, testing, manufacturing, packaging, labeling, distribution and marketing of medical devices under the U.S. Food, Drug and Cosmetic Act (the "FDC Act") and regulations promulgated by the FDA. The State of California (through its Department of Health Services), where we maintain one of our manufacturing facilities, as well as other states, also regulate the manufacture of medical devices.

       In general, these laws require that manufacturers adhere to certain standards designed to ensure that the medical devices are safe and effective. Under the FDC Act, each medical device manufacturer must comply with requirements applicable to manufacturing practices, clinical investigations involving humans, sale and marketing of medical devices, post-market surveillance, repairs, replacements and refunds, recalls and other matters. The FDA is authorized to obtain and inspect devices and their labeling and advertising, and to inspect the facilities in which they are manufactured.

       The FDC Act also requires compliance with specific manufacturing and quality assurance standards, including regulations promulgated by the FDA with respect to good manufacturing practices. FDA regulations require that each manufacturer establish a quality assurance program by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer's written specifications and procedures relating to the devices. Compliance is necessary to receive FDA clearance to market new products and is necessary for a manufacturer to be able to continue to market cleared product offerings. Among other things, these regulations require that manufacturers establish performance requirements before production, ensure that device components are compatible, select adequate packing materials, and perform mandatory risk analyses.

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

       There has been a trend in recent years, both in the United States and abroad, toward more stringent regulation and enforcement of requirements applicable to medical device manufacturers. The continuing trend of more stringent regulatory oversight in product clearance and enforcement activities may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses.

       The FDA requires that a new medical device or a new indication for use of or other significant change in an existing medical device obtain either 510(k) pre-market notification clearance or an approved Pre-Market Approval Application ("PMAA") before the manufacturers can obtain orders and distribute the product in the United States. The 510(k) clearance process is applicable when the new product being submitted is substantially equivalent to an existing commercially available product. The process of obtaining 510(k) clearance may take at least three months from the date of the application filing and generally requires submitting supporting data, which can be extensive and can extend the process for a considerable period of time. Under the PMAA process, the applicant must generally conduct at least one clinical investigation and submit extensive supporting data and clinical information in the PMAA, which typically takes from one to two years from the date the pre-market approval is accepted for filing, but sometimes longer for the FDA to review. Generally, we have not been required to resort to the PMAA process for approval of our products.

       The FDA reviews software deemed to be a medical device - such as our treatment planning software - in connection with its pre-market notification clearance for the related device. Computer health information system or stand-alone software may also be subject to FDA regulations. A draft policy issued by the FDA in 1989 has been the applicable guidance for the regulation of computer products intended to affect patient treatment and diagnosis. The 1989 draft policy exempts certain software from regulation on the basis of "competent human intervention" occurring with the use of the software before any impact on human health would occur. The FDA is considering a revised policy, which is expected to eliminate this exemption and to base the level of regulation on the level of risk imposed by the product. It is not clear what impact such regulatory policies, if adopted, will have on the clinical information systems or other medical software we offer.

       We believe that we are in material compliance with all applicable federal, state and most foreign regulations regarding the manufacture and sale of our products. Such regulations and their enforcement are, however, constantly undergoing change, and we cannot predict what effect, if any, changes may have on our business. Failure to comply with FDA regulations could result in warning letters, product clearance delays or other sanctions being imposed, including restrictions on the marketing or the recall of our products, injunction or civil penalties. Delays in the receipt of or failure to receive necessary regulatory certifications or the loss of existing certifications could have a material adverse effect on our business. We believe that our products substantially comply with all applicable electrical safety and environmental standards, such as those of Underwriters Laboratories and IEC 60601-1.

       We are also subject to FDA and Federal Trade Commission restrictions on advertising and numerous foreign, federal, state and local laws relating to such matters as safe working conditions and manufacturing practices. Changes in existing requirements, adoption of new requirements or failure to comply with applicable requirements could have a material adverse effect on our business.

       The design, manufacture, sale or service of our medical products involve the risk of product liability claims and exposes our business to substantial liability to patients for damages resulting from the faulty design, manufacture or servicing of such products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting the Company's Business--Because our products involve the delivery of radiation and diagnostic imaging of the human body, product defects may result in material product claims that could harm future sales and force us to pay material uninsured claims."

       MEDICARE AND MEDICAID REIMBURSEMENT

       The federal government regulates reimbursement for diagnostic examinations and therapeutic procedures furnished to Medicare beneficiaries, including related physician services and capital equipment acquisition costs. For example, Medicare reimbursement for operating costs for radiation treatment performed on hospital inpatients generally is set under the Medicare prospective payment system ("PPS") diagnosis-related group ("DRG") regulations. Under PPS, Medicare pays hospitals a fixed amount for services provided to an inpatient based on his or her DRG, rather than reimbursing for the actual costs incurred by the hospital. Patients are assigned to a DRG based on their principal and secondary diagnoses, procedures performed during the hospital stay, age, gender and discharge status.

       Beginning October 1, 1991, Medicare phased in over a ten-year period a prospective payment system for capital costs which incorporates an add-on to the DRG-based payment to cover capital costs and which replaces the reasonable cost-based methodology. The Balanced Budget Act of 1997 ("BBA"), enacted into law on August 5, 1997, reduces capital payments to hospitals by 2.1% between October 1, 1997 and September 30, 2002.

       For certain hospital outpatient services, including radiation treatment, reimbursement was historically based on the lesser of the hospital's costs or charges, or a blended amount, 42% of which is based on the hospital's reasonable costs and 58% of which is based on the fee schedule amount that Medicare reimburses for such services when furnished in a physician's office. On April 7, 2000, the Health Care Financing Administration ("HCFA") published final regulations to extend PPS to hospital outpatient services pursuant to the BBA, as amended by the Balanced Budget Refinement Act of 1999. These regulations went into effect in August 2000.

       Under the outpatient PPS system, Medicare reimburses hospital outpatient services according to rates calculated by Medicare for groups of covered services known as "ambulatory payment classification" ("APC") groups. Approximately ten APC groups involve radiation oncology services. The reimbursement for each APC group is derived from a complicated calculation that incorporates historical cost information, including capital acquisition costs. Because the outpatient PPS system has only recently been implemented, it is uncertain whether Medicare reimbursement for radiation treatments provided as hospital outpatient services will be positively or negatively impacted.

       Until January 1, 1992, Medicare generally reimbursed physicians on the basis of their reasonable charges or, for certain physicians, including radiologists, on the basis of a "charge-based" fee schedule. Beginning January 1, 1992, Medicare phased in over a five-year period a new system that reimburses all physicians, based on the lower of their actual charges or a fee schedule amount based on a "resource-based relative value scale" that includes physician practice expenses such as equipment costs. Under the BBA, HCFA was required to implement a revised methodology for calculating the practice expense component of relative value from the current historical basis to a resource basis. These new practice expense calculations will be phased in over a four-year period that began on January 1, 2000.

       HCFA's new methodology establishes two separate practice expense values for each physician service, one for when a service is furnished in a facility setting and another for when the service is performed in a physician's office. Typically, for a service that could be provided in either setting, the practice expense value would be higher when the service is performed in a physician's office as it would cover a physician's costs such as equipment, supplies, and overhead. Because HCFA's proposed physician fee schedules utilizing two practice expense values have only recently been implemented, it is uncertain whether Medicare reimbursement for radiation oncology services provided by physician practices will be positively or negatively impacted.

       Reimbursement for services rendered to Medicaid beneficiaries is determined pursuant to each state's Medicaid plan which is established by state law and regulations, subject to requirements of federal law and regulations. The BBA has revised the Medicaid program to allow each state more control over coverage and payment issues. In addition, HCFA has granted many states waivers to allow for greater control of the Medicaid program at the state level. The impact on our business of this greater state control on Medicaid payment for diagnostic services is uncertain.

       The sale of medical devices, the referral of patients for diagnostic examinations utilizing such devices, and the submission of claims to third-party payors (including Medicare and Medicaid) seeking reimbursement for such services, are subject to various federal and state laws pertaining to health care "fraud and abuse," including physician self-referral prohibitions, anti-kickback laws, and false claims laws. Subject to certain enumerated exceptions, the federal physician self-referral law, also know as Stark II, prohibits a physician from referring Medicare or Medicaid patients to an entity in which the physician (or a family member) has ownership interest or compensation relationship if the referral is for a "designated health service," which is defined explicitly to include radiology and radiation therapy services. Although final regulations implementing Stark II have been postponed several times and are currently scheduled for issuance before the end of 2000, the proposed Stark II regulations issued in January 1998, as well as general federal fraud and abuse laws and physician self-referral restrictions that exist in a number of states and apply regardless of whether Medicare or Medicaid patients are involved, may result in lower utilization of certain diagnostic procedures, which may affect the demand for our products. Anti-kickback laws make it illegal to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase of medical devices from a particular manufacturer or the referral of patients to a particular supplier of diagnostic services utilizing such devices. False claims laws prohibit anyone from knowingly and willfully presenting, or causing to be presented, claims for payment to third party payers (including Medicare and Medicaid) that are false or fraudulent, for services not provided as claimed, or for medically unnecessary services. The Office of the Inspector General prosecutes violation of fraud and abuse laws and any violations may result in criminal and/or civil sanctions including, in some instances, imprisonment and exclusion from participation in federal health care programs such as Medicare and Medicaid.

       The executive branch of the federal government and the Congress from time to time consider various Medicare and other health care reform proposals that could significantly affect both private and public reimbursement for health care services. Some of these proposals, if enacted into law, could reduce reimbursement for certain diagnostic devices and procedures and thus could adversely affect the demand for such diagnostic devices, including our products.

       FOREIGN REGULATION

       Sales of medical devices outside the United States are subject to regulatory requirements that vary from country to country. Specifically, certain foreign regulatory bodies have adopted regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. For example, in July 1998, the European Union implemented a Medical Device Directive that requires us to obtain ISO 9001 certification and affix the required CE mark to our products. The CE mark is an international symbol of adherence to certain quality assurance standards and compliance with applicable European medical device directives which, once affixed, enables a product to be sold in member countries of the European Union. Several Asian countries are reviewing the possibility of adopting similar regulatory schemes. In addition, several countries are reviewing proposed regulations that would require manufacturers to dispose of their products at the end of their useful lives. We cannot be certain that we will not be required to incur significant costs in obtaining or maintaining non-U.S. regulatory approvals. Delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operation.

PATENT AND OTHER PROPRIETARY RIGHTS

       As a leader in the manufacture and sale of oncology systems and x-ray tubes, we generally rely upon patents, copyrights, trademarks and trade secret laws to establish and maintain our propriety rights in the developments, improvements, and inventions that we have originated that are incorporated in our products or that fall within our fields of interest. As of September 29, 2000, we owned 70 patents issued in the United States and 118 patents issued throughout the rest of the world, and we have 146 patent applications on file with various patent agencies worldwide. We intend to file additional patent applications as appropriate.

       We rely on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title to protect our intellectual property rights. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace We also have agreements with third parties to license patented or proprietary technology, including royalty-bearing licenses and technology cross-licenses. While we place considerable importance on licensed technology, we do not believe that the loss of any license would have a material adverse effect on our business.

       Our competitors, like companies in many high technology businesses, routinely review other companies' products for possible conflict with their own patent rights. Although we have, from time to time, received notices of claims from others alleging patent infringement, we believe that there are no pending patent infringement claims that we believe might have a material adverse effect on our business.

ENVIRONMENTAL MATTERS

       For a discussion of environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Matters."

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

       For a discussion of financial information about geographic areas, see "Industry Segments" of the Notes to the Consolidated Financial Statements.

EMPLOYEES

       At September 29, 2000, we had a total of 2,374 full-time and temporary employees worldwide, 1,726 in the United States and 648 elsewhere. None of our employees based in the United States are unionized or subject to collective bargaining agreements. Employees based in certain foreign countries may, from time to time, be subject to collective bargaining agreements. We currently consider our relations with our employees to be good.

       Our success depends to a significant extent upon a limited number of key employees and other members of senior management. The loss of the service of one or more of our key employees could have a material adverse effect on our company. The success of our future operations depends in large part on our ability to recruit and retain engineers and technicians, as well as marketing, sales, service and other key personnel, who in each case are in great demand. Our inability to attract and retain personnel could have a material adverse effect on our results of operations.

ITEM 2.       PROPERTIES

       Our executive offices and oncology management and manufacturing facilities are located in Palo Alto, California on 30 acres of land under leaseholds which expire from 2012 through 2058. We own these facilities which contain 248,902 square feet of aggregate floor space. The Ginzton Technology Center is located in Mountain View, California under a lease that expires in 2004. Our manufacturing facilities are located throughout the world, including Salt Lake City, Utah; Charleston, South Carolina; Crawley, England; Baden, Switzerland; Buc, France; and Helsinki, Finland. Our 40 service and sales facilities also are located in various parts of the world, with 26 located outside of the United States, including Argentina, Australia, Austria, Brazil, China, Denmark, Finland, France, Germany, Hong Kong, India, Italy, Japan, Malaysia, The Netherlands, Spain, Switzerland, and Thailand.

       The following is a summary of our properties at September 29, 2000:


                                              LAND (ACRES)         BUILDINGS (000'S SQ.FT.)  NUMBER OF BUILDINGS
                                           ----------------------  ----------------------  ----------------------
                                             OWNED       LEASED      OWNED       LEASED      OWNED       LEASED
                                           ----------  ----------  ----------  ----------  ----------  ----------
United States............................          38          30         521         158          7           18
International............................           2          --          46         126          1           31
                                           ----------  ----------  ----------  ----------  ----------  ----------
                                                   40          30         567         284          8           49

       Our facilities, as utilized by our various segments, are shown in the following table:

                                                                       BUILDINGS (000'S SQ. FT.)
                                                       ----------------------------------------------------------
                                                               MANUFACTURING,
                                                             ADMINISTRATIVE AND
                                                           RESEARCH & DEVELOPMENT
                                                       -------------------------------
                                                                                         MARKETING AND
                                                          U.S.      NON-U.S.    TOTAL      SERVICE        TOTAL
                                                       ---------  ----------  --------   -------------  ---------
Oncology systems.....................................       185          66        251            180         431
X-ray tubes and imaging subsystems...................       305           3        308              8         316
Ginzton Technology Center............................        21           2         23              4          27
                                                       ---------  ----------  --------   -------------  ---------
     Total Operations................................       511          71        582            192         774
Other operations (including manufacturing support)...        67          10         77             --          77
                                                       ---------  ----------  --------   -------------  ---------
     Total...........................................       578          81        659            192         851

       We are utilizing substantially all of our currently available productive space to develop, manufacture and market our products. We believe that our facilities and equipment generally are well maintained, in good operating condition and adequate for present operations.

ITEM 3.       LEGAL PROCEEDINGS

       The following summarizes the current status of our previously reported legal proceedings.

       We are a party to three related federal actions involving claims by independent service organizations ("ISOs") that our policies and business practices relating to replacement parts violate the antitrust laws (the "ISOs Litigation"). ISOs purchase replacement parts from us and compete with us in servicing the linear accelerators we manufacture. In response to several threats of litigation regarding the legality of our parts policy, we filed a declaratory judgment action in the U. S. District Court for the Northern District of California in 1996 asking for a determination that our new policies are legal and enforceable and damages against two of the ISOs for misappropriation of our trade secrets, unfair competition, copyright infringement and related claims. Later, four defendants filed separate claims in other jurisdictions raising issues allegedly related to those in the declaratory relief action and seeking injunctive relief and damages against us for $10 million for each plaintiff. We defeated the defendants' motion for a preliminary injunction in U. S. District Court in Texas about our policies. The ISOs defendants amended the complaint to include class action allegations, alleged a variety of other anti-competitive business practices and filed a motion for class certification, which the U. S. District Court in Texas heard in July 1999. No decision, however, has been entered. The parties have agreed to consolidate our claims from the Northern District of California to the action in the U.S. District Court in Texas.

       After the spin-offs of VI and VSEA, we retained the liabilities related to the medical systems business before the spin-offs, including the ISOs Litigation. In addition, under the Amended and Restated Distribution Agreement, we agreed to manage and defend liabilities related to legal proceedings and environmental matters arising from corporate or discontinued operations. Under the Amended and Restated Distribution Agreement, each of VI and VSEA must generally indemnify us for one-third of these liabilities (after adjusting for any insurance proceeds we realize or tax benefits we receive), including certain environmental-related liabilities described below and to fully assume and indemnify us for liabilities arising from each of their operations before the spin-offs. The availability of such indemnities will depend upon the future financial strength of VI and VSEA. Given the long-term nature of some of the liabilities, either company may not be in a position to fund indemnities in the future. A court could also disregard the contractual allocation of indebtedness, liabilities and obligations among the parties and require us to assume responsibility for obligations allocated to another party, particularly if such other party were to refuse or was unable to pay or perform any of its allocated obligations. In addition, the Amended and Restated Distribution Agreement generally provides that if a court prohibits any of the companies from satisfying its indemnification obligations, then such indemnification obligations will be shared equally between the two other companies.

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

       There are a variety of environmental laws around the world regulating the handling, storage, transport and disposal of hazardous materials that do or may create increased costs for some of our operations. In addition, several countries are proposing to or do require manufacturers to take back and dispose of or recycle products at the end of the equipment's useful life. These laws create increased costs for our operations.

       From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. Under various laws (such as the federal "Superfund" law) and under our obligations concerning operations before the spin-offs, we are overseeing environmental cleanup projects from our pre-spun-off operations and as applicable reimbursing third parties (such as the U.S. Environmental Protection Agency or other responsible parties) for cleanup activities. Under the terms of the Amended and Restated Distribution Agreement, we are obligated to pay one-third of certain environmental liabilities caused by operations before the spin-offs, with VI and VSEA obligated for the balance. The cleanup projects we are overseeing are being conducted under the direction of or in consultation with relevant regulatory agencies. We estimated these cleanup projects will take up to 30 years to complete. As described below, we have accrued a total of $22.3 million to cover our liabilities for these cleanup projects:

           o We have developed a range of potential costs covering a variety of cleanup activities, including three cleanup projects, reimbursements to third parties, project management costs and legal costs. There are, however, various uncertainties in these estimates that make it difficult to develop a best estimate. Our estimate of future costs to complete these cleanup activities ranges from $4.6 million to $14.5 million. For these estimates, we have not discounted the costs to present dollars because of the uncertainties that make it difficult to develop a best estimate and have accrued $4.6 million, which is the amount at the low end of the range.

           o For seven cleanup projects, we have sufficient knowledge to develop better estimates of our future costs. While our estimate of future costs to complete these cleanup projects, including third party claims, ranges from $23.1 million to $52.3 million, our best estimate within that range is $36.0 million. For these projects we have accrued $17.7 million; which is our best estimate of the $36.0 million discounted to present dollars at 4%, net of inflation.

       When we develop these estimates above, we consider the financial strength of other potentially responsible parties. These amounts are, however, only estimates and may be revised in the future as we get more information on these projects. We may also spend more or less than these estimates. Based on current information, we believe that our reserves are adequate. At this time, management believes that it is remote that any single environmental event would have a materially adverse impact on our financial statements in any single fiscal year. We spent $3.5 million (net of amounts borne by VI and VSEA) during fiscal year 2000 on environmental investigation, cleanup and third party claim costs. We spent $1.7 million and $2.9 million in fiscal year 1999 and 1998, respectively, net of amounts that would have been borne by VI and VSEA on similar activities.

       In 1992, we filed a lawsuit against 36 insurance companies for recovery of our environmental investigation, cleanup and third party claim costs. We reached cash settlements with various insurance companies in 1995, 1996, 1997 and 1998. In addition, we have an agreement with an insurance company to pay a portion of our past and future expenditures. As a result of this agreement, we have included a $4.5 million receivable in Other Assets as of September 29, 2000. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a financially viable insurance company. Although we continue to aggressively pursue additional insurance recoveries, we have not reduced our liability in anticipation of recovery from third parties for claims that we made.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Inapplicable.

EXECUTIVE OFFICERS

       Set forth below are biographical summaries of our executive officers as of December 8, 2000:


                 NAME                     AGE                                 POSITION
                 ----                     ---                                 --------
Richard M. Levy.......................     62     Dr. Levy became President and Chief Executive Officer of VMS on April 3, 1999.
     President and Chief Executive                Prior to April 2, 1999, he was the Executive Vice President of the Company
     Officer                                      responsible for the medical systems business. Dr. Levy also oversaw our Ginzton
                                                  Technology Center in Palo Alto. He joined the company in 1968, and became
                                                  Executive Vice President in 1990.

Timothy E. Guertin....................     51     Mr. Guertin became Corporate Vice President of VMS on April 3, Corporate Vice
     Corporate Vice President                     President 1999. Prior to April 2, 1999, he was Corporate Vice President and
                                                  President of Varian's oncology systems business, positions he held from 1992 and 1990, respectively. Mr. Guertin has held various other positions in the medical systems business during his 25 years with the company.

John C. Ford..........................     56     Dr. Ford became Corporate Vice President of VMS on April 3, 1999. Prior to
     Corporate Vice President                     April 2, 1999, he was Senior Vice President, Business Development, for Varian's
                                                  medical systems business, a position he held from 1992. Dr. Ford has held various other positions in the medical systems business during his 28 years with the company.

Robert H. Kluge.......................     54     Mr. Kluge became Corporate Vice President of VMS on April 13, 1999. Prior to
     Corporate Vice President                     April 2, 1999, he was Vice President and General Manager of Varian's x-ray
                                                  products business, positions he held from 1993. Before joining the company in
                                                  1993, he held various positions with Picker International (an x-ray systems manufacturer).

Elisha W. Finney......................     39     Ms. Finney became Corporate Vice President and Chief Financial Officer of VMS
     Corporate Vice President, Chief              on April 3, 1999. She has been Treasurer of the company since January 1998. From
     Financial Officer and Treasurer              1988 to 1998, she was Varian's Risk Manager and from 1995 to 1998, Ms. Finney also served as Assistant Treasurer. Ms. Finney held various other positions during her
                                                  12 years with the company.

Joseph B. Phair.......................     53     Mr. Phair became Corporate Vice President, Administration of VMS on August 20,
     Corporate Vice President,                    1999. Between April 2, 1999 and August 20, 1999, he was a consultant to the
     Administration, General Counsel              company. Mr. Phair has been General Counsel of the company since 1990 and
     and Secretary                                Secretary since 1991. Mr. Phair was a Vice President of the company from 1990 until April 2, 1999, and has held various other positions in our legal department during his 21 years with the company.

Crisanto C. Raimundo..................     53     Mr. Raimundo became Corporate Controller of VMS on April 5, 2000. For six months
     Corporate Controller                         prior to April 5, 2000, he was the company's Operations Controller. Since joining the company in 1979, Mr. Raimundo has held various finance positions including
                                                  Controller for the oncology systems business, Director of Corporate Audit, and
                                                  Manager of Corporate Financial Analysis and Planning.



                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

       Our common stock is traded on the New York Stock Exchange and Pacific Exchange under the symbol VAR. The following table sets forth the high and low closing sales prices for our common stock as reported in the consolidated transaction reporting system for the New York Stock Exchange for the first half of fiscal year 1999.

FISCAL YEAR 1999                                        HIGH         LOW
                                                     -----------  -----------
     First Quarter................................   $   41 1/16  $   32 7/16
     Second Quarter...............................       43           31 3/4

       On April 2, 1999, the end of the first half of fiscal year 1999, we spun off VI and VSEA to our stockholders. The high and low closing sales prices for our common stock for the last half of fiscal year 1999 and in fiscal year 2000 were:

FISCAL YEAR 1999                                       HIGH         LOW
                                                    -----------  -----------
     Third Quarter...............................   $   25 1/4   $   16 5/8
     Fourth Quarter..............................       24 3/16      19 7/16

FISCAL YEAR 2000

     First Quarter...............................       29 13/16     20 3/16
     Second Quarter..............................       47 1/4       28 9/16
     Third Quarter...............................       48           38 1/2
     Fourth Quarter..............................       48 13/16     39 11/16

       We declared cash dividends of $0.10 in the first quarter of fiscal year 1999. Since the spin-offs, we have not paid any dividends on our common stock and do not currently anticipate paying dividends on the common stock for the foreseeable future. Further, our existing financing arrangements contain provisions that limit our ability to pay dividends.

       As of December 6, 2000, there were approximately 4,474 holders of record of our common stock.

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

       We derived the following selected statements of earnings and balance sheet data as of and for the fiscal years ended September 29, 2000, October 1, 1999, October 2, 1998, September 26, 1997 and September 27, 1996 from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


                                                                                    FISCAL YEARS
                                                               --------------------------------------------------------
                                                                 2000       1999        1998       1997        1996
                                                               ---------  ----------  ---------  ----------  ----------
                                                                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
SUMMARY OF OPERATIONS:

Sales.......................................................   $  689.7   $   590.4   $  541.5   $   474.3   $   467.5
                                                               ---------  ----------  ---------  ----------  ----------
Earnings from Continuing Operations before Taxes............       84.9        18.2       36.0        29.2        25.0
   Taxes on Earnings........................................       31.8        10.0        9.9         9.2         7.4
                                                               ---------  ----------  ---------  ----------  ----------
Earnings from Continuing Operations.........................       53.0         8.2       26.1        20.0        17.6
Earnings (Loss) from Discontinued Operations, Net of Taxes..         --       (32.4)      47.7        95.6       104.5
                                                               ---------  ----------  ---------  ----------  ----------
Net Earnings (Loss).........................................   $   53.0   $   (24.2)  $   73.8   $   115.6   $   122.1
                                                               =========  ==========  =========  ==========  ==========
Net Earnings (Loss) Per Share-Basic
   Continuing Operations....................................   $    1.71   $    0.27   $   0.87   $    0.66   $    0.57
   Discontinued Operations..................................         --        (1.07)      1.60        3.13        3.36
                                                               ---------  ----------  ---------  ----------  ----------
Net Earnings (Loss) Per Share-Basic.........................   $    1.71   $   (0.80)  $   2.47   $    3.79   $    3.93
                                                               =========  ==========  =========  ==========  ==========
Net Earnings (Loss) Per Share-Diluted
   Continuing Operations....................................   $    1.64   $    0.27   $   0.86   $    0.64   $    0.55
   Discontinued Operations..................................         --        (1.06)      1.57        3.03        3.26
                                                               ---------  ----------  ---------  ----------  ----------
Net Earnings (Loss) Per Share-Diluted.......................   $    1.64   $   (0.79)  $   2.43   $    3.67   $    3.81
                                                               =========  ==========  =========  ==========  ==========
Dividends Declared Per Share................................   $     --   $     0.10   $   0.39   $    0.35   $    0.31
                                                               =========  ==========  =========  ==========  ==========


FINANCIAL POSITION AT YEAR END:
Working capital.........................................   $  200.7   $   112.4   $  334.9   $   349.2   $   293.9
Total assets............................................      602.6       539.2    1,218.3     1,104.3     1,018.9
Short-term borrowings...................................        0.6        35.6       46.8        18.7         4.4
Long-term borrowings....................................       58.5        58.5      111.1        73.2        60.3
Stockholders' equity....................................      270.4       185.0      557.5       524.6       467.9


       WE HAVE RESTATED THE SUMMARY OF OPERATIONS DATA PRESENTED ABOVE FOR FISCAL YEARS 1996 THROUGH 1999 TO REFLECT AS DISCONTINUED OPERATIONS THE ACTIVITIES ASSOCIATED WITH OUR FORMER SEMICONDUCTOR EQUIPMENT BUSINESS AND INSTRUMENT BUSINESS WHICH WERE TRANSFERRED TO VSEA AND VI, RESPECTIVELY, AS PART OF THE APRIL 2, 1999 SPIN-OFFS. THE BALANCE SHEET DATA AS OF OCTOBER 1, 1999 ALSO REFLECTS THE RESULTS OF THE APRIL 2, 1999 SPIN-OFFS. FISCAL YEAR 2000 RESULTS FROM CONTINUING OPERATIONS INCLUDE ACQUISITION-RELATED EXPENSES OF $2.0 MILLION ($1.2 MILLION AFTER-TAX OR $0.03 PER DILUTED SHARE.) FISCAL YEAR 1999 RESULTS FROM CONTINUING OPERATIONS INCLUDE NET REORGANIZATION RELATED CHARGES OF $29.7 MILLION ($25.7 MILLION AFTER-TAX OR $0.84 PER DILUTED SHARE.) THIS SELECTED FINANCIAL DATA SHOULD BE READ IN CONJUNCTION WITH THE RELATED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO.

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

       The financial statements for fiscal years 1999 and 1998 included in this report present VI and VSEA as discontinued operations under Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The line item "Earnings
(Loss) from Discontinued Operations-Net of Taxes" in the fiscal year 1999 financial statements reflects the net operating results of the spun-off businesses, VI and VSEA. In determining the items belonging to the spun-off businesses, we allocated certain corporate assets (including pension assets), liabilities (including profit-sharing and pension benefits), and expenses (including legal, accounting, employee benefits, insurance, information technology services, treasury and other corporate overhead) to VI and VSEA. While we believe that the methods we used to allocate the amounts to VI and VSEA are reasonable, the balances we retained may not be indicative of the amounts that we would have recorded had the spin-offs occurred before or after April 2, 1999. The following discussion and analysis pertains to our continuing operations, unless otherwise noted.

       On June 6, 2000, we announced an agreement to acquire privately held IMPAC Medical Systems, Inc. On November 6, 2000, we abandoned the acquisition to avoid a protracted legal proceeding after the U.S. Department of Justice announced its intention to challenge the transaction on anti-trust grounds. Fourth quarter fiscal year 2000 results included a charge of approximately $2 million for costs related to this acquisition.

       This discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this report, as well as the information contained under "Certain Factors Affecting Our Business" below. We discuss our results of continuing operations below.

RESULTS OF OPERATIONS

       FISCAL YEAR

       Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2000 is the 52-week period ended September 29, 2000. Fiscal year 1999 is the 52-week period ended October 1, 1999. Fiscal year 1998 is the 53-week period ended October 2, 1998.

       FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

       SALES: Our sales of $690 million in fiscal year 2000 were 17% higher than our sales of $590 million in fiscal year 1999. International sales were $301 million, or 43% of sales, in fiscal year 2000, compared to $318 million, or 54% of sales, in fiscal year 1999. For fiscal year 2001, we expect total sales to grow about 14% or approximately $100 million over fiscal year 2000 results with a shift toward international sales, particularly in Europe.

------------------------------------------------------------------------------------------------------
SALES (BY SEGMENT AND REGION)               FISCAL YEAR 2000                FISCAL YEAR 1999
                                            ----------------                ----------------
------------------------------------------------------------------------------------------------------
ONCOLOGY SYSTEMS:
-- North America                              $332 million                    $229 million
-- Europe                                      124 million                     155 million
-- Asia                                         42 million                      54 million
-- Rest of the world                            36 million                      21 million
                                              -------------                  --------------
       Total oncology systems                 $534 million                    $459 million
------------------------------------------------------------------------------------------------------
X-RAY TUBES AND IMAGING
SUBSYSTEMS:
-- North America                              $ 43 million                    $ 38 million
-- Europe                                       20 million                      28 million
--Asia                                          70 million                      54 million
--Rest of the world                              3 million                       3 million
                                              -------------                   -------------
       Total x-ray tubes and                  $136 million                    $123 million
       imaging subsystems
------------------------------------------------------------------------------------------------------
GTC                                           $ 20 million                    $  8 million
------------------------------------------------------------------------------------------------------

        Oncology systems sales:         Oncology systems sales increased 16% to
                                        $534 million (77% of sales) in fiscal
                                        year 2000, compared to $459 million (78% of sales) in fiscal year 1999. Our North
                                        American sales growth of 45% reflects
                                        the increased demand in the U.S. for
                                        advanced digital radiotherapy equipment
                                        that emerged in fiscal year 1999 and
                                        continued through fiscal year 2000. The
                                        decrease in European sales is primarily
                                        due to the weakness of the European
                                        market and currencies that made our
                                        products relatively more expensive in
                                        those countries. The decrease in Asian
                                        sales primarily resulted from a one-time multi-system sale in Japan in the second quarter of fiscal year 1999. The rest of the world showed continuing strength, primarily Latin America and Mexico.

         X-ray tubes and imaging
         subsystems sales:              X-ray tubes and imaging subsystems sales
                                        increased 10% to $136 million (20% of
                                        sales) in fiscal year 2000, compared to
                                        $123 million (21% of sales) in fiscal
                                        year 1999. The increase is primarily
                                        attributable to strong demand for our CT tube products, particularly demand for our newer high-end CT scanner tubes from a large Japanese customer. Fiscal year
                                        2000 results also reflect the impact of
                                        the ongoing consolidation of some of our European customers who purchase our x-ray tube products and the shifting of purchases from Europe to North America by two of our major European OEM customers following their business combinations with U.S. customers.

         GTC sales:                     GTC sales were $20 million for fiscal
                                        year 2000, compared to $8 million in
                                        fiscal year 1999. The increase was split among new sales attributable to our June
                                        1999 acquisition of Multimedia Medical
                                        Systems' business in treatment planning
                                        software for low dose rate
                                        brachytherapy, increased sales of our
                                        existing high dose rate brachytherapy
                                        product (particularly in North America), and research contracts.

       GROSS PROFIT: We recorded gross profit of $257 million in fiscal year 2000 and $210 million in fiscal year 1999. As a percentage of sales, gross profit was 37% in fiscal year 2000 compared to 36% in fiscal year 1999. Gross profit as a percentage of sales of oncology systems amounted to 38% in fiscal year 2000 compared to 37% in fiscal year 1999. Oncology systems margins improved primarily because of the higher sales to North America which traditionally have better margins, although the margin improvement was somewhat restrained by weaker currencies overseas, particularly in Europe. Gross profit as a percentage of sales of x-ray tubes and imaging subsystems decreased to 32% in fiscal year 2000 from 34% in fiscal year 1999. The gross margin decline in fiscal year 2000 was primarily due to a sales-mix shift toward our newer high-end CT scanner tubes that cost more to manufacture. We also incurred higher warranty and scrap costs related to these tubes during fiscal year 2000. For fiscal year 2001, we expect gross profit as a percentage of sales at the total company level to remain flat with fiscal year 2000 results.

       RESEARCH AND DEVELOPMENT: Research and development expenses were $42 million in fiscal year 2000 compared to $40 million in the same period of fiscal year 1999, representing 6% and 7% of sales, respectively .

       SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses were $125 million (18% of sales) in fiscal year 2000, compared to $116 million (20% of sales) in fiscal year 1999. The decrease in the percentage of sales that selling, general and administrative expenses represent reflects the faster growth of sales over expenses in fiscal year 2000. The increase (in absolute dollars) in selling, general and administrative expenses in fiscal year 2000 was primarily driven by higher marketing and selling expenses that are in line with increased market activity, particularly in North America, and higher expenditures for employee profit-sharing and management incentives that are consistent with improving financial performance. In addition, selling, general and administrative expenses in fiscal year 1999 included corporate costs incurred before the spin-offs that we could not allocate under generally accepted accounting principles to discontinued operations.

       REORGANIZATION COSTS: Fiscal year 2000 expenses included net reorganization charges of $0.2 million primarily attributable to legal fees incurred in excess of the related accrual established as part of the April 2, 1999 spin-offs of our instruments and semiconductor equipment businesses. Fiscal year 1999 expenses included net reorganization charges of $29.7 million. Of the $29.7 million, $24.9 million related to the April 2, 1999 spin-offs and $4.8 million related to the consolidation of our x-ray manufacturing operations.

       The following table sets forth certain details associated with these net reorganization charges (in thousands of dollars):

                                              ACCRUAL AT                                    ACCRUAL AT
                                              OCTOBER 1,      CASH      RECLASSIFICATION   SEPTEMBER 29,
                                                 1999       PAYMENTS      ADJUSTMENTS         2000
                                             -------------  ----------  ----------------  -------------
Retention bonuses, severance, and            $      4,507   $  (2,473)  $       (451)     $      1,583
   executive compensation..................
Legal, accounting, printing and investment
   banking fees............................         1,792      (2,253)           561               100
Gain on sale of real estate and corporate
assets.....................................            --          --             --                --
Foreign taxes (excluding income taxes).....           676          --             --               676
Other......................................         1,368      (1,485)           117               --
                                             -------------  ----------  ----------------  -------------
                                             $      8,343   $  (6,211)  $        227      $      2,359
                                             =============  ==========  ================  =============


       ACQUISITION-RELATED EXPENSES: We incurred transaction costs of approximately $2.0 million in fiscal year 2000 associated with our proposed (and later abandoned) acquisition of IMPAC Medical Systems, Inc. The transaction costs were largely made up of legal, accounting and investment adviser expenses.

       INTEREST EXPENSE, NET: Our net interest expense was $2.8 million for fiscal year 2000 compared to $6.1 million in fiscal year 1999. The decrease in net interest expense resulted primarily from a

       $750,000 one-time interest payment received in connection with a federal income tax refund in the fourth quarter of fiscal year 2000 and a decrease in interest expense. We had lower levels of debt during fiscal year 2000 compared to fiscal year 1999 when we contributed a substantial amount of cash and debt to VI and VSEA as part of the spin-offs. We also paid down $35 million of short-term debt in fiscal year 2000.

       TAXES ON EARNINGS: Our effective tax rate was 37.5% in fiscal year 2000, compared to 55% in fiscal year 1999. The fiscal year 1999 rate was significantly higher principally due to certain reorganization costs related to the spin-offs that were non-deductible.

       NET EARNINGS: Our net earnings from continuing operations were $53 million in fiscal year 2000, compared to $8 million in fiscal year 1999. The increase in net earnings is primarily attributable to increased sales in fiscal year 2000 and the inclusion in fiscal year 1999 of substantial reorganization-related net expenses incurred as part of the spin-offs.

       FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

       SALES: Our sales of $590 million in fiscal year 1999 were 9% higher than our sales of $541 million in fiscal year 1999. International sales were $318 million, or 54% of sales, in fiscal year 1999, compared to $229 million, or 55% of sales, in fiscal year 1998.

------------------------------------------------------------------------------------------------------
SALES (BY SEGMENT AND REGION)               FISCAL YEAR 1999                FISCAL YEAR 1998
                                            ----------------                ----------------
------------------------------------------------------------------------------------------------------
ONCOLOGY SYSTEMS:
-- North America                              $229 million                    $202 million
-- Europe                                      155 million                     149 million
-- Asia                                         54 million                      31 million
-- Rest of the world                            21 million                      23 million
                                              -------------                  --------------
       Total oncology systems                 $459 million                    $405 million
------------------------------------------------------------------------------------------------------
X-RAY TUBES AND IMAGING
SUBSYSTEMS:
-- North America                              $ 38 million                    $ 38 million
-- Europe                                       28 million                      33 million
--Asia                                          54 million                      56 million
--Rest of the world                              3 million                       4 million
                                              -------------                   -------------
       Total x-ray tubes and                  $123 million                    $131 million
       imaging subsystems
------------------------------------------------------------------------------------------------------
GTC                                           $  8 million                    $  5 million
------------------------------------------------------------------------------------------------------

         Oncology systems sales:        Oncology systems sales increased 13% to
                                        $459 million (78% of sales) in fiscal
                                        year 1999, compared to $405 million (75% of sales) in fiscal year 1998.

         X-ray tubes and imaging
         subsystems sales:              X-ray tubes and imaging subsystems sales
                                        decreased 6% to $123 million (21% of
                                        sales) in fiscal year 1999, compared to
                                        $131 million (24% of sales) in fiscal
                                        year 1999. The 6% decrease in x-ray
                                        tubes and imaging subsystems sales
                                        between fiscal year 1999 and fiscal year
                                        1998 reflected continuing decrease in
                                        x-ray tube sales volumes due to
                                        consolidation of our original equipment
                                        manufacturer customers that began in
                                        fiscal year 1998 and continued into
                                        fiscal year 1999.

         GTC sales:                     GTC sales were $8 million for fiscal
                                        year 1999, compared to $5 million in
                                        fiscal year 1999. The increase was due
                                        to an increase in brachytherapy sales.

       GROSS PROFIT: We recorded gross profit of $210 million in fiscal year 1999 and $195 million in fiscal year 1998. As a percentage of sales, gross profit was 36% of sales in both fiscal year 1999 and fiscal year 1998. Gross profit as a percentage of sales of oncology systems and x-ray tubes and imaging subsystems were 37% and 34%, respectively, in both fiscal year 1999 and fiscal year 1998.

       RESEARCH AND DEVELOPMENT: Research and development expenses were $40 million in fiscal year 1999 compared to $39 million in fiscal year 1998, amounting to 7% of sales in both years.

       SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses were $116 million (20% of sales) in fiscal year 1999 compared to $118 million (22% of sales) in fiscal year 1998. The decrease related primarily to the inclusion of allocated general overhead costs for all of fiscal year 1998 compared to only the first six months of fiscal year 1999. These expenses consisted primarily of corporate costs incurred prior to our April 2, 1999 spin-offs that cannot be allocated to discontinued operations under generally accepted accounting principles. Selling expenses increased proportionally to the increase in sales from fiscal year 1998 to fiscal year 1999.

       REORGANIZATION COSTS: Fiscal year 1999 expenses included net reorganization charges of $29.7 million, of which $24.9 million was incurred as a result of our April 2, 1999 spin-offs and $4.8 million was incurred as a result of the restructuring of our x-ray tubes and imaging subsystems business by closing a manufacturing facility in Arlington Heights, Illinois to consolidate manufacturing at our existing facilities in Salt Lake City, Utah. The $29.7 million net charge included $34.3 million for retention bonuses for employee services provided prior to October 1, 1999, employee severance and executive compensation; $21.0 million for legal, accounting, printing and investment banking fees; $1.7 million for foreign taxes (excluding income taxes) resulting from the international reorganization of our subsidiaries in connection with the spin-offs; and $6.8 million in other costs associated with the spin-offs and restructuring; partially offset by a $34.1 million gain on the sale of our aircraft and long-term leasehold interests in certain of the Palo Alto facilities, together with the related buildings, and other corporate assets.

       The following table sets forth certain details associated with these net reorganization charges (in thousands of dollars):


                                            REORGANIZATION       CASH
                                             COSTS AS OF       (PAYMENTS)      NON-CASH       ACCRUAL AT
                                            OCTOBER 1, 1999     RECEIPTS      TRANSACTION    OCTOBER 1, 1999
                                            --------------- ---------------  --------------  ---------------
       Retention bonuses, severance, and    $       34,307  $      (29,800)  $          --   $       4,507
          executive compensation.........
       Legal, accounting, printing and
          investment banking fees........           20,982         (19,190)             --           1,792
       Gain on sale of real estate and
          corporate assets...............          (34,098)         50,948         (16,850)             --
       Foreign taxes (excluding income
          taxes).........................            1,700             (18)         (1,006)            676
       Other.............................            6,777          (4,393)         (1,016)          1,368
                                            --------------- ---------------  --------------  --------------
                                            $       29,668  $       (2,453)  $     (18,872)  $       8,343
                                            =============== ===============  ==============  ==============

       A majority of the remaining accrual as of October 1, 1999 was paid during fiscal year 2000.

       INTEREST EXPENSE, NET: Our net interest expense was $6.1 million in fiscal year 1999 compared to $2.4 million in fiscal year 1998. In connection with the spin-offs, we contributed $119 million of cash to VSEA and VI, resulting in lower cash balances and lower interest income. In addition, interest expense also increased due primarily to higher levels of short-term borrowings in fiscal year 1999.

       TAXES ON EARNINGS: Our effective tax rate was 55% in fiscal year 1999, compared to 27% in fiscal year 1998. The fiscal year 1999 rate was significantly higher than the fiscal year 1998 rate principally due to certain reorganization costs related to the spin-offs that are non-deductible. The fiscal year 1998 effective tax rate is lower than the U.S federal statutory rate due to the impact of higher earnings in certain foreign countries that have lower taxes.

       NET EARNINGS: Our net earnings from continuing operations were $8 million in fiscal year 1999, compared to $26 million in fiscal year 1998. The decrease in net earnings is primarily attributable to reorganization-related net expenses associated with the spin-offs.

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

       As a result, we transferred $119 million in cash and cash equivalents to VSEA and VI, and VSEA and VI assumed $69 million in debt during fiscal year 1999. However, the amounts allocated to VI and transferred to VSEA as a result of the spin-offs were based on estimates. We may be required to make cash payments to VI or VSEA, or may be entitled to receive cash payments from VI or VSEA. We do not believe that any future payments would be material to our consolidated financial statements.

       At September 29, 2000, we had $58.5 million of long-term loans and $0.6 million of short-term notes payable. Interest rates on the outstanding long-term loans on this date ranged from 6.70% to 7.15%. The weighted average interest rate on these long-term loans was 6.82%. As of September 29, 2000, the weighted average interest rate on the short-term notes payable was 5.56%. The long-term loans currently contain covenants that limit future borrowings and cash dividends payments. The covenants also require us to maintain certain levels of working capital and operating results.

       At September 29, 2000, we had $83.3 million in cash and cash equivalents (approximately 44% of which was held abroad and would be subject to additional taxation if it was repatriated to the U.S.) compared to $25.1 million at October 1, 1999.

       Our primary cash inflows and outflows for fiscal year 2000, 1999 and 1998 were as follows:

       o We generated cash from operating activities of $83.8 million in fiscal year 2000, compared to using net cash of $33.6 million in fiscal year 1999 and generating cash of $127.8 million in fiscal year 1998. The primary reason for the positive operating cash flow during fiscal year 2000 was our net earnings. We had $53.0 million in net earnings in fiscal year 2000, compared to a $24.2 million net loss (including discontinued operations) in fiscal year 1999. The following items also contributed to our operating cash flows in fiscal year 2000: $22.0 million in non-cash depreciation and amortization charges, $12.2 million increase in accrued expenses net of foreign currency adjustments, $5.9 million increase in advance payments from customers, partially offset by additions to inventory of $14.2 million to respond to the increased demand for products. The largest difference between our fiscal year 1999 and fiscal year 1998 operating cash flows results relates to the decrease in net income, including discontinued operations, from a $24.2 million net loss in fiscal year 1999, compared to $73.8 million in net earnings in fiscal year 1998. The net loss in fiscal year 1999 was largely due to losses from our spun-off businesses as recorded under generally accepted accounting principles.

       o Investing activities used $21.6 million of net cash in fiscal year 2000, compared to providing $12.9 million of net cash in fiscal year 1999 and using $143.1 million in fiscal year 1998. Almost all of the net cash used in fiscal year 2000 was for purchases of property, plant and equipment. The $12.9 million of net cash provided in fiscal year 1999 included proceeds of $54.3 million from the sale of our long-term leasehold interests in certain Palo Alto facilities, related buildings and certain other corporate assets, which was partially offset by $39.4 million used to purchase property, plant and equipment and the Multimedia Medical Systems' business in June 1999. In contrast, investing activities in fiscal year 1998 used $143.1 million of cash, with $47.0 million used to purchase property, plant and equipment and $105.5 million used to acquire businesses, including the purchase of the RS Business.

       o Financing activities used net cash of $11.2 million in fiscal year 2000 and $104.7 million in fiscal year 1999, compared to providing net cash of $19.3 million in fiscal year 1998. We used $35.0 million to pay down short-term debt during fiscal year 2000. This was partially offset by $23.7 million of proceeds from stock option exercises and employee stock purchases. The $104.7 million net cash outlay in fiscal year 1999 was primarily attributable to the aggregate of $119.3 million we contributed to VI and VSEA in connection with the spin-offs, which was somewhat offset by $15.7 million proceeds from stock option exercises and employee stock purchase plan purchases. Financing activities in fiscal year 1998 provided net cash of $19.3 million. We had additional long-term borrowings of $38.0 million and net short-term borrowings of $27.6 million, partially offset by $34.5 million used to repurchase shares of our stock (net of $19.7 million of proceeds received from employees to purchase common stock) and $14.3 million used to pay dividends in fiscal year 1998.

       Total debt as a percentage of total capital decreased from 33.7% at fiscal year end 1999 to 17.9% at September 29, 2000 largely due to repayments on our short-term notes payable during fiscal year 2000. The ratio of current assets to current liabilities improved from 1.42 to 1 at fiscal year end 1999 to
1.80 to 1 at September 29, 2000. At September 29, 2000, we had $70.3 million available in unused uncommitted lines of credit. During the first quarter of fiscal year 2000, we added an additional $50 million committed revolving credit facility of which the entire balance was unused and available at September 29, 2000.

       We expect that our future capital expenditures will continue to approximate 2.5% of sales in each fiscal year. We spent $2.6 million in capital expenditures related to facilities changes required after the spin-offs during fiscal year 2000 and anticipate spending an additional $0.1 million in fiscal year 2001.

       In May 1999, we agreed to invest $5 million in a consortium to participate in the acquisition of a minority interest in dpiX LLC ("dpiX"), which supplies us with amorphous silicon thin-film transistor arrays for our imaging products and for our oncology system's Portal Vision imagers. We funded $2.5 million in July 1999 and the remaining $2.5 million in July 2000. The investment was recorded under the equity method of accounting. Under the agreement governing the consortium, each equity partner absorbs the consortium's share of the gains and losses of dpiX based on a designated sequential order. We are required to absorb our portion of the consortium's cumulative share of dpiX's losses when it exceeds $20 million. At this time, management believes it is reasonably possible that we will recognize a loss of up to $5 million on this investment in fiscal year 2001. The $5 million represents the maximum share of the consortium's losses that we are obligated to take based on the initial level of contributions into the consortium.

       We are a party to three related federal actions involving claims by independent service organizations ("ISOs") that our policies and business practices relating to replacement parts violate the antitrust laws (the "ISOs Litigation"). ISOs purchase replacement parts from us and compete with us in servicing the linear accelerators we manufacture. In response to several threats of litigation regarding the legality of our parts policy, we filed a declaratory judgment action in the U. S. District Court for the Northern District of California in 1996 asking for a determination that our new policies are legal and enforceable and damages against two of the ISOs for misappropriation of our trade secrets, unfair competition, copyright infringement and related claims. Later, four defendants filed separate claims in other jurisdictions raising issues allegedly related to those in the declaratory relief action and seeking injunctive relief and damages against us for $10 million for each plaintiff. We defeated the defendants' motion for a preliminary injunction in U. S. District Court in Texas about our policies. The ISOs defendants amended the complaint to include class action allegations, alleged a variety of other anti-competitive business practices and filed a motion for class certification, which the U. S. District Court in Texas heard in

July 1999. No decision, however, has been entered. The parties have agreed to consolidate our claims from the Northern District of California to the action in the U.S. District Court in Texas.

       After the spin-offs, we retained the liabilities related to the medical systems business before the spin-offs, including the ISOs Litigation. In addition, under the Amended and Restated Distribution Agreement, we agreed to manage and defend liabilities related to legal proceedings and environmental matters arising from corporate or discontinued operations. Under the Amended and Restated Distribution Agreement, each of VI and VSEA must generally indemnify us for one-third of these liabilities (after adjusting for any insurance proceeds we realize or tax benefits we receive), including certain environmental-related liabilities described below and to fully assume and indemnify us for liabilities arising from each of their operations before the spin-offs. The availability of such indemnities will depend upon the future financial strength of VI and VSEA. Given the long-term nature of some of the liabilities, either company may not be in a position to fund indemnities in the future. A court could also disregard the contractual allocation of indebtedness, liabilities and obligations among the parties and require us to assume responsibility for obligations allocated to another party, particularly if such other party were to refuse or was unable to pay or perform any of its allocated obligations. In addition, the Amended and Restated Distribution Agreement generally provides that if a court prohibits any of the companies from satisfying its indemnification obligations, then such indemnification obligations will be shared equally between the two other companies.

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

       Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the U.S. and global economies. Although our cash requirements will fluctuate (positively and negatively) as a result of the shifting influences of these factors, we believe that existing cash, cash generated from operations and our borrowing capability will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements for fiscal year 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The accounting for changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. The statement, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. We are required to adopt the standard in the first quarter of fiscal year 2001. As discussed in our Notes to the Consolidated Financial Statements, the initial adoption of this statement, as amended, will result in a cumulative after-tax increase in net income of approximately $228,000, reflecting the time value on forward contracts that we have elected to exclude from effectiveness testing under SFAS 133. The adoption will also impact assets and liabilities recorded on the balance sheet. On a prospective basis after the initial adoption, we do not expect the impact to our consolidated financial statements to be material.

       In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The staff accounting bulletin outlines the basic criteria that we must meet to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The staff accounting bulletin was amended in June 2000 to delay the implementation date to the fourth quarter of our fiscal year 2001. In October 2000, the SEC released written guidance to assist with implementing this staff accounting bulletin. We are in the process of determining the impact that adoption will have on our consolidated financial statements.

EURO CONVERSION

       On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency. Following the introduction of the Euro, the local currencies are scheduled to remain legal tender in the participating countries until January 1, 2002. During this transition period, goods and services may be paid for by using either the Euro or the participating country's local currency. Thereafter, the local currencies will be cancelled and the Euro will be used for all transactions by and between the eleven participating members of the European Union. We have implemented systems to begin conducting business with our customers in both the Euro and the respective national currency. Systems and processes that are initially impacted by this dual currency requirement are customer billing and receivables, payroll and cash management activities, including cash collections and disbursements. To accomplish compliance, we are making the necessary systems and process changes and are working with our financial institutions on various cash management issues. We have modified our systems to accommodate recording transactions in the Euro and are commencing recording transactions in the Euro in the eight countries of the European community in which we currently do business.

       We currently believe that the costs associated with implementing and completing the Euro conversion, as well as business and market implications, if any, associated with the Euro conversion, will not be material to our results of operations or financial condition in any year or in the aggregate. The competitive impact of increased cross-border price transparency, however, is uncertain both with respect to products sold by us as well as products and services which we purchase.

        Our ongoing efforts with respect to the Euro conversion, and those of our significant customers and suppliers, including financial institutions may, at some time in the future, reveal as yet unidentified or not fully understood issues that may not be addressable in a timely fashion, or that may cause unexpected competitive or market effects. These issues, if not resolved favorably, could have a material adverse effect on our results of operations or financial condition in the future.

ENVIRONMENTAL MATTERS

       There are a variety of environmental laws around the world regulating the handling, storage, transport and disposal of hazardous materials that do or may create increased costs for some of our operations. In addition, several countries are proposing to require manufacturers to take back, recycle and dispose of products at the end of the equipment's useful life. These laws create increased costs for our operations.

       From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. Under various laws (such as the federal "Superfund" law) and under our obligations concerning operations before the spin-offs, we are overseeing environmental cleanup projects from our pre-spun-off operations and as applicable reimbursing third parties (such as the U.S. Environmental Protection Agency or other responsible parties) for cleanup activities. Under the terms of the Amended and Restated Distribution Agreement, we are obligated to pay one-third of certain environmental liabilities caused by operations before the spin-offs, with VI and VSEA obligated for the balance. The cleanup projects we are overseeing are being conducted under the direction of or in consultation with relevant regulatory agencies. We estimated these cleanup projects will take up to 30 years to complete. As described below, we have accrued a total of $22.3 million to cover our liabilities for these cleanup projects:

           o We have developed a range of potential costs covering a variety of cleanup activities, including three cleanup projects, reimbursements to third parties, project management costs and legal costs. There are, however, various uncertainties in these estimates that make it difficult to develop a best estimate. Our estimate of future costs to complete these cleanup activities ranges from $4.6 million to $14.5 million. For these estimates, we have not discounted the costs to present dollars because of the uncertainties that make it difficult to develop a best estimate and have accrued $4.6 million, which is the amount at the low end of the range.

           o For seven cleanup projects, we have sufficient knowledge to develop better estimates of our future costs. While our estimate of future costs to complete these cleanup projects, including third party claims, ranges from $23.1 million to $52.3 million, our best estimate within that range is $36.0 million. For these projects we have accrued $17.7 million; which is our best estimate of the $36.0 million discounted to present dollars at 4%, net of inflation.

       At September 29, 2000, our reserve for environmental liabilities, based upon future environmental related costs estimated as of that date, was calculated as follows:


                                                                                                     TOTAL
                                                                 RECURRING       NON-RECURRING     ANTICIPATED
                                                                    COSTS            COSTS         FUTURE COSTS
                                                                ---------------  ---------------  ---------------
                                                                             (DOLLARS IN MILLIONS)
       FISCAL YEAR:
       -------------
       2001..................................................   $          1.2   $          1.8   $          3.0
       2002..................................................              1.1              2.4              3.5
       2003..................................................              1.1              0.5              1.6
       2004..................................................              1.1               --              1.1
       2005..................................................              1.1               --              1.1
       Thereafter............................................             28.6              1.7             30.3
                                                                ---------------  ---------------  ---------------
       Total costs...........................................   $         34.2   $          6.4             40.6
                                                                ===============  ===============
       Less imputed interest.................................                                              (18.3)
                                                                                                  ---------------
       Reserve amount........................................                                     $         22.3
                                                                                                  ===============

       When we develop these estimates, we consider the financial strength of other potentially responsible parties. These amounts are, however, only estimates and may be revised in the future as we get more information on these projects. We may also spend more or less than these estimates. Based on current information, we believe that our reserves are adequate. At this time, management believes that it is remote that any single environmental event would have a materially adverse impact on our financial statements in any single fiscal year. We spent $3.5 million (net of amounts borne by VI and VSEA) during fiscal year 2000 on environmental investigation, cleanup and third party claim costs. We spent $1.7 million and $2.9 million in fiscal year 1999 and 1998, respectively, net of amounts that would have been borne by VI and VSEA on similar activities.

       In 1992, we filed a lawsuit against 36 insurance companies for recovery of our environmental investigation, cleanup and third party claim costs. We reached cash settlements with various insurance companies in 1995, 1996, 1997 and 1998. In addition, we have an agreement with an insurance company to pay a portion of our past and future expenditures. As a result of this agreement, we have included a $4.5 million receivable in Other Assets as of September 29, 2000. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a financially viable insurance company. Although we continue to aggressively pursue additional insurance recoveries, we have not reduced our liability in anticipation of recovery from third parties for claims that we made.

       Our present and past facilities have been in operation for many years, and over that time in the course of those operations, these facilities have used substances which are or might be considered hazardous, and we have generated and disposed of wastes which are or might be considered hazardous. Therefore, it is possible that additional environmental issues may arise in the future that we cannot now predict.

CERTAIN FACTORS AFFECTING OUR BUSINESS

       The following factors, in conjunction with the other information included in this Annual Report, should be carefully considered.

IF THE SPIN-OFF OF VI AND VSEA DID NOT QUALIFY AS A TAX-FREE SPIN-OFF, WE COULD INCUR A SIGNIFICANT TAX LIABILITY

       We received a Tax Ruling from the Internal Revenue Service (the "IRS") in connection with the spin-offs to the effect, among other things, that neither VMS nor the holders of Varian common stock would recognize a gain or loss as a result of the spin-offs. Such rulings, while generally binding upon the IRS, are subject to certain factual representations and assumptions. If such factual representations and assumptions were incorrect in any material respect, such ruling would be jeopardized. We are not aware of any facts or circumstances that would cause such representations and assumptions to be untrue. VMS, VI and VSEA have agreed to certain restrictions on their future actions to further assure that the spin-offs will qualify as tax-free.

       If one or both of the April 2, 1999 spin-offs failed to qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986, as amended (the "Code"), then we will recognize a gain equal to the difference between the fair market value of the stock of the non-qualifying company (or companies) and our adjusted tax basis in such stock. If we were to recognize gain on one or both of the spin-offs, such gain and the resulting tax liability likely would be very substantial.

       Section 355(e), which was added to the Code in 1997, generally provides that a company that distributes shares of a subsidiary in a spin-off that is otherwise tax-free will incur federal income tax liability if 50% or more, by vote or value, of the capital stock of either the company making the distribution or the spun-off subsidiary is acquired (a "50% Ownership Shift") by one or more persons acting with a plan or series of related transactions that includes the spin-off. There is a presumption that any acquisition of 50% or more, by vote or value, of the capital stock of the company or the subsidiary that occurs within two years before or after the spin-off is done with a plan that includes the spin-off. However, the presumption may be rebutted by establishing that the spin-off and the acquisition are not part of a plan or series of related transactions. Among the factual representations made by our company to the IRS related to the Tax Ruling is the representation that each of the spin-offs was not part of such a plan or series of related transactions. If VMS, VI or VSEA were to undergo a 50% Ownership Shift, particularly if such 50% Ownership Shift occurred within two years after the date of the spin-offs, there can be no assurance that the IRS will not assert that such ownership shift occurred as part of a plan or series of related transactions and therefore that the spin-offs are taxable under Section 355(e).

       If the spin-offs are taxable solely under Section 355(e), we would recognize a gain equal to the difference between the fair market value of the VSEA and VI common stock and VMS's adjusted tax basis in such stock. However, holders of Varian common stock would not recognize a gain or loss resulting from the spin-offs. If we were to recognize gain on the spin-offs, such gain and the resulting tax liability likely would be very substantial.

       The Tax Sharing Agreement between VMS, VSEA and VI allocates responsibility for the possible corporate tax burden resulting from the spin-offs. Each of the three companies is responsible for any corporate taxes resulting from the spin-offs attributable to action taken or permitted by that entity or its affiliates after the spin-offs. If the spin-offs are found to be taxable but none of VMS, VI and VSEA has done anything to cause the spin-offs to be taxable, each company generally will be liable for one-third of those taxes.

OUR STOCKHOLDER RIGHTS PLAN AND CERTAIN PROVISIONS OF OUR CERTIFICATE OF INCORPORATION MAY DISCOURAGE A TAKE-OVER AND THEREFORE LIMIT THE PRICE OF OUR COMMON STOCK

       We have a stockholder rights plan which, under certain circumstances, would significantly dilute the equity interest in our company of a person (or persons) who is seeking to acquire control of our company without the prior approval of our Board of Directors. Certain provisions of our Certificate of Incorporation may also make more difficult an acquisition of control of our company without the approval of our Board of Directors.

IF THE HEALTH CARE MARKET DOES NOT ACCEPT OUR NEW PRODUCTS, OR IF OUR PRODUCTS BECOME OBSOLETE, OUR REVENUES WILL NOT GROW

       We cannot be sure that any products we develop will gain any significant market acceptance and market share among physicians, patients and health care payors, even if required regulatory approvals are obtained. Market acceptance may depend on a variety of factors, including educating physicians about the use of a new procedure, overcoming physician objections to certain effects of the product or its related treatment regimen and convincing health care payors that the benefits of the product and its related treatment regimen outweigh its costs. When our competitors introduce their products into the market also affects market acceptance and market share of our products. Accordingly, the relative speed with which we can develop products, gain regulatory approval and reimbursement acceptance and supply commercial quantities of the product to the market are expected to be important factors in market acceptance and market participation.

       In addition, rapid change and technological innovation characterize the marketplace for medical products. Our products may therefore become obsolete, whether from long development or government approval cycles or our competitors having developed improved products or processes. In addition, the marketplace could conclude that the task our product was designed to do is no longer an element of a generally accepted diagnostic or treatment regimen. Any development adversely affecting the market for our equipment would result in us having to reduce production volumes or to discontinue manufacturing, which could harm our business, results of operations and financial condition.

IF WE ARE UNABLE TO DEVELOP ENHANCEMENTS AND NEW GENERATIONS OF PRODUCTS, WE MAY BE UNABLE TO ATTRACT OR RETAIN CUSTOMERS

       Rapid and significant technological change, evolving industry standards and new product introductions characterize the market for our products. Many of our products are technologically innovative and require significant planning, design, development and testing at the technological, product and manufacturing process levels. These activities require significant capital commitments and investment on our part.

       New product developments and new business opportunities in the health care industry are inherently risky and unpredictable. These risks include: proof of feasibility; time required from proof of feasibility to routine production; timing and cost of regulatory approvals; inventory overruns caused by phase-in of new products and phase-out of old products; manufacturing, installation, warranty and maintenance cost overruns; customer acceptance and payment; customer demands for retrofits of both new and old products; and competitors' reaction. In addition, the high cost of technological innovation is matched by the rapid and significant change in the technologies governing the products that compete in our market, by the industry standards that may change on short notice, and by the introduction of new products and technologies which may render existing products and technologies uncompetitive. We cannot be sure we will be able to successfully develop, manufacture and phase in new products. Without successful new product introductions, our revenues will likely suffer. Additionally, even if customers accept new products or sales volume increases on new or existing products, the costs associated with making such products available to customers may reduce or prevent us from increasing our operating margins.

OUR FAILURE OR DELAY IN OBTAINING REGULATORY APPROVALS OR OUR FAILURE TO COMPLY WITH APPLICABLE REGULATIONS MAY LIMIT THE PRODUCTS WE CAN SELL OR SUBJECT US TO FINES

       As a manufacturer of medical devices, our products and manufacturing activities are subject to extensive and rigorous government regulation, including the provisions of the FDC Act. Our commercial distribution activities in certain foreign countries are also subject to government regulation. Obtaining FDA market clearances or certifications can be time consuming, expensive and uncertain. We may not obtain the necessary clearances or certifications or obtain them without undue delay. Furthermore, even if we are granted regulatory clearances, the clearances may include significant limitations on the indicated uses of the product. The FDA review process typically requires extended proceedings pertaining to the safety and efficacy of new products, which may delay or hinder a product's timely entry into the marketplace. The FDA and the U.S. Federal Trade Commission also regulate the content of advertising and marketing materials relating to medical devices. The advertising and marketing materials for our products may not always comply with these regulations.

       We are also subject to other federal, state, local and foreign laws, regulations and recommendations relating to medical devices, safe working conditions and laboratory and manufacturing practices. If we do not comply with applicable regulatory requirements, it can result in, among other things, fines, suspensions of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. In addition, changes in existing regulations or adoption of new regulations could affect the timing of, or prevent us from obtaining, future regulatory approvals. Government regulation also may delay for a considerable period of time or prevent the marketing and full commercialization of future products or services that we may develop, and/or impose costly requirements on our business. There can also be no assurance that additional regulations will not be adopted or current regulations amended in such a manner as will materially adversely affect our business.

HEALTH CARE REFORMS AND CHANGES TO THIRD PARTY REIMBURSEMENTS FOR RADIATION ONCOLOGY SERVICES MAY AFFECT DEMAND FOR OUR PRODUCTS

       The U.S. government has in the past, and may in the future, consider (and certain state and local as well as a number of foreign governments are considering or have adopted) health care policies intended to curb rising health care costs. These policies include rationing of government-funded reimbursement for health care services and imposing price controls on medical products and services providers. We cannot predict what health care reform legislation or regulation, if any, will be enacted in the United States or elsewhere. Significant changes in the health care systems in the United States or elsewhere would likely have a significant impact on the demand for our products and services and the way we conduct business. We are unable to predict whether such proposals will be enacted, whether other health care legislation or regulation affecting our business may be proposed or enacted in the future, or what effect any such legislation or regulation would have on our business, financial condition and results of operations.

       In addition, sales of certain of our products indirectly depend on whether adequate reimbursement is available to our customers for the treatment provided by those products from third-party health care payors, such as government and private insurance plans, health maintenance organizations and preferred provider organizations. The availability of such reimbursement affects our customers' decisions to purchase capital equipment. Third-party payors are increasingly challenging the pricing of medical procedures or limiting or prohibiting reimbursement for certain services or devices or through other means, and we cannot be sure that they will reimburse our customers at levels sufficient to enable us to achieve or maintain sales and price levels for our products. Without adequate support from third-party payors, the market for our products may be limited. There is no uniform policy on reimbursement among third-party payors, nor are there any assurances that procedures using our products will qualify for reimbursement from third-party payors. Foreign countries also have their own health care reimbursement systems, and there can be no assurance that third-party reimbursement will be made available with respect to our products under any foreign reimbursement system.

       Specifically, recent changes in Medicare reimbursement for hospital outpatient services and physician fee schedules were implemented under the Balanced Budget Act of 1997 (as amended by the Balanced Budget Refinement Act of
1999), which could have a positive or negative impact on reimbursement for radiation oncology services and may affect the demand for our products. Furthermore, legislative proposals to reform government health care insurance programs, including the Medicare and Medicaid programs, could significantly impact the purchase of health care services and products and affect demand for our products. We are unable to predict whether such proposals will be enacted, whether other health care legislation or regulation affecting our business may be proposed or enacted in the future, or what effect any such legislation or regulation would have on our business, financial condition and results of operations.

BECAUSE OUR PRODUCTS INVOLVE THE DELIVERY OF RADIATION AND DIAGNOSTIC IMAGING OF THE HUMAN BODY, PRODUCT DEFECTS MAY RESULT IN MATERIAL PRODUCT LIABILITY CLAIMS THAT COULD HARM FUTURE SALES AND FORCE US TO PAY MATERIAL UNINSURED CLAIMS

       The tolerance for error in the design, manufacture or use of our systems may be small or nonexistent. If a system we designed or manufactured is defective, whether due to design or manufacturing defects, improper use of the system or other reasons, the system may need to be recalled, possibly at our expense. Furthermore, the adverse effect of a product recall might not be limited to the cost of the recall. For example, a product recall could cause applicable regulatory authorities to investigate us as well as cause other customers to review and potentially terminate their relationships with us. Recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in our incurring substantial costs, losing revenues and loss of reputation, each of which could harm our business, results of operations and financial condition.

       Our business exposes us to potential product liability claims that are inherent in the manufacture and sale of medical devices. Because our products involve the delivery of radiation to the human body or are involved in diagnostic imaging of the human body, the possibility for significant injury and/or death exists. As such, we may face substantial liability to patients for damages resulting from the faulty design, manufacture and servicing of our products.

       We have historically maintained limited product liability insurance coverage in an amount we deem sufficient for each of our businesses. These product liability insurance policies are expensive and have deductible amounts and self-insured retentions. In the future, it may not be on acceptable terms or in sufficient amounts, if at all. We cannot give assurance that the insurance coverage we obtained is adequate. A successful claim brought against us in excess of our insurance coverage or any material claim for which insurance coverage is denied or limited and for which indemnification is not available could harm our business, results of operations and financial condition.

       On December 5, 1997, we purchased General Electric's Radiotherapy Service Business (the "RS Business"). In connection with that transaction, we agreed to assume liability for certain product defects and personal injury matters that might arise from RS Business products, and obtained limited insurance for these matters. The insurance provides that in each annual period we are responsible for the first $5,000,000 of expenses or liabilities related to any such claims. As of fiscal year end 2000, one claim has been asserted related to these RS Business products for which we may have an indemnity obligation and we have received, and will continue to monitor, information regarding other potential claims, none of which, to our knowledge, have been asserted against us.

WE UTILIZE DISTRIBUTORS FOR A PORTION OF OUR SALES, THE LOSS OF WHICH COULD HARM OUR RESULTS, AS COULD CONTINUED CONSOLIDATION IN THE MARKET FOR X-RAY TUBES

       We have significant strategic relationships with a number of key distributors principally in foreign countries. If these strategic relationships are terminated and not replaced, it could adversely harm us. We have noticed a trend toward consolidation in the OEM markets of our x-ray tubes business over the past few years. The ongoing consolidation of customers who purchase our x-ray tube products, including the consolidation of such customers into companies that already manufacture x-ray tubes, may lead to more variability in our operating results and could harm our business, operating results, and financial condition.

FLUCTUATIONS IN OUR OPERATING RESULTS MAY CAUSE OUR STOCK PRICE TO BE VOLATILE, WHICH COULD CAUSE LOSSES TO OUR STOCKHOLDERS

       We have and expect in the future to experience fluctuations in our operating results. The timing and amount of revenues are subject to a number of factors that make it difficult to estimate revenues and operational results prior to the end of any quarter. Many of our products require significant capital expenditures, and the timing of sales of these products could affect our quarterly earnings. A delay in a shipment in any quarter due, for example, to unanticipated construction delays, cancellations by customers or unexpected manufacturing difficulties, may cause sales in that quarter to fall significantly below our expectations and may therefore adversely affect our operating results for that quarter. Because some of our sales are quite large in dollar amounts, an unexpected change in a customer's financial solvency or ability to obtain financing for capital expenditures may also harm sales. Furthermore, our quarterly operating results may also vary significantly depending on a number of other factors, including changes in our pricing or our competitors' pricing, discount levels, seasonality of revenue, foreign currency exchange rates, the mix of products sold, the timing of the announcement, introduction and delivery of new product enhancements by us and by our competitors, and general economic conditions. Because certain of our operating expenses are based on anticipated capacity levels and a high percentage of such expenses are fixed for the short term, a small variation in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter. Any of these factors may harm our results. In addition, our orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues as the timing of such revenues is dependent upon completion of customer site preparation and construction, installation scheduling, customer capital budgeting and financing, receipt of applicable regulatory approvals and other factors. Accordingly, there can be no assurance if or when the orders will mature into revenue. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

OUR MARKET IS HIGHLY COMPETITIVE AND WE MAY LOSE MARKET SHARE TO COMPANIES WITH GREATER RESOURCES OR WHO ARE ABLE TO DEVELOP MORE EFFECTIVE TECHNOLOGIES OR COULD BE FORCED TO REDUCE OUR PRICES

       The markets we serve are characterized by rapidly evolving technology, intense competition and pricing pressure. There are a number of companies that currently offer, or are in the process of developing, products that compete with the products we offer. Our products and services compete with those of a substantial number of foreign and domestic companies, some with greater resources, financial or otherwise, than we have, and the rapid technological changes occurring in our markets are expected to lead to the entry of new competitors. Our ability to anticipate technological changes and introduce enhanced products on a timely basis will be a significant factor in our ability to expand and remain competitive. Existing competitors' actions and new entrants may have an adverse impact on our sales and profitability. These competitors could develop technologies and products that are more effective than those we currently use or market or that could render our products obsolete or noncompetitive.

OUR HIGH PERCENTAGE OF INTERNATIONAL SALES MAKES THOSE SALES SUBJECT TO VARIABILITY THAT WE NO NOT FACE DOMESTICALLY

       We conduct business globally. International sales accounted for approximately 43%, 54% and 55% of sales in fiscal years 2000, 1999 and 1998, respectively. As a result, we must provide significant service and support on a worldwide basis. We have manufacturing and research operations in England, Switzerland, Finland and France as well as sales and service offices located throughout Europe, Asia, Latin America and Australia. We have invested substantial financial and management resources to develop an international infrastructure to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will able to compete successfully in the international market or meet the service and support needs of such customers. International sales are subject to a number of risks, including the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade; fluctuations in exchange rates may affect product demand and adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services is made in the local currency; U.S. export licenses may be difficult to obtain; and the protection of intellectual property in foreign countries may be more difficult to enforce.

OUR RESULTS MAY BE HARMED BY SHIFTS IN EXHANGE RATES

       We sell our products internationally and are subject to market risk due to fluctuations in foreign currency exchange rates. We manage this risk through established policies and procedures that include the use of derivative financial instruments. We have historically entered into forward exchange contracts to mitigate the effects of operational (sales orders and purchase commitments) and balance sheet exposures to fluctuations in foreign currency exchange rates. Our forward exchange contracts generally range from one to three months in original maturity, and no forward exchange contract has an original maturity greater than one year. At September 29, 2000, we had forward exchange contracts to sell foreign currencies totaling $129.3 million and to buy foreign currencies totaling $30.5 million.

       SFAS 133 requires derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. The statement, as amended by SFAS 137, is effective for us beginning the first quarter of fiscal year 2001. Upon adoption of SFAS 133, as amended, we will continue to sell product throughout the world in foreign currencies and will continue our policy of hedging foreign currency exposures that result from international sales backlog with forward exchange contracts. Although we engage in hedging transactions that may offset the effect of fluctuations in foreign currency exchange rates, financial exposure may nonetheless result, primarily from the timing of transactions, from the effectiveness of the hedges (measured by how closely the changes in fair value of the hedging instrument offset the changes in fair value of the hedged item), from forecast volatility and from the movement of exchange rates. In addition, any significant changes in the exchange rates and/or the political, regulatory or economic environment where we conduct international operations may have a material impact on our revenues and profits.

IF WE ARE NOT ABLE TO PROTECT OUR INTELLECTUAL PROPERTY, OUR COMPETITIVE ADVANTAGES WILL BE REDUCED

       We place considerable importance on obtaining and maintaining copyright and trade secret protection for significant new technologies, products and processes because of the length of time and expense associated with bringing new products through the development process and to the marketplace.

       We file applications as appropriate for patents covering new products and manufacturing processes. We cannot be sure, however, that patents now owned or patents that will issue from any pending or future patent applications owned by, or licensed to, VMS, or that the claims allowed under any issued patents, will be sufficiently broad to protect our technology position against competitors. In addition, issued patents owned by, or licensed to, VMS may be challenged, invalidated or circumvented, or the rights granted under the patent may not provide us with competitive advantages. We could incur substantial costs and diversion of management resources if we have to defend our business in suits brought against us or in suits in which we may assert our patent rights against others. An unfavorable outcome to any such litigation could harm us. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

       We may also not be aware of pending or issued patents held by parties not affiliated with us that relate to our products or technologies. If a claim relating to proprietary technology or information is asserted against us, we may need to acquire licenses to, or contest the validity of, a competitor's proprietary technology. There can be no assurance that any license required under any such competitor's proprietary technology would be made available on acceptable terms or that we would prevail in any such contest. If the outcome of any such contest is unfavorable to us, it could materially adversely affect our business and results of operations. From time to time, we have received notices from, and have issued notices to, third parties alleging infringement of patent or other intellectual property rights relating to their products. Such claims are often, but not always, settled by mutual agreement satisfactorily without litigation.

       We rely on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our proprietary rights. There can be no assurance that such protections will prove adequate and that contractual agreements will not be breached, that we will have adequate remedies for any such breaches, or that our trade secrets will not otherwise become known to or independently developed by others. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. There can be no assurance that our trademarks will not be used by unauthorized third parties. We also have agreements with third parties that provide for licensing of patented or proprietary technology. These agreements include royalty-bearing licenses and technology cross-licenses.

THE NATURE OF OUR BUSINESS EXPOSES US TO ENVIRONMENTAL CLAIMS OR CLEANUP EXPENSES, WHICH COULD CAUSE US TO PAY SIGNIFICANT AMOUNTS

       For a discussion of environmental matters, see "--Environmental Matters."

SINCE WE DEPEND UPON A LIMITED GROUP OF SUPPLIERS, OUR LOSS OF A SUPPLIER COULD REDUCE OUR ABILITY TO MANUFACTURE PRODUCTS OR INCREASE OUR COSTS

       We obtain certain of the components and subassemblies included in our products from a limited group of suppliers, or in some cases a single-source supplier, including the source wires for high-dose afterloaders, klystrons for linear accelerators, solid state imaging panels and specialized integrated circuits for imaging subassemblies. If we lose of any of these suppliers (including any single-source supplier), we would be required to obtain one or more replacement suppliers as well as potentially requiring a significant level of product development to incorporate new parts into our products. We believe that we may be able to obtain alternative sources for such components when necessary, although the need to change suppliers or to alternate between suppliers might cause material delays in delivery or significantly increase costs. Although we have obtained limited insurance to protect against business interruption loss, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. Although we seek to reduce our dependence on these limited-source suppliers, disruptions or loss of certain of these sources, including the ones referenced above, could have a material adverse effect on our business and results of operations and could result in damage to customer relationships.

WE MAY NOT BE ABLE TO MAINTAIN AND EXPAND OUR BUSINESS IF WE ARE NOT ABLE TO RETAIN, HIRE AND INTEGRATE SUFFICIENT QUALIFIED PERSONNEL

       Our future success depends to a significant extent on the continued service of certain of our key executive, technical, sales, marketing and engineering personnel. It also depends on our ability to attract, expand, integrate train and retain our management team, qualified engineering personnel and technical personnel. The loss of services of key employees could adversely affect our business, operating results or financial condition. Competition for such personnel is intense, particularly in the labor markets around our facilities in Palo Alto, California and Salt Lake City, Utah. If we fail to hire, train or retain qualified personnel, we will not be able to maintain and expand our business.

THE LOCATION OF SOME OF OUR FACILITIES SUBJECTS US TO THE RISK OF EARTHQUAKES

       We conduct a portion of our activities including manufacturing, administration and data processing at facilities located in seismically active areas that have experienced major earthquakes in the past. We carry limited earthquake insurance on our facilities. However, such coverage may not be adequate or continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting our facilities, our operations and our operating results could be adversely affected.

CONVERSION TO THE EURO AFFECTS VARIOUS ASPECTS OF OUR BUSINESS

       On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency. Following the introduction of the Euro, the local currencies are scheduled to remain legal tender in the participating countries until January 1 2002. During this transition period, goods and services may be paid for by using either the Euro or the participating country's local currency. Thereafter, the local currencies will be cancelled and the Euro will be used for all transactions by and between the eleven participating members of the European Union. Our ability to convert our software applications to support Euro requirements, implement sales documentation, quotations, price lists and catalogs, contracts, accounting and tax records and related historical documents in the Euro over the required time periods, and associated costs of accomplishing these actions, could have a material adverse affect on our business and results of operations and could damage customer relationships. Additionally, competitive impact of cross-border price transparency resulting from product pricing in a common currency in multiple European countries could adversely affect margins on sales to customers in those countries.

CHANGES TO ACCOUNTING STANDARDS AND RULES COULD EITHER DELAY OUR RECOGNITION OF REVENUES OR REDUCE THE AMOUNT OF REVENUES THAT WE MAY RECOGNIZE AT A SPECIFIC TIME, DEFERRING OR REDUCING OUR PROFITABILITY

       Recent actions and comments from the SEC have focused on the integrity of financial reporting. In addition, the FASB and other regulatory accounting agencies have recently introduced several new or proposed accounting standards, some of which represent a significant change from current industry practices. For example, in December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. In response to numerous requests for interpretive guidance of SAB 101, the effective date of the standard has been delayed twice. We currently expect SAB 101 to become effective in the fourth quarter of fiscal 2001. In October 2000, the SEC released written guidance to assist with implementing this staff accounting bulletin. We are in the process of determining the impact of its adoption. The adoption of SAB 101 may have a material effect on our reported revenues and results of operations for any particular quarter.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       We are exposed to two primary types of market risks: foreign currency exchange rate risk and interest rate risk.

FOREIGN CURRENCY EXCHANGE

       As a global concern, we are exposed to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposures related to non-U.S. dollar denominated sales and purchases throughout Europe, Asia and Australia. On January 1, 1999, eleven of the fifteen member countries of the European Monetary Union adopted the Euro as their common legal currency. Following the introduction of the Euro, the local currencies of the participating countries are scheduled to remain legal tender until June 30, 2002. During this transition period, goods and services may be paid for in either Euro or the participating country's local currencies. Thereafter, only the Euro will be the legal tender in the participating countries. We continue to evaluate, among other issues, the impact of the Euro conversion on our foreign currency exposure. Based on the evaluation to date, we do not expect the Euro conversion to create any change in currency exposure due to our existing hedging practices.

       We hedge the currency exposures associated with certain assets and liabilities denominated in non-functional currencies and with anticipated foreign currency cash flows. We do not enter into forward exchange contracts for trading purposes. We intend our hedging activity to offset the impact of currency fluctuations on certain anticipated foreign currency cash flows and certain non-functional currency assets and liabilities. Our success, however, depends upon estimating balance sheets denominated in various currencies. If forecasts are overstated or understated during periods when currency is volatile, we could experience unanticipated currency gains or losses. Our forward exchange contracts generally range from one to three months in original maturity. We do not have any forward exchange contract with an original maturity greater than one year. Forward exchange contracts outstanding, their unrealized gains or losses and their fair values as of the fiscal year-end 2000 are summarized as follows:


                                                                    FISCAL YEAR-END 2000
                                             -------------------------------------------------------------------
                                               NOTIONAL          NOTIONAL
                                                 VALUE            VALUE            UNREALIZED          FAIR
                                                 SOLD           PURCHASED         GAIN/(LOSS)          VALUE
                                             --------------   ---------------   -----------------   ------------
                                                                   (DOLLARS IN MILLIONS)
Australian dollar.........................   $         7.1    $          1.3    $            0.1    $       0.3
Brazilian real............................              --               0.7                  --             --
British pound.............................            18.0               3.9                 0.8            0.7
Canadian dollar...........................            19.5               2.7                  --            0.1
Danish krona..............................             0.7               2.2                  --             --
Euro dollar...............................            62.2               8.6                 1.0            1.5
Japanese yen..............................            14.4               1.7                  --            0.2
Swedish krona.............................             3.2                --                  --             --
Swiss franc...............................             2.5               9.4                  --             --
Thailand baht.............................             1.7                --                 0.1             --
                                             --------------   ---------------   -----------------   ------------
     Totals...............................   $       129.3    $         30.5    $            2.0    $       2.8
                                             ==============   ===============   =================   ============

       The fair value of forward exchange contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. The notional amounts of forward exchange contracts are not a measure of our exposure.

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

       The fair value of our investment portfolio or related income would not be significantly impacted by interest rates since the investment maturities are short. Our long-term debt of $58.5 million at September 29, 2000 carries a weighted average fixed interest rate of 6.82% per annum with principal payments due in various installments over a ten-year period, beginning in 2005. Our notes payable to bank of $0.6 million carry a weighted average fixed interest rate of 5.56% per annum with principal payable semiannually through January 2003.

       The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents and debt obligations.


                                                                 FISCAL YEAR ENDING
                                      --------------------------------------------------------------------------
                                       2001       2002       2003      2004       2005     THEREAFTER    TOTAL
                                      --------   --------  ---------  --------  ---------  -----------  --------
                                                                (DOLLARS IN MILLIONS)
Assets..............................
   Cash and cash equivalents........  $  83.3         --         --        --         --           --   $  83.3
   Average interest rate............     5.56 %                                                            5.56 %

Liabilities.........................
   Notes payable....................  $   0.6         --         --        --         --           --   $   0.6
   Average interest rate............     5.56 %       --         --        --         --           --      5.56 %

   Long-term debt...................       --         --         --        --   $    5.3   $     53.2   $  58.5
   Average interest rate............       --         --         --        --       6.82 %       6.82 %    6.82 %


       The estimated fair value of our cash and cash equivalents (the majority of which was held abroad at September 29, 2000 and would be subject to additional taxation if it was repatriated in the U.S.) approximates the principal amounts reflected above based on the short maturities of these financial instruments.

       The fair value of our long-term debt is estimated based on the current rates available to us for debt of similar terms and remaining maturities. Under this method, the fair value of our long-term debt is estimated to be $56.5 million. We determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, it requires considerable judgment in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented is not necessarily indicative of the amount that we or holders of the instrument could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this item with respect to the Company's executive officers is set forth in Item 1 of this report. The balance of the information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders under the captions "Election of Directors" and "Stock Ownership--Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.      EXECUTIVE COMPENSATION

       The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders under the caption "Compensation of Directors and the Named Executive Officers."

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders under the caption "Stock Ownership--Beneficial Ownership of Certain Stockholders and Executive Officers."

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders under the captions "Compensation of Directors and the Named Executive Officers--Certain Transactions" and "Change in Control Agreements."

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)   The following documents are filed as part of this report:

             (1) Consolidated Financial Statements: (see index on page F-1 of this report)

                   o Report of Independent Accountants

                   o Consolidated Statements of Earnings

                   o Consolidated Balance Sheets

                   o Consolidated Statements of Stockholders' Equity

                   o Consolidated Statements of Cash Flows

                   o Notes to the Consolidated Financial Statements

             (2) Consolidated Financial Statement Schedule: (see index on page F-1 of this report)

       The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2000, 1999 and 1998 is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries.

              SCHEDULE
              --------
                 II                  Valuation and Qualifying Accounts

       All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

             (3) Exhibits:

                  See attached Exhibit Index.

       (b) The Company filed no reports on Form 8-K during the fourth quarter of fiscal 2000.

                                   SIGNATURES

       PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

       Dated: December 8, 2000

                                                    VARIAN MEDICAL SYSTEMS, INC.


                                         By:         /s/ Elisha W. Finney
                                            ------------------------------------
                                                         Elisha W. Finney
                                                    Vice President, Finance and
                                                      Chief Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


           SIGNATURE                           CAPACITY                                   DATE
           ---------                           --------                                   ----
      /s/ Richard M. Levy           President and Chief Executive                      December 8, 2000
---------------------------------   Officer (Principal Executive
        RICHARD M. LEVY             Officer)

      /s/ Elisha W. Finney          Vice President, Finance and                        December 8, 2000
---------------------------------   Chief Financial Officer
        ELISHA W. FINNEY            (Principal Financial Officer)

    /s/ Crisanto C. Raimundo        Controller (Principal                              December 8, 2000
---------------------------------   Accounting Officer)
      CRISANTO C. RAIMUNDO


JOHN SEELY BROWN*                   Director
SAMUEL HELLMAN*                     Director
TERRY R. LAUTENBACH*                Director
DAVID W. MARTIN, JR.*               Director
BURTON RICHTER*                     Director
RICHARD W. VIESER*                  Director


      *By    /s/ Elisha W. Finney                                                      December 8, 2000
             --------------------
                 ELISHA W. FINNEY
                 Attorney-in-Fact

              VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

                                    FORM 10-K

                   INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

       The following financial statements of the registrant and its subsidiaries are required to be included in Item 8:

                                                                            PAGE
                                                                            ----
Report of Independent Accountants..........................................  F-2
Consolidated Statements of Earnings........................................  F-3
Consolidated Balance Sheets................................................  F-4
Consolidated Statements of Stockholders' Equity............................  F-5
Consolidated Statements of Cash Flows......................................  F-6
Notes to the Consolidated Financial Statements.............................  F-7


       The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2000, 1999 and 1998 is filed as a part of this report as required to be included in Item 14(a) and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

SCHEDULE                                                                    PAGE
--------                                                                    ----
       II Valuation and Qualifying Accounts................................ F-25

       All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

                          VARIAN MEDICAL SYSTEMS, INC.
                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Varian Medical Systems, Inc.:



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 40 present fairly, in all material respects, the financial position of Varian Medical Systems, Inc. and its subsidiaries at September 29, 2000 and October 1, 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 40 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                                  /s/ PRICEWATERHOUSECOOPERS LLP
                                                  ------------------------------
                                                      PricewaterhouseCoopers LLP



San Jose, California
November 9, 2000

                 VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                                        FISCAL YEARS
                                                                            -------------------------------------
                                                                               2000         1999         1998
                                                                            -----------  -----------  -----------
                                                                                   (AMOUNTS IN THOUSANDS,
                                                                                 EXCEPT PER SHARE AMOUNTS)
Sales....................................................................   $  689,700   $  590,440   $  541,461
                                                                            -----------  -----------  -----------
Operating Costs and Expenses
     Cost of sales.......................................................      432,603      380,435      346,298
     Research and development............................................       42,083       39,895       39,255
     Selling, general and administrative.................................      125,107      116,131      117,528
     Reorganization......................................................          227       29,668           --
     Acquisition-related expenses........................................        1,977           --           --
                                                                            -----------  -----------  -----------
     Total Operating Costs and Expenses..................................      601,997      566,129      503,081
                                                                            -----------  -----------  -----------
Operating Earnings.......................................................       87,703       24,311       38,380
     Interest expense....................................................       (5,161)      (9,980)      (8,835)
     Interest income.....................................................        2,333        3,908        6,418
                                                                            -----------  -----------  -----------
Earnings from Continuing Operations Before Taxes.........................       84,875       18,239       35,963
     Taxes on earnings...................................................       31,826       10,021        9,819
                                                                            -----------  -----------  -----------
Earnings from Continuing Operations......................................       53,049        8,218       26,144
Earnings (Loss) from Discontinued Operations--Net of Taxes................          --      (32,456)      47,696
                                                                            -----------  -----------  -----------
Net Earnings (Loss)......................................................   $   53,049   $  (24,238)  $   73,840
                                                                            ===========  ===========  ===========
Average Shares Outstanding--Basic.........................................      31,104       30,219       29,910
                                                                            ===========  ===========  ===========
Average Shares Outstanding--Diluted.......................................      32,432       30,527       30,419
                                                                            ===========  ===========  ===========
Net Earnings (Loss) Per Share--Basic
     Continuing Operations...............................................   $     1.71   $     0.27   $     0.87
     Discontinued Operations.............................................           --        (1.07)        1.60
                                                                            -----------  -----------  -----------
           Net Earnings (Loss) Per Share--Basic...........................   $    1.71   $    (0.80)  $     2.47
                                                                            ===========  ===========  ===========
Net Earnings (Loss) Per Share--Diluted
     Continuing Operations...............................................   $     1.64   $     0.27   $     0.86
     Discontinued Operations.............................................           --        (1.06)        1.57
                                                                            -----------  -----------  -----------
           Net Earnings (Loss) Per Share--Diluted.........................  $     1.64   $    (0.79)  $     2.43
                                                                            ===========  ===========  ===========


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

              VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                              FISCAL YEAR-END
                                                                                         ---------------------------
                                                                                         SEPTEMBER 29,  OCTOBER 1,
                                                                                              2000        1999
                                                                                         -------------  ------------
                                                                                           (DOLLARS IN THOUSANDS,
                                                                                             EXCEPT PAR VALUES)
                                        ASSETS
Current Assets
     Cash and cash equivalents........................................................   $     83,321   $    25,126
     Accounts receivable, net.........................................................        226,442       233,785
     Inventories......................................................................         92,482        78,324
     Other current assets.............................................................         48,343        45,011
                                                                                         -------------  ------------
            Total Current Assets......................................................        450,588       382,246
                                                                                         -------------  ------------
Property, Plant and Equipment.........................................................        206,614       200,386
     Accumulated depreciation and amortization........................................       (126,515)     (120,138)
                                                                                         -------------  ------------
            Net Property, Plant and Equipment.........................................         80,099        80,248
                                                                                         -------------  ------------
Other Assets..........................................................................         71,863        76,689
                                                                                         -------------  ------------
            Total Assets..............................................................   $    602,550   $   539,183
                                                                                         =============  ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Notes payable....................................................................   $        616   $    35,587
     Accounts payable--trade...........................................................        41,351        40,141
     Accrued expenses.................................................................        128,391       121,165
     Product warranty.................................................................         19,975        18,152
     Advance payments from customers..................................................         59,563        54,757
                                                                                         -------------  ------------
            Total Current Liabilities.................................................        249,896       269,802
Long-Term Accrued Expenses............................................................         23,795        25,890
Long-Term Debt........................................................................         58,500        58,500
                                                                                         -------------  ------------
            Total Liabilities.........................................................        332,191       354,192
                                                                                         -------------  ------------
Commitments and Contingencies
Stockholders' Equity..................................................................
     Preferred stock..................................................................
         Authorized 1,000,000 shares, par value $1, issued and outstanding none.......             --            --
     Common stock.....................................................................
         Authorized 99,000,000 shares, par value $1, issued and outstanding
         31,769,000 shares at September 29, 2000 and 30,563,000 shares at
         October 1, 1999..............................................................         31,769        30,563
     Capital in excess of par value...................................................         50,869        20,185
     Retained earnings................................................................        187,721       134,243
                                                                                         -------------  ------------
            Total Stockholders' Equity................................................        270,359       184,991
                                                                                         -------------  ------------
            Total Liabilities and Stockholders' Equity................................   $    602,550   $   539,183
                                                                                         =============  ============


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                  CAPITAL IN
                                                COMMON STOCK       EXCESS OF              TREASURY
                                            ---------------------    PAR       RETAINED   STOCK AT
                                             SHARES     AMOUNT      VALUE      EARNINGS     COST         TOTAL
                                            ---------  ---------- ----------  ----------- ----------  -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCES, FISCAL YEAR-END, 1997...........    30,108   $  30,108  $      --   $  494,469  $      --   $  524,577
Net earnings for the year.................        --          --         --       73,840         --       73,840
Issuance of stock under omnibus stock,
   stock option, and employee stock
   purchase plans (including tax benefit
   of $5,321).............................       646         646     24,407           --         --       25,053
Purchase of common stock..................        --          --         --           --    (54,276)     (54,276)
Retirement of treasury stock..............    (1,011)     (1,011)   (24,407)     (28,858)    54,276           --
Dividends declared ($0.39 per share)......        --          --         --      (11,649)        --      (11,649)
                                            ---------  ---------- ----------  ----------- ----------  -----------
BALANCES, FISCAL YEAR-END, 1998...........    29,743      29,743         --      527,802         --      557,545
Net loss for the year.....................        --          --         --      (24,238)        --      (24,238)
Issuance of stock under omnibus stock,
   stock option, and employee stock
   purchase plans (including tax benefit
   of $5,338).............................       820         820     20,185           --         --       21,005
Dividends declared ($0.10 per share)......        --          --         --       (2,991)        --       (2,991)
Spin Distribution.........................        --          --         --     (366,330)        --     (366,330)
                                            ---------  ---------- ----------  ----------- ----------  -----------
BALANCES, FISCAL YEAR-END, 1999...........    30,563      30,563     20,185      134,243         --      184,991
Net earnings for the year.................        --          --         --       53,049         --       53,049
Issuance of stock under omnibus stock,
   stock option, and employee stock
   purchase plans (including tax benefit
   of $7,970).............................     1,206       1,206     30,494           --         --       31,700
Non-cash stock-based compensation.........        --          --        190           --         --          190
Spin Distribution.........................        --          --         --          429         --          429
                                            ---------  ---------- ----------  ----------- ----------  -----------
BALANCES, FISCAL YEAR-END, 2000...........    31,769   $  31,769  $  50,869   $  187,721  $      --   $  270,359
                                            =========  ========== ==========  =========== ==========  ===========


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                 VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       FISCAL YEARS
                                                                            ------------------------------------
                                                                               2000         1999        1998
                                                                            -----------  ----------- -----------
                                                                                  (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net Cash Provided/(Used) by Operating Activities.........................   $   83,839   $  (33,557) $  127,753
                                                                            -----------  ----------- -----------
INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment......................        1,786       54,260       2,321
Purchase of property, plant and equipment................................      (19,234)     (39,402)    (46,954)
Purchase of businesses, net of cash acquired.............................           --       (5,849)   (105,470)
Other, net...............................................................       (4,124)       3,851       7,035
                                                                            -----------  ----------- -----------
             Net Cash (Used)/Provided by Investing Activities............      (21,572)      12,860    (143,068)
                                                                            -----------  ----------- -----------
FINANCING ACTIVITIES
Net (repayments)/borrowings on short-term obligations....................      (34,971)      11,253      27,624
Proceeds from long-term borrowings.......................................           --           --      38,000
Principal payments on long-term debt.....................................           --      (12,138)        (96)
Proceeds from common stock issued to employees...........................       23,730       15,667      19,732
Purchase of common stock.................................................           --           --     (54,276)
Dividends paid...........................................................           --       (2,991)    (14,348)
Cash distributed in spin-off of businesses...............................           --     (119,273)         --
Other, net...............................................................           --        2,792       2,692
                                                                            -----------  ----------- -----------
             Net Cash (Used)/Provided by Financing Activities............      (11,241)    (104,690)     19,328
                                                                            -----------  ----------- -----------
Effects of Exchange Rate Changes on Cash.................................        7,169          846       3,356
                                                                            -----------  ----------- -----------
       Net Increase (Decrease) in Cash and Cash Equivalents..............       58,195     (124,541)      7,369
       Cash and Cash Equivalents at Beginning of Fiscal Year.............       25,126      149,667     142,298
                                                                            -----------  ----------- -----------
       Cash and Cash Equivalents at End of Fiscal Year...................   $   83,321   $   25,126  $  149,667
                                                                            ===========  =========== ===========
DETAIL OF NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES
Net Earnings/(Loss)......................................................   $   53,049   $  (24,238) $   73,840
Adjustments to reconcile net earnings/(loss) to net cash provided/(used)
   by operating activities:
      Depreciation.......................................................       17,794       30,879      42,663
      Allowances for doubtful accounts...................................        1,142        2,704       3,020
      Loss/(gain) from sale of assets....................................           73      (30,565)         62
      Amortization of intangibles........................................        4,162        6,519       4,993
      Deferred taxes.....................................................       (1,062)     (20,850)     (5,166)
      Non-cash stock-based compensation..................................          190           --          --
      Changes in assets and liabilities:
           Accounts receivable...........................................       (8,802)     (32,600)     30,770
           Inventories...................................................      (14,158)       3,295     (18,098)
           Other current assets..........................................        1,811      (14,098)     (2,458)
           Accounts payable--trade........................................       3,121        6,558     (16,728)
           Accrued expenses..............................................       12,192       23,097      (3,671)
           Product warranty..............................................        2,000       (2,961)      2,061
           Advance payments from customers...............................        5,938       13,319         186
           Long-term accrued expenses....................................       (2,095)      (3,056)      9,019
           Tax benefits from employee stock option plan..................        7,970        5,338       5,321
       Other.............................................................          514        3,102       1,939
                                                                            -----------  ----------- -----------
       Net Cash Provided/(Used) by Operating Activities..................   $   83,839   $  (33,557) $  127,753
                                                                            ===========  =========== ===========


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

             VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       FISCAL YEAR

       The Company's fiscal years reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal years 2000 and 1999 comprised the 52-week periods ended on September 29, 2000 and October 1, 1999, respectively. Fiscal year 1998 comprised the 53-week period ended on October 2, 1998.

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

       In fiscal year 1999, the Company reported results of operations pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Accordingly, the Company reclassified its fiscal year 1999 and fiscal year 1998 consolidated financial statements to reflect the dispositions of VI and VSEA. The net operating results of VI and VSEA have been reported, net of applicable income taxes, as "Earnings (Loss) from Discontinued Operations."

             VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       In the fiscal year 1999 results of operations, the Company recorded a loss on disposition pertaining to VI and VSEA of $5.5 million (net of income taxes of $3.0 million). The loss on disposition related to employee relocation, severance, retention, and other payroll costs directly associated with the disposition of VI and VSEA.

       Summarized information for discontinued operations, excluding the above loss on disposition, is as follows (dollars in millions):

                                                   FISCAL YEARS
                                         ----------------------------------
                                            2000        1999        1998
                                         ----------  ----------  ----------
       Sales...........................  $      --   $   375.7   $   880.7
                                         ==========  ==========  ==========
       Earnings (Loss) before Taxes....  $      --   $   (39.5)  $    76.8
                                         ==========  ==========  ==========
       Net Earnings (Loss).............  $      --   $   (27.0)  $    47.7
                                         ==========  ==========  ==========

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

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities.

       FOREIGN CURRENCY TRANSLATION

       For non-U.S. operations, the U.S. dollar is the functional currency. Monetary assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates. Non-monetary assets such as inventories and property, plant and equipment are translated at historical rates. Income and expense items are translated at effective rates of exchange prevailing during each year, except that inventories and depreciation charged to operations are translated at historical rates. The aggregate exchange loss included in selling, general and administrative expenses for 2000, 1999 and 1998 was $1.8 million, $4.4 million and $2.2 million, respectively.

       REVENUE RECOGNITION

       Sales and related cost of sales for hardware are generally recognized upon shipment of products which in some cases precedes customer acceptance, as the performance of installation obligations is essentially perfunctory and there is a demonstrated history of customer acceptance following shipment. Sales and related cost of sales for software products are generally recognized at the time of customer acceptance, which normally is within 30 days after installation. The Company's products are generally subject to installation and warranty, and the Company provides for the estimated future costs of installation, repair, replacement, or customer accommodation in cost of sales when sales are recognized. Service revenue is recognized ratably over the period of the related contract.

       CASH AND CASH EQUIVALENTS

       The Company considers currency on hand, demand deposits, and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents are deposited in demand and money market accounts in various financial institutions in the United States and internationally. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities.

       ACCOUNTS RECEIVABLE

       Accounts receivable are stated net of allowances for doubtful accounts of $1.9 million at the end of fiscal year 2000 and $1.1 million at the end of fiscal year 1999.

             VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

       INVENTORIES

       Inventories are valued at the lower of cost or market (realizable value) using last-in, first-out (LIFO) cost for the U.S. inventories (except X-ray Products). All other inventories are valued principally at average cost. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $14.9 million in fiscal 2000, $14.2 million in fiscal 1999 and $44.7 million in fiscal 1998. The main components of inventories are as follows:

                                                 2000      1999
                                                -------- ---------
                                              (DOLLARS IN MILLIONS)
       Raw materials and parts...............   $  67.4  $   61.9
       Work-in-process.......................      10.7       7.8
       Finished goods........................      14.4       8.6
                                                -------- ---------
          Total Inventories..................   $  92.5  $   78.3
                                                ======== =========

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

       PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives, ranging from three to forty years, using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is less. Assets subject to lease are amortized using the straight-line method over the term of the lease. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from retirements or disposals are included in earnings.

       The main components of property, plant and equipment are as follows:

                                                         2000        1999
                                                      ----------  ----------
                                                      (DOLLARS IN MILLIONS)
       Land and land improvements..................   $     5.5   $     5.4
       Buildings...................................        59.7        58.7
       Machinery and equipment.....................       132.3       124.4
       Construction in progress....................         6.5        11.9
       Assets subject to lease.....................         2.6          --
                                                      ----------  ----------
          Total Property, Plant and Equipment......   $   206.6   $   200.4
                                                      ==========  ==========

       GOODWILL AND OTHER LONG-LIVED ASSETS

       Goodwill, which is the excess of the cost of acquired businesses over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed, is amortized on a straight-line basis over periods ranging from 5 to 40 years. Included in other assets at September 29, 2000 and October 1, 1999 is goodwill of $53.1 million and $56.1 million, respectively (net of accumulated amortization of $10.1 million and $7.1 million, respectively).

             VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

       ENVIRONMENTAL LIABILITIES

       Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company's commitment to a formal plan of action. The Company records the environmental liabilities in accordance with AICPA's SOP 96-1, "Environmental Remediation Liabilities."

       TAXES ON EARNINGS

       The Company's provision for income taxes comprises its estimated tax liability currently payable and the change in its deferred income taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

       RESEARCH AND DEVELOPMENT

       Company-sponsored research and development costs related to both present and future products are expensed currently. Costs related to research and development contracts are included in inventory and charged to cost of sales upon recognition of related revenue. Included in sales for fiscal 2000, 1999 and 1998, were customer funded research and development projects of $1.9 million, $1.2 million and $1.6 million, respectively.

       COMPUTATION OF EARNINGS PER SHARE

       Earnings per share (EPS) is computed under two methods, basic and diluted. Basic net earnings (loss) per share is computed by dividing earnings
(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive). A reconciliation of the numerator and denominator used in the earnings per share calculations is presented as follows (in thousands, except per share amounts):

                                                                       FISCAL YEARS
                                                          ---------------------------------------
                                                             2000          1999         1998
                                                          -----------  ------------- ------------
NUMERATOR--BASIC AND DILUTED:
Earnings from Continuing Operations...................... $   53,049   $      8,218  $    26,144
Earnings (Loss) from Discontinued Operations.............         --        (32,456)      47,696
                                                          -----------  ------------- ------------
       Net Earnings (Loss)............................... $   53,049   $    (24,238) $    73,840
                                                          ===========  ============= ============
DENOMINATOR--BASIC:
Average shares outstanding...............................     31,104         30,219       29,910
                                                          ===========  ============= ============
NET EARNINGS (LOSS) PER SHARE--BASIC:
Continuing Operations.................................... $     1.71   $       0.27  $      0.87
Discontinued Operations..................................         --          (1.07)        1.60
                                                          -----------  ------------- ------------
       Net Earnings (Loss) Per Share--Basic.............. $     1.71   $      (0.80) $      2.47
                                                          ===========  ============= ============
DENOMINATOR--DILUTED:
Average shares outstanding...............................     31,104         30,219       29,910
Dilutive stock options...................................      1,328            308          509
                                                          -----------  ------------- ------------
                                                              32,432         30,527       30,419
                                                          ===========  ============= ============
NET EARNINGS (LOSS) PER SHARE--DILUTED:
Continuing Operations.................................... $     1.64   $       0.27  $      0.86
Discontinued Operations..................................         --          (1.06)        1.57
                                                          -----------  ------------- ------------
       Net Earnings (Loss) Per Share--Diluted............ $     1.64   $      (0.79) $      2.43
                                                          ===========  ============= ============

             VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       Options to purchase 41,643 shares, 2,446,756 shares and 1,741,459 shares at average exercise prices of $41.53, $23.69 and $48.59, respectively, were outstanding on a weighted average basis during fiscal 2000, 1999 and 1998, respectively, but were not included in the computation of diluted EPS in their respective years because the options' exercise price was greater than the average market price of the shares.

       RECLASSIFICATIONS

       Certain financial statement items have been reclassified to conform to the current year's format. These reclassifications had no impact on previously reported net earnings.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting and Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. The statement, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. The Company will adopt the standard in the first quarter of fiscal year 2001. The Company will continue to sell products throughout the world in foreign currencies and will continue its policy of hedging foreign currency exposures that result from international firmly committed sales orders with forward contracts. In addition, the Company hedges the balance sheet exposures from its various foreign subsidiaries having U.S. dollar functional currencies. Upon initial adoption of this statement, as amended, on September 30, 2000, the Company will record the fair value of foreign currency forward contracts previously held off-balance-sheet as $2.5 million of current assets with a credit to earnings and record the change in fair value of the related firm commitments as $2.1 million of current liabilities with a charge to earnings. This will result in a cumulative after-tax increase to net income of approximately $228,000, reflecting the time value on forward contracts that the Company has elected to exclude from effectiveness testing under SFAS 133. Gains and losses resulting from changes in the fair values of hedge instruments meeting the definition of derivatives will be reflected in "Cost of Sales." The Company does not expect the prospective application of this statement to have a material impact on the Company's financial position or results of operations.

       In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 was amended in June 2000 to delay the implementation date to the fourth quarter of fiscal year 2001, however earlier adoption is permitted. In October 2000, the SEC released written guidance to assist with implementing this staff accounting bulletin. The Company is in the process of determining the impact that adoption will have on our consolidated financial statements.

OTHER ASSETS

       In May 1999, the Company agreed to invest $5 million in a consortium to participate in the acquisition of a minority interest in dpiX LLC ("dpiX"), which supplies the Company with amorphous silicon thin-film transistor arrays for its imaging products and for its oncology system's Portal Vision imagers. The Company funded $2.5 million in July 1999 and the remaining $2.5 million in July 2000. These amounts are included in "Other Assets" on the Company's consolidated balance sheets. The investment is accounted for under the equity method. Under the agreement governing the consortium, each equity partner absorbs the consortium's share of the gains and losses of dpiX based on a designated sequential order. The Company is required to absorb its portion of the consortium's cumulative share of dpiX's losses when it exceeds $20 million. At this time, management believes it is reasonably possible that it will recognize a loss of up to $5 million on this investment in fiscal year 2001. The $5 million represents the maximum share of the consortium's losses that the Company is obligated to take based on the initial level of contributions into the consortium.

             VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ACCRUED EXPENSES
                                                             2000     1999
                                                           --------- --------
                                                          (DOLLARS IN MILLIONS)
Taxes, including taxes on earnings......................   $   27.0  $  17.6
Payroll and employee benefits...........................       34.9     29.0
Estimated loss contingencies............................       14.8     14.6
Deferred income.........................................       10.9     10.2
Reorganization costs....................................        2.4      8.3
Other...................................................       38.4     41.5
                                                           --------- --------
       Total Accrued Expenses...........................   $  128.4  $ 121.2
                                                           ========= ========

NOTES PAYABLE

       Short-term notes payable amounted to $0.6 million and $35.6 million at the end of fiscal years 2000 and 1999, respectively. The weighted average interest rates on short-term borrowings were 5.6% and 6.1% at the end of fiscal years 2000 and 1999, respectively. Total debt is subject to limitations included in long-term debt agreements. The Company had $70.3 million available in unused, uncommitted lines of credit at September 29, 2000.

LONG-TERM ACCRUED EXPENSES

       Long-term accrued expenses are comprised primarily of accruals for environmental costs not expected to be expended within the next year. The current portion is recorded within accrued expenses.

LONG-TERM DEBT

                                                                                                 2000      1999
                                                                                               ---------  --------
                                                                                              (DOLLARS IN MILLIONS)
Unsecured term loan, 6.70% due in installments of $6.25 payable in fiscal years
   2008, 2010, 2012, and 2014...............................................................
                                                                                               $   25.0   $  25.0
Unsecured term loan, 6.76% due in semiannual installments of $5.25 payable in fiscal years 2005, 2007, 2009, and 2011..................................................
                                                                                                   21.0      21.0
Unsecured term loan, 7.15% due in installments of $2.5 payable in fiscal years
   2006-2010................................................................................
                                                                                                   12.5      12.5
                                                                                               ---------  --------
Long-term debt..............................................................................   $   58.5   $  58.5
                                                                                               =========  ========

       The unsecured term loans contain covenants that limit future borrowings and require the Company to maintain certain levels of working capital and operating results. For fiscal year 2000, the Company was in compliance with all restrictive covenants of the loan agreements. The financing agreements restrict the payment of dividends.

       Interest paid (in millions) on short and long-term debt was $4.7, $7.6 and $8.2 in fiscal years 2000, 1999 and 1998, respectively.

       The fair value of the Company's long-term debt is estimated based on the current rates available to the Company for debt of similar terms and remaining maturities. Under this method, the Company's fair value of long-term debt is estimated to be $56.5 million. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instrument could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

FORWARD EXCHANGE CONTRACTS

       The Company enters into forward exchange contracts to mitigate the effects of operational (sales orders and purchase commitments) and balance sheet exposures to fluctuations in foreign currency exchange rates. For example, the value of the foreign currency against the U.S. dollar may increase or decrease between the time when

             VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Company enters into a contract and when the contract is completed. When the Company's foreign exchange contracts hedge that operational exposure by locking in a rate of exchange, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenues and expenses are recognized. All forward exchange contracts hedging operational exposure are designated and highly effective as hedges. The critical terms of all forward exchange contracts hedging operational exposure and of the forecasted transactions being hedged are substantially identical. Accordingly, the Company expects that changes in the fair value or cash flows of the hedging instruments and the hedged transactions (for the risk being hedged) will completely offset at the hedge's inception and on an ongoing basis. When foreign exchange contracts hedge balance sheet exposure, such effects are recognized in income when the exchange rate changes in accordance with the requirements for other foreign currency transactions. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these instruments do not subject the Company to risk that would otherwise result from changes in currency exchange rates. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments also are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Any deferred gains or losses are included in accrued expenses in the balance sheet. If a hedging instrument is sold or terminated prior to maturity, gains and losses continue to be deferred until the hedged item is recognized in income. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. The Company's forward exchange contracts generally range from one to three months in original maturity, and no forward exchange contract has an original maturity greater than one year. Forward exchange contracts outstanding, their unrealized gains or losses and their fair values as of fiscal year-end 2000 are summarized as follows:

                                         FISCAL YEAR-END 2000
                               ------------------------------------------
                                NOTIONAL   NATIONAL
                                  VALUE     VALUE    UNREALIZED     FAIR
                                  SOLD    PURCHASED   GAIN/LOSS     VALUE
                               --------- ----------- -----------  -------
                                         (DOLLARS IN MILLIONS)
Australian dollar...........   $    7.1  $      1.3  $      0.1   $  0.3
Brazilian real..............         --         0.7          --       --
British pound...............       18.0         3.9         0.8      0.7
Canadian dollar.............       19.5         2.7          --      0.1
Danish krona................        0.7         2.2          --       --
Euro dollar.................       62.2         8.6         1.0      1.5
Japanese yen................       14.4         1.7          --      0.2
Swedish krona...............        3.2          --          --       --
Swiss franc.................        2.5         9.4          --       --
Thailand baht...............        1.7          --         0.1       --
                               --------- ----------- -----------  -------
       Totals...............   $  129.3  $     30.5  $      2.0   $  2.8
                               ========= =========== ===========  =======

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

OMNIBUS STOCK AND EMPLOYEE STOCK PURCHASE PLANS

       Prior to fiscal 1991, the Company had in place the 1982 Non-Qualified Stock Option Plan (the "1982 Plan"). During fiscal 1991, the Company adopted the Omnibus Stock Plan (the "Plan"), which was amended and restated as of the Distribution, under which shares of common stock can be issued to officers, directors, key employees and consultants. The maximum number of shares of common stock available for awards under the Plan is 5,000,000 exclusive of substitute options issued in connection with the Distribution. The exercise price for incentive and nonqualified stock options granted under the Plan may not be less than 100% of the fair market value of the common stock at the date of the grant. For employees holding more than 10% of the voting rights of all classes of stock, the exercise price of incentive stock options may not be less than 110% of the fair market value of the

             VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

common stock at the date of grant. Options granted will be exercisable at such times and be subject to such restrictions and conditions as determined by the Organization and Compensation Committee of the Company's Board of Directors, but no option shall be exercisable later than five years from the date of grant for incentive stock options for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years from the date of grant for all other options. Options granted are generally exercisable in cumulative installments of one-third each year, commencing one year following date of grant, and expire if not exercised within seven or ten years from date of grant. Restricted stock grants may be awarded at prices ranging from 0% to 50% of the fair market value of the stock on the date of grant and may be subject to restrictions on transferability and continued employment as determined by the Organization and Compensation Committee.

       Option activity under the 1982 Plan and the Plan is presented below (in thousands, except per share amounts):

                                                                             WEIGHTED AVERAGE
                                                                 OPTIONS      EXERCISE PRICE
                                                                ---------  --------------------
Options outstanding, September 26, 1997......................      3,742         $36.43
   Granted...................................................      1,041          56.68
   Terminated or expired.....................................       (116)         49.21
   Exercised.................................................       (416)         23.21
                                                                ---------
Options outstanding, October 2, 1998.........................      4,251          42.33
   Granted...................................................         61          37.28
   Terminated or expired.....................................        (70)         47.47
   Exercised.................................................       (531)         15.78
                                                                ---------
Options outstanding, April 1, 1999...........................      3,711          43.40
   Attributable to discontinued operations...................     (2,133)         46.44
                                                                ---------
Options Outstanding, April 1, 1999, prior to conversion......      1,578          45.36
                                                                ---------
Options converted at April 2, 1999...........................      3,445          20.78
   Granted...................................................      2,676          18.32
   Terminated or expired.....................................        (32)         22.71
   Exercised.................................................       (140)         23.01
                                                                ---------
Options Outstanding October 1, 1999..........................      5,949          19.92
   Granted...................................................        114          35.19
   Terminated or expired.....................................       (314)         16.26
   Exercised.................................................     (1,069)         19.00
                                                                ---------
Options Outstanding September 29, 2000.......................      4,680         $20.51
                                                                =========

       At fiscal year-end 2000, 1999 and 1998, options for 2,979,000, 2,939,000 and 2,406,000 shares of common stock were exercisable and 2,511,000, 2,356,000 and 580,000 shares were available for future grants under the plans, respectively.

       In April 1999, in conjunction with the Distribution, those individuals who became employees of VI or VSEA were granted substitute awards in the stock of their new employer, and any stock options held by them in respect of the Company are reflected as surrendered attributable to discontinued operations in the above table. Options held by certain individuals whose employment was terminated in connection with the Distribution were granted substitute options in VMS, VI and VSEA equal in each case to one third of the unexercised options held as of the Distribution. The number of shares subject to options and the option exercise price were adjusted immediately following the Distribution to preserve, as closely as possible, the economic value of the options that existed prior to the Distribution. For the remaining holders of unexercised options, the number of shares subject to options and the option exercise price was adjusted immediately following the Distribution to preserve, as closely as possible, the economic value of the options that existed prior to the Distribution.

       During fiscal years 2000, 1999 and 1998, 0, 22,000 and 52,000 shares, respectively, were awarded under restricted stock grants at no cost to the employees. The restricted stock grants vest generally over a three-year

             VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

period, however, restricted stock was vested for all employees immediately prior to the Distribution. As no such restricted stock grants have been made from the date of the Distribution, no compensation expense was recognized in fiscal year 2000. Compensation expense from restricted stock was $2.7 million and $3.0 million in fiscal years 1999 and 1998, respectively.

       The following tables summarize information concerning outstanding and exercisable options under the 1982 Plan and the Plan at the end of fiscal 2000 (in thousands, except number of years and per share amounts):

                                                OPTIONS OUTSTANDING
                                     ------------------------------------------
                                                    WEIGHTED
                                                    AVERAGE            WEIGHTED
                                                    REMAINING          AVERAGE
                                        NUMBER     CONTRACTUAL        EXERCISE
RANGE OF EXERCISE PRICES             OUTSTANDING  LIFE (IN YEARS)      PRICE
----------------------               -----------  ---------------  -------------
$  6.94-$18.16....................          639        2.9        $      15.70
  18.31...........................        2,051        8.5               18.31
  18.50-22.13.....................          740        5.7               22.03
  22.16-25.68.....................          560        5.6               22.40
  26.64-30.15.....................          614        6.8               26.69
  32.00-46.59.....................           76        9.4               41.58
                                     -----------
   Total..........................        4,680        6.8        $      20.51
                                     ===========

                                               OPTIONS EXERCISABLE
                                           -----------------------------
                                                            WEIGHTED
                                              NUMBER        AVERAGE
RANGE OF EXERCISE PRICES                   EXERCISABLE   EXERCISE PRICE
----------------------                     -----------  ----------------
$  6.94-$18.16...........................         632   $         15.68
  18.31..................................         648             18.31
  18.50-22.13............................         661             22.06
  22.16-25.68............................         558             22.39
  26.64-30.15............................         450             26.70
  32.00-46.59............................          30             41.06
                                           -----------
   Total.................................       2,979   $         20.85
                                           ===========


       The Employee Stock Purchase Plan (the ESPP) covers substantially all employees in the United States and Canada. Beginning in fiscal year 2000, the participants' purchase price is the lower of 85% of the closing market price on the first trading day of the each six-month period in the fiscal year or the first trading day of the next six-month period. Prior to fiscal year 2000, the participants' purchase price was the lower of 85% of the closing market price on the first trading day of the fiscal quarter or the first trading day of the next fiscal quarter. The discount is treated as equivalent to the cost of issuing stock for financial reporting purposes. During fiscal 2000, 1999 and 1998, 136,000 shares, 130,000 shares and 176,000 shares were issued under the ESPP for $3.4 million, $3.7 million and $7.2 million, respectively. At fiscal year-end 2000, the Company had a balance of 1,321,000 shares reserved for the ESPP. The ESPP was suspended effective January 4, 1999 and reinstated October 4, 1999.

             VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       The Company has adopted the pro forma disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company applies APB Opinion 25 and related interpretations in accounting for its stock compensation plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net earnings and net earnings per share would have been reduced to the pro forma amounts shown below for fiscal years 2000, 1999 and 1998:

                                                                                            FISCAL YEARS
                                                                                   -------------------------------
                                                                                     2000       1999       1998
                                                                                   ---------  ---------  ---------
                                                                                   (DOLLARS IN THOUSANDS, EXCEPT
                                                                                         PER SHARE AMOUNTS)
Earnings from Continuing Operations--as reported.................................   $ 53,049   $  8,218   $ 26,144
                                                                                   =========  =========  =========
Earnings from Continuing Operations--pro forma...................................   $ 48,227   $  6,264   $ 24,666
                                                                                   =========  =========  =========
Earnings from Continuing Operations per share--basic, as reported................   $   1.71   $   0.27   $   0.87
                                                                                   =========  =========  =========
Earnings from Continuing Operations per share--basic, pro forma..................   $   1.55   $   0.21   $   0.82
                                                                                   =========  =========  =========
Earnings from Continuing Operations per share--diluted, as reported..............   $   1.64   $   0.27   $   0.86
                                                                                   =========  =========  =========
Earnings from Continuing Operations per share--diluted, pro forma................   $   1.49   $   0.21   $   0.81
                                                                                   =========  =========  =========

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                             EMPLOYEE STOCK
                                  EMPLOYEE STOCK OPTION       PURCHASE PLAN
                                 -----------------------  ----------------------
                                 2000     1999    1998    2000    1999    1998
                                 ------  -------  ------  ------  ------  ------
Expected dividend yield.......      --       --     0.8%     --      --     0.8%
Risk-free interest rate.......     6.5%     5.3%    5.6%    6.0%    4.4%    5.0%
Expected volatility...........    41.0%    29.0%   24.0%   41.0%   29.0%   24.0%
Expected life (in years):
   Employees..................       4        4       4     .50     .25     .25
   Executive Officers.........       7        7       7     .50     .25     .25

       The weighted average estimated fair values of employee stock options granted during fiscal 2000, 1999 and 1998 were $17.86, $5.38 and $18.06 per share, respectively. The weighted average estimated fair values of the ESPP awards issued during fiscal 2000, 1999 and 1998 were $20.39, $9.90 and $7.76 per share, respectively.

RETIREMENT PLANS

       The Company has defined contribution retirement plans covering substantially all of its United States and Canadian employees. The Company's major obligation is to contribute an amount based on a percentage of each participant's base pay. For fiscal year 1998, the Company contributed 5% of its consolidated earnings from continuing operations before taxes, as adjusted for discretionary items, as retirement plan profit sharing. For fiscal year 1999, no retirement plan profit sharing contribution was made due to the Company's net loss resulting from the Distribution. Effective at the beginning of fiscal year 2000, the Company terminated its retirement plan profit sharing contribution. Participants are entitled, upon termination or retirement, to their portion of the retirement fund assets, which are held by a third-party custodian. In addition, a number of the Company's foreign subsidiaries have defined benefit retirement plans for regular full-time employees. Total pension expense for all plans amounted to $5.7 million, $5.5 million and $8.2 million, for fiscal 2000, 1999 and 1998, respectively.

             VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TAXES ON EARNINGS

       Taxes on earnings from continuing operations are as follows:

                                                    2000     1999    1998
                                                    ------  -------  ------
                                                    (DOLLARS IN MILLIONS)
Current
   U.S. federal..................................   $16.0   $  7.1   $ 2.9
   Non-U.S.......................................    13.4     15.3     7.9
   State and local...............................     3.5     (0.8)    1.7
                                                    ------  -------  ------
     Total current...............................    32.9     21.6    12.5
                                                    ------  -------  ------
Deferred
   U.S. federal..................................    (0.4)   (11.0)   (3.1)
   Non-U.S.......................................    (0.7)    (0.6)    0.4
                                                    ------  -------  ------
     Total deferred..............................    (1.1)   (11.6)   (2.7)
                                                    ------  -------  ------
Taxes on Earnings................................   $31.8   $ 10.0   $ 9.8
                                                    ======  =======  ======

       Significant items making up deferred tax assets and liabilities are as follows:

                                                            2000     1999
                                                           -------  -------
                                                             (DOLLARS IN
                                                              MILLIONS)
Assets:
Product warranty.......................................... $  6.7   $  5.5
   Deferred compensation..................................    4.0      2.3
   Special provisions.....................................   18.7     21.0
   Inventory adjustments..................................    6.4      6.5
   Deferred income........................................    1.6      1.7
   Accelerated depreciation...............................     --      1.7
   Credit carryforwards...................................    0.9      5.8
   State deferred taxes...................................    2.1       --
   Capitalized research and development...................    8.4       --
   Other..................................................    2.1      3.6
                                                           -------  -------
                                                             50.9     48.1
                                                           -------  -------
Liabilities:
   Accelerated depreciation...............................    1.7       --
   Net undistributed profits of foreign subsidiaries......    5.4      5.4
   Other..................................................    2.2      2.2
                                                           -------  -------
                                                              9.3      7.6
                                                           -------  -------
Net Deferred Tax Asset.................................... $ 41.6   $ 40.5
                                                           =======  =======

       The classification of the net deferred tax asset on the consolidated balance sheet is as follows:

                                                                                                   2000     1999
                                                                                                  -------  -------
                                                                                                    (DOLLARS IN
                                                                                                     MILLIONS)
Net current deferred tax asset (included in other current assets)..............................   $ 39.3   $ 34.3
Net long-term deferred tax asset (included in other assets)....................................      2.3      6.2
                                                                                                  -------  -------
Net Deferred Tax Asset.........................................................................   $ 41.6   $ 40.5
                                                                                                  =======  =======

       At September 29, 2000, the Company had federal tax carryforwards of approximately $0.9 million, which expire in 2004, if not utilized.

             VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       The effective tax rate on continuing operations differs from the U.S. federal statutory tax rate as a result of the following:

                                                        2000     1999     1998
                                                      --------  ------  -------
Federal statutory income tax rate...................     35.0%   35.0%    35.0%
State and local taxes, net of federal tax benefit...      2.7    (3.0)     2.9
Foreign taxes, net..................................      1.5     1.9     (5.5)
Foreign sales corporation...........................     (1.2)   (7.0)    (3.1)
Research and development credit.....................     (0.5)   (0.9)    (0.5)
Non-deductible transaction costs....................       --    32.0       --
Other...............................................       --    (3.1)    (1.5)
                                                      --------  ------  -------
   Effective Tax Rate...............................     37.5%   54.9%    27.3%
                                                      ========  ======  =======

       Income taxes paid are as follows:

                                                       2000      1999     1998
                                                      --------  -------  -------
                                                        (DOLLARS IN MILLIONS)
Federal income taxes paid, net......................  $   1.7   $(12.7)  $  8.0
State income taxes paid, net........................      1.5     (0.2)     7.0
Foreign income taxes paid, net......................      9.6     23.1     12.8
                                                      --------  -------  -------
   Total Paid.......................................  $  12.8   $ 10.2   $ 27.8
                                                      ========  =======  =======

LEASE COMMITMENTS

       At fiscal year-end 2000, the Company was committed to minimum rentals under noncancelable operating leases for fiscal years 2001 through 2005 and thereafter, as follows, in millions: $5.2, $6.0, $5.6, $5.1, $4.4 and $2.6. Rental expense for fiscal years 2000, 1999 and 1998, in millions, was $8.6, $11.0 and $10.1, respectively.

CONTINGENCIES

       The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), at eight sites where Varian Associates, Inc. is alleged to have shipped manufacturing waste for recycling or disposal. The Company is overseeing environmental cleanup projects and as applicable, reimbursing third parties for cleanup activities. The cleanup projects that the Company is overseeing are conducted under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company's sale of its Electron Devices business during 1995, and the sale of its Thin Film Systems business during 1997). Under the terms of the Distribution Agreement, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $3.5 million (net of amounts borne by VI and VSEA) during fiscal year 2000 on environmental investigation, cleanup and third party claim costs. The Company spent $1.7 million and $2.9 million in fiscal year 1999 and 1998, respectively, net of amounts that would have been borne by VI and VSEA on similar activities.

       For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities (including cleanup costs, reimbursements to third parties, project management costs and legal costs) if undertaken. As of September 29, 2000, the Company nonetheless estimated that the Company's future exposure (net of VI's and VSEA's indemnification obligations) to complete the cleanup projects for these sites ranged in the aggregate from $4.6 million to $14.5 million. The time frame over which the Company expects to complete the cleanup projects varies with each site, ranging up to approximately 30 years as of September 29, 2000. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $4.6 million as of September 29, 2000. The amount accrued has not been discounted to present value.

             VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       As to other sites and facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future cleanup activities. As of September 29, 2000, the Company estimated that the Company's future exposure (net of VI and VSEA's indemnification obligations) to complete the cleanup projects including paying third party claims for these sites and facilities ranged in the aggregate from $23.1 million to $52.3 million. The time frame over which these cleanup projects are expected to be complete varies with each site and facility, ranging up to approximately 30 years as of September 29, 2000. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $36.0 million at September 29, 2000. The Company accordingly accrued $17.7 million, which represents its best estimate of the future costs discounted at 4%, net of inflation. This accrual is in addition to the $4.6 million described in the preceding paragraph.

       At September 29, 2000, the Company's reserve for environmental liabilities, based upon future environmental-related costs estimated as of that date, was calculated as follows:

                                                                  TOTAL
                              RECURRING      NON-RECURRING     ANTICIPATED
                                COSTS            COSTS         FUTURE COSTS
                            ---------------  ---------------  ---------------
                                         (DOLLARS IN MILLIONS)
FISCAL YEAR:
-------------
2001.....................   $          1.2   $          1.8    $         3.0
2002.....................              1.1              2.4              3.5
2003.....................              1.1              0.5              1.6
2004.....................              1.1               --              1.1
2005.....................              1.1               --              1.1
Thereafter...............             28.6              1.7             30.3
                            ---------------  ---------------  ---------------
   Total costs...........   $         34.2   $          6.4             40.6
                            ===============  ===============
Less imputed interest....                                              (18.3)
                                                              ---------------
Reserve amount...........                                     $         22.3
                                                              ===============

       The amounts set forth in the foregoing table are only estimates of anticipated future environmental-related costs to cover the known cleanup projects, and the amounts actually spent may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental cleanup activities, the large number of sites and facilities involved and the amount of third party claims. The Company believes that most of these cost ranges will narrow as cleanup activities progress. The Company believes that its reserves are adequate, but as the scope of its obligations becomes more clearly defined, these reserves (and the associated indemnification obligations of VI and VSEA) may be modified and related charges against earnings may be made.

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

       The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. The Company received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit. The Company has also reached an agreement with another insurance

             VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

company under which the insurance company has agreed to pay a portion of the Company's past and future environmental-related expenditures, and the Company therefore has a $4.5 million receivable in Other Assets at September 29, 2000. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although the Company intends to aggressively pursue additional insurance and other recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

       The Company is a party to three related federal actions involving claims by independent service organizations ("ISOs") that the Company's policies and business practices relating to replacement parts violate the antitrust laws (the "ISOs Litigation"). The ISOs purchase replacement parts from the Company and compete with it for the servicing of linear accelerators made by the Company. In response to several threats of litigation regarding the legality of the Company's parts policy, the Company filed a declaratory judgment action in the
U. S. District Court for the Northern District of California in 1996 seeking a determination that its new policies are legal and enforceable and damages against two of the ISOs for misappropriation of the Company's trade secrets, unfair competition, copyright infringement and related claims. Subsequently, four of the defendants filed separate claims in other jurisdictions raising issues allegedly related to those in the declaratory relief action and seeking injunctive relief against the Company and damages against the Company in the amount of $10 million for each plaintiff. The defendants' motion for a preliminary injunction in U. S. District Court in Texas with respect to the Company's policies was defeated. The ISOs defendants amended the complaint to include class action allegations, allege a variety of other anti-competitive business practices and filed a motion for class certification, which was heard by the U. S. District Court in Texas in July 1999. No decision, however, has been entered. The parties have agreed to consolidate its claims from the Northern District of California to the action in the District Court in Texas.

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

REORGANIZATION CHARGES

       Fiscal year 2000 expenses included net reorganization charges of $0.2 million primarily attributable to legal fees incurred in excess of the accrual established as part of the Distribution that occurred on April 2, 1999.

       Fiscal year 1999 expenses included net reorganization charges of $29.7 million, of which $24.9 million was incurred as a result of the Distribution and $4.8 million was incurred as a result of the Company's restructuring of its X-ray Products segment by the closing of a manufacturing facility in Arlington Heights, Illinois to consolidate manufacturing at the Company's existing facility in Salt Lake City, Utah. The $29.7 million net charge includes $34.3 million for retention bonuses for employee services provided prior to October 1, 1999, employee severance

             VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

       The following table sets forth certain details associated with these net reorganization charges (in thousands of dollars):

                                                      ACCRUAL AT                                      ACCRUAL AT
                                                      OCTOBER 1,       CASH      RECLASSIFICATIONS   SEPTEMBER 29,
                                                         1999         PAYMENTS     /ADJUSTMENTS         2000
                                                    --------------- ------------ -----------------  --------------
Retention bonuses, severance, and executive         $        4,507  $    (2,473) $         (451)  $       1,583
   compensation...................................
Legal, accounting, printing and investment
   banking fees...................................           1,792       (2,253)            561             100
Foreign taxes (excluding income taxes)............             676           --              --             676
Other.............................................           1,368       (1,485)            117              --
                                                    --------------- ------------ ---------------  --------------
                                                    $        8,343  $    (6,211) $          227   $       2,359
                                                    =============== ============ ===============  ==============

ACQUISITION-RELATED EXPENSES

       On June 6, 2000, the Company announced an agreement to acquire privately held IMPAC Medical Systems, Inc. ("IMPAC"). The Company incurred transaction costs of approximately $2.0 million. The transaction costs were largely made up of legal, accounting and investment adviser expenses. On November 6, 2000, the Company announced the abandonment of its proposed acquisition of IMPAC to avoid a protracted legal proceeding after the U.S. Department of Justice declared its intention to challenge the transaction on antitrust grounds. As a result of the abandonment of the proposed acquisition in November 2000, the Company recognized the $2.0 million of transaction costs in its fiscal year 2000 results of operations.

PURCHASE BUSINESS COMBINATIONS

       During fiscal years 1999 and 1998, the Company acquired the assets and liabilities of two businesses. The consolidated financial statements include the operating results of each acquired business from the date of acquisition. Pro forma results of operations have not been presented, because the effects of these acquisitions were not material on either an individual or an aggregated basis. The Company did not participate in any purchase business combinations in fiscal year 2000.

       Amounts allocated to goodwill are amortized on a straight-line basis over periods ranging from 7 to 40 years.

       Summary of purchase transactions (dollars in millions):

      ENTITY NAME                                                                      CONSIDERATION    CLOSING DATE
      -------------                                                                    -------------  -----------------
      Therapy Planning Division of Multimedia Medical Systems, Inc.-Brachytherapy....   $        7.5          July 1999
      GE Medical Systems--Radiotherapy Service and Parts.............................   $       45.0      December 1997

INDUSTRY SEGMENTS

       The Company's operations are grouped into two reportable segments:
Oncology Systems and X-ray Products. These segments were determined based on how management views and evaluates the Company's operations. The Company's Ginzton Technology Center (GTC) including its brachytherapy business, is reflected in an "other" category. Other factors included in segment determination were similar economic characteristics, distribution channels, manufacturing environment, technology and customers. The Company evaluates performance and

             VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

allocates resources based on earnings from continuing operations before interest and taxes. The accounting policies of the reportable segments are the same as those disclosed in the summary of significant accounting policies.

       Oncology Systems designs, manufactures, sells and services hardware and software products for radiation treatment of cancer, including linear accelerators, simulators and computer systems for planning cancer treatments and data management systems for radiation oncology centers. Oncology Systems also manufactures and markets related radiotherapy products such as imaging systems, information management systems, multi-leaf collimators, simulators and radiosurgery products. X-ray Products is involved in the design and manufacture of subsystems for diagnostic radiology, including x-ray-generating tubes and imaging subsystems. X-ray Products manufactures tubes for medical x-ray imaging applications including CT scanner, radiographic/fluoroscopic, special procedures; and mammography and industrial x-ray tubes consisting of analytical x-ray tubes used for x-ray fluorescence and diffraction as well as tubes used for non-destructive imaging and gauging. GTC, the Company's research and development facility for breakthrough technologies, also manufactures and sells the Company's brachytherapy products and services. In addition, GTC conducts externally funded contract research related to developing new medical technologies.

       Corporate includes shared costs of legal, tax, accounting, human resources, real estate, insurance, information technology, treasury and other management costs. A portion of the indirect and common costs has been allocated through the use of estimates. Accordingly, the following information is provided for purposes of achieving an understanding of operations, but may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company's operations to similar operations of other companies may not be meaningful.

       The Company operates various manufacturing and marketing operations outside the United States. Sales to customers located in Japan were $81 million in fiscal 2000, $75 million in fiscal 1999 and $68 million in fiscal 1998. Sales between geographic areas are accounted for at cost plus prevailing markups arrived at through negotiations between profit centers. Related profits are eliminated in consolidation. No single customer represents 10% or more of the Company's total sales. Sales under prime contracts from the U.S. Government were approximately $4.3 million in fiscal 2000, $4.4 million in fiscal 1999 and $6.1 million in fiscal 1998.

       For fiscal 2000, 1999 and 1998, no single country outside the United States accounted for more than 10% of total assets.

                                                                        EARNINGS FROM
                                                                         CONTINUING
                                                                         OPERATIONS
                                             SALES                      BEFORE TAXES
                                 ------------------------------ ------------------------------
                                   2000      1999       1998      2000       1999      1998
                                 --------- ---------- --------- ---------- --------- ---------
                                                    (DOLLARS IN MILLIONS)
Oncology Systems................ $    534  $     459  $    405  $      93  $     70  $     60
X-ray Products..................      136        123       131         18        11        20
Other...........................       20          8         5         (5)       (8)       (9)
                                 --------- ---------- --------- ---------- --------- ---------
   Total Industry Segments......      690        590       541        106        73        71
Corporate.......................       --         --        --        (18)      (49)      (33)
Interest, net...................       --         --        --         (3)       (6)       (2)
                                 --------- ---------- --------- ---------- --------- ---------
   Total Company................ $    690  $     590  $    541  $      85  $     18  $     36
                                 ========= ========== ========= ========== ========= =========

             VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       INFORMATION ABOUT PROFIT/(LOSS) AND ASSETS

                                                                              CAPITAL           DEPRECIATION
                                                    TOTAL ASSETS           EXPENDITURES*        AMORTIZATION*
                                                -----------------------  ------------------- --------------------
                                                 2000   1999    1998     2000  1999   1998   2000   1999    1998
                                                ------- ------ --------  ----- ------ ------ ------ ------  -----
                                                                     (DOLLARS IN MILLIONS)
Oncology Systems..............................  $  340  $ 333  $   302   $  8   $ 10   $  7   $  9   $  9   $  8
X-ray Products................................      90     84       79      6      8      6      7      9      7
Other.........................................      20     18        6      1      3      1      2      1      1
                                                ------- ------ --------  -----  -----  -----  -----  -----  -----
   Total Industry Segments....................     450    435      387     15     21     14     18     19     16
Corporate.....................................     153    104      831      4      7      6      4      5      6
                                                ------- ------ --------  -----  -----  -----  -----  -----  -----
   Total Company..............................  $  603  $ 539  $ 1,218   $ 19   $ 28   $ 20   $ 22   $ 24   $ 22
                                                ======= ====== ========  =====  =====  =====  =====  =====  =====

--------------
* Amounts may not agree to the consolidated financial statements due to amounts associated with discontinued operations.

       GEOGRAPHIC INFORMATION

                                                                                              LONG-LIVED
                                                                SALES                           ASSET
                                                 --------------------------------  ------------------------------
                                                   2000       1999        1998       2000      1999       1998
                                                 ---------  ----------  ---------  ---------  --------  ---------
                                                                      (DOLLARS IN MILLIONS)
United States.................................   $    379   $     267   $    234   $    111   $   124   $    228
International.................................        311         323        307         41        33         91
                                                 ---------  ----------  ---------  ---------  --------  ---------
   Total Company..............................   $    690   $     590   $    541   $    152   $   157   $    379
                                                 =========  ==========  =========  =========  ========  =========

Sales are based on final destination of products sold.


 QUARTERLY FINANCIAL DATA (UNAUDITED)

                                         2000                                           1999
                     ---------------------------------------------  ---------------------------------------------
                     FIRST     SECOND   THIRD     FOURTH    TOTAL   FIRST    SECOND   THIRD     FOURTH    TOTAL
                     QUARTER   QUARTER  QUARTER   QUARTER   YEAR    QUARTER  QUARTER  QUARTER   QUARTER    YEAR
                     --------  -------- --------  --------  ------  -------- -------- --------- --------  -------
                                           (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Sales..............  $ 141.3   $ 169.7  $ 170.7   $ 208.0   $689.7  $ 105.0  $ 149.3  $  144.5  $ 191.6   $590.4
                     --------  -------- --------  --------  ------  -------- -------- --------- --------  -------
Gross Profit.......  $  50.4   $  61.0  $  62.1   $  83.6   $257.1  $  32.8  $  49.4  $   51.3  $  76.5   $210.0
                     --------  -------- --------  --------  ------  -------- -------- --------- --------  -------
Net Earnings (Loss)
   Continuing
     Operations....  $   5.2   $  10.4  $  14.0   $  23.4   $ 53.0  $  (2.0) $ (10.2) $    6.6  $  13.8   $  8.2
   Discontinued
     Operations....       --        --       --        --       --     (0.4)   (30.8)       --     (1.2)   (32.4)
                     --------  -------- --------  --------  ------  -------- -------- --------- --------  -------
Net Earnings (Loss)  $   5.2   $  10.4  $  14.0   $  23.4   $ 53.0  $  (2.4) $ (41.0) $    6.6  $  12.6   $(24.2)
                     ========  ======== ========  ========  ======  ======== ======== ========= ========  =======
Net Earnings
   (Loss) Per
   Share-Basic.....
   Continuing
     Operations....  $  0.17   $  0.33  $  0.45   $  0.74   $ 1.71  $ (0.07) $ (0.34) $   0.22  $  0.46   $ 0.27
   Discontinued
     Operations....       --        --       --        --       --    (0.01)   (1.02)       --    (0.05)   (1.07)
                     --------  -------- --------  --------  ------  -------- -------- --------- --------  -------
Basic..............  $  0.17   $  0.33  $  0.45   $  0.74   $ 1.71  $ (0.08) $ (1.36) $   0.22  $  0.41   $(0.80)
                     ========  ======== ========  ========  ======  ======== ======== ========= ========  =======
Net Earnings
   (Loss) Per
   Share-Diluted...
   Continuing
     Operations....  $  0.17   $  0.32  $  0.43   $  0.71   $ 1.64  $ (0.07) $ (0.34) $   0.21  $  0.45   $ 0.27
   Discontinued
     Operations....       --        --       --        --       --    (0.01)   (1.02)       --    (0.04)   (1.06)
                     --------  -------- --------  --------  ------  -------- -------- --------- --------  -------
Diluted............  $  0.17   $  0.32  $  0.43   $  0.71   $ 1.64  $ (0.08) $ (1.36) $   0.21  $  0.41   $(0.79)
                     ========  ======== ========  ========  ======  ======== ======== ========= ========  =======

       The four quarters for net earnings (loss) per share may not add to the total year because of differences in the weighted average number of shares outstanding during the quarters and the year.

       Net earnings from continuing operations for the fourth quarter of fiscal year 2000 include net after tax acquisition-related expenses of $1.2 million and related diluted loss per share of $0.03.

             VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS (UNAUDITED)

       The Company's common stock is traded on the New York Stock Exchange and Pacific Exchange under the symbol VAR. The following table sets forth the high and low closing sales prices for the Company's common stock as reported in the consolidated transaction reporting system for the New York Stock Exchange for the first half of fiscal year 1999.

FISCAL YEAR 1999                               HIGH           LOW
                                            -----------   ------------
     First Quarter....................      $  41 1/16    $   32 7/16
     Second Quarter...................         43             31 3/4

       On April 2, 1999, the end of the first half of fiscal year 1999, the Company distributed to its stockholders all of the outstanding shares of common stock of each of VI and VSEA. The high and low closing sales prices for the Company's common stock for the last half of fiscal year 1999 and in fiscal year 2000 were:

FISCAL YEAR 1999                               HIGH         LOW
                                            -----------  -----------
     Third Quarter.......................   $  25 1/4    $  16 5/8
     Fourth Quarter......................      24 3/16      19 7/16

FISCAL YEAR 2000

     First Quarter.......................      29 13/16     20 3/16
     Second Quarter......................      47 1/4       28 9/16
     Third Quarter.......................      48           38 1/2
     Fourth Quarter......................      48 13/16     39 11/16

       The Company declared cash dividends of $0.10 in the first quarter of fiscal year 1999. Since the Distribution, the Company has not paid any dividends on the common stock and does not currently anticipate paying dividends on the common stock for the foreseeable future. Further, the existing term loans of the Company's financing agreements contain provisions that limit the ability of the Company to pay dividends.

                                                                     SCHEDULE II

              VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
                      VALUATION AND QUALIFYING ACCOUNTS (1)
                 FOR THE FISCAL YEARS ENDED 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                               BALANCE AT     CHARGED             DEDUCTIONS            BALANCE
                                               BEGINNING     COSTS AND  -----------------------------  AT END OF
DESCRIPTION                                    OF PERIOD     EXPENSES      DESCRIPTION      AMOUNT       PERIOD
--------------------------------------------  -----------  ------------ ---------------- ------------  ----------
ALLOWANCE FOR DOUBTFUL NOTES & ACCOUNTS
   RECEIVABLE:
                                                                        Write-offs &
Fiscal year ended 2000.....................   $    1,138   $     1,142  Adjustments      $       420   $   1,860
                                              ===========  ============                  ============  ==========
                                                                        Write-offs &
Fiscal year ended 1999.....................   $    2,644   $     2,704  Adjustments      $     4,210(2)$   1,138
                                              ===========  ============                  ============  ==========
                                                                        Write-offs &
Fiscal year ended 1998.....................   $    2,715   $     3,020  Adjustments      $     3,091   $   2,644
                                              ===========  ============                  ============  ==========

ESTIMATED LIABILITY FOR PRODUCT WARRANTY:
                                                                        Actual
                                                                        Warranty
Fiscal year ended 2000.....................   $   18,152   $     27,670 Expenditures     $    25,847   $  19,975
                                              ===========  ============                  ============  ==========
                                                                        Actual
                                                                        Warranty
Fiscal year ended 1999.....................   $   44,153   $    56,389  Expenditures     $    82,390(3)$  18,152
                                              ===========  ============                  ============  ==========
                                                                        Actual
                                                                        Warranty
Fiscal year ended 1998.....................   $   37,620   $    59,433  Expenditures     $    52,900   $  44,153
                                              ===========  ============                  ============  ==========
--------------
  (1) As to column omitted the answer is "none."
  (2) Includes a $2,420 deduction due to the spin-offs of the Company's instruments and semiconductor businesses on April 2, 1999.
  (3) Includes a $22,437 deduction due to the spin-offs of the Company's instruments and semiconductor businesses on April 2, 1999.

                                  EXHIBIT INDEX

       Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

     EXHIBIT
     NUMBER      DESCRIPTION
     -------     -----------
       2         Amended and Restated Distribution Agreement, dated as of January 14, 1999, by and among Varian
                 Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian
                 Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit 2 to the registrant's Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
       3.1       Registrant's Restated Certificate of Incorporation.
       3.2       Registrant's By-Laws, as amended (incorporated by reference to Exhibit 3-B to the registrant's
                 Form 10-Q Quarterly Report for the quarter ended April 2, 1999. File No. 1-7598).
       4.1       Specimen Common Stock Certificate.*
      10.1+      Registrant's Omnibus Stock Plan.
      10.2+      Registrant's Management Incentive Plan.*
      10.3+      Registrant's form of Indemnity Agreement with Directors and Executive Officers.*
      10.4+      Registrant's form of Change in Control Agreement with certain Executive Officers other than the
                 Chief Executive Officer and the Chief Financial Officer.*
      10.5+      Registrant's Change in Control Agreement with the Chief Executive Officer.*
      10.6+      Registrant's Change in Control Agreement with the Chief Financial Officer *
      10.7+      Registrant's Change in Control Agreement with General Counsel.**
      10.8       Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 1, 1999, between Registrant and Prudential Insurance Company of America (certain exhibits and schedules omitted).*
      10.9       Employee Benefits Allocation Agreement, dated April 2, 1999, by and among Varian Associates, Inc.
                 (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor
                 Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.1 to the registrant's
                 Form 8-K Current Report dated as of April 2, 10.9 1999, File No. 1-7598).
      10.10      Intellectual Property Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment
                 Associates, Inc. (incorporated by reference to Exhibit No. 99.2 to the registrant's Form 8-K
                 Current Report dated as of April 2, 1999, File No. 1-7598).
      10.11      Tax Sharing Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment
                 Associates, Inc. (incorporated by reference to Exhibit No. 99.3 to the registrant's Form 8-K
                 Current Report dated as of April 2, 1999, File No. 1-7598).
      10.12      Transition Services Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment
                 Associates, Inc. (incorporated by reference to Exhibit No. 99.4 to the registrant's Form 8-K
                 Current Report dated as of April 2, 1999, File No. 1-7598).
      10.13+     Amended and Restated Severance Agreement between the registrant and Joseph B. Phair dated as of
                 August 20, 1999.**
      10.14+     Registrant's Supplemental Retirement Plan.**
      10.15+     Description of Certain Compensatory Arrangements between registrant and directors.**
      10.16+     Description of Certain Compensatory Arrangements between registrant and executive officers.**
      10.17+     Registrant's Deferred Compensation Plan.
      21         List of Subsidiaries.
      23         Consent of Independent Accountants.
      24         Power of Attorney by directors of the Company authorizing certain persons to sign this Annual Report
                 Report on Form 10-K on their behalf.
      27         Financial Data Schedule for the fiscal year ended September 29, 2000.
--------------
    *  Incorporated by reference from the exhibit of the same number to the registrant's Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598.
   **  Incorporated by reference from the exhibit of the same number to the registrant's Form 10-K Annual Report for the fiscal year ended October 1, 1999, File No. 1-7598.
    +  Management contract or compensatory arrangement.