Form 10-Q
period 2000-12-29
VARIAN MEDICAL SYSTEMS INC
filed 2001-02-09
CIK 203527

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ______________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 29, 2000
                                      or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,784,356 shares of Common Stock, par value $1 per share, outstanding as of February 8, 2001.


                                www.varian.com
                                  (NYSE: VAR)

================================================================================

                               TABLE OF CONTENTS

Part I.    Financial Information.............................................................................      3

Item 1.    Financial Statements (unaudited)..................................................................      3
           Consolidated Statements of Earnings...............................................................      3
           Consolidated Balance Sheets.......................................................................      4
           Consolidated Statements of Cash Flows.............................................................      5
           Notes to the Consolidated Financial Statements....................................................      6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................................................     13

Item 3.    Quantitative and Qualitative Disclosures about Market Risk........................................     18

Part II.   Other Information.................................................................................     20

Item 1.    Legal Proceedings.................................................................................     20

Item 6.    Exhibits and Reports on Form 8-K..................................................................     20

                          FORWARD-LOOKING STATEMENTS

     Except for historical information, this quarterly report on Form 10-Q contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to our management. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in these forward-looking statements and reported results should not be considered an indication of future performance due to the factors listed below, under "Management's Discussion and Analysis of Financial Condition and Results of Operations -Certain Factors Affecting Our Business" in our Annual Report on Form 10-K for the fiscal year ended September 29, 2000, and from time to time in our other filings with the Securities and Exchange Commission. For this purpose, statements concerning industry outlook, including market acceptance of or transition to new products or technology such as IMRT, brachytherapy, software, treatment techniques, and advanced X-ray products; growth drivers; Varian Medical Systems, Inc.'s ("VMS," "we" or "our") orders, sales, backlog or earnings growth; future financial results and any statements using the terms "should," "will," "hope," or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those projected or management's current expectations. Such risks and uncertainties include, without limitation, market acceptance, demand for and possible obsolescence of our products; our ability to successfully develop and commercialize new products; the impact on our sales and margins of competitive products and pricing; the effect of general economic conditions and foreign currency exchange rates; consistent availability of electric power and natural gas for our California and our suppliers' operations; our ability to increase operating margins on higher sales while controlling costs; our ability to maintain manufacturing capacity to meet demand, including the potential risk of earthquake damage to our existing facilities; the effect of environmental claims and clean-up expenses on our costs; our ability to protect our intellectual property and the related competitive advantages of our products; our reliance on sole source or a limited number of suppliers; the impact of managed care initiatives or other healthcare reforms in the U.S. on our capital expenditures and/or limitations on third party reimbursements and the resulting pressure on medical equipment pricing and user demand for our products; our ability to meet U.S. FDA and other domestic or foreign regulatory requirements or product clearances which might limit the products we can sell or subject us to fines or other regulatory actions; our use of distributors for a portion of our sales, the loss of which could reduce sales and harm our financial results; continued consolidation in the X-ray tubes market; the possibility that material product liability claims could harm our future sales, or require us to pay uninsured claims; the availability and adequacy of our insurance to cover future material liabilities, including any material product liability or product recall of General Electric manufactured products for which we provide customer service and have assumed such liabilities; our ability to attract and retain key employees in a highly competitive employment market; the affect which fluctuations in our operating results may have on the price of our common stock; the possibility that certain provisions of our Certificate of Incorporation and its stockholder rights plan might discourage a takeover and therefore limit the price of our common stock; our ability to meet time requirements for, and implement conversion to, the Euro currency in our business dealings and operations in certain European countries; the effect of price transparency on our business dealings in countries of the European Community following implementation of Euro currency regulations; the effect on our profit margins of product recycling and related regulatory requirements in European and other countries; our potential responsibility for additional tax obligations and other liabilities arising out of the spin-off of segments of our former businesses; and the effect on our revenue recognition of changes in accounting standards. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

                                    PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                                                                 Three Months Ended
                                                                                        -------------------------------
                                                                                        December 29,        December 31,
(Amounts in thousands, except per share amounts)                                            2000               1999
                                                                                        -------------       -----------
Sales.......................................................................            $     161,406       $   141,250
                                                                                        -------------       -----------
Operating Costs and Expenses
 Cost of sales..............................................................                  104,925            90,852
 Research and development...................................................                   11,169            10,256
 Selling, general and administrative........................................                   30,559            30,254
 Reorganization.............................................................                       37                --
                                                                                        -------------       -----------

   Total Operating Costs and Expenses.......................................                  146,690           131,362
                                                                                        -------------       -----------

Operating Earnings..........................................................                   14,716             9,888
Interest expense............................................................                   (1,000)           (1,586)
Interest income.............................................................                    1,201                66
                                                                                        -------------       -----------

Earnings from Continuing Operations Before Taxes............................                   14,917             8,368
Taxes on earnings...........................................................                    5,590             3,140
                                                                                        -------------       -----------

Earnings before Cumulative Effect of Change in Accounting Principle.........                    9,327             5,228
Cumulative Effect of Change in Accounting Principle--Net of Taxes...........                      121                --
                                                                                        -------------       -----------

Net Earnings................................................................            $       9,448       $     5,228
                                                                                        =============       ===========

Net Earnings Per Share--Basic
 Earnings before Cumulative Effect of Change in Accounting Principle........            $        0.29       $      0.17
 Cumulative Effect of Change in Accounting Principle--Net of Taxes..........                       --                --
                                                                                        -------------       -----------
      Net Earnings Per Share--Basic.........................................            $        0.29       $      0.17
                                                                                        =============       ===========

Net Earnings Per Share--Diluted
 Earnings before Cumulative Effect of Change in Accounting Principle........            $        0.28       $      0.17
 Cumulative Effect of Change in Accounting Principle--Net of Taxes..........                       --                --
                                                                                        -------------       -----------
      Net Earnings Per Share--Diluted.......................................            $        0.28       $      0.17
                                                                                        =============       ===========

Shares Used in the Calculation of Net Earnings Per Share:
    Average Shares Outstanding--Basic.......................................                   32,107            30,625
                                                                                        =============       ===========
    Average Shares Outstanding--Diluted.....................................                   33,645            31,360
                                                                                        =============       ===========


        See accompanying notes to the consolidated financial statements

             VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                         December 29,        September 29,
(Dollars in thousands, except par values)                                                    2000                 2000
                                                                                         ------------        -------------
                                                                                          (Unaudited)

                                        Assets
Current Assets
  Cash and cash equivalents........................................................      $    103,565        $      83,321
  Accounts receivable, net.........................................................           212,015              226,442
  Inventories......................................................................           109,778               92,482
  Other current assets.............................................................            49,912               48,343
                                                                                         ------------        -------------
      Total Current Assets.........................................................           475,270              450,588
                                                                                         ------------        -------------

Property, Plant and Equipment......................................................           209,655              206,614
  Accumulated depreciation and amortization........................................          (129,881)            (126,515)
                                                                                         ------------        -------------
      Net Property, Plant and Equipment............................................            79,774               80,099
                                                                                         ------------        -------------
Other Assets.......................................................................            73,304               71,863
                                                                                         ------------        -------------
      Total Assets.................................................................      $    628,348        $     602,550
                                                                                         ============        =============
                               Liabilities and Stockholders' Equity
Current Liabilities
  Notes payable....................................................................      $        448        $         616
  Accounts payable--trade..........................................................            51,593               41,351
  Accrued expenses.................................................................           116,156              128,391
  Product warranty.................................................................            20,340               19,975
  Advance payments from customers..................................................            58,959               59,563
                                                                                         ------------        -------------

      Total Current Liabilities....................................................           247,496              249,896
Long-Term Accrued Expenses.........................................................            22,355               23,795
Long-Term Debt.....................................................................            58,500               58,500
                                                                                         ------------        -------------
      Total Liabilities............................................................           328,351              332,191
                                                                                         ------------        -------------
Commitments and Contingencies
Stockholders' Equity
  Preferred stock
     Authorized 1,000,000 shares, par value $1, issued and outstanding none........                --                   --
  Common stock
     Authorized 99,000,000 shares, par value $1, issued and outstanding 32,435,000
      shares at December 29, 2000 and 31,769,000 shares at September 29, 2000......            32,435               31,769
  Capital in excess of par value...................................................            70,394               50,869
  Retained earnings................................................................           197,168              187,721
                                                                                         ------------        -------------
      Total Stockholders' Equity...................................................           299,997              270,359
                                                                                         ------------        -------------
      Total Liabilities and Stockholders' Equity...................................      $    628,348        $     602,550
                                                                                         ============        =============

        See accompanying notes to the consolidated financial statements

                VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                Three Months Ended
                                                                                        --------------------------------
                                                                                        December 29,        December 31,
                                                                                             2000               1999
                                                                                        --------------     -------------
                                                                                              (Dollars in thousands)
Operating Activities
Net Cash Provided by Operating Activities.........................................      $       15,405     $       9,803
                                                                                        --------------     -------------
Investing Activities
Purchase of property, plant and equipment.........................................              (4,606)           (5,231)
Proceeds from the sale of property, plant and equipment...........................                  --                18
Other, net........................................................................              (2,675)              289
                                                                                        --------------     -------------
   Net Cash Used by Investing Activities..........................................              (7,281)           (4,924)
                                                                                        --------------     -------------
Financing Activities
Net repayments on short-term obligations..........................................                (168)          (15,002)
Proceeds from common stock issued to employees....................................              13,166             1,981
                                                                                        --------------     -------------
   Net Cash Provided/(Used) by Financing Activities...............................              12,998           (13,021)
                                                                                        --------------     -------------

Effects of Exchange Rate Changes on Cash..........................................                (878)            2,310
                                                                                        --------------     -------------

   Net Increase/(Decrease) in Cash and Cash Equivalents...........................              20,244            (5,832)
   Cash and Cash Equivalents at Beginning of Period...............................              83,321            25,126
                                                                                        --------------     -------------
   Cash and Cash Equivalents at End of Period.....................................      $      103,565     $      19,294
                                                                                        ==============     =============

Detail of Net Cash Provided by Operating Activities
Net Earnings......................................................................      $        9,448     $       5,228
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation...................................................................               4,828             4,430
   Allowance for doubtful accounts................................................                 871                40
   Gain from sale of assets.......................................................                  --               (12)
   Amortization of intangibles....................................................                 965               948
   Deferred taxes.................................................................                (321)             (667)
   Non-cash stock-based compensation..............................................                  53                --
   Cumulative effect of change in accounting principle............................                (121)               --
   Change in assets and liabilities:
      Accounts receivable.........................................................              16,759            29,528
      Inventories.................................................................             (17,296)          (14,427)
      Other current assets........................................................              (1,526)           (2,620)
      Accounts payable-trade......................................................               9,501            (3,152)
      Accrued expenses............................................................             (13,489)           (6,909)
      Product warranty............................................................                 377               634
      Advance payments from customers.............................................                (825)           (2,824)
      Long-term accrued expenses..................................................              (1,440)             (861)
      Tax benefits from employee stock option exercises...........................               6,972               467
   Other..........................................................................                 649                --
                                                                                        --------------     -------------
   Net Cash Provided by Operating Activities......................................      $       15,405     $       9,803
                                                                                        ==============     =============

        See accompanying notes to the consolidated financial statements

                VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1: The consolidated financial statements include the accounts of Varian Medical Systems, Inc. (the "Company" or "VMS") and its subsidiaries and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The September 29, 2000 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of management, the interim consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the first quarter ended December 29, 2000 are not necessarily indicative of the results to be expected for a full year or for any other period.

NOTE 2: On April 2, 1999, Varian Associates, Inc. reorganized into three separate publicly traded companies by spinning off, through a tax-free distribution, two of its businesses to its stockholders (the "Distribution"). The Distribution resulted in the following three companies: 1) the Company (renamed from Varian Associates, Inc. to Varian Medical Systems, Inc. following the Distribution); 2) Varian, Inc. ("VI"); and 3) Varian Semiconductor Equipment Associates, Inc. ("VSEA"). The Distribution resulted in a non-cash dividend to stockholders.

          In connection with the Distribution, the Company, VI and VSEA also entered into various agreements that set forth the principles to be applied in separating the companies and allocating certain related costs and specified portions of contingent liabilities. The Company may be required to make cash payments to VI or VSEA, or may be entitled to receive cash payments from VI or VSEA as a result of these arrangments. The Company does not believe that any future payments would be material to the Company's consolidated financial statements.

          During fiscal year 1999, the Company recognized net reorganization and related charges as a result of the Distribution and the restructuring of its X-ray Products segment. The following table sets forth certain details associated with the net reorganization charges associated with the Distribution as of December 29, 2000 (in thousands of dollars):


                                                                          Accrual at                            Accrual at
                                                                         September 29,           Cash          December 29,
                                                                             2000              Payments            2000
                                                                         --------------       ----------       ------------
Retention bonuses, severance, and executive
compensation......................................................          $     1,583       $     (155)      $     1,428
Legal, accounting, printing and investment
banking fees......................................................                  100             (100)               --
Foreign taxes (excluding income taxes)............................                  676             (475)              201
                                                                         --------------       ----------       -----------
                                                                            $     2,359       $     (730)      $     1,629
                                                                         ==============       ==========       ===========

NOTE 3: Inventories are valued at the lower of cost or market (realizable value) using last-in, first-out ("LIFO") cost for the U.S. inventories (except X-ray Products). All other inventories are valued principally at average cost. If the first-in, first-out ("FIFO") method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $15.2 million at December 29, 2000 and $14.9 million at September 29, 2000. The main components of inventories are as follows:


                                                                                    December 29,          September 29,
                                                                                         2000                   2000
                                                                                    ------------          -------------
                                                                                           (Dollars in millions)
          Raw materials and parts............................................       $       80.7          $        67.4
          Work-in-process....................................................               11.3                   10.7
          Finished goods.....................................................               17.8                   14.4
                                                                                    ------------          -------------
               Total Inventories.............................................       $      109.8          $        92.5
                                                                                    ============          =============

NOTE 4: In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be measured at fair value on the consolidated balance sheets. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. Changes in the fair value of derivatives that do not qualify for hedge treatment must be recognized in earnings, together with elements excluded from effectiveness testing and the ineffective portion of a particular hedge. Upon initial adoption of SFAS 133 on September 30, 2000, the Company recorded a cumulative after-tax increase to net income of approximately $121,000, reflecting the time value on forward contracts that the Company has elected to exclude from effectiveness testing under SFAS 133.

          The Company has significant international transactions in foreign currencies and addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company primarily enters into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates. The forward exchange contracts generally range from one to twelve months in original maturity. The Company does not have any forward exchange contract with an original maturity greater than one year.

          The Company currently uses only derivatives that are designated as fair value hedges as prescribed by SFAS 133. For each derivative contract entered, the Company formally documents at the hedge's inception the relationship between the hedging instrument (forward contract) and hedged item (international firmly committed sales order), the nature of the risk being hedged, as well as its risk management objective and strategy for undertaking the hedge. This process includes linking all derivatives that are designated as fair value hedges to specific firm commitments. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values of hedged items. As the terms of the forward contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the period-to-period change in the fair value of the forward contract to the change in the spot rates of the related firm commitment. If a derivative qualifies as a fair value hedge, changes in the fair value of the derivative are offset against changes in the fair value of the underlying firm commitment, the difference of which is recognized currently in "cost of sales." The Company has elected to exclude time value on forward contracts from effectiveness testing, and the excluded component is recognized currently in "cost of sales." No ineffectiveness was recognized in the first quarter of fiscal 2001. However, the Company could experience ineffectiveness on any specific hedge transaction if the hedged item (a previously firmly committed sales order) is cancelled or if the delivery date is re-scheduled.

          The Company also hedges the balance sheet exposures from its various foreign subsidiaries and business units. The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency. These hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge treatment under SFAS 133. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in "selling, general and administrative expenses" in the current period.

          Beyond foreign exchange hedging activities, the Company has no other freestanding or embedded derivative instruments.

NOTE 5: Earnings per share ("EPS") is computed under two methods, basic and diluted. Basic net earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common stockholders by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive). A reconciliation of the numerator and denominator used in the earnings per share calculations is presented as follows (in thousands, except per share amounts):


                                                                                                         Three Months Ended
                                                                                                 ----------------------------------
                                                                                                  December 29,          December 31,
                                                                                                      2000                 1999
                                                                                                 ------------          ------------
          Numerator--Basic and Diluted:
          Earnings before Cumulative Effect of Change in Accounting Principle..................   $    9,327           $      5,228
          Cumulative Effect of Change in Accounting Principle--Net of Taxes....................          121                     --
                                                                                                  ----------           ------------
                    Net Earnings...............................................................   $    9,448           $      5,228
                                                                                                  ==========           ============
          Denominator--Basic:
          Average shares outstanding...........................................................       32,107                 30,625
                                                                                                  ==========           ============
          Net Earnings Per Share--Basic:
          Earnings before Cumulative Effect of Change in Accounting Principle..................   $     0.29           $       0.17
          Cumulative Effect of Change in Accounting Principle--Net of Taxes....................           --                     --
                                                                                                  ----------           ------------
                    Net Earnings Per Share--Basic..............................................   $     0.29           $       0.17
                                                                                                  ==========           ============
          Denominator--Diluted:
          Average shares outstanding...........................................................       32,107                 30,625
          Dilutive stock options...............................................................        1,538                    735
                                                                                                  ----------           ------------
                                                                                                      33,645                 31,360
                                                                                                  ==========           ============
          Net Earnings Per Share--Diluted:
          Earnings before Cumulative Effect of Change in Accounting Principle..................   $     0.28           $       0.17
          Cumulative Effect of Change in Accounting Principle--Net of Taxes....................           --                     --
                                                                                                  ----------           ------------
                    Net Earnings Per Share--Diluted............................................   $     0.28           $       0.17
                                                                                                  ==========           ============


          Options to purchase 745,020 shares at an average exercise price of $55.81 were outstanding on a weighted average basis during the quarter ended December 29, 2000, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares.

          Options to purchase 803,820 shares at an average exercise price of $26.68 were outstanding on a weighted average basis during the quarter ended December 31, 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares.

NOTE 6:   The Company's operations are grouped into two reportable segments:
          Oncology Systems and X-ray Products. These segments were determined based on how management views and evaluates the Company's operations. The Company's Ginzton Technology Center ("GTC") including its brachytherapy business, is reflected in an "other" category. Other factors included in segment determination were similar economic characteristics, distribution channels, manufacturing environment, technology and customers. The Company evaluates performance and allocates resources based on earnings from continuing operations before interest and taxes.

          Information about Profit/(Loss)

                                                                                                        Earnings from
                                                                                                    Continuing Operations
                                                                      Sales                              Before Taxes
                                                         -------------------------------     ------------------------------------
                                                                Three Months Ended                    Three Months Ended
                                                         -------------------------------     ------------------------------------

                                                          December 29,      December 31,       December 29,         December 31,
                                                               2000              1999               2000                1999
                                                         --------------    --------------    ---------------     ----------------
                                                                                  (Dollars in millions)

          Oncology Systems...........................    $          124    $          106    $            16     $             13
          X-ray Products.............................                33                30                  3                    3
          Other......................................                 4                 5                 (1)                  (1)
                                                         --------------    --------------    ---------------     ----------------
             Total Industry Segments.................               161               141                 18                   15
          Corporate..................................                --                --                 (3)                  (5)
          Interest, net..............................                --                --                 --                   (2)
                                                         --------------    --------------    ---------------     ----------------
             Total Company...........................    $          161    $          141    $            15     $              8
                                                         ==============    ==============    ===============     ================

NOTE 7: In June 2000, the SEC issued Staff Accounting Bulletin No. 101B ("SAB 101B"), "Second Amendment: Revenue Recognition in Financial Statements." SAB 101B amends Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," to defer the implementation date of SAB 101 for registrants until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In October 2000, the SEC released written guidance to assist with implementing this staff accounting bulletin. The Company is required to adopt SAB 101 in the fourth quarter of its fiscal year ending September 28, 2001. Management is currently evaluating the potential effect of the implementation of SAB 101 on its financial condition and results of operations. The implementation of SAB 101 could result in changes to the timing of revenue recognition practices, and therefore could have a material and adverse effect on the Company's financial condition and results of operations in the period of implementation.

NOTE 8: In May 1999, the Company agreed to invest $5 million in a consortium to participate in the acquisition of a minority interest in dpiX LLC ("dpiX"), which supplies the Company with amorphous silicon based thin-film transistor arrays for its imaging products and for its Oncology System's Portal Vision imagers. The Company funded $2.5 million in July 1999 and the remaining $2.5 million in July 2000. These amounts are included in "Other Assets" on the Company's consolidated balance sheets. The investment is accounted for under the equity method. Under the agreement governing the consortium, each equity partner absorbs the consortium's share of the gains and losses of dpiX based on a designated sequential order. The Company is required to absorb its portion of the consortium's cumulative share of dpiX's losses when the consortium's cumulative share of dpiX's losses exceeds $20 million. At this time, management believes it is reasonably possible that it will recognize a loss of up to $5 million on this investment some time in the latter part of fiscal year 2001. The $5 million represents the maximum share of the consortium's losses that the Company is obligated to record based on the initial level of contributions into the consortium.

NOTE 9: The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and

          Liability Act of 1980, as amended ("CERCLA"), at eight sites where Varian Associates, Inc. is alleged to have shipped manufacturing waste for recycling or disposal. The Company is overseeing environmental cleanup projects and as applicable, reimbursing third parties for cleanup activities. The cleanup projects that the Company is overseeing are conducted under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company's sale of its electron devices business during 1995, and the sale of its thin film systems business during 1997). Under the terms of the agreement governing the Distribution, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). Expenditures for environmental investigation and remediation amounted to $0.4 million and $0.5 million (net of amounts borne by VI and VSEA) for the first quarter of fiscal years 2001 and 2000, respectively.

          For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities (including cleanup costs, reimbursements to third parties, project management costs and legal costs) if undertaken. As of December 29, 2000, the Company nonetheless estimated that the Company's future exposure (net of VI's and VSEA's indemnification obligations) to complete the cleanup projects for these sites ranged in the aggregate from $4.7 million to $14.5 million. The time frame over which the Company expects to complete the cleanup projects varies with each site, ranging up to approximately 30 years as of December 29, 2000. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $4.7 million as of December 29, 2000. The amount accrued has not been discounted to present value.

          As to other sites and facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future cleanup activities. As of December 29, 2000, the Company estimated that the Company's future exposure (net of VI and VSEA's indemnification obligations) to complete the cleanup projects including paying third party claims for these sites and facilities ranged in the aggregate from $22.8 million to $52.0 million. The time frame over which these cleanup projects are expected to be complete varies with each site and facility, ranging up to approximately 30 years as of December 29, 2000. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $35.8 million at December 29, 2000. The Company accordingly accrued $17.6 million, which represents its best estimate of the future costs discounted at 4%, net of inflation. This accrual is in addition to the $4.7 million described in the preceding paragraph.

          The foregoing amounts are only estimates of anticipated future environmental-related costs to cover the known cleanup projects, and the amounts actually spent may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental cleanup activities, the large number of sites and facilities involved and the amount of third party claims. The Company believes that most of these cost ranges will narrow as cleanup activities progress. The Company believes that its reserves are adequate, but as the scope of its obligations becomes more clearly defined, these reserves (and the associated indemnification obligations of VI and VSEA) may be modified and related charges against earnings may be made.

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

          The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. The Company received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental-related expenditures, and the Company therefore has a $4.5 million receivable in Other Assets at December 29, 2000. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although the Company intends to aggressively pursue additional insurance and other recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

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

          Following the Distribution, the Company retained the liabilities related to the medical systems business prior to the Distribution, including the ISOs Litigation. In addition, the Company agreed to manage and defend liabilities related to legal proceedings and environmental matters arising from corporate or discontinued operations of the Company prior to the Distribution. VI and VSEA generally are each obligated to indemnify the Company for one-third of these liabilities (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company), including certain environmental-related liabilities described above, and to fully indemnify the Company for liabilities arising from the operations of the business transferred to each prior to the Distribution. The availability of such indemnities will depend upon the future financial strength of VI and VSEA. Given the long-term nature of some of the liabilities, no assurance can be given that the relevant company will be in a position to fund such indemnities. It is also possible that a court would disregard this contractual allocation of indebtedness, liabilities and obligations among the parties and require the Company to assume responsibility for obligations allocated to another party, particularly if such other party were to refuse or was unable to pay or perform any of its allocated obligations. In addition, the agreement governing the Distribution generally provides that if a court prohibits a company from satisfying its indemnification obligations, then such indemnification obligations will be shared equally between the two other companies.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries as of December 29, 2000, and the related consolidated statements of earnings for each of the three-month periods ended December 29, 2000 and December 31, 1999 and the consolidated statements of cash flows for the three-month periods ended December 29, 2000 and December 31, 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of September 29, 2000, and the related consolidated statements of earnings, of stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated November 9, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 29, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP

San Jose, California
January 19, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

     VMS is a world leader in the design and manufacture of integrated cancer therapy systems, as well as high-quality, cost-effective X-ray tubes for original equipment manufacturers, replacement X-ray tubes and imaging subsystems. Our oncology systems line encompasses a fully integrated system of products embracing not only linear accelerators but also sophisticated ancillary products and services. Our linear accelerators and simulators are in service around the world, treating cancer patients daily. Our X-ray tubes are sold to most major diagnostic equipment manufacturers and cover a range of applications including CT scanning, radioscopic/fluoroscopic imaging, special procedures and mammography. In addition, we are pursuing technologies and products to improve disease management by investigating the interaction of targeted energy and biological molecules in our research facility, the Ginzton Technology Center ("GTC").

     This discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this report, as well as the information contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Business" in our Annual Report on Form 10-K for the fiscal year ended September 29, 2000.

Results of Operations

  Fiscal Year

     Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2001 is the 52-week period ending September 28, 2001, and fiscal year 2000 was the 52-week period ended September 29, 2000. The fiscal quarters ended December 29, 2000 and December 31, 1999 were both 13 weeks long.

  First Quarter of Fiscal Year 2001 Compared to First Quarter of Fiscal Year
  2000

       Sales: Our sales of $161 million in the first quarter of fiscal year 2001 were 14% higher than our sales of $141 million in the first quarter of fiscal year 2000. International sales were $90 million, or 56% of sales, in the first quarter of fiscal year 2001, compared to $70 million, or 50% of sales, in the first quarter of fiscal year 2000.

          ------------------------------------------------------------------------------------------------
          SALES (by region)
                                                     First quarter 2001         First quarter 2000
                                                     ------------------         ------------------
          ------------------------------------------------------------------------------------------------
          Oncology systems:
          -- North America                                $  59 million            $  58 million
          -- Europe                                          37 million               30 million
          -- Asia                                            22 million                8 million
          -- Rest of the world                                6 million               10 million
                                                          -------------            -------------
             Total oncology systems                       $ 124 million            $ 106 million
          ------------------------------------------------------------------------------------------------
          X-ray tubes and imaging subsystems:
          -- North America                                $  10 million            $  10 million
          --  Europe                                          4 million                4 million
          --  Asia                                           18 million               15 million
          --  Rest of the world                               1 million                1 million
                                                          -------------            -------------
               Total X-ray tubes and imaging subsystems   $  33 million            $  30 million
          ------------------------------------------------------------------------------------------------
          GTC                                             $   4 million            $   5 million
          ------------------------------------------------------------------------------------------------

       Oncology systems sales: Oncology systems sales increased 17% to $124 million (77% of sales) in the first quarter of fiscal year 2001, compared to $106 million (75% of sales) in the first quarter of fiscal year 2000. Our sales growth reflects the continued
                          increased demand for advanced digital radiotherapy equipment for delivering state-of-the-art cancer care. North American sales were flat compared to a very strong year-ago quarter. Because of timing in shipments as a result of customer requested delivery schedules, we had strong growth in international sales.

     X-ray tubes and
     imaging subsystems   X-ray tubes and imaging subsystems sales increased
     sales:               10% between quarters to $33 million (20% of sales)
                          in the first quarter of fiscal year 2001, compared to $30 million (21% of sales) in the first quarter of fiscal year 2000. The increase was primarily attributable to demand for our CT tube products, particularly from a large customer in Japan.


     GTC sales:           GTC sales were $4 million for the first quarter of
                          fiscal year 2001, compared to $5 million for the same period in fiscal year 2000. GTC sales are primarily in the brachytherapy business. GTC also derives revenue from research contracts. Higher first quarter fiscal year 2000 sales were primarily driven by the timing of a new product release.

     Gross Profit: We recorded gross profit of $56 million in the first quarter of fiscal year 2001 and $50 million in the first quarter of fiscal year 2000. As a percentage of sales, gross profit was 35% in the first quarter of fiscal year 2001 and 36% in the first quarter of fiscal year 2000. Gross profit as a percentage of sales of oncology systems was flat at 37% for both quarters despite the geographical mix shift toward international sales, which typically have lower margins. However, gross margins as a percentage of sales of X-ray tubes and imaging subsystems decreased from 31% in the first quarter of fiscal year 2000 to 29% in the first quarter of fiscal year 2001. The decline stemmed primarily from a sales-mix shift toward lower margin glass tube products.

     Research and Development: Research and development expenses were $11 million in the first quarter of fiscal year 2001 compared to $10 million in the same period of fiscal year 2000, representing 7% of sales for both quarters.

     Selling, General and Administrative: Selling, general and administrative expenses were $31 million in the first quarter of fiscal year 2001 compared to $30 million in the same period of fiscal year 2000, representing 19% and 21% of sales, respectively. The decrease in selling, general and administrative expenses as a percentage of sales was largely due to approximately $1.0 million of foreign currency hedging gain related to hedges of our foreign-currency-denominated assets and liabilities during the first quarter of fiscal year 2001 compared to approximately $1.0 million of foreign currency hedging loss of the same nature in the first quarter of the prior fiscal year.

     Interest Expense, Net: Net interest income was $0.2 million for the first quarter of fiscal year 2001, compared to $1.5 million net interest expense for the same quarter in fiscal year 2000. The quarter-over-quarter change reflected a combination of a $0.6 million decrease in interest expense associated with having lower levels of debt in the first quarter of fiscal year 2001 and a $1.1 million increase in interest income associated with increasing cash levels in the first quarter of fiscal year 2001.

     Taxes on Earnings: Our estimated effective tax rate for the first quarter of fiscal year 2001 was 37.5%. This rate is consistent with the effective tax rate of 37.5% in the first quarter and all of fiscal year 2000.

     Cumulative Effect of Change in Accounting Principle-Net of Taxes: We recorded a $0.1 million credit to earnings related to the adoption of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," in the first quarter of fiscal year 2001. For a discussion of SFAS 133, see Note 4 of the Notes to Consolidated Financial Statements.

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

     At December 29, 2000, we had $58.5 million of long-term loans and $0.4 million of short-term notes payable. Interest rates on the outstanding long-term loans on this date ranged from 6.70% to 7.15%. The weighted average interest rate on these long-term loans was 6.82%. As of December 29, 2000, the weighted average interest rate on the short-term notes payable was 5.78%. The long-term loans currently contain covenants that limit future borrowings and cash dividends payments. The covenants also require us to maintain certain levels of working capital and operating results.

     At December 29, 2000, we had $103.6 million in cash and cash equivalents (approximately 37% of which was held abroad and would be subject to additional taxation if it was repatriated to the U.S.) compared to $83.3 million at September 29, 2000.

     Our primary cash inflows and outflows for the first quarter of fiscal year 2001 and 2000 were as follows:


     . We generated cash from operating activities of $15 million during the first quarter of fiscal year 2001, compared to the $10 million we generated from operating activities in the first quarter of fiscal year 2000. The primary contributor to the increase in operating cash flow quarter over quarter was our increase in net earnings, from $5 million in the first quarter of fiscal year 2000 to $9 million in the first quarter of fiscal year 2001. The following items also contributed to our operating cash flows in the first quarter of fiscal year 2001: $7 million in net non-cash charges including depreciation, amortization, and other write-offs, $17 million reduction in accounts receivable net of foreign currency adjustments, $10 million increase in trade accounts payable net of foreign currency adjustments, partially offset by additions to inventory of $17 million and decrease in accrued expenses of $13 million, both of which are also net of foreign currency adjustments.

     . Investing activities used $7 million and $5 million of net cash in the first quarter of fiscal year 2001 and 2000, respectively. Of the $7 million used in the first quarter of fiscal year 2001, $5 million was used to purchase property, plant and equipment. Of the $5 million used in the first quarter of fiscal year 2000, almost all of it was for purchases of property, plant and equipment.

     . Financing activities provided net cash of $13 million in the first quarter of fiscal year 2001 primarily due to proceeds from stock option exercises, compared to using net cash of $13 million in the same period in fiscal year 2000. The net cash used in the first quarter of fiscal year 2000 was primarily to pay down short-term debt.

     Total debt as a percentage of total capital improved from 17.9% at fiscal year end 2000 to 16.4% at December 29, 2000 largely due to the increase of our stockholders' equity during the quarter. The ratio of current assets to current liabilities improved from 1.80 to 1 at fiscal year end 2000 to 1.92 to 1 at December 29, 2000. At December 29, 2000, we had $72.3 million available in unused uncommitted lines of credit as well as an additional $50 million in an unused committed revolving credit facility.

     In May 1999, we agreed to invest $5 million in a consortium to participate in the acquisition of a minority interest in dpiX LLC ("dpiX"), which supplies us with amorphous silicon based thin-film transistor arrays for our imaging products and for our Oncology System's Portal Vision imagers. We funded $2.5 million in July 1999 and the remaining $2.5 million in July 2000. The investment was recorded under the equity method of accounting. Under the agreement governing the consortium, each equity partner absorbs the consortium's share of the gains and losses of dpiX based on a designated sequential order. We are required to absorb our portion of the consortium's cumulative share of dpiX's losses when the consortium's cumulative share of dpiX's losses exceeds $20 million. At this time, management believes it is reasonably possible that we will recognize a loss of up to $5 million on this investment some time in the latter part of fiscal year 2001. The $5 million represents the maximum share of the consortium's losses that we are obligated to record based on the initial level of contributions into the consortium.

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

     After the Distribution, we retained the liabilities related to the medical systems business before the spin-offs, including the ISOs Litigation. In addition, under the agreement governing the Distribution, we agreed to manage and defend liabilities related to legal proceedings and environmental matters arising from corporate or discontinued operations. Each of VI and VSEA must generally indemnify us for one-third of these liabilities (after adjusting for any insurance proceeds we realize or tax benefits we receive), including certain environmental-related liabilities described below and to fully assume and indemnify us for liabilities arising from each of their operations before the Distribution. The availability of such indemnities will depend upon the future financial strength of VI and VSEA. Given the long-term nature of some of the liabilities, either company may not be in a position to fund indemnities in the future. A court could also disregard the contractual allocation of indebtedness, liabilities and obligations among the parties and require us to assume responsibility for obligations allocated to another party, particularly if such other party were to refuse or was unable to pay or perform any of its allocated obligations. In addition, the agreement governing the Distribution generally provides that if a court prohibits any of the companies from satisfying its indemnification obligations, then such indemnification obligations will be shared equally between the two other companies.

     From time to time, we are involved in certain other legal proceedings arising in the ordinary course of our business. While we cannot be certain about the ultimate outcome of any litigation, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on our financial position, results of operations or cash flows.

     Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the U.S. and global economies. Although our cash requirements will fluctuate (positively and negatively) as a result of the shifting influences of these factors, we believe that existing cash, cash generated from operations and our borrowing capability will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements for the current fiscal year and fiscal year 2002.

Recent Accounting Pronouncement

     In June 2000, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101B ("SAB 101B"), "Second Amendment: Revenue Recognition in Financial Statements." SAB 101B amends Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," to defer the implementation date of SAB 101 for registrants until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In October 2000, the SEC released written guidance to assist with implementing this staff accounting bulletin. We are required to adopt SAB 101 in the fourth quarter of our fiscal year ending September 28, 2001. We are currently evaluating the potential effect of the implementation of SAB 101 on our financial condition and results of operations. The implementation of SAB 101 could result in changes to the timing of revenue recognition practices, and therefore could have a material and adverse effect on our financial condition and results of operations in the period of implementation.

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

     From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. Under various laws (such as the federal "Superfund" law) and under our obligations concerning operations before the spin-offs, we are overseeing environmental cleanup projects from our pre-spun-off operations and as applicable reimbursing third parties (such as the U.S. Environmental Protection Agency or other responsible parties) for cleanup activities. Under the terms of agreement governing the Distribution, we are obligated to pay one-third of certain environmental liabilities caused by operations before the spin-offs, with VI and VSEA obligated for the balance. The cleanup projects we are overseeing are being conducted under the direction of or in consultation with relevant regulatory agencies. We estimated these cleanup projects would take up to 30 years to complete. As described below, we have accrued a total of $22.3 million to cover our liabilities for these cleanup projects:

      . We have developed a range of potential costs covering a variety of cleanup activities, including three cleanup projects, reimbursements to third parties, project management costs and legal costs. There are, however, various uncertainties in these estimates that make it difficult to develop a best estimate. Our estimate of future costs to complete these cleanup activities ranges from $4.7 million to $14.5 million. For these estimates, we have not discounted the costs to present dollars because of the uncertainties that make it difficult to develop a best estimate and have accrued $4.7 million, which is the amount at the low end of the range.

      . For seven cleanup projects, we have sufficient knowledge to develop better estimates of our future costs. While our estimate of future costs to complete these cleanup projects, including third party claims, ranges from $22.8 million to $52.0 million, our best estimate within that range is $35.8 million. For these projects we have accrued $17.6 million; which is our best estimate of the $35.8 million discounted to present dollars at 4%, net of inflation.


     When we develop these estimates above, we consider the financial strength of other potentially responsible parties. These amounts are, however, only estimates and may be revised in the future as we get more information on these projects. We may also spend more or less than these estimates. Based on current information, we believe that our reserves are adequate. At this time, management believes that it is remote that any single environmental event would have a materially adverse impact on our financial statements in any single fiscal year. We spent $0.4 million and $0.5 million during the first quarter of fiscal year 2001 and 2000, respectively.

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


     We have significant international transactions in foreign currencies and address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer's economy, and adhere to a policy of hedging foreign currency exposures that result from international firmly committed sales orders with forward exchange contracts. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into forward exchange contracts for trading purposes. The forward exchange contracts generally range from one to twelve months in original maturity. We do not have any forward exchange contract with an original maturity greater than one year. We also hedge the balance sheet exposures from our various foreign subsidiaries and business units having U.S. dollar functional currencies. We enter into these foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

     Forward exchange contracts outstanding as of December 29, 2000 are summarized as follows:


                                                             Notional Value      Notional Value
                                                                  Sold             Purchased
                                                          ------------------     ---------------
                                                                 (Dollars in thousands)

Australian dollar.....................................              $  4,974           $ 2,721
Brazilian real........................................                    --               502
British pound.........................................                27,039                --
Canadian dollar.......................................                18,233                --
Danish krona..........................................                 5,685             2,833
Euro..................................................                54,388             3,904
Japanese yen..........................................                19,010                --
Swedish krona.........................................                 3,760                --
Swiss franc...........................................                 1,248             7,829
Thailand baht.........................................                 1,545                --
                                                          ------------------    --------------
Totals................................................              $135,882           $17,789
                                                          ==================    ==============

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

     The fair value of our investment portfolio or related income would not be significantly impacted by interest rates since the investment maturities are short. Our long-term debt of $58.5 million at December 29, 2000 carries a weighted average fixed interest rate of 6.82% per annum with principal payments due in various installments over a ten-year period, beginning in 2005. Our notes payable to bank of $0.4 million carry a weighted average fixed interest rate of 5.78% per annum.

     The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents and debt obligations.



                                     Balance at                               Fiscal Year
                                      December        ---------------------------------------------------------------------------
                                      29, 2000          2001      2002     2003            2004       2005    Thereafter    Total
                                      --------          ----      ----     ----            ----       ----    ----------    -----
                                                                                  (Dollars in millions)
Assets
 Cash and cash equivalents....         $103.6         $103.6        --       --              --         --         --      $103.6
 Average interest rate........           5.68%          5.68%                                                                5.68%

Liabilities
 Notes payable................         $  0.4         $  0.4       --       --              --         --         --       $  0.4
 Average interest rate........           5.78%          5.78%      --       --              --         --         --         5.78%

 Long-term debt...............         $ 58.5             --       --       --              --       $5.3      $53.2       $ 58.5
 Average interest rate........           6.82%            --       --       --              --       6.76%      6.82%        6.82%

     The estimated fair value of our cash and cash equivalents (a portion of which was held abroad at December 29, 2000 and would be subject to additional taxation if it was repatriated in the U.S.) approximates the principal amounts reflected above based on the short maturities of these financial instruments.

     Although payments under certain of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings.

   Information related to Item 1 is disclosed in Part I Item 1 (Note 9 to the interim consolidated financial statements) and in Part I Item 2 (Management's Discussion and Analysis of Financial Condition).

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits required to be filed by Item 601 of Regulation S-K:

   Exhibit
     No.      Description
   -------    -----------

   15            Letter Regarding Unaudited Interim Financial Information.


   (b) The Company did not file any reports on Form 8-K during the quarter ended December 29, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             VARIAN MEDICAL SYSTEMS, INC.
                                                       (Registrant)

Dated: February 9, 2001                          By: /s/ Elisha W. Finney
                                                     ---------------------------
                                                           Elisha W. Finney
                                                     Vice President, Finance and
                                                         Chief Financial Officer
                                                    (Duly authorized officer and
                                                    Principal Financial Officer)

                               INDEX TO EXHIBITS


Exhibit
  No.             Description
-------           -----------
15                  Letter Regarding Unaudited Interim Financial Information.