Form 10-Q
period 2001-03-30
VARIAN MEDICAL SYSTEMS INC
filed 2001-05-11
CIK 203527

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

                 For the quarterly period ended March 30, 2001
                                      or

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,212,312 shares of Common Stock, par value $1 per share, outstanding as of May 9, 2001.

                                www.varian.com
                                  (NYSE: VAR)

================================================================================

                               TABLE OF CONTENTS


Part I.    Financial Information.............................................................................      3

Item 1.    Financial Statements (unaudited)..................................................................      3
           Consolidated Statements of Earnings...............................................................      3
           Consolidated Balance Sheets.......................................................................      4
           Consolidated Statements of Cash Flows.............................................................      5
           Notes to the Consolidated Financial Statements....................................................      6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................................................     15

Item 3.    Quantitative and Qualitative Disclosures about Market Risk........................................     22

Part II.   Other Information.................................................................................     24

Item 1.    Legal Proceedings.................................................................................     24

Item 2.    Changes in Securities and Use of Proceeds.........................................................     24

Item 4.    Submission of Matters to a Vote of Security Holders...............................................     24

Item 6.    Exhibits and Reports on Form 8-K..................................................................     25

                          FORWARD-LOOKING STATEMENTS

   Except for historical information, this quarterly report on Form 10-Q contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to our management. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in these forward-looking statements and reported results should not be considered an indication of future performance due to the factors listed below, under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Business" in our Annual Report on Form 10-K for the fiscal year ended September 29, 2000, and from time to time in our other filings with the Securities and Exchange Commission. For this purpose, statements concerning industry outlook, including market acceptance of or transition to new products or technology such as IMRT, brachytherapy, software, treatment techniques, and advanced X-ray products; growth drivers; Varian Medical Systems, Inc.'s ("VMS," "we" or "our") orders, sales, backlog or earnings growth; future financial results and any statements using the terms "aiming," "believe," "can," "should," "will," "hope," or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those projected or management's current expectations. Such risks and uncertainties include, without limitation, market acceptance, demand for and possible obsolescence of our products; our ability to successfully develop and commercialize new products; the impact on our sales and margins of competitive products and pricing; the effect of general economic conditions and foreign currency exchange rates; consistent availability of electric power and natural gas for our California and our suppliers' operations; our ability to increase operating margins on higher sales while controlling costs; our ability to maintain manufacturing capacity to meet demand, including the potential risk of earthquake damage to our existing facilities; the effect of environmental claims and clean-up expenses on our costs; our ability to protect our intellectual property and the related competitive advantages of our products; our reliance on sole source or a limited number of suppliers; the impact of managed care initiatives or other healthcare reforms in the U.S. on our capital expenditures and/or limitations on third party reimbursements and the resulting pressure on medical equipment pricing and user demand for our products; our ability to meet U.S. Food and Drug Administration and other domestic or foreign regulatory requirements or product clearances which might limit the products we can sell or subject us to fines or other regulatory actions; our use of distributors for a portion of our sales, the loss of which could reduce sales and harm our financial results; continued consolidation in the X-ray tubes market; the possibility that material product liability claims could harm our future sales, or require us to pay uninsured claims; the availability and adequacy of our insurance to cover future material liabilities, including any material product liability or product recall of General Electric manufactured products for which we provide customer service and have assumed such liabilities; our ability to attract and retain key employees in a highly competitive employment market; the effect that fluctuations in our operating results may have on the price of our common stock; the possibility that certain provisions of our Certificate of Incorporation and its stockholder rights plan might discourage a takeover and therefore limit the price of our common stock; our ability to meet time requirements for, and implement conversion to, the Euro currency in our business dealings and operations in certain European countries; the effect of price transparency on our business dealings in countries of the European Union following implementation of Euro currency regulations; the effect on our profit margins of product recycling and related regulatory requirements in European and other countries; our potential responsibility for additional tax obligations and other liabilities arising out of the spin-off of segments of our former businesses; and the effect on our revenue recognition of changes in accounting standards. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

                                     PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                                          Three Months Ended                  Six Months Ended
                                                                      ----------------------------     -----------------------------
                                                                       March 30,        March 31,        March 30,         March 31,
                                                                          2001             2000             2001              2000
                                                                      -----------      -----------     ------------     ------------
                                                                             (Amounts in thousands, except per share amounts)

Sales...........................................................        $192,775         $169,795         $354,181         $311,045
                                                                     -----------      -----------     ------------      ------------
Operating Costs and Expenses
 Cost of sales..................................................         121,324          108,751          226,249          199,603
 Research and development.......................................          10,937           11,455           22,106           21,711
 Selling, general and administrative............................          36,100           31,973           66,659           62,227
 Reorganization.................................................             275               --              312               --
                                                                     -----------      -----------     ------------      ------------

   Total Operating Costs and Expenses...........................         168,636          152,179          315,326          283,541
                                                                     -----------      -----------     ------------      ------------

Operating Earnings..............................................          24,139           17,616           38,855           27,504
Interest expense................................................          (1,025)          (1,268)          (2,025)          (2,854)
Interest income.................................................           1,574              211            2,775              277
                                                                     -----------      -----------     ------------      ------------

Earnings Before Taxes...........................................          24,688           16,559           39,605           24,927
Taxes on earnings...............................................           9,140            6,210           14,730            9,350
                                                                     -----------      -----------     ------------      ------------

Earnings before Cumulative Effect of Change in Accounting
 Principle......................................................          15,548           10,349           24,875           15,577
Cumulative Effect of Change in Accounting
 Principle--Net of Taxes........................................              --               --              121               --
                                                                     -----------      -----------     ------------      ------------

      Net Earnings..............................................        $ 15,548         $ 10,349         $ 24,996         $ 15,577
                                                                     ===========      ===========     ============      ============

Net Earnings Per Share--Basic
 Earnings before Cumulative Effect of Change in Accounting
  Principle.....................................................        $   0.48         $   0.33         $   0.77         $   0.51
 Cumulative Effect of Change in Accounting Principle--Net of
  Taxes.........................................................              --               --               --               --
                                                                     -----------      -----------     ------------      ------------

      Net Earnings Per Share--Basic.............................        $   0.48         $   0.33         $   0.77         $   0.51
                                                                     ===========      ===========     ============      ============

Net Earnings Per Share--Diluted
 Earnings before Cumulative Effect of Change in Accounting
  Principle.....................................................        $   0.45         $   0.32         $   0.74         $   0.49
 Cumulative Effect of Change in Accounting
  Principle--Net of Taxes.......................................              --               --               --               --
                                                                     -----------      -----------     ------------      ------------

      Net Earnings Per Share--Diluted...........................        $   0.45         $   0.32         $   0.74         $   0.49
                                                                     ===========      ===========     ============      ============

Shares Used in the Calculation of Net Earnings Per Share:
    Weighted Average Shares Outstanding--Basic..................          32,731           30,899           32,416           30,770
                                                                     ===========      ===========     ============      ============

    Weighted Average Shares Outstanding--Diluted................          34,395           32,520           33,927           31,809
                                                                     ===========      ===========     ============      ============



        See accompanying notes to the consolidated financial statements

             VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS


(Dollars in thousands, except par values)                                                  March 30,             September 29,
                                                                                             2001                    2000
                                                                                       -----------------     -----------------
                                                                                           (Unaudited)

                                      Assets
Current Assets
  Cash and cash equivalents........................................................            $ 151,657             $  83,321
  Accounts receivable, net.........................................................              207,569               226,442
  Inventories......................................................................              109,890                92,482
  Other current assets.............................................................               50,908                48,343
                                                                                             -----------          ------------
      Total Current Assets.........................................................              520,024               450,588
                                                                                             -----------          ------------

Property, Plant and Equipment......................................................              208,018               206,614
  Accumulated depreciation and amortization........................................             (128,613)             (126,515)
                                                                                             -----------          ------------
      Net Property, Plant and Equipment............................................               79,405                80,099
                                                                                             -----------          ------------
Other Assets.......................................................................               71,255                71,863
                                                                                             -----------          ------------
      Total Assets.................................................................            $ 670,684             $ 602,550
                                                                                             ===========          ============

                       Liabilities and Stockholders' Equity
Current Liabilities
  Notes payable....................................................................            $     428             $     616
  Accounts payable--trade..........................................................               45,130                41,351
  Accrued expenses.................................................................              120,470               128,391
  Product warranty.................................................................               20,844                19,975
  Advance payments from customers..................................................               66,898                59,563
                                                                                             -----------          ------------

      Total Current Liabilities....................................................              253,770               249,896
Long-Term Accrued Expenses and Other...............................................               21,941                23,795
Long-Term Debt.....................................................................               58,500                58,500
                                                                                             -----------          ------------
      Total Liabilities............................................................              334,211               332,191
                                                                                             -----------          ------------

Commitments and Contingencies
Stockholders' Equity
  Preferred stock
     Authorized 1,000,000 shares, par value $1, issued and outstanding none........                   --                    --
  Common stock
     Authorized 99,000,000 shares, par value $1, issued and outstanding                           33,006                31,769
      33,006,000 shares at March 30, 2001 and 31,769,000 shares at
     September 29, 2000............................................................
  Capital in excess of par value...................................................               95,539                50,869
  Deferred stock compensation......................................................               (4,789)                   --
  Retained earnings................................................................              212,717               187,721
                                                                                             -----------          ------------
      Total Stockholders' Equity...................................................              336,473               270,359
                                                                                             -----------          ------------
      Total Liabilities and Stockholders' Equity...................................            $ 670,684             $ 602,550
                                                                                             ===========          ============

        See accompanying notes to the consolidated financial statements

                VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                  Six Months Ended
                                                                                               ---------------------
                                                                                           March 30,            March 31,
                                                                                             2001                 2000
                                                                                         ------------         ------------
                                                                                              (Dollars in thousands)
Operating Activities
Net Cash Provided by Operating Activities.........................................           $ 53,716             $ 24,804
                                                                                         ------------         ------------

Investing Activities
Purchase of property, plant and equipment.........................................             (9,817)             (11,434)
Proceeds from the sale of property, plant and equipment...........................                 51                  574
Purchase of businesses, net of cash acquired......................................                571                   --
Increase in cash surrender value of life insurance................................             (2,696)                  --
Other, net........................................................................                397               (1,081)
                                                                                         ------------         ------------
   Net Cash Used by Investing Activities..........................................            (11,494)             (11,941)

Financing Activities
Net repayments on short-term obligations..........................................               (188)             (30,075)
Proceeds from common stock issued to employees....................................             25,898               10,331
Purchase of common stock..........................................................                (24)                  --
                                                                                         ------------         ------------
   Net Cash Provided/(Used) by Financing Activities...............................             25,686              (19,744)
                                                                                         ------------         ------------

Effects of Exchange Rate Changes on Cash..........................................                428                4,242
                                                                                         ------------         ------------

   Net Increase/(Decrease) in Cash and Cash Equivalents...........................             68,336               (2,639)
   Cash and Cash Equivalents at Beginning of Period...............................             83,321               25,126
                                                                                         ------------         ------------
   Cash and Cash Equivalents at End of Period.....................................           $151,657             $ 22,487
                                                                                         ============         ============

Detail of Net Cash Provided by Operating Activities
Net Earnings......................................................................           $ 24,996             $ 15,577
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation...................................................................              9,461                8,715
   Allowance for doubtful accounts................................................                898                  239
   Loss from sale of property, plant and equipment................................                566                    6
   Amortization of intangibles....................................................              1,761                2,119
   Amortization of deferred stock compensation....................................                449                   --
   Deferred taxes.................................................................                 90                   --
   Non-cash stock-based compensation..............................................                 53                   --
   Cumulative effect of change in accounting principle............................               (121)                  --
   Net change in fair value of derivatives and underlying commitments.............             (2,868)                  --
   Change in assets and liabilities:                                                                                    --
      Accounts receivable.........................................................             19,496                6,251
      Inventories.................................................................            (17,408)             (21,061)
      Other current assets........................................................                612               (1,197)
      Accounts payable-trade......................................................              3,815                  331
      Accrued expenses............................................................             (9,878)                (122)
      Product warranty............................................................              1,005                1,206
      Advance payments from customers.............................................              7,316               11,135
      Long-term accrued expenses and other........................................             (1,984)              (1,334)
      Tax benefits from employee stock option exercises...........................             14,742                2,603
   Other..........................................................................                715                  336
                                                                                         ------------         ------------
   Net Cash Provided by Operating Activities......................................           $ 53,716             $ 24,804
                                                                                         ============         ============
                                  See accompanying notes to the consolidated financial statements

                VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1: The consolidated financial statements include the accounts of Varian Medical Systems, Inc. (the "Company" or "VMS") and its subsidiaries and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The September 29, 2000 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of management, the interim consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain financial statement items have been reclassified to conform to the current quarter's format. These reclassifications had no impact on previously reported net earnings. The results of operations for the three and six months ended March 30, 2001 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

          In connection with the Distribution, the Company, VI and VSEA also entered into various agreements that set forth the principles to be applied in separating the companies and allocating certain related costs and specified portions of contingent liabilities. The Company may be required to make cash payments to VI or VSEA, or may be entitled to receive cash payments from VI or VSEA as a result of these arrangements. The Company does not believe that any future payments would be material to the Company's consolidated financial statements.

          During fiscal year 1999, the Company recognized net reorganization and related charges as a result of the Distribution and the restructuring of its X-ray Products segment. The following table sets forth certain details associated with the net reorganization charges associated with the Distribution as of March 30, 2001 (in thousands of dollars):


                                                                      Accrual at                                          Accrual at
                                                                     September 29,         Cash       Reclassifications/   March 30,
                                                                         2000            Payments        Adjustments         2001
                                                                     -------------       --------     ------------------  ----------
Retention bonuses, severance, and executive compensation.......             $1,583         $ (230)                $  (65)     $1,288
Legal, accounting, printing and investment
 banking fees..................................................                100           (100)                    --          --
Foreign taxes (excluding income taxes).........................                676           (475)                    --         201
                                                                         ---------       ---------                -------    -------
                                                                            $2,359         $ (805)                $  (65)     $1,489
                                                                         =========       =========                =======    =======


NOTE 3: Inventories are valued at the lower of cost or market (realizable value) using last-in, first-out ("LIFO") cost for the U.S. inventories (except X-ray Products). All other inventories are valued principally at average cost. If the first-in, first-out ("FIFO") method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $15.3 million at March 30, 2001 and $14.9 million at September 29, 2000. The main components of inventories are as follows:


                                                                                               March 30,       September 29,
                                                                                                  2001             2000
                                                                                               ---------       -------------
                                                                                                   (Dollars in millions)
      Raw materials and parts......................................................             $ 80.3            $67.4
      Work-in-process..............................................................               12.1             10.7
      Finished goods...............................................................               17.5             14.4
                                                                                             ---------          -------
           Total Inventories.......................................................             $109.9            $92.5
                                                                                             =========          =======

NOTE 4: In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be measured at fair value on the consolidated balance sheets. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment must be recognized in earnings, together with elements excluded from effectiveness testing and the ineffective portion of a particular hedge. Upon initial adoption of SFAS 133 on September 30, 2000, the Company recorded a cumulative after-tax increase to net income of approximately $121,000, reflecting the time value on forward contracts that the Company has elected to exclude from effectiveness testing under SFAS 133.

          The Company has significant international transactions in foreign currencies and addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The forward exchange contracts generally range from one to twelve months in original maturity. The Company does not have any forward exchange contract with an original maturity greater than one year.

          The Company currently uses only derivatives that are designated as fair value hedges as prescribed by SFAS 133. For each derivative contract into which it enters, the Company formally documents at the hedge's inception the relationship between the hedging instrument (forward contract) and hedged item (international firmly committed sales order), the nature of the risk being hedged, as well as its risk management objective and strategy for undertaking the hedge. This process includes linking all derivatives that are designated as fair value hedges to specific firm commitments. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values of hedged items. As the terms of the forward contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the period-to-period change in the fair value of the forward contract to the change in the spot rates of the related firm commitment. If a derivative qualifies as a fair value hedge, changes in the fair value of the derivative are offset against changes in the fair value of the underlying firm commitment, the difference of which is recognized currently in "cost of sales." Furthermore, the Company has elected to exclude time value on forward contracts from effectiveness testing, and the excluded component is recognized currently in "cost of sales." The Company could experience ineffectiveness on any specific hedge transaction if the hedged item (a previously firmly committed sales order) is cancelled or if the delivery date is re-scheduled. The Company recorded an immaterial loss due to hedge ineffectiveness during the second quarter of fiscal year 2001 as a result of a cancelled order. No other ineffectiveness was recognized in the first half of fiscal 2001.

          The Company also hedges balance sheet exposures from its various foreign subsidiaries and business units. The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency. These hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment under SFAS 133. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in "selling, general and administrative expenses" in the current period.

          Beyond foreign exchange hedging activities, the Company has no other freestanding or embedded derivative instruments.

NOTE 5: During the six months ended March 30, 2001, the Company granted 90,908 restricted performance shares to several of its senior executives and 3,000 shares of restricted common stock to a senior executive under the Company's Omnibus Stock Plan and the 2000 Stock Option Plan. The restricted performance shares will vest 100% five years from the date of grant subject to the employees' having satisfied defined performance objectives. Upon vesting, the Company will deliver one share of common stock for each performance share granted to the employee. The restricted common stock will vest in the following manner: the first one-third three months from the date of grant; the second one-third fifteen months from the date of grant; and the last one-third twenty-seven months from the date of grant. In the event that the Company terminates an employee's service prior to the end of the vesting period or an employee retires three years prior to the end of the vesting period, any unvested performance shares are forfeited. However, if the employee's termination is by reason of death or disability or by the Company for any other reason other than for cause, the performance shares will become immediately vested. In the event that the Company terminates the employee's service prior to the end of the vesting period or the employee retires three years prior to the end of the vesting period, any unvested restricted common stock is forfeited and automatically transferred to and reacquired by the Company at no cost to the Company. An employee may not sell or otherwise transfer unvested shares. Deferred stock compensation for both the restricted performance shares and the restricted common stock is measured at the stock's fair value on the date of grant and is being amortized over their respective vesting periods. In connection with these grants, the Company recorded deferred stock compensation of $5.2 million. For the six months ended March 30, 2001, the Company recognized in "selling, general and administrative expenses" amortization of deferred stock compensation of $0.4 million. The remaining deferred compensation of approximately $4.8 million at March 30, 2001 will be amortized as follows: $0.6 million during the remainder of fiscal year 2001, $1.0 million during each of fiscal years 2002 through 2005, and $0.2 million during fiscal year 2006. The amount of deferred compensation expense recorded and to be recorded in future periods could decrease if restricted awards for which accrued but unvested compensation has been recorded are forfeited.

NOTE 6: Earnings per share ("EPS") is computed under two methods, basic and diluted. Basic net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive). A reconciliation of the numerator and denominator used in the earnings per share calculations is presented as follows (in thousands, except per share amounts):


                                                                                      Three Months Ended        Six Months Ended
                                                                                    ----------------------    ----------------------
                                                                                    March 30,    March 31,    March 30,    March 31,
                                                                                       2001        2000         2001         2000
                                                                                    ---------   ----------    ----------   ---------
Numerator--Basic and Diluted:
Earnings before Cumulative Effect of Change in Accounting Principle...........        $15,548      $10,349      $24,875      $15,577
Cumulative Effect of Change in Accounting Principle--Net of Taxes.............             --           --          121           --
                                                                                    ---------     --------     --------     --------
          Net Earnings........................................................        $15,548      $10,349      $24,996      $15,577
                                                                                    =========     ========     ========     ========
Denominator--Basic:
Average shares outstanding....................................................         32,731       30,899       32,416       30,770
                                                                                    =========     ========     ========     ========

Net Earnings Per Share--Basic:
Earnings before Cumulative Effect of Change in Accounting Principle...........        $  0.48      $  0.33      $  0.77      $  0.51
Cumulative Effect of Change in Accounting Principle--Net of Taxes.............             --           --           --           --
                                                                                    ---------     --------     --------     --------
          Net Earnings Per Share--Basic.......................................        $  0.48      $  0.33      $  0.77      $  0.51
                                                                                    =========     ========     ========     ========
Denominator--Diluted:
Average shares outstanding....................................................         32,731       30,899       32,416       30,770
Dilutive stock options........................................................          1,649        1,621        1,503        1,039
Dilutive restricted performance shares and restricted common stock............             15           --            8           --
                                                                                    ---------     --------     --------     --------
                                                                                       34,395       32,520       33,927       31,809
                                                                                    =========     ========     ========     ========

Net Earnings Per Share--Diluted:
Earnings before Cumulative Effect of Change in Accounting Principle...........        $  0.45      $  0.32      $  0.74      $  0.49
Cumulative Effect of Change in Accounting Principle--Net of Taxes.............             --           --           --           --
                                                                                    ---------     --------     --------     --------
          Net Earnings Per Share--Diluted.....................................        $  0.45      $  0.32      $  0.74      $  0.49
                                                                                    =========     ========     ========     ========


       Options to purchase 20,099 shares at an average exercise price of $65.14 and options to purchase 10,049 shares at an average exercise price of $65.14 were outstanding on a weighted average basis during the three months and six months ended March 30, 2001, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the shares.

       Options to purchase 32,423 shares at an average exercise price of $41.25 and options to purchase 17,069 shares at an average exercise price of $40.79 were outstanding on a weighted average basis during the three months and six months ended March 31, 2000, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the shares.

NOTE 7:   The Company's operations are grouped into two reportable segments:
          Oncology Systems and X-ray Products. These segments were determined based on how management views and evaluates the Company's operations. The Company's Ginzton Technology Center ("GTC"), including its brachytherapy business, is reflected in an "other" category. Other factors included in segment determination were similar economic characteristics, distribution channels, manufacturing environment, technology and customers. The Company evaluates performance and allocates resources primarily based on earnings before interest and taxes.

          Information about Profit/(Loss)

                                                                                                            Earnings Before
                                                                       Sales                              Interest and Taxes
                                                       --------------------------------------    ----------------------------------
                                                                  Three Months Ended                       Three Months Ended
                                                       --------------------------------------    ----------------------------------
                                                           March 30,            March 31,            March 30,           March 31,
                                                              2001                2000                 2001                2000
                                                       ---------------        ---------------    ---------------        -----------
                                                                                   (Dollars in millions)
Oncology Systems...................................              $ 151                  $ 131              $  28              $  21
X-ray Products.....................................                 37                     35                  5                  4
Other..............................................                  5                      4                 (1)                (2)
                                                               -------               --------           --------            -------
   Total Industry Segments.........................                193                    170                 32                 23
Corporate..........................................                 --                     --                 (8)                (5)
                                                               -------               --------           --------            -------
   Total Company...................................              $ 193                  $ 170              $  24              $  18
                                                               =======               ========           ========            =======


                                                                                                          Earnings Before
                                                                        Sales                            Interest and Taxes
                                                       --------------------------------------    ----------------------------------
                                                                   Six Months Ended                       Six Months Ended
                                                       --------------------------------------    ----------------------------------
                                                           March 30,            March 31,             March 30,          March 31,
                                                             2001                 2000                  2001                2000
                                                       ---------------        ---------------    ----------------       -----------
                                                                                    (Dollars in millions)
Oncology Systems...................................              $ 275                  $ 237              $  44              $  34
X-ray Products.....................................                 70                     65                  8                  7
Other..............................................                  9                      9                 (2)                (3)
                                                               -------               --------           --------            -------
   Total Industry Segments.........................                354                    311                 50                 38
Corporate..........................................                 --                     --                (11)               (10)
                                                               -------               --------           --------            -------
   Total Company...................................              $ 354                  $ 311              $  39              $  28
                                                               =======               ========           ========            =======

NOTE 8: In June 2000, the SEC issued Staff Accounting Bulletin No. 101B ("SAB 101B"), "Second Amendment: Revenue Recognition in Financial Statements." SAB 101B amends Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," to defer the implementation date of SAB 101 for registrants until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In October 2000, the SEC released written guidance to assist with implementing this staff accounting bulletin. The Company is required to adopt SAB 101 in the fourth quarter of its fiscal year ending September 28, 2001. The Company is required to adopt SAB 101 retroactive to September 30, 2000, including recording the effect of any prior year revenue transactions affected as a "cumulative effect of a change in accounting principle" as of September 30, 2000. Upon adoption of SAB 101 in the fourth quarter of fiscal year 2001, quarterly financial statements within fiscal year 2001 will be restated to conform to SAB 101 as necessary. Management is currently reviewing SAB 101 and the associated SEC guidance, in particular as it relates to installation and related obligations, the areas most likely to have a potential impact on the Company, and is evaluating the potential effect of the implementation of SAB 101 on its financial condition and results of operations. The implementation of SAB 101 could result in changes to the timing of revenue recognition practices, and therefore could have an effect on the Company's financial condition and results of operations in the period of implementation and going forward.

NOTE 9: In May 1999, the Company agreed to invest $5 million in a consortium to participate in the acquisition of a minority interest in dpiX LLC ("dpiX"), which supplies the Company with amorphous silicon based thin-film transistor arrays for its X-ray Products' digital imaging subsystems and for its Oncology System's PortalVision imaging systems. The Company invested $2.5 million in July 1999 and the remaining $2.5 million in July 2000. These amounts are included in "Other Assets" on the Company's consolidated balance sheets. The investment is accounted for under the equity method. Under the agreement governing the consortium, each equity partner absorbs the consortium's share of the gains and losses of dpiX based on a designated sequential order. The Company is required to absorb its portion of the consortium's cumulative share of dpiX's losses when the consortium's cumulative share of dpiX's losses exceeds $20 million. Based on information provided by dpiX, management currently believes it is reasonably possible that it will recognize a loss of up to $5 million on this investment beginning in the fourth quarter of fiscal year 2001 and continuing through fiscal year 2002. The $5 million represents the maximum share of the consortium's losses that the Company is obligated to record based on the initial level of contributions into the consortium.

NOTE 10: The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), at eight sites where Varian Associates, Inc. is alleged to have shipped manufacturing waste for recycling or disposal. The Company is overseeing environmental cleanup projects and as applicable, reimbursing third parties for cleanup activities. The cleanup projects that the Company is overseeing are conducted under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company's sale of its electron devices business during 1995, and the sale of its thin film systems business during 1997). Under the terms of the agreement governing the Distribution, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). Expenditures for environmental investigation and remediation amounted to $0.3 million and $0.7 million (net of amounts borne by VI and VSEA) for the second quarter of fiscal years 2001 and 2000, respectively, and $0.7 million and $1.2 million (net of amounts borne by VI and VSEA) for the first half of fiscal years 2001 and 2000, respectively.

          For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities (including cleanup costs, reimbursements to third parties, project management costs and legal costs) if undertaken. As of March 30, 2001, the Company nonetheless estimated that the Company's future exposure (net of VI's and VSEA's indemnification obligations) to complete the cleanup projects for these sites ranged in the aggregate from $4.6 million to $14.4 million. The time frame over which the Company expects to complete the cleanup projects varies with each site, ranging up to approximately 30 years as of March 30, 2001. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $4.6 million as of March 30, 2001. The amount accrued has not been discounted to present value.

          As to other sites and facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future cleanup activities. As of March 30, 2001, the Company estimated that the Company's future exposure (net of VI's and VSEA's indemnification obligations) to complete the cleanup projects, including paying third party claims, for these sites and facilities ranged in the aggregate from $22.6 million to $51.8 million. The time frame over which these cleanup projects are expected to be complete varies with each site and facility, ranging up to approximately 30 years as of March 30, 2001. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $35.6 million at March 30, 2001. The Company accordingly accrued $17.6 million, which represents its best estimate of the future costs discounted at 4%, net of inflation. This accrual is in addition to the $4.6 million described in the preceding paragraph.

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

          The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. The Company received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental-related expenditures, and the Company therefore has a $4.5 million receivable in Other Assets at March 30, 2001. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although the Company intends to aggressively pursue additional insurance and other recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

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

          Following the Distribution, the Company retained the liabilities related to the medical systems business prior to the Distribution, including the ISOs Litigation. In addition, the Company agreed to manage and defend liabilities related to legal proceedings and environmental matters arising from corporate or discontinued operations of the Company prior to the Distribution. VI and VSEA generally are each obligated to indemnify the Company for one-third of these liabilities (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company), including certain environmental-related liabilities described above, and to fully indemnify the Company for liabilities arising from the operations of the business transferred to each prior to the Distribution. The availability of such indemnities will depend upon the future financial strength of VI and VSEA. Given the long-term nature of some of the liabilities, the relevant company may be unable to fund the indemnities in the future. It is also possible that a court would disregard this contractual allocation of indebtedness, liabilities and obligations among the parties and require the Company to assume responsibility for obligations allocated to another party, particularly if such other party were to refuse or was unable to pay or perform any of its allocated obligations. In addition, the agreement governing the Distribution generally provides that if a court prohibits a company from satisfying its indemnification obligations, then the indemnification obligations will be shared equally between the two other companies.

          The Company is also involved in other legal proceedings arising in the ordinary course of its business. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on the Company's financial position, results of operations or cash flows.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries as of March 30, 2001, and the related consolidated statements of earnings for each of the three-month and six-month periods ended March 30, 2001 and March 31, 2000 and the consolidated statements of cash flows for the six-month periods ended March 30, 2001 and March 31, 2000. These financial statements are the responsibility of the Company's management.

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


San Jose, California
April 20, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     VMS is a world leader in the design and manufacture of integrated cancer therapy systems, as well as high-quality, cost-effective X-ray tubes for original equipment manufacturers, replacement X-ray tubes and imaging subsystems. Our oncology systems line encompasses a fully integrated system of products embracing not only linear accelerators but also sophisticated ancillary products and services. Our linear accelerators and simulators are in service around the world, treating cancer patients daily. Our X-ray tubes are sold to most major diagnostic equipment manufacturers and cover a range of applications including CT scanning, radioscopic/fluoroscopic imaging, special procedures and mammography. In addition, we are pursuing technologies and products to improve disease management by investigating the interaction of targeted energy and biological molecules in our research facility, the Ginzton Technology Center ("GTC"). GTC sales consist primarily of brachytherapy products and, to a lesser extent, payments from research contracts.

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

Results of Operations

  Fiscal Year

     Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2001 is the 52-week period ending September 28, 2001, and fiscal year 2000 was the 52-week period ended September 29, 2000. The fiscal quarters ended March 30, 2001 and March 31, 2000 were both 13 weeks long. The six-month periods ended March 30, 2001 and March 31, 2000 were both 26 weeks long.

  Second Quarter of Fiscal Year 2001 Compared to Second Quarter of Fiscal Year
   2000

     Sales: Our sales of $193 million in the second quarter of fiscal year 2001 were 14% higher than our sales of $170 million in the second quarter of fiscal year 2000. International sales were $85 million (44% of sales) in the second quarter of fiscal year 2001, compared to $70 million (41% of sales) in the second quarter of fiscal year 2000.


----------------------------------------------------------------------------------------------------------
           SALES (by region)                Second quarter 2001           Second quarter 2000
----------------------------------------------------------------------------------------------------------
           Oncology systems:
           -- North America                 $   91 million                $   86 million
           -- Europe                            42 million                    24 million
           -- Asia                              13 million                    14 million
           -- Rest of the world                  5 million                     7 million
                                           ---------------               ---------------
           Total oncology systems           $  151 million                $  131 million
----------------------------------------------------------------------------------------------------------
           X-ray tubes and imaging
           subsystems:
           -- North America                 $   13 million                $   10 million
           -- Europe                             5 million                     5 million
           -- Asia                              18 million                    19 million
           -- Rest of the world                  1 million                     1 million
                                           ---------------               ---------------
               Total X-ray tubes and        $   37 million                $   35 million
               imaging subsystems
----------------------------------------------------------------------------------------------------------
           GTC                              $    5 million                $    4 million
----------------------------------------------------------------------------------------------------------

     Oncology systems         Oncology systems sales increased 15% to $151
     sales:                   million (78% of sales) in the second quarter of
                              fiscal year 2001, compared to $131 million (77% of sales) in the second quarter of fiscal year 2000.
                              International sales during the second quarter of fiscal year 2001 increased significantly compared to the second quarter of fiscal year 2000, due primarily to unseasonably low shipments in Europe during the second quarter of fiscal year 2000 and timing in shipments as a result of customer requested delivery schedules. North American sales increased slightly compared to a very strong year-ago quarter.

     X-ray tubes and imaging
     subsystems sales:        X-ray tubes and imaging subsystems sales increased
                              6% to $37 million (19% of sales) in the second quarter of fiscal year 2001, compared to $35 million (21% of sales) in the second quarter of fiscal year 2000. The increase was primarily attributable to increased sales of our glass tube products, and to a lesser extent, increased sales of CT tube products.

     GTC sales:               GTC sales were $5 million in the second quarter of
                              fiscal year 2001, compared to $4 million in the second quarter of fiscal year 2000. Higher second quarter fiscal year 2001 sales stemmed from increased sales of treatment planning software for low dose rate brachytherapy as well as payments under new research contracts.

     Gross Profit: We recorded gross profit of $71 million in the second quarter of fiscal year 2001 and $61 million in the second quarter of fiscal year 2000. As a percentage of sales, gross profit was 37% in the second quarter of fiscal year 2001 and 36% in the second quarter of fiscal year 2000. Gross profit as a percentage of sales of oncology systems was 38% for the second quarter of fiscal year 2001 compared to 37% for the second quarter of fiscal year 2000. This margin increase resulted primarily from increased sales of higher margin ancillary products, partially offset by the geographical mix shift toward international sales, which typically have lower margins. Gross profit as a percentage of sales of X-ray tubes and imaging subsystems decreased to 30% in the second quarter of fiscal year 2001 from 32% in the second quarter of fiscal year 2000. The decline stemmed primarily from a sales mix shift toward lower margin glass tube products. For fiscal year 2001, we currently expect gross profit as a percentage of sales to be slightly higher than the 37% achieved in fiscal year 2000.

     Research and Development: Research and development expenses were $11 million (6% of sales) in the second quarter of fiscal year 2001 compared to $11 million (7% of sales) in the second quarter of fiscal year 2000.

     Selling, General and Administrative: Selling, general and administrative expenses were $36 million (19% of sales) in the second quarter of fiscal year 2001 compared to $32 million (19% of sales) in the second quarter of fiscal year 2000. The increase (in absolute dollars) in selling, general and administrative expenses in the second quarter of fiscal year 2001 was largely attributable to increased spending on information systems and patents, amortization of deferred stock compensation related to the restricted stock awards granted to our senior executives in fiscal year 2001, and foreign currency hedging losses related to hedges of our foreign-currency-denominated assets and liabilities during the quarter.

     Interest (Income)/Expense, Net: Net interest income was $0.5 million for the second quarter of fiscal year 2001, compared to $1.1 million of net interest expense for the second quarter of fiscal year 2000. The change reflected a combination of a $0.2 million decrease in interest expense associated with lower levels of debt in the second quarter of fiscal year 2001 and a $1.4 million increase in interest income associated with increased cash levels in the second quarter of fiscal year 2001.

     Taxes on Earnings: Our estimated effective tax rate for the second quarter of fiscal year 2001 was 37%, compared to 37.5% for the second quarter of fiscal year 2000. For fiscal year 2001, we estimate that our effective tax rate will be approximately 37%.

  First Half of Fiscal Year 2001 Compared to First Half of Fiscal Year 2000

     Sales: Our sales of $354 million in the first half of fiscal year 2001 were 14% higher than our sales of $311 million in the first half of fiscal year 2000. International sales were $175 million (49% of sales) in the first half of fiscal year 2001, compared to $140 million (45% of sales) in the first half of fiscal year 2000.



----------------------------------------------------------------------------------------------------------
           SALES (by region)                       First half 2001               First half 2000
----------------------------------------------------------------------------------------------------------
           Oncology systems:
           -- North America                        $ 150 million                 $ 144 million
           -- Europe                                  79 million                    54 million
           -- Asia                                    35 million                    22 million
           -- Rest of the world                       11 million                    17 million
                                                  --------------              ----------------
           Total oncology systems                  $ 275 million                 $ 237 million
----------------------------------------------------------------------------------------------------------
           X-ray tubes and imaging
           subsystems:
           -- North America                        $  23 million                 $  20 million
           -- Europe                                   9 million                     9 million
           -- Asia                                    36 million                    34 million
           -- Rest of the world                        2 million                     2 million
                                                  --------------              ----------------
               Total X-ray tubes and               $  70 million                 $  65 million
               imaging subsystems
----------------------------------------------------------------------------------------------------------
           GTC                                     $   9 million                 $   9 million
----------------------------------------------------------------------------------------------------------


     Oncology systems sales:   Oncology systems sales increased 16% to $275
                               million (78% of sales) in the first half of fiscal year 2001, compared to $237 million (76% of sales) in the first half of fiscal year 2000.
                               International sales during the first half of fiscal year 2001 increased significantly compared to the same period of fiscal year 2000, due primarily to timing in shipments as a result of customer requested delivery schedules. North
                               American sales increased slightly compared to a very strong first half of fiscal year 2000.

     X-ray tubes and imaging
     subsystems sales:         X-ray tubes and imaging subsystems sales
                               increased 8% between periods to $70 million (20% of sales) in the first half of fiscal year 2001, compared to $65 million (21% of sales) in the first half of fiscal year 2000. The increase was a combination of increased sales of our CT tube products, particularly to a large customer in Japan, and increased sales of our glass tube products.

     GTC sales:                GTC sales were $9 million for the first half of
                               both fiscal years 2001 and 2000.

     Gross Profit: We recorded gross profit of $128 million in the first half of fiscal year 2001 and $111 million in the first half of fiscal year 2000. As a percentage of sales, gross profit was 36% for both periods. Gross profit as a percentage of sales of oncology systems was 38% for the first half of fiscal year 2001 compared to 37% for the same period in prior year. This margin increase resulted primarily from increased sales of higher margin ancillary products, partially offset by the geographical mix shift toward international sales, which typically have lower margins. Gross profit as a percentage of sales of X-ray tubes and imaging subsystems decreased to 30% in the first half of fiscal year 2001 from 32% in the first half of fiscal year 2000. The decline stemmed primarily from a sales mix shift toward lower margin glass tube products. For fiscal year 2001, we currently expect gross profit as a percentage of sales to be slightly higher than the 37% achieved in fiscal year 2000.

     Research and Development: Research and development expenses were $22 million (6% of sales) in the first half of fiscal year 2001 compared to $22 million (7% of sales) in the same period of fiscal year 2000.

     Selling, General and Administrative: Selling, general and administrative expenses were $67 million (19% of sales) in the first half of fiscal year 2001 compared to $62 million (20% of sales) in the same period of fiscal year 2000. The increase (in absolute dollars) in selling, general and administrative expenses in the first half of fiscal year 2001 was largely attributable to increased spending on information systems and patents, and amortization of deferred stock compensation related to the restricted stock awards granted to our senior executives in fiscal year 2001.

     Interest (Income)/Expense, Net: Net interest income was $0.8 million for the first half of fiscal year 2001, compared to $2.6 million of net interest expense for the same period in fiscal year 2000. The change reflected a combination of a $0.8 million decrease in interest expense associated with lower levels of debt in the first half of fiscal year 2001 and a $2.5 million increase in interest income associated with higher cash levels in the first half of fiscal year 2001.

     Taxes on Earnings: Our estimated effective tax rate for the first half of fiscal year 2001 was slightly above 37%, compared to 37.5% for the first half of fiscal year 2000. For fiscal year 2001, we estimate that our effective tax rate will be approximately 37%.

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

   At March 30, 2001, we had $59 million of long-term loans and $0.4 million of short-term notes payable. Interest rates on the outstanding long-term loans on this date range from 6.70% to 7.15% with a weighted average interest rate of 6.82%. As of March 30, 2001, the weighted average interest rate on the short-term notes payable was 5.23%. The long-term loans currently contain covenants that limit future borrowings and cash dividends payments. The covenants also require us to maintain specified levels of working capital and operating results.

   At March 30, 2001, we had $152 million in cash and cash equivalents (approximately 33% of which was held abroad and would be subject to additional taxation if it was repatriated to the U.S.) compared to $83 million at September 29, 2000.

   Our primary cash inflows and outflows for the first half of fiscal year 2001 and 2000 were as follows:


   . We generated net cash from operating activities of $54 million during the first half of fiscal year 2001, compared to the $25 million we generated from operating activities in the first half of fiscal year 2000. The primary contributor to the increase in operating cash flow period over period was our increase in net earnings to $25 million in the first half of fiscal year 2001 from $16 million in the first half of fiscal year 2000. In addition to net earnings, net cash provided by operating activities in the first half of fiscal year 2001 related primarily to: $10 million in net non-cash charges including depreciation, amortization, write-offs and other, $19 million reduction in accounts receivable net of foreign currency adjustments, $11 million increase in trade accounts payable and advance payments from customers net of foreign currency adjustments, and $15 million of tax benefits from employee stock option exercises, partially offset by additions to inventory of $17 million and a decrease in accrued expenses of $10 million, both of which are also net of foreign currency adjustments.

   . Investing activities used $11 million of net cash in the first half of fiscal year 2001 compared to the $12 million in net cash used by investing activities in the first half of fiscal year 2000. Net cash used in investing activities in both the first half of fiscal year 2001 and the first half of fiscal year 2000 was primarily to purchase property, plant and equipment.

   . Financing activities provided net cash of $26 million in the first half of fiscal year 2001 compared to using net cash of $20 million in the same period of fiscal year 2000. Net cash provided by financing activities in the first half of fiscal year 2001 related primarily to proceeds from stock option exercises. Net cash used by financing activities in the first half of fiscal year 2000 consisted primarily of payments on short-term debt, partially offset by proceeds from stock option exercises.

   Total debt as a percentage of total capital improved to 15% at March 30, 2001 from 18% at fiscal year end 2000 largely due to the increase of our stockholders' equity during the first half of the year. The ratio of current assets to current liabilities improved to 2.05 to 1 at March 30, 2001 from 1.80 to 1 at fiscal year end 2000. At March 30, 2001, we had $87 million available in unused uncommitted lines of credit as well as an additional $50 million in an unused committed revolving credit facility.

   In May 1999, we agreed to invest $5 million in a consortium to participate in the acquisition of a minority interest in dpiX LLC ("dpiX"), which supplies us with amorphous silicon based thin-film transistor arrays for our X-ray Products' digital imaging subsystems and for our Oncology System's PortalVision imaging systems. We invested $2.5 million in July 1999 and the remaining $2.5 million in July 2000. The investment was recorded under the equity method of accounting. Under the agreement governing the consortium, each equity partner absorbs the consortium's share of the gains and losses of dpiX based on a designated sequential order. We are required to absorb our portion of the consortium's cumulative share of dpiX's losses when the consortium's cumulative share of dpiX's losses exceeds $20 million. Based on information provided by dpiX, management currently believes it is reasonably possible that we will recognize a loss of up to $5 million on this investment beginning in the fourth quarter of fiscal year 2001 and continuing through fiscal year 2002. The $5 million represents the maximum share of the consortium's losses that we are obligated to record based on the initial level of contributions into the consortium.

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

   After the Distribution, we retained the liabilities related to the medical systems business before the spin-offs, including the ISOs Litigation. In addition, under the agreement governing the Distribution, we agreed to manage and defend liabilities related to legal proceedings and environmental matters arising from corporate or discontinued operations. Each of VI and VSEA must generally indemnify us for one-third of these liabilities (after adjusting for any insurance proceeds we realize or tax benefits we receive), including specified environmental-related liabilities described below, and to fully assume and indemnify us for liabilities arising from each of their operations before the Distribution. The availability of the indemnities will depend upon the future financial strength of VI and VSEA. Given the long-term nature of some of the liabilities, the relevant company may be unable to fund indemnities in the future. A court could also disregard the contractual allocation of indebtedness, liabilities and obligations among the parties and require us to assume responsibility for obligations allocated to another party, particularly if the other party were to refuse or was unable to pay or perform any of its allocated obligations. In addition, the agreement governing the Distribution generally provides that if a court prohibits any of the companies from satisfying its indemnification obligations, then the indemnification obligations will be shared equally between the two other companies.

   From time to time, we are involved in other legal proceedings arising in the ordinary course of our business. While we cannot be certain about the ultimate outcome of any litigation, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on our financial position, results of operations or cash flows.

   Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the U.S. and global economies. Although our cash requirements will fluctuate (positively and negatively) as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents, cash to be generated from operations and our borrowing capability will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements through fiscal year 2002.

Deferred Stock Compensation

      During the six months ended March 30, 2001, we granted 90,908 restricted performance shares to several of our senior executives and 3,000 shares of restricted common stock to a senior executive under the our Omnibus Stock Plan and our 2000 Stock Option Plan. The restricted performance shares will vest 100% five years from the date of grant subject to the employees' having satisfied defined performance objectives. Upon vesting, we will deliver one share of our common stock for each performance share granted to the employee. The restricted common stock will vest in the following manner: the first one-third three months from the date of grant; the second one-third fifteen months from the date of grant; and the last one-third twenty-seven months from the date of grant. In the event that we terminate an employee's service prior to the end of the vesting period or an employee retires three years prior to the end of the vesting period, any unvested performance shares are forfeited. However, if the employee's termination is by reason of death or disability or if we terminate the employee for any other reason other than for cause, the performance shares will become immediately vested. In the event that we terminate the employee's service prior to the end of the vesting period or the employee retires three years prior to the end of the vesting period, any unvested restricted common stock is forfeited and we will automatically reacquire the unvested restricted stock at no cost. An employee may not sell or otherwise transfer unvested shares. We measure deferred stock compensation for both the restricted performance shares and the restricted common stock based on the stock's fair value on the date of grant and we amortize the deferred stock compensation over the stocks' respective vesting periods. In connection with these grants, we recorded deferred stock compensation of $5.2 million. For the six months ended March 30, 2001, we recognized in "selling, general and administrative expenses" amortization of deferred stock compensation of $0.4 million. We estimated that we will amortize the remaining deferred compensation of approximately $4.8 million at March 30, 2001 we as follows: $0.6 million during the remainder of fiscal year 2001, $1.0 million during each of fiscal years 2002 through 2005, and $0.2 million during fiscal year 2006. The amount of deferred compensation expense recorded and to be recorded in future periods could decrease if the restricted awards are forfeited.

Recent Accounting Pronouncement

     In June 2000, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101B ("SAB 101B"), "Second Amendment: Revenue Recognition in Financial Statements." SAB 101B amends Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," to defer the implementation date of SAB 101 for registrants until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In October 2000, the SEC released written guidance to assist with implementing this staff accounting bulletin. We are required to adopt SAB 101 in the fourth quarter of our fiscal year ending September 28, 2001. SAB 101 requires that we comply with its revenue recognition guidance retroactive to the beginning of the fiscal year of adoption, or September 30, 2000, including recording the effect of any prior year revenue transactions affected as a "cumulative effect of a change in accounting principle" as of the September 30, 2000. Upon adoption of SAB 101 in the fourth quarter of fiscal year 2001, quarterly financial statements within fiscal year 2001 will be restated to conform to SAB 101 as necessary. We are currently reviewing SAB 101 and the associated SEC guidance, in particular as it relates to installation and related obligations, the areas most likely to have a potential impact on us, and are evaluating the potential effect of the implementation of SAB 101 on our financial condition and results of operations. The implementation of SAB 101 could result in changes to the timing of revenue recognition practices, and therefore could have an effect on our financial condition and results of operations in the period of implementation and going forward.

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

   From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. Under various laws (such as the federal "Superfund" law) and under our obligations concerning operations before the spin-offs, we are overseeing environmental cleanup projects from our pre-spun-off operations and as applicable reimbursing third parties (such as the U.S. Environmental Protection Agency or other responsible parties) for cleanup activities. Under the terms of agreement governing the Distribution, we are obligated to pay one-third of specified environmental liabilities caused by operations before the spin-offs, with VI and VSEA obligated for the balance. The cleanup projects we are overseeing are being conducted under the direction of or in consultation with relevant regulatory agencies. We estimated these cleanup projects would take up to 30 years to complete. As described below, we have accrued a total of $22.2 million to cover our liabilities for these cleanup projects:

      . We have developed a range of potential costs covering a variety of cleanup activities, including three cleanup projects, reimbursements to third parties, project management costs and legal costs. There are, however, various uncertainties in these estimates that make it difficult to develop a best estimate. Our estimate of future costs to complete these cleanup activities ranges from $4.6 million to $14.4 million. For these estimates, we have not discounted the costs to present dollars because of the uncertainties that make it difficult to develop a best estimate and have accrued $4.6 million, which is the amount at the low end of the range.

      . For seven cleanup projects, we have sufficient knowledge to develop better estimates of our future costs. While our estimate of future costs to complete these cleanup projects, including third party claims, ranges from $22.6 million to $51.8 million, our best estimate within that range is $35.6 million. For these projects we have accrued $17.6 million; which is our best estimate of the $35.6 million discounted to present dollars at 4%, net of inflation.

     When we developed the estimates above, we considered the financial strength of other potentially responsible parties. These amounts are, however, only estimates and may be revised in the future as we get more information on these projects. We may also spend more or less than these estimates. Based on current information, we believe that our reserves are adequate. At this time, management believes that it is remote that any single environmental event would have a materially adverse impact on our financial statements in any single fiscal year. We spent $0.3 million and $0.7 million during the second quarter of fiscal years 2001 and 2000, respectively, and $0.7 million and $1.2 million during the first six months of fiscal years 2001 and 2000, respectively.

     In 1992, we filed a lawsuit against 36 insurance companies for recovery of our environmental investigation, cleanup and third party claim costs. We reached cash settlements with various insurance companies in 1995, 1996, 1997 and 1998. In addition, we have an agreement with an insurance company to pay a portion of our past and future expenditures. As a result of this agreement, we have included a $4.5 million receivable in Other Assets as of March 30, 2001. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a financially viable insurance company. Although we continue to aggressively pursue additional insurance recoveries, we have not reduced our liability in anticipation of recovery from third parties for claims that we made.

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

Foreign Currency Exchange Rate Risk

   As a global concern, we are exposed to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposures related to non-U.S. dollar denominated sales and purchases throughout Europe, Asia and Australia. On January 1, 1999, eleven of the fifteen member countries of the European Monetary Union adopted the Euro as their common legal currency. Following the introduction of the Euro, the local currencies of the participating countries are scheduled to remain legal tender until June 30, 2002. During this transition period, goods and services may be paid for in either Euro or the participating country's local currencies. Thereafter, only the Euro will be the legal tender in the participating countries. We continue to evaluate, among other issues, the impact of the Euro conversion on our foreign currency exposure. Based on our evaluation to date, we do not expect the Euro conversion to create any change in currency exposure due to our existing hedging practices.

   We have significant international transactions in foreign currencies and address related financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer's economy, and adhere to a policy of hedging foreign currency exposures that result from international firmly committed sales orders with forward exchange contracts. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into forward exchange contracts for trading purposes. The forward exchange contracts generally range from one to twelve months in original maturity. We do not have any forward exchange contract with an original maturity greater than one year. We also hedge the balance sheet exposures from our various foreign subsidiaries and business units having U.S. dollar functional currencies. We enter into these foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

   Forward exchange contracts outstanding as of March 30, 2001 are summarized as follows:


                                                                         Notional Value         Notional Value
                                                                              Sold                 Purchased
                                                                        ---------------         --------------
                                                                               (Dollars in thousands)
           Australian dollar.....................................              $  3,574                $    --
           Brazilian real........................................                    --                    610
           British pound.........................................                42,338                  9,903
           Canadian dollar.......................................                25,448                  2,269
           Danish krona..........................................                 3,875                  1,442
           Euro..................................................                55,873                 14,392
           Japanese yen..........................................                24,275                     --
           Norwegian krone.......................................                   116                    723
           Swedish krona.........................................                 2,109                     --
           Swiss franc...........................................                    --                  8,696
           Thailand baht.........................................                 1,545                     --
                                                                            -----------            -----------
           Totals................................................              $159,153                $38,035
                                                                            ===========            ===========

   The notional amounts of forward exchange contracts are not a measure of our exposure.

Interest Rate Risk

   Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and notes payable. We do not use derivative financial instruments in our investment portfolio, and the investment portfolio only includes highly liquid instruments in short-term investments. We primarily enter into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions.

   The fair value of our investment portfolio or related income would not be significantly impacted by interest rates since the investment maturities are short. Our long-term debt of $58.5 million at March 30, 2001 carries a weighted average fixed interest rate of 6.82% with principal payments due in various installments over a thirteen-year period, beginning in 2005. Our notes payable to bank of $0.4 million at March 30, 2001 carried a weighted average interest rate of 5.23%.

   The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents and debt obligations.


                                  Balance at
                                   March 30,                                     Fiscal Year
                                                -----------------------------------------------------------------------------------
                                     2001          2001        2002        2003         2004        2005        Thereafter    Total
                                  ----------    ----------   ----------  ---------    ---------  ----------     -----------   -----
                                                                           (Dollars in millions)
Assets
 Cash and cash equivalents....       $151.7       $ 151.7          --         --           --           --           --      $151.7
 Average interest rate........         4.69%         4.69%                                                                     4.69%


Liabilities
 Notes payable................       $   0.4      $   0.4          --         --           --           --           --      $  0.4
 Average interest rate........          5.23%        5.23%         --         --           --           --           --        5.23%


 Long-term debt...............       $  58.5           --          --         --           --          $ 5.3       $53.2     $ 58.5
 Average interest rate........          6.82%          --          --         --           --           6.76%       6.82%      6.82%


   The estimated fair value of our cash and cash equivalents (a portion of which was held abroad at March 30, 2001 and would be subject to additional taxation if it was repatriated in the U.S.) approximates the principal amounts reflected above based on the short maturities of these financial instruments.

   Although payments under some of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings.

     Information related to Item 1 is disclosed in Part I, Item 1 (Note 10 to the interim consolidated financial statements) and in Part I, Item 2 (Management's Discussion and Analysis of Financial Condition).

Item 2.  Changes in Securities and Use of Proceeds

     On October 2, 2000, the Company added to the investment alternatives under the Varian Medical Systems, Inc. Retirement Plan (the "401(k) Plan") a unitized Company common stock fund. From that date to the date of the filing of a Form S-8 registration statement with respect to the 401(k) Plan, Fidelity Investments purchased on the open market, in ordinary brokerage transactions, for the accounts of participants an aggregate of 42,706 shares of the Company's common stock. The consideration received from 401(k) Plan participants for whom such shares were purchased totaled $2,213,000.

Item 4.  Submission of Matters to a Vote of Security Holders.

     At the Company's Annual Meeting of Stockholders held on February 8, 2001 (the "Stockholders' Meeting"), the stockholders of Varian Medical Systems, Inc. voted on the following proposals:

       PROPOSAL ONE: Election of three directors to the Company's Board of Directors for three-year terms. The voting on each such nominee for director was as follows:


                                                                                                       Broker
                               Director                             Votes For           Withheld      Non-votes (1)
                               --------                             ---------           --------      ------------
       John Seely Brown....................................         29,554,210            176,785         N/A
       Samuel Hellman......................................         29,557,341            173,654         N/A
       Terry R. Lautenbach.................................         29,553,621            177,374         N/A

   ________
   (1) Pursuant to the rules of the New York Stock Exchange, this election of directors constituted a routine matter. Therefore, brokers were permitted to vote without receipt of instructions from beneficial owners.

       PROPOSAL TWO: Approval of the adoption by the Company of the Company's Amended and Restated Employee Stock Purchase Plan. The voting on the proposal was as follows:

                                                                        Broker
          Votes For             Votes Against      Abstentions       Non-votes (2)        Outcome
          ---------             -------------      -----------       -------------        --------
         27,255,620                 2,299,150          176,225            N/A              Passed

   ________
   (2) Pursuant to the rules of the New York Stock Exchange, this approval of the adoption of the Company's Amended and Restated Employee Stock Purchase Plan constituted a routine matter. Therefore, brokers were permitted to vote without receipt of instructions from beneficial owners.

Item 6.    Exhibits and Reports on Form 8-K.

   (a) Exhibits required to be filed by Item 601 of Regulation S-K:

   Exhibit
     No.        Description
   -------      -----------

     15         Letter Regarding Unaudited Interim Financial Information.


(b) The Company did not file any reports on Form 8-K during the quarter ended March 30, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VARIAN MEDICAL SYSTEMS, INC.
                                          (Registrant)

Dated: May 11, 2001                     By: /s/ Elisha W. Finney
                                            -------------------------------
                                                  Elisha W. Finney
                                            Vice President, Finance and
                                             Chief Financial Officer
                                            (Duly authorized officer and
                                            Principal Financial Officer)

                               INDEX TO EXHIBITS


   Exhibit
     No.        Description
   -------      -----------

     15         Letter Regarding Unaudited Interim Financial Information.