Form 10-Q
period 2001-06-29
VARIAN MEDICAL SYSTEMS INC
filed 2001-08-08
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2001
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-7598

VARIAN MEDICAL SYSTEMS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	94-2359345 (I.R.S. Employer Identification Number)

3100 Hansen Way, Palo Alto, California (Address of principal executive offices)	94304-1030 (Zip Code)

(650) 493-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value Preferred Stock Purchase Rights	New York Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,659,408 shares of Common Stock, par value $1 per share, outstanding as of August 7, 2001.

www.varian.com

(NYSE: VAR)

FORWARD-LOOKING STATEMENTS

     Except for historical information, this quarterly report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to our management. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in these forward-looking statements and reported results should not be considered an indication of future performance due to the factors listed below, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Our Business” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2000, and from time to time in our other filings with the Securities and Exchange Commission. For this purpose, statements concerning industry outlook, including market acceptance of or transition to new products or technology such as IMRT, brachytherapy, software, treatment techniques, and advanced X-ray products; growth drivers; Varian Medical Systems, Inc.’s (“VMS,” “we” or “our”) orders, sales, backlog or earnings growth; future financial results and any statements using the terms “aiming,” “believe,” “can,” “should,” “will,” “hope,” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those projected or management’s current expectations. Such risks and uncertainties include, without limitation, market acceptance, demand for and possible obsolescence of our products; our ability to successfully develop and commercialize new products; the impact on our sales and margins of competitive products and pricing; risk associated with our significant international operations, including the enforceability of obligations, the extent of taxes and trade restrictions and the effect of foreign currency exchange rates; the effect of general economic conditions; the availability and expense of electric power and natural gas for our California and our suppliers’ operations; our ability to maintain or increase operating margins; our ability to maintain manufacturing capacity to meet demand, including the potential risk of earthquake damage to our existing facilities; the effect of environmental claims and clean-up expenses on our costs; our ability to protect our intellectual property and the related competitive advantages of our products; our reliance on sole source or a limited number of suppliers; the impact of managed care initiatives or other healthcare reforms on our capital expenditures and/or limitations on third party reimbursements and the resulting pressure on medical equipment pricing and user demand for our products; our ability to meet U.S. Food and Drug Administration and other domestic or foreign regulatory requirements or product clearances which might limit the products we can sell or subject us to fines or other regulatory actions; our use of distributors for a portion of our sales, the loss of which could reduce sales and harm our financial results; continued consolidation in the X-ray tubes market; the possibility that material product liability claims could harm our future sales, or require us to pay uninsured claims; the availability and adequacy of our insurance to cover future material liabilities, including any material product liability or product recall of General Electric manufactured products for which we have assumed such liabilities; our ability to attract and retain key employees in a highly competitive employment market; the effect that fluctuations in our operating results may have on the price of our common stock; the possibility that certain provisions of our Certificate of Incorporation and its stockholder rights plan might discourage a takeover and therefore limit the price of our common stock; our ability to meet time requirements for, and implement conversion to, the Euro currency in our business dealings and operations in certain European countries; the effect of price transparency on our business dealings in countries of the European Union following implementation of Euro currency regulations; the effect on our profit margins of product recycling and related regulatory requirements in European and other countries; our potential responsibility for additional tax obligations and other liabilities arising out of the spin-off of segments of our former businesses; and the effect on our revenue recognition of changes in accounting standards. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended

	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000

	(Amounts in thousands, except per share amounts)

Sales	$191,416	$170,671	$545,597	$481,716

Operating Costs and Expenses:

Cost of sales	119,602	108,660	345,851	308,263

Research and development	11,068	10,049	33,174	31,760

Selling, general and administrative	31,446	28,818	98,105	91,045

Reorganization	(799)	(62)	(487)	(62)

Total Operating Costs and Expenses	161,317	147,465	476,643	431,006

Operating Earnings	30,099	23,206	68,954	50,710

Interest expense	(999)	(1,101)	(3,024)	(3,955)

Interest income	1,752	357	4,527	634

Earnings Before Taxes	30,852	22,462	70,457	47,389

Taxes on earnings	11,330	8,420	26,060	17,770

Earnings Before Cumulative Effect of Change in Accounting Principle	19,522	14,042	44,397	29,619

Cumulative Effect of Change in Accounting Principle—Net of Taxes	—	—	121	—

Net Earnings	$19,522	$14,042	$44,518	$29,619

Net Earnings Per Share—Basic:

Earnings before Cumulative Effect of Change in Accounting Principle	$0.59	$0.45	$1.36	$0.96

Cumulative Effect of Change in Accounting Principle—Net of Taxes	—	—	—	—

Net Earnings Per Share—Basic	$0.59	$0.45	$1.36	$0.96

Net Earnings Per Share—Diluted:

Earnings before Cumulative Effect of Change in Accounting Principle	$0.56	$0.43	$1.31	$0.92

Cumulative Effect of Change in Accounting Principle—Net of Taxes	—	—	—	—

Net Earnings Per Share—Diluted	$0.56	$0.43	$1.31	$0.92

Shares Used in the Calculation of Net Earnings Per Share:

Weighted Average Shares Outstanding—Basic	33,320	31,287	32,719	30,940

Weighted Average Shares Outstanding—Diluted	34,765	32,874	34,012	32,250

See accompanying notes to the consolidated financial statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	June 29,	September 29,
	2001	2000

	(Unaudited)
Assets

Current Assets

Cash and cash equivalents	$182,488	$83,321

Accounts receivable, net	210,200	226,442

Inventories	116,402	92,482

Other current assets	47,541	48,343

Total Current Assets	556,631	450,588

Property, Plant and Equipment	209,147	206,614

Accumulated depreciation and amortization	(132,350)	(126,515)

Net Property, Plant and Equipment	76,797	80,099

Other Assets	70,894	71,863

Total Assets	$704,322	$602,550

Liabilities and Stockholders’ Equity

Current Liabilities

Notes payable	$232	$616

Accounts payable—trade	44,899	41,351

Accrued expenses	117,375	128,391

Product warranty	20,972	19,975

Advance payments from customers	61,478	59,563

Total Current Liabilities	244,956	249,896

Long-Term Accrued Expenses and Other	21,947	23,795

Long-Term Debt	58,500	58,500

Total Liabilities	325,403	332,191

Commitments and Contingencies

Stockholders’ Equity

Preferred stock

Authorized 1,000,000 shares, par value $1 per share, issued and outstanding none	—	—

Common stock

Authorized 99,000,000 shares, par value $1 per share, issued and outstanding 33,627,000 shares at June 29, 2001 and 31,769,000 shares at September 29, 2000	33,627	31,769

Capital in excess of par value	117,571	50,869

Deferred stock compensation	(4,518)	—

Retained earnings	232,239	187,721

Total Stockholders’ Equity	378,919	270,359

Total Liabilities and Stockholders’ Equity	$704,322	$602,550

See accompanying notes to the consolidated financial statements

VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended

	June 29,	June 30,
	2001	2000

	(Dollars in thousands)
Operating Activities

Net Cash Provided by Operating Activities	$74,699	$31,294

Investing Activities

Purchase of property, plant and equipment	(12,257)	(14,844)

Proceeds from the sale of property, plant and equipment	51	699

Purchase of businesses, net of cash acquired	571	—

Increase in cash surrender value of life insurance	(3,371)	—

Other, net	46	(1,118)

Net Cash Used by Investing Activities	(14,960)	(15,263)

Financing Activities

Net repayments on short-term obligations	(384)	(34,861)

Proceeds from common stock issued to employees	38,748	17,950

Purchase of common stock	(24)	—

Net Cash Provided/(Used) by Financing Activities	38,340	(16,911)

Effects of Exchange Rate Changes on Cash	1,088	4,924

Net Increase in Cash and Cash Equivalents	99,167	4,044

Cash and Cash Equivalents at Beginning of Period	83,321	25,126

Cash and Cash Equivalents at End of Period	$182,488	$29,170

Detail of Net Cash Provided by Operating Activities

Net Earnings	$44,518	$29,619

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation	14,372	13,088

Allowance for doubtful accounts	1,371	312

Loss from sale of property, plant and equipment	594	99

Amortization of intangibles	2,702	3,097

Amortization of deferred stock compensation	720	—

Deferred taxes	87	—

Non-cash stock-based compensation	53	190

Cumulative effect of change in accounting principle	(121)	—

Net change in fair value of derivatives and underlying commitments	2,433	—

Other	1,363	634

Changes in assets and liabilities:

Accounts receivable	16,433	2,934

Inventories	(23,920)	(22,679)

Other current assets	1,111	(562)

Accounts payable—trade	3,715	(6,254)

Accrued expenses	(16,542)	(5,387)

Product warranty	1,230	1,345

Advance payments from customers	2,013	10,126

Long-term accrued expenses and other	(1,978)	(1,223)

Tax benefits from employee stock option exercises	24,545	5,955

Net Cash Provided by Operating Activities	$74,699	$31,294

See accompanying notes to the consolidated financial statements

VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:	The consolidated financial statements include the accounts of Varian Medical Systems, Inc. (the “Company” or “VMS”) and its subsidiaries and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The September 29, 2000 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of management, the interim consolidated financial statements herein include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain financial statement items have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net earnings. The results of operations for the three and nine months ended June 29, 2001 are not necessarily indicative of the results to be expected for a full year or for any other period.

NOTE 2:	On April 2, 1999, Varian Associates, Inc. reorganized into three separate publicly traded companies by spinning off, through a tax-free distribution, two of its businesses to its stockholders (the “Distribution”). The Distribution resulted in the following three companies: 1) the Company (renamed from Varian Associates, Inc. to Varian Medical Systems, Inc. following the Distribution); 2) Varian, Inc. (“VI”); and 3) Varian Semiconductor Equipment Associates, Inc. (“VSEA”). The Distribution resulted in a non-cash dividend to stockholders.

In connection with the Distribution, the Company, VI and VSEA also entered into various agreements that set forth the principles to be applied in separating the companies and allocating certain related costs and specified portions of contingent liabilities. The Company may be required to make cash payments to VI or VSEA, or may be entitled to receive cash payments from VI or VSEA as a result of these arrangements. The Company does not believe that any future payments would be material to the Company’s consolidated financial statements.

During fiscal year 1999, the Company recognized net reorganization and related charges as a result of the Distribution and the restructuring of its X-ray Products segment. The following table sets forth certain details associated with the net reorganization charges associated with the Distribution as of June 29, 2001 (in thousands of dollars):

	Accrual at
	September 29,		Reclassifications/	Accrual at
	2000	Cash Payments	Adjustments	June 29, 2001

Retention bonuses, severance, and executive compensation	$1,583	$(288)	$(1,295)	$—

Legal, accounting, printing and investment banking fees	100	(100)	—	—

Foreign taxes (excluding income taxes)	676	(475)	—	201

	$2,359	$(863)	$(1,295)	$201

During the third quarter of fiscal year 2001, the Company released a $1.1 million reorganization accrual related to amounts provided for potential executive disability claims that will not be paid. The statement of earnings impact of this release was reduced by the amount, net of tax, due to VI as stipulated in one of the Distribution agreements.

NOTE 3:	Inventories are valued at the lower of cost or market (realizable value) using last-in, first-out (“LIFO”) cost for the U.S. inventories (except X-ray Products). All other inventories are valued principally at average cost. If the first-in, first-out (“FIFO”) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $15.8 million at June 29, 2001 and $14.9 million at September 29, 2000. The main components of inventories are as follows:

	June 29,	September 29,
	2001	2000

	(Dollars in thousands)

Raw materials and parts	$77,386	$67,380

Work-in-process	11,180	10,711

Finished goods	27,836	14,391

Total Inventories	$116,402	$92,482

NOTE 4:	In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be measured at fair value on the consolidated balance sheets. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment must be recognized in earnings, together with elements excluded from effectiveness testing and the ineffective portion of a particular hedge. The Company’s derivative instruments are recorded at their fair value in “other current assets” and “accrued expenses” on the Company’s consolidated balance sheets. Upon initial adoption of SFAS 133 on September 30, 2000, the Company recorded a cumulative after-tax increase to net earnings of approximately $121,000, reflecting the time value on forward contracts that the Company had elected to exclude from effectiveness testing under SFAS 133.

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

The Company currently uses only derivatives that are designated as fair value hedges as prescribed by SFAS 133. For each derivative contract into which it enters, the Company formally documents at the hedge’s inception the relationship between the hedging instrument (forward contract) and hedged item (international firmly committed sales order), the nature of the risk being hedged, as well as its risk management objective and strategy for undertaking the hedge. This process includes linking all derivatives that are designated as fair value hedges to specific firm commitments. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values of hedged items. As the terms of the forward contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the cumulative change in the fair value of the forward contract to the change in the spot rates of the related firm commitment. If a derivative qualifies as a fair value hedge, changes in the fair value of the derivative are offset against changes in the fair value of the underlying firm commitment, the difference of which is recognized currently in “cost of sales.” Effectiveness tests for forward contracts entered into prior to June 2001 compare the foreign currency spot rate at inception versus the current balance sheet spot rate. Subsequent hedges are tested for effectiveness by comparing the foreign currency forward rate at inception versus the current balance sheet rate forward adjusted. The change reflects the Company’s conclusion that under SFAS 133, hedge effectiveness will not be impacted when time value is included in hedge effectiveness testing, as the critical terms of the contract and the underlying hedged item, including maturity, are matched. The Company could experience ineffectiveness on any specific hedge transaction if the hedged item (a previously firmly committed sales order) is cancelled or if the delivery date is re-scheduled. The Company recorded an immaterial loss due to hedge ineffectiveness during the second quarter of fiscal year 2001 as a result of a cancelled order. No other ineffectiveness was recognized in the first three quarters of fiscal 2001.

The Company also hedges balance sheet exposures from its various foreign subsidiaries and business units. The Company enters into monthly foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency. These hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment under SFAS 133. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in “selling, general and administrative expenses” in the current period.

Beyond foreign exchange hedging activities, the Company has no other freestanding or embedded derivative instruments.

NOTE 5:	During the nine months ended June 29, 2001, the Company granted 90,908 restricted performance shares to several of its senior executives and 3,000 shares of restricted common stock to a senior executive under the Company’s Omnibus Stock Plan and the 2000 Stock Option Plan. The restricted performance shares will vest 100% five years from the date of grant subject to the employees’ having satisfied defined performance objectives. Upon vesting, the Company will deliver one share of common stock for each performance share granted to the employee. The restricted common stock will vest in the following manner: the first one-third three months from the date of grant; the second one-third fifteen months from the date of grant; and the last one-third twenty-seven months from the date of grant. In the event that the Company terminates an employee’s service prior to the end of the vesting period or an employee retires three years prior to the end of the vesting period, any unvested performance shares are forfeited. However, if the employee’s termination is by reason of death or disability or by the Company for any other reason other than for cause, the performance shares will become immediately vested. In the event that the Company terminates the employee’s service prior to the end of the vesting period or the employee retires three years prior to the end of the vesting period, any unvested restricted common stock is forfeited and automatically transferred to and reacquired by the Company at no cost to the Company. An employee may not sell or otherwise transfer unvested shares. Deferred stock compensation for both the restricted performance shares and the restricted common stock is measured at the stock’s fair value on the date of grant and is being amortized over their respective vesting periods. In connection with these grants, the Company recorded deferred stock compensation of $5.2 million. For the nine months ended June 29, 2001, the Company recognized in “selling, general and administrative expenses” amortization of deferred stock compensation of $0.7 million. The Company estimates that the remaining deferred compensation of approximately $4.5 million at June 29, 2001 will be amortized as follows: $0.3 million during the remainder of fiscal year 2001, $1.0 million during each of fiscal years 2002 through 2005, and $0.2 million during fiscal year 2006. The amount of deferred compensation expense recorded and to be recorded in future periods could decrease if restricted awards for which accrued but unvested compensation has been recorded are forfeited.

NOTE 6:	Earnings per share (“EPS”) is computed under two methods, basic and diluted. Basic net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive). A reconciliation of the numerator and denominator used in the earnings per share calculations is presented as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000

Numerator—Basic and Diluted:

Earnings before Cumulative Effect of Change in Accounting Principle	$19,522	$14,042	$44,397	$29,619

Cumulative Effect of Change in Accounting Principle— Net of Taxes	—	—	121	—

Net Earnings	$19,522	$14,042	$44,518	$29,619

Denominator—Basic:

Average shares outstanding	33,320	31,287	32,719	30,940

Net Earnings Per Share—Basic:

Earnings before Cumulative Effect of Change in Accounting Principle	$0.59	$0.45	$1.36	$0.96

Cumulative Effect of Change in Accounting Principle— Net of Taxes	—	—	—	—

Net Earnings Per Share—Basic	$0.59	$0.45	$1.36	$0.96

Denominator—Diluted:

Average shares outstanding	33,320	31,287	32,719	30,940

Dilutive stock options	1,424	1,587	1,279	1,310

Dilutive restricted performance shares and restricted common stock	21	—	14	—

	34,765	32,874	34,012	32,250

Net Earnings Per Share—Diluted:

Earnings before Cumulative Effect of Change in Accounting Principle	$0.56	$0.43	$1.31	$0.92

Cumulative Effect of Change in Accounting Principle— Net of Taxes	—	—	—	—

Net Earnings Per Share—Diluted	$0.56	$0.43	$1.31	$0.92

Options to purchase 12,912 shares at an average exercise price of $68.35 and options to purchase 23,535 shares at an average exercise price of $65.73 were outstanding on a weighted average basis during the three months and nine months ended June 29, 2001, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the shares.

Options to purchase 3,400 shares at an average exercise price of $45.11 and options to purchase 30,636 shares at an average exercise price of $41.41 were outstanding on a weighted average basis during the three months and nine months ended June 30, 2000, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the shares.

NOTE 7:	The Company’s operations are grouped into two reportable segments: Oncology Systems and X-ray Products. These segments were determined based on how management views and evaluates the Company’s operations. The Company’s Ginzton Technology Center (“GTC”), including its brachytherapy business, is reflected in an “other” category. Other factors included in segment determination were similar economic characteristics, distribution channels, manufacturing environment, technology and customers. The Company evaluates performance and allocates resources primarily based on earnings before interest and taxes.

Information about Profit/(Loss)

			Earnings Before
	Sales		Interest and Taxes

	Three Months Ended		Three Months Ended

	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000

	(Dollars in millions)

Oncology Systems	$152	$133	$29	$23

X-ray Products	33	34	4	5

Other	6	4	(1)	(2)

Total Industry Segments	191	171	32	26

Corporate	—	—	(2)	(3)

Total Company	$191	$171	$30	$23

			Earnings Before
	Sales		Interest and Taxes

	Nine Months Ended		Nine Months Ended

	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000

	(Dollars in millions)

Oncology Systems	$427	$370	$73	$57

X-ray Products	103	99	12	12

Other	15	13	(3)	(5)

Total Industry Segments	545	482	82	64

Corporate	—	—	(13)	(13)

Total Company	$545	$482	$69	$51

NOTE 8:	In June 2000, the SEC issued Staff Accounting Bulletin No. 101B (“SAB 101B”), “Second Amendment: Revenue Recognition in Financial Statements.” SAB 101B amends Staff Accounting Bulletin No. 101 (“SAB 101”) “Revenue Recognition in Financial Statements,” to defer the implementation date of SAB 101 for registrants until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is required to adopt SAB 101 no later than the fourth quarter of its fiscal year ending September 28, 2001. The Company is required to adopt SAB 101 retroactive to September 30, 2000, including recording the effect on net earnings of any prior year revenue transactions affected as a “cumulative effect of a change in accounting principle” as of September 30, 2000. Upon adoption of SAB 101 in the fourth quarter of fiscal year 2001, quarterly financial statements within fiscal year 2001 will be restated to conform to SAB 101 as necessary. As a result of SAB 101 and the associated SEC guidance, the Company expects to change its revenue recognition accounting policy for some of the hardware products in the Oncology Systems business. Hardware sales in the Oncology Systems business generally include the provision for installation and related obligations. Prior to the adoption of SAB 101, revenue for hardware products in the Oncology Systems business was recognized upon transfer of risk of loss for products to customers, which typically coincided with shipment of products and preceded installation and customer acceptance. Subsequent to the adoption of SAB 101, the Company expects to change its accounting policy to defer revenue recognition on the portion of revenue, the payment of which is contractually linked to final acceptance. This change is limited to the accelerators and related hardware products in the Oncology Systems business, which represent approximately half of the Company’s annual revenue. The Company will not change existing revenue recognition practices related to product sales in the X-ray Products business, software products, nor products sold in the Oncology service business. Management is currently evaluating the effect of the implementation of SAB 101 on its consolidated financial statements; however, the impact is unknown at this time. The implementation of SAB 101 will affect the timing of revenue recognition, and should not affect the Company’s business operations or cash flows.

In July 2001, the Financial Accounting and Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method — the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 will be permitted. In all cases, SFAS 142 must be adopted at the beginning of a fiscal year. The Company is required to adopt SFAS 142 in the first quarter of fiscal year 2003 beginning on September 28, 2002, but may elect to adopt early in the first quarter of fiscal year 2002 beginning on September 29, 2001. The Company has not yet assessed the impact of adopting SFAS 142 on its consolidated financial statements.

NOTE 9:	In May 1999, the Company agreed to invest $5 million in a consortium to participate in the acquisition of a minority interest in dpiX LLC (“dpiX”), which supplies the Company with amorphous silicon based thin-film transistor arrays for its X-ray Products’ digital imaging subsystems and for its Oncology System’s PortalVision imaging systems. The Company invested $2.5 million in July 1999 and the remaining $2.5 million in July 2000. These amounts are included in “other assets” on the Company’s consolidated balance sheets. The investment is accounted for under the equity method. Under the agreement governing the consortium, each equity partner absorbs the consortium’s share of the gains and losses of dpiX based on a designated sequential order. The Company is required to absorb its portion of the consortium’s cumulative share of dpiX’s losses when the consortium’s cumulative share of dpiX’s losses exceeds $20 million. Based on the most recent information provided by dpiX, management currently believes that it is unlikely that the Company will recognize a loss on this investment in fiscal year 2001. The maximum share of the consortium’s losses that the Company is obligated to record based on the initial level of contributions into the consortium is $5 million.

NOTE 10:	The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at eight sites where Varian Associates, Inc. is alleged to have shipped manufacturing waste for recycling or disposal. The Company is overseeing environmental cleanup projects and as applicable, reimbursing third parties for cleanup activities. The cleanup projects that the Company is overseeing are conducted under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company’s sale of its electron devices business during 1995, and the sale of its thin film systems business during 1997). Under the terms of the agreement governing the Distribution, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). Expenditures for environmental investigation and remediation amounted to $0.9 million and $0.5 million (net of amounts borne by VI and VSEA) for the third quarter of fiscal years 2001 and 2000, respectively, and $1.6 million and $1.8 million (net of amounts borne by VI and VSEA) for the first three quarters of fiscal years 2001 and 2000, respectively.

For a number of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities (including cleanup costs, reimbursements to third parties, project management costs and legal costs) if undertaken. As of June 29, 2001, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects for these sites ranged in the aggregate from $4.2 million to $14.1 million. The time frame over which the Company expects to complete the cleanup projects varies with each site, ranging up to approximately 30 years as of June 29, 2001. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $4.2 million as of June 29, 2001. The amount accrued has not been discounted to present value.

As to other sites and facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future cleanup activities. As of June 29, 2001, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects, including paying third party claims, for these sites and facilities ranged in the aggregate from $22.1 million to $51.3 million. The time frame over which these cleanup projects are expected to be complete varies with each site and facility, ranging up to approximately 30 years as of June 29, 2001. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $35.1 million at June 29, 2001. The Company accordingly accrued $17.3 million, which represents its best estimate of the future costs of $35.1 million discounted at 4%, net of inflation. This accrual is in addition to the $4.2 million described in the preceding paragraph.

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

Although any ultimate liability arising from environmental-related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company’s financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental-related events (and assuming VI and VSEA satisfy their indemnification obligations), management believes that the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company.

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. The Company received certain cash payments in the form of settlements and judgments during fiscal years 1995, 1996, 1997, 1998 and 2001 from defendants in that lawsuit. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company’s past and future environmental-related expenditures, and the Company therefore has a $3.9 million receivable included in “other assets” at June 29, 2001. The Company believes that this receivable is collectible because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although the Company intends to aggressively pursue other recoveries, the

Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

The Company is a party to three related federal actions involving claims by independent service organizations (“ISOs”) that the Company’s policies and business practices relating to replacement parts violate the antitrust laws (the “ISOs Litigation”). The ISOs purchase replacement parts from the Company and compete with it for the servicing of linear accelerators made by the Company. In response to several threats of litigation regarding the legality of the Company’s parts policy, the Company filed a declaratory judgment action in the U. S. District Court for the Northern District of California in 1996 seeking a determination that its new policies are legal and enforceable and damages against two of the ISOs for misappropriation of the Company’s trade secrets, unfair competition, copyright infringement and related claims. Subsequently, four of the defendants filed separate claims in other jurisdictions raising issues allegedly related to those in the declaratory relief action and seeking injunctive relief against the Company and damages against the Company in the amount of $10 million for each plaintiff. The defendants’ motion for a preliminary injunction in U. S. District Court in Texas with respect to the Company’s policies was defeated. The ISOs defendants amended the complaint to include class action allegations, allege a variety of other anti-competitive business practices and filed a motion for class certification, which was heard by the U. S. District Court in Texas in July 1999. No decision, however, has been entered. The parties have agreed to consolidate its claims from the Northern District of California to the action in the District Court in Texas.

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

The Company is also involved in other legal proceedings arising in the ordinary course of its business. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries as of June 29, 2001, and the related consolidated statements of earnings for each of the three-month and nine-month periods ended June 29, 2001 and June 30, 2000 and the consolidated statements of cash flows for the nine-month periods ended June 29, 2001 and June 30, 2000. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of September 29, 2000, and the related consolidated statements of earnings, of stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated November 9, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 29, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

San Jose, California
July 20, 2001

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     VMS is a world leader in the design and manufacture of integrated cancer therapy systems, as well as high-quality, cost-effective X-ray tubes for original equipment manufacturers, replacement X-ray tubes and imaging subsystems. Our oncology systems line encompasses a fully integrated system of products embracing not only linear accelerators but also sophisticated ancillary products and services. Our linear accelerators and simulators are in service around the world, treating cancer patients daily. Our X-ray tubes are sold to most major diagnostic equipment manufacturers and cover a range of applications including CT scanning, radioscopic/fluoroscopic imaging, special procedures and mammography. In addition, we are pursuing technologies and products to improve disease management by investigating the interaction of targeted energy and biological molecules in our research facility, the Ginzton Technology Center (“GTC”). GTC sales consist primarily of brachytherapy products and, to a lesser extent, amounts earned under research contracts.

     This discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this report, as well as the information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Our Business” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2000.

Results of Operations

   Fiscal Year

     Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2001 is the 52-week period ending September 28, 2001, and fiscal year 2000 was the 52-week period ended September 29, 2000. The fiscal quarters ended June 29, 2001 and June 30, 2000 were both 13 weeks long. The nine-month periods ended June 29, 2001 and June 30, 2000 were both 39 weeks long.

   Third Quarter of Fiscal Year 2001 Compared to Third Quarter of Fiscal Year 2000

Sales: Our sales of $191 million in the third quarter of fiscal year 2001 were 12% higher than our sales of $171 million in the third quarter of fiscal year 2000. International sales were $87 million (46% of sales) in the third quarter of fiscal year 2001, compared to $68 million (40% of sales) in the third quarter of fiscal year 2000.

SALES (by region)	Third quarter 2001	Third quarter 2000

Oncology systems:

— North America	$89 million	$89 million

— Europe	43 million	27 million

— Asia	11 million	8 million

— Rest of the world	9 million	9 million

Total oncology systems	$152 million	$133 million

X-ray tubes and imaging subsystems:

— North America	$11 million	$11 million

— Europe	5 million	7 million

— Asia	16 million	16 million

— Rest of the world	1 million	—

Total X-ray tubes and imaging subsystems	$33 million	$34 million

GTC	$ 6 million	$4 million

Oncology systems sales:	Oncology systems sales increased 15% to $152 million (79% of sales) in the third quarter of fiscal year 2001, compared to $133 million (78% of sales) in the third quarter of fiscal year 2000. International sales during the third quarter of fiscal year 2001 increased compared to the third quarter of fiscal year 2000, due primarily to the timing of shipments as a result of customer requested delivery schedules. North American sales were essentially flat compared to the year-ago quarter, primarily due to the high volume of North American shipments made in the year-ago quarter. However, North American sales represented over 60% of total oncology systems sales.

X-ray tubes and imaging subsystems sales:
X-ray tubes and imaging subsystems sales decreased 4% to $33 million (17% of sales) in the third quarter of fiscal year 2001, compared to $34 million (20% of sales) in the third quarter of fiscal year 2000. The decrease was primarily attributable to lower sales of our CT tubes products, partially offset by an increase in sales of our glass tube products.

GTC sales:	GTC sales were $6 million in the third quarter of fiscal year 2001, compared to $4 million in the third quarter of fiscal year 2000. The increase was primarily due to increased sales of our high dose rate brachytherapy products.

Gross Profit: We recorded gross profit of $72 million in the third quarter of fiscal year 2001 and $62 million in the third quarter of fiscal year 2000. As a percentage of sales, gross profit was 38% in the third quarter of fiscal year 2001 and 36% in the third quarter of fiscal year 2000. Gross profit as a percentage of sales of oncology systems was 39% for the third quarter of fiscal year 2001 compared to 37% for the third quarter of fiscal year 2000. This margin increase was primarily due to increased sales volume and a product mix shift toward higher margin ancillary products, partially offset by a geographic mix shift towards international markets, which typically have lower margins. Gross profit as a percentage of sales of X-ray tubes and imaging subsystems decreased to 29% in the third quarter of fiscal year 2001 from 32% in the third quarter of fiscal year 2000. The decline primarily stemmed from a combination of lower sales volume and a product mix shift toward lower margin glass tube products.

Research and Development: Research and development expenses were $11 million in the third quarter of fiscal year 2001 compared to $10 million in the same period of fiscal year 2000, representing 6% of sales for both quarters.

Selling, General and Administrative: Selling, general and administrative expenses were $31 million (16% of sales) in the third quarter of fiscal year 2001 compared to $29 million (17% of sales) in the third quarter of fiscal year 2000. The increase (in absolute dollars) in selling, general and administrative expenses in the third quarter of fiscal year 2001 was largely attributable to higher international marketing and selling expenses that are in line with increased international sales, and to a lesser extent, increased spending on patents and amortization of deferred stock compensation related to the restricted performance awards granted to our senior executives in fiscal year 2001.

Reorganization (Income)/Costs, Net: Third quarter fiscal year 2001 net reorganization income was approximately $0.8 million, which resulted primarily from the release of a reorganization accrual established as part of the April 2, 1999 spin-offs of our instruments and semiconductor equipment businesses, net of the portion due to VI.

Interest (Income)/Expense, Net: Net interest income was $0.8 million for the third quarter of fiscal year 2001, compared to $0.7 million of net interest expense for the third quarter of fiscal year 2000. The change reflected a combination of a $1.4 million increase in interest income associated with increased cash levels in the third quarter of fiscal year 2001 and a $0.1 million decrease in interest expense associated with lower levels of debt in the third quarter of fiscal year 2001.

Taxes on Earnings: Our estimated effective tax rate for the third quarter of fiscal year 2001 was approximately 37%, compared to 37.5% for the third quarter of fiscal year 2000. For fiscal year 2001, we estimate that our effective tax rate will be approximately 37%.

   First Three Quarters of Fiscal Year 2001 Compared to First Three Quarters of Fiscal Year 2000

Sales: Our sales of $546 million in the first three quarters of fiscal year 2001 were 13% higher than our sales of $482 million in the first three quarters of fiscal year 2000. International sales were $262 million (47% of sales) in the first three quarters of fiscal year 2001, compared to $208 million (44% of sales) in the first three quarters of fiscal year 2000.

SALES (by region)	First three quarters 2001	First three quarters 2000

Oncology systems:

— North America	$239 million	$233 million

— Europe	122 million	81 million

— Asia	46 million	30 million

— Rest of the world	20 million	26 million

Total oncology systems	$427 million	$370 million

X-ray tubes and imaging subsystems:

— North America	$34 million	$31 million

— Europe	14 million	16 million

— Asia	52 million	50 million

— Rest of the world	3 million	2 million

Total X-ray tubes and imaging subsystems	$103 million	$99 million

GTC	$ 15 million	$13 million

Oncology systems sales:	Oncology systems sales increased 16% to $427 million (78% of sales) in the first three quarters of fiscal year 2001, compared to $370 million (77% of sales) in the first three quarters of fiscal year 2000. International sales during the first three quarters of fiscal year 2001 increased significantly over the same period of fiscal year 2000, due primarily to the timing of shipments as a result of customer requested delivery schedules. North American sales increased slightly compared to the first three quarters of fiscal year 2000, primarily due to the high volume of North American shipments made in the year-ago period. However, North American sales represented over 60% of total oncology systems sales.

X-ray tubes and imaging subsystems sales:
X-ray tubes and imaging subsystems sales increased 4% to $103 million (19% of sales) in the first three quarters of fiscal year 2001, compared to $99 million (21% of sales) in the first three quarters of fiscal year 2000. The increase was primarily due to increased sales of our glass tube products.

GTC sales:	GTC sales were $15 million for the first three quarters of fiscal year 2001, compared to $13 million for the same period in fiscal year 2000. The increase stemmed primarily from increased sales of our high dose rate brachytherapy products as well as payments under new research contracts.

Gross Profit: We recorded gross profit of $200 million in the first three quarters of fiscal year 2001 and $173 million in the first three quarters of fiscal year 2000. As a percentage of sales, gross profit was 37% in the first three quarters of fiscal year 2001 compared to 36% in the first three quarters of fiscal year 2000. Gross profit as a percentage of sales of oncology systems was 38% for the first three quarters of fiscal year 2001 compared to 37% for the same period in the prior year. This margin increase resulted primarily from increased sales volume and higher margins in ancillary products, which more than offset the geographical mix shift toward international sales, which typically have lower margins. Gross profit as a percentage of sales of X-ray tubes and imaging subsystems decreased to 30% in the first three quarters of fiscal year 2001 from 32% in the first three quarters of fiscal year 2000. The decline stemmed primarily from a sales mix shift toward lower margin glass tube products.

Research and Development: Research and development expenses were $33 million (6% of sales) in the first three quarters of fiscal year 2001 compared to $32 million (7% of sales) in the same period of fiscal year 2000.

Selling, General and Administrative: Selling, general and administrative expenses were $98 million (18% of sales) in the first three quarters of fiscal year 2001 compared to $91 million (19% of sales) in the same period of fiscal year 2000. The increase (in absolute dollars) in selling, general and administrative expenses in the first three quarters of fiscal year 2001 was largely attributable to higher international marketing and selling expenses that are in line with increased international sales, increased spending on information systems and patents, and amortization of deferred stock compensation related to the restricted performance awards granted to our senior executives in fiscal year 2001.

Interest (Income)/Expense, Net: Net interest income was $1.5 million for the first three quarters of fiscal year 2001, compared to $3.3 million of net interest expense for the first three quarters of fiscal year 2000. The change reflected a combination of a $3.9 million increase in interest income associated with higher cash levels in the first three quarters of fiscal year 2001 and a $0.9 million decrease in interest expense associated with lower levels of debt in the first three quarters of fiscal year 2001.

Reorganization (Income)/Costs, Net: The $0.5 million of net reorganization income in the first three quarters of fiscal year 2001 consisted of approximately $0.8 million of reorganization income in the third quarter of fiscal year 2001 resulting primarily from the release of a reorganization accrual established as part of the April 2, 1999 spin-offs of our instruments and semiconductor equipment businesses, net of the portion due to VI, partially offset by $0.3 million of reorganization charges primarily attributable to legal fees incurred in excess of the accrual.

Taxes on Earnings: Our estimated effective tax rate for the first three quarters of fiscal year 2001 was 37%, compared to 37.5% for the first three quarters of fiscal year 2000. For fiscal year 2001, we estimate that our effective tax rate will be approximately 37%.

Cumulative Effect of Change in Accounting Principle-Net of Taxes: We recorded a $0.1 million credit to earnings related to the adoption of Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” in the first quarter of fiscal year 2001. For a discussion of SFAS 133, see Note 4 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

     Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, purchases of business assets and funding of continuing operations. Our sources of cash include earnings, net interest income and borrowings under short-term notes payable and long-term loans. Our liquidity is actively managed on a daily basis to ensure the maintenance of sufficient funds to meet our needs.

     At June 29, 2001, we had $59 million of long-term loans and $0.2 million of short-term notes payable. Interest rates on the outstanding long-term loans on this date range from 6.70% to 7.15% with a weighted average interest rate of 6.82%. As of June 29, 2001, the weighted average interest rate on the short-term notes payable was 6.06%. The long-term loans currently contain covenants that limit future borrowings and cash dividend payments. The covenants also require us to maintain specified levels of working capital and operating results.

     At June 29, 2001, we had $182.5 million in cash and cash equivalents (approximately 26% of which was held abroad and would be subject to additional taxation if it was repatriated to the U.S.) compared to $83.3 million at September 29, 2000.

     Our primary cash inflows and outflows for the first three quarters of fiscal year 2001 and 2000 were as follows:

•	We generated net cash from operating activities of $75 million during the first three quarters of fiscal year 2001, compared to $31 million in the first three quarters of fiscal year 2000. The primary contributor to the increase in operating cash flow was our increase in net earnings to $45 million in the first three quarters of fiscal year 2001 from $30 million in the first three quarters of fiscal year 2000. In addition to net earnings, net cash provided by operating activities in the first three quarters of fiscal year 2001 related primarily to: $22 million in net non-cash charges including depreciation, amortization, write-offs and other, $16 million reduction in accounts receivable net of foreign currency adjustments, $6 million increase in trade accounts payable and advance payments from customers net of foreign currency adjustments, and $25 million of tax benefits from employee stock option exercises, partially offset by additions to inventory of $24 million and a decrease in accrued expenses of $17 million, both of which are also net of foreign currency adjustments.

•	Investing activities used $15 million of net cash in both the first three quarters of fiscal year 2001 and the first three quarters of fiscal year 2000. Net cash used in investing activities in both the first three quarters of fiscal year 2001 and the first three quarters of fiscal year 2000 was primarily to purchase property, plant and equipment.

•	Financing activities provided net cash of $38 million in the first three quarters of fiscal year 2001 compared to using net cash of $17 million in the same period of fiscal year 2000. Net cash provided by financing activities in the first three quarters of fiscal year 2001 consisted primarily of proceeds from stock option exercises. Net cash used by financing activities in the first three quarters of fiscal year 2000 consisted primarily of payments on short-term debt, partially offset by proceeds from stock option exercises.

     Total debt as a percentage of total capital improved to 13% at June 29, 2001 from 18% at September 29, 2000 largely due to the increase of our stockholders’ equity during the first three quarters of the year. The ratio of current assets to current liabilities improved to 2.27 to 1 at June 29, 2001 from 1.80 to 1 at fiscal year end 2000. At June 29, 2001, we had $87.3 million available in unused uncommitted lines of credit as well as an additional $50 million in an unused committed revolving credit facility.

     We are a party to three related federal actions involving claims by independent service organizations (“ISOs”) that our policies and business practices relating to replacement parts violate the antitrust laws (the “ISOs Litigation”). ISOs purchase replacement parts from us and compete with us in servicing the linear accelerators we manufacture. In response to several threats of litigation regarding the legality of our parts policy, we filed a declaratory judgment action in the U. S. District Court for the Northern District of California in 1996 asking for a determination that our new policies are legal and enforceable and damages against two of the ISOs for misappropriation of our trade secrets, unfair competition, copyright infringement and related claims. Later, four defendants filed separate claims in other jurisdictions raising issues allegedly related to those in the declaratory relief action and seeking injunctive relief and damages against us for $10 million for each plaintiff. We defeated the defendants’ motion for a preliminary injunction in U. S. District Court in Texas about our policies. The ISOs defendants amended the complaint to include class action allegations, alleged a variety of other anti-competitive business practices and filed a motion for class certification, which the U. S. District Court in Texas heard in July 1999. No decision, however, has been entered. The parties have agreed to consolidate our claims from the Northern District of California to the action in the U.S. District Court in Texas.

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

Deferred Stock Compensation

     During the nine months ended June 29, 2001, we granted 90,908 restricted performance shares to several of our senior executives and 3,000 shares of restricted common stock to a senior executive under the our Omnibus Stock Plan and our 2000 Stock Option Plan. The restricted performance shares will vest 100% five years from the date of grant subject to the employees’ having satisfied defined performance objectives. Upon vesting, we will deliver one share of our common stock for each performance share granted to the employee. The restricted common stock will vest in the following manner: the first one-third three months from the date of grant; the second one-third fifteen months from the date of grant; and the last one-third twenty-seven months from the date of grant. In the event that we terminate an employee’s service prior to the end of the vesting period or an employee retires three years prior to the end of the vesting period, any unvested performance shares are forfeited. However, if the employee’s termination is by reason of death or disability or if we terminate the employee for any other reason other than for cause, the performance shares will become immediately vested. In the event that we terminate the employee’s service prior to the end of the vesting period or the employee retires three years prior to the end of the vesting period, any unvested restricted common stock is forfeited and we will automatically reacquire the unvested restricted stock at no cost. An employee may not sell or otherwise transfer unvested shares. We measure deferred stock compensation for both the restricted performance shares and the restricted common stock based on the stock’s fair value on the date of grant and we amortize the deferred stock compensation over the stocks’ respective vesting periods. In connection with these grants, we recorded deferred stock compensation of $5.2 million. For the nine months ended June 29, 2001, we recognized in “selling, general and administrative expenses” amortization of deferred stock compensation of $0.7 million. We estimate that we will amortize the remaining deferred compensation of approximately $4.5 million at June 29, 2001 as follows: $0.3 million during the remainder of fiscal year 2001, $1.0 million during each of fiscal years 2002 through 2005, and $0.2 million during fiscal year 2006. The amount of deferred compensation expense recorded and to be recorded in future periods could decrease if the restricted awards for which accrued but unvested compensation has been recorded are forfeited.

Recent Accounting Pronouncements

     In June 2000, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101B (“SAB 101B”), “Second Amendment: Revenue Recognition in Financial Statements.” SAB 101B amends Staff Accounting Bulletin No. 101 (“SAB 101”) “Revenue Recognition in Financial Statements,” to defer the implementation date of SAB 101 for registrants until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We are required to adopt SAB 101 no later than the fourth quarter of our fiscal year ending September 28, 2001. SAB 101 requires that we comply with its revenue recognition guidance retroactive to the beginning of the fiscal year of adoption, or September 30, 2000, including recording the effect of any prior year revenue transactions affected as a “cumulative effect of a change in accounting principle” as of the September 30, 2000. Upon adoption of SAB 101 in the fourth quarter of fiscal year 2001, quarterly financial statements within fiscal year 2001 will be restated to conform to SAB 101 as necessary. As a result of SAB 101 and the associated SEC guidance, we expect to change our revenue recognition accounting policy for some of the hardware products in the oncology systems business. Hardware sales in the oncology systems business generally include the provision for installation and related obligations. Prior to the adoption of SAB 101, revenue for hardware products in the oncology systems business was recognized upon transfer of risk of loss for products to customers, which typically coincided with shipment of products and preceded installation and customer acceptance. Subsequent to the adoption of SAB 101, we expect to change our accounting policy to defer revenue recognition on the portion of revenue, the payment of which is contractually linked to final acceptance. This change is limited to the accelerators and related hardware products in the oncology systems business, which represent approximately half of our annual revenue. We will not change existing revenue recognition practices related to product sales in the X-ray tubes and imaging subsystems business, software products, nor products sold in the oncology service business. Management is currently evaluating the effect of the implementation of SAB 101 on our consolidated financial statements; however, the impact is unknown at this time. The implementation of SAB 101 will affect the timing of revenue recognition, but will not affect our business operations or cash flows.

     In July 2001, the Financial Accounting and Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method — the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 will be permitted. In all cases, SFAS 142 must be adopted at the beginning of a fiscal year. We are required to adopt SFAS 142 in the first quarter of fiscal year 2003 beginning on September 28, 2002, but may elect to adopt early in the first quarter of fiscal year 2002 beginning on September 29, 2001. We have not yet assessed the impact of adopting SFAS 142 on our consolidated financial statements.

Environmental Matters

     There are a variety of environmental laws around the world regulating the handling, storage, transport and disposal of hazardous materials that do or may create increased costs for some of our operations. In addition, several countries are proposing to require manufacturers to take back, recycle and dispose of products at the end of the equipment’s useful life. These laws create increased costs for our operations.

     From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. Under various laws (such as the federal “Superfund” law) and under our obligations concerning operations before the spin-offs, we are overseeing environmental cleanup projects from our pre-spun-off operations and as applicable reimbursing third parties (such as the U.S. Environmental Protection Agency or other responsible parties) for cleanup activities. Under the terms of agreement governing the Distribution, we are obligated to pay one-third of specified environmental liabilities caused by operations before the spin-offs, with VI and VSEA obligated for the balance. The cleanup projects we are overseeing are being conducted under the direction of or in consultation with relevant regulatory agencies. We estimated these cleanup projects would take up to 30 years to complete. As described below, we have accrued a total of $21.5 million to cover our liabilities for these cleanup projects:

•	We have developed a range of potential costs covering a variety of cleanup activities, including three cleanup projects, reimbursements to third parties, project management costs and legal costs. There are, however, various uncertainties in these estimates that make it difficult to develop a best estimate. Our estimate of future costs to complete these cleanup activities ranges from $4.2 million to $14.1 million. For these estimates, we have not discounted the costs to present dollars because of the uncertainties that make it difficult to develop a best estimate and have accrued $4.2 million, which is the amount at the low end of the range.

•	For seven cleanup projects, we have sufficient knowledge to develop better estimates of our future costs. While our estimate of future costs to complete these cleanup projects, including third party claims, ranges from $22.1 million to $51.3 million, our best estimate within that range is $35.1 million. For these projects we have accrued $17.3 million; which is our best estimate of the $35.1 million discounted to present dollars at 4%, net of inflation.

     When we developed the estimates above, we considered the financial strength of other potentially responsible parties. These amounts are, however, only estimates and may be revised in the future as we get more information on these projects. We may also spend more or less than these estimates. Based on current information, we believe that our reserves are adequate. At this time, management believes that it is remote that any single environmental event would have a materially adverse impact on our financial statements in any single fiscal year. We spent $0.9 million and $0.5 million (net of amounts borne by VI and VSEA) during the third quarter of fiscal years 2001 and 2000, respectively, and $1.6 million and $1.8 million (net of amounts borne by VI and VSEA) during the first three quarters of fiscal years 2001 and 2000, respectively.

     In 1992, we filed a lawsuit against 36 insurance companies for recovery of our environmental investigation, cleanup and third party claim costs. We received cash payments in the form of settlements and judgments from various insurance companies in 1995, 1996, 1997, 1998 and 2001. In addition, we have an agreement with an insurance company to pay a portion of our past and future expenditures. As a result of this agreement, we have a $3.9 million receivable included in “other assets” as of June 29, 2001. We believe that this receivable is collectible because it is based on a binding, written settlement agreement with a financially viable insurance company. Although we continue to aggressively pursue other recoveries, we have not reduced our liability in anticipation of recovery from third parties for claims that we made.

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

Foreign Currency Exchange Rate Risk

     As a global concern, we are exposed to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposures related to non-U.S. dollar denominated sales and purchases throughout Europe, Asia and Australia. On January 1, 1999, eleven of the fifteen member countries of the European Monetary Union adopted the Euro as their common legal currency. Following the introduction of the Euro, the local currencies of the participating countries are scheduled to remain legal tender until June 30, 2002. During this transition period, goods and services may be paid for in either Euro or the participating country’s local currencies. Thereafter, only the Euro will be the legal tender in the participating countries. We continue to evaluate, among other issues, the impact of the Euro conversion on our foreign currency exposure. Based on our evaluation to date, we do not expect the Euro conversion to create any change in currency exposure due to our existing hedging practices.

     We have significant international transactions in foreign currencies and address related financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s economy, and adhere to a policy of hedging foreign currency exposures that result from international firmly committed sales orders with forward exchange contracts. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into forward exchange contracts for trading purposes. The forward exchange contracts generally range from one to twelve months in original maturity. We do not have any forward exchange contract with an original maturity greater than one year. We also hedge the balance sheet exposures from our various foreign subsidiaries and business units having U.S. dollar functional currencies. We enter into these monthly foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

     Forward exchange contracts outstanding as of June 29, 2001 are summarized as follows:

	Notional Value	Notional Value
	Sold	Purchased

	(Dollars in thousands)
Australian dollar	$5,035	$—

Brazilian real	—	695

British pound	24,114	—

Canadian dollar	24,401	—

Danish krona	3,088	1,620

Euro	43,727	2,155

Japanese yen	12,219	—

Norwegian krone	1,657	1,422

Swedish krona	5,074	—

Swiss franc	830	7,425

Thailand baht	1,489	—

Totals	$121,634	$13,317

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

     The fair value of our investment portfolio or related income would not be significantly impacted by interest rates since the investment maturities are short. Our long-term debt of $58.5 million at June 29, 2001 carries a weighted average fixed interest rate of 6.82% with principal payments due in various installments over a thirteen-year period, beginning in 2005. Our short-term notes payable of $0.2 million at June 29, 2001 carried a weighted average interest rate of 6.06% as of that date.

     The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents and debt obligations.

	Balance at	Fiscal Year
	June 29,
	2001	2001	2002	2003	2004	2005	Thereafter	Total

	(Dollars in millions)
Assets

Cash and cash equivalents	$182.5	$182.5	—	—	—	—	—	$182.5

Average interest rate	3.81%	3.81%						3.81%

Liabilities

Notes payable	$0.2	$0.2	—	—	—	—	—	$0.2

Average interest rate	6.06%	6.06%	—	—	—	—	—	6.06%

Long-term debt	$58.5	—	—	—	—	$5.3	$53.2	$58.5

Average interest rate	6.82%	—	—	—	—	6.76%	6.82%	6.82%

     The estimated fair value of our cash and cash equivalents (a portion of which was held abroad at June 29, 2001 and would be subject to additional taxation if it was repatriated in the U.S.) approximates the principal amounts reflected above based on the short maturities of these financial instruments.

     Although payments under some of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings.

     Information related to Item 1 is disclosed in Part I, Item 1 (Note 10 to the interim consolidated financial statements) and in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition).

Item 6.     Exhibits and Reports on Form 8-K.

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit
No.	Description

15	Letter Regarding Unaudited Interim Financial Information.

(b)	The Company did not file any reports on Form 8-K during the quarter ended June 29, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC. (Registrant)

Dated: August 8, 2001	By:	/s/ ELISHA W. FINNEY Elisha W. Finney Vice President, Finance and Chief Financial Officer (Duly authorized officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

15	Letter Regarding Unaudited Interim Financial Information.