Form 10-K
period 2001-09-28
VARIAN MEDICAL SYSTEMS INC
filed 2001-12-14
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2001

or

☐ TRANSITION REPORTING PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-7598

VARIAN MEDICAL SYSTEMS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-2359345
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3100 Hansen Way, Palo Alto, California (Address of principal executive offices)	94304-1030 (Zip Code)

(650) 493-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1 par value Preferred Stock Purchase Rights	New York Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☑

      At December 12, 2001, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $2,206,477,000.

      At December 12, 2001, the number of shares of Common Stock outstanding was 33,482,194.

DOCUMENTS INCORPORATED BY REFERENCE

      Definitive Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders — Part III of this Form 10-K

www.varian.com (NYSE: VAR)

VARIAN MEDICAL SYSTEMS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended September 28, 2001

FORWARD-LOOKING STATEMENTS

      Except for historical information, this annual report on Form 10-K contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to our management. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in these forward-looking statements and reported results should not be considered an indication of future performance due to the factors listed below, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Business” and from time to time in our other filings with the Securities and Exchange Commission. For this purpose, statements concerning industry outlook, including market acceptance of or transition to new products or technology such as Intensity Modulated Radiation Therapy, or IMRT, brachytherapy, software, treatment techniques, and advanced X-ray products; growth drivers; Varian Medical Systems, Inc.’s (“VMS,” “we” or “our”) orders, sales, backlog or earnings growth; future financial results and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “will,” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those projected or management’s current expectations. Such risks and uncertainties include:

•	market acceptance and demand for our products;

•	our ability to anticipate and keep pace with changes in the marketplace and technological innovation;

•	our ability to successfully develop and commercialize new products and new product enhancements;

•	our ability to meet U.S. Food and Drug Administration and other domestic or foreign regulatory requirements or product clearances, which might limit the products we can sell, subject us to fines or other regulatory actions, and/or increase costs;

•	the impact of managed care initiatives or other healthcare reforms and/or limitations on third party reimbursements, including resulting pressure on pricing and demand for our products;

•	the effect on our profit margins of product recycling and related regulatory requirements in European and other countries;

•	the possibility that material product liability claims could harm our future sales or require us to pay uninsured claims, and the availability and adequacy of our insurance to cover any such liabilities;

•	our use of distributors for a portion of our sales, the loss of which could reduce sales;

•	the potential for continued consolidation in the X-ray tubes market;

•	the effect that fluctuations in our operating results, including as a result of changes in accounting policies, may have on the price of our common stock;

•	the impact on our sales, margins and market share of competitive products and pricing;

•	economic, political and other risks associated with our significant international operations, including the enforceability of obligations, the extent of taxes and trade restrictions and licensing and other requirements, and protection of intellectual property;

•	the effect of foreign currency exchange rates;

•	our ability to protect our intellectual property and the competitive position of our products;

•	the possibility of intellectual property infringement claims against us;

•	the effect of environmental claims and clean-up expenses on our costs;

•	our reliance on sole source or a limited number of suppliers for some product components;

•	our ability to attract and retain qualified employees;

•	our ability to match manufacturing capacity with demand for our products;

•	the risk of loss or interruption to our operations or increased costs due to earthquakes, the availability of power and energy supplies and other events beyond our control;

•	our ability to meet time requirements for, and implement conversion to, the Euro currency in our business dealings and operations in some European countries;

•	the effect of price transparency on our business dealings in countries of the European Union following implementation of Euro currency regulations;

•	our potential responsibility for additional tax obligations and other liabilities arising out of the spin-off of segments of our former businesses; and

•	the possibility that provisions of our Certificate of Incorporation and stockholder rights plan might discourage a takeover and therefore limit the price of our common stock.

By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

PART I

Item 1.     Business

General

      In August 1998, we (then known as Varian Associates, Inc.) announced our intention to spin off our instruments business and our semiconductor equipment business to our stockholders. We later transferred our instruments business to Varian, Inc., or VI, a wholly owned subsidiary, and transferred our semiconductor equipment business to Varian Semiconductor Equipment Associates, Inc., or VSEA, a wholly owned subsidiary. We retained the medical systems business, principally the sales and service of oncology systems and the sales of X-ray tubes and imaging subsystems. On April 2, 1999, we spun off VI and VSEA to our common stockholders, which we refer to as the spin-offs in this Form 10-K. Immediately after the spin-offs, we changed our name to Varian Medical Systems, Inc., or VMS. We have been engaged in aspects of the medical systems business since 1959.

      An Amended and Restated Distribution Agreement dated as of January 14, 1999 and other agreements govern our ongoing relationships with VI and VSEA.

Overview

      We are a world leader in the design and production of equipment for treating cancer with radiation, as well as high-quality, cost-effective X-ray tubes for original equipment manufacturers, replacement X-ray tubes and imaging subsystems.

      In serving the market for advanced medical systems (primarily for cancer care), we continue to broaden our offerings to address the concerns driving this sector, including the continuing demand to contain costs and enhance efficacy of health care. In addition to developing medical equipment, we also develop software products and devices designed to enhance the productivity and quality of our equipment, devices manufactured by other companies and the general delivery of health care services.

      Our Oncology Systems business produces and markets/sells a fully integrated system of products including not only linear accelerators but also sophisticated ancillary products and services. Our linear accelerators and simulators are sold and are in service around the world. Our X-ray tubes are sold to most major diagnostic original equipment manufacturers, or OEM’s, and cover a range of applications including advanced mammography and computed tomography, or CT, scanning. We are also involved in several product development opportunities in rapidly growing areas of cancer treatment, including advanced brachytherapy systems for cancer treatment and one of the world’s first real-time, digital X-ray fluoroscopic imagers. In addition, we are pursuing technologies and products that promise to improve disease management by employing targeted energy to enhance the effectiveness of leading-edge molecular medicine.

Cancer-Care Market

      Radiation therapy is commonly used in the treatment of cancer, either alone or in combination with surgery or chemotherapy. An important advantage of radiation therapy is that the radiation acts with some selectivity on cancer cells. When a cell absorbs radiation, the radiation affects the cell’s genetic structure and inhibits its replication, leading to its gradual death. Cancerous cells replicate very fast and therefore the radiation they absorb can disproportionately damage them.

      Currently, the most common type of radiotherapy uses X-rays delivered by external beams and is administered using linear accelerators, or LINACS. LINACS are conventionally used for multiple, or fractionated, treatments of a tumor in up to 40 radiation sessions. LINACS can also be employed for very small lesions, for example, in the brain, to deliver a single high dose of radiation in a procedure referred to as stereotactic radiosurgery. In addition to external radiation therapy, radioactive seeds, wires or ribbons are sometimes inserted into a tumor or into a body cavity. These modalities, known as brachytherapy, do not require the radiation to pass through surrounding healthy tissue.

Products

      Our products can be broadly classified into three principal categories: oncology systems, X-ray tubes and imaging subsystems, and brachytherapy and other technologies developed by our Ginzton Technology Center. All figures given in this Form 10-K are based on actual reported results, unless otherwise stated as being on a pro forma basis assuming that the Securities and Exchange Commission’s, or SEC, Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” or SAB 101, was applied retroactively to prior years.

Oncology Systems

      Our Oncology Systems business, or Oncology Systems, designs, manufactures, sells and services hardware and software products for radiation treatment of cancer. We offer a fully integrated system of products consisting of linear accelerators and sophisticated ancillary products and services to extend their capabilities and efficiency. Our products include linear accelerators, treatment simulators and treatment verification products as well as software systems for planning cancer treatments and managing information and images for radiation oncology.

      We offer a new technique that delivers high doses of radiation to tumors while reducing risk to normal tissues. This therapy, called Intensity Modulated Radiation Therapy, or IMRT, is a form of three-dimensional conformal radiation therapy that links treatment planning, information management and driver software to the actual treatment delivery device, the linear accelerator. As a result, clinicians can determine and deliver a clinically optimized plan of individualized radiation for each patient. IMRT can be used to treat head and neck, breast, prostate, pancreatic, lung, liver and central nervous system cancers. IMRT is being adopted by more clinics every year, from university hospitals to local community clinics.

      The radiotherapy process consists of examining the patient, planning the therapeutic approach, delivering treatment, verifying that the treatments are being delivered correctly, providing quality assurance for all the devices involved in the treatment process, recording the results and obtaining reimbursement for the radiotherapy services provided. We provide products that help perform most of these tasks. We have also integrated our individual products into a complete system that automates and enhances the entire process of treating a patient. In addition, we store data and images into a single database shared by each of our products, which enables effective communication among products.

      Our Clinac® series of medical linear accelerators, marketed to hospitals and clinics worldwide, generate therapeutic X-rays and radiation beams for cancer treatment. We produce a variety of versions of these devices to suit various facility requirements. Linear accelerators are also used for industrial radiographic applications. Our Linatron-M® linear accelerators are used for nondestructive examination of objects, such as cargo or luggage, and to X-ray heavy metallic structures for quality control. They can also be used to sterilize food, medical products and mail.

      We also manufacture and market related radiotherapy products such as the MillenniumTM series of multi-leaf collimators and the Ximatron® treatment simulators. Our imaging products included the PortalVisionTM electronic mega-voltage portal imaging system.

      We offer a range of software products for treatment planning and information management. Our treatment planning products include the CadPlan® PLUS 3D treatment planning system, the HeliosTM inverse planning module and our new EclipseTM PC-based treatment planning system released this year. Our VARiS® information system verifies correct patient treatment and performs patient charting. Our VisionTM product line is integrated with the VARiS® product and manages patient image data. Other products include our innovative real time patient position management product, or the RPMTM respiratory gating system, which allows the Clinac® to be synchronized with patient breathing to help compensate for tumor motion during the course of treatment. We continually work with physicians and technicians to develop the latest technology and treatments.

      We have partnered with General Electric, or GE, Medical Systems and established a See and Treat Cancer CareTM partnership to provide a comprehensive suite of integrated imaging, information management and treatment tools for radiation oncology facilities.

      Revenues from the Oncology Systems business represented 79% of total revenues in fiscal 2001, as restated to reflect the adoption of SAB 101. For a discussion of SAB 101, see “Adoption of SAB 101” of the Notes to the Consolidated Financial Statements. Revenues from the Oncology Systems business represented 77% and 78% of total revenues, under the previous accounting method, in fiscal 2000 and 1999, respectively. For a discussion of segment financial information, see “Industry Segments” of the Notes to the Consolidated Financial Statements.

X-ray Products

      Our X-ray Products business, or X-ray Products, is a world leader in designing and manufacturing subsystems for diagnostic radiology, including X-ray-generating tubes and imaging subsystems for the diagnostic imaging market. X-ray tubes are a key component of X-ray imaging subsystems, including new system configurations and replacement tubes for installed systems. We conduct an active research and development program to focus on new technology and applications in both the medical and industrial X-ray tube markets. We consider our extensive scientific and engineering expertise in glass and metal center section tubes to be state-of-the-art.

      We manufacture tubes for four primary medical X-ray imaging applications: CT scanners; radiographic/ fluoroscopic; special procedures; and mammography. Over time, we have substantially increased the heat storage capacity of CT tubes to respond to customers who needed rapid, continuous scanning to accommodate continuous CT scanning techniques over large regions of the patient, and to reduce examination times. Innovative design and process improvements have consistently increased tube life. For example, major improvements made in our highest power CT tube over the past 12 months have improved tube life over four fold.

      Our mammography tubes produce high quality images at low doses. Many mammography systems and CT scanner systems worldwide employ our tubes. We also offer a large line of industrial X-ray tubes, which consist of analytical X-ray tubes used for X-ray fluorescence and diffraction, as well as tubes used for non-destructive imaging and gauging.

      In addition to X-ray tubes, we also design, manufacture and market imaging products. Our amorphous silicon imaging technologies can be broadly applied as an alternative to image intensifiers or film. We expect that imaging equipment based on amorphous silicon semiconductors may be more stable and reliable, have fewer adjustments, and suffer less degradation over time.

      Revenues from the X-ray Products business represented 18%, 20% and 21% of total revenues in fiscal 2001, 2000 and 1999, respectively. SAB 101 had no impact on our existing revenue recognition practices related to product sales in the X-ray Products business because these products do not include any installation obligations or acceptance clauses. For a discussion of segment financial information, see “Industry Segments” of the Notes to the Consolidated Financial Statements.

Ginzton Technology Center

      In addition to pursuing growth opportunities in existing markets, we are also identifying and addressing new and potential new markets for the company through our research facility, the Ginzton Technology Center, or GTC. GTC currently manufactures and sells our products for the growing brachytherapy market, including our high dose rate brachytherapy system, VariSourceTM, and our brachytherapy treatment planning products, BrachyVisionTM and VariSeedTM. GTC is also pursuing other potential new areas, including combining focused energy and imaging technology with the latest breakthroughs in biotechnology and using radiation to treat diseases other than cancer. These efforts are designed to allow us to take full advantage of our reputation for technology innovation leadership in the health care field and develop new products and technologies for our future business.

      During fiscal year 2000, we entered into an agreement with Cordis Corporation, a subsidiary of Johnson and Johnson Company, to develop, supply and service products and radioactive sources for the potential new market of coronary intravascular radiotherapy treatment to prevent restenosis, or re-clogging of the arteries once blockages were removed, after angioplasty. In September 2001, we and Cordis Corporation agreed to a mutual termination of this agreement.

      Revenues from the GTC business represented 3% of total revenues in fiscal 2001, as restated to reflect the adoption of SAB 101. For a discussion of SAB 101, see “Adoption of SAB 101” of the Notes to the Consolidated Financial Statements. Revenues from the GTC business represented 3% and 1% of total revenues, under the previous accounting method, in fiscal 2000 and 1999, respectively. For a discussion of segment financial information, see “Industry Segments” of the Notes to the Consolidated Financial Statements.

Marketing and Sales

      Sales to our ten largest customers in fiscal years 2001, 2000 and 1999 accounted for approximately 18%, 19% and 24% of sales, respectively. However, we do not have a single customer that represents 10% or more of our total sales.

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

      We sell our Oncology Systems products primarily to hospitals, clinics, private and governmental institutions and health care agencies and doctors’ offices. Total sales for Oncology Systems, including services, were $614 million, as restated to reflect the adoption of SAB 101, for fiscal year 2001. Total sales for Oncology Systems, including services, were $534 million and $459 million, under the previous accounting method, for fiscal years 2000 and 1999, respectively. On a pro forma basis assuming SAB 101 was applied retroactive to prior years, total sales for Oncology Systems, including services, would have been $522 million and $444 million for fiscal years 2000 and 1999, respectively. We divide our markets for Oncology Systems sales into North America, Europe, Asia and rest of the world, and these regions constituted 58%, 26%, 10% and 6% of sales during fiscal year 2001, 62%, 23%, 8% and 7% of sales during fiscal year 2000 and 49%, 34%, 12% and 5% of sales during fiscal year 1999, respectively.

      Historically, we have sold a high proportion of our X-ray products to a limited number of customers and we expect that sales of these products to relatively few customers will continue to account for a high percentage of sales in the foreseeable future. We sell approximately 80% of our X-ray tube products to OEM’s and 20% to replacement tube distributors. We supply tubes to such industry leaders as Toshiba Corporation, Hitachi Medical Corporation, Shimadzu Corporation, Philips Medical Systems and GE Medical Systems, each of which accounted for 5% or more of X-ray tube product sales in fiscal year 2001. Total sales for our X-ray Products business were $139 million, $136 million and $123 million for fiscal years 2001, 2000 and 1999, respectively. We divide our markets for X-ray Products sales by region into North America, Europe, Asia and rest of the world, and these regions constituted 41%, 12%, 45% and 2% of sales during fiscal year 2001, 32%, 15%, 51% and 2% of sales during fiscal year 2000 and 30%, 23%, 44% and 3% of sales during fiscal year 1999, respectively.

      Reimbursement rates for IMRT, which are substantially higher than the reimbursement rates for standard radiotherapy treatments, and continued demand for IMRT are contributing to the growth of our Oncology Systems business in the U.S. Although we have seen the strongest growth to date in North America, we believe that in the foreseeable future there will be worldwide growth in the markets for oncology systems and related services because of the under-served market outside the U.S. With the transition from analog to digital systems, the demand for products and services related to networking, archiving and electronic distribution of digital images should grow in industrialized countries. We also believe there will be continuous growth in the markets for information technology.

      Our marketing strategy is to offer to customers a complete package of products and services in the fields of radiotherapy, including equipment, accessories, software and related services such as education and after-sales services. Our marketing efforts include developing relationships with current and prospective customers, participating in annual professional meetings for clinicians and hospitals, advertising in trade journals, sending direct mail and marketing over the telephone. Our growth strategy is to add products in existing markets, expand in new high-potential markets, add product offerings through internal research and development and alliances with other companies and grow our international market.

Customer Support and Services

      We maintain service centers in Milpitas, California, Buc, France, Zug, Switzerland, Tokyo, Japan, and Hong Kong, China, as well as field service forces throughout the world, for Oncology Systems service support. Due to the growth in our Oncology Systems customer support and service business, we are in the process of expanding our operations to add space in Las Vegas, Nevada. We expect this expansion to more than double our existing capacity in the Oncology Systems customer support and service business. Our network of service engineers and customer support specialists provide installation, warranty, repair, training and support services. We generate service revenue by providing service to customers on a time-and-materials basis and through comprehensive service contracts and the sale of parts. Most of the field service engineers are our employees, but a few are employees of dealers and/or agents. Customers can access our extensive service network by calling any of our service centers located throughout North America, Europe, Asia, Australia and Latin America.

      We warrant most of our oncology systems for hardware parts and labor for 12 months and most of our software for three months. We offer a variety of post-warranty equipment service agreements and software support agreements that permit customers to contract for the level of equipment maintenance and/or software support they require.

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

      We provide technical advice and consultation for X-ray tubes and imaging subsystems products to major OEM customers from our offices in Tokyo, Japan, Houten, The Netherlands, Salt Lake City, Utah, and Charleston, South Carolina. Our applications specialists and engineers make recommendations to meet the customer’s technical requirements within the customer’s budgetary constraints. We often develop specifications for a unique product, which will be designed and manufactured to meet a specific customer’s requirements. We also maintain a technical customer support group in Charleston, South Carolina to meet the technical support requirements of independent tube installers that use our X-ray tube products.

Research and Development

      Developing products, systems and services based on advanced technological concepts is essential to our ability to compete effectively. We maintain a product research and development and engineering staff responsible for product design and engineering. Research and development expenditures totaled $44 million, $42 million and $40 million in fiscal years 2001, 2000 and 1999, respectively.

      GTC maintains technical competencies in X-ray technology, imaging physics and applications, electronic design, materials science and biosciences to prove feasibility of new product concepts and to improve current products. Present research topics include new X-ray imaging concepts, image-based radiotherapy treatment planning, targeting and verification tools, combined modality therapy, manufacturing process improvements, improved X-ray tubes and gene technology. GTC accepts some sponsored research contracts from external agencies such as the government or other private sources.

      Although we intend to continue conducting extensive research and development activities, we cannot assure you that we will be able to successfully develop and market new products on a cost-effective and timely basis or that any new products will compete favorably with products or product enhancements developed by others.

Competition

      The health care equipment markets are characterized by rapidly evolving technology, intense competition and pricing pressure. We compete with companies worldwide. Some of our competitors have greater financial, marketing and management resources than we do. These competitors could develop technologies and products that are more effective than those we currently use or produce or that could render our products obsolete or noncompetitive. Our smaller competitors could be acquired by companies with greater financial strength, which could enable them to compete more aggressively. Some of our distributors could also be acquired by competitors, which could disrupt these distribution arrangements. We believe, however, that we compete favorably with our competitors based on our continued commitment to global distribution and customer service, value-added manufacturing, technological leadership and new product innovation. We believe that the key to success in our markets is to provide technologically superior products that deliver cost-effective, high quality clinical outcomes and that meet or exceed customer quality and service expectations. Our ability to compete successfully depends on our ability to commercialize new products ahead of our competitors. In our sales of Oncology Systems products, we compete primarily with Siemens, Elekta, Nucletron and Mitsubishi. We compete with independent service organizations in our service and maintenance business and with a variety of companies in our software systems and accessories business.

      The market place for X-ray tube products is extremely competitive. All of the major diagnostic imaging systems companies, which are the primary customers of our X-ray Products business, also manufacture X-ray tubes for use in their own products. We must compete with these in-house X-ray tube manufacturing operations that are naturally favored by their parent companies. As a result, we must have a competitive advantage in one or more significant areas, which may include lower product cost, better product quality or superior technology. We sell a significant volume of our X-ray tube products to companies such as Toshiba Corporation, Hitachi Medical Corporation, Shimadzu Corporation, Philips Medical Systems and GE Medical Systems, all of which have in-house X-ray tube production capability. In addition, we compete against other stand-alone X-ray tube manufacturers such as Comet AG, located in Switzerland, and IAE Industria Applicazioni Elettroniche Spa, located in Italy. These companies compete with us for both the OEM business of major diagnostic imaging equipment manufacturers and independent services of X-ray tube.

Manufacturing and Supplies

      Our Oncology Systems business manufactures its linear accelerators in Palo Alto, California, and its treatment simulator systems and some accelerator subsystems in Crawley, England. In addition, we manufacture some of our ancillary oncology systems products in Baden, Switzerland, Helsinki, Finland and Buc, France. In 2002, we plan to begin manufacturing some industrial radiographic products in Las Vegas, Nevada. We manufacture our X-ray tube products in Salt Lake City, Utah and Charleston, South Carolina. We manufacture our high dose rate brachytherapy system in Crawley, England and our brachytherapy treatment planning products in Charlottesville, Virginia. These facilities employ state-of-the-art manufacturing techniques, and several have been honored by the press, governments and trade organizations for their commitment to quality improvement. They are registered to ISO 9001, or ISO 9002, in the case of the Charleston facility, the most rigorous of the international quality standards.

      Manufacturing processes at our various facilities include machining, fabrication, subassembly, system assembly and final testing. We have invested in various automated and semi-automated equipment for the fabrication and machining of the parts and assemblies that we incorporate into our products. We may, from time to time, invest further in such equipment. Our quality assurance program includes various quality control measures from inspection of raw material, purchased parts and assemblies through on-line inspection. We also get subassemblies from third-party suppliers and integrate them into a finished system. We outsource the manufacturing of major subassemblies and perform system design, assembly and testing in-house. We believe outsourcing enables us to reduce fixed costs and capital expenditures while also providing us with the flexibility to increase production capacity. We purchase material and components from various suppliers that are either standard products or built to our specifications. Certain components used in our existing products, as well as products under development, are frequently purchased from single sources. Disruptions or loss of supply of any of our single source components or subassemblies could cause us to incur significant costs in obtaining alternative components or subassemblies and/or in product development to incorporate such alternatives and could result in delays or disruption in delivery of our products.

Backlog

      Our backlog at the end of fiscal year 2001, as restated to reflect the impact of SAB 101, was $598 million (including $51 million applicable to systems shipped but not yet installed and/or accepted as of fiscal year end 2001), of which we expect to recognize approximately 60% to 65% into revenue in fiscal year 2002. Backlog at the end of fiscal 2000, under SAB 101, was $513 million (including $41 million of systems shipped but not yet installed and/or accepted as of fiscal year end 2000), of which $312 million was recognized into revenue in fiscal year 2001. Reported backlog at the end of fiscal year 2000, under the previous accounting method, amounted to $473 million, of which $317 million shipped in fiscal year 2001. Reported backlog at the end of fiscal year 1999, under the previous accounting method, amounted to $400 million of which $274 million shipped in fiscal year 2000. We include in backlog orders for products scheduled to be shipped within two years. Subsequent to the adoption of SAB 101, we include in backlog the deferred revenue associated with the portion of the orders equal to the greater of the fair value of the installation services or the portion of the payment that is contractually linked to the installation or acceptance clause; and for a small number of products, the entire sale price, applicable to products shipped but for which installation and/or final acceptance have not been completed. Orders may be revised or canceled, either according to their terms or as a result of negotiations; consequently, it is impossible to predict with certainty the backlog that will result in sales.

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

      On December 5, 1997, we purchased General Electric’s Radiotherapy Services Business, or the RS Business. In connection with that transaction, we agreed to assume liability for product defects and bodily injury matters that might arise from RS Business products, and obtained a stand-alone insurance program for those matters. Effective April 2, 2001, we retired the stand-alone insurance program and simultaneously replaced it with new insurance policies. As of fiscal year end 2001, we have settled the only claim asserted to date, to our knowledge, related to the RS Business for which we had an indemnity obligation.

Government Regulation

Domestic Regulation

      As a manufacturer of medical devices, we are subject to extensive regulation by federal, state and local governmental authorities, such as the United States Food and Drug Administration, or the FDA. The FDA regulates the design, development, testing, manufacturing, packaging, labeling, distribution and marketing of medical devices under the U.S. Food, Drug and Cosmetic Act, or the FDC Act, and regulations promulgated by the FDA. The State of California, where we maintain one of our manufacturing facilities, as well as other states, also regulate the manufacture of medical devices.

      In general, these laws require that manufacturers adhere to certain standards designed to ensure that the medical devices are safe and effective. Under the FDC Act, each medical device manufacturer must comply with requirements applicable to manufacturing practices, clinical investigations involving humans, sale and marketing of medical devices, post-market surveillance, repairs, replacements, recalls and other matters. The FDA is authorized to inspect the facilities in which they are manufactured.

      The FDC Act also requires compliance with specific manufacturing and quality assurance standards, including regulations promulgated by the FDA with respect to good manufacturing practices. FDA regulations require that each manufacturer establish a quality assurance program by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices. Compliance is necessary to receive FDA clearance to market new products and is necessary for a manufacturer to be able to continue to market cleared product offerings. Among other things, these regulations require that manufacturers establish performance requirements before production, ensure that device components are compatible and perform mandatory risk analyses.

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

      The FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, an existing medical device obtain either 510(k) pre-market notification clearance or an approved Pre-Market Approval Application, or PMAA, before the manufacturer can take orders and distribute the product in the United States. The 510(k) clearance process is applicable when the new product being submitted is substantially equivalent to an existing commercially available product. The process of obtaining 510(k) clearance may take at least three months from the date of the application filing and generally requires submitting supporting data, which can be extensive and can extend the process for a considerable period of time. Under the PMAA process, the applicant must generally conduct at least one clinical investigation and submit extensive supporting data and clinical information in the PMAA, which typically takes from one to two years from the date the pre-market approval is accepted for filing, but sometimes longer for the FDA to review. Generally, we have not been required to resort to the PMAA process for approval of our products.

      The FDA reviews software submissions for software contained in a medical device — such as our treatment planning software — in connection with its pre-market notification clearance for the related device. Computer health information systems or stand-alone software may also be subject to FDA regulations. A draft policy issued by the FDA in 1989 has been the applicable guidance for the regulation of computer products intended to affect patient treatment and diagnosis. The 1989 draft policy exempts some software from regulation on the basis of “competent human intervention” occurring with the use of the software before any impact on human health would occur. The FDA is considering a revised policy, which is expected to eliminate this exemption and to base the level of regulation on the level of risk imposed by the product. It is not clear what impact such regulatory policies, if adopted, will have on the clinical information systems or other medical software we offer.

      We believe that we are in material compliance with all applicable federal, state and most foreign regulations regarding the manufacture and sale of our products. Such regulations and their enforcement are, however, constantly undergoing change, and we cannot predict what effect, if any, changes may have on our business. Failure to comply with FDA regulations could result in warning letters, product clearance delays or other sanctions being imposed, including restrictions on the marketing or the recall of our products, injunction or civil penalties. Delays in the receipt of or failure to receive necessary regulatory certifications or the loss of existing certifications could adversely affect our business. We believe that our products substantially comply with all applicable electrical safety and environmental standards, such as those of Underwriters Laboratories and IEC 60601-1.

      We are also subject to FDA and Federal Trade Commission restrictions on advertising and numerous foreign, federal, state and local laws relating to such matters as safe working conditions and manufacturing practices. Changes in existing requirements, adoption of new requirements or failure to comply with applicable requirements could adversely affect our business.

Medicare and Medicaid Reimbursement

      The federal government regulates reimbursement for diagnostic examinations and therapeutic procedures furnished to Medicare beneficiaries, including related physician services and capital equipment acquisition costs. For example, Medicare reimbursement for operating costs for radiation treatment performed on hospital inpatients generally is set under the Medicare prospective payment system, or PPS, diagnosis-related group, or DRG, regulations. Under PPS, Medicare pays hospitals a fixed amount for services provided to an inpatient based on his or her DRG, rather than reimbursing for the actual costs incurred by the hospital. Patients are assigned to a DRG based on their principal and secondary diagnoses, procedures performed during the hospital stay, age, gender and discharge status.

      Beginning October 1, 1991, Medicare phased in over a ten-year period a prospective payment system for capital costs which incorporates an add-on to the DRG-based payment to cover capital costs and which replaces the reasonable cost-based methodology. The Balanced Budget Act of 1997, or BBA, enacted into law on August 5, 1997, reduces capital payments to hospitals by 2.1% between October 1, 1997 and September 30, 2002.

      For some hospital outpatient services, including radiation treatment, reimbursement was historically based on the lesser of the hospital’s costs or charges, or a blended amount, 42% of which is based on the hospital’s reasonable costs and 58% of which is based on the fee schedule amount that Medicare reimburses for such services when furnished in a physician’s office. On April 7, 2000, the Health Care Financing Administration, or HCFA, published final regulations to extend PPS to hospital outpatient services pursuant to the BBA, as amended by the Balanced Budget Refinement Act of 1999. These regulations went into effect in August 2000.

      Under the outpatient PPS system, Medicare reimburses hospital outpatient services according to rates calculated by Medicare for groups of covered services known as “ambulatory payment classification,” or APC, groups. Approximately ten APC groups involve radiation oncology services. The reimbursement for each APC group is derived from a complicated calculation that incorporates historical cost information, including capital acquisition costs. Because the outpatient PPS system has only recently been implemented, it is uncertain whether Medicare reimbursement for radiation treatments provided as hospital outpatient services will be positively or negatively impacted.

      Until January 1, 1992, Medicare generally reimbursed physicians on the basis of their reasonable charges or, for certain physicians, including radiologists, on the basis of a “charge-based” fee schedule. Beginning January 1, 1992, Medicare phased in over a five-year period a new system that reimburses all physicians, based on the lower of their actual charges or a fee schedule amount based on a “resource-based relative value scale” that includes physician practice expenses such as equipment costs. Under the BBA, HCFA was required to implement a revised methodology for calculating the practice expense component of relative value from the current historical basis to a resource basis. These new practice expense calculations will be phased in over a four-year period that began on January 1, 2000.

      HCFA’s new methodology establishes two separate practice expense values for each physician service, one for when a service is furnished in a facility setting and another for when the service is performed in a physician’s office. Typically, for a service that could be provided in either setting, the practice expense value would be higher when the service is performed in a physician’s office as it would cover a physician’s costs such as equipment, supplies and overhead. Because HCFA’s proposed physician fee schedules utilizing two practice expense values have only recently been implemented, it is uncertain whether Medicare reimbursement for radiation oncology services provided by physician practices will be positively or negatively impacted. Reimbursement rates for IMRT, though, are substantially higher than the reimbursement rates for standard radiotherapy treatments.

      Reimbursement for services rendered to Medicaid beneficiaries is determined pursuant to each state’s Medicaid plan which is established by state law and regulations, subject to requirements of federal law and regulations. The BBA has revised the Medicaid program to allow each state more control over coverage and payment issues. In addition, HCFA has granted many states waivers to allow for greater control of the Medicaid program at the state level. The impact on our business of this greater state control on Medicaid payment for diagnostic services is uncertain.

      The sale of medical devices, the referral of patients for diagnostic examinations and treatments utilizing such devices, and the submission of claims to third-party payors (including Medicare and Medicaid) seeking reimbursement for such services, are subject to various federal and state laws pertaining to health care “fraud and abuse,” including physician self-referral prohibitions, anti-kickback laws, and false claims laws. Subject to enumerated exceptions, the federal physician self-referral law, also know as Stark II, prohibits a physician from referring Medicare or Medicaid patients to an entity with which the physician (or a family member) has a financial relationship if the referral is for a “designated health service,” which is defined explicitly to include radiology and radiation therapy services. The final regulations implementing Stark II have been postponed several times and the effective date for the Phase I final regulations is January 4, 2002. The Stark II law and regulations, as well as general fraud and abuse laws and physician self-referral restrictions that exist in a number of states and apply regardless of whether Medicare or Medicaid patients are involved, may result in lower utilization of certain diagnostic or therapeutic procedures, which may affect the demand for our products. Anti-kickback laws make it illegal to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase of medical devices from a particular manufacturer or the referral of patients to a particular supplier of diagnostic services utilizing such devices. False claims laws prohibit anyone from knowingly and willfully presenting, or causing to be presented, claims for payment to third party payers (including Medicare and Medicaid) that are false or fraudulent, for services not provided as claimed, or for medically unnecessary services. The Office of the Inspector General prosecutes violations of fraud and abuse laws and any violation may result in criminal and/or civil sanctions including, in some instances, imprisonment and exclusion from participation in federal health care programs such as Medicare and Medicaid.

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

Foreign Regulation

      Sales of medical devices outside the United States are subject to regulatory requirements that vary from country to country. Specifically, certain foreign regulatory bodies have adopted regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. For example, in July 1998, the European Union implemented a Medical Device Directive that requires us to obtain ISO 9001 certification and affix the required CE mark to our products. The CE mark is an international symbol of adherence to certain quality assurance standards and compliance with applicable European medical device directives which, once affixed, enables a product to be sold in member countries of the European Union. Several Asian countries are reviewing the possibility of adopting similar regulatory schemes. In addition, several countries are reviewing proposed regulations that would require manufacturers to dispose of their products at the end of their useful lives. We cannot be certain that we will not be required to incur significant costs in obtaining or maintaining non-U.S. regulatory approvals. Delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operation.

Patent and Other Proprietary Rights

      We generally rely upon a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our propriety rights in the developments, improvements, and inventions that we have originated that are incorporated in our products or that fall within our fields of interest. As of September 28, 2001, we owned 82 patents issued in the United States and 111 patents issued throughout the rest of the world, and we have 173 patent applications on file with various patent agencies worldwide. We intend to file additional patent applications as appropriate. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We also have agreements with third parties that provide for licensing of patented or proprietary technology, including royalty-bearing licenses and technology cross-licenses. While we place considerable importance on licensed technology, we do not believe that the loss of any license would materially adversely affect our business.

      Our competitors, like companies in many high technology businesses, routinely review other companies’ products for possible conflict with their own intellectual property rights, and we may be found to infringe those rights. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties alleging infringement of patent or other intellectual property rights relating to their products. Such claims could be costly and time consuming to defend and, if successful, could adversely affect our business. We believe that there are no pending patent infringement claims that would have a material adverse effect on our business.

Environmental Matters

      For a discussion of environmental matters, see Part II, Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters.”

Financial Information about Geographic Areas

      For a discussion of financial information about geographic areas, see “Industry Segments” of the Notes to the Consolidated Financial Statements.

Employees

      At September 28, 2001, we had a total of 2,574 full-time and temporary employees worldwide, 1,822 in the United States and 752 elsewhere. None of our employees based in the United States are unionized or subject to collective bargaining agreements. Employees based in some foreign countries may, from time to time, be subject to collective bargaining agreements. We currently consider our relations with our employees to be good.

      Our future success depends to a significant extent on the continued service of certain of our key executive, technical, sales, marketing and engineering personnel. It also depends on our ability to attract, expand, integrate, train and retain our management team, qualified engineering personnel and technical personnel. The loss of services of key employees could adversely affect our business. Competition for such personnel is intense, particularly in the labor markets around our facilities in Palo Alto, California and Salt Lake City, Utah. If we fail to hire, train or retain qualified personnel, we will not be able to maintain and expand our business.

Item 2.     Properties

      Our executive offices and oncology management and manufacturing facilities are located in Palo Alto, California on 30 acres of land under leaseholds which expire from 2012 through 2058. We own these facilities which contain 248,902 square feet of aggregate floor space. The Ginzton Technology Center is located in Mountain View, California under a lease that expires in 2004. Our manufacturing facilities are located throughout the world, including Salt Lake City, Utah; Charleston, South Carolina; Crawley, England; Baden, Switzerland; Buc, France; and Helsinki, Finland. Our 50 service and sales facilities also are located in various parts of the world, with 35 located outside of the United States, including Argentina, Australia, Austria, Brazil, China, Denmark, Finland, France, Germany, Hong Kong, India, Italy, Japan, Malaysia, The Netherlands, Spain, Switzerland, and Thailand.

      The following is a summary of our properties at September 28, 2001:

	Land		Buildings		Number of
	(Acres)		(000’s Sq. Ft.)		Buildings

	Owned	Leased	Owned	Leased	Owned	Leased

United States	38	30	521	228	7	22
International	2	—	46	171	1	43

	40	30	567	399	8	65

      Our facilities, as utilized by our various segments, are shown in the following table:

	Buildings (000’s Sq. Ft.)

	Manufacturing,
	Administrative and
	Research & Development
				Marketing
	U.S.	Non-U.S.	Total	and Service	Total

Oncology Systems	228	81	309	229	538
X-ray Products	316	—	316	9	325
Ginzton Technology Center	19	2	21	7	28

Total Operations	563	83	646	245	891
Other operations (including manufacturing support)	66	9	75	—	75

Total	629	92	721	245	966

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

      We are a party to three related federal actions involving claims by independent service organizations, or ISOs, that our policies and business practices relating to replacement parts violate the antitrust laws. ISOs purchase replacement parts from us and compete with us in servicing the linear accelerators we manufacture. In response to several threats of litigation regarding the legality of our parts policy, we filed a declaratory judgment action in the U.S. District Court for the Northern District of California in 1996 asking for a determination that our new policies are legal and enforceable and damages against two of the ISOs for misappropriation of our trade secrets, unfair competition, copyright infringement and related claims. Later, four defendants filed separate claims in other jurisdictions raising issues allegedly related to those in the declaratory relief action and seeking injunctive relief and damages against us for $10 million for each plaintiff. We defeated the defendants’ motion for a preliminary injunction in U.S. District Court in Texas about our policies. The ISOs defendants amended the complaint to include class action allegations, alleged a variety of other anti-competitive business practices and filed a motion for class certification, which the U.S. District Court in Texas heard in July 1999. No decision, however, has been entered. The parties have agreed to consolidate our claims from the Northern District of California to the action in the U.S. District Court in Texas.

      After the spin-offs, we retained the liabilities related to the medical systems business before the spin-offs, including the ISOs litigation. In addition, under the agreement governing the spin-offs, we agreed to manage and defend liabilities related to legal proceedings and environmental matters arising from corporate or discontinued operations. Each of VI and VSEA must generally indemnify us for one-third of these liabilities (after adjusting for any insurance proceeds we realize or tax benefits we receive), including specified environmental-related liabilities described below, and to fully assume and indemnify us for liabilities arising from each of their operations before the spin-offs. The availability of the indemnities will depend upon the future financial strength of VI and VSEA. Given the long-term nature of some of the liabilities, the relevant company may be unable to fund indemnities in the future. A court could also disregard the contractual allocation of indebtedness, liabilities and obligations among the parties and require us to assume responsibility for obligations allocated to another party, particularly if the other party were to refuse or was unable to pay or perform any of its allocated obligations. In addition, the agreement governing the spin-offs generally provides that if a court prohibits any of the companies from satisfying its indemnification obligations, then the indemnification obligations will be shared equally between the two other companies.

      From time to time, we are involved in other legal proceedings arising in the ordinary course of our business. While we cannot be certain about the ultimate outcome of any litigation, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on our business.

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

      From the time we began operating, we have handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. Under various laws, such as the federal “Superfund” law, and under our obligations concerning operations before the spin-offs, we are overseeing environmental cleanup projects from our pre-spun-off operations and, as applicable, reimbursing third parties (such as the U.S. Environmental Protection Agency or other responsible parties) for cleanup activities. Under the terms of agreement governing the Distribution, we are obligated to pay one-third of specified environmental liabilities caused by operations before the spin-offs, with VI and VSEA obligated for the balance. The cleanup projects we are overseeing are being conducted under the direction of, or in consultation with, relevant regulatory agencies. We estimated these cleanup projects would take up to 30 years to complete. As described below, we have accrued a total of $20.9 million to cover our liabilities for these cleanup projects:

•	We have developed a range of potential costs covering a variety of cleanup activities, including three cleanup projects, reimbursements to third parties, project management costs and legal costs. There are, however, various uncertainties in these estimates that make it difficult to develop a best estimate. Our estimate of future costs to complete these cleanup activities ranges from $4.8 million to $13.7 million. For these estimates, we have not discounted the costs to present dollars because of the uncertainties that make it difficult to develop a best estimate and have accrued $4.8 million, which is the amount at the low end of the range.

•	For eight cleanup projects, we have sufficient knowledge to develop better estimates of our future costs. While our estimate of future costs to complete these cleanup projects, including third party claims, ranges from $20.4 million to $43.3 million, our best estimate within that range is $24.1 million. For these projects we have accrued $16.1 million; which is our best estimate of the $24.1 million discounted to present dollars at 4%, net of inflation.

      When we developed the estimates above, we considered the financial strength of other potentially responsible parties. These amounts are, however, only estimates and may be revised in the future as we get more information on these projects. We may also spend more or less than these estimates. Based on current information, we believe that our reserves are adequate. At this time, management believes that it is remote that any single environmental event would have a material adverse impact on our cash flows in any single fiscal year. We spent $2.4 million and $3.5 million (net of amounts borne by VI and VSEA) during fiscal years 2001 and 2000, respectively, on environmental investigation, cleanup and third party claim costs. We spent $1.7 million (net of amounts that would have been borne by VI and VSEA) on similar activities during fiscal year 1999.

      In 1992, we filed a lawsuit against 36 insurance companies for recovery of our environmental investigation, cleanup and third party claim costs. We received cash payments in the form of settlements and judgments from various insurance companies in 1995, 1996, 1997, 1998 and 2001. In addition, we have an agreement with an insurance company to pay a portion of our past and future expenditures. As a result of this agreement, we have a $3.8 million receivable included in “other assets” as of September 28, 2001. We believe that this receivable is collectible because it is based on a binding, written settlement agreement with a financially viable insurance company. Although we continue to aggressively pursue other recoveries, we have not reduced our liability in anticipation of recovery from third parties for claims that we made.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

EXECUTIVE OFFICERS

      Set forth below are biographical summaries of our executive officers as of December 14, 2001:

Name	Age	Position

Richard M. Levy President and Chief Executive Officer	63	Dr. Levy became President and Chief Executive Officer of VMS on April 3, 1999. Prior to April 2, 1999, he was the Executive Vice President of the Company responsible for the medical systems business. Dr. Levy also oversaw our Ginzton Technology Center in Palo Alto. He joined the company in 1968, and became Executive Vice President in 1990.
Timothy E. Guertin Corporate Vice President	52	Mr. Guertin became Corporate Vice President of VMS on April 3, 1999. Prior to April 2, 1999, he was Corporate Vice President and President of Varian’s Oncology Systems business, positions he held from 1992 and 1990, respectively. Mr. Guertin has held various other positions in the medical systems business during his 26 years with the company.
John C. Ford Corporate Vice President	57	Dr. Ford became Corporate Vice President of VMS on April 3, 1999. Prior to April 2, 1999, he was Senior Vice President, Business Development, for Varian’s medical systems business, a position he held from 1992. Dr. Ford has held various other positions in the medical systems business during his 29 years with the company.
Robert H. Kluge Corporate Vice President	55	Mr. Kluge became Corporate Vice President of VMS on April 13, 1999. Prior to April 2, 1999, he was Vice President and General Manager of Varian’s X-ray Products business, positions he held from 1993. Before joining the company in 1993, he held various positions with Picker International (an X-ray systems manufacturer).
Elisha W. Finney Corporate Vice President, Chief Financial Officer	40	Ms. Finney became Corporate Vice President and Chief Financial Officer of VMS on April 3, 1999. She was Varian’s Treasurer prior to April 2, 1999. From 1995 to 1998, Ms. Finney served as Assistant Treasurer. Ms. Finney held various other positions during her 13 years with the company.
Joseph B. Phair Corporate Vice President, Administration, General Counsel and Secretary	54	Mr. Phair became Corporate Vice President, Administration of VMS on August 20, 1999. Between April 2, 1999 and August 20, 1999, he was a consultant to the company. Mr. Phair has been General Counsel of the company since 1990 and Secretary since 1991. Mr. Phair was a Vice President of the company from 1990 until April 2, 1999, and has held various other positions in our legal department during his 22 years with the company.
Crisanto C. Raimundo Corporate Controller	54	Mr. Raimundo became Corporate Controller of VMS on April 5, 2000. For six months prior to April 5, 2000, he was the company’s Operations Controller. Since joining the company in 1979, Mr. Raimundo has held various finance positions including Controller for the Oncology Systems business, Director of Corporate Audit, and Manager of Corporate Financial Analysis and Planning.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the New York Stock Exchange and Pacific Exchange under the symbol VAR. The following table sets forth the high and low closing sales prices for our common stock as reported in the consolidated transaction reporting system for the New York Stock Exchange in fiscal years 2000 and 2001.

	High	Low

Fiscal Year 2000
First Quarter	29.81	20.19
Second Quarter	47.25	28.56
Third Quarter	48.00	38.50
Fourth Quarter	48.81	39.69
Fiscal Year 2001
First Quarter	69.19	42.56
Second Quarter	70.20	55.31
Third Quarter	76.79	58.50
Fourth Quarter	73.78	58.00

      Since the spin-offs that occurred on April 2, 1999, we have not paid any dividends on our common stock.

      On November 16, 2001, our Board of Directors declared a two-for-one stock split in the form of a stock dividend where holders of our common stock will receive one additional share of our common stock for each share of common stock held on the record date. The distribution of the shares will be payable on or around January 15, 2002 to stockholders of record as of December 10, 2001. A further discussion of the pro forma impact of the stock split on our net earnings (loss) per share and on our consolidated balance sheets can be found in Part II, Item 7 of this Form 10-K, “Subsequent Event.”

      We do not currently anticipate paying dividends on the common stock for the foreseeable future. Further, our existing financing agreements contain provisions that limit our ability to pay cash dividends.

      As of December 12, 2001, there were approximately 4,105 holders of record of our common stock.

Item 6.     Selected Consolidated Financial Data

      We derived the following selected statements of earnings and balance sheet data as of and for the fiscal years ended September 28, 2001, September 29, 2000, October 1, 1999, October 2, 1998 and September 26, 1997 from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Years

	2001	2000	1999(1)	1998(1)	1997(1)

	(Dollars in millions, except per share amounts)
Summary of Operations:
Sales	$773.6	$689.7	$590.4	$541.5	$474.3

Earnings from Continuing Operations before Taxes(2)(3)	107.0	84.9	18.2	36.0	29.2
Taxes on Earnings	39.0	31.8	10.0	9.9	9.2

Earnings from Continuing Operations	68.0	53.0	8.2	26.1	20.0
Earnings (Loss) from Discontinued Operations, Net of Taxes	—	—	(32.4)	47.7	95.6

Earnings (Loss) before Cumulative Effect of Changes in Accounting Principles	68.0	53.0	(24.2)	73.8	115.6
Cumulative Effect of Changes in Accounting Principles, Net of Taxes(4)	(13.7)	—	—	—	—

Net Earnings (Loss)	$54.3	$53.0	$(24.2)	$73.8	$115.6

Net Earnings (Loss) Per Share — Basic:
Continuing Operations	$2.06	$1.71	$0.27	$0.87	$0.66
Discontinued Operations	—	—	(1.07)	1.60	3.13
Cumulative Effect of Changes in Accounting Principles, Net of Taxes(4)	(0.41)	—	—	—	—

Net Earnings (Loss) Per Share — Basic	$1.65	$1.71	$(0.80)	$2.47	$3.79

Net Earnings (Loss) Per Share — Diluted:
Continuing Operations	$1.99	$1.64	$0.27	$0.86	$0.64
Discontinued Operations	—	—	(1.06)	1.57	3.03
Cumulative Effect of Changes in Accounting Principles, Net of Taxes(4)	(0.41)	—	—	—	—

Net Earnings (Loss) Per Share — Diluted	$1.58	$1.64	$(0.79)	$2.43	$3.67

Dividends Declared Per Share	$—	$—	$0.10	$0.39	$0.35

Pro forma amounts with the changes in accounting principles related to revenue recognition under SAB 101 applied retroactively to fiscal years prior to 2001 (5): (Unaudited)
Sales		$677.2	$575.7	*	*
Net Earnings (Loss)		$49.2	$(27.5)	*	*
Net Earnings (Loss) Per Share:
Basic		$1.58	$(0.91)	*	*
Diluted		$1.52	$(0.90)	*	*

Financial Position at Fiscal Year End:
Working capital	$334.1	$200.7	$112.4	$334.9	$349.2
Total assets	759.2	602.6	539.2	1,218.3	1,104.3
Short-term borrowings	0.2	0.6	35.6	46.8	18.7
Long-term borrowings	58.5	58.5	58.5	111.1	73.2
Stockholders’ equity	394.4	270.4	185.0	557.5	524.6

*	Data is not available in sufficient detail to provide pro forma information for these years.

(1)	We have restated the Summary of Operations data presented above for fiscal years 1997 through 1999 to reflect as discontinued operations the activities associated with our former semiconductor equipment business and instrument business which were transferred to VSEA and VI, respectively, as part of the April 2, 1999 spin-offs. The balance sheet data as of October 1, 1999 also reflects the results of the April 2, 1999 spin-offs.

(2)	Fiscal year 1999 results from continuing operations include net reorganization related charges of $29.7 million ($25.7 million after-tax or $0.84 per diluted share.)

(3)	Fiscal year 2000 results from continuing operations include acquisition-related expenses of $2.0 million ($1.2 million after-tax or $0.03 per diluted share.)

(4)	In fiscal year 2001, we recorded a net non-cash charge of $13.7 million (after reduction for income taxes of $7.9 million) or $0.41 per diluted share, to reflect the cumulative net effect of the changes in accounting principles as of September 30, 2000. The cumulative net effect of the change in accounting principle related to the adoption of SAB 101, “Revenue Recognition in Financial Statements,” was $13.8 million (after reduction for income taxes of $8.0 million) or $0.41 per diluted share, which was partially offset by the cumulative net effect of the change in accounting principle related to the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” of $0.1 million credit (after reduction for income taxes credit of $0.1 million).

(5)	Pro forma information does not comply with generally accepted accounting principles, but management believes it provides useful information for comparative purposes concerning our performance.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      In August 1998, we (then known as Varian Associates, Inc.) announced our intention to spin off our instruments business and our semiconductor equipment business to our stockholders. We later transferred our instruments business to Varian Inc., or VI, a wholly owned subsidiary, and transferred our semiconductor equipment business to Varian Semiconductor Equipment Associations, Inc., or VSEA, a wholly owned subsidiary. We retained the medical systems business, principally the sales and service of oncology systems and the sales of X-ray tubes and imaging subsystems. On April 2, 1999, we spun off VI and VSEA to our common stockholders, which we refer to as the spin-offs in this Form 10-K. Immediately after the spin-offs, we changed our name to Varian Medical Systems, Inc. or VMS.

      An Amended and Restated Distribution Agreement dated as of January 14, 1999 and other agreements govern our ongoing relationships with VI and VSEA.

      The financial statements for fiscal years 1999 included in this report present VI and VSEA as discontinued operations under Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The line item “Earnings (Loss) from Discontinued Operations-Net of Taxes” in the fiscal year 1999 financial statements reflects the net operating results of the spun-off businesses, VI and VSEA. In determining the items belonging to the spun-off businesses, we allocated certain corporate assets (including pension assets), liabilities (including profit-sharing and pension benefits), and expenses (including legal, accounting, employee benefits, insurance, information technology services, treasury and other corporate overhead) to VI and VSEA. While we believe that the methods we used to allocate the amounts to VI and VSEA are reasonable, the balances we retained may not be indicative of the amounts that we would have recorded had the spin-offs occurred before or after April 2, 1999. The following discussion and analysis pertains to our continuing operations, unless otherwise noted.

      VMS is a world leader in the design and manufacture of integrated cancer therapy systems, as well as high-quality, cost-effective X-ray tubes for original equipment manufacturers, replacement X-ray tubes and imaging subsystems. Our oncology systems line consists of a fully integrated system of products, including not only linear accelerators but also sophisticated ancillary products and services. Our linear accelerators and simulators are sold and are in service around the world. Our X-ray tubes are sold to most major diagnostic equipment manufacturers and cover a range of applications including computed tomography, or CT, scanning, radioscopic/ fluoroscopic imaging, special procedures and mammography. Sales in our Ginzton Technology Center, or GTC, consist primarily of brachytherapy products and, to a lesser extent, amounts earned under research contracts. GTC is also pursuing other potential new business areas, including the potential of combining new advances in focused energy and imaging technology with the latest breakthroughs in biotechnology and of using radiation to treat diseases other than cancer.

      In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” or SAB 101. We implemented the provisions of SAB 101 in the fourth quarter of fiscal year 2001, retroactive to the beginning of fiscal year 2001. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. As a result of SAB 101 and the associated SEC guidance, we changed our revenue recognition accounting policy for our linear accelerators and related hardware products in the Oncology Systems business and one hardware product in GTC’s brachytherapy business, which collectively represent approximately half of our annual revenue. Sales of these products generally include the provision for installation and related obligations. Prior to the adoption of SAB 101, we recognized revenue for these products upon transfer of risk of loss for products to customers, which typically coincided with shipment of products and preceded installation and customer acceptance because acceptance was deemed probable. Subsequent to the adoption of SAB 101, our accounting policy is to defer revenue recognition on the greater of the fair value of the installation services or the amount of payment that is contractually linked to the installation or acceptance clause. For a small number of products, we do not recognize any revenue until we have completed the installation. SAB 101 has no impact on our existing revenue recognition practices related to product sales in the X-ray Products business, software products, nor other products sold in the Oncology Systems business. We recognize revenue for product sales in the X-ray Products business upon shipment because these products do not include any installation obligations. We generally recognize sales for software products in the U.S. at the time of customer acceptance, which normally is within 30 days after installation. We generally recognize sales for software products in the international markets 90 days after shipment of the product, which approximates the time frame for customer acceptance. We recognize revenue related to spare part sales in the oncology service business on shipment. We recognize revenue related to service performed on a time-and-materials basis when it is earned and billable. We recognize revenue related to service contracts ratably over the period of the related contract. Our products are generally subject to warranty, and we provide for the estimated future costs of warranty in cost of sales when we recognize the sale.

      In conjunction with this change in accounting policy, we recognized an after-tax charge in the first quarter of fiscal year 2001 of $13.8 million (net of income taxes of $8.0 million), or $0.41 per diluted share, representing the cumulative effect on prior years of the application of SAB 101. Prior periods have not been restated. Pro forma sales, gross profit, net earnings (loss) and net earnings (loss) per share assuming that the new policy had been retrospectively applied to prior years are provided under “Adoption of SAB 101” of the Notes to the Consolidated Financial Statements.

      The Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board, or FASB, reached consensus in 2000 on EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.” We are required to implement this new accounting guidance at the same time as SAB 101 and it relates primarily to the classification of shipping and handling fees and costs in our consolidated statements of earnings. To comply with EITF 00-10, we reported $0.5 million in our X-ray Products business to record amounts billed to customers for shipping and handling fees as sales with the associated costs reported as cost of sales. Prior to fiscal year 2001, our X-ray Products business reported amounts billed to customers for shipping and handling as an offset to the related cost. We did not reclassify amounts prior to fiscal year 2001 as we consider these amounts insignificant.

      This discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this report, as well as the information contained under “— Factors Affecting Our Business” below. We discuss our results of continuing operations below. All figures given in this Form 10-K are based on actual reported results, unless otherwise stated as being on a pro forma basis assuming that SAB 101 was applied retroactively to prior years.

Results of Operations

Fiscal Year

      Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2001 is the 52-week period ended September 28, 2001. Fiscal year 2000 is the 52-week period ended September 29, 2000. Fiscal year 1999 is the 52-week period ended October 1, 1999.

Fiscal Year 2001 Compared to Fiscal Year 2000

Sales: Our sales of $774 million (under the new SAB 101 basis) in fiscal year 2001 were 12% higher than our reported sales of $690 million (under the historical accounting basis) in fiscal year 2000. International sales were $350 million (45% of sales) in fiscal year 2001, compared to the reported $301 million (43% of sales) in fiscal year 2000. Product sales were $674 million (87% of sales) in fiscal year 2001, compared to $599 million (87% of sales) in fiscal year 2000. Service and other sales were $100 million (13% of sales) in fiscal year 2001, compared to $91 million (13% of sales) in fiscal year 2000.

Due to the accounting change related to SAB 101 made in fiscal year 2001, it is more meaningful to compare our sales results under the same comparative accounting basis. Fiscal year 2000 pro forma sales, applying SAB 101, were $677 million; therefore, on a SAB 101 comparative basis, sales increased 14%

year over year. SAB 101 changes resulted in $41 million of sales being deferred at the end of fiscal year 2000, primarily representing the portion of the revenue that was contractually linked to the installation or acceptance clause applicable to related products that were shipped and not yet installed and/or accepted at September 29, 2000. Of the $41 million of sales we deferred at the end of fiscal year 2000, we recognized $34 million as sales in fiscal year 2001 upon installation and/or acceptance. Similarly, SAB 101 changes resulted in $51 million of sales being deferred at the end of fiscal year 2001, of which we expect to recognize approximately $41 million as sales in fiscal year 2002.

For fiscal year 2002, we expect total sales to grow in the low-double-digits percentile over fiscal year 2001 results, with a greater proportion of the sales shifted toward North America, primarily in our Oncology Systems business, over fiscal year 2001 results.

SALES (by segment and revenue
classification)	Fiscal Year 2001	Fiscal Year 2000

Oncology Systems:
— Product	$522 million	$449 million
— Service and other	92 million	85 million

Total Oncology Systems	$614 million	$534 million

X-ray Products:
— Product	$139 million	$135 million
— Service and other	— million	1 million

Total X-ray Products	$139 million	$136 million

GTC:
— Product	$13 million	$15 million
— Service and other	8 million	5 million

Total GTC	$21 million	$20 million

SALES (by segment and region)	Fiscal Year 2001	Fiscal Year 2000

Oncology Systems:
— North America	$354 million	$332 million
— Europe	159 million	124 million
— Asia	62 million	42 million
— Rest of the world	39 million	36 million

Total Oncology Systems	$614 million	$534 million

X-ray Products:
— North America	$55 million	$43 million
— Europe	17 million	20 million
— Asia	63 million	70 million
— Rest of the world	4 million	3 million

Total X-ray Products	$139 million	$136 million

GTC	$21 million	$20 million

Oncology Systems sales:	Total sales for the Oncology Systems business increased 15% to $614 million (79% of sales) in fiscal year 2001, compared to the reported $534 million (77% of sales) in fiscal year 2000. Oncology Systems product sales increased 15% to $522 million (85% of sales) in fiscal year 2001, compared to $449 million (84% of sales) in fiscal year 2000. Service and other sales, which include service contracts and service to customers billed on a time-and-materials basis, increased 9% to $92 million (15% of sales) in fiscal year 2001, compared to $85 million (16% of sales) in fiscal year 2000. International sales during fiscal year 2001 increased over the reported results in fiscal year 2000, due primarily to the timing of shipments as a result of customer requested delivery schedules. North American sales increased in fiscal year 2001 over fiscal year 2000 levels to a lesser extent relative to the growth in international sales, primarily because of the high 45% growth rate in the volume of North American shipments made in the prior fiscal year. Continued demand for IMRT and IMRT-related products in the U.S. is driving the growth in North American sales.

Fiscal year 2000 pro forma sales, applying SAB 101, were $522 million (77% of sales); therefore, on a SAB 101 comparative basis, Oncology Systems sales increased 18% year over year. SAB 101 changes resulted in $50 million of revenue being deferred at September 28, 2001 primarily representing the portion of the revenue that was contractually linked to the installation or acceptance clause applicable to related products that were shipped and not yet installed and/or accepted at September 28, 2001.

X-ray Products sales:	Total X-ray Products sales increased 2% to $139 million (18% of sales) in fiscal year 2001, compared to $136 million (20% of sales) in fiscal year 2000. The increase was primarily due to increased sales of our glass tube products in the U.S., partially offset by decreases of our high-end CT scanner tubes sales. While we believe that the downturn in our high-end CT scanner tubes sales is temporary, we may not see growth in this product line resume until the second half of fiscal year 2002.

GTC sales:	GTC sales were $21 million in fiscal year 2001, compared to $20 million in fiscal year 2000. Product sales were $13 million in fiscal year 2001, compared to $15 million in fiscal year 2000. Service and other sales, which include service contracts, service to customers billed on a time-and-materials basis and research contracts, were $8 million in fiscal year 2001, compared to $5 million in fiscal year 2000. The net increase in total GTC sales stemmed primarily from payments under new research contracts, partially offset by a decrease in sales of our high dose rate brachytherapy products.

Gross Profit: We recorded gross profit of $287 million in fiscal year 2001 and $257 million in fiscal year 2000. As a percentage of sales, gross profit was 37% in both fiscal year 2001 and fiscal year 2000. Product gross profit was 39% in both fiscal year 2001 and fiscal year 2000. Gross profit for service and other sales was 27% in fiscal year 2001, compared to 26% in fiscal year 2000. The gross profit increase in service and other sales stemmed primarily from increased sales volume.

Gross profit as a percentage of sales in the Oncology Systems business was 39% in fiscal year 2001 compared to a reported 38% in fiscal year 2000. This margin increase resulted primarily from increased sales volume and higher margins in ancillary products, which more than offset the geographical mix shift toward international sales, which typically have lower margins. Gross profit as a percentage of sales in the X-ray Products business decreased to 30% in fiscal year 2001 from 32% in fiscal year 2000. The decline stemmed primarily from a sales mix shift toward lower margin glass tube products.

For fiscal year 2002, we expect gross profit as a percentage of sales at the total company level to be approximately 38%. The increase over the fiscal year 2001 gross profit of 37% is primarily attributable to the anticipated geographical mix shift, primarily in our Oncology Systems business, toward North American sales, which typically have higher margins.

Research and Development: Research and development expenses were $44 million in fiscal year 2001 compared to $42 million in fiscal year 2000, representing 6% of sales in both years.

Selling, General and Administrative: Selling, general and administrative expenses were $134 million (17% of sales) in fiscal year 2001 compared to $125 million (18% of sales) in fiscal year 2000. The increase (in absolute dollars) in selling, general and administrative expenses in fiscal year 2001 was largely attributable to higher marketing and selling expenses that are in line with increased sales, increased spending on information systems of $2 million, higher legal costs (including patent-related expenses) of $1 million and $1 million amortization of deferred stock compensation related to the restricted performance awards granted to our senior executives in fiscal year 2001.

Reorganization (Income)/ Costs, Net: The $0.4 million of net reorganization income in fiscal year 2001 consisted of approximately $0.8 million of reorganization income resulting primarily from the release of a reorganization accrual established as part of the spin-offs, partially offset by $0.4 million of reorganization charges primarily attributable to legal fees incurred in excess of the amounts previously accrued. Fiscal year 2000 expenses included net reorganization charges of $0.2 million primarily attributable to legal fees incurred in excess of the same accrual.

The following table sets forth specific details associated with these net reorganization charges (in thousands of dollars):

	Accrual at			Accrual at
	September 29,	Cash	Reclassifications/	September 28,
	2000	Payments	Adjustments	2001

Retention bonuses, severance, and executive compensation	$1,583	$(288)	$(1,295)	$—
Legal, accounting, printing and investment banking fees	100	(100)	—	—
Foreign taxes (excluding income taxes)	676	(475)	—	201

	$2,359	$(863)	$(1,295)	$201

Interest (Income)/ Expense, Net: Net interest income was $2.1 million for fiscal year 2001, compared to $2.8 million net interest expense for fiscal year 2000. The change reflected a combination of a $3.9 million increase in interest income associated with higher cash levels in fiscal year 2001 and a $1.0 million decrease in interest expense associated with average lower levels of debt in fiscal year 2001.

Other Non-Operating Expense: We wrote off our $5 million investment in dpiX LLC, or dpiX, which supplies us with amorphous silicon based thin-film transistor arrays, or flat panels, for our digital imaging subsystems and PortalVision imaging systems, in the fourth quarter of fiscal year 2001 based on the belief that this investment is other than temporarily impaired. Although we have recorded this accounting impairment charge in the current fiscal year, we will continue to participate in the dpiX consortium and dpiX will continue to supply us with flat panels.

Taxes on Earnings: Our effective tax rate was 36.5% in fiscal year 2001, compared to 37.5% in fiscal year 2000. In general, our effective income tax rate differs from the statutory rates largely as a function of benefits realized from our foreign sales corporation, research and development tax credits and foreign taxes. For fiscal year 2002, we estimate that our effective tax rate will be approximately 36.5%. Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax earnings, research and development credits and the effectiveness of our tax planning strategies.

Cumulative Effect of Changes in Accounting Principles-Net of Taxes: We recorded a net non-recurring charge of $13.7 million, or $0.41 per diluted share, to reflect the cumulative effect of the changes in accounting principles resulting from the adoption of SAB 101 and Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, in fiscal year 2001. The cumulative effect of accounting change applicable to SAB 101 amounted to $13.8 million (net of income taxes of $8.0 million), or $0.41 per diluted share. This amount primarily represents a portion of the gross profits on selected systems and related hardware in our Oncology Systems and GTC businesses that were shipped prior to fiscal year 2001, but were not installed and/or accepted as of fiscal year end 2000. Included in this $13.8 million after-tax charge were total sales value of $40.5 million. The $13.8 million charge related to SAB 101 was partially offset by $0.1 million credit to earnings resulting from the adoption of SFAS 133, in the first quarter of fiscal year 2001. For a discussion of SAB 101 and SFAS 133, see “Adoption of SAB 101” and “Derivatives Instruments and Hedging Activities” of the Notes to Consolidated Financial Statements, respectively.

Fiscal Year 2000 Compared to Fiscal Year 1999

Sales: Our sales of $690 million in fiscal year 2000 were 17% higher than our sales of $590 million in fiscal year 1999. International sales were $301 million (43% of sales) in fiscal year 2000, compared to $318 million (54% of sales) in fiscal year 1999. Product sales were $599 million (87% of sales) in fiscal year 2000, compared to $509 million (86% of sales) in fiscal year 1999. Service and other sales were $91 million (13% of sales) in fiscal year 2000, compared to $81 million (14% of sales) in fiscal year 1999.

Fiscal years 2000 and 1999 pro forma sales, applying SAB 101, were $677 million and $576 million, respectively; therefore, on a SAB 101 comparative basis, sales increased 18% year over year. SAB 101 changes would have resulted in $28 million of sales being deferred at the end of fiscal year 1999, primarily representing the portion of the revenue that was contractually linked to the installation or acceptance clause applicable to related products that were shipped and not yet installed and/or accepted at October 1, 1999. Of the $28 million of sales we would have deferred at the end of fiscal year 1999, we would have recognized $24 million as sales in fiscal year 2000 upon satisfaction of SAB 101 criteria. Similarly, SAB 101 changes resulted in $41 million of sales being deferred at the end of fiscal year 2000.

SALES (by segment and revenue
classification)	Fiscal Year 2000	Fiscal Year 1999

Oncology Systems:
— Product	$449 million	$380 million
— Service and other	85 million	79 million

Total Oncology Systems	$534 million	$459 million

X-ray Products:
— Product	$135 million	$122 million
— Service and other	1 million	1 million

Total X-ray Products	$136 million	$123 million

GTC:
— Product	$15 million	$7 million
— Service and other	5 million	1 million

Total GTC	$20 million	$8 million

SALES (by segment and region)	Fiscal Year 2000	Fiscal Year 1999

Oncology Systems:
— North America	$332 million	$229 million
— Europe	124 million	155 million
— Asia	42 million	54 million
— Rest of the world	36 million	21 million

Total Oncology Systems	$534 million	$459 million

X-ray Products:
— North America	$43 million	$38 million
— Europe	20 million	28 million
— Asia	70 million	54 million
— Rest of the world	3 million	3 million

Total X-ray Products	$136 million	$123 million

GTC	$20 million	$8 million

Oncology Systems sales:	Total sales for the Oncology Systems business increased 16% to $534 million (77% of sales) in fiscal year 2000, compared to $459 million (78% of sales) in fiscal year 1999. Oncology Systems product sales increased 18% to $449 million (84% of sales) in fiscal year 2000, compared to $380 million (83% of sales) in fiscal year 1999. Service and other sales, which include service contracts and service to customers billed on a time-and-materials basis, increased 7% to $85 million (16% of sales) in fiscal year 2000, compared to $79 million (13% of sales) in fiscal year 1999. Our North American sales growth of 45% reflects the increased demand in the U.S. for IMRT that emerged in fiscal year 1999 and continued through fiscal year 2000. The decrease in European sales is primarily due to the weakness of the European market and currencies that made our products relatively more expensive in those countries. The decrease in Asian sales primarily resulted from a one-time multi-system sale in Japan in the second quarter of fiscal year 1999. The rest of the world showed continuing strength, primarily Latin America and Mexico.

Fiscal year 2000 pro forma sales, applying SAB 101, were $522 million (77% of sales), compared to fiscal year 1999 pro forma sales of $444 million (77% of sales); therefore, on a SAB 101 comparative basis, Oncology Systems sales increased 18% year over year.

X-ray Products sales:	Total X-ray Products sales increased 10% to $136 million (20% of sales) in fiscal year 2000, compared to $123 million (21% of sales) in fiscal year 1999. The increase is primarily attributable to strong demand for our CT tube products, particularly demand for our newer high-end CT scanner tubes from a large Japanese customer. Fiscal year 2000 results also reflect the impact of the ongoing consolidation of some of our European customers who purchase our X-ray tube products and the shifting of purchases from Europe to North America by two of our major European original equipment manufacturer, or OEM, customers following their business combinations with U.S. customers.

GTC sales:	GTC sales were $20 million for fiscal year 2000, compared to $8 million in fiscal year 1999. Product sales were $15 million in fiscal year 2000, compared to $7 million in fiscal year 1999. Service and other sales, which include service contracts, service to customers billed on a time-and-materials basis and research contracts, were $5 million in fiscal year 2000, compared to $1 million in fiscal year 1999. The increase in total GTC sales was split among new sales attributable to our June 1999 acquisition of Multimedia Medical Systems’ business in treatment planning software for low dose rate brachytherapy, increased sales of our existing high dose rate brachytherapy product (particularly in North America), and research contracts.

Gross Profit: We recorded gross profit of $257 million in fiscal year 2000 and $210 million in fiscal year 1999. As a percentage of sales, gross profit was 37% in fiscal year 2000 compared to 36% in fiscal year 1999. Product gross profit was 39% in fiscal year 2000 compared to 37% in fiscal year 1999. The gross profit increase in product sales resulted primarily from the higher North American sales, which traditionally have better margins than international sales, in fiscal year 2000. Gross profit for service and other sales was 26% in fiscal year 2000, compared to 25% in fiscal year 1999. The gross profit increase in service and other sales stemmed primarily from increased sales volume.

Gross profit as a percentage of sales in the Oncology Systems business amounted to 38% in fiscal year 2000 compared to 37% in fiscal year 1999. Oncology Systems margins improved primarily because of the higher sales to North America, which traditionally have better margins, although the margin improvement was somewhat restrained by weaker currencies overseas, particularly in Europe. Gross profit as a percentage of sales in the X-ray Products business decreased to 32% in fiscal year 2000 from 34% in fiscal year 1999. The gross margin decline in fiscal year 2000 was primarily due to a sales-mix shift toward our newer high-end CT scanner tubes that cost more to manufacture. We also incurred higher warranty and scrap costs related to these tubes during fiscal year 2000.

Research and Development: Research and development expenses were $42 million in fiscal year 2000 compared to $40 million in fiscal year 1999, representing 6% and 7% of sales, respectively.

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

Reorganization Costs: Fiscal year 2000 expenses included net reorganization charges of $0.2 million primarily attributable to legal fees incurred in excess of the related accrual established as part of the spin-offs. Fiscal year 1999 expenses included net reorganization charges of $29.7 million. Of the $29.7 million, $24.9 million related to the spin-offs and $4.8 million related to the consolidation of our X-ray manufacturing operations.

The following table sets forth specific details associated with these net reorganization charges (in thousands of dollars):

	Accrual at			Accrual at
	October 1,	Cash	Reclassifications/	September 29,
	1999	Payments	Adjustments	2000

Retention bonuses, severance, and executive compensation	$4,507	$(2,473)	$(451)	$1,583
Legal, accounting, printing and investment banking fees	1,792	(2,253)	561	100
Foreign taxes (excluding income taxes)	676	—	—	676
Other	1,368	(1,485)	117	—

	$8,343	$(6,211)	$227	$2,359

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

(3) VI would assume 50% of the remaining outstanding indebtedness under Varian Associates, Inc.’s term loan.

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

      At September 28, 2001, we had $58.5 million of long-term loans and $0.2 million of short-term notes payable. Interest rates on the outstanding long-term loans on this date range from 6.70% to 7.15% with a weighted average fixed interest rate of 6.82%. As of September 28, 2001, the weighted average interest rate on the short-term notes payable was 6.06%. The long-term loans currently contain covenants that limit future borrowings and cash dividend payments. The covenants also require us to maintain specified levels of working capital and operating results.

      At September 28, 2001, we had $219.0 million in cash and cash equivalents (approximately 29% of which was held abroad and would be subject to additional taxation if it was repatriated to the U.S.), an increase of $135.7 million over our cash and cash equivalents levels of $83.3 million at September 29, 2000.

      Our primary cash inflows and outflows for fiscal years 2001, 2000 and 1999 were as follows:

•	We generated net cash from operating activities of $118.4 million in fiscal year 2001, compared to generating net cash of $83.8 million in fiscal year 2000 and using net cash of $30.9 million in fiscal year 1999. In fiscal year 2001, we had $30.6 million of tax benefits from employee stock option exercises, which contributed significantly to the increase in our cash from operations from fiscal year 2000 to fiscal year 2001. Another contributor was our increase in net earnings (before the non-cash cumulative adjustments related to the changes in accounting principles applicable to SAB 101 and SFAS 133) to $68.0 million in fiscal year 2001 from $53.0 million in fiscal year 2000. In addition to the tax benefits from employee stock option exercises and net earnings, net cash provided by operating activities in fiscal year 2001 related primarily to: $22.0 million in other net non-cash charges including depreciation, amortization, write-offs and others and $14.7 million increase in trade accounts payable, product warranty and advance payments from customers (excluding the effect of foreign exchange rates on cash), partially offset by additions to inventory of $11.4 million (excluding the effect of the SAB 101 cumulative adjustment) and a decrease in accrued expenses and other of $10.2 million (excluding the effects of the SAB 101 cumulative adjustment and the foreign exchange rates on cash). The primary difference between our fiscal year 2000 and fiscal year 1999 operating net cash flows results relates to the increase in net earnings to $53.0 million of net earnings in fiscal year 2000 from $24.2 million of net loss (including discontinued operations) in fiscal year 1999. The net loss in fiscal year 1999 was largely due to losses from our spun-off businesses as recorded under generally accepted accounting principles.

•	Investing activities used $18.8 million of net cash in fiscal year 2001, compared to using $21.6 million of net cash in fiscal year 2000 and providing $12.9 million of net cash in fiscal year 1999. The net cash used in fiscal years 2001 and 2000 was primarily for purchases of property, plant and equipment. The $12.9 million of net cash provided in fiscal year 1999 included proceeds of $54.3 million from the sale of our long-term leasehold interests in several Palo Alto facilities, related buildings and other corporate assets, which was partially offset by $45.3 million used to purchase property, plant and equipment and the Multimedia Medical Systems’ business in June 1999.

•	Financing activities provided net cash of $37.7 million in fiscal year 2001, compared to using net cash of $11.2 million in fiscal year 2000 and $107.4 million in fiscal year 1999. Net cash provided by financing activities in fiscal year 2001 consisted primarily of proceeds from stock option exercises and employee stock purchases, partially offset by purchases of common stock as part of our stock repurchase program. We used $35.0 million to pay down short-term debt during fiscal year 2000. This was partially offset by $23.7 million of proceeds from stock option exercises and employee stock purchases. The $107.4 million net cash outlay in fiscal year 1999 was primarily attributable to the aggregate of $119.3 million we contributed to VI and VSEA in connection with the spin-offs, which was somewhat offset by $13.0 million proceeds from stock option exercises and employee stock purchase plan purchases.

      Total debt as a percentage of total capital improved to 13.0% at September 28, 2001 from 17.9% at September 29, 2000 largely due to the increase of our stockholders’ equity during fiscal year 2001. The ratio of current assets to current liabilities improved to 2.17 to 1 at September 28, 2001 from 1.80 to 1 at fiscal year end 2000. At September 28, 2001, we had $87.3 million available in unused uncommitted lines of credit as well as an additional $50 million in an unused committed revolving credit facility.

      We expect our future capital expenditures to approximate 2.5% of sales in each fiscal year.

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

Stock Repurchase Program

      On August 20, 2001, we announced that our Board of Directors had authorized the repurchase by VMS of up to one million shares of our common stock over the next twelve months. This stock repurchase program was approved in an effort to enhance shareholder value and to offset dilution from both the employee stock option exercises and our employee stock purchase program. The stock repurchases will be made in accordance with applicable state and federal law and in accordance with the terms and subject to the restrictions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Shares will be retired and cancelled upon repurchase. As of September 28, 2001, we had spent $4.3 million to repurchase 70,000 shares of our common stock under this program.

Deferred Stock Compensation

      During fiscal year 2001, we granted 90,908 restricted performance shares to several of our senior executives and 3,000 shares of restricted common stock to a senior executive under our Omnibus Stock Plan and our 2000 Stock Option Plan. The restricted performance shares will vest 100% five years from the date of grant subject to the employees’ having satisfied defined performance objectives. Upon vesting, we will deliver one share of our common stock for each performance share granted to the employee. In the event that we terminate an employee’s service prior to the end of the vesting period or an employee retires more than three years prior to the end of the vesting period, any unvested performance shares are forfeited. However, if the employee’s termination is by reason of death or disability or if we terminate the employee for any other reason other than for cause, the performance shares will become immediately vested. The restricted common stock granted to the senior executive will vest in the following manner: the first one-third three months from the date of grant; the second one-third fifteen months from the date of grant; and the last one-third twenty-seven months from the date of grant. In the event that we terminate the employee’s service prior to the end of the vesting period or the employee retires more than three years prior to the date such vesting is deemed to have occurred, any unvested restricted common stock is forfeited and we will automatically reacquire the unvested restricted stock at no cost. An employee may not sell or otherwise transfer unvested shares. We measure deferred stock compensation for both the restricted performance shares and the restricted common stock based on the stock’s fair value on the date of grant and we amortize the deferred stock compensation over the stocks’ respective vesting periods. In connection with these grants, we recorded deferred stock compensation of $5.2 million. For fiscal year 2001, we recognized in “selling, general and administrative expenses” amortization of deferred stock compensation of $1.0 million. We estimate that we will amortize the remaining deferred compensation of approximately $4.2 million at September 28, 2001 as follows: $1.0 million during each of fiscal years 2002 through 2005, and $0.2 million during fiscal year 2006. The amount of deferred compensation expense recorded and to be recorded in future periods could decrease if the restricted awards for which accrued but unvested compensation has been recorded are forfeited.

Euro Conversion

      On January 1, 1999, eleven of the fifteen member countries of the European Union, or EU, adopted the Euro as their common legal currency. Following the introduction of the Euro, the local currencies are scheduled to remain legal tender in the participating countries until January 1, 2002. During this transition period, goods and services may be paid for by using either the Euro or the participating country’s local currency. Thereafter, the local currencies will be cancelled and the Euro will be used for all transactions by and between the eleven participating members of the EU. We have implemented systems to begin conducting business with our customers in both the Euro and the respective national currency. Systems and processes that are initially impacted by this dual currency requirement are customer billing and receivables, payroll and cash management activities, including cash collections and disbursements. To accomplish compliance, we are making the necessary systems and process changes and are working with our financial institutions on various cash management issues. We have modified our systems to accommodate recording transactions in the Euro and have commenced recording transactions in the Euro in the eight countries of the European community in which we currently do business.

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

Legal Proceedings

      We are a party to three related federal legal actions involving claims by independent service organizations, or ISOs, that our policies and business practices relating to replacement parts violate the antitrust laws. ISOs purchase replacement parts from us and compete with us in servicing the linear accelerators we manufacture. In response to several threats of litigation regarding the legality of our parts policy, we filed a declaratory judgment action in the U.S. District Court for the Northern District of California in 1996 asking for a determination that our new policies are legal and enforceable and damages against two of the ISOs for misappropriation of our trade secrets, unfair competition, copyright infringement and related claims. Later, four defendants filed separate claims in other jurisdictions raising issues allegedly related to those in the declaratory relief action and seeking injunctive relief and damages against us for $10 million for each plaintiff. We defeated the defendants’ motion for a preliminary injunction in U.S. District Court in Texas about our policies. The ISOs defendants amended the complaint to include class action allegations, alleged a variety of other anti-competitive business practices and filed a motion for class certification, which the U.S. District Court in Texas heard in July 1999. No decision, however, has been entered. The parties have agreed to consolidate our claims from the Northern District of California to the action in the U.S. District Court in Texas.

      After the spin-offs, we retained the liabilities related to the medical systems business before the spin-offs. In addition, under the agreement governing the spin-offs, we agreed to manage and defend liabilities related to legal proceedings and environmental matters arising from corporate or discontinued operations. Each of VI and VSEA must generally indemnify us for one-third of these liabilities (after adjusting for any insurance proceeds we realize or tax benefits we receive), including specified environmental-related liabilities described below, and to fully assume and indemnify us for liabilities arising from each of their operations before the spin-offs. The availability of the indemnities will depend upon the future financial strength of VI and VSEA. Given the long-term nature of some of the liabilities, the relevant company may be unable to fund indemnities in the future. A court could also disregard the contractual allocation of indebtedness, liabilities and obligations among the parties and require us to assume responsibility for obligations allocated to another party, particularly if the other party were to refuse or was unable to pay or perform any of its allocated obligations. In addition, the agreement governing the spin-offs generally provides that if a court prohibits any of the companies from satisfying its indemnification obligations, then the indemnification obligations will be shared equally between the two other companies.

Environmental Matters

      We are subject to a variety of environmental laws around the world regulating the handling, storage, transport and disposal of hazardous materials and imposing liability for the cleanup of contamination from these materials that do or may create increased costs for some of our operations. Although we follow procedures that we consider appropriate under existing regulations, these procedures can be costly and we cannot completely eliminate the risk of contamination or injury from these materials, and, in the event of such an incident, we could be held liable for any damages that result. In addition, we could be assessed fines or penalties for failure to comply with environmental laws and regulations. These costs, and any future violations or liability under environmental laws or regulations, could have a material adverse effect on our business.

      In addition, we may be required to incur significant additional costs to comply with future changes in existing environmental laws and regulations or new laws and regulations. For example, several countries are proposing to require manufacturers to take back, recycle and dispose of products at the end of the equipment’s useful life. The EU has some proposed directives that may require medical equipment manufacturers to bear some or all of the cost of product disposal at the end of the products’ useful life and to be unable to use some hazardous substances in products sold in the EU. As the directives are currently drafted, effective in 2006, our products sold in the EU could not contain listed “dangerous substances,” and product collection programs would have to be in place within 30 months of adoption of these rules. In addition, the proposed directives may require that, beginning in 2006, we establish an agreement with our European customers at the time of sale of medical equipment for the recovery and “environmentally sound” disposal of the medical equipment or any of its components. We may also be required to identify the locations of “dangerous substances” in our medical equipment so we (or if the product is sent to a recovery facility, that facility) can remove these components (e.g., mercury switches, batteries, printed circuit boards, etc.) before product recycling or disposal. If approved, each member of the EU must set its own regulations to implement the directives, which may vary. These directives, if approved, would create increased costs for our operations.

      From the time we began operating, we have handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. Under various laws such as the federal “Superfund” law and under our obligations concerning operations before the spin-offs, we are overseeing environmental cleanup projects from our pre-spun-off operations and as applicable reimbursing third parties (such as the U.S. Environmental Protection Agency or other responsible parties) for cleanup activities. Under the terms of the agreement governing the Distribution, we are obligated to pay one-third of specified environmental liabilities caused by operations before the spin-offs, with VI and VSEA obligated for the balance. The cleanup projects we are overseeing are being conducted under the direction of or in consultation with relevant regulatory agencies. We estimated these cleanup projects would take up to 30 years to complete. As described below, we have accrued a total of $20.9 million to cover our liabilities for these cleanup projects:

•	We have developed a range of potential costs covering a variety of cleanup activities, including three cleanup projects, reimbursements to third parties, project management costs and legal costs. There are, however, various uncertainties in these estimates that make it difficult to develop a best estimate. Our estimate of future costs to complete these cleanup activities ranges from $4.8 million to $13.7 million. For these estimates, we have not discounted the costs to present dollars because of the uncertainties that make it difficult to develop a best estimate and have accrued $4.8 million, which is the amount at the low end of the range.

•	For eight cleanup projects, we have sufficient knowledge to develop better estimates of our future costs. While our estimate of future costs to complete these cleanup projects, including third party claims, ranges from $20.4 million to $43.3 million, our best estimate within that range is $24.1 million. For these projects we have accrued $16.1 million; which is our best estimate of the $24.1 million discounted to present dollars at 4%, net of inflation. For one particular site included in the $16.1 million accrual, we reassessed the costs of future cleanup activities, including paying third party claims, based on a new feasibility study done in late fiscal year 2001 using a new plan for treatment. We anticipate that the new plan for treatment will take approximately 12 years to complete, which spans a much shorter time frame than the previous plan for treatment which was expected to take approximately 30 years to complete. We estimated that our share of the future costs to complete the cleanup projects for this site under the new plan for treatment ranges from $6.9 million to $14.2 million. Our best estimate within that range was $9.0 million and we accrued $8.6 million, which is our best estimate of the $9.0 million discounted at 4%, net of inflation. At fiscal year-end 2000, for the same site, our estimated share of the future costs to complete the cleanup projects under the previous plan for treatment ranged from $8.4 million to $23.6 million. Our best estimate within that range was $20.2 million and we accrued $9.9 million, which was our best estimate of the $20.2 million discounted at 4%, net of inflation, at that time.

      At September 28, 2001, our reserve for environmental liabilities, based upon future environmental related costs estimated as of that date, was calculated as follows:

			Total
	Recurring	Non-Recurring	Anticipated
	Costs	Costs	Future Costs

	(Dollars in millions)
Fiscal Year:
2002	$1.3	$2.4	$3.7
2003	0.9	2.4	3.3
2004	0.9	0.2	1.1
2005	0.9	1.2	2.1
2006	0.9	0.1	1.0
Thereafter	14.4	3.4	17.8

Total costs	$19.3	$9.7	29.0

Less imputed interest			(8.1)

Reserve amount			$20.9

      When we developed the estimates above, we considered the financial strength of other potentially responsible parties. These amounts are, however, only estimates and may be revised in the future as we get more information on these projects. We may also spend more or less than these estimates. Based on current information, we believe that our reserves are adequate. At this time, management believes that it is remote that any single environmental event would have a materially adverse impact on our cash flows in any single fiscal year. We spent $2.4 million and $3.5 million (net of amounts borne by VI and VSEA) during fiscal year 2001 and 2000, respectively, on environmental investigation, cleanup and third party claim costs. We spent $1.7 million in fiscal year 1999 (net of amounts borne or would have been borne by VI and VSEA) on similar activities.

      In 1992, we filed a lawsuit against 36 insurance companies for recovery of our environmental investigation, cleanup and third party claim costs. We received cash payments in the form of settlements and judgments from various insurance companies in 1995, 1996, 1997, 1998 and 2001. In addition, we have an agreement with an insurance company to pay a portion of our past and future expenditures. As a result of this agreement, we have a $3.8 million receivable included in “other assets” as of September 28, 2001. We believe that this receivable is collectible because it is based on a binding, written settlement agreement with a financially viable insurance company. Although we continue to aggressively pursue other recoveries, we have not reduced our liability in anticipation of recovery from third parties for claims that we made.

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

Subsequent Event

      On November 16, 2001, our Board of Directors declared a two-for-one stock split in the form of a stock dividend where holders of our common stock will receive one additional share of our common stock for each share of common stock held on the record date. The distribution of the shares will be payable on or around January 15, 2002 to stockholders of record as of December 10, 2001. The following unaudited summary reflects the pro forma net earnings per share restated for the two-for-one stock split:

	Fiscal Years

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Earnings from Continuing Operations	$67,970	$53,049	$8,218	$26,144	$19,969
Earnings (Loss) from Discontinued Operations	—	—	(32,456)	47,696	95,591
Cumulative Effect of Changes in Accounting Principles	(13,720)	—	—	—	—

Net Earnings (Loss)	$54,250	$53,049	$(24,238)	$73,840	$115,560

Pro Forma Net Earnings (Loss) Per Share — Basic:
Continuing Operations	$1.03	$0.85	$0.14	$0.44	$0.33
Discontinued Operations	—	—	(0.54)	0.79	1.57
Cumulative Effect of Changes in Accounting Principles	(0.21)	—	—	—	—

Pro Forma Net Earnings (Loss) Per Share — Basic	$0.82	$0.85	$(0.40)	$1.23	$1.90

Pro Forma Net Earnings (Loss) Per Share — Diluted:
Continuing Operations	$0.99	$0.82	$0.13	$0.43	$0.32
Discontinued Operations	—	—	(0.53)	0.78	1.52
Cumulative Effect of Changes in Accounting Principles	(0.20)	—	—	—	—

Pro Forma Net Earnings (Loss) Per Share — Diluted	$0.79	$0.82	$(0.40)	$1.21	$1.84

Shares Used in the Calculation of Pro Forma Net Earnings (Loss) Per Share:
Pro Forma Weighted Average Shares Outstanding — Basic	65,876	62,208	60,438	59,820	60,902

Pro Forma Weighted Average Shares Outstanding — Diluted	68,456	64,864	61,054	60,838	62,892

      Additionally, on the effective date of the two-for-one split, we will restate our common stock outstanding on our consolidated balance sheets at September 28, 2001 and September 29, 2000 to 67,359,000 and 63,537,000, respectively, and will reclassify $33.7 million and $31.8 million from capital in excess of par value to common stock at September 28, 2001 and September 29, 2000, respectively.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting and Standards Board, or FASB, issued Statements of Financial Accounting Standards No. 141, “Business Combinations,” or SFAS 141, and No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method — the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001; however, early adoption is permitted. We are required to adopt SFAS 142 in the first quarter of fiscal year 2003, but we have elected to adopt it early in the first quarter of fiscal year 2002 beginning on September 29, 2001. Management is currently evaluating the effect of the early implementation of SFAS 142 on our consolidated financial statements. We expect that the early adoption of SFAS 142 will result in an annual reduction of approximately $2 million to $3 million of goodwill amortization charge (or approximately $0.04 to $0.06 per diluted share), which is currently included in “selling, general and administrative expenses” on our consolidated statements of earnings.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supersedes FASB Statement No. 121 and Accounting Principles Board Opinion No. 30; however, it retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 also addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. We believe that the adoption of SFAS 144 will not have a material impact on our financial position or results of operations.

Factors Affecting Our Business

      The following factors, in conjunction with the other information included in this Annual Report, should be carefully considered.

IF WE ARE UNABLE TO ANTICIPATE OR KEEP PACE WITH CHANGES IN THE MARKETPLACE AND THE DIRECTION OF TECHNOLOGICAL INNOVATION, OUR PRODUCTS MAY BECOME LESS USEFUL OR OBSOLETE AND OUR OPERATING RESULTS WILL SUFFER

      The marketplace for our products is characterized by rapid change and technological innovation. Because our products often have long development and government approval cycles, we must anticipate changes in the marketplace and the direction of technological innovation. We may be unable to do so, our competitors may develop improved products or processes, or the marketplace may conclude that the task our product was designed to do is no longer an element of a generally accepted diagnostic or treatment regimen. If this occurs, the market for our products may be adversely affected and they may become less useful or obsolete. Any development adversely affecting the market for our equipment would result in us having to reduce production volumes or to discontinue manufacturing and would reduce our revenues.

IF WE ARE UNABLE TO DEVELOP NEW GENERATIONS OF PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS, WE MAY BE UNABLE TO ATTRACT OR RETAIN CUSTOMERS

      Our success is dependent upon the successful development, introduction and commercialization of new generations of products and enhancements to existing products. Our products are technologically complex and must keep pace with rapid and significant technological change, comply with rapidly evolving industry standards and compete effectively with new product introductions of our competitors. Accordingly, many of our products require significant planning, design, development and testing at the technological, product and manufacturing process levels. These activities require significant capital commitments and investments on our part.

      Our ability to successfully develop and introduce new products and product enhancements, and the associated costs, are also affected by our ability to:

•	properly identify customer needs;

•	prove feasibility of new products;

•	limit the time required from proof of feasibility to routine production;

•	limit the timing and cost of regulatory approvals;

•	accurately predict and control costs associated with inventory overruns caused by phase-in of new products and phase-out of old products;

•	price our products competitively;

•	manufacture and deliver our products in sufficient volumes on time, and accurately predict and control costs associated with manufacturing, installation, warranty and maintenance of the products;

•	manage customer acceptance and payment for products;

•	limit customer demands for retrofits of both new and old products; and

•	anticipate and compete successfully with competitors’ efforts.

      We cannot be sure that we will be able to successfully develop, manufacture and phase in new products or product enhancements. Without the successful introduction of new products and product enhancements, we may be unable to attract and retain customers and our revenue and operating results will suffer. In addition, even if customers accept new products or product enhancements, the revenues from such products may not be sufficient to offset the significant costs associated with making such products available to customers.

IF WE ARE UNABLE TO PROVIDE THE SIGNIFICANT EDUCATION AND TRAINING REQUIRED FOR THE HEALTH CARE MARKET TO ACCEPT OUR PRODUCTS, OUR BUSINESS WILL SUFFER

      In order to achieve market acceptance for our products, we are often required to educate physicians about the use of a new procedure, overcome physician objections to some of the effects of the product or its related treatment regimen and convince health care payors that the benefits of the product and its related treatment regimen outweigh its costs. The timing of our competitors introduction of products and the market acceptance of their products may also make this process more difficult. We cannot be sure that any products we develop will gain any significant market acceptance and market share among physicians, patients and health care payors, even if required regulatory approvals are obtained.

WE FACE SIGNIFICANT COSTS IN ORDER TO COMPLY WITH LAWS AND REGULATIONS APPLICABLE TO THE MANUFACTURE AND DISTRIBUTION OF MEDICAL DEVICES, AND IF WE FAIL OR ARE DELAYED IN OBTAINING REGULATORY APPROVALS OR FAIL TO COMPLY WITH APPLICABLE REGULATIONS, WE MAY BE UNABLE TO DISTRIBUTE OUR PRODUCTS OR MAY BE SUBJECT TO CIVIL OR CRIMINAL PENALTIES

      As a manufacturer of medical devices, our products and manufacturing activities are subject to extensive and rigorous government regulation, including the provisions of the FDC Act. Our commercial distribution activities in many foreign countries are also subject to government regulation. Obtaining FDA market clearances or certifications can be time consuming, expensive and uncertain. We may fail to obtain the necessary clearances or certifications or may be unduly delayed in doing so. Furthermore, even if we are granted regulatory clearances, the clearances may include significant limitations on the indicated uses of the product, which may limit the market for those products. The FDA review process typically requires extended proceedings pertaining to the safety and efficacy of new products, which may delay or hinder a product’s timely entry into the marketplace. If we were unable to achieve FDA approval for a product, or were limited or unduly delayed in doing so, our business would suffer.

      In addition to FDA-required market clearances and certifications, the FDA and the U.S. Federal Trade Commission also regulate the content of advertising and marketing materials relating to medical devices.

      We are also subject to other federal, state, local and foreign laws, regulations and recommendations relating to medical devices, safe working conditions and laboratory and manufacturing practices. If we do not comply with applicable regulatory requirements, it can result in, among other things, fines, injunctions, suspensions or losses of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. Government regulation also may delay for a considerable period of time or prevent the marketing and full commercialization of future products or services that we may develop, and/or impose costly requirements on our business. In addition, changes in existing regulations or adoption of new regulations could affect the timing of, or prevent us from obtaining, future regulatory approvals, or could otherwise adversely affect our business.

      A further discussion of government regulation of our industry and our products may be found in Part I, Item 1 of this Form 10-K, “Business — Government Regulation.”

HEALTH CARE REFORMS AND CHANGES TO THIRD PARTY REIMBURSEMENTS FOR RADIATION ONCOLOGY SERVICES MAY AFFECT DEMAND FOR OUR PRODUCTS

      The U.S. government has in the past, and may in the future, consider (and state and local as well as a number of foreign governments are considering or have adopted) health care policies intended to curb rising health care costs. These policies include rationing of government-funded reimbursement for health care services and imposing price controls on medical products and services providers. Significant changes in the health care systems in the United States or elsewhere would likely have a significant impact on the demand for our products and services and the way we conduct business. We are unable to predict what health care reform legislation or regulation, if any, will be enacted in the United States or elsewhere, whether other health care legislation or regulation affecting our business may be proposed or enacted in the future, or what effect any such legislation or regulation would have on our business.

      In addition, sales of some of our products indirectly depend on whether adequate reimbursement is available to our customers for the treatment provided by those products from third-party health care payors, such as government health care insurance programs, including the Medicare and Medicaid programs, private insurance plans, health maintenance organizations and preferred provider organizations. The availability of such reimbursement affects our customers’ decisions to purchase capital equipment. Third-party payors are increasingly challenging the pricing of medical procedures or limiting or prohibiting reimbursement for specific services or devices or through other means, and we cannot be sure that they will reimburse our customers at levels sufficient to enable us to achieve or maintain sales and price levels for our products. Without adequate support from third-party payors, the market for our products may be limited. There is no uniform policy on reimbursement among third-party payors, nor can we be sure that procedures using our products will qualify for reimbursement from third-party payors. Foreign countries also have their own health care reimbursement systems, and we cannot be sure that third-party reimbursement will be made available with respect to our products under any foreign reimbursement system.

      A further discussion of health care reforms and government-funded reimbursement for health care products and services such as ours may be found in Part I, Item 1 of this Form 10-K, “Business — Government Regulation.”

BECAUSE OUR PRODUCTS INVOLVE THE DELIVERY OF RADIATION AND DIAGNOSTIC IMAGING OF THE HUMAN BODY, PRODUCT DEFECTS MAY RESULT IN MATERIAL PRODUCT LIABILITY CLAIMS THAT COULD HARM FUTURE SALES AND REQUIRE US TO PAY MATERIAL UNINSURED CLAIMS

      The tolerance for error in the design, manufacture or use of our systems may be small or nonexistent. If a system we designed or manufactured is defective, whether due to design or manufacturing defects, improper use of the system or other reasons, the system may need to be recalled, possibly at our expense. Furthermore, the adverse effect of a product recall might not be limited to the cost of the recall. For example, a product recall could cause applicable regulatory authorities to investigate us as well as cause other customers to review and potentially terminate their relationships with us. Recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in our incurring substantial costs, losing revenues and loss of reputation, each of which would harm our business.

      Our business exposes us to potential product liability claims that are inherent in the manufacture and sale of medical devices. Because our products involve the delivery of radiation to the human body or are involved in diagnostic imaging of the human body, the possibility for significant injury and/or death exists. As such, we may face substantial liability to patients for damages resulting from the faulty design, manufacture and servicing of our products. We may also face liability due to claims arising out of potential past and future product defects and personal injury matters related to the General Electric Radiotherapy Service Business that we purchased in December 1997 and for which we have assumed liability.

      We have historically maintained limited product liability insurance coverage in an amount we deem sufficient for each of our businesses. These product liability insurance policies are expensive and have deductible amounts and self-insured retentions. In the future, these policies may not be available on acceptable terms or in sufficient amounts, if at all. In addition, the insurance coverage we have obtained may not be adequate. A successful claim brought against us in excess of our insurance coverage or any material claim for which insurance coverage is denied or limited and for which indemnification is not available would require us to pay such uncovered amounts, which could be substantial.

WE UTILIZE DISTRIBUTORS FOR A PORTION OF OUR SALES, THE LOSS OF WHICH COULD HARM OUR SALES IN THE TERRITORY SERVICED BY THESE DISTRIBUTORS

      We have strategic relationships with a number of key distributors principally in foreign countries. If these strategic relationships are terminated and not replaced, our sales in the territories serviced by these distributors could be adversely affected.

CONTINUED CONSOLIDATION AMONG OEMs IN THE X-RAY TUBE PRODUCTS MARKET COULD REDUCE OUR SALES OF X-RAY TUBE PRODUCTS

      We have noticed a trend toward consolidation in the OEM markets of our X-ray tubes business over the past few years. The ongoing consolidation of customers who purchase our X-ray tube products, including the consolidation of these customers into companies that already manufacture X-ray tubes, could result in less predictable and reduced sales of our X-ray tubes products.

FLUCTUATIONS IN OUR OPERATING RESULTS MAY CAUSE OUR STOCK PRICE TO BE VOLATILE, WHICH COULD CAUSE LOSSES TO OUR STOCKHOLDERS

      We have and expect in the future to experience fluctuations in our operating results. The timing and amount of revenues are subject to a number of factors that make it difficult to estimate revenues and operational results prior to the end of any quarter. Many of our products require significant capital expenditures. Accordingly, some of our sales are quite large in dollar amounts, and the timing of these sales could affect our quarterly earnings. Factors that may affect timing of these sales and adversely affect our quarterly operating results include:

•	delay in shipment due, for example, to unanticipated construction delays, cancellations by customers or unexpected manufacturing difficulties;

•	delay in the installation and/or acceptance of a product; or

•	an unexpected change in a customer’s financial solvency or ability to obtain financing.

      Furthermore, our quarterly operating results may also be affected by a number of other factors, including:

•	changes in our or our competitors’ pricing or discount levels;

•	seasonality of revenue;

•	changes in foreign currency exchange rates;

•	changes in the relative portion of our revenue represented by our various products;

•	timing of the announcement, introduction and delivery of new products or product enhancements by us and by our competitors;

•	changes in the costs of raw materials, labor or supplies; and

•	changes in the general economic conditions in the regions in which we do business.

      Because many of our operating expenses are based on anticipated capacity levels and a high percentage of such expenses are fixed for the short term, a small variation in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter. In addition, our orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues as the timing of such revenues is dependent upon completion of customer site preparation and construction, installation scheduling, customer capital budgeting and financing, receipt of applicable regulatory approvals and other factors. Accordingly, we cannot be sure if or when the orders will mature into revenue. Our operating results in one or more future periods may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

      We prepare our financial statements to conform with generally accepted accounting principles, or GAAP. These principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various other bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. The SEC recently issued SAB 101, which we adopted in the fourth quarter effective for fiscal year 2001 and going forward. The adoption of SAB 101 has resulted in our deferring recognition of a portion of our revenue for many of our hardware products until installation and/or customer acceptance of the product. As a result, delays in installation and/or acceptance of products, either by the customer or by us, will have a greater effect on our results of operations in a given period than in the past. The adoption of SAB 101 also may make it more difficult to estimate revenues and operational results prior to the end of any period, and its impact on our historical and projected financial performance may not be fully understood by our investors and analysts. In addition, the guidance regarding SAB 101 may continue to evolve. Any of these factors may result in our operating results in a given period falling below the expectations of securities analysts and investors, which would almost certainly cause the price of our stock to decline.

THE MARKETS IN WHICH WE COMPETE ARE HIGHLY COMPETITIVE, AND WE MAY LOSE MARKET SHARE TO COMPANIES WITH GREATER RESOURCES OR WHO ARE ABLE TO DEVELOP MORE EFFECTIVE TECHNOLOGIES, OR WE COULD BE FORCED TO REDUCE OUR PRICES

      The markets in which we compete are characterized by rapidly evolving technology, intense competition and pricing pressure. There are a number of companies that currently offer, or are in the process of developing, products that compete with the products we offer. Our products and services compete with those of a substantial number of foreign and domestic companies, some with greater resources, financial or otherwise, than we have, and the rapid technological changes occurring in our markets are expected to lead to the entry of new competitors. Our ability to anticipate technological changes and introduce enhanced products on a timely basis will be a significant factor in our ability to expand and remain competitive.

      Existing competitors’ actions and new entrants may have an adverse impact on our sales and profitability. These competitors could develop technologies and products that are more effective than those we currently use or market or that could render our products obsolete or noncompetitive. In addition, the timing of competitors’ introduction of products into the market could affect the market acceptance and market share of our products. If we are unable to develop competitive products, gain regulatory approval and supply commercial quantities of such products to the market as quickly and effectively as our competitors, market acceptance of our products may be limited and our sales reduced.

      A further discussion of competition in our markets may be found in Part I, Item 1 of this Form 10-K, “Business — Competition.”

A HIGH PERCENTAGE OF OUR SALES ARE INTERNATIONAL, AND ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS COULD ADVERSELY AFFECT OUR SALES OR MAKE THEM LESS PREDICTABLE

      We conduct business globally. International sales accounted for approximately 45%, 43% and 54% of sales in fiscal years 2001, 2000 and 1999, respectively. As a result, we must provide significant service and support on a worldwide basis, and we have sales and service offices located throughout Europe, Asia, Latin America and Australia. In addition, we have manufacturing and research operations in England, Switzerland, Finland and France. We have invested substantial financial and management resources to develop an international infrastructure to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will able to compete successfully in the international market or meet the service and support needs of such customers. Accordingly, our future results could be harmed by a variety of factors, including:

•	the difficulties in enforcing agreements and collecting receivables through many foreign country’s legal systems;

•	the longer payment cycles associated with many foreign customers;

•	the possibility that foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade;

•	fluctuations in exchange rates, which may affect product demand and adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services is made in the local currency;

•	our ability to obtain U.S. export licenses and other required export or import licenses or approvals;

•	changes in the political, regulatory or economic conditions in a country or region; and

•	the protection of intellectual property in foreign countries may be more difficult to enforce.

OUR RESULTS MAY BE ADVERSELY AFFECTED BY CHANGES IN EXCHANGE RATES

      We sell our products internationally and are subject to market risk due to fluctuations in foreign currency exchange rates. We manage this risk through established policies and procedures that include the use of derivative financial instruments. We have historically entered into foreign currency forward exchange contracts to mitigate the effects of operational (sales orders) and balance sheet exposures to fluctuations in foreign currency exchange rates. Our forward exchange contracts generally range from one to twelve months in original maturity, and no forward exchange contract has an original maturity greater than one year. At September 28, 2001, we had forward exchange contracts to sell foreign currencies totaling $141.9 million and to buy foreign currencies totaling $20.7 million.

      Although we engage in hedging strategies that may offset the effect of fluctuations in foreign currency exchange rates, the protection these strategies provide will be affected by the timing of transactions, the effectiveness of the hedges (measured by how closely the changes in fair value of the hedging instrument offset the changes in fair value of the hedged item), forecast volatility and the extent of movement of exchange rates. If our hedging strategies are not effective in offsetting the effect of fluctuations in foreign currency exchange rates, our operating results may be harmed.

WE MAY INCUR SUBSTANTIAL COSTS IN PROTECTING OUR INTELLECTUAL PROPERTY, AND IF WE ARE NOT ABLE TO DO SO, OUR COMPETITIVE POSITION WOULD BE HARMED

      We place considerable importance on obtaining and maintaining copyright and trade secret protection for significant new technologies, products and processes because of the length of time and expense associated with bringing new products through the development process and to the marketplace.

      We file applications as appropriate for patents covering new products and manufacturing processes. We cannot be sure, however, that patents now owned or patents that will issue from any pending or future patent applications owned by, or licensed to, VMS, or that the claims allowed under any issued patents, will be sufficiently broad to protect our technology position against competitors. Issued patents owned by, or licensed to, VMS may be challenged, invalidated or circumvented, or the rights granted under the patent may not provide us with competitive advantages. We could incur substantial costs and diversion of management resources if we have to assert our patent rights against others. An unfavorable outcome to any such litigation could harm us. In addition, we may not be able to detect infringement or may lose competitive position in the market before we do so.

      We also rely on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our proprietary rights. We cannot assure you that such protections will prove adequate and that contractual agreements will not be breached, that we will have adequate remedies for any such breaches, or that our trade secrets will not otherwise become known to or independently developed by others. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We cannot assure you that our trademarks will not be used by unauthorized third parties. We also have agreements with third parties that provide for licensing of patented or proprietary technology. These agreements include royalty-bearing licenses and technology cross-licenses.

THIRD PARTIES MAY CLAIM WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY, AND WE COULD SUFFER SIGNIFICANT LITIGATION OR LICENSING EXPENSES OR BE PREVENTED FROM SELLING OUR PRODUCTS

      Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties alleging infringement of patent or other intellectual property rights relating to their products. Such claims are often, but not always, settled by mutual agreement satisfactorily without litigation. Any contest regarding patents or other intellectual property could by costly and time-consuming, and could divert our management and key personnel from our business operations. We cannot assure you that we will prevail in any such contest. If we are unsuccessful, we may be subject to significant damages or injunctions against development and sale of our products, or may be required to enter into costly royalty or license agreements. We cannot assure you that any licenses required would be made available on acceptable terms or at all.

THE NATURE OF OUR BUSINESS EXPOSES US TO ENVIRONMENTAL CLAIMS OR CLEANUP EXPENSES, WHICH COULD CAUSE US TO PAY SIGNIFICANT AMOUNTS

      We are subject to a variety of environmental laws around the world regulating the handling, storage, transport and disposal of hazardous materials and imposing liability for the cleanup of contamination from these materials that do or may create increased costs for some of our operations. Although we follow procedures that we consider appropriate under existing regulations, these procedures can be costly and we cannot completely eliminate the risk of contamination or injury from these materials, and, in the event of such an incident, we could be held liable for any damages that result. In addition, we could be assessed fines or penalties for failure to comply with environmental laws and regulations. These costs, and any future violations or liability under environmental laws or regulations, could have a material adverse effect on our business. For a further discussion of environmental matters relating to our business, see “— Environmental Matters.”

SINCE WE DEPEND UPON A LIMITED GROUP OF SUPPLIERS FOR SOME PRODUCT COMPONENTS, THE LOSS OF A SUPPLIER COULD REDUCE OUR ABILITY TO MANUFACTURE PRODUCTS OR INCREASE OUR COSTS

      We obtain some of the components included in our products from a limited group of suppliers, or in some cases a single-source supplier; for example, the source wires for high-dose afterloaders, klystrons for linear accelerators, imaging panels, non-coated array sensors and coating for array sensors for the flat panels, specialized integrated circuits for imaging subassemblies, and some targets, housings and glass bulbs for X-ray tubes. If we lose of any of these suppliers (including any single-source supplier), we would be required to obtain one or more replacement suppliers and may be required to conduct a significant level of product development to incorporate new parts into our products. We believe that we may be able to obtain alternative sources for such components when necessary, although the need to change suppliers or to alternate between suppliers might cause material delays in delivery or significantly increase costs. Although we have obtained limited insurance to protect against business interruption loss, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. Disruptions or loss of any of our limited-source components or subassemblies, including the ones referenced above, could adversely affect our business and financial results and could result in damage to customer relationships.

WE MAY NOT BE ABLE TO MAINTAIN OR EXPAND OUR BUSINESS IF WE ARE NOT ABLE TO RETAIN, HIRE AND INTEGRATE SUFFICIENT QUALIFIED PERSONNEL

      Our future success depends to a significant extent on the continued service of certain of our key executive, technical, sales, marketing and engineering personnel. It also depends on our ability to attract, expand, integrate train and retain our management team, qualified engineering personnel and technical personnel. The loss of services of key employees could adversely affect our business. Competition for such personnel can be intense, particularly in the labor markets around our facilities in Palo Alto, California and Salt Lake City, Utah. If we fail to hire, train or retain qualified personnel, we will not be able to maintain and expand our business.

IF WE ARE NOT ABLE TO MATCH OUR MANUFACTURING CAPACITY WITH DEMAND FOR OUR PRODUCTS, OUR FINANCIAL RESULTS MAY SUFFER

      As a manufacturer of medical devices with a long production cycle, we need to anticipate demand for our products in order to ensure adequate manufacturing capacity. We cannot assure you that we will be successfully able to do so. If our manufacturing capacity does not keep pace with product demand, we will not be able to fulfill orders in a timely manner which in turn may have a negative effect on our financial results and overall business. Conversely, if demand for our products decrease, the fixed costs associated with excess manufacturing capacity may adversely affect our financial results.

OUR OPERATIONS ARE VULNERABLE TO INTERRUPTION OR LOSS DUE TO EARTHQUAKE, POWER LOSS, AND OTHER EVENTS BEYOND OUR CONTROL, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS

      We conduct a significant portion of our activities including manufacturing, administration and data processing at facilities located in the State of California in seismically active areas that have experienced major earthquakes in the past. We carry limited earthquake insurance on our facilities. However, such coverage may not be adequate or continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting our facilities, it could significantly disrupt our operations, delay or prevent product manufacture and shipment, and result in large expenses to repair or replace the facilities. In addition, our facilities in the State of California may be subject to a shortage of available electrical power and other energy supplies. Such shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business.

THE CONVERSION TO THE EURO COULD ADVERSELY AFFECT VARIOUS ASPECTS OF OUR BUSINESS

      Conversion to the Euro will require us to convert our software applications to support Euro requirements and implement sales documentation, quotations, price lists and catalogs, contracts, accounting and tax records and related historical documents in the Euro over the required time periods. This process will be costly, and if we experience difficulties in the conversion, could damage customer relationships. Additionally, competitive impact of cross-border price transparency resulting from product pricing in a common currency in multiple European countries could adversely affect margins on sales to customers in those countries.

IF THE SPIN-OFF OF VI AND VSEA DID NOT QUALIFY AS A TAX-FREE SPIN-OFF, WE COULD INCUR A SIGNIFICANT TAX LIABILITY

      We received a Tax Ruling from the Internal Revenue Service, or the IRS, in connection with the spin-offs to the effect, among other things, that neither VMS nor the holders of Varian common stock would recognize a gain or loss as a result of the spin-offs. These rulings, while generally binding upon the IRS, are subject to factual representations and assumptions. If our factual representations and assumptions were incorrect in any material respect, this ruling would be jeopardized. We are not aware of any facts or circumstances that would cause our representations and assumptions to be untrue. VMS, VI and VSEA have agreed to certain restrictions on their future actions to further assure that the spin-offs will qualify as tax-free.

      If one or both of the April 2, 1999 spin-offs failed to qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986, as amended, then we will recognize a gain equal to the difference between the fair market value of the stock of the non-qualifying company (or companies) and our adjusted tax basis in the stock. If we were to recognize gain on one or both of the spin-offs, this gain and the resulting tax liability likely would be very substantial.

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

OUR STOCKHOLDER RIGHTS PLAN AND PROVISIONS OF OUR CERTIFICATE OF INCORPORATION MAY DISCOURAGE A TAKE-OVER AND THEREFORE LIMIT THE PRICE OF OUR COMMON STOCK

      We have a stockholder rights plan which, under specific circumstances, would significantly dilute the equity interest in our company of a person (or persons) seeking to acquire control of our company without the prior approval of our Board of Directors. Our Certificate of Incorporation also includes provisions that may make an acquisition of control of our company without the approval of our Board of Directors more difficult.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

      We are exposed to two primary types of market risks: foreign currency exchange rate risk and interest rate risk.

Foreign Currency Exchange

      As a global concern, we are exposed to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposures related to non-U.S. dollar denominated sales and purchases throughout Europe, Asia and Australia. On January 1, 1999, eleven of the fifteen member countries of the European Monetary Union adopted the Euro as their common legal currency. Following the introduction of the Euro, the local currencies of the participating countries are scheduled to remain legal tender until January 1, 2002. During this transition period, goods and services may be paid for in either Euro or the participating country’s local currencies. Thereafter, only the Euro will be the legal tender in the participating countries. We continue to evaluate, among other issues, the impact of the Euro conversion on our foreign currency exposure. Based on our evaluation to date, we do not expect the Euro conversion to create any change in currency exposure due to our existing hedging practices.

      We have significant international transactions in foreign currencies and address related financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s economy, and adhere to a policy of hedging foreign currency exposures that result from international firmly committed sales orders with forward exchange contracts. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into forward exchange contracts for trading purposes. The forward exchange contracts generally range from one to twelve months in original maturity. We do not have any forward exchange contract with an original maturity greater than one year. We also hedge the balance sheet exposures from our various foreign subsidiaries and business units having U.S. dollar functional currencies. We enter into these monthly foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency. Forward exchange contracts outstanding, their unrealized gains or losses and their fair values as of the fiscal year end 2001 are summarized as follows:

	Fiscal Year-End 2001

	Notional	Notional
	Value	Value	Unrealized	Fair
	Sold	Purchased	Gain/(Loss)	Value

	(Dollars in millions)
Australian dollar	$4.8	$1.2	$0.2	$0.3
Brazilian real	2.7	—	—	(0.1)
British pound	28.7	6.3	(0.5)	(0.5)
Canadian dollar	21.3	1.7	0.5	0.6
Danish krone	4.2	2.7	(0.2)	(0.1)
Euro dollar	55.4	1.5	(1.4)	(0.6)
Japanese yen	16.9	—	(0.3)	0.1
Norwegian krone	1.5	—	(0.1)	(0.1)
Swedish krona	4.6	—	0.1	—
Swiss franc	0.8	7.3	(0.1)	(0.1)
Thailand baht	1.0	—	—	—

Totals	$141.9	$20.7	$(1.8)	$(0.5)

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

      The fair value of our investment portfolio or related income would not be significantly impacted by interest rate movements since the investment maturities are short. Our long-term debt of $58.5 million at September 28, 2001 carries a weighted average fixed interest rate of 6.82% per annum with principal payments due in various installments over a ten-year period, beginning in 2005. Our short-term notes payable to bank of $0.2 million at September 28, 2001 carry a weighted average interest rate of 6.06%.

      The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents and debt obligations.

	Fiscal Year

	2002	2003	2004	2005	2006	Thereafter	Total

	(Dollars in millions)
Assets:
Cash and cash equivalents	$219.0	—	—	—	—	—	$219.0
Average interest rate	2.88%						2.88%
Liabilities:
Notes payable	$0.2	—	—	—	—	—	$0.2
Average interest rate	6.06%	—	—	—	—	—	6.06%
Long-term debt	—	—	—	$5.3	$2.5	$50.7	$58.5
Average interest rate	—	—	—	6.76%	7.15%	6.81%	6.82%

      The estimated fair value of our cash and cash equivalents (a portion of which was held abroad at September 28, 2001 and would be subject to additional taxation if it was repatriated in the U.S.) approximates the principal amounts reflected above based on the short maturities of these financial instruments.

      The fair value of our long-term debt is estimated based on the current rates available to us for debt of similar terms and remaining maturities. Under this method, the fair value of our long-term debt is estimated to be $60.1 million. We determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, it requires considerable judgment in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented is not necessarily indicative of the amount that we or holders of the instrument could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item with respect to the Company’s executive officers is set forth in Item 1 of this report. The balance of the information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders under the captions “Election of Directors” and “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.     Executive Compensation

      The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption “Compensation of Directors and the Named Executive Officers.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption “Stock Ownership — Beneficial Ownership of Certain Stockholders and Executive Officers.”

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption “Change in Control Agreements.”

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements: (see index on page F-1 of this report)

•	Report of Independent Accountants

•	Consolidated Statements of Earnings

•	Consolidated Balance Sheets

•	Consolidated Statements of Stockholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to the Consolidated Financial Statements

(2) Consolidated Financial Statement Schedule: (see index on page F-1 of this report)

The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2001, 2000 and 1999 is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries.

Schedule

II	Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(3) Exhibits:

See attached Exhibit Index.

      (b) Reports on Form 8-K during the quarter ended September 28, 2001:

      On August 21, 2001, the Company filed a Form 8-K Current Report announcing that its Board of Directors had authorized the repurchase by the Company of up to one million shares of its common stock over the next 12 months. Shares will be retired and cancelled upon repurchase.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Dated: December 14, 2001

VARIAN MEDICAL SYSTEMS, INC.

By:	/s/ ELISHA W. FINNEY

Elisha W. Finney
Vice President, Finance and
Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date

/s/ RICHARD M. LEVY Richard M. Levy	President and Chief Executive Officer (Principal Executive Officer)	December 14, 2001

/s/ ELISHA W. FINNEY Elisha W. Finney	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	December 14, 2001
/s/ CRISANTO C. RAIMUNDO Crisanto C. Raimundo	Controller (Principal Accounting Officer)	December 14, 2001

John Seely Brown*	Director

Samuel Hellman*	Director

Terry R. Lautenbach*	Director

David W. Martin, Jr.*	Director

Richard W. Vieser*	Director

*By /s/ ELISHA W. FINNEY Elisha W. Finney Attorney-in-Fact		December 14, 2001

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

FORM 10-K

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

      The following financial statements of the registrant and its subsidiaries are required to be included in Item 8:

      The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2001, 2000 and 1999 is filed as a part of this report as required to be included in Item 14(a) and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

Schedule	Page

II Valuation and Qualifying Accounts	F-32

      All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

VARIAN MEDICAL SYSTEMS, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of Varian Medical Systems, Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 48 present fairly, in all material respects, the financial position of Varian Medical Systems, Inc. and its subsidiaries at September 28, 2001 and September 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 48 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed under Summary of Significant Accounting Policies in the notes to the consolidated financial statements, effective September 30, 2000, the Company changed its method of accounting for revenue recognition in accordance with guidance in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and its method of accounting for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

October 29, 2001

VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Years

	2001	2000	1999

	(Amounts in thousands,
	except per share amounts)
Sales:
Product	$673,402	$599,233	$509,609
Service and other	100,241	90,467	80,831

Total Sales	773,643	689,700	590,440

Cost of Sales:
Product	413,426	365,356	320,164
Service and other	73,184	67,247	60,271

Total Cost of Sales	486,610	432,603	380,435

Gross Profit	287,033	257,097	210,005

Operating Expenses:
Research and development	43,596	42,083	39,895
Selling, general and administrative	133,981	125,107	116,131
Reorganization (income) expense	(435)	227	29,668
Acquisition-related expenses	—	1,977	—

Total Operating Expenses	177,142	169,394	185,694

Operating Earnings	109,891	87,703	24,311
Interest income	6,281	2,333	3,908
Interest expense	(4,132)	(5,161)	(9,980)
Other	(5,000)	—	—

Earnings from Continuing Operations Before Taxes	107,040	84,875	18,239
Taxes on earnings	39,070	31,826	10,021

Earnings from Continuing Operations	67,970	53,049	8,218
Loss from Discontinued Operations — Net of Taxes	—	—	(32,456)

Earnings (Loss) before Cumulative Effect of Changes in Accounting Principles	67,970	53,049	(24,238)
Cumulative Effect of Changes in Accounting Principles — Net of Taxes	(13,720)	—	—

Net Earnings (Loss)	$54,250	$53,049	$(24,238)

Net Earnings (Loss) Per Share — Basic:
Continuing Operations	$2.06	$1.71	$0.27
Discontinued Operations	—	—	(1.07)
Cumulative Effect of Changes in Accounting Principles	(0.41)	—	—

Net Earnings (Loss) Per Share — Basic	$1.65	$1.71	$(0.80)

Net Earnings (Loss) Per Share — Diluted:
Continuing Operations	$1.99	$1.64	$0.27
Discontinued Operations	—	—	(1.06)
Cumulative Effect of Changes in Accounting Principles	(0.41)	—	—

Net Earnings (Loss) Per Share — Diluted	$1.58	$1.64	$(0.79)

Shares Used in the Calculation of Net Earnings (Loss) Per Share:
Weighted Average Shares Outstanding — Basic	32,938	31,104	30,219

Weighted Average Shares Outstanding — Diluted	34,228	32,432	30,527

See accompanying notes to the consolidated financial statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

	Fiscal Year-End

	2001	2000

	(Dollars in thousands,
	except par values)
ASSETS
Current Assets
Cash and cash equivalents	$218,961	$83,321
Accounts receivable, net	227,794	226,442
Inventories	111,777	92,482
Other current assets	60,971	48,343

Total Current Assets	619,503	450,588

Property, Plant and Equipment	209,105	206,614
Accumulated depreciation and amortization	(133,279)	(126,515)

Net Property, Plant and Equipment	75,826	80,099
Other Assets	63,870	71,863

Total Assets	$759,199	$602,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$174	$616
Accounts payable — trade	44,839	41,351
Accrued expenses	149,424	128,391
Product warranty	23,975	19,975
Advance payments from customers	66,942	59,563

Total Current Liabilities	285,354	249,896
Long-Term Accrued Expenses and Other	20,949	23,795
Long-Term Debt	58,500	58,500

Total Liabilities	364,803	332,191

Commitments and Contingencies
Stockholders’ Equity
Preferred stock
Authorized 1,000,000 shares, par value $1 per share, issued and outstanding none	—	—
Common stock
Authorized 99,000,000 shares, par value $1 per share, issued and outstanding 33,680,000 shares at September 28, 2001 and 31,769,000 shares at September 29, 2000	33,680	31,769
Capital in excess of par value	125,839	50,869
Deferred stock compensation	(4,247)	—
Retained earnings	239,124	187,721

Total Stockholders’ Equity	394,396	270,359

Total Liabilities and Stockholders’ Equity	$759,199	$602,550

See accompanying notes to the consolidated financial statements

VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Capital
	Common Stock		in Excess	Deferred
			of Par	Stock	Retained
	Shares	Amount	Value	Compensation	Earnings	Total

	(In thousands, except per share amounts)
Balances, Fiscal Year-End, 1998	29,743	$29,743	$—	$—	$527,802	$557,545
Net loss for the year	—	—	—	—	(24,238)	(24,238)
Issuance of stock under omnibus stock, stock option, and employee stock purchase plans (including tax benefit of $5,338)	820	820	20,185	—	—	21,005
Dividends declared ($0.10 per share)	—	—	—	—	(2,991)	(2,991)
Spin Distribution	—	—	—	—	(366,330)	(366,330)

Balances, Fiscal Year-End, 1999	30,563	30,563	20,185	—	134,243	184,991
Net earnings for the year	—	—	—	—	53,049	53,049
Issuance of stock under omnibus stock, stock option, and employee stock purchase plans (including tax benefit of $7,970)	1,206	1,206	30,494	—	—	31,700
Non-cash stock-based compensation	—	—	190	—	—	190
Spin Distribution	—	—	—	—	429	429

Balances, Fiscal Year-End, 2000	31,769	31,769	50,869	—	187,721	270,359
Net earnings for the year	—	—	—	—	54,250	54,250
Issuance of stock under omnibus stock, stock option, and employee stock purchase plans (including tax benefit of $30,554)	1,978	1,978	71,063	—	—	73,041
Non-cash stock-based compensation	—	—	53	—	—	53
Deferred stock compensation	3	3	5,238	(5,241)	—	—
Amortization of deferred stock compensation	—	—	—	994	—	994
Repurchase of common stock	(70)	(70)	(1,384)	—	(2,847)	(4,301)

Balances, Fiscal Year-End, 2001	33,680	$33,680	$125,839	$(4,247)	$239,124	$394,396

See accompanying notes to the consolidated financial statements

VARIAN MEDICAL SYSTEMS AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years

	2001	2000	1999

	(Dollars in thousands)
Operating Activities
Net Cash Provided/(Used) by Operating Activities	$118,436	$83,839	$(30,878)

Investing Activities
Purchase of property, plant and equipment	(16,537)	(19,234)	(39,402)
Proceeds from sale of property, plant and equipment	52	1,786	54,260
Purchase of businesses, net of cash acquired	571	—	(5,849)
Increase in cash surrender value of life insurance	(3,121)	—	—
Other, net	228	(4,124)	3,851

Net Cash (Used)/ Provided by Investing Activities	(18,807)	(21,572)	12,860

Financing Activities
Net (repayments)/borrowings on short-term obligations	(442)	(34,971)	11,253
Principal payments on long-term debt	—	—	(12,138)
Proceeds from common stock issued to employees	42,487	23,730	12,988
Repurchase of common stock	(4,301)	—	—
Dividends paid	—	—	(2,991)
Cash distributed in spin-off of businesses	—	—	(119,273)
Other, net	—	—	2,792

Net Cash Provided/(Used) by Financing Activities	37,744	(11,241)	(107,369)

Effects of Exchange Rate Changes on Cash	(1,733)	7,169	846

Net Increase (Decrease) in Cash and Cash Equivalents	135,640	58,195	(124,541)
Cash and Cash Equivalents at Beginning of Fiscal Year	83,321	25,126	149,667

Cash and Cash Equivalents at End of Fiscal Year	$218,961	$83,321	$25,126

Detail of Net Cash Provided/(Used) by Operating Activities
Net Earnings (Loss)	$54,250	$53,049	$(24,238)
Adjustments to reconcile net earnings (loss) to net cash provided/(used) operating activities:
Depreciation	19,309	17,794	30,879
Allowances for doubtful accounts	1,697	1,142	2,704
Loss/(gain) from sale of assets	739	73	(30,565)
Amortization of intangibles	3,573	4,162	6,519
Amortization of deferred stock compensation	994	—	2,679
Deferred taxes	(13,547)	(1,062)	(20,850)
Non-cash stock-based compensation	53	190	—
Cumulative effect of changes in accounting principles	13,720	—	—
Net change in fair value of derivatives and underlying commitments	2,658	—	—
Other	6,550	514	3,102
Changes in assets and liabilities:
Accounts receivable	2,891	(8,802)	(32,600)
Inventories	(11,447)	(14,158)	3,295
Other current assets	2,017	1,811	(14,098)
Accounts payable — trade	2,829	3,121	6,558
Accrued expenses	(7,260)	12,192	23,097
Product warranty	4,892	2,000	(2,961)
Advance payments from customers	6,940	5,938	13,319
Long-term accrued expenses and other	(2,976)	(2,095)	(3,056)
Tax benefits from employee stock option exercises	30,554	7,970	5,338

Net Cash Provided/(Used) by Operating Activities	$118,436	$83,839	$(30,878)

See accompanying notes to the consolidated financial statements

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Fiscal Year

      The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal years 2001, 2000 and 1999 comprised the 52-week periods ended on September 28, 2001, September 29, 2000 and October 1, 1999, respectively.

Principles of Consolidation

      The consolidated financial statements include those of the Company and its subsidiaries. Significant intercompany balances, transactions, and stock holdings have been eliminated in consolidation. Investments in affiliated companies over whose operations the Company has significant influence but not control are accounted for under the equity method.

Distribution

      On April 2, 1999, Varian Associates, Inc. reorganized into three separate publicly traded companies by spinning off, through a tax-free distribution, two of its businesses to stockholders (the “Distribution”). The Distribution resulted in the following three companies: 1) the Company (renamed from Varian Associates, Inc. to Varian Medical Systems, Inc. following the Distribution); 2) Varian, Inc. (“VI”); and 3) Varian Semiconductor Equipment Associates, Inc. (“VSEA”). The Distribution resulted in a non-cash dividend to stockholders.

      In connection with the Distribution, the Company, VI and VSEA also entered into various agreements that set forth the principles to be applied in separating the companies and allocating certain related costs and specified portions of contingent liabilities.

      In fiscal year 1999, the Company reported results of operations pursuant to Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Accordingly, the Company reclassified its fiscal year 1999 consolidated financial statements to reflect the dispositions of VI and VSEA. The net operating results of VI and VSEA have been reported, net of applicable income taxes, as “Loss from Discontinued Operations.”

      In the fiscal year 1999 results of operations, the Company recorded a loss on disposition pertaining to VI and VSEA of $5.5 million (net of income taxes of $3.0 million). The loss on disposition related to employee relocation, severance, retention, and other payroll costs directly associated with the disposition of VI and VSEA.

      Summarized fiscal year 1999 information for discontinued operations, excluding the above loss on disposition, is as follows (dollars in millions):

Fiscal Year
1999

Sales	$375.7

Loss before Taxes	$(39.5)

Net Loss	$(27.0)

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United Stated of America requires management to make estimates and assumptions that affect the reported

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments

      The carrying amounts of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities.

Foreign Currency Translation

      The Company uses the U.S. dollar as the functional currency for all of its foreign subsidiaries. Accordingly, gains and losses from translation of foreign currency financial statements into U.S. dollars are included in results of operations. The aggregate foreign exchange loss included in cost of sales and selling, general and administrative expenses for 2001, 2000 and 1999 was $0.4 million, $1.2 million and $4.4 million, respectively.

Revenue Recognition

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The SEC Staff addressed several issues in SAB 101, including the timing of revenue recognition for sales that involve contractual customer acceptance provisions and installation of the product if these events occur after shipment and transfer of title. The Company implemented the provisions of SAB 101 in the fourth fiscal quarter of fiscal year 2001, retroactive to the beginning of fiscal year 2001. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

      As a result of SAB 101 and the associated SEC guidance, the Company changed its revenue recognition accounting policy for the accelerators and related hardware products in the Oncology Systems business and one hardware product in Ginzton Technology Center’s (“GTC”) brachytherapy business, which collectively represent approximately half of the Company’s annual revenue. Sales of these products generally include the provision for installation and related obligations. Prior to the adoption of SAB 101, revenue for these products was recognized upon transfer of risk of loss for products to customers, which typically coincided with shipment of products and preceded installation and customer acceptance because acceptance was deemed probable. Subsequent to the adoption of SAB 101, the Company’s accounting policy is to defer revenue recognition on the greater of the fair value of the installation services or the amount of payment that is contractually linked to the installation or acceptance clause. For a small number of products, revenue is not recognized until installation has been completed. SAB 101 has no impact on the Company’s existing revenue recognition practices related to product sales in the X-ray Products business, software products, nor other products sold in the Oncology Systems business. Revenue for product sales in the X-ray Products business is recognized upon shipment because these products do not include any installation obligations. Sales for software products in the U.S. are generally recognized at the time of customer acceptance, which normally is within 30 days after installation. Sales for software products in the international markets are generally recognized 90 days after shipment of the product, which approximates the time frame for customer acceptance. Revenue related to spare part sales in the Oncology Service business is recognized on shipment. Revenue related to service performed on a time-and-materials basis is recognized when it is earned and billable. Revenue related to service contracts is recognized ratably over the period of the related contract.

      The Company’s products are generally subject to warranty, and the Company provides for the estimated future costs of warranty in cost of sales when the related revenue is are recognized.

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached consensus in 2000 on EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.” This new accounting guidance is required to be implemented at the same time as SAB 101 and relates primarily to the classification of shipping and handling fees and costs in the Company’s consolidated statements of earnings. To comply with EITF 00-10, the Company reported $0.5 million in X-ray Products billed to customers for shipping and handling fees as sales with the associated costs reported as cost of sales. Prior to fiscal year 2001, X-ray Products reported amounts billed to customers for shipping and handling as an offset to the related cost. Amounts prior to fiscal year 2001 were not reclassified as they were considered insignificant.

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

Accounts Receivable

      Accounts receivable are stated net of allowances for doubtful accounts of $2.6 million at the end of fiscal year 2001 and $1.9 million at the end of fiscal year 2000.

      Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers.

Inventories

      Inventories are valued at the lower of cost or market (realizable value) using last-in, first-out (“LIFO”) cost for U.S. inventories (except X-ray Products). All other inventories are valued principally at average cost. If the first-in, first-out (“FIFO”) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $15.1 million in fiscal 2001, $14.9 million in fiscal 2000 and $14.2 million in fiscal 1999. The main components of inventories are as follows:

	Fiscal Year-End

	2001	2000

	(Dollars in
	millions)
Raw materials and parts	$72.7	$67.4
Work-in-process	9.4	10.7
Finished goods	29.7	14.4

Total Inventories	$111.8	$92.5

      The Company’s inventories include high technology parts and components that may be specialized in nature or subject to rapid technological obsolescence. While the Company has programs to minimize the required inventories on hand and considers technological obsolescence in estimating the required allowance to reduce recorded amounts to market values, such estimates could change in the future.

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives, ranging from three to forty years, using the straight-line method. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is less. Assets subject to lease are amortized using the straight-line method over the term of the lease. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from retirements or disposals are included in earnings.

      The main components of property, plant and equipment are as follows:

	Fiscal Year-End

	2001	2000

	(Dollars in
	millions)
Land and land improvements	$5.8	$5.5
Buildings	61.9	59.7
Machinery and equipment	134.0	132.3
Construction in progress	3.7	6.5
Assets subject to lease	3.7	2.6

Total Property, Plant and Equipment	$209.1	$206.6

Goodwill and Other Long-Lived Assets

      Goodwill, which is the excess of the cost of acquired businesses over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed, is amortized on a straight-line basis over periods ranging from 5 to 40 years. Included in other assets at September 28, 2001 and September 29, 2000 is goodwill of $50.2 million and $53.1 million, respectively (net of accumulated amortization of $13.0 million and $10.1 million, respectively).

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

Environmental Liabilities

      Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company’s commitment to a formal plan of action. The Company records the environmental liabilities in accordance with AICPA’s SOP 96-1, “Environmental Remediation Liabilities.”

Research and Development

      Research and development costs are expensed as incurred.

Computation of Earnings Per Share

      Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the sum of the weighted average number of common shares outstanding and

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potential common shares (when dilutive). A reconciliation of the numerator and denominator used in the net earnings (loss) per share calculations is presented as follows (in thousands, except per share amounts):

	Fiscal Years

	2001	2000	1999

Numerator — Basic and Diluted:
Earnings from Continuing Operations	$67,970	$53,049	$8,218
Earnings (Loss) from Discontinued Operations	—	—	(32,456)
Cumulative Effect of Changes in Accounting Principles	(13,720)	—	—

Net Earnings (Loss)	$54,250	$53,049	$(24,238)

Denominator — Basic:
Average shares outstanding	32,938	31,104	30,219

Net Earnings (Loss) Per Share — Basic:
Continuing Operations	$2.06	$1.71	$0.27
Discontinued Operations	—	—	(1.07)
Cumulative Effect of Changes in Accounting Principles	(0.41)	—	—

Net Earnings (Loss) Per Share — Basic	$1.65	$1.71	$(0.80)

Denominator — Diluted:
Average shares outstanding	32,938	31,104	30,219
Dilutive stock options	1,273	1,328	308
Dilutive restricted performance shares and restricted common stock	17	—	—

	34,228	32,432	30,527

Net Earnings (Loss) Per Share — Diluted:
Continuing Operations	$1.99	$1.64	$0.27
Discontinued Operations	—	—	(1.06)
Cumulative Effect of Changes in Accounting Principles	(0.41)	—	—

Net Earnings (Loss) Per Share — Diluted	$1.58	$1.64	$(0.79)

      Options to purchase 35,781 shares, 41,643 shares and 2,446,756 shares at average exercise prices of $66.40, $41.53 and $23.69, respectively, were outstanding on a weighted average basis during fiscal 2001, 2000, and 1999, respectively, but were not included in the computation of diluted EPS in their respective years because the options’ exercise price was greater than the average market price of the shares.

Reclassifications

      Certain financial statement items have been reclassified to conform to the current year’s format. These reclassifications had no impact on previously reported net earnings.

Recent Accounting Pronouncements

      In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method — the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001; however, early adoption is permitted. The Company is required to adopt SFAS 142 in the first quarter of fiscal year 2003, but has elected to adopt early in the first quarter of fiscal year 2002 beginning on September 29, 2001. Management is currently evaluating the effect of the early implementation of SFAS 142 on the

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s consolidated financial statements. It is expected that the early adoption of SFAS 142 will result in an annual reduction of approximately $2 million to $3 million of goodwill amortization charge (or approximately $0.04 to $0.06 per diluted share), which is currently included in “selling, general and administrative expenses” on the Company’s consolidated statements of earnings.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supersedes FASB Statement No. 121 and APB 30; however, it retains the requirement of APB 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 also addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The Company believes that the adoption of SFAS 144 will not have a material impact on the financial position or results of operations of the Company.

Accrued Expenses

	Fiscal Year-End

	2001	2000

	(Dollars in
	millions)
Taxes, including taxes on earnings	$27.8	$27.0
Payroll and employee benefits	43.1	34.9
Estimated loss contingencies	18.7	14.8
Deferred revenue	32.9	10.9
Reorganization costs	0.2	2.4
Other	26.7	38.4

Total Accrued Expenses	$149.4	$128.4

Notes Payable

      Short-term notes payable amounted to $0.2 million and $0.6 million at the end of fiscal years 2001 and 2000, respectively. The weighted average interest rates on short-term borrowings were 6.06% and 5.56% at the end of fiscal years 2001 and 2000, respectively. Total debt is subject to limitations included in long-term debt agreements. At September 28, 2001, the Company had $87.3 million available in unused, uncommitted lines of credit as well as an additional $50 million in an unused committed revolving credit facility.

Long-Term Accrued Expenses

      Long-term accrued expenses are comprised primarily of accruals for environmental costs not expected to be expended within the next year. The current portion is included within “other” in accrued expenses.

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt

	Fiscal Year-End

	2001	2000

	(Dollars in
	millions)
Unsecured term loan, 6.70% due in installments of $6.25 payable in fiscal years 2008, 2010, 2012, and 2014	$25.0	$25.0
Unsecured term loan, 6.76% due in semiannual installments of $5.25 payable in fiscal years 2005, 2007, 2009, and 2011	21.0	21.0
Unsecured term loan, 7.15% due in installments of $2.5 payable in fiscal years 2006-2010	12.5	12.5

Long-term Debt	$58.5	$58.5

      The unsecured term loans contain covenants that limit future borrowings and require the Company to maintain certain levels of working capital and operating results. For fiscal year 2001, the Company was in compliance with all restrictive covenants of the loan agreements. The financing agreements restrict the payment of cash dividends.

      Interest paid on short and long-term debt was $4.0 million, $4.7 million and $7.6 million in fiscal years 2001, 2000 and 1999, respectively.

      The fair value of the Company’s long-term debt is estimated based on the current rates available to the Company for debt of similar terms and remaining maturities. Under this method, the Company’s fair value of long-term debt is estimated to be $60.1 million. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instrument could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Derivative Instruments and Hedging Activities

      In the first quarter of fiscal year 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be measured at fair value on the consolidated balance sheets. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment must be recognized in earnings, together with elements excluded from effectiveness testing and the ineffective portion of a particular hedge. The Company’s derivative instruments are recorded at their fair value in “other current assets” and “accrued expenses” on the Company’s consolidated balance sheets. Upon initial adoption of SFAS 133 on September 30, 2000, the Company recorded a cumulative after-tax increase to net earnings of approximately $121,000 (net of income taxes of $80,000), reflecting the time value on forward contracts that the Company had elected to exclude from effectiveness testing under SFAS 133.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

range from one to twelve months in original maturity. The Company does not have any forward exchange contract with an original maturity greater than one year.

      The Company currently uses only derivatives that are designated as fair value hedges as prescribed by SFAS 133. For each derivative contract, the Company formally documents at the hedge’s inception the relationship between the hedging instrument (forward contract) and hedged item (international firmly committed sales order), the nature of the risk being hedged, as well as its risk management objective and strategy for undertaking the hedge. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values of hedged items. As the terms of the forward contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the cumulative change in the fair value of the forward contract to the change in the spot rates of the related firm commitment. If a derivative qualifies as a fair value hedge, changes in the fair value of the derivative are offset against changes in the fair value of the underlying firm commitment, the difference of which is recognized currently in “cost of sales.” Effectiveness tests for forward contracts entered into prior to June 2001 compare the foreign currency spot rate at inception versus the current balance sheet spot rate. Subsequent hedges are tested for effectiveness by comparing the foreign currency forward rate at inception versus the current balance sheet rate forward adjusted. The change reflects the Company’s conclusion that under SFAS 133, hedge effectiveness will not be impacted when time value is included in hedge effectiveness testing, as the critical terms of the contract and the underlying hedged item, including maturity, are matched. The Company could experience ineffectiveness on any specific hedge transaction if the hedged item (a previously firmly committed sales order) is cancelled or if the delivery date is re-scheduled. The Company recorded an immaterial net gain due to hedge ineffectiveness as a result of two cancelled orders in fiscal year 2001.

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

      At September 28, 2001, the Company had foreign exchange forward contracts maturing throughout fiscal year 2002 to sell and purchase $141.9 million and $20.7 million, respectively, in various foreign currencies. At September 29, 2000, the Company had foreign exchange forward contracts maturing throughout fiscal year 2001 to sell and purchase $129.3 million and $30.5 million, respectively, in various foreign currencies.

Lease Commitments

      At fiscal year-end 2001, the Company was committed to minimum rentals under noncancelable operating leases for fiscal years 2002 through 2006 and thereafter, as follows, in millions: $7.6, $7.4, $7.0, $5.9, $4.0 and $4.0. Rental expense for fiscal years 2001, 2000 and 1999, in millions, was $10.3, $8.6 and $11.0, respectively.

Contingencies

      The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at eight sites where Varian Associates, Inc. is alleged to have shipped manufacturing waste for recycling or disposal. The Company is overseeing environmental cleanup

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

projects and as applicable, reimbursing third parties for cleanup activities. The cleanup projects that the Company is overseeing are conducted under the direction of, or in consultation with, federal, state and/or local agencies at certain current Company or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company’s sale of its electron devices business during 1995, and the sale of its thin film systems business during 1997). Under the terms of the agreement governing the Distribution, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $2.4 million and $3.5 million (net of amounts borne by VI and VSEA) during fiscal year 2001 and 2000, respectively, on environmental investigation, cleanup and third party claim costs. The Company spent $1.7 million (net of amounts that would have been borne by VI and VSEA) on similar activities during fiscal year 1999.

      For a number of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities (including cleanup costs, reimbursements to third parties, project management costs and legal costs) if undertaken. As of September 28, 2001, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects for these sites ranged in the aggregate from $4.8 million to $13.7 million. The time frame over which the Company expects to complete the cleanup projects varies with each site, ranging up to approximately 30 years as of September 28, 2001. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $4.8 million as of September 28, 2001. The amount accrued has not been discounted to present value.

      As to other sites and facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future cleanup activities. As of September 28, 2001, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects, including paying third party claims, for these sites and facilities ranged in the aggregate from $20.4 million to $43.3 million. The time frame over which these cleanup projects are expected to be complete varies with each site and facility, ranging up to approximately 30 years as of September 28, 2001. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $24.1 million at September 28, 2001. The Company accordingly accrued $16.1 million, which represents its best estimate of the future costs of $24.1 million discounted at 4%, net of inflation. This accrual is in addition to the $4.8 million described in the preceding paragraph.

      For one particular site included in the $16.1 million accrual (as of September 28, 2001) above, the Company reassessed its costs of future cleanup activities, including paying third party claims, based on a new feasibility study done in late fiscal year 2001 using a new plan for treatment. The new plan for treatment is expected to take approximately 12 years to complete, which spans a much shorter time frame than the previous plan for treatment which was expected to take approximately 30 years to complete. Accordingly, the Company estimated that its share of the future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects for this site under the new plan for treatment ranged in the aggregate from $6.9 million to $14.2 million. The best estimate within the range was $9.0 million at September 28, 2001 and the Company accordingly accrued $8.6 million, which represents its best estimate of the future costs of $9.0 million discounted at 4%, net of inflation. At fiscal year-end 2000, for the same site, the Company’s estimated share of the future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects under the previous plan for treatment ranged in the aggregate from $8.4 million to $23.6 million. The best estimate within the range was $20.2 million at September 29, 2000 and the Company accrued $9.9 million, which represented its best estimate of the future costs of $20.2 million discounted at 4%, net of inflation, at that time.

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At September 28, 2001, the Company’s reserve for environmental liabilities, based upon future environmental-related costs estimated as of that date, was calculated as follows:

			Total
	Recurring	Non-Recurring	Anticipated
	Costs	Costs	Future Costs

	(Dollars in millions)
Fiscal Year:
2002	$1.3	$2.4	$3.7
2003	0.9	2.4	3.3
2004	0.9	0.2	1.1
2005	0.9	1.2	2.1
2006	0.9	0.1	1.0
Thereafter	14.4	3.4	17.8

Total costs	$19.3	$9.7	29.0

Less imputed interest			(8.1)

Reserve amount			$20.9

      The amounts set forth in the foregoing table are only estimates of anticipated future environmental-related costs to cover the known cleanup projects, and the amounts actually spent may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental cleanup activities, the large number of sites and facilities involved and the amount of third party claims. The Company believes that most of these cost ranges will narrow as cleanup activities progress. The Company believes that its reserves are adequate, but as the scope of its obligations becomes more clearly defined, these reserves (and the associated indemnification obligations of VI and VSEA) may be modified and related charges/ credits against earnings may be made.

      Although any ultimate liability arising from environmental-related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company’s financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental-related events (and assuming VI and VSEA satisfy their indemnification obligations), management believes that the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the consolidated cash flows of the Company.

      The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, the Company filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. The Company received certain cash payments in the form of settlements and judgments during fiscal years 1995, 1996, 1997, 1998 and 2001 from defendants in that lawsuit. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company’s past and future environmental-related expenditures, and the Company therefore has a $3.8 million receivable included in “other assets” at September 28, 2001. The Company believes that this receivable is collectible because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although the Company intends to aggressively pursue other recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is a party to three related federal actions involving claims by independent service organizations (“ISOs”) that the Company’s policies and business practices relating to replacement parts violate the antitrust laws. The ISOs purchase replacement parts from the Company and compete with it for the servicing of linear accelerators made by the Company. In response to several threats of litigation regarding the legality of the Company’s parts policy, the Company filed a declaratory judgment action in the U.S. District Court for the Northern District of California in 1996 seeking a determination that its new policies are legal and enforceable and damages against two of the ISOs for misappropriation of the Company’s trade secrets, unfair competition, copyright infringement and related claims. Subsequently, four of the defendants filed separate claims in other jurisdictions raising issues allegedly related to those in the declaratory relief action and seeking injunctive relief against the Company and damages against the Company in the amount of $10 million for each plaintiff. The defendants’ motion for a preliminary injunction in U.S. District Court in Texas with respect to the Company’s policies was defeated. The ISOs defendants amended the complaint to include class action allegations, allege a variety of other anti-competitive business practices and filed a motion for class certification, which was heard by the U.S. District Court in Texas in July 1999. No decision, however, has been entered. The parties have agreed to consolidate its claims from the Northern District of California to the action in the District Court in Texas.

      Following the Distribution, the Company retained the liabilities related to the medical systems business prior to the Distribution. In addition, the Company agreed to manage and defend liabilities related to legal proceedings and environmental matters arising from corporate or discontinued operations of the Company prior to the Distribution. VI and VSEA generally are each obligated to indemnify the Company for one-third of these liabilities (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company), including certain environmental-related liabilities described above, and to fully indemnify the Company for liabilities arising from the operations of the business transferred to each prior to the Distribution. The availability of such indemnities will depend upon the future financial strength of VI and VSEA. Given the long-term nature of some of the liabilities, the relevant company may be unable to fund the indemnities in the future. It is also possible that a court would disregard this contractual allocation of indebtedness, liabilities and obligations among the parties and require the Company to assume responsibility for obligations allocated to another party, particularly if such other party were to refuse or was unable to pay or perform any of its allocated obligations. In addition, the agreement governing the Distribution generally provides that if a court prohibits a company from satisfying its indemnification obligations, then the indemnification obligations will be shared equally between the two other companies.

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

Stockholder Rights Plan

      The Company’s Board has adopted a stockholder rights plan. The plan provides for a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock, distributed to stockholders of record on December 4, 1998 or issued thereafter. The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock (an “Acquiring Person”) or announces a tender offer for 15% or more of the common stock. Each Right entitles stockholders to buy one one-thousandth of a share of Participating Preferred Stock, par value $1.00 per share, of the Company at an exercise price of $420 per Right, subject to adjustment from time to time. However, if any person becomes an Acquiring Person, each Right will then entitle its holder (other than the Acquiring Person) to purchase at the exercise price common stock (or, in certain circumstances, Participating Preferred Stock) of the Company having a market value at that time of twice the Right’s exercise price. These Rightsholders would also be entitled to purchase an equivalent number of shares at the exercise price if the Acquiring Person were to

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

control the Company’s Board of Directors and cause the Company to enter into certain mergers or other transactions. In addition, if an Acquiring Person acquired between 15% and 50% of the Company’s voting stock, the Company’s Board of Directors may, at its option, exchange one share of the Company’s common stock for each Right held (other than Rights held by the Acquiring Person). Rights held by the Acquiring Person will become void. The Rights will expire on December 4, 2008, unless earlier redeemed by the Board at $0.001 per Right.

Stock Repurchase Program

      On August 20, 2001, the Company announced that its Board of Directors had authorized the repurchase by the Company of up to one million shares of its common stock over the following twelve-month period. The stock repurchase program was approved in an effort to enhance shareholder value and to offset dilution from both the employee stock option exercises and the Company’s employee stock purchase program. Shares will be retired and cancelled upon repurchase. As of fiscal year-end 2001, the Company paid $4.3 million to repurchase 70,000 shares of its common stock.

Omnibus Stock and Employee Stock Purchase Plans

      Prior to fiscal year 1991, the Company had in place the 1982 Non-Qualified Stock Option Plan (the “1982 Plan”). During fiscal year 1991, the Company adopted the Omnibus Stock Plan (the “Plan”), which was amended and restated as of the Distribution, under which shares of common stock can be issued to officers, directors, key employees and consultants. The maximum number of shares of common stock available for awards under the Plan is 5,000,000 exclusive of substitute options issued in connection with the Distribution. The exercise price for incentive and nonqualified stock options granted under the Plan may not be less than 100% of the fair market value of the common stock at the date of the grant. For employees holding more than 10% of the voting rights of all classes of stock, the exercise price of incentive stock options may not be less than 110% of the fair market value of the common stock at the date of grant. Options granted will be exercisable at such times and be subject to such restrictions and conditions as determined by the Organization and Compensation Committee of the Company’s Board of Directors, but no option shall be exercisable later than five years from the date of grant for incentive stock options for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years from the date of grant for all other options. Options granted before November 2000 are generally exercisable in cumulative installments of one-third each year, commencing one year following date of grant, and expire if not exercised within seven or ten years from date of grant. Options granted after November 2000 are generally exercisable in the following manner: the first one-third one year from the date of grant, with the remainder vesting monthly during the following two-year period; and the options expire if not exercised within ten years from date of grant. Restricted stock grants may be awarded at prices ranging from 0% to 50% of the fair market value of the stock on the date of grant and may be subject to restrictions on transferability and continued employment as determined by the Organization and Compensation Committee.

      During November 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan was intended to supplement the Plan, with the exception that shares available for awards under the 2000 Plan may not be issued to directors or officers of the Company. The Company will continue to grant shares of common stock to directors and officers of the Company under the Plan. The maximum number of shares of common stock available for awards under the 2000 Plan is 3,000,000 shares. The conditions of the 2000 Plan generally mirror the Plan.

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Option activity under the 1982 Plan, the Plan and the 2000 Plan is presented below (in thousands, except per share amounts):

		Weighted Average
	Options	Exercise Price

Options outstanding at October 2, 1998	4,251	$42.33
Granted	61	37.28
Terminated or expired	(70)	47.47
Exercised	(531)	15.78

Options outstanding at April 1, 1999	3,711	43.40
Attributable to discontinued operations	(2,133)	46.44

Options Outstanding at April 1, 1999, prior to conversion	1,578	45.36

Options converted at April 2, 1999	3,445	20.78
Granted	2,676	18.32
Terminated or expired	(32)	22.71
Exercised	(140)	23.01

Options Outstanding at October 1, 1999	5,949	19.92
Granted	114	35.19
Terminated or expired	(314)	16.26
Exercised	(1,069)	19.00

Options Outstanding at September 29, 2000	4,680	20.51
Granted	1,686	56.19
Terminated or expired	(50)	21.13
Exercised	(1,889)	20.42

Options Outstanding September 28, 2001	4,427	$34.14

      At fiscal year-end 2001, 2000 and 1999, options for 2,456,000, 2,979,000 and 2,939,000 shares of common stock were exercisable and 3,873,000, 2,511,000 and 2,356,000 shares were available for future grants under the plans, respectively.

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

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarize information concerning outstanding and exercisable options under the 1982 Plan, the Plan and the 2000 Plan at the end of fiscal 2001 (in thousands, except number of years and per share amounts):

	Options Outstanding

		Weighted
		Average
		Remaining	Weighted
	Number	Contractual	Average
Range of Exercise Prices	Outstanding	Life (In Years)	Exercise Price

$11.25-$18.16	207	6.1	$17.27
18.31	1,591	7.5	18.31
18.50-22.27	483	5.5	22.08
23.50-55.56	495	6.4	29.76
55.81	1,571	9.1	55.81
58.90-72.45	80	9.5	66.75

Total	4,427	7.7	$34.14

	Options Exercisable

		Weighted
	Number	Average
Range of Exercise Prices	Exercisable	Exercise Price

$11.25-$18.16	203	$17.26
18.31	916	18.31
18.50-22.27	445	22.11
23.50-55.56	457	28.50
55.81	402	55.81
58.90-72.45	33	65.06

Total	2,456	$27.57

      During fiscal year 2001, the Company granted 90,908 restricted performance shares to several of its senior executives and 3,000 shares of restricted common stock to a senior executive under the Plan and the 2000 Plan at no cost to the employees. The restricted performance shares will vest 100% five years from the date of grant subject to the employees’ having satisfied defined performance objectives. Upon vesting, the Company will deliver one share of common stock for each performance share granted to the employee. In the event that the Company terminates an employee’s service prior to the end of the vesting period or an employee retires more than three years prior to the end of the vesting period, any unvested performance shares are forfeited. However, if the employee’s termination is by reason of death or disability or by the Company for any other reason other than for cause, the performance shares will become immediately vested. The restricted common stock granted to the senior executive will vest in the following manner: the first one-third three months from the date of grant; the second one-third fifteen months from the date of grant; and the last one-third twenty-seven months from the date of grant. In the event that the Company terminates the employee’s service prior to the end of the vesting period or the employee retires more than three years prior to the date such vesting is deemed to have occurred, any unvested restricted common stock is forfeited and automatically transferred to and reacquired by the Company at no cost to the Company. An employee may not sell or otherwise transfer unvested shares. Deferred stock compensation for both the restricted performance shares and the restricted common stock is measured at the stock’s fair value on the date of grant and is being amortized over their respective vesting periods. In connection with these grants, the Company recorded deferred stock compensation of $5.2 million. For fiscal year 2001, the Company recognized in “selling, general and administrative expenses” amortization of deferred stock compensation of $1.0 million. The Company estimates that the remaining deferred compensation of approximately $4.2 million at September 28, 2001 will be amortized as follows: $1.0 million during each of fiscal years 2002 through 2005, and $0.2 million during fiscal year 2006.

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount of deferred compensation expense recorded and to be recorded in future periods could decrease if restricted awards for which accrued but unvested compensation has been recorded are forfeited.

      No restricted stock grants were made in fiscal year 2000. During fiscal year 1999, 22,000 shares of restricted stock grants were awarded under the Plan at no cost to the employees. The restricted stock grants vest generally over a three-year period, however, restricted stock was vested for all employees immediately prior to the Distribution. Compensation expense from restricted stock was $2.7 million in fiscal year 1999.

      The Employee Stock Purchase Plan (the “ESPP”), which was amended and restated effective April 1, 2001 to be re-qualified under Section 423 of the Internal Revenue Code, covers substantially all employees in the United States and Canada. Beginning in fiscal year 2000, the participants’ purchase price is the lower of 85% of the closing market price on the first trading day of the each six-month period in the fiscal year or the last trading day of the same six-month period. Prior to fiscal year 2000, the participants’ purchase price was the lower of 85% of the closing market price on the first trading day of the fiscal quarter or the first trading day of the next fiscal quarter. During fiscal 2001, 2000 and 1999, 90,000 shares, 136,000 shares and 130,000 shares were issued under the ESPP for $3.9 million, $3.4 million and $3.7 million, respectively. The Amended and Restated ESPP also authorized an additional 675,000 shares for sale under the plan during fiscal year 2001. At fiscal year-end 2001, the Company had a balance of 1,817,000 shares reserved for the ESPP. The ESPP was suspended effective January 4, 1999 and reinstated October 4, 1999.

      The Company has adopted the pro forma disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock compensation plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net earnings and net earnings per share would have been reduced to the pro forma amounts shown below for fiscal years 2001, 2000 and 1999:

	Fiscal Years

	2001	2000	1999

	(Dollars in thousands,
	except per share amounts)
Net Earnings (Loss):
As reported	$54,250	$53,049	$(24,238)
Pro forma	$37,721	$48,100	$(26,193)
Net Earnings (Loss) Per Share — Basic:
As reported	$1.65	$1.71	$(0.80)
Pro forma	$1.15	$1.55	$(0.87)
Net Earnings (Loss) Per Share — Diluted:
As reported	$1.58	$1.64	$(0.79)
Pro forma	$1.10	$1.48	$(0.86)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

				Employee Stock
	Employee Stock Option			Purchase Plan

	2001	2000	1999	2001	2000	1999

Expected dividend yield	—	—	—	—	—	—
Risk-free interest rate	5.7%	6.5%	5.3%	3.4%	6.0%	4.4%
Expected volatility	41.0%	41.0%	29.0%	41.0%	41.0%	29.0%
Expected life (in years):
Employees	4	4	4	.50	.50	.25
Executive Officers	7	7	7	.50	.50	.25

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average estimated fair values of employee stock options granted during fiscal 2001, 2000 and 1999 were $27.13, $17.86 and $5.38 per share, respectively. The weighted average estimated fair values of the ESPP awards issued during fiscal 2001, 2000 and 1999 were $21.56, $20.39 and $9.90 per share, respectively.

Retirement Plans

      The Company has defined contribution retirement plans — the Varian Systems, Inc. Retirement Plan (the “Retirement Plan”) — covering substantially all of its United States and Canadian employees. The Company’s major obligation is to contribute an amount based on a percentage of each participant’s eligible base pay. The Company is also obligated to contribute a percentage of each participant’s Employee Incentive Plan (“EIP”) allocations should the participant elect to contribute their EIP to the Retirement Plan. For fiscal year 1999, no retirement plan profit sharing contribution was made due to the Company’s net loss resulting from the Distribution. Effective as of the beginning of fiscal year 2000, the Company terminated its retirement plan profit sharing contribution and replaced it with EIP bonus contributions. Participants are entitled, upon termination or retirement, to their portion of the retirement fund assets, which are held by a third-party custodian. In October 2000, the Retirement Plan was amended to allow participants to invest in common stock of the Company as an investment option. In addition, a number of the Company’s foreign subsidiaries have defined benefit retirement plans for regular full-time employees. Total pension expense for all plans amounted to $6.0 million, $5.7 million and $5.5 million, for fiscal 2001, 2000 and 1999, respectively.

Taxes on Earnings

      Taxes on earnings from continuing operations are as follows:

	Fiscal Years

	2001	2000	1999

	(Dollars in millions)
Current
U.S. federal	$26.6	$17.9	$7.1
Non-U.S.	14.4	13.4	15.3
State and local	3.7	1.6	(0.8)

Total current	44.7	32.9	21.6

Deferred
U.S. federal	(4.8)	(2.3)	(11.0)
Non-U.S.	(0.3)	(0.7)	(0.6)
State and local	(0.5)	1.9	—

Total deferred	(5.6)	(1.1)	(11.6)

Taxes on Earnings	$39.1	$31.8	$10.0

      In addition to the deferred taxes on earnings above, net deferred tax asset increased by an additional $7.9 million in fiscal year 2001 due primarily to the implementation of SAB 101 that resulted in additional deferred revenue.

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant items making up deferred tax assets and liabilities are as follows:

	Fiscal Year-End

	2001	2000

	(Dollars in millions)
Assets:
Product warranty	$7.9	$6.7
Deferred compensation	6.0	4.0
Environmental and other provisions	17.1	18.7
Inventory adjustments	8.6	6.4
Deferred revenue	11.5	1.6
Credit carryforwards	0.4	0.9
State deferred taxes	1.9	2.1
Capitalized research and development	7.4	8.4
Other	3.1	2.1

	63.9	50.9

Liabilities:
Accelerated depreciation	0.7	1.7
Net undistributed profits of foreign subsidiaries	5.4	5.4
Other	2.7	2.2

	8.8	9.3

Net Deferred Tax Asset	$55.1	$41.6

      The classification of the net deferred tax asset on the consolidated balance sheet is as follows:

	Fiscal Year-End

	2001	2000

	(Dollars in millions)
Net current deferred tax asset (included in other current assets)	$53.6	$39.3
Net long-term deferred tax asset (included in other assets)	1.5	2.3

Net Deferred Tax Asset	$55.1	$41.6

      At September 28, 2001, the Company had federal tax credit carryforwards of approximately $0.4 million, which expire in 2004, if not utilized.

      The Company has not provided for U.S. federal income and foreign withholding taxes on $52.1 million of cumulative undistributed earnings of non-U.S. subsidiaries as of September 28, 2001. Such earnings are intended to be reinvested for an indefinite period of time. If such earnings were not considered to be reinvested indefinitely, additional deferred taxes of $3.3 million would be provided. Where excess cash has accumulated in the Company’s non-U.S. subsidiaries and it is advantageous for tax or foreign exchange reasons, subsidiary earnings are remitted.

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effective tax rate on continuing operations differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Years

	2001	2000	1999

Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	2.5	2.7	(3.0)
Foreign taxes, net	(1.3)	1.5	1.9
Foreign sales corporation	(1.2)	(1.2)	(7.0)
Research and development credit	(0.5)	(0.5)	(0.9)
Non-deductible transaction costs	—	—	32.0
Other	2.0	—	(3.1)

Effective Tax Rate	36.5%	37.5%	54.9%

      Income taxes paid are as follows:

	Fiscal Years

	2001	2000	1999

	(Dollars in millions)
Federal income taxes (received) paid, net	$(2.4)	$1.7	$(12.7)
State income taxes (received) paid, net	(0.3)	1.5	(0.2)
Foreign income taxes paid, net	14.9	9.6	23.1

Total	$12.2	$12.8	$10.2

Reorganization Charges

      Fiscal year 2001 net reorganization income of $0.4 million consisted of approximately $0.8 million of reorganization income (net of portion due to VI as stipulated in one of the Distribution agreements) primarily resulting from the release of a reorganization accrual established to provide for potential executive disability claims as part of the Distribution that occurred on April 2, 1999, partially offset by $0.4 million of reorganization charges primarily attributable to legal fees incurred in excess of the amounts previously accrued.

      Fiscal year 2000 expenses included net reorganization charges of $0.2 million primarily attributable to legal fees incurred in excess of the accrual.

      Fiscal year 1999 expenses included net reorganization charges of $29.7 million, of which $24.9 million was incurred as a result of the Distribution and $4.8 million was incurred as a result of the Company’s restructuring of its X-ray Products segment by the closing of a manufacturing facility in Arlington Heights, Illinois to consolidate manufacturing at the Company’s existing facility in Salt Lake City, Utah. The $29.7 million net charge includes $34.3 million for retention bonuses for employee services provided prior to September 29, 2000, employee severance and executive compensation; $21.0 million for legal, accounting, printing and investment banking fees; $1.7 million for foreign taxes (excluding income taxes) resulting from the international reorganization of the Company’s subsidiaries in connection with the Distribution; and $6.8 million in other costs associated with the Distribution and restructuring; partially offset by a $34.1 million gain on the sale of the Company’s aircraft and long-term leasehold interests in certain of its Palo Alto facilities, together with the related buildings and other corporate assets.

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth specific details associated with these net reorganization charges (in thousands of dollars):

	Accrual at			Accrual at
	September 29,	Cash	Reclassifications/	September 28,
	2000	Payments	Adjustments	2001

Retention bonuses, severance, and executive compensation	$1,583	$(288)	$(1,295)	$—
Legal, accounting, printing and investment banking fees	100	(100)	—	—
Foreign taxes (excluding income taxes)	676	(475)	—	201

	$2,359	$(863)	$(1,295)	$201

Acquisition-related Expenses

      On June 6, 2000, the Company announced an agreement to acquire privately held IMPAC Medical Systems, Inc. (“IMPAC”). The Company incurred transaction costs of approximately $2.0 million. The transaction costs were largely made up of legal, accounting and investment adviser expenses. On November 6, 2000, the Company announced the abandonment of its proposed acquisition of IMPAC to avoid a protracted legal proceeding after the U.S. Department of Justice declared its intention to challenge the transaction on antitrust grounds. As a result, the Company recognized the $2.0 million of transaction costs in its fiscal year 2000 results of operations.

Other Non-Operating Charges

      In May 1999, the Company agreed to invest $5 million in a consortium to participate in the acquisition of a minority interest in dpiX LLC (“dpiX”), which supplies the Company with amorphous silicon based thin-film transistor arrays (“flat panels”) for its X-ray Products’ digital imaging subsystems and for its Oncology System’s PortalVision imaging systems. The Company invested $2.5 million in July 1999 and the remaining $2.5 million in July 2000. These amounts were included in “other assets” on the Company’s consolidated balance sheets. The investment was accounted for under the equity method. Under the agreement governing the consortium, each equity partner absorbs the consortium’s share of the gains and losses of dpiX based on a designated sequential order. The Company is required to absorb its portion of the consortium’s cumulative share of dpiX’s losses when the consortium’s cumulative share of dpiX’s losses exceeds $20 million. The Company has written off its entire $5 million investment in dpiX in the fourth quarter of fiscal year 2001 based upon the belief that the investment is other than temporarily impaired. The $5 million charge is included in non-operating expenses as “other” in the Company’s consolidated statements of earnings. Although the Company has recorded this accounting impairment charge in the current fiscal year, dpiX will continue to supply the Company with flat panels.

Purchase Business Combinations

      In July 1999, the Company acquired the assets and liabilities of Therapy Planning Division of Multimedia Medical Systems, Inc. — Brachytherapy for $7.5 million. The consolidated financial statements include the operating results from the date of acquisition. Pro forma results of operations have not been presented, because the effect of this acquisition was not material. The amount allocated to goodwill is amortized on a straight-line basis over 7 years.

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adoption of SAB 101

      The Company adopted SAB 101 during the fourth quarter of fiscal year 2001 and recorded the cumulative effect of the change in accounting principle retroactive to the beginning of fiscal year 2001. The cumulative effect of the change in accounting principle was an after-tax non-cash charge of $13.8 million (net of income taxes of $8.0 million) or $0.41 per diluted share, which includes pre-tax revenue of approximately $40.5 million less cost of sales and certain related expenses such as commissions. This amount is primarily comprised of the portion of revenue, the payment of which was contractually linked to the acceptance clause, and related profits associated with equipment that was shipped and previously recorded as revenue but for which installation and/or acceptance did not occur until after fiscal year 2000. Approximately $34.0 million of the $40.5 million of revenue deferred as of the beginning of fiscal year 2001 was recognized in 2001 upon installation and/or acceptance. Approximately $50.7 million of fiscal 2001 and prior years equipment shipments has been deferred as of September 28, 2001, of which approximately $41 million is expected to be recognized as revenue in fiscal year 2002. The Company’s revenue recognition policies are disclosed in “Summary of Significant Accounting Policies — Revenue Recognition.”

      The following table presents the Company’s estimated consolidated results of operations on an unaudited pro forma basis assuming the SAB 101 accounting change was retroactive to prior periods.

	Fiscal Years

	2000	1999

	(In thousands, except
	per share amounts)
Sales:
As reported	$689,700	$590,440
Pro forma	$677,152	$575,715
Gross Profit:
As reported	$257,097	$210,005
Pro forma	$250,877	$202,650
Net Earnings (Loss):
As reported	$53,049	$(24,238)
Pro forma	$49,171	$(27,499)
Net Earnings (Loss) Per Share — Basic:
As reported	$1.71	$(0.80)
Pro forma	$1.58	$(0.91)
Net Earnings (Loss) Per Share — Diluted:
As reported	$1.64	$(0.79)
Pro forma	$1.52	$(0.90)

Industry Segments

      The Company’s operations are grouped into two reportable segments: Oncology Systems and X-ray Products. These segments were determined based on how management views and evaluates the Company’s operations. GTC, including its brachytherapy business, is reflected in an “other” category. Other factors included in segment determination were similar economic characteristics, distribution channels, manufacturing environment, technology and customers. The Company evaluates performance and allocates resources based on earnings from continuing operations before interest and taxes. The accounting policies of the reportable segments are the same as those disclosed in the summary of significant accounting policies.

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Oncology Systems designs, manufactures, sells and services hardware and software products for radiation treatment of cancer and offers a fully integrated system of products consisting of linear accelerators and sophisticated ancillary products and services to extend their capabilities and efficiency. Products in the Oncology Systems business include linear accelerators, treatment simulators and treatment verification products as well as software systems for planning cancer treatments and managing information and images for radiation oncology. X-ray Products is involved in the design and manufacture of subsystems for diagnostic radiology, including X-ray-generating tubes and imaging subsystems. X-ray Products manufactures tubes for medical X-ray imaging applications including CT scanner, radiographic/ fluoroscopic, special procedures; and mammography and industrial X-ray tubes consisting of analytical X-ray tubes used for X-ray fluorescence and diffraction as well as tubes used for non-destructive imaging and gauging. GTC, the Company’s research facility, also manufactures and sells the Company’s brachytherapy products and services. In addition, GTC conducts externally funded contract research related to developing new medical technologies.

      Corporate includes shared costs of legal, tax, accounting, human resources, real estate, insurance, information technology, treasury and other management costs. A portion of the indirect and common costs has been allocated through the use of estimates. Accordingly, the following information is provided for purposes of achieving an understanding of operations, but may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies may not be meaningful.

      The Company operates various manufacturing and marketing operations outside the United States. Sales to customers located in Japan, as restated to reflect the adoption of SAB 101, were $70 million in fiscal 2001. Reported sales to customers located in Japan, under the previous accounting method, were $81 million in fiscal 2000 and $75 million in fiscal 1999. Sales between geographic areas are accounted for at cost plus prevailing markups arrived at through negotiations between profit centers. Related profits are eliminated in consolidation. No single customer represents 10% or more of the Company’s total sales.

      For fiscal 2001, 2000 and 1999, no single country outside the United States accounted for more than 10% of total assets.

Information about Profit/(Loss) and Assets

				Earnings from
				Continuing Operations
				Before Interest
	Sales			and Taxes

	2001	2000	1999	2001	2000	1999

	(Dollars in millions)
Oncology Systems	$614	$534	$459	$113	$93	$70
X-ray Products	139	136	123	18	18	11
Other	21	20	8	(3)	(5)	(8)

Total Industry Segments	774	690	590	128	106	73
Corporate	—	—	—	(23)	(18)	(49)

Total Company	$774	$690	$590	$105	$88	$24

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Capital			Depreciation &
	Total Assets			Expenditures			Amortization

	2001	2000	1999	2001	2000	1999*	2001	2000	1999*

	(Dollars in millions)
Oncology Systems	$357	$340	$333	$8	$8	$10	$10	$9	$9
X-ray Products	84	90	84	4	6	8	7	7	9
Other	16	20	18	—	1	3	2	2	1

Total Industry Segments	457	450	435	12	15	21	19	18	19
Corporate	302	153	104	5	4	7	4	4	5

Total Company	$759	$603	$539	$17	$19	$28	$23	$22	$24

*	Amounts may not agree to the consolidated financial statements due to amounts associated with discontinued operations.

Geographic Information

	Sales			Long-Lived Assets

	2001	2000	1999	2001	2000	1999

	(Dollars in millions)
United States	$405	$379	$267	$115	$111	$124
International	369	311	323	25	41	33

Total Company	$774	$690	$590	$140	$152	$157

      Sales are based on final destination of products sold.

Subsequent Event (Unaudited)

      On November 16, 2001, the Company’s Board of Directors declared a two-for-one stock split in the form of a stock dividend where holders of the Company’s common stock will receive one additional share of VMS common stock for each share of common stock held on the record date. The distribution of the shares will be

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payable on or around January 15, 2002 to stockholders of record as of December 10, 2001. The following unaudited summary reflects the pro forma net earnings per share restated for the two-for-one stock split:

	Fiscal Years

	2001	2000	1999

	(In thousands, except per share data)
Earnings from Continuing Operations	$67,970	$53,049	$8,218
Loss from Discontinued Operations	—	—	(32,456)
Cumulative Effect of Changes in Accounting Principles	(13,720)	—	—

Net Earnings (Loss)	$54,250	$53,049	$(24,238)

Pro Forma Net Earnings (Loss) Per Share — Basic:
Continuing Operations	$1.03	$0.85	$0.14
Discontinued Operations	—	—	(0.54)
Cumulative Effect of Changes in Accounting Principles	(0.21)	—	—

Pro Forma Net Earnings (Loss) Per Share — Basic	$0.82	$0.85	$(0.40)

Pro Forma Net Earnings (Loss) Per Share — Diluted:
Continuing Operations	$0.99	$0.82	$0.13
Discontinued Operations	—	—	(0.53)
Cumulative Effect of Changes in Accounting Principles	(0.20)	—	—

Pro Forma Net Earnings (Loss) Per Share — Diluted	$0.79	$0.82	$(0.40)

Shares Used in the Calculation of Pro Forma Net Earnings (Loss) Per Share:
Pro Forma Weighted Average Shares Outstanding — Basic	65,876	62,208	60,438

Pro Forma Weighted Average Shares Outstanding — Diluted	68,456	64,864	61,054

      Additionally, on the effective date of the two-for-one split, the Company will restate its common stock outstanding on the consolidated balance sheets at September 28, 2001 and September 29, 2000 to 67,359,000 and 63,537,000, respectively, and will reclassify $33.7 million and $31.8 million from capital in excess of par value to common stock at September 28, 2001 and September 29, 2000, respectively.

Quarterly Financial Data (Unaudited)

      During the fourth quarter of fiscal year 2001, but effective as of the beginning of fiscal year 2001, the Company adopted SEC’s SAB 101. As a result of SAB 101 and the associated SEC guidance, the Company changed its revenue recognition accounting policy for some of the hardware products in the Oncology Systems business and GTC. The Company recorded a non-cash after-tax charge of $13.8 million (net of income taxes of $8.0 million), or $0.41 per share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal year 2001. The Company’s revenue recognition policies are disclosed in “Summary of Significant Accounting Policies — Revenue Recognition.”

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has included the following restated unaudited quarterly information below to demonstrate the effect on first quarter through third quarter of fiscal year 2001 of the provisions of SAB 101 as they have been applied as of the beginning of fiscal year 2001:

	2001

							Fourth	Total
	First Quarter		Second Quarter		Third Quarter		Quarter	Year

	As		As		As
	previously	As	previously	As	previously	As
	reported	restated	reported	restated	reported	restated

	(Dollars in millions, except per share amounts)
Sales	$161.4	$161.4	$192.8	$200.0	$191.4	$186.2	$226.0	$773.6

Gross Profit	$56.5	$56.4	$71.4	$75.3	$71.8	$68.5	$86.8	$287.0

Net earnings before cumulative effect of changes in accounting principles	$9.3	$9.5	$15.6	$18.0	$19.5	$17.4	$23.1	$68.0
Cumulative effect of changes in accounting principles	0.1	(13.7)	—	—	—	—	—	(13.7)

Net Earnings	$9.4	$(4.2)	$15.6	$18.0	$19.5	$17.4	$23.1	$54.3

Net Earnings Per Share — Basic:
Net earnings per share before cumulative effect of changes in accounting principles	$0.29	$0.30	$0.48	$0.55	$0.59	$0.52	$0.69	$2.06
Cumulative effect of changes in accounting principles	—	(0.43)	—	—	—	—	—	(0.41)

Net earnings per share — basic	$0.29	$(0.13)	$0.48	$0.55	$0.59	$0.52	$0.69	$1.65

Net Earnings Per Share — Diluted:
Net earnings per share before cumulative effect of changes in accounting principles	$0.28	$0.28	$0.45	$0.52	$0.56	$0.50	$0.66	$1.99
Cumulative effect of changes in accounting principles	—	(0.40)	—	—	—	—	—	(0.41)

Net earnings per share — diluted	$0.28	$(0.12)	$0.45	$0.52	$0.56	$0.50	$0.66	$1.58

      Amounts as reported for fiscal year 2000 are as follows:

	2000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year

	(Dollars in millions, except per share amounts)
Sales	$141.3	$169.7	$170.7	$208.0	$689.7

Gross Profit	$50.4	$61.0	$62.1	$83.6	$257.1

Net Earnings	$5.2	$10.4	$14.0	$23.4	$53.0

Net Earnings Per Share:
Basic	$0.17	$0.33	$0.45	$0.74	$1.71

Diluted	$0.17	$0.32	$0.43	$0.71	$1.64

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The $13.7 million charge reflected in the cumulative effect of change in accounting principle in the first quarter of fiscal year 2001 represents the impact of the adoption of SAB 101 ($13.8 million charge, net of tax), partially offset by the impact of the adoption of SFAS 133 ($0.1 million income, net of tax). SAB 101 is discussed in “Adoption of SAB 101” and SFAS 133 is discussed in “Derivative Instruments and Hedging Activities.”

      Net earnings from continuing operations for the fourth quarter of fiscal year 2000 include net after tax acquisition-related expenses of $1.2 million and related diluted loss per share of $0.03.

      The four quarters for net earnings per share may not add to the total year because of differences in the weighted average number of shares outstanding during the quarters and the year.

SCHEDULE II

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS(1)

For the Fiscal Years Ended 2001, 2000 And 1999
(Dollars in thousands)

	Balance at	Charged to	Deductions			Balance
	Beginning	Costs and				at End of
Description	of Period	Expenses	Description	Amount		Period

Allowance for doubtful notes & accounts receivable:
Fiscal year ended 2001	$1,860	$1,697	Write-offs & Adjustments	$966		$2,591

Fiscal year ended 2000	$1,138	$1,142	Write-offs & Adjustments	$420		$1,860

Fiscal year ended 1999	$2,644	$2,704	Write-offs & Adjustments	$4,210	(2)	$1,138

Estimated liability for product warranty:
Fiscal year ended 2001	$19,975	$32,156	Actual Warranty Expenditures	$28,156		$23,975

Fiscal year ended 2000	$18,152	$27,670	Actual Warranty Expenditures	$25,847		$19,975

Fiscal year ended 1999	$44,153	$56,389	Actual Warranty Expenditures	$82,390	(3)	$18,152

(1)	As to column omitted the answer is “none.”

(2)	Includes a $2,420 deduction due to the spin-offs of the Company’s instruments and semiconductor businesses on April 2, 1999.

(3)	Includes a $22,437 deduction due to the spin-offs of the Company’s instruments and semiconductor businesses on April 2, 1999.

EXHIBIT INDEX

      Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

Exhibit
Number	Description

2	Amended and Restated Distribution Agreement, dated as of January 14, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc.(4)
3.1	Registrant’s Restated Certificate of Incorporation.(3)
3.2	Registrant’s By-Laws, as amended.(5)
4.1	Specimen Common Stock Certificate.(1)
4.2	Rights Agreement dated as of November 20, 1998 between Registrant and First Chicago Trust Company of New York, as Rights Agent, including the Form of Rights Certificate (together with Election to Exercise) attached thereto as Exhibit A, the form of Certificate of Designation of Registrant attached thereto as Exhibit B(6), the First Amendment to Rights Agreement dated as of April 1, 1999(7), and the Second Amendment to Rights Agreement dated as of August 17, 2001.(8)
10.1†	Registrant’s Omnibus Stock Plan.(3)
10.2†	Registrant’s Management Incentive Plan.(1)
10.3†	Registrant’s form of Indemnity Agreement with the directors and executive officers.(1)
10.4†	Registrant’s form of Change in Control Agreement with certain executive officers other than the Chief Executive Officer and the Chief Financial Officer.(1)
10.5†	Registrant’s Change in Control Agreement with the Chief Executive Officer.(1)
10.6†	Registrant’s Change in Control Agreement with the Chief Financial Officer.(1)
10.7†	Registrant’s Change in Control Agreement with General Counsel.(2)
10.8	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 1, 1999, between Registrant and Prudential Insurance Company of America (certain exhibits and schedules omitted).(1)
10.9	Employee Benefits Allocation Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc.(9)
10.10	Intellectual Property Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc.(10)
10.11	Tax Sharing Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc.(11)
10.12	Transition Services Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc.(12)
10.13†	Amended and Restated Severance Agreement between the registrant and Joseph B. Phair dated as of August 20, 1999. (2)
10.14†	Registrant’s Supplemental Retirement Plan.(2)
10.15†	Description of Certain Compensatory Arrangements between the registrant and the directors.(2)
10.16†	Description of Certain Compensatory Arrangements between the registrant and the executive officers.(2)
10.17†	Registrant’s Deferred Compensation Plan.(3)
10.18†	Registrant’s 2000 Stock Option Plan.(13)
10.19†	Registrant’s Retirement Plan.(14)

Exhibit
Number	Description

21	List of Subsidiaries.
23	Consent of Independent Accountants.
24	Power of Attorney by directors of the Company authorizing certain persons to sign this Annual Report on Form 10-K on their behalf.

(1)	Incorporated by reference from the exhibit of the same number to the registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598.

(2)	Incorporated by reference from the exhibit of the same number to the registrant’s Form 10-K Annual Report for the fiscal year ended October 1, 1999, File No. 1-7598.

(3)	Incorporated by reference from the exhibit of the same number to the registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2000, File No. 1-7598.

(4)	Incorporated by reference to Exhibit 2 to the registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598.

(5)	Incorporated by reference to Exhibit 3-B to the registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598.

(6)	Incorporated by reference to the registrant’s Registration Statement on Form 8-A filed on November 23, 1998 with respect to the NYSE.

(7)	Incorporated by reference to the registrant’s Amendment No. 1 to Registration Statement on Form 8-A/A filed on April 1, 1999 with respect to the NYSE.

(8)	Incorporated by reference to the registrant’s Amendment No. 2 to Registration Statement on Form 8-A/A-2 filed on November 6, 2001 with respect to the NYSE.

(9)	Incorporated by reference to Exhibit No. 99.1 to the registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598.

(10)	Incorporated by reference to Exhibit No. 99.2 to the registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598.

(11)	Incorporated by reference to Exhibit No. 99.3 to the registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598.

(12)	Incorporated by reference to Exhibit No. 99.4 to the registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598.

(13)	Incorporated by reference to Exhibit No. 99.1 to the registrant’s Registration Statement on Form S-8, Registration No. 333-57006, filed on March 14, 2001.

(14)	Incorporated by reference to Exhibit No. 99.1 to the registrant’s Registration Statement on Form S-8, Registration No. 333-57012, filed on March 14, 2001, and amended on June 20, 2001.

† Management contract or compensatory arrangement.