Form 10-Q
period 2001-12-28
VARIAN MEDICAL SYSTEMS INC
filed 2002-02-05
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2001
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-7598

VARIAN MEDICAL SYSTEMS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	94-2359345 (I.R.S. Employer Identification Number)

3100 Hansen Way, Palo Alto, California (Address of principal executive offices)	94304-1030 (Zip Code)

(650) 493-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $1 par value Preferred Stock Purchase Rights	Name of each exchange on which registered New York Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]    No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,378,008 shares of Common Stock, par value $1 per share, outstanding as of February 1, 2002.

www.varian.com

(NYSE: VAR)

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

     Except for historical information, this quarterly report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to our management. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in these forward-looking statements and reported results should not be considered an indication of future performance due to the factors listed below, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Factors Affecting Our Business” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2001, and from time to time in our other filings with the Securities and Exchange Commission. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as Intensity Modulated Radiation Therapy, or IMRT, brachytherapy, software, treatment techniques, and advanced X-ray products; growth drivers; Varian Medical Systems, Inc.’s (“VMS,” “we” or “our”) orders, sales, backlog or earnings growth; future financial results and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “will,” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those projected or management’s current expectations. Such risks and uncertainties include:

•	market acceptance and demand for our products;

•	our ability to anticipate and keep pace with changes in the marketplace and technological innovation;

•	our ability to successfully develop and commercialize new products and new product enhancements;

•	our ability to meet U.S. Food and Drug Administration and other domestic or foreign regulatory requirements or product clearances, which might limit the products we can sell, subject us to fines or other regulatory actions, and/or increase costs;

•	the impact of managed care initiatives or other healthcare reforms and/or limitations on third party reimbursements, including resulting pressure on pricing and demand for our products;

•	the effect on our profit margins of product recycling and related regulatory requirements in European and other countries;

•	the possibility that material product liability claims could harm our future sales or require us to pay uninsured claims, and the availability and adequacy of our insurance to cover any such liabilities;

•	our use of distributors for a portion of our sales, the loss of which could reduce sales;

•	the potential for continued consolidation in the X-ray tubes market;

•	our reliance on a limited number of original equipment manufacturer customers in our X-ray computed tomography tubes;

•	the effect that fluctuations in our operating results, including as a result of changes in accounting policies, may have on the price of our common stock;

•	the impact on our sales, margins and market share of competitive products and pricing;

•	economic, political and other risks associated with our significant international operations, including the enforceability of obligations, the extent of taxes and trade restrictions and licensing and other requirements, and protection of intellectual property;

•	the effect of foreign currency exchange rates;

•	our ability to protect our intellectual property and the competitive position of our products;

•	the possibility of intellectual property infringement claims against us;

•	the effect of environmental claims and clean-up expenses on our costs;

•	our reliance on sole source or a limited number of suppliers for some product components;

•	our ability to attract and retain qualified employees;

•	our ability to match manufacturing capacity with demand for our products;

•	the risk of loss or interruption to our operations or increased costs due to earthquakes, the availability of power and energy supplies and other events beyond our control;

•	our ability to meet time requirements for, and implement conversion to, the Euro currency in our business dealings and operations in some European countries;

•	the effect of price transparency on our business dealings in countries of the European Union following implementation of Euro currency regulations;

•	our potential responsibility for additional tax obligations and other liabilities arising out of the spin-off of segments of our former businesses; and

•	the possibility that provisions of our Certificate of Incorporation and stockholder rights plan might discourage a takeover and therefore limit the price of our common stock.

     By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended

	December 28,	December 29,
(Amounts in thousands, except per share amounts)	2001	2000

Sales:
Product	$149,280	$139,154
Service and other	25,847	22,197

Total Sales	175,127	161,351

Cost of Sales:
Product	92,815	88,157
Service and other	18,664	16,836

Total Cost of Sales	111,479	104,993

Gross Profit	63,648	56,358

Operating Expenses:
Research and development	11,112	11,169
Selling, general and administrative	31,924	30,472
Reorganization expense	2	37

Total Operating Expenses	43,038	41,678

Operating Earnings	20,610	14,680
Interest income	1,242	1,201
Interest expense	(1,085)	(1,000)

Earnings from Operations Before Taxes	20,767	14,881
Taxes on Earnings	7,580	5,360

Earnings before Cumulative Effect of Change in Accounting Principles	13,187	9,521
Cumulative Effect of Change in Accounting Principles — Net of Taxes	—	(13,720)

Net Earnings (Loss)	$13,187	$(4,199)

Net Earnings (Loss) Per Share — Basic:
Earnings before Cumulative Effect of Change in Accounting Principles	$0.20	$0.15
Cumulative Effect of Change in Accounting Principles — Net of Taxes	—	(0.22)

Net Earnings (Loss) Per Share — Basic	$0.20	$(0.07)

Net Earnings (Loss) Per Share — Diluted:
Earnings before Cumulative Effect of Change in Accounting Principles	$0.19	$0.14
Cumulative Effect of Change in Accounting Principles — Net of Taxes	—	(0.20)

Net Earnings (Loss) Per Share — Diluted	$0.19	$(0.06)

Shares Used in the Calculation of Net Earnings (Loss) Per Share:
Weighted Average Shares Outstanding — Basic	67,358	64,213

Weighted Average Shares Outstanding — Diluted	70,092	67,289

See accompanying notes to the condensed consolidated financial statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 28,	September 28,
(Dollars in thousands, except par values)	2001	2001

Assets
Current Assets:
Cash and cash equivalents	$239,526	$218,961
Accounts receivable, net	205,123	227,794
Inventories	123,930	111,777
Other current assets	59,974	60,971

Total Current Assets	628,553	619,503

Property, Plant and Equipment	209,755	209,105
Accumulated depreciation and amortization	(135,224)	(133,279)

Net Property, Plant and Equipment	74,531	75,826
Other Assets	66,435	63,870

Total Assets	$769,519	$759,199

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$174	$174
Accounts payable—trade	43,471	44,839
Accrued expenses	155,094	149,424
Product warranty	24,261	23,975
Advance payments from customers	67,169	66,942

Total Current Liabilities	290,169	285,354
Long-Term Accrued Expenses and Other	19,520	20,949
Long-Term Debt	58,500	58,500

Total Liabilities	368,189	364,803

Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock
Authorized 1,000,000 shares, par value $1 per share, issued and outstanding none	—	—
Common stock
Authorized 99,000,000 shares, par value $1 per share, issued and outstanding 67,284,000 shares at December 28, 2001 and 67,359,000 shares at September 28, 2001	67,284	67,359
Capital in excess of par value	93,618	92,160
Deferred stock compensation	(3,976)	(4,247)
Retained earnings	244,404	239,124

Total Stockholders’ Equity	401,330	394,396

Total Liabilities and Stockholders’ Equity	$769,519	$759,199

See accompanying notes to the condensed consolidated financial statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended

	December 28,	December 29,
	2001	2000

	(Dollars in thousands)
Operating Activities:
Net Cash Provided by Operating Activities	$32,930	$15,405

Investing Activities:
Purchase of property, plant and equipment	(3,204)	(4,606)
Increase in cash surrender value of life insurance	(2,908)	(2,773)
Other, net	(46)	98

Net Cash Used by Investing Activities	(6,158)	(7,281)

Financing Activities:
Net repayments on short-term obligations	—	(168)
Proceeds from common stock issued to employees	2,810	13,166
Repurchase of common stock	(11,187)	—

Net Cash Provided/(Used) by Financing Activities	(8,377)	12,998

Effects of Exchange Rate Changes on Cash	2,170	(878)

Net Increase in Cash and Cash Equivalents	20,565	20,244
Cash and Cash Equivalents at Beginning of Period	218,961	83,321

Cash and Cash Equivalents at End of Period	$239,526	$103,565

See accompanying notes to the condensed consolidated financial statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Varian Medical Systems, Inc. (the “Company” or “VMS”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain financial statement items have been reclassified to conform to the current year presentation. The results of operations for the three months ended December 28, 2001 are not necessarily indicative of the results to be expected for a full year or for any other period.

The condensed consolidated balance sheets as of December 28, 2001 and September 28, 2001 and the condensed consolidated statements of earnings for the first quarters of fiscal years 2002 and 2001 reflect the two-for-one stock split (effected in the form of a stock dividend) paid on January 15, 2002.

The cumulative effect of change in accounting principles reflects the net effect of the Company’s adoption in the first quarter of fiscal year 2001 of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” ($0.1 million income, net of tax); and Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” ($13.8 million charge, net of tax).

NOTE 2 — REORGANIZATION

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

During fiscal year 1999, the Company recognized net reorganization and related charges as a result of the Distribution and the restructuring of its X-ray Products segment. As of September 28, 2001, the Company had substantially completed all of the underlying activities.

NOTE 3 — INVENTORIES

Inventories are valued at the lower of cost or market (realizable value) using last-in, first-out (“LIFO”) cost for the U.S. inventories (except X-ray Products). All other inventories are valued principally at average cost. If the first-in, first-out (“FIFO”) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $16.1 million at December 28, 2001 and $15.1 million at September 28, 2001. The components of inventories are as follows:

	December 28,	September 28,
	2001	2001

	(Dollars in thousands)
Raw materials and parts	$78,644	$72,677
Work-in-process	10,289	9,391
Finished goods	34,997	29,709

Total Inventories	$123,930	$111,777

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 4 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has significant international transactions in foreign currencies and addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The forward exchange contracts generally range from one to twelve months in original maturity. The Company does not have any forward exchange contract with an original maturity greater than one year. The Company does not hold derivative instruments for speculative or trading purposes.

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

Under SFAS 133, the Company accounts for its hedges of international firmly committed sales orders as fair value hedges, such that changes in fair value for the effective portion of hedge contracts, if material, are recorded in “cost of sales.” At December 28, 2001, the Company had foreign exchange forward contracts maturing throughout the first quarter of fiscal year 2003 to sell and purchase $120 million and $29 million, respectively, in various foreign currencies.

The Company also hedges balance sheet exposures from its various foreign subsidiaries and business units. The Company enters into monthly foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency. These hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment under SFAS 133. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in “selling, general and administrative expenses” in the current period. At December 28, 2001, the Company had foreign exchange forward contracts maturing throughout fiscal year 2002 to sell and purchase $32 million and $7 million, respectively to hedge the risks associated with foreign currency denominated assets and liabilities.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 5 — EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the sum of the weighted average number of common shares outstanding and dilutive common equivalent shares. Dilutive common equivalent shares consist of stock options, restricted performance shares and restricted common stock. A reconciliation of the numerator and denominator used in the earnings (loss) per share calculations is presented as follows (in thousands, except per share amounts):

	Three Months Ended

	December 28,	December 29,
	2001	2000

Numerator—Basic and Diluted:
Earnings before Cumulative Effect of Change in Accounting Principles	$13,187	$9,521
Cumulative Effect of Change in Accounting Principles—Net of Taxes	—	(13,720)

Net Earnings (Loss)	$13,187	$(4,199)

Denominator—Basic:
Average shares outstanding	67,358	64,213

Net Earnings (Loss) Per Share—Basic:
Earnings before Cumulative Effect of Change in Accounting Principles	$0.20	$0.15
Cumulative Effect of Change in Accounting Principles—Net of Taxes	—	(0.22)

Net Earnings (Loss) Per Share—Basic	$0.20	$(0.07)

Denominator—Diluted:
Average shares outstanding	67,358	64,213
Dilutive common equivalent shares	2,734	3,076

	70,092	67,289

Net Earnings (Loss) Per Share—Diluted:
Earnings before Cumulative Effect of Change in Accounting Principles	$0.19	$0.14
Cumulative Effect of Change in Accounting Principles—Net of Taxes	—	(0.20)

Net Earnings (Loss) Per Share—Diluted	$0.19	$(0.06)

Options to purchase 829,365 shares at an average exercise price of $35.78 per share were outstanding on a weighted average basis during the three months ended December 28, 2001, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the shares.

Options to purchase 1,490,040 shares at an average exercise price of $27.91 per share were outstanding on a weighted average basis during the three months ended December 29, 2000, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the shares.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 6 — INDUSTRY SEGMENTS

The Company’s operations are grouped into two reportable industry segments: Oncology Systems and X-ray Products. These industry segments were determined based on how management views and evaluates the Company’s operations. The Company’s Ginzton Technology Center (“GTC”), including its brachytherapy business, is reflected in an “other” category. The Company evaluates performance and allocates resources primarily based on earnings before interest and taxes.

Information about Profit/(Loss)

			Earnings Before
	Sales		Interest and Taxes

	Three Months Ended		Three Months Ended

	December 28,	December 29,	December 28,	December 29,
	2001	2000	2001	2000

	(Dollars in millions)
Oncology Systems	$146	$124	$27	$16
X-ray Products	25	33	1	3
Other	4	4	(1)	(1)

Total Industry Segments	175	161	27	18
Corporate	—	—	(6)	(3)

Total Company	$175	$161	$21	$15

NOTE 7 — ADOPTION OF SAB 101

The Company adopted Staff Accounting Bulletin No. 101 (“SAB 101”) during the fourth quarter of fiscal year 2001 and recorded the cumulative effect of the change in accounting principle retroactive to the beginning of fiscal year 2001. The cumulative effect of the change in accounting principle was an after-tax non-cash charge of $13.8 million (net of income taxes of $8.0 million) or $0.20 per diluted share, which includes pre-tax revenue of approximately $40.5 million less cost of sales and certain related expenses such as commissions. This amount is primarily comprised of the portion of revenue, the payment of which was contractually linked to the acceptance clause, and related profits associated with equipment that was shipped and previously recorded as revenue but for which installation and/or acceptance did not occur until after fiscal year 2000. Approximately $34.0 million of the $40.5 million of revenue deferred as of the beginning of fiscal year 2001 was recognized in 2001 upon installation and/or acceptance.

NOTE 8 — ADOPTION OF SFAS 142

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001; however, the Company elected to early adopt SFAS 142 in the first quarter of fiscal year 2002. If the Company had not adopted SFAS 142, the Company would have recorded approximately $0.7 million of goodwill amortization for the first quarter of fiscal year 2002, or the equivalent of $0.01 per diluted share. The Company recorded $0.7 million of goodwill amortization in the first quarter of fiscal year 2001, or the equivalent of $0.01 per diluted share. The Company’s earnings before cumulative effect of change in accounting principles, net loss and related per share amounts would have been $10 million, ($3.7 million) and $0.15 and ($0.05) per diluted share, respectively, in the first quarter of fiscal year 2001 had SFAS 142 been adopted at the beginning of the three month period ended December 29, 2000.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The Company’s carrying value of goodwill of approximately $49.9 million at December 28, 2001 is primarily attributable to its Oncology Systems industry segment.

NOTE 9 — STOCK SPLIT

On November 16, 2001, the Company’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. The distribution of the shares was made on January 15, 2002 to stockholders of record as of December 10, 2001. Unless otherwise stated, all references in the financial statements to the number of shares and per share amounts of the Company’s common stock have been retroactively restated to reflect the increased number of shares resulting from the split.

NOTE 10 — STOCK REPURCHASE PROGRAM

On August 20, 2001, the Company announced that its Board of Directors had authorized the repurchase by the Company of up to one million shares of its common stock (on a pre-split basis) over the following twelve-month period. The stock repurchase program was approved in an effort to enhance shareholder value. Shares will be retired and cancelled upon repurchase. During the quarter ended December 28, 2001, the Company paid $11.2 million to repurchase 320,000 shares of its common stock.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at nine sites where Varian Associates, Inc. is alleged to have shipped manufacturing waste for recycling or disposal. In addition, the Company is overseeing environmental cleanup projects and as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company’s sale of its electron devices business during 1995, and the sale of its thin film systems business during 1997). Under the terms of the agreement governing the Distribution, Varian, Inc. (“VI”) and Varian Semiconductor Equipment Associates, Inc. (“VSEA”) are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $0.4 million (net of amounts borne by VI and VSEA) for both the three months ended December 28, 2001 and December 29, 2000, respectively, on environmental investigation, cleanup and third party claim costs.

For a number of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities (including cleanup costs, reimbursements to third parties, project management costs and legal costs) if undertaken. As of December 28, 2001, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects for these sites ranged in the aggregate from $4.7 million to $13.6 million. The time frame over which the Company expects to complete the cleanup projects varies with each site, ranging up to approximately 30 years as of December 28, 2001. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $4.7 million as of December 28, 2001. The amount accrued has not been discounted to present value.

As to other sites and facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future cleanup activities. As of December 28, 2001, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects, including paying third party claims, for these sites and facilities ranged in the aggregate from $20.1 million to $43.0 million. The time frame over which these cleanup projects

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

are expected to be complete varies with each site and facility, ranging up to approximately 30 years as of December 28, 2001. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within in the range was $23.8 million at December 28, 2001. The Company accordingly accrued $16.0 million, which represents its best estimate of the future costs of $23.8 million discounted at 4%, net of inflation. This accrual is in addition to the $4.7 million described in the preceding paragraph.

The foregoing amounts are only estimates of anticipated future environmental-related costs to cover the known cleanup projects, and the amounts actually spent may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental cleanup activities, the large number of sites and facilities involved and the amount of third party claims. The Company believes that most of these cost ranges will narrow as cleanup activities progress. The Company believes that its reserves are adequate, but as the scope of its obligations becomes more clearly defined, these reserves (and the associated indemnification obligations of VI and VSEA) may be modified and related charges/credits against earnings may be made.

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

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company received certain cash payments in the form of settlements and judgments during fiscal years 1995, 1996, 1997, 1998 and 2001 from defendants, its insurers and other third parties. The Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

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

NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

a long-lived asset, except for certain obligations of lessees. The Company believes that the adoption of SFAS 143 will not have a material impact on the financial position or results of operations of the Company.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”), which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supersedes FASB Statement No. 121 and Accounting Principles Board Opinion No. 30; however, it retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 also addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The Company believes that the adoption of SFAS 144 will not have a material impact on the financial position or results of operations of the Company.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of Varian Medical Systems, Inc. and its subsidiaries as of December 28, 2001 and September 28, 2001, and the related condensed consolidated statements of earnings for each of the three-month periods ended December 28, 2001 and December 29, 2000 and the condensed consolidated statements of cash flows for the three-month periods ended December 28, 2001 and December 29, 2000. These financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 18, 2002

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     VMS is a world leader in the design and manufacture of integrated cancer therapy systems, as well as high-quality, cost-effective X-ray tubes for original equipment manufacturers, replacement X-ray tubes and imaging subsystems. Our Oncology Systems line consists of a fully integrated system of products, including not only linear accelerators but also sophisticated ancillary products and services. Our linear accelerators and simulators are sold and in service around the world. Our X-ray tubes are sold to most major diagnostic equipment manufacturers and cover a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, special procedures and mammography. Sales in our Ginzton Technology Center, or GTC, consist primarily of brachytherapy products and, to a lesser extent, amounts earned under research contracts. GTC is also pursuing other new business areas, including the potential of combining advances in focused energy and imaging technology with the latest breakthroughs in biotechnology.

     On November 16, 2001, our Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. The distribution of the shares was made on January 15, 2002 to stockholders of record as of December 10, 2001. Unless otherwise stated, all references in the financial statements to the number of shares and per share amounts of our common stock have been retroactively restated to reflect the increased number of shares resulting from the split.

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

     In conjunction with this change in accounting policy, we recognized an after-tax charge in the first quarter of fiscal year 2001 of $13.8 million (net of income taxes of $8.0 million), or $0.20 per diluted share, representing the cumulative effect on prior years of the application of SAB 101. Periods prior to fiscal year 2001 were not restated.

     In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001; however, we elected to early adopt SFAS 142 in the first quarter of fiscal year 2002. If we had not adopted SFAS 142, we would have recorded approximately $0.7 million of goodwill amortization for the first quarter of fiscal year 2002, or the equivalent of $0.01 per diluted share. We recorded $0.7 million of goodwill amortization in the first quarter of fiscal year 2001, or the equivalent of $0.01 per diluted share.

     This discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this report, as well as the information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Business” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2001.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

Results of Operations

Fiscal Year

     Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2002 is the 52-week period ending September 27, 2002, and fiscal year 2001 is the 52-week period ending September 28, 2001. The fiscal quarters ended December 28, 2001 and December 29, 2000 were both 13 weeks long.

First Quarter of Fiscal Year 2002 Compared to First Quarter of Fiscal Year 2001

Total Sales: Our total sales of $175 million in the first quarter of fiscal year 2002 were 9% higher than our sales of $161 million in the first quarter of fiscal year 2001. International sales were $66 million, or 38% of sales, in the first quarter of fiscal year 2002, compared to $84 million, or 52% of sales, in the first quarter of fiscal year 2001. Product sales were $149 million (85% of total sales) in the first quarter of fiscal year 2002, compared to $139 million (86% of total sales) in the first quarter of fiscal year 2001. Service and other sales were $26 million (15% of total sales) in the first quarter of fiscal year 2002, compared to $22 million (14% of sales) in the first quarter of fiscal year 2001.

SALES (by segment and revenue classification)	First quarter 2002	First quarter 2001

	(Dollars in millions)
Oncology Systems:
–– Product	$122.3	$104.1
— Service and other	23.6	20.4

Total Oncology Systems	$145.9	$124.5

X-ray Products:
–– Product	$24.7	$32.8
— Service and other	—	0.1

Total X-ray Products	$24.7	$32.9

GTC:
–– Product	$2.3	$2.3
–– Service and other	2.2	1.6

Total GTC	$4.5	$3.9

SALES (by segment and region)	First quarter 2002	First quarter 2001

	(Dollars in millions)
Oncology Systems:
–– North America	$95.9	$64.1
— Europe	31.4	35.1
— Asia	14.5	19.8
— Rest of the world	4.1	5.5

Total Oncology Systems	$145.9	$124.5

X-ray Products:
–– North America	$9.8	$10.2
— Europe	3.9	4.3
— Asia	9.6	17.6
— Rest of the world	1.4	0.8

Total X-ray Products	$24.7	$32.9

GTC	$4.5	$3.9

Oncology Systems sales:	Total sales for the Oncology Systems business increased 17% to $146 million (83% of total sales) in the first quarter of fiscal year 2002, compared to $124 million (77% of total sales) for the same period in fiscal year 2001.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

Oncology Systems product sales increased 18% to $122 million (84% of total Oncology Systems sales) in the first quarter of fiscal year 2002, compared to $104 million (84% of total Oncology Systems sales) for the same period in fiscal year 2001. Service and other sales, which include service contracts and services to customers billed on a time-and-materials basis, increased 16% to $24 million (16% of total Oncology Systems sales) in the first quarter of fiscal year 2002, compared to $20 million (16% of total Oncology Systems sales) for the same period in fiscal year 2001. The weakness in international sales (which decreased 17% from a year ago) was more than offset by the strength in North America sales (which increased by 50%) due primarily to the timing of customer delivery schedules. For the full fiscal year 2002, we expect international sales to remain relatively unchanged when compared to fiscal year 2001. However, we expect strong performance from North America due to increased backlog levels and continued demand for Intensity Modulated Radiation Therapy, or IMRT, and IMRT-related products.

X-Ray Product sales:	Total X-ray Products sales decreased 25% to $25 million (14% of total sales) in the first quarter of fiscal 2002, compared to $33 million (20% of total sales). As was noted in the third quarter of fiscal 2001, our sales of CT scanning tubes have been declining as a result of excess inventory levels at our largest Japanese original equipment manufacturer, or OEM, customer. In addition, consolidation is occurring in the OEM markets, including the acquisition of previous customers by companies that also manufacture competing X-ray tube products. This, in turn, has resulted in reduced sales of our X-ray tube products. Further, certain of our customers appear to have lost market share, resulting in lower sales of our X-ray tubes. We continue to expect that the decline in our sales will persist through at least the second quarter of fiscal year 2002. With these factors and the anticipated reduction in sales during the first half of fiscal year 2002, we now expect fiscal year 2002 sales will decline in single digits from fiscal year 2001 levels.

GTC Sales:	GTC sales were $5 million for the first quarter of fiscal year 2002, compared to $4 million for the same period in fiscal year 2001. Product sales were $2 million for the first quarter of fiscal year 2002, compared to $2 million for the same period in fiscal year 2001. Service and other sales, which include service contracts, service to customers billed on a time-and-materials basis and research contracts, were $2 million for both the first quarter of fiscal years 2002 and 2001, respectively. Total GTC sales increased modestly in the first quarter of fiscal year 2002 compared to the first of fiscal year 2001 due to higher international government contract sales.

Gross Profit: We recorded gross profit of $64 million in the first quarter of fiscal year 2002 and $56 million in the first quarter of fiscal year 2001. As a percentage of total sales, gross profit was 36% in the first quarter of fiscal year 2002 and 35% in the first quarter of fiscal year 2001. Product gross profit was 38% in the first quarter of fiscal year 2002 compared to 37% in the first quarter of fiscal year 2001. The gross profit increase in product sales in the first quarter of fiscal year 2002 resulted primarily from proportionately greater North American sales, which traditionally have better gross profit margins than international sales. Gross profit for service and other sales was 28% in the first quarter of fiscal year 2002, compared to 24% in the first quarter of fiscal year 2001. The gross profit increase in service and other sales resulted primarily from increased sales volume.

Gross profit as a percentage of sales of Oncology Systems increased to 38% in the first quarter of fiscal year 2002 from 36% for the same period in fiscal 2001 due principally to a favorable geographic mix shift toward North American sales and, to a lesser extent, a product mix shift toward higher-margin ancillary products. However, gross profit as a percentage of sales in our X-ray Products business decreased to 25%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

in the first quarter of fiscal year 2002 from 29% in the first quarter of fiscal year 2001. The gross profit decrease stemmed primarily from the decline in sales volume.

Research and Development: Research and development expenses remained unchanged on a dollar basis at $11 million in the first quarter of fiscal years 2002 and 2001, respectively. As a percentage of sales, research and development expenses declined to 6% of sales in the first quarter of fiscal year 2002 from 7% of sales in the first quarter of fiscal year 2001 due to the increase in sales in the first quarter of fiscal 2002.

Selling, General and Administrative: Selling, general and administrative expenses increased to $32 million in the first quarter of fiscal year 2002 compared to $30 million in the same period of fiscal year 2001, representing 18% and 19% of sales, respectively. The increase in absolute dollars in selling, general and administrative expenses in the first quarter of fiscal year 2002 was largely attributable to a $0.5 million hedging loss related to hedges of our foreign-currency-denominated assets and liabilities compared to approximately $1 million of foreign currency hedging gain of the same nature in the first quarter of the prior fiscal year and, to a lesser extent, increased legal expenses and $0.4 million in expenses associated with a workforce reduction that affected approximately 20 employees in the X-ray Products business. These increased expenses were partially offset by the elimination of $0.7 million in amortization expense and lower commission expenses associated with lower international shipments. The decrease in selling, general and administrative expenses as a percentage of sales was largely due to the proportionately greater increase in sales recorded in the first quarter of fiscal year 2002.

Reorganization Expense: First quarter fiscal year 2002 net reorganization expense decreased to $2,000 from $37,000 in the same period in fiscal year 2001. The decline resulted primarily from our substantial completion by September 28, 2001 of all of the underlying activities.

Interest Income, Net: Net interest income was unchanged at $0.2 million for the first quarters of fiscal years 2002 and 2001, respectively. Interest income earned on our interest-bearing investments was slightly greater than the interest expense on our long-term debt as increased cash levels were largely offset by declining interest rates.

Taxes on Earnings: Our estimated effective tax rate for the first quarter of fiscal year 2002 was 36.5%. In general, our effective income tax rate differs from the statutory rates largely as a function of benefits realized from our extra territorial income exclusion, research and development tax credits and net foreign taxes.

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

     At December 28, 2001, we had $59 million of long-term loans and $0.2 million of short-term notes payable. Interest rates on the outstanding long-term loans on this date range from 6.70% to 7.15% with a weighted average interest rate of 6.82%. As of December 28, 2001, the weighted average interest rate on the short-term notes payable was 6.06%. The long-term loans currently contain covenants that limit future borrowings and cash dividend payments. The covenants also require us to maintain specified levels of working capital and operating results. At December 28, 2001, we were in compliance with all such loan covenants.

     At December 28, 2001, we had $240 million in cash and cash equivalents (approximately 27% of which was held abroad and would be subject to additional taxation if it was repatriated to the U.S.) compared to $219 million at September 28, 2001.

     Our primary cash inflows and outflows for the first quarter of fiscal year 2002 and 2001 were as follows:

•	We generated net cash from operating activities of $33 million during the first quarter of fiscal year 2002, compared to $15 million in the same period of fiscal year 2001. The primary contributors to the increase in operating cash flow during the first quarter of fiscal year 2002 compared to the first quarter of fiscal

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

year 2001 were a $10 million reduction in inventory spending and a $4 million increase in net earnings. Net cash provided by operating activities in the first quarter of fiscal year 2002 relate primarily to $13 million in net earnings and $7 million in net non-cash charges including depreciation, amortization, and other, and a $20 million reduction in accounts receivable, $4 million increase in accrued expenses, and $2 million of tax benefits from employee stock option exercises, partially offset by additions to inventory of $12 million, a $1 million decrease in accounts payable and a decrease in long-term accrued expenses of $1 million.

•	Investing activities used $6 million of net cash in the first quarter of fiscal year 2002 compared to $7 million in the first quarter of fiscal year 2001. Net cash used in investing activities in both the first quarter of fiscal years 2002 and 2001 was primarily to purchase property, plant and equipment and an increase in the cash surrender value of life insurance.

•	Financing activities used net cash of $8 million in the first quarter of fiscal year 2002 compared to net cash provided of $13 million in the same period of fiscal year 2001. Net cash used by financing activities in the first quarter of fiscal year 2002 resulted from $11 million used for the purchase of common stock, partially offset by $3 million in proceeds from employee stock option exercises. Net cash provided by financing activities in the first quarter of fiscal year 2001 resulted primarily from $13 million in proceeds from stock option exercises.

     Total debt as a percentage of total capital remained unchanged at 13% as of December 28, 2001 and September 28, 2001, respectively. The ratio of current assets to current liabilities remained unchanged at 2.17 to 1 as of December 28, 2001 and September 28, 2001, respectively. At December 28, 2001, we had $87.3 million available in unused uncommitted lines of credit as well as an additional $50 million in an unused committed revolving credit facility. Given our strong cash position and high liquidity levels, we elected to cancel the revolving credit facility in January 2002.

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

Stock Repurchase Program

     On August 20, 2001, we announced that our Board of Directors had authorized the repurchase by VMS of up to one million shares of our common stock on a pre-split basis over the next twelve months. The stock repurchase program was approved in an effort to enhance shareholder value. Shares will be retired and cancelled upon repurchase. During the first quarter ended December 28, 2001, we paid $11.2 million to repurchase 320,000 shares of our common stock under this program.

Recent Accounting Pronouncements

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, or SFAS 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. We believe that the adoption of SFAS 143 will not have a material impact on our consolidated financial position or results of operations.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 also addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. We believe that the adoption of SFAS 144 will not have a material impact on our consolidated financial position or results of operations.

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

     In addition, we may incur significant additional costs to comply with future changes in existing environmental laws and regulations or new laws and regulations. For example, several countries are proposing to require manufacturers to take back, recycle and dispose of products at the end of the equipment’s useful life. The European Union, or EU, has proposed directives that may require medical equipment manufacturers to bear some or all of the cost of product disposal at the end of the products’ useful life and to be unable to use some hazardous substances in products sold in the EU. These directives, if approved, would create increased costs for our operations.

     From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. Under various laws (such as the federal “Superfund” law) and under our obligations concerning operations before the spin-offs, we are overseeing environmental cleanup projects from our pre-spun-off operations and as applicable reimbursing third parties (such as the U.S. Environmental Protection Agency or other responsible parties) for cleanup activities. Under the terms of agreement governing the spin-offs, we are obligated to pay one-third of specified environmental liabilities caused by operations before the spin-offs, with VI and VSEA obligated for the balance. The cleanup projects we are overseeing are being conducted under the direction of or in consultation with relevant regulatory agencies. We estimated these cleanup projects would take up to 30 years to complete. As described below, we have accrued a total of $20.7 million to cover our liabilities for these cleanup projects:

•	Our estimate of future costs to complete cleanup activities at certain sites ranges from $4.7 million to $13.6 million. For these estimates, we have not discounted the costs to present dollars because of the uncertainties that make it difficult to develop a best estimate and have accrued $4.7 million, which is the amount at the low end of the range.

•	For eight cleanup projects, we have sufficient knowledge to develop better estimates of our future costs. While our estimate of future costs to complete these cleanup projects, including third party claims, ranges from $20.1 million to $43 million, our best estimate within that range is $23.8 million. For these projects we have accrued $16.0 million; which is our best estimate of the $23.8 million discounted to present dollars at 4%, net of inflation.

     When we developed the estimates above, we considered the financial strength of other potentially responsible parties. These amounts are, however, only estimates and may be revised in the future as we get more information on these projects. We may also spend more or less than these estimates. Based on current information, we believe that our reserves are adequate. At this time, management believes that it is remote that any single environmental event would have a materially adverse impact on our financial statements in any single fiscal year. We spent $0.4 million (net of amounts borne by VI and VSEA) during the first quarter of fiscal years 2002 and 2001, respectively.

     We have received cash payments in the form of settlements and judgments from various insurance companies and other third parties in 1995, 1996, 1997, 1998 and 2001. In addition, we have an agreement with an insurance company to pay a portion of our past and future expenditures. As a result of this agreement, we have a $3.7 million receivable included in “other assets” as of December 28, 2001. We believe that this receivable is collectible because it is based on a binding, written settlement agreement with a financially viable insurance company. Although we

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

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

Foreign Currency Exchange Rate Risk

     As a global concern, we are exposed to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposures related to non-U.S. dollar denominated sales and purchases throughout Europe, Asia and Australia. On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency. We have not experienced any material currency exposure due to the Euro conversion. Based on our evaluation to date, we do not expect the Euro conversion to create any change in currency exposure due to our existing hedging practices.

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

     The notional value of sold forward exchange contracts outstanding as of December 28, 2001 totaled $151.5 million. The notional value of purchased forward exchange contracts outstanding as of December 28, 2001 totaled $36.3 million. The notional amounts of forward exchange contracts are not a measure of our exposure.

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and notes payable. We have not used derivative financial instruments in our investment portfolio, and the investment portfolio currently includes highly liquid instruments in short-term investments. In the future, we may consider longer-term investments which may or may not include derivative instruments. We primarily enter into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions.

     The fair value of our investment portfolio or related income would not be significantly impacted by interest rates since the investment maturities are short. The principal amount of cash and cash equivalents at December 28, 2001 totaled $240 million with a related weighted average interest rate of 1.93%. Our long-term debt of $59 million at December 28, 2001 carries a weighted average fixed interest rate of 6.82% with principal payments due in various installments over a ten-year period, beginning in 2005. Our short-term notes payable of $0.2 million at December 28, 2001 carried a weighted average interest rate of 6.06% as of that date.

     The estimated fair value of our cash and cash equivalents (a portion of which was held abroad at December 28, 2001 and would be subject to additional taxation if it was repatriated in the U.S.) approximates the principal amounts reflected above based on the short maturities of these financial instruments.

     Although payments under some of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit
No.	Description

4.1	Third Amendment to Rights Agreement, dated as of November 16, 2001, between Varian Medical Systems, Inc., and First Chicago Trust Company of New York and EquiServe Trust, N.A., as Rights Agent.(1)

4.2	Fourth Amendment to Rights Agreement, dated as of January 15, 2002, between Varian Medical Systems, Inc., and First Chicago Trust Company of New York and EquiServe Trust, N.A., as Rights Agent.(2)

15.1	Letter Regarding Unaudited Interim Financial Information.

(1)	Incorporated by reference to Exhibit 4 to the Company’s Amendment No. 3 to Registration Statement on Form 8-A/A-3 dated January 4, 2002, with respect to the New York Stock Exchange.

(2)	Incorporated by reference to Exhibit 4 to the Company’s Amendment No. 4 to Registration Statement on Form 8-A/A-4 dated January 15, 2002, with respect to the New York Stock Exchange.

(b)	The Company did not file any reports on Form 8-K during the quarter ended December 28, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC. (Registrant)

Dated: February 5, 2002	By:	/s/ Elisha W. Finney

Elisha W. Finney Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

4.1	Third Amendment to Rights Agreement, dated as of November 16, 2001, between Varian Medical Systems, Inc., and First Chicago Trust Company of New York and EquiServe Trust, N.A., as Rights Agent. (1)

4.2	Fourth Amendment to Rights Agreement, dated as of January 15, 2002, between Varian Medical Systems, Inc., and First Chicago Trust Company of New York and EquiServe Trust, N.A., as Rights Agent. (2)

15.1	Letter Regarding Unaudited Interim Financial Information.

(1)	Incorporated by reference to Exhibit 4 to the Company’s Amendment No. 3 to Registration Statement on Form 8-A/A-3 dated January 4, 2002, with respect to the New York Stock Exchange.

(2)	Incorporated by reference to Exhibit 4 to the Company’s Amendment No. 4 to Registration Statement on Form 8-A/A-4 dated January 15, 2002, with respect to the New York Stock Exchange.