Form 10-Q
period 2002-03-29
VARIAN MEDICAL SYSTEMS INC
filed 2002-05-01
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2002
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,982,979 shares of Common Stock, par value $1 per share, outstanding as of April 30, 2002.

www.varian.com
(NYSE: VAR)

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

     Except for historical information, this quarterly report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to our management. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in these forward-looking statements and reported results should not be considered an indication of future performance due to the factors listed below, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Factors Affecting Our Business” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2001, and from time to time in our other filings with the Securities and Exchange Commission. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as Intensity Modulated Radiation Therapy, or IMRT, brachytherapy, software, treatment techniques, and advanced X-ray products; growth drivers; Varian Medical Systems, Inc.’s (“VMS,” “we” or “our”) orders, sales, backlog or earnings growth; future financial results and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “will,” “hopeful,” “continued,” “could,” “estimating,” “optimistic,” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those projected or management’s current expectations. Such risks and uncertainties include:

•	market acceptance and demand for our products;

•	our ability to anticipate and keep pace with changes in the marketplace and technological innovation;

•	our ability to successfully develop and commercialize new products and new product enhancements;

•	our ability to meet U.S. Food and Drug Administration and other domestic or foreign regulatory requirements or product clearances, which might limit the products we can sell, subject us to fines or other regulatory actions, and/or increase costs;

•	the impact of managed care initiatives or other healthcare reforms and/or limitations on third party reimbursements, including resulting pressure on pricing and demand for our products;

•	the effect on our profit margins of product recycling and related regulatory requirements in European and other countries;

•	the possibility that material product liability claims could harm our future sales or require us to pay uninsured claims, and the availability and adequacy of our insurance to cover any such liabilities;

•	our use of distributors for a portion of our sales, the loss of which could reduce sales;

•	our ability to maintain or increase operating margins;

•	the potential for continued consolidation in the X-ray tubes market;

•	our reliance on a limited number of original equipment manufacturer customers in our X-ray computed tomography tubes;

•	the effect that fluctuations in our operating results, including as a result of changes in accounting policies, may have on the price of our common stock;

•	the impact on our sales, margins and market share of competitive products and pricing;

•	economic, political and other risks associated with our significant international operations, including the enforceability of obligations, the extent of taxes and trade restrictions and licensing and other requirements, and protection of intellectual property;

•	the effect of foreign currency exchange rates;

•	our ability to protect our intellectual property and the competitive position of our products;

•	the possibility of intellectual property infringement claims against us;

•	the effect of environmental claims and clean-up expenses on our costs;

•	our reliance on sole source or a limited number of suppliers for some key product components;

•	our ability to attract and retain qualified employees;

•	our ability to match manufacturing capacity with demand for our products;

•	the risk of loss or interruption to our operations or increased costs due to earthquakes, which may not be adequately covered by insurance, the availability of power and energy supplies and other events beyond our control;

•	our ability to meet time requirements for, and implement conversion to, the Euro currency in our business dealings and operations in some European countries;

•	the effect of price transparency on our business dealings in countries of the European Union following implementation of Euro currency regulations;

•	our potential responsibility for additional tax obligations and other liabilities arising out of the spin-off of segments of our former businesses; and

•	the possibility that provisions of our Certificate of Incorporation and stockholder rights plan might discourage a takeover and therefore limit the price of our common stock.

     By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
(Amounts in thousands, except per share amounts)	2002	2001	2002	2001

Sales:
Product	$190,682	$175,357	$339,962	$314,511
Service and other	29,841	24,710	55,688	46,907

Total sales	220,523	200,067	395,650	361,418

Cost of sales:
Product	115,308	106,654	208,123	194,811
Service and other	21,178	18,099	39,842	34,935

Total cost of sales	136,486	124,753	247,965	229,746

Gross profit	84,037	75,314	147,685	131,672

Operating expenses:
Research and development	12,037	10,937	23,149	22,106
Selling, general and administrative	34,676	36,040	66,600	66,512
Reorganization expense	1	275	3	312

Total operating expenses	46,714	47,252	89,752	88,930

Operating earnings	37,323	28,062	57,933	42,742
Interest income	1,188	1,574	2,430	2,775
Interest expense	(1,080)	(1,025)	(2,165)	(2,025)

Earnings from operations before taxes	37,431	28,611	58,198	43,492
Taxes on earnings	13,660	10,660	21,240	16,020

Earnings before cumulative effect of change in accounting principles	23,771	17,951	36,958	27,472
Cumulative effect of change in accounting principles — net of taxes	—	—	—	(13,720)

Net earnings	$23,771	$17,951	$36,958	$13,752

Net earnings per share — Basic:
Earnings before cumulative effect of change in accounting principles	$0.35	$0.27	$0.55	$0.42
Cumulative effect of change in accounting principles — Net of taxes	—	—	—	(0.21)

Net earnings per share — Basic	$0.35	$0.27	$0.55	$0.21

Net earnings per share — Diluted:
Earnings before cumulative effect of change in accounting principles	$0.34	$0.26	$0.53	$0.40
Cumulative effect of change in accounting principles — Net of taxes	—	—	—	(0.20)

Net earnings per share — Diluted	$0.34	$0.26	$0.53	$0.20

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding — Basic	67,433	65,461	67,411	64,832

Weighted average shares outstanding — Diluted	70,372	68,789	70,134	67,854

See accompanying notes to the condensed consolidated financial statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 29,	September 28,
(Dollars in thousands, except par values)	2002	2001

Assets
Current assets:
Cash and cash equivalents	$201,163	$218,961
Short-term marketable securities	9,986	—
Accounts receivable, net	218,762	227,794
Inventories	122,151	111,777
Other current assets	66,487	60,971

Total current assets	618,549	619,503

Property, plant and equipment	215,839	209,105
Accumulated depreciation and amortization	(138,982)	(133,279)

Net property, plant and equipment	76,857	75,826

Long-term marketable securities	47,193	—
Goodwill	52,431	49,870
Other non-current assets	15,892	14,000

Total assets	$810,922	$759,199

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$116	$174
Accounts payable-trade	43,510	44,839
Accrued expenses	162,553	149,424
Product warranty	25,654	23,975
Advance payments from customers	74,442	66,942

Total current liabilities	306,275	285,354
Long-term accrued expenses and other	18,693	20,949
Long-term debt	58,500	58,500

Total liabilities	383,468	364,803

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock
Authorized 1,000,000 shares, par value $1 per share, issued and outstanding none	—	—
Common stock
Authorized 99,000,000 shares, par value $1 per share, issued and outstanding 67,564,000 shares at March 29, 2002 and 67,359,000 shares at September 28, 2001	67,564	67,359
Capital in excess of par value	102,279	92,160
Deferred stock compensation	(3,710)	(4,247)
Retained earnings	261,321	239,124

Total stockholders’ equity	427,454	394,396

Total liabilities and stockholders’ equity	$810,922	$759,199

See accompanying notes to the condensed consolidated financial statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended

	March 29,	March 30,
	2002	2001

	(Dollars in thousands)
Operating activities:
Net cash provided by operating activities	$62,320	$53,716

Investing activities:
Purchase of marketable securities	(57,233)	—
Purchase of property, plant and equipment	(10,236)	(9,817)
Proceeds from sale of property, plant and equipment	—	51
Purchase of a business, net of cash received	(2,851)	571
Increase in cash surrender value of life insurance	(3,001)	(2,696)
Other, net	(227)	397

Net cash used by investing activities	(73,548)	(11,494)

Financing activities:
Net repayments on short-term obligations	(58)	(188)
Proceeds from common stock issued to employees	10,588	25,898
Repurchase of common stock	(20,732)	(24)

Net cash provided by (used in) financing activities	(10,202)	25,686

Effects of exchange rate changes on cash	3,632	428

Net increase (decrease) in cash and cash equivalents	(17,798)	68,336
Cash and cash equivalents at beginning of period	218,961	83,321

Cash and cash equivalents at end of period	$201,163	$151,657

See accompanying notes to the condensed consolidated financial statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Varian Medical Systems, Inc. (the “Company” or “VMS”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain financial statement items have been reclassified to conform to the current year presentation. The results of operations for the three and six months ended March 29, 2002 are not necessarily indicative of the results to be expected for a full year or for any other period.

The condensed consolidated balance sheets as of March 29, 2002 and September 28, 2001 and the condensed consolidated statements of earnings for the three and six months ended March 29, 2002 and March 30, 2001 reflect the two-for-one stock split (effected in the form of a stock dividend) paid on January 15, 2002.

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

NOTE 3 — MARKETABLE SECURITIES

The Company has classified its marketable securities as held-to-maturity and they are carried at amortized cost. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. At March 29, 2002, all investments were in compliance with the corporate investment policy which requires a credit rating of A or better. The carrying amounts of marketable securities are as follows at March 29, 2002 and September 28, 2001:

	March 29,	September 28,
	2002	2001

	(Dollars in thousands)
Municipal bonds	$22,932	$—
Corporate debt securities	34,247	—

	57,179	—
Less: Short-term marketable securities	9,986	—

Long-term marketable securities	$47,193	$—

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)
(Unaudited)

     At March 29, 2002, scheduled maturities of held-to-maturity investments are as follows:

(Dollars in thousands)
Due within one year	$9,986
Due after one year through three years	47,193

$57,179

NOTE 4 — INVENTORIES

Inventories are valued at the lower of cost or market (realizable value) using last-in, first-out (“LIFO”) cost for the U.S. inventories (except X-ray Products). All other inventories are valued principally at average cost. If the first-in, first-out (“FIFO”) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $16.3 million at March 29, 2002 and $15.1 million at September 28, 2001. The components of inventories are as follows:

	March 29,	September 28,
	2002	2001

	(Dollars in thousands)
Raw materials and parts	$78,973	$72,677
Work-in-process	9,706	9,391
Finished goods	33,472	29,709

Total inventories	$122,151	$111,777

NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has significant international transactions in foreign currencies and addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The forward exchange contracts generally range from one to twelve months in original maturity. At March 29, 2002, the Company did not have any forward exchange contract with an original maturity greater than one year. The Company does not hold derivative instruments for speculative or trading purposes.

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

Under SFAS 133, the Company accounts for its hedges of international firmly committed sales orders as fair value hedges, such that changes in fair value for the effective portion of hedge contracts, if material, are recorded in “cost of sales.” At March 29, 2002, the Company had foreign exchange forward contracts maturing throughout the second quarter of fiscal year 2003 to sell and purchase $64 million and $4 million, respectively, in various foreign currencies.

The Company also hedges balance sheet exposures from its various foreign subsidiaries and business units. The Company enters into monthly foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency. These hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment under SFAS 133. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in “selling, general and administrative expenses” in the then current period. At March 29, 2002, the Company had foreign exchange forward contracts maturing throughout fiscal year 2002 to sell and purchase $44 million and

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)
(Unaudited)

$7 million, respectively to hedge the risks associated with foreign currency denominated assets and liabilities.

NOTE 6 — EARNINGS PER SHARE

Basic net earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common equivalent shares. Dilutive common equivalent shares consist of stock options, restricted performance shares and restricted common stock. A reconciliation of the numerator and denominator used in the earnings per share calculations is presented as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2002	2001	2002	2001

Numerator — Basic and Diluted:
Earnings before cumulative effect of change in accounting principles	$23,771	$17,951	$36,958	$27,472
Cumulative effect of change in accounting principles — Net of taxes	—	—	—	(13,720)

Net earnings	$23,771	$17,951	$36,958	$13,752

Denominator — Basic:
Average shares outstanding	67,433	65,461	67,411	64,832

Net earnings per share — Basic:
Earnings before cumulative effect of change in accounting principles	$0.35	$0.27	$0.55	$0.42
Cumulative effect of change in accounting principles — Net of taxes	—	—	—	(0.21)

Net earnings per share — Basic	$0.35	$0.27	$0.55	$0.21

Denominator — Diluted:
Average shares outstanding	67,433	65,461	67,411	64,832
Dilutive common equivalent shares	2,854	3,298	2,648	3,006
Dilutive restricted performance shares and restricted common stock	85	30	75	16

	70,372	68,789	70,134	67,854

Net earnings per share — Diluted:
Earnings before cumulative effect of change in accounting principles	$0.34	$0.26	$0.53	$0.40
Cumulative effect of change in accounting principles — Net of taxes	—	—	—	(0.20)

Net earnings per share — Diluted	$0.34	$0.26	$0.53	$0.20

Options to purchase 28,352 shares at an average exercise price of $39.79 per share and options to purchase 20,201 shares at an average exercise price of $38.62 per share were outstanding on a weighted average basis during the three and six months ended March 29, 2002, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the shares.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)
(Unaudited)

Options to purchase 40,198 and 20,098 shares at an average exercise price of $32.57 were outstanding on a weighted average basis during the three months and six months ended March 30, 2001, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the shares.

NOTE 7 — INDUSTRY SEGMENTS

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

Information about Profit/(Loss)

			Earnings Before
	Sales		Interest and Taxes

	Three Months Ended		Three Months Ended

	March 29,	March 30,	March 29,	March 30,
	2002	2001	2002	2001

		(Dollars in millions)
Oncology Systems	$186	$158	$41	$31
X-ray Products	28	37	2	5
Other	7	5	—	(1)

Total industry segments	221	200	43	35
Corporate	—	—	(6)	(7)

Total company	$221	$200	$37	$28

			Earnings Before
	Sales		Interest and Taxes

	Six Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2002	2001	2002	2001

		(Dollars in millions)
Oncology Systems	$332	$282	$68	$47
X-ray Products	52	70	3	8
Other	12	9	(1)	(2)

Total industry segments	396	361	70	53
Corporate	—	—	(12)	(10)

Total company	$396	$361	$58	$43

NOTE 8 — ADOPTION OF SAB 101

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)
(Unaudited)

NOTE 9 — ADOPTION OF SFAS 142

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption and on an annual basis going forward. The amortization of goodwill ceases upon adoption of SFAS 142. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001; however, the Company elected to early adopt SFAS 142 in the first quarter of fiscal year 2002. If the Company had not adopted SFAS 142, the Company would have recorded approximately $0.7 million and $1.4 million of goodwill amortization for the second quarter and first six months of fiscal year 2002, respectively, or the equivalent of $0.01 and $0.02 per diluted share, respectively. The Company recorded $0.6 million and $1.4 million of goodwill amortization in the second quarter and first six months of fiscal year 2001, respectively, or the equivalent of $0.01 and $0.02 per diluted share, respectively. The Company’s net earnings and net earnings per share amounts would have been $18.3 million and $0.27 per diluted share, respectively, in the second quarter of fiscal year 2001 had SFAS 142 been adopted at the beginning of fiscal year 2001. For the six months ended March 30, 2001, the Company’s earnings before cumulative effect of change in accounting principles, net earnings and related per share amounts would have been $28.3 million, $14.6 million and $0.42 and $0.22 per diluted share, respectively, had SFAS 142 been adopted at the beginning of fiscal year 2001.

The Company’s carrying value of goodwill of approximately $52.4 million at March 29, 2002 is primarily attributable to its Oncology Systems industry segment. During the first quarter of fiscal year 2002, the Company determined that the fair value of the goodwill exceeded the carrying value and thus did not need to record an impairment charge.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)
(Unaudited)

NOTE 10 - STOCK SPLIT

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

NOTE 11 - STOCK REPURCHASE PROGRAM

On August 20, 2001, the Company announced that its Board of Directors had authorized the repurchase by the Company of up to two million shares of its common stock (on a post-split basis) over the following twelve-month period. The stock repurchase program was approved in an effort to enhance stockholder value. Shares are expected to be retired upon repurchase. During the six months ended March 29, 2002, the Company paid $20.7 million to repurchase 564,700 shares of its common stock. As of March 29, 2002, the Company can still purchase up to 1,295,300 shares under this program.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at nine sites where Varian Associates, Inc. is alleged to have shipped manufacturing waste for recycling or disposal. In addition, the Company is overseeing environmental cleanup projects and as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company’s sale of its electron devices business during 1995, and the sale of its thin film systems business during 1997). Under the terms of the agreement governing the Distribution, Varian, Inc. (“VI”) and Varian Semiconductor Equipment Associates, Inc. (“VSEA”) are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $0.5 million and $0.3 million (net of amounts borne by VI and VSEA) for the three months ended March 29, 2002 and March 30, 2001, respectively, on environmental investigation, cleanup and third party claim costs. The Company spent $0.9 million and $0.7 million (net of amounts borne by VI and VSEA) for the six months ended March 29, 2002 and March 30, 2001, respectively, on environmental investigation, cleanup and third party claim costs.

For a number of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities (including cleanup costs, reimbursements to third parties, project management costs and legal costs) if undertaken. As of March 29, 2002, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects for these sites ranged in the aggregate from $4.7 million to $13.6 million. The time frame over which the Company expects to complete the cleanup projects varies with each site, ranging up to approximately 30 years as of March 29, 2002. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $4.7 million as of March 29, 2002. The amount accrued has not been discounted to present value.

As to other sites and facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future cleanup activities. As of March 29, 2002, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects, including paying third party claims, for these sites and facilities ranged in the aggregate from $19.4 million to $43.3 million. The time frame over which these cleanup projects

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)
(Unaudited)

are expected to be complete varies with each site and facility, ranging up to approximately 30 years as of March 29, 2002. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $24.1 million at March 29, 2002. The Company accordingly accrued $16.4 million, which represents its best estimate of the future costs of $24.1 million discounted at 4%, net of inflation. This accrual is in addition to the $4.7 million described in the preceding paragraph.

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

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company received certain cash payments in the form of settlements and judgments during fiscal years 1995, 1996, 1997, 1998 and 2001 from defendants, its insurers and other third parties. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company’s past and future environmental-related expenditures, and the Company therefore has a $3.9 million receivable in Other Assets at March 29, 2002. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. The Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

The Company is a party to three related federal actions involving claims by independent service organizations (“ISOs”) that the Company’s policies and business practices relating to replacement parts violate the antitrust laws (the “ISOs Litigation”). The parties have agreed to consolidate its claims from the Northern District of California to the action in the District Court in Texas.

The Company is also involved in other legal proceedings arising in the ordinary course of its business. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)
(Unaudited)

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Company believes that the adoption of SFAS 143 will not have a material impact on the consolidated financial position or results of operations of the Company.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”), which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supersedes FASB Statement No. 121 and Accounting Principles Board Opinion No. 30; however, it retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 also addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The Company believes that the adoption of SFAS 144 will not have a material impact on the consolidated financial position or results of operations of the Company.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of Varian Medical Systems, Inc. and its subsidiaries as of March 29, 2002 and September 28, 2001, and the related condensed consolidated statements of earnings for each of the three-month and six-month periods ended March 29, 2002 and March 30, 2001 and the condensed consolidated statements of cash flows for the six-month periods ended March 29, 2002 and March 30, 2001. These financial statements are the responsibility of the Company’s management.

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
April 19, 2002

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     VMS is a world leader in the design and manufacture of integrated cancer therapy systems, as well as high-quality, cost-effective X-ray tubes for original equipment manufacturers, replacement X-ray tubes and imaging subsystems. Our Oncology Systems business consists of a fully integrated system of products, including not only linear accelerators but also information management and treatment planning software and other sophisticated ancillary products and services. Our linear accelerators and simulators are sold and in service around the world. Our X-ray tubes are sold to most major diagnostic equipment manufacturers and cover a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, special procedures and mammography. Sales from our Ginzton Technology Center, or GTC, consist primarily of brachytherapy products and, to a lesser extent, amounts earned under research contracts. GTC is also pursuing other new business areas, including the potential of combining advances in focused energy and imaging technology with the latest breakthroughs in biotechnology.

     On November 16, 2001, our Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. The distribution of the shares was made on January 15, 2002 to stockholders of record as of December 10, 2001. Unless otherwise stated, all references to the number of shares and per share amounts of our common stock have been retroactively restated to reflect the increased number of shares resulting from the split.

     In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” We implemented the provisions of SAB 101 in the fourth quarter of fiscal year 2001, retroactive to the beginning of fiscal year 2001. As a result of SAB 101 and the associated SEC guidance, we changed our revenue recognition accounting policy for our linear accelerators and related hardware products in the Oncology Systems business and one hardware product in GTC’s brachytherapy business, which collectively represented approximately half of our annual revenue in the last fiscal year. Sales of these products generally include the provision for installation and related obligations. Prior to the adoption of SAB 101, we recognized revenue for these products upon transfer of risk of loss for products to customers, which typically coincided with shipment of products and preceded installation and customer acceptance because acceptance was deemed probable. Subsequent to the adoption of SAB 101, our accounting policy is to defer revenue recognition on these products on the greater of the fair value of the installation services or the amount of payment that is contractually linked to the installation or acceptance clause.

     In conjunction with this change in accounting policy, we recognized an after-tax charge in the first quarter of fiscal year 2001 of $13.8 million (net of income taxes of $8.0 million), or $0.20 per diluted share, representing the cumulative effect on prior years of the application of SAB 101. Periods prior to fiscal year 2001 were not restated.

     In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption and on an annual basis going forward. The amortization of goodwill ceases upon adoption of SFAS 142. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001; however, we elected to early adopt SFAS 142 in the first quarter of fiscal year 2002. If we had not adopted SFAS 142, we would have recorded approximately $0.7 million and $1.4 million of goodwill amortization for the second quarter and first six months of fiscal year 2002, respectively, or the equivalent of $0.01 and $0.02 per diluted share, respectively. We recorded $0.6 million and $1.4 million of goodwill amortization in the second quarter and first six months of fiscal year 2001, respectively, or the equivalent of $0.01 and $0.02 per diluted share, respectively. Our net earnings and net earnings per share amounts would have been $18.3 million and $0.27 per diluted share, respectively, in the second quarter of fiscal year 2001 had SFAS 142 been adopted at the beginning of fiscal year 2001. For the six months ended March 30, 2001, our earnings before cumulative effect of change in accounting principles, net earnings and related per share amounts would have been $28.3 million, $14.6 million and $0.42 and $0.22 per diluted share, respectively, had SFAS 142 been adopted at the beginning of fiscal year 2001.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The preparation of financial statements in conformity with accounting standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Critical Accounting Policies

     The SEC recently released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.

     Our critical accounting policies include revenue recognition, allowance for doubtful accounts, inventories, warranty obligations, impairment of goodwill and environmental matters. The following is a brief discussion of the critical accounting policies and methods we use.

     Revenue Recognition

     We implemented the provisions of SAB 101 in the fourth quarter of fiscal year 2001, retroactive to the beginning of fiscal year 2001. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. In general, for hardware products which include provisions for installation, our policy is to recognize the amount earned upon transfer of risk of loss and defer revenue recognition on the greater of the fair value of the installation services or the amount of payment that is contractually linked to the installation or acceptance clause. For a small number of products, no revenue is recognized until installation has been completed. For amounts deferred, revenue is recognized upon completion or satisfaction of remaining obligations. SAB 101 has no impact on our revenue recognition policies related to product sales in the X-ray Products business or software products. Revenue for product sales in the X-ray Products business is recognized upon shipment because these products do not include any installation obligations. Sales for software products are generally recognized at the time of customer acceptance. Revenue related to spare part sales in the Oncology Service business is generally recognized upon delivery. Revenue related to service performed on a time-and-materials basis is recognized when it is earned and billable. Revenue related to service contracts is recognized ratably over the period of the related contract. Revenue is dependent on the timing of shipment and is subject to customer acceptance and readiness. If shipments are not made on scheduled timelines or the products are not accepted by the customer, material differences in the amount of our reported revenue may result.

     Allowance For Doubtful Accounts

     Credit evaluations are undertaken for all major sale transactions before shipment is authorized. Normal payment terms require a small portion upon signing of the purchase order contract, a significant amount upon transfer of risk of loss and a small portion upon completion of the installation. On a quarterly basis, we evaluate aged items in the accounts receivable aging and provide adequate reserves for doubtful accounts. Customer economic conditions may change and increase the risk of collectibility and may require additional provisions which would negatively impact our operating results. As of March 29, 2002, our provisions for doubtful accounts represented approximately 1% of total accounts receivable.

     Inventories

     We regularly review inventory quantities on hand and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimate forecast of product demand and production. Actual demand may differ from our estimates, in which case we may have understated or overstated the provision required for obsolete and excess inventory, which would have an impact on our operating results.

     Warranty Obligations

     We generally warrant our products for a specific period of time against certain defects. We provide for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent our best estimate at the time of the sale of the total costs that we will incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs is

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

primarily based on historical experience as to product failures as well as current information on repair costs. Actual warranty costs could differ from the estimate amounts. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. If we were required to accrue additional warranty cost in the future, it would negatively affect operating results.

     Impairment of Goodwill

     We adopted SFAS 142 during the first quarter of fiscal year 2002. This statement requires us to make an initial assessment within the first six months of adoption and then annual assessments thereafter as to the carrying value of the goodwill. During the first quarter, we determined that the fair value of the goodwill exceeded the carrying value and thus did not need to record an impairment charge. In assessing the value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the goodwill. If these estimates or their related assumptions change in the future, we may be required to record impairment charges which would negatively impact operating results. As of March 29, 2002, the carrying value of goodwill was $52.4 million.

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

     In addition, we may incur significant costs to comply with future changes in existing environmental laws and regulations or new laws and regulations. For example, several countries are proposing to require manufacturers to take back, recycle and dispose of products at the end of the equipment’s useful life. The European Union, or EU, has proposed directives that may require medical equipment manufacturers to bear some or all of the cost of product disposal at the end of the products’ useful life and to be unable to use some hazardous substances in products sold in the EU. These directives, if approved, would create increased costs for our operations.

     From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. Under various laws (such as the federal “Superfund” law) and under our obligations concerning operations before the spin-offs, we are overseeing environmental cleanup projects from our pre-spun-off operations and as applicable reimbursing third parties (such as the U.S. Environmental Protection Agency or other responsible parties) for cleanup activities. Under the terms of the agreement governing the distribution, VI and VSEA are each obligated to indemnify us for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by us). The cleanup projects we are overseeing are being conducted under the direction of or in consultation with relevant regulatory agencies. We estimate these cleanup projects will take up to 30 years to complete. As described below, we have accrued a total of $21.1 million to cover our liabilities for these cleanup projects:

•	Our estimate of future costs to complete cleanup activities at certain sites ranges from $4.7 million to $13.6 million. For these estimates, we have not discounted the costs to present dollars because of the uncertainties that make it difficult to develop a best estimate and have accrued $4.7 million, which is the amount at the low end of the range.

•	For eight cleanup projects, we have sufficient knowledge to develop better estimates of our future costs. While our estimate of future costs to complete these cleanup projects, including third party claims, ranges from $19.4 million to $43.3 million, our best estimate within that range is $24.1 million. For these projects, we have accrued $16.4 million, which is our best estimate of the $24.1 million discounted to present dollars at 4%, net of inflation.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     When we developed the estimates above, we considered the financial strength of other potentially responsible parties. These amounts are, however, only estimates and may be revised in the future as we get more information on these projects. We may also spend more or less than these estimates. Based on current information, we believe that our reserves are adequate. At this time, management believes that it is remote that any single environmental event would have a materially adverse impact on our financial statements in any single fiscal year. We spent $0.5 million and $0.3 million (net of amounts borne by VI and VSEA) during the second quarter of fiscal years 2002 and 2001, respectively. We spent $0.9 million and $0.7 million (net of amounts borne by VI and VSEA) during the first half of fiscal years 2002 and 2001, respectively.

     We have received cash payments in the form of settlements and judgments from various insurance companies and other third parties in 1995, 1996, 1997, 1998 and 2001. In addition, we have an agreement with an insurance company to pay a portion of our past and future expenditures. As a result of this agreement, we have a $3.9 million receivable included in “other assets” as of March 29, 2002. We believe that this receivable is collectible because it is based on a binding, written settlement agreement with a financially viable insurance company. Although we continue to aggressively pursue other recoveries, we have not reduced our liability in anticipation of recovery from third parties for claims that we made.

     Our present and past facilities have been in operation for many years, and over that time in the course of those operations, these facilities have used substances, which are or might be considered hazardous, and we have generated and disposed of wastes, which are or might be considered hazardous. Therefore, it is possible that additional environmental issues may arise in the future that we cannot now predict.

Results of Operations

     Fiscal Year

     Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2002 is the 52-week period ending September 27, 2002, and fiscal year 2001 was the 52-week period ending September 28, 2001. The fiscal quarters ended March 29, 2002 and March 30, 2001 were both 13 weeks long. The six-month periods ended March 29, 2002 and March 30, 2001 were both 26 weeks long.

     Second Quarter of Fiscal Year 2002 Compared to Second Quarter of Fiscal Year 2001

Total Sales: Our total sales of $221 million in the second quarter of fiscal year 2002 were 10% higher than our sales of $200 million in the second quarter of fiscal year 2001. International sales were $84 million, or 39% of sales, in the second quarter of fiscal year 2002, compared to $90 million, or 45% of sales, in the second quarter of fiscal year 2001. Product sales were $191 million (86% of total sales) in the second quarter of fiscal year 2002, compared to $175 million (88% of total sales) in the second quarter of fiscal year 2001. Service and other sales were $30 million (14% of total sales) in the second quarter of fiscal year 2002, compared to $25 million (12% of sales) in the second quarter of fiscal year 2001.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SALES (by segment and revenue classification)	Second Quarter

	2002	2001

	(Dollars in millions)
Oncology Systems:
— Product	$158.9	$134.8
— Service and other	26.8	22.9

Total Oncology Systems	$185.7	$157.7

X-ray Products:
— Product	$27.8	$37.0
— Service and other	—	—

Total X-ray Products	$27.8	$37.0

GTC:
— Product	$4.0	$3.5
— Service and other	3.1	1.8

Total GTC	$7.1	$5.3

SALES (by segment and region)	Second Quarter

	2002	2001

	(Dollars in millions)
Oncology Systems:
— North America	$120.3	$93.3
— Europe	36.5	44.8
— Asia	19.8	13.4
— Rest of the world	9.1	6.2

Total Oncology Systems	$185.7	$157.7

X-ray Products:
— North America	$11.0	$13.0
— Europe	3.9	4.8
— Asia	11.9	18.4
— Rest of the world	1.0	0.8

Total X-ray Products	$27.8	$37.0

GTC	$7.1	$5.3

Oncology Systems sales: Total sales for the Oncology Systems business increased 18% to $186 million (84% of total sales) in the second quarter of fiscal year 2002, compared to $158 million (79% of total sales) for the same period in fiscal year 2001. Oncology Systems product sales increased 18% to $159 million (86% of total Oncology Systems sales) in the second quarter of fiscal year 2002, compared to $135 million (85% of total Oncology Systems sales) for the same period in fiscal year 2001. Service and other sales increased 16% to $27 million (14% of total Oncology Systems sales) in the second quarter of fiscal year 2002, compared to $23 million (15% of total Oncology Systems sales) for the same period in fiscal year 2001. International sales for the second quarter of fiscal year 2002 remained relatively unchanged from the same period in fiscal year 2001. However, North American sales increased by 29% due to the increased demand for Intensity Modulated Radiation Therapy, or IMRT, and IMRT-related products.

X-ray Products sales: Total X-ray Products sales decreased 25% to $28 million (13% of total sales) in the second quarter of fiscal 2002, compared to $37 million (19% of total sales) for the same period in fiscal year 2001. As previously disclosed, our sales of CT scanning tubes have been declining as a result of excess inventory levels at our largest Japanese original equipment manufacturer, or OEM, customer. In

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

addition, consolidation is occurring in the OEM markets, including the acquisition of previous customers by companies that also manufacture competing X-ray tube products. This, in turn, has resulted in reduced sales of our X-ray tube products. However, subsequent to the end of the quarter, we reached an agreement in principle with our largest customer on the terms under which we expect to supply a higher volume of CT scanning tubes for the next three years.

GTC sales: GTC sales were $7 million for the second quarter of fiscal year 2002, compared to $5 million for the same period in fiscal year 2001. Product sales were $4 million for the second quarter of both fiscal years 2002 and 2001, respectively. Service and other sales was $3 million for the second quarter of fiscal year 2002, compared to $2 million for the same period in fiscal year 2001. Total GTC sales increased in the second quarter of fiscal year 2002 compared to the second quarter of fiscal year 2001 due to higher sales under government contracts.

Gross Profit: We recorded gross profit of $84 million in the second quarter of fiscal year 2002 and $75 million in the second quarter of fiscal year 2001. As a percentage of total sales, gross profit was 38% in the second quarter of both fiscal years 2002 and 2001, respectively. Product gross profit was 40% in the second quarter of fiscal year 2002 compared to 39% in the second quarter of fiscal year 2001. The gross profit increase in product sales in the second quarter of fiscal year 2002 resulted from proportionately greater North American sales as well as increased sales of ancillary products, both of which traditionally have higher gross profit margins. Gross profit for service and other sales was 29% in the second quarter of fiscal year 2002, compared to 27% in the second quarter of fiscal year 2001. The gross profit increase in service and other sales resulted primarily from increased sales volume.

Gross profit as a percentage of sales of Oncology Systems increased to 40% in the second quarter of fiscal year 2002 from 39% for the same period in fiscal 2001 due principally to the proportionately greater North American sales and increased sales of ancillary products. However, gross profit as a percentage of sales in our X-ray Products business decreased to 27% in the second quarter of fiscal year 2002 from 30% in the second quarter of fiscal year 2001. The gross profit decrease stemmed primarily from the decline in sales volume.

Research and Development: Research and development expenses increased to $12 million in the second quarter of fiscal year 2002 compared to $11 million in the same period of fiscal year 2001. As a percentage of sales, research and development remained unchanged at 5% in each period. The increase in absolute dollars in research and development expenses in the second quarter of fiscal year 2002 occurred in all businesses.

Selling, General and Administrative: Selling, general and administrative expenses decreased to $35 million in the second quarter of fiscal year 2002 compared to $36 million in the same period of fiscal year 2001, representing 16% and 18% of sales, respectively. The decrease in absolute dollars in selling, general and administrative expenses in the second quarter of fiscal year 2002 was largely attributable to the elimination of goodwill amortization (in compliance with SFAS 142) and delays in spending for information systems, which were partially offset by higher international commissions. The decrease in selling, general and administrative expenses as a percentage of sales was largely due to the proportionately greater increase in sales recorded in the second quarter of fiscal year 2002.

Reorganization Expense: Second quarter fiscal year 2002 net reorganization expense decreased to $1,000 from $275,000 in the same period in fiscal year 2001. The decline resulted primarily from our substantial completion by September 28, 2001 of all of the underlying activities.

Interest Income, Net: Net interest income decreased to $108,000 for the second quarter of fiscal year 2002 compared to $549,000 in the same period of fiscal year 2001. Even though our cash levels have increased, this increase has been more than offset by declining interest rates.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Taxes on Earnings: Our estimated effective tax rate for the second quarter of fiscal year 2002 was 36.5%. In general, our effective income tax rate differs from the statutory rates largely as a function of benefits realized from our extraterritorial income exclusion, research and development tax credits and net foreign taxes.

First Half of Fiscal Year 2002 Compared to First Half of Fiscal Year 2001

Total Sales: Our total sales of $396 million in the first half of fiscal year 2002 were 9% higher than our sales of $361 million in the first half of fiscal year 2001. International sales were $150 million, or 38% of sales, in the first half of fiscal year 2002, compared to $174 million, or 48% of sales, in the first half of fiscal year 2001. Product sales were $340 million (86% of total sales) in the first half of fiscal year 2002, compared to $315 million (87% of total sales) in the first half of fiscal year 2001. Service and other sales were $56 million (14% of total sales) in the first half of fiscal year 2002, compared to $47 million (13% of sales) in the first half of fiscal year 2001.

SALES (by segment and revenue classification)	First Half

	2002	2001

	(Dollars in millions)
Oncology Systems:
— Product	$281.2	$238.9
— Service and other	50.4	43.4

Total Oncology Systems	$331.6	$282.3

X-ray Products:
— Product	$52.5	$69.8
— Service and other	—	0.1

Total X-ray Products	$52.5	$69.9

GTC:
— Product	$6.3	$5.8
— Service and other	5.3	3.4

Total GTC	$11.6	$9.2

SALES (by segment and region)	First Half

	2002	2001

	(Dollars in millions)
Oncology Systems:
— North America	$216.2	$157.4
— Europe	67.9	79.9
— Asia	34.3	33.2
— Rest of the world	13.2	11.8

Total Oncology Systems	$331.6	$282.3

X-ray Products:
— North America	$20.8	$23.2
— Europe	7.8	9.1
— Asia	21.5	36.0
— Rest of the world	2.4	1.6

Total X-ray Products	$52.5	$69.9

GTC	$11.6	$9.2

Oncology Systems sales: Total sales for the Oncology Systems business increased 17% to $332 million (84% of total sales) in the first half of fiscal year 2002, compared to $282 million (78% of total sales) for the same period in fiscal year 2001. Oncology Systems product sales increased 18% to $281 million (85% of total Oncology Systems sales) in the first half of fiscal year 2002, compared to

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

$239 million (85% of total Oncology Systems sales) for the same period in fiscal year 2001. Service and other sales increased 16% to $50 million (15% of total Oncology Systems sales) in the first half of fiscal year 2002, compared to $43 million (15% of total Oncology Systems sales) for the same period in fiscal year 2001. The weakness in international sales (which decreased 8% from the first half of 2001) was more than offset by the strength in North American sales (which increased by 37% from the first half of 2001). For the full fiscal year 2002, we expect international sales to remain relatively unchanged when compared to fiscal year 2001. However, we expect strong performance from North America due to increased demand for IMRT, and IMRT-related products.

X-ray Products sales: Total X-ray Products sales decreased 25% to $52 million (13% of total sales) in the first half of fiscal 2002, compared to $70 million (19% of total sales) for the same period in fiscal year 2001. This again reflects the decline in our sales of CT scanning tubes as a result of excess inventory levels at our largest Japanese OEM customer, and the consolidation in the OEM markets, including the acquisition of previous customers by companies that also manufacture competing X-ray tube products. However, subsequent to the end of the quarter, we reached an agreement in principle with our largest customer on the terms under which we expect to supply a higher volume of CT scanning tubes for the next three years. We expect to begin seeing a recovery in the second half but expect fiscal year 2002 sales will be below fiscal year 2001 levels.

GTC sales: GTC sales were $12 million for the first half of fiscal year 2002, compared to $9 million for the same period in fiscal year 2001. Product sales were $6 million for the first half of both fiscal year 2002 and 2001, respectively. Service and other sales was $5 million for the first half of fiscal years 2002 compared to $3 million for the first half of fiscal year 2001. Total GTC sales increased in the first half of fiscal year 2002 compared to the first of fiscal year 2001 due to higher sales under government contracts.

Gross Profit: We recorded gross profit of $148 million in the first half of fiscal year 2002 and $132 million in the first half of fiscal year 2001. As a percentage of total sales, gross profit was 37% in the first half of fiscal year 2002 and 36% in the first half of fiscal year 2001. Product gross profit was 39% in the first half of fiscal year 2002, compared to 38% in the first half of fiscal year 2001. The gross profit increase in product sales in the first half of fiscal year 2002 resulted primarily from proportionately greater North American sales as well as increased sales of ancillary products. Gross profit for service and other sales was 28% in the first half of fiscal year 2002, compared to 26% in the first half of fiscal year 2001. The gross profit increase in service and other sales resulted primarily from increased sales volume.

Gross profit as a percentage of sales of Oncology Systems increased to 39% in the first half of fiscal year 2002 from 38% for the same period in fiscal 2001 due principally to the proportionately greater North American sales and increased sales of ancillary products. However, gross profit as a percentage of sales in our X-ray Products business decreased to 26% in the first half of fiscal year 2002 from 30% in the first half of fiscal year 2001. The gross profit decrease stemmed primarily from the decline in sales volume.

Research and Development: Research and development expenses increased to $23 million in the first half of fiscal year 2002 compared to $22 million in the same period of fiscal year 2001. As a percentage of sales, research and development remained unchanged at 6% in each period. The increase in absolute dollars in research and development expenses in the first half of fiscal year 2002 occurred in all businesses.

Selling, General and Administrative: Selling, general and administrative expenses remained unchanged at $67 million in the first halves of fiscal years 2002 and 2001. As a percentage of sales, selling, general and administrative expenses declined to 17% of sales in the first half of fiscal year 2002 from 18% of sales in the first half of fiscal year 2001. During the first half of fiscal year 2002, hedging losses offset the elimination of goodwill amortization. The decrease in selling, general and administrative expenses as a

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

percentage of sales was largely due to the proportionately greater increase in sales recorded in the first half of fiscal year 2002.

Reorganization Expense: First half fiscal year 2002 net reorganization expense decreased to $3,000 from $312,000 in the same period in fiscal year 2001. The decline resulted primarily from our substantial completion by September 28, 2001 of all of the underlying activities.

Interest Income, Net: Net interest income decreased to $265,000 for the first half of fiscal year 2002 compared to $750,000 for the first half of fiscal year 2001. Even though our cash levels have increased, this increase has been more than offset by declining interest rates.

Taxes on Earnings: Our estimated effective tax rate for the first half of fiscal year 2002 was 36.5%. In general, our effective income tax rate differs from the statutory rates largely as a function of benefits realized from our extra territorial income exclusion, research and development tax credits and net foreign taxes.

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

     At March 29, 2002, we had $59 million of long-term loans and $0.1 million of short-term notes payable. Interest rates on the outstanding long-term loans on this date ranged from 6.70% to 7.15% with a weighted average interest rate of 6.82%. As of March 29, 2002, the weighted average interest rate on the short-term notes payable was 6.06%. The long-term loans currently contain covenants that limit future borrowings and cash dividend payments. The covenants also require us to maintain specified levels of working capital and operating results. At March 29, 2002, we were in compliance with all such loan covenants.

     At March 29, 2002, we had $258 million in cash, cash equivalents and marketable securities (approximately 27% of which was held abroad and would be subject to additional taxation if it was repatriated to the U.S.) compared to $219 million at September 28, 2001.

     Our primary cash inflows and outflows for the first half of fiscal year 2002 and 2001 were as follows:

•	We generated net cash from operating activities of $62 million during the first half of fiscal year 2002, compared to $54 million in the same period of fiscal year 2001. The primary contributors to the increase in operating cash flow during the first half of fiscal year 2002 compared to the first half of fiscal year 2001 was a $9 million increase in net earnings before the cumulative effect of change in accounting principles. Net cash provided by operating activities in the first half of fiscal year 2002 related primarily to $37 million in net earnings and $11 million in net non-cash charges including depreciation, amortization and other, a $9 million increase in accrued expenses, an $8 million increase in customer advances, $6 million of tax benefits from employee stock option exercises and a $3 million reduction in accounts receivable, partially offset by additions to inventory of $10 million, a decrease in long-term accrued expenses of $2 million, and a $1 million decrease in accounts payable.

•	Investing activities used $74 million of net cash in the first half of fiscal year 2002 compared to $11 million in the first half of fiscal year 2001. During the second quarter, we purchased $57 million (including $1.9 million of premiums, net) of long-term and short-term marketable securities. These marketable securities are classified as held-to-maturity and mature between eleven months and three years. Also, net cash used in investing activities in both the first halves of fiscal years 2002 and 2001 was to purchase property, plant and equipment and an increase in the cash surrender value of life insurance.

•	Financing activities used net cash of $10 million in the first half of fiscal year 2002 compared to net cash provided of $26 million in the same period of fiscal year 2001. Net cash used by financing activities in the first half of fiscal year 2002 resulted from $21 million used for the purchase of common stock,

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

partially offset by $11 million in proceeds from employee stock option exercises. Net cash provided by financing activities in the first half of fiscal year 2001 resulted primarily from $26 million in proceeds from stock option exercises.

     Total debt as a percentage of total capital declined to 12% as of March 29, 2002 compared to 13% as of September 28, 2001. This decline is attributable to the increase in stockholders’ equity. The ratio of current assets to current liabilities declined to 2.02 to 1 as of March 29, 2002 as compared to 2.17 to 1 as of September 28, 2001. This decline is primarily attributable to our investment in long-term marketable securities that reduced current assets. Given our strong cash position and high liquidity levels, we elected to cancel a $50 million revolving credit facility in January 2002 and allowed $50 million in unused uncommitted lines of credit to expire. Thus, at March 29, 2002, we had $37.3 million available in unused uncommitted lines of credit.

     The following summarizes our contractual obligations as of March 29, 2002 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions).

	2002	2003	2004	2005	2006	Thereafter

Operating leases	$3.9	$7.6	$6.7	$5.8	$3.9	$4.0
Notes payable	0.1	0.1	—	—	—	—
Long-term debt	—	—	—	5.3	2.5	50.8

Total	$4.0	$7.7	$6.7	$11.1	$6.4	$54.8

     Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the U.S. and global economies. Although our cash requirements will fluctuate (positively and negatively) as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents, cash to be generated from operations and our borrowing capability will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements through the next twelve months.

Stock Repurchase Program

     On August 20, 2001, we announced that our Board of Directors had authorized the repurchase by us of up to two million shares of our common stock (on a post-split basis) over the following twelve-month period. The stock repurchase program was approved in an effort to enhance stockholder value. Shares are expected to be retired upon repurchase. During the six months ended March 29, 2002, we paid $20.7 million to repurchase 564,700 shares of our common stock under this program. As of March 29, 2002, we can still purchase up to 1,295,300 shares under this program.

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

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supersedes FASB Statement No. 121

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     We have significant international transactions in foreign currencies and address related financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s economy, and adhere to a policy of hedging foreign currency exposures that result from international firmly committed sales orders with forward exchange contracts. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into forward exchange contracts for trading purposes. The forward exchange contracts generally range from one to twelve months in original maturity. As of March 29, 2002, we do not have any forward exchange contract with an original maturity greater than one year. We also hedge the balance sheet exposures from our various foreign subsidiaries and business units having U.S. dollar functional currencies. We enter into these monthly foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

     The notional value of sold forward exchange contracts outstanding as of March 29, 2002 totaled $108.7 million. The notional value of purchased forward exchange contracts outstanding as of March 29, 2002 totaled $10.9 million. The notional amounts of forward exchange contracts are not a measure of our exposure.

Interest Rate Risk

     Our market risk exposure to changes in interest rates relates primarily to our investment portfolio. The investment portfolio includes highly liquid instruments in short-term investments as well as a portion in long-term investments. We would consider additional debt obligations to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions. To date, we have not used derivative financial instruments to hedge the interest rate risk in our investment portfolio or long-term debt, but may consider the use of derivative instruments in the future.

     The principal amount of cash, cash equivalents and marketable securities at March 29, 2002 totaled $258 million with a related weighted average interest rate of 2.5%. Our long-term debt of $59 million at March 29, 2002 carries a weighted average fixed interest rate of 6.82% with principal payments due in various installments over a ten-year period, beginning in 2005. Our short-term notes payable of $0.1 million at March 29, 2002 carried a weighted average interest rate of 6.06% as of that date.

     The estimated fair value of our cash and cash equivalents (a portion of which was held abroad at March 29, 2002 and would be subject to additional taxation if it was repatriated in the U.S.) approximates the principal amounts reflected above based on the short maturities of these financial instruments.

     Although payments under some of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

PART II

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     At the Company’s Annual Meeting of Stockholders held on February 14, 2002 (the “Stockholder Meeting”), the stockholders of Varian Medical Systems, Inc. voted on the following proposals:

     Proposal One: Election of two directors to the Company’s Board of Directors for three-year terms. The voting on each such nominee for director was as follows:

			Broker
Director	Votes For	Withheld	Non-votes (1)

Richard M. Levy	29,934,006	113,807	N/A
Burton Richter	29,912,786	135,027	N/A

(1)	Pursuant to the rules of the New York Stock Exchange, this election of directors constituted a routine matter. Therefore, brokers were permitted to vote without receipt of instructions from beneficial owners.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation.
4.1	Third Amendment to Rights Agreement, dated as of November 16, 2001, between Varian Medical Systems, Inc., and First Chicago Trust Company of New York and EquiServe Trust, N.A., as Rights Agent. (1)
4.2	Fourth Amendment to Rights Agreement, dated as of January 15, 2002, between Varian Medical Systems, Inc., and First Chicago Trust Company of New York and EquiServe Trust, N.A., as Rights Agent. (2)
10.1	Omnibus Stock Plan.
10.18	2000 Stock Option Plan.
15.1	Letter Regarding Unaudited Interim Financial Information.

(1)	Incorporated by reference to Exhibit 4 to the Company’s Amendment No. 3 to Registration Statement on Form 8-A/A-3 dated January 4, 2002, with respect to the New York Stock Exchange.

(2)	Incorporated by reference to Exhibit 4 to the Company’s Amendment No. 4 to Registration Statement on Form 8-A/A-4 dated January 15, 2002, with respect to the New York Stock Exchange.

(b)	The Company did not file any reports on Form 8-K during the quarter ended March 29, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC. (Registrant)

Dated: May 1, 2002	By:	/s/ Elisha W. Finney

Elisha W. Finney Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation.
4.1	Third Amendment to Rights Agreement, dated as of November 16, 2001, between Varian Medical Systems, Inc., and First Chicago Trust Company of New York and EquiServe Trust, N.A., as Rights Agent. (1)
4.2	Fourth Amendment to Rights Agreement, dated as of January 15, 2002, between Varian Medical Systems, Inc., and First Chicago Trust Company of New York and EquiServe Trust, N.A., as Rights Agent. (2)
10.1	Omnibus Stock Plan.
10.18	2000 Stock Option Plan.
15.1	Letter Regarding Unaudited Interim Financial Information.

(1)	Incorporated by reference to Exhibit 4 to the Company’s Amendment No. 3 to Registration Statement on Form 8-A/A-3 dated January 4, 2002, with respect to the New York Stock Exchange.

(2)	Incorporated by reference to Exhibit 4 to the Company’s Amendment No. 4 to Registration Statement on Form 8-A/A-4 dated January 15, 2002, with respect to the New York Stock Exchange.