Form 10-Q/A
period 2002-03-29
VARIAN MEDICAL SYSTEMS INC
filed 2002-05-03
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,982,979 shares of Common Stock, par value $1 per share, outstanding as of April 30, 2002.

www.varian.com

(NYSE: VAR)

PART II OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 10.1
EXHIBIT 10.18

This Amendment has been filed to reflect changes to Section 1.1 of the Varian Medical Systems, Inc. Omnibus Stock Plan and 2000 Stock Plan to correct the effective date of each plan.

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation. (1)
4.1	Third Amendment to Rights Agreement, dated as of November 16, 2001, between Varian Medical Systems, Inc., and First Chicago Trust Company of New York and EquiServe Trust, N.A., as Rights Agent. (2)
4.2	Fourth Amendment to Rights Agreement, dated as of January 15, 2002, between Varian Medical Systems, Inc., and First Chicago Trust Company of New York and EquiServe Trust, N.A., as Rights Agent. (3)
10.1	Omnibus Stock Plan.
10.18	2000 Stock Option Plan.
15.1	Letter Regarding Unaudited Interim Financial Information. (1)

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Form 10-Q Quarterly Report for the quarter ended March 29, 2002.

(2)	Incorporated by reference to Exhibit 4 to the Company’s Amendment No. 3 to Registration Statement on Form 8-A/A-3 dated January 4, 2002, with respect to the New York Stock Exchange.

(3)	Incorporated by reference to Exhibit 4 to the Company’s Amendment No. 4 to Registration Statement on Form 8-A/A-4 dated January 15, 2002, with respect to the New York Stock Exchange.

(b)	The Company did not file any reports on Form 8-K during the quarter ended March 29, 2002.

2

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC. (Registrant)

Dated: May 3, 2002	By:	/s/ JOSEPH B. PHAIR

Joseph B. Phair Vice President, Administration, General Counsel & Secretary

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation. (1)
4.1	Third Amendment to Rights Agreement, dated as of November 16, 2001, between Varian Medical Systems, Inc., and First Chicago Trust Company of New York and EquiServe Trust, N.A., as Rights Agent. (2)
4.2	Fourth Amendment to Rights Agreement, dated as of January 15, 2002, between Varian Medical Systems, Inc., and First Chicago Trust Company of New York and EquiServe Trust, N.A., as Rights Agent. (3)
10.1	Omnibus Stock Plan.
10.18	2000 Stock Option Plan.
15.1	Letter Regarding Unaudited Interim Financial Information. (1)

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Form 10-Q Quarterly Report for the quarter ended March 29, 2002.

(2)	Incorporated by reference to Exhibit 4 to the Company’s Amendment No. 3 to Registration Statement on Form 8-A/A-3 dated January 4, 2002, with respect to the New York Stock Exchange.

(3)	Incorporated by reference to Exhibit 4 to the Company’s Amendment No. 4 to Registration Statement on Form 8-A/A-4 dated January 15, 2002, with respect to the New York Stock Exchange.