Form 10-Q
period 2002-06-28
VARIAN MEDICAL SYSTEMS INC
filed 2002-08-06
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2002
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No   ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,063,295 shares of Common Stock, par value $1 per share, outstanding as of August 5, 2002.

www.varian.com

(NYSE: VAR)

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

     Except for historical information, this quarterly report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to our management. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in these forward-looking statements and reported results should not be considered an indication of future performance due to the factors listed below, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Business” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2001, and from time to time in our other filings with the Securities and Exchange Commission. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as Intensity Modulated Radiation Therapy, or IMRT, brachytherapy, software, treatment techniques, and advanced X-ray products; growth drivers; Varian Medical Systems, Inc.’s (“VMS,” “we” or “our”) orders, sales, backlog or earnings growth; future financial results and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “will,” “hopeful,” “continued,” “could,” “estimating,” “optimistic,” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those projected or management’s current expectations. Such risks and uncertainties include:

•	market acceptance and demand for our products;

•	our ability to anticipate and keep pace with changes in the marketplace and technological innovation;

•	our ability to successfully develop and commercialize new products and new product enhancements;

•	our ability to meet U.S. Food and Drug Administration and other domestic or foreign regulatory requirements or product clearances, which might limit the products we can sell, subject us to fines or other regulatory actions, and/or increase costs;

•	the impact of managed care initiatives or other healthcare reforms and/or limitations on third party reimbursements, including resulting pressure on pricing and demand for our products;

•	the effect on our profit margins of product recycling and related regulatory requirements in European and other countries;

•	the possibility that material product liability claims could harm our future sales or require us to pay uninsured claims, and the availability and adequacy of our insurance to cover any such liabilities;

•	our use of distributors for a portion of our sales, the loss of which could reduce sales;

•	our ability to maintain or increase operating margins;

•	the potential for continued consolidation in the X-ray tubes market;

•	our reliance on a limited number of original equipment manufacturer customers for our X-ray computed tomography tubes;

•	the effect that fluctuations in our operating results, including as a result of changes in accounting policies, may have on the price of our common stock;

•	the impact on our sales, margins and market share of competitive products and pricing;

•	economic, political and other risks associated with our significant international operations, including the enforceability of obligations, the extent of taxes and trade restrictions and licensing and other requirements, and protection of intellectual property;

•	the effect of foreign currency exchange rates;

•	our ability to protect our intellectual property and the competitive position of our products;

•	the possibility of intellectual property infringement claims against us;

•	the effect of environmental claims and clean-up expenses on our costs;

•	our reliance on sole source or a limited number of suppliers for some key product components;

•	our ability to attract and retain qualified employees;

•	our ability to match manufacturing capacity with demand for our products;

•	the risk of loss or interruption to our operations or increased costs due to earthquakes, which may not be adequately covered by insurance, the availability and cost of power and energy supplies and other events beyond our control;

•	our ability to successfully integrate acquired businesses into our existing operations and to realize anticipated benefits;

•	our ability to meet time requirements for, and implement conversion to, the Euro currency in our business dealings and operations in some European countries;

•	the effect of price transparency on our business dealings in countries of the European Union following implementation of Euro currency regulations;

•	our potential responsibility for additional tax obligations and other liabilities arising out of the spin-off of segments of our former businesses; and

•	the possibility that provisions of our Certificate of Incorporation and stockholder rights plan might discourage a takeover and therefore limit the price of our common stock.

     By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
(Amounts in thousands, except per share amounts)	2002	2001	2002	2001

Sales:
Product	$187,565	$160,986	$527,527	$475,497
Service contracts and other	28,517	25,185	84,205	72,092

Total sales	216,082	186,171	611,732	547,589

Cost of sales:
Product	110,495	97,716	318,618	292,527
Service contracts and other	21,715	19,946	61,557	54,881

Total cost of sales	132,210	117,662	380,175	347,408

Gross profit	83,872	68,509	231,557	200,181

Operating expenses:
Research and development	12,163	11,068	35,312	33,174
Selling, general and administrative	36,855	31,456	103,455	97,968
Reorganization expense	5	(799)	8	(487)

Total operating expenses	49,023	41,725	138,775	130,655

Operating earnings	34,849	26,784	92,782	69,526
Interest income	1,476	1,752	3,906	4,527
Interest expense	(1,101)	(999)	(3,266)	(3,024)

Earnings from operations before taxes	35,224	27,537	93,422	71,029
Taxes on earnings	12,390	10,140	33,630	26,160

Earnings before cumulative effect of change in accounting principles	22,834	17,397	59,792	44,869
Cumulative effect of change in accounting principles — net of taxes	—	—	—	(13,720)

Net earnings	$22,834	$17,397	$59,792	$31,149

Net earnings per share — Basic:
Earnings before cumulative effect of change in accounting principles	$0.34	$0.26	$0.88	$0.69
Cumulative effect of change in accounting principles — net of taxes	—	—	—	(0.21)

Net earnings per share — Basic	$0.34	$0.26	$0.88	$0.48

Net earnings per share — Diluted:
Earnings before cumulative effect of change in accounting principles	$0.32	$0.25	$0.85	$0.66
Cumulative effect of change in accounting principles — net of taxes	—	—	—	(0.20)

Net earnings per share — Diluted	$0.32	$0.25	$0.85	$0.46

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding — Basic	67,876	66,640	67,582	65,437

Weighted average shares outstanding — Diluted	70,868	69,530	70,192	68,023

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 28,	September 28,
(Dollars in thousands, except par values)	2002	2001

Assets

Current assets:
Cash and cash equivalents	$162,027	$218,961
Short-term marketable securities	29,990	—
Accounts receivable, net	221,265	227,794
Inventories	134,072	111,777
Other current assets	65,349	60,971

Total current assets	612,703	619,503

Property, plant and equipment	222,033	209,105
Accumulated depreciation and amortization	(142,041)	(133,279)

Net property, plant and equipment	79,992	75,826

Long-term marketable securities	80,929	—
Goodwill	52,462	49,870
Other non-current assets	15,885	14,000

Total assets	$841,971	$759,199

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable	$116	$174
Accounts payable—trade	41,297	44,839
Accrued expenses	163,925	149,424
Product warranty	28,685	23,975
Advance payments from customers	76,570	66,942

Total current liabilities	310,593	285,354
Long-term accrued expenses and other	18,448	20,949
Long-term debt	58,500	58,500

Total liabilities	387,541	$364,803

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock
Authorized 1,000,000 shares, par value $1 per share, issued and outstanding none	—	—
Common stock
Authorized 99,000,000 shares, par value $1 per share, issued and outstanding 68,031,000 shares at June 28, 2002 and 67,359,000 shares at September 28, 2001	68,031	67,359
Capital in excess of par value	116,056	92,160
Deferred stock compensation	(3,450)	(4,247)
Retained earnings	273,793	239,124

Total stockholders’ equity	454,430	394,396

Total liabilities and stockholders’ equity	$841,971	$759,199

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended

	June 28,	June 29,
(Dollars in thousands)	2002	2001

Operating activities:
Net cash provided by operating activities	$95,565	$74,699

Investing activities:
Purchase of marketable securities	(111,157)	—
Purchase of property, plant and equipment	(18,726)	(12,257)
Proceeds from sale of property, plant and equipment	111	51
Purchase of a business, net of cash received	(3,111)	571
Increase in cash surrender value of life insurance	(2,895)	(3,371)
Other, net	(612)	46

Net cash used by investing activities	(136,390)	(14,960)

Financing activities:
Net repayments on short-term obligations	(58)	(384)
Proceeds from common stock issued to employees	19,188	38,748
Repurchase of common stock	(34,470)	(24)

Net cash provided by (used in) financing activities	(15,340)	38,340

Effects of exchange rate changes on cash	(769)	1,088
Net increase (decrease) in cash and cash equivalents	(56,934)	99,167
Cash and cash equivalents at beginning of period	218,961	83,321

Cash and cash equivalents at end of period	$162,027	$182,488

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Varian Medical Systems, Inc. (the “Company” or “VMS”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended June 28, 2002 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

NOTE 3 — MARKETABLE SECURITIES

The Company has classified its marketable securities as held-to-maturity and they are carried at amortized cost. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. At June 28, 2002, all investments were in compliance with the corporate investment policy which requires a credit rating of A or better and a maturity of less than three years. The carrying amounts of marketable securities are as follows at June 28, 2002 and September 28, 2001:

	June 28,	September 28,
(Dollars in thousands)	2002	2001

Municipal bonds	$65,273	$—
Corporate debt securities	45,646	—

	110,919	—
Less: Short-term marketable securities	29,990	—

Long-term marketable securities	$80,929	$—

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 4 — INVENTORIES

Inventories are valued at the lower of cost or market (realizable value) using last-in, first-out (“LIFO”) cost for the U.S. inventories (except X-ray Products). All other inventories are valued principally at average cost. If the first-in, first-out (“FIFO”) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $16.5 million at June 28, 2002 and $15.1 million at September 28, 2001. The components of inventories are as follows:

	June 28,	September 28,
(Dollars in thousands)	2002	2001

Raw materials and parts	$82,035	$72,677
Work-in-process	10,800	9,391
Finished goods	41,237	29,709

Total inventories	$134,072	$111,777

NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has significant international transactions in foreign currencies and addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The forward exchange contracts generally range from one to twelve months in original maturity. At June 28, 2002, the Company did not have any forward exchange contract with an original maturity greater than one year. The Company does not hold derivative instruments for speculative or trading purposes.

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

Under SFAS 133, the Company accounts for its hedges of foreign currency denominated sales orders (firm commitments) as fair value hedges. The company’s intent is to minimize the impact on the company’s gross margins due to currency fluctuations from the time an order is booked until the time the equipment is shipped. During this backlog period, the fair value gain or loss on the hedge and the fair value gain or loss on the firm commitment are recorded on the balance sheet. At the time of shipment, the cumulative change in fair value for the effective portion of hedge contracts is recorded in “cost of sales.” If a hedge is deemed no longer effective or if an order is cancelled, the cumulative change in fair value of those hedge contracts is recorded immediately in “cost of sales”. For the three months and the nine months ended June 28, 2002, there were no material gains or losses due to hedge ineffectiveness. At June 28, 2002, the Company had foreign exchange forward contracts maturing throughout the third quarter of fiscal year 2003 to sell and purchase $96 million and $1 million, respectively, in various foreign currencies. At June 28, 2002, all open forward exchange contracts were deemed effective.

The Company also hedges balance sheet exposures from its various foreign subsidiaries and business units. The Company enters into monthly foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency. These hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment under SFAS 133. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in “selling, general and administrative expenses” in the then current period. At June 28, 2002, the Company had foreign exchange forward contracts maturing throughout fiscal year 2002 to

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

sell and purchase $44 million and $10 million, respectively, to hedge the risks associated with foreign currency denominated assets and liabilities.

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

	Three Months Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001

Numerator — Basic and Diluted:
Earnings before cumulative effect of change in accounting principles	$22,834	$17,397	$59,792	$44,869
Cumulative effect of change in accounting principles — net of taxes	—	—	—	(13,720)

Net earnings	$22,834	$17,397	$59,792	$31,149

Denominator — Basic:
Average shares outstanding	67,876	66,640	67,582	65,437

Net earnings per share — Basic:
Earnings before cumulative effect of change in accounting principles	$0.34	$0.26	$0.88	$0.69
Cumulative effect of change in accounting principles — net of taxes	—	—	—	(0.21)

Net earnings per share — Basic	$0.34	$0.26	$0.88	$0.48

Denominator — Diluted:
Average shares outstanding	67,876	66,640	67,582	65,437
Dilutive common equivalent shares	2,891	2,848	2,526	2,558
Dilutive restricted performance shares and restricted common stock	101	42	84	28

Average shares outstanding	70,868	69,530	70,192	68,023

Net earnings per share — Diluted:
Earnings before cumulative effect of change in accounting principles	$0.32	$0.25	$0.85	$0.66
Cumulative effect of change in accounting principles — net of taxes	—	—	—	(0.20)

Net earnings per share — Diluted	$0.32	$0.25	$0.85	$0.46

Options to purchase 29,575 shares at an average exercise price of $39.80 per share were outstanding on a weighted average basis during the nine months ended June 28, 2002, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the shares.

Options to purchase 25,824 shares at an average exercise price of $34.18 and options to purchase 47,070 shares at an average exercise price of $32.87 were outstanding on a weighted average basis during the three months and nine months ended June 29, 2001, respectively, but were not included in

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the shares.

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

Information about Profit/(Loss)

			Earnings Before
	Sales		Interest and Taxes

	Three Months Ended		Three Months Ended

	June 28,	June 29,	June 28,	June 29,
(Dollars in millions)	2002	2001	2002	2001

Oncology Systems	$175	$147	$38	$27
X-ray Products	34	33	4	4
Other	7	6	—	(1)

Total industry segments	216	186	42	30
Corporate	—	—	(7)	(3)

Total industry segments	$216	$186	$35	$27

			Earnings Before
	Sales		Interest and Taxes

	Nine Months Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
(Dollars in millions)	2002	2001	2002	2001

Oncology Systems	$507	$429	$106	$74
X-ray Products	86	103	7	12
Other	19	16	(1)	(3)

Total industry segments	612	548	112	83
Corporate	—	—	(19)	(13)

Total industry segments	$612	$548	$93	$70

NOTE 8 — ADOPTION OF SAB 101

The Company adopted Staff Accounting Bulletin No. 101 ("SAB 101") during the fourth quarter of fiscal year 2001 and recorded the cumulative effect of the change in accounting principle retroactive to the beginning of fiscal year 2001. The cumulative effect of the change in accounting principle was an after-tax non-cash charge of $13.8 million (net of income taxes of $8.0 million) or $0.20 per diluted share, which includes pre-tax revenue of approximately $40.5 million less cost of sales and certain related expenses such as commissions. This amount is primarily comprised of the portion of revenue, the payment of which was contractually linked to the acceptance clause, and related profits associated with equipment that was shipped and previously recorded as revenue but for which installation and/or acceptance did not occur until after fiscal year 2000. Approximately $34.0 million of the $40.5 million of revenue deferred as of the beginning of fiscal year 2001 was recognized in 2001 upon installation and/or acceptance.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 9 — ADOPTION OF SFAS 142

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption and on an annual basis going forward. The amortization of goodwill ceases upon adoption of SFAS 142. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001; however, the Company elected to early adopt SFAS 142 in the first quarter of fiscal year 2002. If the Company had not adopted SFAS 142, the Company would have recorded approximately $0.7 million and $2.1 million of goodwill amortization for the third quarter and first nine months of fiscal year 2002, respectively, or the equivalent of $0.01 and $0.02 per diluted share, respectively. The Company recorded $0.7 million and $2.1 million of goodwill amortization in the third quarter and first nine months of fiscal year 2001, respectively, or the equivalent of $0.01 and $0.02 per diluted share, respectively. The Company’s net earnings and net earnings per share amounts would have been $17.8 million and $0.26 per diluted share, respectively, in the third quarter of fiscal year 2001 had SFAS 142 been adopted at the beginning of fiscal year 2001. For the nine months ended June 29, 2001, the Company’s earnings before cumulative effect of change in accounting principles, net earnings and related per share amounts would have been $46.2 million, $32.5 million and $0.68 and $0.48 per diluted share, respectively, had SFAS 142 been adopted at the beginning of fiscal year 2001.

The Company’s carrying value of goodwill of approximately $52.5 million at June 28, 2002 is primarily attributable to its Oncology Systems industry segment. During the first quarter of fiscal year 2002, the Company determined that the fair value of the goodwill exceeded the carrying value and thus did not need to record an impairment charge.

NOTE 10 — STOCK SPLIT

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

NOTE 11 — STOCK REPURCHASE PROGRAM

On August 20, 2001, the Company announced that its Board of Directors had authorized the repurchase by the Company of up to two million shares of its common stock (on a post-split basis) over the following twelve-month period. The stock repurchase program was approved in an effort to enhance stockholder value. Shares are expected to be retired upon repurchase. During the nine months ended June 28, 2002, the Company paid $34.5 million to repurchase 870,100 shares of its common stock. As of June 28, 2002, the Company can still purchase up to 989,900 shares under this program.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at nine sites where Varian Associates, Inc. is alleged to have shipped manufacturing waste for recycling or disposal. In addition, the Company is overseeing environmental cleanup projects and as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company’s sale of its electron devices business during 1995, and the sale of its thin film systems business during 1997). Under the terms of the agreement governing the Distribution, Varian, Inc. (“VI”) and Varian Semiconductor Equipment Associates, Inc. (“VSEA”) are each obligated to

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $0.6 million and $0.9 million (net of amounts borne by VI and VSEA) for the three months ended June 28, 2002 and June 29, 2001, respectively, on environmental investigation, cleanup and third party claim costs. The Company spent $1.5 million and $1.6 million (net of amounts borne by VI and VSEA) for the nine months ended June 28, 2002 and June 29, 2001, respectively, on environmental investigation, cleanup and third party claim costs.

For a number of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities (including cleanup costs, reimbursements to third parties, project management costs and legal costs) if undertaken. As of June 28, 2002, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects for these sites ranged in the aggregate from $4.5 million to $13.4 million. The time frame over which the Company expects to complete the cleanup projects varies with each site, ranging up to approximately 30 years as of June 28, 2002. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $4.5 million as of June 28, 2002. The amount accrued has not been discounted to present value.

As to other sites and facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future cleanup activities. As of June 28, 2002, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects, including paying third party claims, for these sites and facilities ranged in the aggregate from $20.7 million to $42.4 million. The time frame over which these cleanup projects are expected to be complete varies with each site and facility, ranging up to approximately 30 years as of June 28, 2002. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $23.9 million at June 28, 2002. The Company accordingly accrued $16.4 million, which represents its best estimate of the future costs of $23.9 million discounted at 4%, net of inflation. This accrual is in addition to the $4.5 million described in the preceding paragraph.

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

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company received certain cash payments in the form of settlements and judgments during fiscal years 1995, 1996, 1997, 1998 and 2001 from defendants, its insurers and other third parties. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company’s past and future environmental-related expenditures, and the Company therefore has a $4.1 million receivable in Other Assets at June 28, 2002. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. The Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

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

NOTE 14 — SUBSEQUENT EVENT

On July 12, 2002, the Company acquired the HDR, or High Dose Rate, brachytherapy business of MDS Nordion, a division of MDS (Canada), Inc., for approximately $11 million in cash, subject to post-closing adjustments. The acquisition will expand the Company’s capability to offer a more complete range of HDR brachytherapy services and products

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of Varian Medical Systems, Inc. and its subsidiaries as of June 28, 2002 and September 28, 2001, and the related condensed consolidated statements of earnings for each of the three-month and nine-month periods ended June 28, 2002 and June 29, 2001 and the condensed consolidated statements of cash flows for the nine-month periods ended June 28, 2002 and June 29, 2001. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
July 19, 2002

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     VMS is a world leader in the design and manufacture of integrated cancer therapy systems, as well as high-quality, cost-effective X-ray tubes for original equipment manufacturers, replacement X-ray tubes and imaging subsystems. Our Oncology Systems business consists of a fully integrated system of products, including not only linear accelerators and simulators but also information management and treatment planning software and other sophisticated ancillary products and services. Our linear accelerators and simulators are sold and are in service around the world. Our X-ray tubes business consists of tubes that cover a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, special procedures and mammography, and are sold to most major diagnostic equipment manufacturers as well as directly to end-users for replacement purposes. Sales from our Ginzton Technology Center, or GTC, consist primarily of brachytherapy products and, to a lesser extent, amounts earned under research contracts. GTC is also pursuing other new business areas, including the potential of combining advances in focused energy and imaging technology with the latest breakthroughs in biotechnology.

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

     In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption and on an annual basis going forward. The amortization of goodwill ceases upon adoption of SFAS 142. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001; however, we elected to early adopt SFAS 142 in the first quarter of fiscal year 2002. If we had not adopted SFAS 142, we would have recorded approximately $0.7 million and $2.1 million of goodwill amortization for the third quarter and first nine months of fiscal year 2002, respectively, or the equivalent of $0.01 and $0.02 per diluted share, respectively. We recorded $0.7 million and $2.1 million of goodwill amortization in the third quarter and first nine months of fiscal year 2001, respectively, or the equivalent of $0.1 and $0.02 per diluted share, respectively. Our net earnings and net earnings per share amounts would have been $17.8 million and $0.26 per diluted share, respectively, in the third quarter of fiscal year 2001 had SFAS 142 been adopted at the beginning of fiscal year 2001. For the nine months ended June 29, 2001, our earnings before cumulative effect of change in accounting principles, net earnings and related per share amounts would have been $46.2 million, $32.5 million and $0.68 and $0.48 per diluted share, respectively, had SFAS 142 been adopted at the beginning of fiscal year 2001.

     On July 12, 2002, we acquired the HDR, or High Dose Rate, brachytherapy business of MDS Nordion, a division of MDS (Canada), Inc., for approximately $11 million in cash, subject to post-closing adjustments. The acquisition will expand our capability to offer a more complete range of HDR brachytherapy services and products.

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

Revenue Recognition

     We implemented the provisions of SAB 101 in the fourth quarter of fiscal year 2001, retroactive to the beginning of fiscal year 2001. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. In general, for hardware products which include provisions for installation, our policy is to recognize the amount earned upon transfer of risk of loss and defer revenue recognition on the greater of the fair value of the installation services or the amount of payment that is contractually linked to the installation or acceptance clause. For amounts deferred, revenue is recognized upon completion or satisfaction of remaining obligations. SAB 101 has no impact on our revenue recognition policies related to sales of software products or products in the X-ray Products business. Revenue for product sales in the X-ray Products business is recognized upon shipment because these products do not include any installation obligations. Sales for software products are generally recognized at the time of customer acceptance. Revenue related to spare part sales in the Oncology Service business is generally recognized upon delivery. Revenue related to service performed on a time-and-materials basis is recognized when it is earned and billable. Revenue related to service contracts is recognized ratably over the period of the related contract. Revenue is dependent on the timing of shipment and is subject to customer acceptance and readiness. If shipments are not made on scheduled timelines or the products are not accepted by the customer, material differences in the amount of our reported revenue may result.

Allowance For Doubtful Accounts

     Credit evaluations are undertaken for all major sale transactions before shipment is authorized. Normal payment terms require a small portion upon signing of the purchase order contract, a significant amount upon transfer of risk of loss and a small portion upon completion of the installation. On a quarterly basis, we evaluate aged items in the accounts receivable aging and provide adequate reserves for doubtful accounts. Customer economic conditions may change and increase the risk of collectibility and may require additional provisions which would negatively impact our operating results. As of June 28, 2002, our provisions for doubtful accounts represented approximately 1% of total accounts receivable.

Inventories

     We regularly review inventory quantities on hand and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimated forecast of product demand and production. Actual demand may differ from our estimates, in which case we may have understated or overstated the provision required for obsolete and excess inventory, which would have an impact on our operating results.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

Warranty Obligations

     We generally warrant our products for a specific period of time against material defects. We provide for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent our best estimate at the time of the sale of the total costs that we will incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. Actual warranty costs could differ from the estimate amounts. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. If we were required to accrue additional warranty cost in the future, it would negatively affect operating results.

Impairment of Goodwill

     We adopted SFAS 142 during the first quarter of fiscal year 2002. This statement requires us to make an initial assessment within the first six months of adoption and then annual assessments thereafter as to the carrying value of the goodwill. During the first quarter of fiscal year 2002, we determined that the fair value of the goodwill exceeded the carrying value and thus did not need to record an impairment charge. In assessing the value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the goodwill. If these estimates or their related assumptions change in the future, we may be required to record impairment charges which would negatively impact operating results. As of June 28, 2002, the carrying value of goodwill was $52.5 million.

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

     From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. Under various laws (such as the federal “Superfund” law) and under our obligations concerning operations before the spin-offs, we are overseeing environmental cleanup projects from our pre-spun-off operations and as applicable reimbursing third parties (such as the U.S. Environmental Protection Agency or other responsible parties) for cleanup activities. Under the terms of the agreement governing the distribution, VI and VSEA are each obligated to indemnify us for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by us). The cleanup projects we are overseeing are being conducted under the direction of or in consultation with relevant regulatory agencies. We estimate these cleanup projects will take up to 30 years to complete. As described below, we have accrued a total of $20.9 million as of June 28, 2002 to cover our liabilities for these cleanup projects:

•	Our estimate of future costs to complete cleanup activities at certain sites ranges from $4.5 million to $13.4 million. For these estimates, we have not discounted the costs to present dollars because of the uncertainties that make it difficult to develop a best estimate and have accrued $4.5 million, which is the amount at the low end of the range.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

•	For eight cleanup projects, we have sufficient knowledge to develop better estimates of our future costs. While our estimate of future costs to complete these cleanup projects, including third party claims, ranges from $20.7 million to $42.4 million, our best estimate within that range is $23.9 million. For these projects, we have accrued $16.4 million, which is our best estimate of the $23.9 million discounted to present dollars at 4%, net of inflation.

     When we developed the estimates above, we considered the financial strength of other potentially responsible parties. These amounts are, however, only estimates and may be revised in the future as we get more information on these projects. We may also spend more or less than these estimates. Based on current information, we believe that our reserves are adequate. At this time, management believes that it is remote that any single environmental event would have a materially adverse impact on our financial statements in any single fiscal year. We spent $0.6 million and $0.9 million (net of amounts borne by VI and VSEA) during the third quarter of fiscal years 2002 and 2001, respectively. We spent $1.5 million and $1.6 million (net of amounts borne by VI and VSEA) during the first nine months of fiscal years 2002 and 2001, respectively.

     We have received cash payments in the form of settlements and judgments from various insurance companies and other third parties in 1995, 1996, 1997, 1998 and 2001. In addition, we have an agreement with an insurance company to pay a portion of our past and future expenditures. As a result of this agreement, we have a $4.1 million receivable included in “other assets” as of June 28, 2002. We believe that this receivable is collectible because it is based on a binding, written settlement agreement with a financially viable insurance company. Although we continue to aggressively pursue other recoveries, we have not reduced our liability in anticipation of recovery from third parties for claims that we made.

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

Results of Operations

     Fiscal Year

          Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2002 is the 52-week period ending September 27, 2002, and fiscal year 2001 was the 52-week period ending September 28, 2001. The fiscal quarters ended June 28, 2002 and June 29, 2001 were both 13 weeks long. The nine-month periods ended June 28, 2002 and June 29, 2001 were both 39 weeks long.

     Third Quarter of Fiscal Year 2002 Compared to Third Quarter of Fiscal Year 2001

Total Sales: Our total sales of $216 million in the third quarter of fiscal year 2002 were 16% higher than our sales of $186 million in the third quarter of fiscal year 2001. International sales were $87 million, or 41% of sales, in the third quarter of fiscal year 2002, compared to $82 million, or 44% of sales, in the third quarter of fiscal year 2001. Product sales were $188 million (87% of total sales) in the third quarter of fiscal year 2002, compared to $161 million (86% of total sales) in the third quarter of fiscal year 2001. Service contracts and other sales were $29 million (13% of total sales) in the third quarter of fiscal year 2002, compared to $25 million (14% of sales) in the third quarter of fiscal year 2001.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

Sales (by segment and revenue classification)	Three Months Ended

	June 28,	June 29,
(Dollars in millions)	2002	2001

Oncology Systems:
Product	$148.6	$123.4
Service contracts and other	26.3	23.6

Total Oncology Systems	$174.9	$147.0

X-ray Products:
Product	$33.6	$33.1
Service contracts and other	—	—

Total X-ray Products	$33.6	$33.1

GTC:
Product	$5.3	$4.5
Service contracts and other	2.2	1.6

Total GTC	$7.5	$6.1

Sales (by segment and region)	Three Months Ended

	June 28,	June 29,
(Dollars in millions)	2002	2001

Oncology Systems:
North America	$110.9	$88.8
Europe	40.4	40.2
Asia	16.7	10.7
Rest of the world	6.9	7.3

Total Oncology Systems	$174.9	$147.0

X-ray Products:
North America	$11.7	$11.4
Europe	5.6	4.7
Asia	14.9	16.0
Rest of the world	1.4	1.0

Total X-ray Products	$33.6	$33.1

GTC:	$7.5	$6.1

Oncology Systems sales:	Total sales for the Oncology Systems business increased 19% to $175 million (81% of total sales) in the third quarter of fiscal year 2002, compared to $147 million (79% of total sales) for the same period in fiscal year 2001. Product sales increased 20% to $149 million (85% of total Oncology Systems sales) in the third quarter of fiscal year 2002, compared to $123 million (84% of total Oncology Systems sales) for the same period in fiscal year 2001. Service contracts and other sales increased 12% to $26 million (15% of total Oncology Systems sales) in the third quarter of fiscal year 2002, compared to $24 million (16% of total Oncology Systems sales) for the same period in fiscal year 2001. Although international sales for the third quarter of fiscal year 2002 increased by 10% from the same period in fiscal year 2001, year-to-date sales are still slightly below last year’s year-to-date sales due primarily to the timing of shipments as a result of customer requested delivery schedules. North American sales for the third quarter of fiscal year 2002 increased by 25% from the same period in fiscal

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

year 2001 primarily due to the continued increase in demand for Intensity Modulated Radiation Therapy, or IMRT, and IMRT-related products.

X-ray Products sales:	Total X-ray Products sales, which decreased by 25% in the first half of fiscal 2002, increased 2% to $34 million (16% of total sales) in the third quarter of fiscal 2002, compared to $33 million (18% of total sales) for the same period in fiscal year 2001. This quarter included increased shipments of CT scanning tubes to our largest OEM customer, which more than offset the decline in our more mature product lines.

GTC sales:	GTC sales were $7 million for the third quarter of fiscal year 2002, compared to $6 million for the same period in fiscal year 2001. Product sales were $5 million for the third quarter of fiscal year 2002 compared to $4 million in the same period in fiscal year 2001. Service contracts and other sales was $2 million for the third quarter of both fiscal years 2002 and 2001, respectively. Total GTC sales increased in the third quarter of fiscal year 2002 compared to the third quarter of fiscal year 2001 due to higher sales in our brachytherapy business.

Gross Profit: We recorded gross profit of $84 million in the third quarter of fiscal year 2002 and $69 million in the third quarter of fiscal year 2001. As a percentage of total sales, gross profit was 39% in the third quarter of fiscal year 2002, compared to 37% for the same period of fiscal year 2001. As a percentage of product sales, product gross profit was 41% in the third quarter of fiscal year 2002 compared to 39% in the third quarter of fiscal year 2001. The gross profit increase in product sales in the third quarter of fiscal year 2002 resulted from proportionately greater North American sales as well as increased sales of ancillary products, both of which traditionally have higher gross profit margins. Gross profit for service contracts and other sales was 24% in the third quarter of fiscal year 2002, compared to 21% in the third quarter of fiscal year 2001. The gross profit increase in service contracts and other sales resulted primarily from increased sales volume.

Gross profit as a percentage of sales of Oncology Systems increased to 40% in the third quarter of fiscal year 2002 from 38% for the same period in fiscal 2001 due principally to the proportionately greater North American sales and increased sales of ancillary products. In addition, gross profit as a percentage of sales in our X-ray Products business increased to 31% in the third quarter of fiscal year 2002 from 29% in the third quarter of fiscal year 2001. The gross profit increase in X-ray Products stemmed primarily from a sales mix shift to higher margin products as well as a slight increase in sales volume.

Research and Development: Research and development expenses increased to $12 million in the third quarter of fiscal year 2002 compared to $11 million in the same period of fiscal year 2001. As a percentage of sales, research and development remained unchanged at 6% in each period. The increase in absolute dollars in research and development expenses in the third quarter of fiscal year 2002 occurred in all businesses.

Selling, General and Administrative: Selling, general and administrative expenses increased to $37 million in the third quarter of fiscal year 2002 compared to $31 million in the same period of fiscal year 2001, representing 17% of total sales for the third quarter of both fiscal years 2002 and 2001, respectively. The increase in absolute dollars in selling, general and administrative expenses in the third quarter of fiscal year 2002 can be attributed to the timing of certain expenses.

Reorganization Expense: Net reorganization expense changed from income of $0.8 million in the third quarter of fiscal year 2001 to expense of $5,000 for the third quarter of fiscal year 2002. This change resulted from the release of an accrual in the third quarter of fiscal year 2001 that was established for the April 2, 1999 spin-offs.

Interest Income, Net: Net interest income decreased to $0.4 million for the third quarter of fiscal year 2002 compared to $0.8 million in the same period of fiscal year 2001. The decrease was primarily a result of lower interest rates, partially offset by increased cash and marketable security levels.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

Taxes on Earnings: Our estimated effective tax rate for the third quarter of fiscal year 2002 was 35%, which declined from 36.5% for the previous quarter. This decline is primarily due to our investment in tax-exempt municipal securities. In general, our effective income tax rate differs from the statutory rates largely as a function of benefits realized from our extraterritorial income exclusion, research and development tax credits and net foreign taxes.

     First Nine months of Fiscal Year 2002 Compared to First Nine months of Fiscal Year 2001

Total Sales: Our total sales of $612 million in the first nine months of fiscal year 2002 were 12% higher than our sales of $548 million in the first nine months of fiscal year 2001. International sales were $238 million, or 38% of sales, in the first nine months of fiscal year 2002, compared to $256 million, or 47% of sales, in the first nine months of fiscal year 2001. Product sales were $528 million (86% of total sales) in the first nine months of fiscal year 2002, compared to $475 million (87% of total sales) in the first nine months of fiscal year 2001. Service contracts and other sales were $84 million (14% of total sales) in the first nine months of fiscal year 2002, compared to $72 million (13% of sales) in the first nine months of fiscal year 2001.

Sales (by segment and revenue classification)	Nine Months Ended

	June 28,	June 29,
(Dollars in millions)	2002	2001

Oncology Systems:
Product	$429.8	$362.3
Service contracts and other	76.7	67.0

Total Oncology Systems	$506.5	$429.3

X-ray Products:
Product	$86.1	$102.9
Service contracts and other	—	0.1

Total X-ray Products	$86.1	$103.0

GTC:
Product	$11.6	$10.3
Service contracts and other	7.5	5.0

Total GTC	$19.1	$15.3

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

Sales by segment and region)	Nine Months Ended

	June 28,	June 29,
(Dollars in millions)	2002	2001

Oncology Systems:
North America	$327.1	$246.2
Europe	108.3	120.1
Asia	51.0	43.9
Rest of the world	20.1	19.1

Total Oncology Systems	$506.5	$429.3

X-ray Products:
North America	$32.5	$34.6
Europe	13.4	13.8
Asia	36.4	52.0
Rest of the world	3.8	2.6

Total X-ray Products	$86.1	$103.0

GTC:	$19.1	$15.3

Oncology Systems sales:	Total sales for the Oncology Systems business increased 18% to $507 million (83% of total sales) in the first nine months of fiscal year 2002, compared to $429 million (78% of total sales) for the same period in fiscal year 2001. Product sales increased 19% to $430 million (85% of total Oncology Systems sales) in the first nine months of fiscal year 2002, compared to $362 million (84% of total Oncology Systems sales) for the same period in fiscal year 2001. Service contracts and other sales increased 14% to $77 million (15% of total Oncology Systems sales) in the first nine months of fiscal year 2002, compared to $67 million (16% of total Oncology Systems sales) for the same period in fiscal year 2001. The slight decrease in international sales (which decreased 2% from the first nine months of 2001) was more than offset by the strength in North American sales (which increased by 33% from the first nine months of 2001). For the full fiscal year 2002, we expect international sales to remain relatively unchanged when compared to fiscal year 2001. However, we expect strong performance from North America due to increased demand for IMRT, and IMRT-related products.

X-ray Products sales:	Total X-ray Products sales decreased 16% to $86 million (14% of total sales) in the first nine months of fiscal 2002, compared to $103 million (19% of total sales) for the same period in fiscal year 2001. This again reflects the decline in the first half of the fiscal year 2002 in our sales of CT scanning tubes as a result of excess inventory levels at our largest Japanese OEM customer, and the consolidation in the OEM markets, including the acquisition of previous customers by companies that also manufacture competing X-ray tube products. We began to see a recovery in the third quarter, but still expect fiscal year 2002 sales will be below fiscal year 2001 levels.

GTC sales:	GTC sales were $19 million for the first nine months of fiscal year 2002, compared to $15 million for the same period in fiscal year 2001. Product sales were $12 million for the first nine months of fiscal year 2002, compared to $10 million for the same period in fiscal year 2001. Service contracts and other sales was $8 million for the first nine months of fiscal year 2002 compared to $5 million for the first nine months of fiscal year 2001. Total GTC sales increased in the first nine months of fiscal year 2002 compared to the first nine months of fiscal year 2001 due primarily to higher sales under government contracts.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

Gross Profit: We recorded gross profit of $232 million in the first nine months of fiscal year 2002 and $200 million in the first nine months of fiscal year 2001. As a percentage of total sales, gross profit was 38% in the first nine months of fiscal year 2002 and 37% in the first nine months of fiscal year 2001. Product gross profit was 40% in the first nine months of fiscal year 2002, compared to 38% in the first nine months of fiscal year 2001. The gross profit increase in product sales in the first nine months of fiscal year 2002 resulted primarily from proportionately greater North American sales as well as increased sales of ancillary products. Gross profit for service contracts and other sales was 27% in the first nine months of fiscal year 2002, compared to 24% in the first nine months of fiscal year 2001. The gross profit increase in service contracts and other sales resulted primarily from increased sales volume.

Gross profit as a percentage of sales of Oncology Systems increased to 39% in the first nine months of fiscal year 2002 from 38% for the same period in fiscal 2001 due principally to the proportionately greater North American sales and increased sales of ancillary products. However, gross profit as a percentage of sales in our X-ray Products business decreased to 28% in the first nine months of fiscal year 2002 from 30% in the first nine months of fiscal year 2001. The gross profit decrease in X-ray Products stemmed primarily from the decline in sales volume.

Research and Development: Research and development expenses increased to $35 million in the first nine months of fiscal year 2002 compared to $33 million in the same period of fiscal year 2001. As a percentage of sales, research and development remained unchanged at 6% in each period. The increase in absolute dollars in research and development expenses in the first nine months of fiscal year 2002 occurred in all businesses.

Selling, General and Administrative: Selling, general and administrative expenses increased to $103 in the first nine months if fiscal year 2002 compared to $98 million for the same period of fiscal year 2001. As a percentage of sales, selling, general and administrative expenses declined to 17% of sales in the first nine months of fiscal year 2002 from 18% of sales in the first nine months of fiscal year 2001. The increase in absolute dollars in selling, general and administrative expenses in the third quarter of fiscal year 2002 can be attributed to the timing of certain expenses as well as hedging losses related to hedges of our foreign-currency-denominated assets and liabilities. These increases were partially offset by the elimination of goodwill amortization in compliance with SFAS 142. The decrease in selling, general and administrative expenses as a percentage of sales was largely due to the proportionately greater increase in sales recorded in the first nine months of fiscal year 2002.

Reorganization Expense: Net reorganization expense changed from income of $487,000 for the first nine months of fiscal year 2001 to expense of $8,000 for the first nine months of fiscal year 2002. This change resulted primarily from the release of an accrual in the third quarter of fiscal year 2001 that was established for the April 2, 1999 spin-offs.

Interest Income, Net: Net interest income decreased to $0.6 million for the first nine months of fiscal year 2002 compared to $1.5 million for the first nine months of fiscal year 2001. The decrease was primarily a result of lower interest rates, partially offset by increased cash and marketable security levels.

Taxes on Earnings: Our estimated effective tax rate for the first nine months of fiscal year 2002 was 36%, which declined from 36.5% for the first six months. This decline is primarily due to our investments in tax-exempt municipal securities. In general, our effective income tax rate differs from the statutory rates largely as a function of benefits realized from our extra territorial income exclusion, research and development tax credits and net foreign taxes.

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

     At June 28, 2002, we had $59 million of long-term loans and $0.1 million of short-term notes payable. Interest rates on the outstanding long-term loans on this date ranged from 6.70% to 7.15% with a weighted average interest rate of 6.82%. As of June 28, 2002, the weighted average interest rate on the short-term notes payable was 6.06%. The long-term loans currently contain covenants that limit future borrowings and cash dividend payments. The covenants also require us to maintain specified levels of working capital and operating results. At June 28, 2002, we were in compliance with all such loan covenants.

     At June 28, 2002, we had $273 million in cash, cash equivalents and marketable securities (approximately 22% of which was held abroad and would be subject to additional taxation if it was repatriated to the U.S.) compared to $219 million at September 28, 2001.

     Our primary cash inflows and outflows for the first nine months of fiscal year 2002 and 2001 were as follows:

•	We generated net cash from operating activities of $96 million during the first nine months of fiscal year 2002, compared to $75 million in the same period of fiscal year 2001. The primary contributors to the increase in operating cash flow during the first nine months of fiscal year 2002 compared to the first nine months of fiscal year 2001 was a $15 million increase in net earnings before the cumulative effect of change in accounting principles. Net cash provided by operating activities in the first nine months of fiscal year 2002 related primarily to $60 million in net earnings and $17 million in net non-cash charges including depreciation, amortization and other, a $9 million increase in accrued expenses, a $9 million increase in customer advances, $15 million of tax benefits from employee stock option exercises and a $10 million reduction in accounts receivable, partially offset by additions to inventory of $22 million, a decrease in long-term accrued expenses of $3 million, and a $4 million decrease in accounts payable.

•	Investing activities used $136 million of net cash in the first nine months of fiscal year 2002 compared to $15 million in the first nine months of fiscal year 2001. During the first nine months of fiscal 2002, we purchased $111 million (including $2 million of premiums, net) of long-term and short-term marketable securities. These marketable securities are classified as held-to-maturity and mature between nine months and three years. Also, net cash used in investing activities in both the first nine months of fiscal years 2002 and 2001 was to purchase property, plant and equipment, purchase of a business, net of cash received, and an increase in the cash surrender value of life insurance held in connection with a deferred compensation plan.

•	Financing activities used net cash of $15 million in the first nine months of fiscal year 2002 compared to net cash provided of $38 million in the same period of fiscal year 2001. Net cash used by financing activities in the first nine months of fiscal year 2002 resulted from $34 million used for the purchase of common stock, partially offset by $19 million in proceeds from employee stock option exercises. Net cash provided by financing activities in the first nine months of fiscal year 2001 resulted primarily from $39 million in proceeds from stock option exercises.

     Total debt as a percentage of total capital declined to 11% as of June 28, 2002 compared to 13% as of September 28, 2001. This decline is attributable to the increase in stockholders’ equity. The ratio of current assets to current liabilities declined to 1.97 to 1 as of June 28, 2002 as compared to 2.17 to 1 as of September 28, 2001. This decline is primarily attributable to our investment in long-term marketable securities that reduced current assets. Given our strong cash position and high liquidity levels, we elected to cancel a $50 million revolving credit facility in January 2002 and allowed $50 million in unused uncommitted lines of credit to expire. Thus, at June 28, 2002, we had $37.3 million available in unused uncommitted lines of credit.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

     The following summarizes our contractual obligations as of June 28, 2002 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	2002	2003	2004	2005	2006	Thereafter

Operating leases	$2.0	$7.6	$6.7	$5.8	$3.9	$4.0
Notes payable	0.1	0.1	—	—	—	—
Long-term debt	—	—	—	5.3	2.5	50.8

Total	$2.1	$7.7	$6.7	$11.1	$6.4	$54.8

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

Stock Repurchase Program

     On August 20, 2001, we announced that our Board of Directors had authorized the repurchase by us of up to two million shares of our common stock (on a post-split basis) over the following twelve-month period. The stock repurchase program was approved in an effort to enhance stockholder value. Shares are expected to be retired upon repurchase. During the nine months ended June 28, 2002, we paid $34.5 million to repurchase 870,100 shares of our common stock under this program. As of June 28, 2002, we can still purchase up to 989,900 shares under this program.

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

     We have significant international transactions in foreign currencies and address related financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s economy, and adhere to a policy of hedging firmly committed sales orders. These firmly committed foreign currency sales orders are hedged with forward exchange contracts. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into forward exchange contracts for trading purposes. The forward exchange contracts range from one to twelve months in original maturity. As of June 28, 2002, we do not have any forward exchange contract with an original maturity greater than one year. We also hedge the balance sheet exposures from our various foreign subsidiaries and business units having U.S. dollar functional currencies. We enter into these monthly foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

     The notional value of sold forward exchange contracts outstanding as of June 28, 2002 totaled $140 million. The notional value of purchased forward exchange contracts outstanding as of June 28, 2002 totaled $12 million. The notional amounts of forward exchange contracts are not a measure of our exposure. An adverse move in currency exchange rates would decrease the fair value of the contracts. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar manner. Accordingly, we believe that our hedging strategy should yield no material net impact to our results of operations or cash flows.

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

     The principal amount of cash, cash equivalents and marketable securities at June 28, 2002 totaled $273 million with a related weighted average interest rate of 2.23%. Our investment portfolio of municipal bonds and corporate debt securities is classified as held-to-maturity, and any gains or losses relating to changes in interest rates would occur in the unlikely event of liquidation of all or part of the investment portfolio. Our long-term debt of $59 million at June 28, 2002 carries a weighted average fixed interest rate of 6.82% with principal payments due in various installments over a ten-year period, beginning in 2005. Our short-term notes payable of $0.1 million at June 28, 2002 carried a weighted average interest rate of 6.06% as of that date.

     The estimated fair value of our cash and cash equivalents (a portion of which was held abroad at June 28, 2002 and would be subject to additional taxation if it were repatriated in the U.S.) approximates the principal amounts reflected above based on the short maturities of these financial instruments.

     Although payments under some of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

     We are subject to various legal proceedings and claims that are discussed in the Notes to the Financial Statements. We are also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. While we can provide no assurances as to the ultimate outcome of any litigation, management does not believe any pending legal proceeding will result in a judgment or settlement that would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit
No.	Description

15.1	Letter Regarding Unaudited Interim Financial Information.
99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  The Company filed Current Report on Form 8-K on April 30, 2002 to report under Item 5. “Other Events” that on April 30, 2002, Mr. John C. Ford, the registrant’s Vice President and President, International Operations (“Ford”), filed a Notice of Proposed Sale of Securities Pursuant to Rule 144 Under the Securities Act of 1933 regarding his intention to simultaneously exercise options to purchase 186,000 shares of the registrant’s Common Stock and sell such stock on the open market. This exercise and sale was undertaken by Ford to comply with the distribution of community property in the matter of the dissolution of his marriage.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: August 6, 2002	By:	/s/ ELISHA W. FINNEY

Elisha W. Finney Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

15.1	Letter Regarding Unaudited Interim Financial Information.
99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002