Form 10-K
period 2002-09-27
VARIAN MEDICAL SYSTEMS INC
filed 2002-11-26
CIK 203527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2002

or

☐	TRANSITION REPORTING PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-7598

Varian Medical Systems, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-2359345
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3100 Hansen Way Palo Alto, California	94304-1030
(Address of principal executive offices)	(Zip Code)

(650) 493-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1 par value	New York Stock Exchange/ Pacific Exchange
Preferred Stock Purchase Rights	New York Stock Exchange/ Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑           No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      At November 25, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $3,227,806,450.

      At November 25, 2002, the number of shares of Common Stock outstanding was 67,953,820.

DOCUMENTS INCORPORATED BY REFERENCE

      Definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders —

Part III of this Form 10-K

www.varian.com (NYSE: VAR)

VARIAN MEDICAL SYSTEMS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended September 27, 2002

FORWARD-LOOKING STATEMENTS

      Except for historical information, this Annual Report on Form 10-K contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to our management. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in these forward-looking statements and reported results should not be considered an indication of future performance due to the factors listed below, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Business” and from time to time in our other filings with the Securities and Exchange Commission. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as Intensity Modulated Radiation Therapy, or IMRT, brachytherapy, software, treatment techniques, and advanced X-ray products; growth drivers; Varian Medical Systems, Inc.’s (“VMS,” “we” or “our”) orders, sales, backlog or earnings growth; future financial results and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “will,” “hopeful,” “continued,” “could,” “estimating,” “optimistic,” “intend” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those projected or management’s current expectations. Such risks and uncertainties include:

•	market acceptance and demand for our products;

•	our ability to anticipate and keep pace with changes in the marketplace and technological innovation;

•	our ability to successfully develop and commercialize new products and new product enhancements;

•	our ability to meet U.S. Food and Drug Administration and other domestic or foreign regulatory requirements or product clearances, which might limit the products we can sell, subject us to fines or other regulatory actions, and/or increase costs;

•	the impact of managed care initiatives or other healthcare reforms and/or limitations on third party reimbursements, including resulting pressure on pricing and demand for our products;

•	the possibility that material product liability claims could harm our future sales or require us to pay uninsured claims, and the availability and adequacy of our insurance to cover any such liabilities;

•	the highly competitive nature of the markets in which we compete, and the impact of competition on our sales, margins and market share;

•	our ability to maintain or increase operating margins;

•	our ability to protect our intellectual property and the competitive position of our products;

•	the possibility of intellectual property infringement claims against us;

•	our reliance on sole source or a limited number of suppliers for some key components;

•	our ability to provide the significant education and training required for the health care market to accept our products;

•	the effect of environmental claims and clean-up expenses on our costs;

•	the effect on our profit margins of product recycling and related regulatory requirements in European and other countries;

•	our ability to attract and retain qualified employees;

•	economic, political and other risks associated with our significant international operations, including the enforceability of obligations, the extent of taxes and trade restrictions and licensing and other requirements, and protection of intellectual property;

•	the effect of foreign currency exchange rates;

•	our ability to match manufacturing capacity with demand for our products;

•	our reliance on a limited number of original equipment manufacturer customers for our X-ray computed tomography tubes, and the potential for continued consolidation in the X-ray tubes market;

•	our ability to successfully integrate acquired businesses into our existing operations and to realize anticipated benefits;

•	our use of distributors for a portion of our sales, the loss of which could reduce sales;

•	our ability to make our products interoperate with one another or compatible with widely used third party products;

•	the effect of fluctuations in our operating results, including as a result of changes in accounting policies, may have on the price of our common stock;

•	the risk of loss or interruption to our operations or increased costs due to natural disasters, which may not be adequately covered by insurance, the availability and cost of power and energy supplies, strikes and other events beyond our control;

•	our potential responsibility for additional tax obligations and other liabilities arising out of the spin-off of segments of our former businesses; and

•	the possibility that provisions of our Certificate of Incorporation and stockholder rights plan might discourage a takeover and therefore limit the price of our common stock.

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

Overview

      We are a world leader in the design and production of integrated systems of equipment and software for treating cancer with radiation, as well as high-quality, cost-effective X-ray tubes for original equipment manufacturers, replacement X-ray tubes and imaging subsystems.

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

      Our Oncology Systems business produces and sells a fully integrated system of products for treating cancer with radiation, including not only linear accelerators and treatment simulation and verification products but also information management and treatment planning software and other sophisticated ancillary products and services. Our linear accelerators and treatment simulation and verification products are sold and are in service around the world. Our X-ray Products business manufactures and sells X-ray tubes that cover a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, special procedures and mammography, and are sold to most major diagnostic equipment manufacturers as well as directly to end-users for replacement purposes. We also manufacture and sell advanced brachytherapy products through Ginzton Technology Center, or GTC, our research facility for identifying and addressing new and potential new markets. Our brachytherapy business, which was successfully incubated within GTC, is now ready to move into its next phase of development, and subsequent to September 27, 2002, we announced that the management for the brachytherapy business will now report directly to our chief executive officer, but their operations will still be reported as part of the “other” category of our industry segments, see Note 18 “Industry Segments” of the Notes to the Consolidated Financial Statements. Through GTC, we are also pursuing other potential new business areas, including next generation digital X-ray imaging technology, digital X-ray fluoroscopic imagers and the potential of combining advances in focused energy and imaging technology with the latest breakthroughs in biotechnology. In addition, we are pursuing technologies and products that promise to improve disease management by employing targeted energy to enhance the effectiveness of molecular medicine.

      Our business is subject to various risks and uncertainties. You should carefully consider the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Business”, in conjunction with the description of our business set forth below and the other information included in this Form 10-K.

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

      Currently, the most common type of radiotherapy uses X-rays delivered by external beams and is administered using linear accelerators. Linear accelerators are conventionally used for multiple, or fractionated, treatments of a tumor in up to 40 radiation sessions. Linear accelerators can also be employed for very small lesions, for example, in the brain, to deliver a single high dose of radiation in a procedure referred to as stereotactic radiosurgery. In addition to external radiation therapy, radioactive seeds, wires or ribbons are sometimes inserted into a tumor or into a body cavity. These modalities, known as brachytherapy, do not require the radiation to pass through surrounding healthy tissue in order to reach the tumor.

Products

      Our products can be broadly classified into three principal categories: Oncology Systems, X-ray Products, including X-ray tubes and imaging subsystems and brachytherapy and other technologies developed by our Ginzton Technology Center. All figures, for fiscal year 2000, given below and elsewhere in this Form 10-K are based on actual reported results, unless otherwise stated as being on a pro forma basis assuming that the Securities and Exchange Commission’s, or SEC, Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” or SAB 101, was applied retroactively to prior years.

Oncology Systems

      Our Oncology Systems business designs, manufactures, sells and services hardware and software products for radiation treatment of cancer. We offer a fully integrated system of products consisting of linear accelerators and sophisticated ancillary products and services to extend their capabilities and efficiency. Our products include linear accelerators and accessories, treatment simulators and treatment verification products as well as software systems for planning cancer treatments and managing information and images for radiation oncology.

      Our recent product introductions have focused on enabling a new form of radiation therapy, called Intensity Modulated Radiation Therapy, or IMRT Using IMRT, the intensity and angle of the radiation beams are varied, or modulated, across the target area of the patient being treated. This conforms the radiation beams more closely to the tumor and allows doctors to deliver higher doses of radiation to tumors while limiting the amount of radiation directed at nearby healthy tissue. In this way, clinicians can design and deliver an individualized treatment plan for each patient, targeting the patient’s tumor as closely as possible. IMRT can be used to treat head and neck, breast, prostate, pancreatic, lung, liver, gynecological and central nervous system cancers. IMRT is being adopted by more clinics every year, from university hospitals to local community clinics.

      The radiotherapy process consists of examining the patient, planning the therapeutic approach, delivering treatment, verifying that the treatments are being delivered correctly, providing quality assurance for all the devices involved in the treatment process, recording the history and results of treatment and obtaining reimbursement for the radiotherapy services provided. We provide products that help perform most of these tasks. We have also integrated our individual products into a complete system that automates and enhances the entire process of treating a patient. In addition, we store data and images into a single database shared by each of our products, which enables effective communication among products.

      Our Clinac® series of medical linear accelerators are used to treat cancer by producing therapeutic electrons and X-rays in shaped radiation beams that target tumors and other abnormalities in a patient. We produce a variety of versions of these devices to suit various facility requirements.

      We also manufacture and market ancillary treatment delivery products that enhance the capabilities and efficiency of our linear accelerators in delivering radiotherapy treatment. Our MillenniumTM series of multi-leaf collimators are devices that are used with a linear accelerator to define the size, shape and intensity of the radiation beams generated by the linear accelerator. We also offer an innovative real time patient position monitoring software product, the RPMTM respiratory gating system, which allows the Clinac to be synchronized with patient breathing to help compensate for tumor motion during the course of treatment.

      Verification and documentation of all treatment procedures are also critical to treatment delivery. Our VARiS® information management software system, records and verifies treatment procedures carried out on the linear accelerator, performs patient charting and manages patient information. Our VisionTM product line is integrated with the VARiS product and manages patient image data.

      Prior to treatment delivery, clinicians must plan the course of radiation therapy for the patient. To assist clinicians with developing these treatment plans, we offer a range of treatment planning products. Our EclipseTM treatment planning system provides doctors with 3D image viewing, treatment simulation, radiation dosage calculation and verification and other tools for generating treatment plans for the patient, which can be reviewed and analyzed using our SomaVisionTM workstations. Our HeliosTM software module utilizes a recently developed technique known as inverse planning to enable the clinician to rapidly develop optimal IMRT treatment plans based on a desired radiation dose outcome to the tumor and surrounding tissue. We offer a variety of additional products related to radiotherapy treatment. Our treatment simulators enable physicians to simulate radiation therapy treatments prior to treatment delivery. We also manufacture and sell an electronic portal imaging product, PortalVisionTM, which is used to verify a patient’s treatment position, a critical component for accurate delivery of radiotherapy treatment. During fiscal year 2002, we acquired Argus Software, and added the Argus line of software products for the management of quality control data for radiation therapy products. At the end of fiscal year 2002, we introduced AcuityTM, which is a new model of our simulator which uses advanced amorphous silicon imaging technology and has been designed to facilitate IMRT treatments by integrating simulation more closely with treatment planning and facilitate and helping physicians deal better with tumor motions caused by breathing.

      In addition to offering our own integrated suite of hardware and software products for planning and delivering radiation therapy treatments, we have partnered with General Electric Medical Systems in North America and established a See and Treat Cancer CareTM program for radiation therapy. Through See and Treat Cancer Care, we can offer radiation oncology facilities an integrated suite of cancer treatment tools that combines our comprehensive set of radiation therapy products with GE’s advanced diagnostic imaging systems.

      We also manufacture and sell a line of linear accelerators that are also used for industrial radiographic applications. Our Linatron-M® linear accelerators are used for nondestructive examination of objects, such as cargo or luggage, and to X-ray heavy metallic structures for nondestructive quality control testing. They can also be used to sterilize food and medical products.

      Revenues from the Oncology Systems business represented 83% of total sales in fiscal 2002 and represented 79% of total sales in fiscal 2001. Revenues from the Oncology Systems business represented 77% of total sales in fiscal 2000, as restated to reflect the adoption of SAB 101. For a discussion of SAB 101, see Note 17 “Adoption of SAB 101” of the Notes to the Consolidated Financial Statements. For a discussion of segment financial information, see Note 18 “Industry Segments” of the Notes to the Consolidated Financial Statements.

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

      We also offer a large line of industrial X-ray tubes, which consist of analytical X-ray tubes used for X-ray fluorescence and diffraction, as well as tubes used for non-destructive imaging and gauging and airport baggage inspection systems.

      In addition to X-ray tubes, we also design, manufacture and market imaging products. Our amorphous silicon imaging technologies can be broadly applied as an alternative to image intensifiers or film. We expect that imaging equipment based on amorphous silicon semiconductors may be more stable and reliable, have fewer adjustments, and suffer less degradation over time than image intensifiers or film.

      Revenues from the X-ray Products business represented 14%, 18% and 20% of total sales in fiscal years 2002, 2001 and 2000, respectively. SAB 101 had no impact on our existing revenue recognition practices related to product sales in the X-ray Products business because these products do not include any installation obligations or acceptance clauses. For a discussion of segment financial information, see Note 18 “Industry Segments” of the Notes to the Consolidated Financial Statements.

Ginzton Technology Center

      In addition to pursuing growth opportunities in existing markets, we are also identifying and addressing new and potential new markets for the company through our research facility, the Ginzton Technology Center, or GTC. In fiscal year 2002, GTC managed the manufacturing and sale of our products for the growing brachytherapy market, including our high dose rate brachytherapy afterloader VariSourceTM, and our brachytherapy treatment planning products, BrachyVisionTM and VariSeedTM. During fiscal year 2002, we acquired MDS Nordion Inc.’s high dose brachytherapy business. The acquisition added the GammaMedTM line of afterloaders, applicators and the associated ABACUSTM treatment planning system to our brachytherapy product offering. Subsequent to September 27, 2002, we announced that the management for the brachytherapy business will now report directly to our chief executive officer, but their operations will still be reported as part of the “other” category, see Note 18 “Industry Segments” of the Notes to the Consolidated Financial Statements. Through GTC, we are also pursuing other potential new business areas, including next generation digital X-ray imaging technology, digital X-ray fluoroscopic imagers and the potential of combining advances in focused energy and imaging technology with the latest breakthroughs in biotechnology. In addition, we are pursuing technologies and products that promise to improve disease management by employing targeted energy to enhance the effectiveness of molecular medicine. These efforts are designed to develop new products and technologies for our future business.

      Revenues from the GTC managed businesses represented 3% of total sales in both fiscal years 2002 and 2001. Revenues from the GTC business represented 3% of total sales in fiscal 2000, as restated to reflect the adoption of SAB 101. For a discussion of SAB 101, see Note 17 “Adoption of SAB 101” of the Notes to the Consolidated Financial Statements. For a discussion of segment financial information, see Note 18 “Industry Segments” of the Notes to the Consolidated Financial Statements.

Marketing and Sales

      Sales to our ten largest customers in fiscal years 2002, 2001 and 2000 accounted for approximately 12%, 18% and 19% of total sales, respectively. However, we did not have a single customer in any of those years that represented 10% or more of our total sales.

      We maintain direct sales forces in North America, Australia and major parts of Asia, Europe and Latin America. We make all of our North American sales in the Oncology Systems business and all of our North American and international sales in GTC through our direct sales forces. We sell through a combination of direct sales forces and independent distributors in the international markets for the Oncology Systems business as well as in the North American and international markets for our X-ray Products business.

      We sell our Oncology Systems products primarily to hospitals, clinics, private and governmental institutions and health care agencies and doctors’ offices. Total sales for Oncology Systems, including services, were $725 million for fiscal year 2002 and $614 million, as restated to reflect the adoption of SAB 101, for fiscal year 2001. Total sales for Oncology Systems, including services, were $534 million under the previous accounting method for fiscal year 2000. On a pro forma basis assuming SAB 101 was applied retroactive to prior years, total sales for Oncology Systems, including services, would have been $522 million for fiscal year 2000. We divide our market segments for Oncology Systems sales into North America, Europe, Asia and rest of the world, and these regions constituted 64%, 22%, 10% and 4% of sales during fiscal year 2002, 58%, 26%, 10% and 6% of sales during fiscal year 2001, and 62%, 23%, 8% and 7% of sales during fiscal year 2000, respectively.

      Reimbursement rates for IMRT, which are higher than the reimbursement rates for standard radiotherapy treatments, and continued demand for IMRT are contributing to the growth of our Oncology Systems business in the U.S. While we believe the increased reimbursement rates may have had some effect on the adoption of IMRT, we also believe that IMRT would have been a big driver in our growth even without the increase in the reimbursement rates. Although we have seen the strongest growth to date in North America, we believe that in the foreseeable future there will be worldwide growth in the markets for oncology systems and related services because of the under-served market outside North America. With the transition from analog to digital systems, the demand for products and services related to networking, archiving and electronic distribution of digital images should grow in industrialized countries. We also believe there will be continued growth in the demand for information technology in the radiation oncology market.

      Our marketing strategy is to offer to customers a complete package of products and services in the fields of radiotherapy, including equipment, accessories, software and related services such as education and after-sales services. Our marketing efforts include developing relationships with current and prospective customers, participating in annual professional meetings for clinicians and hospitals, advertising in trade journals, sending direct mail and marketing over the telephone. Our growth strategy is to add products in existing markets, expand in new high-potential markets, add product offerings through internal research and development and alliances with other companies and grow our international market. For example, we currently have an agreement with General Electric to act as a sales representative for sales of their diagnostic radiology equipment, which we can package with our products to provide customers with products aimed at accurately imaging tumors together with our products for radiation therapy, treatment planning and delivery.

      Historically, we have sold a high proportion of our X-ray Products to a limited number of customers and we expect that sales of these products to relatively few customers will continue to account for a high percentage of sales in the foreseeable future. We supply tubes to such companies as Toshiba Corporation, Hitachi Medical Corporation, Shimadzu Corporation, Philips Medical Systems and GE Medical Systems, each of which accounted for 5% or more of X-ray tube product sales in fiscal years 2002 and 2001. These five OEMs represent 68% of our total business with the other 32% of sales going to a large number of small OEMs and independent services companies. Total sales for our X-ray Products business were $122 million, $139 million and $136 million for fiscal years 2002, 2001 and 2000, respectively. We divide our market segments for X-ray Products sales by region into North America, Europe, Asia and rest of the world, and these regions constituted 39%, 15%, 42% and 4% of sales during fiscal year 2002, 41%, 12%, 45% and 2% of sales during fiscal year 2001 and 32%, 15%, 51% and 2% of sales during fiscal year 2000, respectively.

Customer Support and Services

      We maintain service centers in Milpitas, California; DesPlaines, Illinois; Clark, New Jersey; Marietta, Georgia; Richardson, Texas; Corona, California; Buc, France; Crawley, England; Zug, Switzerland; Tokyo, Japan; and Hong Kong, China; as well as field service forces throughout the world, for Oncology Systems service support. Due to the growth in our Oncology Systems customer support and service business, we have completed the relocation of key logistics and education operations to Las Vegas, Nevada. Our network of service engineers and customer support specialists provide installation, warranty, repair, training and support services. We generate service revenue by providing service to customers on a time-and-materials basis and through comprehensive service contracts. Most of the field service engineers are our employees, but in a few foreign countries, field services are provided by employees of dealers and/or agents. Customers can access our extensive service network by calling any of our service centers located throughout North America, Europe, Asia, Australia and Latin America.

      We warrant most of our oncology systems hardware and software for parts and labor for twelve months. We offer a variety of post-warranty equipment service agreements and software support agreements that permit customers to contract for the level of equipment maintenance and/or software support they require.

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

Research and Development

      Developing products, systems and services based on advanced technological concepts is essential to our ability to compete effectively. We maintain a product research and development and engineering staff responsible for product design and engineering. Research and development expenditures totaled $48 million, $44 million and $42 million in fiscal years 2002, 2001 and 2000, respectively.

      Our research and development is conducted both within the relevant product groups and through GTC. GTC maintains technical competencies in X-ray technology, imaging physics and applications, algorithms and software, electronic design, materials science and biosciences to prove feasibility of new product concepts and to improve current products. Present research topics include new imaging concepts, image-based radiotherapy treatment planning, real time, accommodation of moving targets and verification tools, combined modality therapy, manufacturing process improvements, improved X-ray tubes and multi-modality, targeted therapy. GTC accepts some sponsored research contracts from external agencies such as the government or other private sources. Changes in government priorities and our ability to attract such funding may affect our overall research effort and ultimately, our ability to develop successful new products and product enhancements. Within Oncology Systems, we conduct research to improve the reliability and performance of existing products and to develop new products. This research is conducted primarily in the U.S., Switzerland, the United Kingdom and Finland. In addition, we support selected research programs at selected hospitals and clinics. Current research areas within Oncology Systems include linear accelerator systems and accessories for medical and industrial applications, information systems, treatment planning software, imaging devices, simulation, patient positioning and equipment diagnosis and maintenance tools. Within X-ray Products, we conduct research at our Salt Lake City facility that is primarily focused on developing and improving X-ray products in the near term. Current research areas include product improvement technologies such as bearing coating and ceramic design.

Competition

      The markets for radiation therapy equipment and software are characterized by rapidly evolving technology, intense competition and pricing pressure. We compete with companies worldwide. Some of our competitors have greater financial, marketing and management resources than we do. These competitors could develop technologies and products that are more effective than those we currently use or produce or that could render our products obsolete or noncompetitive. Our smaller competitors could be acquired by companies with greater financial strength, which could enable them to compete more aggressively. Some of our suppliers or distributors could also be acquired by competitors, which could disrupt these supply or distribution arrangements. We believe, however, that we compete favorably with our competitors based on our strategy of providing a complete package of products and services in the field of radiation therapy and our continued commitment to global distribution and customer service, value-added manufacturing, technological leadership and new product innovation. We believe that the key to success in our markets is to provide technologically superior products addressing substantially all aspects of radiation therapy that deliver cost-effective, high quality clinical outcomes and that meet or exceed customer quality and service expectations. Our ability to compete successfully depends on our ability to commercialize new products ahead of our competitors. In our sales of linear accelerators and treatment simulation and verification products, we compete primarily with Siemens, Elekta, Nucletron and Mitsubishi. We compete with a variety of companies, such as IMPAC Medical Systems, Inc., Philips, CMS, NOMOS, MDS Nordion, Nucletron and Elekta, in our software systems and accessories business and in our brachytherapy business, we compete primarily with Nucletron. For the service and maintenance business for our products, we compete with independent service organizations and our customers’ internal service organizations.

      The market place for X-ray tube products is extremely competitive. All of the major diagnostic imaging systems companies, which are the primary customers of our X-ray Products business, also manufacture X-ray tubes for use in their own products. We must compete with these in-house X-ray tube manufacturing operations for business from their affiliated companies. As a result, we must have a competitive advantage in one or more significant areas, which may include lower product cost, better product quality or superior technology. We sell a significant volume of our X-ray tube products to companies such as Toshiba Corporation, Hitachi Medical Corporation, Shimadzu Corporation, Philips Medical Systems and GE Medical Systems, all of which have in-house X-ray tube production capability. In addition, we compete against other stand-alone X-ray tube manufacturers such as Comet AG, located in Switzerland, and IAE Industria Applicazioni Elettroniche Spa, located in Italy. These companies compete with us for both the OEM business of major diagnostic imaging equipment manufacturers and independent services of X-ray tubes.

Manufacturing and Supplies

      We manufacture our linear accelerators in Palo Alto, California, and our treatment simulator systems and some accelerator subsystems in Crawley, England. In addition, we manufacture some of our ancillary oncology systems products in Baden, Switzerland, Helsinki, Finland and Buc, France. In 2002, we began manufacturing some industrial radiographic products in Las Vegas, Nevada. We manufacture our X-ray tube products in Salt Lake City, Utah and Charleston, South Carolina. We manufacture our high dose rate brachytherapy systems in Crawley, England and Haan, Germany and our brachytherapy treatment planning products in Charlottesville, Virginia. These facilities employ state-of-the-art manufacturing techniques and several have been honored by the press, governments and trade organizations for their commitment to quality improvement. They are registered to ISO 9001, or ISO 9002, in the case of the Charleston facility, the most rigorous of the international quality standards.

      Manufacturing processes at our various facilities include machining, fabrication, subassembly, system assembly and final testing. We have invested in various automated and semi-automated equipment for the fabrication and machining of the parts and assemblies that we incorporate into our products. We may, from time to time, invest further in such equipment. Our quality assurance program includes various quality control measures from inspection of raw material, purchased parts and assemblies through on-line inspection. We also get subassemblies from third-party suppliers and integrate them into a finished system. We outsource the manufacturing of many major subassemblies and perform system design, assembly and testing in-house. We believe outsourcing enables us to reduce fixed costs and capital expenditures while also providing us with the flexibility to increase production capacity. We purchase material and components from various suppliers that are either standard products or built to our specifications. We obtain some of the components included in our products from a limited group of suppliers, or in some cases a single-source supplier; for example, the source wires for high-dose afterloaders, klystrons for linear accelerators, imaging panels, non-coated array sensors and coating for array sensors for the flat panels, specialized integrated circuits for imaging subassemblies, and some targets, housings and glass bulbs for X-ray tubes.

Backlog

      Our backlog at the end of fiscal year 2002 was $698 million, of which we expect to recognize approximately 55% to 60% into sales in fiscal year 2003. Our backlog at the end of fiscal year 2001, as restated to reflect the impact of SAB 101, was $598 million (including $51 million applicable to systems shipped but not yet installed and/or accepted as of fiscal year end 2001), of which $336 million was recognized as sales in fiscal year 2002. Backlog at the end of fiscal year 2000, under SAB 101, was $513 million (including $41 million of systems shipped but not yet installed and/or accepted as of fiscal year end 2000), of which $312 million was recognized as sales in fiscal year 2001. Reported backlog at the end of fiscal year 2000, under the previous accounting method, amounted to $473 million, of which $317 million shipped in fiscal year 2001. We include in backlog orders for products scheduled to be shipped within two years. Subsequent to the adoption of SAB 101, we include in backlog the contract amount associated with the portion of the orders equal to the greater of the fair value of the installation services or the portion of the payment that is contractually linked to the installation or acceptance clause; and for a small number of products the entire sale price applicable to products shipped but for which installation and/or final acceptance have not been completed. Orders may be revised or canceled, either according to their terms or as a result of negotiations; consequently, it is impossible to predict with certainty the backlog that will result in sales.

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

      On December 5, 1997, we purchased General Electric’s Radiotherapy Services Business, or the RS Business. In connection with that transaction, we agreed to assume liability for product defects and bodily injury matters that might arise from RS Business products, and obtained a stand-alone insurance program for those matters. Effective April 2, 2001, we retired the stand-alone insurance program and simultaneously replaced it with new insurance policies. As of fiscal year end 2002, we have settled the only claim asserted to date, to our knowledge, related to the RS Business for which we had an indemnity obligation.

Government Regulation

Domestic Regulation

      We and some of our suppliers and distributors are subject to extensive regulation by federal, state and local governmental authorities, such as the United States Food and Drug Administration, or the FDA. The FDA regulates the design, development, testing, manufacturing, packaging, labeling, distribution and marketing of medical devices under the U.S. Food, Drug and Cosmetic Act, or the FDC Act, and regulations promulgated by the FDA. The State of California, where we maintain one of our manufacturing facilities, as well as other states, also regulates the manufacture of medical devices. Our Oncology Systems equipment and software, with the exception of industrial products, and our flat panel imaging products, constitute medical devices subject to this regulation. In general, our X-ray tubes are not considered medical devices, but are indirectly subject to this regulation when they are included in medical devices. Future products in any of our business segments may constitute medical devices and be subject to regulation as such.

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

      Our manufacturing operations for medical devices are required to comply with the FDA’s Quality System Regulation, or QSR, which incorporates the requirements of good manufacturing practices and relate to product design, testing, and manufacturing quality assurance, as well as the maintenance of records and documentation. The QSR requires that each manufacturer establish a quality assurance program by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for a manufacturer to be able to continue to market cleared or approved product offerings. Among other things, these regulations require that manufacturers establish performance requirements before production, ensure that device components are compatible and perform mandatory risk analyses. The FDA makes announced and unannounced inspections of medical device manufacturers and may issue reports, known as 483 reports, listing instances where the manufacturer has failed to comply with applicable regulations and/or procedures, or warning letters which, if not adequately responded to, could lead to enforcement actions against the manufacturer, including fines and total shutdown of production facilities.

      The FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, an existing medical device obtain either 510(k) pre-market notification clearance or an approved pre-market approval application, or PMA, before the manufacturer may take orders and distribute the product in the United States. The 510(k) clearance process is applicable when the new product being submitted is substantially equivalent to an existing commercially available product. The process of obtaining 510(k) clearance generally takes at least one to three months from the date of the application filing and generally requires submitting supporting data, which can be extensive and can extend the process for a considerable period of time beyond three months. After a product receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, packaging, or manufacturing process may require a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with the manufacturer’s decision, it may retroactively require the manufacturer to submit a request for 510(k) premarket notification clearance and can require the manufacturer to cease marketing and/or recall the product until 510(k) clearance is obtained. If we cannot establish that a proposed product is substantially equivalent to a legally marketed device, we must seek premarket approval through a PMA application. Under the PMA process, the applicant must generally conduct at least one clinical protocol and submit extensive supporting data and clinical information in the PMA to prove the safety and effectiveness of the product. This process typically takes at least one to two years from the date the pre-market approval is accepted for filing, but can take longer for the FDA to review. To date, we have only produced Class 2 medical devices, which only require 510(k) clearance.

      The FDA reviews software submissions for software contained in a medical device in connection with its pre-market notification clearance for the related device. Computer health information systems or stand-alone software may also be subject to FDA regulations. A draft policy issued by the FDA in 1989 has been the applicable guidance for the regulation of computer products intended to affect patient treatment and diagnosis. The 1989 draft policy exempts some software from regulation on the basis of “competent human intervention” occurring with the use of the software before any impact on human health would occur. The FDA is considering a revised policy, which is expected to eliminate this exemption and to base the level of regulation on the level of risk imposed by the product. It is not clear what impact such regulatory policies, if adopted, will have on the clinical information systems or other medical software we offer. The FDA has increasingly focused on the regulation of computer products and computer-assisted products such as software as medical devices under the FDA Act. If the FDA chooses to expand its regulation of these products, it may increase the cost and time to market of new or existing software products or may prevent or restrict us from marketing our software products.

      Failure to comply with FDA and other applicable regulations could result in a wide variety of actions against us, such as:

•	investigations, 483 reports of non-compliance or warning letters;

•	fines, injunctions, and civil penalties;

•	partial suspensions or total shutdown of production, or the imposition of operating restrictions;

•	losses of clearances or approvals already granted, or delays in or refusals of requests for clearance or approval;

•	seizures or recalls of our products;

•	the inability to sell our products in the applicable jurisdiction; and

•	criminal prosecutions.

      The FDA and the Federal Trade Commission, or FTC also regulate the promotion and advertising of our products. In general, we may not promote or advertise our products for uses not within the scope of our clearances or approvals or make unsupported safety and effectiveness claims.

      It is also important that our products comply with electrical safety and environmental standards, such as those of Underwriters Laboratories, or UL, the Canadian Standards Association, or CSA, and the International Electrotechnical Commission, or IEC.

      As a manufacturer of radiation producing devices, as well as devices utilizing radioactive byproduct material, we are subject to numerous federal, state and local laws and regulations relating to their manufacture, distribution, transportation, import/export, possession, use and disposal. Our radiation producing medical devices are subject to the FDA clearance and approval requirements. In addition, each state has specific requirements relating to the manufacture and distribution of these products, which we must comply with in order to sell our products in the state and for our customers in that state to use our products. These requirements are extensive and vary from state to state. The manufacture and distribution of medical devices utilizing byproduct material requires a specific radioactive material license pursuant to federal regulation, or equivalent state regulation in a state authorized by Federal regulations to issue such licenses, known as Agreement States. In addition, manufacture and distribution of these sources and devices must be in accordance with an approved Nuclear Regulatory Commission, or NRC, or agreement state registration certificate. Service of these products must also be in accordance with a specific radioactive materials license. We are also subject to a variety of additional environmental laws regulating our manufacturing operations and the handling, storage, transport and disposal of hazardous materials, and imposing liability for the cleanup of contamination from these materials. For a further discussion of these laws and regulations, see Part II, Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters.”

      The healthcare industry is subject to extensive laws and regulations in addition to FDA regulation on a broad array of additional subjects at the federal, state and local levels. As a participant in the healthcare industry, we are directly or indirectly affected by many of these laws and regulations. For example, the confidentiality of patient medical information and the circumstances under which patient medical information may be released for inclusion in our databases, or released by us to third parties, are subject to substantial state and federal regulations. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, includes regulations that adopt national standards for some types of electronic health information transactions and the data elements used in those transactions, adopt standards to ensure the integrity and confidentiality of health information, and establish a schedule for implementing national health data privacy legislation or regulations. The final rules on some of the topics under HIPAA have not yet been promulgated and accordingly we cannot predict the potential impact of these rules on our business. In addition, other federal and/or state privacy legislation may be enacted at any time. The healthcare industry is also subject to a number of “fraud and abuse” laws and regulations, including physician self-referral prohibitions, anti-kickback laws, and false claims laws. See “— Medicare and Medicaid Reimbursement” for a description of these laws and regulations. We also must comply with numerous foreign, federal, state and local laws of more general applicability relating to such matters as safe working conditions, manufacturing practices and fire hazard control.

      The laws and regulations and their enforcement are constantly undergoing change, and we cannot predict what effect, if any, changes may have on our business. In addition, new laws and regulations may be adopted which adversely affect our business. In October 2002, the Medical Device User Fee and Modernization Act of 2002, or MDUFMA, was signed into Law. One of the provisions of MDUFMA is that fees will now be charged for PMA and 510(k) submissions. Also, there has been a trend in recent years, both in the United States and abroad, toward more stringent regulation and enforcement of requirements applicable to medical device manufacturers.

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

      Beginning October 1, 1991, Medicare phased in, over a ten-year period, a prospective payment system for capital costs which incorporated an add-on to the DRG-based payment to cover capital costs and which replaced the reasonable cost-based methodology. The Balanced Budget Act of 1997, or BBA, enacted into law on August 5, 1997, reduced capital payments to hospitals by 2.1% between October 1, 1997 and September 30, 2002.

      For hospital outpatient services, including radiation treatment, reimbursement was historically based on the lesser of the hospital’s costs or charges, or a blended amount, 42% of which is based on the hospital’s reasonable costs and 58% of which is based on the fee schedule amount that Medicare reimburses for such services when furnished in a physician’s office. On April 7, 2000, the Health Care Financing Administration, now known as the Centers for Medicare and Medicaid Services (“CMS”), published final regulations to extend PPS to hospital outpatient services pursuant to the BBA, as amended by the Balanced Budget Refinement Act of 1999. These regulations went into effect in August 2000.

      Under the outpatient PPS system, Medicare reimburses outpatient services according to rates calculated by Medicare for groups of covered services known as “ambulatory payment classification,” or APC, groups. Approximately fifteen APC groups involve radiation oncology services. The reimbursement for each APC group is derived from a complicated calculation that incorporates historical cost information, including capital acquisition costs.

      Until January 1, 1992, Medicare generally reimbursed physicians on the basis of their reasonable charges or, for certain physicians, including radiologists, on the basis of a “charge-based” fee schedule. Beginning January 1, 1992, Medicare phased in over a five-year period a new system that reimburses all physicians, based on the lower of their actual charges or a fee schedule amount based on a “resource-based relative value scale” that includes physician practice expenses such as equipment costs. Under the BBA, CMS is required to implement a revised methodology for calculating the practice expense component of relative value from the current historical basis to a resource basis. These new practice expense calculations will be phased in over a four-year period that began on January 1, 2000.

      CMS’ new methodology establishes two separate practice expense values for each physician service, one for when a service is furnished in a facility setting and another for when the service is performed in a physician’s office. Typically, for a service that could be provided in either setting, the practice expense value would be higher when the service is performed in a physician’s office as it would cover a physician’s costs such as equipment, supplies and overhead.

      Medicare reimbursement rates for radiation oncology services are determined by the government once a specific treatment has been approved for reimbursement and then typically reviewed and adjusted annually. Currently, reimbursement rates for IMRT treatments are higher than reimbursement rates for standard radiotherapy treatments.

      Reimbursement for services rendered to Medicaid beneficiaries is determined pursuant to each state’s Medicaid plan which is established by state law and regulations, subject to requirements of federal law and regulations. The BBA has revised the Medicaid program to allow each state more control over coverage and payment issues. In addition, CMS has granted many states waivers to allow for greater control of the Medicaid program at the state level. The impact on our business of this greater state control on Medicaid payment for diagnostic services is uncertain.

      The sale of medical devices, the referral of patients for diagnostic examinations and treatments utilizing such devices, and the submission of claims to third-party payors (including Medicare and Medicaid) seeking reimbursement for such services, are subject to various federal and state laws pertaining to health care “fraud and abuse,” including physician self-referral prohibitions, anti-kickback laws, and false claims laws. Subject to enumerated exceptions, the federal physician self-referral law, also know as Stark II, prohibits a physician from referring Medicare or Medicaid patients to an entity with which the physician (or a family member) has a financial relationship if the referral is for a “designated health service,” which is defined explicitly to include radiology and radiation therapy services. The final regulations implementing Stark II have been postponed several times. Currently the Phase I final regulations are in effect and Phase II regulations are awaiting publication as a final rule. The Stark II law and regulations, as well as general fraud and abuse laws and physician self-referral restrictions that exist in a number of states and apply regardless of whether Medicare or Medicaid patients are involved, may result in lower utilization of certain diagnostic or therapeutic procedures, which may affect the demand for our products. Anti-kickback laws make it illegal to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase of medical devices from a particular manufacturer or the referral of patients to a particular supplier of diagnostic services utilizing such devices. False claims laws prohibit anyone from knowingly and willfully presenting, or causing to be presented, claims for payment to third party payors (including Medicare and Medicaid) that are false or fraudulent, for services not provided as claimed, or for medically unnecessary services. The Office of the Inspector General prosecutes violations of fraud and abuse laws and any violation may result in criminal and/or civil sanctions including, in some instances, imprisonment and exclusion from participation in federal health care programs such as Medicare and Medicaid.

      The executive branch of the federal government and the Congress from time to time consider various Medicare and other health care reform proposals that could significantly affect both private and public reimbursement for health care services.

Foreign Regulation

      Our operations outside the United States are subject to regulatory requirements that vary from country to country and may differ significantly from those in the United States. In general, our products are regulated outside the United States as medical devices by foreign governmental agencies similar to the FDA and the FTC. In addition, in foreign countries where we have operations or sell products we are subject to laws and regulations applicable to manufacturers of medical devices, radiation producing devices and products utilizing radioactive materials and to the healthcare industry, and laws and regulation of general applicability relating to environmental protection, safe working conditions, manufacturing practices and other matters, in each case that are often comparable to or more stringent than United States laws and regulations. Our sales of products in foreign countries are also subject to regulation of matters such as product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. We rely in some countries on our foreign distributors to assist us in complying with applicable regulatory requirements.

      In July 1998, the European Union implemented a medical device directive that requires us to affix the CE mark to our products in order to sell the products in member countries of the European Union. The CE mark is an international symbol of adherence to certain quality assurance standards and compliance with applicable European medical device directives which, once affixed, enables a product to be sold in member countries of the European Union. The CE Mark is also recognized in many countries outside the European Union, such as Australia. In order to receive permission to affix the CE mark to our products, we must obtain ISO 9001 certification and must otherwise have a quality management system that complies with the EU medical device directive. ISO 9001 certification certifies that our quality operations comply with standards promulgated by the International Standards Organization, or ISO. The ISO 9001 standards have been recently revised, and we will be required to conform to these new standards by December 2003. Several Asian countries, including Japan and China, have adopted regulatory schemes that are comparable, and in some cases more stringent, than the European Union scheme.

      A number of countries, including the members of the European Union, are reviewing proposed regulations that would require manufacturers to dispose, or bear some of the costs of disposal, of their products at the end of their useful lives, and to restrict the use of some hazardous substances sold in those countries. For a further discussion of these proposed regulations, see Part II, Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters.”

Patent and Other Proprietary Rights

      We generally rely upon a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our propriety rights in the developments, improvements, and inventions that we have originated that are incorporated in our products or that fall within our fields of interest. As of September 27, 2002, we owned 90 patents issued in the United States and 82 patents issued throughout the rest of the world, and we have 161 patent applications on file with various patent agencies worldwide. We intend to file additional patent applications as appropriate. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We also have agreements with third parties that provide for licensing of patented or proprietary technology, including royalty-bearing licenses and technology cross-licenses.

Environmental Matters

      For a discussion of environmental matters, see Part II, Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters.”

Financial Information about Geographic Areas

      For a discussion of financial information about geographic areas, see Note 18 “Industry Segments” of the Notes to the Consolidated Financial Statements.

Employees

      At September 27, 2002, we had a total of 2,756 full-time and part-time employees worldwide, 1,870 in the United States and 886 elsewhere. None of our employees based in the United States are unionized or subject to collective bargaining agreements. Employees based in some foreign countries may, from time to time, be subject to collective bargaining agreements. We currently consider our relations with our employees to be good.

Item 2.     Properties

      Our executive offices and oncology management and manufacturing facilities are located in Palo Alto, California on 30 acres of land under leaseholds, which expire from 2012 through 2058. We own these facilities which contain 248,902 square feet of aggregate floor space. GTC is located in Mountain View, California under a land and improvements lease that expires in 2004. Our manufacturing facilities are located throughout the world, including Salt Lake City, Utah; Charleston, South Carolina; Las Vegas, Nevada; Crawley, England; Baden, Switzerland; Buc, France; Helsinki, Finland; and Haan, Germany. Our 50 service and sales facilities also are located in various parts of the world, with 35 located outside of the United States, including Argentina, Australia, Austria, Brazil, China, Denmark, Finland, France, Germany, Hong Kong, India, Italy, Japan, Malaysia, The Netherlands, Singapore, Spain, Switzerland, and Thailand.

      The following is a summary of our properties at September 27, 2002:

	Land		Buildings		Number of
	(Acres)		(000’s Sq. Ft.)		Buildings

	Owned	Leased	Owned	Leased	Owned	Leased

United States	38	30	518	241	6	21
International	2	—	46	207	1	46

	40	30	564	448	7	67

      Our facilities, as utilized by our various segments, are shown in the following table:

	Buildings (000’s Sq. Ft.)

	Manufacturing,
	Administrative and
	Research & Development
				Marketing and
	U.S.	Non-U.S.	Total	Service	Total

Oncology Systems	231	76	307	251	558
X-ray Products	313	—	313	14	327
Ginzton Technology Center	22	16	38	9	47

Total operations	566	92	658	274	932
Other operations (including manufacturing support)	72	8	80	—	80

Total	638	100	738	274	1,012

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

      We are a party to three related federal actions involving claims by independent service organizations, or ISOs, that our policies and business practices relating to replacement parts violate the antitrust laws. ISOs purchase replacement parts from us and compete with us in servicing the linear accelerators we manufacture. In response to several threats of litigation regarding the legality of our parts policy, we filed a declaratory judgment action in the U.S. District Court for the Northern District of California in 1996 asking for a determination that our then new policies are legal and enforceable and damages against two of the ISOs for copyright infringement and related claims. Later, four defendants filed separate claims in other jurisdictions raising issues allegedly related to those in the declaratory relief action and seeking injunctive relief and damages against us for $10 million for each plaintiff. We defeated the defendants’ motion for a preliminary injunction in U.S. District Court in Texas about our policies. The ISOs defendants amended the complaint to include class action allegations, alleged a variety of other anti-competitive business practices and filed a motion for class certification, which was denied by U.S. District Court in Texas on September 27, 2002. The parties consolidated claims from the Northern District of California with the action in the U.S. District Court in Texas.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Executive Officers

      Set forth below are biographical summaries of our executive officers as of November 26, 2002:

Name	Age	Position

Richard M. Levy President and Chief Executive Officer	64	Dr. Levy became President and Chief Executive Officer of VMS on April 3, 1999. Prior to April 2, 1999, he was the Executive Vice President of the Company responsible for the medical systems business. Dr. Levy also oversaw our Ginzton Technology Center in Palo Alto. He joined the Company in 1968, and became Executive Vice President in 1990.
Timothy E. Guertin Executive Vice President	53	Mr. Guertin became Executive Vice President of VMS on October 1, 2002. He also continues to be President of VMS’ Oncology Systems business, a position he has held since 1990. He was Corporate Vice President of VMS from April 3, 1999 to October 1, 2002 and a Corporate Vice President from 1992 to April 1999. Mr. Guertin has held various other positions in the medical systems business during his 27 years with the Company.
Robert H. Kluge Corporate Vice President	56	Mr. Kluge became Corporate Vice President of VMS on April 3, 1999. Prior to April 2, 1999, he was Vice President and General Manager of Varian’s X-ray Products business, positions he held from 1993. Before joining the Company in 1993, he held various positions with Picker International (an X-ray systems manufacturer).
Elisha W. Finney Corporate Vice President, Chief Financial Officer	41	Ms. Finney became Corporate Vice President and Chief Financial Officer of VMS on April 3, 1999. She was Varian’s Treasurer prior to April 2, 1999. From 1995 to 1998, Ms. Finney served as Assistant Treasurer. Ms. Finney held various other positions during her 14 years with the Company.
Joseph B. Phair Corporate Vice President, Administration, General Counsel and Secretary	55	Mr. Phair became Corporate Vice President, Administration of VMS on August 20, 1999. Between April 2, 1999 and August 20, 1999, he was a consultant to the Company. Mr. Phair has been General Counsel of the company since 1990 and Secretary since 1991. Mr. Phair was a Vice President of the Company from 1990 until April 2, 1999, and has held various other positions in our legal department during his 23 years with the Company.
Crisanto C. Raimundo Corporate Vice President, Corporate Controller	55	Mr. Raimundo became Corporate Vice President on March 4, 2002 and became Corporate Controller of VMS on April 5, 2000. For six months prior to April 5, 2000, he was the Company’s Operations Controller. Since joining the Company in 1979, Mr. Raimundo has held various finance positions including Controller for the Oncology Systems business, Director of Corporate Audit, and Manager of Corporate Financial Analysis and Planning.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the New York Stock Exchange and Pacific Exchange under the symbol VAR. The following table sets forth the high and low sales prices for our common stock as reported in the consolidated transaction reporting system for the New York Stock Exchange in fiscal years 2002 and 2001.

	High	Low

Fiscal Year 2002
First Quarter	$37.52	$30.00
Second Quarter	$42.30	$33.66
Third Quarter	$47.40	$38.20
Fourth Quarter	$44.81	$31.60
Fiscal Year 2001
First Quarter	$34.74	$21.27
Second Quarter	$35.78	$27.41
Third Quarter	$38.49	$29.20
Fourth Quarter	$37.07	$28.60

      Since the spin-offs that occurred on April 2, 1999, we have not paid any cash dividends on our common stock. We have no current plan to pay cash dividends on our common stock, and will review that decision periodically. Further, our existing financing agreements contain provisions that limit our ability to pay cash dividends.

      On November 16, 2001, our Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. The distribution of the shares was made on January 15, 2002 to stockholders of record as of December 10, 2001. Unless otherwise stated, all references to the number of shares and per share amounts of our common stock have been retroactively restated to reflect the increased number of shares resulting from the split. A further discussion of the impact of the stock split on our net earnings per share and on our consolidated balance sheets can be found in Part II, Item 7 of this Form 10-K, “Stock Split.”

      As of November 25, 2002, there were approximately 3,965 holders of record of our common stock.

Item 6.     Selected Consolidated Financial Data

      We derived the following selected statements of earnings and balance sheet data as of and for the fiscal years ended September 27, 2002, September 28, 2001, September 29, 2000, October 1, 1999 and October 2, 1998 from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Years

	2002	2001	2000	1999(1)	1998(1)

	(Dollars in millions, except per share amounts)
Summary of Operations:
Sales	$873.1	$773.6	$689.7	$590.4	$541.5

Earnings from continuing operations before taxes(2)(3)	146.3	107.0	84.9	18.2	36.0
Taxes on earnings	52.7	39.0	31.9	10.0	9.9

Earnings from continuing operations	93.6	68.0	53.0	8.2	26.1
Earnings (loss) from discontinued operations, net of taxes	—	—	—	(32.4)	47.7

Earnings (loss) before cumulative effect of changes in accounting principles	93.6	68.0	53.0	(24.2)	73.8
Cumulative effect of changes in accounting principles, net of taxes(4)	—	(13.7)	—	—	—

Net earnings (loss)	$93.6	$54.3	$53.0	$(24.2)	$73.8

Net earnings (loss) per share — Basic(5):
Continuing operations	$1.38	$1.03	$0.85	$0.14	$0.44
Discontinued operations	—	—	—	(0.54)	0.79
Cumulative effect of changes in accounting principles, net of taxes(4)	—	(0.21)	—	—	—

Net earnings (loss) per share — Basic	$1.38	$0.82	$0.85	$(0.40)	$1.23

Net earnings (loss) per share — Diluted(5):
Continuing operations	$1.33	$0.99	$0.82	$0.13	$0.43
Discontinued operations	—	—	—	(0.53)	0.78
Cumulative effect of changes in accounting principles, net of taxes(4)	—	(0.20)	—	—	—

Net earnings (loss) per share — Diluted	$1.33	$0.79	$0.82	$(0.40)	$1.21

Dividends declared per share	$—	$—	$—	$0.05	$0.20

Pro forma amounts with the changes in accounting principles related to revenue recognition under SAB 101 applied retroactively to fiscal years prior to 2001(6): (Unaudited)
Sales			$677.2	$575.7	*
Net earnings (loss)			$49.2	$(27.5)	*
Net earnings (loss) per share:
Basic			$0.79	$(0.46)	*
Diluted			$0.76	$(0.45)	*

	Fiscal Years

	2002	2001	2000	1999(1)	1998(1)

	(Dollars in millions, except per share amounts)
Financial Position at Fiscal Year End:
Working capital	$293.3	$334.1	$200.7	$112.4	$334.9
Total assets	910.3	759.2	602.6	539.2	1,218.3
Short-term borrowings	0.1	0.2	0.6	35.6	46.8
Long-term borrowings	58.5	58.5	58.5	58.5	111.1
Stockholders’ equity	472.8	394.4	270.4	185.0	557.5

*	Data is not available in sufficient detail to provide pro forma information for this year.

(1)	We have restated the Summary of Operations data presented above for fiscal years 1998 and 1999 to reflect as discontinued operations the activities associated with our former semiconductor equipment business and instrument business which were transferred to VSEA and VI, respectively, as part of the April 2, 1999 spin-offs. The balance sheet data as of October 1, 1999 also reflects the results of the April 2, 1999 spin-offs.

(2)	Fiscal year 1999 results from continuing operations include net reorganization related charges of $29.7 million ($25.7 million after-tax or $0.42 per diluted share.)

(3)	Fiscal year 2000 results from continuing operations include acquisition-related expenses of $2.0 million ($1.2 million after-tax or $0.02 per diluted share.)

(4)	In fiscal year 2001, we recorded a net non-cash charge of $13.7 million (after reduction for income taxes of $7.9 million) or $0.20 per diluted share, to reflect the cumulative net effect of the changes in accounting principles as of September 30, 2000. The cumulative net effect of the change in accounting principle related to the adoption of SAB 101, “Revenue Recognition in Financial Statements,” was $13.8 million (after reduction for income taxes of $8.0 million) or $0.20 per diluted share, which was partially offset by the cumulative net effect of the change in accounting principle related to the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” of $0.1 million credit (after reduction for income taxes credit of $0.1 million).

(5)	On November 16, 2001, our Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. The distribution of the shares was made on January 15, 2002 to stockholders of record as of December 10, 2001. Unless otherwise stated, all references to the number of shares and per share amounts of our common stock have been retroactively restated to reflect the increased number of shares resulting from the split. A further discussion of the impact of the stock split on our net earnings (loss) per share and on our consolidated balance sheets can be found in Part II, Item 7 of this Form 10-K, “Stock Split.”

(6)	Pro forma information does not comply with generally accepted accounting principles, but management believes it provides useful information for comparative purposes concerning our performance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      In August 1998, we, then known as Varian Associates, Inc., announced our intention to spin off our instruments business and our semiconductor equipment business to our stockholders. We later transferred our instruments business to Varian Inc., or VI, a wholly owned subsidiary, and transferred our semiconductor equipment business to Varian Semiconductor Equipment Associations, Inc., or VSEA, a wholly owned subsidiary. We retained the medical systems business, principally the sales and service of oncology systems and the sales of X-ray tubes and imaging subsystems. On April 2, 1999, we spun off VI and VSEA to our common stockholders, which we refer to as the spin-offs in this Annual Report on Form 10-K. Immediately after the spin-offs, we changed our name to Varian Medical Systems, Inc. or VMS.

      An Amended and Restated Distribution Agreement dated as of January 14, 1999 and other agreements govern our ongoing relationships with VI and VSEA.

      We are a world leader in the design and manufacture of integrated systems of equipment and software for treating cancer with radiation therapy, as well as high-quality, cost-effective X-ray tubes for original equipment manufacturers, replacement X-ray tubes and imaging subsystems. Our Oncology Systems business produces and sells a fully integrated system of products for treating cancer with radiation, including not only linear accelerators and treatment simulation and verification products but also information management and treatment planning software and other sophisticated ancillary products and services. Our linear accelerators and treatment simulation and verification products are sold and are in service around the world. Our X-ray Products business manufactures and sells X-ray tubes that cover a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, special procedures and mammography and that are sold to most major diagnostic equipment manufacturers as well as directly to end-users for replacement purposes. We also manufacture and sell advanced brachytherapy products through Ginzton Technology Center, or GTC, our research facility for identifying and addressing new and potential new markets. Our brachytherapy business, which was successfully incubated within GTC, is now ready to move into its next phase of development, and subsequent to September 27, 2002, we announced that the management for the brachytherapy business will now report directly to our chief executive officer, but their operations will still be reported as part of the “other” category of our industry segments, see Note 18 “Industry Segments” of the Notes to the Consolidated Financial Statements. Through GTC, we are also pursuing other potential new business areas, including next generation digital X-ray imaging technology, digital X-ray fluoroscopic imagers and the potential of combining advances in focused energy and imaging technology with the latest breakthroughs in biotechnology. In addition, we are pursuing technologies and products that promise to improve disease management by employing targeted energy to enhance the effectiveness of molecular medicine.

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

      In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” We implemented the provisions of SAB 101 in the fourth quarter of fiscal year 2001, retroactive to the beginning of fiscal year 2001. As a result of SAB 101 and the associated SEC guidance, we changed our revenue recognition accounting policy for our linear accelerators and related hardware products in the Oncology Systems business and three brachytherapy hardware products, which collectively represented approximately half of our annual revenue in the last fiscal year. Sales of these products generally include the provision for installation and related obligations. Prior to the adoption of SAB 101, we recognized revenue for these products upon transfer of risk of loss for products to customers, which typically coincided with shipment of products and preceded installation and customer acceptance because acceptance was deemed probable. Subsequent to the adoption of SAB 101, our accounting policy is to defer revenue recognition on these products on the greater of the fair value of the installation services or the amount of payment that is contractually linked to the installation or acceptance clause.

      In conjunction with this change in accounting policy, we recognized an after-tax charge in the first quarter of fiscal year 2001 of $13.8 million (net of income taxes of $8.0 million), or $0.20 per diluted share, representing the cumulative effect on prior years of the application of SAB 101. Prior periods have not been restated. Pro forma sales, gross profit, net earnings and net earnings per share assuming that the new policy had been retrospectively applied to prior years are provided under Note 17 “Adoption of SAB 101” of the Notes to the Consolidated Financial Statements.

      We adopted Statement of Financial Accounting Standards No. 141, “Business Combinations”, or SFAS 141 and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142 effective September 29, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.

      Under SFAS 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. We completed the required annual impairment test and determined that there is no impairment to our recorded goodwill balances. Had we been accounting for goodwill under SFAS 142 for all fiscal years presented, our earnings before cumulative effect of changes in accounting principles, net earnings and earnings per share, basic and diluted would have been as follows (in millions, except per share amounts):

	Fiscal Years

	2002	2001	2000

Reported earnings before cumulative effect of changes in accounting principles	$93.6	$68.0	$53.0
Add back goodwill amortization, net of tax	—	1.7	1.8

Adjusted earnings before cumulative effect of changes in accounting principles	93.6	69.7	54.8
Cumulative effect of changes in accounting principles — net of taxes	—	(13.7)	—

Adjusted net earnings	$93.6	$56.0	$54.8

Net earnings per share — Basic:
Reported earnings before cumulative effect of changes in accounting principles	$1.38	$1.03	$0.85
Goodwill amortization, net of tax	—	0.03	0.03
Cumulative effect of changes in accounting principles — net of taxes	—	(0.21)	—

Adjusted net earnings per share — Basic	$1.38	$0.85	$0.88

Net earnings per share — Diluted:
Reported earnings before cumulative effect of changes in accounting principles	$1.33	$0.99	$0.82
Goodwill amortization, net of tax	—	0.03	0.03
Cumulative effect of changes in accounting principles — net of taxes	—	(0.20)	—

Adjusted net earnings per share — Diluted	$1.33	$0.82	$0.85

      On July 12, 2002, we acquired the HDR, or High Dose Rate, brachytherapy business of MDS Nordion, a division of MDS (Canada), Inc., for approximately $11 million in cash.

      In January 2002, we acquired Argus Software for $3.2 million in cash.

      This discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this report, as well as the information contained under “— Factors Affecting Our Business” below. We discuss our results of continuing operations below. All figures given in this Annual Report on Form 10-K are based on actual reported results, unless otherwise stated as being on a pro forma basis assuming that SAB 101 was applied retroactively to prior years.

Critical Accounting Policies

      This discussion and analysis of financial condition and results of operation is based on our financial statements which we prepare in conformity with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate.

      Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see “Factors Affecting Our Business” included elsewhere in this report.

      In addition to the accounting policies which are more fully described in the Notes to the Consolidated Financial Statements included in this report, we have identified the following critical accounting policies used in the preparation of our financial statements:

Revenue Recognition

      We implemented the provisions of SAB 101 in the fourth quarter of fiscal year 2001, retroactive to the beginning of fiscal year 2001. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. In general, for hardware products which include obligations for installation, our policy is to recognize the amount earned upon transfer of risk of loss and defer revenue recognition on the greater of the fair value of the installation services or the amount of payment that is contractually linked to the installation or acceptance clause. For amounts deferred, revenue is recognized upon completion or satisfaction of remaining obligations. SAB 101 has no impact on our revenue recognition policies related to sales of software products or products in the X-ray Products business. Revenue for product sales in the X-ray Products business is recognized when title to the product transfers to the customer because these products do not include any installation obligations. Sales for software products are generally recognized at the time of customer acceptance. Revenue related to spare part sales in the Oncology Service business is generally recognized when title to the product transfers to the customer. Revenue related to services performed on a time-and-materials basis is recognized when it is earned and billable. Revenue related to service contracts is recognized ratably over the period of the related contract. Revenue is dependent on the timing of shipment and is subject to customer acceptance and readiness. If shipments are not made on scheduled timelines or the products are not accepted by the customer, our reported revenues may differ materially from expectations.

Allowance For Doubtful Accounts

      Credit evaluations are undertaken for all major sale transactions before shipment is authorized. Normal payment terms require a small portion upon signing of the purchase order contract, a significant amount upon transfer of risk of loss and a small portion upon completion of the installation. On a quarterly basis, we evaluate aged items in the accounts receivable aging and provide adequate reserves for doubtful accounts. Customer economic conditions may change and increase the risk of collectibility and may require additional provisions which would negatively impact our operating results. As of September 27, 2002, our provisions for doubtful accounts represented approximately 1% of total accounts receivable.

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

Warranty Obligations

      We generally warrant our products for a specific period of time against material defects. We provide for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent our best estimate at the time of sale of the total costs that we will incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. Actual warranty costs could differ from the estimate amounts. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. If we were required to accrue additional warranty cost in the future, it would negatively affect operating results.

Impairment of Goodwill

      We adopted SFAS 142 during the first quarter of fiscal year 2002. This statement requires us to make an initial assessment within the first six months of adoption and then annual assessments thereafter as to the carrying value of the goodwill. During the first and fourth quarters of fiscal year 2002, we determined that the fair value of the reporting units, which are the industry segments as described in Note 18 “Industry Segments” of the Notes to the Consolidated Financial Statements, exceeded the carrying value and thus did not need to record an impairment charge. We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal years or more frequently if certain indicators arise. In assessing the value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the reporting units. If these estimates or their related assumptions change in the future, we may be required to record impairment charges which would negatively impact operating results. As of September 27, 2002, the carrying value of goodwill was $60 million.

Environmental Matters

      We are subject to a variety of environmental laws around the world regulating the handling, storage, transport and disposal of hazardous materials that do or may create increased costs for some of our operations. Environmental remediation liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs of these assessments or remedial efforts can be reasonably estimated, in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, and the AICPA’s Statement of Position 96-1, “Environmental Remediation Liabilities.” The accrued environmental costs represent our best estimate as to the total costs of remediation and the time period over which these costs will be incurred. On a quarterly basis, we review these accrued balances. If we were required to accrue additional environmental remediation costs in the future, it would negatively impact our operating results.

Results of Operations

Fiscal Year

      Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2002 is the 52-week period ended September 27, 2002. Fiscal year 2001 is the 52-week period ended September 28, 2001. Fiscal year 2000 is the 52-week period ended September 29, 2000.

Fiscal Year 2002 Compared to Fiscal Year 2001

Sales: Our sales of $873 million in fiscal year 2002 were 13% higher than our sales of $774 million in fiscal year 2001. Growth in North American sales accounted for all of our sales growth in fiscal year 2002. International sales were $340 million (39% of sales) in fiscal year 2002, compared to $350 million (45% of sales) in fiscal year 2001. Product sales were $757 million (87% of sales) in fiscal year 2002, compared to $674 million (87% of sales) in fiscal year 2001. Service and other sales were $116 million (13% of sales) in fiscal year 2002, compared to $100 million (13% of sales) in fiscal year 2001.

For fiscal year 2003, we expect total sales to grow in the low-teens percentile over fiscal year 2002, due primarily to expected continued growth in Oncology Systems and expected modest growth levels in X-ray products.

	Fiscal Year

Sales (By Segment and Revenue Classification)	2002	2001

	(Dollars in
	millions)
Oncology Systems:
Product	$618	$522
Service contracts and other	107	92

Total Oncology Systems	$725	$614

X-ray Products:
Product	$122	$139
Service contracts and other	—	—

Total X-ray Products	$122	$139

GTC:
Product	$16	$13
Service contracts and other	10	8

Total GTC	$26	$21

	Fiscal Year

Sales (By Segment and Region)	2002	2001

	(Dollars in
	millions)
Oncology Systems:
North America	$466	$354
Europe	157	159
Asia	74	62
Rest of the world	28	39

Total Oncology Systems	$725	$614

X-ray Products:
North America	$48	$55
Europe	19	17
Asia	51	63
Rest of the world	4	4

Total X-ray Products	$122	$139

GTC:	$26	$21

Oncology Systems sales:	Total sales for the Oncology Systems business increased 18% to $725 million (83% of sales) in fiscal year 2002 compared to $614 million (79% of sales) in fiscal year 2001. Oncology Systems product sales increased 19% to $618 million (85% of sales) in fiscal year 2002, compared to $522 million (85% of sales) in fiscal year 2001. Service and other sales, which include service contracts and service to customers billed on a time-and-materials basis, increased 15% to $107 million (15% of sales) in fiscal year 2002, compared to $92 million (15% of sales) in fiscal year 2001. International sales for fiscal year 2002 were slightly below fiscal year 2001 sales due primarily to an usually large shipment to Brazil completed during the fourth quarter of fiscal year 2001 as well as the timing of shipments as a result of customer requested delivery schedules and treatment room completion. North American sales in fiscal year 2002 increased over fiscal year 2001 levels by 32% primarily due to the continued increase in demand for Intensity Modulated Radiation Therapy (IMRT), and IMRT-related products.

X-ray Products sales:	Total X-ray Products sales decreased 12% to $122 million (14% of total sales) in fiscal year 2002 compared to $139 million (18% of total sales) for fiscal year 2001. However, sales rose slightly in the second half of fiscal year 2002 when compared to the same period in fiscal year 2001. The decline in sales in the first half of fiscal year 2002 was the result of excess inventory levels at our largest Japanese OEM customer and a decline in the core OEM medical X-ray tube business in the last two years. We believe that there is a continuing consolidation in the OEM markets, including the acquisition of previous customers by companies that also manufacture competing X-ray tube products. However, we believe that we will achieve modest growth levels in fiscal year 2003 due to growth opportunities in our amorphous silicon flat panel imagers for diagnostic and imaging systems and in our industrial tubes for baggage screening.

GTC sales:	GTC sales were $26 million in fiscal year 2002 compared to $21 million in fiscal year 2001. Product sales were $16 million in fiscal year 2002, compared to $13 million in fiscal year 2001. Service and other sales, which include service contracts, service to customers billed on a time-and-materials basis and research contracts, were $10 million in fiscal year 2002 compared to $8 million in fiscal year 2001. The net increase in total GTC sales stemmed primarily from higher payments under research contracts and growth in our brachytherapy treatment planning software business, as well as the addition of sales in the GammaMed product line, which we acquired in July 2002.

Gross Profit: We recorded gross profit of $339 million in fiscal year 2002 and $287 million in fiscal year 2001. As a percentage of total sales, gross profit was 39% in fiscal year 2002 and 37% in fiscal year 2001. Product gross profit was 40% in fiscal year 2002, compared to 39% in fiscal year 2001. The gross profit increase in product sales in fiscal year 2002 resulted primarily from proportionately greater North American sales as well as increased sales of ancillary products, both of which have traditionally higher margins. Gross profit for service contracts and other sales was 29% in fiscal year 2002, compared to 27% in fiscal year 2001. The gross profit increase in service contracts and other sales resulted primarily from increased sales volume.

Gross profit as a percentage of sales of Oncology Systems increased to 40% in fiscal year 2002 from 39% for fiscal year 2001 due principally to the proportionately greater North American sales and increased sales of ancillary products. However, gross profit as a percentage of sales in our X-ray Products business decreased to 29% in fiscal year 2002 from 30% in fiscal year 2001. The gross profit decrease in X-ray Products stemmed primarily from the decline in sales volume.

For fiscal year 2003, we expect gross profit as a percentage of sales for the total company to be at approximately the same level as fiscal year 2002. We anticipate that the geographical mix will remain similar in fiscal year 2003 as for fiscal year 2002.

Research and Development: Research and development expenses were $48 million in fiscal year 2002 compared to $44 million in fiscal year 2001, representing 6% of sales in both years. The increase in absolute dollars in research and development expenses in fiscal year 2002 occurred in all businesses.

Selling, General and Administrative: Selling, general and administrative expenses were $146 million (17% of sales) in fiscal year 2002 compared to $134 million (17% of sales) in fiscal year 2001. The increase in absolute dollars in selling, general and administrative expenses can be attributed to expenses related to the higher volume of sales, as well as, higher corporate costs for insurance, inclusions of expenses from our recent acquisition and hedging losses related to hedges of our foreign-currency-denominated assets and liabilities. These increases were partially offset by the elimination of goodwill amortization in compliance with SFAS 142.

Reorganization (Income) Costs, Net: The $0.2 million of net reorganization income in fiscal year 2002 resulted from the release of a reorganization accrual for foreign taxes (excluding income taxes) established as part of the spin-offs, partially offset by reorganization charges primarily attributable to legal fees incurred in excess of the amounts previously accrued.

Interest (Income)/ Expense, Net: Net interest income was $1.3 million for fiscal year 2002 compared to $2.1 million of net interest income for fiscal year 2001. The decrease was primarily a result of lower interest rates and our investing in tax-exempt municipal securities to lower our effective tax rate partially offset by increased levels of cash and marketable securities.

Other Non-Operating Expense: We wrote off our $5 million investment in dpiX LLC, or dpiX, which supplies us with amorphous silicon based thin-film transistor arrays, or flat panels, for our digital imaging subsystems and PortalVision imaging systems, in the fourth quarter of fiscal year 2001 based on the belief that this investment is other than temporarily impaired. Although we have recorded this accounting impairment charge in fiscal year 2001, we will continue to participate in the dpiX consortium and dpiX continues to supply us with flat panels.

Taxes on Earnings: Our effective tax rate was 36% in fiscal year 2002 compared to 36.5% in fiscal year 2001. This decline is primarily due to tax-exemptions available for our investments in municipal securities. In general, our effective income tax rate differs from the statutory rates largely as a function of benefits realized from our extraterritorial income exclusion, research and development tax credits, tax-exempt interest and foreign taxes. For fiscal year 2003, we estimate that our effective tax rate will be approximately 36%. Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax earnings, research and development credits and the effectiveness of our tax planning strategies.

Cumulative Effect of Changes in Accounting Principles — Net of Taxes: We recorded a net charge of $13.7 million (net of income taxes of $7.9 million), or $0.20 per diluted share, to reflect the cumulative effect of the changes in accounting principles resulting from the adoption of SAB 101 and Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, in fiscal year 2001. The cumulative effect of accounting change applicable to SAB 101 amounted to $13.8 million (net of income taxes of $8.0 million), or $0.20 per diluted share. This amount is primarily comprised of the portion of revenue, the payment of which was contractually linked to the acceptance clause, and related profits associated with equipment that was shipped and previously recorded as revenue but for which installation and/or acceptance did not occur until after fiscal year 2000. Approximately $34.0 million of the $41 million of revenue deferred as of the beginning of fiscal year 2001 was recognized in 2001 upon installation and/or acceptance. Approximately $51 million of fiscal year 2001 and prior years equipment shipments was deferred as of September 28,

2001, of which approximately $46 million was recognized as revenue in fiscal year 2002. The $13.8 million charge related to SAB 101 was partially offset by a $0.1 million credit to earnings resulting from the adoption of SFAS 133, in the first quarter of fiscal year 2001. For a discussion of SAB 101 and SFAS 133, see Note 17 “Adoption of SAB 101” and Note 5 “Derivatives instruments and Hedging Activities” of the Notes to the Consolidated Financial Statements, respectively.

Earnings Per Diluted Share: Earnings per diluted share was $1.33 for fiscal year 2002, compared to $0.79 for fiscal year 2001. Earnings per diluted share in fiscal year 2001 included the cumulative effect of changes in accounting principles resulting from the adoption of SAB 101 and SFAS 133, as well as the write-off of our investment in dpiX. The increase can also be attributed to the increase in operations compared to fiscal year 2001.

For fiscal year 2003, we expect earnings per diluted share to increase by about 20% over fiscal year 2002 results.

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

Due to the accounting change related to SAB 101 made in fiscal year 2001, it is more meaningful to compare our sales results under the same comparative accounting basis. Fiscal year 2000 pro forma sales, applying SAB 101, were $677 million; therefore, on a SAB 101 comparative basis, sales increased 14% year over year. The adoption SAB 101 resulted in $41 million of sales being deferred at the end of fiscal year 2000, primarily representing the portion of the revenue that was contractually linked to the installation or acceptance clause applicable to related products that were shipped and not yet installed and/ or accepted at September 29, 2000. Of the $41 million of sales we deferred at the end of fiscal year 2000, we recognized $34 million as sales in fiscal year 2001 upon installation and/ or acceptance. Similarly, SAB 101 changes resulted in $51 million of sales being deferred at the end of fiscal year 2001, of which $46 million was recognized as sales in fiscal year 2002.

	Fiscal Year

Sales (By Segment and Revenue Classification)	2001	2000

	(Dollars in
	millions)
Oncology Systems:
Product	$522	$449
Service contracts and other	92	85

Total Oncology Systems	$614	$534

X-ray Products:
Product	$139	$135
Service contracts and other	—	1

Total X-ray Products	$139	$136

GTC:
Product	$13	$15
Service contracts and other	8	5

Total GTC	$21	$20

	Fiscal Year

Sales (By Segment and Region)	2001	2000

	(Dollars in
	millions)
Oncology Systems:
North America	$354	$332
Europe	159	124
Asia	62	42
Rest of the world	39	36

Total Oncology Systems	$614	$534

X-ray Products:
North America	$55	$43
Europe	17	20
Asia	63	70
Rest of the world	4	3

Total X-ray Products	$139	$136

GTC:	$21	$20

Oncology Systems sales:	Total sales for the Oncology Systems business increased 15% to $614 million (79% of sales) in fiscal year 2001 compared to the reported $534 million (77% of sales) in fiscal year 2000. Oncology Systems product sales increased 15% to $522 million (85% of sales) in fiscal year 2001, compared to $449 million (84% of sales) in fiscal year 2000. Service and other sales, which include service contracts and service to customers billed on a time-and-materials basis, increased 9% to $92 million (15% of sales) in fiscal year 2001, compared to $85 million (16% of sales) in fiscal year 2000. International sales during fiscal year 2001 increased over the reported results in fiscal year 2000, due primarily to the timing of shipments as a result of customer requested delivery schedules. North American sales increased in fiscal year 2001 over fiscal year 2000 levels to a lesser extent relative to the growth in international sales, primarily because of the high 45% growth rate in the volume of North American shipments made in the prior fiscal year. Continued demand for IMRT and IMRT-related products in the U.S. drove the growth in North American sales.

Fiscal year 2000 pro forma sales, applying SAB 101, were $522 million (77% of sales); therefore, on a SAB 101 comparative basis, Oncology Systems sales increased 18% in fiscal year 2001 compared to fiscal year 2000. SAB 101 changes resulted in $50 million of revenue being deferred at September 28, 2001 primarily representing the portion of the revenue that was contractually linked to the installation or acceptance clause applicable to related products that were shipped and not yet installed and/ or accepted at September 28, 2001.

X-ray Products sales:	Total X-ray Products sales increased 2% to $139 million (18% of sales) in fiscal year 2001 compared to $136 million (20% of sales) in fiscal year 2000. The increase was primarily due to increased sales of our glass tube products in the U.S., partially offset by decreases of our high-end CT scanner tubes sales.

GTC sales:	GTC sales were $21 million in fiscal year 2001 compared to $20 million in fiscal year 2000. Product sales were $13 million in fiscal year 2001, compared to $15 million in fiscal year 2000. Service and other sales, which include service contracts, service to customers billed on a time-and-materials basis and research contracts, were $8 million in fiscal year 2001, compared to $5 million in fiscal year 2000. The net increase in total GTC sales stemmed primarily from payments under new research contracts, partially offset by a decrease in sales of our high dose rate brachytherapy products.

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

Gross profit as a percentage of sales in the Oncology Systems business was 39% in fiscal year 2001 compared to 38% in fiscal year 2000. This margin increase resulted primarily from increased sales volume and higher margins in ancillary products, which more than offset the geographical mix shift toward international sales, which typically have lower margins. Gross profit as a percentage of sales in the X-ray Products business decreased to 30% in fiscal year 2001 from 32% in fiscal year 2000. The decline stemmed primarily from a sales mix shift toward lower margin glass tube products.

Research and Development: Research and development expenses were $44 million in fiscal year 2001 compared to $42 million in fiscal year 2000, representing 6% of sales in both years.

Selling, General and Administrative: Selling, general and administrative expenses were $134 million (17% of sales) in fiscal year 2001 compared to $125 million (18% of sales) in fiscal year 2000. The increase (in absolute dollars) in selling, general and administrative expenses in fiscal year 2001 was largely attributable to higher marketing and selling expenses that were in line with increased sales, increased spending on information systems of $2 million, higher legal costs (including patent-related expenses) of $1 million and $1 million amortization of deferred stock compensation related to the restricted performance awards granted to our senior executives in fiscal year 2001.

Reorganization (Income) Costs, Net: The $0.4 million of net reorganization income in fiscal year 2001 consisted of approximately $0.8 million of reorganization income resulting primarily from the release of a reorganization accrual established as part of the spin-offs, partially offset by $0.4 million of reorganization charges primarily attributable to legal fees incurred in excess of the amounts previously accrued. Fiscal year 2000 expenses included net reorganization charges of $0.2 million primarily attributable to legal fees incurred in excess of the same accrual.

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

Cumulative Effect of Changes in Accounting Principles-Net of Taxes: We recorded a net non-recurring charge of $13.7 million (net of income taxes of $7.9 million), or $0.20 per diluted share, to reflect the cumulative effect of the changes in accounting principles resulting from the adoption of SAB 101 and SFAS 133, in fiscal year 2001. The cumulative effect of accounting change applicable to SAB 101 amounted to $13.8 million (net of income taxes of $8.0 million), or $0.20 per diluted share. This amount is primarily comprised of the portion of revenue, the payment of which was contractually linked to the acceptance clause, and related profits associated with equipment that was shipped and previously recorded as revenue but for which installation and/ or acceptance did not occur until after fiscal year 2000. Approximately $34.0 million of the $41 million of revenue deferred as of the beginning of fiscal year 2001 was recognized in 2001 upon installation and/ or acceptance. Approximately $51 million of fiscal year 2001 and prior years equipment shipments was deferred as of September 28, 2001, of which approximately $46 million was recognized as revenue in fiscal year 2002. The $13.8 million charge related to SAB 101 was partially offset by a $0.1 million credit to earnings resulting from the adoption of SFAS 133, in the first quarter of fiscal year 2001. For a discussion of SAB 101 and SFAS 133, see Note 17 “Adoption of SAB 101” and Note 5 “Derivatives Instruments and Hedging Activities” of the Notes to the Consolidated Financial Statements, respectively.

Earnings Per Diluted Share: Earnings per diluted share was $0.79 for fiscal year 2001, compared to $0.82 for fiscal year 2000. Earnings per diluted share in fiscal year 2001 included the cumulative effect of changes in accounting principles resulting from the adoption of SAB 101 and SFAS 133, as well as the write-off of our investment in dpiX.

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

      At September 27, 2002, we had $58.5 million of long-term loans and $0.1 million of short-term notes payable. Interest rates on the outstanding long-term loans on this date range from 6.70% to 7.15% with a weighted average fixed interest rate of 6.82%. As of September 27, 2002, the weighted average interest rate on the short-term notes payable was 6.06%. The long-term loans currently contain covenants that limit future borrowings and cash dividend payments. The covenants also require us to maintain specified levels of working capital and operating results.

      At September 27, 2002, we had $299 million in cash, cash equivalents and marketable securities (approximately 11% of which was held abroad and would be subject to additional taxation if it was repatriated to the U.S.). Total cash, cash equivalents and marketable securities increased by $80 million from $219 million at September 28, 2001.

      Our primary cash inflows and outflows for fiscal years 2002, 2001 and 2000 were as follows:

•	We generated net cash from operating activities of $156 million in fiscal year 2002, compared to generating net cash of $118 million and $84 million in fiscal years 2001 and 2000, respectively. A major contributor was our increase in net earnings to $94 million in fiscal year 2002 from $68 million (before the non-cash cumulative adjustments related to the changes in accounting principles applicable to SAB 101 and SFAS 133) in fiscal year 2001 and from $53 million in fiscal year 2000. The tax benefit from stock options was $17 million in fiscal year 2002 compared to $31 million in fiscal year 2001. In addition to the increases in tax benefits from employee stock option exercises and net earnings, net cash provided by operating activities in fiscal year 2002 related primarily to: $7 million in other net non-cash charges including depreciation, amortization, write-offs and others and $57 million increase in accrued expenses, product warranty and advance payments from customers (excluding the effect of foreign exchange rates on cash), partially offset by additions to inventory and other current assets of $15 million. The primary difference between our fiscal year 2001 and fiscal year 2000 net cash from operating activities resulted from the increase in the tax benefit from stock options to $31 million in fiscal year 2001 from $8 million in fiscal year 2000 and the increase in net earnings from fiscal year 2000 to fiscal year 2001.

•	Investing activities used $182 million of net cash in fiscal year 2002, compared to using $19 million and $22 million of net cash in fiscal years 2001 and 2000, respectively. The net cash used in fiscal year 2002 was primarily used for purchases of marketable securities of $139 million, purchases of two businesses of $14 million and purchases of property, plant and equipment of $26 million. In fiscal years 2001 and 2000, the net cash used was primarily used for the purchase of property, plant and equipment of $17 million and $19 million, respectively.

•	Financing activities used net cash of $31 million and $11 million in fiscal year 2002 and 2000, respectively, compared to providing net cash of $38 million in fiscal year 2001. Net cash used by financing activities in fiscal year 2002 consisted primarily of $55 million used in repurchases of common stock offset by $24 million in proceeds from stock option exercises and employee stock purchases. Net cash provided by financing activities in fiscal year 2001 consisted primarily of $42 million in proceeds from stock option exercises and employee stock purchases, partially offset by $4 million used in purchases of common stock as part of our stock repurchase program. Net cash used by financing activities in fiscal year 2000 consisted primarily of $35 million used to pay down short-term debt. This was partially offset by $24 million of proceeds from stock option exercises and employee stock purchases.

      Total debt as a percentage of total capital improved to 11.0% at fiscal year end 2002 compared to 13.0% at fiscal year end 2001 largely due to the increase of our stockholders’ equity during fiscal year 2002. The ratio of current assets to current liabilities declined to 1.82 to 1 at fiscal year end 2002 from 2.17 to 1 at fiscal year end 2001 due primarily to our investment in long-term marketable securities. At fiscal year end 2002, we had $26.9 million available in unused uncommitted lines of credit.

      We expect our capital expenditures to be between 2-3% of sales in fiscal year 2003.

      Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the U.S. and global economies. Although our cash requirements will fluctuate (positively and negatively) as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents, cash to be generated from operations and our borrowing capability will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements through fiscal year 2003.

      The following summarizes certain of our contractual obligations as of September 27, 2002 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	2003	2004	2005	2006	2007	Thereafter

Operating leases	$9.3	$8.6	$7.1	$4.8	$1.8	$3.5
Notes payable	0.1	—	—	—	—	—
Long-term debt	—	—	5.3	2.5	7.8	42.9

Total	$9.4	$8.6	$12.4	$7.3	$9.6	$46.4

Stock Repurchase Program

      On August 20, 2001, we announced that our Board of Directors had authorized the repurchase by us of up to two million shares of our common stock (on a post-split basis) over the following twelve-month period. The stock repurchase program was approved in an effort to enhance stockholder value. During fiscal year 2001, we paid $4.3 million to repurchase 140,000 shares of our common stock. The time period for the repurchase was extended by our Board of Directors to expire on February 28, 2003. During fiscal year 2002, we paid $55.1 million to repurchase 1,357,400 shares of our common stock under this program. All shares that have been repurchased have been retired. As of September 27, 2002, we can still purchase up to 502,600 shares under this program (on a post-split basis).

Deferred Stock Compensation

      During fiscal year 2001, we granted 181,816 restricted performance shares to several of our senior executives and 6,000 shares of restricted common stock to a senior executive under our Omnibus Stock Plan and our 2000 Stock Option Plan. The restricted performance shares will vest 100% five years from the date of grant subject to the employees’ having satisfied defined performance objectives. Upon vesting, we will deliver one share of our common stock for each performance share granted to the employee. We measure deferred stock compensation for both the restricted performance shares and the restricted common stock based on the stock’s fair value on the date of grant and we amortize the deferred stock compensation over the stocks’ respective vesting periods. In connection with these grants, we recorded deferred stock compensation of $5.2 million. For fiscal years 2002 and 2001, we recognized in “cost of sales” and “selling, general and administrative expenses” amortization of deferred stock compensation of $1.1 million and 1.0 million, respectively. We estimate that we will amortize the remaining deferred compensation of approximately $3.2 million at September 27, 2002 as follows: $1.0 million during each of fiscal years 2003 through 2005, and $0.2 million during fiscal year 2006. The amount of deferred compensation expense recorded and to be recorded in future periods could decrease if the restricted awards for which accrued but unvested compensation has been recorded are forfeited.

Legal Proceedings

      We are a party to three related federal legal actions involving claims by independent service organizations, or ISOs, that our policies and business practices relating to replacement parts violate the antitrust laws. ISOs purchase replacement parts from us and compete with us in servicing the linear accelerators we manufacture. In response to several threats of litigation regarding the legality of our parts policy, we filed a declaratory judgment action in the U.S. District Court for the Northern District of California in 1996 asking for a determination that our then new policies are legal and enforceable and damages against two of the ISOs for copyright infringement and related claims. Later, four defendants filed separate claims in other jurisdictions raising issues allegedly related to those in the declaratory relief action and seeking injunctive relief and damages against us for $10 million for each plaintiff. We defeated the defendants’ motion for a preliminary injunction in U.S. District Court in Texas about our policies. The ISOs defendants amended the complaint to include class action allegations, alleged a variety of other anti-competitive business practices and filed a motion for class certification, which was denied by the U.S. District Court in Texas on September 27,

2002. The parties consolidated claims from the Northern District of California with the action in the U.S. District Court in Texas.

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

      For a discussion of environmental matters, see “Environmental Matters” below.

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

      In addition, we may be required to incur significant additional costs to comply with future changes in existing environmental laws and regulations or new laws and regulations. For example, several countries are proposing to require manufacturers to take back, recycle and dispose of products at the end of the equipment’s useful life. The EU has some proposed directives that may require medical equipment manufacturers to bear some or all of the cost of product disposal at the end of the products’ useful life and to be unable to use some hazardous substances in products sold in the EU. As the directives are currently drafted, effective in 2006, products sold in the EU could not contain listed “dangerous substances,” and product collection programs would have to be in place within 30 months of adoption of these rules in each EU state. In addition, the proposed directives may require that, beginning in 2006, we establish an agreement with our European customers at the time of sale of medical equipment for the recovery and “environmentally sound” disposal of the medical equipment or any of its components. We may also be required to identify the locations of “dangerous substances” in our medical equipment so we, or if the product is sent to a recovery facility, that facility, can remove these components, such as mercury switches, batteries, printed circuit boards, before product recycling or disposal. We may also be required to provide up front financial guarantees when placing products on the market. If approved, each member of the EU must set its own regulations to implement the directives, which may vary. These directives, if approved, would create increased costs for our operations.

      From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. Under various laws, such as the federal Superfund law, and under our obligations concerning operations before the spin-offs, we are overseeing environmental cleanup projects from our pre-spun-off operations and as applicable reimbursing third parties’ such as the U.S. Environmental Protection Agency or other responsible parties, for cleanup activities. Under the terms of the agreement governing the distribution, VI and VSEA are each obligated to indemnify us for one-third of these environmental cleanup costs, after adjusting for any insurance proceeds realized or tax benefits recognized by us. The cleanup projects we are overseeing are being conducted under the direction of or in consultation with relevant regulatory agencies. We estimate these cleanup projects will take up to 30 years to complete. As described below, we have accrued a total of $19.5 million at September 27, 2002 to cover our liabilities for these cleanup projects:

•	We have developed a range of potential costs covering a variety of cleanup activities, including three cleanup projects, reimbursements to third parties, project management costs and legal costs. There are, however, various uncertainties in these estimates that make it difficult to develop a best estimate. Our estimate of future costs to complete these cleanup activities ranges from $5.2 million to $13.8 million. For these estimates, we have not discounted the costs to present dollars because of the uncertainties that make it difficult to develop a best estimate and have accrued $5.2 million, which is the amount at the low end of the range.

•	For eight cleanup projects, we have sufficient knowledge to develop better estimates of our future costs. While our estimate of future costs to complete these cleanup projects, including third party claims, ranges from $17.9 million to $38.6 million, our best estimate within that range is $21.6 million. For these projects we have accrued $14.3 million; which is our best estimate of the $21.6 million discounted to present dollars at 4%, net of inflation.

      At September 27, 2002, our reserve for environmental liabilities, based upon future environmental related costs estimated as of that date, was calculated as follows:

			Total
	Recurring	Non-Recurring	Anticipated
	Costs	Costs	Future Costs

	(Dollars in millions)
Fiscal Year:
2003	$0.9	$2.4	$3.3
2004	0.8	1.2	2.0
2005	0.9	0.6	1.5
2006	0.9	0.2	1.1
2007	0.8	0.5	1.3
Thereafter	14.0	3.6	17.6

Total costs	$18.3	$8.5	26.8

Less imputed interest			(7.3)

Reserve amount			$19.5

      When we developed the estimates above, we considered the financial strength of other potentially responsible parties. These amounts are, however, only estimates and may be revised in the future as we get more information on these projects. We may also spend more or less than these estimates. Based on current information, we believe that our reserves are adequate. At this time, management believes that it is remote that any single environmental event would have a materially adverse impact on our cash flows in any single fiscal year. We spent $3.9 million, $2.4 million and $3.5 million, net of amounts borne by VI and VSEA, during fiscal year 2002, 2001 and 2000, respectively, on environmental investigation, cleanup and third party claim costs.

      We received cash payments in the form of settlements and judgments from various insurance companies, defendants and other third parties in 1995, 1996, 1997, 1998, 2001 and 2002. In addition, we have an agreement with an insurance company to pay a portion of our past and future expenditures. As a result of this agreement, we have a $3.7 million receivable included in “other assets” as of September 27, 2002. We believe that this receivable is collectible because it is based on a binding, written settlement agreement with a financially viable insurance company.

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

Other Information

      Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services, approved in the fourth quarter of fiscal year 2002 by our Audit Committee, to be performed by PricewaterhouseCoopers LLP, our external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of our financial statements. The non-audit services approved by our Audit Committee in the fourth quarter of fiscal year 2002, listed below, are each considered by us to be audit related services, except for the tax consultations, which are considered to be other services. Each of the services has been approved in accordance with a pre-approval from our Audit Committee or the Committee’s Chairman pursuant to delegated authority by our Committee.

      During the fiscal year covered by this filing, our Audit Committee approved new or recurring engagements of PricewaterhouseCoopers LLP for the following non-audit services: (1) audit of various pension plans; (2) consultations regarding certain accounting matters; (3) statutory audits of foreign subsidiaries; and (4) tax consultations.

Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standard Board, or FASB, issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” or SFAS 143, which we will be required to adopt in fiscal year 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We believe that the adoption of SFAS 143 will not have a material impact on our consolidated financial position or results of operations.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, which is effective for our fiscal year 2003 and interim periods within fiscal year 2003. SFAS 144 supersedes FASB Statement No. 121 and Accounting Principles Board Opinion No. 30; however, it retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 also addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. We believe that the adoption of SFAS 144 will not have a material impact on our consolidated financial position or results of operations.

      In April of 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” or SFAS 145, which is effective beginning in our fiscal year 2003. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. We believe that the adoption of SFAS 145 will not have a material impact on our consolidated financial position or results of the operations.

      In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146, which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143 and 144. We believe that the adoption of SFAS 146 will not have a material impact on our consolidated financial position or results of the operations.

Factors Affecting Our Business

      The following factors, in conjunction with the other information included in this Form 10-K, should be carefully considered.

IF WE ARE UNABLE TO ANTICIPATE OR KEEP PACE WITH CHANGES IN THE MARKETPLACE AND THE DIRECTION OF TECHNOLOGICAL INNOVATION, OUR PRODUCTS MAY BECOME LESS USEFUL OR OBSOLETE AND OUR OPERATING RESULTS WILL SUFFER

      The marketplace for our products is characterized by rapid change and technological innovation. Because our products often have long development and government approval cycles, we must anticipate changes in the marketplace and the direction of technological innovation. For example, most of our recent product introductions in our Oncology Systems business have related to a relatively new technology called Intensity Modulated Radiation Therapy, or IMRT, which is a form of three-dimensional conformal radiation therapy that links treatment planning, information management and driver software to the actual treatment delivery device, the linear accelerator. While we believe that the radiation oncology market will widely adopt IMRT and IMRT products, if future studies fail to confirm the effectiveness of IMRT or our products or show negative side effects, if other more effective technologies are introduced, or if for other reasons this does not occur, our sales could fail to increase or could decrease. Our success will depend upon the continued growth in awareness, acceptance and success of IMRT in general and acceptance of our products utilizing this technology in particular. In addition, as more institutions purchase IMRT-equipped linear accelerators or upgrade their existing accelerators with IMRT technology, the market for IMRT-related products may eventually become saturated, and our future success will depend on our ability to accurately anticipate and capitalize on future technological changes such as IMRT. We may be unable to accurately anticipate changes in our markets and the direction of technological innovation, our competitors may develop improved products or processes, or the marketplace may conclude that the task our product was designed to do is no longer an element of a generally accepted diagnostic or treatment regimen. If this occurs, the market for our products may be adversely affected and they may become less useful or obsolete. Any development adversely affecting the market for our equipment would result in us having to reduce production volumes or to discontinue manufacturing and would reduce our revenues.

IF WE ARE UNABLE TO DEVELOP NEW GENERATIONS OF PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS, WE MAY BE UNABLE TO ATTRACT OR RETAIN CUSTOMERS

      Our success is dependent upon the successful development, introduction and commercialization of new generations of products and enhancements to existing products. Our products are technologically complex and must keep pace with rapid and significant technological change, comply with rapidly evolving industry standards and compete effectively with new product introductions of our competitors. Accordingly, many of our products require significant planning, design, development and testing at the technological, product and manufacturing process levels. These activities require significant capital commitments and investments on our part, which we may be unable to recover. In addition, some of our research and development projects are funded by government contracts. Changes in government priorities and our ability to attract such funding may affect our overall research effort and ultimately, our ability to develop successful new products and product enhancements.

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

WE FACE SIGNIFICANT COSTS IN ORDER TO COMPLY WITH LAWS AND REGULATIONS APPLICABLE TO THE MANUFACTURE AND DISTRIBUTION OF OUR PRODUCTS, AND IF WE FAIL OR ARE DELAYED IN OBTAINING REGULATORY APPROVALS OR FAIL TO COMPLY WITH APPLICABLE REGULATIONS, WE MAY BE UNABLE TO DISTRIBUTE OUR PRODUCTS OR MAY BE SUBJECT TO CIVIL OR CRIMINAL PENALTIES

      We and some of our suppliers and distributors are subject to extensive and rigorous government regulation of the manufacture and distribution of our products, both in the United States and in foreign countries. Compliance with these laws and regulations is expensive and time-consuming, and changes to or failure to comply with these laws and regulations, or adoption of new laws and regulations, could adversely affect our business.

      In the United States, our products, research and development activities, and marketing and manufacturing practices and those of some of our suppliers are subject to regulation by the FDA, pursuant to the FDC Act. Our products are regulated under the FDC Act as medical devices, and as such generally require FDA 510(k) pre-market notification clearance or and approved pre-market approval application, or PMA, before we can take orders or distribute products in the United States. In addition, modifications or enhancements to these products that could significantly affect safety or effectiveness, or constitute a major change in intended use, require further FDA clearance or approval. Obtaining FDA market clearances or approvals can be time consuming, expensive and uncertain. We may fail to obtain the necessary clearances or approvals or may be unduly delayed in doing so. Furthermore, even if we are granted regulatory clearances, the clearances may include significant limitations on the indicated uses of the product, which may limit the market for those products. The FDA review process typically requires extended proceedings pertaining to the safety and efficacy of new products, which may delay or hinder a product’s timely entry into the marketplace. If we were unable to achieve required FDA approval or clearance for a product, or were limited or unduly delayed in doing so, our business would suffer. In addition, we have generally been able to use the 510(k) pre-market notification clearance for our products, which is less time-consuming, expensive and uncertain than the PMA approval process. If we were required to use the PMA approval process for future products or product modifications, it could delay or prevent release of the proposed products or modifications, and could cause our business to suffer.

      In addition to FDA-required market clearances and approvals, our manufacturing operations are required to comply with the FDA’s Quality System Regulation, or QSR, which addresses the quality program requirements, such as manufacturing, design, controls, methods, facilities and quality assurance controls used in manufacturing, assembly, packing, storing and installing medical devices. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for us to be able to continue to market cleared or approved product offerings. The FDA makes announced and unannounced inspections to determine compliance with the QSR’s and may issue us 483 reports listing instances where we have failed to comply with applicable regulations and/or procedures or warning letters which, if not adequately responded to, could lead to enforcement actions against us, including fines and the total shutdown of our production facilities. Inspections usually occur every two years. Our last inspection occurred in September 1998.

      The FDA and the FTC also regulate the promotion and advertising of our products that are medical devices. The FDA and FTC determinations on these matters can be subjective, and we cannot assure you that the FDA or FTC would agree that all or our promotional claims are permissible. If the FDA or FTC determined that any of our promotional claims were not permissible, we may be required to revise our promotional claims or may be subject to enforcement actions.

      As a manufacturer of radiation producing devices, as well as devices utilizing radioactive byproduct material, we are subject to numerous federal, state and local laws and regulations relating to their manufacture, distribution, transportation, import/export, possession, use and disposal. Our radiation producing medical devices are subject to the FDA clearance and approval requirements, and the manufacture and sale of these products are subject to state regulation that is extensive and varies from state to state. Our manufacture and distribution of medical devices utilizing byproduct material also requires us to obtain a number of license and certifications for these devices and materials. Service of these products must also be in accordance with a specific radioactive materials license. We are also subject to a variety of additional environmental laws regulating our manufacturing operations and the handling, storage, transport and disposal of hazardous materials, and imposing liability for the cleanup of contamination from these materials.

      As a participant in the healthcare industry, we are also subject to extensive laws and regulations in addition to FDA regulation on a broad array of additional subjects at the federal, state and local levels. These include laws and regulations protecting the privacy and integrity of patient medical information “fraud and abuse” laws and regulations such as physician self-referral prohibitions, anti-kickback laws, and false claims laws. We also must comply with numerous federal, state and local laws of more general applicability relating to such matters as safe working conditions, manufacturing practices and fire hazard control.

      If we or any of our suppliers or distributors fail to comply with applicable regulatory requirements, it can result in a wide variety of actions against us, such as:

•	investigations, 483 reports of non-compliance or warning letters;

•	fines, injunctions, and civil penalties;

•	partial suspensions or total shutdown of production, or the imposition of operating restrictions;

•	losses of clearances or approvals already granted, or the refusal of future requests for clearance or approval;

•	seizures or recalls of our products;

•	the inability to sell our products in the applicable jurisdiction, and

•	criminal prosecutions.

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

      Sales of our products outside the United States are subject to regulatory requirements that vary from country to country, and may differ significantly from those in the United States. In general, our products are regulated outside the United States as medical devices by foreign governmental agencies similar to the FDA and the FTC. We are also subject to laws and regulations applicable to manufacturers of medical devices, radiation producing devices and products utilizing radioactive materials, and laws and regulations of general applicability relating to matters such as environmental protection, safe working conditions, manufacturing practices and other matters, in each case that are often comparable, if not more stringent, than regulation in the United States. Our sales of products in foreign countries are also subject to regulation of matters such as product standards, packaging requirements, labeling requirements, environmental and product recycling requirements, import restrictions, tariff regulations, duties and tax requirements. We rely in some countries on our foreign distributors to assist us in complying with foreign regulatory requirements. We may be required to incur significant time and expense in obtaining and maintaining non-U.S. regulatory approvals and in complying with non-U.S. laws and regulations. Delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals or failure to comply with existing of future regulatory requirements could restrict or prevent us from doing business in the applicable country or subject us to a variety of enforcement actions, which would adversely affect our business.

      It is also important that our products comply with electrical safety and environmental standards, such as those of Underwriters Laboratories, or UL, the Canadian Standards Association, or CSA, and the International Electrotechnical Commission, or IEC. If one or more of our products fail to comply with these standards, we may be unable to obtain or maintain registrations to sell our products, demand for our products may diminish, or we may be subject to other enforcement actions.

      The laws and regulations applicable to us and our business and their enforcement are constantly undergoing change, and we cannot predict what effect, if any, changes may have on our business. In addition, new laws and regulations may be adopted which adversely affect our business. There has been a trend in recent years, both in the United States and abroad, toward more stringent regulation and enforcement of requirements applicable to medical device manufacturers. The continuing trend of more stringent regulatory oversight in product clearance and enforcement activities may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses.

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

      In addition, sales of some of our products indirectly depend on whether adequate reimbursement is available to our customers for the treatment provided by those products from third-party health care payors, such as government health care insurance programs, including the Medicare and Medicaid programs, private insurance plans, health maintenance organizations and preferred provider organizations. Once Medicare has made a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually. Private third-party payors often adopt Medicare reimbursement policies and payment amounts. As a result, decisions by Medicare to reimburse for a treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a treatment would likely extend to third-party payor reimbursement policies and amounts for that treatment as well. The availability of such reimbursement for treatments using our products and the relevant reimbursement rates can affect our customers’ decisions to purchase our products. For example, currently Medicare reimbursement rates for IMRT treatments are substantially higher than the reimbursement rates for standard radiotherapy treatments, and recent growth in our business has been driven by growth in sales of IMRT and IMRT-related products. Any adverse change in Medicare’s reimbursement policies regarding IMRT treatments or other procedures using our products, or material reduction in reimbursement rates for such procedures, could reduce demand for our products and have a material adverse effect on our revenue. In addition, the executive branch of the federal government and the Congress from time to time consider various Medicare and other health care reform proposals that could significantly affect both private and public reimbursement for health care services. If a proposal that significantly reduced reimbursement for our products or procedures using our products were enacted into law, it could adversely affect the demand for these products and our business would suffer.

      As a general matter, third-party payors are increasingly challenging the pricing of medical procedures or limiting or prohibiting reimbursement for specific services or devices or through other means, and we cannot be sure that they will reimburse our customers at levels sufficient to enable us to achieve or maintain sales and price levels for our products. Without adequate support from third-party payors, the market for our products may be limited. There is no uniform policy on reimbursement among third-party payors, nor can we be sure that procedures using our products will qualify for reimbursement from third-party payors. For example, we have been informed that some third-party payors regard IMRT as investigational or experimental and do not provide reimbursement for these services at this time. Foreign countries also have their own health care reimbursement systems, and we cannot be sure that third-party reimbursement will be made available with respect to our products under any foreign reimbursement system.

      A further discussion of health care reforms and government-funded reimbursement for health care products and services such as ours may be found in Part I, Item 1 of this Form 10-K, “Business — Government Regulation.”

BECAUSE OUR PRODUCTS INVOLVE THE DELIVERY OF RADIATION AND DIAGNOSTIC IMAGING OF THE HUMAN BODY AND ARE SUBJECT TO EXTENSIVE REGULATION, PRODUCT DEFECTS MAY RESULT IN MATERIAL PRODUCT LIABILITY CLAIMS, INVESTIGATION BY REGULATORY AUTHORITIES OR PRODUCT RECALLS THAT COULD HARM FUTURE SALES AND REQUIRE US TO PAY MATERIAL UNINSURED CLAIMS

      Our business exposes us to potential product liability claims that are inherent in the manufacture and sale of medical devices. Because our products involve the delivery of radiation to the human body or are involved in diagnostic imaging of the human body, the possibility for significant injury and/or death exists. The tolerance for error in the design, manufacture, or use of our products may be small or nonexistent. As such, we may face substantial liability to patients for damages resulting from the faulty design, manufacture and servicing of our products. We may also face liability due to claims arising out of potential past and future product defects and personal injury matters related to the General Electric Radiotherapy Service Business that we purchased in December 1997 and for which we have assumed liability. We may also be subject to claims for property damages related to any errors or defects in our products.

      In addition, if a product we designed or manufactured is defective, whether due to design or manufacturing defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. A required notification to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations or recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in our incurring substantial costs, losing revenues and loss of reputation, each of which would harm our business.

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

      The radiation therapy equipment and software markets in which we compete are characterized by rapidly evolving technology, intense competition and pricing pressure. Our products and services compete with those of a substantial number of foreign and domestic companies, some with greater resources, financial or otherwise, than we have, and the rapid technological changes occurring in our markets are expected to lead to the entry of new competitors. Our ability to compete successfully depends on our ability to commercialize new products ahead of our competitors. In our sales of linear accelerators and treatment simulation and verification products, we compete primarily with Siemens, Elekta, Nucletron and Mitsubishi. We compete with a variety of companies, such as IMPAC Medical Systems, Inc., Philips, CMS, NOMOS, MDS Nordion, Nucletron and Elekta, in our software systems and accessories business and in our brachytherapy business, we compete primarily with Nucletron. For the service and maintenance business for our products, we compete with independent service organizations and our customers’ internal service organizations.

      The market place for X-ray tube products is also extremely competitive. All of the major diagnostic imaging systems companies, which are the primary customers of our X-ray Products business, also manufacture X-ray tubes for use in their own products. We must compete with these in-house X-ray tube manufacturing operations that are naturally favored by their parent companies. As a result, we must have a competitive advantage in one or more significant areas, which may include lower product cost, better product quality or superior technology. We sell a significant volume of our X-ray tube products to companies such as Toshiba Corporation, Hitachi Medical Corporation, Shimadzu Corporation, Philips Medical Systems and GE Medical Systems, all of which have in-house X-ray tube production capability. In addition, we compete against other stand-alone X-ray tube manufacturers such as Comet AG and IAE Industria Applicazioni Elettroniche Spa.

      In each of our market segments, existing competitors’ actions and new entrants may have an adverse impact on our sales and profitability. These competitors could develop technologies and products that are more effective than those we currently use or market or that could render our products obsolete or noncompetitive. In addition, the timing of competitors’ introduction of products into the market could affect the market acceptance and market share of our products. If we are unable to develop competitive products, gain regulatory approval and supply commercial quantities of such products to the market as quickly and effectively as our competitors, market acceptance of our products may be limited and our sales reduced. In addition, some of our competitors could be acquired, as is happening currently with some smaller competitors in the X-ray tube market, which could give them added financial strength and enable them to compete more aggressively. Some of our suppliers or distributors could also be acquired by competitors, which could disrupt these supply or distribution arrangements. A further discussion of competition in our markets may be found in Part I, Item 1 of this Form 10-K, “Business — Competition.”

WE MAY INCUR SUBSTANTIAL COSTS IN PROTECTING OUR INTELLECTUAL PROPERTY, AND IF WE ARE NOT ABLE TO DO SO, OUR COMPETITIVE POSITION WOULD BE HARMED

      We place considerable importance on obtaining and maintaining patent, copyright and trade secret protection for significant new technologies, products and processes because of the length of time and expense associated with bringing new products through the development process and to the marketplace.

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

      We also rely on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our proprietary rights. We cannot assure you that such protections will prove adequate and that contractual agreements will not be breached, that we will have adequate remedies for any such breaches, or that our trade secrets will not otherwise become known to or independently developed by others. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We cannot assure you that our trademarks will not be used by unauthorized third parties. We also have agreements with third parties that provide for licensing of patented or proprietary technology. These agreements include royalty-bearing licenses and technology cross-licenses. If we were to lose the rights to license this technology, or our costs to license the technology were to materially increase, our business would suffer.

THIRD PARTIES MAY CLAIM WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY, AND WE COULD SUFFER SIGNIFICANT LITIGATION OR LICENSING EXPENSES OR BE PREVENTED FROM SELLING OUR PRODUCTS

      The industries in which we compete are characterized by a substantial amount of litigation over patent and other intellectual property rights. Our competitors, like companies in many high technology businesses, continually review other companies’ products for possible conflicts with their own intellectual property rights. Determining whether a product infringes a third party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties alleging infringement of patent or other intellectual property rights relating to their products. Such claims are often, but not always, settled by mutual agreement satisfactorily without litigation. Any contest regarding patents or other intellectual property could by costly and time-consuming, and could divert our management and key personnel from our business operations. We cannot assure you that we will prevail in any such contest. If we are unsuccessful, we may be subject to significant damages or injunctions against development and sale of our products, or may be required to enter into costly royalty or license agreements. We cannot assure you that any licenses required would be made available on acceptable terms or at all.

SINCE WE DEPEND UPON A LIMITED GROUP OF SUPPLIERS, AND IN SOME CASES SOLE SOURCE SUPPLIERS, FOR SOME PRODUCT COMPONENTS, THE LOSS OF A SUPPLIER COULD REDUCE OUR ABILITY TO MANUFACTURE PRODUCTS, CAUSE MATERIAL DELAYS IN OUR ABILITY TO DELIVER PRODUCTS, OR SIGNIFICANTLY INCREASE OUR COSTS

      We obtain some of the components included in our products from a limited group of suppliers, or in some cases a single-source supplier; for example, the source wires for high-dose afterloaders, klystrons for linear accelerators, imaging panels, non-coated array sensors and coating for array sensors for the flat panels, specialized integrated circuits for imaging subassemblies, and some targets, housings and glass bulbs for X-ray tubes. If we lose any of these suppliers (including any single-source supplier), we would be required to obtain one or more replacement suppliers and may be required to conduct a significant level of product development to incorporate new parts into our products. We believe that we may be able to obtain alternative sources for such components when necessary, although the need to change suppliers or to alternate between suppliers might cause material delays in delivery or significantly increase costs. Although we have obtained limited insurance to protect against business interruption loss, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. Disruptions or loss of any of our limited- or sole-source components or subassemblies, including the ones referenced above, could adversely affect our business and financial results and could result in damage to customer relationships.

IF WE ARE UNABLE TO PROVIDE THE SIGNIFICANT EDUCATION AND TRAINING REQUIRED FOR THE HEALTH CARE MARKET TO ACCEPT OUR PRODUCTS, OUR BUSINESS WILL SUFFER

      In order to achieve market acceptance for our products, we are often required to educate physicians about the use of a new procedure, overcome physician objections to some of the effects of the product or its related treatment regimen and convince health care payors that the benefits of the product and its related treatment regimen outweigh its costs. For example, the complexity and dynamic nature of IMRT requires significant education of hospitals and physicians regarding the benefits of IMRT and the required departures from customary practices. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of IMRT generally and to encourage acceptance and adoption of our IMRT-related products. The timing of our competitors’ introduction of products and the market acceptance of their products may also make this educational process more difficult. We cannot be sure that any products we develop will gain any significant market acceptance and market share among physicians, patients and health care payors, even if required regulatory approvals are obtained.

THE NATURE OF OUR BUSINESS EXPOSES US TO ENVIRONMENTAL CLAIMS OR CLEANUP EXPENSES, WHICH COULD CAUSE US TO PAY SIGNIFICANT AMOUNTS

      We are subject to a variety of environmental laws around the world regulating the handling, storage, transport and disposal of hazardous materials and imposing liability for the cleanup of contamination from these materials that do or may create increased costs for some of our operations. In addition, we may be required to incur significant additional costs to comply with future changes in environmental laws and regulations or new laws or regulations. For example, several countries, including those in the European Union, are proposing to require manufacturers to take back, recycle and dispose of products at the end of the equipment’s useful life. Although we follow procedures that we consider appropriate under existing regulations, these procedures can be costly and we cannot completely eliminate the risk of contamination or injury from these materials, and, in the event of such an incident, we could be held liable for any damages that result. In addition, we could be assessed fines or penalties for failure to comply with environmental laws and regulations. These costs, and any future violations or liability under environmental laws or regulations, could have a material adverse effect on our business. For a further discussion of environmental matters relating to our business, see “— Environmental Matters.”

WE MAY NOT BE ABLE TO MAINTAIN OR EXPAND OUR BUSINESS IF WE ARE NOT ABLE TO RETAIN, HIRE AND INTEGRATE SUFFICIENT QUALIFIED PERSONNEL

      Our future success depends to a significant extent on the continued service of members of our key executive, technical, sales, marketing and engineering staff. It also depends on our ability to attract, expand, integrate train and retain our management team, qualified engineering personnel and technical personnel. The loss of services of key employees could adversely affect our business. Competition for such personnel can be intense. We compete for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. Because the competition for qualified personnel is intense, costs related to compensation could increase significantly if supply decreases or demand increases. If we are unable to hire, train or retain qualified personnel, we will not be able to maintain and expand our business.

A HIGH PERCENTAGE OF OUR SALES ARE INTERNATIONAL, AND ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS COULD ADVERSELY AFFECT OUR SALES OR MAKE THEM LESS PREDICTABLE

      We conduct business globally. International sales accounted for approximately 39%, 45% and 43% of sales in fiscal years 2002, 2001 and 2000, respectively. As a result, we must provide significant service and support on a worldwide basis, and we have sales and service offices located throughout Europe, Asia, Latin America and Australia. In addition, we have manufacturing and research operations in England, Germany, Switzerland, Finland and France. We have invested substantial financial and management resources to develop an international infrastructure to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will able to compete successfully in the international market or meet the service and support needs of such customers. Accordingly, our future results could be harmed by a variety of factors, including:

•	the difficulties in enforcing agreements and collecting receivables through many foreign country’s legal systems;

•	the longer payment cycles associated with many foreign customers;

•	the possibility that foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade;

•	fluctuations in exchange rates, which may affect product demand and adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services is made in the local currency;

•	our ability to obtain U.S. export licenses and other required export or import licenses or approvals;

•	changes in the political, regulatory, safety or economic conditions in a country or region; and

•	the protection of intellectual property in foreign countries may be more difficult to enforce.

OUR RESULTS MAY BE ADVERSELY AFFECTED BY CHANGES IN EXCHANGE RATES

      We sell our products internationally and are subject to market risk due to fluctuations in foreign currency exchange rates. We manage this risk through established policies and procedures that include the use of derivative financial instruments. We have historically entered into foreign currency forward exchange contracts to mitigate the effects of operational (sales orders) and balance sheet exposures to fluctuations in foreign currency exchange rates. Our forward exchange contracts generally range from one to twelve months in original maturity, and no forward exchange contract has an original maturity greater than one year. At September 27, 2002, we had forward exchange contracts to sell foreign currencies totaling $183 million and to buy foreign currencies totaling $19 million.

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

WE RELY ON A LIMITED NUMBER OF OEM CUSTOMERS, MANY OF WHOM ARE ALSO OUR COMPETITORS, FOR SOME OF OUR X-RAY TUBES, AND THE LOSS OR REDUCTION IN PURCHASING VOLUME BY ONE OR MORE OF THESE CUSTOMERS OR THE CONTINUED CONSOLIDATION AMONG OEMS IN THE X-RAY TUBE PRODUCTS MARKET COULD REDUCE OUR SALES OF X-RAY TUBE PRODUCTS

      We rely on a limited number of original equipment manufacturer customers, many of whom are also our competitors, for our X-Ray computed tomography tubes. The loss of, or reduction in purchasing volume by one or more of these customers would have a material adverse affect on our X-ray tubes business. The core OEM medical X-ray tube business has declined for the last two years. We also have noticed a trend toward consolidation in the OEM markets of our X-ray tubes business over the past few years. The ongoing consolidation of customers who purchase our X-ray tube products, including the consolidation of these customers into companies that already manufacture X-ray tubes, could result in less predictable and reduced sales of our X-ray tubes products. In addition, our OEM customer’s products, which use our tubes, could lose market share to competitive products or technologies.

WE MAY ATTEMPT TO ACQUIRE NEW BUSINESSES, PRODUCTS OR TECHNOLOGIES AND, IF WE ARE UNABLE SUCCESSFULLY TO COMPLETE THESE ACQUISITIONS, OR TO INTEGRATE ACQUIRED BUSINESSES, PRODUCTS, TECHNOLOGY OR EMPLOYEES, WE MAY FAIL TO REALIZE EXPECTED BENEFITS OR HARM OUR EXISTING BUSINESS

      Our success will depend, in part, on our ability to expand our product offerings and grow our core business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, products or technologies rather than internal development. For example, in 2002 we acquired Argus Software, a quality assurance software company, and the HDR or high dose rate, brachytherapy business of MDS Nordion, a manufacturer of HDR brachytherapy afterloaders. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. For example, in fiscal year 2000 we were unable to complete a proposed acquisition of IMPAC Medical Systems, and recorded a one-time charge for acquisition expenses of $2 million. We may not be able to successfully integrate newly acquired organizations, products or technologies into our company, and the process could be expensive, time consuming and may strain our resources. In addition, we may be unable to retain employees of acquired companies, or their customers, suppliers, distributors or other partners who are our competitors or who have relationships with our competitors. Consequently, we may not achieve anticipated benefits and could harm our existing business. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, any of which could harm our business.

WE UTILIZE DISTRIBUTORS FOR A PORTION OF OUR SALES, THE LOSS OF WHICH COULD HARM OUR SALES IN THE TERRITORY SERVICED BY THESE DISTRIBUTORS

      We have strategic relationships with a number of key distributors for sales and service of our products, principally in foreign countries. If these strategic relationships are terminated and not replaced, our sales and/or ability to service our products in the territories serviced by these distributors could be adversely affected.

INTEROPERABILITY OF OUR PRODUCTS WITH ONE ANOTHER AND THEIR COMPATIBILITY OF OUR PRODUCTS WITH THIRD PARTY PRODUCTS IS BECOMING INCREASINGLY IMPORTANT, AND IF WE ARE UNABLE TO MAKE OUR PRODUCTS INTEROPERATE WITH ONE ANOTHER OR COMPATIBLE WITH WIDELY USED THIRD PARTY PRODUCTS, SALES OF OUR PRODUCTS COULD DECREASE

      As radiation oncology treatment becomes more and more complex, our customers are increasingly concerned about the interoperability and compatibility of the various products they use in providing treatment to patients. For example, our linear accelerators, treatment simulators, treatment verification products and treatment planning and information management software products are designed to interoperate with one another, and to be compatible with other widely used third party radiation oncology products. Obtaining and maintaining this interoperability and compatibility is costly and time consuming, and when third parties modify the design or functionality of their products, it can require us to modify our products to ensure compatibility. In addition, our ability to obtain compatibility with third party products can be dependent on the third parties providing us with adequate information regarding their products. These third parties are in many cases our competitors and accordingly the timing of their product changes, and of sharing relevant information with us, may be made to place us at a competitive disadvantage. We could further be required to obtain additional regulatory clearances for any modification of our products. It is also possible that, despite our best efforts, we might be unable to make our products interoperable or compatible with widely used third party products or might only be able to do so at a prohibitive expense, making our products more costly or less attractive to our customers.

FLUCTUATIONS IN OUR OPERATING RESULTS MAY CAUSE OUR STOCK PRICE TO BE VOLATILE, WHICH COULD CAUSE LOSSES TO OUR STOCKHOLDERS

      We have and expect in the future to experience fluctuations in our operating results. The timing and amount of revenues are subject to a number of factors that make it difficult to estimate revenues and operational results prior to the end of any quarter. Many of our products require significant capital expenditures. Accordingly, some of our sales are quite large in dollar amounts, and the timing of these sales could affect our quarterly earnings. Factors that may affect timing of these sales and adversely affect our quarterly operating results include:

•	delay in shipment due, for example, to unanticipated construction delays, cancellations by customers, natural disasters, port strikes or unexpected manufacturing difficulties;

•	delay in the installation and/or acceptance of a product; or

•	an unexpected change in a customer’s financial condition or ability to obtain financing.

      Furthermore, our quarterly operating results may also be affected by a number of other factors, including:

•	changes in our or our competitors’ pricing or discount levels;

•	changes or anticipated changes in third-party reimbursement amounts or policies applicable to treatments using our products;

•	seasonality of revenue;

•	changes in foreign currency exchange rates;

•	changes in the relative portion of our revenue represented by our various products;

•	timing of the announcement, introduction and delivery of new products or product enhancements by us and by our competitors;

•	disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services; and

•	changes in the general economic conditions in the regions in which we do business.

      Because many of our operating expenses are based on anticipated capacity levels and a high percentage of such expenses are fixed for the short term, a small variation in the timing of revenue recognition can cause significant variations in operating results from quarter to quarter. In addition, our orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues as the timing of such revenues is dependent upon completion of customer site preparation and construction, installation scheduling, customer capital budgeting and financing, appropriate regulatory authorizations and other factors. Accordingly, we cannot be sure if or when the orders will mature into revenue. Our operating results in one or more future periods may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

      We prepare our financial statements to conform with generally accepted accounting principles, or GAAP. These principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various other bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. For example, the SEC issued SAB 101, which we adopted in the fourth quarter effective for fiscal year 2001 and going forward, which resulted in our taking a one-time after tax charge of $13.7 million. In addition, the adoption of SAB 101 has resulted in our deferring recognition of a portion of our revenue for many of our hardware products until installation and/or customer acceptance of the product. As a result, delays in installation and/or acceptance of products, either by the customer or by us, will have a greater effect on our results of operations in a given period than in the past. These revenue recognition policies also may make it more difficult to estimate revenues and operational results prior to the end of any period. Any of these factors may result in our operating results in a given period falling below the expectations of securities analysts and investors, which would almost certainly cause the price of our stock to decline.

OUR OPERATIONS ARE VULNERABLE TO INTERRUPTION OR LOSS DUE TO NATURAL DISASTERS, POWER LOSS, STRIKES AND OTHER EVENTS BEYOND OUR CONTROL, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS

      We conduct a significant portion of our activities including manufacturing, administration and data processing at facilities located in the State of California and other seismically active areas that have experienced major earthquakes in the past, as well as other natural disasters. We carry limited earthquake insurance on our facilities in seismically active areas for inventory only. Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting our facilities, it could significantly disrupt our operations, delay or prevent product manufacture and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, and result in large expenses to repair or replace the facilities. In addition, our facilities, particularly in the State of California may be subject to a shortage of available electrical power and other energy supplies. Such shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. In addition, our products are typically shipped from a limited number of ports, and any natural disaster, strike or other event blocking shipment from such ports could delay or prevent shipments and harm our business.

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

      We have significant international transactions in foreign currencies and address related financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s economy, and adhere to a policy of hedging firmly committed sales orders. These firmly committed foreign currency sales orders are hedged with forward exchange contracts. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into forward exchange contracts for trading purposes. The forward exchange contracts range from one to twelve months in original maturity. As of September 27, 2002, we do not have any forward exchange contracts with an original maturity greater than one year. We also hedge the balance sheet exposures from our various foreign subsidiaries and business units having U.S. dollar functional currencies. We enter into these monthly foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

      The notional value of sold forward exchange contracts outstanding as of September 27, 2002 totaled $183 million. The notional value of purchased forward exchange contracts outstanding as of September 27, 2002 totaled $19 million. The notional amounts of forward exchange contracts are not a measure of our exposure. An adverse move in currency exchange rates would decrease the fair value of the contracts. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar manner. Accordingly, we believe that our hedging strategy should yield no material net impact to our results of operations or cash flows.

	Fiscal Year-End 2002

	Notional	Notional
	Value	Value	Unrealized	Fair
	Sold	Purchased	Gain/(Loss)	Value

	(Dollars in millions)
Australian dollar	$9.5	$—	$(0.1)	$(0.1)
British pound	15.7	3.9	(0.1)	(0.1)
Canadian dollar	23.7	1.2	—	(0.1)
Danish krone	2.1	0.3	(0.1)	(0.1)
Euro dollar	103.4	1.2	(1.9)	(1.7)
Japanese yen	22.0	1.4	0.3	0.3
New Zealand dollar	—	0.3	—	—
Norwegian krone	0.7	—	—	—
Swedish krona	4.1	—	—	—
Swiss franc	1.9	10.5	(0.2)	(0.2)
Thailand baht	0.4	—	—	—

Totals	$183.5	$18.8	$(2.1)	$(2.0)

      The fair value of forward exchange contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts.

Interest Rate Risk

      Our market risk exposure to changes in interest rates relates primarily to our investment portfolio. The investment portfolio includes highly liquid instruments in short-term investments as well as a portion in long-term investments. We would consider additional debt obligations to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions. To date, we have not used derivative financial instruments such as interest rate swaps to hedge the interest rate risk in our investment portfolio or long-term debt, but may consider the use of derivative instruments in the future.

      The principal amount of cash, cash equivalents and marketable securities at September 27, 2002 totaled $299 million with a related weighted average interest rate of 2.17%. Our long-term debt of $58.5 million at September 27, 2002 carries a weighted average fixed interest rate of 6.82% per annum with principal payments due in various installments over a ten-year period, beginning in 2005. Our short-term notes payable to bank of $0.1 million at September 27, 2002 carry a weighted average interest rate of 6.06%.

      The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents, marketable securities and debt obligations.

	Fiscal Year

	2003	2004	2005	2006	2007	Thereafter	Total

	(Dollars in millions)
Assets:
Cash and cash equivalents	$160.3	$—	$—	$—	$—	$—	$160.3
Average interest rate	1.60%	—	—	—	—	—	1.60%
Marketable securities	$41.0	$68.3	$29.2	$—	$—	$—	$138.5
Average interest rate	1.75%	2.91%	3.45%	—	—	—	2.85%
Liabilities:
Notes payable	$0.1	$—	$—	$—	$—	$—	$0.1
Average interest rate	6.06%	—	—	—	—	—	6.06%
Long-term debt	—	—	$5.3	$2.5	$7.8	$42.9	$58.5
Average interest rate	—	—	6.76%	7.15%	6.89%	6.79%	6.82%

      The estimated fair value of our cash and cash equivalents (a portion of which was held abroad at September 27, 2002 and would be subject to additional taxation if it was repatriated in the U.S.) and marketable securities approximates the principal amounts reflected above based on the maturities of these financial instruments.

      The fair value of our long-term debt is estimated based on the current rates available to us for debt of similar terms and remaining maturities. Under this method, the fair value of our long-term debt is estimated to be $66.5 million at September 27, 2002. We determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, it requires considerable judgment in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented is not necessarily indicative of the amount that we or holders of the instrument could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

      Although payments under certain of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Item 8.     Financial Statements and Supplementary Data

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Years

	2002	2001	2000

	(Amounts in thousands,
	except per share amounts)
Sales:
Product	$756,657	$673,402	$599,233
Service contracts and other	116,435	100,241	90,467

Total sales	873,092	773,643	689,700

Cost of sales:
Product	451,271	413,426	365,356
Service contracts and other	82,506	73,184	67,247

Total cost of sales	533,777	486,610	432,603

Gross profit	339,315	287,033	257,097

Operating expenses:
Research and development	48,442	43,596	42,083
Selling, general and administrative	146,088	133,981	125,107
Reorganization (income) expense	(192)	(435)	227
Acquisition-related expenses	—	—	1,977

Total operating expenses	194,338	177,142	169,394

Operating earnings	144,977	109,891	87,703
Interest income	5,768	6,281	2,333
Interest expense	(4,486)	(4,132)	(5,161)
Other	—	(5,000)	—

Earnings from operations before taxes	146,259	107,040	84,875
Taxes on earnings	52,650	39,070	31,826

Earnings before cumulative effect of changes in accounting principles	93,609	67,970	53,049
Cumulative effect of changes in accounting principles — net of taxes	—	(13,720)	—

Net earnings	$93,609	$54,250	$53,049

Net earnings per share — Basic:
Earnings before cumulative effect of changes in accounting principles	$1.38	$1.03	$0.85
Cumulative effect of changes in accounting principles	—	(0.21)	—

Net earnings per share — Basic	$1.38	$0.82	$0.85

Net earnings per share — Diluted:
Earnings before cumulative effect of changes in accounting principles	$1.33	$0.99	$0.82
Cumulative effect of changes in accounting principles	—	(0.20)	—

Net earnings per share — Diluted	$1.33	$0.79	$0.82

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding — Basic	67,664	65,877	62,207

Weighted average shares outstanding — Diluted	70,239	68,457	64,863

See accompanying notes to the consolidated financial statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

	Fiscal Year-End

	2002	2001

	(Dollars in thousands,
	except par values)
ASSETS
Current assets
Cash and cash equivalents	$160,285	$218,961
Short-term marketable securities	41,035	—
Accounts receivable, net	237,345	227,794
Inventories	123,815	111,777
Other current assets	88,879	60,971

Total current assets	651,359	619,503

Property, plant and equipment	226,324	209,105
Accumulated depreciation and amortization	(144,184)	(133,279)

Net property, plant and equipment	82,140	75,826
Long-term marketable securities	97,529	—
Goodwill	59,996	49,870
Other assets	19,253	14,000

Total assets	$910,277	$759,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$58	$174
Accounts payable	45,776	44,839
Accrued expenses	199,836	149,424
Product warranty	30,725	23,975
Advance payments from customers	81,688	66,942

Total current liabilities	358,083	285,354
Long-term accrued expenses and other	20,891	20,949
Long-term debt	58,500	58,500

Total liabilities	437,474	364,803

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock
Authorized 1,000,000 shares, par value $1 per share, issued and outstanding none	—	—
Common stock
Authorized 99,000,000 shares, par value $1 per share, issued and outstanding 67,790,000 shares at September 27, 2002 and 67,359,000 shares at September 28, 2001	67,790	67,359
Capital in excess of par value	118,278	92,160
Deferred stock compensation	(3,190)	(4,247)
Accumulated other comprehensive loss	(2,530)	—
Retained earnings	292,455	239,124

Total stockholders’ equity	472,803	394,396

Total liabilities and stockholders’ equity	$910,277	$759,199

See accompanying notes to the consolidated financial statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE EARNINGS

			Capital in		Accumulated
	Common Stock		Excess of		Other
			Par	Deferred Stock	Comprehensive	Retained
	Shares	Amount	Value	Compensation	Loss	Earnings	Total

	(In thousands, except per share amounts)
Balances, Fiscal Year-End, 1999 — As Previously Reported	30,563	$30,563	$20,185	$—	$—	$134,243	$184,991
Two-for-one stock split	30,562	30,562	(30,562)	—	—	—	—
Net earnings and comprehensive earnings	—	—	—	—	—	53,049	53,049
Issuance of stock under omnibus stock, stock option, and employee stock purchase plans (including tax benefit of $7,970)	2,412	2,412	29,288	—	—	—	31,700
Non-cash stock-based compensation	—	—	190	—	—	—	190
Spin distribution	—	—	—	—	—	429	429

Balances, Fiscal Year-End, 2000	63,537	63,537	19,101	—	—	187,721	270,359
Net earnings and comprehensive earnings	—	—	—	—	—	54,250	54,250
Issuance of stock under omnibus stock, stock option, and employee stock purchase plans (including tax benefit of $30,554)	3,956	3,956	69,085	—	—	—	73,041
Non-cash stock-based compensation	—	—	53	—	—	—	53
Deferred stock compensation	6	6	5,235	(5,241)	—	—	—
Amortization of deferred stock compensation	—	—	—	994	—	—	994
Repurchase of common stock	(140)	(140)	(1,314)	—	—	(2,847)	(4,301)

Balances, Fiscal Year-End, 2001	67,359	67,359	92,160	(4,247)	—	239,124	394,396
Net earnings	—	—	—	—	—	93,609	93,609
Minimum pension liability adjustment, net of taxes of $1,424	—	—	—	—	(2,530)	—	(2,530)

Comprehensive earnings							91,079

Issuance of stock under omnibus stock, stock option, and employee stock purchase plans (including tax benefit of $17,403)	1,788	1,788	39,575	—	—	—	41,363
Amortization of deferred stock compensation	—	—	—	1,057	—	—	1,057
Repurchase of common stock	(1,357)	(1,357)	(13,457)	—	—	(40,278)	(55,092)

Balances, Fiscal Year-End, 2002	67,790	$67,790	$118,278	$(3,190)	$(2,530)	$292,455	$472,803

See accompanying notes to the consolidated financial statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years

	2002	2001	2000

	(Dollars in thousands)
Operating activities:
Net cash provided by operating activities	$156,037	$118,436	$83,839

Investing activities:
Purchase of marketable securities	(139,110)	—	—
Purchase of property, plant and equipment	(25,907)	(16,537)	(19,234)
Proceeds from sale of property, plant and equipment	437	52	1,786
Purchase of businesses, net of cash acquired	(14,086)	571	—
Increase in cash surrender value of life insurance	(2,799)	(3,121)	—
Other, net	(385)	228	(4,124)

Net cash used in investing activities	(181,850)	(18,807)	(21,572)

Financing activities:
Net repayments on short-term obligations	(116)	(442)	(34,971)
Proceeds from common stock issued to employees	23,960	42,487	23,730
Repurchase of common stock	(55,092)	(4,301)	—

Net cash provided by (used in) financing activities	(31,248)	37,744	(11,241)

Effects of exchange rate changes on cash	(1,615)	(1,733)	7,169

Net increase (decrease) in cash and cash equivalents	(58,676)	135,640	58,195
Cash and cash equivalents at beginning of fiscal year	218,961	83,321	25,126

Cash and cash equivalents at end of fiscal year	$160,285	$218,961	$83,321

Detail of net cash provided by operating activities:
Net earnings	$93,609	$54,250	$53,049
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	19,090	19,309	17,794
Allowances for doubtful accounts	1,539	1,697	1,142
Loss from sale of assets	237	739	73
Amortization of intangibles	759	3,573	4,162
Amortization of premium/discount on marketable securities, net	546	—	—
Amortization of deferred stock compensation	1,057	994	—
Deferred taxes	(15,681)	(13,547)	(1,062)
Non-cash stock-based compensation	—	53	190
Cumulative effect of changes in accounting principles	—	13,720	—
Net change in fair value of derivatives and underlying commitments	138	2,658	—
Other	(460)	6,550	514
Changes in assets and liabilities:
Accounts receivable	(2,179)	2,891	(8,802)
Inventories	(10,172)	(11,447)	(14,158)
Other current assets	(4,592)	2,017	1,811
Accounts payable	(257)	2,829	3,121
Accrued expenses	35,845	(7,260)	12,192
Product warranty	7,154	4,892	2,000
Advance payments from customers	13,997	6,940	5,938
Long-term accrued expenses and other	(1,996)	(2,976)	(2,095)
Tax benefits from employee stock option exercises	17,403	30,554	7,970

Net cash provided by operating activities	$156,037	$118,436	$83,839

See accompanying notes to the consolidated financial statements

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Description of Business

      Varian Medical Systems, Inc. and subsidiaries (the “Company” or “VMS”) designs and manufactures integrated systems of equipment and software for treating cancer with radiation, as well as high quality, cost-effective X-ray tubes for original equipment manufacturers, replacement X-ray tubes and imaging systems.

Fiscal Year

      The fiscal years of VMS as reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal years 2002, 2001 and 2000 comprised the 52-week periods ended on September 27, 2002, September 28, 2001 and September 29, 2000, respectively.

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

      In connection with the Distribution, the Company, VI and VSEA also entered into various agreements that set forth the principles to be applied in separating the companies and allocating certain related costs and specified portions of contingent liabilities (see Notes 6 and 13).

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments

      The carrying amounts of the Company’s financial instruments including cash, cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to their maturities.

Foreign Currency Translation

      The Company uses the U.S. dollar as the functional currency for all of its foreign subsidiaries. Accordingly, gains and losses from translation of foreign currency financial statements into U.S. dollars are included in results of operations. The aggregate foreign exchange loss included in cost of sales and selling, general and administrative expenses for fiscal years 2002, 2001 and 2000 was $0.8 million, $0.4 million and $1.2 million, respectively.

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

      As a result of SAB 101 and the associated SEC guidance, the Company changed its revenue recognition accounting policy for the accelerators and related hardware products in the Oncology Systems business and three hardware products in Ginzton Technology Center’s (“GTC”) brachytherapy business, which collectively represent approximately half of the Company’s annual revenue. Sales of these products generally include the provision for installation and related obligations. Prior to the adoption of SAB 101, revenue for these products was recognized upon transfer of risk of loss for products to customers, which typically coincided with shipment of products and preceded installation and customer acceptance because acceptance was deemed probable. Subsequent to the adoption of SAB 101, the Company’s accounting policy is to defer revenue recognition on the greater of the fair value of the installation services or the amount of payment that is contractually linked to the installation or acceptance clause. For a small number of products, revenue is not recognized until installation has been completed. SAB 101 has no impact on the Company’s existing revenue recognition practices related to product sales in the X-ray Products business, software products, nor other products sold in the Oncology Systems business. Revenue for product sales in the X-ray Products business is recognized when title to the product transfers to the customer because these products do not include any installation obligations. Sales for software products in the U.S. are generally recognized at the time of customer acceptance, which normally is within 30 days after installation. Sales for software products in the international markets are generally recognized 90 days after shipment of the product, which approximates the time frame for customer acceptance. Revenue related to spare part sales in the Oncology Service business is recognized when title to the product transfers to the customer. Revenue related to services performed on a time-and-materials basis is recognized when it is earned and billable. Revenue related to service contracts is recognized ratably over the period of the related contract.

      The Company’s products are generally subject to warranty, and the Company provides for the estimated future costs of warranty in cost of sales when the related revenue are recognized.

Cash and Cash Equivalents

      The Company considers currency on hand, demand deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are deposited in demand and money market accounts in various financial institutions in the United States and internationally.

Marketable Securities

      The Company has classified its marketable securities as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. Realized gains and losses are included in earnings. Additionally, the Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as charges in the statement of earnings. At September 27, 2002, all investments were

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in compliance with the corporate investment policy which requires a credit rating of A or better and a maturity of less than three years.

Concentration of Credit Risk

      Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and trade accounts receivable. Cash, cash equivalents and marketable securities held with financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. No single customer represents more than 10% of the accounts receivable amount for any period presented.

Inventories

      Inventories are valued at the lower of cost or market (realizable value) using last-in, first-out (“LIFO”) cost for Oncology Systems’ U.S. inventories. All other inventories are valued principally at average cost. If the first-in, first-out (“FIFO”) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $16.8 million in fiscal 2002 and $15.1 million in fiscal year 2001.

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

Long-Lived Assets

      Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, the Company estimates the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Goodwill And Intangible Assets

      Purchased technology, patents, trademarks and goodwill are presented at cost, net of accumulated amortization. Effective September 29, 2001, the Company replaced ratable amortization of goodwill with periodic testing of goodwill for impairment in accordance with the provisions of Statement of Financial

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Intangible Assets.” Intangible assets other than goodwill are amortized over their estimated useful lives of 5 to 20 years using the straight-line method.

Environmental Remediation Liabilities

      Environmental remediation liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs of these assessments or remedial efforts can be reasonably estimated. The Company records these liabilities in accordance with AICPA’s Statement of Position 96-1, “Environmental Remediation Liabilities.”

Stock-Based Compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.”

      Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. SFAS 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between compensation expense included in net loss and the related cost measured by the fair value method are presented in Note 10 “Omnibus Stock and Employee Stock Purchase Plans.”

Research and Development

      Research and development costs are expensed as incurred.

Comprehensive Earnings

      Comprehensive earnings includes all changes in equity (net assets) during a period from non-owner sources. The change in comprehensive earnings for all periods presented resulted from a minimum pension liability adjustment, net of taxes (see Note 11).

Computation of Earnings Per Share

      Basic net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted net earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and potential common shares

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(when dilutive). A reconciliation of the numerator and denominator used in the net earnings per share calculations is presented as follows (in thousands, except per share amounts):

	Fiscal Years

	2002	2001	2000

Numerator — Basic and Diluted:
Earnings before cumulative effect of changes in accounting principles	$93,609	$67,970	$53,049
Cumulative effect of changes in accounting principles	—	(13,720)	—

Net earnings	$93,609	$54,250	$53,049

Denominator — Basic:
Average shares outstanding	67,664	65,877	62,207

Net earnings per share — Basic:
Earnings before cumulative effect of changes in accounting principles	$1.38	$1.03	$0.85
Cumulative effect of changes in accounting principles	—	(0.21)	—

Net earnings per share — Basic	$1.38	$0.82	$0.85

Denominator — Diluted:
Average shares outstanding	67,664	65,877	62,207
Dilutive stock options	2,487	2,545	2,656
Dilutive restricted performance shares and restricted common stock	88	35	—

	70,239	68,457	64,863

Net earnings per share — Diluted:
Earnings before cumulative effect of changes in accounting principles	$1.33	$0.99	$0.82
Cumulative effect of changes in accounting principles	—	(0.20)	—

Net earnings per share — Diluted	$1.33	$0.79	$0.82

      Options to purchase 37,474 shares, 71,563 shares and 83,286 shares at average exercise prices of $39.81, $33.20 and $20.77, respectively, were outstanding on a weighted average basis during fiscal 2002, 2001 and 2000, respectively, but were not included in the computation of diluted EPS in their respective years because the options’ exercise price was greater than the average market price of the shares and their inclusion would be antidilutive.

Reclassifications

      Certain financial statement items have been reclassified to conform to the current year’s format. These reclassifications had no impact on previously reported net earnings.

Recent Accounting Pronouncements

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which the Company will be required to adopt in fiscal year 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. The Company believes that the adoption of SFAS 143 will not have a material impact on the consolidated financial position or results of operations of the Company.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for the Company’s fiscal year 2003 and interim periods within fiscal year 2003. SFAS 144 supersedes FASB Statement No. 121 and Accounting Principles Board Opinion No. 30; however, it retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 also addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The Company believes that the adoption of SFAS 144 will not have a material impact on the consolidated financial position or results of operations of the Company.

      In April of 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which the Company will be required to adopted in fiscal year 2003. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The Company believes that the adoption of SFAS 145 will not have a material impact on the consolidated financial position or results of the operations of the Company.

      In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143 and 144. The Company believes that the adoption of SFAS 146 will not have a material impact on the consolidated financial position or results of the operations of the Company.

Note 2 — Balance Sheet Components

      Marketable securities:

	Fiscal Year-End

	2002	2001

	(Dollars in millions)
Municipal bonds	$93.0	$—
Corporate debt securities	45.5	—

	138.5	—
Less: Short-term marketable securities	41.0	—

Long-term marketable securities	$97.5	$—

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At September 27, 2002, scheduled maturities of held-to-maturity investments are as follows:

(Dollars in millions)
Due within one year	$41.0
Due after one year through three years	97.5

$138.5

      Accounts receivable, net:

	Fiscal Year-End

	2002	2001

	(Dollars in
	millions)
Accounts receivable, gross	$239.9	$230.4
Allowance for doubtful accounts	(2.6)	(2.6)

Accounts receivable, net	$237.3	$227.8

      Inventories:

	Fiscal Year-End

	2002	2001

	(Dollars in
	millions)
Raw materials and parts	$81.9	$72.7
Work-in-process	10.7	9.4
Finished goods	31.2	29.7

Total inventories	$123.8	$111.8

      Net property, plant and equipment:

	Fiscal Year-End

	2002	2001

	(Dollars in
	millions)
Land and land improvements	$5.8	$5.8
Buildings	68.2	61.9
Machinery and equipment	144.8	134.0
Construction in progress	3.8	3.7
Assets subject to lease	3.7	3.7

Total property, plant and equipment	$226.3	$209.1

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accrued expenses:

	Fiscal Year-End

	2002	2001

	(Dollars in
	millions)
Taxes, including taxes on earnings	$36.0	$27.8
Payroll and employee benefits	62.7	43.1
Estimated loss contingencies	14.1	18.7
Deferred revenue	55.6	32.9
Reorganization costs	—	0.2
Other	31.4	26.7

Total accrued expenses	$199.8	$149.4

      Long-term accrued expenses are comprised primarily of accruals for environmental costs not expected to be expended within the next year. The current portion is included within “other” in accrued expenses.

Note 3 — Goodwill and Intangible Assets

      The Company adopted Statement of Financial Accounting Standard No. 141 (“SFAS 141”), “Business Combinations” and Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” effective September 29, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.

      Under SFAS 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company has completed the required annual impairment test and determined that there is no impairment to its recorded goodwill balances. Had the Company been accounting for its goodwill under SFAS 142 for all fiscal years presented, the Company’s earnings before cumulative

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect of changes in accounting principles, net earnings and earnings per share, basic and diluted would have been as follows (in millions, except per share amounts):

	Fiscal Years

	2002	2001	2000

Reported earnings before cumulative effect of changes in accounting principles	$93.6	$68.0	$53.0
Add back goodwill amortization, net of tax	—	1.7	1.8

Adjusted earnings before cumulative effect of changes in accounting principles	93.6	69.7	54.8
Cumulative effect of changes in accounting principles — net of taxes	—	(13.7)	—

Adjusted net earnings	$93.6	$56.0	$54.8

Net earnings per share — Basic:
Reported earnings before cumulative effect of changes in accounting principles	$1.38	$1.03	$0.85
Goodwill amortization, net of tax	—	0.03	0.03
Cumulative effect of changes in accounting principles — net of taxes	—	(0.21)	—

Adjusted net earnings per share — Basic	$1.38	$0.85	$0.88

Net earnings per share — Diluted:
Reported earnings before cumulative effect of changes in accounting principles	$1.33	$0.99	$0.82
Goodwill amortization, net of tax	—	0.03	0.03
Cumulative effect of changes in accounting principles — net of taxes	—	(0.20)	—

Adjusted net earnings per share — Diluted	$1.33	$0.82	$0.85

      The following table reflects the gross carrying amount and accumulated amortization of the Company’s goodwill and intangible assets included in Other Assets on the consolidated balance sheet as follows (in millions):

	Fiscal Year-End

	2002	2001

Intangible assets:
Amortized intangible assets:
Patents and other intangible assets	$12.7	$11.6
Technology	0.9	—
Accumulated amortization	(8.3)	(7.6)

Net carrying amount	$5.3	$4.0

Goodwill, net	$60.0	$49.9

      Amortization expense for those intangible assets still required to be amortized under SFAS No. 142 was $759,000, $815,000 and $1,327,000 for fiscal years 2002, 2001 and 2000, respectively. The Company estimates amortization expense on a straight-line basis to be $837,000, $660,000, $630,000, $630,000, $593,000 and $1,915,000 for fiscal years 2003 through 2007 and thereafter, respectively.

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Notes Payable and Long Term Debt

Notes Payable

      Short-term notes payable amounted to $0.1 million and $0.2 million at the end of fiscal years 2002 and 2001, respectively. The weighted average interest rate on short-term borrowings was 6.06% at the end of both fiscal years 2002 and 2001. Total debt is subject to limitations included in long-term debt agreements. At September 27, 2002, the Company had $26.9 million available in unused, uncommitted lines of credit.

Long-Term Debt

	Fiscal Year-End

	2002	2001

	(Dollars in
	millions)
Unsecured term loan, 6.70% due in installments of $6.25 payable in fiscal years 2008, 2010, 2012, and 2014	$25.0	$25.0
Unsecured term loan, 6.76% due in semiannual installments of $5.25 payable in fiscal years 2005, 2007, 2009, and 2011	21.0	21.0
Unsecured term loan, 7.15% due in installments of $2.5 payable in fiscal years 2006 - 2010	12.5	12.5

Long-term debt	$58.5	$58.5

      The unsecured term loans contain covenants that limit future borrowings and require the Company to maintain certain levels of working capital and operating results. For fiscal year 2002, the Company was in compliance with all restrictive covenants of the loan agreements. The financing agreements restrict the payment of cash dividends.

      Interest paid on short and long-term debt was $4.1 million, $4.0 million and $4.7 million in fiscal years 2002, 2001 and 2000, respectively.

      The fair value of the Company’s long-term debt is estimated based on the current rates available to the Company for debt of similar terms and remaining maturities. Under this method, the Company’s fair value of long-term debt is estimated to be $66.5 million at September 27, 2002. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instrument could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Note 5 — Derivative Instruments and Hedging Activities

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

      The Company has significant international transactions in foreign currencies and addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The forward exchange contracts generally range from one to twelve months in original maturity. The Company does not have any forward exchange contracts with an original maturity greater than one year.

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

      At September 27, 2002, the Company had foreign exchange forward contracts maturing throughout fiscal year 2003 to sell and purchase $183.5 million and $18.8 million, respectively, in various foreign currencies. At September 28, 2001, the Company had foreign exchange forward contracts maturing throughout fiscal year 2002 to sell and purchase $141.9 million and $20.7 million, respectively, in various foreign currencies.

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Commitments and Contingencies

Lease Commitments

      At fiscal year-end 2002, the Company was committed to minimum rentals under noncancelable operating leases for fiscal years 2003 through 2007 and thereafter, as follows, in millions: $9.3, $8.6, $7.1, $4.8, $1.8 and $3.5. Rental expense for fiscal years 2002, 2001 and 2000, in millions, was $12.9, $10.3 and $8.6, respectively.

Contingencies

      The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at nine sites where Varian Associates, Inc. is alleged to have shipped manufacturing waste for recycling or disposal. In addition, the Company is overseeing environmental cleanup projects and as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company’s sale of its electron devices business during 1995, and the sale of its thin film systems business during 1997). Under the terms of the agreement governing the Distribution, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $3.9 million, $2.4 million and $3.5 million (net of amounts borne by VI and VSEA) during fiscal year 2002, 2001 and 2000, respectively, on environmental investigation, cleanup and third party claim costs.

      For a number of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities (including cleanup costs, reimbursements to third parties, project management costs and legal costs) if undertaken. As of September 27, 2002, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects for these sites ranged in the aggregate from $5.2 million to $13.8 million. The time frame over which the Company expects to complete the cleanup projects varies with each site, ranging up to approximately 30 years as of September 27, 2002. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $5.2 million as of September 27, 2002. The amount accrued has not been discounted to present value because of uncertainties that make it difficult to develop a best estimate.

      As to other sites and facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future cleanup activities. As of September 27, 2002, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects, including paying third party claims, for these sites and facilities ranged in the aggregate from $17.9 million to $38.6 million. The time frame over which these cleanup projects are expected to be complete varies with each site and facility, ranging up to approximately 30 years as of September 27, 2002. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $21.6 million at September 27, 2002. The Company accordingly accrued $14.3 million, which represents its best estimate of the future costs of $21.6 million discounted at 4%, net of inflation. This accrual is in addition to the $5.2 million described in the preceding paragraph.

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At September 27, 2002, the Company’s reserve for environmental liabilities, based upon future environmental-related costs estimated as of that date, was calculated as follows:

			Total
	Recurring	Non-Recurring	Anticipated
	Costs	Costs	Future Costs

	(Dollars in millions)
Fiscal Year:
2003	$0.9	$2.4	$3.3
2004	0.8	1.2	2.0
2005	0.9	0.6	1.5
2006	0.9	0.2	1.1
2007	0.8	0.5	1.3
Thereafter	14.0	3.6	17.6

Total costs	$18.3	$8.5	26.8

Less imputed interest			(7.3)

Reserve amount			$19.5

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

      The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company received certain cash payments in the form of settlements and judgments during fiscal years 1995, 1996, 1997, 1998, 2001 and 2002 from defendants, its insurers and other third parties. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company’s past and future environmental-related expenditures, and the Company therefore has a $3.7 million receivable included in “other assets” at September 27, 2002. The Company believes that this receivable is collectible because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company.

      The Company is a party to three related federal actions involving claims by independent service organizations (“ISOs”) that the Company’s policies and business practices relating to replacement parts

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

violate the antitrust laws. The ISOs purchase replacement parts from the Company and compete with it for the servicing of linear accelerators made by the Company. In response to several threats of litigation regarding the legality of the Company’s parts policy, the Company filed a declaratory judgment action in the U. S. District Court for the Northern District of California in 1996 seeking a determination that its new policies are legal and enforceable and damages against two of the ISOs for copyright infringement and related claims. Subsequently, four of the defendants filed separate claims in other jurisdictions raising issues allegedly related to those in the declaratory relief action and seeking injunctive relief against the Company and damages against the Company in the amount of $10 million for each plaintiff. The defendants’ motion for a preliminary injunction in U. S. District Court in Texas with respect to the Company’s policies was defeated. The ISOs defendants amended the complaint to include class action allegations, allege a variety of other anti-competitive business practices and filed a motion for class certification, which was denied by the U. S. District Court on September 27, 2002. The parties consolidated claims from the Northern District of California with the action in the District Court in Texas.

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

Note 7 — Stockholder Rights Plan

      The Company’s Board has adopted a stockholder rights plan. The plan provides for a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock, distributed to stockholders of record on December 4, 1998 or issued thereafter. The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock (an “Acquiring Person”) or announces a tender offer for 15% or more of the common stock. Each Right entitles stockholders to buy one one-thousandth of a share of Participating Preferred Stock, par value $1.00 per share, of the Company at an exercise price of $420 per Right, subject to adjustment from time to time. However, if any person becomes an Acquiring Person, each Right will then entitle its holder (other than the Acquiring Person) to purchase at the exercise price common stock (or, in certain circumstances, Participating Preferred Stock) of the Company having a market value at that time of twice the Right’s exercise price. These Rights holders would also be entitled to purchase an equivalent number of shares at the exercise price if the Acquiring Person were to control the Company’s Board of Directors and cause the Company to enter into certain mergers or other transactions. In addition, if an Acquiring Person acquired between 15% and 50% of the Company’s voting stock, the Company’s Board of Directors may, at its option, exchange one share of the Company’s common

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock for each Right held (other than Rights held by the Acquiring Person). Rights held by the Acquiring Person will become void. The Rights will expire on December 4, 2008, unless earlier redeemed by the Board at $0.001 per Right.

Note 8 — Stock Split

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

Note 9 — Stock Repurchase Program

      On August 20, 2001, the Company announced that its Board of Directors had authorized the repurchase by the Company of up to two million shares of our common stock over the following twelve-month period. The stock repurchase program was approved in an effort to enhance stockholder value. During fiscal year 2001, the Company paid $4.3 million to repurchase 140,000 shares of its common stock. The time period for the repurchase was extended by the Board of Directors to expire on February 28, 2003. During fiscal year 2002, the Company paid $55.1 million to repurchase 1,357,400 shares of its common stock under this program. All shares that have been repurchased have been retired. As of September 27, 2002, the Company can still purchase up to 502,600 shares under this program.

Note 10 — Omnibus Stock and Employee Stock Purchase Plans

      During fiscal year 1991, the Company adopted the Omnibus Stock Plan (the “Plan”) under which shares of common stock can be issued to officers, directors, key employees and consultants. The Plan was amended and restated as of the Distribution, and then later on January 15, 2002 to reflect the Company’s two-for-one stock split. As of January 15, 2002, the maximum number of shares of common stock available for awards under the Plan was 2,195,588 exclusive of substitute options issued in connection with the Distribution and other acquisitions. The exercise price for incentive and nonqualified stock options granted under the Plan may not be less than 100% of the fair market value of the common stock at the date of the grant. For employees holding more than 10% of the voting rights of all classes of stock, the exercise price of incentive stock options may not be less than 110% of the fair market value of the common stock at the date of grant. Options granted will be exercisable at such times and be subject to such restrictions and conditions as determined by the Organization and Compensation Committee of the Company’s Board of Directors, but no option shall be exercisable later than five years from the date of grant for incentive stock options for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years from the date of grant for all other options. Options granted before November 2000 are generally exercisable in cumulative installments of one-third each year, commencing one year following date of grant, and expire if not exercised within ten years from date of grant. Options granted after November 2000 are generally exercisable in the following manner: the first one-third one year from the date of grant, with the remainder vesting monthly during the following two-year period; and the options expire if not exercised within ten years from date of grant. Restricted stock grants may be subject to restrictions on transferability and continued employment as determined by the Organization and Compensation Committee.

      During November 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan was intended to supplement the Plan, with the exception that shares available for awards under the 2000 Plan may not be issued to directors or officers of the Company. The Company will continue to grant shares of common stock to directors and officers of the Company under the Plan. On January 15, 2002, the Company amended and restated the 2000 Plan to accommodate its two-for-one stock split. As of January 15, 2002, the

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maximum number of shares of common stock available for awards under the 2000 Plan was 3,770,728, exclusive of substitute options issued in connection with the Distribution and other acquisitions. The conditions of the 2000 Plan generally mirror the Plan.

      Option activity under the Plan and the 2000 Plan is presented below (in thousands, except per share amounts):

		Weighted Average
	Options	Exercise Price

Options outstanding at October 1, 1999.	11,898	$9.96
Granted	228	17.60
Terminated or expired	(628)	8.13
Exercised	(2,138)	9.50

Options outstanding at September 29, 2000	9,360	10.26
Granted	3,372	28.10
Terminated or expired	(100)	10.57
Exercised	(3,778)	10.21

Options outstanding at September 28, 2001	8,854	17.07
Granted	1,686	35.95
Terminated or expired	(115)	17.52
Exercised	(1,624)	11.71

Options outstanding at September 27, 2002	8,801	21.67

      At fiscal year-end 2002, 2001 and 2000, options for 6,241,000, 4,912,000 and 5,958,000 shares of common stock were exercisable and 5,913,000, 7,746,000 and 5,022,000 shares were available for future grants under the plans, respectively.

      The following tables summarize information concerning outstanding and exercisable options under the Plan and the 2000 Plan at the end of fiscal 2002 (in thousands, except number of years and per share amounts):

	Options Outstanding

		Weighted
		Average
		Remaining	Weighted
		Contractual	Average
	Number	Life (in	Exercise
Range of Exercise Prices	Outstanding	years)	Price

$ 5.63 – $9.08	318	6.1	$8.70
9.16	2,453	6.5	9.16
9.25 – 12.70	572	5.1	11.10
13.32 – 27.78	612	5.7	15.62
27.91	3,015	8.1	27.91
29.45 – 42.53	1,831	9.0	35.73

Total	8,801	7.4	$21.67

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Exercisable

		Weighted
		Average
	Number	Exercise
Range of Exercise Prices	Exercisable	Price

$ 5.63 – $9.08	318	$8.70
9.16	2,453	9.16
9.25 – 12.70	572	11.10
13.32 – 27.78	572	15.10
27.91	2,138	27.91
29.45 – 42.53	188	34.93

Total	6,241	$17.06

      During fiscal year 2001, the Company granted 181,816 restricted performance shares to several of its senior executives and 6,000 shares of restricted common stock to a senior executive under the Plan and the 2000 Plan at no cost to the employees. The restricted performance shares will vest 100% five years from the date of grant subject to the employees’ having satisfied defined performance objectives. Upon vesting, the Company will deliver one share of common stock for each performance share granted to the employee. In the event that the Company terminates an employee’s service prior to the end of the vesting period or an employee retires more than three years prior to the end of the vesting period, any unvested performance shares are forfeited. However, if the employee’s termination is by reason of death or disability or by the Company for any other reason other than for cause, the performance shares will become immediately vested. The restricted common stock granted to the senior executive will vest in the following manner: the first one-third three months from the date of grant; the second one-third fifteen months from the date of grant; and the last one-third twenty-seven months from the date of grant. In the event that the Company terminates the employee’s service prior to the end of the vesting period or the employee retires more than three years prior to the date such vesting is deemed to have occurred, any unvested restricted common stock is forfeited and automatically transferred to and reacquired by the Company at no cost to the Company. An employee may not sell or otherwise transfer unvested shares. Deferred stock compensation for both the restricted performance shares and the restricted common stock is measured at the stock’s fair value on the date of grant and is being amortized over their respective vesting periods. In connection with these grants, the Company recorded deferred stock compensation of $5.2 million. For fiscal years 2002 and 2001, the Company recognized in “cost of sales” and “selling, general and administrative expenses” amortization of deferred stock compensation of $1.1 million and $1.0 million, respectively. The Company estimates that the remaining deferred compensation of approximately $3.2 million at September 27, 2002 will be amortized as follows: $1.0 million during each of fiscal years 2003 through 2005, and $0.2 million during fiscal year 2006. The amount of deferred compensation expense recorded and to be recorded in future periods could decrease if restricted awards for which accrued but unvested compensation has been recorded are forfeited.

      The Employee Stock Purchase Plan (the “ESPP”), which was amended and restated effective April 1, 2001 to be re-qualified under Section 423 of the Internal Revenue Code, covers substantially all employees in the United States and Canada. Beginning in fiscal year 2000, the participants’ purchase price is the lower of 85% of the closing market price on the first trading day of the each six-month period in the fiscal year or the last trading day of the same six-month period. Prior to fiscal year 2000, the participants’ purchase price was the lower of 85% of the closing market price on the first trading day of the fiscal quarter or the first trading day of the next fiscal quarter. During fiscal 2002, 2001 and 2000, 166,000 shares, 179,000 shares and 273,000 shares were issued under the ESPP for $5.0 million, $3.9 million and $3.4 million, respectively. On January 15, 2002, the Company amended and restated the 2000 Plan to accommodate its two-for-one stock

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

split. As a result, 3,234,000 shares were available for purchase under the ESPP as of January 15, 2002. At fiscal year-end 2002, the Company had a balance of 3,068,000 shares reserved for the ESPP.

      The Company has adopted the pro forma disclosure provisions of SFAS 123. Accordingly, the Company applies APB 25 and related interpretations in accounting for its stock compensation plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net earnings and net earnings per share would have been reduced to the pro forma amounts shown below for fiscal years 2002, 2001 and 2000:

	Fiscal Years

	2002	2001	2000

	(Dollars in thousands,
	except per share amounts)
Net earnings:
As reported	$93,609	$54,250	$53,049
Pro forma	$76,685	$37,721	$48,100
Net earnings per share — Basic:
As reported	$1.38	$0.82	$0.85
Pro forma	$1.13	$0.57	$0.77
Net earnings per share — Diluted:
As reported	$1.33	$0.79	$0.82
Pro forma	$1.09	$0.55	$0.74

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

				Employee Stock
	Employee Stock Option			Purchase Plan

	2002	2001	2000	2002	2001	2000

Expected dividend yield	—	—	—	—	—	—
Risk-free interest rate	4.3%	5.7%	6.5%	1.9%	3.4%	6.0%
Expected volatility	37.6%	41.0%	41.0%	37.6%	41.0%	41.0%
Expected life (in years):
Employees	4	4	4	.50	.50	.50
Executive officers	7	7	7	.50	.50	.50

      The weighted average estimated fair values of employee stock options granted during fiscal 2002, 2001 and 2000 were $14.56, $13.57 and $8.93 per share, respectively. The weighted average estimated fair values of the ESPP awards issued during fiscal 2002, 2001 and 2000 were $11.34, $10.78 and $10.20 per share, respectively.

Note 11 — Retirement Plans

      The Company has defined contribution retirement plans — the Varian Medical Systems, Inc. Retirement Plan (the “Retirement Plan”) — covering substantially all of its United States employees. The Company’s major obligation is to match eligible employee contributions up to a certain amount based on a percentage of each participant’s eligible base pay. Effective with fiscal year 2000, the Company is also obligated to contribute a percentage of each participant’s Employee Incentive Plan (“EIP”) allocations should the participant elect to contribute their EIP to the Retirement Plan. Participants are entitled, upon termination or retirement, to their portion of the retirement fund assets, which are held by a third-party custodian. In October 2000, the Retirement Plan was amended to allow participants to invest in common stock of the Company as an

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment option, of which employees are limited to 25% of their contributions to be invested in Company common stock. In addition, a number of the Company’s foreign subsidiaries have defined benefit retirement plans for regular full-time employees. Total pension expense for all plans amounted to $10.0 million, $8.0 million and $7.4 million, for fiscal 2002, 2001 and 2000, respectively.

      The Company’s net pension and post-retirement benefit costs were composed of the following:

				Post-Retirement
	Defined Benefit Plans			Benefit Plans

	2002	2001	2000	2002	2001	2000

	(Dollars in millions)
Service cost	$2.0	$1.7	$1.5	$—	$—	$—
Interest cost	2.1	1.7	1.6	0.4	0.4	0.4
Returns on assets	0.3	1.9	(1.7)	—	—	—
Net amortization and deferral:
Transition amount	—	—	—	0.5	0.5	0.5
Prior service cost	—	—	—	—	—	—
Liability loss	0.4	—	—	—	—	—
Asset loss	(2.2)	(3.8)	(0.1)	—	(0.2)	(0.2)

Net pension benefit cost	$2.6	$1.5	$1.3	$0.9	$0.7	$0.7

      The funded status of the defined benefit and post-retirement benefit plans are as follows:

	Defined Benefit		Post-Retirement
	Plans		Benefit Plans

	2002	2001	2002	2001

	(Dollars in million)
Change in benefit obligation:
Benefit obligation — beginning of fiscal year	$38.1	$33.9	$6.5	$5.2
Service cost	2.0	1.7	—	—
Interest cost	2.1	1.7	0.4	0.4
Plan participant contributions	1.0	0.7	—	—
Actuarial loss	0.7	0.2	0.3	1.3
Foreign currency changes	2.6	1.4	—	—
Benefit payments	(1.1)	(1.5)	(0.5)	(0.4)
Plan amendments	1.6	—	—	—

Benefit obligation — end of fiscal year	$47.0	$38.1	$6.7	$6.5

Changes in plan assets:
Plan assets — beginning of fiscal year	$29.4	$29.0	$—	$—
Employer contributions	1.9	1.8	0.5	0.4
Actual return on plan assets	(0.3)	(1.9)	—	—
Plan participant contributions	1.0	0.8	—	—
Foreign currency changes	2.0	1.3	—	—
Benefit and expense payments	(1.1)	(1.6)	(0.5)	(0.4)

Plan assets — end of fiscal year	$32.9	$29.4	$—	$—

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Defined Benefit		Post-Retirement
	Plans		Benefit Plans

	2002	2001	2002	2001

	(Dollars in million)
Funded status	$(14.1)	$(8.7)	$(6.7)	$(6.5)
Unrecognized transition obligation	—	—	3.6	4.1
Unrecognized prior service cost	1.6	(0.1)	—	—
Unrecognized net (gain) loss	11.6	8.4	—	(0.3)

Net amount recognized	$(0.9)	$(0.4)	$(3.1)	$(2.7)

Amounts recognized within the consolidated balance sheet:
Accrued pension expense	$(0.9)	$(0.4)	$(3.1)	$(2.7)
Additional minimum liability	(5.7)	—	—	—
Intangible asset	1.7	—	—	—
Other comprehensive loss	4.0	—	—	—

Net amount recognized	$(0.9)	$(0.4)	$(3.1)	$(2.7)

      The assumptions used to measure the benefit obligations and to compute the expected long-term return on assets for the Company defined benefit and post-retirement benefit plans were as follows:

	Fiscal Years

	2002	2001	2000

Defined benefit plans:
Discount rates	2.00 to 6.00%	2.00 to 6.50%	4.00 to 6.25%
Salary increases	2.00 to 4.50%	3.00 to 4.75%	2.75 to 4.75%
Long-term return on assets	0.50 to 7.50%	0.50 to 8.00%	4.50 to 8.00%
Post-retirement benefit plans:
Discount rate	7.25%	7.50%	7.50%
Long-term return on assets	—	—	—
Current medical cost trend rate	10.00 to 17.00%	10.00 to 12.00%	10.00 to 12.00%
Ultimate medical cost trend rate	4.75%	5.00%	5.50%

      Assumed health care cost trend rates could have a significant effect on the amounts reported for health care plans. A 1.0 percentage point increase in the assumed health care cost trend rates would have increased the total interest cost component reported in 2002 by $115,000, and would have increased the post-retirement benefit obligation reported in 2002 by $1.6 million. A 1.0 percentage point decrease in the assumed health care cost trend rates would have decreased the total interest cost component reported in 2002 by $102,000, and would have decreased the post-retirement benefit obligation in 2002 by $1.4 million.

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Taxes on Earnings

      Taxes on earnings are based upon the geographic distribution of earnings as follows (dollars in thousands):

	Fiscal Years

	2002	2001	2000

Domestic	$90,192	$61,979	$52,979
Foreign	56,067	45,061	31,896

	$146,259	$107,040	$84,875

      The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” SFAS 109 provides for an asset and liability approach under which deferred income taxes are based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

      Taxes on earnings are as follows:

	Fiscal Years

	2002	2001	2000

	(Dollars in millions)
Current
U.S. federal	$48.1	$26.6	$17.9
Non-U.S.	16.2	14.4	13.4
State and local	6.5	3.7	1.6

Total current	70.8	44.7	32.9

Deferred
U.S. federal	(18.2)	(4.8)	(2.3)
Non-U.S.	0.8	(0.3)	(0.7)
State and local	(0.7)	(0.5)	1.9

Total deferred	(18.1)	(5.6)	(1.1)

Taxes on earnings	$52.7	$39.1	$31.8

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant items making up deferred tax assets and liabilities are as follows:

	Fiscal Year-End

	2002	2001

	(Dollars in
	millions)
Assets:
Product warranty	$10.0	$7.9
Deferred compensation	9.2	6.0
Environmental and other provisions	15.2	17.1
Inventory adjustments	13.2	8.6
Deferred revenue	19.1	11.5
Credit carryforwards	1.3	0.4
State deferred taxes	2.6	1.9
Capitalized research and development	6.3	7.4
Other	7.8	3.1

	84.7	63.9

Liabilities:
Accelerated depreciation	1.4	0.7
Goodwill amortization	3.9	2.7
Net undistributed profits of foreign subsidiaries	5.4	5.4
Other	0.8	—

	11.5	8.8

Net deferred tax asset	$73.2	$55.1

      The classification of the net deferred tax asset on the consolidated balance sheet is as follows:

	Fiscal Year-End

	2002	2001

	(Dollars in
	millions)
Net current deferred tax asset (included in other current assets)	$75.2	$53.6
Net long-term deferred tax asset (liability) (included in other assets/long-term accrued expenses)	(2.0)	1.5

Net deferred tax asset	$73.2	$55.1

      At September 27, 2002, the Company had federal tax credit carryforwards of approximately $1.3 million, which expire in 2021, if not utilized.

      The Company has not provided for U.S. federal income and foreign withholding taxes on $59.5 million of cumulative undistributed earnings of non-U.S. subsidiaries as of September 27, 2002. Such earnings are intended to be reinvested for an indefinite period of time. If such earnings were not considered to be reinvested indefinitely, additional deferred taxes of $4.5 million would be provided. Where excess cash has accumulated in the Company’s non-U.S. subsidiaries and it is advantageous for tax or foreign exchange reasons, subsidiary earnings are remitted.

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effective tax rate differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Years

	2002	2001	2000

Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	2.6	2.5	2.7
Foreign taxes, net	(0.6)	(1.3)	1.5
Extra territorial income exclusion/ FSC	(1.0)	(1.2)	(1.2)
Research and development credit	(0.2)	(0.5)	(0.5)
Other	0.2	2.0	—

Effective tax rate	36.0%	36.5%	37.5%

      Income taxes paid are as follows:

	Fiscal Years

	2002	2001	2000

	(Dollars in millions)
Federal income taxes (received) paid, net	$24.4	$(2.4)	$1.7
State income taxes (received) paid, net	4.4	(0.3)	1.5
Foreign income taxes paid, net	17.1	14.9	9.6

Total	$45.9	$12.2	$12.8

Note 13 — Reorganization Charges

      The $0.2 million of net reorganization income in fiscal year 2002 results primarily from the release of a reorganization accrual for foreign taxes (excluding income taxes) established as part of the spin-offs, partially offset by reorganization charges primarily attributable to legal fees incurred in excess of amounts previously accrued.

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

Note 14 — Acquisition-Related Expenses

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

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Other Non-Operating Charges

      In May 1999, the Company agreed to invest $5 million in a consortium to participate in the acquisition of a minority interest in dpiX LLC (“dpiX”), which supplies the Company with amorphous silicon based thin-film transistor arrays (“flat panels”) for its X-ray Products’ digital imaging subsystems and for its Oncology System’s PortalVision imaging systems. The Company invested $2.5 million in July 1999 and the remaining $2.5 million in July 2000. The investment was accounted for under the equity method. The Company wrote off its entire $5 million investment in dpiX in the fourth quarter of fiscal year 2001 based upon the belief that the investment is other than temporarily impaired. The $5 million charge is included in non-operating expenses as “other” in the Company’s consolidated statements of earnings. Although the Company has recorded this accounting impairment charge in current fiscal year 2001, dpiX continues to supply the Company with flat panels.

Note 16 — Purchase Business Combinations

      During fiscal year 2002, the Company acquired the assets and liabilities of two businesses. The consolidated financial statements include the operating results of each acquired business from the date of acquisition. Pro forma results of operations have not been presented, because the effects of these acquisitions were not material on either an individual or aggregate basis.

      Summary of purchase transactions (dollars in millions):

Entity Name	Consideration	Closing Date

Argus Software, Inc.	$3.2	January 2002
HDR, or High Dose Rate, brachytherapy business of MDS Nordion, a division of MDS Inc.	$11.0	July 2002

      In connection with these acquisitions, $10.1 million was allocated to goodwill, $2.0 million was allocated to intangible assets and $2.1 million was allocated to tangible net assets.

      In fiscal year 2001, the Company acquired an additional 44% of Nippon Oncology Systems, Ltd. for $1.9 million. The Company did not participate in any business combinations in fiscal year 2000.

Note 17 — Adoption of SAB 101

      The Company adopted SAB 101 during the fourth quarter of fiscal year 2001 and recorded the cumulative effect of the change in accounting principle retroactive to the beginning of fiscal year 2001. The cumulative effect of the change in accounting principle was an after-tax non-cash charge of $13.8 million (net of income taxes of $8.0 million) or $0.20 per diluted share, which includes pre-tax revenue of approximately $40.5 million less cost of sales and certain related expenses such as commissions. This amount is primarily comprised of the portion of revenue, the payment of which was contractually linked to the acceptance clause, and related profits associated with equipment that was shipped and previously recorded as revenue but for which installation and/or acceptance did not occur until after fiscal year 2000. Approximately $34.0 million of the $40.5 million of revenue deferred as of the beginning of fiscal year 2001 was recognized in 2001 upon installation and/or acceptance. Approximately $50.7 million of fiscal year 2001 and prior years equipment shipments was deferred as of September 28, 2001, of which approximately $45.7 million was recognized as sales in fiscal year 2002. The Company’s revenue recognition policies are disclosed in Note 1 “Summary of Significant Accounting Policies — Revenue Recognition.”

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the Company’s estimated consolidated results of operations on an unaudited pro forma basis assuming the SAB 101 accounting change was retroactive to prior periods.

Fiscal Year
2000

(In thousands, except
per share amounts)
Sales:
As reported	$689,700
Pro forma	$677,152
Gross profit:
As reported	$257,097
Pro forma	$250,877
Net earnings:
As reported	$53,049
Pro forma	$49,171
Net earnings per share — Basic:
As reported	$0.85
Pro forma	$0.79
Net earnings per share — Diluted:
As reported	$0.82
Pro forma	$0.76

Note 18 — Industry Segments

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

      Corporate includes shared costs of legal, tax, accounting, human resources, real estate, insurance, information technology, treasury, finance and other management costs. A portion of the indirect and common costs has been allocated through the use of estimates. Accordingly, the following information is provided for purposes of achieving an understanding of operations, but may not be indicative of the financial results of the

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies may not be meaningful.

      The Company operates various manufacturing and marketing operations outside the United States. Sales to customers located in Japan, as restated to reflect the adoption of SAB 101, were $70 million in fiscal 2001. Reported sales to customers located in Japan, under the previous accounting method, were $81 million in fiscal 2000. No single country represented 10% or more of the Company’s total sales for fiscal years 2002 and 2001. Sales between geographic areas are accounted for at cost plus prevailing markups arrived at through negotiations between profit centers. Related profits are eliminated in consolidation. No single customer represents 10% or more of the Company’s total sales.

      For fiscal 2002, 2001 and 2000, no single country outside the United States accounted for more than 10% of total assets.

Information about Profit and Assets

				Earnings Before
	Sales			Interest and Taxes

	2002	2001	2000	2002	2001	2000

	(Dollars in millions)
Oncology Systems	$725	$614	$534	$159	$113	$93
X-ray Products	122	139	136	12	18	18
Other	26	21	20	(2)	(3)	(5)

Total industry segments	873	774	690	169	128	106
Corporate	—	—	—	(24)	(23)	(18)

Total company	$873	$774	$690	$145	$105	$88

				Capital			Depreciation &
	Total Assets			Expenditures			Amortization			Goodwill

	2002	2001	2000	2002	2001	2000	2002	2001	2000	2002	2001	2000

	(Dollars in millions)
Oncology Systems	$389	$357	$340	$14	$8	$8	$8	$10	$9	$47	$44	$46
X-ray Products	79	84	90	4	4	6	7	7	7	1	1	1
Other	28	16	20	1	—	1	1	2	2	12	5	6

Total industry segments	496	457	450	19	12	15	16	19	18	60	50	53
Corporate	414	302	153	7	5	4	4	4	4	—	—	—

Total company	$910	$759	$603	$26	$17	$19	$20	$23	$22	$60	$50	$53

Geographic Information

	Sales			Long-Lived Assets

	2002	2001	2000	2002	2001	2000

		(Dollars in millions)
United States	$522	$405	$379	$123	$115	$111
International	351	369	311	38	25	41

Total company	$873	$774	$690	$161	$140	$152

      Sales are based on final destination of products sold.

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 — Quarterly Financial Data (Unaudited)

	2002

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(Dollars in millions, except per share amounts)
Sales	$175.1	$220.6	$216.0	$261.4	$873.1

Gross profit	$63.6	$84.0	$84.0	$107.7	$339.3

Net earnings	$13.2	$23.8	$22.8	$33.8	$93.6

Net earnings per share:
Basic	$0.20	$0.35	$0.34	$0.50	$1.38

Diluted	$0.19	$0.34	$0.32	$0.48	$1.33

	2001

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(Dollars in millions, except per share amounts)
Sales	$161.4	$200.0	$186.2	$226.0	$773.6

Gross profit	$56.4	$75.3	$68.5	$86.8	$287.0

Net earnings before cumulative effect of changes in accounting principles	$9.5	$18.0	$17.4	$23.1	$68.0
Cumulative effect of changes in accounting principles — net of taxes	(13.7)	—	—	—	(13.7)

Net earnings	$(4.2)	$18.0	$17.4	$23.1	$54.3

Net earnings per share — Basic:
Net earnings per share before cumulative effect of changes in accounting principles	$0.15	$0.27	$0.26	$0.34	$1.03
Cumulative effect of changes in accounting principles	(0.22)	—	—	—	(0.21)

Net earnings per share — Basic	$(0.07)	$0.27	$0.26	$0.34	$0.82

Net earnings per share — Diluted:
Net earnings per share before cumulative effect of changes in accounting principles	$0.14	$0.26	$0.25	$0.33	$0.99
Cumulative effect of changes in accounting principles	(0.20)	—	—	—	(0.20)

Net earnings per share — Diluted	$(0.06)	$0.26	$0.25	$0.33	$0.79

      The $13.7 million charge reflected in the cumulative effect of changes in accounting principles in the first quarter of fiscal year 2001 represents the impact of the adoption of SAB 101 ($13.8 million charge, net of tax), partially offset by the impact of the adoption of SFAS 133 ($0.1 million income, net of tax). SAB 101 is discussed in Note 17 “Adoption of SAB 101” and SFAS 133 is discussed in Note 5 “Derivative Instruments and Hedging Activities.”

      The four quarters for net earnings per share may not add to the total year because of differences in the weighted average number of shares outstanding during the quarters and the year.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of Varian Medical Systems, Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 89 present fairly, in all material respects, the financial position of Varian Medical Systems, Inc. and its subsidiaries at September 27, 2002 and September 28, 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 89 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

October 18, 2002

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item with respect to our executive officers is set forth in Part I of this report. The balance of the information required by this item is incorporated by reference from our definitive proxy statement for the 2003 Annual Meeting of Stockholders under the captions “Election of Directors” and “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference from our definitive proxy statement for the 2003 Annual Meeting of Stockholders under the caption “Compensation of Directors and the Named Executive Officers.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

      The following table provides information as of September 27, 2002 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C

	Number of		Number of Securities Remaining
	Securities to be		Available for Future Issuance
	Issued Upon	Weighted Average	Under Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column A)

Equity Compensation Plans Approved by Stockholders(1)	6,662,932 (3)	$18.31	5,221,751 (4)

Equity Compensation Plans Not Approved by Stockholders(2)	2,138,301	$32.09	3,759,118

Total	8,801,233	$21.67	8,980,869

(1)	Consists of the Omnibus Stock Plan and the Employee Stock Purchase Plan.

(2)	Consists of the 2000 Stock Option Plan. No options under this Plan are held by any directors or officers of the Company.

(3)	Excludes purchase rights accruing under the Company’s Employee Stock Purchase Plan which has stockholder approved reserve of 3,068,194 shares as of September 27, 2002.

(4)	Includes shares available for future issuance under the Employee Stock Purchase Plan.

      The balance of information required by this item is incorporated by reference from our definitive proxy statement for the 2003 Annual Meeting of Stockholders under the caption “Stock Ownership — Beneficial Ownership of Certain Stockholders, Directors and Executive Officers.”

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from our definitive proxy statement for the 2003 Annual Meeting of Stockholders under the caption “Compensation of Directors and the Named Executive Officers.”

Item 14.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      (b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements:

•	Consolidated Statements of Earnings

•	Consolidated Balance Sheets

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings

•	Consolidated Statements of Cash Flows

•	Notes to the Consolidated Financial Statements

•	Report of Independent Accountants

(2) Consolidated Financial Statement Schedule:

The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2002, 2001 and 2000 is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries.

Schedule

II	Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(3) Exhibits:

Exhibit
Number		Description

2		Amended and Restated Distribution Agreement, dated as of January 14, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc.(5)
3.1		Registrant’s Restated Certificate of Incorporation.(4)
3.2		Registrant’s By-Laws, as amended.(6)
4.1		Specimen Common Stock Certificate.(1)
4.2		Rights Agreement dated as of November 20, 1998 between Registrant and First Chicago Trust Company of New York, as Rights Agent, including the Form of Rights Certificate (together with Election to Exercise) attached thereto as Exhibit A, the form of Certificate of Designation of Registrant attached thereto as Exhibit B(7), the First Amendment to Rights Agreement dated as of April 1, 1999(8), the Second Amendment to Rights Agreement dated as of August 17, 2001(9), the Third Amendment to Rights Agreement dated as of November 16, 2001(10) , and the Fourth Amendment to Rights Agreement dated as of January 15, 2002(11).
10	.1†	Registrant’s Omnibus Stock Plan.(4)
10	.2†	Registrant’s Management Incentive Plan.(1)
10	.3†	Registrant’s form of Indemnity Agreement with the directors and executive officers.(1)
10	.4†	Registrant’s form of Change in Control Agreement with certain executive officers other than the Chief Executive Officer, the Chief Financial Officer and the General Counsel.(1)
10	.5†	Registrant’s Change in Control Agreement with the Chief Executive Officer.(1)
10	.6†	Registrant’s Change in Control Agreement with the Chief Financial Officer(1)
10	.7†	Registrant’s Change in Control Agreement with General Counsel.(2)

Exhibit
Number		Description

10.8		Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 1, 1999, between Registrant and Prudential Insurance Company of America (certain exhibits and schedules omitted).(1)
10.9		Employee Benefits Allocation Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc.(12)
10.10		Intellectual Property Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc.(13)
10.11		Tax Sharing Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc.(14)
10	.12†	Amended and Restated Severance Agreement between the registrant and Joseph B. Phair dated as of August 20, 1999.(2)
10	.13†	Description of Certain Compensatory Arrangements between the registrant and the directors.(2)
10	.14†	Description of Certain Compensatory Arrangements between the registrant and the executive officers.(2)
10	.15†	Registrant’s Deferred Compensation Plan.(3)
10	.16†	Registrant’s 2000 Stock Option Plan.(4)
10	.17†	Registrant’s Retirement Plan.(15)
21		List of Subsidiaries.
23		Consent of Independent Accountants.
24		Power of Attorney by directors of the Company authorizing certain persons to sign this Annual Report on Form 10-K on their behalf.
99.1		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the exhibit of the same number to the registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999.

(2)	Incorporated by reference from the exhibit of the same number to the registrant’s Form 10-K Annual Report for the fiscal year ended October 1, 1999.

(3)	Incorporated by reference from the exhibit of the same number to the registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2000.

(4)	Incorporated by reference from the exhibit of the same number to the registrant’s Form 10-Q Quarterly Report for the quarter ended March 29, 2002.

(5)	Incorporated by reference to Exhibit 2 to the registrant’s Form 8-K Current Report dated as of April 2, 1999.

(6)	Incorporated by reference to Exhibit 3-B to the registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999.

(7)	Incorporated by reference to the registrant’s Registration Statement on Form 8-A filed on November 23, 1998 with respect to the NYSE.

(8)	Incorporated by reference to the registrant’s Amendment No. 1 to Registration Statement on Form 8-A/ A filed on April 1, 1999 with respect to the NYSE.

(9)	Incorporated by reference to the registrant’s Amendment No. 2 to Registration Statement on Form 8-A/ A-2 filed on November 6, 2001 with respect to the NYSE.

(10)	Incorporated by reference to the registrant’s Amendment No. 3 to Registration Statement on Form 8-A/A-2 filed on January 4, 2002 with respect to the NYSE.

(11)	Incorporated by reference to the registrant’s Amendment No. 4 to Registration Statement on Form 8-A/A-2 filed on January 15, 2002 with respect to the NYSE.

(12)	Incorporated by reference to Exhibit No. 99.1 to the registrant’s Form 8-K Current Report dated as of April 2, 1999.

(13)	Incorporated by reference to Exhibit No. 99.2 to the registrant’s Form 8-K Current Report dated as of April 2, 1999.

(14)	Incorporated by reference to Exhibit No. 99.3 to the registrant’s Form 8-K Current Report dated as of April 2, 1999.

(15)	Incorporated by reference to Exhibit No. 99.1 to the registrant’s Registration Statement on Form S-8, Registration No. 333-57012, filed on March 14, 2001, and amended on June 20, 2001.

†	Management contract or compensatory arrangement.

      (b) Reports on Form 8-K during the quarter ended September 27, 2002:

The Company did not file any reports on Form 8-K during the quarter ended September 27, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: November 26, 2002

VARIAN MEDICAL SYSTEMS, INC.

BY:	/s/ ELISHA W. FINNEY

Elisha W. Finney
Vice President, Finance and
Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature		Capacity	Date

/s/ RICHARD M. LEVY Richard M. Levy		President and Chief Executive Officer (Principal Executive Officer)	November 26, 2002

/s/ ELISHA W. FINNEY Elisha W. Finney		Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	November 26, 2002

/s/ CRISANTO C. RAIMUNDO Crisanto C. Raimundo		Vice President and Corporate Controller (Principal Accounting Officer)	November 26, 2002

JOHN SEELY BROWN*		Director

SAMUEL HELLMAN*		Director

TERRY R. LAUTENBACH*		Director

DAVID W. MARTIN, JR.*		Director

BURTON RICHTER*		Director

RICHARD W. VIESER*		Director

*By:	/s/ ELISHA W. FINNEY Elisha W. Finney Attorney-in-Fact		November 26, 2002

CHIEF EXECUTIVE OFFICER CERTIFICATION

      I, Richard M. Levy, certify that:

1. I have reviewed this annual report on Form 10-K of Varian Medical Systems, Inc. (the “Registrant”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 26, 2002

/s/ RICHARD M. LEVY

Richard M. Levy
President and Chief
Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

      I, Elisha W. Finney, certify that:

1. I have reviewed this annual report on Form 10-K of Varian Medical Systems, Inc. (the “Registrant”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 26, 2002

/s/ ELISHA W. FINNEY

Elisha W. Finney
Vice President, Finance, and
Chief Financial Officer

SCHEDULE II

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended 2002, 2001 and 2000

	Balance at	Charged to	Deductions		Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Description	Amount	Period

	(Dollars in thousands)
Allowance for doubtful notes & accounts receivable:
Fiscal year ended 2002	$2,591	$1,539	Write-offs & Adjustments	$1,535	$2,595

Fiscal year ended 2001	$1,860	$1,697	Write-offs & Adjustments	$966	$2,591

Fiscal year ended 2000	$1,138	$1,142	Write-offs & Adjustments	$420	$1,860

Estimated liability for product warranty:
Fiscal year ended 2002	$23,975	$30,434	Actual Warranty Expenditures	$23,684	$30,725

Fiscal year ended 2001	$19,975	$32,156	Actual Warranty Expenditures	$28,156	$23,975

Fiscal year ended 2000	$18,152	$27,670	Actual Warranty Expenditures	$25,847	$19,975

EXHIBIT INDEX

Exhibit
Number		Description

2		Amended and Restated Distribution Agreement, dated as of January 14, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc.(5)
3.1		Registrant’s Restated Certificate of Incorporation.(4)
3.2		Registrant’s By-Laws, as amended.(6)
4.1		Specimen Common Stock Certificate.(1)
4.2		Rights Agreement dated as of November 20, 1998 between Registrant and First Chicago Trust Company of New York, as Rights Agent, including the Form of Rights Certificate (together with Election to Exercise) attached thereto as Exhibit A, the form of Certificate of Designation of Registrant attached thereto as Exhibit B(7), the First Amendment to Rights Agreement dated as of April 1, 1999(8), the Second Amendment to Rights Agreement dated as of August 17, 2001(9), the Third Amendment to Rights Agreement dated as of November 16, 2001(10) , and the Fourth Amendment to Rights Agreement dated as of January 15, 2002(11).
10	.1†	Registrant’s Omnibus Stock Plan.(4)
10	.2†	Registrant’s Management Incentive Plan.(1)
10	.3†	Registrant’s form of Indemnity Agreement with the directors and executive officers.(1)
10	.4†	Registrant’s form of Change in Control Agreement with certain executive officers other than the Chief Executive Officer, the Chief Financial Officer and the General Counsel.(1)
10	.5†	Registrant’s Change in Control Agreement with the Chief Executive Officer.(1)
10	.6†	Registrant’s Change in Control Agreement with the Chief Financial Officer(1)
10	.7†	Registrant’s Change in Control Agreement with General Counsel.(2)
10.8		Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 1, 1999, between Registrant and Prudential Insurance Company of America (certain exhibits and schedules omitted).(1)
10.9		Employee Benefits Allocation Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc.(12)
10.10		Intellectual Property Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc.(13)
10.11		Tax Sharing Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc.(14)
10	.12†	Amended and Restated Severance Agreement between the registrant and Joseph B. Phair dated as of August 20, 1999.(2)
10	.13†	Description of Certain Compensatory Arrangements between the registrant and the directors.(2)
10	.14†	Description of Certain Compensatory Arrangements between the registrant and the executive officers.(2)
10	.15†	Registrant’s Deferred Compensation Plan.(3)
10	.16†	Registrant’s 2000 Stock Option Plan.(4)
10	.17†	Registrant’s Retirement Plan.(15)
21		List of Subsidiaries.
23		Consent of Independent Accountants.
24		Power of Attorney by directors of the Company authorizing certain persons to sign this Annual Report on Form 10-K on their behalf.

Exhibit
Number	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the exhibit of the same number to the registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999.

(2)	Incorporated by reference from the exhibit of the same number to the registrant’s Form 10-K Annual Report for the fiscal year ended October 1, 1999.

(3)	Incorporated by reference from the exhibit of the same number to the registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2000.

(4)	Incorporated by reference from the exhibit of the same number to the registrant’s Form 10-Q Quarterly Report for the quarter ended March 29, 2002.

(5)	Incorporated by reference to Exhibit 2 to the registrant’s Form 8-K Current Report dated as of April 2, 1999.

(6)	Incorporated by reference to Exhibit 3-B to the registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999.

(7)	Incorporated by reference to the registrant’s Registration Statement on Form 8-A filed on November 23, 1998 with respect to the NYSE.

(8)	Incorporated by reference to the registrant’s Amendment No. 1 to Registration Statement on Form 8-A/ A filed on April 1, 1999 with respect to the NYSE.

(9)	Incorporated by reference to the registrant’s Amendment No. 2 to Registration Statement on Form 8-A/ A-2 filed on November 6, 2001 with respect to the NYSE.

(10)	Incorporated by reference to the registrant’s Amendment No. 3 to Registration Statement on Form 8-A/A-2 filed on January 4, 2002 with respect to the NYSE.

(11)	Incorporated by reference to the registrant’s Amendment No. 4 to Registration Statement on Form 8-A/A-2 filed on January 15, 2002 with respect to the NYSE.

(12)	Incorporated by reference to Exhibit No. 99.1 to the registrant’s Form 8-K Current Report dated as of April 2, 1999.

(13)	Incorporated by reference to Exhibit No. 99.2 to the registrant’s Form 8-K Current Report dated as of April 2, 1999.

(14)	Incorporated by reference to Exhibit No. 99.3 to the registrant’s Form 8-K Current Report dated as of April 2, 1999.

(15)	Incorporated by reference to Exhibit No. 99.1 to the registrant’s Registration Statement on Form S-8, Registration No. 333-57012, filed on March 14, 2001, and amended on June 20, 2001.

†	Management contract or compensatory arrangement.