Form 10-Q
period 2002-12-27
VARIAN MEDICAL SYSTEMS INC
filed 2003-02-04
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2002
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-7598

VARIAN MEDICAL SYSTEMS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of Incorporation or Organization) 3100 Hansen Way, Palo Alto, California (Address of principal executive offices)	94-2359345 (I.R.S. Employer Identification Number) 94304-1030 (Zip Code)

(650) 493-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $1 par value Preferred Stock Purchase Rights	Name of each exchange on which registered New York Stock Exchange / Pacific Exchange New York Stock Exchange / Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑   No   ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,136,643 shares of Common Stock, par value $1 per share, outstanding as of February 3, 2003.

www.varian.com
(NYSE: VAR)

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this quarterly report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to our management. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed below, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations –– Factors Affecting Our Business” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2002, and from time to time in our other filings with the Securities and Exchange Commission. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as Intensity Modulated Radiation Therapy, or IMRT, brachytherapy, software, treatment techniques, and advanced X-ray products; growth drivers; Varian Medical Systems, Inc.’s (“VMS,” “we” or “our”) orders, sales, backlog or earnings growth; future financial results and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “will,” “hopeful,” “continued,” “could,” “estimating,” “optimistic,” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. Such risks and uncertainties include:

•	market acceptance and demand for our products;

•	our ability to anticipate and keep pace with changes in the marketplace and technological innovation;

•	our ability to successfully develop and commercialize new products and new product enhancements;

•	our ability to meet U.S. Food and Drug Administration and other domestic or foreign regulatory requirements or product clearances, which might limit the products we can sell, subject us to fines or other regulatory actions, and/or increase costs;

•	the impact of managed care initiatives or other healthcare reforms and/or limitations on third party reimbursements, including resulting pressure on pricing and demand for our products;

•	the possibility that material product liability claims could harm our future sales or require us to pay uninsured claims, and the availability and adequacy of our insurance to cover any such liabilities;

•	the competitive nature of the markets in which we compete, and the impact of competition on our sales, margins and market share;

•	our ability to maintain or increase operating margins;

•	our ability to protect our intellectual property and the competitive position of our products;

•	the possibility of intellectual property infringement claims against us;

•	our reliance on sole source or a limited number of suppliers for some key components;

•	our ability to provide the significant education and training required for the health care market to accept our products;

•	the effect of environmental claims and clean-up expenses on our costs;

•	the effect on our profit margins of product recycling and related regulatory requirements in European and other countries;

•	our ability to attract and retain qualified employees

•	economic, political and other risks associated with our significant international operations, including the enforceability of obligations, the extent of taxes and trade restrictions and licensing and other requirements, and protection of intellectual property;

•	the effect of foreign currency exchange rates;

•	our ability to match manufacturing capacity with demand for our products;

•	our reliance on a limited number of original equipment manufacturer customers for our X-ray computed tomography tubes, and the potential for continued consolidation in the X-ray tubes market;

•	our ability to successfully integrate acquired businesses into our existing operations and to realize anticipated benefits;

•	our use of distributors for a portion of our sales, the loss of which could reduce sales;

•	our ability to make our products interoperate with one another or compatible with widely used third party products;

•	the effect that fluctuations in our operating results, including as a result of changes in accounting policies, may have on the price of our common stock;

•	the risk of loss or interruption to our operations or increased costs due to natural disasters, which may not be adequately covered by insurance, the availability and cost of power and energy supplies, strikes and other events beyond our control, including acts of terrorism or war;

•	our potential responsibility for additional tax obligations and other liabilities arising out of the spin-off of segments of our former businesses; and

•	the possibility that provisions of our Certificate of Incorporation and stockholder rights plan might discourage a takeover and therefore limit the price of our common stock.

     By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise. In addition, our reported results should not be considered indicative of future performance.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended

	December 27,	December 28,
	2002	2001

(Amounts in thousands, except per share amounts)
Sales:
Product	$175,979	$149,280
Service contracts and other	30,724	25,847

Total sales	206,703	175,127

Cost of sales:
Product	105,548	92,815
Service contracts and other	21,078	18,664

Total cost of sales	126,626	111,479

Gross profit	80,077	63,648

Operating expenses:
Research and development	12,371	11,112
Selling, general and administrative	35,690	31,924
Reorganization expense	—	2

Total operating expenses	48,061	43,038

Operating earnings	32,016	20,610
Interest income	1,703	1,242
Interest expense	(1,128)	(1,085)

Earnings from operations before taxes	32,591	20,767
Taxes on earnings	11,570	7,580

Net earnings	$21,021	$13,187

Net earnings per share:
Basic	$0.31	$0.20

Diluted	$0.30	$0.19

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding – Basic	67,867	67,358

Weighted average shares outstanding – Diluted	70,945	70,092

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 27,	September 27,
	2002	2002

(Dollars in thousands, except par values)
Assets

Current assets:
Cash and cash equivalents	$166,202	$160,285
Short-term marketable securities	46,016	41,035
Accounts receivable, net	207,427	237,345
Inventories	135,690	123,815
Other current assets	88,596	88,879

Total current assets	643,931	651,359

Property, plant and equipment	227,656	226,324
Accumulated depreciation and amortization	(148,345)	(144,184)

Net property, plant and equipment	79,311	82,140

Long-term marketable securities	108,481	97,529
Goodwill	59,997	59,996
Other non-current assets	22,093	19,253

Total assets	$913,813	$910,277

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$58	$58
Accounts payable	38,789	45,776
Accrued expenses	193,724	199,836
Product warranty	31,823	30,725
Advance payments from customers	84,357	81,688

Total current liabilities	348,751	358,083
Long-term accrued expenses and other	20,006	20,891
Long-term debt	58,500	58,500

Total liabilities	427,257	437,474

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock
Authorized 1,000,000 shares, par value $1 per share, issued and outstanding none	—	—
Common stock
Authorized 99,000,000 shares, par value $1 per share, issued and outstanding 67,857,000 shares at December 27, 2002 and 67,790,000 shares at September 27, 2002	67,857	67,790
Capital in excess of par value	125,343	118,278
Deferred stock compensation	(3,069)	(3,190)
Accumulated other comprehensive loss	(2,530)	(2,530)
Retained earnings	298,955	292,455

Total stockholders’ equity	486,556	472,803

Total liabilities and stockholders’ equity	$913,813	$910,277

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended

	December 27,	December 28,
(Dollars in thousands)	2002	2001

Cash Flow from Operating Activities:
Net earnings	$21,021	$13,187
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,792	4,519
Allowance for doubtful accounts	1,578	151
Loss from sale of assets	17	7
Amortization of intangibles	277	163
Amortization of premiums, net	271	—
Amortization of deferred stock compensation	267	271
Deferred taxes	814	447
Net change in fair value of derivatives and underlying commitments	(723)	1,448
Other	(79)	(248)
Changes in assets and liabilities:
Accounts receivable	37,887	20,137
Inventories	(11,726)	(12,153)
Other current assets	(396)	997
Accounts payable	(7,575)	(1,060)
Accrued expenses	(12,284)	4,097
Product warranty	645	72
Advance payments from customers	2,556	471
Long-term accrued expenses	(1,020)	(1,429)
Tax benefits from employee stock option plans	5,014	1,853

Net cash provided by operating activities	41,336	32,930

Cash Flows from Investing Activities:
Purchase of marketable securities	(16,204)	—
Purchase of property, plant and equipment	(2,162)	(3,204)
Proceeds from sale of property, plant and equipment	33	—
Increase in cash surrender value of life insurance	(3,120)	(2,908)
Other, net	82	(46)

Net cash used in investing activities	(21,371)	(6,158)

Cash Flows from Financing Activities:
Proceeds from common stock issued to employees	6,565	2,810
Repurchase of common stock	(19,114)	(11,187)

Net cash used in financing activities	(12,549)	(8,377)

Effects of exchange rate changes on cash	(1,499)	2,170
Net increase in cash and cash equivalents	5,917	20,565
Cash and cash equivalents at beginning of period	160,285	218,961

Cash and cash equivalents at end of period	$166,202	$239,526

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Varian Medical Systems, Inc. (the “Company” or “VMS”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended December 27, 2002 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

NOTE 3 — MARKETABLE SECURITIES

The carrying amounts of marketable securities are as follows:

	December 27,	September 27,
	2002	2002

(Dollars in thousands)
Municipal bonds	$104,057	$93,020
Corporate debt securities	50,440	45,544

	154,497	138,564
Less: Short-term marketable securities	46,016	41,035

Long-term marketable securities	$108,481	$97,529

At December 27, 2002, scheduled maturities of held-to-maturity investments are as follows:

December 27,
2002

(Dollars in thousands)
Due within one year	$46,016
Due after one year through three years	108,481

$154,497

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 4 — INVENTORIES

Inventories are valued at the lower of cost or market (realizable value) using last-in, first-out (“LIFO”) cost for Oncology Systems’ U.S. inventories. All other inventories are valued principally at average cost. If the first-in, first-out (“FIFO”) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $17.2 million at December 27, 2002 and $16.8 million at September 27, 2002. The components of inventories are as follows:

	December 27,	September 27,
	2002	2002

(Dollars in thousands)
Raw materials and parts	$89,687	$81,878
Work-in-process	11,124	10,680
Finished goods	34,879	31,257

Total inventories	$135,690	$123,815

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in other non-current assets on the condensed consolidated balance sheets:

	December 27,	September 27,
	2002	2002

(Dollars in thousands)
Intangible assets
Amortized intangible assets:
Patents and other intangible assets	$12,629	$12,704
Technology	890	890
Accumulated amortization	(8,466)	(8,329)

Net carrying amount	$5,053	$5,265

Amortization expense for those intangible assets still required to be amortized under Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” was $212,000 and $164,000 for the three months ended December 27, 2002 and December 28, 2001, respectively. The Company estimates amortization expense on a straight-line basis to be $625,000, $660,000, $630,000, $630,000, $593,000 and $1,915,000 for fiscal years 2003 (remaining nine months) through 2007 and thereafter, respectively.

The following table reflects goodwill allocated to the Company’s reportable segments:

	December 27,	September 27,
	2002	2002

(Dollars in thousands)
Oncology Systems	$47,288	$47,288
X-ray Products	477	477
Other	12,232	12,231

Total	$59,997	$59,996

NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has significant international transactions in foreign currencies and addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The forward exchange contracts generally range from one to twelve months in original maturity. At December 27, 2002, the Company did not have any forward exchange contract with an original maturity greater than one year. The Company does not hold derivative instruments for speculative or trading purposes.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The Company accounts for its hedges of foreign currency denominated sales orders (firm commitments) as fair value hedges. For the three months ended December 27, 2002, there were no material gains or losses due to hedge ineffectiveness. At December 27, 2002, the Company had foreign exchange forward contracts maturing up to the first quarter of fiscal year 2004 to sell and purchase $132.8 million and $4.3 million, respectively, in various foreign currencies. At December 27, 2002, all open forward exchange contracts were deemed highly effective.

The Company also hedges balance sheet exposures from its various foreign subsidiaries and business units. These hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment under SFAS 133, accordingly, changes in their fair values are recognized in “selling, general and administrative expenses” in the then current period. At December 27, 2002, the Company had foreign exchange forward contracts maturing in the second quarter of fiscal year 2003 to sell and purchase $49.4 million and $10.9 million, respectively, to hedge the risks associated with foreign currency denominated assets and liabilities.

NOTE 7 — EARNINGS PER SHARE

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

	Three Months Ended

	December 27,	December 28,
	2002	2001

Numerator – Basic and Diluted:
Net earnings	$21,021	$13,187

Average shares outstanding	67,867	67,358

Net earnings per share – Basic	$0.31	$0.20

Denominator – Diluted:
Average shares outstanding	67,867	67,358
Dilutive common equivalent shares	2,961	2,670
Dilutive restricted performance shares and restricted common stock	117	64

Average shares outstanding	70,945	70,092

Net earnings per share – Diluted	$0.30	$0.19

Options to purchase 1,413,600 shares at an average exercise price of $48.75 per share were outstanding at December 27, 2002, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the shares.

Options to purchase 1,643,900 shares at an average exercise price of $35.78 per share were outstanding at December 28, 2001, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the shares.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 8 — COMPREHENSIVE EARNINGS

Comprehensive earnings for the three months ended December 27, 2002 and December 28, 2001 equalled the reported net earnings. Accumulated other comprehensive loss for all periods presented resulted from a minimum pension liability adjustment, net of taxes.

NOTE 9 — INDUSTRY SEGMENTS

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

			Earnings Before
	Sales		Interest and Taxes

	Three Months Ended		Three Months Ended

	December 27,	December 28,	December 27,	December 28,
	2002	2001	2002	2001

(Dollars in millions)
Oncology Systems	$166	$146	$33	$27
X-ray Products	34	25	6	1
Other	7	4	(1)	(1)

Total industry segments	207	175	38	27
Corporate	—	—	(6)	(6)

Total Company	$207	$175	$32	$21

NOTE 10 — STOCK REPURCHASE PROGRAM

On August 20, 2001, the Company announced that its Board of Directors had authorized the repurchase by the Company of up to two million shares of our common stock over the following twelve-month period. The stock repurchase program was approved in an effort to enhance stockholder value. The time period for the repurchase was extended by the Board of Directors to expire on February 28, 2003. During the quarter ended December 27, 2002, the Company paid $19.1 million to repurchase 401,500 shares of its common stock under this program. All shares that have been repurchased have been retired. As of December 27, 2002, the Company can still purchase up to 101,100 shares under this program.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 11 — OMNIBUS STOCK AND EMPLOYEE STOCK PURCHASE PLANS

Option activity under the Omnibus Stock Plan and the 2000 Stock Option Plan is presented below (in thousands, except per share amounts):

		Weighted Average
	Options	Exercise Price

Options outstanding at September 29, 2000	9,360	$10.26
Granted	3,372	$28.10
Terminated or expired	(100)	$10.57
Exercised	(3,778)	$10.21

Options outstanding at September 28, 2001	8,854	$17.07
Granted	1,686	$35.95
Terminated or expired	(115)	$17.52
Exercised	(1,624)	$11.71

Options outstanding at September 27, 2002	8,801	$21.67
Granted	1,424	$48.71
Terminated or expired	(5)	$29.70
Exercised	(466)	$14.18

Options outstanding at December 27, 2002	9,754	$25.97

At December 27, 2002 and fiscal year-end 2002 and 2001, options to purchase 6,622,000, 6,241,000 and 4,912,000 shares of common stock were exercisable and 4,485,000, 5,907,000 and 7,740,000 shares were available for future grants under the Omnibus Stock Plan and the 2000 Stock Plan, respectively.

The following tables summarize information concerning outstanding and exercisable options under the Omnibus Stock Plan and the 2000 Stock Plan at December 27, 2002 (in thousands, except number of years and per share amounts):

		Options Outstanding

		Average Remaining
		Contractual Life	Weighted Average
Range of Exercise Prices	Number Outstanding	(in years)	Exercise Price

$5.63 - $9.08	287	5.8	$8.68
$9.16	2,263	6.2	$9.16
$9.25 - $12.70	533	4.9	$11.10
$13.32 - $27.78	486	5.6	$16.03
$27.91	2,955	7.8	$27.91
$29.45 - $42.53	1,806	8.8	$35.74
$42.99 - $48.75	1,424	9.8	$48.71

Total	9,754	7.6	$25.97

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

	Options Exercisable

	Number	Weighted Average
Range of Exercise Prices	Exercisable	Exercise Price

$5.63 – $9.08	287	$8.68
$9.16	2,263	$9.16
$9.25 – $12.70	533	$11.10
$13.32 – $27.78	453	$15.59
$27.91	2,339	$27.91
$29.45 – $42.53	737	$35.65
$42.99 – $48.75	10	$42.99

Total	6,622	$19.35

During the quarter ended December 27, 2002, the Company adopted Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS 123.” The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended

	December 27,	December 28,
	2002	2001

(Dollars in thousands, except per share amounts)
Net earnings, as reported	$21,021	$13,187
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	172	172
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(4,154)	(3,760)

Pro forma net earnings	$17,039	$9,599

Net earnings per share — Basic:
As reported	$0.31	$0.20

Pro forma	$0.25	$0.14

Net earnings per share — Diluted:
As reported	$0.30	$0.19

Pro forma	$0.24	$0.14

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

	Employee Stock Option

	December 27,	December 28,
	2002	2001

Expected dividend yield	—	—
Risk-free interest rate	3.0%	4.3%
Expected volatility	37.0%	37.6%
Expected life (in years):
Employees	4	4
Officers	7	7

The weighted average estimated fair values of employee stock options granted during the three months ended December 27, 2002 and December 28, 2001 were $18.47 and $14.41 per share, respectively.

NOTE 12 — PRODUCT WARRANTY

The Company generally warrants its products for a specific period of time against material defects. The Company provides for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represents the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, the Company reviews the accrued balances and updates the historical warranty cost trends. The following table reflects the change in the Company’s warranty accrual during the three months ended December 27, 2002.

(Dollars in thousands)
Warranty accrual, September 27, 2002	$30,725
Charged to costs and expenses	6,592
Actual warranty expenditures	(5,494)

Warranty accrual, December 27, 2002	$31,823

NOTE 13 — COMMITMENTS AND CONTINGENCIES

The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at nine sites where Varian Associates, Inc. is alleged to have shipped manufacturing waste for recycling or disposal. In addition, the Company is overseeing environmental cleanup projects and as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company’s sale of its electron devices business during 1995, and the sale of its thin film systems business during 1997). Under the terms of the agreement governing the Distribution, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $0.6 million and $0.4 million (net of amounts borne by VI and VSEA) for the three months ended December 27, 2002 and December 28, 2001, respectively, on environmental investigation, cleanup and third party claim costs.

For a number of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities (including cleanup costs, reimbursements to third parties, project management costs and legal costs) if undertaken. As of December 27, 2002, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects for these sites ranged in the aggregate from $5.2 million to $13.7 million. The time frame over which the

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Company expects to complete the cleanup projects varies with each site, ranging up to approximately 30 years as of December 27, 2002. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $5.2 million as of December 27, 2002. The amount accrued has not been discounted to present value.

As to other sites and facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future cleanup activities. As of December 27, 2002, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects, including paying third party claims, for these sites and facilities ranged in the aggregate from $17.7 million to $38.5 million. The time frame over which these cleanup projects are expected to be complete varies with each site and facility, ranging up to approximately 30 years as of December 27, 2002. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $21.4 million at December 27, 2002. The Company accordingly accrued $14.2 million, which represents its best estimate of the future costs of $21.4 million discounted at 4%, net of inflation. This accrual is in addition to the $5.2 million described in the preceding paragraph.

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

Although any ultimate liability arising from environmental-related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company’s financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental-related events (and assuming VI and VSEA satisfy their indemnification obligations), management believes that the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the consolidated cash flows of the Company in any single fiscal year.

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company received certain cash payments in the form of settlements and judgments during fiscal years 1995, 1996, 1997, 1998, 2001 and 2002 from defendants, its insurers and other third parties. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company’s past and future environmental-related expenditures, and the Company therefore has a $3.8 million receivable in other non-current assets at December 27, 2002. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company.

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

NOTE 14 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143 and 144. The Company believes that the adoption of SFAS 146 will not have a material impact on the consolidated financial position or results of the operations of the Company.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of Varian Medical Systems, Inc. and its subsidiaries as of December 27, 2002 and September 27, 2002, and the related condensed consolidated statements of earnings for each of the three-month periods ended December 27, 2002 and December 28, 2001 and the condensed consolidated statements of cash flows for the three-month periods ended December 27, 2002 and December 28, 2001. These financial statements are the responsibility of the Company’s management.

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

San Jose, California January 17, 2003

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a world leader in the design and manufacture of integrated systems of equipment and software for treating cancer with radiation therapy, as well as high-quality, cost-effective X-ray tubes for original equipment manufacturers, replacement X-ray tubes and imaging subsystems. Our Oncology Systems business produces and sells a fully integrated system of products for treating cancer with radiation, including not only linear accelerators and treatment simulation and verification products but also information management and treatment planning software and other sophisticated ancillary products and services. Our linear accelerators and treatment simulation and verification products are sold and in service around the world. Our X-ray Products business manufactures and sells X-ray tubes that cover a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, special procedures and mammography that are sold to most major diagnostic equipment manufacturers as well as directly to end-users for replacement purposes. We also manufacture and sell advanced brachytherapy products. The Brachytherapy business was successfully incubated within our Ginzton Technology Center, or GTC, research facility for identifying and addressing new and potential markets, and is now ready to move into its next phase of development. During the current quarter, we announced that the management for the brachytherapy business will now report directly to our chief executive officer, but their operations will still be reported as part of the “other” category of our industry segments.

     This discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the condensed consolidated financial statements and the notes included elsewhere in this report, as well as the information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Business” and the “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2002.

Critical Accounting Policies and Estimates

     This discussion and analysis of financial condition and results of operation is based on our financial statements, which we prepare in conformity with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate.

     Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Business” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2002.

     In addition to the accounting policies, which are more fully described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2002, we have identified the following critical accounting policies used in the preparation of our financial statements:

  Revenue Recognition

     We recognize revenue for product sales in accordance with Staff Accounting Bulletin No. 101 (“SAB 101”) when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. In general, for hardware products that include obligations for installation, our policy is to recognize the amount earned upon transfer of risk of loss and defer revenue recognition on the greater of the fair value of the installation services or the amount of payment that is contractually linked to the installation or acceptance clause. For amounts deferred, revenue is recognized upon completion or satisfaction of remaining obligations. Revenue for product sales in the X-ray Products business is recognized when title to the product transfers to the customer because these products do not include any installation obligations. Revenue related to spare part sales in the Oncology Service business is generally recognized when title to the product transfers to the customer. Revenue related to services performed on a time-and-materials basis is recognized when it is earned and billable. Revenue related to service contracts is recognized ratably over the period of the related contract.

     Revenue for software product sales are recognized under the provisions of Statement of Position 97-2 (“SOP 97-2”), as amended, generally at the time of customer acceptance. Revenue earned on software arrangements involving multiple elements is allocated to each element based on vendor-specific objective evidence, which is based on the average price charged when the same element is sold separately. In instances when evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).

     Revenue is dependent on the timing of shipment and is subject to customer acceptance and readiness. If shipments are not made on scheduled timelines or the products are not accepted by the customer, our reported revenues may differ materially from expectations.

  Allowance For Doubtful Accounts

     Credit evaluations are undertaken for all major sale transactions before shipment is authorized. Normal payment terms require payment of a small portion of the purchase price upon signing of the purchase order contract, a significant amount upon transfer of risk of loss and a small portion upon completion of the installation. On a quarterly basis, we evaluate aged items in the accounts receivable aging and provide reserves in an amount we deem adequate for doubtful accounts. Customer economic conditions may change and increase the risk of collectibility and may require additional provisions which would negatively impact our operating results. As of December 27, 2002, our provisions for doubtful accounts represented approximately 2% of total accounts receivable.

  Inventories

     We regularly review inventory quantities on hand and adjust for excess and obsolete inventory based primarily on historical usage rates and our forecast of product demand and production. Actual demand may differ from our estimates, in which case we may have understated or overstated the provision required for obsolete and excess inventory, which would have an impact on our operating results.

  Warranty Obligations

     We generally warrant our products for a specific period of time against material defects. We provide for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent our best estimate at the time of sale of the total costs that we will incur to repair or replace product parts, that fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. Actual warranty costs could differ from the estimated amounts. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. If we were required to accrue additional warranty cost in the future, it would negatively affect operating results.

  Impairment of Goodwill

     We adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” during the first quarter of fiscal year 2002. This statement requires us to make an initial assessment within the first six months of adoption and then annual assessments thereafter as to the carrying value of the goodwill. During the first and fourth quarters of fiscal year 2002, we determined that the fair value of the reporting units, which are the industry segments as described in Note 9 “Industry Segments” of the Notes to the Condensed Consolidated Financial Statements, exceeded the carrying value and thus did not need to record an impairment charge. We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal years or more frequently if certain indicators arise. In assessing the value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the reporting units. If these estimates or their related assumptions change in the future, we may be required to record impairment charges that would negatively impact operating results. As of December 27, 2002, the carrying value of goodwill was $60 million.

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

Results of Operations

  Fiscal Year

     Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2003 is the 52-week period ending September 26, 2003, and fiscal year 2002 was the 52-week period that ended September 27, 2002. The fiscal quarters ended December 27, 2002 and December 28, 2001 were both 13-week periods.

  First Quarter of Fiscal Year 2003 Compared to First Quarter of Fiscal Year 2002

Total Sales: Our total sales of $207 million in the first quarter of fiscal year 2003 were 18% higher than our sales of $175 million in the first quarter of fiscal year 2002. This sales growth is an improvement from our earlier expectations and we now believe that sales will grow in the mid-teens in fiscal year 2003 when compared to fiscal year 2002. International sales were $78 million in the first quarter of fiscal year 2003, compared to $66 million in the first quarter of fiscal year 2002 (38% of sales in each quarter). Product sales were $176 million in the first quarter of fiscal year 2003, compared to $149 million in the first quarter of fiscal year 2002 (85% of total sales in each quarter). Service and other sales were $31 million in the first quarter of fiscal year 2003, compared to $26 million in the first quarter of fiscal year 2002 (15% of total sales in each quarter).

Sales (by segment and revenue classification)	Three Months Ended

	December 27,	December 28,
(Dollars in millions)	2002	2001

Oncology Systems:
Product	$137.5	$122.3
Service contracts and other	28.4	23.6

Total Oncology Systems	$165.9	$145.9

X-ray Products:
Product	$34.0	$24.7
Service contracts and other	—	—

Total X-ray Products	$34.0	$24.7

Other:
Product	$4.5	$2.3
Service contracts and other	2.3	2.2

Total Other	$6.8	$4.5

Sales (by segment and region)	Three Months Ended

	December 27,	December 28,
(Dollars in millions)	2002	2001

Oncology Systems:
North America	$108.7	$95.9
Europe	37.6	31.4
Asia	15.3	14.5
Rest of the world	4.3	4.1

Total Oncology Systems	$165.9	$145.9

X-ray Products:
North America	$15.3	$9.8
Europe	4.3	3.9
Asia	13.5	9.6
Rest of the world	0.9	1.4

Total X-ray Products	$34.0	$24.7

Other:	$6.8	$4.5

Oncology Systems sales:	Total sales for the Oncology Systems business increased 14% to $166 million (80% of total sales) in the first quarter of fiscal year 2003, compared to $146 million (83% of total sales) for the same period in fiscal year 2002. Product sales increased 12% to $137 million (83% of total Oncology Systems sales) in the first quarter of fiscal year 2003, compared to $122 million (84% of total Oncology Systems sales) for the same period in fiscal year 2002. Service contracts and other sales increased 20% to $28 million (17% of total Oncology Systems sales) in the first quarter of fiscal year 2003, compared to $24 million (16% of total Oncology Systems sales) for the same period in fiscal year 2002. Total international sales, both product and service, for the first quarter of fiscal year 2003 increased by 14% from the same period in fiscal year 2002 due in part to continued strength in the Euro. Total North American sales for the first quarter of fiscal year 2003 increased by 13% from the same period in fiscal year 2002. Product sales increased due in part to continued demand for new technology, including Intensity Modulated Radiation Therapy, or IMRT, and IMRT-related products. In fiscal year 2003, we expect stronger international sales when compared to fiscal year 2002 when international sales levels fell below the fiscal year 2001 level. In North America, we expect continued strong sales growth due in part to new technology, for example, IMRT, but not at the 32% growth rate experienced in fiscal year 2002.

X-ray Products sales:	Total X-ray Products sales increased by 38% to $34 million (16% of total sales) in the first quarter of fiscal 2003, compared to $25 million (14% of total sales) for the same period in fiscal year 2002. X-ray Products sales in the first quarter of fiscal year 2002 were significantly lower compared to sales in the first quarter of fiscal year 2003 due to excess inventory levels at our largest Japanese OEM customer. In addition to a recovery at this customer in the first quarter of fiscal year 2003, we also experienced an increase in volume of new product sales in tubes for baggage screening as well as replacement tubes for third party service organizations.

Other sales:	Other sales were $7 million for the first quarter of fiscal year 2003, compared to $5 million for the same period in fiscal year 2002, principally due to the acquisition, in the fourth quarter of fiscal year 2002, of the GammaMed product line for high dose rate brachytherapy. Other product sales were $4 million for the first quarter of fiscal year 2003 compared to $2 million in the same period in fiscal year 2002. Service contracts and other sales were $2 million for both the first quarters of fiscal year 2003 and 2002. Total Other sales increased in the first quarter of fiscal year 2003 compared to the first quarter of fiscal year 2002 due to higher sales in our brachytherapy business.

Gross Profit: We recorded gross profit of $80 million in the first quarter of fiscal year 2003 and $64 million in the first quarter of fiscal year 2002, an increase of 26%. As a percentage of total sales, gross profit was 39% in the first quarter of fiscal year 2003, compared to 36% for the same period of fiscal year 2002.

Gross profit as a percentage of sales of Oncology Systems increased to 39% in the first quarter of fiscal year 2003 from 38% for the same period in fiscal 2002 due principally to increased sales of ancillary products, which traditionally have higher margins. In addition, gross profit as a percentage of sales in our X-ray Products business increased to 36% in the first quarter of fiscal year 2003 from 25% in the first quarter of fiscal year 2002. The gross profit increase in X-ray Products stemmed primarily from an increase in sales volume and manufacturing productivity and efficiency from the quality improvement programs implemented in fiscal year 2002. Because of the better than expected margin improvement in the first quarter of fiscal year 2003 as well as stronger expected growth in sales volume overall, we now believe that gross margins will improve by about one percentage point to approximately 40% in fiscal year 2003.

Research and Development: Research and development expenses increased to $12 million in the first quarter of fiscal year 2003 compared to $11 million in the same period of fiscal year 2002. As a percentage of sales, research and development remained unchanged at 6% in each period. The increase in absolute dollars in research and development expenses in the first quarter of fiscal year 2003 occurred in all businesses.

Selling, General and Administrative: Selling, general and administrative expenses increased to $36 million in the first quarter of fiscal year 2003 compared to $32 million in the same period of fiscal year 2002, representing 17% of total sales for the first quarter of fiscal year 2003 compared to 18% in the same period of fiscal year 2002. The increase in absolute dollars in selling, general and administrative expenses in the first quarter of fiscal year 2003 can be attributed to the growth in Oncology Systems, increased insurance and information technology costs and an increase to our allowance for doubtful accounts.

Interest Income, Net: Net interest income increased to $0.6 million for the first quarter of fiscal year 2003 compared to $0.2 million in the same period of fiscal year 2002. The increase was primarily a result of increased cash and marketable securities levels.

Taxes on Earnings: Our estimated effective tax rate for the first quarter of fiscal year 2003 was 35.5% compared to 36.5% in the first quarter of fiscal year 2002. This decline is primarily due to tax-exempt interest earned on our investments in municipal securities. In general, our effective income tax rate differs from the statutory rates largely as a function of benefits realized from our extraterritorial income exclusion, tax-exempt interest and foreign taxes. Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax earnings, and the effectiveness of our tax planning strategies.

Earnings Per Diluted Share: Earnings per diluted share was $0.30 for the first quarter of fiscal year 2003, compared to $0.19 for the first quarter of fiscal year 2002, an increase of 58%. The increase can be attributed to the increased sales and improvement in gross margins. Based upon the strong results in the first quarter of fiscal year 2003, the stronger than expected recovery in our X-ray Products business and record backlog, we believe earnings per diluted share for the second quarter and the full fiscal year 2003 will grow by about 26% over their respective amounts in fiscal year 2002.

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

     At December 27, 2002, we had $58.5 million of long-term loans and $0.1 million of short-term notes payable. Interest rates on the outstanding long-term loans on this date ranged from 6.70% to 7.15% with a weighted average interest rate of 6.82%. As of December 27, 2002, the weighted average interest rate on the short-term notes payable was 6.06%. The long-term loans currently contain covenants that limit future borrowings and cash dividend payments. The covenants also require us to maintain specified levels of working capital and operating results. At December 27, 2002, we were in compliance with all such loan covenants.

     At December 27, 2002, we had $321 million in cash, cash equivalents and marketable securities (approximately 16% of which was held abroad and could be subject to additional taxation if it was repatriated to the U.S.) compared to $299 million at September 27, 2002.

     Our primary cash inflows and outflows for the first quarters of fiscal year 2003 and 2002 were as follows:

•	We generated net cash from operating activities of $41 million during the first quarter of fiscal year 2003, compared to $33 million in the same period of fiscal year 2002. The primary contributors to the increase in operating cash flow during the first quarter of fiscal year 2003 compared to the first quarter of fiscal year 2002 was a $8 million increase in net earnings. Net cash provided by operating activities in the first quarter of fiscal year 2003 related primarily to $21 million in net earnings, $7 million in net non-cash charges including depreciation, amortization and other, a $3 million increase in customer advances, $5 million of tax benefits from employee stock option exercises and a $38 million reduction in accounts receivable, partially offset by additions to inventory of $12 million, a decrease in accrued expenses of $12 million, a decrease in long-term accrued expenses of $1 million and an $8 million decrease in accounts payable.

•	Investing activities used $21 million of net cash in the first quarter of fiscal year 2003 compared to $6 million in the first quarter of fiscal year 2002. During the first quarter of fiscal 2003, we purchased $16 million (including $0.2 million of premiums, net) of long-term and short-term marketable securities. These marketable securities are classified as held-to-maturity and mature between three months and three years. Also, net cash used in investing activities in both the first quarter of fiscal years 2003 and 2002 was to purchase property, plant and equipment and an increase in the cash surrender value of life insurance held in connection with a deferred compensation plan.

•	Financing activities used net cash of $13 million in the first quarter of fiscal year 2003 compared to net cash used of $8 million in the same period of fiscal year 2002. Net cash used by financing activities in the first quarter of fiscal year 2003 resulted from $19 million used for the purchase of common stock, partially offset by $7 million in proceeds from employee stock option exercises. Net cash used in financing activities in the first quarter of fiscal year 2002 resulted from $11 million for the purchase of common stock, partially offset by $3 million in proceeds from employee stock option exercises.

     Total debt as a percentage of total capital was 11% at both December 27, 2002 and September 27, 2002. The ratio of current assets to current liabilities increased to 1.85 to 1 as of December 27, 2002 as compared to 1.82 to 1 as of September 27, 2002. At December 27, 2002, we had $26.9 million available in unused uncommitted lines of credit.

     The following summarizes certain of our contractual obligations as of December 27, 2002 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	2003	2004	2005	2006	2007	Thereafter

Operating leases	$7.0	$8.6	$7.1	$4.8	$1.8	$3.5
Notes payable	0.1	—	—	—	—	—
Long-term debt	—	—	5.3	2.5	7.8	42.9

Total	$7.1	$8.6	$12.4	$7.3	$9.6	$46.4

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

Stock Repurchase Program

     On August 20, 2001, we announced that our Board of Directors had authorized the repurchase of up to two million shares of our common stock over the following twelve-month period. The stock repurchase program was approved in an effort to enhance stockholder value. The time period for the repurchase was extended by the Board of Directors to expire on February 28, 2003. During the quarter ended December 27, 2002, we paid $19.1 million to repurchase 401,500 shares of common stock under this program. All shares that have been repurchased have been retired. As of December 27, 2002, we could still purchase up to 101,100 shares under this program.

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

     In addition, we may incur significant costs to comply with future changes in existing environmental laws and regulations or new laws and regulations. For example, several countries are proposing to require manufacturers to take back, recycle and dispose of products at the end of the equipment’s useful life. The European Union, or EU, has adopted a directive that when implemented by member states will require medical equipment manufacturers to bear some or all of the cost of product disposal at the end of the electrical products’ useful life, thus creating increased costs for our operations. The EU has also adopted a directive that may require the adoption of restrictions on the use of some hazardous substances in certain of our products sold in the EU. This directive could create increased costs for our operations.

     From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. Under various laws (such as the federal “Superfund” law) and under our obligations concerning operations before the spin-offs, we are overseeing environmental cleanup projects from our pre-spun-off operations and as applicable reimbursing third parties (such as the U.S. Environmental Protection Agency or other responsible parties) for cleanup activities. Under the terms of the agreement governing the distribution, Varian, Inc. (“VI”) and Varian Semiconductor Equipment Associates, Inc. (“VSEA”) are each obligated to indemnify us for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by us). The cleanup projects we are overseeing are being conducted under the direction of or in consultation with relevant regulatory agencies. We estimate these cleanup projects will take up to 30 years to complete. As described below, we have accrued a total of $19.4 million as of December 27, 2002 to cover our liabilities for these cleanup projects:

•	Our estimate of future costs for certain cleanup activities ranges from $5.2 million to $13.7 million. For these estimates, we have not discounted the costs to present dollars because of the uncertainties that make it difficult to develop a best estimate and have accrued $5.2 million, which is the amount at the low end of the range.

•	For eight cleanup projects, we have sufficient knowledge to develop better estimates of our future costs. While our estimate of future costs to complete these cleanup projects, including third party claims, ranges from $17.7 million to $38.5 million, our best estimate within that range is $21.4 million. For these projects, we have accrued $14.2 million, which is our best estimate of the $21.4 million discounted to present dollars at 4%, net of inflation.

     When we developed the estimates above, we considered the financial strength of other potentially responsible parties. These amounts are, however, only estimates and may be revised in the future as we get more information on these projects. We may also spend more or less than these estimates. Based on current information, we believe that our reserves are adequate. At this time, management believes that it is remote that any single environmental event would have a materially adverse impact on our financial statements in any single fiscal year. We spent $0.6 million and $0.4 million (net of amounts borne by VI and VSEA) during the first quarter of fiscal years 2003 and 2002, respectively.

     We have received cash payments in the form of settlements and judgments from various insurance companies and other third parties from time to time. In addition, we have an agreement with an insurance company to pay a portion of our past and future expenditures. As a result of this agreement, we have a $3.8 million receivable included in “other non-current assets” as of December 27, 2002. We believe that this receivable is collectible because it is based on a binding, written settlement agreement with a financially viable insurance company.

     Our present and past facilities have been in operation for many years, and over that time in the course of those operations, these facilities have used substances, that are or might be considered hazardous, and we have generated and disposed of wastes that are or might be considered hazardous. Therefore, it is possible that additional environmental issues may arise in the future that we cannot now predict.

Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143 and 144. We believe that the adoption of SFAS 146 will not have a material impact on our consolidated financial position or results of the operations.

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

     We have significant international transactions in foreign currencies and address related financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s economy, and adhere to a policy of hedging firmly committed sales orders. These firmly committed foreign currency sales orders are hedged with forward exchange contracts. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into forward exchange contracts for trading purposes. The forward exchange contracts generally range from one to twelve months in original maturity. As of December 27, 2002, we do not have any forward exchange contract with an original maturity greater than one year. We also hedge the balance sheet exposures from our various foreign subsidiaries and business units having U.S. dollar functional currencies. We enter into these monthly foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

     The notional value of sold forward exchange contracts outstanding as of December 27, 2002 totaled $182.2 million. The notional value of purchased forward exchange contracts outstanding as of December 27, 2002 totaled $15.2 million. The notional amounts of forward exchange contracts are not a measure of our exposure. An adverse move in currency exchange rates would decrease the fair value of the contracts. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase in a similar manner. Accordingly, we believe that our hedging strategy should yield no material net impact to our results of operations or cash flows.

Interest Rate Risk

     Our market risk exposure to changes in interest rates is dependent primarily on the investments in our investment portfolio. Currently, our investment portfolio consists of highly liquid instruments in short-term investments, as well as a portion in long-term investments. As a result, if interest rates were to decrease substantially, we might be required to reinvest a substantial portion of our investment portfolio at lower interest rates. To date, we have not used derivative financial instruments to hedge the interest rate in our investment portfolio or long-term debt, but may consider the use of derivative instruments in the future.

     The principal amount of cash, cash equivalents and marketable securities at December 27, 2002 totaled $321 million with a related weighted average interest rate of 1.96%. The majority of our investments are in tax advantaged government bonds with an estimated average tax equivalent yield of 2.59%. Our investment portfolio of municipal bonds and corporate debt securities is classified as held-to-maturity, and any gains or losses relating to changes in interest rates would occur in the unlikely event of liquidation of all or part of the investment portfolio. Our long-term debt of $58.5 million at December 27, 2002 carries a weighted average fixed interest rate of 6.82% with principal payments due in various installments over a ten-year period, beginning in 2005. Our short-term notes payable of $0.1 million at December 27, 2002 carried a weighted average interest rate of 6.06% as of that date.

     The estimated fair value of our cash and cash equivalents (a portion of which was held abroad at December 27, 2002 and could be subject to additional taxation if it were repatriated in the U.S.) and marketable securities approximates the principal amounts of these financial instruments.

     Although payments under some of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

     We are subject to various legal proceedings and claims that are discussed in the Note 13 to the Condensed Consolidated Financial Statements. We are also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. While we can provide no assurances as to the ultimate outcome of any litigation, management does not believe any pending legal proceeding will result in a judgment or settlement that would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 5. Other Information

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services, approved in the first quarter of fiscal year 2003 by our Audit Committee, to be performed by PricewaterhouseCoopers LLP, our independent auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of our financial statements. The non-audit services approved by our Audit Committee in the first quarter of fiscal year 2003, listed below, are each considered by us to be audit related services, except for the tax consultations, which are considered to be other services. Each of the services has been approved in accordance with a pre-approval from our Audit Committee or the Committee’s Chairman pursuant to delegated authority by our Committee.

     During the quarter covered by this filing, our Audit Committee approved new or recurring engagements of PricewaterhouseCoopers LLP for the following non-audit services: (1) audit of various pension plans; and (2) tax consultations.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit
No.	Description

15.1	Letter Regarding Unaudited Interim Financial Information.
99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The Company did not file any Current Reports on Form 8-K during the quarter ended December 27, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC. (Registrant)

Dated February 4, 2003	By:	/s/ ELISHA W. FINNEY

Elisha W. Finney Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Chief Executive Officer Certification

I, Richard M. Levy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Varian Medical Systems, Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 4, 2003	/s/	Richard M. Levy

Richard M. Levy President and Chief Executive Officer

Chief Financial Officer Certification

I, Elisha W. Finney, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Varian Medical Systems, Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 4, 2003	/s/	ELISHA W. FINNEY

Elisha W. Finney Vice President, Finance, and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.	Description

15.1	Letter Regarding Unaudited Interim Financial Information.
99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.