Form 10-Q
period 2003-03-28
VARIAN MEDICAL SYSTEMS INC
filed 2003-05-05
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2003
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 1-7598

VARIAN MEDICAL SYSTEMS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-2359345
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

3100 Hansen Way,
Palo Alto, California	94304-1030
(Address of principal executive offices)	(Zip Code)

(650) 493-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value	New York Stock Exchange / Pacific Exchange
Preferred Stock Purchase Rights	New York Stock Exchange / Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,274,983 shares of Common Stock, par value $1 per share, outstanding as of May 2, 2003.

www.varian.com
(NYSE: VAR)

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

          In addition to historical information, this quarterly report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc.’s (“VMS,” “we,” “our” or “the Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed below, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations –– Factors Affecting Our Business” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2002, and from time to time in our other filings with the Securities and Exchange Commission. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as Intensity Modulated Radiation Therapy, or IMRT, brachytherapy, software, treatment techniques, and advanced X-ray products; growth drivers; orders, sales, backlog or earnings growth; future financial results and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “will,” “hopeful,” “continued,” “could,” “estimating,” “optimistic,” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. Such risks and uncertainties include:

•	market acceptance and demand for our products;

•	our ability to anticipate and keep pace with changes in the marketplace and technological innovation;

•	our ability to successfully develop and commercialize new products and new product enhancements;

•	our ability to meet U.S. Food and Drug Administration and other domestic or foreign regulatory requirements or product clearances, which might limit the products we can sell, subject us to fines or other regulatory actions, and/or increase costs;

•	the impact of managed care initiatives or other healthcare reforms and/or limitations on third party reimbursements, including resulting pressure on pricing and demand for our products;

•	the possibility that material product liability claims could harm our future sales or require us to pay uninsured claims, and the availability and adequacy of our insurance to cover any such liabilities;

•	the competitive nature of the markets in which we compete, and the impact of competition on our pricing, sales, margins and market share;

•	our ability to maintain or increase operating margins;

•	our ability to protect our intellectual property and the competitive position of our products;

•	the possibility of intellectual property infringement claims against us;

•	our reliance on sole source or a limited number of suppliers for some key components;

•	our ability to provide the significant education and training required for the health care market to accept our products;

•	the effect of environmental claims and clean-up expenses on our costs;

•	the effect on our profit margins of product recycling and related regulatory requirements in European and other countries;

•	our ability to attract and retain qualified employees;

•	economic, political and other risks associated with our significant international operations, including the enforceability of obligations, the extent of taxes and trade restrictions and licensing and other requirements, and protection of intellectual property;

•	the effect of currency exchange rates;

•	our ability to match manufacturing capacity with demand for our products;

•	the impact of changing levels of sales to sole purchasers of certain X-ray tubes products and the potential for continued consolidation in the X-ray tubes market;

•	our ability to successfully integrate acquired businesses into our existing operations and to realize anticipated benefits;

•	our use of distributors for a portion of our sales, the loss of which could reduce sales;

•	our ability to make our products interoperate with one another or compatible with widely used third party products;

•	the effect that fluctuations in our operating results, including as a result of changes in accounting principles, may have on the price of our common stock;

•	the risk of loss or interruption to our operations or increased costs due to natural disasters, which may not be adequately covered by insurance, the availability and cost of power and energy supplies, strikes and other events beyond our control, including acts of terrorism or war;

•	the effect of Severe Acute Respiratory Syndrome (SARS) on travel and on related business operations;

•	our potential responsibility for additional tax obligations and other liabilities arising out of the spin-off of segments of our former businesses; and

•	the possibility that provisions of our Certificate of Incorporation and stockholder rights plan might discourage a takeover and therefore limit the price of our common stock.

          By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise. In addition, our reported results should not be considered indicative of future performance.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended

	March 28,	March 29,	March 28,	March 29,
(Amounts in thousands, except per share amounts)	2003	2002	2003	2002

Sales:
Product	$234,440	$190,682	$410,419	$339,962
Service contracts and other	31,716	29,841	62,440	55,688

Total sales	266,156	220,523	472,859	395,650

Cost of sales:
Product	137,887	115,308	243,435	208,123
Service contracts and other	22,268	21,178	43,346	39,842

Total cost of sales	160,155	136,486	286,781	247,965

Gross profit	106,001	84,037	186,078	147,685

Operating expenses:
Research and development	14,201	12,037	26,572	23,149
Selling, general and administrative	39,619	34,676	75,309	66,600
Reorganization expense	—	1	—	3

Total operating expenses	53,820	46,714	101,881	89,752

Operating earnings	52,181	37,323	84,197	57,933
Interest income	1,792	1,188	3,495	2,430
Interest expense	(1,017)	(1,080)	(2,145)	(2,165)

Earnings from operations before taxes	52,956	37,431	85,547	58,198
Taxes on earnings	18,800	13,660	30,370	21,240

Net earnings	$34,156	$23,771	$55,177	$36,958

Net earnings per share:
Basic	$0.50	$0.35	$0.81	$0.55

Diluted	$0.48	$0.34	$0.78	$0.53

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding – Basic	68,064	67,433	67,980	67,411

Weighted average shares outstanding – Diluted	71,069	70,372	70,993	70,134

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 28,	September 27,
(Dollars in thousands, except par values)	2003	2002

Assets
Current assets:
Cash and cash equivalents	$178,183	$160,285
Short-term marketable securities	64,407	41,035
Accounts receivable, net	239,469	237,345
Inventories	126,764	123,815
Other current assets	91,156	88,879

Total current assets	699,979	651,359

Property, plant and equipment	231,537	226,324
Accumulated depreciation and amortization	(151,871)	(144,184)

Net property, plant and equipment	79,666	82,140

Long-term marketable securities	112,634	97,529
Goodwill	59,979	59,996
Other non-current assets	22,843	19,253

Total assets	$975,101	$910,277

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$—	$58
Accounts payable	44,470	45,776
Accrued expenses	210,220	199,836
Product warranty	32,835	30,725
Advance payments from customers	90,105	81,688

Total current liabilities	377,630	358,083
Long-term accrued expenses and other	19,704	20,891
Long-term debt	58,500	58,500

Total liabilities	455,834	437,474

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock
Authorized 1,000,000 shares, par value $1 per share, issued and outstanding none	—	—
Common stock
Authorized 99,000,000 shares, par value $1 per share, issued and outstanding 68,177,000 shares at March 28, 2003 and 67,790,000 shares at September 27, 2002	68,177	67,790
Capital in excess of par value	141,215	118,278
Deferred stock compensation	(2,806)	(3,190)
Accumulated other comprehensive loss	(2,530)	(2,530)
Retained earnings	315,211	292,455

Total stockholders’ equity	519,267	472,803

Total liabilities and stockholders’ equity	$975,101	$910,277

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended

	March 28,	March 29,
(Dollars in thousands)	2003	2002

Cash flow from operating activities:
Net earnings	$55,177	$36,958
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,594	9,086
Allowance for doubtful accounts	1,811	397
Loss from sale of assets	24	102
Amortization of intangibles	424	347
Amortization of premiums, net	567	54
Stock-based compensation	649	537
Deferred taxes	836	(2,236)
Net change in fair value of derivatives and underlying commitments	(3,623)	3,107
Other	(79)	(564)
Changes in assets and liabilities:
Accounts receivable	4,660	3,203
Inventories	(2,803)	(10,374)
Other current assets	4,523	472
Accounts payable	(2,366)	(945)
Accrued expenses	3,753	9,247
Product warranty	1,949	1,511
Advance payments from customers	7,430	7,967
Long-term accrued expenses	(1,344)	(2,256)
Tax benefits from employee stock option plans	13,490	5,707

Net cash provided by operating activities	94,672	62,320

Cash flows from investing activities:
Purchase of marketable securities	(49,044)	(57,233)
Maturity of marketable securities	10,000	—
Purchase of property, plant and equipment	(7,323)	(10,236)
Proceeds from sale of property, plant and equipment	33	—
Purchase of a business, net of cash received	—	(2,851)
Increase in cash surrender value of life insurance	(3,988)	(3,001)
Other, net	53	(227)

Net cash used in investing activities	(50,269)	(73,548)

Cash flows from financing activities:
Net repayments on short-term obligations	(58)	(58)
Proceeds from common stock issued to employees	19,598	10,588
Repurchase of common stock	(42,450)	(20,732)

Net cash used in financing activities	(22,910)	(10,202)

Effects of exchange rate changes on cash	(3,595)	3,632
Net increase (decrease) in cash and cash equivalents	17,898	(17,798)
Cash and cash equivalents at beginning of period	160,285	218,961

Cash and cash equivalents at end of period	$178,183	$201,163

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Varian Medical Systems, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position as of March 28, 2003 and September 27, 2002, the results of operations for the three and six months ended March 28, 2003 and March 29, 2002 and cash flows for the six months ended March 28, 2003 and March 29, 2002. The results of operations for the three and six months ended March 28, 2003 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

NOTE 3 — MARKETABLE SECURITIES

The carrying amounts of marketable securities are as follows:

	March 28,	September 27,
(Dollars in thousands)	2003	2002

Municipal bonds	$136,704	$93,020
Corporate debt securities	40,337	45,544

	177,041	138,564
Less: Short-term marketable securities	64,407	41,035

Long-term marketable securities	$112,634	$97,529

At March 28, 2003, scheduled maturities of held-to-maturity investments are as follows:

March 28,
(Dollars in thousands)	2003

Due within one year	$64,407
Due after one year through three years	112,634

$177,041

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 4 — INVENTORIES

Inventories are valued at the lower of cost or market (realizable value) using last-in, first-out (“LIFO”) cost for Oncology Systems’ U.S. inventories. All other inventories are valued principally at average cost. If the first-in, first-out (“FIFO”) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $17.3 million at March 28, 2003 and $16.8 million at September 27, 2002. The components of inventories are as follows:

	March 28,	September 27,
(Dollars in thousands)	2003	2002

Raw materials and parts	$83,826	$81,878
Work-in-process	12,595	10,680
Finished goods	30,343	31,257

Total inventories	$126,764	$123,815

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in other non-current assets on the condensed consolidated balance sheets:

	March 28,	September 27,
(Dollars in thousands)	2003	2002

Intangible assets:
Amortized intangible assets:
Patents and other intangible assets	$12,629	$12,704
Technology	890	890
Accumulated amortization	(8,678)	(8,329)

Net carrying amount	$4,841	$5,265

Amortization expense for those intangible assets still required to be amortized under Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” was $212,000 and $183,000 for the three months ended March 28, 2003 and March 29, 2002, respectively, and $424,000 and $347,000 for the six months ended March 28, 2003 and March 29, 2002, respectively. The Company estimates amortization expense on a straight-line basis to be $412,000, $660,000, $630,000, $630,000, $593,000 and $1,915,000 for fiscal years 2003 (remaining six months) through 2007 and thereafter, respectively.

The following table reflects goodwill allocated to the Company’s reportable segments:

	March 28,	September 27,
(Dollars in thousands)	2003	2002

Oncology Systems	$47,288	$47,288
X-ray Products	477	477
Other	12,214	12,231

Total	$59,979	$59,996

NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has significant international transactions in foreign currencies and addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The forward exchange contracts generally range from one to twelve months in original maturity. At March 28, 2003, the Company did not have any forward exchange contract with an original maturity greater than twelve months. The Company does not hold derivative instruments for speculative or trading purposes.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The Company accounts for its hedges of foreign currency denominated sales orders (firm commitments) as fair value hedges. For the six months ended March 28, 2003, there were no material gains or losses due to hedge ineffectiveness. At March 28, 2003, the Company had foreign exchange forward contracts maturing through the second quarter of fiscal year 2004 to sell and purchase $164.4 million and $3.0 million, respectively, in various foreign currencies. At March 28, 2003, all open forward exchange contracts were deemed highly effective.

The Company also hedges balance sheet exposures from its various foreign subsidiaries and business units. These hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” accordingly, changes in their fair values are recognized in “selling, general and administrative expenses” in the then current period. Changes in the values of these hedging instruments are offset by changes in the values of foreign currency denominated assets and liabilities. At March 28, 2003, the Company had foreign exchange forward contracts maturing in the third quarter of fiscal year 2003 to sell and purchase $57.4 million and $20.3 million, respectively, to hedge the risks associated with foreign currency denominated assets and liabilities.

NOTE 7 — EARNINGS PER SHARE

Basic net earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common equivalent shares. Dilutive common equivalent shares consist of stock options, restricted performance shares and restricted common stock. A reconciliation of the numerator and denominator used in the earnings per share calculations is presented as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	March 28,	March 29,	March 28,	March 29,
	2003	2002	2003	2002

Numerator – Basic and Diluted:
Net earnings	$34,156	$23,771	$55,177	$36,958

Denominator – Basic:
Average shares outstanding	68,064	67,433	67,980	67,411

Net earnings per share – Basic	$0.50	$0.35	$0.81	$0.55

Denominator – Diluted:
Average shares outstanding	68,064	67,433	67,980	67,411
Dilutive common equivalent shares	2,878	2,854	2,891	2,648
Dilutive restricted performance shares and restricted common stock	127	85	122	75

Average shares outstanding	71,069	70,372	70,993	70,134

Net earnings per share – Diluted	$0.48	$0.34	$0.78	$0.53

Options to purchase 105,395 shares at an average exercise price of $50.06 per share were outstanding during the six months ended March 28, 2003, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the shares during the period.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Options to purchase 60,000 shares at an average exercise price of $39.79 per share and options to purchase 66,800 shares at an average exercise price of $39.33 per share were outstanding during the three and six months ended March 29, 2002, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the shares during the respective periods.

NOTE 8 — COMPREHENSIVE EARNINGS

Comprehensive earnings for the three and six months ended March 28, 2003 and March 29, 2002 equaled the reported net earnings. Accumulated other comprehensive loss for all periods presented resulted from a minimum pension liability adjustment, net of taxes.

NOTE 9 — INDUSTRY SEGMENTS

The Company’s operations are grouped into two reportable industry segments: Oncology Systems and X-ray Products. These industry segments were determined based on how management views and evaluates the Company’s operations. The Company’s Ginzton Technology Center, or GTC, and brachytherapy operations are reflected in an “other” category. The Company evaluates its financial performance and allocates its resources primarily based on operating earnings.

	Sales		Operating Earnings

	Three Months Ended		Three Months Ended

	March 28,	March 29,	March 28,	March 29,
(Dollars in millions)	2003	2002	2003	2002

Oncology Systems	$215	$186	$50	$41
X-ray Products	44	28	9	2
Other	7	7	—	—

Total industry segments	266	221	59	43
Corporate	—	—	(7)	(6)

Total Company	$266	$221	$52	$37

	Sales		Operating Earnings

	Six Months Ended		Six Months Ended

	March 28,	March 29,	March 28,	March 29,
(Dollars in millions)	2003	2002	2003	2002

Oncology Systems	$381	$332	$83	$68
X-ray Products	78	52	15	3
Other	14	12	(1)	(1)

Total industry segments	473	396	97	70
Corporate	—	—	(13)	(12)

Total Company	$473	$396	$84	$58

NOTE 10 — STOCK REPURCHASE PROGRAM

On August 20, 2001, the Company announced that its Board of Directors had authorized the repurchase by the Company of up to one million shares (on a pre-January 15, 2002 stock split basis) of our common stock over the following twelve-month period. The time period for the repurchase was extended by the Board of Directors until February 28, 2003. On February 14, 2003, the Company’s Board of Directors authorized an additional repurchase of up to two million shares of its common stock through the end of February 2004. During the six months ended March 28, 2003, the Company paid $42.4 million to repurchase 863,100 shares of its common stock. All shares that have been repurchased have been retired. As of March 28, 2003, the Company can still purchase up to 1,639,500 shares.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 11 — EMPLOYEE STOCK OPTIONS AND STOCK PURCHASE PLANS

Option activity under the Omnibus Stock Plan and the 2000 Stock Option Plan is presented below:

	Options	Weighted Average
	(in thousands)	Exercise Price

Options outstanding at September 29, 2000	9,360	$10.26
Granted	3,372	$28.10
Terminated or expired	(100)	$10.57
Exercised	(3,778)	$10.21

Options outstanding at September 28, 2001	8,854	$17.07
Granted	1,686	$35.95
Terminated or expired	(115)	$17.52
Exercised	(1,624)	$11.71

Options outstanding at September 27, 2002	8,801	$21.67
Granted	1,529	$48.80
Terminated or expired	(80)	$14.10
Exercised	(1,167)	$14.32

Options outstanding at March 28, 2003	9,083	$27.25

At March 28, 2003 and fiscal year-end 2002 and 2001, options to purchase 6,374,000, 6,241,000 and 4,912,000 shares of common stock were exercisable and 4,389,000, 5,907,000 and 7,740,000 shares were available for future grants under the Omnibus Stock Plan and the 2000 Stock Plan, respectively.

The following tables summarize information concerning options outstanding and exercisable under the Omnibus Stock Plan and the 2000 Stock Option Plan at March 28, 2003:

			Options Outstanding

			Average
			Remaining
			Number Outstanding	Contractual Life	Weighted Average
Range of Exercise Prices			(in thousands)	(in years)	Exercise Price

$5.63	–	$9.08	159	5.7	$8.74
$9.16			1,984	6.0	$9.16
$9.25	–	$12.70	408	5.0	$11.09
$13.32	–	$27.78	377	5.5	$16.34
$27.91			2,895	7.6	$27.91
$29.45	–	$42.53	1,734	8.6	$35.75
$42.99	–	$50.33	1,526	9.6	$48.82

Total			9,083	7.5	$27.25

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

			Options Exercisable

			Number
			Exercisable	Weighted Average
Range of Exercise Prices			(in thousands)	Exercise Price

$5.63	–	$9.08	159	$8.74
$9.16			1,984	$9.16
$9.25	–	$12.70	408	$11.09
$13.32	–	$27.78	370	$16.12
$27.91			2,537	$27.91
$29.45	–	$42.53	817	$35.67
$42.99	–	$50.33	99	$49.66

Total			6,374	$21.16

During the first quarter of fiscal year 2003, the Company adopted Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS 123.” The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended		Six Months Ended

	March 28,	March 29,	March 28,	March 29,
(Dollars in thousands, except per share amounts)	2003	2002	2003	2002

Net earnings, as reported	$34,156	$23,771	$55,177	$36,958
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	246	169	419	341
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(6,809)	(5,460)	(10,964)	(9,220)

Pro forma net earnings	$27,593	$18,480	$44,632	$28,079

Net earnings per share — Basic:
As reported	$0.50	$0.35	$0.81	$0.55

Pro forma	$0.41	$0.27	$0.66	$0.42

Net earnings per share — Diluted:
As reported	$0.48	$0.34	$0.78	$0.53

Pro forma	$0.39	$0.26	$0.63	$0.40

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plans

	Three Months Ended		Six Months Ended

	March 28,	March 29,	March 28,	March 29,
	2003	2002	2003	2002

Expected dividend yield	—	—	—	—
Risk-free interest rate	3.3%	4.4%	3.1%	4.3%
Expected volatility	36.1%	37.6%	36.9%	37.6%
Expected life (in years):
Employees	4	4	4	4
Officers	7	7	7	7

	Employee Stock Purchase Plan

	Three Months Ended		Six Months Ended

	March 28,	March 29,	March 28,	March 29,
	2003	2002	2003	2002

Expected dividend yield	—	—	—	—
Risk-free interest rate	1.2%	2.1%	1.2%	2.1%
Expected volatility	36.1%	37.6%	36.1%	37.6%
Expected life (in years):
Employees	.50	.50	.50	.50
Officers	.50	.50	.50	.50

The weighted average estimated fair values of employee stock options granted during the three months ended March 28, 2003 and March 29, 2002 were $21.48 and $17.26 per share, respectively. The weighted average estimated fair values of employee stock options granted during the six months ended March 28, 2003 and March 29, 2002 were $18.68 and $14.56 per share, respectively. The weighted average estimated fair values of the shares issued from the Employee Stock Purchase Plan during the three and six months ended March 28, 2003 and March 29, 2002 were $13.59 and $10.01, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 12 — PRODUCT WARRANTY

The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represents the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, the Company reviews the accrued balances and updates the historical warranty cost trends. The following table reflects the change in the Company’s warranty accrual during the six months ended March 28, 2003.

(Dollars in thousands)
Warranty accrual, September 27, 2002	$30,725
Charged to costs and expenses	15,532
Actual warranty expenditures	(13,422)

Warranty accrual, March 28, 2003	$32,835

NOTE 13 — COMMITMENTS AND CONTINGENCIES

The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at nine sites where Varian Associates, Inc. is alleged to have shipped manufacturing waste for recycling or disposal. In addition, the Company is overseeing environmental cleanup projects and as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company’s sale of its electron devices business during 1995, and the sale of its thin film systems business during 1997). Under the terms of the agreement governing the Distribution, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $0.4 million and $0.5 million (net of amounts borne by VI and VSEA) for the three months ended March 28, 2003 and March 29, 2002, respectively, on environmental investigation, cleanup and third party claim costs. The Company spent $1.0 million and $0.9 million (net of amounts borne by VI and VSEA) for the six months ended March 28, 2003 and March 29, 2002, respectively, on environmental investigation, cleanup and third party claim costs.

For a number of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities (including cleanup costs, reimbursements to third parties, project management costs and legal costs) if undertaken. As of March 28, 2003, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects for these sites ranged in the aggregate from $5.1 million to $13.7 million. The time frame over which the Company expects to complete the cleanup projects varies with each site, ranging up to approximately 30 years as of March 28, 2003. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $5.1 million as of March 28, 2003. The amount accrued has not been discounted to present value.

As to other sites and facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future cleanup activities. As of March 28, 2003, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects, including reimbursements to third party’s claims, for these sites and facilities ranged in the aggregate from $17.4 million to $38.2 million. The time frame over which these cleanup projects are expected to be complete varies with each site and facility, ranging up to

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

approximately 30 years as of March 28, 2003. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $21.1 million at March 28, 2003. The Company accordingly accrued $14.0 million, which represents its best estimate of the future costs of $21.1 million discounted at 4%, net of inflation. This accrual is in addition to the $5.1 million described in the preceding paragraph.

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

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company received certain cash payments in the form of settlements and judgments during fiscal years 1995, 1996, 1997, 1998, 2001 and 2002 from defendants, its insurers and other third parties. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company’s past and future environmental-related expenditures, and the Company therefore has a $3.8 million receivable in other non-current assets at March 28, 2003. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company.

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

NOTE 14 — RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue be allocated

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

amongst the different items based on fair value. EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables that is not delivered completely must be deferred until delivery of the item is complete. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this Statement will not have a material impact on the consolidated financial position or results of operations of the Company.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of Varian Medical Systems, Inc. and its subsidiaries as of March 28, 2003 and September 27, 2002, and the related condensed consolidated statements of earnings for each of the three-month and six-months periods ended March 28, 2003 and March 29, 2002 and the condensed consolidated statements of cash flows for the six-month periods ended March 28, 2003 and March 29, 2002. These financial statements are the responsibility of the Company’s management.

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
April 17, 2003

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          We are a world leader in the design and manufacture of integrated systems of equipment and software for treating cancer with radiation therapy, as well as high-quality, cost-effective X-ray tubes for original equipment manufacturers, replacement X-ray tubes and imaging subsystems. Our Oncology Systems business produces and sells a fully integrated system of products for treating cancer with radiation, including not only linear accelerators and treatment simulation and verification products but also information management and treatment planning software and other sophisticated ancillary products and services. Our linear accelerators and treatment simulation and verification products are sold and in service around the world. Our X-ray Products business manufactures and sells X-ray tubes that cover a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, special procedures and mammography that are sold to most major diagnostic equipment manufacturers, or OEMs, as well as directly to end-users for replacement purposes. We also manufacture and sell advanced brachytherapy products. Results of our brachytherapy operations are reported in with those of Ginzton Technology Center, or GTC, which conducts internal and contract research.

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

Critical Accounting Policies and Estimates

          This discussion and analysis of financial condition and results of operation is based on our consolidated financial statements, which we prepare in conformity with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate.

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

     Revenue Recognition

          We recognize revenue for product sales in accordance with Staff Accounting Bulletin No. 101, or SAB 101, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. In general, for hardware products that include obligations for installation, our policy is to recognize the amount earned upon transfer of risk of loss and defer revenue recognition on the greater of the fair value of the installation services or the amount of payment that is contractually linked to the installation or acceptance clause. For amounts deferred, revenue is recognized upon completion or satisfaction of remaining obligations. Revenue for product sales in the X-ray Products business is recognized when title to the product transfers to the customer because these products do not include any installation obligations. Revenue related to spare part sales in the Oncology Service business is generally recognized when title to the product transfers to the customer. Revenue related to services performed on a time-and-materials basis is recognized when it is earned and billable. Revenue related to service contracts is recognized ratably over the period of the related contract.

          Revenue for software product sales are recognized under the provisions of Statement of Position 97-2, or SOP 97-2, as amended, generally at the time of customer acceptance. Revenue earned on software arrangements involving multiple elements is allocated to each element based on vendor-specific objective evidence, which is based on the average price charged when the same element is sold separately. In instances when evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).

          Revenue recognition is dependent on the timing of shipment and is subject to customer acceptance and readiness. If shipments are not made on scheduled timelines or the products are not accepted by the customer, our reported revenues may differ materially from expectations.

     Allowance For Doubtful Accounts

          Credit evaluations are undertaken for all major sale transactions before shipment is authorized. Normal payment terms require payment of a small portion of the purchase price upon signing of the purchase order contract, a significant amount upon transfer of risk of loss and the remaining upon completion of the installation. On a quarterly basis, we evaluate aged items in the accounts receivable aging and provide reserves in an amount we deem adequate for doubtful accounts. In addition, customer financial conditions may change and increase the risk of collectibility and may require additional provisions which would negatively impact our operating results. As of March 28, 2003, our provisions for doubtful accounts represented approximately 2% of total accounts receivable.

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

     Warranty Obligations

          We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent our best estimate at the time of sale of the total costs that we will incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. Actual warranty costs could differ from the estimated amounts. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. If we were required to accrue additional warranty cost in the future, it would negatively affect operating results.

     Impairment of Goodwill

          We adopted Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets,” during the first quarter of fiscal year 2002. This statement requires us to make an initial assessment within the first six months of adoption and then annual assessments thereafter as to the carrying value of the goodwill. During the first and fourth quarters of fiscal year 2002, we determined that the fair value of the reporting units, which are the industry segments as described in Note 9 “Industry Segments” of the Notes to the condensed consolidated financial statements, exceeded the carrying value and thus we did not need to record an impairment charge. We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal years or more frequently if certain indicators arise. In assessing the value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the reporting units. If these estimates or their related assumptions change in the future, we may be required to record impairment charges that would negatively impact operating results. As of March 28, 2003, the carrying value of goodwill was $60 million.

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

Results of Operations

     Fiscal Year

          Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2003 is the 52-week period ending September 26, 2003, and fiscal year 2002 was the 52-week period that ended September 27, 2002. The fiscal quarters ended March 28, 2003 and March 29, 2002 were both 13-week periods. The six-month periods ended March 28, 2003 and March 29, 2002 were both 26 weeks long.

     Second Quarter of Fiscal Year 2003 Compared to Second Quarter of Fiscal Year 2002

Total Sales: Our total sales of $266 million in the second quarter of fiscal year 2003 were 21% higher than our sales of $221 million in the second quarter of fiscal year 2002. The increase in total sales from the year-ago period was primarily due to continued strength in our Oncology Systems business and recovery of our X-ray Products business, particularly our CT scanning tube product lines, from an unusually weak second quarter of fiscal year 2002. International sales (which we consider to be sales outside of North America) were $102 million in the second quarter of fiscal year 2003, compared to $84 million in the second quarter of fiscal year 2002 (representing 39% of total sales in each quarter). Product sales were $234 million (representing 88% of total sales) in the second quarter of fiscal year 2003, compared to $191 million (representing 86% of total sales) in the second quarter of fiscal year 2002. Service and other sales were $32 million (representing 12% of total sales) in the second quarter of fiscal year 2003, compared to $30 million (representing 14% of total sales) in the second quarter of fiscal year 2002.

Sales (by segment and revenue classification)	Three Months Ended

	March 28,	March 29,
(Dollars in millions)	2003	2002

Oncology Systems:
Product	$185.0	$158.9
Service contracts and other	29.5	26.8

Total Oncology Systems	$214.5	$185.7

X-ray Products:
Product	$44.2	$27.8
Service contracts and other	—	—

Total X-ray Products	$44.2	$27.8

Other:
Product	$5.3	$4.0
Service contracts and other	2.2	3.1

Total Other	$7.5	$7.1

Sales (by segment and region)	Three Months Ended

	March 28,	March 29,
(Dollars in millions)	2003	2002

Oncology Systems:
North America	$144.5	$120.3
Europe	45.1	36.5
Asia	21.2	19.8
Rest of the world	3.7	9.1

Total Oncology Systems	$214.5	$185.7

X-ray Products:
North America	$14.2	$11.0
Europe	5.8	3.9
Asia	23.2	11.9
Rest of the world	1.0	1.0

Total X-ray Products	$44.2	$27.8

Other:	$7.5	$7.1

Oncology Systems sales:	Sales for the Oncology Systems business increased 16% to $215 million (representing 81% of total sales) in the second quarter of fiscal year 2003, compared to $186 million (representing 84% of total sales) for the same period in fiscal year 2002. Product sales increased 16% to $185 million in the second quarter of fiscal year 2003, compared to $159 million for the same period in fiscal year 2002 (representing 86% of Oncology Systems sales in each quarter). Service contracts and other sales increased 10% to $29 million in the second quarter of fiscal year 2003, compared to $27 million for the same period in fiscal year 2002 (representing 14% of Oncology Systems sales in each quarter). Oncology Systems international sales (representing 33% of total Oncology Systems sales), both product and service, for the second quarter of fiscal year 2003 increased by 7% from the same period in fiscal year 2002 due in part to continued strength of foreign currencies against the U.S. dollar. Oncology Systems North American sales (representing 67% of total Oncology Systems sales) for the second quarter of fiscal year 2003 increased by 20% from the same period in fiscal year 2002. Product sales in North America increased due in part to continued demand for new technology, including Intensity Modulated Radiation Therapy, or IMRT, and IMRT-related products.

X-ray Products sales:	Sales for the X-ray Products business increased by 59% to $44 million (representing 17% of total sales) in the second quarter of fiscal 2003, compared to $28 million (representing 13% of total sales) for the same period in fiscal year 2002. X-ray Products sales in the second quarter of fiscal year 2002 were unusually weak when compared to our historical second fiscal quarter sales levels due to excess inventory levels at our largest OEM customer as well as a general weakness in the X-ray tube market at that time. As this same customer’s inventory levels improved and it began to restock its inventory positions, our business began to recover in the third quarter of fiscal year 2002 and continued this improvement through the second quarter of fiscal year 2003. We also experienced an increase in the volume of sales of new products introduced over the past twelve months. We do not expect to sustain the growth rates experienced during the past two quarters of fiscal year 2003 and expect sales to increase modestly for the third quarter of fiscal year 2003 compared to the same period in fiscal year 2002.

Other sales:	Combined sales in our GTC and brachytherapy operations were $8 million for the second quarter of fiscal year 2003, compared to $7 million for the same period in fiscal year 2002, with the increase primarily attributable to the addition of the GammaMed product line for high dosage brachytherapy. The GammaMed product line was acquired in the fourth quarter of fiscal year 2002. Product sales in these two operations were $5 million for the second quarter of fiscal year 2003 compared to $4 million in the same period in fiscal year 2002. Service contracts and other sales were $2 million for the second quarter of fiscal year 2003 compared to $3 million in the same period in fiscal year 2002.

Gross Profit: We recorded gross profit of $106 million in the second quarter of fiscal year 2003 and $84 million in the second quarter of fiscal year 2002, an increase of 26%. As a percentage of total sales, gross profit was 40% in the second quarter of fiscal year 2003, compared to 38% for the same period of fiscal year 2002.

Gross profit as a percentage of Oncology Systems sales remained constant at 40% for both the second quarter of fiscal year 2003 and 2002. Gross profit as a percentage of X-ray Products sales increased to 36% in the second quarter of fiscal year 2003 from 27% in the second quarter of fiscal year 2002, stemming primarily from an increase in sales volume and manufacturing productivity resulting from the quality improvement programs started in fiscal year 2002.

Research and Development: Research and development expenses increased to $14 million in the second quarter of fiscal year 2003 compared to $12 million in the same period of fiscal year 2002. As a percentage of total sales, research and development remained unchanged at 5% in each period. The increase in absolute dollars in research and development expenses in the second quarter of fiscal year 2003 occurred primarily in Oncology Systems.

Selling, General and Administrative: Selling, general and administrative expenses increased to $40 million in the second quarter of fiscal year 2003 compared to $35 million in the same period of fiscal year 2002, representing 15% of total sales for the second quarter of fiscal year 2003 compared to 16% in the same period of fiscal year 2002. The increase in absolute dollars in selling, general and administrative expenses in the second quarter of fiscal year 2003 can be attributed primarily to the increase in business activity and personnel in Oncology Systems.

Interest Income, Net: Net interest income increased to $0.8 million for the second quarter of fiscal year 2003 compared to $0.1 million in the same period of fiscal year 2002. The increase was primarily a result of increased cash and marketable securities levels.

Taxes on Earnings: Our estimated effective tax rate for the second quarter of fiscal year 2003 was 35.5% compared to 36.5% in the second quarter of fiscal year 2002. This decline is primarily due to tax-exempt interest earned on our investments in municipal bonds. In general, our effective income tax rate differs from the statutory rates largely as a function of benefits realized from our extraterritorial income exclusion, tax-exempt interest and foreign taxes. Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax earnings, and the effectiveness of our tax planning strategies.

Earnings Per Diluted Share: Earnings per diluted share was $0.48 for the second quarter of fiscal year 2003, compared to $0.34 for the second quarter of fiscal year 2002, an increase of 41%. The increase can be attributed to the significant increase in total sales, improvement in gross margins and slower growth in selling and general and administrative expenses.

     First Half of Fiscal Year 2003 Compared First Half of Fiscal Year 2002

Total Sales: Our total sales of $473 million in the first half of fiscal year 2003 were 20% higher than our sales of $396 million in the first half of fiscal year 2002 with all business segments contributing to the increase. International sales (which we consider to be sales outside of North America) were $180 million in the first half of fiscal year 2003, compared to $150 million in the first half of fiscal year 2002 (representing 38% of total sales in both six-month periods). Product sales were $410 million (representing 87% of total sales) in the first half of fiscal year 2003, compared to $340 million (representing 86% of total sales) in the first half of fiscal year 2002. Service and other sales were $62 million (representing 13% of total sales) in the first half of fiscal year 2003, compared to $56 million (representing 14% of total sales) in the first half of fiscal year 2002.

Sales (by segment and revenue classification)	Six Months Ended

	March 28,	March 29,
(Dollars in millions)	2003	2002

Oncology Systems:
Product	$322.5	$281.2
Service contracts and other	57.9	50.4

Total Oncology Systems	$380.4	$331.6

X-ray Products:
Product	$78.2	$52.5
Service contracts and other	—	—

Total X-ray Products	$78.2	$52.5

Other:
Product	$9.8	$6.3
Service contracts and other	4.5	5.3

Total Other	$14.3	$11.6

Sales (by segment and region)	Six Months Ended

	March 28,	March 29,
(Dollars in millions)	2003	2002

Oncology Systems:
North America	$253.2	$216.2
Europe	82.7	67.9
Asia	36.5	34.3
Rest of the world	8.0	13.2

Total Oncology Systems	$380.4	$331.6

X-ray Products:
North America	$29.5	$20.8
Europe	10.1	7.8
Asia	36.7	21.5
Rest of the world	1.9	2.4

Total X-ray Products	$78.2	$52.5

Other:	$14.3	$11.6

Oncology Systems sales:	Sales for the Oncology Systems business increased 15% to $380 million (representing 80% of total sales) in the first half of fiscal year 2003, compared to $332 million (representing 84% of total sales) for the same period in fiscal year 2002. Product sales increased 15% to $322 million in the first half of fiscal year 2003, compared to $281 million for the same period in fiscal year 2002

(representing 85% of Oncology Systems sales for each period). Service contracts and other sales increased 15% to $58 million in the first half of fiscal year 2003, compared to $50 million for the same period in fiscal year 2002 (representing 15% of Oncology Systems sales for each period). Oncology Systems international sales (representing 34% of total Oncology Systems sales), both product and service, for the first half of fiscal year 2003 increased by 10% from the same period in fiscal year 2002 due in part to continued strength of foreign currencies against the U.S. dollar. Oncology Systems North American sales (representing 66% of total Oncology Systems sales) for the first half of fiscal year 2003 increased by 17% from the same period in fiscal year 2002. Product sales in North America increased due in part to continued demand for new technology, including IMRT and IMRT-related products.

X-ray Products sales:	Sales for the X-ray Products business increased by 49% to $78 million (representing 17% of total sales) in the first half of fiscal year 2003, compared to $52 million (representing 13% of total sales) for the same period in fiscal year 2002. X-ray Products sales in the first half of fiscal year 2002 were unusually weak compared to historical levels due to excess inventory levels at our largest OEM customer as well as a general weakness in the X-ray tube market. Starting in the second half of fiscal year 2002 and continuing through the first half of fiscal year 2003 this OEM customer replenished its inventory. In our first half of fiscal year 2003, we also experienced an increase in sales volume of new tubes for baggage screening as well as replacement tubes for third party service organizations. We do not expect to sustain the growth rates experienced during first half of fiscal year 2003 and believe that X-ray Products sales for the second half of fiscal year 2003 will increase modestly compared with the year-ago period.

Other sales:	Combined sales in our GTC and brachytherapy operations were $14 million for the first half of fiscal year 2003, compared to $12 million for the same period in fiscal year 2002, with the increase primarily attributable to the addition of the GammaMed product line for high dosage brachytherapy. The GammaMed product line was acquired in the fourth quarter of fiscal year 2002. Product sales in these two operations were $10 million for the first half of fiscal year 2003 compared to $6 million in the same period in fiscal year 2002. Service contracts and other sales were $4 million for the first half of fiscal year 2003 compared to $5 million in the same period in fiscal year 2002.

Gross Profit: We recorded gross profit of $186 million in the first half of fiscal year 2003 and $148 million in the first half of fiscal year 2002, an increase of 26%. As a percentage of total sales, gross profit was 39% in the first half of fiscal year 2003, compared to 37% for the same period of fiscal year 2002.

Gross profit as a percentage of Oncology Systems sales increased to 40% in the first half of fiscal year 2003 from 39% for the same period in fiscal 2002 due principally to increased sales of ancillary products (such as treatment planning software, PortalVision units, respiratory gating systems and multi-leaf collimator upgrades), which traditionally have higher margins. In addition, gross profit as a percentage of X-ray Products sales increased to 36% in the first half of fiscal year 2003 from 26% in the first half of fiscal year 2002. The gross profit increase in X-ray Products stemmed primarily from an increase in sales volume and manufacturing productivity resulting from the quality improvement programs implemented in fiscal year 2002.

Research and Development: Research and development expenses increased to $27 million in the first half of fiscal year 2003 compared to $23 million in the same period of fiscal year 2002. As a percentage of total sales, research and development remained unchanged at 6% in each period. The increase in absolute dollars in research and development expenses in the first half of fiscal year 2003 occurred primarily in Oncology Systems.

Selling, General and Administrative: Selling, general and administrative expenses increased to $75 million in the first half of fiscal year 2003 compared to $67 million in the same period of fiscal year 2002, representing 16% of total sales for the first half of fiscal year 2003 compared to 17% in the same period of fiscal year 2002. The increase in absolute dollars in selling, general and administrative expenses in the first half of fiscal year 2003 can be attributed primarily to the increase in business activity and personnel in Oncology Systems, increased insurance and information technology costs and an increase to our allowance for doubtful accounts.

Interest Income, Net: Net interest income increased to $1.4 million for the first half of fiscal year 2003 compared to $0.3 million in the same period of fiscal year 2002. The increase was primarily a result of increased cash and marketable securities levels.

Taxes on Earnings: Our estimated effective tax rate for the first half of fiscal year 2003 was 35.5% compared to 36.5% in the first half of fiscal year 2002. This decline is primarily due to tax-exempt interest earned on our investments in municipal bonds.

Earnings Per Diluted Share: Earnings per diluted share was $0.78 for the first half of fiscal year 2003, compared to $0.53 for the first half of fiscal year 2002, an increase of 47%. The increase can be attributed to the increase in total sales, improvement in gross margins and slower growth in selling and general and administrative expenses.

Outlook

Total Sales: Due to our sales volume in the first half of fiscal year 2003, particularly in X-ray Products, we believe that sales for the full fiscal year 2003 will increase in the range of 16% to 17% over fiscal year 2002 sales, with total sales for the third quarter of fiscal year 2003 to increase in the range of 15% to 16% of the third quarter of fiscal year 2002.

Oncology Systems Sales: For our Oncology Systems business, we believe that we can sustain long-term growth rates of 10% to 15% due to the increasing number of cancer cases, international markets being under-equipped, the large percentage of our installed base that can be replaced or upgraded, as well as new products that we believe will enhance the effectiveness of radiation therapy.

X-ray Products Sales: For our X-ray Products business, we do not expect to sustain the growth rates experienced during the past two quarters of fiscal year 2003. We expect sales to increase modestly for the third quarter and second half of fiscal year 2003 compared to the same periods in fiscal year 2002, with overall sales for fiscal year 2003 growing approximately 20% over sales in the prior fiscal year due to the strength of the first half of fiscal year 2003.

Gross Profit: Based on the margin improvement in the first half of fiscal year 2003 as well as growth in sales volume overall, we believe that gross margins will improve by about one percentage point to approximately 40% in fiscal year 2003.

Earnings Per Diluted Share: Based upon the strong results in the second quarter and first half of fiscal year 2003 and the stronger than expected recovery in our X-ray Products business, we believe that earnings per diluted share for the third quarter of fiscal year 2003 will increase in the range of 22% over the same period in fiscal year 2002 and earnings per diluted share for fiscal year 2003 will increase by 31% over the amount in fiscal year 2002.

The foregoing are forward-looking statements and projections that are subject to the factors, risks and uncertainties set forth or referred to under the “Forward-Looking Statements” section above and actual results and the outcome or timing of certain events may differ significantly.

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

          At March 28, 2003, we had $58.5 million of long-term loans. Interest rates on the outstanding long-term loans on this date ranged from 6.70% to 7.15% with a weighted average interest rate of 6.82%. The long-term loans currently contain covenants that limit future borrowings and cash dividend payments. The covenants also require us to maintain specified levels of working capital and operating results. At March 28, 2003, we were in compliance with all such loan covenants.

          At March 28, 2003, we had $355 million in cash, cash equivalents and marketable securities (approximately 13% of which was held abroad and could be subject to additional taxation if it was repatriated to the U.S.) compared to $299 million at September 27, 2002.

          Our primary cash inflows and outflows for the first half of fiscal year 2003 and 2002 were as follows:

•	We generated net cash from operating activities of $95 million during the first half of fiscal year 2003, compared to $62 million in the same period of fiscal year 2002. Increases in net earnings of $18 million, tax benefit from employee stock options of $8 million and reduction in working capital of $7 million contributed to the increase in the first half of fiscal year 2003.

•	Investing activities used $50 million of net cash in the first half of fiscal year 2003 compared to $74 million in the first half of fiscal year 2002. Our net purchases of marketable securities during the first half of fiscal year 2003 were $18 million less compared to the same period of fiscal year 2002.

•	Financing activities used net cash of $23 million in the first half of fiscal year 2003 compared to net cash used of $10 million in the same period of fiscal year 2002. During the first half of fiscal year 2003, we received $20 million in proceeds from employee stock option exercises and used $42 million for the purchase of common stock compared to receiving $11 million in proceeds from employee stock option exercises and using $21 million for the purchase of common stock during the first half of fiscal year 2002.

          Total debt as a percentage of total capital was 10% and at March 28, 2003 compared to 11% at September 27, 2002. The ratio of current assets to current liabilities increased to 1.85 to 1 as of March 28, 2003 as compared to 1.82 to 1 as of September 27, 2002. At March 28, 2003, we had $26.9 million available in unused uncommitted lines of credit.

          The following summarizes certain of our contractual obligations as of March 28, 2003 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	2003	2004	2005	2006	2007	Thereafter

Operating leases	$4.7	$8.6	$7.1	$4.8	$1.8	$3.5
Long-term debt	—	—	5.3	2.5	7.8	42.9

Total	$4.7	$8.6	$12.4	$7.3	$9.6	$46.4

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

Stock Repurchase Program

          On August 20, 2001, we announced that our Board of Directors had authorized the repurchase of up to one million shares (on a pre-January 15, 2002 stock split basis) of our common stock over the following twelve-month period. The time period for the repurchase was extended by the Board of Directors until February 28, 2003. On February 14, 2003, our Board of Directors authorized an additional repurchase of up to two million shares of our common stock through the end of February 2004. During the six months ended March 28, 2003, we paid $42.4 million to repurchase 863,100 shares of common stock. All shares that have been repurchased have been retired. As of March 28, 2003, we could still purchase up to 1,639,500 shares.

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

          From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. Under various laws (such as the federal “Superfund” law) and under our obligations concerning operations before the spin-offs, we are overseeing environmental cleanup projects from our pre-spun-off operations and as applicable reimbursing third parties (such as the U.S. Environmental Protection Agency or other responsible parties) for cleanup activities. Under the terms of the agreement governing the distribution, Varian, Inc. (“VI”) and Varian Semiconductor Equipment Associates, Inc. (“VSEA”) are each obligated to indemnify us for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by us). The cleanup projects we are overseeing are being conducted under the direction of or in consultation with relevant regulatory agencies. We estimate these cleanup projects will take up to 30 years to complete. As described below, we have accrued a total of $19.1 million as of March 28, 2003 to cover our liabilities for these cleanup projects:

•	Our estimate of future costs for certain cleanup activities ranges from $5.1 million to $13.7 million. For these estimates, we have not discounted the costs to present dollars because of the uncertainties that make it difficult to develop a best estimate and have accrued $5.1 million, which is the amount at the low end of the range.

•	For eight cleanup projects, we have sufficient knowledge to develop better estimates of our future costs. While our estimate of future costs to complete these cleanup projects, including third party claims, ranges from $17.4 million to $38.2 million, our best estimate within that range is $21.1 million. For these projects, we have accrued $14.0 million, which is our best estimate of the $21.1 million discounted to present dollars at 4%, net of inflation.

          When we developed the estimates above, we considered the financial strength of other potentially responsible parties. These amounts are, however, only estimates and may be revised in the future as we get more information on these projects. We may also spend more or less than these estimates. Based on current information, we believe that our reserves are adequate. At this time, management believes that it is remote that any single environmental event would have a materially adverse impact on our financial statements in any single fiscal year. We spent $0.4 million and $0.5 million (net of amounts borne by VI and VSEA) during the second quarter of fiscal years 2003 and 2002, respectively. We spent $1.0 million and $0.9 million during the first half of fiscal years 2003 and 2002.

          We have received cash payments in the form of settlements and judgments from various insurance companies and other third parties from time to time. In addition, we have an agreement with an insurance company to pay a portion of our past and future expenditures. As a result of this agreement, we have a $3.8 million receivable included in “other non-current assets” as of March 28, 2003. We believe that this receivable is collectible because it is based on a binding, written settlement agreement with a financially viable insurance company.

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

Recent Accounting Pronouncements

          In November 2002, the Emerging Issues Task Force, or EITF, issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue be allocated amongst the different items based on fair value. EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables that is not delivered completely must be deferred until delivery of the item is complete. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of this Statement will not have a material impact on our consolidated financial position or results of the operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          We are exposed to two primary types of market risks: currency exchange rate risk and interest rate risk.

Currency Exchange Rate Risk

          As a global concern, we are exposed to movements in currency exchange rates. These exposures may change over time as business practices evolve and adverse movements could have a material adverse impact on our financial results. Historically, our primary exposures related to non-U.S. dollar denominated sales and purchases throughout Europe, Asia and Australia.

          We have significant international transactions in foreign currencies and address related financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and adhere to a policy of hedging firmly committed sales orders. These firmly committed foreign currency sales orders are hedged with forward exchange contracts. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating currency exchange rates. We do not enter into forward exchange contracts for trading purposes. The forward exchange contracts generally range from one to twelve months in original maturity. As of March 28, 2003, we do not have any forward exchange contract with an original maturity greater than one year. We also hedge the balance sheet exposures from our various foreign subsidiaries and business units having U.S. dollar functional currencies. We enter into these monthly foreign exchange forward contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

          The notional value of sold forward exchange contracts outstanding as of March 28, 2003 totaled $221.8 million. The notional value of purchased forward exchange contracts outstanding as of March 28, 2003 totaled $23.3 million. The notional amounts of forward exchange contracts are not a measure of our exposure. An adverse move in currency exchange rates would decrease the fair value of the contracts. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase in a similar manner. Accordingly, we believe that our hedging strategy should yield no material net impact to our results of operations or cash flows.

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

          The principal amount of cash, cash equivalents and marketable securities at March 28, 2003 totaled $355 million with a related weighted average interest rate of 1.77%. The majority of our investments are in tax advantaged government bonds with an estimated average tax equivalent yield of 2.34%. Our investment portfolio of municipal bonds and corporate debt securities is classified as held-to-maturity, and any gains or losses relating to changes in interest rates would occur in the unlikely event of liquidation of all or part of the investment portfolio. Our long-term debt of $58.5 million at March 28, 2003 carries a weighted average fixed interest rate of 6.82% with principal payments due in various installments over a ten-year period, beginning in 2005.

          The estimated fair value of our cash and cash equivalents (a portion of which was held abroad at March 28, 2003 and could be subject to additional taxation if it were repatriated in the U.S.) and marketable securities approximates the principal amounts of these financial instruments.

          Although payments under some of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

          We are subject to various legal proceedings and claims that are discussed in the Note 13 to the Condensed Consolidated Financial Statements. We are also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business. While we can provide no assurances as to the ultimate outcome of any litigation, management does not believe any pending legal proceeding will result in a judgment or settlement that would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on February 13, 2003 (the “Stockholder Meeting”), the stockholders of Varian Medical Systems, Inc. voted on the election of two directors (David W. Martin, Jr. and Ruediger Naumann-Etienne) to the Company’s Board of Directors for three-year terms ending at the 2006 annual meeting and the election of one director (Allen S. Lichter) to the Company’s Board of Directors for a two-year term ending at the 2005 annual meeting. The voting on each such nominee for director as follows:

			Broker
Director	Votes For	Withheld	Non-votes (1)

David W. Martin, Jr.	54,023,561	1,685,716	N/A
Ruediger Naumann-Etienne	55,324,266	385,011	N/A
Allen S. Lichter	55,436,708	272,569	N/A

(1)	Pursuant to the rules of the New York Stock Exchange, this election of directors constituted a routine matter. Therefore, brokers were permitted to vote without receipt of instructions from beneficial owners.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit
No.	Description

3.2	Registrant’s By-Laws, as amended
15.1	Letter Regarding Unaudited Interim Financial Information.
99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The Company filed Current Report on Form 8-K on February 14, 2003 under Item 5. “Other Events” to announce (i) the election of Allen S. Lichter, M.D. and Ruediger Naumann-Etienne, Ph.D. to its Board of Directors and (ii) the authorization by its Board of Directors of the repurchase by the Company of up to two million shares of its stock through the end of February 2004.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC. (Registrant)

Dated May 5, 2003	By:	/s/ Elisha W. Finney

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 5, 2003	/s/	Richard M. Levy

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 5, 2003	/s/	Elisha W. Finney

Elisha W. Finney
Vice President, Finance, and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.	Description

3.2	Registrant’s By-Laws, as amended
15.1	Letter Regarding Unaudited Interim Financial Information.
99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.