Form 10-Q
period 2003-06-27
VARIAN MEDICAL SYSTEMS INC
filed 2003-08-04
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to__________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No   ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,275,573 shares of Common Stock, par value $1 per share, outstanding as of August 1, 2003.

www.varian.com
(NYSE: VAR)

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Quarterly report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc.’s (“we,” “our” or “the Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed below and elsewhere in this Quarterly Report on Form 10-Q, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Business” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2002, and from time to time in our other filings with the Securities and Exchange Commission. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as Intensity Modulated Radiation Therapy, or IMRT, Image Guided Radiotherapy, or IGRT, brachytherapy, software, treatment techniques, and advanced X-ray products; growth drivers; orders, sales, backlog or earnings growth; future financial results and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “will,” “could,” “estimate,” “may,” “based on,” “from what we know today,” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. Such risks and uncertainties include:

•	market acceptance and demand for our products;

•	our ability to anticipate and keep pace with changes in the marketplace and technological innovation;

•	our ability to successfully develop and commercialize new products and new product enhancements, including those related to IGRT;

•	our ability to meet U.S. Food and Drug Administration and other domestic or foreign regulatory requirements or product clearances, which might limit the products we can sell, subject us to fines or other regulatory actions, and/or increase costs;

•	the impact of managed care initiatives or other healthcare reforms and/or limitations on third party reimbursements, including resulting pressure on pricing and demand for our products;

•	the possibility that material product liability claims could harm our future sales or require us to pay uninsured claims, and the availability and adequacy of our insurance to cover any such liabilities;

•	the competitive nature of the markets in which we compete, and the impact of competition on our pricing, sales, margins and market share;

•	our ability to maintain or increase operating margins;

•	our ability to predict the overall mix of sales of higher margin products as compared to lower margin products and the geographic distribution of sales into international regions, which historically have lower average selling prices, and North America, which historically has higher average selling prices, and the resulting effect on gross margins;

•	the possibility that unexpected levels of cancellations of orders or backlog may affect certain assumptions upon which we base our forecasts and predictions of future performance;

•	our ability to protect our intellectual property and the competitive position of our products;

•	the possibility of intellectual property infringement claims against us;

•	our reliance on sole source or a limited number of suppliers for some key components;

•	our ability to provide the significant education and training required for the health care market to accept our products;

•	the effect of environmental claims and clean-up expenses on our costs;

•	the effect on our profit margins of product recycling and related regulatory requirements in European and other countries;

•	our ability to attract and retain qualified employees;

•	economic, political and other risks associated with our significant international operations, including the enforceability of obligations, the extent of taxes and trade restrictions and licensing and other requirements, and protection of intellectual property;

•	the effect of currency exchange rates;

•	our ability to match manufacturing capacity with demand for our products;

•	the impact of changing levels of sales to sole purchasers of certain X-ray tubes products and the potential for continued consolidation in the X-ray tubes market;

•	our ability to successfully integrate acquired businesses into our existing operations and to realize anticipated benefits;

•	our use of distributors for a portion of our sales, the loss of which could reduce sales;

•	our ability to make our products interoperate with one another or make them compatible with widely used third party products;

•	the effect that fluctuations in our operating results, including as a result of changes in accounting principles, may have on the price of our common stock;

•	the risk of loss or interruption to our operations or increased costs due to natural disasters, which may not be adequately covered by insurance, the availability and cost of power and energy supplies, strikes and other events beyond our control, including acts of terrorism or war;

•	the effect of a recurrence of Severe Acute Respiratory Syndrome, or SARS, on travel, related business operations and business activity;

•	our potential responsibility for additional tax obligations and other liabilities arising out of the spin-off of segments of our former businesses; and

•	the possibility that provisions of our Certificate of Incorporation and stockholder rights plan might discourage a takeover and therefore limit the price of our common stock.

     By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise. In addition, our reported results should not be considered indicative of future performance.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended

	June 27,	June 28,	June 27,	June 28,
(Amounts in thousands, except per share amounts)	2003	2002	2003	2002

Sales:
Product	$231,609	$187,565	$642,028	$527,527
Service contracts and other	33,855	28,517	96,295	84,205

Total sales	265,464	216,082	738,323	611,732

Cost of sales:
Product	137,981	110,495	381,416	318,618
Service contracts and other	22,376	21,715	65,722	61,557

Total cost of sales	160,357	132,210	447,138	380,175

Gross profit	105,107	83,872	291,185	231,557

Operating expenses:
Research and development	15,891	12,163	42,463	35,312
Selling, general and administrative	41,623	36,855	116,932	103,455
Reorganization expense	—	5	—	8

Total operating expenses	57,514	49,023	159,395	138,775

Operating earnings	47,593	34,849	131,790	92,782
Interest income	2,342	1,476	5,837	3,906
Interest expense	(1,105)	(1,101)	(3,250)	(3,266)

Earnings from operations before taxes	48,830	35,224	134,377	93,422
Taxes on earnings	16,660	12,390	47,030	33,630

Net earnings	$32,170	$22,834	$87,347	$59,792

Net earnings per share:
Basic	$0.47	$0.34	$1.28	$0.88

Diluted	$0.45	$0.32	$1.23	$0.85

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding – Basic	68,198	67,876	68,048	67,582

Weighted average shares outstanding – Diluted	71,215	70,868	71,078	70,192

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 27,	September 27,
(Dollars in thousands, except par values)	2003	2002

Assets
Current assets:
Cash and cash equivalents	$210,796	$160,285
Short-term marketable securities	97,008	41,035
Accounts receivable, net	228,503	237,345
Inventories	130,518	123,815
Other current assets	107,847	88,879

Total current assets	774,672	651,359

Property, plant and equipment	233,583	226,324
Accumulated depreciation and amortization	(153,135)	(144,184)

Net property, plant and equipment	80,448	82,140

Long-term marketable securities	65,632	97,529
Goodwill	59,979	59,996
Other non-current assets	24,191	19,253

Total assets	$1,004,922	$910,277

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$—	$58
Accounts payable	47,552	45,776
Accrued expenses	215,392	199,836
Product warranty	34,816	30,725
Advance payments from customers	88,784	81,688

Total current liabilities	386,544	358,083
Long-term accrued expenses and other	19,233	20,891
Long-term debt	58,500	58,500

Total liabilities	464,277	437,474

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock
Authorized 1,000,000 shares, par value $1 per share, issued and outstanding none	—	—
Common stock
Authorized 99,000,000 shares, par value $1 per share, issued and outstanding 68,218,000 shares at June 27, 2003 and 67,790,000 shares at September 27, 2002	68,218	67,790
Capital in excess of par value	149,890	118,278
Deferred stock compensation	(2,543)	(3,190)
Accumulated other comprehensive loss	(2,530)	(2,530)
Retained earnings	327,610	292,455

Total stockholders’ equity	540,645	472,803

Total liabilities and stockholders’ equity	$1,004,922	$910,277

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended

	June 27,	June 28,
(Dollars in thousands)	2003	2002

Cash flow from operating activities:
Net earnings	$87,347	$59,792
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	14,469	14,216
Allowance for doubtful accounts	1,949	1,305
(Gain) Loss from sale of assets	(1)	253
Amortization of intangibles	626	478
Amortization of premiums, net	964	238
Stock-based compensation	912	797
Deferred taxes	770	248
Net change in fair value of derivatives and underlying commitments	(8,961)	750
Other	(79)	(810)
Changes in assets and liabilities:
Accounts receivable	24,964	9,612
Inventories	(6,557)	(22,261)
Other current assets	450	(259)
Accounts payable	(505)	(4,375)
Accrued expenses	(1,703)	9,637
Product warranty	3,550	4,765
Advance payments from customers	4,996	9,109
Long-term accrued expenses	(1,749)	(2,657)
Tax benefits from employee stock option plans	20,094	14,727

Net cash provided by operating activities	141,536	95,565

Cash flows from investing activities:
Purchase of marketable securities	(65,040)	(111,157)
Maturity of marketable securities	40,000	—
Purchase of property, plant and equipment	(13,009)	(18,726)
Proceeds from sale of property, plant and equipment	87	111
Purchase of a business, net of cash received	—	(3,111)
Increase in cash surrender value of life insurance	(5,139)	(2,895)
Other, net	(346)	(612)

Net cash used in investing activities	(43,447)	(136,390)

Cash flows from financing activities:
Net repayments on short-term obligations	(58)	(58)
Proceeds from common stock issued to employees	27,359	19,188
Repurchase of common stock	(67,870)	(34,470)

Net cash used in financing activities	(40,569)	(15,340)

Effects of exchange rate changes on cash	(7,009)	(769)
Net increase (decrease) in cash and cash equivalents	50,511	(56,934)
Cash and cash equivalents at beginning of period	160,285	218,961

Cash and cash equivalents at end of period	$210,796	$162,027

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Varian Medical Systems, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 27, 2002. In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position as of June 27, 2003 and September 27, 2002, the results of operations for the three and nine months ended June 27, 2003 and June 28, 2002 and cash flows for the nine months ended June 27, 2003 and June 28, 2002. The results of operations for the three and nine months ended June 27, 2003 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

NOTE 3 — MARKETABLE SECURITIES

The carrying amounts of marketable securities are as follows:

	June 27,	September 27,
(Dollars in thousands)	2003	2002

Municipal bonds	$132,409	$93,020
Corporate debt securities	30,231	45,544

	162,640	138,564
Less: Short-term marketable securities	97,008	41,035

Long-term marketable securities	$65,632	$97,529

At June 27, 2003, scheduled maturities of held-to-maturity investments are as follows:

June 27,
(Dollars in thousands)	2003

Due within one year	$97,008
Due after one year through three years	65,632

$162,640

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 4 — INVENTORIES

Inventories are valued at the lower of cost or market (realizable value) using last-in, first-out (“LIFO”) cost for Oncology Systems’ U.S. inventories. All other inventories are valued principally at average cost. If the first-in, first-out (“FIFO”) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $16.9 million at June 27, 2003 and $16.8 million at September 27, 2002. The components of inventories are as follows:

	June 27,	September 27,
(Dollars in thousands)	2003	2002

Raw materials and parts	$84,599	$81,878
Work-in-process	6,696	10,680
Finished goods	39,223	31,257

Total inventories	$130,518	$123,815

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in other non-current assets on the condensed consolidated balance sheets:

	June 27,	September 27,
(Dollars in thousands)	2003	2002

Intangible assets:
Amortized intangible assets:
Patents and other intangible assets	$12,629	$12,704
Technology	890	890
Accumulated amortization	(8,880)	(8,329)

Net carrying amount	$4,639	$5,265

Amortization expense for those intangible assets still required to be amortized under Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, was $202,000 and $131,000 for the three months ended June 27, 2003 and June 28, 2002, respectively, and $626,000 and $478,000 for the nine months ended June 27, 2003 and June 28, 2002, respectively. The Company estimates amortization expense on a straight-line basis to be $206,000, $656,000, $626,000, $626,000, $591,000 and $1,933,000 for fiscal years 2003 (remaining three months) through 2007 and thereafter, respectively.

The following table reflects goodwill allocated to the Company’s reportable segments:

	June 27,	September 27,
(Dollars in thousands)	2003	2002

Oncology Systems	$47,288	$47,288
X-ray Products	477	477
Other	12,214	12,231

Total	$59,979	$59,996

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has significant international transactions in foreign currencies and addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The forward exchange contracts generally range from one to twelve months in original maturity. At June 27, 2003, the Company did not have any forward exchange contract with an original maturity greater than twelve months. As international deliveries extend beyond twelve months, the Company may hedge beyond in the future. The Company does not hold derivative instruments for speculative or trading purposes.

The Company accounts for its hedges of foreign currency denominated sales orders (firm commitments) as fair value hedges. For the nine months ended June 27, 2003, there were no material gains or losses due to hedge ineffectiveness. At June 27, 2003, the Company had foreign exchange forward contracts maturing through the third quarter of fiscal year 2004 to sell and purchase $153.8 million and $3.9 million, respectively, in various foreign currencies. At June 27, 2003, all open forward exchange contracts were deemed highly effective.

The Company also hedges balance sheet exposures from its various foreign subsidiaries and business units. These hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, accordingly, changes in their fair values are recognized in “selling, general and administrative expenses” in the then current period. Changes in the values of these hedging instruments are offset by changes in the values of foreign currency denominated assets and liabilities. Variations from the forecasted foreign currency assets or liabilities, coupled with a significant currency movement, may result in a material gain or loss as a result of the hedges not effectively offsetting the change in value of the foreign currency asset or liability. At June 27, 2003, the Company had foreign exchange forward contracts maturing in the fourth quarter of fiscal year 2003 to sell and purchase $69.6 million and $20.1 million, respectively, to hedge the risks associated with foreign currency denominated assets and liabilities.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 7 — EARNINGS PER SHARE

Basic net earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common equivalent shares. Dilutive common equivalent shares consist of stock options, restricted performance shares and restricted common stock. A reconciliation of the numerator and denominator used in the EPS calculations is presented as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

Numerator – Basic and Diluted:
Net earnings	$32,170	$22,834	$87,347	$59,792

Denominator – Basic:
Average shares outstanding	68,198	67,876	68,048	67,582

Net earnings per share – Basic	$0.47	$0.34	$1.28	$0.88

Denominator – Diluted:
Average shares outstanding	68,198	67,876	68,048	67,582
Dilutive common equivalent shares	2,881	2,891	2,903	2,526
Dilutive restricted performance shares and restricted common stock	136	101	127	84

Average shares outstanding	71,215	70,868	71,078	70,192

Net earnings per share – Diluted	$0.45	$0.32	$1.23	$0.85

Options to purchase 60,500 shares at an average exercise price of $39.80 per share were outstanding on a weighted average basis during the nine months ended June 28, 2002, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the shares.

NOTE 8 — COMPREHENSIVE EARNINGS

Comprehensive earnings for the three and nine months ended June 27, 2003 and June 28, 2002 equaled the reported net earnings. Accumulated other comprehensive loss for all periods presented resulted from a minimum pension liability adjustment, net of taxes.

NOTE 9 — INDUSTRY SEGMENTS

The Company’s operations are grouped into two reportable industry segments: Oncology Systems and X-ray Products. These industry segments were determined based on how management views and evaluates the Company’s operations. The Company’s Ginzton Technology Center (“GTC”), and BrachyTherapy operations are reflected in an “other” category. The Company evaluates its financial performance and allocates its resources primarily based on operating earnings.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

	Sales		Operating Earnings

	Three Months Ended		Three Months Ended

	June 27,	June 28,	June 27,	June 28,
(Dollars in millions)	2003	2002	2003	2002

Oncology Systems	$218	$175	$47	$38
X-ray Products	37	34	7	4
Other	10	7	—	—

Total industry segments	265	216	54	42
Corporate	—	—	(6)	(7)

Total Company	$265	$216	$48	$35

	Sales		Operating Earnings

	Nine Months Ended		Nine Months Ended

	June 27,	June 28	June 27,	June 28,
(Dollars in millions)	2003	2002	2003	2002

Oncology Systems	$599	$507	$130	$106
X-ray Products	115	86	22	7
Other	24	19	(1)	(1)

Total industry segments	738	612	151	112
Corporate	—	—	(19)	(19)

Total Company	$738	$612	$132	$93

NOTE 10 — STOCK REPURCHASE PROGRAM

On August 20, 2001, the Company announced that its Board of Directors had authorized the repurchase by the Company of up to one million shares (on a pre-January 15, 2002 stock split basis) of our common stock over the following twelve-month period. The time period for the repurchase was extended by the Board of Directors until February 28, 2003. On February 14, 2003, the Company’s Board of Directors authorized an additional repurchase of up to two million shares of its common stock through the end of February 2004. During the nine months ended June 27, 2003, the Company paid $67.9 million to repurchase 1,334,500 shares of its common stock. All shares that have been repurchased have been retired. As of June 27, 2003, the Company can still purchase up to 1,168,100 shares.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 11 — EMPLOYEE STOCK OPTIONS AND STOCK PURCHASE PLANS

Option activity under the Omnibus Stock Plan and the 2000 Stock Option Plan (together, the “Employee Stock Option Plans” is presented below:

	Options	Weighted Average
	(in thousands)	Exercise Price

Options outstanding at September 29, 2000	9,360	$10.26
Granted	3,372	$28.10
Terminated or expired	(100)	$10.57
Exercised	(3,778)	$10.21

Options outstanding at September 28, 2001	8,854	$17.07
Granted	1,686	$35.95
Terminated or expired	(115)	$17.52
Exercised	(1,624)	$11.71

Options outstanding at September 27, 2002	8,801	$21.67
Granted	1,529	$48.80
Terminated or expired	(60)	$22.32
Exercised	(1,680)	$14.57

Options outstanding at June 27, 2003	8,590	$27.88

At June 27, 2003, September 27, 2002 and September 28, 2001, options to purchase 6,197,000, 6,241,000 and 4,912,000 shares of common stock, respectively were exercisable and 4,403,000, 5,907,000 and 7,740,000 shares, respectively, were available for future grants under the Employee Stock Option Plans.

The following tables summarize information concerning options outstanding and exercisable under the Employee Stock Option Plans at June 27, 2003:

	Options Outstanding

		Average
		Remaining
	Number Outstanding	Contractual Life	Weighted Average
Range of Exercise Prices	(in thousands)	(in years)	Exercise Price

$ 5.63 - $ 9.08	145	5.4	$8.68
$ 9.16	1,723	5.7	$9.16
$ 9.25 - $12.70	381	4.7	$11.10
$13.32 - $16.00	212	4.4	$13.38
$20.41 - $27.78	115	6.9	$22.03
$27.91	2,803	7.3	$27.91
$29.45 - $42.53	1,692	8.3	$35.75
$42.99 - $50.33	1,519	9.4	$48.82

Total	8,590	7.3	$27.88

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

	Options Exercisable

	Number
	Exercisable	Weighted Average
Range of Exercise Prices	(in thousands)	Exercise Price

$ 5.63 – $ 9.08	145	$8.68
$ 9.16	1,723	$9.16
$ 9.25 – $12.70	381	$11.10
$13.32 – $16.00	212	$13.38
$20.41 – $27.78	108	$21.68
$27.91	2,609	$27.91
$29.45 – $42.53	920	$35.69
$42.99 – $50.33	99	$49.66

Total	6,197	$22.11

During the first quarter of fiscal year 2003, the Company adopted SFAS No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS 123. The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended		Nine Months Ended

	June 27,	June 28,	June 27,	June 28,
(Dollars in thousands, except per share amounts)	2003	2002	2003	2002

Net earnings, as reported	$32,170	$22,834	$87,347	$59,792
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	173	168	593	510
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(4,743)	(3,915)	(15,708)	(13,135)

Pro forma net earnings	$27,600	$19,087	$72,232	$47,167

Net earnings per share — Basic:
As reported	$0.47	$0.34	$1.28	$0.88

Pro forma	$0.40	$0.28	$1.06	$0.70

Net earnings per share — Diluted:
As reported	$0.45	$0.32	$1.23	$0.85

Pro forma	$0.39	$0.27	$1.02	$0.67

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plans

	Three Months Ended		Nine Months Ended

	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

Expected dividend yield	—	—	—	—
Risk-free interest rate	—	4.1%	3.1%	4.3%
Expected volatility	—	37.6%	36.9%	37.6%
Expected life (in years):
Employees	—	4	4	4
Officers	—	7	7	7

	Employee Stock Purchase Plan

	Three Months Ended		Nine Months Ended

	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

Expected dividend yield	—	—	—	—
Risk-free interest rate	—	—	1.2%	2.1%
Expected volatility	—	—	36.1%	37.6%
Expected life (in years):
Employees	—	—	.50	.50
Officers	—	—	.50	.50

No stock options were granted during the three months ended June 27, 2003. The weighted average estimated fair values of employee stock options granted during the three months ended June 28, 2002 was $14.97. The weighted average estimated fair values of employee stock options granted during the nine months ended June 27, 2003 and June 28, 2002 were $18.68 and $14.56 per share, respectively. No shares were issued from the Employee Stock Purchase Plan during the three months ended June 27, 2003 and June 28, 2002. The weighted average estimated fair values of the shares issued from the Employee Stock Purchase Plan during the nine months ended June 27, 2003 and June 28, 2002 were $13.59 and $10.01, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 12 — PRODUCT WARRANTY

The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represents the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, the Company reviews the accrued balances and updates the historical warranty cost trends. The following table reflects the change in the Company’s warranty accrual during the nine months ended June 27, 2003:

(Dollars in thousands)
Warranty accrual, September 27, 2002	$30,725
Charged to cost of sales	24,471
Actual warranty expenditures	(20,380)

Warranty accrual, June 27, 2003	$34,816

NOTE 13 — COMMITMENTS AND CONTINGENCIES

The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at nine sites where the Company, as Varian Associates, Inc. is alleged to have shipped manufacturing waste for recycling or disposal. In addition, the Company is overseeing environmental cleanup projects and as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain currently-owned and previously-owner facilities (including facilities disposed of in connection with the Company’s sale of its electron devices business during 1995, and the sale of its thin film systems business during 1997). Under the terms of the agreement governing the Distribution, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $0.2 million and $0.6 million (net of amounts borne by VI and VSEA) for the three months ended June 27, 2003 and June 28, 2002, respectively, on environmental investigation, cleanup and third party claim costs. The Company spent $1.2 million and $1.5 million (net of amounts borne by VI and VSEA) for the nine months ended June 27, 2003 and June 28, 2002, respectively, on environmental investigation, cleanup and third party claim costs.

For a number of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities (including cleanup costs, reimbursements to third parties, project management costs and legal costs) if undertaken. As of June 27, 2003, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects for these sites ranged in the aggregate from $5.1 million to $13.7 million. The time frame over which the Company expects to complete the cleanup projects varies with each site, ranging up to approximately 30 years as of June 27, 2003. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $5.1 million as of June 27, 2003. The amount accrued has not been discounted to present value.

As to other sites and facilities, the Company has gained sufficient knowledge to better estimate the scope and costs of future cleanup activities. As of June 27, 2003, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects, including reimbursements to third party’s claims, for these sites and facilities ranged in the aggregate from $17.2 million to $38.0 million. The time frame over which these cleanup projects are expected to be complete varies with each site and facility, ranging up to approximately 30 years as

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

of June 27, 2003. As to each of these sites and facilities, management has determined that a particular amount within the range of estimated costs is a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs are reliably determinable. The best estimate within the range was $20.9 million at June 27, 2003. The Company accordingly accrued $13.9 million, which represents its best estimate of the future costs of $20.9 million discounted at 4%, net of inflation. This accrual is in addition to the $5.1 million described in the preceding paragraph.

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

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company received certain cash payments in the form of settlements and judgments during fiscal years 1995, 1996, 1997, 1998, 2001 and 2002 from defendants, its insurers and other third parties. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company’s past and future environmental-related expenditures, and the Company therefore has a $3.8 million receivable in other non-current assets at June 27, 2003. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company.

The Company is a party to three related federal actions involving claims by independent service organizations (“ISOs”) that the Company’s policies and business practices relating to replacement parts violate the antitrust laws. The parties to the action filed in the Northern District of California have agreed to consolidate its claims with the action filed in the District Court in Texas.

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

NOTE 14 — RECENT ACCOUNTING PRONOUNCEMENTS

In March 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue be

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

allocated among the different items based on fair value. EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables that is not delivered completely must be deferred until delivery of the item is complete. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption of EITF 00-21 on the consolidated financial position and results of operations.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of Varian Medical Systems, Inc. and its subsidiaries as of June 27, 2003 and September 27, 2002, and the related condensed consolidated statements of earnings for each of the three-month and nine-months periods ended June 27, 2003 and June 28, 2002 and the condensed consolidated statements of cash flows for the nine-month periods ended June 27, 2003 and June 28, 2002. These financial statements are the responsibility of the Company’s management.

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
July 18, 2003

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a world leader in the design and manufacture of integrated systems for treating cancer with radiation therapy, as well as high-quality, cost-effective X-ray tubes for original equipment manufacturers, or OEMs, replacement X-ray tubes and imaging subsystems. Our Oncology Systems business produces and sells a fully integrated system of products for treating cancer with radiation, including linear accelerators, treatment simulation and verification products, information management and treatment planning software and other sophisticated ancillary products and services. Our linear accelerators and treatment simulation and verification products are sold and in service around the world. Our X-ray Products business manufactures and sells X-ray tubes that cover a range of applications including computed tomography, or CT scanning, radiographic/fluoroscopic imaging, special procedures and mammography that are sold to most major diagnostic OEMs, as well as directly to end-users for replacement purposes. We also manufacture and sell advanced brachytherapy delivery systems and treatment planning software. Results of our BrachyTherapy operations are reported in with those of Ginzton Technology Center, or GTC, which conducts internal and contract research.

     This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the condensed consolidated financial statements and the notes included elsewhere in this report, as well as the information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Our Business” and the “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2002, and from time to time in our other filings with the SEC.

Critical Accounting Policies and Estimates

     This discussion and analysis of our financial condition and results of operation is based on our consolidated financial statements, which we prepare in conformity with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate.

     Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Our Business” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2002.

     In addition to the accounting policies, which are more fully described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2002, we have identified the following critical accounting policies used in the preparation of our financial statements:

     Revenue Recognition

     We recognize revenue for product sales in accordance with Staff Accounting Bulletin No. 101, or SAB 101, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. In general, for hardware products that include obligations for installation, our policy is to recognize the amount earned upon transfer of risk of loss and defer revenue recognition on the greater of the fair value of the installation services or the amount of payment that is contractually linked to the installation or acceptance clause. For amounts deferred, revenue is recognized upon completion or satisfaction of remaining obligations. Revenue for product sales in the X-ray Products business is generally recognized when risk of loss transfers to the customer because these products do not include any installation obligations. Revenue related to spare part sales in the Oncology Systems service business is generally recognized when risk of loss transfers to the customer. Revenue related to services performed on a time-and-materials basis is recognized when it is earned and billable. Revenue related to service contracts is recognized ratably over the period of the related contract.

     Revenue for software product sales is recognized under the provisions of Statement of Position 97-2, or SOP 97-2, as amended, generally at the time of customer acceptance. Revenue earned on software arrangements involving multiple elements is allocated to each element based on vendor-specific objective evidence, which is based on the average price charged when the same element is sold separately. In instances when evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).

     Revenue recognition is dependent on the timing of shipment and is subject to customer acceptance and readiness. If shipments are not made on scheduled timelines or the products are not accepted by the customer, our reported revenues may differ materially from expectations.

     Allowance For Doubtful Accounts

     Credit evaluations are undertaken for all major sale transactions before shipment is authorized. Normal payment terms require payment of a small portion of the purchase price upon signing of the purchase order contract, a significant amount upon transfer of risk of loss and the remaining upon completion of the installation. On a quarterly basis, we evaluate aged items in the accounts receivable aging and provide reserves in an amount we deem adequate for doubtful accounts. In addition, customer financial conditions may change and increase the risk of collectibility and may require additional provisions for doubtful accounts, which would negatively impact our operating results. As of June 27, 2003, our provisions for doubtful accounts represented approximately 2% of total accounts receivable.

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

     Warranty Obligations

     We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in costs of sales when the related revenue is recognized. The accrued warranty costs represent our best estimate at the time of sale of the total costs that we will incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. Actual warranty costs could differ from the estimated amounts. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. If we were required to accrue additional warranty cost in the future, it would negatively affect operating results.

     Impairment of Goodwill

     We adopted Statement of Financial Accounting Standards No. 142, or SFAS 142, Goodwill and Other Intangible Assets, during the first quarter of fiscal year 2002. This statement requires us to make an initial assessment within the first six months of adoption and then annual assessments thereafter as to the carrying value of the goodwill. During the first and fourth quarters of fiscal year 2002, we determined that the fair value of the reporting units, which are the industry segments as described in Note 9 “Industry Segments” of the Notes to the condensed consolidated financial statements, exceeded the carrying value and thus we did not need to record an impairment charge. We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal years or more frequently if certain indicators arise. In assessing the value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the reporting units. If these estimates or their related assumptions change in the future, we may be required to record impairment charges that would negatively impact operating results. As of June 27, 2003, the carrying value of goodwill was $60 million.

     Environmental Matters

     We are subject to a variety of environmental laws around the world regulating the handling, storage, transport and disposal of hazardous materials that do or may create increased costs for some of our operations. Environmental remediation liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs of these assessments or remedial efforts can be reasonably estimated, in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, and the American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities. The accrued environmental costs represent our best estimate as to the total costs of remediation and the time period over which these costs will be incurred. On a quarterly basis, we review these accrued balances. If we were required to accrue additional environmental remediation costs in the future, it would negatively impact our operating results.

Results of Operations

     Fiscal Year

     Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2003 is the 52-week period ending September 26, 2003, and fiscal year 2002 was the 52-week period that ended September 27, 2002. The fiscal quarters ended June 27, 2003 and June 28, 2002 were both 13-week periods. The nine-month periods ended June 27, 2003 and June 28, 2002 were both 39 weeks long.

     Third Quarter and First Nine Months of Fiscal Year 2003 Compared to Third Quarter and First Nine Months of Fiscal Year 2002

Total Sales: Our total sales of $265 million for the third quarter of fiscal year 2003 were 23% higher than our sales of $216 million in the third quarter of fiscal year 2002. Total sales for the first nine months of fiscal year 2003 increased 21% to $738 million, compared to $612 million in the same period of the prior fiscal year. The increase in total sales in the third quarter and first nine months of fiscal year 2003 compared to the year-ago periods was primarily due to continued strength in both our Oncology Systems business and in our X-ray Products business. International sales (which we consider to be sales outside of North America) were $111 million (representing 42% of total sales) for the third quarter of fiscal year 2003, compared to $87 million (representing 41% of total sales) for the same period in fiscal year 2002. International sales for the first nine months of fiscal year 2003 were $291 million (representing 39% of total sales), compared to $238 million (38% of total sales) in the same period of the prior fiscal year. Product sales were $232 million (representing 87% of total sales) for the third quarter of fiscal year 2003, compared to $188 million (representing 87% of total sales) for the same period of fiscal year 2002. Product sales for the first nine months of fiscal year 2003 were $642 million (representing 87% of total sales), compared to and $528 million (representing 86% of total sales) in the same period of the prior fiscal year. Service contracts and other sales were $34 million (representing 13% of total sales) for the third quarter of fiscal year 2003, compared to $29 million (representing 13% of total sales) for the same period of fiscal year 2002. Service contracts and other sales for the first nine months of fiscal year 2003 were $96 million (representing 13% of total sales), compared to $84 million (representing 14% of total sales) in the same period of the prior year.

Sales (by segment and revenue classification)	Three Months Ended		Nine Months Ended

	June 27,	June 28,	June 27,	June 28,
(Dollars in millions)	2003	2002	2003	2002

Oncology Systems:
Product	$187.2	$148.6	$509.7	$429.8
Service contracts and other	31.2	26.3	89.1	76.7

Total Oncology Systems	$218.4	$174.9	$598.8	$506.5

X-ray Products:
Product	$37.5	$33.6	$115.7	$86.1
Service contracts and other	—	—	—	—

Total X-ray Products	$37.5	$33.6	$115.7	$86.1

Other:
Product	$6.9	$5.3	$16.7	$11.6
Service contracts and other	2.6	2.2	7.1	7.5

Total Other	$9.5	$7.5	$23.8	$19.1

Sales (by segment and region)	Three Months Ended		Nine Months Ended

	June 27,	June 28,	June 27,	June 28,
(Dollars in millions)	2003	2002	2003	2002

Oncology Systems:
North America	$135.2	$110.9	$388.4	$327.1
Europe	56.0	40.4	138.7	108.3
Asia	19.9	16.7	56.4	51.0
Rest of the world	7.3	6.9	15.3	20.1

Total Oncology Systems	$218.4	$174.9	$598.8	$506.5

X-ray Products:
North America	$13.7	$11.7	$43.2	$32.5
Europe	4.4	5.6	14.5	13.4
Asia	18.1	14.9	54.8	36.4
Rest of the world	1.3	1.4	3.2	3.8

Total X-ray Products	$37.5	$33.6	$115.7	$86.1

Other:	$9.5	$7.5	$23.8	$19.1

Oncology Systems sales:	Sales for the Oncology Systems business increased by 25% to $218 million (representing 82% of total sales) in the third quarter of fiscal year 2003, compared to $175 million (representing 81% of total sales) for the same period of fiscal year 2002. Oncology Systems sales increased 18% to $599 million (representing 81% of total sales) for the first nine months of fiscal year 2003, compared to $507 million (representing 83% of total sales) for the same period of fiscal year 2002. Product sales increased 26% to $187 million (representing 86% of Oncology Systems sales) in the third quarter of fiscal year 2003, compared to $149 million (representing 85% of Oncology Systems sales) for the same period in fiscal year 2002. Product sales for the first nine months of fiscal year 2003 increased 19% to $510 million (representing 85% of Oncology Systems sales), compared to $430 million (representing 85% of Oncology Systems sales) for the same period of fiscal year 2002. Service contracts and other sales increased 19% to $31 million (representing 14% of Oncology Systems sales) for the third quarter of fiscal year 2003, compared to $26 million (representing 15% of Oncology Systems sales) for the same period of fiscal year 2002. Service contracts and other sales for the first nine months of fiscal year 2003 increased 16% to $89 million (representing 15% of Oncology Systems sales), compared to $77 million (representing 15% of Oncology Systems sales)

for the same period of fiscal year 2002. For the third quarter and first nine months of fiscal year 2003, Oncology Systems international sales (respectively representing 38% and 35% of total Oncology Systems sales), increased by 30% and 17%, respectively, from the same periods of fiscal year 2002 due in part to continued strength of foreign currencies against the U.S. dollar for the third quarter and first nine months of the fiscal year 2003. Oncology Systems North American sales (respectively representing 62% and 65% of total Oncology Systems sales) increased by 22% and 19%, respectively, from the same periods of fiscal year 2002. Product sales in North America increased due in part to continued demand for new technology, including Intensity Modulated Radiation Therapy, or IMRT, and IMRT-related products.

X-ray Products sales:	Sales for the X-ray Products business increased 11% to $37 million (representing 14% of total sales) in the third quarter of fiscal year 2003, compared to $34 million (representing 16% of total sales) for the same period in fiscal year 2002. X-ray Products sales increased 34% to $116 million (representing 16% of total sales) for the first nine months of fiscal 2003, compared to $86 million (representing 14% of total sales) for the same period of fiscal year 2002. The increase in sales for the third quarter of fiscal year 2003 compared to the same period in the prior fiscal year was primarily attributable to increased purchases by most of our OEM customers as well as increased sales in the aftermarket for replacement tubes. The increase in sales during the first nine months of fiscal year 2003 as compared to the same period of the prior fiscal year is primarily attributable to unusually weak sales for the first half of fiscal year 2002 compared to historical levels because of excess inventory levels at our largest OEM customer as well as a general weakness in the X-ray tube market. A recovery in our business starting in the second half of fiscal year 2002 and continued through the first half of fiscal year 2003 as this OEM customer replenished its inventory. During the first nine months of fiscal year 2003, we also experienced an increase in the volume of sales of our CT scanning tube products, new tubes for baggage screening and replacement tubes for third party service organizations.

Other sales:	Combined sales for GTC and our BrachyTherapy operations, were $9 million for the third quarter of fiscal year 2003, compared to $7 million for the same period of fiscal year 2002. Combined sales in our GTC and our BrachyTherapy operations were $24 million for the first nine months of fiscal year 2003, compared to $19 million for the same period in fiscal year 2002. The increases in the third quarter and first nine months of fiscal year 2003 were primarily attributable to the addition of the GammaMed product line for high dose rate brachytherapy. The GammaMed product line was acquired in the fourth quarter of fiscal year 2002. BrachyTherapy product sales were $7 million for the third quarter of fiscal year 2003 compared to $5 million in the same period of fiscal year 2002 and $17 million for the first nine months of fiscal year 2003 compared to $12 million in the same period of fiscal year 2002. Service contracts and other sales for GTC and our BrachyTherapy operations were $3 million for the third quarter of fiscal year 2003 compared to $2 million in the same period of fiscal year 2002 and $7 million for the first nine months of fiscal year 2003 compared to $8 million in the same period of fiscal year 2002.

Gross Profit: We recorded gross profit of $105 million in the third quarter of fiscal year 2003 and $84 million in the third quarter of fiscal year 2002, an increase of 25%. As a percentage of total sales, gross profit was 40% in the third quarter of fiscal year 2003, compared to 39% for the same period of fiscal year 2002. We recorded gross profit of $291 million in the first nine months of fiscal year 2003 and $232 million in the first nine months of fiscal year 2002, an increase of 26%. As a percentage of total sales, gross profit was 39% in the first nine months of fiscal year 2003, compared to 38% for the same period of fiscal year 2002.

Gross profit as a percentage of Oncology Systems sales remained constant at 40% for both the third quarters of fiscal years 2003 and 2002. For the first nine months of fiscal year 2003, gross profit as a percentage of Oncology Systems sales increased to 40% from 39% for the same period of fiscal year 2002 due principally to increased sales of ancillary products (such as treatment planning software, PortalVision units, respiratory gating systems and multi-leaf collimator upgrades), which traditionally have higher margins. Gross profit as a percentage of X-ray Products sales increased to 35% and 36% for the third quarter and the first nine months of fiscal year 2003, respectively, from 31% and 28% in the same periods of fiscal year 2002. The increases in gross profit as a percentage of X-ray Products sales for the third quarter and first nine months of fiscal year 2003 stemmed primarily from increased sales volume and improved manufacturing productivity.

Research and Development: Research and development expenses increased to $16 million in the third quarter of fiscal year 2003, compared to $12 million in the same period of fiscal year 2002. Research and development expenses increased to $42 million in first nine months of fiscal year 2003, compared to $35 million in the same period of fiscal year 2002. As a percentage of total sales, research and development remained unchanged at 6% in each period. The increase in absolute dollars in research and development expenses for both the third quarter and the first nine months of fiscal year 2003 occurred primarily in Oncology Systems. Some of our current development efforts are in the areas of system simplification and imaging and treatment technology that will allow clinicians to more precisely treat small, moving and changing tumors with greater dose intensity and accuracy while preserving more of the surrounding healthy tissue.

Selling, General and Administrative: Selling, general and administrative expenses increased to $42 million in the third quarter of fiscal year 2003, compared to $37 million in the same period of fiscal year 2002. Selling, general and administrative expenses increased to $117 million in the first nine months of fiscal year 2003, compared to $103 million in the same period of fiscal year 2002. As a percentage of total sales, selling, general and administrative expenses decreased to 16% for both the third quarter and the first nine months of fiscal year 2003 from 17% in the same periods of fiscal year 2002. The increase in absolute dollars in selling, general and administrative expenses in the third quarter and first nine months of fiscal year 2003 was attributable primarily to the increase in business activity and personnel in Oncology Systems, increases in expenses related to the higher sales volume and the inclusion of expenses related to the operations of the acquisition made during the fourth quarter of fiscal year 2002. In addition, we also experienced increases in insurance costs, professional advisory fees (which includes legal, tax and accounting fees), information technology costs and our allowance for doubtful accounts. These increases were partially offset by hedging gains related to hedges of our foreign-currency-denominated assets and liabilities.

Interest Income, Net: Net interest income increased to $1.2 million for the third quarter of fiscal year 2003, compared to $0.4 million in the same period of fiscal year 2002. Net interest income increased to $2.6 million for the first nine months of fiscal year 2003, compared to $0.6 million in the same period of fiscal year 2002. The increase in net interest income for both the third quarter and first nine months of fiscal year 2003 is attributable to interest income of $0.8 million associated with a tax refund received during the third quarter of fiscal year 2003, as well as increased cash and marketable securities levels.

Taxes on Earnings: Our estimated effective tax rate for the third quarter of fiscal year 2003 was 34%, compared to 35% for the same period of fiscal year 2002. Our estimated effective tax rate for the first nine months of fiscal year 2003 was 35%, compared to 36% in the same period of fiscal year 2002. These declines are primarily due to the settlement of a state tax audit, as well as tax-exempt interest earned on our investments in municipal bonds, with the decline in the third quarter of fiscal year 2003 also being attributable to catching up to the year-to-date effective rate. In general, our effective income tax rate differs from the statutory rates largely as a function of benefits realized from foreign taxes, tax-exempt interest and the extraterritorial income exclusion. Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax earnings and the effectiveness of our tax planning strategies.

Earnings Per Diluted Share: Earnings per diluted share was $0.45 for the third quarter of fiscal year 2003, compared to $0.32 for the third quarter of fiscal year 2002, an increase of 41%. Earnings per diluted share was $1.23 for the first nine months of fiscal year 2003, compared to $0.85 for the first nine months of fiscal year 2002, an increase of 45%. The increase can be attributed to the increase in total sales, improvement in gross margins and slower growth in selling and general and administrative expenses.

Outlook

Net Orders and Backlog: Net orders and backlog are two indicators, among others, that we consider when forecasting our future performance. Net orders for the third quarter of fiscal year 2003 were $285 million, an increase of 14% compared to the same period of the prior fiscal year. Backlog as of June 27, 2003 was approximately $789 million, an increase of 18% compared to the amount at the same period of the prior fiscal year.

Total Sales: Our stronger than expected third quarter results have led us to believe that sales for fiscal year 2003 will increase by about 18% over fiscal year 2002 sales, with total sales for the fourth quarter of fiscal year 2003 increasing by about 12% over the fourth quarter of fiscal year 2002. For fiscal year 2004, our early expectation is that with our healthy backlog and a return to more normal growth rates for our X-ray Products business, sales for the total company will increase by a percentage in the low double digits over the fiscal year 2003 totals. We will give further guidance when year-end backlog is available.

Oncology Systems Sales: For our Oncology Systems business, we believe sales for fiscal year 2003 will increase by a percentage in the high teens over fiscal year 2002 sales, with sales for the fourth quarter of fiscal year 2003 increasing in the mid-teens over the same period in fiscal year 2002. We believe that sales for fiscal year 2004 will increase between 10% and 15% over fiscal year 2003 totals, consistent with our long-term growth expectations for this business.

X-ray Products Sales: For our X-ray Products business, we expect sales for fiscal year 2003 to increase by a percentage in the mid-twenties over fiscal year 2002, with sales for the fourth quarter of fiscal year 2003 being flat as compared to the fourth quarter of fiscal year 2002. For fiscal year 2004, we expect a return to long-term growth rates of between 0% to 5%.

Gross Profit: Based on the margin improvement in the first nine months of fiscal year 2003 as well as growth in sales volume overall, we believe that gross margins will improve by about one percentage point compared to 2002 to approximately 40% in fiscal year 2003.

Taxes on Earnings: We expect to maintain an estimated 35% effective tax rate for the fourth quarter and fiscal year 2003 and from what we know today, it appears the 35% rate should be sustainable through fiscal year 2004.

Earnings Per Diluted Share: Based upon the strong results in the third quarter and first nine months of fiscal year 2003 we expect that earnings per diluted share fiscal year 2003 will increase by nearly 35% over fiscal year 2002, with an increase of about 18% for the fourth quarter of fiscal year 2003. For fiscal year 2004, we anticipate that earnings per diluted share will increase by a percentage in the high teens over the fiscal year 2003 amount assuming anticipated sales volume, as well as product and geographic mix.

The foregoing are forward-looking statements and projections that are subject to the factors, risks and uncertainties set forth or referred to under the “Forward-Looking Statements” section above. Actual results and the outcome or timing of certain events may differ significantly.

Liquidity and Capital Resources

     Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, acquire businesses and fund continuing operations. Our sources of cash include earnings, net interest income and borrowings under short-term notes payable and long-term loans. Our liquidity is actively managed on a daily basis to ensure the maintenance of sufficient funds to meet our needs.

     At June 27, 2003, we had $58.5 million of long-term loans. Interest rates on the outstanding long-term loans on this date ranged from 6.70% to 7.15%, with a weighted average interest rate of 6.82%. The long-term loans currently contain covenants that limit future borrowings and cash dividend payments. The covenants also require us to maintain specified levels of working capital and operating results. At June 27, 2003, we were in compliance with all such loan covenants.

     At June 27, 2003, we had $373 million in cash, cash equivalents and marketable securities (approximately 13% of which was held abroad and could be subject to additional taxation if repatriated to the U.S.) compared to $299 million at September 27, 2002.

     Our primary cash inflows and outflows for the first nine months of fiscal year 2003 and 2002 were as follows:

•	We generated net cash from operating activities of $142 million during the first nine months of fiscal year 2003, compared to $96 million in the same period of fiscal year 2002. Increases in net earnings of $28 million, tax benefit from employee stock options of $5 million and reduction in working capital and non-cash items, net, of $13 million contributed to the increase in the first nine months of fiscal year 2003.

•	Investing activities used $43 million of net cash in the first nine months of fiscal year 2003 compared to $136 million in the first nine months of fiscal year 2002. Our net purchases of marketable securities during the first nine months of fiscal year 2003 were $86 million less compared to the same period of fiscal year 2002.

•	Financing activities used net cash of $41 million in the first nine months of fiscal year 2003 compared to net cash used of $15 million in the same period of fiscal year 2002. During the first nine months of fiscal year 2003, we received $27 million in proceeds from employee stock option exercises and used $68 million for the purchase of common stock compared to receiving $19 million in proceeds from employee stock option exercises and using $34 million for the purchase of common stock during the first nine months of fiscal year 2002.

     Total debt as a percentage of total capital was 10% and at June 27, 2003 compared to 11% at September 27, 2002. The ratio of current assets to current liabilities increased to 2.00 to 1 as of June 27, 2003 as compared to 1.82 to 1 as of September 27, 2002. At June 27, 2003, we had $26.9 million available in unused uncommitted lines of credit.

     The following summarizes certain of our contractual obligations as of June 27, 2003 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	2003	2004	2005	2006	2007	Thereafter

Operating leases	$2.3	$8.6	$7.1	$4.8	$1.8	$3.5
Long-term debt	—	—	5.3	2.5	7.8	42.9

Total	$2.3	$8.6	$12.4	$7.3	$9.6	$46.4

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

Stock Repurchase Program

     On August 20, 2001, we announced that our Board of Directors had authorized the repurchase of up to one million shares (on a pre-January 15, 2002 stock split basis) of our common stock over the following twelve-month period. The time period for the repurchase was extended by the Board of Directors until February 28, 2003. On February 14, 2003, our Board of Directors authorized an additional repurchase of up to two million shares of our common stock through the end of February 2004. During the nine months ended June 27, 2003, we paid $67.9 million to repurchase 1,334,500 shares of common stock. All shares that have been repurchased have been retired. As of June 27, 2003, we could still purchase up to 1,168,100 shares.

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

     From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. Under various laws (such as the federal “Superfund” law) and under our obligations concerning operations before the spin-offs, we are overseeing environmental cleanup projects from our pre-spun-off operations and as applicable reimbursing third parties (such as the U.S. Environmental Protection Agency or other responsible parties) for cleanup activities. Under the terms of the agreement governing the distribution, Varian, Inc., or VI, and Varian Semiconductor Equipment Associates, Inc., or VSEA, are each obligated to indemnify us for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by us). The cleanup projects we are overseeing are being conducted under the direction of or in consultation with relevant regulatory agencies. We estimate these cleanup projects will take up to 30 years to complete. As described below, we have accrued a total of $19.0 million as of June 27, 2003 to cover our liabilities for these cleanup projects:

•	Our estimate of future costs for certain cleanup activities ranges from $5.1 million to $13.7 million. For these estimates, we have not discounted the costs to present dollars because of the uncertainties that make it difficult to develop a best estimate and have accrued $5.1 million, which is the amount at the low end of the range.

•	For eight cleanup projects, we have sufficient knowledge to develop better estimates of our future costs. While our estimate of future costs to complete these cleanup projects, including third party claims, ranges from $17.2 million to $38.0 million, our best estimate within that range is $20.9 million. For these projects, we have accrued $13.9 million, which is our best estimate of the $20.9 million discounted to present dollars at 4%, net of inflation.

     When we developed the estimates above, we considered the financial strength of other potentially responsible parties. These amounts are, however, only estimates and may be revised in the future as we get more information on these projects. We may also spend more or less than these estimates. Based on current information, we believe that our reserves are adequate. At this time, management believes that it is remote that any single environmental event would have a materially adverse impact on our financial statements in any single fiscal year. We spent $0.2 million and $0.6 million (net of amounts borne by VI and VSEA) during the third quarters of fiscal years 2003 and 2002, respectively. We spent $1.2 million and $1.5 million during the first nine months of fiscal years 2003 and 2002.

     We have received cash payments in the form of settlements and judgments from various insurance companies and other third parties from time to time. In addition, we have an agreement with an insurance company to pay a portion of our past and future expenditures. As a result of this agreement, we have a $3.8 million receivable included in “other non-current assets” as of June 27, 2003. We believe that this receivable is collectible because it is based on a binding, written settlement agreement with a financially viable insurance company.

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

Recent Accounting Pronouncements

     In March 2003, the Emerging Issues Task Force, or EITF, reached on consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue be allocated amongst the different items based on fair value. EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables that is not delivered completely must be deferred until delivery of the item is complete. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact of the adoption of EITF 00-21 on our consolidated financial position and results of operations.

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

     We have significant international transactions in foreign currencies and address related financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and adhere to a policy of hedging firmly committed sales orders. These firmly committed foreign currency sales orders are hedged with forward exchange contracts. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating currency exchange rates. We do not enter into forward exchange contracts for trading purposes. The forward exchange contracts generally range from one to twelve months in original maturity. As of June 27, 2003, we did not have any forward exchange contract with an original maturity greater than one year. We also hedge the balance sheet exposures from our various foreign subsidiaries and business units having U.S. dollar functional currencies. We enter into these monthly foreign exchange forward contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

     The notional value of sold forward exchange contracts outstanding as of June 27, 2003 totaled $223.3 million. The notional value of purchased forward exchange contracts outstanding as of June 27, 2003 totaled $24.0 million. The notional amounts of forward exchange contracts are not a measure of our exposure. An adverse move in currency exchange rates would decrease the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would increase in a similar manner.

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

     The principal amount of cash, cash equivalents and marketable securities at June 27, 2003 totaled $373.4 million with a related weighted average interest rate of 1.55%. The majority of our investments were in tax advantaged government bonds with an estimated average tax equivalent yield of 2.08%. Our investment portfolio of municipal bonds and corporate debt securities is classified as held-to-maturity, and any gains or losses relating to changes in interest rates would occur in the unlikely event of liquidation of all or part of the investment portfolio. Our long-term debt of $58.5 million at June 27, 2003 carried a weighted average fixed interest rate of 6.82% with principal payments due in various installments over a ten-year period, beginning in 2005.

     The estimated fair value of our cash and cash equivalents (a portion of which was held abroad at June 27, 2003 and could be subject to additional taxation if it were repatriated in the U.S.) and marketable securities approximated the principal amounts of these financial instruments.

     Although payments under some of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Item 4.  Controls and Procedures

(a)	Disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls over financial reporting. There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit
No.	Description

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The Company did not file any Current Reports on Form 8-K during the quarter ended June 27, 2003. However, the Company did furnish information required to be furnished under Item 12 on Current Reports on Form 8-K filed April 8, 2003 (reporting issuance of a press release regarding expected results for the second quarter of fiscal year 2003) and April 23, 2003 (reporting issuance of a press release regarding net order, sales, net earnings and certain other information related to the second quarter of fiscal year 2003).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated August 4, 2003	By:	/s/ ELISHA W. FINNEY

Elisha W. Finney
Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.