Form 10-K
period 2003-09-26
VARIAN MEDICAL SYSTEMS INC
filed 2003-11-28
CIK 203527

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 26, 2003
or
☐ TRANSITION REPORTING PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-7598

VARIAN MEDICAL SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	94-2359345 (I.R.S. Employer Identification Number)
3100 Hansen Way, Palo Alto, California (Address of principal executive offices)	94304-1030 (Zip Code)
(650) 493-4000 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $1 par value Preferred Stock Purchase Rights	Name of each exchange on which registered New York Stock Exchange/Pacific Exchange New York Stock Exchange/Pacific Exchange
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of March 28, 2003, the last business day of Registrant's most recently completed second fiscal quarter, the aggregate market value of Registrant's shares of Common Stock held by non-affiliates of Registrant (based upon the closing sale price of such shares on the New York Stock Exchange on March 28, 2003) was approximately $2,983,195,544. Shares of Registrant's common stock held by the Registrant's executive officers and directors and by each entity that owns 5% or more of Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        At November 24, 2003, the number of shares of our common stock outstanding was 68,021,119.

DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Company's 2004 Annual Meeting of Stockholders—Part III of this Form 10-K
www.varian.com (NYSE: VAR)

VARIAN MEDICAL SYSTEMS, INC.

Index to Annual Report on Form 10-K
For the Fiscal Year ended September 26, 2003

FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Annual Report on Form 10-K contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc.'s ("we," "our," or "the Company"). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed below and elsewhere in this Annual Report on Form 10-K, under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Business", and from time to time in our other filings with the Securities and Exchange Commission. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as Intensity Modulated Radiation Therapy, or IMRT, Image Guided Radiotherapy, or IGRT, brachytherapy, software, treatment techniques, and advanced X-ray products; growth drivers; orders, sales, backlog or earnings growth; future financial results and any statements using the terms "believe," "expect," "expectation," "anticipate," "can," "should," "will," "would," "could," "estimate," "appear," "based on," "may," "pending," "intended," "potential," "promise," "predict" and "possible" or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management's current expectations. Such risks and uncertainties include:

  •
  our ability to anticipate and keep pace with changes in the marketplace and technological innovation and to gain market acceptance and demand for our products;

  •
  our ability to successfully develop and commercialize new products and new product enhancements;

  •
  our ability to meet U.S. Food and Drug Administration and other domestic or foreign regulatory requirements or obtain product clearances, which might limit the products we can sell, subject us to fines or other regulatory actions, and/or increase costs;

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

  •
  the highly competitive nature of the markets in which we compete, and the impact of competition on our sales, margins and market share and our ability to maintain or increase operating margins;

  •
  our ability to protect our intellectual property and the competitive position of our products;

  •
  the possibility of intellectual property infringement claims against us;

  •
  our reliance on a sole source or a limited number of suppliers for some key components;

  •
  our ability to provide the significant education and training required for the health care market to accept our products;

  •
  the effect of environmental claims and clean-up expenses, including, product recycling and related regulatory requirements in European and other countries, on our costs and margins;

  •
  our ability to attract and retain qualified employees;

  •
  economic, political and other risks associated with our significant international operations, including the enforceability of obligations, the extent of taxes and trade restrictions and licensing and other requirements, and protection of intellectual property;

  •
  the effect of foreign currency exchange rates and changes to those rates;

  •
  our ability to match manufacturing capacity with demand for our products;

  •
  our reliance on a limited number of original equipment manufacturer customers for our X-ray computed tomography tubes, and the potential for continued consolidation in the X-ray tubes market;

  •
  our ability to successfully acquire complementary businesses, to successfully integrate acquired businesses into our existing operations and to realize anticipated benefits;

  •
  our use of distributors for a portion of our sales, the loss of which could reduce sales;

  •
  our ability to make our products interoperate with one another or compatible with widely used third party products;

  •
  the effect of fluctuations in our operating results, including as a result of changes in accounting policies, may have on the price of our common stock;

  •
  the effect of a recurrence of Severe Acute Respiratory Syndrome on travel, related business operations and business activity;

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

PART I

Item 1.    Business

General

        We, Varian Medical Systems, Inc., a Delaware corporation, were originally incorporated in 1948 as Varian Associates, Inc. In 1999, we transferred our instruments business to Varian, Inc., or VI, a wholly owned subsidiary, and transferred our semiconductor equipment business to Varian Semiconductor Equipment Associates, Inc., or VSEA, a wholly owned subsidiary. We retained the medical systems business, principally the sales and service of oncology systems and the sales of X-ray tubes and imaging subsystems. On April 2, 1999, we spun off VI and VSEA to our stockholders, which we refer to as the spin-offs in this Form 10-K. Immediately after the spin-offs, we changed our name to Varian Medical Systems, Inc. We have been engaged in aspects of the medical systems business since 1959.

        An Amended and Restated Distribution Agreement dated as of January 14, 1999 and other agreements govern our ongoing relationships with VI and VSEA.

Overview

        We are a world leader in the design and production of integrated systems of equipment and software for treating cancer with radiation therapy, as well as high-quality, cost-effective X-ray tubes for original equipment manufacturers, or OEMs, replacement X-ray tubes and imaging subsystems.

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

        Our Oncology Systems business produces and sells a fully integrated system of products for treating cancer with radiation, including not only linear accelerators and treatment simulation and verification products but also information management and treatment planning software and other sophisticated ancillary products and services. Our linear accelerators and treatment simulation and verification products are sold and are in service around the world. Our X-ray Products business manufactures and sells X-ray tubes that cover a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, special procedures and mammography. Our X-ray tubes are sold to most major diagnostic equipment manufacturers and directly to end-users for replacement purposes. Through the Ginzton Technology Center, or GTC, we are also pursuing other potential new business areas, including next generation digital X-ray imaging technology, digital X-ray fluoroscopic imagers, the potential of combining advances in focused energy and imaging technology with the latest breakthroughs in biotechnology and a joint research project with the Palo Alto Research Center, a subsidiary of Xerox Corporation, to develop technology for cargo screening under a grant from the United Stated Department of Commerce. In addition, we are pursuing technologies and products that promise to improve disease management by employing targeted energy to enhance the effectiveness of molecular medicine. Our BrachyTherapy operations manufacture and sell advanced brachytherapy products. The operations of GTC and BrachyTherapy are reported as part of the "Other" category of our industry segments, see Note 18 "Industry Segments" of the Notes to the Consolidated Financial Statements.

        Our business is subject to various risks and uncertainties. You should carefully consider the factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Business", in conjunction with the description of our business set forth below and the other information included in this Form 10-K.

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

        Currently, the most common type of radiotherapy uses X-rays delivered by external beams and is administered using linear accelerators. Linear accelerators are conventionally used for multiple, or fractionated, treatments of a tumor in up to 50 radiation sessions. Linear accelerators can also be employed for very small lesions, for example, in the brain, to deliver a single high dose of radiation in a procedure referred to as stereotactic radiosurgery. In addition to external radiation therapy, radioactive seeds, wires or ribbons are sometimes inserted into a tumor or into a body cavity. These modalities, known as brachytherapy, do not require the radiation to pass through surrounding healthy tissue in order to reach the tumor.

Products

        Our products can be broadly classified into three principal categories: Oncology Systems; X-ray Products, including X-ray tubes and imaging subsystems; and brachytherapy and other technologies developed by our Ginzton Technology Center. All figures, for fiscal year 2000, given below and elsewhere in this Form 10-K are based on actual reported results, unless otherwise stated as being on a pro forma basis assuming that the Securities and Exchange Commission's, or SEC, Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, was applied retroactively to prior years.

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

        Our recent product introductions have focused on enabling an advanced form of radiation therapy, called Intensity Modulated Radiation Therapy, or IMRT. Using IMRT, the intensity and angle of the radiation beams are varied, or modulated, across the target area of the patient being treated. This conforms the radiation beams more closely to the tumor and allows doctors to deliver higher doses of radiation to tumors while limiting the amount of radiation directed at nearby healthy tissue. In this way, clinicians can design and deliver an individualized treatment plan for each patient, targeting the patient's tumor as closely as possible. IMRT can be used to treat head and neck, breast, prostate, pancreatic, lung, liver, gynecological and central nervous system cancers. IMRT is being adopted by more clinics every year, from university hospitals to local community clinics.

        Additionally, our product development is focusing on image-guided radiation therapy, or IGRT, and designing new classes of imaging products for IGRT treatment and enhancements to existing products to enable IGRT treatment capabilities. While IMRT is helping doctors to deliver higher doses of radiation to tumors, healthy tissue still receives doses of radiation as doctors are forced to treat areas around the tumors to compensate for movement both during and between treatments. IGRT encompasses technologies that compensate for daily changes and movements in tumors and allows for dynamic, real-time visualization and precise treatment of small, moving and changing tumors with greater intensity and accuracy, while sparing more of the surrounding healthy tissue. We anticipate that

IGRT will allow stereotactic radiosurgery and radiotherapy for small metastases or lesions to be eradicated using precisely placed beams to deliver a very high does of radiation. IGRT, presently, is a nascent technology that is not yet widely recognized, but we expect that it will be one of our drivers of growth in the coming years.

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

        Our Clinac® series of medical linear accelerators are used to treat cancer by producing therapeutic electrons and X-rays in shaped radiation beams that target tumors and other abnormalities in a patient. We produce a variety of versions of these devices to suit various facility requirements. In October 2003, we introduced our Trilogy™ system, which is intended to be optimized for both conventional and stereotactic approaches to treating cancer, and will normally be equipped with several IGRT technologies. Trilogy™, for which 510(k) clearance by the Food and Drug Administration, or FDA, is now pending, will be used to deliver 3D conformal radiotherapy, IMRT, stereotactic radiosurgery and fractionated stereotactic radiation therapy for cancer and neurosurgical treatment.

        We also manufacture and market ancillary treatment delivery products that enhance the capabilities and efficiency of our linear accelerators in delivering radiotherapy treatment. Our Millennium™ series of multi-leaf collimators are devices that are used with a linear accelerator to define the size, shape and intensity of the radiation beams generated by the linear accelerator. We also offer an innovative real time patient position monitoring software product, the RPM™ respiratory gating system, which allows the Clinac to be synchronized with patient breathing to help compensate for tumor motion during the course of treatment.

        Verification and documentation of all treatment procedures are also critical to treatment delivery. Our VARiS® information management software system, records and verifies treatment procedures carried out on the linear accelerator, performs patient charting and manages patient information. Our Vision™ product line is integrated with the VARiS product and manages patient image data.

        Prior to treatment delivery, clinicians must plan the course of radiation therapy for the patient. To assist clinicians with developing these treatment plans, we offer a range of treatment planning products. Our Eclipse™ treatment planning system provides doctors with 3D image viewing, treatment simulation, radiation dosage calculation and verification and other tools for generating treatment plans for the patient, which can be reviewed and analyzed using our SomaVision™ workstations. Our Helios™ software module utilizes a recently developed technique known as inverse planning to enable the clinician to rapidly develop optimal IMRT treatment plans based on a desired radiation dose outcome to the tumor and surrounding tissue. We offer a variety of additional products related to radiotherapy treatment. Our treatment simulators enable physicians to simulate radiation therapy treatments prior to treatment delivery. We also manufacture and sell an electronic portal-imaging product, PortalVision™, which is used to verify a patient's treatment position, a critical component for accurate delivery of radiotherapy treatment. Our Argus line of software products allows the management of quality control data for radiation therapy products. We also manufacture and sell Acuity™, which is a new model of our simulator which uses advanced amorphous silicon imaging technology and has been designed to facilitate IMRT treatments by integrating simulation more closely with treatment planning and facilitate and helping physicians deal better with tumor motions caused by breathing. In October 2003, we introduced 3D Imaging on Acuity™ for IGRT. The new cone-beam computerized tomography, or CT, capability of the Acuity™ system, for which 510(k) clearance by the FDA is now pending, will enable radiation oncologists to enhance care for cancer patients by generating superior digital images for patient positioning as well as developing, simulating and verifying treatment plans.

        In addition to offering our own integrated suite of hardware and software products for planning and delivering radiation therapy treatments, we have partnered with General Electric Medical Systems, or GE, in North America and established a See and Treat Cancer Care™ program for radiation therapy. Through See and Treat Cancer Care, we can offer radiation oncology facilities an integrated suite of cancer treatment tools that combines our comprehensive set of radiation therapy products with GE's advanced diagnostic imaging systems.

        We also manufacture and sell a line of linear accelerators that are used for industrial radiographic applications. Our Linatron-M® linear accelerators are used for nondestructive examination of objects, such as cargo or luggage, for security and customs purposes, and heavy metallic structures for nondestructive quality control testing purposes. This technology may also be used to sterilize food and medical products.

        We recently announced the acquisition of Zmed, Inc. on October 24, 2003, which adds Zmed's radiation oncology software and accessories for ultrasound-based, IGRT, stereotactic radiation treatments and image management to our suite of products. We also signed a letter of intent to form a three-year joint venture in Japan with Mitsubishi Electric Corp. Under this letter of intent, the joint venture will sell our full line of radiotherapy products and, for the first two years of the joint venture, Mitsubishi Electric Corp.'s medical linear accelerators and will also service and support all of these products. We are to be the majority owner of the venture, and we will acquire Mitsubishi Electric Corp.'s share of the joint venture at the end of the three years.

        Revenues from the Oncology Systems business represented 82%, 83% and 79% of total sales in fiscal years 2003, 2002 and 2001, respectively. For a discussion of segment financial information, see Note 18 "Industry Segments" of the Notes to the Consolidated Financial Statements.

  X-ray Products

        Our X-ray Products business, or X-ray Products, is a world leader in designing and manufacturing subsystems for diagnostic radiology, including X-ray-generating tubes and imaging subsystems. X-ray tubes are a key component of X-ray imaging subsystems, including new system configurations and replacement tubes for installed systems. We conduct an active research and development program to focus on new technology and applications in both the medical and industrial X-ray tube markets.

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

        In addition to X-ray tubes, we also design, manufacture and market flat panel imaging products. Our amorphous silicon imaging technologies can be broadly applied as an alternative to image intensifiers or film. We expect that imaging equipment based on amorphous silicon semiconductors may be more stable and reliable, have fewer adjustments, and suffer less degradation over time than image intensifiers.

        Revenues from the X-ray Products business represented 15%, 14% and 18% of total sales in fiscal years 2003, 2002 and 2001, respectively. For a discussion of segment financial information, see Note 18 "Industry Segments" of the Notes to the Consolidated Financial Statements.

  Other

        The Ginzton Technology Center, our research facility, identifies and addresses new and potential markets for the Company. Through GTC, we are pursuing other potential new business lines, including next generation digital X-ray imaging technology, digital X-ray fluoroscopic imagers and the potential of combining advances in focused energy and imaging technology with the latest breakthroughs in biotechnology. We are pursuing technologies and products that promise to improve disease management by employing targeted energy to enhance the effectiveness of molecular medicine. In the area of industrial security, GTC is engaged in a joint research project with the Palo Alto Research Center, a subsidiary of Xerox Corporation, to develop technology for cargo screening at airports and seaports under a grant from the United Stated Department of Commerce. These efforts are designed to develop new products and technologies for our future business.

        Our BrachyTherapy operations manufactures and sells our products for the growing brachytherapy market, including high dose rate products; the VariSource™ and GammaMed™ afterloaders, the BrachyVision™ treatment planning system, applicators and accessories. BrachyTherapy also develops and markets the VariSeed™ treatment planning system for permanent prostate seed implants.

        GTC and BrachyTherapy report their results from operations as part of the "Other" category, see Note 18 "Industry Segments" of the Notes to the Consolidated Financial Statements. Revenues from these operations represented 3% of total sales in fiscal years 2003, 2002 and 2001. For a discussion of segment financial information, see Note 18 "Industry Segments" of the Notes to the Consolidated Financial Statements.

Marketing and Sales

        Sales to our ten largest customers in fiscal years 2003, 2002 and 2001 accounted for approximately 12%, 12% and 18% of total sales, respectively. However, we did not have a single customer in any of those years that represented 10% or more of our total sales.

        We maintain direct sales forces in North America, Australia and major parts of Asia, Europe and Latin America. We make all of our North American sales in our Oncology Systems business and our BrachyTherapy operations through our direct sales forces. We sell through a combination of direct sales forces and independent distributors in the international markets for our Oncology Systems business and our BrachyTherapy operations, as well as in the North American and international markets for our X-ray Products business.

        We sell our Oncology Systems products primarily to hospitals, clinics, private and governmental institutions, health care agencies and doctors' offices. Total sales for Oncology Systems, including services, were $856 million, $725 million and $614 million for fiscal years 2003, 2002 and 2001, respectively. We divide our market segments for Oncology Systems sales into North America, Europe, Asia and rest of the world, and these regions constituted 64%, 24%, 9% and 3% of sales during fiscal year 2003, 64%, 22%, 10% and 4% of sales during fiscal year 2002 and 58%, 26%, 10% and 6% of sales during fiscal year 2001.

        Continued demand for IMRT and reimbursement rates for IMRT, which are higher than the reimbursement rates for standard radiotherapy treatments, are contributing to the adoption of IMRT in the U.S. While we believe the increased reimbursement rates may have had some effect on the adoption of IMRT, we believe that IMRT would have been a big driver in our growth even without the increase in the reimbursement rates. Although we continue to see strong growth to date in North America, we believe that in the foreseeable future there will be worldwide growth in the markets for oncology systems and related services because of the under-served market outside North America. With the transition from analog to digital systems, the demand for products and services related to networking, archiving and electronic distribution of digital images should grow in industrialized countries. We also believe there will be continued growth in the demand for information technology in the radiation oncology market. The Centers for Medicare and Medicaid Services, or CMS, has published revised Medicare and Medicaid reimbursement rates for IMRT and standard radiotherapy treatments and plans for calendar year 2004, which will become final on December 1, 2003 and be effective on January 1, 2004. The overall net effect for hospital reimbursement rates for IMRT and standard radiotherapy treatments, considering the rate changes for procedures such as daily treatments, planning, positioning of patients and quality assurance, was a reduction as compared to reimbursement rates for calendar year 2003. The IMRT reimbursement rates for calendar year 2004 still remain higher than those for standard radiotherapy treatments. Furthermore, according to American Medical Accounting & Consulting, Inc., or AMAC, using a hypothetical hospital situation as a model, there also does not appear to be a significant impact on a hospital's return on investment for purchasing IMRT equipment under the new reimbursement rates as compared to the calendar year 2003 reimbursement rates. For free-standing cancer treatment clinics, there is no appreciable reduction in the calendar year 2004 reimbursement rates from calendar year 2003 so AMAC anticipates little negative impact on the time period to recover IMRT equipment investments in calendar year 2004 as compared to calendar year 2003. Therefore, based upon our historical experience with having different reimbursement rates for IMRT and standard radiotherapy treatments and in light of the overall impact of the new reimbursement rates on return on investment, we do not believe that these new IMRT reimbursement rates will have a material impact on our business.

        Historically, our X-ray Products business sold a high proportion of its products to a limited number of customers and we expect that sales of these products to relatively few customers will continue to account for a high percentage of its sales in the foreseeable future. We supply tubes to such companies as Toshiba Corporation, Hitachi Medical Corporation, Shimadzu Corporation, Philips Medical Systems and GE, each of which accounted for 4% or more of X-ray tube product sales in fiscal years 2003 and 2002. These five OEMs represent 67% of our total X-ray Products business with the other 33% of sales going to a large number of small OEMs and independent services companies. Total sales for our X-ray Products business were $153 million, $122 million and $139 million for fiscal years 2003, 2002 and 2001, respectively. We divide our market segments for X-ray Products sales by region into North America, Europe, Asia and rest of the world, and these regions constituted 36%, 13%, 48% and 3% of sales during fiscal year 2003, 39%, 15%, 42% and 4% of sales during fiscal year 2002 and 41%, 12%, 45% and 2% of sales during fiscal year 2001.

Customer Support and Services

        We maintain service centers in Milpitas, California; DesPlaines, Illinois; Clark, New Jersey; Marietta, Georgia; Richardson, Texas; Corona, California; Buc, France; Crawley, England; Zug, Switzerland; Tokyo, Japan; and Hong Kong, China; as well as field service forces throughout the world, for Oncology Systems service support. Key logistics and education operations are located in Las Vegas, Nevada. Our network of service engineers and customer support specialists provide installation, warranty, repair, training and support services. We generate service revenue by providing service to customers on a time-and-materials basis and through comprehensive service contracts. Most of the field service engineers are our employees, but in a few foreign countries, field services are provided by employees of dealers and/or agents. Customers can access our extensive service network by calling any of our service centers located throughout North America, Europe, Asia, Australia and Latin America.

        We warrant most of our Oncology Systems hardware and software for parts and labor for twelve months. We offer a variety of post-warranty equipment service agreements and software support agreements that permit customers to contract for the level of equipment maintenance and/or software support they require.

        We believe customer service and support are an integral part of our competitive strategy. Service capability, availability and responsiveness play an important role in marketing and selling medical equipment and systems, particularly as the technological complexity of the products increases. Nevertheless, many hospitals use their own biomedical engineering departments and/or independent service organizations to service equipment after the warranty period expires. Therefore, we cannot depend on conversion to maintenance or service contracts after the warranty period expires.

        We provide technical advice and consultation for X-ray tubes and imaging subsystems products to major OEM customers from our offices in Tokyo, Japan; Houten, The Netherlands; Salt Lake City, Utah; Charleston, South Carolina; and Willich, Germany. Our applications specialists and engineers make recommendations to meet the customer's technical requirements within the customer's budgetary constraints. We often develop specifications for a unique product, which will be designed and manufactured to meet a specific customer's requirements. We also maintain a technical customer support group in Charleston, South Carolina to meet the technical support requirements of independent tube installers that use our X-ray tube products.

Research and Development

        Developing products, systems and services based on advanced technological concepts is essential to our ability to compete effectively. We maintain a product research and development and engineering staff responsible for product design and engineering. Research and development expenditures totaled $59 million, $48 million and $44 million in fiscal years 2003, 2002 and 2001, respectively.

        Our research and development is conducted both within the relevant product groups within the Oncology Systems and X-ray Products business and through GTC. GTC maintains technical competencies in X-ray technology, imaging physics and applications, algorithms and software, electronic design, materials science and biosciences to prove feasibility of new product concepts and to improve current products. Present research topics include new imaging concepts, image-based radiotherapy treatment planning, real time accommodation of moving targets and verification tools, combined modality therapy, manufacturing process improvements, improved X-ray tubes and multi-modality, targeted therapy and large-area, high resolution digital X-ray sensor arrays for cone-beam CT. GTC accepts some sponsored research contracts from external agencies such as the government or private sources. Within Oncology Systems, we conduct research to enhance the reliability and performance of existing products and to develop new products. This research is conducted primarily in the U.S., Switzerland, the United Kingdom and Finland. In addition, we support selected research programs at selected hospitals and clinics. Current research areas within Oncology Systems include linear accelerator systems and accessories for medical and industrial applications, information systems, treatment planning software, imaging devices, simulation, patient positioning and equipment diagnosis and maintenance tools. Many of these development efforts relate to systems simplification and IGRT imaging and treatment technologies that will allow clinicians to more precisely treat small, moving and changing tumors with greater dose intensity and accuracy. Within X-ray Products, we conduct research at our Salt Lake City facility that is primarily focused on developing and improving X-ray tubes and flat panel detectors in the near term. Current research areas include bearing coating, to improve X-ray tube life and reduce tube noise, and ceramic design, to improve the high voltage stability of X-ray tubes.

Competition

        The markets for radiation therapy equipment and software are characterized by rapidly evolving technology, intense competition and pricing pressure. We compete with companies worldwide. Some of our competitors have greater financial, marketing and management resources than we do. These competitors could develop technologies and products that are more effective than those we currently use or produce or that could render our products obsolete or noncompetitive. Our smaller competitors could be acquired by companies with greater financial strength, which could enable them to compete more aggressively. Some of our suppliers or distributors could also be acquired by competitors, which could disrupt these supply or distribution arrangements and result in less predictable and reduced sales.

We believe, however, that we compete favorably with our competitors based on our strategy of providing a complete package of products and services in the field of radiation therapy and our continued commitment to global distribution and customer service, value-added manufacturing, technological leadership and new product innovation. We believe that the key to success in our markets is to provide technologically superior products addressing substantially all aspects of radiation therapy that deliver cost-effective, high quality clinical outcomes and that meet or exceed customer quality and service expectations. Our ability to compete successfully partially depends on our ability to commercialize new products ahead of our competitors. In our sales of linear accelerators and treatment simulation and verification products, we compete primarily with Siemens, Elekta and Nucletron. We compete with a variety of companies, such as IMPAC Medical Systems, Inc., Philips, Computerized Medical Systems, Inc., NOMOS, Nucletron and Elekta, in our software systems and accessories business and in our BrachyTherapy business, we compete primarily with Nucletron. For the service and maintenance business for our products, we compete with independent service organizations and our customers' internal service organizations.

        The market place for X-ray tube products is extremely competitive. All of the major diagnostic imaging systems companies, which are the primary customers of our X-ray Products business, also manufacture X-ray tubes for use in their own products. We must compete with these in-house X-ray tube manufacturing operations for business from their affiliated companies. As a result, we must have a competitive advantage in one or more significant areas, which may include lower product cost, better product quality or superior technology. We sell a significant volume of our X-ray tube products to companies such as Toshiba Corporation, Hitachi Medical Corporation, Shimadzu Corporation, Philips Medical Systems and GE, all of which have in-house X-ray tube production capability. In addition, we compete against other stand-alone X-ray tube manufacturers such as Comet and IAE Industria Applicazioni Elettroniche Spa. These companies compete with us for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for X-ray tubes.

Manufacturing and Supplies

        We manufacture our linear accelerators in Palo Alto, California, and our treatment simulator systems and some accelerator subsystems in Crawley, England. In addition, we manufacture some of our ancillary oncology systems products in Baden, Switzerland and Helsinki, Finland; and certain radiographic products in Las Vegas, Nevada. We manufacture our X-ray tube products in Salt Lake City, Utah; Charleston, South Carolina; and Willich, Germany. We manufacture our high dose rate brachytherapy systems in Crawley, England and Haan, Germany and our brachytherapy treatment planning products in Charlottesville, Virginia. These facilities employ state-of-the-art manufacturing techniques and several have been honored by the press, governments and trade organizations for their commitment to quality improvement. They are certified under International Standards Organization, or ISO, 9001, or ISO 9002, in the case of the Charleston facility, the most rigorous of the international quality standards.

        Manufacturing processes at our various facilities include machining, fabrication, subassembly, system assembly and final testing. We have invested in various automated and semi-automated equipment for the fabrication and machining of the parts and assemblies that we incorporate into our products. We may, from time to time, invest further in such equipment. Our quality assurance program includes various quality control measures from inspection of raw material, purchased parts and assemblies through on-line inspection. We also get subassemblies from third-party suppliers and integrate them into a finished system. We outsource the manufacturing of many major subassemblies and perform system design, assembly and testing in-house. We believe outsourcing enables us to reduce fixed costs and capital expenditures while also providing us with the flexibility to increase production capacity. We purchase material and components from various suppliers that are either standard products or built to our specifications. We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier, for items such as, the source wires for high-dose afterloaders, klystrons for linear accelerators, imaging panels, non-coated array sensors and coating for array sensors for the flat panels, specialized integrated circuits for imaging subassemblies, and some targets, housings and glass bulbs for X-ray tubes.

Backlog

        Our backlog at the end of fiscal year 2003 was $808 million, of which we expect to recognize approximately 60% to 65% into sales in fiscal year 2004. Our backlog at the end of fiscal year 2002 was $698 million, of which $431 million was recognized as sales in fiscal year 2003. We include in backlog orders for products scheduled to be shipped within two years. Subsequent to the adoption of SAB 101, we include in backlog the contract amount associated with the portion of the orders equal to the greater of the fair value of the installation services or the portion of the payment that is contractually linked to the installation or acceptance clause; and for a small number of products the entire sale price applicable to products shipped but for which installation and/or final acceptance have not been completed. Orders may be revised or canceled, either according to their terms or as a result of negotiations; consequently, it is impossible to predict with certainty the backlog that will result in sales.

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

Government Regulation

  Domestic Regulation

        As a manufacturer and seller of medical devices and devices utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the United States Food and Drug Administration, or the FDA, and state and local regulatory agencies, such as the State of California, to ensure such devices are safe and effective. Such regulations, which include the U.S. Food, Drug and Cosmetic Act, or the FDC Act, and regulations promulgated by the FDA, govern the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, possession, marketing, disposal, clinical investigations involving humans, sale and marketing of medical devices, post-market surveillance, repairs, replacements, recalls and other matters relating to medical devices, radiation producing devices and devices utilizing radioactive by-product material. State regulations are extensive and vary from state to state. Our Oncology Systems equipment and software, with the exception of industrial products, and our flat panel imaging products, constitute medical devices subject to these regulations. In general, our X-ray tubes are not considered medical devices, but are indirectly subject to this regulation when they are included in medical devices. Future products in any of our business segments may constitute medical devices and be subject to regulation as such. These laws require that manufacturers adhere to certain standards designed to ensure that the medical devices are safe and effective. Under the FDC Act, each medical device manufacturer must comply with requirements applicable to manufacturing practices.

        Our manufacturing operations for medical devices are required to comply with the FDA's Quality System Regulation, or QSR, which addresses a company's responsibility for quality systems, the requirements of good manufacturing practices and relate to product design, testing, and manufacturing quality assurance, and the maintenance of records and documentation. The QSR requires that each manufacturer establish a quality assurance program by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer's written specifications and procedures relating to the devices. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for a manufacturer to be able to continue to market cleared or approved product offerings. Among other things, these regulations require that manufacturers establish performance requirements before production. The FDA makes announced and unannounced inspections of medical device manufacturers and may issue reports, known as FD 483 reports, listing instances where the manufacturer has failed to comply with applicable regulations and/or procedures, or Warning Letters which, if not adequately responded to, could lead to enforcement actions against the manufacturer, including fines and total shutdown of production facilities and criminal prosecution. Inspections usually occur every two years. Our last inspection occurred in May 2003.

        The FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, an existing medical device obtain either 510(k) pre-market notification clearance or an approved pre-market approval application, or PMA, before the manufacturer may take orders and distribute the product in the United States. The 510(k) clearance process is applicable when the new product being submitted is substantially equivalent to an existing commercially available product. The process of obtaining 510(k) clearance generally takes at least one to three months from the date the application is filed and generally requires submitting supporting data, which can be extensive and can extend the process for a considerable period of time beyond three months. After a product receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, packaging, or manufacturing process may require a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with the manufacturer's decision, it may retroactively require the manufacturer to submit a request for 510(k) pre-market notification clearance and can require the manufacturer to cease marketing and/or recall the product until 510(k) clearance is obtained. If we cannot establish that a proposed product is substantially equivalent to a legally marketed device, we must seek pre-market approval through a PMA application. Under the PMA process, the applicant must generally conduct at least one clinical protocol and submit extensive supporting data and clinical information in the PMA to prove the safety and effectiveness of the product. This process typically takes at least one to two years from the date the pre-market approval is accepted for filing, but can take longer for the FDA to review. To date, we have produced only Class 2 medical devices, which require only 510(k) clearance.

        The FDA and the Federal Trade Commission, or FTC also regulate the promotion and advertising of our products. In general, we may not promote or advertise our products for uses not within the scope of our clearances or approvals or make unsupported safety and effectiveness claims.

        It is also important that our products comply with electrical safety and environmental standards, such as those of Underwriters Laboratories, or UL, the Canadian Standards Association, or CSA, and the International Electrotechnical Commision, or IEC.

        In addition, the manufacture and distribution of medical devices utilizing radioactive by-product material requires a specific radioactive material license. Manufacture and distribution of these radioactive sources and devices also must be in accordance with an approved Nuclear Regulatory Commission, or NRC, or an Agreement State registration certificate. Further, service of these products must be in accordance with a specific radioactive materials license. We are also subject to a variety of additional environmental laws regulating our manufacturing operations and the handling, storage, transport and disposal of hazardous materials, and imposing liability for the cleanup of contamination from these materials. For a further discussion of these laws and regulations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters."

        Beyond the above-mentioned regulations, the healthcare industry and we, as a participant in the healthcare industry, are subject to extensive federal, state and local laws and regulations on a broad array of additional subjects. Further, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, sets national standards for some types of electronic health information transactions and the data elements used in those transactions and standards to ensure the integrity and confidentiality of patient health information.

        The healthcare industry is also subject to a number of "fraud and abuse" laws and regulations, including physician self-referral prohibitions, anti-kickback laws, and false claims laws. See "—Medicare and Medicaid Reimbursement" for a description of these laws and regulations. We also must comply with numerous federal, state and local laws of more general applicability relating to such matters as safe working conditions, manufacturing practices and fire hazard control.

        Failure to comply with FDA and other applicable regulations could result in a wide variety of actions against us, such as:

  •
  investigations, FD 483 reports of non-compliance or Warning Letters;

  •
  fines, injunctions, and civil penalties;

  •
  partial suspensions or total shutdown of production, or the imposition of operating restrictions;

  •
  losses of clearances or approvals already granted, or delays in or refusals of requests for clearance or approval;

  •
  seizures or recalls of our products;

  •
  the inability to sell our products in the applicable jurisdiction; and

  •
  criminal prosecutions.

        The laws and regulations and their enforcement are constantly undergoing change, and we cannot predict what effect, if any, changes may have on our business. In addition, new laws and regulations may be adopted which adversely affect our business. There has been a trend in recent years, both in the United States and internationally, toward more stringent regulation and enforcement of requirements applicable to medical device manufacturers and requirements regarding protection and confidentiality of personal data.

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

        Medicare also reimburses pursuant to a prospective payment system for capital costs which incorporated an add-on to the DRG-based payment to cover capital costs and which replaced the reasonable cost-based methodology.

        For hospital outpatient services, including radiation treatment, reimbursement was historically based on the lesser of the hospital's costs or charges, or a blended amount, 42% of which is based on the hospital's reasonable costs and 58% of which is based on the fee schedule amount that Medicare reimburses for such services when furnished in a physician's office. Beginning in 2000, the Centers for Medicare and Medicaid Services, or CMS, extended PPS to hospital outpatient services.

        Under the outpatient PPS system, Medicare reimburses outpatient services according to rates calculated by Medicare for groups of covered services known as "ambulatory payment classification," or APC, groups. Approximately fifteen APC groups involve radiation oncology services. The reimbursement for each APC group is derived from a complicated calculation that incorporates historical cost information, including capital acquisition costs.

        For physicians, Medicare reimburses all physicians based on the lower of their actual charges or a fee schedule amount based on a "resource-based relative value scale" that includes physician practice expenses such as equipment costs. Under the Balanced Budget Act of 1997, or BBA, CMS was required to implement a revised methodology for calculating the practice expense component of relative value from the current historical basis to a resource basis. These new practice expense calculations are being phased in over a four-year period that began on January 1, 2000.

        CMS' new methodology establishes two separate practice expense values for each physician service, one for when a service is furnished in a facility setting and another for when the service is performed in a physician's office. Typically, for a service that could be provided in either setting, the practice expense value would be higher when the service is performed in a physician's office, as it would cover a physician's costs such as equipment, supplies and overhead.

        Medicare reimbursement rates for radiation oncology services are determined by the government once a specific treatment has been approved for reimbursement and then typically reviewed and adjusted annually. Currently, reimbursement rates for IMRT treatments are higher than reimbursement rates for standard radiotherapy treatments. CMS has published revised Medicare and Medicaid reimbursement rates for IMRT and standard radiotherapy treatments and plans for calendar year 2004, which will become final on December 1, 2003 and be effective on January 1, 2004. The overall net effect for hospital reimbursement rates for IMRT and standard radiotherapy treatments, considering the rate changes for procedures such as daily treatments, planning, positioning of patients and quality assurance, was a reduction as compared to reimbursement rates for calendar year 2003. The IMRT reimbursement rates for calendar year 2004 still remain higher than those for standard radiotherapy treatments. Furthermore, according to American Medical Accounting & Consulting, Inc., or AMAC, using a hypothetical hospital situation as a model, there also does not appear to be a significant impact on a hospital's return on investment for purchasing IMRT equipment under the new reimbursement rates as compared to the calendar year 2003 reimbursement rates. For free-standing cancer treatment clinics, there is no appreciable reduction in the calendar year 2004 reimbursement rates from calendar year 2003 so AMAC anticipates little negative impact on the time period to recover IMRT equipment investments in calendar year 2004 as compared to calendar year 2003. Therefore, based upon our historical experience with having different reimbursement rates for IMRT and standard radiotherapy treatments and in light of the overall impact of the new reimbursement rates on return on investment, we do not believe that these new IMRT reimbursement rates will have a material impact on our business.

        Reimbursement for services rendered to Medicaid beneficiaries is determined pursuant to each state's Medicaid plan, which is established by state law and regulations, subject to requirements of federal law and regulations. The BBA has revised the Medicaid program to allow each state more control over coverage and payment issues. In addition, CMS has granted many states waivers to allow for greater control of the Medicaid program at the state level. The impact on our business of this greater state control on Medicaid payment for diagnostic services remains uncertain.

        The sale of medical devices, the referral of patients for diagnostic examinations and treatments utilizing such devices, and the submission of claims to third-party payors (including Medicare and Medicaid) seeking reimbursement for such services, are subject to various federal and state laws pertaining to health care "fraud and abuse," including physician self-referral prohibitions, anti-kickback laws, and false claims laws. Subject to enumerated exceptions, the federal physician self-referral law, also know as Stark II, prohibits a physician from referring Medicare or Medicaid patients to an entity with which the physician (or a family member) has a financial relationship if the referral is for a "designated health service," which is defined explicitly to include radiology and radiation therapy services. The final regulations implementing Stark II have been postponed several times. Currently the Phase I final regulations are in effect and Phase II regulations are awaiting publication as a final rule. The Stark II law and regulations, as well as general fraud and abuse laws and physician self-referral restrictions that exist in a number of states and apply regardless of whether Medicare or Medicaid patients are involved, may result in lower utilization of certain diagnostic or therapeutic procedures, which may affect the demand for our products. Anti-kickback laws make it illegal to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase of medical devices from a particular manufacturer or the referral of patients to a particular supplier of diagnostic services utilizing such devices. False claims laws prohibit anyone from knowingly and willfully presenting, or causing to be presented, claims for payment to third party payors (including Medicare and Medicaid) that are false or fraudulent, for services not provided as claimed, or for medically unnecessary services. The Office of the Inspector General prosecutes violations of fraud and abuse laws and any violation may result in criminal and/or civil sanctions including, in some instances, imprisonment and exclusion from participation in federal health care programs such as Medicare and Medicaid.

        The executive branch of the federal government and the Congress from time to time consider various Medicare and other health care reform proposals that could significantly affect both private and public reimbursement for health care services.

  Foreign Regulation

        Our operations outside the United States are subject to regulatory requirements that vary from country to country and may differ significantly from those in the United States. In general, our products are regulated outside the United States as medical devices by foreign governmental agencies similar to the FDA and the FTC. In addition, in foreign countries where we have operations or sell products, we are subject to laws and regulations applicable to manufacturers of medical devices, radiation producing devices and products utilizing radioactive materials and to the healthcare industry, and laws and regulation of general applicability relating to environmental protection, safe working conditions, manufacturing practices and other matters. These laws and regulations are often comparable to or more stringent than United States laws and regulations. Our sales of products in foreign countries are also subject to regulation of matters such as product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. We rely in some countries on our foreign distributors to assist us in complying with applicable regulatory requirements.

        In July 1993, the European Union implemented a medical device directive that requires us to affix the CE mark to our products in order to sell the products in member countries of the European Union. The CE mark is an international symbol of adherence to certain essential principles of safety and effectiveness mandated in applicable European medical device directives which, once affixed, enables a product to be sold in member countries of the European Union. The CE mark is also recognized in many countries outside the European Union, such as Australia. In order to receive permission to affix the CE mark to our products, we must obtain Quality System certification e.g. ISO 9001/EN46001 and must otherwise have a quality management system that complies with the EU medical device directives. The International Standards Organization, or ISO, promulgates standards for certification of quality assurance operations. We have previously been certified as complying with the ISO 9001 series of standards, but these standards have been significantly revised, and we will be required to conform to these new standards, particularly ISO 13485:2003, by December 2003. Several

Asian countries, including Japan and China, have adopted regulatory schemes that are comparable, and in some cases more stringent, than the European Union scheme.

        A number of countries, including the members of the European Union, are implementing regulations that would require manufacturers to dispose, or bear some of the costs of disposal, of their products at the end of their useful lives, and to restrict the use of some hazardous substances sold in those countries. For a further discussion of these proposed regulations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters." Also, many countries where we sell our products have legislation protecting the confidentiality of personal information and the circumstances under which such information may be released for inclusion in our databases, or released to third parties.

Patent and Other Proprietary Rights

        We place considerable importance on obtaining and maintaining patent, copyright and trade secret protection for significant new technologies, products and processes because of the length of time and expense associated with bringing new products through the development process and to the marketplace.

        We generally rely upon a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our propriety rights in the developments, improvements, and inventions that we have originated that are incorporated in our products or that fall within our fields of interest. As of September 26, 2003, we owned 107 patents issued in the United States and 59 patents issued throughout the rest of the world, and we have 165 patent applications on file with various patent agencies worldwide. We intend to file additional patent applications as appropriate. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We also have agreements with third parties that provide for licensing of patented or proprietary technology, including royalty-bearing licenses and technology cross-licenses.

Environmental Matters

        For a discussion of environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters."

Financial Information about Geographic Areas

        For a discussion of financial information about geographic areas, see Note 18 "Industry Segments" of the Notes to the Consolidated Financial Statements.

Employees

        At September 26, 2003, we had a total of 2,927 full-time and part-time employees worldwide, 1,996 in the United States and 931 elsewhere. None of our employees based in the United States are unionized or subject to collective bargaining agreements. Employees based in some foreign countries may, from time to time, be subject to collective bargaining agreements. We currently consider our relations with our employees to be good.

Additional Information

        We file electronically with the Securities and Exchange Commission, or SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The Securities and Exchange Commission maintains an Internet site at http://www.sec.gov that contains these reports and our proxy statements. We make available on our website http://www.varian.com, free of charge, access to these reports and proxy statements as soon as reasonably practicable after filing or furnishing the information to the SEC.

Item 2.    Properties

        Our executive offices and oncology management and manufacturing facilities are located in Palo Alto, California on 30 acres of land under leaseholds, which expire in 2056. We own these facilities which contain 248,902 square feet of aggregate floor space. GTC is located in Mountain View, California under a land and improvements lease that expires in 2009. Our other manufacturing facilities are located throughout the world, including Salt Lake City, Utah; Charleston, South Carolina; Las Vegas, Nevada; Charlottesville, Virginia; Crawley, England; Baden, Switzerland; Buc, France; Helsinki, Finland; Haan, Germany; and Willich, Germany. Our 48 service and sales facilities also are located in various parts of the world, with 37 located outside of the United States, including Argentina, Australia, Austria, Brazil, China, Denmark, Finland, France, Germany, Hong Kong, India, Italy, Japan, Malaysia, The Netherlands, Singapore, Spain, Switzerland, and Thailand.

        The following is a summary of our properties at September 26, 2003:

	Land (Acres)		Buildings (000's Sq. Ft.)		Number of Buildings
	Owned	Leased	Owned	Leased	Owned	Leased
United States	38	30	518	240	6	18
International	2	—	46	210	1	44

	40	30	564	450	7	62

        Our facilities, as utilized by our various segments, are shown in the following table:

	Buildings (000's Sq. Ft.)
	Manufacturing, Administrative and Research & Development
				Marketing and Service
	U.S.	Non-U.S.	Total		Total
Oncology Systems	225	82	307	245	552
X-ray Products	310	4	314	10	324
Ginzton Technology Center	27	15	42	11	53

Total operations	562	101	663	266	929
Other operations (including manufacturing support)	67	18	85	—	85

Total	629	119	748	266	1,014

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

        We are a party to three related federal actions involving claims by independent service organizations, or ISOS, that our policies and business practices relating to replacement parts violate the antitrust laws. ISOS purchase replacement parts from us and compete with us in servicing the linear accelerators we manufacture. In response to several threats of litigation regarding the legality of our parts policy, we filed a declaratory judgment action in the U.S. District Court for the Northern District of California in 1996 asking for a determination that our then new policies are legal and enforceable and damages against two of the ISOS for copyright infringement and related claims. Later, four defendants filed separate claims in other jurisdictions raising issues allegedly related to those in the declaratory relief action and seeking injunctive relief and damages against us for $10 million for each plaintiff. We defeated the defendants' motion for a preliminary injunction in U.S. District Court in Texas about our policies. The ISOS defendants amended the complaint to include class action allegations, alleged a variety of other anti-competitive business practices and filed a motion for class certification, which was denied by U.S. District Court in Texas on September 27, 2002. The parties consolidated claims from the Northern District of California with the action in the U.S. District Court in Texas.

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

        For a discussion of environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters."

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

EXECUTIVE OFFICERS

        Set forth below are biographical summaries of our executive officers as of November 26, 2003:

Name	Age	Position
Richard M. Levy Chairman of the Board, President and Chief Executive Officer	65	Dr. Levy became Chairman of the Board in February 2003, and President and Chief Executive Officer of the Company on April 3, 1999. Prior to April 2, 1999, he was the Executive Vice President of the Company responsible for the medical systems business. Dr. Levy also oversaw our Ginzton Technology Center in Palo Alto. He joined the Company in 1968, and became Executive Vice President in 1990.
Timothy E. Guertin Executive Vice President	54
		Mr. Guertin became Executive Vice President of the Company on October 1, 2002. He also continues to be President of our Oncology Systems business, a position he has held since 1990. He was Corporate Vice President of the Company from April 3, 1999 to October 1, 2002 and a Corporate Vice President from 1992 to April 1999. Mr. Guertin has held various other positions in the medical systems business during his 28 years with the Company.
Robert H. Kluge Corporate Vice President	57
		Mr. Kluge became Corporate Vice President of the Company on April 3, 1999. Prior to April 2, 1999, he was Vice President and General Manager of our X-ray Products business, positions he held from 1993. Before joining the Company in 1993, he held various positions with Picker International (an X-ray systems manufacturer).
Elisha W. Finney Corporate Vice President, Chief Financial Officer	42
		Ms. Finney became Corporate Vice President and Chief Financial Officer of the Company on April 3, 1999. She was our Treasurer prior to April 2, 1999. From 1995 to 1998, Ms. Finney served as Assistant Treasurer. Ms. Finney held various other positions during her 15 years with the Company.
Joseph B. Phair Corporate Vice President, Administration, General Counsel and Secretary	56
		Mr. Phair became Corporate Vice President, Administration of the Company on August 20, 1999. Between April 3, 1999 and August 20, 1999, he was a consultant to the Company. Prior to that, Mr. Phair had been Vice President General Counsel of the company since 1990 and Secretary since 1991. Mr. Phair has held various other positions in our legal department during his 24 years with the Company.
Crisanto C. Raimundo Corporate Vice President, Corporate Controller	56
		Mr. Raimundo became Corporate Vice President on March 4, 2002 and has been Corporate Controller of the Company since April 5, 2000. For six months prior to April 5, 2000, he was the Company's Operations Controller. From 1995 to 2000 Mr. Raimundo was the Controller for the Oncology Systems business. Since joining the Company in 1979, Mr. Raimundo has held various finance positions including Director of Corporate Audit, and Manager of Corporate Financial Analysis and Planning.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

        Our common stock is traded on the New York Stock Exchange and Pacific Exchange under the symbol VAR. The following table sets forth the high and low sales prices for our common stock as reported in the consolidated transaction reporting system for the New York Stock Exchange in fiscal years 2003 and 2002.

	High	Low
Fiscal Year 2003
First Quarter	$51.32	$41.84
Second Quarter	$54.79	$48.34
Third Quarter	$59.45	$47.40
Fourth Quarter	$62.94	$53.75
Fiscal Year 2002
First Quarter	$37.52	$30.00
Second Quarter	$42.30	$33.66
Third Quarter	$47.40	$38.20
Fourth Quarter	$44.81	$31.60

        Since the spin-offs and becoming Varian Medical Systems, Inc., we have not paid any cash dividends on our common stock. We have no current plan to pay cash dividends on our common stock, and will review that decision periodically. Further, our existing financing agreements contain provisions that limit our ability to pay cash dividends.

        On November 16, 2001, our Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. The distribution of the shares was made on January 15, 2002 to stockholders of record as of December 10, 2001. Unless otherwise stated, all references to the number of shares and price per share of our common stock have been retroactively restated to reflect the increased number of shares resulting from the split.

        As of November 24, 2003, there were approximately 3,858 holders of record of our common stock.

Item 6.    Selected Consolidated Financial Data

        We derived the following selected statements of earnings and balance sheet data as of and for the fiscal years ended September 26, 2003, September 27, 2002, September 28, 2001, September 29, 2000 and October 1, 1999 from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	Fiscal Years
(Dollars in millions, except per share amounts)	2003	2002	2001	2000	1999(1)
Summary of Operations:
Sales	$1,041.6	$873.1	$773.6	$689.7	$590.4

Earnings from continuing operations before taxes(2)(3)	201.4	146.3	107.0	84.9	18.2
Taxes on earnings	70.5	52.7	39.0	31.9	10.0

Earnings from continuing operations	130.9	93.6	68.0	53.0	8.2
Earnings (loss) from discontinued operations, net of taxes	—	—	—	—	(32.4)

Earnings (loss) before cumulative effect of changes in accounting principles	130.9	93.6	68.0	53.0	(24.2)
Cumulative effect of changes in accounting principles, net of taxes(4)	—	—	(13.7)	—	—

Net earnings (loss)	$130.9	$93.6	$54.3	$53.0	$(24.2)

Net earnings (loss) per share—Basic(5):
Continuing operations	$1.92	$1.38	$1.03	$0.85	$0.14
Discontinued operations	—	—	—	—	(0.54)
Cumulative effect of changes in accounting principles, net of taxes(4)	—	—	(0.21)	—	—

Net earnings (loss) per share—Basic(5)	$1.92	$1.38	$0.82	$0.85	$(0.40)

Net earnings (loss) per share—Diluted(5):
Continuing operations	$1.84	$1.33	$0.99	$0.82	$0.13
Discontinued operations	—	—	—	—	(0.53)
Cumulative effect of changes in accounting principles, net of taxes(4)	—	—	(0.20)	—	—

Net earnings (loss) per share—Diluted(5)	$1.84	$1.33	$0.79	$0.82	$(0.40)

Dividends declared per share(5)	$—	$—	$—	$—	$0.05

Pro forma amounts with the changes in accounting principles related to revenue recognition under SAB 101 applied retroactively to fiscal years prior to 2001: (Unaudited)
Sales				$677.2	$575.7
Net earnings (loss)				$49.2	$(27.5)
Net earnings (loss) per share:
Basic				$0.79	$(0.46)
Diluted				$0.76	$(0.45)

Financial Position at Fiscal Year End:
Working capital	$396.1	$293.3	$334.1	$200.7	$112.4
Total assets	1,053.5	910.3	759.2	602.6	539.2
Short-term borrowings	—	0.1	0.2	0.6	35.6
Long-term borrowings	58.5	58.5	58.5	58.5	58.5
Stockholders' equity	563.7	472.8	394.4	270.4	185.0

(1)
We have restated the Summary of Operations data presented above for fiscal year 1999 to reflect as discontinued operations the activities associated with our former semiconductor equipment business and instrument business which were transferred to VSEA and VI, respectively, as part of the April 2, 1999 spin-offs. The balance sheet data as of October 1, 1999 also reflects the results of the April 2, 1999 spin-offs.

(2)
Fiscal year 1999 results from continuing operations include net reorganization related charges of $29.7 million ($25.7 million after-tax or $0.42 per diluted share.)

(3)
Fiscal year 2000 results from continuing operations include acquisition-related expenses of $2.0 million ($1.2 million after-tax or $0.02 per diluted share.)

(4)
In fiscal year 2001, we recorded a net non-cash charge of $13.7 million (after reduction for income taxes of $7.9 million) or $0.20 per diluted share, to reflect the cumulative net effect of the changes in accounting principles as of September 30, 2000. The cumulative net effect of the change in accounting principle related to the adoption of SAB 101, "Revenue Recognition in Financial Statements," was $13.8 million (after reduction for income taxes of $8.0 million) or $0.20 per diluted share, which was partially offset by the cumulative net effect of the change in accounting principle related to the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," of $0.1 million credit (after reduction for income taxes credit of $0.1 million).

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We, Varian Medical Systems, Inc., a Delaware corporation originally incorporated in 1948 as Varian Associates, Inc. In 1999, we transferred our instruments business to Varian, Inc., or VI, a wholly owned subsidiary, and transferred our semiconductor equipment business to Varian Semiconductor Equipment Associates, Inc., or VSEA, a wholly owned subsidiary. We retained the medical systems business, principally the sales and service of oncology systems and the sales of X-ray tubes and imaging subsystems. On April 2, 1999, we spun off VI and VSEA to our common stockholders, which we refer to as the spin-offs in this Form 10-K. Immediately after the spin-offs, we changed our name to Varian Medical Systems, Inc. We have been engaged in aspects of the medical systems business since 1959.

        An Amended and Restated Distribution Agreement dated as of January 14, 1999 and other agreements govern our ongoing relationships with VI and VSEA.

        We are a world leader in the design and production of integrated systems of equipment and software for treating cancer with radiation therapy, as well as high-quality, cost-effective X-ray tubes for OEMs, replacement X-ray tubes and imaging subsystems. Our Oncology Systems business produces and sells a fully integrated system of products for treating cancer with radiation, including not only linear accelerators and treatment simulation and verification products but also information management and treatment planning software and other sophisticated ancillary products and services. Our linear accelerators and treatment simulation and verification products are sold and are in service around the world. Our X-ray Products business manufactures and sells X-ray tubes that cover a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, special procedures and mammography. Our X-ray tubes are sold to most major diagnostic equipment manufacturers and directly to end-users for replacement purposes. Through the Ginzton Technology Center, or GTC, we are also pursuing other potential new business areas, including next generation digital X-ray imaging technology, digital X-ray fluoroscopic imagers, the potential of combining advances in focused energy and imaging technology with the latest breakthroughs in biotechnology and a joint research project with the Palo Alto Research Center, a subsidiary of Xerox Corporation, to develop technology for cargo screening under a grant from the United Stated Department of Commerce. In addition, we are pursuing technologies and products that promise to improve disease management by employing targeted energy to enhance the effectiveness of molecular medicine. Our BrachyTherapy operations manufacture and sell advanced brachytherapy products. The operations of GTC and BrachyTherapy are reported as part of the "Other" category of our industry segments, see Note 18 "Industry Segments" of the Notes to the Consolidated Financial Statements.

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

        In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements." We implemented the provisions of SAB 101 in the fourth quarter of fiscal year 2001, retroactive to the beginning of fiscal year 2001. As a result of SAB 101 and the associated SEC guidance, we changed our revenue recognition accounting policy for our linear accelerators and related hardware products in the Oncology Systems business and three brachytherapy hardware products. Sales of these products generally include the provision for installation and related obligations. Prior to the adoption of SAB 101, we recognized revenue for these products upon transfer of risk of loss for products to customers, which typically coincided with shipment of products and preceded installation and customer acceptance because acceptance was deemed probable. Subsequent to the adoption of SAB 101, our accounting policy is to defer revenue recognition on these products on the greater of the fair value of the installation services or the amount of payment that is contractually linked to the installation or acceptance clause.

        In conjunction with this change in accounting policy, we recognized an after-tax charge in the first quarter of fiscal year 2001 of $13.8 million (net of income taxes of $8.0 million), or $0.20 per diluted share, representing the cumulative effect on prior years of the application of SAB 101.

        We adopted Statement of Financial Accounting Standards No. 141, "Business Combinations," or SFAS 141 and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or SFAS 142 effective September 29, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.

        Under SFAS 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. We completed the required annual impairment test and determined that there is no impairment to our recorded goodwill balances. Had we been accounting for goodwill under SFAS 142 for all fiscal years presented, our earnings before cumulative effect of changes in accounting principles and net earnings would have been $1.7 million more than reported for fiscal year 2001, or $0.03 and $0.03 per share on a basic and diluted basis, respectively.

        In 2002, we acquired the HDR, or High Dose Rate, brachytherapy business of MDS Nordion, a division of MDS (Canada), Inc., for approximately $11 million in cash and Argus Software for $3.2 million in cash.

        On October 24, 2003, we acquired Zmed, Inc. for approximately $35.5 million in cash. We also signed a letter of intent to form a three-year joint venture in Japan with Mitsubishi Electric Corp. Under the letter of intent, the joint venture will sell our full line of radiotherapy products and, for the first two years of the joint venture, Mitsubishi Electric Corp.'s medical linear accelerators and will also service and support all of these products. We are to be the majority owner of the venture, and we will acquire Mitsubishi Electric Corp.'s share of the joint venture at the end three years.

        This discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this report, as well as the information contained under "—Factors Affecting Our Business" below. We discuss our results of continuing operations below. All figures given in this Annual Report on Form 10-K are based on actual reported results, unless otherwise stated as being on a pro forma basis assuming that SAB 101 was applied retroactively to prior years.

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

        Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see "—Factors Affecting Our Business" included below.

        In addition to the accounting policies which are more fully described in the Notes to the Consolidated Financial Statements included in this report, we have identified the following critical accounting policies used in the preparation of our financial statements:

  Revenue Recognition

        We recognize revenue for product sales in accordance with SAB 101 when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For arrangements with multiple deliverables, we recognize product revenue by allocating the revenue to each deliverable based on fair value in accordance with Emerging Issues Task Force, or EITF, Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Our adoption of the provisions of EITF 00-21 during the fourth quarter of fiscal year 2003 did not have a material impact on our consolidated position or results of operations. In general, for hardware products that include obligations for installation, our policy is to recognize the amount earned upon transfer of risk of loss and defer revenue recognition on the greater of the fair value of the installation services or the amount of payment that is contractually linked to the installation or acceptance clause. For amounts deferred, revenue is recognized upon completion or satisfaction of remaining obligations. Revenue for product sales in the X-ray Products business is generally recognized when risk of loss transfers to the customer because these products do not include any installation obligations. Revenue related to spare part sales in the Oncology Systems service business is generally recognized when risk of loss transfers to the customer. Revenue related to services performed on a time-and-materials basis is recognized when it is earned and billable. Revenue related to service contracts is recognized ratably over the period of the related contract.

        Revenue for software product sales is recognized under the provisions of Statement of Position 97-2, "Software Revenue Recognition," or SOP 97-2, as amended, generally at the time of customer acceptance. Revenue earned on software arrangements involving multiple elements is allocated to each element based on vendor-specific objective evidence, which is based on the average price charged when the same element is sold separately. In instances when evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).

        Revenue recognition depends on the timing of shipment and is subject to customer acceptance and readiness. If shipments are not made on scheduled timelines or the products are not accepted by the customer, our reported revenues may differ materially from expectations.

  Allowance For Doubtful Accounts

        Credit evaluations are undertaken for all major sale transactions before shipment is authorized. Normal payment terms require payment of a small portion upon signing of the purchase order contract, a significant amount upon transfer of risk of loss and the remaining amount upon completion of the installation. On a quarterly basis, we evaluate aged items in the accounts receivable aging and provide reserves in an amount we deem adequate for doubtful accounts. Customer financial conditions may change and increase the risk of collectibility, which may require additional provisions and would negatively impact our operating results. As of September 26, 2003, our provisions for doubtful accounts represented approximately 2% of total accounts receivable.

  Inventories

        We regularly review inventory quantities on hand and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimates of product demand and production. Actual demand may differ from our estimates, in which case we may have understated or overstated the provision required for obsolete and excess inventory, which would have an impact on our operating results.

  Warranty Obligations

        We generally warrant our products for a specific period of time, usually one year, against material defects. We provide for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent our best estimate at the time of sale of the total costs that we will incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. Actual warranty costs could differ from the estimate amounts. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. If we were required to accrue additional warranty cost in the future, it would negatively affect operating results.

  Impairment of Goodwill

        We adopted SFAS 142 during the first quarter of fiscal year 2002. SFAS 142 requires us to make an initial assessment within the first six months of adoption and then annual assessments thereafter as to the carrying value of the goodwill. During the fourth quarter of fiscal year 2003, we determined that the fair value of the reporting units, which are the industry segments as described in Note 18 "Industry Segments" of the Notes to the Consolidated Financial Statements, exceeded the carrying value and thus we did not need to record an impairment charge. We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal years or more frequently if certain indicators arise. In assessing the value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the reporting units. If these estimates or their related assumptions change in the future, we may be required to record impairment charges which would negatively impact operating results. As of September 26, 2003, the carrying value of goodwill was $60 million.

  Environmental Matters

        We are subject to a variety of environmental laws around the world regulating the handling, storage, transport and disposal of hazardous materials that do or may create increased costs for some of our operations. Environmental remediation liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs of these assessments or remedial efforts can be reasonably estimated, in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," and the American Institute of Certified Public Accountants, or AICPA, Statement of Position 96-1, "Environmental Remediation Liabilities." The accrued environmental costs represent our best estimate as to the total costs of remediation and the time period over which these costs will be incurred. On a quarterly basis, we review these accrued balances. If we were required to accrue additional environmental remediation costs in the future, it would negatively impact our operating results.

Results of Operations

  Fiscal Year

        Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2003 was the 52-week period ended September 26, 2003. Fiscal year 2002 was the 52-week period ended September 27, 2002. Fiscal year 2001 was the 52-week period ended September 28, 2001.

  Fiscal Year 2003 Compared to Fiscal Year 2002

        Sales:    Our sales of $1,042 million in fiscal year 2003 were 19% higher than our sales of $873 million in fiscal year 2002. The increase in total sales during fiscal year 2003 compared to fiscal year 2002 was primarily due to strength in our Oncology Systems business and recovery of our X-ray Products business from an unusually weak fiscal year 2002. International sales (which we consider to be sales outside of North America) were $417 million (representing 40% of total sales) in fiscal year 2003, compared to $340 million (representing 39% of total sales) in fiscal year 2002. Product sales were $908 million (representing 87% of total sales) in fiscal year 2003, compared to $757 million (representing 87% of total sales) in fiscal year 2002. Service and other sales were $134 million (representing 13% of total sales) in fiscal year 2003, compared to $116 million (representing 13% of total sales) in fiscal year 2002.

	Fiscal Year
Sales (by segment and revenue classification) (Dollars in millions)	2003	2002
Oncology Systems:
Product	$732	$618
Service contracts and other	124	107

Total Oncology Systems	$856	$725

X-ray Products:
Product	$153	$122
Service contracts and other	—	—

Total X-ray Products	$153	$122

GTC:
Product	$23	$16
Service contracts and other	10	10

Total GTC	$33	$26

Oncology Systems:
North America	$548	$466
Europe	209	157
Asia	76	74
Rest of the world	23	28

Total Oncology Systems	$856	$725

X-ray Products:
North America	$56	$48
Europe	20	19
Asia	73	51
Rest of the world	4	4

Total X-ray Products	$153	$122

GTC:	$33	$26

Oncology Systems sales:	Oncology Systems sales increased 18% to $856 million (representing 82% of total sales) in fiscal year 2003 compared to $725 million (representing 83% of total sales) in fiscal year 2002. Oncology Systems product sales increased 18% to $732 million (representing 86% of Oncology Systems sales) in fiscal year 2003, compared to $618 million (representing 85% of Oncology Systems sales) in fiscal year 2002. Service and other sales, which include service contracts and service to customers billed on a time-and-materials basis, increased 16% to $124 million (representing 14% of Oncology Systems sales) in fiscal year 2003, compared to $107 million (representing 15% of Oncology Systems sales) in fiscal year 2002. For fiscal year 2003, Oncology Systems international sales (representing 36% of Oncology Systems sales) increased 19% over fiscal year 2002 levels due in part to the strength of foreign currencies against the U.S. dollar, that effectively make our pricing more competitive with our foreign competitors. For fiscal year 2003 North American sales (representing 64% of Oncology Systems sales) increased by 18% over fiscal year 2002 levels primarily due to the continued increase in demand for new technology, including Intensity Modulated Radiation Therapy, or IMRT, and IMRT-related products, which resulted in higher overall sales volume.
X-ray Products sales:
Total X-ray Products sales increased 25% to $153 million (representing 15% of total sales) in fiscal year 2003 compared to $122 million (representing 14% of total sales) for fiscal year 2002. The increase in sales during fiscal year 2003 is primarily attributable to unusually weak sales for the first half of fiscal year 2002 compared to historical levels because of excess inventory levels at our largest OEM customer as well as a general weakness in the X-ray tube market. Our business began to recover in the second half of fiscal year 2002 and continued to recover through the first half of fiscal year 2003 as this OEM customer replenished its inventory. During fiscal year 2003, we also experienced an increase in the volume of sales of our CT scanning tube products and replacement tubes for third party service organizations.

Other sales:
Combined sales for GTC and our BrachyTherapy operations were $33 million in fiscal year 2003 compared to $26 million in fiscal year 2002. Product sales were $23 million in fiscal year 2003, compared to $16 million in fiscal year 2002. Service and other sales, which include service contracts, service to customers billed on a time-and-materials basis and research contracts, were $10 million for both fiscal years 2003 and 2002, respectively. The net increase in combined sales stemmed primarily from the addition of the GammaMed product line for high dose rate brachytherapy. The GammaMed product line was acquired in the fourth quarter of fiscal year 2002.

        Gross Profit:    We recorded gross profit of $422 million in fiscal year 2003 and $339 million in fiscal year 2002. As a percentage of total sales, gross profit was 41% in fiscal year 2003 and 39% in fiscal year 2002. Product gross profit as a percentage of sales was 42% in fiscal year 2003, compared to 40% in fiscal year 2002. Gross profit as a percentage of sales for service contracts and other sales was 33% in fiscal year 2003, compared to 29% in fiscal year 2002.

        Gross profit as a percentage of Oncology Systems sales increased to 41% in fiscal year 2003 from 40% for fiscal year 2002 due principally increased sales volume and the mix of products. Gross profit as a percentage X-ray Products sales increased to 35% in fiscal year 2003 from 29% in fiscal year 2002 due primarily from higher sales volume and improved manufacturing productivity.

        Research and Development:    Research and development expenses were $59 million in fiscal year 2003 compared to $48 million in fiscal year 2002, representing 6% of sales in both years. The increase in absolute dollars in research and development expenses occurred primarily in Oncology Systems. Some of our current development efforts are in the areas of system simplification and imaging and treatment technology that will allow clinicians to more precisely treat small, moving and changing tumors with greater dose intensity and accuracy while preserving more of the surrounding healthy tissue.

        Selling, General and Administrative:    Selling, general and administrative expenses were $164 million (16% of sales) in fiscal year 2003 compared to $146 million (17% of sales) in fiscal year 2002. The increase in absolute dollars in selling, general and administrative expenses was attributable primarily to the increase in business activity and personnel in Oncology Systems, increases in expenses related to the higher sales volume and the inclusion of expenses related to the operations of the GammaMed line of brachytherapy products, which we acquired from MDS Nordion Inc. during the fourth quarter of fiscal year 2002. In addition, we also experienced increases in insurance costs, professional advisory fees (which includes legal, tax and accounting fees), information technology costs and our allowance for doubtful accounts. These increases were partially offset by hedging gains related to hedges of our foreign-currency-denominated assets and liabilities.

        Reorganization Income, Net:    The $0.2 million of net reorganization income in fiscal year 2002 resulted from the release of an excess reorganization accrual for foreign taxes (excluding income taxes) established as part of the spin-offs, partially offset by reorganization charges primarily attributable to legal fees incurred in excess of the amounts previously accrued. There were no such amounts in fiscal year 2003.

        Interest (Income) Expense, Net:    Net interest income was $3.0 million in fiscal year 2003 compared to $1.3 million of net interest income in fiscal year 2002. The increase is attributable to interest income of $0.8 million associated with a tax refund received during the third quarter of fiscal year 2003, as well as increased cash and marketable securities levels.

        Taxes on Earnings:    Our effective tax rate was 35% in fiscal year 2003 compared to 36% in fiscal year 2002. This decline is primarily due to the settlement of a state tax audit, as well as tax-exemptions available on interest earned on our investments in municipal bonds. In general, our effective income tax rate differs from the statutory rates largely as a function of benefits realized from foreign taxes, tax-exempt interest and the extraterritorial income exclusion.

        Earnings Per Diluted Share:    Earnings per diluted share was $1.84 for fiscal year 2003, compared to $1.33 for fiscal year 2002. The increase can be attributed to the increase in total sales, improvements in gross margins and slower growth in selling and general and administrative expenses.

  Orders and Backlog

        Our orders of $1,152 million in fiscal year 2003 were 18% higher than our orders of $974 million in fiscal year 2002. The increase in orders in fiscal year 2003 was primarily due to the increase in Oncology Systems orders, which increased by 18% compared to fiscal year 2002. International Oncology Systems orders increased by 26% due in part to the strength of foreign currencies against the U.S. dollar, while North American Oncology Systems orders increased by 15% due to the continued increase in demand for new technology, including IMRT, and IMRT-related products. X-ray Products orders increased by 16% compared to fiscal year 2002, while orders in the Other segment increased to $33 million in fiscal year 2003, compared to $26 million in fiscal year 2002. At September 26, 2003, we had a backlog of $808 million, an increase of 16% compared to fiscal year-end 2002.

	Fiscal Year
Orders (by segment and region) (Dollars in millions)	2003	2002
Oncology Systems:
North America	$623	$544
Europe	249	183
Asia	87	77
Rest of the world	18	21

Total Oncology Systems	$977	$825

X-ray Products:
North America	$40	$39
Europe	20	20
Asia	79	59
Rest of the world	3	5

Total X-ray Products	$142	$123

Other:	$33	$26

  Fiscal Year 2004 Outlook

        Total Sales:    For fiscal year 2004, our early expectation is that with our healthy backlog, successful completion of our recently announced acquisition and joint venture and a return to more normal growth rates for our X-ray Products business, sales for the total company will increase by a percentage in the low teens over the fiscal year 2003 totals.

        Oncology Systems Sales:    We believe that sales for fiscal year 2004 will increase in the mid teens over fiscal year 2003 totals, consistent with our long-term growth expectations of 10% to 15% for this business.

        X-ray Products Sales:    For fiscal year 2004, we expect a return to long-term growth rates of between 0% to 5%.

        Taxes on Earnings:    We expect to maintain an estimated 35% effective tax rate for fiscal year 2004. Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax earnings, research and development credits and the effectiveness of our tax planning strategies.

        Earnings Per Diluted Share:    For fiscal year 2004, we anticipate that earnings per diluted share will increase by a percentage in the high teens over the fiscal year 2003 amount assuming anticipated sales volume, as well as product and geographic mix.

        The foregoing are forward-looking statements and projections that are subject to the factors, risks and uncertainties set forth or referred to under the "—Factors Affecting Our Business" included below. Actual results and the outcome or timing of certain events may differ significantly.

  Fiscal Year 2002 Compared to Fiscal Year 2001

        Sales:    Our sales of $873 million in fiscal year 2002 were 13% higher than our sales of $774 million in fiscal year 2001. Growth in North American sales accounted for all of our sales growth in fiscal year 2002. International sales were $340 million (representing 39% of total sales) in fiscal year 2002, compared to $350 million (representing 45% of total sales) in fiscal year 2001. Product sales were $757 million (representing 87% of total sales) in fiscal year 2002, compared to $674 million (representing 87% of total sales) in fiscal year 2001. Service and other sales were $116 million (representing 13% of total sales) in fiscal year 2002, compared to $100 million (representing 13% of total sales) in fiscal year 2001.

	Fiscal Year
Sales (by segment and revenue classification) (Dollars in millions)	2002	2001
Oncology Systems:
Product	$618	$522
Service contracts and other	107	92

Total Oncology Systems	$725	$614

X-ray Products:
Product	$122	$139
Service contracts and other	—	—

Total X-ray Products	$122	$139

GTC:
Product	$16	$13
Service contracts and other	10	8

Total GTC	$26	$21

	Fiscal Year
Sales (by segment and region) (Dollars in millions)	2002	2001
Oncology Systems:
North America	$466	$354
Europe	157	159
Asia	74	62
Rest of the world	28	39

Total Oncology Systems	$725	$614

X-ray Products:
North America	$48	$55
Europe	19	17
Asia	51	63
Rest of the world	4	4

Total X-ray Products	$122	$139

GTC:	$26	$21

Oncology Systems sales:	Total sales for the Oncology Systems business increased 18% to $725 million (representing 83% of total sales) in fiscal year 2002 compared to $614 million (representing 79% of total sales) in fiscal year 2001. Oncology Systems product sales increased 19% to $618 million (representing 85% of Oncology Systems sales) in fiscal year 2002, compared to $522 million (representing 85% of Oncology Systems sales) in fiscal year 2001. Service and other sales, which include service contracts and service to customers billed on a time-and-materials basis, increased 15% to $107 million (representing 15% of Oncology Systems sales) in fiscal year 2002, compared to $92 million (representing 15% of Oncology Systems sales) in fiscal year 2001. International sales for fiscal year 2002 were slightly below fiscal year 2001 sales due primarily to an usually large shipment to Brazil completed during the fourth quarter of fiscal year 2001 as well as the timing of shipments as a result of customer requested delivery schedules and treatment room completion. North American sales in fiscal year 2002 increased over fiscal year 2001 levels by 32% primarily due to the continued increase in demand for IMRT, and IMRT-related products.
X-ray Products sales:
Total X-ray Products sales decreased 12% to $122 million (representing 14% of total sales) in fiscal year 2002 compared to $139 million (representing 18% of total sales) in fiscal year 2001. However, sales rose slightly in the second half of fiscal year 2002 when compared to the same period in fiscal year 2001. The decline in sales in the first half of fiscal year 2002 was the result of excess inventory levels at our largest OEM customer and a decline in the core OEM medical X-ray tube business in fiscal years 2001 and 2002. We believe that there is a continuing consolidation in the OEM markets, including the acquisition of previous customers by companies that also manufacture competing X-ray tube products.

Other sales:
Combined sales for GTC and our BrachyTherapy operations, were $26 million in fiscal year 2002 compared to $21 million in fiscal year 2001. Product sales were $16 million in fiscal year 2002, compared to $13 million in fiscal year 2001. Service and other sales, which include service contracts, service to customers billed on a time-and-materials basis and research contracts, were $10 million in fiscal year 2002 compared to $8 million in fiscal year 2001. The net increase in total GTC sales stemmed primarily from higher payments under research contracts and growth in our brachytherapy treatment planning software business, as well as the addition of sales in the GammaMed product line, which we acquired in July 2002.

        Gross Profit:    We recorded gross profit of $339 million in fiscal year 2002 and $287 million in fiscal year 2001. As a percentage of total sales, gross profit was 39% in fiscal year 2002 and 37% in fiscal year 2001. Product gross profit as a percentage of sales was 40% in fiscal year 2002, compared to 39% in fiscal year 2001. The gross profit increase in product sales in fiscal year 2002 resulted primarily from proportionately greater North American sales and increased sales of ancillary products, both of which have higher margins than international sales and sales of linear accelerators, respectively. Gross profit as a percentage of sales for service contracts and other sales was 29% in fiscal year 2002, compared to 27% in fiscal year 2001. The gross profit increase in service contracts and other sales resulted primarily from increased sales volume.

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

        Selling, General and Administrative:    Selling, general and administrative expenses were $146 million (17% of sales) in fiscal year 2002 compared to $134 million (17% of sales) in fiscal year 2001. The increase in absolute dollars in selling, general and administrative expenses can be attributed to expenses related to the higher volume of sales, as well as, higher corporate costs for insurance, inclusions of expenses from our acquisition of the brachytherapy business of MDS Nordion Inc. in the fourth quarter of fiscal year 2002 and hedging losses related to hedges of our foreign-currency-denominated assets and liabilities. These increases were partially offset by the elimination of goodwill amortization in compliance with SFAS 142.

        Reorganization Income, Net:    The $0.2 million of net reorganization income in fiscal year 2002 resulted from the release of an excess reorganization accrual for foreign taxes (excluding income taxes) established as part of the spin-offs, partially offset by reorganization charges primarily attributable to legal fees incurred in excess of the amounts previously accrued.

        Interest (Income)/Expense, Net:    Net interest income was $1.3 million in fiscal year 2002 compared to $2.1 million of net interest income in fiscal year 2001. The decrease was primarily a result of lower interest rates and our investing in tax-exempt municipal securities to lower our effective tax rate partially offset by increased levels of cash and marketable securities.

        Other Non-Operating Expense:    We wrote off our $5 million investment in dpiX LLC, or dpiX, which supplies us with amorphous silicon based thin-film transistor arrays, or flat panels, for our digital imaging subsystems and PortalVision imaging systems, in the fourth quarter of fiscal year 2001 based on the belief that this investment is other than temporarily impaired. Although we recorded this accounting impairment charge in fiscal year 2001, we will continue to participate in the dpiX consortium and dpiX continues to supply us with flat panels.

        Taxes on Earnings:    Our effective tax rate was 36% in fiscal year 2002 compared to 36.5% in fiscal year 2001. This decline is primarily due to tax-exemptions available for interest earned our investments in municipal securities. In general, our effective income tax rate differed from the statutory rates largely as a function of benefits realized from our extraterritorial income exclusion, research and development tax credits, tax-exempt interest and foreign taxes.

        Cumulative Effect of Changes in Accounting Principles—Net of Taxes:    We recorded a net charge of $13.7 million (net of income taxes of $7.9 million), or $0.20 per diluted share, to reflect the cumulative effect of the changes in accounting principles resulting from the adoption of SAB 101 and Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS 133, in fiscal year 2001. The cumulative effect of accounting change applicable to SAB 101 amounted to $13.8 million (net of income taxes of $8.0 million), or $0.20 per diluted share. This amount is primarily comprised of the portion of revenue, the payment of which was contractually linked to the acceptance clause, and related profits associated with equipment that was shipped and previously recorded as revenue but for which installation and/or acceptance did not occur until after fiscal year 2000. Approximately $34.0 million of the $41 million of revenue deferred as of the beginning of fiscal year 2001 was recognized in 2001 upon installation and/or acceptance. Approximately $51 million of fiscal year 2001 and prior years equipment shipments was deferred as of September 28, 2001, of which approximately $46 million was recognized as revenue in fiscal year 2002. The $13.8 million charge related to SAB 101 was partially offset by a $0.1 million credit to earnings resulting from the adoption of SFAS 133, in the first quarter of fiscal year 2001. For a discussion of SAB 101 and SFAS 133, see Note 17 "Adoption of SAB 101" and Note 5 "Derivatives Instruments and Hedging Activities" of the Notes to the Consolidated Financial Statements, respectively.

        Earnings Per Diluted Share:    Earnings per diluted share was $1.33 for fiscal year 2002, compared to $0.79 for fiscal year 2001. The increase in earnings per diluted share was due in part to increased total sales and improved gross margins and also partially attributable to the fact that the earnings per diluted share for fiscal year 2001 included the cumulative effect of changes in accounting principles resulting from the adoption of SAB 101 and SFAS 133, as well as the write-off of our investment in dpiX.

Liquidity and Capital Resources

        Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, purchases of business assets and funding of continuing operations. Our sources of cash include sales, net interest income and borrowings. Our liquidity is actively managed on a daily basis to ensure the maintenance of sufficient funds to meet our needs.

        At September 26, 2003, we had $58.5 million of long-term loans. The fixed interest rates on the outstanding long-term loans on this date ranged from 6.70% to 7.15% with a weighted average interest rate of 6.82%. The long-term loans currently contain covenants that limit future borrowings and cash dividend payments. The covenants also require us to maintain specified levels of working capital and operating results.

        At September 26, 2003, we had $407 million in cash, cash equivalents and marketable securities (approximately 15% of which was held abroad and could be subject to additional taxation if it was repatriated to the U.S.). Cash, cash equivalents and marketable securities increased by $109 million from $299 million at September 27, 2002.

        Our primary cash inflows and outflows for fiscal years 2003, 2002 and 2001 were as follows:

  •
  We generated net cash from operating activities of $210 million in fiscal year 2003, compared to $156 million and $118 million in fiscal years 2002 and 2001, respectively. Increases in net earnings of $37 million, an increase in tax benefit from employee stock options of $11 million and reduction in working capital and non-cash items, net, or $6 million contributed to the increase in fiscal year 2003 as compared to fiscal year 2002. Increases in net earnings of $39 million, a decrease in the tax benefit from employee stock options of $13 million and reduction in working capital and non-cash items, net, of $12 million contributed to the increase in fiscal year 2002 as compared to fiscal year 2001.

  •
  Investing activities used $84 million of net cash in fiscal year 2003, compared to $182 million and $19 million of net cash in fiscal years 2002 and 2001, respectively. Our net purchases of marketable securities during fiscal year 2003 were $79 million less compared to fiscal year 2002. Our purchases of marketable securities during fiscal year 2002 were $139 million more compared to fiscal year 2001.

  •
  Financing activities used net cash of $69 million and $31 million in fiscal years 2003 and 2002, respectively, compared to providing net cash of $38 million in fiscal year 2001. During fiscal year 2003, we received $37 million in proceeds from employee stock option exercises and used $105 million for the purchase of common stock. In fiscal year 2002, we received proceeds of $24 million from employee stock option exercises and used $55 million for purchases of common stock. In fiscal year 2001, we received $42 million in proceeds from employee stock option exercises and used$4 million for purchases of common stock.

        Total debt as a percentage of total capital decreased to 9.4% at fiscal year end 2003 compared to 11.0% at fiscal year end 2002 largely due to the increase of our stockholders' equity during fiscal year 2003. The ratio of current assets to current liabilities increased to 1.97 to 1 at fiscal year end 2003 from 1.82 to 1 at fiscal year end 2002.

        We expect our capital expenditures to be between 2 to 3% of sales in fiscal year 2004.

        Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the U.S. and global economies. Although our cash requirements will fluctuate (positively and negatively) as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents, cash to be generated from operations and our borrowing capability will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements through fiscal year 2004.

        The following summarizes certain of our contractual obligations as of September 26, 2003 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due By Period
	Total	Less Than 1 year	1–3 Years	3–5 Years	More Than 5 Years
Contractual Obligations:
Long-Term Debt	$58.5	—	$7.8	$16.5	$34.2
Operating Leases	29.7	9.5	13.8	3.9	2.5

Total	$88.2	$9.5	$21.6	$20.4	$36.7

Stock Repurchase Program

        On August 20, 2001, we announced that our Board of Directors had authorized the repurchase by us of up to one million shares (on a pre-January 15, 2002 stock split basis) of our common stock over the following twelve-month period. The time period for the repurchase was extended by the Board of Directors until February 28, 2003. On February 14, 2003, our Board of Directors authorized an additional repurchase of up to two million shares of our common stock through the end of February 2004. During fiscal years 2003, 2002 and 2001, we paid $105.1 million, $55.1 million and $4.3 million, respectively, to repurchase 1,984,600 shares, 1,357,400 shares and 140,000 shares, respectively, of our common stock. All shares that have been repurchased have been retired. As of September 26, 2003, we could still purchase up to 518,000 shares.

        On November 12, 2003, we announced that our Board of Directors had authorized the repurchase by us of up to an additional three million shares of our common stock over the period through August 31, 2005. This authorization, which is effective immediately, adds to the existing two million-share repurchase authorization.

Environmental Matters

        We are subject to a variety of environmental laws around the world regulating the handling, storage, transport and disposal of hazardous materials and imposing liability for the cleanup of contamination from these materials that do or may create increased costs for some of our operations.

        In addition, we may be required to incur significant additional costs to comply with future changes in existing environmental laws and regulations or new laws and regulations. For example, several countries are implementing regulations to require manufacturers to take back, recycle and dispose of products at the end of the equipment's useful life. The EU has adopted directives that when fully implemented by member states will require medical equipment manufacturers to bear some or all of the cost of product disposal at the end of the products' useful life and will impose restrictions on the use of some hazardous substances in certain of our products sold in the EU. In addition, we will be required to identify the locations of "dangerous substances" in certain of our products so we, or if the product is sent to a recovery facility, that facility, can remove these components, such as mercury switches, batteries, printed circuit boards, before product recycling or disposal. We may also be required to provide up front financial guarantees when placing products on the market. Each member of the EU must set its own regulations to implement the directives, which may vary. These directives will create increased costs for our operations.

        From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. Under various laws (such as the federal Superfund law) and under our obligations concerning operations before the spin-offs, we are overseeing environmental cleanup projects from our pre-spun-off operations and as applicable reimbursing third parties' such as the U.S. Environmental Protection Agency or other responsible parties, for cleanup activities. Under the terms of the agreement governing the distribution, VI and VSEA are each obligated to indemnify us for one-third of these environmental cleanup costs, after adjusting for any insurance proceeds realized or tax benefits recognized by us. The cleanup projects we are overseeing are being conducted under the direction of or in consultation with relevant regulatory agencies. We estimate these cleanup projects will take up to 30 years to complete. As described below, we have accrued a total of $18.5 million at September 26, 2003 to cover our liabilities for these cleanup projects:

  •
  Our estimate of future costs to complete certain cleanup activities including three cleanup projects, reimbursements to third parties, project management costs and legal costs ranges from $4.9 million to $13.8 million. For these estimates, we have not discounted the costs to present dollars because of the uncertainties that make it difficult to develop a best estimate and have accrued $4.9 million, which is the amount at the low end of the range.

  •
  For eight cleanup projects, we have sufficient knowledge to develop better estimates of our future costs. While our estimate of future costs to complete these cleanup projects, including third party claims, ranges from $16.9 million to $34.7 million, our best estimate within that range is $20.8 million. For these projects we have accrued $13.6 million; which of the $20.8 million discounted to present dollars at 4%, net of inflation.

        At September 26, 2003, our reserve for environmental liabilities, based upon future environmental related costs estimated as of that date, was calculated as follows:

(Dollars in millions)	Recurring Costs	Non-Recurring Costs	Total Anticipated Future Costs
Fiscal Year:
2004	$0.7	$3.1	$3.8
2005	0.8	1.2	2.0
2006	0.8	0.4	1.2
2007	0.8	0.5	1.3
2008	0.8	0.5	1.3
Thereafter	13.3	2.8	16.1

Total costs	$17.2	$8.5	25.7

Less imputed interest			(7.2)

Reserve amount			$18.5

        When we developed the estimates above, we considered the financial strength of other potentially responsible parties. These amounts are, however, only estimates and may be revised in the future as we get more information on these projects. We may also spend more or less than these estimates. Based on current information, we believe that our reserves are adequate. At this time, management believes that it is remote that any single environmental event would have a materially adverse impact on our cash flows in any single fiscal year. We spent $1.9 million, $3.9 million and $2.4 million, net of amounts borne by VI and VSEA, during fiscal years 2003, 2002 and 2001, respectively.

        We received cash payments in the form of settlements and judgments from various insurance companies, defendants and other third parties from time to time. In addition, we have an agreement with an insurance company to pay a portion of our past and future expenditures. As a result of this agreement, we have a $3.8 million receivable included in "other current assets" and "other assets" as of September 26, 2003. We believe that this receivable is collectible because it is based on a binding, written settlement agreement with a financially viable insurance company.

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

Recent Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 45 or FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34, or FIN 45. FIN 45 clarifies the requirements of

SFAS 5 relating to the guarantor accounting for, and disclosure of, the issuance of certain types of guarantees, including a reconciliation of change's in the entity's product warranty liability. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. We adopted FIN 45, as required, on January 1, 2003, with no material impact to our consolidated financial position or results of operations.

Factors Affecting Our Business

        The following factors, in conjunction with the other information included in this Form 10-K, should be carefully considered.

IF WE ARE UNABLE TO ANTICIPATE OR KEEP PACE WITH CHANGES IN THE MARKETPLACE AND THE DIRECTION OF TECHNOLOGICAL INNOVATION AND CUSTOMER DEMANDS, OUR PRODUCTS MAY BECOME LESS USEFUL OR OBSOLETE AND OUR OPERATING RESULTS WILL SUFFER

        The marketplace for our products is characterized by rapid change and technological innovation. Because our products often have long development and government approval cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. For example, most of our recent product introductions in our Oncology Systems business have related to a relatively new technologies of IMRT, image-guided radiation therapy, or IGRT, and enhancements of existing products through greater systems integration and simplification.

        IMRT is a form of three-dimensional conformal radiation therapy that links treatment planning, information management and driver software to the actual treatment delivery device, the linear accelerator. While we believe that the radiation oncology market are beginning to widely adopt IMRT and IMRT products, if future studies fail to confirm the effectiveness of IMRT or our products or show negative side effects, if other more effective technologies are introduced, or if for other reasons this does not occur, our sales could fail to increase or could decrease. Our success will depend upon the continued growth in awareness, acceptance and success of IMRT in general and acceptance of our products utilizing this technology in particular. There may be a point, however, as more institutions purchase IMRT-equipped linear accelerators or upgrade their existing accelerators with IMRT technology, that the market for IMRT-related products may eventually become saturated, and our future success will depend on our ability to accurately anticipate and capitalize on future technological changes.

        IGRT, is a very new cancer treatment methodology that allows for dynamic, real-time visualization and precise treatment of small, moving and changing tumors with greater dose intensity and accuracy while preserving healthy surrounding tissue. We are currently investing in product development to design new classes of imaging products for IGRT treatment and enhancements to existing products to enable IGRT treatment capabilities. We believe IGRT is the next generation in radiotherapy treatment of cancers, combining IMRT treatment with sophisticated real-time imaging and visualization systems, and that it be a driver of growth in our Oncology Systems business over the next decade. IGRT, however, is a nascent technology that is not yet widely recognized. Our future success is dependent upon the wide spread awareness, acceptance and adoption by the radiation oncology market of IGRT and our IGRT products as the evolutionary technology and methodology for radiotherapy treatment of cancers. If our assumptions regarding the future importance of IGRT are incorrect or if IGRT fails to be effective as a treatment methodology, then our sales could fail to increase or could decrease.

        As radiation oncology treatment becomes more complex, our customers are increasingly concerned about the integration and simplicity of use of our various products for treating patients. For example, our linear accelerators, treatment simulators, treatment verification products and treatment planning and information management software products are highly sophisticated and require a high level of training and education in order to competently and safely use such products. The complexity and training requirements are further increased since our products are designed to operate together as integrated treatment systems. We have engaged in a substantial effort and product development investment to more tightly integrate our products so that may operate more seamlessly as a system and to simplify the usability of our products through enhancement such as more intuitive user interfaces and greater software intelligence. We anticipate that these integration and simplicity-of-use efforts will increase the acceptance and adoption of IMRT and IGRT and will foster greater demand for our products from new customers and upgrades from existing customers. If we are unsuccessful in these integration and simplicity-of-use efforts or if our assumptions about the importance of these feature to customers are inaccurate, our sales could fail to increase or could decrease.

        We may be unable to accurately anticipate changes in our markets and the direction of technological innovation and demands of our customers, our competitors may develop improved products or processes, or the marketplace may conclude that the task our product was designed to do is no longer an element of a generally accepted diagnostic or treatment regimen. If this occurs, the market for our products may be adversely affected and they may become less useful or obsolete. Any development adversely affecting the market for our equipment would force us to reduce production volumes or to discontinue manufacturing one or more of our Oncology Systems products or product lines and would reduce our sales and earnings.

IF WE ARE UNABLE TO DEVELOP NEW GENERATIONS OF PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS, WE MAY BE UNABLE TO ATTRACT OR RETAIN CUSTOMERS

        Our success depends upon the successful development, introduction and commercialization of new generations of products, treatment systems and enhancements to and simplification of existing products. Our products are technologically complex and must keep pace with rapid and significant technological change, comply with rapidly evolving industry standards and compete effectively with new product introductions of our competitors. Accordingly, many of our products require significant planning, design, development and testing at the technological, product and manufacturing process levels. These activities require significant capital commitments and investments on our part, which we may be unable to recover. In addition, some of our research and development projects are funded by government contracts. Changes in government priorities and our ability to attract such funding may affect our overall research effort and ultimately, our ability to develop successful new products and product enhancements.

        Our ability to successfully develop and introduce new products, treatment systems and product enhancements and simplifications, and the costs associated with these efforts, are affected by our ability to:

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

  •
  limit customer demands for retrofits of both new and old products; and

  •
  anticipate and compete successfully with competitors' efforts.

        We cannot be sure that we will be able to successfully develop, manufacture and phase in new products, treatment systems or product enhancements. Without the successful introduction of new products and product enhancements, we may be unable to attract and retain customers and our revenue and operating results will suffer. In addition, even if customers accept new products or product enhancements, the revenues from such products may not be sufficient to offset the significant costs associated with making such products available to customers.

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

        In the United States, as a manufacturer and seller of medical devices and devices utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the United States Food and Drug Administration, or the FDA, and state and local regulatory agencies, such as the State of California, to ensure such devices are safe and effective. Such regulations, which include the U.S. Food, Drug and Cosmetic Act, or the FDC Act, and regulations promulgated by the FDA, govern the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, possession, marketing, disposal, clinical investigations involving humans, sale and marketing of medical devices, post-market surveillance, repairs, replacements, recalls and other matters relating to medical devices, radiation producing devices and devices utilizing radioactive by-product material. State regulations are extensive and vary from state to state. Our Oncology Systems equipment and software, with the exception of industrial products, and our flat panel imaging products, constitute medical devices subject to these regulations. In general, our X-ray tubes are not considered medical devices, but are indirectly subject to this regulation when they are included in medical devices. Future products in any of our business segments may constitute medical devices and be subject to regulation as such. These laws require that manufacturers adhere to certain standards designed to ensure that the medical devices are safe and effective. Under the FDC Act, each medical device manufacturer must comply with requirements applicable to manufacturing practices.

        The FDA, generally requires that medical devices receive FDA 510(k) pre-market notification clearance or an approved pre-market approval application, or PMA, before we, as a manufacturer of such devices, can take orders or distribute those products in the United States. In addition, modifications or enhancements to these products that could significantly affect safety or effectiveness, or constitute a major change in intended use, require further FDA clearance or approval. Obtaining FDA market clearances or approvals can be time consuming, expensive and uncertain. We may fail to obtain the necessary clearances or approvals or may be unduly delayed in doing so. Furthermore, even if we are granted regulatory clearances, the clearances may include significant limitations on the indicated uses of the product, which may limit the market for those products. The FDA review process typically requires extended proceedings pertaining to the safety and efficacy of new products, which may delay or hinder a product's timely entry into the marketplace. If we were unable to achieve required FDA approval or clearance for a product, or were limited or unduly delayed in doing so, our business would suffer. In addition, we have generally been able to use the 510(k) pre-market notification clearance for our products, which is less time-consuming, expensive and uncertain than the PMA approval process. If we were required to use the PMA approval process for future products or product modifications, it could delay or prevent release of the proposed products or modifications, and could cause our business to suffer.

        In addition to FDA-required market clearances and approvals, our manufacturing operations are required to comply with the FDA's Quality System Regulation, or QSR, which addresses the quality program requirements, such as a company's management responsibility for the company's quality systems, and good manufacturing practices, product design, controls, methods, facilities and quality assurance controls used in manufacturing, assembly, packing, storing and installing medical devices. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for us to be able to continue to market cleared or approved product offerings. The FDA makes announced and unannounced inspections to determine compliance with the QSR's and may issue us 483 reports listing instances where we have failed to comply with applicable regulations and/or procedures or Warning Letters which, if not adequately responded to, could lead to enforcement actions against us, including fines, the total shutdown of our production facilities and criminal prosecution.

        The FDA and the Federal Trade Commission, or FTC, also regulate the promotion and advertising of our products that are medical devices to ensure that the claims that are made are not "off-label" from the intended use stated in the 510(k) clearance for the products and also there is scientific data to substantiate such claim. The FDA and FTC determinations on these matters can be subjective, and we cannot assure you that the FDA or FTC would agree that all or our promotional claims are permissible. If the FDA or FTC determined that any of our promotional claims were not permissible, we may be required to revise our promotional claims or may be subject to enforcement actions.

        As a manufacturer of medical devices utilizing radioactive byproduct material, we are subject to numerous federal, state and local laws and regulations relating to their manufacture, distribution, transportation, import/export, possession, use and disposal. Our medical devices utilizing radioactive byproduct material are subject to the Nuclear Regulatory Commission, or NRC, clearance and approval requirements, and the manufacture and sale of these products are subject to state regulation that is extensive and varies from state to state. Our manufacture and distribution of medical devices utilizing byproduct material also requires us to obtain a number of license and certifications for these devices and materials. Service of these products must also be in accordance with a specific radioactive materials license. We are also subject to a variety of additional environmental laws regulating our manufacturing operations and the handling, storage, transport and disposal of hazardous materials, and imposing liability for the cleanup of contamination from these materials.

        As a participant in the healthcare industry, we are also subject to extensive laws and regulations in addition to FDA regulation on a broad array of additional subjects at the federal, state and local levels. These include laws and regulations protecting the privacy and integrity of patient medical information, including the Health Insurance Portability and Accountability Act of 1996, "fraud and abuse" laws and regulations such as physician self-referral prohibitions, anti-kickback laws, and false claims laws. We also must comply with numerous federal, state and local laws of more general applicability relating to such matters as safe working conditions, manufacturing practices and fire hazard control.

        If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements, it can result in a wide variety of actions, such as:

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

        Our operations and sales of our products outside the United States are subject to regulatory requirements that vary from country to country, and may differ significantly from those in the United States. In general, our products are regulated outside the United States as medical devices by foreign governmental agencies similar to the FDA and the FTC. We are also subject to laws and regulations applicable to manufacturers of medical devices, radiation producing devices and products utilizing radioactive materials, and laws and regulations of general applicability relating to matters such as environmental protection, safe working conditions, manufacturing practices and other matters, in each case that are often comparable, if not more stringent, than regulation in the United States. Our sales of products in foreign countries are also subject to regulation of matters such as product standards, packaging requirements, labeling requirements, environmental and product recycling requirements, import restrictions, tariff regulations, duties and tax requirements. We rely in some countries on our foreign distributors to assist us in complying with foreign regulatory requirements. We may be required to incur significant time and expense in obtaining and maintaining non-U.S. regulatory approvals and in complying with non-U.S. laws and regulations. Delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals or failure to comply with existing of future regulatory requirements could restrict or prevent us from doing business in the applicable country or subject us to a variety of enforcement actions, which would adversely affect our business.

        It is also important that our products comply with electrical safety and environmental standards, such as those of Underwriters Laboratories, the Canadian Standards Association, and the International Electrotechnical Commision. If one or more of our products fail to comply with these standards, we may be unable to obtain or maintain registrations to sell our products, demand for our products may diminish, or we may be subject to other enforcement actions.

        The laws and regulations applicable to us and our business and their enforcement are constantly undergoing change, and we cannot predict what effect, if any, changes may have on our business. In addition, new laws and regulations may be adopted which adversely affect our business. There has been a trend in recent years, both in the United States and abroad, toward more stringent regulation and enforcement of requirements applicable to medical device manufacturers. The continuing trend of more stringent regulatory oversight in product clearance and enforcement activities may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses. There is a continuing trend for governments around the world, including the U.S. and Canada, to start charging fees for the review of premarket notification clearances.

        A further discussion of government regulation of our industry and our products, see "Business—Government Regulation."

HEALTH CARE REFORMS, CHANGES IN HEALTH CARE POLICIES AND CHANGES TO THIRD PARTY REIMBURSEMENTS FOR RADIATION ONCOLOGY SERVICES MAY AFFECT DEMAND FOR OUR PRODUCTS

        The U.S. government has in the past, and may in the future, consider (and state and local as well as a number of foreign governments are considering or have adopted) health care policies intended to curb rising health care costs. These policies include rationing of government-funded reimbursement for health care services and imposing price controls on medical products and services providers. Future significant changes in the health care systems in the United States or elsewhere could have a negative impact on the demand for our products and services and the way we conduct business. We are unable to predict what health care reform legislation or regulation, if any, will be enacted in the United States or elsewhere, whether other health care legislation or regulation affecting our business may be proposed or enacted in the future, or what effect any such legislation or regulation would have on our business.

        In addition, sales of some of our products indirectly depend on whether adequate reimbursement is available to our customers for the treatment provided by those products from third-party health care payors, such as government health care insurance programs, including the Medicare and Medicaid programs, private insurance plans, health maintenance organizations and preferred provider organizations. Once Medicare has made a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually. Private third- party payors often adopt Medicare reimbursement policies and payment amounts. As a result, decisions By the Centers for Medicare and Medicaid Services to reimburse for a treatment, or changes to Medicare's reimbursement policies or reductions in payment amounts with respect to a treatment would likely extend to third-party payor reimbursement policies and amounts for that treatment as well. The availability of such reimbursement for treatments using our products and the relevant reimbursement rates can affect our customers' decisions to purchase our products. For example, currently Medicare reimbursement rates for IMRT treatments are substantially higher than the reimbursement rates for standard radiotherapy treatments, and recent growth in our business has been driven in part by growth in sales of IMRT and IMRT-related products. Any material adverse change in Medicare's reimbursement policies regarding IMRT treatments or other procedures using our products, or material reduction in reimbursement rates for such procedures, could reduce demand for our products and have a material adverse effect on our revenue. In addition, the executive branch of the federal government and the Congress from time to time consider various Medicare and other health care reform proposals that could significantly affect both private and public reimbursement for health care services. If a proposal that significantly reduced reimbursement rates for our products or procedures using our products were enacted into law, it could adversely affect the demand for these products and our business would suffer.

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

        A further discussion of health care reforms and government-funded reimbursement for health care products and services such as ours may be found in "Business—Government Regulation."

BECAUSE OUR PRODUCTS INVOLVE THE DELIVERY OF RADIATION AND DIAGNOSTIC IMAGING OF THE HUMAN BODY AND ARE SUBJECT TO EXTENSIVE REGULATION, PRODUCT DEFECTS MAY RESULT IN MATERIAL PRODUCT LIABILITY CLAIMS, INVESTIGATION BY REGULATORY AUTHORITIES OR PRODUCT RECALLS THAT COULD HARM FUTURE SALES AND REQUIRE US TO PAY MATERIAL UNINSURED CLAIMS

        Our business exposes us to potential product liability claims that are inherent in the manufacture and sale of medical devices. Because our products involve the delivery of radiation to the human body or are involved in diagnostic imaging of the human body, the possibility for significant injury and/or death exists. The tolerance for error in the design, manufacture, or use of our products may be small or nonexistent. As such, we may face substantial liability to patients for damages resulting from the faulty design, manufacture and servicing of our products. We may also be subject to claims for property damages related to any errors or defects in our products. In any accident case, we could be subject to legal costs whether or not our products or services were a factor.

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

        The radiation therapy equipment and software markets in which we compete are characterized by rapidly evolving technology, intense competition and pricing pressure. Our products and services compete with those of a substantial number of foreign and domestic companies. Some of these companies have greater financial, marketing and other resources than we have. Also, we expect that the rapid technological changes occurring in our markets will lead to the entry of new competitors. Our ability to compete successfully depends in part on our ability to commercialize new products ahead of our competitors. In our sales of linear accelerators and treatment simulation and verification products, we compete primarily with Siemens, Elekta and Nucletron. We compete with a variety of companies, such as IMPAC Medical Systems, Inc., Philips, Computerized Medical Systems, Inc., NOMOS, Nucletron and Elekta, in our software systems and accessories business and in our BrachyTherapy business, we compete primarily with Nucletron. For the service and maintenance business for our products, we compete with independent service organizations and our customers' internal service organizations.

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

        In each of our market segments, existing competitors' actions and new entrants may have an adverse impact on our sales and profitability. These competitors could develop technologies and products that are more effective than those we currently use or produce or that could render our products obsolete or noncompetitive. In addition, the timing of competitors' introduction of products into the market could affect the market acceptance and market share of our products. If we are unable to develop competitive products, gain regulatory approval and supply commercial quantities of such products to the market as quickly and effectively as our competitors, market acceptance of our products may be limited and our sales reduced. In addition, some of our smaller competitors could be acquired by larger companies that have greater financial strength, which could enable them to compete more aggressively. Some of our suppliers or distributors could also be acquired by competitors, which could disrupt these supply or distribution arrangements. A further discussion of competition in our markets may be found in "Business—Competition."

WE MAY INCUR SUBSTANTIAL COSTS IN PROTECTING OUR INTELLECTUAL PROPERTY, AND IF WE ARE NOT ABLE TO DO SO, OUR COMPETITIVE POSITION WOULD BE HARMED

        We file applications as appropriate for patents covering new products and manufacturing processes. We cannot be sure, however, that our patents, patents that will issue from any of our pending or future patent applications or patents for technologies licensed to us, or that the claims allowed under any issued patents, will be sufficiently broad to protect our technology position against competitors. Issued patents owned by, or licensed to, us may be challenged, invalidated or circumvented, or the rights granted under the patent may not provide us with competitive advantages. We could incur substantial costs and diversion of management resources if we have to assert our patent rights against others. An unfavorable outcome to any such litigation could harm us. In addition, we may not be able to detect infringement or may lose competitive position in the market before we do so.

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

        The industries in which we compete are characterized by a substantial amount of litigation over patent and other intellectual property rights. Our competitors, like companies in many high technology businesses, continually review other companies' products for possible conflicts with their own intellectual property rights. Determining whether a product infringes a third party's intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties alleging infringement of patent or other intellectual property rights relating to their products. Such claims are often, but not always, settled by mutual agreement satisfactorily without litigation. Any contest regarding patents or other intellectual property could by costly and time-consuming, and could divert our management and key personnel from our business operations. We cannot assure you that we will prevail in any such contest. If we are unsuccessful, we may be subject to significant damages or injunctions against development and sale of our products, or may be required to enter into costly royalty or license agreements. We cannot assure you that any licenses required would be made available on acceptable terms or at all.

SINCE WE DEPEND UPON A LIMITED GROUP OF SUPPLIERS, AND IN SOME CASES SOLE SOURCE SUPPLIERS, FOR SOME PRODUCT COMPONENTS, THE LOSS OF A SUPPLIER COULD REDUCE OUR ABILITY TO MANUFACTURE PRODUCTS, CAUSE MATERIAL DELAYS IN OUR ABILITY TO DELIVER PRODUCTS, OR SIGNIFICANTLY INCREASE OUR COSTS

        We obtain some of the components included in our products from a limited group of suppliers, or in some cases a single-source supplier; for example, the source wires for high-dose afterloaders, klystrons for linear accelerators, imaging panels, non-coated array sensors and coating for array sensors for the flat panels, specialized integrated circuits for imaging subassemblies, and some targets, housings and glass bulbs for X-ray tubes. If we lose any of these suppliers, we would be required to obtain one or more replacement suppliers and may be required to conduct a significant level of product development to incorporate new parts into our products. We believe that we may be able to obtain alternative sources for such components when necessary, although the need to change suppliers or to alternate between suppliers might cause material delays in delivery or significantly increase costs. Although we have obtained limited insurance to protect against business interruption loss, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. Disruptions or loss of any of our limited- or sole-source components or subassemblies, including the ones referenced above, could adversely affect our business and financial results and could result in damage to customer relationships.

IF WE ARE UNABLE TO PROVIDE THE SIGNIFICANT EDUCATION AND TRAINING REQUIRED FOR THE HEALTH CARE MARKET TO ACCEPT OUR PRODUCTS, OUR BUSINESS WILL SUFFER

        In order to achieve market acceptance for our products, we are often required to educate physicians about the use of a new procedure, overcome physician objections to some of the effects of the product or its related treatment regimen, convince health care payors that the benefits of the product and its related treatment regimen outweigh its costs and help train qualified physicists in the skilled use of our products. For example, the complexity and dynamic nature of IMRT requires significant education of hospitals and physicians regarding the benefits of IMRT and the required departures from customary practices. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of IMRT generally and to encourage acceptance and adoption of our IMRT-related products. We expect that IGRT will also require similar substantial education and training efforts to gain awareness, knowledge of benefits versus costs and widespread acceptance and use of IGRT and our products. The timing of our competitors' introduction of products and the market acceptance of their products may also make this educational process more difficult. We cannot be sure that any products we develop will gain any significant market acceptance and market share among physicians, patients and health care payors, even if required regulatory approvals are obtained.

THE NATURE OF OUR BUSINESS EXPOSES US TO ENVIRONMENTAL CLAIMS OR CLEANUP EXPENSES, WHICH COULD CAUSE US TO PAY SIGNIFICANT AMOUNTS

        We are subject to a variety of environmental laws around the world regulating the handling, storage, transport and disposal of hazardous materials and imposing liability for the cleanup of contamination from these materials that do or may create increased costs for some of our operations. For example, several countries, including those in the European Union, are implementing regulations that would require manufacturers to take back, recycle and dispose of products, or bear the cost of such disposal, at the end of the equipment's useful life and to restrict the use of some hazardous substances sold in those countries. These types of regulations impose additional costs for us to do business in such countries as compared to the costs we have today. In addition, we may be required to incur significant additional costs to comply with future changes in environmental laws and regulations or new laws or regulations. Although we follow procedures that we consider appropriate under existing regulations, these procedures can be costly and we cannot completely eliminate the risk of contamination or injury from these materials, and, in the event of such an incident, we could be held liable for any damages that result. In addition, we could be assessed fines or penalties for failure to comply with environmental laws and regulations. These costs, and any future violations or liability under environmental laws or regulations, could have a material adverse effect on our business. For a further discussion of environmental matters relating to our business, see "—Environmental Matters."

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

        We conduct business globally. International sales accounted for approximately 40%, 39% and 45% of sales in fiscal years 2003, 2002 and 2001, respectively. As a result, we must provide significant service and support on a worldwide basis, and we have sales and service offices located throughout Europe, Asia, Latin America and Australia. In addition, we have manufacturing and research operations in England, Germany, Switzerland and Finland. We have invested substantial financial and management resources to develop an international infrastructure to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will able to compete successfully in the international market or meet the service and support needs of such customers. Accordingly, our future results could be harmed by a variety of factors, including:

  •
  the difficulties in enforcing agreements and collecting receivables through many foreign country's legal systems;

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

        Also, historically our sales into the international regions have had lower average selling prices and margins. So, to the extent the geographic distribution of our sales shifts more towards our international regions or we are unable to predict the overall geographic distribution of sales, our overall sales and gross margins may be negatively affected.

OUR RESULTS MAY BE ADVERSELY AFFECTED BY CHANGES IN EXHANGE RATES

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

        In addition, long-term movements in currency rates could affect the competitiveness of our products. Even though sales of our products internationally occurs predominantly in local currencies, our cost structure is largely U.S. dollar based, and some of our competitors may have cost structures based in other currencies, so our overall margins and pricing competitiveness may be adversely affected.

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

WE SELL OUR X-RAY TUBES TO A LIMITED NUMBER OF OEM CUSTOMERS, MANY OF WHOM ARE ALSO OUR COMPETITORS, FOR SOME OF OUR X-RAY TUBES, AND THE LOSS OR REDUCTION IN PURCHASING VOLUME BY ONE OR MORE OF THESE CUSTOMERS OR THE CONTINUED CONSOLIDATION AMONG OEMs IN THE X-RAY TUBE PRODUCTS MARKET COULD REDUCE OUR SALES OF X-RAY TUBE PRODUCTS

        We sell our X-ray computed tomography tubes to a limited number of OEM customers, many of whom are also our competitors. The loss of, or reduction in purchasing volume by one or more of these customers would have a material adverse affect on our X-ray tubes business. The core OEM medical X-ray tube business declined in fiscal years 2001 and 2002. We also have noticed a trend toward consolidation in the OEM markets of our X-ray tubes business over the past few years. The ongoing consolidation of customers, who purchase our X-ray tube products, including the consolidation of these customers into companies that already manufacture X-ray tubes, could result in less predictable and reduced sales of our X-ray tubes products. In addition, our OEM customer's products, which use our tubes, could lose market share to competitive products or technologies.

WE MAY ATTEMPT TO ACQUIRE NEW BUSINESSES, PRODUCTS OR TECHNOLOGIES AND, IF WE ARE UNABLE SUCCESSFULLY TO COMPLETE THESE ACQUISITIONS, OR TO INTEGRATE ACQUIRED BUSINESSES, PRODUCTS, TECHNOLOGY OR EMPLOYEES, WE MAY FAIL TO REALIZE EXPECTED BENEFITS OR HARM OUR EXISTING BUSINESS

        Our success will depend, in part, on our ability to expand our product offerings and grow our core business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, products or technologies rather than internal development. For example, in fiscal year 2002 we acquired Argus Software, a quality assurance software company, and the HDR or high dose rate, brachytherapy business of MDS Nordion, a manufacturer of HDR brachytherapy afterloaders. In October 2003, we acquired Zmed, Inc, a provider of radiation oncology software and accessories for ultrasound-based, image-guided radiotherapy, stereotactic radiation treatments and image management to our suite of products. We also signed a letter of intent to form a three year joint venture in Japan with Mitsubishi Electric Corp. Under the letter of intent, the joint venture will sell our full line of radiotherapy products and, for the first two years of the joint venture, Mitsubishi Electric Corp.'s medical linear accelerators and will also service and support all of these products. We are to be the majority owner of the venture, and we will acquire Mitsubishi Electric Corp.'s share of the joint venture at the end of three years. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. For example, in fiscal year 2000 we were unable to complete a proposed acquisition of IMPAC Medical Systems, and recorded charge for acquisition expenses. We may not be able to successfully integrate newly acquired organizations, products or technologies, and the process could be expensive, time consuming and may strain our resources. In addition, we may be unable to retain employees of acquired companies, or their customers, suppliers, distributors or other partners who are our competitors or who have relationships with our competitors. Consequently, we may not achieve anticipated benefits and could harm our existing business. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, any of which could harm our business.

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

  •
  delay in the installation and/or acceptance of a product; or

  •
  an unexpected change in a customer's financial condition or ability to obtain financing.

        Furthermore, our quarterly operating results may also be affected by a number of other factors, including:

  •
  changes in our or our competitors' pricing or discount levels;

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

  •
  the possibility that unexpected levels of cancellations of orders or backlog may affect certain assumptions upon which we base our forecasts and predictions of future performance; and

  •
  the impact of changing levels of sales to sole purchasers of certain of our X-ray products.

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

        We prepare our financial statements to conform with generally accepted accounting principles, or GAAP. These principles are subject to interpretation by the AICPA, the SEC and various other bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced.

A RECURRENCE OF SEVERE RESPIRATORY SYNDROME (SARS) OR AN OCCURRENCE OF SIMILAR EPIDEMIC DISEASES MAY NEGATIVELY AFFECT SALES AND HINDER OUR OPERATIONS

        During the third quarter of fiscal year 2003, our sales and business operations in Asia were negatively affected by the outbreak of SARS in Asia. A recurrence of a SARS outbreak or an occurrence of similar epidemic disease outbreak, especially if such were to occur in our major markets of North America and Europe, could likely have adverse consequences on our sales results and business operations.

OUR OPERATIONS ARE VULNERABLE TO INTERRUPTION OR LOSS DUE TO NATURAL DISASTERS, POWER LOSS, STRIKES AND OTHER EVENTS BEYOND OUR CONTROL, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS

        We conduct a significant portion of our activities including manufacturing, administration and data processing at facilities located in the State of California and other seismically active areas that have experienced major earthquakes in the past, as well as other natural disasters. We carry limited earthquake insurance for inventory only. Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting our facilities, it could significantly disrupt our operations, delay or prevent product manufacture and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, and result in large expenses to repair or replace the facilities. In addition, our facilities, particularly in the State of California may be subject to a shortage of available electrical power and other energy supplies. Such shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. In addition, our products are typically shipped from a limited number of ports, and any natural disaster, strike or other event blocking shipment from such ports could delay or prevent shipments and harm our business.

OUR STOCKHOLDER RIGHTS PLAN AND PROVISIONS OF OUR CERTIFICATE OF INCORPORATION MAY DISCOURAGE A TAKE-OVER AND THEREFORE LIMIT THE PRICE OF OUR COMMON STOCK

        We have a stockholder rights plan that, under specific circumstances, would significantly dilute the equity interest in our company of a person (or persons) seeking to acquire control of our company without the prior approval of our Board of Directors. Our Certificate of Incorporation also includes provisions that may make an acquisition of control of our company without the approval of our Board of Directors more difficult. Such stockholder rights plan and provisions in our Certificate of Incorporation may discourage take-over attempts and limit the price of our common stock.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

        We are exposed to two primary types of market risks: foreign currency exchange rate risk and interest rate risk.

Foreign Currency Exchange

        As a global entity, we are exposed to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. Our primary exposures for currency exchange rates relate to the significant number of international sales and purchase transactions in Europe, Asia and Australia denominated in non-U.S. currencies.

        We manage financial exposures through a controlled program of risk management and establish policies and procedures that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer's economy, and adhere to a policy of hedging firmly committed sales orders. These firmly committed foreign currency sales orders due for shipment in the next 12 months are hedged with forward exchange contracts. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into forward exchange contracts for trading purposes. Our forward exchange contracts generally range from one to twelve months in original maturity. As of September 26, 2003, we did not have any forward exchange contracts with an original maturity greater than one year. We also hedge the balance sheet exposures from our various foreign subsidiaries and business units having U.S. dollar functional currencies. We enter into these foreign exchange forward contracts monthly to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

        The notional value of sold forward exchange contracts outstanding as of September 26, 2003 totaled $247 million. The notional value of purchased forward exchange contracts outstanding as of September 26, 2003 totaled $36 million. The notional amounts of forward exchange contracts are not a measure of our exposure. An adverse move in currency exchange rates would decrease the fair value of the contracts. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar manner. Accordingly, we believe that our hedging strategy should yield no material net impact to our results of operations or cash flows.

	Fiscal Year-End 2003
(Dollars in millions)	Notional Value Sold	Notional Value Purchased	Unrealized Loss	Fair Value
Australian dollar	$6.4	$—	$—	$—
British pound	20.8	11.7	(0.3)	(0.4)
Canadian dollar	19.2	1.1	(0.1)	(0.2)
Danish krone.	0.7	0.5	(0.1)	—
Euro	156.2	3.7	(2.0)	(4.3)
Japanese yen	25.3	—	(0.6)	(0.7)
New Zealand dollar	1.9	—	—	—
Norwegian krone	1.0	—	—	—
Swedish krona	8.2	—	(0.1)	—
Swiss franc	3.3	18.6	—	0.4
Thailand baht	3.8	—	—	—

Totals	$246.8	$35.6	$(3.2)	$(5.2)

        The fair value of forward exchange contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts.

Interest Rate Risk

        Our market risk exposure to changes in interest rates relates primarily to our investment portfolio. Our investment portfolio includes highly liquid instruments in short-term investments as well as a portion in long-term investments. We would consider additional debt obligations to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions. To date, we have not used derivative financial instruments such as interest rate swaps to hedge the interest rate risk in our investment portfolio or long-term debt, but may consider the use of derivative instruments in the future.

        The principal amount of cash, cash equivalents and marketable securities at September 26, 2003 totaled $407 million with a related weighted average interest rate of 1.48%. Our long-term debt of $58.5 million at September 26, 2003 carries a weighted average fixed interest rate of 6.82% per annum with principal payments due in various installments over a ten-year period, beginning in 2005.

        The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents, marketable securities and debt obligations.

	Fiscal Year
(Dollars in millions)
	2004	2005	2006	2007	2008	Thereafter	Total
Assets:
Cash and cash equivalents	$210.4	$—	$—	$—	$—	$—	$210.4
Average interest rate	0.94%	—	—	—	—	—	0.94%
Marketable securities	$112.1	$84.8	$—	$—	$—	$—	$196.9
Average interest rate	2.09%	2.02%	—	—	—	—	2.06%
Liabilities:
Long-term debt	$—	$5.3	$2.5	$7.8	$8.8	$34.4	$58.5
Average interest rate	—	6.76%	7.15%	6.89%	6.83%	6.78%	6.82%

        The estimated fair value of our cash and cash equivalents (15% of which was held abroad at September 26, 2003 and could be subject to additional taxation if it was repatriated in the U.S.) and marketable securities approximates the principal amounts reflected above based on the maturities of these financial instruments.

        The fair value of our long-term debt is estimated based on the current rates available to us for debt of similar terms and remaining maturities. Under this method, the fair value of our long-term debt is estimated to be $72.6 million at September 26, 2003. We determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, it requires considerable judgment in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented is not necessarily indicative of the amount that we or holders of the instrument could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

        Although payments under certain of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Item 8.    Financial Statements and Supplementary Data

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Years
(Amounts in thousands, except per share amounts)	2003	2002	2001
Sales:
Product	$907,668	$756,657	$673,402
Service contracts and other	133,889	116,435	100,241

Total sales	1,041,557	873,092	773,643

Cost of sales:
Product	530,457	451,271	413,426
Service contracts and other	89,194	82,506	73,184

Total cost of sales	619,651	533,777	486,610

Gross profit	421,906	339,315	287,033

Operating expenses:
Research and development	59,176	48,442	43,596
Selling, general and administrative	164,380	146,088	133,981
Reorganization income	—	(192)	(435)

Total operating expenses	223,556	194,338	177,142

Operating earnings	198,350	144,977	109,891
Interest income	7,401	5,768	6,281
Interest expense	(4,383)	(4,486)	(4,132)
Other	—	—	(5,000)

Earnings from operations before taxes	201,368	146,259	107,040
Taxes on earnings	70,480	52,650	39,070

Earnings before cumulative effect of changes in accounting principles	130,888	93,609	67,970
Cumulative effect of changes in accounting principles—net of taxes	—	—	(13,720)

Net earnings	$130,888	$93,609	$54,250

Net earnings per share—Basic:
Earnings before cumulative effect of changes in accounting principles	$1.92	$1.38	$1.03
Cumulative effect of changes in accounting principles	—	—	(0.21)

Net earnings per share—Basic	$1.92	$1.38	$0.82

Net earnings per share—Diluted:
Earnings before cumulative effect of changes in accounting principles	$1.84	$1.33	$0.99
Cumulative effect of changes in accounting principles	—	—	(0.20)

Net earnings per share—Diluted	$1.84	$1.33	$0.79

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding—Basic	68,056	67,664	65,877

Weighted average shares outstanding—Diluted	71,076	70,239	68,457

See accompanying notes to the consolidated financial statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

	Fiscal Year-End
(Dollars in thousands, except par values)	2003	2002
Assets
Current assets
Cash and cash equivalents	$210,448	$160,285
Short-term marketable securities	112,128	41,035
Accounts receivable, net	252,265	237,345
Inventories	116,815	123,815
Other current assets	113,868	88,879

Total current assets	805,524	651,359

Property, plant and equipment	236,077	226,324
Accumulated depreciation and amortization	(154,905)	(144,184)

Property, plant and equipment, net	81,172	82,140
Long-term marketable securities	84,820	97,529
Goodwill	59,979	59,996
Other assets	21,992	19,253

Total assets	$1,053,487	$910,277

Liabilities and Stockholders' Equity
Current liabilities
Notes payable	$—	$58
Accounts payable	47,169	45,776
Accrued expenses	240,406	199,836
Product warranty	36,040	30,725
Advance payments from customers	85,801	81,688

Total current liabilities	409,416	358,083
Long-term accrued expenses and other	21,895	20,891
Long-term debt	58,500	58,500

Total liabilities	489,811	437,474

Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock
Authorized 1,000,000 shares, par value $1 per share, issued and outstanding none	—	—
Common stock
Authorized 99,000,000 shares, par value $1 per share, issued and outstanding 67,971,000 shares at September 26, 2003 and 67,790,000 shares at September 27, 2002	67,971	67,790
Capital in excess of par value	159,539	118,278
Deferred stock compensation	(2,281)	(3,190)
Accumulated other comprehensive loss	(3,416)	(2,530)
Retained earnings	341,863	292,455

Total stockholders' equity	563,676	472,803

Total liabilities and stockholders' equity	$1,053,487	$910,277

See accompanying notes to the consolidated financial statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE EARNINGS

	Common Stock		Capital in Excess of Par Value		Accumulated Other Comprehensive Loss
				Deferred Stock Compensation		Retained Earnings
(In thousands, except per share amounts)	Shares	Amount					Total
Balances, Fiscal Year-End, 2000	63,537	$63,537	$19,101	$—	$—	$187,721	$270,359
Net earnings and comprehensive earnings	—	—	—	—	—	54,250	54,250
Issuance of stock under omnibus stock, stock option, and employee stock purchase plans (including tax benefit of $30,554)	3,956	3,956	69,085	—	—	—	73,041
Non-cash stock-based compensation	—	—	53	—	—	—	53
Deferred stock compensation	6	6	5,235	(5,241)	—	—	—
Amortization of deferred stock compensation	—	—	—	994	—	—	994
Repurchase of common stock	(140)	(140)	(1,314)	—	—	(2,847)	(4,301)

Balances, Fiscal Year-End, 2001	67,359	67,359	92,160	(4,247)	—	239,124	394,396
Net earnings	—	—	—	—	—	93,609	93,609
Minimum pension liability adjustment, net of taxes of $1,424	—	—	—	—	(2,530)	—	(2,530)

Comprehensive earnings							$91,079

Issuance of stock under omnibus stock, stock option, and employee stock purchase plans (including tax benefit of $17,403)	1,788	1,788	39,575	—	—	—	41,363
Amortization of deferred stock compensation	—	—	—	1,057	—	—	1,057
Repurchase of common stock	(1,357)	(1,357)	(13,457)	—	—	(40,278)	(55,092)

Balances, Fiscal Year-End, 2002	67,790	67,790	118,278	(3,190)	(2,530)	292,455	472,803
Net earnings	—	—	—	—	—	130,888	130,888
Minimum pension liability adjustment, net of taxes of $415	—	—	—	—	(886)	—	(886)

Comprehensive earnings							$130,002

Issuance of stock under omnibus stock, stock option, and employee stock purchase plans (including tax benefit of $28,142)	2,163	2,163	62,633	—	—	—	64,796
Deferred stock compensation	3	3	143	(146)	—	—	—
Amortization of deferred stock compensation	—	—	—	1,055	—	—	1,055
Non-cash stock-based compensation	—	—	119	—	—	—	119
Repurchase of common stock	(1,985)	(1,985)	(21,634)	—	—	(81,480)	(105,099)

Balances, Fiscal Year-End, 2003	67,971	$67,971	$159,539	$(2,281)	$(3,416)	$341,863	$563,676

See accompanying notes to the consolidated financial statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years
(Dollars in thousands)	2003	2002	2001
Cash flows from operating activities:
Net earnings	$130,888	$93,609	$54,250
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	19,482	19,090	19,309
Allowances for doubtful accounts	2,160	1,539	1,697
Loss from sale of assets	44	237	739
Amortization of intangibles	832	759	3,573
Amortization of premium/discount on marketable securities, net	1,359	546	—
Amortization of deferred stock compensation	1,055	1,057	994
Deferred taxes	(9,071)	(15,681)	(13,547)
Non-cash stock-based compensation	119	—	53
Cumulative effect of changes in accounting principles	—	—	13,720
Net change in fair value of derivatives and underlying commitments	(10,172)	138	2,658
Other	(235)	(460)	6,550
Changes in assets and liabilities:
Accounts receivable	(110)	(2,179)	2,891
Inventories	7,141	(10,172)	(11,447)
Other current assets	2,042	(4,592)	2,017
Accounts payable	(857)	(257)	2,829
Accrued expenses	31,483	35,845	(7,260)
Product warranty	4,912	7,154	4,892
Advance payments from customers	2,657	13,997	6,940
Long-term accrued expenses and other	(2,072)	(1,996)	(2,976)
Tax benefits from employee stock option exercises	28,142	17,403	30,554

Net cash provided by operating activities	209,799	156,037	118,436

Cash flows from investing activities:
Purchase of marketable securities	(110,708)	(139,110)	—
Maturity of marketable securities	50,965	—	—
Purchase of property, plant and equipment	(18,888)	(25,907)	(16,537)
Proceeds from sale of property, plant and equipment	189	437	52
Purchase of businesses, net of cash acquired	(135)	(14,086)	571
Increase in cash surrender value of life insurance	(5,166)	(2,799)	(3,121)
Other, net	(378)	(385)	228

Net cash used in investing activities	(84,121)	(181,850)	(18,807)

Cash flows from financing activities:
Net repayments on short-term obligations	(58)	(116)	(442)
Proceeds from common stock issued to employees	36,654	23,960	42,487
Repurchase of common stock	(105,099)	(55,092)	(4,301)

Net cash provided by (used in) financing activities	(68,503)	(31,248)	37,744

Effects of exchange rate changes on cash	(7,012)	(1,615)	(1,733)

Net increase (decrease) in cash and cash equivalents	50,163	(58,676)	135,640
Cash and cash equivalents at beginning of fiscal year	160,285	218,961	83,321

Cash and cash equivalents at end of fiscal year	$210,448	$160,285	$218,961

See accompanying notes to the consolidated financial statements

VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

        Varian Medical Systems, Inc. and subsidiaries (the "Company" or "VMS") designs and manufactures integrated systems of equipment and software for treating cancer with radiation, as well as high quality, cost-effective X-ray tubes for original equipment manufacturers, replacement X-ray tubes and imaging systems.

  Fiscal Year

        The fiscal years of VMS as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal years 2003, 2002 and 2001 comprised the 52-week periods ended on September 26, 2003 September 27, 2002 and September 28, 2001, respectively.

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

        In connection with the Distribution, the Company, VI and VSEA also entered into various agreements that set forth the principles to be applied in separating the companies and allocating certain related costs and specified portions of contingent liabilities (see Notes 7 and 14).

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

  Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments including cash, cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to their short maturities.

  Foreign Currency Translation

        The Company uses the U.S. dollar as the functional currency for all of its foreign subsidiaries. Accordingly, gains and losses from translation of foreign currency financial statements into U.S. dollars are included in results of operations. The aggregate foreign exchange gain included in "cost of sales" and "selling, general and administrative expenses" was $2.2 million in fiscal year 2003. The aggregate foreign exchange loss included in "cost of sales" and "selling, general and administrative expenses" for fiscal years 2002 and 2001 was $0.8 million and $0.4 million, respectively.

  Revenue Recognition

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The SEC Staff addressed several issues in SAB 101, including the timing of revenue recognition for sales that involve contractual customer acceptance provisions and installation of the product if these events occur after shipment and transfer of title. The Company implemented the provisions of SAB 101 in the fourth fiscal quarter of fiscal year 2001, retroactive to the beginning of fiscal year 2001. In March 2003, the Emerging Issues Task Force ("EITF"), reached on consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue to be allocated to each deliverable based on fair value. EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables that is not delivered completely must be deferred until delivery of the item is complete. The adoption by the Company of the provisions of EITF 00-21 in the fourth quarter of fiscal year 2003 did not have a material impact on the Company's consolidated financial position or results of operations.

        We recognize revenue for product sales in accordance with SAB 101 when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For arrangement with multiple deliverables, the Company recognizes product sales in accordance with EITF 00-21, with revenue allocated amongst the different items. In general, for hardware products that include obligations for installation, the Company's policy is to recognize the amount earned upon transfer of risk of loss and defer revenue recognition on the greater of the fair value of the installation services or the amount of payment that is contractually linked to the installation or acceptance clause. For amounts deferred, revenue is recognized upon completion or satisfaction of the remaining obligations. Revenue for product sales in the X-ray Products business is generally recognized when risk of loss transfers to the customer because these products do not include any installation obligations. Revenue related to spare part sales in the Oncology Systems service business is generally recognized when risk of loss transfers to the customer. Revenue related to services performed on a time-and-materials basis is recognized when it is earned and billable. Revenue related to service contracts is recognized ratably over the period of the related contract.

        Revenue for software product sales is recognized under the provisions of Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," as amended, generally at the time of customer acceptance. Revenue earned on software arrangements involving multiple elements is allocated to each element based on vendor-specific objective evidence, which is based on the average price charged when the same element is sold separately. In instances when evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).

        The Company's products are generally subject to warranty, and the Company provides for the estimated future costs of warranty in cost of sales when the related revenue is recognized.

  Cash and Cash Equivalents

        The Company considers currency on hand, demand deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are deposited in demand and money market accounts in various financial institutions in the United States and internationally.

  Marketable Securities

        The Company has classified its marketable securities as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. Realized gains and losses are included in earnings. Additionally, the Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as charges in the statement of earnings. At September 26, 2003, all investments were in compliance with the corporate investment policy which requires a credit rating of A or better and a maturity of less than three years.

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

  Inventories

        Inventories are valued at the lower of cost or market (realizable value) using last-in, first-out ("LIFO") cost for Oncology Systems' U.S. inventories. All other inventories are valued principally at average cost. If the first-in, first-out ("FIFO") method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $16.0 million in fiscal year 2003 and $16.8 million in fiscal 2002.

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

  Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives, ranging from three to twenty years, using the straight-line method. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is less. Assets subject to lease are amortized using the straight-line method over the term of the lease. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from retirements or disposals are included in earnings.

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

  Goodwill And Intangible Assets

        Purchased technology, patents, trademarks and goodwill are presented at cost, net of accumulated amortization. Effective September 29, 2001, the Company replaced ratable amortization of goodwill with annual testing of goodwill for impairment in accordance with the provisions of Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Intangible Assets." Intangible assets with finite lives are amortized over their estimated useful lives of 5 to 20 years using the straight-line method.

  Environmental Remediation Liabilities

        Environmental remediation liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs of these assessments or remedial efforts can be reasonably estimated. The Company records these liabilities in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 96-1, "Environmental Remediation Liabilities."

  Stock-Based Compensation

        Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No.123," amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

        The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation:

	Fiscal Years
(Dollars in thousands, except per share amounts)	2003	2002	2001
Net earnings, as reported	$130,888	$93,609	$54,250
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	764	676	665
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(21,049)	(17,600)	(17,194)

Pro forma net earnings	$110,603	$76,685	$37,721

Net earnings per share—Basic:
As reported	$1.92	$1.38	$0.82

Pro forma	$1.63	$1.13	$0.57

Net earnings per share—Diluted:
As reported	$1.84	$1.33	$0.79

Pro forma	$1.56	$1.09	$0.55

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option			Employee Stock Purchase Plan
	2003	2002	2001	2003	2002	2001
Expected dividend yield	—	—	—	—	—	—
Risk-free interest rate	3.1%	4.3%	5.7%	1.1%	1.9%	3.4%
Expected volatility	36.9%	37.6%	41.0%	27.2%	37.6%	41.0%
Expected life (in years):
Employees	4	4	4.50		.50	.50
Executive officers	7	7	7.50		.50	.50

  Research and Development

        Research and development costs are expensed as incurred.

  Software Development Costs

        Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Computer Software to be Sold, Leased, or Otherwise Marketed." The costs to develop such software have not been capitalized as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility.

  Comprehensive Earnings

        Comprehensive earnings includes all changes in equity (net assets) during a period from non-owner sources. The change in comprehensive earnings for all periods presented resulted from a minimum pension liability adjustment, net of taxes (see Note 12).

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

	Fiscal Years
	2003	2002	2001
Numerator—Basic and Diluted:
Earnings before cumulative effect of changes in accounting principles	$130,888	$93,609	$67,970
Cumulative effect of changes in accounting principles	—	—	(13,720)

Net earnings	$130,888	$93,609	$54,250

Denominator—Basic:
Average shares outstanding	68,056	67,664	65,877

Net earnings per share—Basic:
Earnings before cumulative effect of changes in accounting principles	$1.92	$1.38	$1.03
Cumulative effect of changes in accounting principles	—	—	(0.21)

Net earnings per share—Basic	$1.92	$1.38	$0.82

Denominator—Diluted:
Average shares outstanding	68,056	67,664	65,877
Dilutive stock options	2,888	2,487	2,545
Dilutive restricted performance shares and restricted common stock	132	88	35

	71,076	70,239	68,457

Net earnings per share—Diluted:
Earnings before cumulative effect of changes in accounting principles	$1.84	$1.33	$0.99
Cumulative effect of changes in accounting principles	—	—	(0.20)

Net earnings per share—Diluted	$1.84	$1.33	$0.79

        Options to purchase 1,000 shares, 61,500 shares and 147,800 shares at average exercise prices of $58.37, $39.82 and $33.56, respectively, were outstanding on a weighted average basis during fiscal 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share in their respective years because the options' exercise price was greater than the average market price of the shares and their inclusion would be antidilutive.

  Reclassifications

        Certain financial statement items have been reclassified to conform to the current year's format. These reclassifications had no impact on previously reported net earnings.

  Recent Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 45, "FIN 45", "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS 5 relating to the guarantor accounting for, and disclosure of, the issuance of certain types of guarantees, including a reconciliation of change's in the entity's product warranty liability. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The Company adopted FIN 45, as required, on January 1, 2003, with no material impact to its consolidated financial position or results of operations.

NOTE 2—BALANCE SHEET COMPONENTS

        Marketable securities:

	Fiscal Year-End
(Dollars in millions)	2003	2002
Municipal bonds	$171.8	$93.0
Corporate debt securities	25.1	45.5

	196.9	138.5
Less: Short-term marketable securities	112.1	41.0

Long-term marketable securities	$84.8	$97.5

        At September 26, 2003, scheduled maturities of held-to-maturity investments are as follows:

(Dollars in millions)
Due within one year	$112.1
Due after one year through three years	84.8

$196.9

        Accounts receivable, net:

	Fiscal Year-End
(Dollars in millions)	2003	2002
Accounts receivable, gross	$256.6	$239.9
Allowance for doubtful accounts	(4.3)	(2.6)

Accounts receivable, net	$252.3	$237.3

        Inventories:

	Fiscal Year-End
(Dollars in millions)	2003	2002
Raw materials and parts	$81.6	$81.9
Work-in-process	5.9	10.7
Finished goods	29.3	31.2

Total inventories	$116.8	$123.8

        Property, plant and equipment, net:

	Fiscal Year-End
(Dollars in millions)	2003	2002
Land and land improvements	$6.0	$5.8
Buildings	71.9	68.2
Machinery and equipment	151.2	144.8
Construction in progress	3.4	3.8
Assets subject to lease	3.6	3.7

Total property, plant and equipment	$236.1	$226.3

        Accrued expenses:

	Fiscal Year-End
(Dollars in millions)	2003	2002
Taxes, including taxes on earnings	$25.3	$36.0
Payroll and employee benefits.	78.4	62.7
Estimated loss contingencies	21.3	14.1
Deferred revenue	79.5	55.6
Other.	35.9	31.4

Total accrued expenses.	$240.4	$199.8

        Long-term accrued expenses are comprised primarily of accruals for environmental costs not expected to be expended within the next year. The current portion is included within "other" in accrued expenses.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

        The Company adopted Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" effective September 29, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.

        Under SFAS 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company has completed the required annual impairment test and determined that there is no impairment to its recorded goodwill balances. Had the Company been accounting for its goodwill under SFAS 142 for all fiscal years presented, the Company's earnings before cumulative effect of changes in accounting principles and net earnings would have been $1.7 million more than reported for fiscal year 2001, or $0.03 and $0.03 per share on a Basic and Diluted basis, respectively.

        The following table reflects the gross carrying amount and accumulated amortization of the Company's goodwill and intangible assets included in "Other assets" on the consolidated balance sheet as follows (in millions):

	Fiscal Year-End
	2003	2002
Intangible assets:
Amortized intangible assets:
Patents and other intangible assets	$12.6	$12.7
Technology	0.9	0.9
Accumulated amortization	(9.1)	(8.3)

Net carrying amount	$4.4	$5.3

        Amortization expense for those intangible assets still required to be amortized under SFAS No. 142 was $832,000, $759,000, and $815,000 for fiscal years 2003, 2002 and 2001, respectively. The Company estimates amortization expense on a straight-line basis to be $656,000, $626,000, $626,000, $591,000, $462,000 and $1,471,000 for fiscal years 2004 through 2008 and thereafter, respectively.

        The following table reflects goodwill allocated to the Company's reportable segments:

	Fiscal Year-End
(Dollars in millions)	2003	2002
Oncology Systems	$47.3	$47.3
X-ray Products	0.5	0.5
Other	12.2	12.2

Total	$60.0	$60.0

NOTE 4—NOTES PAYABLE AND LONG TERM DEBT

  Notes Payable

        Short-term notes payable amounted to $0.1 million at the end of fiscal year 2002. The weighted average interest rate on short-term borrowings was 6.06% at the end of fiscal year 2002. Total debt is subject to limitations included in long-term debt agreements.

  Long-Term Debt

	Fiscal Year-End
(Dollars in millions)	2003	2002
Unsecured term loan, 6.70% due in installments of $6.25 payable in fiscal years 2008, 2010, 2012, and 2014	$25.0	$25.0
Unsecured term loan, 6.76% due in semiannual installments of $5.25 payable in fiscal years 2005, 2007, 2009, and 2011	21.0	21.0
Unsecured term loan, 7.15% due in installments of $2.5 payable in fiscal years 2006 - 2010	12.5	12.5

Long-term debt	$58.5	$58.5

        The unsecured term loans contain covenants that limit future borrowings and require the Company to maintain certain levels of working capital and operating results. For fiscal year 2002, the Company was in compliance with all restrictive covenants of the loan agreements. The financing agreements restrict the payment of cash dividends.

        Interest paid on short and long-term debt was $4.0 million, $4.1 million and $4.0 million in fiscal years 2003, 2002 and 2001, respectively.

        The fair value of the Company's long-term debt is estimated based on the current rates available to the Company for debt of similar terms and remaining maturities. Under this method, the Company's fair value of long-term debt is estimated to be $72.6 million at September 26, 2003. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instrument could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

NOTE 5—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        In the first quarter of fiscal year 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be measured at fair value on the consolidated balance sheets. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment must be recognized in earnings, together with elements excluded from effectiveness testing and the ineffective portion of a particular hedge. The Company's derivative instruments are recorded at their fair value in "other current assets" and "accrued expenses" on the Company's consolidated balance sheets. Upon initial adoption of SFAS 133 on September 30, 2000, the Company recorded a cumulative after-tax increase to net earnings of approximately $121,000 (net of income taxes of $80,000), reflecting the time value on forward contracts that the Company had elected to exclude from effectiveness testing under SFAS 133.

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

        The Company currently uses only derivatives that are designated as fair value hedges as prescribed by SFAS 133. For each derivative contract, the Company formally documents at the hedge's inception the relationship between the hedging instrument (forward contract) and hedged item (international firmly committed sales order), the nature of the risk being hedged, as well as its risk management objective and strategy for undertaking the hedge. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values of hedged items. As the terms of the forward contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the cumulative change in the fair value of the forward contract to the change in the spot rates of the related firm commitment. If a derivative qualifies as a fair value hedge, changes in the fair value of the derivative are offset against changes in the fair value of the underlying firm commitment, the difference of which is recognized currently in "cost of sales." Effectiveness tests for forward contracts entered into prior to June 2001 compare the foreign currency spot rate at inception versus the current balance sheet spot rate. Subsequent hedges are tested for effectiveness by comparing the foreign currency forward rate at inception versus the current balance sheet rate forward adjusted. The change reflects the Company's conclusion that under SFAS 133, hedge effectiveness will not be impacted when time value is included in hedge effectiveness testing, as the critical terms of the contract and the underlying hedged item, including maturity, are matched. The Company could experience ineffectiveness on any specific hedge transaction if the hedged item (a previously firmly committed sales order) is cancelled or if the delivery date is re-scheduled.

        The Company also hedges balance sheet exposures from its various foreign subsidiaries and business units. The Company enters into monthly foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency. These hedges of foreign-currency- denominated assets and liabilities do not qualify for hedge accounting treatment under SFAS 133. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in "selling, general and administrative expenses" in the current period.

        Beyond foreign exchange hedging activities, the Company has no other freestanding or embedded derivative instruments.

        At September 26, 2003, the Company had foreign exchange forward contracts maturing throughout fiscal year 2004 to sell and purchase $246.8 million and $35.6 million, respectively, in various foreign currencies. At September 27, 2002, the Company had foreign exchange forward contracts maturing throughout fiscal year 2003 to sell and purchase $183.5 million and $18.8 million, respectively, in various foreign currencies.

NOTE 6—GUARANTEES

  Indemnification Agreements

        The Company enters into standard indemnification arrangements in our ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual anytime after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

        The Company has entered into indemnification agreements with its directors and officers that may require the Company: to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to obtain directors' and officers' insurance if available on reasonable terms, which the Company currently has in place.

  Product Warranty

        The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represents the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, the Company reviews the accrued balances and updates the historical warranty cost trends. The following table reflects the change in the Company's warranty accrual during fiscal years 2003 and 2002:

	Fiscal Year-End
(Dollars in millions)	2003	2002
Warranty accrual, beginning of period	$30.7	$24.0
Charged to cost of sales	33.9	30.4
Actual warranty expenditures	(28.6)	(23.7)

Warranty accrual, end of period	$36.0	$30.7

NOTE 7—COMMITMENTS AND CONTINGENCIES

  Lease Commitments

        At fiscal year-end 2003, the Company was committed to minimum rentals under noncancelable operating leases for fiscal years 2004 through 2008 and thereafter, as follows (in millions): $9.5, $8.2, $5.6, $2.2, $1.7, and $2.5. Rental expense for fiscal years 2003, 2002 and 2001 (in millions) was $13.4, $12.9 and $10.3, respectively.

  Contingencies

        The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), at nine sites where Varian Associates, Inc. is alleged to have shipped manufacturing waste for recycling or disposal. In addition, the Company is overseeing environmental cleanup projects and as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company's sale of its electron devices business during 1995, and the sale of its thin film systems business during 1997). Under the terms of the agreement governing the Distribution, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $1.9 million, $3.9 million and $2.4 million (net of amounts borne by VI and VSEA) during fiscal year 2003, 2002 and 2001, respectively, on environmental investigation, cleanup and third party claim costs.

        For a number of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities (including cleanup costs, reimbursements to third parties, project management costs and legal costs) if undertaken. As of September 26, 2003, the Company nonetheless estimated that the Company's future exposure (net of VI's and VSEA's indemnification obligations) to complete the cleanup projects for these sites ranged in the aggregate from $4.9 million to $13.8 million. The time frame over which the Company expects to complete the cleanup projects varies with each site, ranging up to approximately 30 years as of September 26, 2003. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $4.9 million as of September 26, 2003. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

        As to other sites and facilities, the Company has gained sufficient knowledge to be able to better estimate the scope and costs of future cleanup activities. As of September 26, 2003, the Company estimated that the Company's future exposure (net of VI's and VSEA's indemnification obligations) to complete the cleanup projects, including reimbursements to third party's claims, for these sites and facilities ranged in the aggregate from $16.9 million to $34.7 million. The time frame over which these cleanup projects are expected to be complete varies with each site and facility, ranging up to approximately 30 years as of September 26, 2003. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $20.8 million at September 26, 2003. The Company accordingly accrued $13.6 million, which represents its best estimate of the future costs of $20.8 million discounted at 4%, net of inflation. This accrual is in addition to the $4.9 million described in the preceding paragraph.

        At September 26, 2003, the Company's reserve for environmental liabilities, based upon future environmental-related costs estimated as of that date, was calculated as follows:

(Dollars in millions)	Recurring Costs	Non-Recurring Costs	Total Anticipated Future Costs
Fiscal Year:
2004	$0.7	$3.1	$3.8
2005	0.8	1.2	2.0
2006	0.8	0.4	1.2
2007	0.8	0.5	1.3
2008	0.8	0.5	1.3
Thereafter	13.3	2.8	16.1

Total costs	$17.2	$8.5	25.7

Less imputed interest			(7.2)

Reserve amount			$18.5

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

        The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company received certain cash payments in the form of settlements and judgments during fiscal years 1995, 1996, 1997, 1998, 2001, 2002 and 2003 from defendants, its insurers and other third parties. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental-related expenditures, and the Company therefore has a $3.8 million receivable included in "other current assets" and "other assets"

at September 26, 2003. The Company believes that this receivable is collectible because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company.

        The Company is a party to three related federal actions involving claims by independent service organizations ("ISOS") that the Company's policies and business practices relating to replacement parts violate the antitrust laws. The ISOS purchase replacement parts from the Company and compete with it for the servicing of linear accelerators made by the Company. In response to several threats of litigation regarding the legality of the Company's parts policy, the Company filed a declaratory judgment action in the U. S. District Court for the Northern District of California in 1996 seeking a determination that its new policies are legal and enforceable and damages against two of the ISOS for copyright infringement and related claims. Subsequently, four of the defendants filed separate claims in other jurisdictions raising issues allegedly related to those in the declaratory relief action and seeking injunctive relief against the Company and damages against the Company in the amount of $10 million for each plaintiff. The defendants' motion for a preliminary injunction in U. S. District Court in Texas with respect to the Company's policies was defeated. The ISOS defendants amended the complaint to include class action allegations, allege a variety of other anti-competitive business practices and filed a motion for class certification, which was denied by the U. S. District Court on September 27, 2002. The parties consolidated claims from the Northern District of California with the action in the District Court in Texas.

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

NOTE 8—STOCKHOLDER RIGHTS PLAN

        The Company's Board has adopted a stockholder rights plan. The plan provides for a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of common stock, distributed to stockholders of record on December 4, 1998 or issued thereafter. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock (an "Acquiring Person") or announces a tender offer for 15% or more of the common stock. Each Right entitles stockholders to buy one one-thousandth of a share of Participating Preferred Stock, par value $1.00 per share, of the Company at an exercise price of $420 per Right, subject to adjustment from time to time. However, if any person becomes an Acquiring Person, each Right will then entitle its holder (other than the Acquiring Person) to purchase at the exercise price common stock (or, in certain circumstances, Participating Preferred Stock) of the Company having a market value at that time of twice the Right's exercise price. These Rights holders would also be entitled to purchase an equivalent number of shares at the exercise price if the Acquiring Person were to control the Company's Board of Directors and cause the Company to enter into certain mergers or other transactions. In addition, if an Acquiring Person acquired between 15% and 50% of the Company's voting stock, the Company's Board of Directors may, at its option, exchange one share of the Company's common stock for each Right held (other than Rights held by the Acquiring Person). Rights held by the Acquiring Person will become void. The Rights will expire on December 4, 2008, unless earlier redeemed by the Board at $0.001 per Right.

NOTE 9—STOCK SPLIT

        On November 16, 2001, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. The distribution of the shares was made on January 15, 2002 to stockholders of record as of December 10, 2001. Unless otherwise stated, all references in the financial statements to the number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of shares resulting from the split.

NOTE 10—STOCK REPURCHASE PROGRAM

        On August 20, 2001, the Company announced that its Board of Directors had authorized the repurchase by the Company of up to one million shares (on a pre-January 15, 2002 stock split basis) of its common stock over the following twelve-month period. The time period for the repurchase was extended by the Board of Directors until February 28, 2003. On February 14, 2003, the Company's Board of Directors authorized an additional repurchase of up to two million shares of its common stock through the end of February 2004. During fiscal years 2003, 2002 and 2001, the Company paid $105.1 million, $55.1 million and $4.3 million, respectively, to repurchase 1,984,600 shares, 1,357,400 shares and 140,000 shares, respectively, of its common stock. All shares that have been repurchased have been retired. As of September 26, 2003, the Company can still purchase up to 518,000 shares.

NOTE 11—OMNIBUS STOCK AND EMPLOYEE STOCK PURCHASE PLANS

        During fiscal year 1991, the Company adopted the Omnibus Stock Plan (the "Plan") under which shares of common stock can be issued to officers, directors, key employees and consultants. The Plan was amended and restated as of the Distribution, and then later on January 15, 2002 to reflect the Company's two-for-one stock split. As of January 15, 2002, the maximum number of shares of common stock available for awards under the Plan was 2,195,588 exclusive of substitute options issued in connection with the Distribution and other acquisitions. The exercise price for incentive and nonqualified stock options granted under the Plan may not be less than 100% of the fair market value of the common stock at the date of the grant. For employees holding more than 10% of the voting rights of all classes of stock, the exercise price of incentive stock options may not be less than 110% of the fair market value of the common stock at the date of grant. Options granted will be exercisable at such times and be subject to such restrictions and conditions as determined by the Compensation and Management Development Committee of the Company's Board of Directors, but no option shall be exercisable later than five years from the date of grant for incentive stock options for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years from the date of grant for all other options. Options granted before November 2000 are generally exercisable in cumulative installments of one-third each year, commencing one year following date of grant, and expire if not exercised within ten years from date of grant. Options granted after November 2000 are generally exercisable in the following manner: the first one-third one year from the date of grant, with the remainder vesting monthly during the following two-year period; and the options expire if not exercised within ten years from date of grant. Restricted stock grants may be subject to restrictions on transferability and continued employment as determined by the Compensation and Management Development Committee.

        During November 2000, the Company adopted the 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan was intended to supplement the Plan. The 2000 Plan is similar to the Plan in all material respects, with the exception that shares available for awards under the 2000 Plan may not be issued to directors or officers of the Company. The Company will continue to grant shares of common stock to directors and officers of the Company under the Plan. On January 15, 2002, the Company amended and restated the 2000 Plan to accommodate its two-for-one stock split. As of January 15, 2002, the maximum number of shares of common stock available for awards under the 2000 Plan was 3,770,728, exclusive of substitute options issued in connection with the Distribution and other acquisitions. The conditions of the 2000 Plan generally mirror the Plan.

        Option activity under the Plan and the 2000 Plan is presented below (in thousands, except per share amounts):

	Options	Weighted Average Exercise Price
Options outstanding at September 29, 2000	9,360	$10.26
Granted	3,372	$28.10
Terminated or expired	(100)	$10.57
Exercised	(3,778)	$10.21

Options outstanding at September 28, 2001	8,854	$17.07
Granted	1,686	$35.95
Terminated or expired	(115)	$17.52
Exercised	(1,624)	$11.71

Options outstanding at September 27, 2002	8,801	$21.67
Granted	1,530	$48.81
Terminated or expired	(66)	$23.39
Exercised	(2,018)	$15.26

Options outstanding at September 26, 2003	8,247	$28.26

        At fiscal year-end 2003, 2002 and 2001, options for 6,112,000, 6,241,000 and 4,912,000 shares of common stock were exercisable and 4,407,000, 5,913,000 and 7,746,000 shares were available for future grants under the plans, respectively.

        The following tables summarize information concerning outstanding and exercisable options under the Plan and the 2000 Plan at the end of fiscal 2003 (in thousands, except number of years and per share amounts):

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 5.63–$ 9.08	145	5.1	$8.68
$ 9.16	1,616	5.5	$9.16
$ 9.25–$12.70	336	4.5	$11.10
$13.32–$16.00	183	4.1	$13.39
$20.41–$27.78	97	6.7	$22.30
$27.91	2,687	7.1	$27.91
$29.45–$42.53	1,665	8.1	$35.75
$42.99–$58.37	1,518	9.1	$48.82

Total	8,247	7.1	$28.26

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$ 5.63–$ 9.08	145	$8.68
$ 9.16	1,616	$9.16
$ 9.25–$12.70	336	$11.10
$13.32–$16.00	183	$13.39
$20.41–$27.78	90	$21.90
$27.91	2,609	$27.91
$29.45–$42.53	1,034	$35.71
$42.99–$58.37	99	$49.66

Total	6,112	$22.72

        During fiscal year 2001, the Company granted 181,816 restricted performance shares to several of its senior executives and 6,000 shares of restricted common stock to a senior executive under the Plan and the 2000 Plan at no cost to the employees. During fiscal year 2003, the Company granted 3,000 shares of restricted common stock to another senior executive under the Plan at no cost to the employee. The restricted performance shares will vest 100% five years from the date of grant subject to the employees' having satisfied defined performance objectives. Upon vesting, the Company will deliver one share of common stock for each performance share granted to the employee. In the event that the Company terminates an employee's service prior to the end of the vesting period or an employee retires more than three years prior to the end of the vesting period, any unvested performance shares are forfeited. However, if the employee's termination is by reason of death or disability or by the Company for any other reason other than for cause, the performance shares will become immediately vested. The restricted common stock granted to the senior executive in fiscal year 2001 will vest in the following manner: the first one-third three months from the date of grant; the second one-third fifteen months from the date of grant; and the last one-third twenty-seven months from the date of grant. The restricted common stock granted to the senior executive in fiscal year 2003 will vest in cumulative installments of one-fourth each year, commencing one year following date of grant. In the event that the Company terminates the employee's service prior to the end of the vesting period or the employee retires more than three years prior to the date such vesting is deemed to have occurred, any unvested restricted common stock is forfeited and automatically transferred to and reacquired by the Company at no cost to the Company. An employee may not sell or otherwise transfer unvested shares. Deferred stock compensation for both the restricted performance shares and the restricted common stock is measured at the stock's fair value on the date of grant and is being amortized over their respective vesting periods. In connection with these grants, the Company recorded deferred stock compensation of $5.4 million. For fiscal years 2003, 2002 and 2001, the Company recognized in "cost of sales" and "selling, general and administrative expenses" amortization of deferred stock compensation of $1.1 million, $1.1 million and $1.0 million, respectively. The Company estimates that the remaining deferred compensation of approximately $2.3 million at September 26, 2003 will be amortized as follows: $1.1 million during each of fiscal years 2004 and 2005, $173,000 during fiscal year 2006 and $5,000 during fiscal year 2007. The amount of deferred compensation expense recorded and to be recorded in future periods could decrease if restricted awards for which accrued but unvested compensation has been recorded are forfeited.

        The Employee Stock Purchase Plan (the "ESPP"), which was amended and restated effective April 1, 2001 to be re-qualified under Section 423 of the Internal Revenue Code, covers substantially all employees in the United States and Canada. Beginning in fiscal year 2000, the participants' purchase price is the lower of 85% of the closing market price on the first trading day of the each six-month period in the fiscal year or the last trading day of the same six-month period. Prior to fiscal year 2000, the participants' purchase price was the lower of 85% of the closing market price on the first trading day of the fiscal quarter or the first trading day of the next fiscal quarter. During fiscal 2003, 2002 and 2001, 145,000 shares, 166,000 shares and 179,000 shares were issued under the ESPP for $5.9 million, $5.0 million and $3.9 million, respectively. On January 15, 2002, the Company amended and restated the 2000 Plan to accommodate its two-for-one stock split. At fiscal year-end 2003, the Company had a balance of 2,923,000 shares reserved for the ESPP.

        The weighted average estimated fair values of employee stock options granted during fiscal 2003, 2002 and 2001 were $18.68, $14.56 and $13.57 per share, respectively. The weighted average estimated fair values of the ESPP awards issued during fiscal 2003, 2002 and 2001 were $14.33, $11.34 and $10.78 per share, respectively.

NOTE 12—RETIREMENT PLANS

        The Company has defined contribution retirement plans—the Varian Medical Systems, Inc. Retirement Plan (the "Retirement Plan")—covering substantially all of its United States employees. The Company's major obligation is to match eligible employee contributions up to a certain amount based on a percentage of each participant's eligible base pay. Effective with fiscal year 2000, the Company is also obligated to contribute a percentage of each participant's Employee Incentive Plan ("EIP") allocations should the participant elect to contribute their EIP to the Retirement Plan. Participants are entitled, upon termination or retirement, to their portion of the retirement fund assets, which are held by a third-party custodian. In October 2000, the Retirement Plan was amended to allow participants to invest in common stock of the Company as an investment option, of which employees are limited to 25% of their contributions. In addition, a number of the Company's foreign subsidiaries have defined benefit retirement plans for regular full-time employees. Total pension expense for all plans amounted to $12.4 million, $10.0 million and $8.0 million, for fiscal 2003, 2002 and 2001, respectively.

        The Company's net pension and post-retirement benefit costs were composed of the following:

	Defined Benefit Plans			Post-Retirement Benefit Plans
(Dollars in millions)	2003	2002	2001	2003	2002	2001
Service cost	$2.2	$2.0	$1.7	$—	$—	$—
Interest cost	2.4	2.1	1.7	0.4	0.4	0.4
Expected return on assets	(2.1)	(1.9)	(1.9)	—	—	—
Net amortization and deferral:
Transition amount	—	—	—	0.5	0.5	0.5
Prior service cost	0.1	—	—	—	—	—
Recognized actuarial loss	0.7	0.4	—	—	—	(0.2)

Net pension benefit cost	$3.3	$2.6	$1.5	$0.9	$0.9	$0.7

        The funded status of the defined benefit and post-retirement benefit plans are as follows:

	Defined Benefit Plans		Post-Retirement Benefit Plans
(Dollars in millions)	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation—beginning of fiscal year	$47.0	$38.1	$6.8	$6.5
Service cost	2.2	2.0	—	—
Interest cost	2.4	2.1	0.4	0.4
Plan participant contributions	1.4	1.0	—	—
Actuarial loss	1.7	0.7	2.4	0.3
Foreign currency changes	4.6	2.6	—	—
Benefit payments	(1.4)	(1.1)	(0.5)	(0.5)
Plan amendments	—	1.6	—	—

Benefit obligation—end of fiscal year	$57.9	$47.0	$9.1	$6.7

Changes in plan assets:
Plan assets—beginning of fiscal year	$32.9	$29.4	$—	$—
Employer contributions	2.7	1.9	0.5	0.5
Actual return on plan assets	1.6	(0.3)	—	—
Plan participant contributions	1.4	1.0	—	—
Foreign currency changes	3.2	2.0	—	—
Benefit and expense payments	(1.3)	(1.1)	(0.5)	(0.5)

Plan assets—end of fiscal year	$40.5	$32.9	$—	$—

Funded status	$(17.4)	$(14.1)	$(9.1)	$(6.7)
Unrecognized transition obligation	—	—	3.1	3.6
Unrecognized prior service cost	1.7	1.6	—	—
Unrecognized net loss	14.0	11.6	2.4	—

Net amount recognized	$(1.7)	$(0.9)	$(3.6)	$(3.1)

Amounts recognized within the consolidated balance sheet:
Accrued pension expense	$(1.7)	$(0.9)	$(3.6)	$(3.1)
Additional minimum liability	(5.3)	(5.7)	—	—
Intangible asset	—	1.7	—	—
Other comprehensive loss	5.3	4.0	—	—

Net amount recognized	$(1.7)	$(0.9)	$(3.6)	$(3.1)

        The assumptions used to measure the benefit obligations and to compute the expected long-term return on assets for the Company defined benefit and post-retirement benefit plans were as follows:

	Fiscal Years
	2003	2002	2001
Defined benefit plans:
Discount rates	1.25 to 5.30%	2.00 to 6.00%	2.00 to 6.50%
Salary increases	1.75 to 4.00%	2.00 to 4.50%	3.00 to 4.75%
Long-term return on assets	0.50 to 7.00%	0.50 to 7.50%	0.50 to 8.00%
Post-retirement benefit plans:
Discount rate	7.00%	7.25%	7.50%
Long-term return on assets	—	—	—
Current medical cost trend rate	10.00 to 17.00%	10.00 to 17.00%	10.00 to 12.00%
Ultimate medical cost trend rate	4.75%	4.75%	5.00%

        Assumed health care cost trend rates could have a significant effect on the amounts reported for health care plans. A 1.0 percentage point increase in the assumed health care cost trend rates would have increased the total interest cost component reported in fiscal 2003 by $111,000, and would have increased the post-retirement benefit obligation reported in fiscal 2003 by $2.3 million. A 1.0 percentage point decrease in the assumed health care cost trend rates would have decreased the total interest cost component reported in fiscal 2003 by $99,000, and would have decreased the post-retirement benefit obligation in fiscal 2003 by $2.0 million.

NOTE 13—TAXES ON EARNINGS

        Taxes on earnings are based upon the geographic distribution of earnings as follows (dollars in thousands):

	Fiscal Years
	2003	2002	2001
Domestic	$131,421	$90,192	$61,979
Foreign	69,947	56,067	45,061

	$201,368	$146,259	$107,040

        The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 provides for an asset and liability approach under which deferred income taxes are based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

        Taxes on earnings are as follows:

	Fiscal Years
(Dollars in millions)	2003	2002	2001
Current
U.S. federal	$51.8	$48.1	$26.6
Non-U.S	20.6	16.2	14.4
State and local	7.3	6.5	3.7

Total current	79.7	70.8	44.7

Deferred
U.S. federal.	(9.1)	(18.2)	(4.8)
Non-U.S	0.1	0.8	(0.3)
State and local	(0.2)	(0.7)	(0.5)

Total deferred	(9.2)	(18.1)	(5.6)

Taxes on earnings	$70.5	$52.7	$39.1

        Significant items making up deferred tax assets and liabilities are as follows:

	Fiscal Year-End
(Dollars in millions)	2003	2002
Assets:
Product warranty	$11.4	$10.0
Deferred compensation	12.1	9.2
Environmental and other provisions	16.1	15.2
Inventory adjustments	14.4	13.2
Deferred revenue	27.9	19.1
Credit carryforwards	—	1.3
State deferred taxes	2.9	2.6
Capitalized research and development	5.3	6.3
Other	6.4	7.8

	96.5	84.7

Liabilities:
Accelerated depreciation	3.5	1.4
Goodwill amortization	4.3	3.9
Net undistributed profits of foreign subsidiaries	5.4	5.4
Other	0.8	0.8

	14.0	11.5

Net deferred tax asset	$82.5	$73.2

        The classification of the net deferred tax asset on the consolidated balance sheet is as follows:

	Fiscal Year-End
(Dollars in millions)	2003	2002
Net current deferred tax asset (included in Other current assets)	$87.7	$75.2
Net long-term deferred tax liability (included in Long-term accrued expenses)	(5.2)	(2.0)

Net deferred tax asset	$82.5	$73.2

        The Company has not provided for U.S. federal income and foreign withholding taxes on $111.6 million of cumulative undistributed earnings of non-U.S. subsidiaries as of September 26, 2003. Such earnings are intended to be reinvested for an indefinite period of time. If such earnings were not considered to be reinvested indefinitely, additional deferred taxes of $9.9 million would be provided. Where excess cash has accumulated in the Company's non-U.S. subsidiaries and it is advantageous for tax or foreign exchange reasons, subsidiary earnings are remitted.

        The effective tax rate differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Years
	2003	2002	2001
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	2.3	2.6	2.5
Foreign taxes, net	(0.7)	(0.6)	(1.3)
Extra territorial income exclusion/Foreign Sale Corporation	(1.0)	(1.0)	(1.2)
Research and development credit	(0.2)	(0.2)	(0.5)
Other	(0.4)	0.2	2.0

Effective tax rate	35.0%	36.0%	36.5%

        Income taxes paid are as follows:

	Fiscal Years
(Dollars in millions)	2003	2002	2001
Federal income taxes (received) paid, net	$42.3	$24.4	$(2.4)
State income taxes (received) paid, net	8.0	4.4	(0.3)
Foreign income taxes paid, net	13.4	17.1	14.9

Total	$63.7	$45.9	$12.2

NOTE 14—REORGANIZATION CHARGES

        The $0.2 million of net reorganization income in fiscal year 2002 results primarily from the release of an excess reorganization accrual for foreign taxes (excluding income taxes) established as part of the spin-offs, partially offset by reorganization charges primarily attributable to legal fees incurred in excess of amounts previously accrued.

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

NOTE 15—OTHER NON-OPERATING CHARGES

        In May 1999, the Company agreed to invest $5 million in a consortium to participate in the acquisition of a minority interest in dpiX LLC ("dpiX"), which supplies the Company with amorphous silicon based thin-film transistor arrays ("flat panels") for its X-ray Products' digital imaging subsystems and for its Oncology System's PortalVision imaging systems. The Company invested $2.5 million in July 1999 and the remaining $2.5 million in July 2000. The investment was accounted for under the equity method. The Company wrote off its entire $5 million investment in dpiX in the fourth quarter of fiscal year 2001 based upon the belief that the investment is other than temporarily impaired. The $5 million charge is included in non-operating expenses as "other" in the Company's consolidated statements of earnings. Although the Company has recorded this accounting impairment charge in fiscal year 2001, dpiX continues to supply the Company with flat panels.

NOTE 16—PURCHASE BUSINESS COMBINATIONS

        During fiscal year 2003, the Company acquired the remaining 5% of Nippon Oncology Systems, Ltd. for $135,000, bringing the Company's total investment to 100%.

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

NOTE 17—ADOPTION OF SAB 101

        The Company adopted SAB 101 during the fourth quarter of fiscal year 2001 and recorded the cumulative effect of the change in accounting principle retroactive to the beginning of fiscal year 2001. The cumulative effect of the change in accounting principle was an after-tax non-cash charge of $13.8 million (net of income taxes of $8.0 million) or $0.20 per diluted share, which includes pre-tax revenue of approximately $40.5 million less cost of sales and certain related expenses such as commissions. This amount is primarily comprised of the portion of revenue, the payment of which was contractually linked to the acceptance clause, and related profits associated with equipment that was shipped and previously recorded as revenue but for which installation and/or acceptance did not occur until after fiscal year 2000. Approximately $34.0 million of the $40.5 million of revenue deferred as of the beginning of fiscal year 2001 was recognized in 2001 upon installation and/or acceptance. Approximately $50.7 million of fiscal year 2001 and prior years equipment shipments was deferred as of September 28, 2001, of which approximately $3.4 million and $45.7 million was recognized as sales in fiscal years 2003 and 2002, respectively. The Company's revenue recognition policies are disclosed in Note 1 "Summary of Significant Accounting Policies—Revenue Recognition."

NOTE 18—INDUSTRY SEGMENTS

        The Company's operations are grouped into two reportable industry segments: Oncology Systems and X-ray Products. These industry segments were determined based on how management views and evaluates the Company's operations. GTC and BrachyTherapy are reflected in the "Other" category. Other factors included in segment determination were similar economic characteristics, distribution channels, manufacturing environment, technology and customers. The Company evaluates performance and allocates resources primarily based on earnings before interest and taxes. The accounting policies of the reportable segments are the same as those disclosed in the summary of significant accounting policies.

        Oncology Systems designs, manufactures, sells and services hardware and software products for radiation treatment of cancer and offers a fully integrated system of products consisting of linear accelerators and sophisticated ancillary products and services to extend their capabilities and efficiency. Products in the Oncology Systems business include linear accelerators, treatment simulators and treatment verification products as well as software systems for planning cancer treatments and managing information and images for radiation oncology. X-ray Products is involved in the design and manufacture of subsystems for diagnostic radiology, including X-ray-generating tubes and imaging subsystems. X-ray Products manufactures tubes for medical X-ray imaging applications including CT scanner, radiographic/fluoroscopic, special procedures; and mammography and industrial X-ray tubes consisting of analytical X-ray tubes used for X-ray fluorescence and diffraction as well as tubes used for non-destructive imaging and gauging. BrachyTherapy manufactures and sells the Company's brachytherapy products and services. GTC, the Company's research facility, conducts externally funded contract research related to developing new medical technologies.

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

        The Company operates various manufacturing and marketing operations outside the United States. No single country represented 10% or more of the Company's total sales for fiscal years 2003, 2002 and 2001. Sales between geographic areas are accounted for at cost plus prevailing markups arrived at through negotiations between profit centers. Related profits are eliminated in consolidation. No single customer represents 10% or more of the Company's total sales.

  Information about Profit and Assets

	Sales			Operating Earnings
(Dollars in millions)	2003	2002	2001	2003	2002	2001
Oncology Systems	$856	$725	$614	$200	$159	$113
X-ray Products	153	122	139	29	12	18
Other	33	26	21	(2)	(2)	(3)

Total industry segments	1,042	873	774	227	169	128
Corporate	—	—	—	(29)	(24)	(18)

Total company	$1,042	$873	$774	$198	$145	$110

	Total Assets			Capital Expenditures			Depreciation & Amortization			Goodwill
(Dollars in millions)	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001
Oncology Systems	$414	$389	$357	$8	$14	$8	$8	$8	$10	$47	$47	$44
X-ray Products	70	79	84	3	4	4	7	7	7	1	1	1
Other	27	28	16	1	1	—	1	1	2	12	12	5

Total industry segments	511	496	457	12	19	12	16	16	19	60	60	50
Corporate	542	414	302	7	7	5	4	4	4	—	—	—

Total company	$1,053	$910	$759	$19	$26	$17	$20	$20	$23	$60	$60	$50

  Geographic Information

	Sales			Long-Lived Assets
(Dollars in millions)	2003	2002	2001	2003	2002	2001
United States	$611	$522	$405	$125	$123	$115
International	431	351	369	38	38	25

Total company	$1,042	$873	$774	$163	$161	$140

        Sales are based on final destination of products sold.

NOTE 19—QUARTERLY FINANCIAL DATA (UNAUDITED)

	2003
(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Sales	$206.7	$266.2	$265.4	$303.3	$1,041.6

Gross profit.	$80.1	$106.0	$105.1	$130.7	$421.9

Net earnings	$21.0	$34.2	$32.1	$43.6	$130.9

Net earnings per share:
Basic	$0.31	$0.50	$0.47	$0.64	$1.92

Diluted	$0.30	$0.48	$0.45	$0.61	$1.84

	2002
(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Sales	$175.1	$220.6	$216.0	$261.4	$873.1

Gross profit.	$63.6	$84.0	$84.0	$107.7	$339.3

Net earnings	$13.2	$23.8	$22.8	$33.8	$93.6

Net earnings per share:
Basic	$0.20	$0.35	$0.34	$0.50	$1.38

Diluted	$0.19	$0.34	$0.32	$0.48	$1.33

        The four quarters for net earnings per share may not add to the total year because of differences in the weighted average number of shares outstanding durin the quarters and the year.

NOTE 20—SUBSEQUENT EVENTS

        On October 8, 2003, the Company announced that it had signed a letter of intent to form a three-year joint venture in Japan with Mitsubishi Electric Corp. Under the letter of intent, the joint venture will sell our full line of radiotherapy products and, for the first two years of the joint venture, Mitsubishi Electric Corp.'s medical linear accelerators and will also service and support all of these products. We are to be the majority owner of the venture, and we will acquire Mitsubishi Electric Corp.'s share of the joint venture at the end of three years. The Company will account for this transaction as an acquisition

        On October 24, 2003, the Company acquired Zmed, Inc. a privately held supplier of radiation oncology software and accessories for ultrasound-based, image-guided radiotherapy ("IGRT"), stereotactic radiation treatments and image management, for $35.5 million in cash.

        On November 12, 2003, the Company announced that its Board of Directors had authorized the repurchase by the Company of up to an additional three million shares of its common stock over the period through August 31, 2005. This authorization, which is effective immediately, adds to the existing two million-share repurchase authorization.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Varian Medical Systems, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 94 present fairly, in all material respects, the financial position of Varian Medical Systems, Inc. and its subsidiaries at September 26, 2003 and September 27, 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 26, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 94 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
October 17, 2003, except for the second paragraph of Note 20, which is as of October 24, 2003, and for the third paragraph of Note 20, which is as of November 12, 2003

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  (a)
  Disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

  (b)
  Changes in internal controls over financial reporting. There were no changes that occurred during the fourth fiscal quarter of fiscal year 2003 that have materially affected, or are reasonable likely to materially affect, the Company's internal controls over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this item with respect to our executive officers is set forth in Part I of this report. The information required by this item with respect to our directors is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders under the captions "Election of Directors." The information required by this item with respect to audit committee financial experts is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders under the caption "Committees of the Board of Directors; Meetings." The information required by this item with respect to compliance with Section 16 of the Exchange Act is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders under the caption "Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance."

        We have adopted a code of ethics that applies to all executive officers and directors of the Company. The code of ethics is posted on our website. The Internet address for our website is http://www.varian.com, and the code of ethics may be found as follows:

  1.
  From our main web page, first click on "Company," and then on "Investor Relations."

  2.
  Next click on "Corporate Governance" in the left hand navigation bar.

  3.
  Finally, click on "Code of Ethics."

        We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website, at the address and location specified above.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders under the caption "Compensation of Directors and the Named Executive Officers."

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

        The following table provides information as of September 26, 2003 with respect to the shares of the Company's common stock that may be issued under the Company's existing equity compensation plans.

				C
	A		B
				Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights
Equity compensation plans approved by security holders(1)	5,555,068	(2)	$23.61	4,453,919	(3)

Equity compensation plans not approved by security holders(4)	2,692,293		$37.85	2,875,809

Total	8,247,361		$28.26	7,329,728

(1)
Consists of the Omnibus Stock Plan and the Employee Stock Purchase Plan.

(2)
Excludes purchase rights accruing under the Company' Employee Stock Purchase Plan which has stockholder approved reserve of 2,922,896 shares as of September 26, 2003.

(3)
Includes shares available for future issuance under the Employee Stock Purchase Plan.

(4)
Consists of the 2000 Stock Option Plan. No options under this Plan are held by any directors or officers of the Company.

        The 2000 Stock Option Plan was intended to supplement the Omnibus Stock Plan. The 2000 Stock Option Plan is similar to the Omnibus Plan in all-material respects, with the exception that shares available for awards under the 2000 Stock Option Plan may not be issued to directors or officers of the Company. For a description of the material features of the Omnibus Stock Plan and the 2000 Stock Option Plan, See Note 11 "Omnibus Stock and Employee Stock Purchase Plans" of the Notes to the Consolidated Financial Statements.

        The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of management is incorporated by reference from our definitive proxy statement for the 2003 Annual Meeting of Stockholders under the caption "Stock Ownership—Beneficial Ownership of Certain Stockholders, Directors and Executive Officers."

Item 13.    Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference from our definitive proxy statement for the 2003 Annual Meeting of Stockholders under the caption "Compensation of Directors and the Named Executive Officers."

Item 14.    Principal Accounting Fees and Services

        Pursuant to SEC Release No. 33-8183 (as amended by release No. 33-8183A), the disclosure requirements of the Item are not effective until the Annual Report on Form 10-K for the Company's first fiscal year ending after December 15, 2003.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as part of this report:

(1)
Consolidated Financial Statements:

•
Consolidated Statements of Earnings

•
Consolidated Balance Sheets

•
Consolidated Statements of Stockholders' Equity and Comprehensive Earnings

•
Consolidated Statements of Cash Flows

•
Notes to the Consolidated Financial Statements

•
Report of Independent Auditors

(2)
Consolidated Financial Statement Schedule:

        The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2003, 2002 and 2001 is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries.

Schedule
II	Valuation and Qualifying Accounts

        All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

  (3)
  Exhibits:

Exhibit Number	Description
2	Amended and Restated Distribution Agreement, dated as of January 14, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 2 to the registrant's Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
3.1	Registrant's Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to the registrant's Form 10-Q Quarterly Report for the quarter ended March 29, 2002, File No. 1-7598).
3.2	Registrant's By-Laws, as amended (incorporated by reference to Exhibit No. 3.2 to the registrant's Form 10-Q Quarterly Report for the quarter ended March 28, 2003, File No. 1-7598).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the registrant's Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

4.2	Rights Agreement dated as of November 20, 1998 between Registrant and First Chicago Trust Company of New York, as Rights Agent, including the Form of Rights Certificate (together with Election to Exercise) attached thereto as Exhibit A, the form of Certificate of Designation of Registrant attached thereto as Exhibit B (incorporated by reference to Exhibit No. 1 to the registrant's Registration Statement on Form 8-A filed on November 23, 1998 with respect to the NYSE, File No. 1-7598), the First Amendment to Rights Agreement dated as of April 1, 1999 (incorporated by reference to Exhibit No. 2 to the registrant's Amendment No. 1 to Registration Statement on Form 8-A/A filed on April 1, 1999 with respect to the NYSE, File No. 1-7598), the Second Amendment to Rights Agreement dated as of August 17, 2001 (incorporated by reference to Exhibit No. 3 to the registrant's Amendment No. 2 to Registration Statement on Form 8-A/A-2 filed on November 6, 2001 with respect to the NYSE, File No. 1-7598), the Third Amendment to Rights Agreement dated as of November 16, 2001 (incorporated by reference to Exhibit No. 4 to the registrant's Amendment No. 3 to Registration Statement on Form 8-A/A-2 filed on January 4, 2002 with respect to the NYSE, File No. 1-7598), and the Fourth Amendment to Rights Agreement dated as of January 15, 2002 (incorporated by reference to Exhibit No. 5 to the registrant's Amendment No. 4 to Registration Statement on Form 8-A/A-2 filed on January 22, 2002 with respect to the NYSE, File No. 1-7598).
10.1†	Registrant's Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the registrant's Form 10-Q Quarterly Report for the quarter ended March 29, 2002, File No. 1-7598).
10.2†	Registrant's Management Incentive Plan (incorporated by reference to Exhibit No. 10.2 to the registrant's Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.3†	Registrant's form of Indemnity Agreement with the directors and executive officers (incorporated by reference to Exhibit No. 10.3 to the registrant's Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.4†	Registrant's form of Change in Control Agreement with certain executive officers other than the Chief Executive Officer, the Chief Financial Officer and the General Counsel (incorporated by reference to Exhibit No. 10.4 to the registrant's Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.5†	Registrant's Change in Control Agreement with the Chief Executive Officer (incorporated by reference to Exhibit No. 10.5 to the registrant's Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.6†	Registrant's Change in Control Agreement with the Chief Financial Officer (incorporated by reference to Exhibit No. 10.6 to the registrant's Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.7†	Registrant's Change in Control Agreement with General Counsel (incorporated by reference to Exhibit No. 10.7 to the registrant's Form 10-K Annual Report for the fiscal year ended October 1, 1999, File No. 1-7598).
10.8	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 1, 1999, between Registrant and Prudential Insurance Company of America (certain exhibits and schedules omitted) (incorporated by reference to Exhibit No. 10.7 to the registrant's Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.9	Employee Benefits Allocation Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.1 to the registrant's Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).

10.10	Intellectual Property Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.2 to the registrant's Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
10.11	Tax Sharing Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.3 to the registrant's Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
10.12†	Amended and Restated Severance Agreement between the registrant and Joseph B. Phair dated as of August 20, 1999 (incorporated by reference to Exhibit No. 10.13 to the registrant's Form 10-K Annual Report for the fiscal year ended October 1, 1999, File No. 1-7598).
10.13†	Description of Certain Compensatory Arrangements between the registrant and the directors (incorporated by reference to Exhibit No. 10.15 to the registrant's Form 10-K Annual Report for the fiscal year ended October 1, 1999, File No. 1-7598).
10.14†	Description of Certain Compensatory Arrangements between the registrant and the executive officers (incorporated by reference to Exhibit No. 10.16 to the registrant's Form 10-K Annual Report for the fiscal year ended October 1, 1999, File No. 1-7598).
10.15†	Registrant's Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.17 to the registrant's Form 10-K Annual Report for the fiscal year ended September 29, 2000, File No. 1-7598).
10.16†	Registrant's 2000 Stock Option Plan (incorporated by reference to Exhibit No. 10.18 to the registrant's Form 10-Q Quarterly Report for the quarter ended March 29, 2002, File No. 1-7598).
10.17†	Registrant's Retirement Plan (incorporated by reference to Exhibit No. 99.1 to the registrant's Registration Statement on Form S-8 filed on March 14, 2001, and amended June 20, 2001, Registration No. 333-57012).
21	List of Subsidiaries.
23	Consent of Independent Accountants.
24	Power of Attorney by directors of the Company authorizing certain persons to sign this Annual Report on Form 10-K on their behalf.
31.1	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Management contract or compensatory arrangement.

(b)
Reports on Form 8-K during the quarter ended September 26, 2003:

        The Company did not file any Current Reports on Form 8-K during the quarter ended September 26, 2003. However, the Company did furnish information required to be furnished under Item 12 on Current Reports on Form 8-K on June 24, 2003 (reporting issuance of a press release regarding net order, sales, net earnings and certain other information related to the second quarter of fiscal year 2003).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dated: November 26, 2003

VARIAN MEDICAL SYSTEMS, INC.
By:	/s/ ELISHA W. FINNEY Elisha W. Finney Vice President, Finance and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ RICHARD M. LEVY Richard M. Levy	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	November 26, 2003
/s/ ELISHA W. FINNEY Elisha W. Finney	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	November 26, 2003
/s/ CRISANTO C. RAIMUNDO Crisanto C. Raimundo	Vice President and Corporate Controller (Principal Accounting Officer)	November 26, 2003
JOHN SEELY BROWN*	Director
SAMUEL HELLMAN*	Director
TERRY R. LAUTENBACH*	Director
ALLEN S. LICHTER*	Director
DAVID W. MARTIN, JR.*	Director
RUEDIGER NAUMANN-ETIENNE*	Director
*By:	/s/ ELISHA W. FINNEY Elisha W. Finney Attorney-in-Fact	November 26, 2003

Schedule II

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS
For The Fiscal Years Ended 2003, 2002 and 2001
(Dollars in thousands)

			Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses			Balance at End of Period
			Description	Amount
Allowance for doubtful notes & accounts receivable:
Fiscal year ended 2003	$2,595	$2,160	Write-offs & Adjustments	$449	$4,306
Fiscal year ended 2002	$2,591	$1,539	Write-offs & Adjustments	$1,535	$2,595
Fiscal year ended 2001	$1,860	$1,697	Write-offs & Adjustments	$966	$2,591

EXHIBIT INDEX

Exhibit Number	Description
2	Amended and Restated Distribution Agreement, dated as of January 14, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 2 to the registrant's Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
3.1	Registrant's Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to the registrant's Form 10-Q Quarterly Report for the quarter ended March 29, 2002, File No. 1-7598).
3.2	Registrant's By-Laws, as amended (incorporated by reference to Exhibit No. 3.2 to the registrant's Form 10-Q Quarterly Report for the quarter ended March 28, 2003, File No. 1-7598).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the registrant's Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
4.2	Rights Agreement dated as of November 20, 1998 between Registrant and First Chicago Trust Company of New York, as Rights Agent, including the Form of Rights Certificate (together with Election to Exercise) attached thereto as Exhibit A, the form of Certificate of Designation of Registrant attached thereto as Exhibit B (incorporated by reference to Exhibit No. 1 to the registrant's Registration Statement on Form 8-A filed on November 23, 1998 with respect to the NYSE, File No. 1-7598), the First Amendment to Rights Agreement dated as of April 1, 1999 (incorporated by reference to Exhibit No. 2 to the registrant's Amendment No. 1 to Registration Statement on Form 8-A/A filed on April 1, 1999 with respect to the NYSE, File No. 1-7598), the Second Amendment to Rights Agreement dated as of August 17, 2001 (incorporated by reference to Exhibit No. 3 to the registrant's Amendment No. 2 to Registration Statement on Form 8-A/A-2 filed on November 6, 2001 with respect to the NYSE, File No. 1-7598), the Third Amendment to Rights Agreement dated as of November 16, 2001 (incorporated by reference to Exhibit No. 4 to the registrant's Amendment No. 3 to Registration Statement on Form 8-A/A-2 filed on January 4, 2002 with respect to the NYSE, File No. 1-7598), and the Fourth Amendment to Rights Agreement dated as of January 15, 2002 (incorporated by reference to Exhibit No. 5 to the registrant's Amendment No. 4 to Registration Statement on Form 8-A/A-2 filed on January 22, 2002 with respect to the NYSE, File No. 1-7598).
10.1†	Registrant's Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the registrant's Form 10-Q Quarterly Report for the quarter ended March 29, 2002, File No. 1-7598).
10.2†	Registrant's Management Incentive Plan (incorporated by reference to Exhibit No. 10.2 to the registrant's Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.3†	Registrant's form of Indemnity Agreement with the directors and executive officers (incorporated by reference to Exhibit No. 10.3 to the registrant's Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.4†	Registrant's form of Change in Control Agreement with certain executive officers other than the Chief Executive Officer, the Chief Financial Officer and the General Counsel (incorporated by reference to Exhibit No. 10.4 to the registrant's Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.5†	Registrant's Change in Control Agreement with the Chief Executive Officer (incorporated by reference to Exhibit No. 10.5 to the registrant's Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

10.6†	Registrant's Change in Control Agreement with the Chief Financial Officer (incorporated by reference to Exhibit No. 10.6 to the registrant's Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.7†	Registrant's Change in Control Agreement with General Counsel (incorporated by reference to Exhibit No. 10.7 to the registrant's Form 10-K Annual Report for the fiscal year ended October 1, 1999, File No. 1-7598).
10.8	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 1, 1999, between Registrant and Prudential Insurance Company of America (certain exhibits and schedules omitted) (incorporated by reference to Exhibit No. 10.7 to the registrant's Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.9	Employee Benefits Allocation Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.1 to the registrant's Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
10.10	Intellectual Property Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.2 to the registrant's Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
10.11	Tax Sharing Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.3 to the registrant's Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
10.12†	Amended and Restated Severance Agreement between the registrant and Joseph B. Phair dated as of August 20, 1999 (incorporated by reference to Exhibit No. 10.13 to the registrant's Form 10-K Annual Report for the fiscal year ended October 1, 1999, File No. 1-7598).
10.13†	Description of Certain Compensatory Arrangements between the registrant and the directors (incorporated by reference to Exhibit No. 10.15 to the registrant's Form 10-K Annual Report for the fiscal year ended October 1, 1999, File No. 1-7598).
10.14†	Description of Certain Compensatory Arrangements between the registrant and the executive officers (incorporated by reference to Exhibit No. 10.16 to the registrant's Form 10-K Annual Report for the fiscal year ended October 1, 1999, File No. 1-7598).
10.15†	Registrant's Deferred Compensation Plan. (incorporated by reference to Exhibit No. 10.17 to the registrant's Form 10-K Annual Report for the fiscal year ended September 29, 2000, File No. 1-7598).
10.16†	Registrant's 2000 Stock Option Plan (incorporated by reference to Exhibit No. 10.18 to the registrant's Form 10-Q Quarterly Report for the quarter ended March 29, 2002, File No. 1-7598).
10.17†	Registrant's Retirement Plan (incorporated by reference to Exhibit No. 99.1 to the registrant's Registration Statement on Form S-8 filed on March 14, 2001, and amended June 20, 2001, Registration No. 333-57012).
21	List of Subsidiaries.
23	Consent of Independent Accountants.
24	Power of Attorney by directors of the Company authorizing certain persons to sign this Annual Report on Form 10-K on their behalf.
31.1	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Management contract or compensatory arrangement.

QuickLinks

VARIAN MEDICAL SYSTEMS, INC. Index to Annual Report on Form 10-K For the Fiscal Year ended September 26, 2003
FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Consolidated Financial Data
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data
VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENTS OF EARNINGS
VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES CONSOLIDATED BALANCE SHEETS
VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE EARNINGS
VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENTS OF CASH FLOWS
VARIAN MEDICAL SYSTEMS, INC., AND SUBSIDIARY COMPANIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
  Schedule II
VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES VALUATION AND QUALIFYING ACCOUNTS For The Fiscal Years Ended 2003, 2002 and 2001 (Dollars in thousands)
EXHIBIT INDEX