Form 10-Q
period 2004-01-02
VARIAN MEDICAL SYSTEMS INC
filed 2004-02-12
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

☒                                    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2004

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,540,972 shares of Common Stock, par value $1 per share, outstanding as of February 9, 2004.

www.varian.com

(NYSE: VAR)

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“we” or “the Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed below and elsewhere in this Quarterly Report on Form 10-Q, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Business” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2003, and from time to time in our other filings with the Securities and Exchange Commission. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as Intensity Modulated Radiation Therapy, or IMRT, Image Guided Radiotherapy, or IGRT, brachytherapy, software, treatment techniques, and advanced X-ray products; growth drivers; orders, sales, backlog or earnings growth; future financial results and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “will,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “pending,” “intended,” “potential,” “promise,” “predict” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. Such risks and uncertainties include:

•                  our ability to anticipate and keep pace with changes in the marketplace and technological innovation;

•                  our ability to successfully develop and commercialize new products and new product enhancements;

•                  our ability to gain health care market acceptance and demand for our new products and treatments procedures, which may be affected by among other things, the budgeting cycles of hospitals and clinics for equipment purchases which frequently fixes budgets one or more years in advance and our ability to provide significant education and training to physicians and health care payors on new treatment procedures, benefits of such treatment procedures and the skilled use of our products;

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

•                  the highly competitive nature of the markets in which we compete, and the impact of competition on our pricing, sales, margins and market share and our ability to maintain or increase operating margins;

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

•                  the effect of terrorism concerns or the occurrence of disease outbreaks such as Severe Acute Respiratory Syndrome on travel, related business operations and business activity;

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

PART I

FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
	January 2,	December 27,
(Amounts in thousands, except per share amounts)	2004	2002

Sales:
Product	$227,808	$175,979
Service contracts and other	39,157	30,724
Total sales	266,965	206,703

Cost of sales:
Product	134,934	105,548
Service contracts and other	25,510	21,078
Total cost of sales	160,444	126,626

Gross profit	106,521	80,077
Operating expenses:
Research and development	17,604	12,371
Selling, general and administrative	44,472	35,690
Total operating expenses	62,076	48,061

Operating earnings	44,445	32,016
Interest income	1,648	1,703
Interest expense	(1,215)	(1,128)

Earnings from operations before taxes	44,878	32,591
Taxes on earnings	15,710	11,570

Net earnings	$29,168	$21,021

Net earnings per share:
Basic	$0.43	$0.31
Diluted	$0.41	$0.30

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding – Basic	68,014	67,867
Weighted average shares outstanding – Diluted	71,060	70,945

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 2,	September 26,
(Dollars in thousands, except par values)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$210,591	$210,448
Short-term marketable securities	126,336	112,128
Accounts receivable, net	231,273	252,265
Inventories	124,574	116,815
Other current assets	122,350	113,868
Total current assets	815,124	805,524

Property, plant and equipment	238,093	236,077
Accumulated depreciation and amortization	(158,128)	(154,905)
Property, plant and equipment, net	79,965	81,172

Long-term marketable securities	58,602	84,820
Goodwill	88,760	59,979
Other non-current assets	36,157	21,992

Total assets	$1,078,608	$1,053,487

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,695	$47,169
Accrued expenses	233,647	240,406
Product warranty	37,655	36,040
Advance payments from customers	96,770	85,801
Total current liabilities	415,767	409,416

Long-term accrued expenses and other	24,698	21,895
Long-term debt	58,500	58,500

Total liabilities	498,965	489,811

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock
Authorized 1,000,000 shares, par value $1 per share, issued and outstanding none	—	—
Common stock
Authorized 99,000,000 shares, par value $1 per share, issued and outstanding 68,052,000 shares at January 2, 2004 and 67,971,000 shares at September 26, 2003	68,052	67,971
Capital in excess of par value	174,303	159,539
Deferred stock compensation	(2,018)	(2,281)
Accumulated other comprehensive loss	(3,416)	(3,416)
Retained earnings	342,722	341,863
Total stockholders’ equity	579,643	563,676

Total liabilities and stockholders’ equity	$1,078,608	$1,053,487

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	January 2,	December 27,
(Dollars in thousands)	2004	2002

Cash flow from operating activities:
Net earnings	$29,168	$21,021
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,354	4,792
Allowance for doubtful accounts	297	1,578
Loss from sale of assets	109	17
Amortization of intangibles	663	277
Amortization of premiums, net	410	271
Amortization of deferred stock-based compensation	263	267
Deferred taxes	3,370	814
Net change in fair value of derivatives and underlying commitments	(1,032)	(723)
Other	—	(79)
Changes in assets and liabilities:
Accounts receivable	32,897	37,887
Inventories	(7,029)	(11,726)
Other current assets	721	(396)
Accounts payable	(1,815)	(7,575)
Accrued expenses	(23,805)	(12,284)
Product warranty	1,277	645
Advance payments from customers	9,325	2,556
Long-term accrued expenses	(1,280)	(1,020)
Tax benefits from employee stock option plans	8,590	5,014
Net cash provided by operating activities	57,483	41,336

Cash flows from investing activities:
Purchase of marketable securities	—	(16,204)
Maturity of marketable securities	11,600	—
Purchase of property, plant and equipment	(4,009)	(2,162)
Proceeds from sale of property, plant and equipment	10	33
Purchase of a business, net of cash received	(34,763)	—
Increase in cash surrender value of life insurance	(4,276)	(3,120)
Other, net	(662)	82
Net cash used in investing activities	(32,100)	(21,371)

Cash flows from financing activities:
Proceeds from common stock issued to employees	12,875	6,565
Repurchase of common stock	(34,929)	(19,114)
Net cash used in financing activities	(22,054)	(12,549)

Effects of exchange rate changes on cash	(3,186)	(1,499)

Net increase in cash and cash equivalents	143	5,917
Cash and cash equivalents at beginning of period	210,448	160,285
Cash and cash equivalents at end of period	$210,591	$166,202

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

                                                                        The condensed consolidated financial statements have been prepared by Varian Medical Systems, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 26, 2003. In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of January 2, 2004 and September 26, 2003, the results of operations for the three months ended January 2, 2004 and December 27, 2002, and cash flows for the three months ended January 2, 2004 and December 27, 2002. The results of operations for the three months ended January 2, 2004 are not necessarily indicative of the results to be expected for a full year or for any other period.

NOTE 2 — MARKETABLE SECURITIES

The carrying amounts of marketable securities are as follows:

	January 2,	September 26,
(Dollars in thousands)	2004	2003

Municipal bonds	$159,929	$171,824
Corporate debt securities	25,009	25,124
	184,938	196,948
Less: Short-term marketable securities	126,336	112,128
Long-term marketable securities	$58,602	$84,820

Scheduled maturities of held-to-maturity investments are as follows:

January 2,
(Dollars in thousands)	2004

Due within one year	$126,336
Due after one year through three years	58,602
$184,938

NOTE 3 — INVENTORIES

Inventories are valued at the lower of cost or market (realizable value) using last-in, first-out (“LIFO”) cost for Oncology Systems’ U.S. inventories. All other inventories are valued principally at average cost. If the first-in, first-out (“FIFO”) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $16.2 million at January 2, 2004 and $16.0 million at September 26, 2003. The components of inventories are as follows:

	January 2,	September 26,
(Dollars in thousands)	2004	2003

Raw materials and parts	$83,002	$81,593
Work-in-process	7,275	5,923
Finished goods	34,297	29,299
Total inventories	$124,574	$116,815

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(Unaudited)

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in other non-current assets on the condensed consolidated balance sheets:

	January 2,	September 26,
(Dollars in thousands)	2004	2003

Intangible assets:
Amortized intangible assets:
Patents and other intangible assets	$12,786	$12,629
Technology	9,890	890
Accumulated amortization	(9,017)	(9,087)
Net carrying amount	$13,659	$4,432

Amortization expense for those intangible assets still required to be amortized under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, was $663,000 and $212,000 for the three months ended January 2, 2004 and December 27, 2002, respectively. The Company estimates amortization expense on a straight-line basis to be $2.6 million for the remaining nine months of fiscal year 2004 and $3.2 million, $3.1 million, $2.1 million, $1.0 million and $1.6 million for fiscal years 2005 through 2008 and thereafter, respectively.

The following table reflects goodwill allocated to the Company’s reportable segments:

	January 2,	September 26,
(Dollars in thousands)	2004	2003

Oncology Systems	$76,069	$47,288
X-ray Products	477	477
Other	12,214	12,214
Total	$88,760	$59,979

Increases during the first quarter of fiscal year 2004 to the goodwill and intangible assets balances were the result of the Company’s acquisition of Zmed, Inc. (See Note 13)

NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has significant international transactions in foreign currencies and addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The forward exchange contracts generally range from one to twelve months in original maturity. At January 2, 2004, the Company did not have any forward exchange contract with an original maturity greater than twelve months.  As international deliveries may extend beyond twelve months, the Company may hedge beyond twelve months in the future.  The Company does not hold derivative instruments for speculative or trading purposes.

The Company accounts for its hedges of foreign currency denominated sales orders (firm commitments) as fair value hedges. For the three months ended January 2, 2004, there were no material gains or losses due to hedge ineffectiveness. At January 2, 2004, the Company had foreign exchange forward contracts to sell and purchase $176.9 million and $1.7 million, respectively, in various foreign currencies. At January 2, 2004, all open forward exchange contracts were deemed effective.

The Company also hedges balance sheet exposures from its various foreign subsidiaries and business units. These hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(Unaudited)

accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Accordingly, changes in their fair values are recognized in “selling, general and administrative expenses” in the then-current period.  Changes in the values of these hedging instruments are offset by changes in the values of foreign currency denominated assets and liabilities.  Variations from the forecasted foreign currency assets or liabilities, coupled with a significant currency movement, may result in a material gain or loss as a result of the hedges not effectively offsetting the change in value of the foreign currency asset or liability.  At January 2, 2004, the Company had foreign exchange forward contracts maturing in the second quarter of fiscal year 2004 to sell and purchase $77.9 million and $20.7 million, respectively, to hedge the risks associated with foreign currency denominated assets and liabilities.

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

	Three Months Ended
	January 2,	December 27,
	2004	2002
Numerator – Basic and Diluted:
Net earnings	$29,168	$21,021

Denominator – Basic:
Average shares outstanding	68,014	67,867

Net earnings per share – Basic	$0.43	$0.31

Denominator – Diluted:
Average shares outstanding	68,014	67,867
Dilutive common equivalent shares	2,895	2,961
Dilutive restricted performance shares and restricted common stock	151	117
Average shares outstanding	71,060	70,945

Net earnings per share – Diluted	$0.41	$0.30

Options to purchase 1,600 shares at an average exercise price of $67.95 per share were outstanding on a weighted average basis during the three months ended January 2, 2004, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the shares.

Options to purchase 1,413,600 shares at an average exercise price of $48.75 per share were outstanding at December 27, 2002, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the shares.

NOTE 7 — COMPREHENSIVE EARNINGS

Comprehensive earnings for the three months ended January 2, 2004 and December 27, 2002 equaled the reported net earnings.  Accumulated other comprehensive loss for all periods presented resulted from a minimum pension liability adjustment, net of taxes.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(Unaudited)

NOTE 8 — INDUSTRY SEGMENTS

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

	Sales		Operating Earnings
	Three Months Ended		Three Months Ended
	January 2,	December 27,	January 2,	December 27,
(Dollars in millions)	2004	2002	2004	2002

Oncology Systems	$221	$166	$45	$33
X-ray Products	37	34	7	6
Other	9	7	—	(1)
Total industry segments	267	207	52	38
Corporate	—	—	(8)	(6)
Total Company	$267	$207	$44	$32

NOTE 9 — STOCK REPURCHASE PROGRAM

                                                                        On February 14, 2003, the Company’s Board of Directors authorized a repurchase of up to two million shares of the Company’s common stock through the end of February 2004. On November 12, 2003, the Company’s Board of Directors authorized an additional repurchase of up to three million shares of its common stock through the end of August 2005.  During the three months ended January 2, 2004, the Company paid $34.9 million to repurchase 518,000 shares of its common stock. All shares that have been repurchased have been retired. As of January 2, 2004, the Company could still purchase up to 3,000,000 shares.

NOTE 10 — EMPLOYEE STOCK OPTIONS AND STOCK PURCHASE PLANS

Option activity under the Omnibus Stock Plan and the 2000 Stock Option Plan (together, the “Employee Stock Option Plans”) is presented below:

	Options	Weighted Average
	(in thousands)	Exercise Price

Options outstanding at September 28, 2001	8,854	$17.07
Granted	1,686	$35.95
Terminated or expired	(115)	$17.52
Exercised	(1,624)	$11.71

Options outstanding at September 27, 2002	8,801	$21.67
Granted	1,530	$48.81
Terminated or expired	(66)	$23.39
Exercised	(2,018)	$15.26

Options outstanding at September 26, 2003	8,247	$28.26
Granted	1,496	$64.19
Terminated or expired	(6)	$23.12
Exercised	(599)	$21.49

Options outstanding at January 2, 2004	9,138	$34.59

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(Unaudited)

At January 2, 2004, September 26, 2003 and September 27, 2002, options for 6,238,000, 6,112,000 and 6,241,000 shares of common stock, respectively, were exercisable and 2,914,000, 4,407,000 and 5,913,000 shares, respectively, were available for future grants under the Employee Stock Option Plans.

The following tables summarize information concerning options outstanding and exercisable under the Employee Stock Option Plans at January 2, 2004:

	Options Outstanding
	Number Outstanding	Average Remaining Contractual Life	Weighted Average
Range of Exercise Prices	(in thousands)	(in years)	Exercise Price

$7.52 – $9.08	141	5.0	$8.75
$9.16	1,465	5.2	$9.16
$9.25 – $12.70	287	4.2	$11.10
$13.32 – $16.00	108	3.9	$13.43
$20.41 – $27.78	86	6.4	$22.47
$27.91	2,480	6.8	$27.91
$29.45 – $42.53	1,570	7.8	$35.75
$42.99 – $58.37	1,505	8.8	$48.82
$64.19 – $67.95	1,496	9.8	$64.19
Total	9,138	7.4	$34.59

	Options Exercisable
Range of Exercise Prices	Number Exercisable (in thousands)	Weighted Average Exercise Price

$7.52 – $9.08	141	$8.75
$9.16	1,465	$9.16
$9.25 – $12.70	287	$11.10
$13.32 – $16.00	108	$13.43
$20.41 – $27.78	86	$22.47
$27.91	2,480	$27.91
$29.45 – $42.53	1,077	$35.70
$42.99 – $58.37	594	$48.90
Total	6,238	$25.32

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(Unaudited)

During the first quarter of fiscal year 2003, the Company adopted SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS 123. The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended
	January 2,	December 27,
(Dollars in thousands, except per share amounts)	2004	2002

Net earnings, as reported	$29,168	$21,021
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	171	172
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(4,496)	(4,154)
Pro forma net earnings	$24,843	$17,039

Net earnings per share — Basic:
As reported	$0.43	$0.31
Pro forma	$0.37	$0.25

Net earnings per share — Diluted:
As reported	$0.41	$0.30
Pro forma	$0.35	$0.24

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plans
	Three Months Ended
	January 2,	December 27,
	2004	2002

Expected dividend yield	—	—
Risk-free interest rate	3.0%	3.0%
Expected volatility	34.2%	37.0%
Expected life (in years):
Employees	4	4
Officers	4	7

The weighted average estimated fair values of employee stock options granted during the three months ended January 2, 2004 and December 27, 2002 were $20.13 and $18.47 per share, respectively. No shares from the Employee Stock Purchase Plan were issued during the three months ended January 2, 2004 and December 27, 2002.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(Unaudited)

NOTE 11 — PRODUCT WARRANTY

                                                                        The Company warrants its products for a specific period of time, generally twelve months, against material defects.  The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized.  The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts that fail while still under warranty.  The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends. The following table reflects the change in the Company’s warranty accrual during the three months ended January 2, 2004:

(Dollars in thousands)
Warranty accrual, September 26, 2003	$36,040
Charged to cost of sales	9,837
Actual warranty expenditures	(8,222)
Warranty accrual, January 2, 2004	$37,655

NOTE 12 — COMMITMENTS AND CONTINGENCIES

                                                                        Contingencies

The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at nine sites where the Company, as Varian Associates, Inc., is alleged to have shipped manufacturing waste for recycling or disposal. In addition, the Company is overseeing environmental cleanup projects and, as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain currently owned and previously owned facilities (including facilities disposed of in connection with the Company’s sale of its electron devices business during 1995 and the sale of its thin film systems business during 1997). Under the terms of the agreement governing the spin-offs, Varian, Inc. (“VI”) and Varian Semiconductor Equipments Associates (“VSEA”) are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $0.8 million and $0.6 million (net of amounts borne by VI and VSEA) for the three months ended January 2, 2004 and December 27, 2002, respectively, on environmental investigation, cleanup and third party claim costs.

                                                                        For a number of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities (including clean up costs, reimbursements to third parties, project management costs and legal costs) if undertaken. As of January 2, 2004, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects for these sites ranged in the aggregate from $4.9 million to $13.7 million. The time frame over which the Company expects to complete the cleanup projects varies with each site, ranging up to approximately 30 years as of January 2, 2004. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $4.9 million as of January 2, 2004. The amount accrued has not been discounted to present value due to uncertainties that make it difficult to develop a best estimate of future costs.

                                                                        As to other sites and facilities, the Company has gained sufficient knowledge to better estimate the scope and costs of future cleanup activities. As of January 2, 2004, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects, including reimbursements to third party’s claims, for these sites and facilities ranged in the aggregate from $16.2 million to $34.0 million. The time frame over which these cleanup projects

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(Unaudited)

                                                                        are expected to be complete varies with each site and facility, ranging up to approximately 30 years as of January 2, 2004. As to each of these sites and facilities, management has determined that a particular amount within the range of estimated costs is a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs are reliably determinable. The best estimate within the range was $20.1 million at January 2, 2004. The Company accordingly accrued $13.0 million, which represents its best estimate of the future costs of $20.1 million discounted at 4%, net of inflation. This accrual is in addition to the $4.9 million described in the preceding paragraph.

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

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company received certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company’s past and future environmental-related expenditures, and the Company therefore has a $3.8 million receivable included in “other current assets” and “other non-current assets” at January 2, 2004.  The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company.

The Company is a party to three related federal actions involving claims by independent service organizations (“ISOS”) that the Company’s policies and business practices relating to replacement parts violate the antitrust laws. The parties to the action filed in the Northern District of California have agreed to consolidate its claims with the action filed in the District Court in Texas.

                                                                        The Company is also involved in other legal proceedings arising in the ordinary course of its business. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceeding will result in a judgment or settlement that would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Commitments

On December 19, 2003, the Company signed an agreement to form a three-year joint venture in Japan with Mitsubishi Electric Corp.  Under this agreement, the joint venture will sell the Company’s full line of radiotherapy products and, for the first two years of the joint venture, Mitsubishi Electric

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(Unaudited)

Corp.’s medical linear accelerators and will also service and support all of these products.  The Company will be the majority owner of the venture, and will acquire Mitsubishi Electric Corp.’s share of the joint venture at the end of the three-year joint venture period.  The Company’s investment in the transaction is expected to be between $18 and $20 million.  The Company will account for this transaction as an acquisition.

NOTE 13 — PURCHASE BUSINESS COMBINATIONS

On October 24, 2003, the Company acquired Zmed, Inc., a privately held supplier of radiation oncology software and accessories for ultrasound-based, image-guided radiotherapy (“IGRT”), stereotactic radiation treatment planning and image management, for approximately $35.3 million in cash. The condensed consolidated financial statements include the operating results of Zmed, Inc. from the date of acquisition.  Pro forma results of operations have not been presented, because the effect of the acquisition was not significant.  In connection with this acquisition, $28.8 million was allocated to goodwill, $9.9 million was allocated to identifiable intangible assets and ($3.4) million, net, was allocated to assets and liabilities.

NOTE 14 — RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the Consolidated Financial Statements of the entity that is the primary beneficiary. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements entered into prior to February 1, 2003.  The Company adopted FIN 46, as required, with no material impact to its consolidated financial position or results of operations.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of Varian Medical Systems, Inc. and its subsidiaries as of January 2, 2004 and September 26, 2003, and the related condensed consolidated statements of earnings for each of the three-month periods ended January 2, 2004 and December 27, 2002 and the condensed consolidated statements of cash flows for the three-month periods ended January 2, 2004 and December 27, 2002.  These financial statements are the responsibility of the Company’s management.

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

January 28, 2004

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a world leader in the design and production of (i) integrated systems of equipment and software for treating cancer with radiation therapy, and (ii) high-quality, cost-effective X-ray tubes for OEMs, replacement X-ray tubes and imaging subsystems. During the first quarter of fiscal year 2004, our overall sales increased by 29%, net earnings increased by 39%, earnings per diluted share increased by 37% and overall net orders increased by 23% compared to the first quarter of fiscal year 2003.  Our backlog stood at $850 million at the end of the first quarter, up 14% from the end of the year-ago quarter.

Oncology Systems.  Our largest business, Oncology Systems, produces and sells an integrated system of products for treating cancer with radiation, including linear accelerators, treatment simulation and verification products, information management and treatment planning software and other sophisticated ancillary products and services.  We continue to see growth in the number of clinics that are treating patients with intensity modulated radiation therapy, or IMRT. Oncology Systems represented 82% of our total sales in fiscal year 2003 and 83% of our total sales in the first quarter of fiscal year 2004, with sales for the quarter growing 33% over the same quarter of fiscal year 2003. Our first quarter growth in sales and in earnings was stronger than expected primarily because a higher percentage of customers accepted deliveries of ordered products on schedule and more short turn-around orders being placed and shipped during the quarter. Fundamental market factors affecting demand include rising cancer incidence, underserved medical needs outside of the U.S. and technology advances that are leading to improvements in patient care.  The demand for our products may also be affected by additional factors such as health care reforms, changes in healthcare policies and significant changes to third party reimbursements for radiation oncology services.

We have also continued our efforts to enhance and broaden our technology and product offerings in this business through internal development, acquisitions and strategic relationships.  In the first quarter of fiscal year 2004, we increased our investment in developing the next generation products and accessories for the process of Dynamic Targeting image guided radiation therapy, or IGRT, including receiving 510(k) clearances for 3-D cone beam imaging on our Acuity™ X-ray imaging device and for our new multipurpose Trilogy™ linear accelerator.  On October 24, 2003, we acquired Zmed, Inc., a privately held supplier of radiation oncology software and accessories for ultrasound-based IGRT, stereotactic radiation treatments and image management, for approximately $35.3 million in cash.  On December 19, 2003, we signed an agreement to form a three-year joint venture in Japan with Mitsubishi Electric Corp.  Under this agreement, the joint venture will sell our full line of radiotherapy products and, for the first two years of the joint venture, Mitsubishi Electric Corp.’s medical linear accelerators and will also service and support all of these products.  We expect our Mitsubishi joint venture to add $10 million to $12 million in service revenue over the next twelve months. We are to be the majority owner of the venture, and we will acquire Mitsubishi Electric Corp.’s share of the joint venture at the end of the three-year joint venture period.  Our investment in the transaction is expected to be between $18 and $20 million and we will be accounting for this transaction as an acquisition.  Our success depends on our ability to anticipate or keep pace with changes in the marketplace and the direction of technological innovation and customer demands, to develop or acquire new generations of products and product enhancements, to gain market acceptance and commercialization of our new products and to effectively integrate acquired businesses and technologies.  Market acceptance and demand for our new products may be adversely affected by hospital and clinic budgeting cycles, which are usually fixed one or more years in advance, and our ability to provide significant education and training on IGRT and these products physicians and health care payors.

X-Ray Products.  Our other significant business is X-ray Products, which manufactures and sells (i) X-ray tubes for use in a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, special procedures, industrial and mammography and (ii) flat panel imaging products for digital X-ray image capture, which is an alternative to image intensifiers or film.  Our X-ray tubes and flat panel imaging products are sold to most major diagnostic equipment manufacturers and we also sell our X-ray tubes directly to end-users for replacement purposes.  This business represented 15% of total sales in fiscal year 2003 and 14% of total sales in the first quarter of fiscal year 2004, with sales for the quarter growing 9% over the same quarter of fiscal year 2003.  The fundamental drivers of this business are the continuing success of key original equipment manufacturers, or OEMs, that incorporate our X-ray tube products and flat panel imaging devices into diagnostic and imaging systems.

Other.  Through the Ginzton Technology Center, or GTC, we are pursuing other potential new business areas, including next generation digital X-ray imaging technology, digital X-ray fluoroscopic imagers and develop technology for cargo screening. In addition, we are pursuing technologies and products that promise to improve disease management by employing targeted energy to enhance the effectiveness of molecular medicine. Our BrachyTherapy operations manufacture and sell advanced brachytherapy products. The operations of GTC and BrachyTherapy are reported as part of the “Other” category of our industry segments, see Note 8 “Industry Segments” of the Notes to the Condensed Consolidated Financial Statements.

This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the condensed consolidated financial statements and the notes included elsewhere in this report, as well as the information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Our Business” and the “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2003, and from time to time in our other filings with the SEC.

For information regarding our Critical Accounting Policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2003.

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2004 is the 53-week period ending October 1, 2004, and fiscal year 2003 was the 52-week period ending September 26, 2003. The fiscal quarter ended January 2, 2004 was a 14-week period and the fiscal quarter ended December 27, 2002 was a 13-week period.

First Quarter of Fiscal Year 2004 Compared to First Quarter of Fiscal Year 2003

Total Sales:

Sales by segment	Three Months Ended

(Dollars in millions)	January 2, 2004		December 27, 2002
	Sales	Percent of Total Sales	Sales	Percent of Total Sales

Oncology Systems	$220.8	83%	$165.9	80%
X-ray Products	37.3	14%	34.0	16%
Other	8.9	3%	6.8	4%
Total Sales	$267.0		$206.7

Sales by revenue classification	Three Months Ended

(Dollars in millions)	January 2, 2004		December 27, 2002
	Sales	Percent of Total Sales	Sales	Percent of Total Sales

Product	$227.8	85%	$176.0	85%
Service Contracts and Other	39.2	15%	30.7	15%
Total Sales	$267.0		$206.7

Sales by region	Three Months Ended

(Dollars in millions)	January 2, 2004		December 27, 2002
	Sales	Percent of Total Sales	Sales	Percent of Total Sales

North America	$153.6	58%	$128.5	62%
Europe	69.5	26%	43.9	21%
Asia	37.4	14%	28.9	14%
Rest of world	6.5	2%	5.4	3%
Total International	113.4	42%	78.2	38%
Total Sales	$267.0		$206.7

Our total sales of $267 million in the first quarter of fiscal year 2004 were 29% higher than our sales of $207 million in the first quarter of fiscal year 2003. All of our businesses contributed to this growth in sales, but Oncology Systems sales in the first quarter of fiscal year 2004 was a primary contributor to the overall sales increase. North American sales were $154 million in the first quarter of fiscal year 2004, compared to $129 million in the first quarter of fiscal year 2003. International sales were $113 million in the first quarter of fiscal year 2004, compared to $78 million in the first quarter of fiscal year 2003. Product sales were $228 million in the first quarter of fiscal year 2004, compared to $176 million in the first quarter of fiscal year 2003. Service and other sales were $39 million in the first quarter of fiscal year 2004, compared to $31 million in the first quarter of fiscal year 2003.

Sales (by segment and revenue classification)	Three Months Ended

(Dollars in millions)	January 2, 2004		December 27, 2002
	Sales	Percent of Segment Sales	Sales	Percent of Segment Sales

Oncology Systems:
Product	$185.3	84%	$137.5	83%
Service contracts and other	35.5	16%	28.4	17%
Total Oncology Systems	$220.8		$165.9

X-ray Products:
Product	$37.3	100%	$34.0	100%
Service contracts and other	—		—
Total X-ray Products	$37.3		$34.0

Other:
Product	$5.3	60%	$4.5	66%
Service contracts and other	3.6	40%	2.3	34%
Total Other	$8.9		$6.8

Sales (by segment and region)	Three Months Ended

(Dollars in millions)	January 2, 2004		December 27, 2002
	Sales	Percent of Segment Sales	Sales	Percent of Segment Sales

Oncology Systems:
North America	$134.0	61%	$108.7	65%
Europe	62.9	28%	37.6	23%
Asia	19.2	9%	15.3	9%
Rest of the world	4.7	2%	4.3	3%
Total International	86.8	39%	57.2	35%
Total Oncology Systems	$220.8		$165.9

X-ray Products:
North America	$13.7	37%	$15.3	45%
Europe	4.8	13%	4.3	13%
Asia	17.8	48%	13.5	40%
Rest of the world	1.0	2%	0.9	2%
Total International	23.6	63%	18.7	55%
Total X-ray Products	$37.3		$34.0

Other	$8.9		$6.8

Oncology Systems sales:   Total sales for the Oncology Systems business increased 33% to $221 million in the first quarter of fiscal year 2004, compared to $166 million for the same period in fiscal year 2003. Product sales increased 35% to $185 million in the first quarter of fiscal year 2004, compared to $137 million for the same period in fiscal year 2003. The primary reason for this increase was the continued demand for our advanced technology products, including specifically products that enable IMRT treatments and our IMRT-related products.  Clinics continued to move towards and adopt the IMRT treatment process, from a total of approximately 232 clinics offering this treatment technique at the end of the first quarter of fiscal year 2003 to a total of approximately 525 clinics at the end of the first quarter of this fiscal year.  During the quarter, we saw approximately 53 clinics begin treating patients with the IMRT treatment technique.  Contributing to the unusually high increase in product sales in the first quarter of fiscal year 2004 was that we experienced a much higher percentage of customers accepting deliveries of products on schedule despite the holidays and to a lesser degree, we received a greater number of short turn-around orders that were shipped during the quarter.  Service contracts and other sales increased 25% to $36 million in the first quarter of fiscal year 2004, compared to $28 million for the same period in fiscal year 2003.

Total Oncology Systems North American sales for the first quarter of fiscal year 2004 increased by 23% from the same period in fiscal year 2003.  Total international sales for the first quarter of fiscal year 2004 increased by 52% from the same period in fiscal year 2003 due in part to the weakening of the U.S. dollar, that effectively makes our pricing more competitive with our foreign competitors and in a small part to increased sales of our industrial linear accelerator products for cargo screening or nondestructive testing use.

X-ray Products sales:                          Sales for the X-ray Products business increased 9% to $37 million in the first quarter of fiscal year 2004, compared to $34 million for the same period in fiscal year 2003. The increase in sales for the first quarter of fiscal year 2004 compared to the same period in the prior fiscal year was primarily attributable to increased demand by our largest OEM customers for our high power, anode grounded CT scanning tube and increased sales of our flat panel products.

Other sales:                                                                          Combined sales for GTC and our BrachyTherapy operations, were $9 million for the first quarter of fiscal year 2004, compared to $7 million for the same period of fiscal year 2003.  BrachyTherapy product sales were $5 million for the first quarter of fiscal year 2004 compared to $4 million in the same period of fiscal year 2003. Service contracts and other sales for GTC and our BrachyTherapy operations were $4 million for the first quarter of fiscal year 2004 compared to $2 million in the same period of fiscal year 2003.

Gross Profit: We recorded gross profit of $107 million in the first quarter of fiscal year 2004 and $80 million in the first quarter of fiscal year 2003, an increase of 33%. As a percentage of total sales, gross profit was 40% in the first quarter of fiscal year 2004, compared to 39% for the same period of fiscal year 2003.

The increase in gross margin was due principally to increased sales volume in all businesses.  Gross profit as a percentage of Oncology Systems sales increased by one percentage point to 41%, while X-ray Products sales increased by about one-half a percent to 36% for the first quarter of fiscal year 2004.

Research and Development: Research and development expenses increased to $18 million in the first quarter of fiscal year 2004, compared to $12 million in the same period of fiscal year 2003. As a percentage of total sales, research and development increased to 7% for the first quarter of fiscal year 2004 from 6% in the same period of fiscal year 2003. The increase in research and development expenses for the first quarter of fiscal year 2004 occurred in all businesses, but primarily in Oncology Systems. In Oncology Systems, our current development efforts are focused on the development of next generation products and accessories that enable Dynamic Targeting IGRT.  Two of our products that enable Dynamic Targeting IGRT, our 3-D cone beam imaging for our Acuity X-ray imaging device and our Trilogy linear accelerator, received 510(k) clearances from the FDA in the quarter.  We also made good progress in the development of our OnBoard Imaging Tumor Tracking accessory product and on January 28, 2004, we filed an application with the FDA for 510(k) clearance on this product.  In X-ray Products, our development efforts focused on our flat panel image products and our new high-powered CT X-ray tubes for a major OEM customer.

Selling, General and Administrative: Selling, general and administrative expenses increased to $44 million in the first quarter of fiscal year 2004, compared to $36 million in the same period of fiscal year 2003. As a percentage of total sales, selling, general and administrative expenses were 17% for the first quarter of both fiscal years 2004 and 2003. The increase in absolute dollars in selling, general and administrative expenses in the first quarter of fiscal year 2004 was attributable primarily to the increase in business activity and personnel in Oncology Systems, increased expenses related to the operations of Zmed, Inc., and increased international expenses due to the weakening of the U.S. dollar.

Interest Income, Net: Net interest income decreased to $433,000 for the first quarter of fiscal year 2004, compared to $575,000 in the same period of fiscal year 2003.  The decline can be attributed to a decrease in interest rates.

Taxes on Earnings: Our estimated effective tax rate for the first quarter of fiscal year 2004 was 35%, compared to 35.5% for the same period of fiscal year 2003. The decline is primarily due to a shift in income to lower tax jurisdictions, and foreign exchange translation gains, which lowered our effective rate on foreign earnings. In general, our effective income tax rate differs from the statutory rates largely as a function of benefits realized from foreign taxes, tax-exempt interest and the extraterritorial income exclusion.

Earnings Per Diluted Share:  Earnings per diluted share was $0.41 for the first quarter of fiscal year 2004, compared to $0.30 for the first quarter of fiscal year 2003, an increase of 37%. The increase was attributable to the increase in total sales, improvement in gross margins and slower growth in selling and general and administrative expenses.

Net Orders and Backlog

Total net orders by segment	Three Months Ended

(Dollars in millions)	January 2, 2004		December 27, 2002
	Net Orders	Percent of Total Net Orders	Net Orders	Percent of Total Net Orders

Oncology Systems	$255.1	83%	$213.9	85%
X-ray Products	44.1	14%	31.7	13%
Other	9.1	3%	5.5	2%
Total Orders	$308.3		$251.1

Total net orders by region	Three Months Ended

(Dollars in millions)	January 2, 2004		December 27, 2002
	Net orders	Percent of Total Net Orders	Net Orders	Percent of Total Net Orders

North America	$164.3	53%	$146.4	59%
Europe	86.8	28%	63.8	25%
Asia	45.9	15%	34.8	14%
Rest of the world	11.3	4%	6.1	2%
Total International	144.0	47%	104.7	41%
Total Orders	$308.3		$251.1

Our net orders of $308 million in the first quarter of fiscal year 2004 were 23% higher than our net orders of $251 million in the first quarter of fiscal year 2003. The increase in net orders in the first quarter of fiscal year 2004 was primarily due to the increase in Oncology Systems net orders, which increased by 19% compared to the first quarter of fiscal year 2003. International Oncology Systems net orders increased by 44% due in part to the continuing weakness of the U.S. dollar against foreign currencies, while North American Oncology Systems net orders increased by 5% compared to the first quarter of fiscal year 2003.  For the trailing twelve months, Oncology Systems’ net orders increased by 17%, including a 15% gain in North America and a 22 percent gain in international markets over the comparable prior period.  This is slightly above though consistent with our long-term growth expectations of 10% to 15% for the Oncology Systems business.  X-ray Products net orders increased by 39% in the first quarter of fiscal year 2004 compared to the same period in fiscal year 2003 due to a long-term commitment for our flat panel systems and higher demand for our high power, anode grounded CT scanning tube.  Despite the increase in net orders, we continue to believe that our long-term expectations for X-ray growth will be in the 0% to 5% range.  Net orders in the Other segment increased to $9 million in the first quarter of fiscal year 2004, compared to $5 million for the same period in fiscal year 2003. At January 2, 2004, we had a backlog of $850 million, an increase of 14% compared to same period of fiscal year 2003.

Net orders (by segment and region)	Three Months Ended

(Dollars in millions)	January 2, 2004		December 27, 2002
	Net Orders	Percent of Segment Net Orders	Net Orders	Percent of Segment Net Orders

Oncology Systems:
North America	$145.2	56%	$137.7	65%
Europe	78.9	31%	55.5	26%
Asia	22.0	9%	15.5	7%
Rest of the world	9.0	4%	5.2	2%
Total International	109.9	44%	76.2	35%
Total Oncology Systems	$255.1		$213.9

X-ray Products:
North America	$13.4	30%	$5.2	17%
Europe	6.0	14%	6.4	20%
Asia	23.7	54%	19.4	61%
Rest of the world	1.0	2%	0.7	2%
Total International	30.7	70%	26.5	83%
Total X-ray Products	$44.1		$31.7

Other	$9.1		$5.5

Fiscal Year 2004 Outlook

Total Sales:  Due to the higher than expected growth during the first quarter of fiscal year 2004, we believe that sales for the total company for the second quarter of fiscal year 2004 and full fiscal year will increase by a percentage in the mid-teens over their respective fiscal year 2003 totals.

Oncology Systems Sales:  We believe that the annual sales growth rate for fiscal year 2004 will increase by a percentage in the high-teens over the fiscal year 2003 total.

 X-ray Products Sales:  We expect sales to grow by a percentage in the mid-single digits for fiscal year 2004 compared to fiscal year 2003 despite the strong first quarter of fiscal year 2004.  We expect sales during the second quarter of fiscal year 2004 to be slightly higher than sales for the first quarter of fiscal year 2004 but approximately 10% less when compared with an unusually strong second quarter of fiscal year 2003.

Gross Margin:  For fiscal year 2004, we expect to increase total company gross margin to 41% primarily through higher volume.

Operating Expense:  For fiscal year 2004, we expect to reduce total company operating expenses as a percent of sales by half a percentage point from fiscal year 2003.

Operating Margin:  For fiscal year 2004, we believe that total company operating margin will be approximately 20%.

Taxes on Earnings:  We expect to maintain an estimated 35% effective tax rate for fiscal year 2004. Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax earnings, investment in tax-exempt securities and the effectiveness of our tax planning strategies.

Earnings Per Diluted Share:  We anticipate that earnings per diluted share for the second quarter of fiscal year 2004 and the full fiscal year will increase by about 20% over their respective fiscal year 2003 amounts, assuming anticipated sales volume and product and geographic mix.

The foregoing are forward-looking statements and projections that are subject to the factors, risks and uncertainties set forth or referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Business” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2003. Actual results and the outcome or timing of certain events may differ significantly.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, acquire businesses and fund continuing operations. Our sources of cash include earnings, net interest income and borrowings under long-term loans. Our cash usage is actively managed on a daily basis to ensure the maintenance of sufficient funds to meet our needs.

At January 2, 2004, we had $58.5 million of long-term loans. Interest rates on the outstanding long-term loans on this date ranged from 6.70% to 7.15%, with a weighted average interest rate of 6.82%. The long-term loans currently contain covenants that limit future borrowings and cash dividend payments. The covenants also require us to maintain specified levels of working capital and operating results. At January 2, 2004, we were in compliance with all such loan covenants.

At January 2, 2004, we had $396 million in cash, cash equivalents and marketable securities (approximately 19% of which was held abroad and could be subject to additional taxation if repatriated to the U.S.) compared to $407 million at September 26, 2003.

Our primary cash inflows and outflows for the first quarters of fiscal year 2004 and 2003 were as follows:

•                  We generated net cash from operating activities of $57 million during the first quarter of fiscal year 2004, compared to $41 million in the same period of fiscal year 2003. Increases in net earnings of $8 million, tax benefit from employee stock options of $4 million and reduction in working capital and non-cash items, net, of $4 million contributed to the increase in the first quarter of fiscal year 2004.

•                  Investing activities used $32 million of net cash in the first quarter of fiscal year 2004 compared to $21 million in the quarter of fiscal year 2003. Net cash used for the purchase of Zmed, Inc. was $35 million, which was offset by $11 million of maturities of marketable securities.

•                  Financing activities used net cash of $22 million in the first quarter of fiscal year 2004 compared to net cash used of $13 million in the same period of fiscal year 2003. During the first quarter of fiscal year 2004, we used $35 million for the purchase of common stock and received $13 million in proceeds from employee stock option exercises compared to using $19 million for the purchase of common stock and receiving $7 million in proceeds from employee stock option exercises and during the first quarter of fiscal year 2003.

Total debt as a percentage of total capital was 9.2% at January 2, 2004 compared to 9.4% at September 26, 2003. The ratio of current assets to current liabilities decreased to 1.96 to 1 as of January 2, 2004 compared to 1.97 to 1 as of September 26, 2003.

The following summarizes certain of our contractual obligations as of January 2, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Contractual Obligations:
Long-Term Debt	$58.5	$—	$7.8	$16.5	$34.2
Operating Leases	27.3	7.1	13.8	3.9	2.5
Total	$85.8	$7.1	$21.6	$20.4	$36.7

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

Stock Repurchase Program

On February 14, 2003, our Board of Directors authorized a repurchase of up to two million shares of our common stock through the end of February 2004. On November 12, 2003, our Board of Directors authorized an additional repurchase of up to three million shares of our common stock through the end of August 2005. During the three months ended January 2, 2004, we paid $35 million to repurchase 518,000 shares of common stock. All shares that have been repurchased have been retired. As of January 2, 2004, we could still purchase up to 3,000,000 shares.

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

In addition, we may incur significant costs to comply with future changes in existing environmental laws and regulations or new laws and regulations.  For example, several countries are proposing to require manufacturers to take back, recycle and dispose of products at the end of the equipment’s useful life. The European Union, or EU, has adopted a directive that when implemented will require medical equipment manufacturers to bear some or all of the cost of product disposal at the end of the products’ useful life, thus creating increased costs for our operations.  The EU has also adopted a directive that may require the adoption of restrictions on the use of some hazardous substances in certain of our products sold in the EU.  This directive could create increased costs for our operations.

From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. Under various laws (such as the federal “Superfund” law) and under our obligations concerning operations before the spin-offs, we are overseeing environmental cleanup projects from our pre-spun-off operations and as applicable reimbursing third parties (such as the U.S. Environmental Protection Agency or other responsible parties) for cleanup activities. Under the terms of the agreement governing the spin-offs, Varian, Inc., or VI, and Varian Semiconductor Equipment Associates, Inc., or VSEA, are each obligated to indemnify us for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by us). The cleanup projects we are overseeing are being conducted under the direction of or in consultation with relevant regulatory agencies. We estimate these cleanup projects will take up to 30 years to complete. As described below, we have accrued a total of $17.9 million as of January 2, 2004 to cover our liabilities for these cleanup projects:

•                  Our estimate of future costs for certain cleanup activities ranges from $4.9 million to $13.7 million. For these estimates, we have not discounted the costs to present dollars because of the uncertainties that make it difficult to develop a best estimate and have accrued $4.9 million, which is the amount at the low end of the range.

•                  For eight cleanup projects, we have sufficient knowledge to develop better estimates of our future costs. While our estimate of future costs to complete these cleanup projects, including third party claims, ranges from $16.2 million to $34.0 million, our best estimate within that range is $20.1 million. For these projects, we have accrued $13.0 million, which is our best estimate of the $20.1 million discounted to present dollars at 4%, net of inflation.

When we developed the estimates above, we considered the financial strength of other potentially responsible parties. These amounts are, however, only estimates and may be revised in the future as we get more information on these projects. We may also spend more or less than these estimates. Based on current information, we believe that our reserves are adequate. At this time, management believes that it is remote that any single environmental event would have a materially adverse impact on our financial statements in any single fiscal year. We spent $0. All legal actions taken must be approved by the Company’s legal department.8 million and $0.6 million (net of amounts borne by VI and VSEA) during the three months ended January 2, 2004 and December 27, 2002, respectively.

We have received cash payments in the form of settlements and judgments from various insurance companies and other third parties from time to time. In addition, we have an agreement with an insurance company to pay a portion of our past and future expenditures. As a result of this agreement, we have a $3.8 million receivable included in “Other current assets” and “Other non-current assets” as of January 2, 2004. We believe that this receivable is collectible because it is based on a binding, written settlement agreement with a financially viable insurance company.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46, was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the Consolidated Financial Statements of the entity that is the primary beneficiary. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.  However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements entered into prior to February 1, 2003.  We adopted FIN 46, as required, with no material impact to our consolidated financial position or results of operations.

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

We have significant international transactions in foreign currencies and address related financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and adhere to a policy of hedging firmly committed sales orders. These firmly committed foreign currency sales orders are hedged with forward exchange contracts. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating currency exchange rates. We do not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts generally range from one to twelve months in original maturity. As of January 2, 2004, we did not have any forward exchange contract with an original maturity greater than twelve months, but we may hedge beyond twelve month in the future. We also hedge the balance sheet exposures from our various foreign subsidiaries and business units having U.S. dollar functional currencies.  We enter into these monthly foreign exchange forward contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

The notional value of sold forward exchange contracts outstanding as of January 2, 2004 totaled $255 million. The notional value of purchased forward exchange contracts outstanding as of January 2, 2004 totaled $22 million. The notional amounts of forward exchange contracts are not a measure of our exposure.  An adverse move in currency exchange rates would decrease the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would increase in a similar manner.

Interest Rate Risk

Our market risk exposure to changes in interest rates is dependent primarily on the investments in our investment portfolio. Currently, our investment portfolio consists of highly liquid instruments in short-term marketable securities, as well as a portion in long-term marketable securities.  In the unlikely event that interest rates were to decrease substantially, we might reinvest a substantial portion of our investment portfolio at lower interest rates. To date, we have not used derivative financial instruments to hedge the interest rate in our investment portfolio or long-term debt, but may consider the use of derivative instruments in the future.

The principal amount of cash, cash equivalents and marketable securities at January 2, 2004 totaled $396 million with a weighted average interest rate of 1.54%. The majority of our investments were in tax advantaged government bonds with an estimated average tax equivalent yield of 2.09%. Our investment portfolio of municipal bonds and corporate debt securities is classified as held-to-maturity, and any gains or losses relating to changes in interest rates would occur in the unlikely event of liquidation of all or part of the investment portfolio. Our long-term debt of $58.5 million at January 2, 2004 carried a weighted average fixed interest rate of 6.82% with principal payments due in various installments over a ten-year period, beginning in 2005.

The estimated fair value of our cash and cash equivalents and marketable securities approximated the principal amounts of these financial instruments.

Although payments under some of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Item 4.   Controls and Procedures

(a)

Disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in internal controls over financial reporting. There were no changes that occurred during the first fiscal quarter of fiscal year 2004 that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

We are subject to various legal proceedings and claims that are discussed in the Note 12 to the Condensed Consolidated Financial Statements. We are also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business.  While we can provide no assurances as to the ultimate outcome of any litigation, management does not believe any pending legal proceeding will result in a judgment or settlement that would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.  Changes in Securities and Use of Proceeds.

The following table provides information as of January 1, 2004 with respect to the shares common stock repurchased by the Company during the first quarter of fiscal year 2004.

	A	B	C	D
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

September 27, 2003 to October 24, 2003	—	—	—	518,000

October 25, 2003 to November 21, 2003	280,000	$65.90	280,000	3,238,000

November 22, 2003 to January 2, 2004	238,000	$69.22	238,000	3,000,000

Total	518,000	$67.43	518,000	3,000,000

On February 14, 2003, the Company’s Board of Directors authorized a repurchase of up to two million shares of the Company’s common stock through the end of February 2004.  All two million shares were repurchased under this program.  On November 12, 2003, the Company’s Board of Directors authorized an additional repurchase of up to three million shares of the Company’s common stock through the end of August 2005.  As of January 2, 2004, all three million shares under this program were still available to be repurchased.

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

(b)         The Company filed a Current Report on Form 8-K on October 10, 2003 to report under Item 5. “Other Events and Regulation FD Disclosure” the Company’s issuance of a press release on October 8, 2003 announcing its agreement with Mitsubishi Electric Corp. to form a joint venture.

                        The Company filed a Current Report on Form 8-K on October 14, 2003 to report under Item 5. “Other Events and Regulation FD Disclosure” the Company’s issuance of a press release on October 13, 2003 announcing its agreement to acquire Zmed, Inc.

                        The Company furnished information required to be furnished under Item 12. “Results of Operations and Financial Condition” on Current Report on Form 8-K filed October 21, 2003 reporting issuance of a press release regarding expected results for the fourth quarter of fiscal year 2003.

                        The Company furnished information required to be furnished under Item 12. “Results of Operations and Financial Condition” on Current Report on Form 8-K filed October 28, 2003 reporting issuance of a press release regarding earnings, sales, net orders, backlog and certain other information related to fiscal year 2003 and raised guidance for fiscal year 2004.

                        The Company filed a Current Report on Form 8-K on November 14, 2003 to report under Item 5. “Other Events and Regulation FD Disclosure” the Company’s issuance of a press release on November 12, 2003 announcing that its Board of Directors had authorized the repurchase of another 3,000,000 shares of the Company’s common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                             VARIAN MEDICAL SYSTEMS, INC.

                                                                                                                                                   (Registrant)

Dated February 11, 2004	By:	/s/ Elisha W. Finney
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