Form 10-Q
period 2004-04-02
VARIAN MEDICAL SYSTEMS INC
filed 2004-05-14
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2004

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,391,606 shares of Common Stock, par value $1 per share, outstanding as of May 12, 2004.

www.varian.com

(NYSE: VAR)

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“we” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed below and elsewhere in this Quarterly Report on Form 10-Q, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Business” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2003, and from time to time in our other filings with the Securities and Exchange Commission. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as Intensity Modulated Radiation Therapy, or IMRT, Image Guided Radiotherapy, or IGRT, brachytherapy, software, treatment techniques and advanced X-ray products; growth drivers; orders, sales, backlog or earnings growth; future financial results and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “will,” “would,” “could,” “estimate,” “appear,” “may,” “pending,” “intended,” “assuming” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. Such risks and uncertainties include:

•                  our ability to anticipate and keep pace with changes in the marketplace and technological innovation;

•                  our ability to successfully develop and commercialize new products and new product enhancements;

•                  our ability to gain healthcare market acceptance and demand for our new products and treatments procedures, which may be affected by among other things, the budgeting cycles of hospitals and clinics for equipment purchases which frequently fix budgets one or more years in advance and our ability to provide significant education and training to physicians and healthcare payors on new treatment procedures, benefits of such treatment procedures and the skilled use of our products;

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

•                  the highly competitive nature of the markets in which we compete, and the impact of competition on our pricing, sales, margins and market share, and our ability to maintain or increase operating margins;

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

•                  our use of distributors for a portion of our sales;

•                  our ability to make our products interoperate with one another or compatible with widely used third party products;

•                  the effect fluctuations in our operating results, including the result of changes in accounting policies, may have on the price of our common stock;

•                  the effect of terrorism concerns or the occurrence of disease outbreaks such as Severe Acute Respiratory Syndrome on travel, related business operations and business activity;

•                  the risk of loss or interruption to our operations or increased costs due to natural disasters which may not be adequately covered by insurance, the availability and cost of power and energy supplies, strikes and other events beyond our control; and

•                  the possibility that provisions of our Certificate of Incorporation and stockholder rights plan might discourage a takeover and therefore limit the price of our common stock.

By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

PART I

FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
(Amounts in thousands, except per share amounts)	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003

Sales:
Product	$279,268	$234,440	$507,076	$410,419
Service contracts and other	41,397	31,716	80,554	62,440
Total sales	320,665	266,156	587,630	472,859
Cost of sales:
Product	159,249	137,887	294,183	243,435
Service contracts and other	29,082	22,268	54,592	43,346
Total cost of sales	188,331	160,155	348,775	286,781
Gross profit	132,334	106,001	238,855	186,078
Operating expenses:
Research and development	18,471	14,201	36,075	26,572
Selling, general and administrative	46,989	39,619	91,461	75,309
Total operating expenses	65,460	53,820	127,536	101,881
Operating earnings	66,874	52,181	111,319	84,197
Interest income	1,490	1,792	3,138	3,495
Interest expense	(1,148)	(1,017)	(2,363)	(2,145)
Earnings from operations before taxes	67,216	52,956	112,094	85,547
Taxes on earnings	23,520	18,800	39,230	30,370
Net earnings	$43,696	$34,156	$72,864	$55,177
Net earnings per share:
Basic	$0.64	$0.50	$1.07	$0.81
Diluted	$0.61	$0.48	$1.02	$0.78
Shares used in the calculation of net earnings per share:
Weighted average shares outstanding – Basic	68,285	68,064	68,163	67,980
Weighted average shares outstanding – Diluted	71,651	71,069	71,377	70,993

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par values)	April 2, 2004	September 26, 2003
Assets
Current assets:
Cash and cash equivalents	$226,079	$210,448
Short-term marketable securities	113,305	112,128
Accounts receivable, net	269,209	252,265
Inventories	123,828	116,815
Other current assets	120,994	113,868
Total current assets	853,415	805,524
Property, plant and equipment	243,570	236,077
Accumulated depreciation and amortization	(162,225)	(154,905)
Property, plant and equipment, net	81,345	81,172
Long-term marketable securities	56,258	84,820
Goodwill	111,496	59,979
Other non-current assets	47,330	21,992

Total assets	$1,149,844	$1,053,487
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$49,382	$47,169
Accrued expenses	234,434	240,406
Product warranty	38,496	36,040
Advance payments from customers	108,805	85,801
Total current liabilities	431,117	409,416
Long-term accrued expenses and other	36,397	21,895
Long-term debt	58,500	58,500

Total liabilities	526,014	489,811
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock
Authorized 1,000,000 shares, par value $1 per share, issued and outstanding none	—	—
Common stock
Authorized 99,000,000 shares, par value $1 per share, issued and outstanding 68,460,000 shares at April 2, 2004 and 67,971,000 shares at September 26, 2003	68,460	67,971
Capital in excess of par value	203,988	159,539
Deferred stock compensation	(1,755)	(2,281)
Accumulated other comprehensive loss	(3,416)	(3,416)
Retained earnings	356,553	341,863
Total stockholders’ equity	623,830	563,676

Total liabilities and stockholders’ equity	$1,149,844	$1,053,487

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(Dollars in thousands)	April 2, 2004	March 28, 2003
Cash flow from operating activities:
Net earnings	$72,864	$55,177
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	10,373	9,594
Allowance for doubtful accounts	776	1,811
Loss from sale of assets	120	24
Amortization of intangibles	1,687	424
Amortization of premiums, net	820	567
Amortization of deferred stock-based compensation	526	649
Deferred taxes	2,805	836
Net change in fair value of derivatives and underlying commitments	(2,410)	(3,623)
Other	—	(79)
Changes in assets and liabilities:
Accounts receivable	(3,707)	4,660
Inventories	(4,832)	(2,803)
Other current assets	(1,051)	4,523
Accounts payable	(228)	(2,366)
Accrued expenses	(20,144)	3,753
Product warranty	1,968	1,949
Advance payments from customers	21,355	7,430
Long-term accrued expenses	(2,603)	(1,344)
Tax benefits from employee stock option plans	23,224	13,490
Net cash provided by operating activities	101,543	94,672

Cash flows from investing activities:
Purchase of marketable securities	(20,000)	(49,044)
Maturity of marketable securities	46,565	10,000
Purchase of property, plant and equipment	(9,482)	(7,323)
Proceeds from sale of property, plant and equipment	133	33
Purchase of businesses, net of cash received	(71,744)	—
Increase in cash surrender value of life insurance	(5,346)	(3,988)
Other, net	(366)	53
Net cash used in investing activities	(60,240)	(50,269)

Cash flows from financing activities:
Net repayments on short-term obligations	—	(58)
Proceeds from sale of mandatorily redeemable financial instrument	13,457	—
Proceeds from common stock issued to employees	34,090	19,598
Repurchase of common stock	(70,551)	(42,450)
Net cash used in financing activities	(23,004)	(22,910)

Effects of exchange rate changes on cash	(2,668)	(3,595)

Net increase in cash and cash equivalents	15,631	17,898
Cash and cash equivalents at beginning of period	210,448	160,285
Cash and cash equivalents at end of period	$226,079	$178,183

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Varian Medical Systems, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 26, 2003. In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of April 2, 2004 and September 26, 2003, the results of operations for the three and six months ended April 2, 2004 and March 28, 2003, and cash flows for the six months ended April 2, 2004 and March 28, 2003. The results of operations for the three and six months ended April 2, 2004 are not necessarily indicative of the results to be expected for a full year or for any other period.

NOTE 2 — MARKETABLE SECURITIES

The carrying amounts of marketable securities are as follows:

(Dollars in thousands)	April 2, 2004	September 26, 2003

Municipal bonds	$144,660	$171,824
Corporate debt securities	24,903	25,124
	169,563	196,948
Less: Short-term marketable securities	113,305	112,128
Long-term marketable securities	$56,258	$84,820

Scheduled maturities of held-to-maturity investments are as follows:

(Dollars in thousands)	April 2, 2004

Due within one year	$113,305
Due after one year through three years	56,258
$169,563

NOTE 3 — INVENTORIES

Inventories are valued at the lower of cost or market (realizable value) using last-in, first-out (“LIFO”) cost for Oncology Systems’ U.S. inventories. All other inventories are valued principally at average cost. If the first-in, first-out (“FIFO”) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $16.3 million at April 2, 2004 and $16.0 million at September 26, 2003. The components of inventories are as follows:

(Dollars in thousands)	April 2, 2004	September 26, 2003

Raw materials and parts	$78,872	$81,593
Work-in-process	5,609	5,923
Finished goods	39,347	29,299
Total inventories	$123,828	$116,815

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in other non-current assets on the condensed consolidated balance sheets:

(Dollars in thousands)	April 2, 2004	September 26, 2003

Intangible assets:
Amortized intangible assets:
Technology	$11,490	$890
Customer and supplier relationships	9,320	—
Patents, licenses and trademarks	8,330	7,030
Other intangible assets	5,156	5,599
Accumulated amortization	(10,041)	(9,087)
Net carrying amount	$24,255	$4,432

Amortization expense for those intangible assets still required to be amortized under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, was $1 million and $212,000 for the three months ended April 2, 2004 and March 28, 2003, respectively, and $1.7 million and $424,000 for the six months ended April 2, 2004 and March 28, 2003, respectively. The Company estimates amortization expense on a straight-line basis to be $2.7 million for the remaining six months of fiscal year 2004 and $5.1 million, $5.0 million, $3.8 million, $2.5 million and $5.2 million for fiscal years 2005 through 2008 and thereafter, respectively.

The following table reflects goodwill allocated to the Company’s reportable segments:

(Dollars in thousands)	April 2, 2004	September 26, 2003

Oncology Systems	$98,805	$47,288
X-ray Products	477	477
Other	12,214	12,214
Total	$111,496	$59,979

Increases during the first six months of fiscal year 2004 to the goodwill and intangible assets balances were the result of the Company’s acquisition of Zmed, Inc., OpTx Corporation and Mitsubishi Electric Corporation’s radiotherapy equipment service business in Japan. (See Note 14)

NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has significant international transactions in foreign currencies and addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  The Company sells products throughout the world, often in the currency of the customer’s country, and adheres to a policy of hedging firmly committed sales orders. These firmly committed foreign currency sales orders, excluding the amounts relating to the products made outside of the United States, are hedged with forward exchange contracts. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The forward exchange contracts generally range from one to twelve months in original maturity. At April 2, 2004, the Company did not have any forward exchange contract with an original maturity greater than twelve months.  As international deliveries may extend beyond twelve months, the Company may hedge beyond twelve months in the future.  The Company does not hold derivative instruments for speculative or trading purposes.

The Company accounts for its hedges of foreign currency denominated sales orders (firm commitments) as fair value hedges. For the three months ended April 2, 2004, there were no material

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

gains or losses due to hedge ineffectiveness. At April 2, 2004, the Company had foreign exchange forward contracts to sell and purchase $207.2 million and $1.1 million, respectively, in various foreign currencies. At April 2, 2004, all open forward exchange contracts were deemed effective.

The Company also hedges balance sheet exposures from its various foreign subsidiaries and business units. These hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Accordingly, changes in their fair values are recognized in “selling, general and administrative expenses” in the then-current period.  Changes in the values of these hedging instruments are offset by changes in the values of foreign currency denominated assets and liabilities.  Variations from the forecasted foreign currency assets or liabilities, coupled with a significant currency movement, may result in a material gain or loss as a result of the hedges not effectively offsetting the change in value of the foreign currency asset or liability.  At April 2, 2004, the Company had foreign exchange forward contracts maturing in the third quarter of fiscal year 2004 to sell and purchase $79.5 million and $14.6 million, respectively, to hedge the risks associated with foreign currency denominated assets and liabilities.

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

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003

Numerator – Basic and Diluted:
Net earnings	$43,696	$34,156	$72,864	$55,177

Denominator – Basic:
Average shares outstanding	68,285	68,064	68,163	67,980

Net earnings per share – Basic	$0.64	$0.50	$1.07	$0.81

Denominator – Diluted:
Average shares outstanding	68,285	68,064	68,163	67,980
Dilutive common equivalent shares	3,205	2,878	3,058	2,891
Dilutive restricted performance shares and restricted common stock	161	127	156	122
Average shares outstanding	71,651	71,069	71,377	70,993

Net earnings per share – Diluted	$0.61	$0.48	$1.02	$0.78

Options to purchase 68,962 shares at an average exercise price of $83.12 per share were outstanding on a weighted average basis during the three and six months ended April 2, 2004, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the shares during the period.

Options to purchase 105,395 shares at an average exercise price of $50.06 per share were outstanding on a weighted average basis during the six months ended March 28, 2003, but were not included in the

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the shares during the period.

NOTE 7 — COMPREHENSIVE EARNINGS

Comprehensive earnings for the three and six months ended April 2, 2004 and March 28, 2003 equaled the reported net earnings.  Accumulated other comprehensive loss for all periods presented resulted from a minimum pension liability adjustment, net of taxes.

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

	Sales		Operating Earnings
	Three Months Ended		Three Months Ended
(Dollars in millions)	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003

Oncology Systems	$270	$215	$65	$50
X-ray Products	42	44	8	9
Other	9	7	—	—
Total industry segments	321	266	73	59
Corporate	—	—	(6)	(7)
Total Company	$321	$266	$67	$52

	Sales		Operating Earnings
	Six Months Ended		Six Months Ended
(Dollars in millions)	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003

Oncology Systems	$491	$381	$110	$83
X-ray Products	79	78	15	15
Other	18	14	—	(1)
Total industry segments	588	473	125	97
Corporate	—	—	(14)	(13)
Total Company	$588	$473	$111	$84

NOTE 9 — STOCK REPURCHASE PROGRAM

On February 14, 2003, the Company’s Board of Directors authorized a repurchase of up to 2,000,000 shares of the Company’s common stock through the end of February 2004. On November 12, 2003, the Company’s Board of Directors authorized an additional repurchase of up to 3,000,000 shares of its common stock through the end of August 2005. During the three months ended April 2, 2004, the Company paid $35.6 million to repurchase 424,300 shares of its common stock. During the six months ended April 2, 2004, the Company paid $70.6 million to repurchase 942,300 shares of its common stock. All shares that have been repurchased have been retired. As of April 2, 2004, the Company could still purchase up to 2,575,700 shares.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 10 — EMPLOYEE STOCK OPTIONS AND STOCK PURCHASE PLANS

Option activity under the Omnibus Stock Plan and the 2000 Stock Option Plan (together, the “Employee Stock Option Plans”) is presented below:

	Options	Weighted Average Exercise Price
	(in thousands)

Options outstanding at September 28, 2001	8,854	$17.07
Granted	1,686	$35.95
Terminated or expired	(115)	$17.52
Exercised	(1,624)	$11.71

Options outstanding at September 27, 2002	8,801	$21.67
Granted	1,530	$48.81
Terminated or expired	(66)	$23.39
Exercised	(2,018)	$15.26

Options outstanding at September 26, 2003	8,247	$28.26
Granted	1,565	$65.03
Terminated or expired	(16)	$40.18
Exercised	(1,361)	$22.55

Options outstanding at April 2, 2004	8,435	$35.98

At April 2, 2004, September 26, 2003 and September 27, 2002, options for 5,801,000, 6,112,000 and 6,241,000 shares of common stock, respectively, were exercisable and 2,855,000, 4,407,000 and 5,913,000 shares, respectively, were available for future grants under the Employee Stock Option Plans.

The following tables summarize information concerning options outstanding and exercisable under the Employee Stock Option Plans at April 2, 2004:

	Options Outstanding
Range of Exercise Prices	Number Outstanding (in thousands)	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$ 7.76 – $ 9.08	110	4.9	$8.80
$ 9.16	1,286	5.0	$9.16
$ 9.25 – $12.70	198	3.9	$11.05
$13.32 – $16.00	89	3.6	$13.38
$20.53 – $27.78	76	6.4	$22.49
$27.91	2,237	6.6	$27.91
$29.45 – $42.53	1,446	7.5	$35.82
$42.99 – $58.37	1,432	8.6	$48.82
$64.19 – $83.15	1,561	9.6	$65.03
Total	8,435	7.3	$35.98

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

	Options Exercisable
Range of Exercise Prices	Number Exercisable (in thousands)	Weighted Average Exercise Price

$ 7.76 – $ 9.08	110	$8.80
$ 9.16	1,286	$9.16
$ 9.25 – $12.70	198	$11.05
$ 13.32 – $16.00	89	$13.38
$ 20.53 – $27.78	76	$22.49
$ 27.91	2,237	$27.91
$ 29.45 – $42.53	1,092	$35.80
$ 42.99 – $58.37	646	$48.88
$ 64.19 – $83.15	67	$83.12
Total	5,801	$26.98

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

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share amounts)	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003

Net earnings, as reported	$43,696	$34,156	$72,864	$55,177
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	171	246	342	419
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(6,266)	(6,809)	(10,762)	(10,964)
Pro forma net earnings	$37,601	$27,593	$62,444	$44,632

Net earnings per share — Basic:
As reported	$0.64	$0.50	$1.07	$0.81
Pro forma	$0.55	$0.41	$0.92	$0.66

Net earnings per share — Diluted:
As reported	$0.61	$0.48	$1.02	$0.78
Pro forma	$0.52	$0.39	$0.87	$0.63

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plans
	Three Months Ended		Six Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003

Expected dividend yield	—	—	—	—
Risk-free interest rate	2.7%	3.3%	3.0%	3.1%
Expected volatility	33.1%	36.1%	34.1%	36.9%
Expected life (in years):
Employees	4	4	4	4
Officers	4	7	4	7

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003

Expected dividend yield	—	—	—	—
Risk-free interest rate	1.0%	1.2%	1.0%	1.2%
Expected volatility	15.0%	36.1%	15.0%	36.1%
Expected life (in years):
Employees	.50	.50	.50	.50
Officers	.50	.50	.50	.50

The weighted average estimated fair values of employee stock options granted during the three months ended April 2, 2004 and March 28, 2003 were $24.19 and $21.48 per share, respectively. The weighted average estimated fair values of employee stock options granted during the six months ended April 2, 2004 and March 28, 2003 were $20.31 and $18.68 per share, respectively.  The weighted average estimated fair values of the shares issued from the Employee Stock Purchase Plan during the three and six months ended April 2, 2004 and March 28, 2003 were $15.95 and $13.59, respectively.

NOTE 11 – RETIREMENT PLANS

The Company’s net pension and post-retirement benefit costs were composed of the following:

	Defined Benefit Plans
	Three Months Ended		Six Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003

Service cost	$711	$561	$1,422	$1,122
Interest cost	609	611	1,217	1,222
Expected return on assets	(529)	(547)	(1,058)	(1,094)
Net amortization and deferral:
Transition amount	(3)	(3)	(6)	(6)
Prior service cost	31	30	62	60
Recognized actuarial loss	192	163	383	327
Net pension benefit cost	$1,011	$815	$2,020	$1,631

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

	Post-Retirement Benefit Plans
	Three Months Ended		Six Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003

Service cost	$—	$—	$—	$—
Interest cost	121	114	243	229
Expected return on assets	—	—	—	—
Net amortization and deferral:
Transition amount	123	123	247	247
Prior service cost	—	—	—	—
Recognized actuarial (gain)/loss	57	(1)	115	(2)
Net pension benefit cost	$301	$236	$605	$474

The Company made contributions to the defined benefit plans of $2.5 million during the six month period ended April 2, 2003, and expects total contributions for fiscal year 2004 to be $3.9 million.

The Company made contributions to the post-retirement benefit plans of $324,000 during the six month period ended April 2, 2003 and expects total contributions for fiscal year 2004 to be $672,000.

NOTE 12 — PRODUCT WARRANTY

The Company warrants its products for a specific period of time, generally twelve months, against material defects.  The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized.  The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts that fail while still under warranty.  The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends. The following table reflects the change in the Company’s warranty accrual during the six months ended April 2, 2004:

(Dollars in thousands)
Warranty accrual, September 26, 2003	$36,040
Charged to cost of sales	19,460
Actual warranty expenditures	(17,004)
Warranty accrual, April 2, 2004	$38,496

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Commitments

On December 19, 2003, the Company signed an agreement to form a three-year joint venture in Japan with Mitsubishi Electric Corp. (“Mitsubishi”). Under that agreement, the joint venture will sell the Company’s full line of radiotherapy products and, for the first two years of the joint venture, Mitsubishi’s medical linear accelerators.  This joint venture will also service and support all of these products.  The Company is accounting for this transaction as an acquisition. On February 2, 2004, the Company’s Japanese subsidiary, which contains the Company’s radiotherapy equipment and service business in Japan, purchased Mitsubishi’s radiotherapy equipment service business in Japan for $2.0 billion Japanese yen, or US$19.1 million, plus a contingent payment to be made to the end of the three-year joint venture period based upon operating results.

Mitsubishi, in turn, purchased 35% of the Company’s Japanese subsidiary for 1.4 billion Japanese yen, or US$13.5 million, to form the joint venture. The Company is required to repurchase Mitsubishi’s 35% interest in the Japanese subsidiary at the end of the three-year joint venture period at the original

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

purchase price.  The Company has accounted for Mitsubishi’s 35% interest as a mandatorily redeemable financial instrument and is included in Long-term accrued expenses and other.

Contingencies

The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at nine sites where the Company, as Varian Associates, Inc., is alleged to have shipped manufacturing waste for recycling or disposal. In addition, the Company is overseeing environmental cleanup projects and, as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain currently owned and previously owned facilities (including facilities disposed of in connection with the Company’s sale of its electron devices business during 1995 and the sale of its thin film systems business during 1997). Varian, Inc. (“VI”) and Varian Semiconductor Equipment Associates, Inc. (“VSEA”), which were spun-off by the Company in 1999, are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $0.3 million and $0.4 million (net of amounts borne by VI and VSEA) for the three months ended April 2, 2004 and March 28, 2003, respectively, on environmental investigation, cleanup and third party claim costs. The Company spent $1.1 million and $1.0 million (net of amounts borne by VI and VSEA) for the six months ended April 2, 2004 and March 28, 2003, respectively, on environmental investigation, cleanup and third party claim costs.

For a number of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities (including clean up costs, reimbursements to third parties, project management costs and legal costs) if undertaken. As of April 2, 2004, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects for these sites ranged in the aggregate from $4.8 million to $13.6 million. The time frame over which the Company expects to complete the cleanup projects varies with each site, ranging up to approximately 30 years as of April 2, 2004. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $4.8 million as of April 2, 2004. The amount accrued has not been discounted to present value due to uncertainties that make it difficult to develop a best estimate of future costs.

As to other sites and facilities, the Company has gained sufficient knowledge, based upon formal cleanup plans for these sites that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the site, to better estimate the scope and costs of future cleanup activities. As of April 2, 2004, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects, including reimbursements to third party’s claims, for these sites and facilities ranged in the aggregate from $15.9 million to $33.7 million. The time frame over which these cleanup projects are expected to be complete varies with each site and facility, ranging up to approximately 30 years as of April 2, 2004. As to each of these sites and facilities, management has determined that a particular amount within the range of estimated costs is a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs are reliably determinable. The best estimate within the range was $19.8 million at April 2, 2004. The Company accordingly accrued $12.9 million, which represents its best estimate of the future costs of $19.8 million discounted at 4%, net of inflation. This accrual is in addition to the $4.8 million described in the preceding paragraph.

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

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company received certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company’s past and future environmental-related expenditures, and the Company therefore has a $3.2 million receivable included in “other non-current assets” at April 2, 2004.  The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has paid the claims made to date.

The Company was a party to three related federal actions involving claims by independent service organizations (“ISOS”) that the Company’s policies and business practices relating to replacement parts violate the antitrust laws. These actions have been dismissed with prejudice in a settlement by the parties with mutual releases and no monetary consideration paid.

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

NOTE 14 — PURCHASE BUSINESS COMBINATIONS

On October 24, 2003, the Company acquired Zmed, Inc., a privately held supplier of radiation oncology software and accessories for ultrasound-based, image-guided radiotherapy (“IGRT”), stereotactic radiation treatment planning and image management, for approximately $35.3 million in cash. The condensed consolidated financial statements include the operating results of Zmed, Inc. from the date of acquisition.  Pro forma results of operations have not been presented, because the effect of the acquisition was not significant.  In connection with this acquisition, $27.3 million was allocated to goodwill, $9.9 million was allocated to identifiable intangible assets and ($1.9) million, net, was allocated to assets and liabilities.

On February 2, 2004, the Company’s Japanese subsidiary acquired Mitsubishi’s radiotherapy equipment service business in Japan (see discussion in Note 13).  The condensed consolidated financial statements include the operating results of Mitsubishi’s radiotherapy equipment and service business in Japan from the date of acquisition.  Pro forma results of operations have not been presented, because the effect of the acquisition was not significant.  In connection with this acquisition,

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

$11.8 million was allocated to goodwill, $4.6 million was allocated to identifiable intangible assets and $2.7 million, net, was allocated to assets and liabilities.

On March 29, 2004, the Company acquired OpTx Corporation, a privately held supplier of software for medical oncology practices in cancer clinics, for approximately $17.9 million in cash.  The condensed consolidated financial statements include the operating results of OpTx Corporation from the date of acquisition.  Pro forma results of operations have not been presented because the effect of the acquisition was not significant.  In connection with this acquisition, $12.5 million was allocated to goodwill, $7.0 million was allocated to identifiable intangible assets and ($1.6) million, net, was allocated to assets and liabilities.

NOTE 15 — RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the Consolidated Financial Statements of the entity that is the primary beneficiary. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements entered into prior to February 1, 2003.  The Company adopted FIN 46, as required, with no impact to its consolidated financial position or results of operations.

In December 2003, the FASB issued a revision to SFAS 132 (“revision”), Employers’ Disclosures about Pensions and Other Postretirement Benefits.  This revision requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans recognized during interim periods.  These disclosure requirements are effective for the Company’s second quarter and all future quarterly and annual reports.  The Company adopted the interim period disclosure provisions in this report.

On January 12, 2004, the FASB issued a FASB Staff Position (“FSP”) regarding SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.  FAS 106-1, Accounting and Disclosure Requirements Related to Medicare Prescription Drug, Improvement and Modernization Act of 2003, discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) enacted on December 8, 2003.  FSP 106-1 considers the effect of the two new features introduced in the Act in determining the Company’s accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost, which may serve to reduce a company’s postretirement benefit costs.  Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact of the Act on their net periodic costs currently.  The Company has chosen to defer accounting for the benefit until the FASB issues final accounting guidance due to various uncertainties related to this legislation and the appropriate accounting.  The Company’s measures of APBO and net periodic postretirement benefit costs as of and for the quarter ended April 2, 2004 do not reflect the effect of the Act.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of Varian Medical Systems, Inc. and its subsidiaries as of April 2, 2004 and September 26, 2003, and the related condensed consolidated statements of earnings for each of the three- and six-month periods ended April 2, 2004 and March 28, 2003 and the condensed consolidated statements of cash flows for the six-month periods ended April 2, 2004 and March 28, 2003.  These financial statements are the responsibility of the Company’s management.

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
April 27, 2004

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a world leader in the design and production of (i) integrated systems of equipment and software for treating cancer with radiation therapy, and (ii) high-quality, cost-effective X-ray tubes for original equipment manufacturers, or OEMs, replacement X-ray tubes and imaging subsystems. During the second quarter of fiscal year 2004, our overall sales increased by 20%, net earnings increased by 28%, earnings per diluted share increased by 27% and overall net orders increased by 19% compared to the second quarter of fiscal year 2003. During the first six months of fiscal year 2004, our overall sales increased by 24%, net earnings increased by 32%, earnings per diluted share increased by 31% and overall net orders increased by 21% compared to the first six months of fiscal year 2003.  Our backlog stood at $877 million at the end of the second quarter, up 14% from the end of the year-ago quarter.

Oncology Systems.  Our largest business, Oncology Systems, produces and sells an integrated system of products for treating cancer with radiation, including linear accelerators, treatment simulation and verification products, information management and treatment planning software and other sophisticated ancillary products and services.  Our products enable and allow doctors to offer the advanced treatment processes of intensity modulated radiation therapy, or IMRT, and image guided radiation therapy, or IGRT.  We continue to see growth in the number of clinics that are treating patients with IMRT and, in particular, IMRT using Varian products, driven by fundamental market factors which include rising cancer incidence, underserved medical needs outside of the U.S., technology advances that are leading to improvements in patient care, patient demand for more effective treatments facilitated by the internet, the media and educational efforts by hospitals and radiotherapy centers motivated to have the most modern systems to improve clinical outcomes and attract top medical talent.  Our International sales and net orders have been growing at a higher rate than the North American sales and orders, driven by the underserved nature of that market and partially by the favorable currency exchange rates.  Total Oncology Systems sales for the second quarter and first six months of fiscal year 2004 increased for North America by 21% and 22% from the same periods in fiscal year 2003, respectively, and increased for International by 36% and 43% in the same comparative periods.  On a trailing 12-month basis, Oncology Systems net orders grew 18 percent versus the comparable 12-month period a year ago, with North American net orders growing 14 percent and International growing 25 percent.  See Net Orders and Backlog table on page 26.  The demand for our Oncology Systems’ products may also be affected by additional factors such as healthcare reforms, changes in healthcare policies and significant changes to third party reimbursements for radiation oncology services and changes in currency exchange rates that currently make our pricing more competitive with our non-U.S. competitors.

Our efforts to enhance and broaden our technology and product offerings in this business are pursued through internal development, acquisitions and strategic relationships.  During the second quarter of fiscal year 2004, we increased our investment in developing next generation products and accessories for the process of enabling image guided radiation therapy, or IGRT, including receiving United States Food and Drug Administration, or FDA, 510(k) clearance for the on-board imaging system for our Clinac® and Trilogy™ linear accelerators.  Also during the quarter, we completed our previously announced acquisition of certain assets of OpTx Corporation, a privately held supplier of software for medical oncology practices in cancer clinics.  This acquisition allows us to offer an interfaced single software system for managing and coordinating radiation therapy and chemotherapy routinely used in the treatment of cancer.  We also initiated our announced joint venture radiotherapy services with Mitsubishi Electric Corp., or Mitsubishi.  The joint venture will sell our full line of radiotherapy products and, for the first two years of the joint venture, Mitsubishi’s medical linear accelerators and will also service and support all of these products.  We are the majority owner of the venture, and we will acquire Mitsubishi Electric Corp.’s share of the joint venture at the end of the three-year joint venture period.  We are accounting for this transaction as an acquisition.

Our success depends on our ability to anticipate or keep pace with changes in the marketplace and the direction of technological innovation and customer demands, to develop or acquire new generations of products and product enhancements, to gain market acceptance and commercialization of our new products and to effectively integrate acquired businesses and technologies.  Market acceptance and demand for our new products may be constrained by hospital and clinic budgeting cycles, which are usually fixed one or more years in advance, and our ability to provide significant education and training on IGRT and these products to physicians and healthcare payors.

X-Ray Products.  Our other significant business is X-ray Products, which manufactures and sells (i) X-ray tubes for use in a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, special procedures, industrial and mammography and (ii) flat panel imaging products for digital X-ray image capture, which is an alternative to image intensifiers or film.  Our X-ray tubes and flat panel imaging products are sold to major diagnostic equipment manufacturers and we also sell our X-ray tubes directly to end-users for replacement purposes.  The fundamental drivers of this business are the continuing success of key OEMs, that incorporate our X-ray tube products and flat panel imaging devices into diagnostic and imaging systems.

Other.  Through the Ginzton Technology Center, or GTC, we are pursuing other potential new business areas, including next generation digital X-ray imaging technology and technology for cargo screening. In addition, we are pursuing technologies and products that promise to improve disease management by employing targeted energy and molecular agents to enhance the effectiveness and broaden the application of radiation therapy. Our BrachyTherapy operations manufacture and sell advanced brachytherapy products.  Our brachytherapy products are attracting some attention for use in partial breast irradiation, and during the second quarter of fiscal year 2004, we received FDA 510(k) clearance on our new lower-cost, single channel high dose rate, or HDR, afterloader, which is designed specifically to support partial breast irradiation treatment. The operations of GTC and BrachyTherapy are reported as part of the “Other” category of our industry segments, see Note 8 “Industry Segments” of the Notes to the Condensed Consolidated Financial Statements.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2004 is the 53-week period ending October 1, 2004, and fiscal year 2003 was the 52-week period ending September 26, 2003. The fiscal quarters ended April 2, 2004 and March 28, 2003 were both 13-week periods. The six-month period ended April 2, 2004 was 27 weeks long. The six-month periods ended March 28, 2003 was 26 weeks long.

Second Quarter and First Six Months of Fiscal Year 2004 Compared to Second Quarter and First Six Months of Fiscal Year 2003

Total Sales:

	Three Months Ended				Six Months Ended
	April 2, 2004		March 28, 2003		April 2, 2004		March 28, 2003
Sales by segment (Dollars in millions)	Sales	Percent of Total Sales	Sales	Percent of Total Sales	Sales	Percent of Total Sales	Sales	Percent of Total Sales

Oncology Systems	$269.9	84%	$214.5	81%	$490.7	84%	$380.4	80%
X-ray Products	41.7	13%	44.2	17%	79.0	13%	78.2	17%
Other	9.0	3%	7.5	2%	17.9	3%	14.3	3%
Total Sales	$320.6		$266.2		$587.6		$472.9

Sales by revenue classification	Three Months Ended				Six Months Ended
(Dollars in millions)	April 2, 2004		March 28, 2003		April 2, 2004		March 28, 2003
	Sales	Percent of Total Sales	Sales	Percent of Total Sales	Sales	Percent of Total Sales	Sales	Percent of Total Sales

Product	$279.3	87%	$234.5	88%	$507.1	86%	$410.5	87%
Service Contracts and Other	41.3	13%	31.7	12%	80.5	14%	62.4	13%
Total Sales	$320.6		$266.2		$587.6		$472.9

	Three Months Ended				Six Months Ended
	April 2, 2004		March 28, 2003		April 2, 2004		March 28, 2003
Sales by region (Dollars in millions)	Sales	Percent of Total Sales	Sales	Percent of Total Sales	Sales	Percent of Total Sales	Sales	Percent of Total Sales

North America	$193.4	61%	$163.9	61%	$347.0	60%	$292.4	62%
Europe	73.4	23%	52.6	20%	142.9	24%	96.5	20%
Asia	46.3	14%	44.7	17%	83.7	14%	73.6	16%
Rest of world	7.5	2%	5.0	2%	14.0	2%	10.4	2%
Total International	127.2	39%	102.3	39%	240.6	40%	180.5	38%
Total Sales	$320.6		$266.2		$587.6		$472.9

Our total sales of $321 million for the second quarter of fiscal year 2004 were 20% higher than our sales of $266 million for the second quarter of fiscal year 2003. All of our businesses contributed to this increase, except for X-ray products, which declined 5% from the second quarter of fiscal year 2003.  Total sales for the first six months of fiscal year 2004 increased 24% to $588 million, compared to $473 million for the same period of the prior fiscal year.  All of our businesses contributed to this growth in sales during the first six months of fiscal year 2003, and Oncology Systems sales was the primary contributor to the overall sales increase.

	Three Months Ended				Six Months Ended
	April 2, 2004		March 28, 2003		April 2, 2004		March 28, 2003
Sales (by segment and revenue classification) (Dollars in millions)	Sales	Percent of Total Sales	Sales	Percent of Total Sales	Sales	Percent of Total Sales	Sales	Percent of Total Sales

Oncology Systems:
Product	$231.4	86%	$185.0	86%	$416.7	85%	$322.5	85%
Service contracts and other	38.5	14%	29.5	14%	74.0	15%	57.9	15%
Total Oncology Systems	$269.9		$214.5		$490.7		$380.4

X-ray Products:
Product	$41.7	100%	$44.2	100%	$79.0	100%	$78.2	100%
Service contracts and other	—		—		—		—
Total X-ray Products	$41.7		$44.2		$79.0		$78.2

Other:
Product	$6.2	67%	$5.3	71%	$11.4	64%	$9.8	69%
Service contracts and other	2.8	33%	2.2	29%	6.5	36%	4.5	31%
Total Other	$9.0		$7.5		$17.9		$14.3

	Three Months Ended				Six Months Ended
	April 2, 2004		March 28, 2003		April 2, 2004		March 28, 2003
Sales (by segment and region) (Dollars in millions)	Sales	Percent of Total Sales	Sales	Percent of Total Sales	Sales	Percent of Total Sales	Sales	Percent of Total Sales

Oncology Systems:
North America	$174.7	65%	$144.5	67%	$308.7	63%	$253.2	66%
Europe	65.2	24%	45.1	21%	128.1	26%	82.7	22%
Asia	23.8	9%	21.2	10%	43.0	9%	36.5	10%
Rest of the world	6.2	2%	3.7	2%	10.9	2%	8.0	2%
Total International	95.2	35%	70.0	33%	182.0	37%	127.2	34%
Total Oncology Systems	$269.9		$214.5		$490.7		$380.4

X-ray Products:
North America	$12.6	30%	$14.2	32%	$26.3	33%	$29.5	38%
Europe	5.8	14%	5.8	13%	10.6	13%	10.1	13%
Asia	22.3	54%	23.2	53%	40.1	51%	36.7	47%
Rest of the world	1.0	2%	1.0	2%	2.0	3%	1.9	2%
Total International	29.1	70%	30.0	68%	52.7	67%	48.7	62%
Total X-ray Products	$41.7		$44.2		$79.0		$78.2

Other	$9.0		$7.5		$17.9		$14.3

Oncology Systems sales:  Sales for the Oncology Systems business increased 26% to $270 million for the second quarter of fiscal year 2004, compared to $215 million for the same period in fiscal year 2003. Oncology Systems sales increased 29% to $491 million for the first six months of fiscal year 2004, compared to

$380 million for the same period of fiscal year 2003. Product sales increased 25% to $231 million for the second quarter of fiscal year 2004, compared to $185 million for the same period in fiscal year 2003. Product sales increased 29% to $417 million for the first six months of fiscal year 2003, compared to $322 million for the same period in fiscal year 2003. The primary reason for the Oncology System’s sales increase for the second quarter and first six months of fiscal year 2004 was the continued demand for our advanced technology products, including specifically products that enable IMRT treatments.  Clinics continued to adopt the IMRT treatment process, increasing from a total of approximately 292 clinics offering this treatment technique at the end of the second quarter of fiscal year 2003 to a total of approximately 667 clinics at the end of the second quarter of fiscal year 2004.  During the quarter, approximately 142 clinics reported that they began treating patients with this treatment technique.   Service contracts and other sales increased 31% to $39 million for the second quarter of fiscal year 2004, compared to $29 million for the same period in fiscal year 2003.  Service contracts and other sales for the first six months of fiscal year 2003 increased 28% to $74 million, compared to $58 million for the same period of fiscal year 2003.  The increase in service contracts and other sales was due to a combination of factors, including growth in the installed base, the increase in complexity of our products (particularly software products), and the weakening of the U.S. dollar.

Total Oncology Systems North American sales for the second quarter and first six months of fiscal year 2004 increased by 21% and 22% from the second quarter and first six months of fiscal year 2003, respectively, driven primarily by the continued demand for our advanced technology products (see discussion above). Total international sales for the second quarter and first half of fiscal year 2004 increased by 36% and 43% from the second quarter and first six months of fiscal year 2003, respectively, due to the underserved nature of the international market and in part to the weakening of the U.S. dollar, that effectively make our pricing more competitive with our foreign competitors.

X-ray Products sales:         Sales for the X-ray Products business decreased 5% to $42 million for the second quarter of fiscal year 2004, compared to $44 million for the same period of fiscal year 2003. Sales for the X-ray Products business increased by 1% to $79 million in the first six months of fiscal year 2004, compared to $78 million for the same period for fiscal year 2003. The decrease in sales for the second quarter of fiscal year 2004 can be attributed to the reduced purchases in the quarter by our largest OEM customer versus higher purchases by this customer made during the second quarter of fiscal year 2003 when it was replenishing its low inventory levels.  We also had lower sales of our baggage screening tubes compared to the second quarter of fiscal year 2003.  The slight increase in the first six months of fiscal year 2004 compared to the same period in the prior fiscal year was primarily attributable to increased demand by our largest OEM customers for our high power, anode grounded CT scanning tube and increased sales of our flat panel products.

Other sales:                                                                          Combined sales for GTC and our BrachyTherapy operations, were $9 million for the second quarter of fiscal year 2004, compared to $8 million for the same period of fiscal year 2003. Combined sales in our GTC and BrachyTherapy operations were $18 million for the first six months of fiscal year 2004, compared to $14 million for the same period in fiscal year 2003.  BrachyTherapy product sales were $6 million for the second quarter of fiscal year 2004 compared to $5 million in the same period of fiscal year 2003. BrachyTherapy product sales were $11 million for the first six months of fiscal year 2004 compared to $10 million in the same period of fiscal year 2003.  The increase in product sales for the second quarter and first six months of fiscal year 2004 was primarily due to increased sales of our HDR afterloaders in North America.  Service contracts and other sales for GTC and our BrachyTherapy operations were $3 million for the second quarter of fiscal year 2004 compared to $2 million in the same period of fiscal year 2003. Service contracts and other sales for GTC and our BrachyTherapy operations were $6 million for the first six months of fiscal year 2004 compared to $5 million in the same period of fiscal year 2003.

Gross Profit: We recorded gross profit of $132 million for the second quarter of fiscal year 2004 and $106 million for the second quarter of fiscal year 2003, an increase of 25%. We recorded gross profit of $239 million for the first six months of fiscal year 2004 and $186 million for the first six months of fiscal year 2003, an increase of 28%. As a percentage of total sales, gross profit was 41% in the second quarter of fiscal year 2004, compared to 40% for the same period of fiscal year 2003.  As a percentage of total sales, gross profit was 41% for the first six months of fiscal year 2004, compared to 39% for the same period of fiscal year 2003.

Gross profit as a percentage of Oncology Systems sales increased to 42% for the second quarter of fiscal year 2004, compared to 40% for the same period of fiscal year 2003.  For the first six months of fiscal year 2004, gross profit as a percentage of Oncology Systems sales increased to 41% from 40% for the same period of fiscal year 2003.  The increases in gross profit as a percentage of Oncology Systems sales for the second quarter and the first six months of fiscal year 2004 stemmed primarily from increased sales volume.  Gross profit as a percentage of X-ray Products sales declined to 35% for the second quarter of fiscal year 2004, compared to 36% for the same period of fiscal year 2003.  This decline was primarily due to the decline in sales volume.  Gross profit as a percentage of X-ray Products sales remained constant at 36% for the first six months of both fiscal year 2004 and 2003.

Research and Development: Research and development expenses increased to $18 million for the second quarter of fiscal year 2004, compared to $14 million for the same period of fiscal year 2003. Research and development expenses increased to $36 million for the first six months of fiscal year 2004, compared to $27 million for the same period of fiscal year 2003.  As a percentage of total sales, research and development increased to 6% for the second quarter of fiscal year 2004 from 5% for the same period of fiscal year 2003. As a percentage of total sales, research and development was 6% for the first six months of both fiscal year 2004 and 2003. The increase in research and development expenses for the second quarter and first six months of fiscal year 2004 is primarily attributable to Oncology Systems. In Oncology Systems, our current development efforts are focused on the development of next generation products and accessories that enable IGRT.  We received 510(k) clearances from the FDA during the first six months of fiscal year 2004 for three of our products that enable IGRT, our 3-D cone beam imaging for our Acuity X-ray imaging device, our Trilogy™ linear accelerator and our on-board imaging system for our Clinac and Trilogy linear accelerators.  In our BrachyTherapy business, we received 510(k) clearance from the FDA for our new lower-cost, single channel HDR afterloader during the second quarter of fiscal year 2004.  In X-ray Products, our development efforts continue to focus on our flat panel image products and a new high-powered CT X-ray tube.

Selling, General and Administrative: Selling, general and administrative expenses increased to $47 million for the second quarter of fiscal year 2004, compared to $40 million for the same period of fiscal year 2003. Selling, general and administrative expenses increased to $91 million for the first six of fiscal year 2004, compared to $75 million for the same period of fiscal year 2003. As a percentage of total sales, selling, general and administrative expenses were 15% for the second quarter of both fiscal year 2004 and 2003.  As a percentage of total sales, selling, general and administrative expenses were 16% for the first six months of both fiscal year 2004 and 2003. The increase in absolute dollars in selling, general and administrative expenses for the second quarter and first six months of fiscal year 2004 was attributable primarily to the increase in business activity and personnel in Oncology Systems, increased expenses related to the operations of our recent acquisitions, increased international expenses due to the weakening of the U.S. dollar and increased amortization expense related to intangible assets obtained through our recent acquisitions.

Interest Income, Net: Net interest income decreased to $342,000 for the second quarter of fiscal year 2004, compared to $775,000 for the same period of fiscal year 2003. Net interest income decreased to

$775,000 for the first six months of fiscal year 2004, compared to $1.4 million for the same period of fiscal year 2003. The decline for both the second quarter and the first six months of fiscal year 2004 can be attributed to a decrease in interest rates, partially offset by increased levels of cash and marketable securities.

Taxes on Earnings: Our estimated effective tax rate for the second quarter and the first six months of fiscal year 2004 was 35%, respectively, compared to 35.5% for the second quarter and first six months of fiscal year 2003, respectively. The decline is primarily due to a shift in income to lower tax jurisdictions, and foreign exchange translation gains, which lowered our effective rate on foreign earnings. In general, our effective income tax rate differs from the statutory rates largely as a function of benefits realized from foreign taxes, tax-exempt interest and the extraterritorial income exclusion.

Earnings Per Diluted Share:  Earnings per diluted share was $0.61 for the second quarter of fiscal year 2004, compared to $0.48 for the second quarter of fiscal year 2003, an increase of 27%. Earnings per diluted share was $1.02 for the first six month of fiscal year 2004, compared to $0.78 for the first six months of fiscal year 2003, an increase of 31%. The increases for both the second quarter and the first six months of fiscal year of 2004 can be attributed to the increase in total sales, improvement in gross margins and slower growth in selling and general and administrative expenses.

Net Orders and Backlog

	Three Months Ended				Six Months Ended
	April 2, 2004		March 28, 2003		April 2, 2004		March 28, 2003
Total net orders by segment (Dollars in millions)	Net Orders	Percent of Total Net Orders	Net Orders	Percent of Total Net Orders	Net Orders	Percent of Total Net Orders	Net Orders	Percent of Total Net Orders

Oncology Systems	$289.2	83%	$238.6	81%	$544.3	83%	$452.5	83%
X-ray Products	49.7	14%	45.9	16%	93.8	14%	77.6	14%
Other	9.5	3%	9.1	3%	18.6	3%	14.6	3%
Total Orders	$348.4		$293.6		$656.7		$544.7

	Three Months Ended				Six Months Ended
	April 2, 2004		March 28, 2003		April 2, 2004		March 28, 2003
Total net orders by region (Dollars in millions)	Net Orders	Percent of Total Net Orders	Net Orders	Percent of Total Net Orders	Net Orders	Percent of Total Net Orders	Net Orders	Percent of Total Net Orders

North America	$193.3	55%	$178.6	61%	$357.6	54%	$325.0	60%
Europe	97.0	28%	65.7	22%	183.8	28%	129.5	24%
Asia	44.7	13%	43.0	15%	90.6	14%	77.8	14%
Rest of the world	13.4	4%	6.3	2%	24.7	4%	12.4	2%
Total International	155.1	45%	115.0	39%	299.1	46%	219.7	40%
Total Orders	$348.4		$293.6		$656.7		$544.7

Our net orders of $348 million for the second quarter of fiscal year 2004 were 19% higher than our net orders of $294 million for the second quarter of fiscal year 2003. Our net orders of $657 million for the first six months of fiscal year 2004 were 21% higher than our net orders of $545 million in the first six months of fiscal year 2003. The increase in net orders for the second quarter and first six months of fiscal year 2004 was primarily due to the increase in Oncology Systems net orders, which increased by 21% and 20%, respectively, compared to the second quarter and first six months of fiscal year 2003. International Oncology Systems net orders increased during the second quarter and first six months of fiscal year 2004 by 46% and 45%, respectively, while North American Oncology Systems net orders increased during the second quarter and first six months of fiscal year 2004 by 8% and 7%, respectively, compared to the second quarter and first six months of fiscal year 2003.  For the trailing twelve months, Oncology Systems’ net orders increased by 18%, including a 14% increase for North America and a 25% increase for international markets over the comparable prior period.  North America growth rates for the trailing twelve months have decelerated from percentages in the mid-twenties for fiscal years 2001 and 2002 to percentages in the mid-teens starting in fiscal year 2003, consistent with our long-term growth expectations of 10% to 15% for the Oncology Systems business.  Conversely, starting in fiscal year 2003, international orders growth for the trailing twelve months, which had been relatively flat for fiscal year 2001 and 2002, accelerated due to the underserved nature of the international markets and partially due to favorable currency rates.  X-ray Products net orders increased for the second quarter and first six months of fiscal year 2004 by 8% and 21%, respectively, compared to the second quarter and first six months of fiscal year 2003 due to a long-term commitment for our flat panel systems received during the first quarter of fiscal year 2004 and higher demand for our high power, anode grounded CT scanning tube.  Despite the increase in net orders, we continue to believe that our long-term expectations for X-ray Products growth will be in the 0% to 5% range.  Net orders in the Other segment was $9 million in the second quarter of both fiscal years 2004 and 2003. Net orders in the Other segment increased to $19 million for the first six months of fiscal year 2004, compared to $15 million for the same period in fiscal year 2003. At April 2, 2004, we had a backlog of $877 million, an increase of 14% compared to same period of fiscal year 2003.

	Three Months Ended				Six Months Ended
	April 2, 2004		March 28, 2003		April 2, 2004		March 28, 2003
Orders (by segment and region) (Dollars in millions)	Net Orders	Percent of Segment Net Orders	Net Orders	Percent of Segment Net Orders	Net Orders	Percent of Segment Net Orders	Net Orders	Percent of Segment Net Orders

Oncology Systems:
North America	$169.8	59%	$156.7	66%	$315.0	57%	$294.4	65%
Europe	88.1	30%	58.4	24%	167.0	31%	113.9	25%
Asia	19.4	7%	20.3	9%	41.4	8%	35.8	8%
Rest of the world	11.9	4%	3.2	1%	20.9	4%	8.4	2%
Total International	119.4	41%	81.9	34%	229.3	43%	158.1	35%
Total Oncology Systems	$289.2		$238.6		$544.3		$452.5

X-ray Products:
North America	$17.0	34%	$16.6	36%	$30.4	32%	$21.8	28%
Europe	6.7	14%	5.4	12%	12.7	14%	11.8	15%
Asia	25.0	50%	22.4	49%	48.7	52%	41.8	54%
Rest of the world	1.0	2%	1.5	3%	2.0	2%	2.2	3%
Total International	32.7	66%	29.3	64%	63.4	68%	55.8	72%
Total X-ray Products	$49.7		$45.9		$93.8		$77.6

Other	$9.5		$9.1		$18.6		$14.6

Fiscal Year 2004 Outlook

Total Sales:  Due to the continued growth in backlog during the second quarter and first half of fiscal year 2004, we believe that sales for the total company for the third quarter of fiscal year 2004 will increase by nearly 15% and for the full fiscal year will increase by between 17% to 18% over their respective fiscal year 2003 totals.

Oncology Systems Sales:  We believe that the annual sales growth rate for fiscal year 2004 will increase by nearly 20% over the fiscal year 2003 total.

X-ray Products Sales:  We expect sales to grow by a percentage in the low to mid-single digits for fiscal year 2004 compared to fiscal year 2003.

Earnings Per Diluted Share:  We expect that earnings per diluted share for the third quarter of fiscal year 2004 will increase by about 20% and for the full fiscal year will increase by about 23% over their respective fiscal year 2003 amounts, assuming anticipated sales volume and product and geographic mix.

The foregoing are forward-looking statements and projections that are subject to the factors, risks and uncertainties set forth or referred to under “Forward Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Business” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2003. Actual results and the outcome or timing of certain events may differ significantly.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, acquire businesses and fund continuing operations. Our sources of cash include earnings, net interest income, borrowings under long-term loans and stock option exercises and employee stock purchases. Our cash usage is actively managed on a daily basis to ensure the maintenance of sufficient funds to meet our needs.

At April 2, 2004, we had $58.5 million of long-term loans. Interest rates on the outstanding long-term loans on this date ranged from 6.70% to 7.15%, with a weighted average interest rate of 6.82%. The long-term loans currently contain covenants that limit future borrowings and cash dividend payments. The covenants also require us to maintain specified levels of working capital and operating results. At April 2, 2004, we were in compliance with all such loan covenants.

At April 2, 2004, we had $396 million in cash, cash equivalents and marketable securities (approximately 22% of which was held abroad and could be subject to additional taxation if repatriated to the U.S.) compared to $407 million (approximately 15% of which was held abroad) at September 26, 2003.

Our primary cash inflows and outflows for the halves of fiscal year 2004 and 2003 were as follows:

•                  We generated net cash from operating activities of $102 million during the first half of fiscal year 2004, compared to $95 million for the same period of fiscal year 2003. During the first six months of fiscal year 2004, increases in net earnings of $18 million and the tax benefit from employee stock options of $10 million were offset by increases in working capital and non-cash items, net, of $21 million.  The increase in working capital compared to the first six months of fiscal year 2003, included a decrease in accrued expenses, to which a number of items contributed, including a decrease in taxes payable.

•                  Investing activities used $60 million of net cash for the first six months of fiscal year 2004 compared to $50 million for the first six months of fiscal year 2003.  During the first six months of fiscal year 2004,  we used for the purchase of businesses was $72 million, which was offset by net maturities of marketable securities of $27 million.  During the first six months of fiscal year 2003, our net purchases of marketable securities were $39 million.

•                  Financing activities used net cash of $23 million for the first six months of both fiscal year 2004 and 2003. During the first six months of fiscal year 2004, we used $71 million for the purchase of common stock, which was offset by $34 million in proceeds received from employee stock option exercises and proceeds of $13.5 million received from the sale of the 35% interest of our Japanese subsidiary to Mitsubishi, which is accounted for as a mandatorily redeemable financial instrument.  During the first six months of fiscal year 2003 we used $42 million for the purchase of common stock, which was offset by $20 million in proceeds received from employee stock option exercises.

Total debt as a percentage of total capital was 10.4% at April 2, 2004 compared to 9.4% at September 26, 2003. The ratio of current assets to current liabilities was 1.98 to 1 as of April 2, 2004 compared to 1.97 to 1 as of September 26, 2003.

The following summarizes certain of our contractual obligations as of September 26, 2003 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Contractual Obligations:
Long-Term Debt	$58.5	$—	$7.8	$16.5	$34.2
Mandatorily redeemable instrument	13.7	—	—	13.7	—
Operating leases	33.6	9.8	15.6	5.2	3.0
Total	$105.8	$9.8	$23.4	$35.4	$37.2

The changes in the amounts disclosed above from our Annual Report on Form 10K for the fiscal year ended September 26, 2003 are due to lease obligations assumed as part of our recent acquisitions and the mandatorily redeemable financial instrument issued in connection with the Mitsubishi Electric Corp.’s transaction.

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

Stock Repurchase Program

On February 14, 2003, our Board of Directors authorized a repurchase of up to 2,000,000 shares of our common stock through the end of February 2004. On November 12, 2003, our Board of Directors authorized an additional repurchase of up to 3,000,000 shares of our common stock through the end of August 2005. During the three month period ended April 2, 2004, we paid $36 million to repurchase 424,300 shares of common stock. During the six month period ended April 2, 2004, we paid $71 million to repurchase 942,300 shares of common stock. All shares that have been repurchased have been retired. As of April 2, 2004, we could still purchase up to 2,575,700 shares.

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

From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. Under various laws (such as the federal “Superfund” law) and under our obligations concerning operations before the spin-offs by the Company of Varian, Inc., or VI, and Varian Semiconductor Equipment Associates, Inc., or VSEA in 1999, we are overseeing environmental cleanup projects from our pre-spun-off operations and as applicable reimbursing third parties (such as the U.S. Environmental Protection Agency or other responsible parties) for cleanup activities. Under the terms of the agreement governing the spin-offs, VI, and VSEA, are each obligated to indemnify us for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by us). The cleanup projects we are overseeing are being conducted under the direction of or in consultation with relevant regulatory agencies. We estimate these cleanup projects will take up to 30 years to complete. As described below, we have accrued a total of $17.7 million as of April 2, 2004 to cover our liabilities for these cleanup projects:

•                  Our estimate of future costs for certain cleanup activities ranges from $4.8 million to $13.6 million. For these estimates, we have not discounted the costs to present dollars because of the uncertainties that make it difficult to develop a best estimate and have accrued $4.8 million, which is the amount at the low end of the range.

•                  For eight cleanup projects, we have sufficient knowledge to develop better estimates of our future costs.  Formal cleanup plans for these sites have been approved by or completed in accordance with requirements of the state or federal environmental agency with jurisdiction over the site.  While our estimate of future costs to complete these cleanup projects, including third party claims, ranges from $15.9 million to $33.7 million, our best estimate within that range is $19.8 million. For these projects, we have accrued $12.9 million, which is our best estimate of the $19.8 million discounted to present dollars at 4%, net of inflation.

When we developed the estimates above, we considered the financial strength of other potentially responsible parties. These amounts are, however, only estimates and may be revised in the future as we get more information on these projects. We may also spend more or less than these estimates. Based on current information, we believe that our reserves are adequate. At this time, management believes that it is remote that any single environmental event would have a materially adverse impact on our financial statements in any single fiscal year. We spent $0.3 million and $0.4 million (net of amounts borne by VI and VSEA) during the three months ended April 2, 2004 and March 28, 2003, respectively.  We spent $1.1 million and $1.0 million during the first six months of fiscal years 2004 and 2003, respectively.

We have received cash payments in the form of settlements and judgments from various insurance companies and other third parties from time to time. In addition, we have an agreement with an insurance company to pay a portion of our past and future expenditures. As a result of this agreement, we have a $3.2 million receivable included in “Other non-current assets” as of April 2, 2004. We believe that this receivable is collectible because it is based on a binding, written settlement agreement with a financially viable insurance company and the insurance company has paid claims we have made thus far.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46, was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the Consolidated Financial Statements of the entity that is the primary beneficiary. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.  However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements entered into prior to February 1, 2003.  We adopted FIN 46, as required, with no impact to our consolidated financial position or results of operations.

In December 2003, the FASB issued a revision to Statement of Financial Accounting Standards No. 132, or revision, Employers’ Disclosures about Pensions and Other Postretirement Benefits.  This revision requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans recognized during interim periods.  These disclosure requirements are effective for the Company’s second quarter and all future quarterly and annual reports.  We have adopted the interim period disclosure provisions in this report.

On January 12, 2004, the FASB issued a FASB Staff Position, or FSP, regarding Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.  FAS 106-1, Accounting and Disclosure Requirements Related to Medicare Prescription Drug, Improvement and Modernization Act of 2003, discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act, or the Act, enacted on December 8, 2003.  FSP 106-1 considers the effect of the two new features introduced in the Act in determining the Company’s accumulated postretirement benefit obligation, or APBO, and net periodic postretirement benefit cost, which may serve to reduce a company’s postretirement benefit costs.  Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact of the Act on their net periodic costs currently.  The Company has chosen to defer accounting for the benefit until the FASB issues final accounting guidance due to various uncertainties related to this legislation and the appropriate accounting.  The Company’s measures of APBO and net periodic postretirement benefit costs as of and for the quarter ended April 2, 2004 do not reflect the effect of the Act.

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

We have significant international transactions in foreign currencies and address related financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and adhere to a policy of hedging firmly committed sales orders. These firmly committed foreign currency sales orders, excluding the amounts relating to the products made outside of the United States, are hedged with forward exchange contracts. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating currency exchange rates. We do not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts generally range from one to twelve months in original maturity. As of April 2, 2004, we did not have any forward exchange contract with an original maturity greater than twelve months, but we may hedge beyond twelve months in the future. We also hedge the balance sheet exposures from our various foreign subsidiaries and business units having U.S. dollar functional currencies.  We enter into these monthly foreign exchange forward contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

The notional value of sold forward exchange contracts outstanding as of April 2, 2004 totaled $287 million. The notional value of purchased forward exchange contracts outstanding as of April 2, 2004 totaled $16 million. The notional amounts of forward exchange contracts are not a measure of our exposure.  An adverse move in currency exchange rates would decrease the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would increase in a similar manner.

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

The principal amount of cash, cash equivalents and marketable securities at April 2, 2004 totaled $396 million with a weighted average interest rate of 1.45%. The majority of our investments were in tax advantaged government bonds with an estimated average tax equivalent yield of 1.95%. Our investment portfolio of municipal bonds and corporate debt securities is classified as held-to-maturity, and any gains or losses relating to changes in interest rates would occur in the unlikely event of liquidation of all or part of the investment portfolio. Our long-term debt of $58.5 million at April 2, 2004 carried a weighted average fixed interest rate of 6.82% with principal payments due in various installments over a ten-year period, beginning in 2005.

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

(b)         Changes in internal controls over financial reporting. There were no changes that occurred during the second fiscal quarter of fiscal year 2004 that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Company was a party to three related federal actions involving claims by independent service organizations (“ISOS”) that the Company’s policies and business practices relating to replacement parts violate the antitrust laws.   These actions have been dismissed with prejudice in a settlement by the parties with mutual releases and no monetary consideration paid.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by the Company during the second quarter of fiscal year 2004.

	A	B	C	D
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 3, 2004 to January 30, 2004	—	—	—	3,000,000

January 31, 2004 to February 27, 2004	319,300	$83.08	319,300	2,680,700

February 28, 2004 to April 2, 2004	105,000	$86.59	105,000	2,575,700

Total	424,300	$83.95	424,300	2,575,700

On February 14, 2003, the Company announced a repurchase of up to 2,000,000 shares of the Company’s common stock through the end of February 2004.  All 2,000,000 shares were repurchased under this program.  On November 12, 2003, the Company announced an additional repurchase of up to 3,000,000 shares of the Company’s common stock through the end of August 2005.  As of April 2, 2004, 2,575,700 shares under this program were still available to be repurchased.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on February 19, 2004, (the “Stockholder Meeting”) the stockholders of Varian Medical Systems, Inc. voted on the following two proposals and cast their votes as follows:

Proposal 1:  To elect the following for three-year terms expiring at the 2007 Annual Meeting of Stockholders:

Director	Votes For	Withheld	Broker Non-votes (1)
John Seely Brown	59,304,002	2,488,034	N/A
Samuel Hellman	58,286,827	3,505,209	N/A
Terry R. Lautenbach	55,826,085	5,965,951	N/A

(1)      Pursuant to the rules of the New York Stock Exchange, this election of directors constitutes a routine matter.  Therefore, brokers were permitted to vote without receipt of instructions from beneficial owners.

Proposal 2:  To approve the Company’s Management Incentive Plan:

Votes For	Against	Abstain	Broker Non-votes (1)
59,291,396	2,276,505	224,135	N/A

(1)          Pursuant to the rules of the New York Stock Exchange, this proposal constitutes a routine matter.  Therefore, brokers were permitted to vote without receipt of instructions from beneficial owners.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description
15.1	Letter Regarding Unaudited Interim Financial Information.
31.1	Chief Executive Officer Certification Pursuant to Section 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Section 13a-14(a) of the Securities Exchange Act.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         The Company furnished information required to be furnished under Item 12. “Results of Operations and Financial Condition” on Current Report on Form 8-K filed January 28, 2004 reporting issuance of a press release regarding earnings, sales, net orders, backlog and certain other information related to the first quarter of fiscal year 2004.

The Company filed a Current Report on Form 8-K on March 4, 2004 to report under Item 5. “Other Events and Regulation FD Disclosure” the Company’s agreement to acquire the assets of OpTx Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated May 13, 2004	By:	/s/ Elisha W. Finney
Elisha W. Finney
Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
15.1	Letter Regarding Unaudited Interim Financial Information.
31.1	Chief Executive Officer Certification Pursuant to Section 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Section 13a-14(a) of the Securities Exchange Act.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.