Form 10-Q
period 2004-07-02
VARIAN MEDICAL SYSTEMS INC
filed 2004-08-11
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2004

or

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
Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 135,840,898 shares of Common Stock, par value $1 per share, outstanding as of August 6, 2004.

www.varian.com
(NYSE: VAR)

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“we” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed below and elsewhere in this Quarterly Report on Form 10-Q, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Our Business” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2003, and from time to time in our other filings with the Securities and Exchange Commission. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as Intensity Modulated Radiation Therapy, or IMRT, Image Guided Radiotherapy, or IGRT, brachytherapy, software, treatment techniques and advanced X-ray products; growth drivers; orders, sales, backlog or earnings growth; future financial results and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “will,” “would,” “could,” “estimate,” “may,” “pending,” “proposing,” “future,” “probable,” “might,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. Such risks and uncertainties include:

•                  our ability to anticipate and keep pace with changes in the marketplace and technological innovation;

•                  our ability to successfully develop and commercialize new products and new product enhancements;

•                  our ability to gain healthcare market acceptance and demand for our new products and treatment procedures, which may be affected by among other things, the budgeting cycles of hospitals and clinics for equipment purchases which frequently fix budgets one or more years in advance and our ability to provide significant education and training to physicians and healthcare payors on new treatment procedures, benefits of such treatment procedures and the skilled use of our products;

•                  the highly competitive nature of the markets in which we compete, which may be affected by, among other things, purchase decisions made solely on price, which may result if hospitals and clinics cede autonomy in making purchasing decisions to third party group purchasing organizations, since our products are generally sold on a total value to the customer basis and the impact of such competition on our pricing, sales, margins and market share and on our ability to maintain or increase operating margins;

•                  our ability to meet U.S. Food and Drug Administration and other domestic or foreign regulatory requirements or obtain product clearances, which might limit the products we can sell, subject us to fines or other regulatory actions, and/or increase costs;

•                  the possibility of managed care initiatives or other healthcare reforms and/or limitations significantly changing third party reimbursement rates and the resulting pressure on pricing and demand for our products;

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

•                  our ability to attract and retain qualified employees;

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

PART I

FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share amounts)	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Sales:
Product	$256,318	$231,609	$763,394	$642,028
Service contracts and other	46,771	33,855	127,325	96,295
Total sales	303,089	265,464	890,719	738,323

Cost of sales:
Product	144,411	137,981	438,594	381,416
Service contracts and other	27,928	22,376	82,520	65,722
Total cost of sales	172,339	160,357	521,114	447,138

Gross profit	130,750	105,107	369,605	291,185
Operating expenses:
Research and development	17,733	15,891	53,808	42,463
Selling, general and administrative	47,700	41,623	139,161	116,932
Total operating expenses	65,433	57,514	192,969	159,395

Operating earnings	65,317	47,593	176,636	131,790
Interest income	1,324	2,342	4,462	5,837
Interest expense	(1,171)	(1,105)	(3,534)	(3,250)

Earnings from operations before taxes	65,470	48,830	177,564	134,377
Taxes on earnings	22,920	16,660	62,150	47,030

Net earnings	$42,550	$32,170	$115,414	$87,347

Net earnings per share:
Basic	$0.31	$0.24	$0.85	$0.64
Diluted	$0.30	$0.23	$0.81	$0.61

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding – Basic	136,611	136,396	136,381	136,095
Weighted average shares outstanding – Diluted	143,075	142,430	142,827	142,155

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par values)	July 2, 2004	September 26, 2003 (1)
Assets

Current assets:
Cash and cash equivalents	$270,338	$210,448
Short-term marketable securities	83,692	112,128
Accounts receivable, net	255,969	252,265
Inventories	133,395	116,815
Other current assets	118,111	113,868
Total current assets	861,505	805,524

Property, plant and equipment	248,736	236,077
Accumulated depreciation and amortization	(165,893)	(154,905)
Property, plant and equipment, net	82,843	81,172

Long-term marketable securities	60,093	84,820
Goodwill	111,531	59,979
Other non-current assets	45,667	21,992

Total assets	$1,161,639	$1,053,487

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$54,247	$53,231
Accrued expenses	242,105	234,344
Product warranty	38,785	36,040
Advance payments from customers	104,609	85,801
Current maturities of long-term debt	5,250	-
Total current liabilities	444,996	409,416

Long-term accrued expenses and other	35,763	21,895
Long-term debt	53,250	58,500

Total liabilities	534,009	489,811

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock Authorized 1,000,000 shares, par value $1 per share, issued and outstanding none	—	—
Common stock Authorized 189,000,000 shares, par value $1 per share, issued and outstanding 136,212,000 shares at July 2, 2004 and 135,942,000 shares at September 26, 2003	136,212	135,942
Capital in excess of par value	138,034	91,568
Deferred stock compensation	(1,492)	(2,281)
Accumulated other comprehensive loss	(3,416)	(3,416)
Retained earnings	358,292	341,863
Total stockholders’ equity	627,630	563,676

Total liabilities and stockholders’ equity	$1,161,639	$1,053,487

(1)              Amounts as of September 26, 2003 have been derived from audited financial statements as of that date.  (See Reclassification in Note 1)

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(Dollars in thousands)	July 2, 2004	June 27, 2003
Cash flow from operating activities:
Net earnings	$115,414	$87,347
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	15,357	14,469
Allowance for doubtful accounts	777	1,949
Loss (gain) from sale of property, plant and equipment	118	(1)
Amortization of intangibles	3,034	626
Amortization of premiums, net	1,213	964
Amortization of deferred stock-based compensation	789	912
Deferred taxes	2,181	770
Net change in fair value of derivatives and underlying commitments	(129)	(8,961)
Other	310	(79)
Changes in assets and liabilities:
Accounts receivable	7,443	24,964
Inventories	(14,399)	(6,557)
Other current assets	(2,557)	450
Accounts payable	(1,154)	(505)
Accrued expenses	(4,009)	(1,703)
Product warranty	2,346	3,550
Advance payments from customers	17,359	4,996
Long-term accrued expenses	(1,851)	(1,749)
Tax benefits from employee stock option plans	28,181	20,094
Net cash provided by operating activities	170,423	141,536

Cash flows from investing activities:
Purchase of marketable securities	(40,890)	(65,040)
Maturity of marketable securities	92,840	40,000
Purchase of property, plant and equipment	(16,120)	(13,009)
Proceeds from sale of property, plant and equipment	202	87
Purchase of businesses, net of cash received	(71,744)	—
Increase in cash surrender value of life insurance	(5,166)	(5,139)
Other, net	(343)	(346)
Net cash used in investing activities	(41,221)	(43,447)

Cash flows from financing activities:
Net repayments on short-term obligations	—	(58)
Proceeds from sale of mandatorily redeemable financial instrument	13,457	—
Proceeds from common stock issued to employees	39,201	27,359
Repurchase of common stock	(119,631)	(67,870)
Net cash used in financing activities	(66,973)	(40,569)

Effects of exchange rate changes on cash and cash equivalents	(2,339)	(7,009)

Net increase in cash and cash equivalents	59,890	50,511
Cash and cash equivalents at beginning of period	210,448	160,285
Cash and cash equivalents at end of period	$270,338	$210,796

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

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2004 is the 53-week period ending October 1, 2004, and fiscal year 2003 was the 52-week period ended September 26, 2003. The fiscal quarters ended July 2, 2004 and June 27, 2003 were both 13-week periods. The nine-month periods ended July 2, 2004 and June 27, 2003 were 40 and 39 weeks long, respectively.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 26, 2003. In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of July 2, 2004 and September 26, 2003, the results of operations for the three and nine months ended July 2, 2004 and June 27, 2003, and cash flows for the nine months ended July 2, 2004 and June 27, 2003. The results of operations for the three and nine months ended July 2, 2004 are not necessarily indicative of the results to be expected for the full fiscal year or any future periods.

Stock Split

On June 14, 2004, the Company’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. The distribution of the shares was made on July 30, 2004 to stockholders of record as of June 30, 2004. Unless otherwise stated, all references in the financial statements to the number of shares and per share amounts of the Company’s common stock have been retroactively restated to reflect the increased number of shares resulting from the split.

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

Revenue Recognition

The Company’s revenue is derived primarily from hardware and software products sales and contract services of Oncology Systems and X-ray products.  In addition, the Company generates revenues from hardware sales and contract services for its BrachyTherapy products.

Hardware Products

The Company recognizes revenue for hardware products in accordance with Staff Accounting Bulletin No. 101 (“SAB 101”) Revenue Recognition in Financial Statements and SAB 104, Revenue Recognition when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.  For an arrangement with multiple deliverables, the Company recognizes product sales in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables with revenue allocated among the different elements.  The Company requires its customers to provide a down payment (typically 10% of purchase price) prior to transfer of risk of loss of ordered products or prior to performance under service contracts.  These down payments are recorded as Advance payments from customers in the condensed consolidated balance sheets.

For Oncology Systems and BrachyTherapy hardware products and spare parts that do not include installation obligations and X-ray tubes and imaging subsystems products (“X-ray Products”), the Company recognizes revenue upon the transfer of risk of loss, which is either at the time of shipment or delivery, depending upon the shipping terms of the contract, provided that all other criteria under EITF 00-21, SAB 101 and SAB 104 are met.  The Company has no installation obligations for X-ray Products and such spare parts.

For Oncology Systems and BrachyTherapy hardware products with installation obligations, the Company recognizes as revenue a portion of the product purchase price upon transfer of risk of loss and defers revenue recognition on the portion associated with product installation until “acceptance” provided that all other criteria for revenue recognition under EITF 00-21, SAB 101 and SAB 104 are met.  The portion deferred is the greater of the fair market value of the installation services for such products or the amount of payment contractually linked to the “acceptance.”  However, when (a) all of the purchase price for the hardware product is conditioned upon “acceptance,” (b) the hardware product does not have value to the customer on a standalone basis, or (c) there is no objective and reliable evidence of the fair value of the undelivered item, the Company defers all revenue until “acceptance” in accordance with the treatment for “delivered items” under EITF 00-21.

Installation of Oncology Systems and BrachyTherapy hardware products involves the Company’s testing of each product at its factory prior to delivery of such product to ensure that the product meets the Company’s published specifications.  Once these tests establish that the specifications have been met, the product is then disassembled and shipped to the customer’s site as specified in the customer contract.  Risk of loss is transferred to the customer either at the time of shipment or delivery, depending upon the shipping terms of the contract.  At the customer’s site, the product is reassembled, installed and retested in accordance with the Company’s installation procedures to ensure and demonstrate compliance with the Company’s published specifications for such product.

Under the terms of the Company’s hardware sales contract, “acceptance” of a hardware product with installation obligations is deemed to have occurred upon the earliest of (i) completion of product installation and testing in accordance with the Company’s standard installation procedures showing compliance with the Company’s published specifications for that product, (ii) receipt by the Company of an acceptance form executed by the customer acknowledging installation and compliance with the Company’s published specification for that product, (iii) use by the customer of the product for any purpose after its delivery or (iv) six months after the delivery of the product to the customer by the Company.  The contract allows for cancellation only by mutual agreement, thus the customer does not have a unilateral right to return the delivered hardware product.

Software Products

The Company recognizes revenue for software products in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Agreements. The Company recognizes license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivable is reasonably assured, delivery of the product has occurred and the Company has received from the customer an acceptance form acknowledging installation and substantial conformance with the Company’s specifications (as set forth in the user manual) for such product, or upon verification of installation when customer acceptance is not required to be received, provided that all other criteria for revenue recognition under SOP 97-2 have been met.  Revenue earned on software arrangements involving multiple elements is allocated to each element based on vendor-specific objective evidence of the fair value (“VSOE”), which is based on the average price charged when the same element is sold separately.  In instances when evidence of VSOE of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.  Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).

Installation of the Company’s software products involves a certain amount of customer-specific implementation to enable the software product to function within the customer’s operating environment (i.e., with customer’s IT network and other hardware equipment, with the customer’s data interfaces and with the customer’s administrative processes) and substantially in conformance with the Company’s specifications (as set forth in the user manual) for such product.  With the Company’s software products, customers do not have full use of the software (i.e., functionality) until the software is installed as described above and functioning within the customer’s operating environment.  Therefore, the Company recognizes 100% of the software revenue upon receipt from the customer of the Company’s acceptance form acknowledging installation and such substantial conformance, or upon verification of installation when the Company is not required to receive customer acceptance, provided that all other criteria for revenue recognition under SOP 97-2 have been met.

Other

Revenue related to services performed on a time-and-materials basis is recognized when it is earned and billable. Revenue related to service contracts is recognized ratably over the period of the related contract.

Goodwill and Intangible Assets

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Intangible Assets, the Company performs an annual impairment test for goodwill and intangible assts with indefinite lives. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss.

The Company performed its annual SFAS No. 142 goodwill impairment assessment for its three reporting units in the fourth quarter of fiscal year 2003 and determined that there was no impairment. However, the Company could be required to record impairment charges in future periods if indicators of potential impairment exist.

The impairment test for purchased intangible assets with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Intangible assets with finite useful lives are amortized over their useful lives, which range from one to twenty years and are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees and related interpretations, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.  Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price.

The following table illustrates the effect on net earnings and earnings per share if the Company had accounted for the stock-based employee compensation under the fair value method of accounting:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share amounts)	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Net earnings, as reported	$42,550	$32,170	$115,414	$87,347
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	171	173	513	593
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(5,264)	(4,743)	(16,026)	(15,708)
Pro forma net earnings	$37,457	$27,600	$99,901	$72,232

Net earnings per share — Basic:
As reported	$0.31	$0.24	$0.85	$0.64
Pro forma	$0.27	$0.20	$0.73	$0.53

Net earnings per share — Diluted:
As reported	$0.30	$0.23	$0.81	$0.61
Pro forma	$0.26	$0.19	$0.70	$0.51

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plans
	Three Months Ended		Nine Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Expected dividend yield	—	—	—	—
Risk-free interest rate	3.6%	—	3.0%	3.1%
Expected volatility	31.4%	—	34.0%	36.9%
Expected life (in years):
Employees	4	—	4	4
Officers	4	—	4	7

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Expected dividend yield	—	—	—	—
Risk-free interest rate	2.0%	1.0%	1.3%	1.2%
Expected volatility	18.1%	17.0%	15.9%	36.1%
Expected life (in years):
Employees	.50	.50	.50	.50
Officers	.50	.50	.50	.50

The weighted average estimated fair values of employee stock options granted during the three months ended July 2, 2004 were $13.13. No stock options were granted during the three months ended June 27, 2003. The weighted average estimated fair values of employee stock options granted during the nine months ended July 2, 2004 and June 27, 2003 were $10.25 and $9.34 per share, respectively.  No shares were issued from the Employee Stock Purchase Plan during the three months ended July 2, 2004 and June 27, 2003. The weighted average estimated fair values of the shares issued from the Employee Stock Purchase Plan during the nine months ended July 2, 2004 and June 27, 2003 were $7.97 and $6.80, respectively.

Reclassification

Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentation.  These reclassifications have no impact on previously reported net earnings.

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

In December 2003, the FASB issued a revision to SFAS No. 132 (“revision”), Employers’ Disclosures about Pensions and Other Postretirement Benefits.  This revision requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans recognized during interim periods.  These disclosure requirements were effective for the Company’s second quarter and are applicable to all future quarterly and annual reports.  The Company adopted the interim period disclosure provisions in the second quarter of fiscal year 2004.

In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. The recognition and measurement guidance is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company does not believe that this consensus on the recognition and measurement guidance will have an impact on its consolidated financial position or results of operations.

In March 2004, the FASB issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company’s consolidated statement of earnings. The proposed Statement would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption, plus unvested awards at the date of adoption, be expensed over the applicable vesting periods. In addition, the proposed Statement encourages companies to use the “binomial” model to value stock options, which differs from the Black-Scholes option pricing model that the Company currently uses. The recommended effective date of the proposed Statement for public companies is for fiscal years beginning after December 15, 2004. The Company is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

In May 2004, the FASB issued a FASB Staff Position (“FSP”) No. 2 regarding SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.  FSP 106-2, Accounting and Disclosure Requirements Related to Medicare Prescription Drug, Improvement and Modernization Act of 2003, discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) enacted on December 8, 2003.  FSP 106-2 considers the effect of the two new features introduced in the Act in determining the Company’s accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost, which may serve to reduce a company’s postretirement benefit costs.  FSP 106-2 is effective as of the first interim or annual period beginning after June 15, 2004.  The Company does not believe the adoption of FSP 106-2 will have a material impact on its consolidated financial position or results of operations.

NOTE 2 — MARKETABLE SECURITIES

The carrying amounts of marketable securities are as follows:

(Dollars in thousands)	July 2, 2004	September 26, 2003

Municipal bonds	$138,739	$171,824
Corporate debt securities	5,046	25,124
	143,785	196,948
Less: Short-term marketable securities	83,692	112,128
Long-term marketable securities	$60,093	$84,820

Scheduled maturities of held-to-maturity investments are as follows:

(Dollars in thousands)	July 2, 2004

Due within one year	$83,692
Due after one year through three years	60,093
$143,785

NOTE 3 — INVENTORIES

Inventories are valued at the lower of cost or market (realizable value) using last-in, first-out (“LIFO”) cost for Oncology Systems’ U.S. inventories. All other inventories are valued principally at average cost. If the first-in, first-out (“FIFO”) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $16.6 million at July 2, 2004 and $16.0 million at September 26, 2003. The components of inventories are as follows:

(Dollars in thousands)	July 2, 2004	September 26, 2003

Raw materials and parts	$81,537	$81,593
Work-in-process	8,935	5,923
Finished goods	42,923	29,299
Total inventories	$133,395	$116,815

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in other non-current assets on the condensed consolidated balance sheets:

(Dollars in thousands)	July 2, 2004	September 26, 2003

Intangible assets:
Amortized intangible assets:
Technology	$11,490	$890
Customer and supplier relationships	9,320	—
Patents, licenses and trademarks	8,330	7,030
Other intangible assets	5,156	5,599
Accumulated amortization	(11,388)	(9,087)
Net carrying amount	$22,908	$4,432

Amortization expense for those intangible assets still required to be amortized under SFAS No. 142 was $1.3 million and $0.2 million for the three months ended July 2, 2004 and June 27, 2003, respectively, and $3.0 million and $0.6 million for the nine months ended July 2, 2004 and June 27, 2003, respectively.

As of July 2, 2004, the estimated future amortization expense of intangible assets is as follows:

(Dollars in thousands)

Fiscal Years:
2004 (remaining three months)	$1,336
2005	5,078
2006	5,010
2007	3,785
2008	2,428
Thereafter	5,271
$22,908

The following table reflects goodwill allocated to the Company’s reportable segments:

(Dollars in thousands)	July 2, 2004	September 26, 2003

Oncology Systems	$98,840	$47,288
X-ray Products	477	477
Other	12,214	12,214
Total	$111,531	$59,979

Increases during the first nine months of fiscal year 2004 to the goodwill and intangible assets balances were the result of the Company’s acquisition of Zmed, Inc., OpTx Corporation and Mitsubishi Electric Corporation’s radiotherapy equipment service business in Japan. (See Note 14.)

NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has significant international transactions in foreign currencies and addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  The Company sells products throughout the world, often in the currency of the customer’s country, and adheres to a policy of hedging firmly committed sales orders. These firmly committed foreign currency sales orders are hedged with forward exchange contracts. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The forward exchange contracts range from one to twelve months in original maturity. At July 2, 2004, the Company did not have any forward exchange contract with an original maturity greater than twelve months.  As international deliveries may extend beyond twelve months, the Company may hedge beyond twelve months in the future.  The Company does not hold derivative instruments for speculative or trading purposes.

The Company accounts for its hedges of foreign currency denominated sales orders (firm commitments) as fair value hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. For the three months ended July 2, 2004, there were no material gains or losses due to hedge ineffectiveness. At July 2, 2004, the Company had foreign exchange forward contracts to sell and purchase $225.1 million and $0.2 million, respectively, in various foreign currencies. At July 2, 2004, all open forward exchange contracts were deemed effective.

The Company also hedges balance sheet exposures monthly from its various foreign subsidiaries and business units. These monthly hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment under SFAS No. 133.  Accordingly, changes in their fair values are recognized in “selling, general and administrative expenses” in the then-current period.  Changes in the values of these hedging instruments are offset by changes in the values of foreign currency denominated assets and liabilities.  Variations from the forecasted foreign currency assets or liabilities, coupled with a significant currency movement, may result in a material gain or loss if the hedges are not effectively offsetting the change in value of the foreign currency asset or liability.  At July 2, 2004, the Company had foreign exchange forward contracts maturing in the fourth quarter of fiscal year 2004 to sell and purchase $84.6 million and $22.1 million, respectively, to hedge the risks associated with foreign currency denominated assets and liabilities.

NOTE 6 — EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common equivalent shares under the treasury method. Dilutive common equivalent shares consist of stock options, restricted performance shares and restricted common stock. A reconciliation of the numerator and denominator used in the earnings per share calculations is presented as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Numerator – Basic and Diluted:
Net earnings	$42,550	$32,170	$115,414	$87,347

Denominator – Basic:
Average shares outstanding	136,611	136,396	136,381	136,095

Net earnings per share – Basic	$0.31	$0.24	$0.85	$0.64

Denominator – Diluted:
Average shares outstanding	136,611	136,396	136,381	136,095
Dilutive common equivalent shares:
Dilutive stock option shares	6,134	5,762	6,128	5,806
Dilutive restricted performance shares and restricted common stock	330	272	318	254
Average shares outstanding	143,075	142,430	142,827	142,155

Net earnings per share – Diluted	$0.30	$0.23	$0.81	$0.61

During the three and nine months ended July 2, 2004, options to purchase 70,200 and 250,124 shares, respectively, at an average exercise price of $44.65 and $42.13 per share, respectively, were outstanding on a weighted average basis but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the shares during the period.

No stock options were granted during the three months ended June 27, 2003. During the nine months ended June 27, 2003, there were no options outstanding that were excluded from the computation of diluted earnings per share because they were all dilutive in nature.

NOTE 7 — COMPREHENSIVE EARNINGS

Comprehensive earnings for the three and nine months ended July 2, 2004 and June 27, 2003 equaled the reported net earnings.  Accumulated other comprehensive loss for all periods presented resulted from a minimum pension liability adjustment, net of taxes.

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

	Sales		Operating Earnings
	Three Months Ended		Three Months Ended
(Dollars in millions)	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Oncology Systems	$252	$218	$64	$47
X-ray Products	41	37	8	7
Other	10	10	—	—
Total industry segments	303	265	72	54
Corporate	—	—	(6)	(6)
Total Company	$303	$265	$66	$48

	Sales		Operating Earnings
	Nine Months Ended		Nine Months Ended
(Dollars in millions)	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Oncology Systems	$743	$599	$174	$130
X-ray Products	120	115	23	22
Other	28	24	—	(1)
Total industry segments	891	738	197	151
Corporate	—	—	(20)	(19)
Total Company	$891	$738	$177	$132

NOTE 9 — STOCK REPURCHASE PROGRAM

On November 12, 2003, the Company’s Board of Directors authorized a repurchase of up to three million shares (on a pre-July 30, 2004 stock split basis) of the Company’s common stock through the end of August 2005. As of July 2, 2004, the Company could still purchase up to 3,962,200 shares (on a post-July 30, 2004 stock split basis).  During the three months ended July 2, 2004, the Company paid $49.1 million to repurchase 1,189,200 shares (on a post-July 30, 2004 stock split basis) of its common stock.  During the nine months ended July 2, 2004, the Company paid $119.6 million to repurchase 3,073,800 shares (on a post-July 30, 2004 stock split basis) of its common stock.  All shares that have been repurchased have been retired.

NOTE 10 — EMPLOYEE STOCK OPTIONS AND STOCK PURCHASE PLANS

Option activity under the Omnibus Stock Plan and the 2000 Stock Option Plan (together, the “Employee Stock Option Plans”) is presented below:

	Options (in thousands)	Weighted Average Exercise Price

Options outstanding at September 27, 2002	17,602	$10.84
Granted	3,060	$24.41
Terminated or expired	(132)	$11.70
Exercised	(4,036)	$7.63

Options outstanding at September 26, 2003	16,494	$14.13
Granted	3,242	$32.89
Terminated or expired	(40)	$21.59
Exercised	(3,202)	$11.18

Options outstanding at July 2, 2004	16,494	$18.37

At July 2, 2004, September 26, 2003 and September 27, 2002, options for 11,664,000, 12,224,000 and 12,482,000 shares of common stock, respectively, were exercisable and 5,608,000, 8,814,000 and 11,826,000 shares, respectively, were available for future grants under the Employee Stock Option Plans.

The following tables summarize information concerning options outstanding and exercisable under the Employee Stock Option Plans at July 2, 2004:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding (in thousands)	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price

$3.88	–	$4.54	220	4.7	$4.40	220	$4.40
$4.58			2,367	4.7	$4.58	2,367	$4.58
$4.63	–	$6.35	370	3.6	$5.53	370	$5.53
$6.66	–	$8.00	170	3.3	$6.69	170	$6.69
$10.27	–	$13.89	152	5.9	$11.25	152	$11.25
$13.96			4,326	6.3	$13.96	4,326	$13.96
$14.73	–	$21.27	2,832	7.3	$17.91	2,394	$17.90
$21.50	–	$29.19	2,826	8.3	$24.41	1,490	$24.44
$32.10	–	$46.07	3,231	9.3	$32.90	175	$41.54
Total			16,494	7.1	$18.37	11,664	$14.03

NOTE 11 – RETIREMENT PLANS

The Company’s net pension and post-retirement benefit costs were composed of the following:

	Defined Benefit Plans
	Three Months Ended		Nine Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Service cost	$711	$561	$2,133	$1,683
Interest cost	609	611	1,826	1,833
Expected return on assets	(529)	(547)	(1,587)	(1,641)
Net amortization and deferral:
Transition amount	(3)	(3)	(9)	(9)
Prior service cost	31	30	93	90
Recognized actuarial loss	192	163	575	490
Net pension benefit cost	$1,011	$815	$3,031	$2,446

	Post-Retirement Benefit Plans
	Three Months Ended		Nine Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Service cost	$—	$—	$—	$—
Interest cost	121	114	364	343
Expected return on assets	—	—	—	—
Net amortization and deferral:
Transition amount	123	123	370	370
Prior service cost	—	—	—	—
Recognized actuarial (gain)/loss	57	(1)	172	(3)
Net pension benefit cost	$301	$236	$906	$710

The Company made contributions to the defined benefit plans of $6.6 million during the nine months ended July 2, 2004. This amount is greater than the contributions of $3.9 million estimated for fiscal year 2004 as of April 2, 2004 due to a discretionary employer contribution of $3.6 million made to the pension plan in the United Kingdom during the third quarter of fiscal year 2004.  The Company currently expects total contributions for fiscal year 2004 to be approximately $7.5 million.

The Company made contributions to the post-retirement benefit plans of $0.5 million during the nine months ended July 2, 2004 and expects total contributions for fiscal year 2004 to be approximately $0.7 million.

NOTE 12 — PRODUCT WARRANTY

The Company warrants its products for a specific period of time, generally twelve months, against material defects.  The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized.  The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts that fail while still under warranty.  The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends. The following table reflects the change in the Company’s product warranty accrual during the nine months ended July 2, 2004:

(Dollars in thousands)
Product warranty accrual, September 26, 2003	$36,040
Charged to cost of sales	28,062
Actual product warranty expenditures	(25,317)
Product warranty accrual, July 2, 2004	$38,785

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Commitments

Following a decision by Mitsubishi Electric Corp. (“Mitsubishi”) to exit the radiotherapy equipment and service business and its desire to do so in a nondisruptive manner with an established radiotherapy equipment service provider, the Company and Mitsubishi entered into a relationship whereby the Company (i) purchased Mitsubishi’s radiotherapy equipment service business to service Mitsubishi’s existing customers and (ii) formed a three-year joint venture in Japan.  On February 2, 2004, the Company’s Japanese subsidiary (“VMS KK”) purchased Mitsubishi’s radiotherapy equipment service business in Japan and certain other Asian and South American countries for 2.0 billion Japanese yen, or US$19.1 million, plus a contingent “earn out” payment to be made to Mitsubishi at the end of the three-year joint venture period based upon certain operating results.  As a result of this purchase, VMS

KK, which contains the Company’s existing radiotherapy equipment sales and service business, services and supports both the Company’s and Mitsubishi’s radiotherapy equipment products in Japan.

The two parties then formed a three-year joint venture in Japan effective as of February 3, 2004.  The joint venture was accomplished through Mitsubishi’s purchase on February 3, 2004, of a 35% interest in VMS KK for 1.4 billion Japanese yen, or US$13.5 million, and secondment of certain Mitsubishi employees associated with the radiotherapy equipment sales and service business to VMS KK.  Under the joint venture agreement, VMS KK continues to make available and sell, for the first two years, Mitsubishi’s radiotherapy equipment products and software together with the Company’s full line of radiotherapy products.  After the two-year period, VMS KK will market and sell the Company’s radiotherapy equipment products and both the Company and Mitsubishi will cease selling the Mitsubishi radiotherapy equipment products.  At the end of the three-year joint venture period, the Company is required to repurchase Mitsubishi’s 35% interest in VMS KK at the original sale price (1.4 billion Japanese yen) and will employ those seconded Mitsubishi employees who wish to remain with VMS KK.  The Company is accounting for the joint venture as an acquisition.  The Company has accounted for Mitsubishi’s 35% interest as a mandatorily redeemable financial instrument, which is included in “Long-term accrued expenses and other”, and consequently, 100% of the profits and losses from VMS KK are reflected in the Company’s consolidated results.

Contingencies

The Company has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at nine sites where the Company, as Varian Associates, Inc., is alleged to have shipped manufacturing waste for recycling or disposal. In addition, the Company is overseeing environmental cleanup projects and, as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain currently owned and previously owned facilities (including facilities disposed of in connection with the Company’s sale of its electron devices business during 1995 and the sale of its thin film systems business during 1997). Varian, Inc. (“VI”) and Varian Semiconductor Equipment Associates, Inc. (“VSEA”), which were spun-off by the Company in 1999, are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $0.3 million and $0.2 million (net of amounts borne by VI and VSEA) for the three months ended July 2, 2004 and June 27, 2003, respectively, on environmental investigation, cleanup and third party claim costs. The Company spent $1.4 million and $1.2 million (net of amounts borne by VI and VSEA) for the nine months ended July 2, 2004 and June 27, 2003, respectively, on environmental investigation, cleanup and third party claim costs.

For a number of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities (including clean up costs, reimbursements to third parties, project management costs and legal costs) if undertaken. As of July 2, 2004, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects for these sites ranged in the aggregate from $3.8 million to $6.5 million. The time frame over which the Company expects to complete the cleanup projects varies with each site, but the Company estimates it will take approximately 30 years to complete all sites.  Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $3.8 million as of July 2, 2004. The amount accrued has not been discounted to present value due to uncertainties that make it difficult to develop a best estimate of future costs.

As to other sites and facilities, the Company has gained sufficient knowledge, based upon formal cleanup plans for these sites that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the site, to better estimate the scope and costs of future cleanup activities. In addition, during the most recent quarter, agreements reached with the parties involved in the current use and potential sale of one of the Company’s former facilities have enabled the Company to now determine an amount within the range of estimated costs for this site that is more probable and therefore the Company has now included the costs for this site in this category of site estimates.  As of July 2, 2004, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects, including reimbursements to third party’s claims, for these sites and facilities ranged in the aggregate from $16.1 million to $34.4 million. The time frame over which these cleanup projects are expected to be complete varies with each site and facility, but the Company estimates it will take approximately 30 years to complete all sites.  As to each of these sites and facilities, management has determined that a particular amount within the range of estimated costs is a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs are reliably determinable. The best estimate within the range was $20.4 million at July 2, 2004. The Company accordingly accrued $13.6 million, which represents its best estimate of the future costs of $20.4 million discounted at 4%, net of inflation. This accrual is in addition to the $3.8 million described in the preceding paragraph.

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

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company received certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company’s past and future environmental-related expenditures, and the Company therefore has a $3.1 million receivable included in “other non-current assets” at July 2, 2004.  The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has paid the claims made to date.

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

NOTE 14 — PURCHASE BUSINESS COMBINATIONS

Zmed

On October 24, 2003, the Company acquired Zmed, Inc., a privately held supplier of radiation oncology software and accessories for ultrasound-based, image-guided radiotherapy (“IGRT”), stereotactic radiation treatment planning and image management, for approximately $35.3 million in cash. The condensed consolidated financial statements include the operating results of Zmed, Inc. from the date of acquisition.  Pro forma results of operations have not been presented, because the acquisition was not significant.  In connection with this acquisition, $27.3 million was allocated to goodwill, $9.9 million was allocated to identifiable intangible assets and ($1.9) million, net, was allocated to assets and liabilities.

Mitsubishi Radiotherapy Business

On February 2, 2004, the Company’s Japanese subsidiary acquired Mitsubishi’s radiotherapy equipment service business in Japan (see discussion in Note 13).  The condensed consolidated financial statements include the operating results of Mitsubishi’s radiotherapy equipment and service business in Japan from the date of acquisition.  Pro forma results of operations have not been presented, because the acquisition was not significant.  In connection with this acquisition, $11.8 million was allocated to goodwill, $4.6 million was allocated to identifiable intangible assets and $2.7 million, net, was allocated to assets and liabilities.

OpTx

On March 29, 2004, the Company acquired OpTx Corporation, a privately held supplier of software for medical oncology practices in cancer clinics, for approximately $17.9 million in cash.  The condensed consolidated financial statements include the operating results of OpTx Corporation from the date of acquisition.  Pro forma results of operations have not been presented because the acquisition was not significant.  In connection with this acquisition, $12.5 million was allocated to goodwill, $7.0 million was allocated to identifiable intangible assets and ($1.6) million, net, was allocated to assets and liabilities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries as of July 2, 2004, and the related condensed consolidated statements of earnings for each of the three-month and nine-month periods ended July 2, 2004 and June 27, 2003 and the condensed consolidated statements of cash flows for the nine-month periods ended July 2, 2004 and June 27, 2003.  These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 26, 2003, and the related consolidated statements of earnings, and of cash flows for the year then ended (not presented herein), and in our report dated October 17, 2003 we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 2, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
July 26, 2004

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a world leader in the design and production of (i) integrated systems of equipment and software for treating cancer with radiation therapy, and (ii) high-quality, cost-effective X-ray tubes for original equipment manufacturers, or OEMs, replacement X-ray tubes and imaging subsystems. During the third quarter of fiscal year 2004, our overall sales increased by 14%, net earnings increased by 32%, earnings per diluted share increased by 30% and overall net orders increased by 15% compared to the third quarter of fiscal year 2003. During the first nine months of fiscal year 2004, our overall sales increased by 21%, net earnings increased by 32%, earnings per diluted share increased by 33% and overall net orders increased by 19% compared to the first nine months of fiscal year 2003.  Our backlog stood at $903 million at the end of the third quarter, up 14% from the end of the year-ago quarter.

Oncology Systems.  Our largest business, Oncology Systems, produces and sells an integrated system of products for treating cancer with radiation, including linear accelerators, treatment simulation and verification products, information management and treatment planning software and other sophisticated ancillary products and services.  Our products enable and allow doctors to offer the advanced treatment processes of intensity modulated radiation therapy, or IMRT, and the new treatment process of image guided radiation therapy, or IGRT.  We continue to see growth in the number of clinics that are treating patients with IMRT and, in particular, IMRT using Varian products, driven by fundamental market factors including rising cancer incidence, underserved medical needs outside of the United States, technology advances that are leading to improvements in patient care, patient demand for more effective treatments, the media and educational efforts by hospitals and radiotherapy centers motivated to have the most modern systems to improve clinical outcomes and attract top medical talent.  Our IGRT-enabled products were just introduced in the prior two quarters of fiscal year 2004.  Our International sales and net orders continue to grow at a higher rate than our North American sales and net orders, driven by the underserved nature of that market and partially by the favorable currency exchange rates.  In fact, the North American market has experienced lower quarter-over-quarter orders growth rates for the last three quarters as reflected in our prior reports, but this decrease has been more than offset by increased orders growth rates in our International markets.

Our success depends upon our ability to retain leadership in technological innovation, the cost effectiveness of our products to hospitals and clinics, the effectiveness of our marketing programs with customers, and macroeconomic influences.  Factors affecting the adoption rate of new technology such as IGRT could include our internal efficiency in design, documentation and testing.  They may also include customer training, reimbursement, and our ability to educate customers about new technology cost and clinical advantages.  Factors influencing the effectiveness of our marketing programs could include the role, or lack thereof, of group purchasing organizations in influencing hospital purchase decisions, and our competitors’ willingness to significantly lower pricing.  Macroeconomic factors could include hospital financial strength in the United States and governmental healthcare policies outside the United States.

X-Ray Products.  Our other significant business is X-ray Products, which manufactures and sells (i) X-ray tubes for use in a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, special procedures, industrial and mammography and (ii) flat panel imaging products for digital X-ray image capture, which is an alternative to image intensifiers or film.  Our X-ray tubes and flat panel imaging products are sold to major diagnostic equipment manufacturers and we also sell our X-ray tubes directly to end-users for replacement purposes.  The fundamental drivers of this business are the continuing success of key OEMs that incorporate our X-ray tube products and flat panel imaging devices into diagnostic and imaging systems.  The growth in the quarter was due primarily to the continuing increased demand by our largest OEM customers for our high power CT scanning tube and the addition of another major OEM for our flat panel imaging products.

Other.  Through the Ginzton Technology Center, or GTC, we are pursuing other potential new business areas, including next generation digital X-ray imaging technology and technology for cargo screening. In addition, we are developing technologies and products that promise to improve disease management by employing targeted energy and molecular agents to enhance the effectiveness and broaden the application of radiation therapy. Our BrachyTherapy operations manufacture and sell advanced brachytherapy products.  Our brachytherapy products are attracting some attention for use in partial breast irradiation. The operations of GTC and BrachyTherapy are reported as part of the “Other” category of our industry segments, see Note 8 “Industry Segments” of the Notes to the Condensed Consolidated Financial Statements.

This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the condensed consolidated financial statements and the notes included elsewhere in this report, as well as the information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) - Factors Affecting Our Business” and the “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2003, and from time to time in our other filings with the SEC.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our MD&A.  Application of certain accounting policies require us to make estimates and assumptions, often as a result of the need to make estimates of matters that are inherently uncertain. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate.  Our critical accounting policies include revenue recognition, valuation of allowance for doubtful accounts, assessment of recoverability of goodwill and intangible assets, valuation of inventory and warranty obligations, and assessment of environmental remediation liabilities.

Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended September 26, 2003.  Subsequent to September 26, 2003, we have expanded the description of our policies on Revenue Recognition and Goodwill and Intangible Assets and we discuss these policies further as well as the judgments, assumptions and/or estimates involved below.

Revenue Recognition

The Company’s revenue is derived primarily from hardware and software products sales and contract services of Oncology Systems and X-ray products.  In addition, the Company generates revenues from hardware sales and contract services for its BrachyTherapy products.

Hardware Products

We recognize revenue for hardware products in accordance with Staff Accounting Bulletin No. 101 (“SAB 101”) Revenue Recognition in Financial Statements and SAB 104, Revenue Recognition when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.  For an arrangement with multiple deliverables, we recognize product sales in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables with revenue allocated among the different elements.

For Oncology Systems and BrachyTherapy hardware products and spare parts that do not include installation obligations and X-ray tubes and imaging subsystems products (“X-ray Products”), we recognize revenue upon the transfer of risk of loss, which is either at the time of shipment or delivery, depending upon the shipping terms of the contract, provided that all other criteria under EITF 00-21, SAB 101 and SAB 104 are met.  We have no installation obligations for X-ray Products and such spare parts.

For Oncology Systems and BrachyTherapy hardware products with installation obligations, , we recognize as revenue a portion of the product purchase price upon transfer of risk of loss and defers revenue recognition on the portion associated with product installation until “acceptance” provided that all other criteria for revenue recognition under EITF 00-21, SAB 101 and SAB 104 are met.  The portion deferred is the greater of the fair market value of the installation services for such products or the amount of payment contractually linked to the “acceptance.”  However, when (a) all of the purchase price for the hardware product is conditioned upon “acceptance,” (b) the hardware product does not have value to the customer on a standalone basis, or (c) there is no objective and reliable evidence of the fair value of the undelivered item, we defer all revenue until “acceptance” in accordance with the treatment for “delivered items” under EITF 00-21.  The amount of product revenue recognized is affected by our judgments as to whether objective and reliable evidence of fair value exists for an arrangement with multiple elements. Changes to the elements in an arrangement and the ability to establish objective and reliable evidence of fair value for those elements could affect the timing of the revenue recognition.

Installation of Oncology Systems and BrachyTherapy hardware products involves our testing of each product at its factory prior to delivery of such product to ensure that the product meets our published specifications.  Once these tests establish that the specifications have been met, the product is then disassembled and shipped to the customer’s site as specified in the customer contract.  Risk of loss is transferred to the customer either at the time of shipment or delivery, depending upon the shipping terms of the contract.  At the customer’s site, the product is reassembled, installed and retested in accordance with our installation procedures to ensure and demonstrate compliance with our published specifications for such product.

Under the terms of our hardware sales contract, “acceptance” of a hardware product with installation obligations is deemed to have occurred upon the earliest of (i) completion of product installation and testing in accordance with our standard installation procedures showing compliance with our published specifications for that product, (ii) receipt by us of an acceptance form executed by the customer acknowledging installation and compliance with our published specification for that product, (iii) use by the customer of the product for any purpose after its delivery or (iv) six months after the delivery of the product to the customer by us.  The contract allows for cancellation only by mutual agreement, thus the customer does not have a unilateral right to return the delivered hardware product.

Software Products

We recognize revenue for software products in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Agreements. We recognize license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivable is reasonably assured, delivery of the product has occurred and we have received from the customer an acceptance form acknowledging installation and substantial conformance with our specifications (as set forth in the user manual) for such product, or upon verification of installation when customer acceptance is not required to be received, provided that all other criteria for revenue recognition under SOP 97-2 have been met.  Revenue earned on software arrangements involving multiple elements is allocated to each element based on vendor-specific objective evidence of fair value (“VSOE”), which is based on the average price charged when the same element is sold separately.  In instances when evidence of VSOE of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.  Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).

Installation of our software products involves a certain amount of customer-specific implementation to enable the software product to function within the customer’s operating environment (i.e., with customer’s IT network and other hardware equipment, with the customer’s data interfaces and with the customer’s administrative processes) and substantially in conformance with our specifications (as set forth in the user manual) for such product.  With our software products, customers do not have full use of the software (i.e., functionality) until the software is installed as described above and functioning within the customer’s operating environment.  Therefore, we recognize 100% of the software revenue upon receipt from the customer of our acceptance form acknowledging installation and such substantial conformance, or upon verification of installation when we are not required to receive customer acceptance, provided that all other criteria for revenue recognition under SOP 97-2 have been met.

Other

Revenue related to services performed on a time-and-materials basis is recognized when it is earned and billable. Revenue related to service contracts is recognized ratably over the period of the related contract.

Goodwill and Intangible Assets

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The majority of companies we acquired do not have significant identified tangible assets and, as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of these acquired intangible assets and potential impairment charges related to goodwill if indicators of potential impairment exist. As a result of business acquisitions, the allocation of the purchase price to goodwill and intangible assets could have a significant impact on our future operating results. The allocation of the purchase price of the acquired companies to goodwill and intangible assets requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, material write-downs of intangible assets and/or goodwill could occur.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Intangible Assets we perform an annual impairment test for goodwill and intangible assets with indefinite lives. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss.  Annual goodwill impairment testing is performed, at a minimum, during the fourth quarter of each fiscal year.

The impairment test for intangible assets with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss.  Intangible assets with finite useful lives are amortized over their useful lives, which range from one to twenty years and are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2004 is the 53-week period ending October 1, 2004, and fiscal year 2003 was the 52-week period ended September 26, 2003. The fiscal quarters ended July 2, 2004 and June 27, 2003 were both 13-week periods. The nine-month periods ended July 2, 2004 and June 27, 2003 were 40 and 39 weeks long, respectively.

Third Quarter and First Nine Months of Fiscal Year 2004 Compared to Third Quarter and First Nine Months of Fiscal Year 2003

Total Sales

Sales by segment

	Three Months Ended				Nine Months Ended
	July 2, 2004		June 27, 2003		July 2, 2004		June 27, 2003
(Dollars in millions)	Sales	Percent of Total Sales	Sales	Percent of Total Sales	Sales	Percent of Total Sales	Sales	Percent of Total Sales

Oncology Systems	$252.2	83%	$218.4	82%	$742.9	83%	$598.8	81%
X-ray Products	41.3	14%	37.5	14%	120.3	14%	115.7	16%
Other	9.6	3%	9.5	4%	27.5	3%	23.8	3%
Total Sales	$303.1		$265.4		$890.7		$738.3

Sales by revenue classification

	Three Months Ended				Nine Months Ended
	July 2, 2004		June 27, 2003		July 2, 2004		June 27, 2003
(Dollars in millions)	Sales	Percent of Total Sales	Sales	Percent of Total Sales	Sales	Percent of Total Sales	Sales	Percent of Total Sales

Product	$256.3	85%	$231.6	87%	$763.4	86%	$642.1	87%
Service Contracts and Other	46.8	15%	33.8	13%	127.3	14%	96.2	13%
Total Sales	$303.1		$265.4		$890.7		$738.3

Sales by region

	Three Months Ended				Nine Months Ended
	July 2, 2004		June 27, 2003		July 2, 2004		June 27, 2003
(Dollars in millions)	Sales	Percent of Total Sales	Sales	Percent of Total Sales	Sales	Percent of Total Sales	Sales	Percent of Total Sales

North America	$164.7	54%	$154.5	58%	$511.7	57%	$446.9	61%
Europe	84.5	28%	62.0	23%	227.4	26%	158.5	21%
Asia	41.5	14%	38.7	15%	125.2	14%	112.3	15%
Rest of world	12.4	4%	10.2	4%	26.4	3%	20.6	3%
Total International	138.4	46%	110.9	42%	379.0	43%	291.4	39%
Total Sales	$303.1		$265.4		$890.7		$738.3

Our total sales of $303.1 million for the third quarter of fiscal year 2004 were 14% higher than our sales of $265.4 million for the third quarter of fiscal year 2003. Total sales for the first nine months of fiscal year 2004 increased 21% to $890.7 million, compared to $738.3 million for the same period of the prior fiscal year.  All of our business segments contributed to this growth in sales during both the third quarter and the first nine months of fiscal year 2004, and Oncology Systems sales were the primary contributor to the overall sales increase.

Oncology Systems Sales

Sales by revenue classification

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 2, 2004	June 27, 2003	% Change	July 2, 2004	June 27, 2003	% Change

Product	$208.6	$187.2	11%	$625.3	$509.7	23%
Service Contracts and Other	43.6	31.2	39%	117.6	89.1	32%

Total Oncology Systems	$252.2	$218.4	15%	$742.9	$598.8	24%
As a percentage of total sales	83%	82%		83%	81%

The primary reason for the Oncology System’s product sales increase for the third quarter and first nine months of fiscal year 2004 was the continued market demand for our advanced technology products and accessories that enable IMRT treatments.  We believe this IMRT technology will continue to penetrate the mainstream radiation oncology market both domestically and internationally.

The increase in service contracts and other sales was due to a combination of factors, including growth in the installed base, the increase in sophistication and complexity of our products (particularly software products which generate maintenance contracts), and the weakening of the U.S. dollar that effectively made our pricing more competitive with our foreign competitors.

Sales by region

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 2, 2004	June 27, 2003	% Change	July 2, 2004	June 27, 2003	% Change

Oncology Systems:
North America	$144.6	$135.2	7%	$453.3	$388.4	17%
Europe	75.9	56.0	36%	204.0	138.7	47%
Asia	21.0	19.9	5%	64.0	56.4	14%
Rest of the world	10.7	7.3	46%	21.6	15.3	41%
Total International	107.6	83.2	29%	289.6	210.4	38%

Total Oncology Systems	$252.2	$218.4	15%	$742.9	$598.8	24%

For the third quarter of fiscal year 2004, the sales increase of 7% in North America was considerably lower than the sales increase of 22% in the same quarter of fiscal year 2003.  The increase in International sales of 29% for the third quarter of fiscal year 2004 was comparable to the increase of 30% in the same period of fiscal year 2003.

For the first nine months of fiscal year 2004, the sales increase of 17% in North America was slightly below the sales increase of 19% of the same period of fiscal year 2003.  The increase in International sales of 38% in the first nine months of fiscal year 2004 has improved significantly from fiscal year 2003 when International sales increased by 17% in the first nine months of fiscal year 2003.

The North American market has experienced a decrease in growth rates as we have reflected in prior reports, but this decrease has been more than offset by increased sales growth in our International markets, which is consistent with the orders growth patterns discussed in the Net Orders and Backlog section of this MD&A.

X-ray Products Sales

Sales by revenue classification

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 2, 2004	June 27, 2003	% Change	July 2, 2004	June 27, 2003	% Change

Product	$41.3	$37.5	10%	$120.3	$115.7	4%
As a percentage of total sales	14%	14%		14%	16%

Sales by region

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 2, 2004	June 27, 2003	% Change	July 2, 2004	June 27, 2003	% Change

X-ray Products:
North America	$14.4	$13.7	5%	$40.7	$43.2	(6)%
Europe	5.5	4.4	25%	16.1	14.5	11%
Asia	20.1	18.1	11%	60.2	54.8	10%
Rest of the world	1.3	1.3	(9)%	3.3	3.2	2%
Total International	26.9	23.8	12%	79.6	72.5	10%

Total X-ray Products	$41.3	$37.5	10%	$120.3	$115.7	4%

The increase in X-ray Products sales for both the third quarter and first nine months of fiscal year 2004 was attributable to the continuing increased demand by our largest OEM customers for our high power, anode grounded CT scanning tube and to increased sales of our flat panel products with a second major OEM beginning to purchase our flat panel image products.

Other Sales – GTC and BrachyTherapy Operations

Sales by revenue classification

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 2, 2004	June 27, 2003	% Change	July 2, 2004	June 27, 2003	% Change

Product	$6.4	$6.9	(6)%	$17.8	$16.7	7%
Service Contracts and Other	3.2	2.6	23%	9.7	7.1	35%
Total Other Sales	$9.6	$9.5	2%	$27.5	$23.8	16%
As a percentage of total sales	3%	4%		3%	3%

The decrease in product sales for the third quarter was primarily due to decreased sales of our HDR afterloaders in Latin America.  Increase in sales for the first nine months of fiscal year 2004 compared to the same period in the prior fiscal year was primarily attributable to increased sales of our HDR afterloaders in North America and Europe.

Gross Profit

Gross profit in absolute dollars

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 2, 2004	June 27, 2003	% Change	July 2, 2004	June 27, 2003	% Change

Total gross profit	$130.7	$105.1	24%	$369.6	$291.2	27%

Gross profit as a percentage of sales by segment

	Three Months Ended			Nine Months Ended
	July 2, 2004	June 27, 2003	% Change	July 2, 2004	June 27, 2003	% Change

As a percentage of Oncology Systems sales	45%	40%	5%	42%	40%	2%
As a percentage of X-ray Products sales	34%	35%	(1)%	35%	36%	(1)%
As a percentage of total sales	43%	40%	3%	41%	39%	2%

The increase of 5-percentage points in gross profit as a percentage of Oncology Systems sales for the third quarter of fiscal year 2004 from the same period of fiscal year 2003 resulted from 2-percentage points of higher sales volume, lower average product cost and improvement in service margin. The other 3-percentage points increase stemmed from a higher number of product shipments with higher profit margins and higher number of product acceptance in the third quarter of fiscal year 2004 versus the same period of fiscal year 2003, which permitted the full recognition of contract revenues in the third quarter of fiscal year 2004.  The margin improvements may not necessarily continue in the future. For the first nine months of fiscal year 2004, the margin improvement of 2-percentage points over the same period in fiscal year 2003 resulted principally from higher volume sales, lower average product cost of our hardware products and slightly better average prices resulting from our accessory products related to IMRT.  The decline in gross profit as a percentage of X-ray Products sales for the third quarter and the first nine months of fiscal year 2004 over the same periods of fiscal year 2003 was due to start up costs on a new tube product.

Research and Development

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 2, 2004	June 27, 2003	% Change	July 2, 2004	June 27, 2003	% Change

Research and development	$17.7	$15.9	12%	$53.8	$42.5	27%
As a percentage of total sales	6%	6%		6%	6%

The increase in absolute dollars in research and development expenses for the third quarter of fiscal year 2004 compared to the same period in fiscal year 2003 was attributable primarily to: a) increased employee headcount, materials costs and consulting expenses of $0.9 million in total; and b) increased expenses of $0.7 million related to the new projects from our recent acquisitions.

The increase in absolute dollars in research and development expenses for the first nine months of fiscal year 2004 compared to the same period in fiscal year 2003 was attributable primarily to: a) increased employee headcount, materials costs and consulting expenses of $6.8 million in total; b) increased expenses of $1.6 million related to research grants; and c) increased expenses of $1.2 million related to the new projects from our recent acquisitions.

The increase in absolute dollars in research and development expenses for both the third quarter and first nine months of fiscal year 2004 was primarily attributable to increased spending of $1.8 million and $9.9 million, respectively, which occurred in Oncology Systems. Our year-to-date research and development efforts in Oncology Systems have been focused on the development of next generation products and accessories that enable IGRT, specifically our 3-D cone beam imaging for our Acuity X-ray imaging device, our Trilogy™ linear accelerator and our on-board imaging system for our Clinac and Trilogy linear accelerators.  We anticipate that we will continue to devote significant resources to research and development in the future.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 2, 2004	June 27, 2003	% Change	July 2, 2004	June 27, 2003	% Change

Selling, general and administrative	$47.7	$41.6	15%	$139.2	$116.9	19%
As a percentage of total sales	16%	16%		16%	16%

The increase in absolute dollars in selling, general and administrative expenses for the third quarter of fiscal year 2004 compared to the same period in fiscal year 2003 was attributable primarily to: a) increased operating expenses of $3.0 million related to our recent acquisitions; b) increased employee related expenses of $2.4 million resulting from an increase in headcount in Oncology Systems and corporate headquarters to support our growing business activities; and c) increased expenses of $0.9 million resulted from the weakening of the U.S. dollar for our foreign operations.

The increase in absolute dollars in selling, general and administrative expenses for the first nine months of fiscal year 2004 compared to the same period in fiscal year 2003 was attributable primarily to: a) increased employee related expenses of $7.0 million resulting from an increase in headcount in Oncology Systems and corporate headquarters to support our growing business activities; b) increased operating expenses of $6.2 million related to our recent acquisitions; and c) increased expenses of $3.4 million resulted from the weakening of the U.S. dollar for our foreign operations.

For both the third quarter and first nine months of fiscal year 2004, selling, general and administrative expenses as a percentage of total sales were consistent at 16% compared to the same periods of fiscal year 2003.  Excluding the increased expenses that resulted from our acquisitions, selling, general and administrative expenses as a percentage of total sales decreased by approximately one-half of a percentage point for both the third quarter and first nine months of fiscal year 2004.

Interest Income, Net

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 2, 2004	June 27, 2003	% Change	July 2, 2004	June 27, 2003	% Change

Interest income, net	$0.2	$1.3	(88)%	$1.0	$2.6	(64)%
As a percentage of total sales	0.1%	0.5%		0.1%	0.4%

The decline for both the third quarter and the first nine months of fiscal year 2004 was primarily attributable to the inclusion of interest income of $0.8 million associated with a one-time state income tax refund that was received in the third quarter of fiscal year 2003, as well as a decrease in interest rates between the fiscal year 2004 and 2003 periods, partially offset by increased levels of cash and marketable securities.

Taxes on Earnings

	Three Months Ended			Nine Months Ended
	July 2, 2004	June 27, 2003	% Change	July 2, 2004	June 27, 2003	% Change

Effective tax rate	35%	34%	1%	35%	35%	—

The increase for the third quarter of fiscal year 2004 was primarily due to a one-time state income tax refund of $1.8 million received in the third quarter of fiscal year 2003, which was not repeated in the same quarter of fiscal year 2004.  In general, our effective income tax rate differs from the statutory rates largely as a function of benefits realized from foreign taxes, tax-exempt interest and the extraterritorial income exclusion.

Earnings Per Diluted Share

	Three Months Ended			Nine Months Ended
	July 2, 2004	June 27, 2003	% Change	July 2, 2004	June 27, 2003	% Change

Earnings per diluted share	$0.30	$0.23	30%	$0.81	$0.61	33%

The increase for both the third quarter and the first nine months of fiscal year 2004 can be attributed to the increase in total sales and improvement in gross margins.

Net Orders and Backlog

Total net orders by segment

	Three Months Ended				Nine Months Ended
	July 2, 2004		June 27, 2003		July 2, 2004		June 27, 2003
(Dollars in millions)	Net Orders	Percent of Total Net Orders	Net Orders	Percent of Total Net Orders	Net Orders	Percent of Total Net Orders	Net Orders	Percent of Total Net Orders

Oncology Systems	$275.1	84%	$242.0	85%	$819.4	83%	$694.5	84%
X-ray Products	42.2	13%	34.0	12%	136.0	14%	111.6	13%
Other	11.2	3%	8.7	3%	29.8	3%	23.3	3%
Total Orders	$328.5		$284.7		$985.2		$829.4

Total net orders by region

	Three Months Ended				Nine Months Ended
	July 2, 2004		June 27, 2003		July 2, 2004		June 27, 2003
(Dollars in millions)	Net Orders	Percent of Total Net Orders	Net Orders	Percent of Total Net Orders	Net Orders	Percent of Total Net Orders	Net Orders	Percent of Total Net Orders

North America	$171.4	52%	$165.1	58%	$529.0	54%	$490.1	59%
Europe	89.7	27%	76.7	27%	273.5	28%	206.2	25%
Asia	47.9	15%	37.1	13%	138.5	14%	114.9	14%
Rest of the world	19.5	6%	5.8	2%	44.2	4%	18.2	2%
Total International	157.1	48%	119.6	42%	456.2	46%	339.3	41%
Total Orders	$328.5		$284.7		$985.2		$829.4

Our net orders of $328.5 million for the third quarter of fiscal year 2004 were 15% higher than our net orders of $284.7 million for the third quarter of fiscal year 2003. Our net orders of $985.2 million for the first nine months of fiscal year 2004 were 19% higher than our net orders of $829.3 million for the first nine months of fiscal year 2003.

Total net orders by region

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 2, 2004	June 27, 2003	% Change	July 2, 2004	June 27, 2003	% Change

Oncology Systems:
North America	$151.7	$153.2	(1)%	$466.7	$447.6	4%
Europe	78.4	71.6	9%	245.4	185.5	32%
Asia	27.0	13.6	99%	68.4	49.4	38%
Rest of the world	18.0	3.6	402%	38.9	12.0	225%
Total International	123.4	88.8	39%	352.7	246.9	43%
Total Oncology Systems	$275.1	$242.0	14%	$819.4	$694.5	18%

X-ray Products:
North America	$14.5	$7.0	106%	$44.9	$28.8	56%
Europe	6.4	3.3	95%	19.1	15.1	27%
Asia	20.3	23.1	(12)%	69.0	64.9	6%
Rest of the world	1.0	0.6	50%	3.0	2.8	7%
Total International	27.7	27.0	3%	91.1	82.8	10%
Total X-ray Products	$42.2	$34.0	24%	$136.0	$111.6	22%

Other	$11.2	$8.7	29%	$29.8	$23.3	28%

The increase in net orders for the third quarter and first nine months of fiscal year 2004 was primarily due to the increase in Oncology Systems net orders, which increased by 14% and 18%, respectively, compared to the third quarter and first nine months of fiscal year 2003. International Oncology Systems net orders increased during the third quarter and first nine months of fiscal year 2004 by 39% and 43%, respectively, while North American Oncology Systems net orders decreased by 1% during the third quarter and increased by 4% during the first nine months of fiscal year 2004 compared to the third quarter and first nine months of fiscal year 2003.  For the trailing twelve months (the rate of change of one twelve month period over the comparable prior twelve month period) ended July 2, 2004, Oncology Systems’ net orders increased by 17%, including a 10% increase for North America and a 27% increase for international markets over the comparable prior period.  The North American market has experienced a decrease in quarterly order growth rates for the last three quarters, which was more than offset by increased growth in our International markets.  On a trailing twelve-month basis, North America growth rates have decelerated from percentages in the mid-twenties for fiscal years 2001 and 2002 to percentages in the low double digits as of the end of the third quarter of fiscal year 2004.  Conversely, international orders growth for the trailing twelve months, which had been relatively flat for fiscal year 2001 and 2002, accelerated to 26% in fiscal year 2003 and 27% in the first nine months of fiscal year 2004.  We continue to expect that our long-term growth for Oncology Systems business will be in the 10% to 15% range.  In any given period, orders growth in either North America or International markets could be outside of this range.  Although orders usually result in future sales within twelve months, the actual timing of sales varies significantly based on the delivery requirements of individual orders and are shorter for some types of orders, such as upgrades (i.e. the addition of new features or accessories to existing equipment).  Thus, orders in any quarter are not necessarily directly correlated to the level of sales in any particular future quarter.

We believe IMRT is now the accepted standard for radiotherapy in North America, with approximately 50% of our sites having the accessories to perform the most advanced forms of IMRT.  We expect continuing penetration of IMRT until eventually more than 90% of our North America sites have the products and capabilities to perform advanced forms of IMRT; however, order growth rates may moderate as penetration reaches the vast majority of our sites (since each incremental site represents a small percentage of growth), as the market becomes more mature and as customers take time to evaluate newer complementary technologies such as IGRT.  Our expectation, though, is that overall growth, including in our International markets, will continue to be driven by the increasing number of cancer incidences; the underserved nature of the international markets; replacement of older systems with newer and better technology (such as products enabled for IMRT, IGRT and stereotactic treatment) for more cost effective cancer care; and patients researching and seeking improved treatments made possible by these new technologies.

X-ray Products net orders increased for the third quarter and first nine months of fiscal year 2004 by 24% and 22%, respectively, compared to the third quarter and first nine months of fiscal year 2003 due to a long-term commitment for our flat panel image systems received during the first quarter of fiscal year 2004 and higher demand for our high power, anode grounded CT scanning tube.  Despite the strong increase in net orders, we continue to believe that our long-term expectations for X-ray Products growth will be in the 3% to 5% range.

Net orders in the Other segment increased to $11.2 million in the third quarter of fiscal year 2004, compared to $8.7 million for the same quarter in fiscal year 2003 all due to brachytherapy. Net orders in the Other segment increased to $29.8 million for the first nine months of fiscal year 2004, compared to $23.3 million for the same period in fiscal year 2003.

At July 2, 2004, we had a backlog of $902.9 million, an increase of 14% compared to same period of fiscal year 2003.

Outlook

Total Sales:  Due to the continued growth in backlog during the third quarter and first nine months of fiscal year 2004, we believe that sales for the total company for the full fiscal year 2004 will increase by between 17% and 18% over fiscal year 2003 total.  For fiscal year 2005, at this early date, we expect that with our healthy backlog, total company sales will increase in the low double digits over the fiscal year 2004 total.

Oncology Systems Sales:  We believe that the annual sales growth rate for fiscal year 2004 will increase by nearly 20% over the fiscal year 2003 total.

X-ray Products Sales:  We expect sales to grow by a percentage in the low to mid-single digits for fiscal year 2004 compared to fiscal year 2003.

Earnings Per Diluted Share:  We expect that earnings per diluted share for the full fiscal year 2004 will increase by about 25% over their respective fiscal year 2003 amounts, assuming anticipated sales volume and product and geographic mix.  For fiscal year 2005, we anticipate that earnings per diluted share should grow at a rate approaching 17% over the fiscal year 2004 total.

Net Orders and Backlog and Outlook contain forward-looking statements and projections that are subject to the factors, risks and uncertainties set forth or referred to under “Forward Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Business” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2003. Actual results and the outcome or timing of certain events may differ significantly.

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

At July 2, 2004, we had $58.5 million of debt. Interest rates on the outstanding debt on this date ranged from 6.70% to 7.15%, with a weighted average interest rate of 6.82%. The debt currently contains covenants that limit future borrowings and cash dividend payments. The covenants also require us to maintain specified levels of working capital and operating results. At July 2, 2004, we were in compliance with all such debt covenants.

At July 2, 2004, we had $414.1 million in cash, cash equivalents and marketable securities (approximately 25% of which was held abroad and could be subject to additional taxation if repatriated to the U.S.) compared to $407.4 million (approximately 15% of which was held abroad) at September 26, 2003.

For the third quarter of fiscal year 2004, our Day Sales Outstanding was 74, an improvement of 2 days from the same period of fiscal year 2003.

Our primary cash inflows and outflows for the first nine months of fiscal years 2004 and 2003 were as follows:

•                  We generated net cash from operating activities of $170.4 million during the first nine months of fiscal year 2004, compared to $141.5 million for the same period of fiscal year 2003. During the first nine months of fiscal year 2004, increases in net earnings of $28.1 million and the tax benefit from employee stock options of $8.1 million were offset by increases in working capital and non-cash items, net, of $7.3 million.

•                  Investing activities used $41.2 million of net cash for the first nine months of fiscal year 2004 compared to $43.4 million for the first nine months of fiscal year 2003.  During the first nine months of fiscal year 2004, net cash used for the purchase of businesses was $71.7 million, which was partially offset by net maturities of marketable securities of $52.0 million.  During the first nine months of fiscal year 2003, our net purchases of marketable securities were $25.0 million.

•                  Financing activities used net cash of $67.0 million for the first nine months of fiscal year 2004, compared to net cash of $40.6 million for the first nine months of fiscal year 2003. During the first nine months of fiscal year 2004, we used $119.6 million for the purchase of common stock, which was offset by $39.2 million in proceeds received from employee stock option exercises and proceeds of $13.5 million received from the sale of the 35% interest of our Japanese subsidiary to Mitsubishi, which is accounted for as a mandatorily redeemable financial instrument.  During the first nine months of fiscal year 2003 we used $67.9 million for the purchase of common stock, which was partially offset by $27.4 million in proceeds received from employee stock option exercises.

Total debt as a percentage of total capital was 10.3% at July 2, 2004 compared to 9.4% at September 26, 2003. The ratio of current assets to current liabilities was 1.94 to 1 as of July 2, 2004 compared to 1.97 to 1 as of September 26, 2003.

The following summarizes certain of our contractual obligations as of July 2, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due By Period
	Total	Less Than 1 Year (1)	1 – 3 Years	3 – 5 Years	More Than 5 Years

Contractual Obligations:
Long-Term Debt	$58.5	$—	$7.8	$16.5	$34.2
Mandatorily redeemable instrument	12.9	—	—	12.9	—
Operating leases	27.6	2.7	16.7	5.3	2.9
Total	$99.0	$2.7	$24.5	$34.7	$37.1

(1) Represents the remaining three months of the fiscal year 2004.

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

Stock Repurchase Program

On November 12, 2003, our Board of Directors authorized a repurchase of up to three million shares (on a pre-July 30, 2004 stock split basis) of our common stock through the end of August 2005. As of July 2, 2004, we could still purchase up to 3,962,200 shares (on a post-July 30, 2004 stock split basis).  During the three months ended July 2, 2004, we paid $49.1 million to repurchase 1,189,200 shares (on a post-July 30, 2004 stock split basis) of common stock. During the nine months ended July 2, 2004, we paid $119.6 million to repurchase 3,073,800 shares (on a post-July 30, 2004 stock split basis) of common stock. All shares that have been repurchased have been retired.

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

From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. Under various laws (such as the federal “Superfund” law) and under our obligations concerning operations before the spin-offs by Varian Associates, Inc. of Varian, Inc., or VI, and Varian Semiconductor Equipment Associates, Inc., or VSEA in 1999, we are overseeing environmental cleanup projects from our pre-spun-off operations and as applicable reimbursing third parties (such as the U.S.

Environmental Protection Agency or other responsible parties) for cleanup activities. Under the terms of the agreement governing the spin-offs, VI, and VSEA, are each obligated to indemnify us for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by us). The cleanup projects we are overseeing are being conducted under the direction of or in consultation with relevant regulatory agencies. We estimate these cleanup projects will take approximately 30 years to complete. As described below, we have accrued a total of $17.4 million as of July 2, 2004 to cover our liabilities for these cleanup projects:

•                  Our estimate of future costs for certain cleanup activities ranges from $3.8 million to $6.5 million. For these estimates, we have not discounted the costs to present dollars because of the uncertainties that make it difficult to develop a best estimate and have accrued $3.8 million, which is the amount at the low end of the range.

•                  For nine cleanup projects, we have sufficient knowledge to develop better estimates of our future costs.  Formal cleanup plans for these sites have been approved by or completed in accordance with requirements of the state or federal environmental agency with jurisdiction over the site.  The number of cleanup projects has increased to nine due to agreements reached in the most recent quarter with the parties involved in the current use and potential sale of one of our former facilities. This has enabled us to determine an amount within the range of estimated costs for this site that is more probable and therefore we have now included the costs for this site in this category of site estimates.  While our estimate of future costs to complete these cleanup projects, including third party claims, ranges from $16.1 million to $34.4 million, our best estimate within that range is $20.4 million. For these projects, we have accrued $13.6 million, which is our best estimate of the $20.4 million discounted to present dollars at 4%, net of inflation.

When we developed the estimates above, we considered the financial strength of other potentially responsible parties. These amounts are, however, only estimates and may be revised in the future as we get more information on these projects. We may also spend more or less than these estimates. Based on current information, we believe that our reserves are adequate. At this time, management believes that it is remote that any single environmental event would have a materially adverse impact on our financial statements in any single fiscal year. We spent $0.3 million and $0.2 million (net of amounts borne by VI and VSEA) during the three months ended July 2, 2004 and June 27, 2003, respectively.  We spent $1.4 million and $1.2 million during the first nine months of fiscal years 2004 and 2003, respectively.

We have received cash payments in the form of settlements and judgments from various insurance companies and other third parties from time to time. In addition, we have an agreement with an insurance company to pay a portion of our past and future expenditures. As a result of this agreement, we have a $3.1 million receivable included in “Other non-current assets” as of July 2, 2004. We believe that this receivable is collectible because it is based on a binding, written settlement agreement with a financially viable insurance company and the insurance company has paid claims we have made thus far.

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

In December 2003, the FASB issued a revision to SFAS No. 132 (“revision”), Employers’ Disclosures about Pensions and Other Postretirement Benefits.  This revision requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans recognized during interim periods.  These disclosure requirements are effective for our second quarter and all future quarterly and annual reports.  We adopted the interim period disclosure provisions in this report.

In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. The recognition and measurement guidance is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We do not believe that this consensus on the recognition and measurement guidance will have an impact on our consolidated financial position or results of operations.

In March 2004, the FASB issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of earnings. The proposed Statement would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. In addition, the proposed Statement encourages companies to use the “binomial” model to value stock options, which differs from the Black-Scholes option pricing model that the Company currently uses. The recommended effective date of the proposed Statement for public companies is for fiscal years beginning after December 15, 2004. We are currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

In May 2004, the FASB issued a FASB Staff Position (“FSP”) No. 2 regarding SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.  FSP 106-2, Accounting and Disclosure Requirements Related to Medicare Prescription Drug, Improvement and Modernization Act of 2003, discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) enacted on December 8, 2003.  FSP 106-2 considers the effect of the two new features introduced in the Act in determining the Company’s accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost, which may serve to reduce a company’s postretirement benefit costs.  FSP 106-2 is effective as of the first interim or annual period beginning after June 15, 2004.  We do not believe the adoption of FSP 106-2 will have a material impact on our consolidated financial position or results of operations.

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

We have significant international transactions in foreign currencies and address related financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and adhere to a policy of hedging firmly committed sales orders. These firmly committed foreign currency sales orders, excluding the amounts relating to the products made outside of the United States, are hedged with forward exchange contracts. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating currency exchange rates. We do not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts range from one to twelve months in original maturity. As of July 2, 2004, we did not have any forward exchange contract with an original maturity greater than twelve months, but we may hedge beyond twelve months in the future.

We also hedge the balance sheet exposures from our various foreign subsidiaries and business units having U.S. dollar functional currencies.  We enter into these monthly foreign exchange forward contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

The notional value of sold forward exchange contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from its subsidiaries outstanding as of July 2, 2004 totaled $309.7 million. The notional value of purchased forward exchange contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from its subsidiaries outstanding as of July 2, 2004 totaled $22.3 million. The notional amounts of forward exchange contracts are not a measure of our exposure.  A move in currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.

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

The principal amount of cash, cash equivalents and marketable securities at July 2, 2004 totaled $414.1 million with a weighted average interest rate of 1.41%. The majority of our investments were in tax advantaged government bonds with an estimated average tax equivalent yield of 1.99%. Our investment portfolio of municipal bonds and corporate debt securities is classified as held-to-maturity, and any gains or losses relating to changes in interest rates would occur in the unlikely event of liquidation of all or part of the investment portfolio. Our debt of $58.5 million at July 2, 2004 carried a weighted average fixed interest rate of 6.82% with principal payments due in various installments over a ten-year period, beginning in 2005.

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

(b)

Changes in internal controls over financial reporting. There were no changes that occurred during the third fiscal quarter of fiscal year 2004 that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information with respect to the shares (on a post-July 30, 2004 stock split basis) of common stock repurchased by us during the third quarter of fiscal year 2004.

	A	B	C	D
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet to Be Purchased Under the Plans or Programs

April 3, 2004 to April 30, 2004	—	—	—	5,151,400

May 1, 2004 to May 28, 2004	1,020,200	$41.22	1,020,200	4,131,200

May 29, 2004 to July 2, 2004	169,000	$41.58	169,000	3,962,200

Total	1,189,200	$41.27	1,189,200	3,962,200

On November 12, 2003, we announced a repurchase of up to three million shares (on a pre-July 30, 2004 stock split basis) of our common stock through the end of August 2005.  As of July 2, 2004, 3,962,200 shares (on a post-July 30, 2004 stock split basis) under this program were still available to be repurchased.

Item 4.  Submission of Matter to a Vote of Security Holders

On June 10, 2004, we held a Special Meeting of Stockholders (the “Special Meeting”) at which our stockholders voted on the following proposal and cast their votes as follows:

To approve an amendment to our Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 99,000,000 to 189,000,000 shares:

Votes For	Against	Abstain
60,148,606	1,675,091	252,615

Item 6.  Exhibits and Reports on Form 8-K

(a)               Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended.
4.1

Fifth Amendment to the Rights Agreement, dated as of July 30, 2004 (incorporated by reference to Exhibit No. 6 to the Registrant’s Amendment No. 5 to Registration Statement on Form 8A filed on July 30, 2004 with respect to the New York Stock Exchange, File No.1-7598).

10.1	Registrant’s Amended and Restated Omnibus Stock Plan dated July 30,2004.
10.2	Registrant’s Amended and Restated 2000 Stock Plan dated July 30, 2004.
10.3	Registrant’s Amended and Restated Employee Stock Purchase Plan dated July 30, 2004.
15.1	Letter Regarding Unaudited Interim Financial Information.
31.1	Chief Executive Officer Certification Pursuant to Section 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Section 13a-14(a) of the Securities Exchange Act.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)              Reports on Form 8-K.

The Company furnished information required to be furnished under Item 12. Results of Operations and Financial Condition on Current Report on Form 8-K filed April 28, 2004 reporting issuance of a press release regarding earnings, sales, net orders, backlog and certain other information related to the second quarter of fiscal year 2004.

The Company filed a Current Report on Form 8-K on May 26, 2004, to report under Item 5. Other Events and Regulation FD Disclosure the appointment of Susan L. Bostrom to a new seat on the registrant’s the Board of Directors.

The Company filed a Current Report on Form 8-K on June 14, 2004 to report under Item 5. Other Events and Regulation FD Disclosure the passing away of Terry Lautenbach, lead director for the registrant’s Board of Directors.

The Company filed a Current Report on Form 8-K on June 14, 2004 to report under Item 5. Other Events and Regulation FD Disclosure the announcement of a 2-for-1 stock split.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: August 10, 2004	By:	/s/ ELISHA W. FINNEY
Elisha W. Finney
Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended.
4.1

Fifth Amendment to the Rights Agreement, dated as of July 30, 2004 (incorporated by reference to Exhibit No. 6 to the Registrant’s Amendment No. 5 to Registration Statement on Form 8A filed on July 30, 2004 with respect to the New York Stock Exchange, File No.1-7598).

10.1	Registrant’s Amended and Restated Omnibus Stock Plan dated July 30,2004.
10.2	Registrant’s Amended and Restated 2000 Stock Plan dated July 30, 2004.
10.3	Registrant’s Amended and Restated Employee Stock Purchase Plan dated July 30, 2004.
15.1	Letter Regarding Unaudited Interim Financial Information.
31.1	Chief Executive Officer Certification Pursuant to Section 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Section 13a-14(a) of the Securities Exchange Act.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.