Form 10-Q
period 2004-12-31
VARIAN MEDICAL SYSTEMS INC
filed 2005-02-08
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 133,558,551 shares of Common Stock, par value $1 per share, outstanding as of February 3, 2005.

www.varian.com

(NYSE: VAR)

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Statements of Earnings
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flows
Notes to the Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Index to Exhibits

PART I

FINANCIAL INFORMATION

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	December 31, 2004	January 2, 2004 (1)
		(As Adjusted)

Revenues:
Product	$248,171	$227,808
Service contracts and other	50,785	39,157

Total revenues	298,956	266,965

Cost of revenues:
Product	145,586	134,746
Service contracts and other	28,186	25,510

Total cost of revenues	173,772	160,256

Gross margin	125,184	106,709

Operating expenses:
Research and development	18,368	17,604
Selling, general and administrative	46,190	44,472

Total operating expenses	64,558	62,076

Operating earnings	60,626	44,633
Interest income	1,958	1,648
Interest expense	(1,505)	(1,215)

Earnings from operations before taxes	61,079	45,066
Taxes on earnings	20,770	15,780

Net earnings	$40,309	$29,286

Net earnings per share:
Basic:	$0.30	$0.22
Diluted:	$0.29	$0.21

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - Basic	133,985	136,029
Weighted average shares outstanding - Diluted	139,938	142,121

(1) Certain amounts for the three months ended January 2, 2004 have been adjusted to reflect the Company’s change from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method of accounting for inventories as described in Note 3. This change increased basic net earnings per share by $0.01 and had no impact on diluted net earnings per share for the three months ended January 2, 2004.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	December 31, 2004	October 1, 2004 (1)
		(As Adjusted)
Assets

Current assets:
Cash and cash equivalents	$226,089	$239,470
Short-term marketable securities	98,539	112,478
Accounts receivable, net	285,064	288,663
Inventories	163,539	144,389
Prepaid expenses and other	41,467	29,454
Deferred tax assets	81,130	81,130

Total current assets	895,828	895,584

Property, plant and equipment, net	91,255	85,377
Long-term marketable securities	39,663	40,970
Goodwill	112,653	112,653
Other assets	53,863	46,056

Total assets	$1,193,262	$1,180,640

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$57,966	$59,639
Accrued expenses	262,087	255,519
Current maturities of long-term debt	5,349	5,250
Product warranty	40,685	40,654
Advance payments from customers	104,548	100,277

Total current liabilities	470,635	461,339

Long-term accrued expenses and other	42,355	41,889
Long-term debt	55,733	53,250

Total liabilities	568,723	556,478

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 133,543 and 134,045 shares issued and outstanding at December 31, 2004 and at October 1, 2004, respectively	133,543	134,045
Capital in excess of par value	143,721	133,985
Deferred stock compensation	(707)	(1,110)
Retained earnings	347,982	357,242

Total stockholders’ equity	624,539	624,162

Total liabilities and stockholders’ equity	$1,193,262	$1,180,640

(1) Amounts as of October 1, 2004 have been derived from audited financial statements as of that date except that certain amounts have been adjusted to reflect the Company’s change from the LIFO method to the FIFO method of accounting for inventories as described in Note 3.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In thousands)	December 31, 2004	January 2, 2004 (1)
		(As Adjusted)

Cash flows from operating activities:
Net earnings	$40,309	$29,286
Adjustments to reconcile net earnings to net cash provided by operating activities:
Tax benefits from employee stock option exercises	9,298	8,590
Depreciation	5,208	5,354
Provision for doubtful accounts receivable	560	297
Loss on disposal of property, plant and equipment	67	109
Amortization of intangibles	1,288	663
Amortization of premium/discount on marketable securities, net	176	410
Amortization of deferred stock compensation	403	263
Deferred taxes	(37)	3,090
Net change in fair value of derivatives and underlying commitments	(2,710)	(1,032)
Income on equity investment in affiliate	(563)	—
Changes in assets and liabilities:
Accounts receivable	15,944	32,897
Inventories	(19,952)	(7,217)
Prepaid expenses and other current assets	926	1,071
Accounts payable	(3,309)	(1,815)
Accrued expenses	(9,063)	(23,805)
Product warranty	(194)	1,277
Advance payments from customers	2,885	9,325
Long-term accrued expenses and other liabilities	(332)	(1,280)

Net cash provided by operating activities	40,904	57,483

Cash flows from investing activities:
Proceeds from maturities of marketable securities	15,070	11,600
Purchase of businesses, net of cash acquired	—	(34,763)
Purchases of property, plant and equipment	(8,581)	(4,009)
Proceeds from disposal of property, plant and equipment	26	10
Increase in cash surrender value of life insurance	(5,567)	(4,276)
Note receivable from affiliate	(750)	—
Note receivable from other	(875)	—
Other, net	(806)	(662)

Net cash used in investing activities	(1,483)	(32,100)

Cash flows from financing activities:
Repurchases of common stock	(60,797)	(34,929)
Proceeds from issuance of common stock to employees	11,164	12,875
Repayments of bank borrowings	(16)	—

Net cash used in financing activities	(49,649)	(22,054)

Effects of exchange rate changes on cash and cash equivalents	(3,153)	(3,186)

Net increase (decrease) in cash and cash equivalents	(13,381)	143

Cash and cash equivalents at beginning of period	239,470	210,448

Cash and cash equivalents at end of period	$226,089	$210,591

(1) Certain amounts for the three months ended January 2, 2004 have been adjusted to reflect the Company’s change from the LIFO method to the FIFO method of accounting for inventories as described in Note 3.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest September 30.  Fiscal year 2005 is the 52-week period ending September 30, 2005, and fiscal year 2004 was the 53-week period ended October 1, 2004. The fiscal quarter ended December 31, 2004 was a 13-week period and the fiscal quarter ended January 2, 2004 was a 14-week period.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 1, 2004. In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of December 31, 2004 and January 2, 2004, results of operations and cash flows for the three months ended December 31, 2004 and January 2, 2004. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.  Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price.

The following table illustrates the effect on net earnings and earnings per share if the Company had accounted for the stock-based employee compensation under the fair value method of accounting:

	Three Months Ended
(In thousands, except per share amounts)	December 31, 2004	January 2, 2004
		(As Adjusted See Note 3)

Net earnings, as reported	$40,309	$29,286
Add: Stock-based employee compensation expense included in reported net earnings under APB No. 25, net of related tax effects	266	171
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(5,560)	(4,496)
Pro forma net earnings	$35,015	$24,961

Net earnings per share — Basic:
As reported	$0.30	$0.22
Pro forma	$0.26	$0.18

Net earnings per share — Diluted:
As reported	$0.29	$0.21
Pro forma	$0.25	$0.18

We estimate the fair value of our options using a Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the input assumptions can materially affect the fair value estimates. The fair value of options granted and the option component of the employee stock purchase plan shares were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plan
	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
Expected life (in years)	4	4	0.5	0.5
Risk-free interest rate	3.5%	3.0%	2.6%	1.2%
Expected volatility	30.5%	34.2%	27.2%	15.7%
Expected dividend yield	—	—	—	—
Weighted average fair value at grant date	$11.76	$10.07	$12.32	$8.00

No shares were issued from the Employee Stock Purchase Plan during the three months ended December 31, 2004 and January 2, 2004.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4.  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning in the Company’s fourth quarter of fiscal year 2005. The Company does not believe the adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) on enterprises’ income tax expense and deferred tax liability.  The Jobs Creation Act was enacted on October 22, 2004.  FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.  The Company has not yet completed its evaluation on the impact of the repatriation provisions.  Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Creation Act.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged.  SFAS No. 153 is effective for nonmonetary asset exchanges beginning in the Company’s fourth quarter of fiscal year 2005. The Company does not believe the adoption of SFAS No. 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123 and superseded APB 25.  SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25 but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of earnings.  SFAS No. 123R is effective beginning in the Company’s fourth quarter of fiscal year 2005 and allows, but does not require companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R. The Company has not yet determined which fair-value method and transition provision it will follow. The impact on the Company’s financial statements of applying Black-Scholes option valuation method of accounting for stock options is disclosed in the Stock-Based Compensation section above.

2. MARKETABLE SECURITIES

The carrying amounts of marketable securities are as follows:

(In millions)	December 31, 2004	October 1, 2004
Municipal bonds	$138.2	$148.4
Corporate debt securities	—	5.0
	138.2	153.4
Less: Short-term marketable securities	98.5	112.4
Long-term marketable securities	$39.7	$41.0

3. CHANGE IN METHOD OF ACCOUNTING FOR INVENTORIES

Prior to October 2, 2004, the Company accounted for U.S. inventories of Oncology Systems using the LIFO method.  All other inventories were carried at the lower of cost or market (realizable value) using the FIFO or average cost method.  Beginning October 2, 2004, the Company changed its accounting for Oncology Systems’ U.S. inventories from LIFO to FIFO because the Company has experienced relatively stable inventory costs (i.e., little to no inflation) over the last several years; therefore, the use of LIFO to match current costs with current revenues had no significant impact on the Company’s operating results that would have been reported using FIFO.  In addition, the Company believes changing to FIFO would enhance the comparability of its financial statements with those of its industry peers.  In accordance with APB No. 20, Accounting Change, the consolidated financial statements of prior years have been retroactively adjusted to apply the new inventory valuation method and accordingly, retained earnings as of October 1, 2004 has been increased by $10.4 million as a result of adjusting the inventories from their LIFO cost to current FIFO cost, net of the corresponding impact on deferred tax assets.  This accounting change also increased or (decreased) previously reported net earnings by $0.4 million, $(0.5) million and $1.1 million for fiscal years 2004, 2003 and 2002, respectively.

The effects of the accounting change on net earnings and basic net earnings per share as previously reported for the three months ended January 2, 2004 are as follows:

(In thousands, except per share amounts)

Net earnings:
As previously reported	$29,168
Effect of change in accounting for inventories, net of taxes on earnings	118
As adjusted	$29,286

Basic net earnings per share:
As previously reported	$0.21
Effect of change in accounting for inventories, net of taxes on earnings	0.01
As adjusted	$0.22

This accounting change did not have any effect on diluted earnings per share as previously reported for the three months ended January 2, 2004.

The components of inventories are as follows:

(In millions)	December 31, 2004	October 1, 2004	October 1, 2004
		(As Adjusted)	(As Previously Reported)

Raw materials and parts	$104.2	$90.6	$79.8
Work-in-progress	9.1	8.2	7.4
Finished goods	50.2	45.6	40.5
Total Inventories	$163.5	$144.4	$127.7

4. GOODWILL AND INTANGIBLE ASSETS

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

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” on the condensed consolidated balance sheets:

(In millions)	December 31, 2004	October 1, 2004

Intangible Assets:
Patents, licenses and other	$13.5	$13.5
Acquired existing technology	11.5	11.5
Customer contracts and supplier relationship	9.3	9.3
Accumulated amortization	(14.0)	(12.7)
Net carrying amount	$20.3	$21.6

Amortization expense for intangible assets required to be amortized under SFAS No. 142 was $1.3 million and $0.7 million for the three months ended December 31, 2004 and January 2, 2004, respectively.  The Company estimates amortization expense on a straight-line basis for the remaining nine months of fiscal year 2005, fiscal years 2006 through 2009 and thereafter, to be as follows (in millions): $3.8, $5.0, $3.8, $2.4, $1.8, and $3.5.

The following table reflects goodwill allocated to the Company’s reportable segments:

(In millions)	December 31, 2004	October 1, 2004
Oncology Systems	$100.0	$100.0
X-ray Products	0.5	0.5
Other	12.2	12.2
Total	$112.7	$112.7

5. RELATED PARTY TRANSACTIONS

In fiscal years 1999 and 2000, the Company invested a total of $5 million in a three member consortium for a 20% ownership interest in dpiX Holding LLC (“dpiX Holding”), which in turn invested $25 million for an 80.1% ownership interest of dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin-film transistor arrays (“flat panels”) for the Company’s X-ray Products’ digital imaging subsystems and for its Oncology System’s PortalVision imaging systems. The Company had the right to appoint one Manager of the five person Board of Managers and the investment was accounted for under the equity method.  In accordance with the dpiX Holding agreement, net losses were to be allocated to the other two members, in succession, until their capital accounts equaled zero, before being allocated to the Company.  The dpiX Holding agreement also provided that net profits were to be allocated to the other two members, in succession, until their capital accounts equaled the net losses previously allocated, then to the three members in accordance with their ownership interests.

In September 2004, the Company acquired from another member in the consortium that member’s 20% ownership interest in dpiX Holding for $1 million.  As a result, the Company has the right to appoint two Managers of the five person Board of Managers and its ownership interest in dpiX Holding increased to 40% with the remaining 60% being held by the other member.  When the Company acquired this additional 20% ownership interest, the capital account of the selling member was zero because it was the first in the consortium to be allocated losses of dpiX Holding.  However, dpiX has been profitable since the Company acquired the additional 20% ownership interest of the member.  As a result, the Company was the first to be allocated net profits to recover previously allocated losses and recorded in the first quarter of fiscal year 2005 income on equity investment in dpiX of $0.6 million, which is included in “Selling, general and administrative” expenses in the condensed consolidated balance sheet.

In December 2004 the Company agreed to loan $2 million to dpiX in four separate payments, bearing interest at the rate of prime rate plus 1% per annum.  The principal balance is due and payable to the Company in twelve equal quarterly installments beginning October 2006; interest shall be paid in full according to the same quarterly schedule, but beginning in April 2005; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable hereunder, being fully due and payable on July 10, 2009.  As of December 31, 2004, the note receivable from dpiX totaled $0.8 million which is included in “Other Assets” in the condensed consolidated balance sheet.

6. PRODUCT WARRANTY

The Company provides for estimated future costs of warranty obligations in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others that requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee.  The Company warrants its products for a specific period of time, generally twelve months, against material defects.  The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts that fail while still under warranty.  The Company accrues for warranty costs in cost of revenues based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends.

The following table reflects the change in the Company’s product warranty accrual during the three months ended December 31, 2004 and January 2, 2004:

	Three Months Ended
(In millions)	December 31, 2004	January 2, 2004
Product warranty accrual, at beginning of period	$40.7	$36.1
Charged to cost of revenues	8.2	9.8
Actual product warranty expenditures or reclassifications	(8.2)	(8.2)
Product warranty accrual, at end of period	$40.7	$37.7

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has significant international transactions in foreign currencies and addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  The Company sells products throughout the world, often in the currency of the customer’s country, and adheres to a policy of hedging firmly committed foreign currency sales orders. These firmly committed foreign currency sales orders are hedged with forward exchange contracts. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The forward exchange contracts range from one to twelve months in original maturity. At December 31, 2004, the Company did not have any forward exchange contract with an original maturity greater than twelve months.  As international deliveries may extend beyond twelve months, the Company may hedge beyond twelve months in the future.  The Company does not hold derivative instruments for speculative or trading purposes.

The Company accounts for its hedges of foreign currency denominated sales orders (firm commitments) as fair value hedges under SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. For the three months ended December 31, 2004, there were no material gains or losses due to hedge ineffectiveness. At December 31, 2004, the Company had foreign exchange forward contracts to sell and purchase $253.0 million and $8.0 million, respectively, in various foreign currencies. At December 31, 2004, all open forward exchange contracts were deemed effective.

The Company also hedges balance sheet exposures monthly from its various foreign subsidiaries and business units. These monthly hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment under SFAS No. 149.  Accordingly, changes in their fair values are recognized in “selling, general and administrative expenses” in the then-current period.  Changes in the values of these hedging instruments are offset by changes in the values of foreign currency denominated assets and liabilities.  Variations from the forecasted foreign currency assets or liabilities, coupled with a significant currency movement, may result in a material gain or loss if the hedges are not effectively offsetting the change in value of the foreign currency asset or liability.  At December 31, 2004, the Company had foreign exchange forward contracts maturing in the second quarter of fiscal year 2005 to sell and purchase $119.0 million and $16.4 million, respectively, to hedge the risks associated with foreign currency denominated assets and liabilities.

8. COMMITMENTS AND CONTINGENCIES

Commitments

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

On February 2, 2004, the Company’s Japanese subsidiary (“VMS KK”) purchased the Service Business in Japan and certain other Asian and South American countries for 2.0 billion Japanese Yen, or US$19.1 million, plus a contingent “earn out” payable to MELCO at the end of the JVA period.  At the time of the acquisition of the Service Business, the Company and MELCO were unable to agree upon the value of the Service Business.  The Company therefore structured a payment, based on net profits or losses, to be made to or received from MELCO as an “earn out” adjustment to the purchase price to establish and verify the fair value of the Service Business.  This “earn out” payment is equivalent to 100% of the net profits or losses of the Service Business for a three-year period.  As a result of this purchase, VMS KK services and supports the MELCO radiotherapy equipment products in Japan, as well as sells, services and supports the Company’s products.  The Company accounted for the purchase of the Service Business as an acquisition and 100% of the profits and losses from VMS KK are reflected in the Company’s consolidated results.  The Company accounts for the “earn out” payment equivalent to 100% of the net profits or losses of the Service Business during the three-year period as an adjustment to the purchase price of the acquisition at the end of the JVA period in accordance with SFAS No. 141, Business Combinations and EITF No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.  For the eleven-month period ended December 31, 2004, net profits for the Service Business totaled approximately $0.7 million.  Assuming no future profits and losses, $0.7 million will be payable to MELCO at the end of the three-year JVA period.

In addition to purchasing the Service Business, the Company entered into a distributor arrangement to sell MELCO radiotherapy equipment products through VMS KK for two years to allow customers interested in purchasing MELCO radiotherapy equipment products to purchase such products for a limited period of time.  The Company does not expect that MELCO radiotherapy equipment products sales will be significant.  Pursuant to EITF No. 95-8, the Company accounted for any payment it may pay to MELCO computed on the basis of 50% of the net profits from the sale of MELCO radiotherapy equipment products during the JVA’s first two years as a VMS KK period expense.

The joint venture was accomplished through MELCO’s purchase on February 3, 2004, of a 35% ownership interest in VMS KK for 1.4 billion Japanese Yen, or US$13.5 million.  During the three-year JVA period, MELCO is not entitled to any profits or losses generated by VMS KK.  However, MELCO is entitled to elect one of the five members of VMS KK’s Board of Directors.  At the end of the three-year JVA period, MELCO is required to unconditionally sell and the Company is required to unconditionally repurchase MELCO’s 35% ownership interest in VMS KK at the original sale price (1.4 billion Japanese Yen) and there are no settlement alternatives to such a repurchase obligation.  The Company has accounted for MELCO’s 35% ownership interest as a mandatorily redeemable financial instrument, which is included in “Long-term accrued expenses and other” in the condensed consolidated balance sheets.

Contingencies

The U.S. Environmental Protection Agency or third parties has named the Company as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at eight sites where the Company, as Varian Associates, Inc., is alleged to have shipped manufacturing waste for recycling or disposal.  In addition, the Company is overseeing environmental cleanup projects and as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company’s sale of its electron devices business during 1995, and the sale of its thin film systems business during 1997). Under the terms of the agreement governing the distribution (the “spin-offs”) of Varian, Inc. (“VI”) and Varian Semiconductor Equipment Associates, Inc. (“VSEA”), by the Company in 1999, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $0.4 million and $0.8 million (net of amounts borne by VI and VSEA) during the three months ended December 31, 2004 and January 2, 2004, respectively, on environmental investigation, cleanup and third party claim costs.

For one of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities (including cleanup costs, reimbursements to third parties, project management costs and legal costs) if undertaken. As of December 31, 2004, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects for these sites ranged in the aggregate from $3.8 million to $7.3 million. The time frame over which the Company expects to complete the cleanup projects varies with each site, ranging up to approximately 30 years as of December 31, 2004. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $3.8 million as of December 31, 2004. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

As to other sites and facilities, the Company has gained sufficient knowledge based upon formal agreements with other parties defining the Company’s future liabilities or formal cleanup plans for these sites that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the site to better estimate the scope and costs of future cleanup activities. As of December 31, 2004, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects, including reimbursements to third party’s claims, for these sites and facilities ranged in the aggregate from $13.2 million to $44.9 million. The time frame over which these cleanup projects are expected to be complete varies with each site and facility, ranging up to approximately 30 years as of December 31, 2004. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $19.4 million at December 31, 2004. The Company accordingly accrued $12.8 million, which represents its best estimate of the future costs of $19.4 million discounted at 4%, net of inflation. This accrual is in addition to the $3.8 million described in the preceding paragraph.

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

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company’s past and future environmental-related expenditures, and the Company therefore has a $3.3 million receivable included in “Prepaid expenses and other current assets” and “Other assets” at December 31, 2004. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has paid the claims that the Company has made.

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

9. RETIREMENT PLANS

The Company’s net pension and post-retirement benefit costs were composed of the following:

	Defined Benefit Plans		Post-Retirement Benefit Plans
(In thousands)	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
Service cost	$758	$757	$—	$—
Interest cost	777	649	92	115
Expected return on assets	(732)	(564)	—	—
Net amortization and deferral:
Transition amount	60	(3)	123	123
Prior service cost	33	33	—	—
Recognized actuarial loss (gain)	179	206	(3)	43
Net pension benefit cost	$1,075	$1,078	$212	$281

The Company made contributions to the defined benefit plans of $1.0 million during the three months ended December 31, 2004. The Company currently expects total contributions for fiscal year 2005 to be approximately $3.6 million.

The Company made contributions to the post-retirement benefit plans of $0.2 million during the three months ended December 31, 2004 and expects total contributions for fiscal year 2005 to be approximately $0.6 million.

10. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On November 19, 2004, the Company announced that its Board of Directors had authorized a repurchase by the Company of up to 6,000,000 shares of its common stock over the period through December 31, 2005 in addition to the 1,460,000 shares of common stock available for repurchase under the previously approved program as of October 1, 2004.  During the three months ended December 31, 2004, the Company paid $60.8 million to repurchase 1,460,000 shares of its common stock.  All shares that have been repurchased have been retired.  As of December 31, 2004, the Company could repurchase up to 6,000,000 shares of its common stock.

Comprehensive Earnings

Comprehensive earnings for the three months ended December 31, 2004 and January 2, 2004 equaled the reported net earnings.

11. EMPLOYEE STOCK OPTION PLANS

Option activity under the Omnibus Stock Plan and the 2000 Stock Option Plan (together, the “Employee Stock Option Plans”) is presented below:

		Outstanding Options
(In thousands, except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price

Balance at September 26, 2003 (12,224 options exercisable at a weighted average exercise price of $11.36)	8,814	16,494	$14.13
Granted	(3,266)	3,266	32.90
Cancelled or expired (1)	102	(108)	25.35
Exercised	—	(3,408)	11.41

Balance at October 1, 2004 (12,482 options exercisable at a weighted average exercise price of $8.53)	5,650	16,244	$18.40
Granted	(2,425)	2,425	39.80
Cancelled or expired	18	(18)	23.92
Exercised	—	(958)	11.65

Balance at December 31, 2004	3,243	17,693	$21.69

(1) During the three months ended January 2, 2004, the Company excluded from shares available for grant 6 shares of cancelled or expired options that were granted before the spin-offs of VI and VSEA under the Company’s previous, now inactive, stock option plans.

The following tables summarize information concerning options outstanding and exercisable under the Employee Stock Option Plans at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Oustanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
(Shares in thousands)
$3.88 – $4.57	220	4.2	$4.40	220	$4.40
$4.58 – $4.62	1,990	4.3	$4.58	1,990	$4.58
$4.63 – $6.65	272	2.8	$5.53	272	$5.53
$6.66 – $13.94	276	4.0	$8.76	276	$8.76
$13.95 – $14.72	4,080	5.9	$13.95	4,080	$13.95
$14.73 – $21.49	2,544	6.9	$17.93	2,542	$17.93
$21.50 – $32.09	2,710	7.9	$24.41	1,861	$24.42
$32.10 – $46.07	5,601	9.3	$35.90	1,245	$33.57
Total	17,693	7.1	$21.69	12,486	$16.32

12. EARNINGS PER SHARE

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

	Three Months Ended
(In thousands, except per share amounts)	December 31, 2004	January 2, 2004
		(As Adjusted See Note 3)
Numerator:
Net earnings	$40,309	$29,286

Denominator:
Basic weighted average shares outstanding	133,985	136,029
Dilutive stock option shares	5,609	5,790
Dilutive restricted performance shares and restricted common stock	344	302
Diluted weighted average shares outstanding	139,938	142,121

Net earnings per Share:
Basic	$0.30	$0.22
Diluted	$0.29	$0.21

The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be antidilutive to earnings per share.  Accordingly, stock options to purchase 248,124 and 3,200 shares at an average exercise price of $42.39 and $33.98 per share, respectively, were excluded from the computation of diluted weighted average shares outstanding during the three months ended December 31, 2004 and January 2, 2004, respectively.

13. INDUSTRY SEGMENTS

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

	Revenues		Operating Earnings
	Three Months Ended		Three Months Ended
(In millions)	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
				(As Adjusted See Note 3)

Oncology Systems	$242	$221	$56	$46
X-ray Products	44	37	9	7
Other	13	9	3	—
Total industry segments	$299	$267	$68	$53
Corporate	—	—	(7)	(8)
Total company	$299	$267	$61	$45

14. SUBSEQUENT EVENT

On January 17, 2005, the Company announced that it has acquired Sigma Micro Informatique Conseil (“Sigma Micro”), a privately-held company that is the leading supplier of information management software for radiation oncology and medical oncology in cancer clinics and hospitals in France.  Sigma Micro’s products will complement the VARiS Vision™ software for information and image management within integrated treatment networks.  The Company paid approximately $13 million in cash to acquire Sigma Micro, which is based in Toulouse, France.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of December 31, 2004, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended December 31, 2004 and January 2, 2004.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of October 1, 2004, and the related consolidated statements of earnings, and of cash flows for the year then ended (not presented herein), and in our report dated November 12, 2004 we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 1, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 21, 2005

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“we,” “our”, or “the Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed under “— Factors Affecting Our Business”, and from time to time in our other filings with the Securities and Exchange Commission or SEC. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as intensity modulated radiation therapy, image guided radiation therapy, brachytherapy, software, treatment techniques, and advanced X-ray products; growth drivers; orders, revenues, backlog or earnings growth; future financial results and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “will,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “pending,” “intended,” “potential,” “promise,” “predict” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations.  By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Overview

We finished the first quarter of fiscal year 2005 with higher revenues, increased net orders, stronger margins, healthy earnings and another record quarter-end backlog.  During the first quarter of fiscal year 2005, our net earnings increased by 38%, net earnings per diluted share increased by 38%, overall revenues increased by 12% and overall net orders increased by 8% compared to the first quarter of fiscal year 2004.  At the end of the first quarter of fiscal year 2005, we reported backlog at $1 billion, an increase of 18% from the end of the year-ago quarter.

Oncology Systems.  Our largest business segment is Oncology Systems, which produces, sells and services hardware and software products for treating cancer with radiation, including linear accelerators, treatment simulation and verification products, information management and treatment planning software and other sophisticated accessory products and services.  Our products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy treatments and offer the advanced treatment processes of intensity modulated radiation therapy, or IMRT, and image guided radiation therapy, or IGRT.

We have continued to see growth in the number of clinics that are treating patients with IMRT and IGRT. However, as the leading supplier of IMRT-enabling products and with over 50% of our customer sites worldwide having the products and accessories necessary to perform the most advanced forms of IMRT, we have seen and continue to expect that the rate of revenues growth for IMRT-related equipment will be lower than what we have experienced in the last three years, particularly in the North American market.  IGRT is a new technology driver in radiation therapy and we expect that IGRT will be one of the main contributors to revenues growth in our Oncology Systems business segment in the coming years.  While IGRT is still a nascent technology, we believe we are at the forefront of providing automated and clinically practical products for IGRT treatments.  It is our belief that IGRT should generally follow a similar growth pattern as what we experienced for IMRT.  As in the early days of IMRT, we are seeing a rising percentage of linear accelerators being ordered with IGRT-enabled accessories, though still far below the 90%-95% of linear accelerators that is being ordered with IMRT-enabled products.  At the end of the first quarter of fiscal year 2005, installations of our diagnostic-quality imaging systems for IGRT were either complete or in process at 30 treatment centers around the world.  While the level of orders for our IGRT-enabled products are still small compared to our IMRT-enabled products, we anticipate that, similar to what occurred with IMRT, North American market growth will again accelerate once IGRT is more-widely demonstrated among early adopters.

Fundamental market factors for growth in the radiation therapy market continue to be the rising cancer incidence, underserved medical needs outside of the United States, technology advances that are leading to improvements in patient care, patient demand for more advanced and effective treatments (such as IMRT, IGRT and stereotactic cancer treatments), media and marketing promotions as well as educational efforts by hospitals and radiotherapy centers motivated to have the most modern systems to improve clinical outcomes and attract top medical talent.

In the first quarter of fiscal year 2005, we saw a continued slowing in the Oncology Systems North American revenues and net orders growth, which was more than offset by continued strong growth in Oncology Systems international revenues and net orders.  Oncology Systems benefited from a growing international market which contributed 42% of total revenues and 50% of total net orders for the business segment during the quarter principally due to stronger cyclical demand after several years of very slow growth and, to a lesser extent, due to the relatively weak U.S. dollar that effectively made our pricing more competitive with our foreign competitors.  Net orders declined in North America as a result of an apparent contraction in the amount of business available for closure following a strong orders performance in the fourth quarter of fiscal year 2004.  This reflects typical quarterly volatility in a market where growth has slowed over the last two years following several years of heavy investment in advanced technology for IMRT.

Our stereotactic cancer treatment and IGRT-enabled products have also positioned us to expand beyond radiation oncology into the estimated $250 million radiosurgery market with a solution built around our Trilogy linear accelerator and on-board imager (“OBI”).  We recently announced the formation of Varian Surgical Sciences as the vehicle for carrying out our initiative to directly address this market.  We expect to offer a clinically effective and more cost-efficient alternative to dedicated radiosurgical devices as well as conventional surgery for the treatment of tumors, vascular malformations and certain functional conditions.

Our success in Oncology Systems depends upon our ability to retain leadership in technological innovation, the cost effectiveness of our products, the efficacy of our treatment technology and macroeconomic influences.  Factors affecting the adoption rate of new technologies such as IGRT could include our internal efficiency in design, documentation and testing, deployment and installation and the more-widely demonstrated efficacy of IGRT by early adopters.  They may also include customer training, reimbursement and our ability to educate customers about new technology cost and clinical advantages.  Macroeconomic factors could include hospital financial strength in the United States and governmental healthcare policies outside the United States.

X-Ray Products.  Our other significant business segment is X-ray Products, which manufactures and sells (i) X-ray tubes for use in a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, special procedures, industrial and mammography and (ii) flat panel imaging products (also commonly referred to as flat panel detectors) for digital X-ray image capture, which is an alternative to image intensifier tubes for fluoroscopy or X-ray film for radiography.  We continue to view the fundamental driver for this business to be the on-going success of key OEMs that incorporate our X-ray tube products and flat panel imaging devices into their medical diagnostic and industrial imaging systems. Our flat panel product is being incorporated into next generation imaging equipment, including equipment for IGRT such as OBI.

Other.  Through the Ginzton Technology Center, or GTC, we are developing new business areas, including next generation digital X-ray imaging technology and technology for cargo screening.  In addition, we are developing technologies and products that promise to improve disease management by employing targeted energy and molecular agents to enhance the effectiveness and broaden the application of radiation therapy. Our BrachyTherapy operations manufacture, sell and service advanced brachytherapy products, which include treatment planning software, afterloaders and applicators.  Our brachytherapy products are being used for partial breast irradiation.  Significant increase in revenues was due to strong product sales of our GammaMed HDR afterloaders in the first quarter of fiscal year 2005.  The operations of GTC and BrachyTherapy are reported as part of the “Other” category of our industry segments, see Note 13 “Industry Segments” of the Notes to the Condensed Consolidated Financial Statements.

This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the condensed consolidated financial statements and the notes included elsewhere in this report, as well as the information contained under “—Factors Affecting Our Business” and the “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2004, and from time to time in our other filings with the SEC.

Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances.  We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate.  Our critical accounting policies that are affected by critical accounting estimates include revenue recognition, valuation of allowance for doubtful accounts, valuation of inventory and warranty obligations, assessment of recoverability of goodwill and intangible assets, assessment of environmental remediation liabilities and valuation of taxes on earnings.  Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our Condensed Consolidated Financial Statements, and actual results could differ materially from these estimates.  For a discussion of how these estimates and other factors may affect our business, also see “—Factors Affecting Our Business.”

Revenue Recognition

We frequently enter into sales arrangements with customers that contain multiple elements or deliverables such as hardware, software and services. Judgments as to the allocation of the proceeds received from an arrangement to the multiple elements of the arrangement, the determination of whether any undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition are critical in respect to these arrangements to ensure compliance with GAAP.  In addition, the amount of product revenues recognized is affected by our judgments as to whether objective and reliable evidence of fair value exists for hardware products and vendor-specific objective evidence of the fair value for software products in arrangements with multiple elements. Changes to the elements in an arrangement and the ability to establish objective and reliable evidence of fair value or vendor-specific objective evidence of the fair value for those elements could affect the timing of revenue recognition.  Revenue recognition also depends on the timing of shipments and is subject to customer acceptance and the readiness of customers’ facilities.  If shipments are not made on scheduled timelines or the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations.

Allowance for Doubtful Accounts

Credit evaluations are undertaken for all major sale transactions before shipment is authorized. Normal payment terms require payment of a small portion upon signing of the purchase order contract, a significant amount upon transfer of risk of loss and the remaining amount upon completion of the installation.  On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts.  If our evaluation of our customers’ financial conditions does not reflect the future ability to collect outstanding receivables, additional provisions may be needed and our future operating results could be negatively impacted.  As of December 31, 2004, our allowance for doubtful accounts represented approximately 1.7% of total accounts receivable.

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

Warranty Obligations

We warrant our products for a specific period of time, usually one year, against material defects.  We provide for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized.  The accrued warranty costs represent our best estimate at the time of revenues recognized of the total costs that we will incur to repair or replace product parts, which fail while still under warranty.  The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs.  Actual warranty costs could differ from the estimated amounts. On a quarterly basis, we review the accrued balances of our warranty obligations and update the historical warranty cost trends. If we were required to accrue additional warranty cost in the future, it would negatively affect our operating results.

Goodwill and Intangible Assets

Goodwill is initially recorded when the purchase price paid for a business acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The majority of companies we have acquired have not had significant identified tangible assets and, as a result, a significant portion of the purchase price has been typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of these acquired intangible assets and potential impairment charges related to goodwill if indicators of potential impairment exist. As a result of business acquisitions, the allocation of the purchase price to goodwill and intangible assets could have a significant impact on our future operating results. The allocation of the purchase price of the acquired companies to goodwill and intangible assets requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should conditions be different from management’s current estimates, material write-downs of intangible assets and/or goodwill may be required, which would adversely affect our operating results.  We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal years or more frequently if indicators of potential impairment arise.  In fiscal year 2004, we performed such evaluation and found no impairment.  As of December 31, 2004, the carrying value of goodwill was $112.7 million.

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

In addition, the carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable earnings to fully utilize these deferred tax assets.  Should we conclude it is more likely than not that we will be unable to recover our net deferred tax assets, our tax provision would increase in the period in which we make such a determination.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2005 is the 52-week period ending September 30, 2005, and fiscal year 2004 was the 53-week period ended October 1, 2004. The fiscal quarter ended December 31, 2004 was a 13-week period and the fiscal quarter ended January 2, 2004 was a 14-week period.

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

Discussion of Financial Data for the First Quarter of Fiscal Year 2005 Compared to First Quarter of Fiscal Year 2004

Total Revenues

	Three Months Ended
Revenues by sales classification (Dollars in millions)	December 31, 2004	January 2, 2004	Percent Change
Product	$248.2	$227.8	9%
Service Contracts and Other	50.8	39.2	30%
Total Revenues	$299.0	$267.0	12%

Product as a percentage of total revenues	83%	85%
Service Contracts and Other as a percentage of total revenues	17%	15%

Revenues by region

North America	$161.5	$153.6	5%
Europe	76.4	69.5	10%
Asia	49.6	37.4	33%
Rest of world	11.5	6.5	77%
Total International (1)	137.5	113.4	21%
Total	$299.0	$267.0	12%

North America as a percentage of total revenues	54%	58%
International as a percentage of total revenues	46%	42%

(1) We consider international revenues to be revenues outside of North America.

Total revenues for the first quarter of fiscal year 2005 increased over total revenues for the first quarter of fiscal year 2004 due primarily to the continuing growth in our Oncology Systems business segment.  All of our business segments, as well as all of our geographic regions, contributed to our total revenues increase and total product revenues growth in the first quarter of fiscal year 2005.  The total product revenues growth was complemented by strong growth in Oncology Systems service contracts and other revenues, which was the primary contributor to the total service contracts and other revenues growth.

Oncology Systems Revenues

	Three Months Ended
Revenues by sales classification (Dollars in millions)	December 31, 2004	January 2, 2004	Percent Change
Product	$194.2	$185.3	5%
Service Contracts and Other	47.2	35.5	33%
Total Oncology Systems revenues	$241.4	$220.8	9%

Product as a percentage of total Oncology Systems revenues	80%	84%
Service Contracts and Other as a percentage of Oncology Systems revenues	20%	16%
As a percentage of total revenues	81%	83%

The increase in service contracts and other revenues was the major contributor to the overall Oncology Systems revenues increase.  Service contracts and other revenues increased due to a combination of factors, including increased support services and renewals associated with increased product sales that have resulted in a larger installed base of our products, the increase in sophistication and complexity of our products (particularly software products which generate maintenance contracts), the acquisition of the radiotherapy equipment service business of Mitsubishi Electric Co. in Japan in the second quarter of fiscal year 2004 which contributed to the increase in service contracts and other revenues and a higher percentage growth in such revenues and the relatively weak U.S. dollar that effectively made our pricing more competitive with our foreign competitors.  The growth rate in service contracts and other revenues for the first quarter of fiscal year 2005 was consistent with the growth rate in fiscal year 2004.

Oncology Systems product revenues for the first quarter of fiscal year 2005 grew 5% over the unusually strong product revenues for the first quarter of fiscal year 2004, which had been 35% greater than those in the first quarter of fiscal year 2003.  Continued demand for our linear accelerators and our IMRT-enabling products formed the core of this growth.  Oncology Systems product revenues for the quarter were, however, adversely affected due to timing of product shipments and acceptances.

	Three Months Ended
Revenues by region (Dollars in millions)	December 31, 2004	January 2, 2004	Percent Change
North America	$139.0	$134.0	4%
Europe	66.8	62.9	6%
Asia	27.3	19.2	42%
Rest of world	8.3	4.7	75%
Total International	102.4	86.8	18%
Total	$241.4	$220.8	9%

North America as a percentage of Oncology Systems revenues	58%	61%
International as a percentage of Oncology Systems revenues	42%	39%

For the first quarter of fiscal year 2005, revenues in North America increased 4% over the unusually strong first quarter of fiscal year 2004, which had been 23% greater than the same quarter of fiscal year 2003.  The North American market has experienced a decrease in revenues growth rates as the rate of revenues growth from our IMRT-enabling products in North America has slowed, and revenues from our IGRT-enabling products are still small compared to our IMRT-enabling products.  The decrease in revenues growth in North America has been more than offset by revenues growth from our international markets.  This is consistent with the orders growth patterns discussed in the Net Orders section within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).

X-ray Products Revenues

	Three Months Ended
Revenues by region (Dollars in millions)	December 31, 2004	January 2, 2004	Percent Change
North America	$15.4	$13.7	12%
Europe	5.7	4.8	20%
Asia	21.9	17.8	23%
Rest of world	1.4	1.0	41%
Total International	29.0	23.6	23%
Total	$44.4	$37.3	19%

As a percentage of total revenues	15%	14%

All of our geographic regions contributed to the increase in X-ray Products revenues for the first quarter of fiscal year 2005 over the first quarter of fiscal year 2004.  X-ray Products revenues increased primarily due to the continued increase in demand from our major OEM customers in Asia and North America for our flat panel imaging products and for our high power, anode grounded CT scanning tube.

Other Revenues

	Three Months Ended
Revenues by sales classification (Dollars in millions)	December 31, 2004	January 2, 2004	Percent Change
Product	$9.6	$5.3	80%
Service Contracts and Other	3.6	3.6	—
Total Revenues	$13.2	$8.9	48%

As a percentage of total revenues	4%	3%

For our combined Other segment, which is comprised of GTC and our BrachyTherapy operations, the increase in revenues for the first quarter of fiscal year 2005 over the same period in fiscal year 2004 was due primarily to increased product sales within BrachyTherapy in all geographic regions.

Gross Margin

	Three Months Ended
Gross margin in absolute dollars (Dollars in millions)	December 31, 2004	January 2, 2004	Percent Change
	(As Adjusted) (1)
Oncology Systems	$102.6	$89.4	15%
X-ray Products	15.4	13.5	14%
Other	7.2	3.8	90%
Gross margin	$125.2	$106.7	17%

Gross margin by segment
Oncology Systems	42.5%	40.5%
X-ray Products	34.6%	36.2%
Total Company	41.9%	40.0%

(1) See Note 3 to the condensed consolidated financial statements.

Oncology Systems gross margin increased 2 percentage points for the first quarter of fiscal year 2005 from the same period of fiscal year 2004 due primarily to a mix shift towards higher margin products, a higher level of revenues related to acceptance of products and higher volume, partially offset by a shift to lower margin international revenues.  In addition, product costs decreased slightly in the core products due to cost reduction initiatives.  This margin improvement in Oncology Systems may not necessarily continue in the future, especially as revenues continue to shift towards our international markets that typically have lower margins than those for North America.

X-ray Products gross margin for the first quarter of fiscal year 2005 decreased 1.6 percentage points over the same period of fiscal year 2004 as significant gains in the flat panel product line were more than offset by higher warranty costs and manufacturing costs in our X-ray tube products.

Research and Development and Selling, General and Administrative

	Three Months Ended
(Dollars in millions)	December 31, 2004	January 2, 2004	Percent Change
Research and development	$18.4	$17.6	4%
As a percentage of total revenues	6%	7%
Selling, general and administrative	$46.2	$44.5	4%
As a percentage of total revenues	15%	17%

The increase in $0.8 million in research and development expenses for the first quarter of fiscal year 2005 compared to the same period in fiscal year 2004 was attributable to a net increase of $1.1 million in Oncology Systems and a net increase of $0.3 million in Other segment offset by a net decrease of $0.6 million in X-ray Products.  The increase in Oncology Systems was attributable primarily to: a) increased expenses of $0.6 million related to new projects from our recent acquisitions; and b) increased employee headcount, materials costs and consulting expenses totaling $0.6 million.  The decrease in X-ray Products was due primarily to the completion of a research project, which contributed $0.7 million to research and development expenses in the first quarter of fiscal year 2004.

The increase in $1.7 million in selling, general and administrative expenses for the first quarter of fiscal year 2005 compared to the same period in fiscal year 2004 was attributable primarily to: a) increased operating expenses of $1.0 million related to acquisitions and b) increased expenses of $0.8 million resulted from the relatively weak U.S. dollar which translated into higher operating expenses for our foreign operations.

Interest Income, Net

	Three Months Ended
(Dollars in thousands)	December 31, 2004	January 2, 2004	Percent Change
Interest income, net	$453	$433	5%

Taxes on Earnings

	Three Months Ended
	December 31, 2004	January 2, 2004	Change
Effective tax rate	34%	35%	(1)%

The decrease in effective tax rate for the first quarter of fiscal year 2005 was primarily due to an anticipated shift of earnings towards countries where we have lower statutory rates.  Our future effective tax rate could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof.

Net Earnings Per Diluted Share

	Three Months Ended
	December 31, 2004	January 2, 2004	Percent Change
Net earnings per diluted share	$0.29	$0.21	38%

The increase for both the first quarter of fiscal year 2005 can be attributed to the increase in total revenues and improvement in gross margins and operating expenses as a percentage of revenues.

Net Orders

	Three Months Ended
Total Net Orders (by segment and region) (Dollars in millions)	December 31, 2004	January 2, 2004	Percent Change

Oncology Systems:
North America	$134.8	$145.2	(7)%
Europe	98.1	78.9	24%
Asia	23.9	22.0	9%
Rest of world	14.6	9.0	62%
Total International	136.6	109.9	24%
Total Oncology Systems	$271.4	$255.1	6%

X-ray Products:
North America	$17.9	$13.4	33%
Europe	7.3	6.0	22%
Asia	22.8	23.7	(3)%
Rest of world	1.8	1.0	79%
Total International	31.9	30.7	4%
Total X-ray Products	$49.8	$44.1	13%

Other:	$13.1	$9.1	43%

Total Net Orders	$334.3	$308.3	8%

The increase in net orders for the first quarter of fiscal year 2005 was primarily due to the increase in Oncology Systems international net orders offset by a decline in North American net orders.  Oncology Systems benefited from a growing international market that contributed 50% of our total net orders for the business segment in the first quarter of fiscal year 2005 principally due to stronger cyclical demand after several years of very slow growth and, to a lesser extent, due to the relatively weak U.S. dollar that effectively made our pricing more competitive with our foreign competitors.  Net orders declined in North America as a result of an apparent contraction in the amount of business available for closure following a strong orders performance in the fourth quarter of fiscal year 2004.  This reflects typical quarterly volatility in a market where growth has slowed over the last two years following several years of heavy investment in advanced technology for IMRT.

For the trailing twelve months ended December 31, 2004, Oncology Systems net orders increased by 17%, including a 7% increase for North America and a 32% increase for international markets.  By comparison, the trailing twelve-month Oncology Systems net order growth rate in the first quarter of fiscal year 2004 was 17%, including a 15% increase for North America and a 22% increase for international markets.  Over the long-term, we continue to believe that Oncology Systems business segment can sustain global long-term growth of 10% to 15% a year due to fundamental market factors for growth in the radiation therapy market that we believe have remained unchanged.  These factors include the rising cancer incidence, underserved medical needs outside of the United States, technology advances that are leading to improvements in patient care, patient demand for more advanced and effective treatments (such as IMRT, IGRT and stereotactic cancer treatments), media and marketing promotions as well as educational efforts by hospitals and radiotherapy centers motivated to have the most modern systems to improve clinical outcomes and attract top medical talent.  In any given period, orders growth in either North America or international markets could be outside of this range.  Although orders usually result in future sales within twelve months, the actual timing of sales and revenue recognition varies significantly based on the delivery requirements of individual orders and are shorter for some types of orders, such as upgrades (i.e. the addition of new features or accessories to existing equipment).  Thus, orders in any quarter are not necessarily directly correlated to the level of sales in any particular future quarter.

X-ray Products net orders increased for the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004 due to a significant order for our flat panel image systems received during the first quarter of fiscal year 2005 and continuing strong demand for our high power, anode grounded CT scanning tubes.  Despite the strong increase in net orders, we continue to believe that our long-term expectations for X-ray Products growth will be in the 0% to 5% range as the X-ray tube market continues to mature and become more commoditized, with growth primarily being driven by the on-going success of key OEMs that incorporate our X-ray tube products and flat panel imaging devices into their medical diagnostic and industrial imaging systems.

Net orders in the Other segment, which comprised of GTC and our BrachyTherapy operations, increased 43% in the first quarter of fiscal year 2005 compared to the same quarter in fiscal year 2004 due primarily to net orders generated in brachytherapy.

Backlog

At December 31, 2004, we had a backlog of $1.0 billion, an increase of 18% compared to January 2, 2004.  Our Oncology Systems backlog at December 31, 2004 increased by 17%, including a 10% increase for North America and a 28% increase for international markets from January 2, 2004.

Outlook

Total Revenues:  For fiscal year 2005 based on our record backlog, we continue to expect that total company revenues should increase by about 13% to 14% over the total for fiscal year 2004.  For the second quarter of fiscal year 2005, we expect that total company revenues should increase in the low double digits.

Net Earnings Per Diluted Share:  We expect that net earnings per diluted share for fiscal year 2005 should increase by about 22% over the fiscal year 2004 total.  For the second quarter of fiscal year 2005, we expect that earnings per diluted share should increase by nearly 18% over their respective totals for the comparable quarter in fiscal year 2004.

Net Orders, Backlog and Outlook contain forward-looking statements and projections that are subject to the factors, risks and uncertainties set forth or referred to under “Forward Looking Statements,” “—Factors Affecting Our Business” and elsewhere in this Quarterly Report on Form 10-Q.  Actual results and the outcome or timing of certain events may differ significantly.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, acquire businesses and fund continuing operations. Our sources of cash include earnings, net interest income, borrowings under long-term loans, stock option exercises and employee stock purchases. Our cash usage is actively managed on a daily basis to ensure the maintenance of sufficient funds to meet our needs.

Liquidity

The following table summarizes our cash and cash equivalents and marketable securities:

(In millions)	December 31, 2004	October 1, 2004	Increase/ (Decrease)

Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$226	$239	$(13)
Marketable securities	138	154	(16)
Total	$364	$393	$(29)

The net decrease in cash and cash equivalents and marketable securities during the first quarter of fiscal year 2005 was primarily attributable to the use of cash and cash proceeds from maturities of marketable securities for the repurchase of common stock of $61 million and capital expenditures of $9 million, significantly offset by cash of $41 million generated from operating activities and cash provided by the issuance of common stock of $11 million related to employee stock option exercises.

At December 31, 2004, we had $364 million in cash, cash equivalents and marketable securities (approximately 40% of which was held abroad and could be subject to additional taxation if repatriated to the U.S.) compared to $393 million (approximately 29% of which was held abroad) at October 1, 2004.

Cash Flows

	Three Months Ended
(In millions)	December 31, 2004	January 2, 2004

Net cash flow provided by (used in):
Operating activities	$40.9	$57.5
Investing activities	(1.5)	(32.1)
Financing activities	(49.6)	(22.1)
Effects of exchange rate changes on cash and cash equivalents	(3.2)	(3.2)
Net increase (decrease) in cash and cash equivalents	$(13.4)	$0.1

Our primary cash inflows and outflows for the first quarter of fiscal years 2005 and 2004 were as follows:

•                  We generated net cash from operating activities of $40.9 million during the first quarter of fiscal year 2005, compared to $57.5 million for the same period of fiscal year 2004.  The $16.6 million decrease in net cash from operating activities during the first quarter of fiscal year 2005 compared to the same period of fiscal year 2004 was a result of an increase in net earnings of $11.0 million and an adjustment for a net decrease in non-cash items of $4.1 million, significantly offset by a net change of approximately $23.5 million in operating assets and liabilities (working capital items).  The net change in working capital items consisted primarily of an increase in accounts receivable of $17.0 million as a result of a shift to international deliveries which had longer payment terms and higher accounts receivable stemming from revenues which occurred late in the quarter but which were not yet due and an increase in inventories of $12.7 million due to anticipated customer demands.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments, accounts receivable collections, inventory management, and the timing of tax and other payments. For additional discussion, see “—Factors Affecting our Business” within this MD&A.

•                  Investing activities used $1.5 million of net cash for the first quarter of fiscal year 2005 compared to $32.1 million for the first quarter of fiscal year 2004.  We did not purchase any businesses during the first quarter of fiscal year 2005 but used $34.8 million for the purchase of businesses during the first quarter of fiscal year 2004.  Our net proceeds from maturities of marketable securities were $15.1 million during the first quarter of fiscal year 2005 compared to $11.6 million during the same period of fiscal year 2004.  Net cash used for the purchase of property, plant and equipment was $8.6 million during the first quarter of fiscal year 2005 compared to $4.0 million during the same period of fiscal year 2004.

•                  Financing activities used net cash of $49.6 million for the first quarter of fiscal year 2005, compared to net cash of $22.1 million used for the first quarter of fiscal year 2004. During the first quarter of fiscal year 2005, we used $60.8 million for the repurchase of common stock, which was offset by $11.2 million in proceeds received from employee stock option exercises.  During the first quarter of fiscal year 2004, we used $34.9 million for the repurchase of common stock, which was offset by $12.9 million in proceeds received from employee stock option exercises.

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

Performance Metrics

Trade accounts receivable days of sales outstanding, or DSO, were 85 at December 31, 2004, compared to 76 at January 2, 2004.  Our accounts receivable and DSO are impacted primarily by timing of product shipments, collections performance and payment terms.  In the first quarter of fiscal year 2005, DSO was up 9 days from the first quarter of fiscal year 2004, which had a 13-day improvement over the same quarter of fiscal year 2003.  The increase in DSO for the first quarter of fiscal year 2005 over the same quarter of fiscal year 2004 was primarily the result of a higher proportion of revenue occurring in the second half of the quarter, with a shift to international deliveries also contributing the increase.

From time to time, we provide to our qualified customers extended payment terms as a competitive factor in winning customers and displacing our competitors.  Such extended payment terms can also negatively affect our DSO and may increase the risk of collectibility of our accounts receivable as our customers’ financial condition could change adversely during the extended payment period.

Accrued Expenses

At December 31, 2004, accrued expenses increased approximately $6 million from October 1, 2004 due primarily to an increase of $10 million for our purchase of foreign currency hedges related to firm commitments under SFAS No. 149 and an increase in deferred revenues of $6 million, partially offset by net decreases in accrued compensation of $12 million.

Stock Repurchase Program

On November 19, 2004, our Board of Directors authorized a repurchase of up to 6,000,000 shares of our common stock through the December 31, 2005 in addition to the 1,460,000 shares of common stock available for repurchase under the previously approved program as of October 1, 2004.  During the first quarter ended December 31, 2004, we paid $60.8 million to repurchase 1,460,000 shares of our common stock.  All shares that have been repurchased have been retired.  As of December 31, 2004, we could still purchase up to 6,000,000 shares of our common stock.

Contractual Obligations

There has been no significant change to our contractual obligations since it was reported in our Annual Report on Form 10-K for the fiscal year ended October 1, 2004 except that in the first quarter of fiscal year 2005 we purchased a facility in Las Vegas that we had previously leased and assumed from the seller a loan that will mature in installments through November 2011.  The remaining balance of the loan amounted to approximately $2.6 million at December 31, 2004.

Total debt as a percentage of total capital increased to 10.7% at December 31, 2004 compared to 10.2% (as adjusted) at October 1, 2004 due to the addition to debt of the loan assumed in connection with the Las Vegas facility purchased in the first quarter of fiscal year 2005. The ratio of current assets to current liabilities decreased to 1.90 to 1 at December 31, 2004 from 1.94 to 1 (as adjusted) at October 1, 2004.

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

In addition, we may be required to incur significant additional costs to comply with future changes in existing environmental laws and regulations or new laws and regulations.  For example, several countries are proposing to require manufacturers to take back, recycle and dispose of products at the end of the equipment’s useful life. The European Union or EU has adopted directives that when implemented will require medical equipment manufacturers to bear some or all of the cost of product disposal at the end of the products’ useful life, thus creating increased costs for our operations.  The EU has also adopted a directive that may require the adoption of restrictions on the use of some hazardous substances in certain of our products sold in the EU.  This directive could create increased costs for our operations.

From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. Under various laws (such as the federal Superfund law) and under our obligations concerning operations before the spin-offs by the Company of VI and VSEA in 1999, we are overseeing environmental cleanup projects from our pre-spin-offs operations, and as applicable, reimbursing third parties (such as the U.S. Environmental Protection Agency or other responsible parties) for cleanup activities. Under the terms of the agreement governing the spin-offs, VI and VSEA are each obligated to indemnify us for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by us). The cleanup projects we are overseeing are being conducted under the direction of or in consultation with relevant regulatory agencies. We estimate these cleanup projects will take up to approximately 30 years to complete. As described below, we have accrued a total of $16.6 million at December 31, 2004 to cover our liabilities for these cleanup projects:

•                  Our estimate of future costs to complete certain cleanup activities ranges from $3.8 million to $7.3 million. For these estimates, we have not discounted the costs to present dollars because of the uncertainties that make it difficult to develop a best estimate and have accrued $3.8 million, which is the amount at the low end of the range.

•                  For ten cleanup projects, we have sufficient knowledge to develop better estimates of our future costs.  Formal agreements with other parties defining the Company’s future liabilities or formal cleanup plans for these sites have been approved by or completed in accordance with requirements of the state or federal environmental agency with jurisdiction over the site.  While our estimate of future costs to complete these cleanup projects, including third party claims, ranges from $13.2 million to $44.9 million, our best estimate within that range is $19.4 million. For these projects we have accrued $12.8 million; which is our best estimate of the $19.4 million discounted to present dollars at 4%, net of inflation.

When we developed the estimates above, we considered the financial strength of other potentially responsible parties. These amounts are, however, only estimates and may be revised in the future as we get more information on these projects. We may also spend more or less than these estimates. Based on current information, we believe that our reserves are adequate. At this time, management believes that it is remote that any single environmental event would have a materially adverse impact on our consolidated financial statements in any single fiscal year. We spent $0.4 million and $0.8 million, net of amounts borne by VI and VSEA, during the first quarter ended December 31, 2004 and January 2, 2004, respectively.

We receive cash payments in the form of settlements and judgments from various insurance companies, defendants and other third parties from time to time. In addition, we have an agreement with an insurance company to pay a portion of our past and future expenditures. As a result of this agreement, we have a $3.3 million receivable included in “Prepaid expenses and other current assets” and “Other assets” as of December 31, 2004. We believe that this receivable is collectible because it is based on a binding, written settlement agreement with a financially viable insurance company and the insurance company has paid the claims that we have made.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products.  The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is unlimited.  As of December 31, 2004, we have not incurred any costs since the spin-offs to defend lawsuits or settle claims related to these indemnification arrangements.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4.  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning in our fourth quarter of fiscal year 2005. We do not believe the adoption of SFAS No. 151 will have a material effect on our consolidated financial position, results of operations or cash flows.

FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) on enterprises’ income tax expense and deferred tax liability.  The Jobs Creation Act was enacted on October 22, 2004.  FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.  We have not yet completed our evaluation on the impact of the repatriation provisions.  Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Creation Act.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.  SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged.  SFAS No. 153 is effective for nonmonetary asset exchanges beginning in our fourth quarter of fiscal year 2005. We do not believe the adoption of SFAS No. 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation and superseded Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees.  SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25 but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of earnings.  SFAS No. 123R is effective beginning in our fourth quarter of fiscal year 2005 and allows, but does not require, us to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R. We have not yet determined which fair-value method and transitional provision it will follow. The impact on our financial statements of applying Black-Scholes option valuation method of accounting for stock options is disclosed in the Stock-Based Compensation section of Note 1 to the Condensed Consolidated Financial Statements.

Factors Affecting Our Business

The following risk factors and other information included in this Form 10-Q should be carefully considered.  The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be materially adversely affected.

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

IMRT is a form of three-dimensional conformal radiation therapy that links beam shaping and portal imaging accessories, treatment planning and information management software to the actual treatment delivery device, the linear accelerator.

While we believe that IMRT is becoming a well-accepted standard of treatment in the radiation oncology market, if future studies fail to confirm the effectiveness of IMRT or our products or show negative side effects, or if other more effective technologies are introduced, our revenues could fail to increase or could decrease.  Our success will depend upon the continued growth in awareness, acceptance and success of IMRT in general and acceptance of our products utilizing this technology in particular.  However, as more institutions purchase IMRT-equipped linear accelerators or upgrade their existing accelerators with IMRT technology, the market for IMRT-related products may become saturated and we will face competition from newer technologies.  In fact, orders and revenues for our Oncology Systems business in North America have grown very rapidly over the last five years due largely to the adoption of IMRT as an accepted standard of treatment for radiation oncology.  While we expect that our Oncology Systems North American orders and revenues will continue growing, this high rate of growth is not sustainable and we have seen and continue to expect that the rate of growth for IMRT-related equipment will be lower than what we have experienced, particularly in the North American market.  Our future success, therefore, will depend on our ability to accurately anticipate and capitalize on new customer demands through technological innovations and changes, including new technologies for treatment such as IGRT.

IGRT is a very new cancer treatment methodology that allows for dynamic, real-time X-ray imaging and precise treatment of small, moving and changing tumors with greater dose intensity and accuracy while preserving healthy surrounding tissue.  We are currently investing in product development to design new classes of imaging products for IGRT treatment as well as enhancements to existing products to enable IGRT treatment capabilities. We believe IGRT is the next generation in radiotherapy treatment of cancers, combining IMRT treatment with sophisticated real-time imaging and visualization systems, and that it will be a driver of growth in our Oncology Systems business over the next several years.  IGRT, while recognized as a new technology driver in radiation therapy, is nevertheless a nascent technology that is not yet widely accepted or adopted.  Our future success depends upon the wide spread awareness, acceptance and adoption by the radiation oncology market of IGRT and our IGRT products as an evolutionary technology and methodology for radiotherapy treatment of cancers.  If our assumptions regarding the future importance of IGRT are incorrect, if IGRT fails to be effective as a treatment methodology or if IGRT fails to become widely accepted, our revenues could fail to increase or could decrease.

As radiation oncology treatment becomes more complex, our customers are increasingly concerned about the integration and simplicity of use of our various products for treating patients.  For example, our linear accelerators, treatment simulators, treatment verification products and treatment planning and information management software products are highly sophisticated and require a high level of training and education in order to competently and safely use such products.  The complexity and training requirements are further increased since our products are designed so that they are capable of operating together within integrated treatment systems.  We have directed substantial product development efforts into more tightly integrating our products so that they are capable of operating more seamlessly within a system and into simplifying the usability of our products through enhancement such as more intuitive user interfaces and greater software intelligence.  We anticipate that these efforts to enable greater integration and enhance simplicity-of-use will increase the acceptance and adoption of IMRT and IGRT and will foster greater demand for our products from new customers and upgrades from existing customers.  If we are unsuccessful in these efforts to enable greater integration and enhance simplicity-of-use efforts or if our assumptions about the importance of these features to customers are inaccurate, our revenues could fail to increase or could decrease.

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

We conduct business globally. Our international revenues accounted for approximately 46% and 42% of revenues during the first quarter ended December 31, 2004 and January 2, 2004, respectively. As a result, we must provide significant service and support on a worldwide basis, and we have sales and service offices located throughout Europe, Asia, Latin America and Australia. In addition, we have manufacturing and research operations in England, Germany, Switzerland and Finland.  We have invested substantial financial and management resources to develop an international infrastructure to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will be able to compete successfully in the international market or meet the service and support needs of such customers. Accordingly, our future results could be harmed by a variety of factors, including:

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

•                  fluctuations in foreign currency exchange rates, which may affect product demand or the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services or of our expenses is made in the local currency;

•                  our ability to obtain U.S. export licenses and other required export or import licenses or approvals;

•                  changes in the political, regulatory, safety or economic conditions in a country or region; and

•                  the possibility that it may be more difficult to protect our intellectual property in foreign countries.

Also, historically our international sales have had lower average selling prices and gross margins.  So, as the geographic distribution of our orders and sales shifts increasingly towards our international regions, our overall rate of orders growth (measured in U.S. dollars) could slow down and overall revenues and gross margins may be negatively affected.

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

In addition, long-term movements in currency rates could affect the competitiveness of our products.  Even though sales of our products internationally occurs predominantly in local currencies, our cost structure is largely U.S. dollar based, and some of our competitors may have cost structures based in other currencies, so our overall margins and pricing competitiveness may be adversely affected.  In fact, we have benefited from the relatively weak U.S. dollar that has made our pricing more competitive with our foreign competitors.  This has been a contributor to our international orders and revenues growth.  To the extent that the U.S. dollar strengthens against other countries’ currencies, this will cease to be a positive factor for our international growth and may result in slower growth in our international orders and revenues, which then could negatively affect our overall financial performance and results.  The relative weakness of the U.S. dollar against other currencies has been a subject of policy discussions within the U.S. government and among other countries’ governments.  Changes in monetary or other policies will likely affect such foreign currency exchange rates.

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

In the United States, as a manufacturer and seller of medical devices and devices utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the U.S. Food and Drug Administration, or FDA, and state and local regulatory agencies, such as the State of California, to ensure such devices are safe and effective.  Such regulations, which include the U.S. Food, Drug and Cosmetic Act, or the FDC Act, and regulations promulgated by the FDA, govern the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, possession, marketing, transportation, disposal, clinical investigations involving humans, sale and marketing of medical devices, post-market surveillance, repairs, replacements, recalls and other matters relating to medical devices, radiation producing devices and devices utilizing radioactive by-product material. State regulations are extensive and vary from state to state. Our Oncology Systems equipment and software, but not industrial products, and our brachytherapy products constitute medical devices subject to these regulations.  Our X-ray tube products and our flat panel imaging products are also considered medical devices. Future products in any of our business segments may constitute medical devices and be subject to regulation as such.  These laws require that manufacturers adhere to certain standards designed to ensure that the medical devices are safe and effective. Under the FDC Act, each medical device manufacturer must comply with requirements applicable to manufacturing practices.

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

In addition to FDA-required market clearances and approvals, our manufacturing operations are required to comply with the FDA’s Quality System Regulation, or QSR, which addresses the quality program requirements such as a company’s management responsibility for the company’s quality systems, and good manufacturing practices, product design, controls, methods, facilities and quality assurance controls used in manufacturing, assembly, packing, storing and installing medical devices.  Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for us to be able to continue to market cleared or approved product offerings.  The FDA makes announced and unannounced inspections to determine compliance with the QSR and may issue 483 reports listing instances where we have failed to comply with applicable regulations and/or procedures or Warning Letters which, if not adequately responded to, could lead to enforcement actions against us, including fines, the total shutdown of our production facilities and criminal prosecution.

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

As a participant in the healthcare industry, we are also subject to extensive laws and regulations in addition to FDA regulation on a broad array of additional subjects at the federal, state and local levels.  These include laws and regulations protecting the privacy and integrity of patient medical information, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, “fraud and abuse” laws and regulations such as physician self-referral prohibitions, anti-kickback laws, and false claims laws. We also must comply with numerous federal, state and local laws of more general applicability relating to such matters as safe working conditions, manufacturing practices and fire hazard control.

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

Our operations and sales of our products outside the United States are subject to regulatory requirements that vary from country to country, and may differ significantly from those in the United States.  In general, our products are regulated outside the United States as medical devices by foreign governmental agencies similar to the FDA and the FTC. We are also subject to laws and regulations outside the United States applicable to manufacturers of medical devices, radiation producing devices and products utilizing radioactive materials, and laws and regulations of general applicability relating to matters such as environmental protection, safe working conditions, manufacturing practices and other matters, in each case that are often comparable, if not more stringent, than regulation in the United States.  Our sales of products in foreign countries are also subject to regulation of matters such as product standards, packaging requirements, labeling requirements, environmental and product recycling requirements, import restrictions, tariff regulations, duties and tax requirements. We rely in some countries on our foreign distributors to assist us in complying with foreign regulatory requirements. We may be required to incur significant time and expense in obtaining and maintaining non-United States regulatory approvals and in complying with non-United States. laws and regulations.  Delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals or failure to comply with existing or future regulatory requirements could restrict or prevent us from doing business in the applicable country or subject us to a variety of enforcement actions, which would adversely affect our business.

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

The laws and regulations applicable to us and our business and their enforcement are constantly undergoing change, and we cannot predict what effect, if any, changes may have on our business.  In addition, new laws and regulations may be adopted which adversely affect our business. There has been a trend in recent years, both in the United States and foreign countries, toward more stringent regulation and enforcement of requirements applicable to medical device manufacturers. The continuing trend of more stringent regulatory oversight in product clearance and enforcement activities may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses.  There is a continuing trend for governments around the world, including the United States and Canada, to start charging fees for the review of pre-market notification clearances.

THE MARKETS IN WHICH WE COMPETE ARE HIGHLY COMPETITIVE, AND WE MAY LOSE MARKET SHARE TO COMPANIES WITH GREATER RESOURCES OR WHICH ARE ABLE TO DEVELOP MORE EFFECTIVE TECHNOLOGIES, OR WE COULD BE FORCED TO REDUCE OUR PRICES

The markets for radiation therapy equipment and software are characterized by rapidly evolving technology, intense competition and pricing pressure. Our Oncology Systems products and services compete with those of a substantial number of foreign and domestic companies.  Some of these companies have greater financial, marketing and other resources than we have.  Also, we expect that the rapid technological changes occurring in our markets will lead to the entry of new competitors into our markets, as well as our encountering new competitors as we apply our technologies in new markets such as stereotactic radiosurgery for neurosurgical treatments. Our ability to compete successfully depends in part on our ability to provide technologically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, together in a complete package of products and services, and to do so ahead of our competitors.  Our ability to compete in the radiation therapy market may be adversely affected when purchase decisions are based solely upon price since our products are generally sold on a total value to the customer basis.  This may occur if hospitals and clinics give purchasing decision authority to group purchasing organizations that focus solely on pricing as the primary determinant in making purchase decisions.  In our sales of linear accelerator products for radiotherapy and radiosurgery, we compete primarily with Siemens Medical Solutions, Elekta AB, Tomotherapy Incorporated and Accuray Incorporated.  We compete with a variety of companies, such as IMPAC Medical Systems, Inc., Philips Medical Systems, Computerized Medical Systems, Inc., North American Scientific, Inc., Nucletron B.V. and Elekta AB, in our software systems, treatment simulation and verification products and accessories product lines.  In respect of our BrachyTherapy operations, our primary competitor is Nucletron B.V.  For the service and maintenance business for our products, we compete with independent service organizations and our customers’ internal service organizations.

The market for X-ray tube products is extremely competitive. All of the major diagnostic imaging systems companies, which are the primary customers of our X-ray Products business, also manufacture X-ray tubes for use in their own products. We must compete with these in-house X-ray tube manufacturing operations that are naturally favored by their affiliated companies. As a result, we must have a competitive advantage in one or more significant areas, which may include lower product cost, better product quality or superior technology and performance. We sell a significant volume of our X-ray tube products to companies such as Toshiba Corporation, Hitachi Medical Corporation, Shimadzu Corporation, Philips Medical Systems and GE, all of which have in-house X-ray tube production capability. In addition, we compete against other stand-alone X-ray tube manufacturers such as Comet AG and IAE Industria Applicazioni Elettroniche Spa.

In each of our business segments, existing competitors’ actions and new entrants may adversely affect our ability to compete. These competitors could develop technologies and products that are more effective than those we currently use or produce or that could render our products obsolete or noncompetitive. In addition, the timing of competitors’ introduction of products into the market could affect the market acceptance and market share of our products.  If we are unable to develop competitive products, gain regulatory approval and supply commercial quantities of such products to the market as quickly and effectively as our competitors, market acceptance of our products may be limited and our sales reduced. In addition, some of our smaller competitors could be acquired by larger companies that have greater financial strength, which could enable them to compete more aggressively. Some of our suppliers or distributors could also be acquired by competitors, which could disrupt these supply or distribution arrangements and result in less predictable and reduced revenues in our businesses.  Therefore, such competitive factors or our failure to achieve the above dependencies could have a negative affect on our pricing, sales, market share and gross margins and our ability to maintain or increase our operating margins.

INTEROPERABILITY OF OUR PRODUCTS WITH ONE ANOTHER AND THEIR COMPATIBILITY WITH THIRD PARTY PRODUCTS IS BECOMING INCREASINGLY IMPORTANT, AND IF WE ARE UNABLE TO MAKE OUR PRODUCTS INTEROPERATE WITH ONE ANOTHER OR COMPATIBLE WITH WIDELY USED THIRD PARTY PRODUCTS, SALES OF OUR PRODUCTS COULD DECREASE

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

We also rely on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our proprietary rights. We cannot assure you that such protections will prove adequate, that contractual agreements will not be breached, that we will have adequate remedies for any such breaches, or that our trade secrets will not otherwise become known to or independently developed by others. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We cannot assure you that our trademarks will not be used by unauthorized third parties. We also have agreements with third parties that license to us certain patented or proprietary technologies. If we were to lose the rights to license these technologies, or our costs to license these technologies were to materially increase, our business would suffer.

THIRD PARTIES MAY CLAIM WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY, AND WE COULD SUFFER SIGNIFICANT LITIGATION OR LICENSING EXPENSES OR BE PREVENTED FROM SELLING OUR PRODUCTS

The industries in which we compete are characterized by a substantial amount of litigation over patent and other intellectual property rights. Our competitors, like companies in many high technology businesses, continually review other companies’ products for possible conflicts with their own intellectual property rights.  Determining whether a product infringes a third party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights.  While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties alleging infringement of patent or other intellectual property rights relating to their products. Any contest regarding patents or other intellectual property could be costly and time-consuming, and could divert our management and key personnel from our business operations.  We cannot assure you that we would prevail in any such contest.  We also do not maintain insurance for such intellectual property infringement.  Therefore, if we are unsuccessful in defending any such infringement claim, we may be subject to significant damages or injunctions against development and sale of our products, or may be required to enter into costly royalty or license agreements.  We cannot assure you that any licenses required would be made available on acceptable terms or at all.

SINCE WE DEPEND UPON A LIMITED GROUP OF SUPPLIERS, AND IN SOME CASES SOLE SOURCE SUPPLIERS, FOR SOME PRODUCT COMPONENTS, THE LOSS OF A SUPPLIER COULD REDUCE OUR ABILITY TO MANUFACTURE PRODUCTS, CAUSE MATERIAL DELAYS IN OUR ABILITY TO DELIVER PRODUCTS, OR SIGNIFICANTLY INCREASE OUR COSTS

We obtain some of the components and subassemblies included in our products from a limited group of suppliers, or in some cases a single-source supplier; for example, the source wires for high-dose afterloaders, klystrons for linear accelerators, imaging panels, non-coated array sensors and coating for array sensors for the flat panels, specialized integrated circuits for imaging subassemblies, and some targets, housings and glass bulbs for X-ray tubes. If we lose any of these suppliers, we would be required to obtain and qualify one or more replacement suppliers, which may then also require us to redesign or modify our products to incorporate such new parts and/or further require us to obtain clearance, qualification or certification of such product by the FDA or other applicable regulatory approvals in other countries. Such an event will likely cause material delays in delivery and significantly increase costs for the affected product.  Although we have obtained limited insurance to protect against business interruption loss, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all.  Disruptions or loss of any of our limited- or sole-source components or subassemblies, including the ones referenced above, could adversely affect our business and financial results and could result in damage to customer relationships.

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

Our success will depend, in part, on our ability to expand our product offerings and grow our businesses in response to changing technologies, customer demands and competitive pressures.  In some circumstances, we may determine to do so through the acquisition of complementary businesses, products or technologies rather than through internal development. In fiscal year 2004, we acquired Zmed, Inc, a provider of radiation oncology software and accessories for ultrasound-based, image-guided radiotherapy, stereotactic radiation treatments and image management to our suite of products, OpTx Corporation, a medical oncology information systems software provider, and the service business of Mitsubishi Electric Corp.’s radiation therapy business. In the second quarter of fiscal year 2005, we also acquired Sigma Micro Informatique Conseil, a French radiation and medical oncology information system software provider.  The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions.  Furthermore, even if we successfully complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products or technologies into our operations, and the process of integration could be expensive, time consuming and may strain our resources. In addition, we may be unable to retain employees of acquired companies, or retain the acquired company’s customers, suppliers, distributors or other partners who are our competitors or who have close relationships with our competitors.  Consequently, we may not achieve anticipated benefits and could harm our existing business. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges such as in-process research and development, any of which could harm our business and affect our financial results.

WE UTILIZE DISTRIBUTORS FOR A PORTION OF OUR SALES, THE LOSS OF WHICH COULD HARM OUR REVENUES IN THE TERRITORY SERVICED BY THESE DISTRIBUTORS

We have strategic relationships with a number of key distributors for sales and service of our products, principally in foreign countries. If these strategic relationships are terminated and not replaced, our revenues and/or ability to service our products in the territories serviced by these distributors could be adversely affected.

BECAUSE OUR PRODUCTS INVOLVE THE DELIVERY OF RADIATION AND DIAGNOSTIC IMAGING OF THE HUMAN BODY AND ARE SUBJECT TO EXTENSIVE REGULATION, PRODUCT DEFECTS MAY RESULT IN MATERIAL PRODUCT LIABILITY OR PROFESSIONAL ERRORS AND OMISSIONS CLAIMS, INVESTIGATION BY REGULATORY AUTHORITIES OR PRODUCT RECALLS THAT COULD HARM FUTURE REVENUES AND REQUIRE US TO PAY MATERIAL UNINSURED CLAIMS

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

The United States government has in the past, and may in the future, consider (and state and local, as well as a number of foreign governments, are considering or have adopted) healthcare policies intended to curb rising healthcare costs. These policies have included, and may in the future include, rationing of government-funded reimbursement for healthcare services and imposing price controls on medical products and services providers. Future significant changes in the healthcare systems in the United States or elsewhere could have a negative impact on the demand for our products and services, and the way we conduct business.  We are unable to predict what healthcare reform legislation or regulation, if any, will be enacted in the United States or elsewhere, whether other healthcare legislation or regulation affecting our business may be proposed or enacted in the future, or what effect any such legislation or regulation would have on our business.

In addition, sales of some of our products indirectly depend on whether adequate reimbursement is available to our customers for the treatment provided by those products from third-party healthcare payors, such as government healthcare insurance programs, including the Medicare and Medicaid programs, private insurance plans, health maintenance organizations and preferred provider organizations. Once Medicare has made a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually.  Private third-party payors often adopt Medicare reimbursement policies and payment amounts.  As a result, decisions by the Centers for Medicare and Medicaid Services or CMS to reimburse for a treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a treatment would likely extend to third-party payor reimbursement policies and amounts for that treatment as well.  The availability of such reimbursement for treatments using our products and the relevant reimbursement rates can affect our customers’ decisions to purchase our products or the products into which our X-ray tube and flat panel imaging products are integrated. For example, currently Medicare reimbursement rates for IMRT treatments are substantially higher than the reimbursement rates for standard radiotherapy treatments, and recent growth in our business has been driven in part by growth in sales of IMRT and IMRT-related products. Any material adverse change in Medicare’s reimbursement policies regarding IMRT treatments or other procedures using our products, or material reduction in reimbursement rates for such procedures, could reduce demand for our products and have a material adverse effect on our revenues.  In addition, the executive branch of the federal government and the Congress from time to time consider various Medicare and other healthcare reform proposals that could significantly affect both private and public reimbursement for healthcare services. If a proposal that significantly reduced reimbursement rates for our products or procedures using our products were enacted into law, it could adversely affect the demand for these products and our business would suffer.

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

We have experienced and expect in the future to experience fluctuations in our operating results. Many of our products require significant capital expenditures by our customers. Accordingly, individual product orders and revenues can be quite large in dollar amounts, and the timing of when individual orders or revenues are made could have an effect our quarterly earnings. Timing of order placement from customers and their willingness to commit to purchase products are inherently difficult to predict or forecast.  Once orders are received, factors that may affect whether these orders become revenues are the timing include:

•                  delay in shipment due, for example, to unanticipated construction delays at customer locations where our products are to be installed, cancellations by customers, natural disasters, port strikes or manufacturing difficulties;

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

Because many of our operating expenses are based on anticipated capacity levels and a high percentage of such expenses are fixed for the short term, a small variation in the timing of revenue recognition can cause significant variations in operating results from quarter to quarter.  If results fall below the expectation of securities analysts and investors, the trading price of our common stock would almost certainly decline.

We report on a quarterly and annual basis our net orders and backlog results.  It is important to understand that, unlike revenues, net orders and backlog are not governed by the rules of generally accepted accounting principles in the United States, or GAAP and are not within the scope of our audit review; therefore, investors should not interpret our net orders or backlog results in such a manner.  Also, our net orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues as the timing of such revenues is dependent upon completion of customer site preparation and construction, installation scheduling, customer capital budgeting and financing, appropriate regulatory authorizations and other factors.  Unexpected levels of cancellation of individual orders will reduce the quarterly net orders results and also affect the level of future revenues.  Accordingly, we cannot be sure if or when orders will mature into revenues. Our operating results for net orders and backlog in one or more future periods may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

We prepare our financial statements to conform with GAAP. These principles are subject to interpretation by the FASB, AICPA, the SEC and various other bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced.

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

THE EFFECT OF TERRORISM OR AN OUTBREAK OF EPIDEMIC DISEASES MAY NEGATIVELY AFFECT SALES AND HINDER OUR OPERATIONS

Concerns about terrorism or an outbreak of epidemic diseases such as Severe Acute Respiratory Syndrome, or SARs, especially in our major markets of North America or Europe, could have a negative effect on travel and our business operations, and result in adverse consequences on our revenues and financial performance.  For example, during the third quarter of fiscal year 2003, our sales and business operations in Asia were negatively affected by the outbreak of SARs in Asia.

AS A STRATEGY TO UTILIZE OUR AVAILABLE CASH TO BETTER ASSIST OUR SALES EFFORTS, WE HAVE BEGUN OFFERING EXTENDED PAYMENT TERMS, WHICH MAY POTENTIALLY RESULT IN HIGHER DSO AND GREATER PAYMENT DEFAULTS

In light of the relatively low interest rates on short-term investments and in order to better utilize our strong cash position in a manner to better assist sales of our products, we have begun offering longer or extended payment terms for qualified customers in more circumstances.  While we qualify customers to whom we offer such longer or extended payment terms, there can be no assurance that the financial positions of such customers will not change adversely over the longer time period given for payment.  In such an event, we may experience an increase in payment defaults in our accounts receivable, which will, if not adequately reserved for, adversely affect our revenues and net earnings.  Also, such longer or extended payment terms will likely result in an increase in our DSO.

OUR OPERATIONS ARE VULNERABLE TO INTERRUPTION OR LOSS DUE TO NATURAL DISASTERS, POWER LOSS, STRIKES AND OTHER EVENTS BEYOND OUR CONTROL, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS

We conduct a significant portion of our activities including manufacturing, administration and data processing at facilities located in the State of California and other seismically active areas that have experienced major earthquakes in the past, as well as other natural disasters. We carry limited earthquake insurance for inventory only.  Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting our facilities, it could significantly disrupt our operations, delay or prevent product manufacture and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, and result in large expenses to repair or replace the facilities.  In addition, our facilities, particularly in the State of California, may be subject to a shortage of available electrical power and other energy supplies.  Such shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business.  In addition, our products are typically shipped from a limited number of ports, and any natural disaster, strike or other event blocking shipment from such ports could delay or prevent shipments and harm our business.

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

Currency Exchange Rate Risk

As a global entity, we are exposed to movements in currency exchange rates. These exposures may change over time as business practices evolve and adverse movements could have a material adverse impact on our financial results.  Our primary exposures related to non-United States dollar denominated sales and expenses throughout Europe, Asia and Australia.

We have significant international transactions in foreign currencies and address related financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and adhere to a policy of hedging firmly committed sales orders. These firmly committed foreign currency sales orders, excluding the amounts relating to the products made outside of the United States, are hedged with forward exchange contracts. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating currency exchange rates. We do not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts range from one to twelve months in original maturity. As of December 31, 2004, we did not have any forward exchange contract with an original maturity greater than twelve months, but we may hedge beyond twelve months in the future.

We also hedge the balance sheet exposures from our various foreign subsidiaries and business units having U.S. dollar functional currencies.  We enter into these monthly foreign exchange forward contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

The notional value of sold forward exchange contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding as of December 31, 2004 totaled $372.0 million. The notional value of purchased forward exchange contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding as of December 31, 2004 totaled $24.4 million.  The notional amounts of forward exchange contracts are not a measure of our exposure.  The fair value of forward exchange contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts.  A move in currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.  Accordingly, we believe that our hedging strategy should yield no material net impact to our results of operations or cash flows.

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

The principal amount of cash, cash equivalents and marketable securities at December 31, 2004 totaled $ 364 million with a weighted average interest rate of 1.6% and an estimated average tax equivalent yield of 2.1%.  All of our marketable securities at December 31, 2004 were in municipal bonds. Our investment portfolio of municipal bonds and corporate debt securities is classified as held-to-maturity, and any gains or losses relating to changes in interest rates would occur in the unlikely event of liquidation of all or part of the investment portfolio. Our debt of $61 million at December 31, 2004 carried a weighted average fixed interest rate of 6.9% with principal payments due in various installments over the next ten years.

The estimated fair value of our cash and cash equivalents and marketable securities (40% of which was held abroad at December 31, 2004 and could be subject to additional taxation if it was repatriated in the United States) approximated the principal amounts of these financial instruments.

Although payments under some of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Item 4.  Controls and Procedures

(a)          Disclosure controls and procedures. Based on our management’s evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)         Changes in internal controls over financial reporting. There were no changes that occurred during the first fiscal quarter of fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to various legal proceedings and claims that are discussed in the Note 8 to the Condensed Consolidated Financial Statements under the caption “Contingencies” and such discussion is incorporated by reference into this item. We are also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business.  While we can provide no assurances as to the ultimate outcome of any litigation, management does not believe any pending legal proceeding will result in a judgment or settlement that would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the shares of common stock repurchased by us during the first quarter of fiscal year 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2, 2004 - October 29, 2004	—	—	—	1,460,000	(1)
October 30, 2004 - November 26, 2004	662,500	$40.15	662,500	6,797,500	(2)
November 27, 2004 - December 31, 2004	797,500	$42.88	797,500	6,000,000
Total	1,460,000	$41.64	1,460,000

(1) On November 12, 2003, we announced that our Board of Directors had authorized a repurchase of up to three million shares (on a pre-July 30, 2004 stock split basis) of our common stock over the period through August 31, 2005.  After repurchases made by us during fiscal year 2004, 1,460,000 shares of common stock remained available for repurchase under this program as of October 1, 2004.  After repurchases made by us during the first quarter of fiscal year 2005, no shares of common stock remained available for repurchase under this program.

(2) On November 19, 2004, we announced that our Board of Directors had authorized a repurchase of up to 6,000,000 shares of our common stock over the period through December 31, 2005.  We will fund the stock repurchases, which will be made from time to time at prices deemed appropriate by management, from our available working capital.  Shares will be retired and cancelled upon repurchase.  As of December 31, 2004, we could repurchase up to 6,000,000 shares of our common stock under this program.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matter to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)                                  Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description
3.2	Registrant’s By-Laws, as amended.
10.1†	Registrant’s Employment Letter dated September 17, 2004 with Dow R. Wilson as Corporate Vice President and President, Oncology Systems, effective January 10, 2005.
10.2†	Registrant's New Compensation Structure for Non-Employee Directors of Varian Medical Systems, Inc.
15.1	Letter Regarding Unaudited Interim Financial Information.
18.1	Letter Regarding Change in Accounting Principles
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: February 7, 2005	By:	/s/ ELISHA W. FINNEY
Elisha W. Finney
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.2	Registrant’s By-Laws, as amended.
10.1†	Registrant’s Employment Letter dated September 17, 2004 with Dow R. Wilson as Corporate Vice President and President, Oncology Systems, effective January 10, 2005.
10.2†	Registrant's New Compensation Structure for Non-Employee Directors of Varian Medical Systems, Inc.
15.1	Letter Regarding Unaudited Interim Financial Information.
18.1	Letter Regarding Change in Accounting Principles
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Management contract or compensatory arrangement.