Form 10-Q
period 2005-04-01
VARIAN MEDICAL SYSTEMS INC
filed 2005-05-09
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 132,133,493 shares of Common Stock, par value $1 per share, outstanding as of May 2, 2005.

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

Signatures

Index to Exhibits

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	April 1, 2005	April 2, 2004 (1)	April 1, 2005	April 2, 2004 (1)
		(As Adjusted)		(As Adjusted)

Revenues:
Product	$296,950	$279,268	$545,121	$507,076
Service contracts and other	53,929	41,397	104,714	80,554

Total revenues	350,879	320,665	649,835	587,630

Cost of revenues:
Product	168,528	159,092	314,114	293,838
Service contracts and other	32,196	29,082	60,382	54,592

Total cost of revenues	200,724	188,174	374,496	348,430

Gross margin	150,155	132,491	275,339	239,200

Operating expenses:
Research and development	20,228	18,471	38,596	36,075
Selling, general and administrative	50,667	46,989	96,857	91,461

Total operating expenses	70,895	65,460	135,453	127,536

Operating earnings	79,260	67,031	139,886	111,664
Interest income	1,987	1,490	3,945	3,138
Interest expense	(1,335)	(1,148)	(2,840)	(2,363)

Earnings from operations before taxes	79,912	67,373	140,991	112,439
Taxes on earnings	25,760	23,570	46,530	39,350

Net earnings	$54,152	$43,803	$94,461	$73,089

Net earnings per share:
Basic:	$0.41	$0.32	$0.71	$0.54
Diluted:	$0.39	$0.31	$0.68	$0.51

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - Basic	133,082	136,569	133,532	136,327
Weighted average shares outstanding - Diluted	138,427	143,301	139,223	142,755

(1) Certain amounts for the three months and six months ended April 2, 2004 have been adjusted to reflect the Company’s change from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method of accounting for inventories as described in Note 3. For the three months ended April 2, 2004, this change had no impact on basic net earnings per share and increased diluted net earnings per share by $0.01. For the six months ended April 2, 2004, this change increased basic net earnings per share by $0.01 and had no impact on diluted net earnings per share.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par values)	April 1, 2005	October 1, 2004 (1)
		(As Adjusted)
Assets

Current assets:
Cash and cash equivalents	$227,642	$132,870
Short-term marketable securities	107,032	219,078
Accounts receivable, net	314,382	288,663
Inventories	178,720	144,389
Prepaid expenses and other	35,282	29,454
Deferred tax assets	81,130	81,130

Total current assets	944,188	895,584

Property, plant and equipment, net	91,886	85,377
Long-term marketable securities	37,377	40,970
Goodwill	122,015	112,653
Other assets	55,782	46,056

Total assets	$1,251,248	$1,180,640

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$69,235	$59,639
Accrued expenses	277,257	255,519
Current maturities of long-term debt	5,351	5,250
Product warranty	38,923	40,654
Advance payments from customers	125,342	100,277

Total current liabilities	516,108	461,339

Long-term accrued expenses and other	41,740	41,889
Long-term debt	55,707	53,250

Total liabilities	613,555	556,478

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 132,719 and 134,045 shares issued and outstanding at April 1, 2005 and at October 1, 2004, respectively	132,719	134,045
Capital in excess of par value	149,520	133,985
Deferred stock compensation	(2,279)	(1,110)
Retained earnings	357,733	357,242

Total stockholders’ equity	637,693	624,162

Total liabilities and stockholders’ equity	$1,251,248	$1,180,640

(1) Amounts as of October 1, 2004 have been derived from audited financial statements as of that date except that certain amounts have been adjusted to reflect the Company’s change from the LIFO method to the FIFO method of accounting for inventories as described in Note 3.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	April 1, 2005	April 2, 2004
		(As Adjusted)

Cash flows from operating activities:
Net earnings	$94,461	$73,089
Adjustments to reconcile net earnings to net cash provided by operating activities:
Tax benefits from employee stock option exercises	13,080	23,224
Depreciation	10,528	10,373
Provision for doubtful accounts receivable	736	776
Loss on disposal of property, plant and equipment	121	120
Amortization of intangibles	2,728	1,687
Amortization of premium/discount on marketable securities, net	279	819
Amortization of deferred stock compensation	631	526
Deferred taxes	(30)	2,575
Net change in fair value of derivatives and underlying commitments	(2,388)	(2,410)
Income on equity investment in affiliate	(1,054)	—
Other	405	—
Changes in assets and liabilities:
Accounts receivable	(17,986)	(3,707)
Inventories	(34,820)	(5,177)
Prepaid expenses and other current assets	(1,907)	(700)
Accounts payable	8,491	(228)
Accrued expenses	15,950	(20,145)
Product warranty	(1,877)	1,968
Advance payments from customers	23,310	21,355
Long-term accrued expenses and other liabilities	(522)	(2,603)
Net cash provided by operating activities	110,136	101,542

Cash flows from investing activities:
Proceeds from maturities of marketable securities	203,160	147,915
Purchases of marketable securities	(87,800)	(107,350)
Acquisition of businesses, net of cash acquired	(12,147)	(71,744)
Purchases of property, plant and equipment	(14,321)	(9,482)
Increase in cash surrender value of life insurance	(5,238)	(5,346)
Note receivable from affiliate and other	(1,812)	—
Proceeds from disposal of property, plant and equipment	53	133
Other, net	(391)	(366)
Net cash provided by (used in) investing activities	81,504	(46,240)

Cash flows from financing activities:
Repurchases of common stock	(116,903)	(70,551)
Proceeds from issuance of common stock to employees	22,262	34,090
Repayment of bank borrowings	(40)	—
Proceeds from sale of mandatorily redeemable financial instrument	—	13,457
Net cash used in financing activities	(94,681)	(23,004)

Effects of exchange rate changes on cash and cash equivalents	(2,187)	(2,668)
Net increase in cash and cash equivalents	94,772	29,630
Cash and cash equivalents at beginning of fiscal year	132,870	79,649
Cash and cash equivalents at end of fiscal year	$227,642	$109,279

(1) Certain amounts for the six months ended April 2, 2004 have been adjusted to reflect the Company’s change from the LIFO method to the FIFO method of accounting for inventories as described in Note 3.

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

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest September 30.  Fiscal year 2005 is the 52-week period ending September 30, 2005, and fiscal year 2004 was the 53-week period ended October 1, 2004. The fiscal quarters ended April 1, 2005 and April 2, 2004 were both 13-week periods.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 1, 2004. In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of April 1, 2005 and October 1, 2004, results of operations for the three and six months ended April 1, 2005 and April 2, 2004, and cash flows for the six months ended April 1, 2005 and April 2, 2004. The results of operations for the three and six months ended April 1, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Stock Split

On June 14, 2004, the Company’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. The distribution of the shares was made on July 30, 2004 to stockholders of record as of June 30, 2004. Unless otherwise stated, all references in the financial statements to the number of shares and per share amounts of the Company’s common stock have been retroactively adjusted to reflect the increased number of shares resulting from the two-for-one stock split.

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

The following table illustrates the effect on net earnings and earnings per share if the Company had accounted for the stock-based employee compensation under the fair value method of accounting:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
		(As Adjusted See Note 3)		(As Adjusted See Note 3)

Net earnings, as reported	$54,152	$43,803	$94,461	$73,089
Add: Stock-based employee compensation expense included in reported net earnings under APB No. 25, net of related tax effects	156	171	422	342
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(6,355)	(6,266)	(11,915)	(10,762)
Pro forma net earnings	$47,953	$37,708	$82,968	$62,669

Net earnings per share — Basic:
As reported	$0.41	$0.32	$0.71	$0.54
Pro forma	$0.36	$0.28	$0.62	$0.46

Net earnings per share — Diluted:
As reported	$0.39	$0.31	$0.68	$0.51
Pro forma	$0.35	$0.26	$0.60	$0.44

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

	Three Months Ended		Six Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004

Employee Stock Option Plans
Expected life (in years)	4	4	4	4
Risk-free interest rate	3.8%	2.7%	3.5%	3.0%
Expected volatility	28.4%	33.1%	30.4%	34.1%
Expected dividend yield	—	—	—	—
Weighted average fair value at grant date	$10.72	$12.10	$11.66	$10.16

Employee Stock Purchase Plan
Expected life (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	3.3%	1.0%	3.0%	1.0%
Expected volatility	21.1%	15.0%	22.8%	15.0%
Expected dividend yield	—	—	—	—
Weighted average fair value at grant date	$9.76	$7.97	$10.86	$7.97

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

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) on enterprises’ income tax expense and deferred tax liability.  FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.  Until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provisions, the Company will not be able to determine the impact of the Jobs Creation Act.  Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Creation Act.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123 and superseded APB 25.  SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25 but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of earnings.  SFAS No. 123R was originally announced to have been effective beginning in the Company’s fourth quarter of fiscal year 2005 and allowed, but did not require companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R.  In April 2005, the SEC amended the effective date of SFAS No. 123R to require companies to implement the standard as of the beginning of the fiscal year that begins after June 15, 2005.  As a result, SFAS No. 123R will be effective for the Company beginning in the Company’s first quarter of fiscal year 2006.  The Company is evaluating which fair-value method and transition provision it will follow. The impact on the Company’s financial statements of applying Black-Scholes option valuation method of accounting for stock options is disclosed in the Stock-Based Compensation section above.

2. MARKETABLE SECURITIES

The carrying amounts of marketable securities are as follows:

(In millions)	April 1, 2005	October 1, 2004

Municipal bonds	$144.4	$255.0
Corporate debt securities	—	5.0
	144.4	260.0
Less: Short-term marketable securities	107.0	219.0
Long-term marketable securities	$37.4	$41.0

The Company has historically classified auction rate securities as cash and cash equivalents if the period between interest rate resets was 90 days or less, which was based on the Company’s ability to either liquidate its holdings or roll its investment over to the next reset period. Based on the Company’s re-evaluation of the maturity dates associated with the underlying bonds, the Company has concluded it is appropriate to classify $106.6 million of its auction rate securities, previously classified as cash and cash equivalents, as short-term marketable securities in the condensed consolidated balance sheet as of October 1, 2004.  In addition, the Company has reported gross purchases and sales of such auction rate securities as investments in the condensed consolidated statements of cash flows for the six month period ended April 2, 2004 to conform to the current period’s presentation.  This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statement of Cash Flows, or our previously reported Consolidated Statements of Earnings for any period.

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

The effects of the accounting change on net earnings, basic net earnings per share and diluted net earnings per share as previously reported for the three months and six months ended April 2, 2004 are as follows:

	April 2, 2004
(In thousands, except per share amounts)	Three Months Ended	Six Months Ended
Net earnings:
As previously reported	$43,696	$72,864
Effect of change in accounting for inventories, net of taxes on earnings	107	225
As adjusted	$43,803	$73,089

Basic net earnings per share:
As previously reported	$0.32	$0.53
Effect of change in accounting for inventories, net of taxes on earnings	—	0.01
As adjusted	$0.32	$0.54

Diluted net earnings per share:
As previously reported	$0.30	$0.51
Effect of change in accounting for inventories, net of taxes on earnings	0.01	—
As adjusted	$0.31	$0.51

The components of inventories are as follows:

(In millions)	April 1, 2005	October 1, 2004	October 1, 2004
		(As Adjusted)	(As Previously Reported)

Raw materials and parts	$99.4	$90.6	$79.8
Work-in-progress	13.3	8.2	7.4
Finished goods	66.0	45.6	40.5
Total Inventories	$178.7	$144.4	$127.7

4. GOODWILL AND INTANGIBLE ASSETS

Pursuant to SFAS No. 142, Goodwill and Intangible Assets, the Company performs an annual impairment test for goodwill and intangible assts with indefinite lives. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill would be recorded as an impairment loss.

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

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” on the condensed consolidated balance sheets:

(In millions)	April 1, 2005	October 1, 2004

Intangible Assets:
Patents, licenses and other	$13.9	$13.5
Acquired existing technology	14.0	11.5
Customer contracts and supplier relationship	10.1	9.3
Accumulated amortization	(15.4)	(12.7)
Net carrying amount	$22.6	$21.6

Amortization expense for intangible assets required to be amortized under SFAS No. 142 was $1.4 million and $1.0 million for the three months ended April 1, 2005 and April 2, 2004, respectively and $2.7 million and $1.7 million for the six months ended April 1, 2005 and April 2, 2004, respectively.  The Company estimates amortization expense on a straight-line basis for the remaining six months of fiscal year 2005, fiscal years 2006 through 2009 and thereafter, to be as follows (in millions): $2.9, $5.8, $4.5, $3.1, $2.4, and $3.9.

The following table reflects goodwill allocated to the Company’s reportable segments:

(In millions)	April 1, 2005	October 1, 2004

Oncology Systems	$109.3	$100.0
X-ray Products	0.5	0.5
Other	12.2	12.2
Total	$122.0	$112.7

Increases in the goodwill and intangible assets were primarily due to the Company’s acquisition of Sigma Micro Informatique Conseil in France during the three months ended April 1, 2005.  (See Note 14)

5. RELATED PARTY TRANSACTIONS

In fiscal years 1999 and 2000, the Company invested a total of $5 million in a three member consortium for a 20% ownership interest in dpiX Holding LLC (“dpiX Holding”), which in turn invested $25 million for an 80.1% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin-film transistor arrays (“flat panels”) for the Company’s X-ray Products’ digital imaging subsystems and for its Oncology System’s PortalVision imaging systems. The Company had the right to appoint one Manager of the five person Board of Managers and the investment was accounted for under the equity method.  In accordance with the dpiX Holding agreement, net losses were to be allocated to the other two members, in succession, until their capital accounts equaled zero, before being allocated to the Company.  The dpiX Holding agreement also provided that net profits were to be allocated to the other two members, in succession, until their capital accounts equaled the net losses previously allocated, then to the three members in accordance with their ownership interests.

In September 2004, the Company acquired from another member in the consortium that member’s 20% ownership interest in dpiX Holding for $1 million.  As a result, the Company has the right to appoint two Managers of the five person Board of Managers and its ownership interest in dpiX Holding increased to 40% with the remaining 60% being held by the one other original member.  When the Company acquired this additional 20% ownership interest, the capital account of the selling member was zero because it was the first in the consortium to be allocated losses of dpiX Holding.  However, dpiX Holding has been profitable since the Company acquired the additional 20% ownership interest of the dpiX Holding member.  As a result, the Company was the first to be allocated net profits to recover previously allocated losses and recorded in the second quarter and first six months of fiscal year 2005 income on equity investment in dpiX Holding of $0.5 million and $1.0 million, respectively, which is included in “Selling, general and administrative” expenses in the condensed consolidated statements of earnings.

In December 2004, the Company agreed to loan $2 million to dpiX in four separate installments, bearing interest at the rate of prime rate plus 1% per annum.  The principal balance is due and payable to the Company in twelve equal quarterly installments beginning October 2006; interest shall be paid in full according to the same quarterly schedule, but beginning in April 2005; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable hereunder, being fully due and payable on July 10, 2009.  As of April 1, 2005, the note receivable from dpiX totaled $1.0 million which is included in “Other Assets” in the condensed consolidated balance sheet.

6. PRODUCT WARRANTY

The Company provides for estimated future costs of warranty obligations in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others that requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee.  The Company warrants its products for a specific period of time, generally twelve months, against material defects.  The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts that fail while still under warranty.  The Company accrues for warranty costs in cost of revenues based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends.

The following table reflects the change in the Company’s product warranty accrual during the six months ended April 1, 2005 and April 2, 2004:

	Six Months Ended
(In millions)	April 1, 2005	April 2, 2004

Product warranty accrual, at beginning of period	$40.7	$36.1
Charged to cost of revenues	18.1	19.5
Actual product warranty expenditures or reclassifications	(19.9)	(17.1)
Product warranty accrual, at end of period	$38.9	$38.5

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has significant international transactions in foreign currencies and addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  The Company sells products throughout the world, often in the currency of the customer’s country, and adheres to a policy of hedging firmly committed foreign currency sales orders. These firmly committed foreign currency sales orders are hedged with forward exchange contracts. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The forward exchange contracts range from one to twelve months in original maturity. At April 1, 2005, the Company did not have any forward exchange contract with an original maturity greater than twelve months.  As international deliveries may extend beyond twelve months, the Company may hedge beyond twelve months in the future.  The Company does not hold derivative instruments for speculative or trading purposes.

The Company accounts for its hedges of foreign currency denominated sales orders (firm commitments) as fair value hedges under SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. For the three months ended April 1, 2005, there were no material gains or losses due to hedge ineffectiveness. At April 1, 2005, the Company had foreign exchange forward contracts to sell and purchase $277.3 million and $0.3 million, respectively, in various foreign currencies. At April 1, 2005, all open forward exchange contracts were deemed effective.

The Company also hedges balance sheet exposures monthly from its various foreign subsidiaries and business units. These monthly hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment under SFAS No. 149.  Accordingly, changes in their fair values are recognized in “selling, general and administrative expenses” in the then-current period.  Changes in the values of these hedging instruments are offset by changes in the values of foreign currency denominated assets and liabilities.  Variations from the forecasted foreign currency assets or liabilities, coupled with a significant currency movement, may result in a material gain or loss if the hedges are not effectively offsetting the change in value of the foreign currency asset or liability.  At April 1, 2005, the Company had foreign exchange forward contracts maturing in the third quarter of fiscal year 2005 to sell and purchase $115.7 million and $13.7 million, respectively, to hedge the risks associated with foreign currency denominated assets and liabilities.

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

On February 2, 2004, the Company’s Japanese subsidiary (“VMS KK”) purchased the Service Business in Japan and certain other Asian and South American countries for 2.0 billion Japanese Yen, or US$19.1 million, plus a contingent “earn out” payable to MELCO at the end of the JVA period.   This “earn out” payment is equivalent to 100% of the net profits or losses of the Service Business for a three-year period.  The Company accounted for the purchase of the Service Business as an acquisition and 100% of the profits and losses from VMS KK are reflected in the Company’s consolidated results.  The Company accounts for the “earn out” payment equivalent to 100% of the net profits or losses of the Service Business during the three-year period as an adjustment to the purchase price of the acquisition at the end of the JVA period.  For the period from February 2, 2004 to April 1, 2005, net profits for the Service Business totaled approximately $1.2 million.  Assuming no future profits and losses, $1.2 million would be payable to MELCO at the end of the three-year JVA period.

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

Contingencies

The U.S. Environmental Protection Agency or third parties has named the Company as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at eight sites where the Company, as Varian Associates, Inc., is alleged to have shipped manufacturing waste for recycling or disposal.  In addition, the Company is overseeing environmental cleanup projects and, as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company’s sale of its electron devices business during 1995, and the sale of its thin film systems business during 1997). Under the terms of the agreement governing the distribution (the “spin-offs”) of Varian, Inc. (“VI”) and Varian Semiconductor Equipment Associates, Inc. (“VSEA”), by the Company in 1999, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $0.2 million and $0.3 million (net of amounts borne by VI and VSEA) during the three months ended April 1, 2005 and April 2, 2004, respectively, on environmental investigation, cleanup and third party claim costs.  The Company spent $0.6 million and $1.1 million (net of amounts borne by VI and VSEA) during the six months ended April 1, 2005 and April 2, 2004, respectively, on environmental investigation, cleanup and third party claim costs.

For one of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities (including cleanup costs, reimbursements to third parties, project management costs and legal costs) if undertaken. As of April 1, 2005, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects for these sites ranged in the aggregate from $3.8 million to $7.3 million. The time frame over which the Company expects to complete the cleanup projects varies with each site, ranging up to approximately 30 years as of April 1, 2005. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $3.8 million as of April 1, 2005. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

As to other sites and facilities, the Company has gained sufficient knowledge based upon formal agreements with other parties defining the Company’s future liabilities or formal cleanup plans for these sites that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the site to better estimate the scope and costs of future cleanup activities. As of April 1, 2005, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects, including reimbursements to third party’s claims, for these sites and facilities ranged in the aggregate from $13.0 million to $44.7 million. The time frame over which these cleanup projects are expected to be complete varies with each site and facility, ranging up to approximately 30 years as of April 1, 2005. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $19.3 million at April 1, 2005. The Company accordingly accrued $12.7 million, which represents its best estimate of the future costs of $19.3 million discounted at 4%, net of inflation. This accrual is in addition to the $3.8 million described in the preceding paragraph.

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

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company’s past and future environmental-related expenditures, and the Company therefore had a $3.1 million receivable included in “Prepaid expenses and other current assets” and “Other assets” at April 1, 2005. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has paid the claims that the Company has made.

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

9. RETIREMENT PLANS

The Company’s net pension and post-retirement benefit costs were composed of the following:

	Three Months Ended		Six Months Ended
(In thousands)	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004

Defined Benefit Plans
Service cost	$758	$711	$1,516	$1,422
Interest cost	777	609	1,554	1,217
Expected return on assets	(732)	(529)	(1,464)	(1,058)
Net amortization and deferral:
Transition amount	60	(3)	120	(6)
Prior service cost	33	31	66	62
Recognized actuarial loss	179	192	358	383
Net pension benefit cost	$1,075	$1,011	$2,150	$2,020
Post-Retirement Benefit Plans
Service cost	$—	$—	$—	$—
Interest cost	92	121	184	243
Expected return on assets	—	—	—	—
Net amortization and deferral:
Transition amount	123	123	246	247
Prior service cost	—	—	—	—
Recognized actuarial (gain) loss	(3)	57	(6)	115
Net pension benefit cost	$212	$301	$424	$605

The Company made contributions to the defined benefit plans of $3.1 million during the six months ended April 1, 2005. The Company currently expects total contributions for fiscal year 2005 to be approximately $3.6 million.

The Company made contributions to the post-retirement benefit plans of $0.3 million during the six months ended April 1, 2005 and expects total contributions for fiscal year 2005 to be approximately $0.6 million.

10. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On November 19, 2004, the Company announced that its Board of Directors had authorized a repurchase by the Company of up to 6,000,000 shares of its common stock over the period through December 31, 2005 in addition to the 1,460,000 shares of common stock available for repurchase under the previously approved program as of October 1, 2004.  During the six months ended April 1, 2005, the Company paid $116.9 million to repurchase 2,960,000 shares of its common stock, of which $56.1 million was paid during the three months ended April 1, 2005 to repurchase 1,500,000 shares.  All shares that have been repurchased have been retired.  As of April 1, 2005, the Company could repurchase up to 4,500,000 shares of its common stock.

Comprehensive Earnings

Comprehensive earnings for the three and six months ended April 1, 2005 and April 2, 2004 equaled the reported net earnings.

11. EMPLOYEE STOCK OPTION PLANS

Option activity under the Omnibus Stock Plan, the 2000 Stock Option Plan and the 2005 Omnibus Stock Plan (together, the “Employee Stock Option Plans”) is presented below:

		Outstanding Options
(In thousands, except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price

Balance at September 26, 2003 (12,224 options exercisable at a weighted average exercise price of $11.36)	8,814	16,494	$14.13
Granted	(3,266)	3,266	32.90
Cancelled or expired (1)	102	(108)	25.35
Exercised	—	(3,408)	11.41

Balance at October 1, 2004 (11,953 options exercisable at a weighted average exercise price of $14.30)	5,650	16,244	$18.40
Authorized (2)	4,000	—	—
Granted (3)	(2,662)	2,617	39.64
Cancelled or expired	30	(30)	27.33
Exercised	—	(1,445)	12.57

Balance at April 1, 2005	7,018	17,386	$22.06

(1) During the three months ended April 2, 2004, the Company excluded from shares available for grant 6,000 shares of cancelled or expired options that were granted before the spin-offs of VI and VSEA under the Company’s previous, now inactive, stock option plans.

(2) In February 2005 the Company’s Board of Directors adopted the stockholder-approved 2005 Omnibus Stock Plan, which provides for the grant of 4,000,000 shares of stock options plus the number of shares authorized for issuance, but never issued, under the Omnibus Stock Plan and the 2000 Stock Option Plan to qualified employees, consultants and directors.  Effective February 17, 2005, no further grants will be made under the Omnibus Stock Plan or the 2000 Stock Option Plan.

(3) During the three months ended April 1, 2005, the Company granted 44,368 shares of restricted stock to an officer of the Company.

The following table summarizes information concerning options outstanding and exercisable under the Employee Stock Option Plans at April 1, 2005:

	Options Outstanding
		Weighted Average Remaining Contractual Life (in years)
				Options Exercisable
Range of Exercise Prices	Number of Shares Oustanding		Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
(Shares in thousands)
$3.88 – $4.57	220	1.4	$4.40	220	$4.40
$4.58 – $4.62	1,834	4.2	$4.58	1,834	$4.58
$4.63 – $6.65	257	2.9	$5.51	257	$5.51
$6.66 – $13.94	266	3.3	$8.82	266	$8.82
$13.95 – $14.72	3,987	5.7	$13.95	3,987	$13.95
$14.73 – $21.49	2,446	6.6	$17.92	2,446	$17.91
$21.50 – $32.10	5,486	8.1	$28.43	3,249	$27.37
$32.11 – $46.07	2,890	9.8	$39.83	338	$39.03
Total	17,386	7.0	$22.06	12,597	$17.04

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

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
		(As Adjusted See Note 3)		(As Adjusted See Note 3)
Numerator:
Net earnings	$54,152	$43,803	$94,461	$73,089

Denominator:
Basic weighted average shares outstanding	133,082	136,569	133,532	136,327
Dilutive stock option shares	4,998	6,410	5,347	6,116
Dilutive restricted performance shares and restricted common stock	347	322	344	312
Diluted weighted average shares outstanding	138,427	143,301	139,223	142,755

Net earnings per Share:
Basic	$0.41	$0.32	$0.71	$0.54
Diluted	$0.39	$0.31	$0.68	$0.51

The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be antidilutive to earnings per share.  Accordingly, stock options to purchase 2,698,128 and 137,924 shares at an average exercise price of $40.10 and $41.56 per share, respectively, were excluded from the computation of diluted weighted average shares outstanding for both the three months and the six months ended April 1, 2005 and April 2, 2004, respectively.

13. INDUSTRY SEGMENTS

The Company’s operations are grouped into two reportable operating segments: Oncology Systems and X-ray Products. These reportable operating segments were determined based on how management views and evaluates the Company’s operations. The Company’s Ginzton Technology Center (“GTC”) and BrachyTherapy operations are reflected in an “Other” category because neither GTC nor BrachyTherapy operations meets the criteria of a reportable operating segment as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  The Company evaluates its financial performance and allocates its resources primarily based on operating earnings.

	Three Months Ended		Six Months Ended
(In millions)	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
		(As Adjusted See Note 3)		(As Adjusted See Note 3)
Revenues

Oncology Systems	$290	$270	$531	$491
X-ray Products	50	42	95	79
Other	11	9	24	18
Total segments	$351	$321	$650	$588
Corporate	—	—	—	—
Total company	$351	$321	$650	$588
Operating Earnings

Oncology Systems	$76	$65	$132	$111
X-ray Products	10	8	19	15
Other	1	—	4	—
Total segments	$87	$73	$155	$126
Corporate	(8)	(6)	(15)	(14)
Total company	$79	$67	$140	$112

14. BUSINESS COMBINATIONS

On January 17, 2005, the Company acquired Sigma Micro Informatique Conseil (“Sigma Micro”), a privately held supplier of information management software for radiation oncology and medical oncology in cancer clinics and hospitals in France, for approximately $13 million in cash.  Sigma Micro’s products are expected to complement the VARiS Vision™ software for information and image management.

The Company’s methodology for allocating the purchase price of this purchase acquisition to intangible assets and in-process research and development (“IPR&D”) is determined using commonly accepted valuation techniques in the high-technology industry. IPR&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. Total IPR&D expense was $0.2 million for the three and six months ended April 1, 2005.

The condensed consolidated financial statements include the operating results of Sigma Micro from the date of acquisition.  Pro forma results of operations have not been presented because the acquisition was not material to the operating results.  In connection with this acquisition, $10.6 million was allocated to goodwill, $3.8 million was allocated to identifiable intangible assets, $0.2 million was allocated to IPR&D expense and ($1.2) million, net, was allocated to assets and liabilities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of April 1, 2005, and the related condensed consolidated statements of earnings and cash flows for the three-month and six-month periods ended April 1, 2005 and April 2, 2004.  These interim financial statements are the responsibility of the Company’s management.

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
April 25, 2005

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“we,” “our”, or “the Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed under “— Factors Affecting Our Business” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, and from time to time in our other filings with the Securities and Exchange Commission or SEC. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as intensity modulated radiation therapy, image guided radiation therapy, brachytherapy, software, treatment techniques, and advanced X-ray products; growth drivers; orders, revenues, backlog or earnings growth; future financial results and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “will,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations.  By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Overview

We achieved continued growth during the second quarter of fiscal year 2005 with higher earnings, revenues, net orders and backlog, and gains in both gross and operating margins compared to the same period of fiscal year 2004.  During the second quarter of fiscal year 2005, our net earnings increased by 24%, net earnings per diluted share increased by 26%, overall revenues increased by 9% and overall net orders increased by 13% compared to the second quarter of fiscal year 2004.  At the end of the second quarter of fiscal year 2005, we reported backlog at a little more than $1 billion, an increase of 20% from the year earlier.  During the second quarter of fiscal year 2005, we had operating cash flow of $69 million, which was primarily generated from our net earnings.  Our total revenues growth for the second quarter was slightly below our expectations due to increasing revenue recognition deferrals related to timing of completion of installation of our software products and our growing sales from new products, as well as higher proportion of our overall Oncology Systems business coming from international regions, which typically have a longer period from shipment to revenue recognition.

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

In our view, the fundamental market drivers for long-term growth in the radiation therapy market continue to be the rising cancer incidence, underserved medical needs outside of the United States, technology advances that are leading to improvements in patient care, patient demand for more advanced and effective treatments (such as IMRT, IGRT and stereotactic cancer treatments), media and marketing promotions and educational efforts by hospitals and radiotherapy centers motivated to have the most modern systems to improve the cost efficiency of delivering therapy and clinical outcomes and to attract top medical talent.

Our strategy in the Oncology Systems business segment continues to focus on customers’ adoption of both IMRT and IGRT.  Although IMRT continues to penetrate into the marketplace globally, we have seen and continue to expect that the rate of revenues growth for IMRT-related equipment will be lower than what we have experienced in the last three years, particularly in the North America, as IMRT has become a well accepted standard of radiation therapy for cancer patients and over 50% of our customer sites worldwide have the products and accessories necessary to perform the most advanced forms of IMRT.  At the same time, we continue to see the rate of revenue growth for our international regions increasing and comprising a greater share of our overall revenues and net orders.  In fact, this appears to be consistent with a historical pattern of the North American and international regions frequently having different cycles of demand, resulting in one growing rapidly while the other is in a relatively slow growth phase, as we have noted a year ago.  We believe that this has been in large part caused by different adoption triggers for new technology, with North America normally leading and the international region generally following by one to three years.  We believe that this is driving strong international growth today and that Oncology international revenues could and in fact should eventually become larger than Oncology North American revenues.

IGRT is a new technology driver in radiation therapy, and we expect that IGRT will be one of the main contributors to revenues growth in our Oncology Systems business segment in the coming years.  At the end of the second quarter of fiscal year 2005, over 50 installations of our diagnostic-quality imaging systems for IGRT and/or stereotactic radiosurgery were complete or in process around the world.  The number of customers ordering IGRT capability with an on-board imager, or OBI, on either our high-energy Clinac accelerators or Trilogy accelerators continued to grow during the quarter, confirming demand for better tumor tracking and patient positioning capability.  We believe that North America is entering into a new phase driven by IGRT and stereotactic treatment technology.  We anticipate that the transition from IMRT to IGRT will eventually lead to a resumption of faster growth rates in North America.  Our success in Oncology Systems depends upon our ability to retain leadership in technological innovation, the cost effectiveness of our products, the efficacy of our treatment technology, our effectiveness in integrating our acquisitions and macroeconomic influences.  Factors affecting the adoption rate of new technologies such as IGRT could include our internal efficiency in design, documentation and testing, deployment and installation and the more-widely demonstrated efficacy of IGRT by early adopters.  They may also include customer training, reimbursement and our ability to educate customers about the cost effectiveness of our new technology and clinical outcome advantages.  Macroeconomic factors could include hospital financial strength in the United States, currency exchange rates and governmental healthcare policies outside the United States.

We have continued our efforts to broaden our product offerings and increase our international market share through strategic acquisitions.  On January 17, 2005, we acquired Sigma Micro Informatique Conseil, a privately held supplier of information management software for radiation oncology and medical oncology in cancer clinics and hospitals in France, for approximately $13 million in cash.

X-Ray Products.  A second significant business segment is X-ray Products, which manufactures and sells (i) X-ray tubes for use in a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, mammography, special procedures and industrial and (ii) flat panel imaging products (also commonly referred to as flat panel detectors) for digital X-ray image capture, which is an alternative to image intensifier tubes for fluoroscopy and X-ray film for radiography.  We continue to view the fundamental driver for this business to be the on-going success of key original equipment manufacturers, or OEMs, that incorporate our X-ray tube products and flat panel imaging devices into their medical diagnostic and industrial imaging systems. Our flat panel product is being incorporated into next generation imaging equipment, including equipment for IGRT such as OBI, and for dental and veterinary imaging.

Other.  Through the Ginzton Technology Center, or GTC, we are developing technologies that enhance our current businesses or may lead to new business areas, including next generation digital X-ray imaging technology, volumetric and functional imaging, improved X-ray sources and technology for security and cargo screening applications.  In addition, we are developing technologies and products that promise to improve disease management by more precise targeting of radiation as well as by employing targeted energy and molecular agents to enhance the effectiveness and broaden the application of radiation therapy.  Our BrachyTherapy operations manufacture, sell and service advanced brachytherapy products, which include treatment planning software, afterloaders and applicators.  Our brachytherapy products are being used for partial breast irradiation.  During the second quarter of fiscal year 2005, the Company received FDA 510(k) clearance for a brachytherapy solution that enables more accurate and flexible treatment of nasopharyngeal cancer.  The operations of GTC and BrachyTherapy are reported as part of the “Other” category of our industry segments, see Note 13 “Industry Segments” of the Notes to the Condensed Consolidated Financial Statements.

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

Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances.  We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate.  Our critical accounting policies that are affected by critical accounting estimates include revenue recognition, valuation of allowance for doubtful accounts, valuation of inventory, valuation of warranty obligations, assessment of recoverability of goodwill and intangible assets, assessment of environmental remediation liabilities and valuation of taxes on earnings.  Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our Condensed Consolidated Financial Statements, and actual results could differ materially from these estimates.  For a discussion of how these estimates and other factors may affect our business, also see “—Factors Affecting Our Business.”

Revenue Recognition

We frequently enter into sales arrangements with customers that contain multiple elements or deliverables such as hardware, software and services. Judgments as to the allocation of the proceeds received from an arrangement to the multiple elements of the arrangement, the determination of whether any undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition are critical with respect to these arrangements to ensure compliance with GAAP.  In addition, the amount of product revenues recognized is affected by our judgments as to whether objective and reliable evidence of fair value exists for hardware products and vendor-specific objective evidence of the fair value for software products in arrangements with multiple elements. Changes to the elements in an arrangement and the ability to establish objective and reliable evidence of fair value or vendor-specific objective evidence of the fair value for those elements could affect the timing of revenue recognition.  Revenue recognition also depends on the timing of shipments and is subject to customer acceptance of certain products and the readiness of customers’ facilities.  If shipments are not made on scheduled timelines or the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations.

Allowance for Doubtful Accounts

Credit evaluations are undertaken for all major sale transactions before shipment is authorized. Normal payment terms require payment of a small portion upon signing of the purchase order contract, a significant amount upon transfer of risk of loss and the remaining amount upon completion of the installation.  On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts.  If our evaluation of our customers’ financial conditions does not reflect the future ability to collect outstanding receivables, additional provisions may be needed and our future operating results could be negatively impacted.  As of April 1, 2005, our allowance for doubtful accounts as a percentage of total accounts receivable has not changed significantly from prior periods.

Inventories

Our inventories include high technology parts and components that may be specialized in nature or subject to rapid technological obsolescence. We have programs to minimize the required inventories on hand, and we regularly review inventory quantities on hand and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimates of product demand and production.  Actual demand may differ from our estimates, in which case we may have understated or overstated the provision required for obsolete and excess inventory, which would have an impact on our operating results.

Warranty Obligations

We warrant our products for a specific period of time, usually one year, against material defects.  We provide for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized.  The accrued warranty costs represent our best estimate at the time when revenues are recognized of the total costs that we will incur to repair or replace product parts that fail while still under warranty.  The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs.  Actual warranty costs could differ from the estimated amounts. On a quarterly basis, we review the accrued balances of our warranty obligations and update the historical warranty cost trends. If we were required to accrue additional warranty cost in the future, it would negatively affect our operating results.

Goodwill and Intangible Assets

Goodwill is initially recorded when the purchase price paid for a business acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The majority of companies we have acquired have not had significant identified tangible assets and, as a result, a significant portion of the purchase price has been typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of these acquired intangible assets and potential impairment charges related to goodwill if indicators of potential impairment exist. As a result of business acquisitions, the allocation of the purchase price to goodwill and intangible assets could have a significant impact on our future operating results. The allocation of the purchase price of the acquired companies to goodwill and intangible assets requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should conditions be different from management’s current estimates, material write-downs of intangible assets and/or goodwill may be required, which would adversely affect our operating results.  We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal years or more frequently if indicators of potential impairment arise.  In fiscal year 2004, we performed such assessment and found no impairment.

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

We are subject to taxes on earnings in both the U.S. and numerous foreign jurisdictions.  Earnings derived from our international region are generally taxed at rates lower than U.S. rates.  The ability to maintain our current effective rate is contingent upon existing tax laws in both the U.S. and in the respective countries in which our international subsidiaries are located.   In addition, a decrease in the percentage of our total earnings from our international region, or a change in the mix among particular tax jurisdictions, could increase our effective tax rate.  Also, our current effective tax rate does not assume U.S. taxes on undistributed profits of certain foreign subsidiaries.  These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes should they either be deemed or actually remitted to the U.S.

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2005 is the 52-week period ending September 30, 2005, and fiscal year 2004 was the 53-week period ended October 1, 2004. The fiscal quarters ended April 1, 2005 and April 2, 2004 were both 13-week periods.

On June 14, 2004, our Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. The distribution of the shares was made on July 30, 2004 to stockholders of record as of June 30, 2004. Unless otherwise stated, all references in the financial statements to the number of shares and per share amounts of our common stock have been retroactively adjusted to reflect the increased number of shares resulting from the two-for-one stock split.

Discussion of Financial Data for the Second Quarter and First Six Months of Fiscal Year 2005 Compared to the Second Quarter and First Six Months of Fiscal Year 2004

Total Revenues

Revenues by sales classification

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2005	April 2, 2004	Percent Change	April 1, 2005	April 2, 2004	Percent Change

Product	$296.9	$279.3	6%	$545.1	$507.1	8%
Service Contracts and Other	53.9	41.3	30%	104.7	80.5	30%
Total Revenues	$350.8	$320.6	9%	$649.8	$587.6	11%

Product as a percentage of total revenues	85%	87%		84%	86%
Service Contracts and Other as a percentage of total revenues	15%	13%		16%	14%

Revenues by region

North America	$179.6	$193.4	(7)%	$341.1	$347.0	(2)%
Europe	101.9	73.4	39%	178.3	142.9	25%
Asia	56.6	46.3	22%	106.2	83.7	27%
Rest of world	12.7	7.5	68%	24.2	14.0	72%
Total International (1)	171.2	127.2	35%	308.7	240.6	28%

Total	$350.8	$320.6	9%	$649.8	$587.6	11%

North America as a percentage of total revenues	51%	61%		52%	60%
International as a percentage of total revenues	49%	39%		48%	40%

(1) We consider international revenues to be revenues outside of North America.

Total revenues for the second quarter and first six months of fiscal year 2005 increased over total revenues for the same periods of fiscal year 2004 due primarily to the continuing growth in our Oncology Systems business segment, although all business segments contributed to such growth.  Revenues from products grew at a measured pace of 6% and 8% for the second quarter and first six months of fiscal year 2005, respectively, compared to the high growth rate of 19% and 24% for the second quarter and first six months of fiscal year 2004, respectively.  Revenues from service contracts and other continued to be strong with growth rate of 30% for the second quarter and first six months of fiscal year 2005 compared to growth rate of 31% and 29% for the second quarter and first six months of fiscal year 2004, respectively.

In the second quarter and first six months of fiscal year 2005, the decreases in North American revenues were more than offset by continued strong growth in international revenues.  All of our business segments contributed to our increased revenues in the international regions as we expand our global reach.

Oncology Systems Revenues

Revenues by sales classification

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2005	April 2, 2004	Percent Change	April 1, 2005	April 2, 2004	Percent Change

Product	$239.0	$231.4	3%	$433.2	$416.7	4%
Service Contracts and other (1)	50.3	38.5	31%	97.5	74.0	32%
Total Oncology Systems revenues	$289.3	$269.9	7%	$530.7	$490.7	8%

Product as a percentage of total Oncology Systems revenues	83%	86%		82%	85%
Service Contracts and Other as a percentage of Oncology Systems revenues	17%	14%		18%	15%
Oncology Systems as a percentage of total revenues	82%	84%		82%	84%

(1) Revenues from service contracts and other represent revenues from fixed term service contracts and labor cost services.  This excludes revenues from spare parts sold by our service department.

Oncology Systems product revenues for the second quarter and first six months of fiscal year 2005 increased by 3% and 4%, respectively, compared against the unusually strong performance in the same periods of fiscal year 2004, which had grown by 25% and 29%, respectively, over the fiscal year 2003 periods.  The lower growth in product revenues for the second quarter and first six months of fiscal year 2005 was also impacted by revenue recognition deferrals (which increased $23 million) related to timing of completion of installation of our software products and our growing sales from new products, as well as higher proportion of our overall Oncology Systems business coming from international regions, which typically have a longer period from shipment to revenue recognition.

The increase in service contracts and other revenues for the second quarter and first six months of fiscal year 2005 was the major contributor to the overall Oncology Systems revenues increase.  Service contracts and other revenues increased due to a combination of factors, including the increase in sophistication and complexity of our products (particularly software products which generate maintenance contracts), growth in the installed base of our products and the relatively weak U.S. dollar that effectively made our pricing more competitive with our foreign competitors.  In addition, the radiotherapy equipment service business of Mitsubishi Electric Co., or MELCO, in Japan, which was acquired in February 2004, contributed throughout the second quarter and first six months of fiscal year 2005 versus two months of service contracts revenues in the same periods of fiscal year 2004.

Revenues by region

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2005	April 2, 2004	Percent Change	April 1, 2005	April 2, 2004	Percent Change

North America	$154.0	$174.7	(12)%	$293.0	$308.7	(5)%
Europe	91.9	65.2	41%	158.7	128.1	24%
Asia	32.6	23.8	37%	59.9	43.0	39%
Rest of world	10.8	6.2	76%	19.1	10.9	76%
Total International	135.3	95.2	42%	237.7	182.0	31%
Total Oncology Systems Revenues	$289.3	$269.9	7%	$530.7	$490.7	8%

North America as a percentage of Oncology Systems revenues	53%	65%		55%	63%
International as a percentage of Oncology Systems revenues	47%	35%		45%	37%

In the second quarter and first six months of fiscal year 2005, the decreases in the Oncology Systems North American revenues were more than offset by continued strong growth in Oncology Systems international revenues.  Oncology Systems benefited from growing international regions which contributed almost half of the total revenues for the business segment during the quarter and first six months principally due to continued stronger cyclical demand starting two years ago after several years of very slow growth and, to a lesser extent, due to the relatively weak U.S. dollar that effectively made our pricing more competitive with our foreign competitors.  Revenues growth is consistent with the orders growth patterns discussed in the Net Orders section of this MD&A below.

X-ray Products Revenues

Revenues by region

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2005	April 2, 2004	Percent Change	April 1, 2005	April 2, 2004	Percent Change

North America	$18.3	$12.6	46%	$33.7	$26.3	28%
Europe	6.7	5.8	15%	12.4	10.6	17%
Asia	23.8	22.3	6%	45.7	40.1	14%
Rest of world	1.4	1.0	40%	2.8	2.0	40%
Total International	31.9	29.1	9%	60.9	52.7	15%
Total X-ray Products Revenues	$50.2	$41.7	20%	$94.6	$79.0	20%

X-ray Products as a percentage of total revenues	14%	13%		15%	13%

All of our geographic regions contributed to the increase in X-ray Products revenues for the second quarter and first six months of fiscal year 2005 over the same periods of fiscal year 2004.  X-ray Products revenues increased primarily due to the rapid growth from our flat panel imaging product line in North America and Asia, as well as solid gains in our high power, anode grounded CT scanning tubes.

Other Revenues

Revenues by sales classification

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2005	April 2, 2004	Percent Change	April 1, 2005	April 2, 2004	Percent Change

Product	$7.7	$6.2	28%	$17.3	$11.4	52%
Service Contracts and Other	3.6	2.8	23%	7.2	6.5	10%
Total Other revenues	$11.3	$9.0	26%	$24.5	$17.9	37%

Other as a percentage of total revenues	4%	3%		3%	3%

For our combined Other segment, which is comprised of GTC and our BrachyTherapy operations, the increase in revenues for the second quarter and first six months of fiscal year 2005 over the same periods in fiscal year 2004 was due primarily to increased product and services revenues within BrachyTherapy in North America and Europe, which offset a decline in research contract revenue from GTC.  The growth in BrachyTherapy was primarily due to increased revenues from sales of our afterloaders for high dose rate brachytherapy

Gross Margin

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2005	April 2, 2004	Percent Change	April 1, 2005	April 2, 2004	Percent Change
		(As Adjusted)			(As Adjusted)
		(1)			(1)
Gross margin in absolute dollars

Oncology Systems	$128.1	$113.8	13%	$230.7	$203.2	14%
X-ray Products	16.6	14.6	14%	32.0	28.1	14%
Other	5.4	4.1	31%	12.6	7.9	59%
Gross margin	$150.1	$132.5	13%	$275.3	$239.2	15%

Gross margin by segment
Oncology Systems	44.3%	42.1%		43.5%	41.4%
X-ray Products	33.2%	34.9%		33.8%	35.5%
Total Company	42.8%	41.3%		42.4%	40.7%

(1) See Note 3 to the condensed consolidated financial statements.

Oncology Systems gross margin increased 2.1 percentage points for the second quarter and first six months of fiscal year 2005 from the same periods of fiscal year 2004 due primarily to strong service performance with a greater portion of service contracts having higher margins, higher product and service volumes, and lower warranty costs, partially offset by a shift to lower margin international revenues.

X-ray Products gross margin for the second quarter and first six months of fiscal year 2005 decreased 1.7 percentage points over the same periods of fiscal year 2004 as significant gains in the flat panel imaging business were more than offset by higher raw material costs, continuing higher warranty costs and manufacturing costs associated with new X-ray tube types.  We believe that the flat panel imaging products, which have significantly higher gross margin than that of X-ray tube products, should contribute to higher total gross margin for this segment as the flat panel imaging business becomes a bigger part of the total X-ray Products business over time.

Research and Development

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2005	April 2, 2004	Percent Change	April 1, 2005	April 2, 2004	Percent Change

Research and development	$20.2	$18.5	10%	$38.6	$36.1	7%
As a percentage of total revenues	6%	6%		6%	6%

The increase in $1.7 million in research and development expenses for the second quarter of fiscal year 2005 compared to the same period in fiscal year 2004 was attributable to an increase of $2.1 million in Oncology Systems offset by a decrease of $0.2 million in X-ray Products and a decrease of $0.2 million in Other segment.  The increase in Oncology Systems was attributable primarily to: a) increased employee headcount, materials costs and consulting expenses totaling $1.0 million; b) increased expenses of $0.7 million related to new projects from our recent acquisitions; and c) unfavorable currency impact of $0.3 million.  The decrease in X-ray Products was due primarily to the completion of a research project, which contributed $0.4 million to research and development expenses in the second quarter of fiscal year 2004.

The increase in $2.5 million in research and development expenses for the first six months of fiscal year 2005 compared to the same period in fiscal year 2004 was attributable to an increase of $3.2 million in Oncology Systems offset by a decrease of $0.8 million in X-ray Products.  The increase in Oncology Systems was attributable primarily to: a) increased expenses of $1.3 million related to new projects from our recent acquisitions; b) net increased employee headcount, materials costs and consulting expenses totaling $1.2 million; and c) unfavorable currency impact of $0.8 million.  The decrease in X-ray Products was due primarily to the completion of a research project, which contributed $1.1 million to research and development expenses in the first six months of fiscal year 2004.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2005	April 2, 2004	Percent Change	April 1, 2005	April 2, 2004	Percent Change

Selling, general and administrative	$50.6	$46.9	8%	$96.8	$91.4	6%
As a percentage of total revenues	14%	15%		15%	16%

The increase in $3.7 million in selling, general and administrative expenses for the second quarter of fiscal year 2005 compared to the same period in fiscal year 2004 was attributable primarily to: a) increased employee-related expenses of $3.3 million resulting from an increase in employee headcount in Oncology Systems and corporate headquarters to support our growing business activities; b) increased operating expenses of $1.2 million related to acquisitions; c) increased operating expenses of $0.5 million from our foreign operations as a result of the relatively weak U.S. dollar; d) increased professional expenses of $0.3 million related to compliance with Sarbanes-Oxley Act of 2002; partially offset by increased equity income earned from dpiX Holding of $0.5 million and decreased promotional expenses of $0.9 million related to a one-time promotional event that was not repeated in the second quarter of fiscal year 2005.

The increase in $5.4 million in selling, general and administrative expenses for the first six months of fiscal year 2005 compared to the same period in fiscal year 2004 was attributable primarily to: a) increased employee-related expenses of $4.0 million resulting from increased employee headcount in Oncology Systems and corporate headquarters to support our growing business activities; b) increased operating expenses of $2.4 million related to acquisitions; c) increased operating expenses of $1.2 million from our foreign operations as a result of the relatively weak U.S. dollar; d) increased professional expenses of $0.6 million related to compliance with Sarbanes-Oxley Act of 2002; partially offset by increased equity income earned from dpiX Holding of $1.0 million and decreased promotional expenses of $0.9 million related to a one-time promotional event that was not repeated in the first six months of fiscal year 2005.

Interest Income, Net

	Three Months Ended			Six Months Ended
(Dollars in thousands)	April 1, 2005	April 2, 2004	Percent Change	April 1, 2005	April 2, 2004	Percent Change
Interest income, net	$652	$342	91%	$1,105	$775	43%

Interest income increased for the second quarter and first six months of fiscal year 2005 due primarily to an increase in interest rates, partially offset by slightly decreased levels of cash, cash equivalents and marketable securities during these periods compared to the same periods of fiscal year 2004.

Taxes on Earnings

	Three Months Ended			Six Months Ended
	April 1, 2005	April 2, 2004	Change	April 1, 2005	April 2, 2004	Change
Effective tax rate	32%	35%	(3)%	33%	35%	(2)%

The decreases in effective tax rate for the second quarter and first six months of fiscal year 2005 were primarily due to an anticipated shift of earnings towards countries with lower statutory rates.  Our future effective tax rate could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof.

Net Earnings Per Diluted Share

	Three Months Ended			Six Months Ended
	April 1, 2005	April 2, 2004	Percent Change	April 1, 2005	April 2, 2004	Percent Change
Net earnings per diluted share	$0.39	$0.31	26%	$0.68	$0.51	33%

The increase for both the second quarter and first six months of fiscal year 2005 can be attributed to the increases in total revenues, improvements in gross and operating margins, the reduction in taxes on earnings and the reduction in outstanding shares of common stock due to stock repurchases.

Net Orders

Total Net Orders (by segment and region)

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2005	April 2, 2004	Percent Change	April 1, 2005	April 2, 2004	Percent Change
Oncology Systems:
North America	$171.4	$169.8	1%	$306.2	$315.0	(3)%
Total International	157.5	119.4	32%	294.1	229.3	28%
Total Oncology Systems	$328.9	$289.2	14%	$600.3	$544.3	10%

X-ray Products:
North America	$22.8	$17.0	35%	$40.7	$30.4	34%
Total International	31.1	32.7	(5)%	63.0	63.4	(1)%
Total X-ray Products	$53.9	$49.7	8%	$103.7	$93.8	11%

Other:	$12.2	$9.5	30%	$25.3	$18.6	36%

Total Net Orders:	$395.0	$348.4	13%	$729.3	$656.7	11%

The increase in net orders for the second quarter and first six months of fiscal year 2005 was primarily due to the increase in Oncology Systems net orders.  Oncology Systems benefited from growing international regions that contributed 48% and 49% of our total net orders for the business segment in the second quarter and first six months of fiscal year 2005, respectively, principally due to stronger cyclical demand starting two years ago after several years of very slow growth and, to a lesser extent, due to the relatively weak U.S. dollar that effectively made our pricing more competitive with our foreign competitors.  However, North American net orders grew 1% during the second quarter and declined 3% for the first six months of fiscal year 2005 compared to the same periods of fiscal year 2004.  This reflects typical quarterly volatility in a market where growth has slowed over the last two years following several years of heavy customer investment in advanced technology for IMRT.

For the trailing twelve months ended April 1, 2005, Oncology Systems net orders increased by 15%, including a 5% increase for North America and a 29% increase for international regions.  By comparison, the trailing twelve-month Oncology Systems net orders growth rate in the second quarter of fiscal year 2004 was 18%, including a 14% increase for North America and a 25% increase for international regions.  We continue to expect that the North American orders growth will be lower than previously experienced but more than offset by the increasing growth of our International orders growth.  Over the long-term, we continue to believe that Oncology Systems business segment can sustain global long-term growth of 10% to 15% a year due to fundamental market factors for growth in the radiation therapy market that we believe have remained unchanged.  These factors include the rising cancer incidence, underserved medical needs outside of the United States, technology advances that are leading to improvements in patient care, patient demand for more advanced and effective treatments (such as IMRT, IGRT and stereotactic cancer treatments), media and marketing promotions and educational efforts by hospitals and radiotherapy centers motivated to have the most modern systems to improve cost effectiveness of therapy delivery and clinical outcomes and to attract top medical talent.  In any given period, orders growth in either North America or international markets could be outside of this range.  Although orders usually result in future sales within twelve months, the actual timing of sales and revenue recognition varies significantly based on the delivery requirements of individual orders and the readiness of individual customer sites for installation of our products and are usually shorter for some types of orders, such as upgrades (i.e., the addition of new features or accessories to existing equipment).  Thus, orders in any quarter or period are not necessarily directly correlated to the level of sales or revenues in any particular future quarter or period.  Moreover, as the overall mix of net orders includes a greater proportion of software products and new Oncology Systems products and sales to international regions that typically have a longer period from shipment to revenue recognition, the average time period within which orders would convert into sales could lengthen.

X-ray Products net orders increased for the second quarter and first six months of fiscal year 2005 compared to the same periods of fiscal year 2004 due to significant demand for our flat panel image systems and continuing strong demand for our high power, anode grounded CT scanning tubes.  As a result, we see potential for higher long-term growth rates for X-ray Products business above the historical 0% to 5% range.

Net orders in the Other segment, comprised of GTC and our BrachyTherapy operations, increased in the second quarter and first six months of fiscal year 2005 compared to the same periods in fiscal year 2004 due primarily to net orders generated in BrachyTherapy.

Backlog

At April 1, 2005, we had a backlog of $1.05 billion, an increase of 20% compared to April 2, 2004.  Our Oncology Systems backlog at April 1, 2005 increased by 19%, including a 15% increase for North America and a 24% increase for international regions from April 2, 2004.

Outlook

Total Revenues:  For fiscal year 2005, we expect that total revenues should increase by about 13% over the total for fiscal year 2004.  For the third quarter of fiscal year 2005, we expect that total revenues should grow about 14% over the revenues of the third quarter of fiscal year 2004.

Net Earnings Per Diluted Share:  We expect an increase in net earnings per diluted share for fiscal year 2005 approaching 26% above the fiscal year 2004 net earnings per diluted share.  For the third quarter of fiscal year 2005, we expect net earnings per diluted share growth to approach 20% over the third quarter of fiscal year 2004.

Net Orders, Backlog and Outlook contain forward-looking statements and projections that are subject to the factors, risks and uncertainties set forth or referred to under “Forward Looking Statements,” “—Factors Affecting Our Business” in this MD&A and elsewhere in this Quarterly Report on Form 10-Q.  Actual results and the outcome or timing of certain events may differ significantly.

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

Liquidity

The following table summarizes our cash and cash equivalents and marketable securities:

(In millions)	April 1, 2005	October 1, 2004	Increase/ (Decrease)
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$228	$133	$95
Marketable securities	144	260	(116)
Total	$372	$393	$(21)

The net decrease in cash and cash equivalents and marketable securities during the first six months of fiscal year 2005 was primarily attributable to the use of cash and cash proceeds from maturities of marketable securities for the repurchase of common stock of $117 million, capital expenditures of $14 million and net acquisition of businesses of $12 million, significantly offset by cash of $110 million generated from operating activities and cash provided by the issuance of common stock of $22 million related to employee stock option exercises and stock purchases.

At April 1, 2005, we had $372 million in cash, cash equivalents and marketable securities (approximately 51% of which was held abroad and some of which could be subject to additional taxation if repatriated to the U.S.) compared to $393 million (approximately 29% of which was held abroad) at October 1, 2004.

Cash Flows

	Six Months Ended
(In millions)	April 1, 2005	April 2, 2004

Net cash flow provided by (used in):
Operating activities	$110	$102
Investing activities	82	(46)
Financing activities	(95)	(23)
Effects of exchange rate changes on cash and cash equivalents	(2)	(3)
Net increase in cash and cash equivalents	$95	$30

Our primary cash inflows and outflows for the first six months of fiscal year 2005 as compared to the first six months of fiscal year 2004 were as follows:

•                  We generated net cash from operating activities of $110 million during the first six months of fiscal year 2005, compared to $102 million for the same period of fiscal year 2004.  The $8 million increase in net cash from operating activities during the first six months of fiscal year 2005 compared to the same period of fiscal year 2004 was a result of an increase in net earnings of $21 million, which was offset by a net decrease in non-cash items of $13 million.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments, accounts receivable collections, inventory management, and the timing of tax and other payments. For additional discussion, see “—Factors Affecting our Business.”

•                  Investing activities provided $82 million of net cash for the first six months of fiscal year 2005 compared to $46 million used in the same period of fiscal year 2004.  We used $12 million of net cash for the purchase of businesses during the first six months of fiscal year 2005 compared to $72 million during the same period of fiscal year 2004.  Our net proceeds from maturities of marketable securities were $115 million during the first six months of fiscal year 2005 compared to $41 million during the same period of fiscal year 2004.  Net cash used for the purchase of property, plant and equipment was $14 million during the first six months of fiscal year 2005 compared to $9 million during the same period of fiscal year 2004.

•                  Financing activities used net cash of $95 million for the first six months of fiscal year 2005, compared to net cash of $23 million used for the same period of fiscal year 2004. During the first six months of fiscal year 2005, we used $117 million for the repurchase of common stock, which was partially offset by $22 million in proceeds received from employee stock option exercises and stock purchases.  During the first six months of fiscal year 2004, we used $71 million for the repurchase of common stock, which was offset by $34 million in proceeds received from employee stock option exercises and stock purchases and $14 million in proceeds received from the sale of the 35% ownership interest of our Japanese subsidiary to MELCO.

We expect our capital expenditures, which typically represent purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, to be around 4% of revenues in fiscal year 2005.  This is slightly higher than the percentage previously disclosed due to the expansion of our manufacturing facilities in Las Vegas.

Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the U.S. and global economies. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents, cash to be generated from operations and our borrowing capability will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements through the next twelve months.  We currently anticipate that we will continue to utilize our strong liquidity and cash flows from operations to repurchase our common stock, make strategic acquisitions, invest in the growth of our products, invest in systems and processes and invest in expansion of our training and manufacturing capacity.

Performance Metrics

Trade accounts receivable days of sales outstanding, or DSO, were 80 at April 1, 2005, compared to 73 at April 2, 2004.  Our accounts receivable and DSO are impacted primarily by timing of product shipments, collections performance and payment terms.  In the second quarter of fiscal year 2005, DSO was up 7 days from the second quarter of fiscal year 2004.  The increase in DSO for the second quarter of fiscal year 2005 over the same quarter of fiscal year 2004 was primarily the result of a shift to international deliveries, which typically have a longer collection cycle, and also due to increased deferred revenues.

From time to time, we provide to our qualified customers extended payment terms as a competitive factor in winning customers and displacing our competitors.  Such extended payment terms can also negatively affect our DSO and may increase the risk of collectibility of our accounts receivable as our customers’ financial condition could change adversely during the extended payment period.

Accrued Expenses

At April 1, 2005, accrued expenses increased approximately $22 million from October 1, 2004 due primarily to an increase in deferred revenues of $23 million, which resulted from increasing revenue recognition deferrals related to timing of completion of installation of our software products and our growing sales from new products, as well as higher proportion of our overall Oncology Systems business coming from international regions, which typically have a longer period from shipment to revenue recognition.

Advance Payments from Customers

Advance payments from customers at April 1, 2005 increased approximately $25 million from October 1, 2004 due primarily to more down payments received for increased orders and several large down payments received from our international customers in the second quarter of fiscal year 2005.

Stock Repurchase Program

On November 19, 2004, our Board of Directors authorized a repurchase of up to 6,000,000 shares of our common stock through the December 31, 2005 in addition to the 1,460,000 shares of common stock available for repurchase under the previously approved program as of October 1, 2004.  During the first six months of fiscal year 2005, we paid $116.9 million to repurchase 2,960,000 shares of our common stock, of which $56.1 million was paid during the second quarter of fiscal year 2005 to repurchase 1,500,000 shares.  All shares that have been repurchased have been retired.  As of April 1, 2005, we could still purchase up to 4,500,000 shares of our common stock.

Contractual Obligations

There has been no significant change to the contractual obligations we reported in our Annual Report on Form 10-K for fiscal year 2004, except that in the first quarter of fiscal year 2005 we purchased a facility in Las Vegas that we had previously leased and assumed from the seller a loan that is payable in installments through maturity in November 2011.  The balance of the loan amounted to approximately $2.5 million at April 1, 2005.

Total debt as a percentage of total capital increased to 10.4% at April 1, 2005 compared to 10.2% (as adjusted) at October 1, 2004 due primarily to the loan assumed in connection with the Las Vegas facility. The ratio of current assets to current liabilities decreased to 1.83 to 1 at April 1, 2005 from 1.94 to 1 (as adjusted) at October 1, 2004.

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

From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. Under various laws (such as the federal Superfund law) and under our obligations concerning operations before the spin-offs by the Company of Varian, Inc., or VI, and Varian Semiconductor Equipment Associates, Inc., or VSEA, in 1999, we are overseeing environmental cleanup projects from our pre-spin-offs operations, and as applicable, reimbursing third parties (such as the U.S. Environmental Protection Agency or other responsible parties) for cleanup activities. Under the terms of the agreement governing the spin-offs, VI and VSEA are each obligated to indemnify us for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by us). The cleanup projects we are overseeing are being conducted under the direction of or in consultation with relevant regulatory agencies. We estimate these cleanup projects will take up to approximately 30 years to complete. As described below, we have accrued a total of $16.5 million at April 1, 2005 to cover our liabilities for these cleanup projects:

•                  Our estimate of future costs to complete certain cleanup activities ranges from $3.8 million to $7.3 million. For these estimates, we have not discounted the costs to present dollars because of the uncertainties that make it difficult to develop a best estimate and have accrued $3.8 million, which is the amount at the low end of the range.

•                  For ten cleanup projects, we have sufficient knowledge to develop better estimates of our future costs.  Formal agreements with other parties defining the Company’s future liabilities or formal cleanup plans for these sites have been approved by or completed in accordance with requirements of the state or federal environmental agency with jurisdiction over the site.  While our estimate of future costs to complete these cleanup projects, including third party claims, ranges from $13.0 million to $44.7 million, our best estimate within that range is $19.3 million. For these projects we have accrued $12.7 million; which is our best estimate of the $19.3 million discounted to present dollars at 4%, net of inflation.

When we developed the estimates above, we considered the financial strength of other potentially responsible parties. These amounts are, however, only estimates and may be revised in the future as we get more information on these projects. We may also spend more or less than these estimates. Based on current information, we believe that our reserves are adequate. At this time, management believes that it is remote that any single environmental event would have a materially adverse impact on our consolidated financial statements in any single fiscal year. We spent $0.2 million and $0.3 million, net of amounts borne by VI and VSEA, during the second quarter ended April 1, 2005 and April 2, 2004, respectively, on environmental investigation, cleanup and third party claim costs.  We spent $0.6 million and $1.1 million, net of amounts borne by VI and VSEA, during the first six months ended April 1, 2005 and April 2, 2004, respectively, on environmental investigation, cleanup and third party claim costs.

We receive cash payments in the form of settlements and judgments from various insurance companies, defendants and other third parties from time to time. In addition, we have an agreement with an insurance company to pay a portion of our past and future expenditures. As a result of this agreement, we have a $3.1 million receivable included in “Prepaid expenses and other current assets” and “Other assets” as of April 1, 2005. We believe that this receivable is collectible because it is based on a binding, written settlement agreement with a financially viable insurance company and the insurance company has paid the claims that we have made.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products.  The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is unlimited.  As of April 1, 2005, we have not incurred any costs since the spin-offs of VI and VSEA by the Company to defend lawsuits or settle claims related to these indemnification arrangements.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation and superseded Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees.  SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25 but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of earnings.  SFAS No. 123R was originally announced to have been effective beginning in our fourth quarter of fiscal year 2005 and allowed, but did not require, us to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R. In April 2005, the SEC amended the effective date of SFAS No. 123R to require us to implement the standard as of the beginning of the fiscal year that begins after June 15, 2005.  As a result, SFAS No. 123R will be effective for us beginning in our first quarter of fiscal year 2006.  We have not yet determined which fair-value method and transitional provision it will follow. The impact on our financial statements of applying Black-Scholes option valuation method of accounting for stock options is disclosed in the Stock-Based Compensation section of Note 1 to the Condensed Consolidated Financial Statements.

Factors Affecting Our Business

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered.  The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be materially adversely affected.

IF WE ARE UNABLE TO ANTICIPATE OR KEEP PACE WITH CHANGES IN THE MARKETPLACE AND THE DIRECTION OF TECHNOLOGICAL INNOVATION AND CUSTOMER DEMANDS, OUR PRODUCTS MAY BECOME LESS USEFUL OR OBSOLETE AND OUR OPERATING RESULTS WILL SUFFER

The marketplace for our Oncology Systems products is characterized by rapid change and technological innovation. Because our products often have long development and government approval cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. For example, most of our recent product introductions in our Oncology Systems business segment have related to IMRT and the relatively new technology of IGRT, and enhancements of existing products through greater systems integration and simplification.

IMRT is a form of three-dimensional conformal radiation therapy that links beam shaping and portal imaging accessories, treatment planning and information management software to the actual treatment delivery device, the linear accelerator. While we believe that IMRT has become a well-accepted standard of treatment in the radiation oncology market, if future studies fail to confirm the effectiveness of IMRT or our products or show negative side effects, or if other more effective technologies are introduced, our revenues could fail to increase or could decrease.  Our success will depend upon the continued growth in awareness, acceptance and success of IMRT in general and acceptance of our products utilizing this technology in particular.  However, as more institutions purchase IMRT-equipped linear accelerators or upgrade their existing accelerators with IMRT technology, the market for IMRT-related products may become saturated and we will face competition from newer technologies.  We have seen and continue to expect that the rate of growth for IMRT-related equipment will be lower than what we have experienced previously, particularly in the North American market, as over 50% of our customer sites worldwide have the products and accessories necessary to perform the most advanced forms of IMRT.  Our future success, therefore, will depend on our ability to accurately anticipate and capitalize on new customer demands through technological innovations and changes, including new technologies for treatment such as IGRT.

IGRT is an emerging treatment methodology that provides X-ray imaging to account for daily changes in tumor size, shape, and position prior to or during treatment.  We are currently investing in product development to design new classes of imaging products for IGRT treatment as well as enhancements to existing products to enable IGRT treatment capabilities. We believe IGRT is the next generation in radiotherapy treatment of cancers, combining IMRT treatment with sophisticated real-time imaging and visualization systems, and that it will be a driver of growth in our Oncology Systems business over the next several years.  IGRT, while recognized as a new technology driver in radiation therapy, is nevertheless a nascent technology that is not yet widely accepted or adopted.  Our future success depends upon the wide spread awareness, acceptance and adoption by the radiation oncology market of IGRT and our IGRT products as an evolutionary technology and methodology for radiotherapy treatment of cancers.  IMRT drove high orders and revenues growth in North America from 1999 to 2003 and hospitals and clinics are still converting to this new clinical process, which have resulted in slower North American growth.  There are indications that IGRT will drive another growth phase after clinicians have absorbed IMRT and after our early IGRT sites demonstrate the efficiency and effectiveness of IGRT.  If our assumptions regarding the future importance of IGRT are incorrect, if IGRT fails to be effective as a treatment methodology or if IGRT fails to become widely accepted, our orders and revenues could fail to increase or could decrease.

As radiation oncology treatment becomes more complex, our customers are increasingly concerned about the integration and simplicity of use of our various products for treating patients.  For example, our linear accelerators, treatment simulators, treatment verification products and treatment planning and information management software products are highly sophisticated and require a high level of training and education in order to competently and safely use such products.  The complexity and training requirements are further increased since our products are designed so that they are capable of operating together within integrated treatment systems.  We have directed substantial product development efforts into tighter integration of our products for more seamless operation within a system and into simplifying the usability through more intuitive user interfaces and greater software intelligence, while maintaining an “open systems” approach that allows customers the flexibility to “mix and match” individual products, incorporate products from other manufacturers and share information with other systems or products.  We anticipate that these efforts will increase the acceptance and adoption of IMRT and IGRT and will foster greater demand for our products from new customers and upgrades from existing customers.  Conversely, one competitor is offering linear accelerator products that are “closed-ended”, dedicated-use systems that emphasize simplicity of use while sacrificing the ability for customers to customize the system to their individual needs, incorporate products from other manufacturers or share information with other systems or products.  If we have misjudged the importance to our customers of maintaining an “open systems” approach while enabling greater integration and simplicity-of-use or if we are unsuccessful in these efforts to enable greater integration and enhance simplicity-of-use efforts, our revenues could fail to increase or could decrease.

Our X-ray Products business segment sells products primarily to large diagnostic imaging systems companies, some of which also manufacture X-ray tubes for their own systems.  We, therefore, compete with these in-house X-ray tube manufacturing operations for business from their affiliated systems businesses.  To succeed, we must provide X-ray tube products that meet our customer demands for lower cost, better product quality and/or superior technology and performance.  If we are unable to continue to innovate our X-ray tube technology and anticipate our customers’ demands in the areas of cost, quality, technology and performance, then our revenues could fail to increase or could decrease as our customers purchase from their internal manufacturing operations or from other independent X-ray tube manufacturers.

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

We conduct business globally. Our international revenues accounted for approximately 49% and 39% of revenues during the second quarters of fiscal years 2005 and 2004, respectively. As a result, we must provide significant service and support on a worldwide basis, and we have sales and service offices located throughout Europe, Asia, Latin America and Australia. In addition, we have manufacturing and research operations in England, Germany, Switzerland, France and Finland.  We have invested substantial financial and management resources to develop an international infrastructure to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will be able to compete successfully in the international market or meet the service and support needs of such customers. Accordingly, our future results could be harmed by a variety of factors, including:

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

•                  the fact that international regions typically have a longer period from shipment to revenue recognition resulting in continued increases in revenue recognition deferrals and higher backlog;

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

OUR RESULTS MAY BE ADVERSELY AFFECTED BY CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

Since we sell our products internationally and have international operations, we are also subject to market risk due to fluctuations in foreign currency exchange rates, which may affect product demand, our expenses and/or the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services or of our expenses is made in the local currency.  We manage this risk through established policies and procedures that include the use of derivative financial instruments. We have historically entered into foreign currency forward exchange contracts to mitigate the effects of operational (sales orders) and balance sheet exposures to fluctuations in foreign currency exchange rates. Our forward exchange contracts generally range from one to twelve months in original maturity.

Although we engage in hedging strategies that may offset the effect of fluctuations in foreign currency exchange rates, the protection these strategies provide will be affected by the timing of transactions, the effectiveness of the hedges (measured by how closely the changes in fair value of the hedging instrument offset the changes in fair value of the hedged item), forecast volatility and the extent of movement of foreign currency exchange rates. If our hedging strategies are not effective in offsetting the effect of fluctuations in foreign currency exchange rates, our operating results may be harmed.

In addition, long-term movements in foreign currency exchange rates could affect the competitiveness of our products.  Even though sales of our products internationally occurs predominantly in local currencies, our cost structure is largely U.S. dollar based, and some of our competitors may have cost structures based in other currencies, so our overall margins and pricing competitiveness may be adversely affected.  In fact, we have benefited from the relatively weak U.S. dollar that has made our pricing more competitive with our foreign competitors.  This has been a contributor to our international orders and revenues growth.  Any significant strengthening of the U.S. dollar against other countries’ currencies may result in slower growth in our international orders and revenues, which then could negatively affect our overall financial performance and results.  The relative weakness of the U.S. dollar against other currencies has been a subject of policy discussions within the U.S. government and among other countries’ governments.  Changes in monetary or other policies will likely affect such foreign currency exchange rates.

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

In the United States, as a manufacturer and seller of medical devices and devices utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the U.S. Food and Drug Administration, or FDA, and state and local regulatory agencies, such as the State of California, to ensure such devices are safe and effective.  Such regulations, which include the U.S. Food, Drug and Cosmetic Act, or the FDC Act, and regulations promulgated by the FDA, govern the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, possession, marketing, transportation, disposal, clinical investigations involving humans, sale and marketing of medical devices, post-market surveillance, repairs, replacements, recalls and other matters relating to medical devices, radiation producing devices and devices utilizing radioactive by-product material. State regulations are extensive and vary from state to state. Our Oncology Systems equipment and software (excluding our industrial products) and our brachytherapy products constitute medical devices subject to these regulations.  Our X-ray tube products and our flat panel imaging products are also considered medical devices. Future products in any of our business segments may constitute medical devices and be subject to regulation as such.  These laws require that manufacturers adhere to certain standards designed to ensure that the medical devices are safe and effective. Under the FDC Act, each medical device manufacturer must comply with requirements applicable to manufacturing practices.

The FDA generally requires that medical devices receive FDA 510(k) pre-market notification clearance or an approved pre-market approval application, or PMA, before we, as a manufacturer of such devices, can take orders or distribute those products in the United States.  In addition, modifications or enhancements to these products that could significantly affect safety or effectiveness, or constitute a major change in intended use, require further FDA clearance or approval. Obtaining FDA market clearances or approvals can be time-consuming, expensive and uncertain. We may fail to obtain the necessary clearances or approvals or may be unduly delayed in doing so. Furthermore, even if we are granted regulatory clearances, the clearances may include significant limitations on the indicated uses of the product, which may limit the market for those products. The FDA review process typically requires extended proceedings pertaining to the safety and efficacy of new products, which may delay or hinder a product’s timely entry into the marketplace.  If we were unable to achieve required FDA approval or clearance for a product, or were limited or unduly delayed in doing so, our business would suffer.  In addition, our products have either been Class 1 medical devices (our X-ray tube and flat panel imaging products), which require no pre-market approvals or clearances, or Class 2 medical devices (our Oncology Systems and brachytherapy products, with the exception of industrial products), which requires only the 510(k) pre-market notification clearance. The 510(k) clearance process is less time-consuming, expensive and uncertain than the PMA approval process. If we were required to use the PMA approval process for future products or product modifications, it could delay or prevent release of the proposed products or modifications, and could cause our business to suffer.

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

If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, it can result in a wide variety of actions, such as:

•                  adverse publicity affecting both us and our customers;

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

The markets for radiation therapy equipment and software are characterized by rapidly evolving technology, intense competition and pricing pressure. Our Oncology Systems products and services compete with those of a substantial number of foreign and domestic companies.   Some of these companies have greater financial, marketing and other resources than we have.  Also, we expect that the rapid technological changes occurring in our markets will lead to the entry of new competitors into our markets, as well as our encountering new competitors as we apply our technologies in new markets such as stereotactic radiosurgery for neurosurgical treatments. Our ability to compete successfully depends in part on our ability to provide technologically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, together in a complete package of products and services, and to do so ahead of our competitors.  Our ability to compete in the radiation therapy market may be adversely affected when purchase decisions are based solely upon price since our products are generally sold on a total value to the customer basis.  This may occur if hospitals and clinics give purchasing decision authority to group purchasing organizations that focus solely on pricing as the primary determinant in making purchase decisions.  In our sales of linear accelerator products for radiotherapy and radiosurgery, we compete primarily with Siemens Medical Solutions, Elekta AB, Tomotherapy Incorporated and Accuray Incorporated.  We compete with a variety of companies, such as Elekta AB/IMPAC Medical Systems, Inc., Philips Medical Systems, Computerized Medical Systems, Inc., North American Scientific, Inc. and Nucletron B.V. in our software products, treatment simulation and verification products and accessories product lines.  In respect of our BrachyTherapy operations, our primary competitor is Nucletron B.V.  For the service and maintenance business for our products, we compete with independent service organizations and our customers’ internal service organizations.

The market for X-ray tube products is extremely competitive. All of the major diagnostic imaging systems companies, which are the primary customers of our X-ray Products business, also manufacture X-ray tubes for use in their own products. We must compete with these in-house X-ray tube manufacturing operations that are naturally favored by their affiliated companies. As a result, we must have a competitive advantage in one or more significant areas, which may include lower product cost, better product quality or superior technology and performance. We sell a significant volume of our X-ray tube products to companies such as Toshiba Corporation, Hitachi Medical Corporation, Shimadzu Corporation, Philips Medical Systems and General Electric Company, all of which have in-house X-ray tube production capability. In addition, we compete against other stand-alone X-ray tube manufacturers such as Comet AG and IAE Industria Applicazioni Elettroniche Spa.

In each of our business segments, existing competitors’ actions and new entrants may adversely affect our ability to compete. These competitors could develop technologies and products that are more effective than those we currently use or produce or that could render our products obsolete or noncompetitive. In addition, the timing of competitors’ introduction of products into the market could affect the market acceptance and market share of our products.  Finally, some competitors offer specialized products which are perceived by some healthcare providers to provide a marketing advantage over our mainstream cancer treatment products.  If we are unable to develop competitive products, gain regulatory approval and supply commercial quantities of such products to the market as quickly and effectively as our competitors, market acceptance of our products may be limited and our sales reduced.  In addition, some of our smaller competitors could be acquired by larger companies that have greater financial strength, which could enable them to compete more aggressively. Some of our suppliers or distributors could also be acquired by competitors, which could disrupt these supply or distribution arrangements and result in less predictable and reduced revenues in our businesses.   Therefore, such competitive factors or our failure to achieve the above dependencies could have a negative affect on our pricing, sales, market share and gross margins and our ability to maintain or increase our operating margins.

INTEROPERABILITY OF OUR PRODUCTS WITH ONE ANOTHER AND THEIR COMPATIBILITY WITH THIRD PARTY PRODUCTS IS BECOMING INCREASINGLY IMPORTANT, AND IF WE ARE UNABLE TO MAKE OUR PRODUCTS INTEROPERATE WITH ONE ANOTHER OR COMPATIBLE WITH WIDELY USED THIRD PARTY PRODUCTS, SALES OF OUR PRODUCTS COULD DECREASE

As radiation oncology treatment becomes more and more complex, our customers are increasingly concerned about the interoperability and compatibility of the various products they use in providing treatment to patients.  For example, our linear accelerators, treatment simulators, treatment verification products and treatment planning and information management software products are designed to interoperate with one another, and to be compatible with other widely used third party radiation oncology products. Obtaining and maintaining this interoperability and compatibility is costly and time-consuming, and when third parties modify the design or functionality of their products, it can require us to modify our products to ensure compatibility. Conversely, when we implement design improvements to our products, third-party providers of software network already in place in clinics could slow adoption of our new technology by not providing proper interfaces.  In addition, our ability to obtain compatibility with third party products can depend on the third parties providing us with adequate information regarding their products. These third parties are in many cases our competitors and accordingly the timing of their product changes, and of sharing relevant information with us, may be made to place us at a competitive disadvantage. We could further be required to obtain additional regulatory clearances for any modification of our products. It is also possible that, despite our best efforts, we might be unable to make our products interoperable or compatible with widely used third party products or might only be able to do so at a prohibitive expense, making our products less attractive or more costly to our customers.

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

The industries in which we compete are characterized by a substantial amount of litigation over patent and other intellectual property rights. Our competitors, like companies in many high technology businesses, continually review other companies’ products for possible conflicts with their own intellectual property rights.  Determining whether a product infringes a third party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights.  While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties or are subject to lawsuits alleging infringement of third party patent or other intellectual property rights. Any contest regarding patents or other intellectual property could be costly and time-consuming, and could divert our management and key personnel from our business operations.  We cannot assure you that we would prevail in any such contest.  We also do not maintain insurance for such intellectual property infringement.  Therefore, if we are unsuccessful in defending any such infringement claim, we may be subject to significant damages or injunctions against development and sale of our products, or may be required to enter into costly royalty or license agreements.  We cannot assure you that any licenses required would be made available on acceptable terms or at all.

SINCE WE DEPEND UPON A LIMITED GROUP OF SUPPLIERS, AND IN SOME CASES SOLE SOURCE SUPPLIERS, FOR SOME PRODUCT COMPONENTS, THE LOSS OF A SUPPLIER OR ANY INABILITY TO SUPPLY SUCH COMPONENTS COULD REDUCE OUR ABILITY TO MANUFACTURE PRODUCTS, CAUSE MATERIAL DELAYS IN OUR ABILITY TO DELIVER PRODUCTS, OR SIGNIFICANTLY INCREASE OUR COSTS

We obtain some of the components and subassemblies included in our products from a limited group of suppliers, or in some cases a single-source supplier; for example, the source wires for high-dose afterloaders, klystrons for linear accelerators, imaging panels, non-coated array sensors and coating for array sensors for the flat panels, specialized integrated circuits for imaging subassemblies, and some targets, housings and glass bulbs for X-ray tubes.  If we lose any of these suppliers, we would be required to obtain and qualify one or more replacement suppliers, which may then also require us to redesign or modify our products to incorporate such new parts and/or further require us to obtain clearance, qualification or certification of such product by the FDA or other applicable regulatory approvals in other countries. Such an event would likely cause material delays in delivery and significantly increase costs for the affected product.  Although we have obtained limited insurance to protect against business interruption loss, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all.  Additionally, manufacturing capacity limitations of any of these suppliers and the inability of these suppliers to be able to meet increasing demand are also possibilities that could adversely affect us, resulting in curtailed growth opportunities for any of our product lines and higher costs of manufacturing for us as prices increase for such components and subassemblies due to shortage and greater demand. Disruptions or loss of any of our limited- or sole-source components or subassemblies or the capacity limitations of the suppliers for such components or subassemblies, including the ones referenced above, could adversely affect our business and financial results and could result in damage to customer relationships.

WE SELL OUR X-RAY TUBES TO A LIMITED NUMBER OF OEM CUSTOMERS, MANY OF WHOM ARE ALSO OUR COMPETITORS, AND THE LOSS OR REDUCTION IN PURCHASING VOLUME BY ONE OR MORE OF THESE CUSTOMERS OR CONSOLIDATION AMONG OEMs IN THE X-RAY TUBE PRODUCTS MARKET COULD REDUCE OUR SALES OF X-RAY TUBE PRODUCTS

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

Our success will depend, in part, on our ability to expand our product offerings and grow our businesses in response to changing technologies, customer demands and competitive pressures.   In some circumstances, we may determine to do so through the acquisition of complementary businesses, products or technologies rather than through internal development. In fiscal year 2004, we acquired Zmed, Inc, a provider of radiation oncology software and accessories for ultrasound-based, image-guided radiotherapy, stereotactic radiation treatments and image management to our suite of products, OpTx Corporation, a medical oncology information systems software provider, and the service business of Mitsubishi Electric Corp.’s radiation therapy business.  In the second quarter of fiscal year 2005, we also acquired Sigma Micro Informatique Conseil, a French radiation and medical oncology information system software provider.  The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions.  Furthermore, even if we successfully complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products or technologies into our operations, and the process of integration could be expensive, time-consuming and may strain our resources. In addition, we may be unable to retain employees of acquired companies, or retain the acquired company’s customers, suppliers, distributors or other partners who are our competitors or who have close relationships with our competitors.  Consequently, we may not achieve anticipated benefits and could harm our existing business. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges such as in-process research and development, any of which could harm our business and affect our financial results.

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

Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices and software. Because our products involve the delivery of radiation to the human body, collection and storage of patient treatment data for physicians’ use, the planning of radiation treatment and diagnostic imaging of the human body, the possibility for significant injury and/or death exists. The tolerance for error in the design, manufacture, installation, servicing, support or use of our products may be small or nonexistent. As such, we may face substantial liability to patients for damages resulting from the faulty design, manufacture, installation, servicing and support of our products.  We may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in our products, or the installation, servicing and support of our product, or any professional services rendered in conjunction with our products.  In any accident case, we could be subject to legal costs, adverse publicity and damage to reputation, whether or not our products or services were a factor.

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

In addition, sales of some of our products indirectly depend on whether adequate reimbursement is available to our customers for the treatment provided by those products from third-party healthcare payors, such as government healthcare insurance programs, including the Medicare and Medicaid programs, private insurance plans, health maintenance organizations and preferred provider organizations. Once Medicare has made a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually.  Private third-party payors often adopt Medicare reimbursement policies and payment amounts.  As a result, decisions by the Centers for Medicare and Medicaid Services, or CMS, to reimburse for a treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a treatment would likely extend to third-party payor reimbursement policies and amounts for that treatment as well.  The availability of such reimbursement for treatments using our products and the relevant reimbursement rates can affect our customers’ decisions to purchase our radiotherapy products or the products into which our X-ray tube and flat panel imaging products are integrated.  For example, currently Medicare reimbursement rates for IMRT treatments are substantially higher than the reimbursement rates for standard radiotherapy treatments, and growth in our business has been driven in part by growth in sales of IMRT and IMRT-related products.  Any material adverse change in Medicare’s reimbursement policies regarding IMRT treatments or other procedures using our products, or material reduction in reimbursement rates for such procedures, could reduce demand for our products and have a material adverse effect on our revenues.  Also, at this time, there is considerable confusion about the availability of reimbursement for IGRT and what reimbursement codes and rates apply for IGRT procedures.  This may be causing some hesitancy with some customers as they evaluate the economic return of investing in IGRT equipment.  We anticipate that CMS will clarify the reimbursement codes, availability of reimbursement and the reimbursement rates for IGRT, but to the extent that such clarification of reimbursement is delayed or not forthcoming, the adoption and acceptance of IGRT may be hindered and adversely impacted.  In addition, the executive branch of the federal government and the Congress from time to time consider various Medicare and other healthcare reform proposals that could significantly affect both private and public reimbursement for healthcare services. If a proposal that significantly reduced reimbursement rates for our products or procedures using our products were enacted into law, it could adversely affect the demand for these products and our business would suffer.

As a general matter, third-party payors are increasingly challenging the pricing of medical procedures or limiting or prohibiting reimbursement for specific services or devices, and we cannot be sure that they will reimburse our customers at levels sufficient to enable us to achieve or maintain sales and price levels for our products. Without adequate support from third-party payors, the market for our products may be limited. There is no uniform policy on reimbursement among third-party payors, nor can we be sure that procedures using our products will qualify for reimbursement from third-party payors.  Foreign governments also have their own healthcare reimbursement systems, and there is an emerging private sector.  We cannot be sure that appropriate reimbursement will be made available with respect to our products under any foreign reimbursement system.

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

We report on a quarterly and annual basis our net orders and backlog results.  It is important to understand that, unlike revenues, net orders and backlog are not governed by the rules of generally accepted accounting principles in the United States, or GAAP, and are not within the scope of the audit or reviews conducted by our independent public accountants; therefore, investors should not interpret our net orders or backlog results in such a manner.  Also, our net orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues as the timing of such revenues is dependent upon completion of customer site preparation and construction, installation scheduling, customer capital budgeting and financing, appropriate regulatory authorizations and other factors.  Unexpected levels of cancellation of individual orders will reduce the quarterly net orders results and also affect the level of future revenues.  Accordingly, we cannot be sure if or when orders will mature into revenues. Our operating results for net orders and backlog in one or more future periods may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

We prepare our financial statements to conform with GAAP. These principles are subject to interpretation by the FASB, AICPA, the SEC and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced.

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

AS A STRATEGY TO UTILIZE OUR AVAILABLE CASH TO BETTER ASSIST OUR SALES EFFORTS, WE OFFER EXTENDED PAYMENT TERMS, WHICH MAY POTENTIALLY RESULT IN HIGHER DSO AND GREATER PAYMENT DEFAULTS

In light of the relatively low interest rates on short-term investments and in order to better utilize our strong cash position in a manner to better assist sales of our products, we offer longer or extended payment terms for qualified customers in some circumstances.  During the second quarter of fiscal year 2005, revenues earned from customer contracts with longer or extended payment terms amounted to approximately 2% of total Oncology Systems revenues.  While we qualify customers to whom we offer such longer or extended payment terms, there can be no assurance that the financial positions of such customers will not change adversely over the longer time period given for payment.  In such an event, we may experience an increase in payment defaults in our accounts receivable, which will affect our net earnings.  Also, such longer or extended payment terms will likely result in an increase in our DSO.

OUR OPERATIONS ARE VULNERABLE TO INTERRUPTION OR LOSS DUE TO NATURAL DISASTERS, POWER LOSS, STRIKES AND OTHER EVENTS BEYOND OUR CONTROL, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS

We conduct a significant portion of our activities including manufacturing, administration and data processing at facilities located in the State of California and other seismically active areas that have experienced major earthquakes in the past, as well as other natural disasters. We carry limited earthquake insurance for inventory only.  Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting our facilities, it could significantly disrupt our operations, delay or prevent product manufacture and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, and result in large expenses.   In addition, our facilities, particularly in the State of California, may be subject to a shortage of available electrical power and other energy supplies.  Such shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business.  In addition, our products are typically shipped from a limited number of ports, and any natural disaster, strike or other event blocking shipment from such ports could delay or prevent shipments and harm our business.

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

We have significant international transactions in foreign currencies and address related financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and adhere to a policy of hedging firmly committed sales orders. These firmly committed foreign currency sales orders, excluding the amounts relating to the products made outside of the United States, are hedged with forward exchange contracts. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating currency exchange rates. We do not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts range from one to twelve months in original maturity. As of April 1, 2005, we did not have any forward exchange contract with an original maturity greater than twelve months, but we may hedge beyond twelve months in the future.

We also hedge the balance sheet exposures from our various foreign subsidiaries and business units having U.S. dollar functional currencies.  We enter into these monthly foreign exchange forward contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

The notional value of sold forward exchange contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding as of April 1, 2005 totaled $393.0 million. The notional value of purchased forward exchange contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding as of April 1, 2005 totaled $14.0 million.  The notional amounts of forward exchange contracts are not a measure of our exposure.  The fair value of forward exchange contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts.  A move in currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.  Accordingly, we believe that our hedging strategy should yield no material net impact to our results of operations or cash flows.

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

The principal amount of cash, cash equivalents and marketable securities at April 1, 2005 totaled $372 million with a weighted average interest rate of 1.8% and an estimated average tax equivalent yield of 2.2%.  All of our marketable securities at April 1, 2005 were in municipal bonds. Our investment portfolio of municipal bonds and corporate debt securities is classified as held-to-maturity (with the exception of our auction rate securities which are classified as available-for-sale), and any gains or losses relating to changes in interest rates would occur in the unlikely event of liquidation of all or part of the investment portfolio. Our debt of $61 million at April 1, 2005 carried a weighted average fixed interest rate of 6.9% with principal payments due in various installments over the next ten years.

The estimated fair value of our cash and cash equivalents and marketable securities (51% of which was held abroad at April 1, 2005 and some of which could be subject to additional taxation if it was repatriated in the United States) approximated the principal amounts of these financial instruments.

Although payments under some of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Item 4.   Controls and Procedures

(a)          Disclosure controls and procedures. Based on our management’s evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)         Changes in internal controls over financial reporting. There were no changes that occurred during the second fiscal quarter of fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to the shares of common stock repurchased by us during the second quarter of fiscal year 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2005 - January 28, 2005	—	—	—	6,000,000
January 29, 2005 - February 25, 2005	1,500,000	$37.40	1,500,000	4,500,000
February 26, 2005 - April 1, 2005	—	—	—	4,500,000
Total	1,500,000	$37.40	1,500,000

On November 19, 2004, we announced that our Board of Directors had authorized a repurchase of up to 6,000,000 shares of our common stock over the period through December 31, 2005.  Shares will be retired and cancelled upon repurchase.  On February 25, 2005, we adopted a Rule 10b5-1 Stock Plan to effect repurchases under this authorization from time to time.  As of April 1, 2005, we could repurchase up to 4,500,000 shares of our common stock under this repurchase authorization.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on February 17, 2005 (the “Stockholders’ Meeting”), the stockholders of Varian Medical Systems, Inc. voted on the following three items and cast their votes as follows:

Proposal One:

To elect the following for three-year terms ending with the 2008 annual meeting.

	For	Withheld	Broker Non-Votes(1)
Susan L. Bostrom	118,372,542	3,925,788	NA
Richard M. Levy	118,025,658	4,272,672	NA
Allen S. Lichter, M.D.	115,572,622	6,725,708	NA

To elect the following for a two-year term ending with the 2007 annual meeting.

	For	Withheld	Broker Non-Votes(1)
R. Andrew Eckert	118,457,292	3,841,038	NA

Directors John Seely Brown, Samuel Hellman, M.D., David W. Martin, Jr. M.D. and Ruediger Naumann-Etienne continued in office following the Stockholders’ Meeting.

Proposal Two:

To approve the adoption of the Varian Medical Systems, Inc. 2005 Omnibus Stock Plan.

For	Against	Abstain	No Vote
80,257,250	25,143,674	436,867	16,460,539

Proposal Three:

To ratify the section of PricewaterhouseCoopers LLP, as our independent auditors for fiscal year 2005.

For	Against	Abstain	Broker Non-Votes(1)
119,825,566	2,367,826	104,938	NA

(1)   Pursuant to the rules of the New York Stock Exchange, this proposal constituted a routine matter.  Therefore, brokers were permitted to vote without receipt of instructions from beneficial owners.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)                                  Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.
Description
10.1†	Registrant’s 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on February 24, 2005).
10.2†	Registrant’s Form of Nonqualified Stock Option Agreement under the Varian Medical Systems, Inc. 2005 Omnibus Stock Plan.
10.3†	Registrant’s Form of Nonqualified Stock Option Agreement for Directors under the Varian Medical Systems, Inc. 2005 Omnibus Stock Option Plan.
10.4†	Registrant’s Form of Restricted Stock Agreement under the Varian Medical Systems, Inc. 2005 Omnibus Stock Plan.
15.1	Letter Regarding Unaudited Interim Financial Information.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                                          Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: May 9, 2005	By:	/s/ ELISHA W. FINNEY
Elisha W. Finney
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.
Description
10.1†	Registrant’s 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on February 24, 2005).
10.2†	Registrant’s Form of Nonqualified Stock Option Agreement under the Varian Medical Systems, Inc. 2005 Omnibus Stock Plan.
10.3†	Registrant’s Form of Nonqualified Stock Option Agreement for Directors under the Varian Medical Systems, Inc. 2005 Omnibus Stock Option Plan.
10.4†	Registrant’s Form of Restricted Stock Agreement under the Varian Medical Systems, Inc. 2005 Omnibus Stock Plan.
15.1	Letter Regarding Unaudited Interim Financial Information.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                  Management contract or compensatory arrangement.