Form 10-Q
period 2005-07-01
VARIAN MEDICAL SYSTEMS INC
filed 2005-08-08
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2005

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 130,858,725 shares of Common Stock, par value $1 per share, outstanding as of August 1, 2005.

www.varian.com

(NYSE: VAR)

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended July 1, 2005

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	July 1, 2005	July 2, 2004 (1)	July 1, 2005	July 2, 2004 (1)
		(As Adjusted)		(As Adjusted)

Revenues:
Product	$290,754	$256,318	$835,875	$763,394
Service contracts and other	55,787	46,771	160,501	127,325

Total revenues	346,541	303,089	996,376	890,719

Cost of revenues:
Product	162,421	144,128	476,535	437,966
Service contracts and other	32,248	27,928	92,630	82,520

Total cost of revenues	194,669	172,056	569,165	520,486

Gross margin	151,872	131,033	427,211	370,233

Operating expenses:
Research and development	21,890	17,733	60,486	53,808
Selling, general and administrative	54,678	47,700	151,535	139,161

Total operating expenses	76,568	65,433	212,021	192,969

Operating earnings	75,304	65,600	215,190	177,264
Interest income	2,069	1,324	6,014	4,462
Interest expense	(994)	(1,171)	(3,834)	(3,534)

Earnings from operations before taxes	76,379	65,753	217,370	178,192
Taxes on earnings	25,200	23,020	71,730	62,370

Net earnings	$51,179	$42,733	$145,640	$115,822

Net earnings per share:
Basic:	$0.39	$0.31	$1.10	$0.85
Diluted:	$0.37	$0.30	$1.05	$0.81

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - Basic	131,933	136,611	132,978	136,381
Weighted average shares outstanding - Diluted	136,870	143,075	138,422	142,827

(1) Certain amounts for the three months and nine months ended July 2, 2004 have been adjusted to reflect the Company’s change from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method of accounting for inventories as described in Note 3.  For the three months and nine months ended July 2, 2004, this change had no impact on basic net earnings per share and diluted net earnings per share.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	July 1, 2005	October 1, 2004 (1)
		(As Adjusted)
Assets

Current assets:
Cash and cash equivalents	$181,054	$132,870
Short-term marketable securities	125,212	219,078
Accounts receivable, net	318,227	288,663
Inventories	186,262	144,389
Prepaid expenses and other	40,219	29,454
Deferred tax assets	81,130	81,130

Total current assets	932,104	895,584

Property, plant and equipment, net	98,756	85,377
Long-term marketable securities	36,349	40,970
Goodwill	122,240	112,653
Other assets	57,110	46,056

Total assets	$1,246,559	$1,180,640

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$66,398	$59,639
Accrued expenses	293,719	255,519
Current maturities of long-term debt	2,603	5,250
Product warranty	38,321	40,654
Advance payments from customers	119,507	100,277

Total current liabilities	520,548	461,339

Long-term accrued expenses and other	41,165	41,889
Long-term debt	53,180	53,250

Total liabilities	614,893	556,478

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 131,242 and 134,045 shares issued and outstanding at July 1, 2005 and at October 1, 2004, respectively	131,242	134,045
Capital in excess of par value	142,992	133,985
Deferred stock compensation	(1,985)	(1,110)
Retained earnings	359,417	357,242

Total stockholders’ equity	631,666	624,162

Total liabilities and stockholders’ equity	$1,246,559	$1,180,640

(1) Amounts as of October 1, 2004 have been derived from audited financial statements as of that date except that certain amount of auction rate securities have been reclassified from cash and cash equivalents to short-term marketable securities as described in Note 2 and certain amounts have been adjusted to reflect the Company’s change from the LIFO method to the FIFO method of accounting for inventories as described in Note 3.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In thousands)	July 1, 2005	July 2, 2004 (1)
		(As Adjusted)

Cash flows from operating activities:
Net earnings	$145,640	$115,822
Adjustments to reconcile net earnings to net cash provided by operating activities:
Tax benefits from employee stock option exercises	15,444	28,181
Depreciation	15,695	15,357
Provision for doubtful accounts receivable	762	777
Loss on disposal of property, plant and equipment	220	118
Amortization of intangibles	4,205	3,034
Amortization of premium/discount on marketable securities, net	352	1,213
Amortization of deferred stock compensation	925	789
Deferred taxes	166	2,051
Net change in fair value of derivatives and underlying commitments	1,956	(129)
Income on equity investment in affiliate	(1,791)	—
Other	405	310
Changes in assets and liabilities:
Accounts receivable	(31,604)	7,443
Inventories	(42,768)	(15,027)
Prepaid expenses and other current assets	(7,185)	(2,206)
Accounts payable	7,023	(1,154)
Accrued expenses	33,970	(4,009)
Product warranty	(2,376)	2,346
Advance payments from customers	18,831	17,359
Long-term accrued expenses and other liabilities	(940)	(1,851)
Net cash provided by operating activities	158,930	170,424

Cash flows from investing activities:
Proceeds from maturities of marketable securities	233,935	209,189
Purchases of marketable securities	(135,800)	(178,340)
Acquisition of businesses, net of cash acquired	(12,372)	(71,744)
Purchases of property, plant and equipment	(26,472)	(16,120)
Increase in cash surrender value of life insurance	(6,424)	(5,166)
Notes receivable from affiliate and other	(3,024)	—
Proceeds from disposal of property, plant and equipment	68	202
Other, net	(256)	(343)
Net cash provided by (used in) investing activities	49,655	(62,322)

Cash flows from financing activities:
Repurchases of common stock	(180,806)	(119,631)
Proceeds from issuance of common stock to employees	26,301	39,201
Repayments of bank borrowings	(5,315)	—
Proceeds from sale of mandatorily redeemable financial instrument	—	13,457
Net cash used in financing activities	(159,820)	(66,973)

Effects of exchange rate changes on cash and cash equivalents	(581)	(2,339)

Net increase in cash and cash equivalents	48,184	38,790

Cash and cash equivalents at beginning of period	132,870	79,648

Cash and cash equivalents at end of period	$181,054	$118,438

(1) The Company has adjusted gross purchases and sales of auction rate securities as investments in the condensed consolidated statements of cash flows for the nine months ended July 2, 2004 to conform to the current period’s presentation as described in Note 2.  In addition, certain amounts for the nine months ended July 2, 2004 have been adjusted to reflect the Company’s change from the LIFO method to the FIFO method of accounting for inventories as described in Note 3.

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

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest September 30.  Fiscal year 2005 is the 52-week period ending September 30, 2005, and fiscal year 2004 was the 53-week period ended October 1, 2004. The fiscal quarters ended July 1, 2005 and July 2, 2004 were both 13-week periods.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 1, 2004. In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of July 1, 2005 and October 1, 2004, results of operations for the three and nine months ended July 1, 2005 and July 2, 2004, and cash flows for the nine months ended July 1, 2005 and July 2, 2004. The results of operations for the three and nine months ended July 1, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees and related interpretations.  Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price.  Upon the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) as discussed in the Recent Accounting Pronouncements section of Note 1, the Company’s policy regarding the timing of expense recognition for employees eligible for retirement will be changed to recognize compensation expense over the period from the date of grant to the date retirement eligibility is met if it is shorter than the vesting term. Currently, the Company’s policy is to recognize this compensation expense over the vesting term.  If an employee retires before the end of the vesting term, the Company recognizes any remaining unrecognized compensation expense at retirement date. The Company is evaluating what the impact of adopting SFAS No. 123R will have on the consolidated financial statements effective in the first quarter of fiscal year 2006.

The following table illustrates the effect on net earnings and earnings per share if the Company had accounted for the stock-based employee compensation under the fair value method of accounting:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
		(As Adjusted See Note 3)		(As Adjusted See Note 3)

Net earnings, as reported	$51,179	$42,733	$145,640	$115,822
Add: Stock-based employee compensation expense included in reported net earnings under APB No. 25, net of related tax effects	197	171	619	513
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(7,471)	(5,264)	(19,386)	(16,026)
Pro forma net earnings	$43,905	$37,640	$126,873	$100,309

Net earnings per share — Basic:
As reported	$0.39	$0.31	$1.10	$0.85
Pro forma	$0.33	$0.28	$0.95	$0.74

Net earnings per share — Diluted:
As reported	$0.37	$0.30	$1.05	$0.81
Pro forma	$0.32	$0.26	$0.92	$0.70

The Company estimates the fair value of its options using a Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of assumptions, including the expected stock price volatility. The Company’s options have characteristics significantly different from those of traded options, and changes in the input assumptions can materially affect the fair value estimates. The fair value of options granted and the option component of the employee stock purchase plan shares were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Employee Stock Option Plans
Expected life (in years)	4	4	4	4
Risk-free interest rate	3.7%	3.6%	3.5%	3.0%
Expected volatility	27.3%	31.4%	30.3%	34.0%
Expected dividend yield	—	—	—	—
Weighted average fair value at grant date	$10.20	$13.13	$11.66	$10.25

Employee Stock Purchase Plan
Expected life (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	3.2%	2.0%	3.1%	1.3%
Expected volatility	17.0%	18.1%	20.9%	15.9%
Expected dividend yield	—	—	—	—
Weighted average fair value at grant date	$10.62	$11.45	$10.05	$9.03

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

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) on enterprises’ income tax expense and deferred tax liability.  The Jobs Creation Act was enacted on October 22, 2004.  FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.  The Company has not yet completed its evaluation of the impact of the repatriation provisions.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123 and superseded APB No. 25.  SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB No. 25 but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of earnings.  Additionally, SFAS No. 123R clarifies the timing for recognizing compensation expense for awards subject to acceleration of vesting on retirement. This compensation expense must be recognized over the period from the date of grant to the date retirement eligibility is met if it is shorter than the vesting term.  SFAS No. 123R will be effective for the Company beginning in the Company’s first quarter of fiscal year 2006.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS No. 123R and SAB No. 107 and expects that the adoption of SFAS No. 123R on October 1, 2005 will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

2. MARKETABLE SECURITIES

The carrying amounts of marketable securities are as follows:

(In millions)	July 1, 2005	October 1, 2004

Municipal bonds	$161.6	$255.0
Corporate debt securities	—	5.0
	161.6	260.0
Less: Short-term marketable securities	125.2	219.0
Long-term marketable securities	$36.4	$41.0

The Company has historically classified auction rate securities as cash and cash equivalents if the period between interest rate resets was 90 days or less, which was based on the Company’s ability to either liquidate its holdings or roll its investment over to the next reset period. Based on the Company’s re-evaluation of the maturity dates associated with the underlying bonds, the Company has concluded it is appropriate to classify $106.6 million of its auction rate securities, previously classified as cash and cash equivalents, as short-term marketable securities in the condensed consolidated balance sheet as of October 1, 2004.  In addition, the Company has reported gross purchases and sales of such auction rate securities as investments in the condensed consolidated statements of cash flows for the nine month period ended July 2, 2004 to conform to the current period’s presentation.  This change in classification does not affect previously reported cash flows from operations or from financing activities in the Company’s previously reported Consolidated Statement of Cash Flows, or its previously reported Consolidated Statements of Earnings for any period.

3. CHANGE IN METHOD OF ACCOUNTING FOR INVENTORIES

Prior to October 2, 2004, the Company accounted for U.S. inventories of Oncology Systems using the LIFO method.  All other inventories were carried at the lower of cost or market (realizable value) using the FIFO or average cost method.  Beginning October 2, 2004, the Company changed its accounting for Oncology Systems’ U.S. inventories from LIFO to FIFO because the Company has experienced relatively stable inventory costs (i.e., little to no inflation) over the last several years; therefore, the use of LIFO to match current costs with current revenues had no significant impact on the Company’s operating results that would have been reported using FIFO.  In addition, the Company believes changing to FIFO enhances the comparability of its financial statements with those of its industry peers.  In accordance with APB No. 20, Accounting Change, the consolidated financial statements of prior years have been retroactively adjusted to apply the new inventory valuation method and accordingly, retained earnings as of October 1, 2004 has been increased by $10.4 million as a result of adjusting the inventories from their LIFO cost to current FIFO cost, net of the corresponding impact on deferred tax assets.  This accounting change also increased or (decreased) previously reported net earnings by $0.4 million, $(0.5) million and $1.1 million for fiscal years 2004, 2003 and 2002, respectively.

The effects of the accounting change on net earnings as previously reported for the three months and nine months ended July 2, 2004 are as follows:

	July 2, 2004
(In thousands)	Three Months Ended	Nine Months Ended
Net earnings:
As previously reported	$42,550	$115,414
Effect of change in accounting for inventories, net of taxes on earnings	183	408
As adjusted	$42,733	$115,822

This accounting change did not have any effects on basic net earnings per share and diluted net earnings per share as previously reported for the three months and nine months ended July 2, 2004.

The components of inventories are as follows:

(In millions)	July 1, 2005	October 1, 2004	October 1, 2004
		(As Adjusted)	(As Previously Reported)

Raw materials and parts	$106.9	$90.6	$79.8
Work-in-progress	15.1	8.2	7.4
Finished goods	64.3	45.6	40.5
Total Inventories	$186.3	$144.4	$127.7

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

The impairment test for purchased intangible assets with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Intangible assets with finite useful lives are amortized over their useful lives, which range from approximately one to twenty years.

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” on the condensed consolidated balance sheets:

(In millions)	July 1, 2005	October 1, 2004

Intangible Assets:
Patents, licenses and other	$13.9	$13.5
Acquired existing technology	14.1	11.5
Customer contracts and supplier relationship	10.1	9.3
Accumulated amortization	(16.9)	(12.7)
Net carrying amount	$21.2	$21.6

Amortization expense for intangible assets required to be amortized under SFAS No. 142 was $1.5 million and $1.3 million for the three months ended July 1, 2005 and July 2, 2004, respectively and $4.2 million and $3.0 million for the nine months ended July 1, 2005 and July 2, 2004, respectively.  The Company estimates amortization expense on a straight-line basis for the remaining three months of fiscal year 2005, fiscal years 2006 through 2009 and thereafter, to be as follows (in millions): $1.5, $5.8, $4.5, $3.1, $2.4, and $3.9.

The following table reflects goodwill allocated to the Company’s reportable segments:

(In millions)	July 1, 2005	October 1, 2004

Oncology Systems	$109.5	$100.0
X-ray Products	0.5	0.5
Other	12.2	12.2
Total	$122.2	$112.7

Increases in the goodwill and intangible assets were primarily due to the Company’s acquisition of Sigma Micro Informatique Conseil in France on January 17, 2005.  (See Note 14)

5. RELATED PARTY TRANSACTIONS

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

In September 2004, the Company acquired from another member in the consortium that member’s 20% ownership interest in dpiX Holding for $1 million.  As a result, the Company has the right to appoint two Managers of the five person Board of Managers and its ownership interest in dpiX Holding increased to 40% with the remaining 60% being held by the one other original member.  When the Company acquired this additional 20% ownership interest, the capital account of the selling member was zero because it was the first in the consortium to be allocated losses of dpiX Holding.  However, dpiX Holding has been profitable since the Company acquired the additional 20% ownership interest of the dpiX Holding member.  As a result, the Company was the first to be allocated net profits to recover previously allocated losses and recorded in the third quarter and first nine months of fiscal year 2005 income on equity investment in dpiX Holding of $0.7 million and $1.8 million, respectively, which is included in “Selling, general and administrative” expenses in the condensed consolidated statements of earnings.

In accordance with the dpiX agreement, the member that owns the remaining 19.9% ownership interest in dpiX had the right to sell back to dpiX on either December 31, 2004, 2005 or 2006, all of that member’s ownership interest for $5 million if dpiX had not become a publicly traded company as of those dates.  In December 2004, that member exercised such right and dpiX repurchased an 8% ownership interest from that member with a payment of $2 million.  The remaining 11.9% will be repurchased by dpiX in December 2005 and 2006.  According to the dpiX agreement, the 8% ownership interest was allocated to the two member consortium.  As a result, the Company’s ownership interest in dpiX increased from 32.0% to 35.2%.

In December 2004, the Company agreed to loan $2 million to dpiX in four separate installments, bearing interest at prime rate plus 1% per annum.  The principal balance is due and payable to the Company in twelve equal quarterly installments beginning October 2006; interest is payable in full according to the same quarterly schedule, but beginning in April 2005; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable hereunder, is fully due and payable on July 10, 2009.  As of July 1, 2005, the note receivable from dpiX totaled $1.5 million which is included in “Other Assets” in the condensed consolidated balance sheet.

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

The following table reflects the change in the Company’s product warranty accrual during the nine months ended July 1, 2005 and July 2, 2004:

	Nine Months Ended
(In millions)	July 1, 2005	July 2, 2004

Product warranty accrual, at beginning of period	$40.7	$36.0
Charged to cost of revenues	27.7	28.1
Actual product warranty expenditures or reclassifications	(30.1)	(25.3)
Product warranty accrual, at end of period	$38.3	$38.8

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has significant international transactions in foreign currencies and addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  The Company sells products throughout the world, often in the currency of the customer’s country, and typically hedges firmly committed foreign currency sales orders within the next twelve months. These firmly committed foreign currency sales orders are hedged with forward exchange contracts. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The forward exchange contracts range from one to twelve months in original maturity. At July 1, 2005, the Company did not have any forward exchange contract with an original maturity greater than twelve months.  As international deliveries may extend beyond twelve months, the Company may hedge beyond twelve months in the future.  The Company does not hold derivative instruments for speculative or trading purposes.

The Company accounts for its hedges of foreign currency denominated sales orders (firm commitments) as fair value hedges under SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. For the three months ended July 1, 2005, there were no material gains or losses due to hedge ineffectiveness. At July 1, 2005, the Company had foreign exchange forward contracts to sell and purchase $280.6 million and $12.6 million, respectively, in various foreign currencies. At July 1, 2005, all open forward exchange contracts were deemed effective.

The Company also hedges balance sheet exposures monthly from its various foreign subsidiaries and business units. These monthly hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment under SFAS No. 149.  Accordingly, changes in their fair values are recognized in “selling, general and administrative expenses” in the then-current period.  Changes in the values of these hedging instruments are offset by changes in the values of foreign currency denominated assets and liabilities.  Variations from the forecasted foreign currency assets or liabilities, coupled with a significant currency movement, may result in a material gain or loss if the hedges are not effectively offsetting the change in value of the foreign currency asset or liability.  At July 1, 2005, the Company had foreign exchange forward contracts maturing in the third quarter of fiscal year 2005 to sell and purchase $95.5 million and $20.7 million, respectively, to hedge the risks associated with foreign currency denominated assets and liabilities.

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

On February 2, 2004, the Company’s Japanese subsidiary (“VMS KK”) purchased the Service Business in Japan and certain other Asian and South American countries for 2.0 billion Japanese Yen, or US$19.1 million, plus a contingent “earn out” payable to MELCO at the end of the JVA period.   This “earn out” payment is equivalent to 100% of the net profits or losses of the Service Business for a three-year period.  The Company accounted for the purchase of the Service Business as an acquisition and 100% of the profits and losses from VMS KK are reflected in the Company’s consolidated results.  The Company accounts for the “earn out” payment equivalent to 100% of the net profits or losses of the Service Business during the three-year period as an adjustment to the purchase price of the acquisition at the end of the JVA period.  For the period from February 2, 2004 to July 1, 2005, net profits for the Service Business totaled approximately $1.5 million.  Assuming no future profits and losses, $1.5 million would be payable to MELCO at the end of the three-year JVA period.

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

Contingencies

The U.S. Environmental Protection Agency or third parties has named the Company as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at eight sites where the Company, as Varian Associates, Inc., is alleged to have shipped manufacturing waste for recycling or disposal.  In addition, the Company is overseeing environmental cleanup projects and, as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company’s sale of its electron devices business during 1995 and the sale of its thin film systems business during 1997). Under the terms of the agreement governing the distribution (the “spin-offs”) of Varian, Inc. (“VI”) and Varian Semiconductor Equipment Associates, Inc. (“VSEA”), by the Company in 1999, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $0.1 million and $0.3 million (net of amounts borne by VI and VSEA) during the three months ended July 1, 2005 and July 2, 2004, respectively, on environmental investigation, cleanup and third party claim costs.  The Company spent $0.8 million and $1.4 million (net of amounts borne by VI and VSEA) during the nine months ended July 1, 2005 and July 2, 2004, respectively, on environmental investigation, cleanup and third party claim costs.

For one of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities (including cleanup costs, reimbursements to third parties, project management costs and legal costs) if undertaken. As of July 1, 2005, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects for these sites ranged in the aggregate from $3.8 million to $7.2 million. The time frame over which the Company expects to complete the cleanup projects varies with each site, ranging up to approximately 30 years as of July 1, 2005. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $3.8 million as of July 1, 2005. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

As to other sites and facilities, the Company has gained sufficient knowledge based upon formal agreements with other parties defining the Company’s future liabilities or formal cleanup plans for these sites that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the site to better estimate the scope and costs of future cleanup activities. As of July 1, 2005, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects, including reimbursements to third party’s claims, for these sites and facilities ranged in the aggregate from $12.9 million to $44.6 million. The time frame over which these cleanup projects are expected to be complete varies with each site and facility, ranging up to approximately 30 years as of July 1, 2005. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $19.2 million at July 1, 2005. The Company accordingly accrued $12.7 million, which represents its best estimate of the future costs of $19.2 million discounted at 4%, net of inflation. This accrual is in addition to the $3.8 million described in the preceding paragraph.

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

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company’s past and future environmental-related expenditures, and the Company therefore had a $3.1 million receivable included in “Prepaid expenses and other current assets” and “Other assets” at July 1, 2005. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has paid the claims that the Company has made.

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

9. RETIREMENT PLANS

The Company’s net pension and post-retirement benefit costs were composed of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004

Defined Benefit Plans
Service cost	$757	$711	$2,273	$2,133
Interest cost	776	609	2,330	1,826
Expected return on assets	(731)	(529)	(2,195)	(1,587)
Net amortization and deferral:
Transition amount	60	(3)	180	(9)
Prior service cost	34	31	100	93
Recognized actuarial loss	180	192	538	575
Net pension benefit cost	$1,076	$1,011	$3,226	$3,031
Post-Retirement Benefit Plans
Service cost	$—	$—	$—	$—
Interest cost	92	121	276	364
Expected return on assets	—	—	—	—
Net amortization and deferral:
Transition amount	124	123	370	370
Prior service cost	—	—	—	—
Recognized actuarial (gain) loss	(3)	57	(9)	172
Net pension benefit cost	$213	$301	$637	$906

The Company made contributions to the defined benefit plans of $3.5 million during the nine months ended July 1, 2005. The Company currently expects total contributions for fiscal year 2005 to be approximately $3.6 million.

The Company made contributions to the post-retirement benefit plans of $0.5 million during the nine months ended July 1, 2005 and expects total contributions for fiscal year 2005 to be approximately $0.6 million.

10. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On November 19, 2004, the Company announced that its Board of Directors had authorized a repurchase by the Company of up to 6,000,000 shares of its common stock over the period through December 31, 2005 in addition to the 1,460,000 shares of common stock available for repurchase under the previously approved program as of October 1, 2004.  During the nine months ended July 1, 2005, the Company paid $180.8 million to repurchase 4,763,850 shares of its common stock, of which $63.9 million was paid during the three months ended July 1, 2005 to repurchase 1,803,850 shares.  All shares that have been repurchased have been retired.  As of July 1, 2005, the Company could repurchase up to 2,696,150 shares of its common stock.

Comprehensive Earnings

Comprehensive earnings for the three and nine months ended July 1, 2005 and July 2, 2004 equaled the reported net earnings.

11. EMPLOYEE STOCK PLANS

Option activity under the Omnibus Stock Plan, the 2000 Stock Option Plan and the 2005 Omnibus Stock Plan (together, the “Employee Stock Plans”) is presented below:

		Outstanding Options
(In thousands, except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price

Balance at September 26, 2003 (12,224 options exercisable at a weighted average exercise price of $11.36)	8,814	16,494	$14.13
Granted	(3,266)	3,266	32.90
Cancelled or expired (1)	102	(108)	25.35
Exercised	—	(3,408)	11.41

Balance at October 1, 2004 (11,953 options exercisable at a weighted average exercise price of $14.30)	5,650	16,244	$18.40
Authorized (2)	4,000	—	—
Granted (3)	(2,664)	2,620	39.64
Cancelled or expired	43	(43)	29.62
Exercised	—	(1,772)	12.53

Balance at July 1, 2005	7,029	17,049	$22.24

(1)  During the nine months ended July 2, 2004, the Company excluded from shares available for grant 6,000 shares of cancelled or expired options that were granted before the spin-offs of VI and VSEA under the Company’s previous, now inactive, stock option plans.

(2)  In February 2005, the Company’s stockholders approved the Company’s 2005 Omnibus Stock Plan, which provides for the grant of 4,000,000 shares of stock options (or other equity incentive awards such as restricted stock, stock appreciation rights, performance units, restricted stock units and performance shares) plus the number of shares authorized for issuance, but never issued, under the Omnibus Stock Plan and the 2000 Stock Option Plan to qualified employees, consultants and directors.  Effective February 17, 2005, no further grants were made under the Omnibus Stock Plan or the 2000 Stock Option Plan.

(3)  During the nine months ended July 1, 2005, the Company granted 44,368 shares of restricted stock to an officer of the Company.

The following table summarizes information concerning options outstanding and exercisable under the Employee Stock Plans at July 1, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Oustanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
(Shares in thousands)
$3.88 – $4.57	220	1.4	$4.40	220	$4.40
$4.58 – $4.62	1,748	4.2	$4.58	1,748	$4.58
$4.63 – $6.65	213	2.7	$5.50	213	$5.50
$6.66 – $13.94	258	3.3	$8.80	258	$8.80
$13.95 – $14.72	3,893	5.7	$13.95	3,893	$13.95
$14.73 – $21.49	2,387	6.6	$17.91	2,387	$17.91
$21.50 – $32.09	2,591	7.6	$24.41	2,204	$24.41
$32.10 – $46.07	5,739	9.2	$35.98	1,847	$33.55
Total	17,049	7.0	$22.24	12,770	$17.64

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

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
		(As Adjusted See Note 3)		(As Adjusted See Note 3)
Net earnings	$51,179	$42,733	$145,640	$115,822

Basic weighted average shares outstanding	131,933	136,611	132,978	136,381
Dilutive stock option shares	4,586	6,134	5,098	6,128
Dilutive restricted performance shares and restricted common stock	351	330	346	318
Diluted weighted average shares outstanding	136,870	143,075	138,422	142,827

Net earnings per share — Basic	$0.39	$0.31	$1.10	$0.85
Net earnings per share — Diluted	$0.37	$0.30	$1.05	$0.81

The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be antidilutive to earnings per share.  Accordingly, stock options to purchase 2,853,586 and 70,200 shares at an average exercise price of $39.88 and $44.65 per share, respectively, were excluded from the computation of diluted weighted average shares outstanding for both the three months ended July 1, 2005 and July 2, 2004, respectively.  Stock options to purchase 2,691,728 and 250,124 shares at an average exercise price of $40.10 and $42.13 per share, respectively, were excluded from the computation of diluted weighted average shares outstanding for both the nine months ended July 1, 2005 and July 2, 2004, respectively.

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

The following table summarizes selected operating results information for each business segment:

	Three Months Ended		Nine Months Ended
(In millions)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Revenues		(As Adjusted See Note 3)		(As Adjusted See Note 3)

Oncology Systems	$285	$252	$816	$743
X-ray Products	49	41	144	120
Other	12	10	36	28
Total segments	$346	$303	$996	$891
Corporate	—	—	—	—
Total company	$346	$303	$996	$891
Operating Earnings

Oncology Systems	$74	$63	$206	$174
X-ray Products	9	8	28	23
Other	2	—	6	—
Total segments	$85	$71	$240	$197
Corporate	(10)	(6)	(25)	(20)
Total company	$75	$65	$215	$177

14. BUSINESS COMBINATIONS

On January 17, 2005, the Company acquired Sigma Micro Informatique Conseil (“Sigma Micro”), a privately held French supplier of information management software for radiation oncology and medical oncology in cancer clinics and hospitals, for approximately $13.6 million in cash.  Sigma Micro’s products are expected to complement the VARiS Vision™ software for information and image management.

The Company’s methodology for allocating the purchase price of Sigma Micro to intangible assets and in-process research and development (“IPR&D”) is determined using commonly accepted valuation techniques in the high-technology industry. IPR&D was expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. Total IPR&D expense was $0.2 million for the nine months ended July 1, 2005.

The condensed consolidated financial statements include the operating results of Sigma Micro from the date of acquisition.  Pro forma results of operations have not been presented because the acquisition was not material to the operating results.  In connection with this acquisition, $10.8 million was allocated to goodwill, $3.8 million was allocated to identifiable intangible assets, $0.2 million was allocated to IPR&D expense and ($1.2) million, net, was allocated to assets and liabilities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of July 1, 2005, and the related condensed consolidated statements of earnings and cash flows for the three-month and nine-month periods ended July 1, 2005 and July 2, 2004.  These interim financial statements are the responsibility of the Company’s management.

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
July 25, 2005

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“we,” “our”, or “the Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors listed under “–– Factors Affecting Our Business” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, and from time to time in our other filings with the Securities and Exchange Commission or SEC. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as intensity modulated radiation therapy, image guided radiation therapy, brachytherapy, software, treatment techniques, and advanced X-ray products; growth drivers; orders, revenues, backlog or earnings growth; future financial results and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “will,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements.  By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Overview

We achieved solid growth in the third quarter of fiscal year 2005 compared to the same period of fiscal year 2004.  During the third quarter of fiscal year 2005, our net earnings increased by 20%, net earnings per diluted share increased by 23%, and overall revenues and overall net orders both increased by 14% compared to the third quarter of fiscal year 2004.  At the end of the third quarter of fiscal year 2005, we reported backlog at $1,077 million, an increase of 19% from the year earlier.  During the third quarter of fiscal year 2005, we had operating cash flow of $49 million, which was all generated from our net earnings.

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

In our view, the fundamental market drivers for long-term growth in the radiation therapy market continue to be the rising cancer incidence, underserved medical needs outside of the United States, technology advances that are leading to improvements in patient care, customer demand for more advanced and effective treatments (such as IMRT, IGRT and stereotactic cancer treatments), media and marketing promotions and educational efforts by hospitals and radiotherapy centers motivated to have the most modern systems to improve the cost efficiency of delivering therapy and clinical outcomes and to attract top medical talent.

Our strategy in the Oncology Systems business segment continues to focus on customers’ adoption of both IGRT and IMRT. Adoption of our new IGRT technology continued to drive the orders growth in this quarter, with an increasing percentage of orders for our high-energy Clinac accelerators including our on board imager, or OBI, and also our PortalVision accessory.  As of the end of the third quarter of fiscal year 2005, 80 installations of our OBI for our high-energy Clinac accelerators and Trilogy medical linear accelerators were either complete or in progress, with the vast majority of those installations on new accelerators.  We expect that IGRT will become one of the main contributors to revenues growth in our Oncology Systems business segment in the coming years and indications are that our customers also see IGRT as the next significant enhancement of curative radiation therapy.

At the same time, we have been seeing a shift in our business from North America to the international regions, with international net orders accounting for 49% of the total Oncology Systems net orders in the third quarter of fiscal year 2005, compared to 45% of the total Oncology Systems net orders in the same period of fiscal year 2004.  As we noted previously, this appears to be consistent with a historical pattern where the North American region and international regions frequently having different cycles of demand, with one growing rapidly while the other is in a relatively slow growth phase.

As newly introduced products and international sales comprise a greater portion of our shipments mix, we are experiencing longer delivery times and an associated increase in revenue recognition deferrals.  As a result, our Oncology Systems net orders and backlog have grown at a substantially faster rate than our reported revenues.  We estimate that the average time of orders in backlog has increased by about 3 months.

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

X-Ray Products.  Our second significant business segment is X-ray Products, which manufactures and sells (i) X-ray tubes for use in a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, mammography, special procedures and industrial and (ii) flat panel imaging products (also commonly referred to as flat panel detectors) for digital X-ray image capture, which is an alternative to image intensifier tubes for fluoroscopy and X-ray film for radiography.  We continue to view the fundamental growth driver for this business to be the on-going success of key original equipment manufacturers, or OEMs, that incorporate our X-ray tube products and flat panel imaging devices into their medical diagnostic and industrial imaging systems. Our flat panel imaging products are being incorporated into next generation imaging equipment, including equipment for IGRT such as OBI, and for dental CT scanning and veterinary X-rays imaging.

Other.  Through the Ginzton Technology Center, or GTC, we are developing technologies that enhance our current businesses or may lead to new business areas, including next generation digital X-ray imaging technology, volumetric and functional imaging, improved X-ray sources and technology for security and cargo screening applications.  In addition, we are developing technologies and products that promise to improve disease management by more precise targeting of radiation as well as by employing targeted energy and molecular agents to enhance the effectiveness and broaden the application of radiation therapy.  Our BrachyTherapy operations manufacture, sell and service advanced brachytherapy products, which include treatment planning software, afterloaders and applicators.  Our brachytherapy products are being used for partial breast irradiation and many other applications.  The operations of GTC and BrachyTherapy are reported as part of the “Other” category of our industry segments.

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

Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances.  We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate.  Our critical accounting policies that are affected by accounting estimates include revenue recognition, valuation of allowance for doubtful accounts, valuation of inventory, valuation of warranty obligations, assessment of recoverability of goodwill and intangible assets, assessment of environmental remediation liabilities and valuation of taxes on earnings.  Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our Condensed Consolidated Financial Statements, and actual results could differ materially from these estimates.  For a discussion of how these estimates and other factors may affect our business, also see “—Factors Affecting Our Business.”

Allowance for Doubtful Accounts

Credit evaluations are undertaken for all major sale transactions before shipment is authorized. Normal payment terms require payment of a small portion upon signing of the purchase order contract, a significant amount upon transfer of risk of loss and the remaining amount upon completion of the installation.  On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts.  If our evaluation of our customers’ financial conditions does not reflect the future ability to collect outstanding receivables, additional provisions may be needed and our future operating results could be negatively impacted.  As of July 1, 2005, our allowance for doubtful accounts as a percentage of total accounts receivable has not changed significantly from prior periods.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2005 is the 52-week period ending September 30, 2005, and fiscal year 2004 was the 53-week period ended October 1, 2004. The fiscal quarters ended July 1, 2005 and July 2, 2004 were both 13-week periods.

Discussion of Financial Data for the Third Quarter and First Nine Months of Fiscal Year 2005 Compared to the Third Quarter and First Nine Months of Fiscal Year 2004

Total Revenues

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2005	July 2, 2004	Percent Change	July 1, 2005	July 2, 2004	Percent Change

Revenues by sales classification

Product	$290.8	$256.3	13%	$835.9	$763.4	9%
Service Contracts and Other	55.8	46.8	19%	160.5	127.3	26%
Total Revenues	$346.6	$303.1	14%	$996.4	$890.7	12%

Product as a percentage of total revenues	84%	85%		84%	86%
Service Contracts and Other as a percentage of total revenues	16%	15%		16%	14%

Revenues by region

North America	$187.0	$164.7	14%	$528.1	$511.7	3%
Europe	97.3	84.5	15%	275.6	227.4	21%
Asia	49.7	41.5	20%	155.9	125.2	24%
Rest of world	12.6	12.4	2%	36.8	26.4	39%
Total International (1)	159.6	138.4	15%	468.3	379.0	24%

Total	$346.6	$303.1	14%	$996.4	$890.7	12%

North America as a percentage of total revenues	54%	54%		53%	57%
International as a percentage of total revenues	46%	46%		47%	43%

(1) We consider international revenues to be revenues outside of North America.

Total revenues for the third quarter and first nine months of fiscal year 2005 increased over total revenues for the same periods of fiscal year 2004 due primarily to the continuing growth in our Oncology Systems business segment, although all business segments contributed to such growth.  Product revenues, particularly Oncology Systems products, continue to be the majority of total revenues, although revenues from service contracts and other continued to be strong, with growth rates of 19% and 26% for the third quarter and first nine months of fiscal year 2005, respectively.

In the third quarter of fiscal year 2005, all geographic regions contributed to the overall revenues increase.  While North American revenues as a percentage of total revenues remained the same in the third quarter of fiscal year 2005 as compared with the same period of fiscal year 2004, international revenues grew faster than the North American revenues as our Oncology Systems business continued to shift more to our international regions during the quarter, although this was partially offset by greater North American revenues growth for our X-ray Products business.  For the first nine months of fiscal year 2005, the revenues shift towards international regions was more pronounced as revenues increased substantially more internationally than in North America with international revenues accounting for 47% of total revenues compared to 43% of total revenues in the first nine months of fiscal year 2004.

Oncology Systems Revenues

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2005	July 2, 2004	Percent Change	July 1, 2005	July 2, 2004	Percent Change

Revenues by sales classification

Product	$234.4	$208.6	12%	$667.6	$625.3	7%
Service Contracts and other (1)	51.4	43.6	18%	148.9	117.6	27%
Total Oncology Systems revenues	$285.8	$252.2	13%	$816.5	$742.9	10%

Product as a percentage of total Oncology Systems revenues	82%	83%		82%	84%
Service Contracts and Other as a percentage of Oncology Systems revenues	18%	17%		18%	16%

Oncology Systems as a percentage of total revenues	83%	83%		82%	83%

(1) Revenues from service contracts and other represent revenues from fixed term service contracts and labor cost services.  This excludes revenues from spare parts sold by our service department.

Oncology Systems product revenues for the third quarter and first nine months of fiscal year 2005 increased by 12% and 7%, respectively, compared against the same periods of fiscal year 2004.  Product revenues increased for the third quarter and first nine months of fiscal year 2005 due primarily to higher sales volume of our accessory products, including our software products.

Service contracts and other revenues grew faster than product revenues for the third quarter and first nine months of fiscal year 2005.  Service contracts and other revenues increased primarily due to the increase in sophistication of our products (particularly our software products which generate maintenance contracts).

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2005	July 2, 2004	Percent Change	July 1, 2005	July 2, 2004	Percent Change

Revenues by region

North America	$162.2	$144.6	12%	$455.2	$453.3	—
Europe	87.0	75.9	15%	245.7	204.0	20%
Asia	26.4	21.0	26%	86.3	64.0	35%
Rest of world	10.2	10.7	(6)%	29.3	21.6	35%
Total International	123.6	107.6	15%	361.3	289.6	25%

Total Oncology Systems Revenues	$285.8	$252.2	13%	$816.5	$742.9	10%

North America as a percentage of Oncology Systems revenues	57%	57%		56%	61%
International as a percentage of Oncology Systems revenues	43%	43%		44%	39%

In the third quarter of fiscal year 2005, we continued to see stronger Oncology Systems revenues growth internationally, as a whole, than in North America, though the percentage of North American revenues as a percentage of Oncology Systems revenues remained the same as the third quarter of fiscal year 2004.  Our international revenues growth was principally due to continued stronger demand starting two years ago after several years of very slow growth and, to a lesser extent, due to the relatively weak U.S. dollar that effectively made our pricing more attractive.  The increases in Oncology Systems North American revenues in the third quarter of fiscal year 2005 compared to the third quarter of fiscal year 2004 were due primarily to stronger demand for our accessory products, including software products, and typical fluctuations in a market where growth has slowed over the last two years following several years of heavy customer investment in advanced technology for IMRT.

In the first nine months of fiscal year 2005, the international regions contributed almost all of the total Oncology Systems revenues growth, with Oncology Systems North American revenues essentially flat as compared to the same period of last fiscal year.  The shift of revenues growth from North America to the international regions is attributable to stronger demand internationally starting about two years ago and, to a lesser extent, relatively weak U.S. dollar making our pricing more attractive.  Revenues growth for the international regions and North America is consistent with the orders growth patterns discussed in the Net Orders section of this MD&A below.

X-ray Products Revenues

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2005	July 2, 2004	Percent Change	July 1, 2005	July 2, 2004	Percent Change

Revenues by region

North America	$18.4	$14.4	28%	$52.1	$40.7	28%
Europe	6.2	5.5	11%	18.6	16.1	15%
Asia	22.9	20.1	14%	68.6	60.2	14%
Rest of world	1.7	1.3	37%	4.5	3.3	39%
Total International	30.8	26.9	15%	91.7	79.6	15%

Total X-ray Products Revenues	$49.2	$41.3	20%	$143.8	$120.3	20%

X-ray Products as a percentage of total revenues	14%	14%		14%	14%

All of our geographic regions contributed to the increase in X-ray Products revenues for the third quarter and first nine months of fiscal year 2005 over the same periods of fiscal year 2004.  X-ray Products revenues increased primarily due to higher sales volume of our flat panel imaging product line in North America and Asia, as well as increased sales volume of our high power, anode grounded CT scanning tubes from primarily one OEM customer.

Other Revenues

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2005	July 2, 2004	Percent Change	July 1, 2005	July 2, 2004	Percent Change

Revenues by sales classification

Product	$7.2	$6.4	11%	$24.5	$17.8	37%
Service Contracts and Other	4.4	3.2	37%	11.6	9.7	19%
Total Other revenues	$11.6	$9.6	20%	$36.1	$27.5	31%

Other as a percentage of total revenues	3%	3%		4%	3%

For our combined Other segment, which is comprised of GTC and our BrachyTherapy operations, the increase in revenues for the third quarter of fiscal year 2005 over the same period in fiscal year 2004 was due primarily to increased product and services revenues within BrachyTherapy in North America and Europe.  The growth in BrachyTherapy was due to increased volume of sales of our afterloaders for high dose rate brachytherapy and treatment planning products.

For the first nine months of fiscal year 2005 over the same period in fiscal year 2004, the increase in revenues was due primarily to increased product and services revenues within BrachyTherapy in North America and Europe, which offset a decline in research contract revenues from GTC.  The growth in BrachyTherapy was due to increased volume of sales of our afterloaders for high dose rate brachytherapy and treatment planning products.

Gross Margin

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2005	July 2, 2004	Percent Change	July 1, 2005	July 2, 2004	Percent Change
		(As Adjusted) (1)			(As Adjusted) (1)

Dollar by segment

Oncology Systems	$128.0	$112.7	14%	$358.7	$315.9	14%
X-ray Products	17.1	13.8	24%	49.1	41.9	17%
Other	6.8	4.5	50%	19.4	12.4	56%
Gross margin	$151.9	$131.0	16%	$427.2	$370.2	15%

Percentage by segment

Oncology Systems	44.8%	44.7%		43.9%	42.5%
X-ray Products	34.8%	33.6%		34.2%	34.9%
Total Company	43.8%	43.2%		42.9%	41.6%

(1) See Note 3 to the condensed consolidated financial statements.

Oncology Systems gross margin for the third quarter of fiscal year 2005 was comparable to that of the same period of fiscal year 2004 due primarily to improvement in product costs, partially offset by lower margins of new products.  Oncology Systems gross margin increased 1.4 percentage points for the first nine months of fiscal year 2005 from the same period of fiscal year 2004 due primarily to strong service performance and higher service volume.

X-ray Products gross margin for the third quarter of fiscal year 2005 increased 1.2 percentage points over the same period of fiscal year 2004 due to higher volume of sales of flat panel imaging products, which have significantly higher gross margin than that of X-ray tube products.  X-ray Products gross margin for the first nine months of fiscal year 2005 decreased 0.7 percentage points over the same period of fiscal year 2004 as significant gross margin gains due to the increase in the flat panel imaging sales volume were more than offset by higher raw material costs, higher warranty costs and manufacturing costs associated with new X-ray tube types.

Research and Development

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2005	July 2, 2004	Percent Change	July 1, 2005	July 2, 2004	Percent Change

Research and development	$21.9	$17.7	23%	$60.5	$53.8	12%
As a percentage of total revenues	6%	6%		6%	6%

The $4.2 million increase in research and development expenses for the third quarter of fiscal year 2005 compared to the same period in fiscal year 2004 was primarily attributable to an increase of $3.1 million in Oncology Systems and an increase of $1.0 million in X-ray Products.  The increase in Oncology Systems was due primarily to increased employee headcount, materials costs and consulting expenses totaling $2.2 million.  The increase in X-ray Products was due primarily to new research projects, which contributed $1.0 million to research and development expenses in the third quarter of fiscal year 2005.

The $6.7 million increase in research and development expenses for the first nine months of fiscal year 2005 compared to the same period in fiscal year 2004 was principally attributable to an increase of $6.3 million in Oncology Systems.  The increase in Oncology Systems was due primarily to: a) increased employee headcount, materials costs and consulting expenses totaling $3.8 million; b) increased expenses of $1.8 million related to new projects from our recent acquisitions and c) unfavorable currency impact of $1.1 million.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2005	July 2, 2004	Percent Change	July 1, 2005	July 2, 2004	Percent Change

Selling, general and administrative	$54.7	$47.7	15%	$151.5	$139.1	9%
As a percentage of total revenues	16%	16%		15%	16%

The $7.0 million increase in selling, general and administrative expenses for the third quarter of fiscal year 2005 compared to the same period in fiscal year 2004 was attributable primarily to: (a) increased employee-related expenses of $3.3 million resulting from an increase in employee headcount in Oncology Systems and corporate headquarters to support our growing business activities; and (b) increased incremental expenses of $1.4 million related to compliance with the Sarbanes-Oxley Act of 2002.

The $12.4 million increase in selling, general and administrative expenses for the first nine months of fiscal year 2005 compared to the same period in fiscal year 2004 was attributable primarily to: (a) increased employee-related expenses of $8.5 million resulting from increased employee headcount in Oncology Systems and corporate headquarters to support our growing business activities; (b) increased operating expenses of $2.5 million related to acquisitions; (c) increased incremental expenses of $2.4 million related to compliance with the Sarbanes-Oxley Act of 2002; and (d) increased operating expenses of $1.8 million from our foreign operations as a result of the relatively weak U.S. dollar; partially offset by (e) decreased fees of $1.9 million related to certain contract commitments; (f) decreased employee-related expenses of $1.9 million for employee and management incentive plans and (g) increased equity income earned from dpiX Holding of $1.8 million.

Taxes on Earnings

	Three Months Ended			Nine Months Ended
	July 1, 2005	July 2, 2004	Change	July 1, 2005	July 2, 2004	Change

Effective tax rate	33%	35%	(2)%	33%	35%	(2)%

The decreases in effective tax rate for the third quarter and first nine months of fiscal year 2005 from the same periods of fiscal year 2004 were primarily due to an anticipated shift of earnings towards countries with lower statutory rates.  Our future effective tax rate could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof.

Net Earnings Per Diluted Share

	Three Months Ended			Nine Months Ended
	July 1, 2005	July 2, 2004	Percent Change	July 1, 2005	July 2, 2004	Percent Change

Net earnings per diluted share	$0.37	$0.30	23%	$1.05	$0.81	30%

The increases for both the third quarter and first nine months of fiscal year 2005 from the same periods of fiscal year 2004 can be attributed to the increases in total revenues, improvements in gross and operating margins, the reduction in taxes on earnings and the reduction in outstanding shares of common stock due to stock repurchases.

Net Orders

Total Net Orders (by segment and region)

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2005	July 2, 2004	Percent Change	July 1, 2005	July 2, 2004	Percent Change

Oncology Systems:
North America	$161.6	$151.7	7%	$467.8	$466.7	—
Total International	156.6	123.4	27%	450.7	352.7	28%

Total Oncology Systems	$318.2	$275.1	16%	$918.5	$819.4	12%

X-ray Products:
North America	$15.6	$14.5	7%	$56.3	$44.9	25%
Total International	28.5	27.7	3%	91.5	91.1	—

Total X-ray Products	$44.1	$42.2	4%	$147.8	$136.0	9%

Other:	$11.1	$11.2	(1)%	$36.4	$29.8	22%

Total Net Orders:	$373.4	$328.5	14%	$1,102.7	$985.2	12%

The increases in net orders for the third quarter and first nine months of fiscal year 2005 from the same periods of fiscal year 2004 were primarily due to the increase in Oncology Systems net orders.  Oncology Systems benefited from growing international regions that contributed 49% of our total net orders for the business segment in the third quarter and first nine months of fiscal year 2005 compared to 45% and 43% of our total net orders in the third quarter and first nine months of fiscal year 2004, respectively.  As with revenues, growth in international regions was principally due to stronger demand starting two years ago after several years of very slow growth and, to a lesser extent, due to the relatively weak U.S. dollar that effectively made our pricing more attractive.  North American Oncology Systems net orders increased 7% during the third quarter and were essentially flat for the first nine months of fiscal year 2005 compared to the same periods of fiscal year 2004.  This reflects typical fluctuations in a market where growth has slowed over the last two years following several years of heavy customer investment in advanced technology for IMRT.  The offsetting cycle of higher and lower growth between the international and North American regions is a historical pattern that we are continuing to experience.

For the trailing twelve months ended July 1, 2005, Oncology Systems net orders increased by 15%, including a 7% increase for North America and a 27% increase for international regions.  By comparison, the trailing twelve-month Oncology Systems net orders growth rate in the third quarter of fiscal year 2004 was 17%, including a 10% increase for North America and a 27% increase for international regions.  Over the long-term, we continue to believe that Oncology Systems business segment can sustain global long-term growth of 10% to 15% a year due to fundamental market factors for growth in the radiation therapy market that we believe have remained unchanged.  In any given period, however, orders growth in either North America or international regions, or both, could be outside of this range.  The actual timing of sales and revenue recognition will vary significantly based on the delivery requirements of individual orders and the readiness of individual customer sites for installation of our products and are usually shorter for some types of orders, such as upgrades (i.e., the addition of new features or accessories to existing equipment).  Thus, orders in any quarter or period are not necessarily directly correlated to the level of sales or revenues in any particular future quarter or period.  Moreover, as the overall mix of net orders includes a greater proportion of software products and newly introduced Oncology Systems products, which typically have longer time from order to completion of installation, and a higher percentage of our overall Oncology Systems business coming from international regions, which typically have a longer period from shipment to revenue recognition, the average time period within which orders convert into sales could lengthen.  In fact, for the third quarter of fiscal year 2005, our Oncology Systems net orders and backlog grew substantially more than our revenues and we estimate that the average time of orders in backlog has increased by about 3 months.

X-ray Products have relatively short turn around from net orders to shipments.  X-ray Products net orders increased for the first nine months of fiscal year 2005 compared to the same period of fiscal year 2004 due to robust demand for our flat panel image systems and continuing strong demand for our high power, anode grounded CT scanning tubes.  After years of investment in flat panel technology, the flat panel product line is showing signs of becoming a significant contributor to our X-ray Products business segment.  As the flat panel imaging business becomes a more significant part of the total X-ray Products business over time and as the demand for CT scanning tubes continues to have solid growth, we expect the long-term growth rates for X-ray Products business to increase by 5% percentage points to the 5% to 10% range.

Net orders in the Other segment, comprised of GTC and our BrachyTherapy operations, decreased in the third quarter of fiscal year 2005 and increased in the first nine months of fiscal year 2005 compared to the same periods in fiscal year 2004 due primarily to net orders in the BrachyTherapy operations.

Backlog

At July 1, 2005, we had a backlog of $1,077 million, an increase of 19% compared to July 2, 2004.  Our Oncology Systems backlog at July 1, 2005 increased by 20%, including a 14% increase for North America and a 27% increase for international regions from July 2, 2004.

Outlook

Total Revenues:   We expect that total revenues for fiscal year 2005 should increase by about 12% over the total for fiscal year 2004.  For fiscal year 2006, we expect that total revenues will increase about 13% over the total for fiscal year 2005.

Net Earnings Per Diluted Share:  Our performance for the first nine months of the fiscal year 2005 continues to lead us to expect net earnings per diluted share for fiscal year 2005 about 26% over the fiscal year 2004 net earnings per diluted share.  Excluding the effects of stock option expensing under SFAS No. 123R beginning in the first quarter of next fiscal year, net earnings per diluted share for fiscal year 2006 should grow at a rate in the mid-teens over the fiscal year 2005 total.

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

Liquidity

The following table summarizes our cash and cash equivalents and marketable securities:

(In millions)	July 1, 2005	October 1, 2004	Increase/ (Decrease)

Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$181	$133	$48
Marketable securities	162	260	(98)
Total	$343	$393	$(50)

The net decrease in cash and cash equivalents and marketable securities during the first nine months of fiscal year 2005 was primarily attributable to the use of cash and cash proceeds from maturities of marketable securities for the repurchase of common stock of $181 million, capital expenditures of $26 million and net acquisition of businesses of $12 million, significantly offset by cash of $159 million generated from operating activities and cash provided by the issuance of common stock of $26 million related to employee stock option exercises and stock purchases.

At July 1, 2005, we had $343 million in cash, cash equivalents and marketable securities (approximately 45% of which was held abroad and some of which could be subject to additional taxation if repatriated to the U.S.) compared to $393 million (approximately 29% of which was held abroad) at October 1, 2004.

Cash Flows

	Nine Months Ended
(In millions)	July 1, 2005	July 2, 2004

Net cash flow provided by (used in):
Operating activities	$159	$170
Investing activities	50	(62)
Financing activities	(160)	(67)
Effects of exchange rate changes on cash and cash equivalents	(1)	(2)
Net increase in cash and cash equivalents	$48	$39

Our primary cash inflows and outflows for the first nine months of fiscal year 2005 as compared to the first nine months of fiscal year 2004 were as follows:

•                  We generated net cash from operating activities of $159 million during the first nine months of fiscal year 2005, compared to $170 million for the same period of fiscal year 2004.  The $11 million decrease in net cash from operating activities during the first nine months of fiscal year 2005 compared to the same period of fiscal year 2004 was a result of a net change of approximately $28 million in operating assets and liabilities (working capital items) and an adjustment for a net decrease in non-cash items of $13 million due principally to the decrease in income tax benefits realized from employee stock options exercised, significantly offset by an increase in net earnings of $30 million.  The net change in working capital items consisted primarily of increases in accounts receivable and inventories of $67 million in total as a result of the continuing shift to a higher proportion of international orders and deliveries which had a longer collection cycle and a longer period from shipment to cost recognition, significantly offset by an increase in accrued expenses of $38 million due primarily to the increase in deferred revenues of $24 million and an increase in accrued income taxes of $12 million.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments, accounts receivable collections, inventory management, and the timing of tax and other payments. For additional discussion, see “—Factors Affecting our Business.”

•                  Investing activities provided $50 million of net cash for the first nine months of fiscal year 2005 compared to $62 million used in the same period of fiscal year 2004.  We used $12 million of net cash for the purchase of businesses during the first nine months of fiscal year 2005 compared to $72 million during the same period of fiscal year 2004.  Our net proceeds from maturities of marketable securities were $98 million during the first nine months of fiscal year 2005 compared to $31 million during the same period of fiscal year 2004.  Net cash used for the purchase of property, plant and equipment was $26 million during the first nine months of fiscal year 2005 compared to $16 million during the same period of fiscal year 2004.  The increase in the purchase of property, plant and equipment for the first nine months of fiscal year 2005 compared to the same period of fiscal year 2004 was due primarily to the expansion of our manufacturing facilities in Las Vegas.

•                  Financing activities used net cash of $160 million for the first nine months of fiscal year 2005, compared to net cash of $67 million used for the same period of fiscal year 2004. During the first nine months of fiscal year 2005, we used $181 million for the repurchase of common stock and $5 million for the scheduled principal repayment of our long-term debt, which was offset by $26 million in proceeds received from employee stock option exercises and stock purchases.  During the first nine months of fiscal year 2004, we used $120 million for the repurchase of common stock, which was offset by $39 million in proceeds received from employee stock option exercises and stock purchases and $14 million in proceeds received from the sale of the 35% ownership interest of our Japanese subsidiary to Mitsubishi Electric Co.

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

Performance Metrics

Trade accounts receivable days of sales outstanding, or DSO, were 82 at July 1, 2005, compared to 74 at July 2, 2004.  Our accounts receivable and DSO are impacted primarily by timing of product shipments, collections performance and payment terms.  The increase in DSO for the third quarter of fiscal year 2005 over the same quarter of fiscal year 2004 was related to the shift to higher proportion of international deliveries, which typically have a longer collection cycle, and slower collections performance in North America.  Over the long-term, we expect our DSO to be around 80 days.

Accrued Expenses

At July 1, 2005, accrued expenses increased approximately $38 million from October 1, 2004 due primarily to an increase in deferred revenues of $24 million and an increase in accrued income taxes of $12 million.  The increase in deferred revenues resulted from increasing revenue recognition deferrals related to timing of completion of installation of our software products and our growing sales from new products, as well as an overall higher proportion of our Oncology Systems business coming from international regions, which typically have a longer period from shipment to revenue recognition.

Advance Payments from Customers

Advance payments from customers at July 1, 2005 increased approximately $19 million from October 1, 2004 due primarily to more down payments received for increased orders and several large down payments received from our international customers.

Stock Repurchase Program

On November 19, 2004, our Board of Directors authorized a repurchase of up to 6,000,000 shares of our common stock through the December 31, 2005 in addition to the 1,460,000 shares of common stock available for repurchase under the previously approved program as of October 1, 2004.  During the first nine months of fiscal year 2005, we paid $180.8 million to repurchase 4,763,850 shares of our common stock, of which $63.9 million was paid during the third quarter of fiscal year 2005 to repurchase 1,803,850 shares.  All shares that have been repurchased have been retired.  As of July 1, 2005, we could still purchase up to 2,696,150 shares of our common stock.

Contractual Obligations

There has been no significant change to the contractual obligations we reported in our Annual Report on Form 10-K for fiscal year 2004, except that in the first quarter of fiscal year 2005 we purchased a facility in Las Vegas that we had previously leased and assumed from the seller a loan that is payable in installments through maturity in November 2011.  The balance of the loan amounted to approximately $2.5 million at July 1, 2005.

Total debt as a percentage of total capital decreased to 9.8% at July 1, 2005 compared to 10.2% (as adjusted) at October 1, 2004 due primarily to the principal repayment of long-term debt of $5.25 million. The ratio of current assets to current liabilities decreased to 1.79 to 1 at July 1, 2005 from 1.94 to 1 (as adjusted) at October 1, 2004.

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

In addition, we may be required to incur significant additional costs to comply with future changes in existing environmental laws and regulations or new laws and regulations.  For example, the European Union or EU has adopted directives that when implemented will require medical equipment manufacturers to bear some or all of the cost of product disposal at the end of the products’ useful life, thus creating increased costs for our operations.  The EU has also adopted a directive that may require the adoption of restrictions on the use of some hazardous substances in certain of our products sold in the EU.  This directive could create increased costs for our operations.

From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. Under various laws (such as the federal Superfund law) and under our obligations concerning operations before the spin-offs by the Company of Varian, Inc., or VI, and Varian Semiconductor Equipment Associates, Inc., or VSEA, in 1999, we are overseeing environmental cleanup projects from our pre-spin-offs operations, and as applicable, reimbursing third parties (such as the U.S. Environmental Protection Agency or other responsible parties) for cleanup activities. Under the terms of the agreement governing the spin-offs, VI and VSEA are each obligated to indemnify us for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by us). The cleanup projects we are overseeing are being conducted under the direction of or in consultation with relevant regulatory agencies. We estimate these cleanup projects will take up to approximately 30 years to complete. As described below, we have accrued a total of $16.5 million at July 1, 2005 to cover our liabilities for these cleanup projects:

•                     Our estimate of future costs to complete certain cleanup activities ranges from $3.8 million to $7.2 million. For these estimates, we have not discounted the costs to present dollars because of the uncertainties that make it difficult to develop a best estimate and have accrued $3.8 million, which is the amount at the low end of the range.

•                     For ten cleanup projects, we have sufficient knowledge to develop better estimates of our future costs.  Formal agreements with other parties defining the Company’s future liabilities or formal cleanup plans for these sites have been approved by or completed in accordance with requirements of the state or federal environmental agency with jurisdiction over the site.  While our estimate of future costs to complete these cleanup projects, including third party claims, ranges from $12.9 million to $44.6 million, our best estimate within that range is $19.2 million. For these projects we have accrued $12.7 million; which is our best estimate of the $19.2 million discounted to present dollars at 4%, net of inflation.

When we developed the estimates above, we considered the financial strength of other potentially responsible parties. These amounts are, however, only estimates and may be revised in the future as we get more information on these projects. We may also spend more or less than these estimates. Based on current information, we believe that our reserves are adequate. At this time, management believes that it is remote that any single environmental event would have a materially adverse impact on our consolidated financial statements in any single fiscal year. We spent $0.1 million and $0.3 million, net of amounts borne by VI and VSEA, during the third quarter ended July 1, 2005 and July 2, 2004, respectively, on environmental investigation, cleanup and third party claim costs.  We spent $0.8 million and $1.4 million, net of amounts borne by VI and VSEA, during the first nine months ended July 1, 2005 and July 2, 2004, respectively, on environmental investigation, cleanup and third party claim costs.

We receive cash payments in the form of settlements and judgments from various insurance companies, defendants and other third parties from time to time. In addition, we have an agreement with an insurance company to pay a portion of our past and future expenditures. As a result of this agreement, we have a $3.1 million receivable included in “Prepaid expenses and other current assets” and “Other assets” as of July 1, 2005. We believe that this receivable is collectible because it is based on a binding, written settlement agreement with a financially viable insurance company and the insurance company has paid the claims that we have made.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products.  The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is unlimited.  As of July 1, 2005, we have not incurred any costs since the spin-offs of VI and VSEA by the Company to defend lawsuits or settle claims related to these indemnification arrangements.

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

FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) on enterprises’ income tax expense and deferred tax liability.  The Jobs Creation Act was enacted on October 22, 2004.  FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.  We have not yet completed our evaluation of the impact of the repatriation provisions.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation and superseded Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees.  SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, we will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB No. 25 but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of earnings.  Additionally, SFAS No. 123R clarifies the timing for recognizing compensation expense for awards subject to acceleration of vesting on retirement. This compensation expense must be recognized over the period from the date of grant to the date retirement eligibility is met if it is shorter than the vesting term. SFAS No. 123R will be effective for us beginning in our first quarter of fiscal year 2006.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. We are evaluating the requirements of SFAS No. 123R and SAB No. 107 and expect that the adoption of SFAS No. 123R on October 1, 2005 will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

IGRT is an emerging treatment methodology that provides X-ray imaging to account for daily changes in tumor size, shape, and position prior to or during treatment.  We are currently investing in product development to design new classes of imaging products for IGRT treatment as well as enhancements to existing products to enable IGRT treatment capabilities. We believe IGRT is the next generation in radiotherapy treatment of cancers, combining IMRT treatment with sophisticated real-time imaging and visualization systems, and that it will be a driver of growth in our Oncology Systems business over the next several years.  IGRT, while recognized as a new technology driver in radiation therapy, is nevertheless a nascent technology that is not yet widely accepted or adopted.  Our future success depends upon the wide spread awareness, acceptance and adoption by the radiation oncology market of IGRT and our IGRT products as an evolutionary technology and methodology for radiotherapy treatment of cancers.  IMRT drove high orders and revenues growth in North America from 1999 to 2003. Hospitals and clinics are still converting to this new clinical process, resulting in slower North American growth.  There are indications that IGRT will drive a further growth phase after clinicians have absorbed IMRT and after our early IGRT sites demonstrate the efficiency and effectiveness of IGRT.  If our assumptions regarding the future importance of IGRT are incorrect, if IGRT fails to be effective as a treatment methodology or if IGRT fails to become widely accepted, our orders and revenues could fail to increase or could decrease.

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

We conduct business globally. Our international revenues accounted for approximately 46% of revenues during the third quarters of fiscal years 2005 and 2004. As a result, we must provide significant service and support on a worldwide basis, and we have sales and service offices located throughout Europe, Asia, Latin America and Australia. In addition, we have manufacturing and research operations in England, Germany, Switzerland, France and Finland.  We have invested substantial financial and management resources to develop an international infrastructure to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will be able to compete successfully in the international market or meet the service and support needs of such customers. Accordingly, our future results could be harmed by a variety of factors, including:

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

•                  failure to comply with U.S. export laws and requirements which may result in civil or criminal penalties and restrictions on our ability to export our products, particularly our industrial linear accelerator products;

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

In addition, long-term movements in foreign currency exchange rates could affect the competitiveness of our products.  Even though sales of our products internationally occurs predominantly in local currencies, our cost structure is largely U.S. dollar based, and some of our competitors may have cost structures based in other currencies, so our overall margins and pricing competitiveness may be adversely affected.  In fact, in the recent past, we have benefited from the relatively weak U.S. dollar that has made our pricing more competitive with our foreign competitors.  This has been a contributor to our international orders and revenues growth.  Any significant strengthening of the U.S. dollar against other countries’ currencies may result in slower growth in our international orders and revenues, which then could negatively affect our overall financial performance and results.  The relative weakness of the U.S. dollar against other currencies has been a subject of policy discussions within the U.S. government and among other countries’ governments.  Changes in monetary or other policies will likely affect such foreign currency exchange rates.

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

As a participant in the healthcare industry, we are also subject to extensive laws and regulations in addition to FDA regulation on a broad array of additional subjects at the federal, state and local levels.  These include laws and regulations protecting the privacy and integrity of patient medical information, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, “fraud and abuse” laws and regulations such as physician self-referral prohibitions, anti-kickback laws and false claims laws. We also must comply with numerous federal, state and local laws of more general applicability relating to such matters as safe working conditions, manufacturing practices and fire hazard control.

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

Our operations and sales of our products outside the United States are subject to regulatory requirements that vary from country to country, and may differ significantly from those in the United States.  In general, our products are regulated outside the United States as medical devices by foreign governmental agencies similar to the FDA and the FTC. We are also subject to laws and regulations outside the United States applicable to manufacturers of medical devices, radiation producing devices and products utilizing radioactive materials, and laws and regulations of general applicability relating to matters such as environmental protection, safe working conditions, manufacturing practices and other matters, in each case that are often comparable, if not more stringent, than regulation in the United States.  Our sales of products in foreign countries are also subject to regulation of matters such as product standards, packaging requirements, labeling requirements, environmental and product recycling requirements, import restrictions, tariff regulations, duties and tax requirements. We rely in some countries on our foreign distributors to assist us in complying with foreign regulatory requirements. We may be required to incur significant time and expense in obtaining and maintaining non-United States regulatory approvals and in complying with non-United States laws and regulations.  Delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals or failure to comply with existing or future regulatory requirements could restrict or prevent us from doing business in the applicable country or subject us to a variety of enforcement actions, which would adversely affect our business.

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

Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices and software. Because our products involve the delivery of radiation to the human body, collection and storage of patient treatment data for physicians’ use, and the planning of radiation treatment and diagnostic imaging of the human body, the possibility for significant injury and/or death exists. The tolerance for error in the design, manufacture, installation, servicing, support or use of our products may be small or nonexistent. Our products are used as part of an overall process that takes place within its customers’ facilities and network systems, and under quality assurance (QA) procedures established by the facility, that ultimately result in the delivery of radiation to patients. As with any complex, software-controlled product, the possibility of operator error exists.  As such, we may face substantial liability to patients for damages resulting from the faulty design, manufacture, installation, servicing or support or the misuse of our products.  We may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in our products, or the installation, servicing and support of our product, or any professional services rendered in conjunction with our products.  Additionally, errors or accidents in treatment may arise from the fact that our products operate in complex environments with products from other vendors, where interoperability or data sharing protocol may not be optimized.  In any accident case, we could be subject to legal costs, adverse publicity and damage to our reputation, whether or not our products or services were a factor.  Furthermore, adverse publicity regarding accidents or mistreatments involving radiation therapy could adversely impact our business by negatively affecting the reputation of radiation therapy in general, causing patients to question the efficacy of radiation therapy as a viable treatment for cancer and seek other modalities of treatment instead.

In addition, if a product we designed or manufactured is defective, whether due to design or manufacturing defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. A required notification to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties.  Such recalls may also result in unexpected financial accruals under GAAP that may cause our quarterly results to fluctuate.  The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations or recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in our incurring substantial costs and management time, losing revenues and damaging our reputation, each of which would harm our business.

We maintain limited product liability insurance coverage in amounts we deem sufficient for our business and currently self-insure professional liability/errors and omission liability. The product liability insurance policies that we maintain are expensive and have high deductible amounts and self-insured retentions. In the future, these policies may not be available on acceptable terms or in sufficient amounts, if at all.  In addition, the insurance coverage we have obtained may not be adequate. A successful material claim brought against us relating to a self-insured liability or a liability that is in excess of our insurance coverage, or for which insurance coverage is denied or limited would require us to pay damage amounts that could be substantial and have a material adverse effect on our financial position.

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

In each of our business segments, existing competitors’ actions and new entrants may adversely affect our ability to compete. These competitors could develop technologies and products that are more effective than those we currently use or produce or that could render our products obsolete or noncompetitive. In addition, the timing of competitors’ introduction of products into the market could affect the market acceptance and market share of our products.  Some competitors offer specialized products which are perceived by some healthcare providers to provide a marketing advantage over our mainstream cancer treatment products.  Also, we could be competitively disadvantaged by some competitors who are not governed by or operate under the same business standards or requirements as us.  If we are unable to develop competitive products, gain regulatory approval and supply commercial quantities of such products to the market as quickly and effectively as our competitors, market acceptance of our products may be limited and our sales reduced.  In addition, some of our smaller competitors could be acquired by larger companies that have greater financial strength, which could enable them to compete more aggressively. Some of our suppliers or distributors could also be acquired by competitors, which could disrupt these supply or distribution arrangements and result in less predictable and reduced revenues in our businesses.   Therefore, such competitive factors or our failure to achieve the above dependencies could have a negative effect on our pricing, sales, market share and gross margins and our ability to maintain or increase our operating margins.

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

WE MAY INCUR SUBSTANTIAL COSTS IN PROTECTING OUR INTELLECTUAL PROPERTY, AND IF WE ARE NOT ABLE TO DO SO, OUR COMPETITIVE POSITION WOULD BE HARMED

We file applications as appropriate for patents covering new products and manufacturing processes. We cannot be sure, however, that our patents, patents that will be issued from any of our pending or future patent applications or patents for technologies licensed to us, or that the claims allowed under any issued patents, will be sufficiently broad to protect our technology position against competitors. Issued patents owned by, or licensed to, us may be challenged, invalidated or circumvented, or the rights granted under the patent may not provide us with competitive advantages. We could incur substantial costs and diversion of management resources if we have to assert our patent rights against others in litigation or other legal proceeding. An unfavorable outcome to any such litigation or proceeding could harm us. In addition, we may not be able to detect infringement or may lose competitive position in the market before we do so.

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

We obtain some of the components and subassemblies included in our products from a limited group of suppliers, or in some cases a single-source supplier, for example, the source wires for high-dose afterloaders; klystrons for linear accelerators; imaging panels, non-coated array sensors and coating for array sensors for the flat panel detector products; specialized integrated circuits for imaging subassemblies; and some targets, housings and glass bulbs for X-ray tubes.  If we lose any of these suppliers, we would be required to obtain and qualify one or more replacement suppliers, which may then also require us to redesign or modify our products to incorporate such new parts and/or further require us to obtain clearance, qualification or certification of such product by the FDA or other applicable regulatory approvals in other countries. Such an event would likely cause material delays in delivery and significantly increase costs for the affected product.  Although we have obtained limited insurance to protect against business interruption loss, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all.  Additionally, manufacturing capacity limitations of any of these suppliers and the inability of these suppliers to be able to meet increasing demand are also possibilities that could adversely affect us, resulting in curtailed growth opportunities for any of our product lines and higher costs of manufacturing for us as prices increase for such components and subassemblies due to shortage and greater demand. Disruptions or loss of any of our limited- or sole-source components or subassemblies or the capacity limitations of the suppliers for such components or subassemblies, including the ones referenced above, could adversely affect our business and financial results and could result in damage to customer relationships.

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

We report on a quarterly and annual basis our net orders and backlog results.  It is important to understand that, unlike revenues, net orders and backlog are not governed by the rules of GAAP, and are not within the scope of the audit or reviews conducted by our independent public accountants; therefore, investors should not interpret our net orders or backlog results in such a manner.  Also, our net orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues as the timing of such revenues is dependent upon completion of customer site preparation and construction, installation scheduling, customer capital budgeting and financing, appropriate regulatory authorizations and other factors.  Unexpected levels of cancellation of individual orders will reduce the quarterly net orders results and also affect the level of future revenues.  Accordingly, we cannot be sure if or when orders will mature into revenues. Our operating results for net orders and backlog in one or more future periods may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

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

THE NATURE OF OUR BUSINESS EXPOSES US TO ENVIRONMENTAL CLAIMS, CLEANUP COSTS, OR EXPENSES, WHICH COULD CAUSE US TO PAY SIGNIFICANT AMOUNTS

We are subject to a variety of environmental laws around the world regulating the handling, storage, transport and disposal of hazardous materials and imposing liability for the cleanup of contamination from these materials that do or may create increased costs for some of our operations.  Although we follow procedures that we consider appropriate under existing regulations, these procedures can be costly and we cannot completely eliminate the risk of contamination or injury from these hazardous materials, and, in the event of such an incident, we could be held liable for any damages that result.  We do not maintain insurance for clean up costs or third party claims resulting from environmental contamination which could occur in the future.  We do, however, maintain insurance policies that may provide coverage for cleanup costs or third party claims resulting from some historical occurrences of environmental contamination; although such coverage may be inadequate to cover such costs or claims.  We could also be assessed fines or penalties for failure to comply with environmental laws and regulations.  In addition, we may be required to incur significant additional costs to comply with future changes in existing environmental laws and regulations or new laws and regulations.  For example, the EU has adopted directives that when implemented will require medical equipment manufacturers to bear some or all of the cost of product disposal at the end of the products’ useful life, thus creating increased costs for our operations.  The EU has also adopted a directive that may require the adoption of restrictions on the use of some hazardous substances in certain of our products sold in the EU.  This directive could create increased costs for our operations.  All of these costs, and any future violations or liability under environmental laws or regulations, could have a material adverse effect on our business.

THE EFFECT OF TERRORISM OR AN OUTBREAK OF EPIDEMIC DISEASES MAY NEGATIVELY AFFECT SALES AND HINDER OUR OPERATIONS

Concerns about terrorism or an outbreak of epidemic diseases such as Severe Acute Respiratory Syndrome, especially in our major markets of North America or Europe, could have a negative effect on travel and our business operations, and result in adverse consequences on our revenues and financial performance.

AS A STRATEGY TO UTILIZE OUR AVAILABLE CASH TO BETTER ASSIST OUR SALES EFFORTS, WE OFFER EXTENDED PAYMENT TERMS, WHICH MAY POTENTIALLY RESULT IN HIGHER DSO AND GREATER PAYMENT DEFAULTS

In light of the relatively low interest rates on short-term investments and in order to better utilize our strong cash position in a manner to better assist sales of our products, we offer longer or extended payment terms for qualified customers in some circumstances.  During the third quarter of fiscal year 2005, revenues earned from customer contracts with longer or extended payment terms amounted to approximately 4% of total Oncology Systems revenues.  While we qualify customers to whom we offer such longer or extended payment terms, there can be no assurance that the financial positions of such customers will not change adversely over the longer time period given for payment.  In such an event, we may experience an increase in payment defaults in our accounts receivable, which will affect our net earnings.  Also, such longer or extended payment terms will likely result in an increase in our DSO.

OUR OPERATIONS ARE VULNERABLE TO INTERRUPTION OR LOSS DUE TO NATURAL DISASTERS, POWER LOSS, STRIKES AND OTHER EVENTS BEYOND OUR CONTROL, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS

We conduct a significant portion of our activities including manufacturing, administration and data processing at facilities located in the State of California and other seismically active areas that have experienced major earthquakes in the past, as well as other natural disasters. We carry limited earthquake insurance for inventory only.  Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting our facilities, it could significantly disrupt our operations, delay or prevent product manufacture and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, and result in large expenses.   In addition, our facilities, particularly those located in the western states of the U.S., may be subject to a shortage of available electrical power and other energy supplies.  Such shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business.  In addition, our products are typically shipped from a limited number of ports, and any natural disaster, strike or other event blocking shipment from such ports could delay or prevent shipments and harm our business.

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

We have significant international transactions in foreign currencies and address related financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and typically hedges firmly committed foreign currency sales orders within the next twelve months. These firmly committed foreign currency sales orders, excluding the amounts relating to the products made outside of the United States, are hedged with forward exchange contracts. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating currency exchange rates. We do not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts range from one to twelve months in original maturity. As of July 1, 2005, we did not have any forward exchange contract with an original maturity greater than twelve months, but we may hedge beyond twelve months in the future.

We also hedge the balance sheet exposures from our various foreign subsidiaries and business units having U.S. dollar functional currencies.  We enter into these monthly foreign exchange forward contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

The notional value of sold forward exchange contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding as of July 1, 2005 totaled $376.1 million. The notional value of purchased forward exchange contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding as of July 1, 2005 totaled $33.3 million.  The notional amounts of forward exchange contracts are not a measure of our exposure.  The fair value of forward exchange contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts.  A move in currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.  Accordingly, we believe that our hedging strategy should yield no material net impact to our results of operations or cash flows.

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

The principal amount of cash, cash equivalents and marketable securities at July 1, 2005 totaled $343 million with a weighted average interest rate of 2.2% and an estimated average tax equivalent yield of 2.8%.  All of our marketable securities at July 1, 2005 were in municipal bonds. Our investment portfolio of municipal bonds is classified as held-to-maturity (with the exception of our auction rate securities which are classified as available-for-sale), and any gains or losses relating to changes in interest rates would occur in the unlikely event of liquidation of all or part of the investment portfolio. Our debt of $56 million at July 1, 2005 carried a weighted average fixed interest rate of 6.9% with principal payments due in various installments over the next ten years.

The estimated fair value of our cash and cash equivalents and marketable securities (45% of which was held abroad at July 1, 2005 and some of which could be subject to additional taxation if it was repatriated in the United States) approximated the principal amounts of these financial instruments.

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

(b)         Changes in internal controls over financial reporting. There were no changes that occurred during the third fiscal quarter of fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to various legal proceedings and claims that are discussed in Note 8 to the Condensed Consolidated Financial Statements under the caption “Contingencies” and such discussion is incorporated by reference into this item. We are also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business.  While we can provide no assurances as to the ultimate outcome of any litigation, management does not believe any pending legal proceeding will result in a judgment or settlement that would have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to the shares of common stock repurchased by us during the third quarter of fiscal year 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2, 2005 - April 29, 2005	594,350	$33.59	594,350	3,905,650
April 30, 2005 - May 27, 2005	565,500	$35.30	565,500	3,340,150
May 28, 2005 - July 1, 2005	644,000	$37.22	644,000	2,696,150
Total	1,803,850	$35.43	1,803,850

On November 19, 2004, we announced that our Board of Directors had authorized a repurchase of up to 6,000,000 shares of our common stock over the period through December 31, 2005.  Shares will be retired and cancelled upon repurchase.  On February 25, 2005, we adopted a Rule 10b5-1 Stock Plan to effect repurchases under this authorization from time to time.  As of July 1, 2005, we could repurchase up to 2,696,150 shares of our common stock under this repurchase authorization.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On July 27, 2005, the Securities and Exchange Commission issued an order granting, effective July 28, 2005, our application to withdraw our common stock and associated preferred stock purchase rights from listing and registration on the Pacific Exchange.  Our common stock and associated preferred stock purchase rights remain listed and registered on the New York Stock Exchange.

Item 6.  Exhibits

(a)                                  Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.		Description
3.1		The Company’s By-Laws, as amended, effective May 19, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 25, 2005).
10.1	†	Amendment to the Company’s Employment Letter dated August 5, 2005 with Dow R. Wilson as Corporate Vice President and President, Oncology Systems, effective August 5, 2005
15.1		Letter Regarding Unaudited Interim Financial Information.
31.1		Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2		Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                  Management contract or compensatory arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: August 8, 2005	By:	/s/ ELISHA W. FINNEY
Elisha W. Finney
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.		Description
3.1		The Company’s By-Laws, as amended, effective May 19, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 25, 2005).
10.1	†	Amendment to the Company’s Employment Letter dated August 5, 2005 with Dow R. Wilson as Corporate Vice President and President, Oncology Systems, effective August 5, 2005
15.1		Letter Regarding Unaudited Interim Financial Information.
31.1		Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2		Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                  Management contract or compensatory arrangement.