Form 10-K
period 2005-09-30
VARIAN MEDICAL SYSTEMS INC
filed 2005-12-13
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

OR

☐                                 TRANSITION REPORTING PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 1-7598

VARIAN MEDICAL SYSTEMS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-2359345
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
3100 Hansen Way, Palo Alto, California	94304-1030
(Address of principal executive offices)	(Zip Code)

(650) 493-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of April 1, 2005, the last business day of Registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of Registrant’s Common Stock held by non-affiliates of Registrant (based upon the closing sale price of such shares on the New York Stock Exchange on April 1, 2005) was approximately $4,459,126,489. Shares of Registrant’s common stock held by the Registrant’s executive officers and directors and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At December 1, 2005, the number of shares of the Registrant’s common stock outstanding was 131,539,349.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders—Part III of this Form 10-K

VARIAN MEDICAL SYSTEMS, INC.
INDEX

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“we,” “our” or “the Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed under “Business—Factors Affecting Our Business,” and from time to time in our other filings with the Securities and Exchange Commission, or SEC. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as intensity modulated radiation therapy, image guided radiation therapy, brachytherapy, software, treatment techniques, and advanced X-ray products; growth drivers; orders, revenues, backlog or earnings growth; future financial results and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

PART I

Item 1.   Business

General

We, Varian Medical Systems, Inc., are a Delaware corporation and were originally incorporated in 1948 as Varian Associates, Inc. In 1999, we transferred our instruments business to Varian, Inc., or VI, a wholly owned subsidiary, and transferred our semiconductor equipment business to Varian Semiconductor Equipment Associates, Inc., or VSEA, a wholly owned subsidiary. We retained the medical systems business, principally the sales and service of oncology products and the sales of X-ray tubes and imaging subsystems. On April 2, 1999, we spun off VI and VSEA, which resulted in a non-cash dividend to our stockholders and which we refer to as the spin-offs in this Annual Report on Form 10-K. Immediately after the spin-offs, we changed our name to Varian Medical Systems, Inc. We have been engaged in aspects of the medical systems business since 1959. An Amended and Restated Distribution Agreement dated as of January 14, 1999 and other associated agreements govern our ongoing relationships with VI and VSEA.

Overview

We are a world leader in the design and manufacture of advanced equipment and software products for treating cancer with radiation, as well as high quality, cost-effective X-ray tubes, replacement X-ray tubes and flat panel digital subsystems for imaging in medical, veterinary, scientific and industrial applications.

Our largest business segment is Oncology Systems, which designs, manufactures, sells and services hardware and software products for treating cancer with radiation, including linear accelerators, treatment simulation and verification products, information management and treatment planning software and other sophisticated accessory products and services. Our products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy treatments and offer the advanced treatment processes of intensity modulated radiation therapy, or IMRT, and image guided radiation therapy, or IGRT. Our customers include comprehensive cancer treatment clinics, university research and community hospitals, private and governmental institutions, healthcare agencies, doctors’ offices and cancer care clinics worldwide. Also within our Oncology Systems segment is our Security and Inspection Products line of linear accelerators for nondestructive testing and examination for security and customs purposes and quality control testing purposes. Our second business segment is X-ray Products, which manufactures and sells X-ray imaging components and subsystems, namely (i) X-ray tubes for use in a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, mammography, special procedures and industrial applications and (ii) flat panel imaging products (also commonly referred to as flat panel detectors) for digital X-ray image capture, which is an alternative to image intensifier tubes for fluoroscopy and X-ray film for radiography. Our X-ray tubes and flat panel detectors are sold to original equipment manufacturers, or OEMs, that incorporate these X-ray imaging components and subsystems into their medical diagnostic and industrial imaging systems. Our X-ray tubes are also sold directly to end-users for replacement purposes. Our flat panel detectors are also being incorporated into next generation imaging equipment, including equipment for IGRT such as the On-Board Imager System, or OBI, and for dental CT scanning and veterinary X-rays imaging. Through the Ginzton Technology Center, or GTC, we are developing technologies that enhance our current businesses or may lead to new business areas, including next generation digital X-ray imaging technology, volumetric and functional imaging, improved X-ray sources and technology for security and cargo screening applications. In addition, we are developing technologies and products that promise to improve disease management by more precise targeting of radiation, as well as by employing targeted energy and molecular agents to enhance the effectiveness and broaden the application of radiation therapy. Our BrachyTherapy operations manufacture, sell and service advanced brachytherapy products, which include treatment planning software, afterloaders and applicators. Our brachytherapy products are being used for partial breast irradiation and many other applications.

Our business is subject to various risks and uncertainties. You should carefully consider the factors described in “Business—Factors Affecting Our Business” in conjunction with the description of our business set forth below and the other information included in this Annual Report on Form 10-K.

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

IMRT is an advanced form of radiation therapy in which the intensity and angle of the radiation beams from a linear accelerator are varied, or modulated, across the target area of the patient being treated. This conforms the radiation beams more closely to the shape of the tumor and allows doctors to deliver higher doses of radiation to tumors while limiting the amount of radiation directed at nearby healthy tissue. In this way, clinicians can design and deliver an individualized treatment plan for each patient, targeting the patient’s tumor as closely as possible. IMRT can be used to treat head and neck, breast, prostate, pancreatic, lung, liver, gynecological and central nervous system cancers. IMRT has become a well-accepted standard of treatment for cancer and more clinics every year, from university hospitals to local community clinics, continue to adopt treatments using IMRT. We have been a leading provider of products to enable IMRT treatment of cancer.

While IMRT is helping doctors to deliver higher doses of radiation to tumors in a more effective manner, healthy tissues still receive doses of radiation as doctors are forced to treat areas around the tumors to accommodate for tumor movement both during and between treatments. IGRT is the next generation technology that complements IMRT to further enhance radiation therapy treatments. IGRT brings technologies that compensate for daily changes and movements in tumors and enables dynamic, real-time visualization and precise treatment of small, moving and changing tumors with greater intensity and accuracy, while sparing more of the surrounding healthy tissue. With this greater precision offered by IGRT, clinics and hospitals are potentially able to improve outcomes by concentrating even higher doses of radiation at the tumors. We expect that IGRT will become one of the main contributors to revenues growth in our Oncology Systems business segment in the coming years and indications are that our customers also see IGRT as the next significant enhancement of curative radiation therapy.

Stereotactic radiosurgery is an advanced treatment procedure that employs linear accelerators and IGRT technology to eradicate very small metastases or lesions, for example, in the brain, by delivering a single, very precisely placed, high dose beam of radiation. In addition to external beam radiation therapy, radioactive seeds, wires or ribbons are sometimes inserted into a tumor or into a body cavity. These modalities, known as brachytherapy, do not require the radiation to pass through surrounding healthy tissue in order to reach the tumor.

The radiation oncology market is growing globally and a number of factors are contributing to this expansion. Without preventative actions, annual cancer rates around the world are projected to increase by 50 percent to 15 million new cases in the year 2020, according to the World Cancer Report issued by the International Agency for Research on Cancer in the World Health Organization. According to the World Cancer Report, the predicted sharp increase in new cases will mainly be due to steadily aging populations in both developed and developing countries and also due to current trends in smoking prevalence and the growing adoption of unhealthy life styles. The U.S. chart data from the National Cancer Institute’s Surveillance, Epidemiology, and End Results program also indicates that the number of cases diagnosed annually could double in the United States to 2.6 million by 2050.

The rise in cancer cases, together with the increase in sophistication of new treatment processes, have created demand for more automated products that can be integrated into clinically practical systems to make treatments more rapid and cost effective. Technology advances leading to improvements in patient care, the availability of more advanced, automated and efficient clinical tools in radiation therapy and the advent of more precise forms of radiotherapy treatment, such as IMRT, IGRT, stereotactic radiotherapy and stereotactic radiosurgery, should drive the demand for our products and services, in particular those of our Oncology Systems segment, as patients seek more effective treatments. In general, we have experienced historical cycles where the North American region tends to adopt the newest technologies at a faster rate, with adoption by the international regions tending to lag two to three years.

The international markets in particular are under-equipped with radiation therapy systems to address the growing cancer incidence. Cancer patients in many foreign countries must frequently endure long waits for radiotherapy treatment. Many of these countries are expanding and upgrading their radiotherapy services to care for their cancer patients. The relatively weak U.S. dollar has also effectively made pricing more competitive for U.S.-based companies such as ours. Shortages of radiotherapy equipment in the international markets and, to a lesser extent, the weak U.S. dollar represent additional drivers for continued growth in the international markets.

Products

Oncology Systems

Our Oncology Systems business segment designs, manufactures, sells and services equipment and software products for radiation treatment of cancer. We are a leading provider of advanced products such as linear accelerators, treatment simulators and verification products, information management and treatment planning software and other sophisticated accessory products and services for conventional radiation therapy, IMRT and IGRT.

The radiotherapy process consists of examining the patient, planning the therapeutic approach, delivering treatment, verifying that the treatments are being delivered correctly, providing quality assurance for all the devices involved in the treatment process, recording the history and results of treatment and obtaining reimbursement for the radiotherapy services provided. We provide products that help perform most of these tasks. Our focus, however, is addressing the key concerns of the market for advanced cancer care systems, including the continuing demand for enhanced capabilities and quality of radiation therapy treatments and improved efficiency, precision, cost-effectiveness and ease of delivery of these treatments. A core element of our business strategy is to provide our customers with highly versatile, clinically proven products that can be configured and integrated into automated systems that combine greater precision and greater cost effectiveness. We have designed our individual products so that they can be integrated into automated systems that enhance the entire process of treating a patient. By allowing for integration into automated systems, our products and technology are also more cost-effective since doctors are able to schedule and treat more patients within a set time period. Our products and accessories for IMRT and IGRT allow clinicians to very precisely track and treat tumors using shaped beams, thereby targeting the tumor as closely as possible and allowing the delivery of higher doses of radiation to the tumor while limiting exposure of nearby healthy tissue. With our treatment planning, verification and information management software products, treatment plans, patient treatment data and images are recorded and stored in a single database shared by each of our products, which enables effective communication among products. Additionally, the precision and versatility of our products and technology makes possible the use of radiation therapy to treat metastatic lesions, thereby allowing for multiple medical specialties—radiation oncology, neurosurgery, imaging and medical oncology—to share equipment, resources and information in a more cost-effective and safe manner.

Our Clinac® series of medical linear accelerators are used to treat cancer by producing therapeutic electrons and X-ray beams that target tumors and other abnormalities in a patient. These devices are the core products for conventional radiation therapy, IMRT and IGRT treatment procedures. We produce versions of these devices to suit various facility requirements. We also manufacture and market accessory products that enhance the capabilities and efficiency of our linear accelerators in delivering radiotherapy treatments, in particular IMRT and IGRT. Our Millennium™ series of multi-leaf collimators are accessory devices that are used with a linear accelerator to define the size, shape and intensity of the radiation beams generated by the linear accelerator. We also offer an innovative real-time patient position monitoring software product, the RPM™ respiratory gating system, which allows the Clinac to be synchronized with patient breathing to help compensate for tumor motion during the course of treatment.

Verification and documentation of all treatment procedures are also critical to treatment delivery. Our VARiS® information management software system records and verifies radiotherapy treatment procedures carried out on the linear accelerator, performs patient charting and manages patient information. Our Vision™ product line is integrated with the VARiS product and manages patient image data. We have also developed our VARiS MedOncology information management software system that records and stores patient data relating to chemotherapy treatment procedures. Therefore, clinics have the possibility to manage treatment and patient information across radiation oncology and medical oncology procedures. Recently, we announced ARIA Oncology Information Management System, or ARIA, as our next generation integrated information management software system. ARIA will be a new and more comprehensive real-time information management system and database that enables users to operate filmless and paperless cancer clinics. Prior to treatment delivery, physicians must plan the course of radiation therapy for the patient. To assist physicians with developing these treatment plans, we offer a range of treatment planning products. Our Eclipse™ treatment planning system provides doctors with 3D image viewing, treatment simulation, radiation dosage calculation and verification and other tools for generating treatment plans for the patient, which can be reviewed and analyzed using our SomaVision™ workstations. Our Helios™ software module utilizes a sophisticated technique known as inverse planning to enable the physicians to rapidly develop optimal IMRT treatment plans based on a desired radiation dose outcome to the tumor and surrounding tissue.

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

Our most recent products have focused on enabling IGRT, the most advanced radiotherapy treatments currently available in the market. These products include OBI, which allows dynamic, real-time imaging of tumors while on the treatment couch, and the cone-beam computerized tomography for OBI, or CBCT. CBCT allows patient positioning based on soft-tissue anatomy. Using sophisticated image analysis tools, CBCT allows comparison of the CBCT scan with a reference CT scan to determine how the treatment couch should be moved to fine-tune the patient’s treatment setup. Enhancements to existing products, such as our Clinac iX series of accelerators which facilitates more streamline treatment processes including IGRT, have also been introduced. We also have our Trilogy™ linear accelerator, which normally includes OBI, PortalVision and other IGRT-related hardware and software as accessories. Trilogy has been designed to be a very versatile, cost-effective, ultra-precise radiotherapy treatment product with a faster dose delivery rate and smaller isocenter. Trilogy is capable of delivering conventional, 3D conformal radiotherapy, IMRT, IGRT and fractionated stereotactic radiation therapy. Additionally, Trilogy, together with OBI, PortalVision and other IGRT-related accessories, will have the precision necessary to deliver stereotactic radiosurgery for neurosurgical treatments, which is a market that we have not participated in the past. We also have in our product portfolio the SonArray ultrasound imaging device for patient positioning and stereotactic treatment planning software for use in developing treatment plans for stereotactic radiosurgery.

Recently, we introduced Dynamic Adaptive Radiotherapy, or DART, which more tightly combines imaging, planning, and delivery in order to adjust for patient motion, breathing, and anatomical changes that occur during the course of therapy. Cost-efficient decision support as well as data collection and analysis for the development of more broadly shared treatment standards will be a key component in our DART initiative. Therefore, IGRT with the capabilities offered by ARIA will be a cornerstone of DART. We expect that DART will contribute to continuing growth for the Oncology Systems business and will lead to a continuing string of product enhancements that improve the outcomes, standards, and cost effectiveness of cancer care.

In addition to offering our own suite of equipment and software products for planning and delivering radiation therapy treatments, we have partnered with General Electric Medical Systems, or GE, in North America and established a See and Treat Cancer Care™ program for radiation therapy. Through See and Treat Cancer Care, we can offer radiation oncology facilities an integrated suite of cancer treatment tools that combines our comprehensive set of radiation therapy products with GE’s advanced diagnostic imaging systems.

We also manufacture and sell, as our Security and Inspection Products, linear accelerators that are used for industrial radiographic applications. Our Linatron-M® linear accelerators are used for nondestructive examination of objects, such as cargo or luggage, for security and customs purposes, and examination of heavy metallic structures for nondestructive quality control testing purposes. We have also introduced our Linatron K9 dual energy accelerator that is specially designed for security and cargo inspection purposes. The primary use of our products delivered during fiscal year 2005 has been in overseas ports where customs offices are verifying cargo manifests. This technology may also be used to sterilize food and medical products.

Revenues from our Oncology Systems business segment represented 82%, 84% and 82% of total revenues in fiscal years 2005, 2004 and 2003, respectively. Our Oncology Systems business segment revenues also include service revenues. See “—Customer Services and Support.”  For a discussion of Oncology Systems business segment financial information, see Note 15 “Segment Information” of the Notes to the Consolidated Financial Statements.

X-ray Products

Our X-ray Products business segment, or X-ray Products, is a world leader in designing and manufacturing components and subsystems for X-ray imaging, including X-ray-generating tubes and flat panel detectors. X-ray tubes and flat panel detectors are key components of X-ray imaging systems. We sell our products to OEMs for new system configurations and replacement X-ray tubes for installed systems. We conduct an active research and development program to focus on new technology and applications in both the medical and industrial X-ray imaging markets.

We manufacture X-ray tubes for four primary medical diagnostic radiology applications: CT scanners, radiographic/fluoroscopic imaging, special procedures and mammography. We also offer a large line of industrial X-ray tubes, which consist of analytical X-ray tubes used for X-ray fluorescence and diffraction, as well as tubes used for non-destructive imaging and gauging and airport baggage inspection systems.

In addition to X-ray tubes, we design, manufacture and market flat panel detectors. Our amorphous silicon imaging technologies can be broadly applied as an alternative to image intensifier tubes or X-ray film. We expect that imaging equipment based on amorphous silicon semiconductors may be more stable and reliable, have fewer adjustments and suffer less degradation over time than image intensifier tubes, and will be more cost effective over time than X-ray film. These panels are being incorporated into next generation medical diagnostic and industrial imaging systems and also serve as a key component of our OBI product, which helps enable IGRT and for dental CT scanning and veterinary X-ray imaging. We believe that the flat panel detectors will become a driver of revenue growth in this segment.

The fundamental growth driver of this business segment is the on-going success of key OEMs that incorporate our X-ray tube products and flat panel detectors into their medical diagnostic and industrial imaging systems. Revenues from the X-ray Products business segment represented 14%, 13% and 15% of total revenues in fiscal years 2005, 2004 and 2003, respectively. For a discussion of the X-ray Products business segment financial information, see Note 15, “Segment Information” of the Notes to the Consolidated Financial Statements.

Other

The Ginzton Technology Center, our research facility, identifies and addresses new and potential markets. Through GTC, we are developing technologies that enhance our current businesses or may lead to new business areas, including next generation digital X-ray imaging technology, volumetric and functional imaging and improved X-ray sources. In addition, we are developing technologies and products that promise to improve disease management by more precise targeting of radiation as well as by employing targeted energy and molecular agents to enhance the effectiveness and broaden the application of radiation therapy. In the area of industrial security, GTC is engaged in a joint research project with the Palo Alto Research Center, a subsidiary of Xerox Corporation, to develop technology for security and cargo screening applications at airports and seaports under a grant from the United States Department of Commerce. These efforts are designed to develop new products and technologies for our future business.

Our BrachyTherapy operation manufactures, sells and services advanced brachytherapy products, including high dose rate products, the VariSource™ and GammaMed™ afterloaders, the BrachyVision™ treatment planning system, applicators and accessories. BrachyTherapy also develops and markets the VariSeed™ treatment planning system for permanent prostate seed implants.

GTC and BrachyTherapy report their results from operations as part of the “Other” category. Combined revenues from these operations represented 4%, 3%  and 3% of total revenues in fiscal years 2005, 2004 and 2003, respectively. For a discussion of segment financial information, see Note 15 “Segment Information” of the Notes to the Consolidated Financial Statements.

Customer Services and Support

We maintain service centers in Milpitas, California; DesPlaines, Illinois; Clark, New Jersey; Marietta, Georgia; Richardson, Texas; Corona, California; Buc, France; Crawley, England; Zug, Switzerland; Tokyo, Japan; and Beijing and Hong Kong, China; as well as field service forces throughout the world for Oncology Systems service support. Key logistics and education operations are located in Las Vegas, Nevada. Our network of service engineers and customer support specialists provide installation, warranty, repair, training and support services and professional services. We generate service revenues by providing services to customers on a time-and-materials basis and through comprehensive service contracts and software support contracts. Most of the field service engineers are our employees, but in a few foreign countries, field services are provided by employees of dealers and/or agents. Customers can access our extensive service network by calling any of our service centers located throughout North America, Europe, Asia, Australia and Latin America.

We warrant most of our Oncology Systems hardware and software for parts and labor for twelve months. We offer a variety of post-warranty equipment service agreements and software support agreements that permit customers to contract for the level of equipment maintenance and/or software support they require.

We believe customer service and support are an integral part of our Oncology Systems competitive strategy. Service revenues comprise an increasing portion of our Oncology Systems revenues and is a key contributor to our gross margin improvement. Growth driver for our service revenues include the increased sophistication of our products (particularly software products which generate software maintenance contracts) and growth in the installed base for our products. We also believe, superior service capability, availability and responsiveness play an important role in marketing and selling medical equipment and systems, particularly as the technological sophistication of the products increases. Nevertheless, many of our customers use their own internal service organizations and/or independent service organizations to service equipment after the warranty period expires. Therefore, we cannot guarantee full conversion to maintenance or service contracts after the warranty period expires.

We provided technical advice and consultation for X-ray tubes and imaging subsystems products to major OEM customers from our offices in Tokyo, Japan; Houten, The Netherlands; Salt Lake City, Utah; Charleston, South Carolina; and Willich, Germany. Our applications specialists and engineers make recommendations to meet the customer’s technical requirements within the customer’s budgetary constraints. We often develop specifications for a unique product, which will be designed and manufactured to meet a specific customer’s requirements. We also maintain a technical customer support group in Charleston, South Carolina to meet the technical support requirements of independent tube installers that use our X-ray tube products.

Marketing and Sales

We maintain direct sales forces in North America, Europe, Australia and major parts of Asia and Latin America. We use our direct sales forces to make all of our North American sales for our Oncology Systems segment and our BrachyTherapy operations. We sell through a combination of direct sales forces and independent distributors in the international markets for our Oncology Systems segment and our BrachyTherapy operations, as well as in all markets for our X-ray Products segment. We did not have a single customer in fiscal years 2005, 2004 and 2003 that represented 10% or more of our total revenues.

We sell our Oncology Systems products primarily to comprehensive cancer treatment clinics, university research and community hospitals, private and governmental institutions, healthcare agencies, doctors’ offices and cancer care clinics worldwide. As a result of on-going technological development, these clinics, hospitals, institutes, agencies and doctors’ offices regularly replace equipment and upgrade treatment capability. Sales cycles for our products typically can be quite lengthy since many of our products are considered capital equipment and are affected by budgeting cycles of hospitals, clinics, institutes, agencies and doctors’ offices, which frequently fix capital budgets one or more years in advance. Also, as newly introduced products and international sales comprise a greater portion of our orders and shipments, we have experienced longer time period between placement of an order and revenue recognition of the sale. We estimate that the average time of orders in backlog has increased over the last year so that the time period between placement of an order and revenue recognition is now 12 to 15 months (up from 9 to 12 months last year).

Reimbursement rates in the United States usually support a return on investment for a new system purchase in less than 24 months. U.S. reimbursement rates for IMRT, which are higher than reimbursement rates for standard radiotherapy treatments, continue to support its adoption of IMRT in this market. However, we believe that reimbursements for existing and new treatment processes play a relatively minor role in the market for new external beam radiotherapy equipment and that the prospect of better clinical outcomes continues to be a growth driver for IMRT adoption, and is becoming a growth driver for IGRT adoption. See “—Government Regulation—Medicare and Medicaid Reimbursement.”  International reimbursement rates for radiation therapy tend to be low in national health systems, yet international markets continue to invest in better treatment capability, albeit often after it has been proven in the North American market or in other leading research centers worldwide.

Total Oncology Systems revenues, including service revenues were $1.1 billion, $1.0 billion and $856 million for fiscal years 2005, 2004 and 2003, respectively. We divide our market segments for Oncology Systems revenues into North America, Europe, Asia and rest of the world, and these regions constituted 55%, 30%, 11% and 4%, respectively, of Oncology Systems revenues during fiscal year 2005, 59%, 28%, 9% and 4%, respectively, of Oncology Systems revenues during fiscal year 2004 and 64%, 24%, 9% and 3%, respectively, of Oncology Systems revenues during fiscal year 2003.

Our X-ray Products segment sells a high proportion of its products, including X-ray tube products and flat panel detectors, to a limited number of OEMs that incorporate our products into their imaging systems. We expect that revenues from relatively few customers will continue to account for a high percentage of X-ray Products revenues in the foreseeable future. We supply X-ray tube products and flat panel detectors to companies such as Toshiba Corporation, Hitachi Medical Corporation, Shimadzu Corporation, Philips Medical Systems, GE, Sound Technologies, Inc. and Imaging Sciences International, Inc. These OEMs for our X-ray tube products and flat panel detectors represented 68%, 73%, 68% of our total X-ray Products segment revenues during fiscal years 2005, 2004 and 2003, respectively, with the remaining revenues coming from a large number of small OEMs and independent services companies. Total revenues for our X-ray Products segment was $195 million, $165 million and $153 million for fiscal years 2005, 2004 and 2003, respectively. We divide our market segments for X-ray Products revenues by region into North America, Europe, Asia and rest of the world, and these regions constituted 38%, 14%, 45% and 3%, respectively, of X-ray Products revenues during fiscal year 2005, 35%, 13%, 49% and 3%, respectively, of X-ray Products revenues during fiscal year 2004 and 36%, 13%, 48% and 3%, respectively, of X-ray Products revenues during fiscal year 2003.

Competition

The markets for radiation therapy equipment and software are characterized by rapidly evolving technology, intense competition and pricing pressure. We compete with companies worldwide. Some of our competitors have greater financial, marketing and management resources than we do. These competitors could develop technologies and products that are more effective than those we currently use or produce or that could render our products obsolete or noncompetitive. Our smaller competitors could be acquired by companies with greater financial strength, which could enable them to compete more aggressively. Some of our suppliers or distributors could also be acquired by competitors, which could disrupt these supply or distribution arrangements and result in less predictable and reduced revenues. Furthermore, we believe that rapid technological changes occurring in our markets will lead to the entry of new competitors as well as our encountering new competitors as we apply our technologies in new markets such as stereotactic radiosurgery for neurosurgical treatments. For example, we have directed substantial product development efforts into tighter integration of our products for more seamless operation within a system and into simplifying the usability through more intuitive user interfaces and greater software intelligence, while maintaining an “open systems” approach that allows customers the flexibility to “mix and match” individual products, incorporate products from other manufacturers, share information with other systems or products and use the equipment for offering various modalities of radiation therapy treatment methodologies. We anticipate that these efforts will increase the acceptance and adoption of IMRT and IGRT and will foster greater demand for our products from new customers and upgrades from existing customers. Conversely, one competitor is offering linear accelerator products that are “closed-ended,” dedicated-use systems that emphasize simplicity of use while sacrificing the ability for customers to customize the system to their individual needs, incorporate products from other manufacturers, share information with other systems or products, or using the equipment for differing modalities of radiation therapy treatment methodologies. If we have misjudged the importance to our customers of maintaining an “open systems” approach while enabling greater integration and simplicity-of-use or if we are unsuccessful in these efforts to enable greater integration and enhance simplicity-of-use efforts, our revenues could fail to increase or could decrease.

Our customers’ equipment purchase considerations typically include: reliability, servicing, patient throughput, precision, price and payment terms. We sell our products on a total value to the customer basis. We believe we compete favorably with our competitors based upon our strategy of providing a complete package of products and services in the field of radiation oncology and our continued commitment to global distribution and customer service, value-added manufacturing, technological leadership and new product innovation. We strive to provide technologically superior, clinically proven products for substantially all aspects of radiation therapy that deliver more precise, cost-effective, high quality clinical outcomes that meet or exceed customer quality and service expectations. However, our ability to compete may be adversely affected when purchase decisions are based solely upon price, since our products are generally sold on a total value to the customer basis. This may occur if hospitals and clinics give purchasing decision authority to group purchasing organizations that focus solely on pricing as the primary determinant in making purchase decisions.  Therefore, the impact of any such factors could have a negative effect on our pricing, sales, revenues, market share and gross margins and our ability to maintain or increase our operating margins.

We are the leading provider of medical linear accelerators and related accessories. In radiotherapy and radiosurgery markets, we compete primarily with Siemens Medical Solutions, Elekta AB, Tomotherapy Incorporated and Accuray Incorporated. With our information and image management, simulation, treatment planning and radiosurgery products, we also compete with a variety of companies, such as Elekta AB, Philips Medical Systems, Computerized Medical Systems, Inc., North American Scientific, Inc., Nucletron B.V. and Siemens Medical Solutions. In respect of our BrachyTherapy operations, our primary competitor is Nucletron B.V. For the service and maintenance business for our Oncology Systems products, we compete with independent service organizations and our customers’ internal service organizations.

The market for X-ray tubes is extremely competitive. All of the major diagnostic imaging systems companies, which are the primary customers of our X-ray Products business segment, also manufacture X-ray tubes for use in their own imaging systems products. While we believe we are one of the leading independent suppliers of X-ray tubes, we must compete with these in-house X-ray tube manufacturing operations for business from their affiliated companies. As a result, we must have a competitive advantage in one or more significant areas, which may include lower product cost, better product quality or superior technology and performance. We sell a significant volume of our X-ray tubes to companies such as Toshiba Corporation, Hitachi Medical Corporation, Shimadzu Corporation, Philips Medical Systems and GE, all of which have in-house X-ray tube production capability. In addition, we compete against other stand-alone, independent X-ray tube manufacturers such as Comet AG and IAE Industria Applicazioni Elettroniche Spa. These companies compete with us for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for X-ray tubes. The market for flat panel detectors is also very competitive. We incorporate our flat panel detectors into our next generation equipment for IGRT within our Oncology Systems and also sell to a number of OEMs, which incorporate our flat panel detectors into their medical diagnostic and industrial imaging systems. Our significant customers include Sound Technologies, Inc. and Imaging Sciences International Inc. We primarily compete against GE, Trixell, Canon, Inc. and Hologic, Inc. in our flat panel detector product line.

Research and Development

Developing products, systems and services based on advanced technological concepts is essential to our ability to compete effectively. We maintain a product research and development and engineering staff responsible for product design and engineering. Research and development expenditures totaled $82 million, $72 million and $59 million in fiscal years 2005, 2004 and 2003, respectively.

Our research and development are conducted both within the relevant product groups within the Oncology Systems and X-ray Products businesses and through GTC. GTC maintains technical competencies in X-ray technology, imaging physics and applications, algorithms and software, electronic design, materials science and biosciences to prove feasibility of new product concepts and to improve current products. Present research topics include new imaging concepts, image-based radiotherapy treatment planning and delivery, real time accommodation of moving targets, functional imaging and combined modality therapy, manufacturing process improvements, improved X-ray tubes and large-area, high resolution digital X-ray sensor arrays for cone-beam CT and other applications. GTC is also pursuing the potential of combining advances in focused energy and imaging technology with the latest breakthroughs in biotechnology and the improvement of disease management by employing targeted energy to enhance the effectiveness of molecular medicine. GTC is also investigating the use of X-ray and high energy accelerator technology for security applications. GTC accepts some sponsored research contracts from external agencies such as the U.S. government or private sources.

Within Oncology Systems, we conduct research to enhance the reliability and performance of existing products and to develop new products. This research is conducted primarily in the United States, Switzerland, the United Kingdom and Finland. In addition, we support selected research programs at selected hospitals and clinics. Current research areas within Oncology Systems include linear accelerator systems and accessories for medical and industrial applications, information systems, radiation therapy treatment planning software, image processing software, imaging devices, simulation, patient positioning and equipment diagnosis and maintenance tools. Much of the Oncology Systems research relate to our next generation linear accelerators, other technology such as our Monte Carlo and dose calculation algorithms for our treatment planning software products and our new electronic health records within our VARiS information management software.

Within X-ray Products, we conduct research at our Salt Lake City facility that is primarily focused on developing and improving X-ray imaging component and subsystem products. Current research areas include bearing coating, to improve X-ray tube life and reduce tube noise, and ceramic design, to improve the high voltage stability of X-ray tubes. We are also working on X-ray tube designs which will operate at higher power loadings and at higher CT rotational speed to enhance the performance of next generation CT scanners. Research activity geared toward enhancing performance of our flat panel imaging technology and expanding our imager product portfolio is conducted primarily at our GTC facility in Mountain View, California.

Manufacturing and Supplies

We manufacture our medical linear accelerators in Palo Alto, California, and our treatment simulator systems, some accelerator subsystems and the OBI in Crawley, England. In addition, we manufacture some of our accessory oncology systems products in Holliston, Massachusetts, Baden, Switzerland, Helsinki,

Finland, Toulouse, France and Winnipeg, Canada; and our industrial linear accelerators and certain radiographic products in Las Vegas, Nevada. We manufacture our X-ray imaging component and subsystem products in Salt Lake City, Utah; Charleston, South Carolina; and Willich, Germany. We manufacture our high dose rate brachytherapy systems in Crawley, England and Haan, Germany and our brachytherapy treatment planning products in Charlottesville, Virginia. These facilities employ state-of-the-art manufacturing techniques and several have been honored by the press, governments and trade organizations for their commitment to quality improvement. They are certified under International Standards Organization, or ISO 9001, or ISO 9002, in the case of the Charleston facility.

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

Backlog

Our backlog at the end of fiscal year 2005 was $1.2 billion, of which we expect to recognize approximately 61% to 66% into revenues in fiscal year 2006. Our backlog at the end of fiscal year 2004 was $970 million, of which $576 million was recognized as revenues in fiscal year 2005. Our Oncology Systems backlog represented 94% of the total backlog at the end of fiscal years 2005 and 2004. We include in backlog orders for products that are scheduled to be shipped within two years. The majority of our orders for service contracts is also included in the backlog when it becomes billable. We also include in backlog the amount of deferred revenue related to products that have been delivered but have outstanding contractual obligations or related to acceptance. Deferred revenue includes (i) the amount equal to the greater of the fair value of the installation services for hardware products or the amount of the payment that is contractually linked to acceptance and (ii) for a small number of products, the entire sale price applicable to products shipped but for which installation and/or final acceptance have not been completed. As the overall mix of our backlog includes a greater proportion of software products and newly introduced Oncology Systems products, which typically have longer time from order to completion of installation, and a higher percentage of our overall Oncology Systems business coming from international regions, which typically have a longer period from shipment to revenue recognition, the average time period within which backlogs convert into revenues could lengthen. Orders may be revised or canceled, either according to their terms or as customers’ needs change; consequently, it is impossible to predict with certainty the amount of backlog that will result in revenues. In fiscal years 2005 and 2004, we reversed $35 million and $43 million, respectively, of orders due to revisions or cancellations. Our reported net orders included all backlog reversals.

Product Liability

Our business exposes us to potential product liability claims that are inherent in the manufacture and sale of medical devices. Because our products are involved in the delivery of radiation to the human body, collection and storage of patient treatment data and the diagnosing of medical problems, the possibility for significant injury and/or death exists with any of these products. As a result, we may face substantial liability to patients and our customers for damages resulting from any faulty, or allegedly faulty, design, manufacture and servicing of our products.

Government Regulation

Domestic Regulation

As a manufacturer and seller of medical devices and devices utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the U.S. Food and Drug Administration, or FDA, and state and local regulatory agencies, such as the State of California, to ensure such devices are safe and effective. Such regulations, which include the U.S. Food, Drug and Cosmetic Act, or the FDC Act, and regulations promulgated by the FDA, govern the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, possession, marketing, disposal, clinical investigations involving humans, sale and marketing of medical devices, post-market surveillance, repairs, replacements, recalls and other matters relating to medical devices, radiation producing devices and devices utilizing radioactive by-product material. State regulations are extensive and vary from state to state. Our Oncology Systems equipment and software (but not our industrial products) and our brachytherapy products constitute medical devices subject to these regulations. Our X-ray tube products and flat panel detectors produced by X-ray Products are also considered medical devices. Future products in any of our business segments may constitute medical devices and be subject to regulation as such. These laws require that manufacturers adhere to certain standards designed to ensure that the medical devices are safe and effective. Under the FDC Act, each medical device manufacturer must comply with requirements applicable to good manufacturing practices.

Our manufacturing operations for medical devices are required to comply with the FDA’s Quality System Regulation, or QSR, which addresses a company’s responsibility for quality systems, the requirements of good manufacturing practices and relate to product design, testing, and manufacturing quality assurance, and the maintenance of records and documentation. The QSR requires that each manufacturer establish a quality systems program by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for a manufacturer to be able to continue to market cleared or approved product offerings. Among other things, these regulations require that manufacturers establish performance requirements before production. The FDA makes announced and unannounced inspections of medical device manufacturers and may issue reports, known as Form FDA 483 reports, listing instances where the manufacturer has failed to comply with applicable regulations and/or procedures, or Warning Letters which, if not adequately responded to, could lead to enforcement actions against the manufacturer, including fines and total shutdown of production facilities and criminal prosecution. Inspections usually occur every two years. Our last inspection occurred in November 2005.

The FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, an existing medical device obtain either 510(k) pre-market notification clearance or an approved pre-market approval application, or PMA, before the manufacturer may take orders and distribute the product in the United States. The 510(k) clearance process is applicable when the new product being developed is substantially equivalent to an existing commercially available product. The process of obtaining 510(k) clearance generally takes at least one to three months from the date the application is filed and generally requires submitting supporting design data, which can be extensive and can extend the process for a considerable period of time beyond three months. After a product receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, packaging, or manufacturing process may require a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with the manufacturer’s decision, it may retroactively require the manufacturer to submit a request for 510(k) pre-market notification clearance and can require the manufacturer to cease marketing and/or recall the product until 510(k) clearance is obtained. If we cannot establish that a proposed product is substantially equivalent to a legally marketed device, we must seek pre-market approval through a PMA application. Under the PMA process, the applicant must generally conduct at least one clinical protocol and submit extensive supporting data and clinical information in the PMA to prove the safety and effectiveness of the product. This process typically takes at least one to two years from the date the pre-market approval is accepted for filing, but can take longer for the FDA to review. To date, we have produced Class 1 medical devices, which require no pre-market approvals or clearances, and Class 2 medical devices, which require only 510(k) clearance. Our X-ray tubes and flat panel detectors are Class 1 medical devices while all of the products produced by our Oncology Systems segment and our BrachyTherapy operations are Class 2 medical devices.

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

•       investigations, Form FDA 483 reports of non-compliance or Warning Letters;

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

Medicare and Medicaid Reimbursement

The U.S. federal government regulates reimbursement for diagnostic examinations and therapeutic procedures furnished to Medicare beneficiaries, including related physician services and capital equipment acquisition costs. For example, Medicare reimbursement for operating costs for radiation treatment performed on hospital inpatients generally is set under the Medicare prospective payment system, or PPS, diagnosis-related group, or DRG, regulations. Under PPS, Medicare pays hospitals a fixed amount for services provided to an inpatient based on his or her DRG, rather than reimbursing for the actual costs incurred by the hospital. Patients are assigned to a DRG based on their principal and secondary diagnoses, procedures performed during the hospital stay, age, gender and discharge status. Medicare also reimburses pursuant to PPS for capital costs which incorporates an add-on to the DRG-based payment to cover capital costs. Hospital outpatient services are also covered by PPS. Under the outpatient PPS system, Medicare reimburses outpatient services according to rates calculated by Medicare for groups of covered services known as “ambulatory payment classification,” or APC, groups. Approximately 15 APC groups involve radiation oncology services. The reimbursement for each APC group is derived from a complicated calculation that incorporates historical cost information, including capital acquisition costs. For physicians, Medicare reimburses all physicians based on two separate practice expense values for each physician service, one for when a service is furnished in a facility setting and another for when the service is performed in a physician’s office. Typically, for a service that could be provided in either setting, the practice expense value would be higher when the service is performed in a physician’s office, as it would cover a physician’s costs such as equipment, supplies and overhead.

The federal government and the Congress from time to time consider various Medicare and other healthcare reform proposals that could significantly affect both private and public reimbursement for healthcare services in hospitals and freestanding clinics. Private insurers often establish payment levels and policies based on reimbursement rates and guidelines established by the government. The federal government reviews and adjusts reimbursement rates for medical procedures, including radiotherapy, on an annual basis.

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

CMS has published a modest increase in Medicare and Medicaid reimbursement rates for radiotherapy procedures, such as daily treatments, planning, positioning of patients and quality assurance, in U.S. hospitals that would go into effect on January 1, 2006. Based upon an analysis by American Medical Accounting & Consulting, Inc., or AMAC, we do not expect these changes to have a material impact on our Oncology Systems business segment in the United States.

From calendar year 2005 to 2006, according to AMAC, reimbursement rates for IMRT will rise 3.1%, rates for conventional treatments will rise 5.8%, and rates for ancillary procedures should rise in the range of 1.5% to 7.7%. Overall, radiotherapy reimbursements will rise by an average of 4.4% for hospitals, according to AMAC. Separately, according to AMAC, rates for free standing clinics and physicians offices should fall by 3% and this was due to the 4.4% decrease in the conversion factor. This may change in the near future when congressional action raises the conversion factor permanently. AMAC also advises that it believes IMRT will continue to be reimbursed at a premium over standard conventional treatments under the final rates.

Included in the proposed CMS rates is a new code to reimburse image-guided radiation therapy using radiographic, fluoroscopic or computed tomography CT X-ray images for the purpose of properly positioning patients to ensure accurate delivery of radiation doses. The new code, 77421, includes a physician’s fee of approximately $20 per day in addition to technical fees for hospitals or clinics. The daily technical reimbursement adjusted by the geographical wage index for these imaging procedures will be $75 at hospitals and $134 for clinics.  The global fee for freestanding centers will be approximately $154, including both the technical and professional components. At these reimbursement levels, the return on investment in the company’s On-Board Imager accessory for medical linear accelerators could occur within 18 to 24 months. Other than to clarify market uncertainty regarding IGRT reimbursements, the Company does not expect the proposed new rates to have a material impact on customers’ decisions whether or not to purchase products for IGRT.

The sale of medical devices including radiotherapy products, the referral of patients for diagnostic examinations and treatments utilizing such devices, and the submission of claims to third-party payors (including Medicare and Medicaid) seeking reimbursement for such services, are subject to various federal and state laws pertaining to healthcare “fraud and abuse,” including physician self-referral prohibitions, anti-kickback laws and false claims laws. Subject to enumerated exceptions, the federal physician self-referral law, also known as Stark II, prohibits a physician from referring Medicare or Medicaid patients to an entity with which the physician (or a family member) has a financial relationship if the referral is for a “designated health service,” which is defined explicitly to include radiology and radiation therapy services. Anti-kickback laws make it illegal to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase of medical devices from a particular manufacturer or the referral of patients to a particular supplier of diagnostic services utilizing such devices. False claims laws prohibit anyone from knowingly and willfully presenting, or causing to be presented, claims for payment to third-party payors (including Medicare and Medicaid) that are false or fraudulent, for services not provided as claimed, or for medically unnecessary services. The Office of the Inspector General prosecutes violations of fraud and abuse laws and any violation may result in criminal and/or civil sanctions including, in some instances, imprisonment and exclusion from participation in federal healthcare programs such as Medicare and Medicaid. The Stark II law and regulations, as well as general fraud and abuse laws and physician self-referral restrictions that exist in a number of states and apply regardless of whether Medicare or Medicaid patients are involved, may result in lower utilization of certain diagnostic or therapeutic procedures, which may affect the demand for our products.

Foreign Regulation

Our operations outside the United States are subject to regulatory requirements that vary from country to country and may differ significantly from those in the United States. In general, our products are regulated outside the United States as medical devices by foreign governmental agencies similar to the FDA and the FTC. In addition, in foreign countries where we have operations or sell products, we are subject to laws and regulations applicable to manufacturers of medical devices, radiation producing devices and products utilizing radioactive materials and to the healthcare industry, and laws and regulation of general applicability relating to environmental protection, safe working conditions, manufacturing practices and other matters. These laws and regulations are often comparable to or more stringent than U.S. laws and regulations. Our sales of products in foreign countries are also subject to regulation of matters such as product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. We rely in some countries on our foreign distributors to assist us in complying with applicable regulatory requirements.

The European Union, or EU, implemented a medical device directive that requires us to affix the Conformité Européene, or CE, mark to our products in order to sell the products in member countries of the EU. The CE mark is an international symbol of adherence to certain essential principles of safety and effectiveness mandated in applicable European medical device directives, which once affixed, enables a product to be sold in member countries of the EU. The CE mark is also recognized in many countries outside the EU, such as Australia, and can assist in the clearance process. In order to receive permission to affix the CE mark to our products, we must obtain Quality System certification, e.g. ISO 13485, and must otherwise have a quality management system that complies with the EU medical device directives. The International Standards Organization, or ISO, promulgates standards for certification of quality assurance operations. We have previously been certified as complying with the ISO 9001 series of standards, but these standards have been significantly revised and we will be required to conform to these new standards, particularly ISO 13485, by July 2006. Several Asian countries, including Japan and China, have adopted regulatory schemes that are comparable, and in some cases more stringent, than the EU scheme.

A number of countries, including the members of the EU, have implemented or are implementing regulations that would require manufacturers to dispose, or bear some of the costs of disposal, of their products at the end of their useful lives, and to restrict the use of some hazardous substances in certain products sold in those countries. For a further discussion of these regulations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Pronouncements and Environmental Matters.”  Also, many countries where we sell our products have legislation protecting the confidentiality of personal information and the circumstances under which such information may be released for inclusion in our databases, or released to third parties.

Patent and Other Proprietary Rights

We place considerable importance on obtaining and maintaining patent, copyright and trade secret protection for significant new technologies, products and processes because of the length of time and expense associated with bringing new products through the development process and to the marketplace.

We generally rely upon a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our propriety rights in the developments, improvements and inventions that we have originated that are incorporated in our products or that fall within our fields of interest. As of September 30, 2005, we owned 131 patents issued in the United States and 70 patents issued throughout the rest of the world and we have 252 patent applications on file with various patent agencies worldwide. We intend to file additional patent applications as appropriate. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We also have agreements with third parties that provide for licensing of patented or proprietary technology, including royalty-bearing licenses and technology cross-licenses. We are licensed by the University of Michigan under patents relating to flat panel detectors.

Environmental Matters

For a discussion of environmental matters, see “Government Regulation—Foreign Regulation” and  “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

Financial Information about Geographic Areas

We do business globally with manufacturing in the United States and in Europe, sales operations and customers throughout the world and a high percentage of revenues is generated from our international regions. In addition to the potentially adverse impact of foreign regulations, see “Government Regulation—Foreign Regulation,” we also may be affected by factors such as the fact that our sales to international regions, historically, have had lower average selling prices and profit margins and typically have a longer period from shipment to revenue recognition which increases revenue recognition deferrals, time in backlog and days sales outstanding, or DSO. So to the extent that geographic distribution of our sales shifts more towards international regions, our overall revenues and margins may suffer. Also, there may be adverse consequences from fluctuations in foreign currency exchange rates, which may affect the affordability and competitiveness of our products and our profit margins since we sell our products internationally predominantly in local currencies but our cost structure is largely U.S. dollar based. We do engage in currency hedging strategies to offset the effect of currency exchange fluctuations, but the protection offered by such hedges are necessarily dependent upon timing of transactions, forecast volatility, effectiveness of such hedges and the extent of currency fluctuation.

We are also exposed to other economic, political and other risks inherent in doing business globally. For an additional discussion of these risks, see “Business—Factors Affecting Our Business.”

For a discussion of financial information about geographic areas, see Note 15 “Segment Information” of the Notes to the Consolidated Financial Statements.

Employees

At September 30, 2005, we had approximately 3,600 full-time and part-time employees worldwide, 2,400 in the United States and 1,200 elsewhere. None of our employees based in the United States are unionized or subject to collective bargaining agreements. Employees based in some foreign countries may, from time to time, be subject to collective bargaining agreements. We currently consider our relations with our employees to be good.

Information Available to Investors

We make available on our investor relations page of our website http://www.varian.com, free of charge, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (including any amendments to those reports) and our proxy statements as soon as reasonably practicable after our filing or furnishing the information to the Securities and Exchange Commission, or SEC. Our Code of Business Ethics, Corporate Governance Guidelines and the charters of the Audit Committee,

Compensation and Management Development Committee and Nominating and Corporate Governance Committee are also available on our investor relations page of our website. Additionally, we will provide copies of our reports, proxy statements, Code of Business Ethics, Corporate Governance Guidelines and committee charters, without charge, to any stockholder upon written request to the Secretary at our principal executive offices.

Factors Affecting Our Business

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be materially adversely affected.

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

We believe that IMRT has become a well-accepted standard of treatment in the radiation oncology market; however, if future studies fail to confirm the effectiveness of IMRT or our products or show negative side effects, or if other more effective technologies are introduced, our revenues could fail to increase or could decrease. Our success will depend upon the continued growth in awareness, acceptance and success of IMRT in general and acceptance of our products utilizing this technology in particular. However, as more institutions purchase IMRT-equipped linear accelerators or upgrade their existing accelerators with IMRT technology, the market for IMRT-related products may become saturated and we will face competition from newer technologies. We have seen and continue to expect that the rate of growth for IMRT-related equipment will be lower than what we have experienced previously, particularly in the North American market, as over 50% of our customer sites worldwide have the products and accessories necessary to perform the most advanced forms of IMRT. Our future success, therefore, will depend on our ability to accurately anticipate and capitalize on new customer demands through technological innovations and changes, including new technologies for treatment such as IGRT.

IGRT is an emerging radiation therapy treatment methodology that complements IMRT. We are currently investing in product development to design new classes of imaging products for IGRT treatment as well as enhancements to existing products to enable IGRT treatment capabilities. We believe IGRT is the next generation in radiotherapy treatment of cancers, combining IMRT treatment with sophisticated real-time imaging and visualization systems, and that it will be a driver of growth in our Oncology Systems business over the next several years. IGRT, while recognized as a new technology driver in radiation therapy, is nevertheless a nascent technology that is not yet widely accepted or adopted. Our future success depends upon the wide spread awareness, acceptance and adoption by the radiation oncology market of IGRT and our IGRT products as an evolutionary technology and methodology for radiotherapy treatment of cancers. IMRT drove high orders and revenues growth in North America from 1999 to 2003. Hospitals and clinics are still converting to this new clinical process, resulting in slower North American growth. There are indications that IGRT will drive a further growth phase after clinicians have absorbed IMRT and after our early IGRT sites demonstrate the efficiency and effectiveness of IGRT. If our assumptions regarding the future importance of IGRT are incorrect, if IGRT fails to be effective as a treatment methodology or if IGRT fails to become widely accepted, our orders and revenues could fail to increase or could decrease.

As radiation oncology treatment becomes more complex, our customers are increasingly concerned about the integration and simplicity of use of our various products for treating patients. For example, our linear accelerators, treatment simulators, treatment verification products and treatment planning and information management software products are highly sophisticated and require a high level of training and education in order to competently and safely use such products. The complexity and training requirements are further increased since our products are designed so that they are capable of operating together within integrated treatment systems. We have directed substantial product development efforts into tighter integration of our products for more seamless operation within a system and into simplifying the usability through more intuitive user interfaces and greater software intelligence, while maintaining an “open systems” approach that allows customers the flexibility to “mix and match” individual products, incorporate products from other manufacturers, share information with other systems or products and use the equipment for offering various modalities of radiation therapy treatment methodologies. We anticipate that these efforts will increase the acceptance and adoption of IMRT and IGRT and will foster greater demand for our products from new customers and upgrades from existing customers. Conversely, one competitor is offering linear accelerator products that are “closed-ended”, dedicated-use systems that emphasize simplicity of use while sacrificing the ability for customers to customize the system to their individual needs, incorporate products from other manufacturers, share information with other systems or products, or using the equipment for differing modalities of radiation therapy treatment methodologies. If we have misjudged the importance to our customers of maintaining an “open systems” approach while enabling greater integration and simplicity-of-use or if we are unsuccessful in these efforts to enable greater integration and enhance simplicity-of-use efforts, our revenues could fail to increase or could decrease.

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

Our ability to successfully develop and introduce new products, treatment systems and product enhancements and simplifications, and the revenues and costs associated with these efforts, are affected by our ability to:

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

We conduct business globally. Our international revenues accounted for approximately 47%, 44% and 40% of revenues during fiscal years 2005, 2004 and 2003, respectively. As a result, we must provide significant service and support on a worldwide basis, and we have sales and service offices located throughout Europe, Asia, Latin America and Australia. In addition, we have manufacturing and research operations in England, Germany, Switzerland, France and Finland. We have invested substantial financial and management resources to develop an international infrastructure to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will be able to compete successfully in the international market or meet the service and support needs of such customers. Accordingly, our future results could be harmed by a variety of factors, including:

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

In the United States, as a manufacturer and seller of medical devices and devices utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the U.S. Food and Drug Administration, or FDA, and state and local regulatory agencies, such as the State of California, to ensure such devices are safe and effective. Such regulations, which include the U.S. Food, Drug and Cosmetic Act, or the FDC Act, and regulations promulgated by the FDA, govern the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, possession, marketing, transportation, disposal, clinical investigations involving humans, sale and marketing of medical devices, post-market surveillance, repairs, replacements, recalls and other matters relating to medical devices, radiation producing devices and devices utilizing radioactive by-product material. State regulations are extensive and vary from state to state. Our Oncology Systems equipment and software (excluding our industrial products) and our brachytherapy products constitute medical devices subject to these regulations. Our X-ray tube products and our flat panel detectors are also considered medical devices. Future products in any of our business segments may constitute medical devices and be subject to regulation as such. These laws require that manufacturers adhere to certain standards designed to ensure that the medical devices are safe and effective. Under the FDC Act, each medical device manufacturer must comply with requirements applicable to manufacturing practices.

The FDA generally requires that medical devices receive FDA 510(k) pre-market notification clearance or an approved pre-market approval application, or PMA, before we, as a manufacturer of such devices, can take orders or distribute those products in the United States. In addition, modifications or enhancements to these products that could significantly affect safety or effectiveness, or constitute a major change in intended use, require further FDA clearance or approval. Obtaining FDA market clearances or approvals can be time-consuming, expensive and uncertain. We may fail to obtain the necessary clearances or approvals or may be unduly delayed in doing so. Furthermore, even if we are granted regulatory clearances, the clearances may include significant limitations on the indicated uses of the product, which may limit the market for those products. The FDA review process typically requires extended proceedings pertaining to the safety and efficacy of new products, which may delay or hinder a product’s timely entry into the marketplace. If we were unable to achieve required FDA approval or clearance for a product, or were limited or unduly delayed in doing so, our business would suffer. In addition, our products have either been Class 1 medical devices (our X-ray tube and flat panel detectors), which require no pre-market approvals or clearances, or Class 2 medical devices (our Oncology Systems and brachytherapy products, with the exception of industrial products), which requires only the 510(k) pre-market notification clearance. The 510(k) clearance process is less time-consuming, expensive and uncertain than the PMA approval process. If we were required to use the PMA approval process for future products or product modifications, it could delay or prevent release of the proposed products or modifications, and could cause our business to suffer.

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

Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices and software. Because our products involve the delivery of radiation to the human body, collection and storage of patient treatment data for physicians’ use, and the planning of radiation treatment and diagnostic imaging of the human body, the possibility for significant injury and/or death exists. The tolerance for error in the design, manufacture, installation, servicing, support or use of our products may be small or nonexistent. Our products are used as part of an overall process that takes place within our customers’ facilities and network systems, and under quality assurance (QA) procedures established by the facility that ultimately result in the delivery of radiation to patients. As with any high technology product, the possibility of operator error exists. As such, we may face substantial liability to patients for damages resulting from the faulty design, manufacture, installation, servicing or support or the misuse of our products. We may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in our products, or the installation, servicing and support of our product, or any professional services rendered in conjunction with our products. Additionally, errors or accidents in treatment may arise from the fact that our products operate in complex environments with products from other vendors, where interoperability or data sharing protocol may not be optimized. In any accident case, we could be subject to legal costs, adverse publicity and damage to our reputation, whether or not our products or services were a factor. Furthermore, adverse publicity regarding accidents or mistreatments involving radiation therapy could adversely impact our business by negatively affecting the reputation of radiation therapy in general, causing patients to question the efficacy of radiation therapy as a viable treatment for cancer and seek other modalities of treatment instead.

In addition, if a product we designed or manufactured is defective, whether due to design or manufacturing defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. A required notification to a regulatory authority or voluntary recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. Such recalls may also result in unexpected financial accruals under GAAP that may cause our quarterly results to fluctuate. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations or recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in our incurring substantial costs and management time, losing revenues and damaging our reputation, each of which would harm our business.

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

The markets for radiation therapy equipment and software are characterized by rapidly evolving technology, intense competition and pricing pressure. Many of the companies with which our Oncology Systems compete have greater financial, marketing and other resources than we have. Also, we expect that the rapid technological changes occurring in our markets will lead to the entry of new competitors into our markets, as well as our encountering new competitors as we apply our technologies in new markets such as stereotactic radiosurgery for neurosurgical treatments. Our ability to compete successfully depends in part on our ability to provide technologically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, together in a complete package of products and services, and to do so ahead of our competitors. Our ability to compete in the radiation therapy market may be adversely affected when purchase decisions are based solely upon price since our products are generally sold on a total value to the customer basis. This may occur if hospitals and clinics give purchasing decision authority to group purchasing organizations that focus solely on pricing as the primary determinant in making purchase decisions. In our sales of linear accelerator products for radiotherapy and radiosurgery, we compete primarily with Siemens Medical Solutions, Elekta AB, Tomotherapy Incorporated and Accuray Incorporated. We compete with a variety of companies, such as Elekta AB/IMPAC Medical Systems, Inc., Philips Medical Systems, Computerized Medical Systems, Inc., North American Scientific, Inc. and Nucletron B.V. in our software products, treatment simulation and verification products and accessories product lines. In respect of our BrachyTherapy operations, our primary competitor is Nucletron B.V. For the service and maintenance business for our products, we compete with independent service organizations and our customers’ internal service organizations.

The market for X-ray imaging components and subsystems is extremely competitive, with our competitors frequently having greater financial, marketing and other resources than we have. All of the major diagnostic imaging systems companies, which are the primary customers for our X-ray tubes, also manufacture X-ray tubes for use in their own products. We must compete with these in-house X-ray tube manufacturing operations that are naturally favored by their affiliated companies. As a result, we must have a competitive advantage in one or more significant areas, which may include lower product cost, better product quality or superior technology and performance. We sell a significant volume of our X-ray tube products to companies such as Toshiba Corporation, Hitachi Medical Corporation, Shimadzu Corporation, Philips Medical Systems and GE, all of which have in-house X-ray tube production capability. In addition, we compete against other stand-alone X-ray tube manufacturers such as Comet AG and IAE Industria Applicazioni Elettroniche Spa.

In each of our business segments, existing competitors’ actions and new entrants may adversely affect our ability to compete. These competitors could develop technologies and products that are more effective than those we currently use or produce or that could render our products obsolete or noncompetitive. In addition, the timing of competitors’ introduction of products into the market could affect the market acceptance and market share of our products. Some competitors offer specialized products which are perceived by some healthcare providers to provide a marketing advantage over our mainstream cancer treatment products. Also, we could be competitively disadvantaged by some competitors who are not governed by or operate under the same business standards or requirements as us. If we are unable to develop competitive products, gain regulatory approval and supply commercial quantities of such products to the market as quickly and effectively as our competitors, market acceptance of our products may be limited and our sales reduced. In addition, some of our smaller competitors could be acquired by larger companies that have greater financial strength, which could enable them to compete more aggressively. Some of our suppliers or distributors could also be acquired by competitors, which could disrupt these supply or distribution arrangements and result in less predictable and reduced revenues in our businesses. Therefore, the impact of any such factors could have a negative effect on our pricing, sales, revenues, market share and gross margins and our ability to maintain or increase our operating margins.

INTEROPERABILITY OF OUR PRODUCTS WITH ONE ANOTHER AND THEIR COMPATIBILITY WITH THIRD-PARTY PRODUCTS IS BECOMING INCREASINGLY IMPORTANT, AND IF WE ARE UNABLE TO MAKE OUR PRODUCTS INTEROPERATE WITH ONE ANOTHER OR COMPATIBLE WITH WIDELY USED THIRD-PARTY PRODUCTS, SALES OF OUR PRODUCTS COULD DECREASE

As radiation oncology treatment becomes more and more complex, our customers are increasingly concerned about the interoperability and compatibility of the various products they use in providing treatment to patients. For example, our linear accelerators, treatment simulators, treatment verification products and treatment planning and information management software products are designed to interoperate with one another, and to be compatible with other widely used third-party radiation oncology products. Obtaining and maintaining this interoperability and compatibility is costly and time-consuming, and when third parties modify the design or functionality of their products, it can require us to modify our products to ensure compatibility. Conversely, when we implement design improvements to our products, third-party providers of software network already in place in clinics could slow adoption of our new technology by not providing proper interfaces. In addition, our ability to obtain compatibility with third-party products can depend on the third parties providing us with adequate information regarding their products. These third parties are in many cases our competitors and accordingly the timing of their product changes, and of sharing relevant information with us, may place us at a competitive disadvantage. Further, we could be required to obtain additional regulatory clearances for any modification of our products. It is also possible that, despite our best efforts, we might be unable to make our products interoperable or compatible with widely used third-party products or might only be able to do so at a prohibitive expense, making our products less attractive or more costly to our customers.

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

The industries in which we compete are characterized by a substantial amount of litigation over patent and other intellectual property rights. Our competitors, like companies in many high technology businesses, continually review other companies’ products for possible conflicts with their own intellectual property rights. Determining whether a product infringes a third party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties or are subject to lawsuits alleging infringement of third-party patent or other intellectual property rights. Any contest regarding patents or other intellectual property could be costly and time-consuming, and could divert our management and key personnel from our business operations. We cannot assure you that we would prevail in any such contest. We also do not maintain insurance for such intellectual property infringement. Therefore, if we are unsuccessful in defending any such infringement claim, we may be subject to significant damages or injunctions against development and sale of our products, or may be required to enter into costly royalty or license agreements. We cannot assure you that any licenses required would be made available on acceptable terms or at all.

SINCE WE DEPEND UPON A LIMITED GROUP OF SUPPLIERS, AND IN SOME CASES SOLE SOURCE SUPPLIERS, FOR SOME PRODUCT COMPONENTS, THE LOSS OF A SUPPLIER OR ANY INABILITY TO SUPPLY SUCH COMPONENTS COULD REDUCE OUR ABILITY TO MANUFACTURE PRODUCTS, CAUSE MATERIAL DELAYS IN OUR ABILITY TO DELIVER PRODUCTS, OR SIGNIFICANTLY INCREASE OUR COSTS

We obtain some of the components and subassemblies included in our products from a limited group of suppliers, or in some cases a single-source supplier, for example, the source wires for high-dose afterloaders; klystrons for linear accelerators; imaging panels, non-coated array sensors and coating for array sensors for the flat panel detectors; specialized integrated circuits for imaging subassemblies; and some targets, housings and glass bulbs for X-ray tubes. If we lose any of these suppliers, we would be required to obtain and qualify one or more replacement suppliers, which may then also require us to redesign or modify our products to incorporate such new parts and/or further require us to obtain clearance, qualification or certification of such product by the FDA or other applicable regulatory approvals in other countries. Such an event would likely cause material delays in delivery and could significantly increase costs for the affected product. Although we have obtained limited insurance to protect against business interruption loss, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. Additionally, manufacturing capacity limitations of any of these suppliers and the inability of these suppliers to be able to meet increasing demand are also possibilities that could adversely affect us, resulting in curtailed growth opportunities for any of our product lines and higher costs of manufacturing for us as prices increase for such components and subassemblies due to shortage and greater demand. Disruptions or loss of any of our limited- or sole-source components or subassemblies or the capacity limitations of the suppliers for such components or subassemblies, including the ones referenced above, could adversely affect our business and financial results and could damage our customer relationships.

WE SELL OUR X-RAY TUBES TO A LIMITED NUMBER OF OEM CUSTOMERS, MANY OF WHOM ARE ALSO OUR COMPETITORS, AND THE LOSS OR REDUCTION IN PURCHASING VOLUME BY ONE OR MORE OF THESE CUSTOMERS OR CONSOLIDATION AMONG OEMs IN THE X-RAY TUBE PRODUCTS MARKET COULD REDUCE OUR SALES OF X-RAY TUBE PRODUCTS

We sell our X-ray tube products to a limited number of OEM customers, many of whom are also our competitors, for incorporation into diagnostic imaging systems. The loss of, or reduction in purchasing volume by, one or more of these customers would have a material adverse effect on our X-ray Products business. There has been a consolidation of diagnostic imaging systems manufacturers over the past few years. The ongoing consolidation of customers, who purchase our X-ray tube products, including the consolidation of these customers into companies that already manufacture X-ray tubes, could result in less predictable and reduced sales of our X-ray tubes products. In addition, our OEM customers’ products, which use our tubes, could lose market share to competitive products or technologies and, thereby, result in a reduction in our orders and revenues.

IF WE ARE UNABLE TO PROVIDE THE SIGNIFICANT EDUCATION AND TRAINING REQUIRED FOR THE HEALTHCARE MARKET TO ACCEPT OUR PRODUCTS, OUR BUSINESS WILL SUFFER

In order to achieve market acceptance for our Oncology Systems products, we are often required to educate physicians about the use of a new treatment procedure such as IMRT and IGRT, overcome physician objections to some of the effects of the product or its related treatment regimen, convince healthcare payors that the benefits of the product and its related treatment process outweigh its costs and help train qualified physicists in the skilled use of our products. For example, the complexity and dynamic nature of IMRT and IGRT requires significant education of hospitals and physicians regarding the benefits of IMRT and IGRT and the required departures from their customary practices. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of IMRT and IGRT generally and to encourage acceptance and adoption of our products for IMRT and IGRT. The timing of our competitors’ introduction of products and the market acceptance of their products may also make this educational process more difficult. We cannot be sure that any products we develop will gain any significant market acceptance and market share among physicians, patients and healthcare payors, even if required regulatory approvals are obtained.

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

Our success will depend, in part, on our ability to expand our product offerings and grow our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, products or technologies rather than through internal development. In fiscal year 2004, we acquired Zmed, Inc, a provider of radiation oncology software and accessories for ultrasound-based, image-guided radiotherapy, stereotactic radiation treatments and image management, OpTx Corporation, a medical oncology information systems software provider, and the service business of Mitsubishi Electric Corp.’s radiation therapy business. In the second quarter of fiscal year 2005, we also acquired Sigma Micro Informatique Conseil, a privately held French supplier of information management software for radiation oncology and medical oncology. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products or technologies into our operations, and the process of integration could be expensive, time-consuming and may strain our resources. In addition, we may be unable to retain employees of acquired companies, or retain the acquired company’s customers, suppliers, distributors or other partners who are our competitors or who have close relationships with our competitors. Consequently, we may not achieve anticipated benefits and could harm our existing business. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges such as in-process research and development, any of which could harm our business and affect our financial results.

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

HEALTHCARE REFORMS, CHANGES IN HEALTHCARE POLICIES AND CHANGES TO THIRD-PARTY REIMBURSEMENTS FOR RADIATION ONCOLOGY SERVICES MAY AFFECT DEMAND FOR OUR PRODUCTS

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

In addition, sales of some of our products indirectly depend on whether adequate reimbursement is available to our customers for the treatment provided by those products from third-party healthcare payors, such as government healthcare insurance programs, including the Medicare and Medicaid programs, private insurance plans, health maintenance organizations and preferred provider organizations. Once Medicare has made a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually. Private third-party payors often adopt Medicare reimbursement policies and payment amounts. As a result, decisions by the Centers for Medicare and Medicaid Services, or CMS, to reimburse for a treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a treatment would likely extend to third-party payor reimbursement policies and amounts for that treatment as well. The availability of such reimbursement for treatments using our products and the relevant reimbursement rates can affect our customers’ decisions to purchase our radiotherapy products or the products into which our X-ray tube and flat panel detectors are integrated. For example, currently Medicare reimbursement rates for IMRT treatments are substantially higher than the reimbursement rates for standard radiotherapy treatments, and growth in our business has been driven in part by growth in sales of IMRT and IMRT-related products. Any material adverse change in Medicare’s reimbursement policies regarding IMRT treatments or other procedures using our products, or material reduction in reimbursement rates for such procedures, could reduce demand for our products and have a material adverse effect on our revenues. Also, until recently, there has been considerable confusion about the availability of reimbursement for IGRT and what reimbursement codes and rates apply for IGRT procedures. This has caused some hesitancy with some customers as they evaluated the economic return of investing in IGRT equipment. CMS has recently proposed codes for reimbursement of IGRT procedures which, when adopted, should clarify the availability of reimbursement and the reimbursement rates for IGRT. However, to the extent or in the event such codes for IGRT reimbursement is delayed or not forthcoming, the adoption and acceptance of IGRT may be hindered and adversely impacted. In addition, the executive branch of the federal government and the Congress from time to time consider various Medicare and other healthcare reform proposals that could significantly affect both private and public reimbursement for healthcare services. If a proposal that significantly reduced reimbursement rates for our products or procedures using our products were enacted into law, it could adversely affect the demand for these products and our business would suffer.

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

We have experienced and expect in the future to experience fluctuations in our operating results, including net orders and revenues. Many of our products require significant capital expenditures by our customers. Accordingly, individual product orders can be quite large in dollar amounts, and the timing of when individual orders are made and the revenues recognized could have an effect our quarterly results. Timing of order placement from customers and their willingness to commit to purchase products are inherently difficult to predict or forecast. Once orders are received, factors that may affect whether these orders become revenues are the timing include:

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

•       revenues becoming affected by seasonal influences;

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

•       the impact of changing levels of sales to sole purchasers of certain of our X-ray products;

•       unfavorable outcome of any litigation; and

•       accounting adjustments such as those relating to accounting reserves for product recalls, stock option expensing as required under Statement of Financial Accounting Standard No. 123R and changes in interpretation of accounting pronouncements.

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

THE NATURE OF OUR BUSINESS EXPOSES US TO ENVIRONMENTAL CLAIMS, CLEANUP COSTS, OR EXPENSES, WHICH COULD CAUSE US TO PAY SIGNIFICANT AMOUNTS

We are subject to a variety of environmental laws around the world regulating the handling, storage, transport and disposal of hazardous materials and imposing liability for the cleanup of contamination from these materials that do or may create increased costs for some of our operations. Although we follow procedures that we consider appropriate under existing regulations, these procedures can be costly and we cannot completely eliminate the risk of contamination or injury from these hazardous materials, and, in the event of such an incident, we could be held liable for any damages that result. We do not maintain insurance for clean up costs or third-party claims resulting from environmental contamination which could occur in the future. We do, however, maintain insurance policies that may provide coverage for cleanup costs or third-party claims resulting from some historical occurrences of environmental contamination; although such coverage may be inadequate to cover such costs or claims. We could also be assessed fines or penalties for failure to comply with environmental laws and regulations. In addition, we may be required to incur significant additional costs to comply with future changes in existing environmental laws and regulations or new laws and regulations. For example, the EU has adopted directives that when implemented will require medical equipment manufacturers to bear some or all of the cost of product disposal at the end of the products’ useful life, thus creating increased costs for our operations. The EU has also adopted a directive that may require the adoption of restrictions on the use of some hazardous substances in certain of our products sold in the EU. This directive could create increased costs for our operations. All of these costs, and any future violations or liability under environmental laws or regulations, could have a material adverse effect on our business.

THE EFFECT OF TERRORISM OR AN OUTBREAK OF EPIDEMIC DISEASES MAY NEGATIVELY AFFECT SALES AND HINDER OUR OPERATIONS

Concerns about terrorism or an outbreak of epidemic diseases such as Severe Acute Respiratory Syndrome and Avian Influenza, especially in our major markets of North America or Europe, could have a negative effect on travel and our business operations, and result in adverse consequences on our revenues and financial performance.

AS A STRATEGY TO UTILIZE OUR AVAILABLE CASH TO BETTER ASSIST OUR SALES EFFORTS, WE OFFER EXTENDED PAYMENT TERMS, WHICH MAY POTENTIALLY RESULT IN HIGHER DSO AND GREATER PAYMENT DEFAULTS

In light of the relatively low interest rates on short-term investments and in order to better utilize our strong cash position in a manner to better assist sales of our products, we offer longer or extended payment terms for qualified customers in some circumstances. During fiscal year 2005, revenues earned from customer contracts with longer or extended payment terms amounted to approximately 3% of total Oncology Systems revenues. While we qualify customers to whom we offer such longer or extended payment terms, there can be no assurance that the financial positions of such customers will not change adversely over the longer time period given for payment. In such an event, we may experience an increase in payment defaults in our accounts receivable, which will affect our net earnings. Also, such longer or extended payment terms will likely result in an increase in our DSO.

OUR OPERATIONS ARE VULNERABLE TO INTERRUPTION OR LOSS DUE TO NATURAL DISASTERS, POWER LOSS, STRIKES AND OTHER EVENTS BEYOND OUR CONTROL, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS

We conduct a significant portion of our activities including manufacturing, administration and data processing at facilities located in the State of California and other seismically active areas that have experienced major earthquakes in the past, as well as other natural disasters. We carry limited earthquake insurance for inventory only. Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms. A major earthquake or other disaster affecting our facilities could significantly disrupt our operations, delay or prevent product manufacture and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, and result in large expenses. In addition, our facilities, particularly those located in the western states of the United States, may be subject to a shortage of available electrical power and other energy supplies. Such shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. In addition, our products are typically shipped from a limited number of ports, and any natural disaster, strike or other event blocking shipment from such ports could delay or prevent shipments and harm our business.

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

Executive Officers of the Registrant

The biographical summaries of our executive officers as of November 23, 2005 are as follows:

Name	Age	Position
Richard M. Levy	67	Chairman of the Board and Chief Executive Officer
Timothy E. Guertin	56	President and Chief Operating Officer
Dow R. Wilson	45	Executive Vice President and President, Oncology Systems
Elisha W. Finney	44	Senior Vice President, Finance and Chief Financial Officer
Robert H. Kluge	59	Corporate Vice President and President, X-Ray Products
Crisanto C. Raimundo	58	Corporate Vice President, Corporate Controller
John W. Kuo	42	Corporate Vice President, General Counsel and Corporate Secretary

Dr. Richard M. Levy became Chairman of the Board in February 2003 and Chief Executive Officer in April 1999. It has been announced that Dr. Levy will retire as Chief Executive Officer in February 2006 but will remain as Chairman of the Board. Dr. Levy was President of the Company from April 1999 to August 2005. Prior to April 1999, he was the Executive Vice President of the Company responsible for the medical systems business. Dr. Levy also oversaw our Ginzton Technology Center in Palo Alto. He joined the Company in 1968, and became Executive Vice President in 1990. Dr. Levy holds a B.S. degree from Dartmouth College and a Ph.D. degree in nuclear chemistry from the University of California at Berkeley.

Timothy E. Guertin became President in August 2005 and Chief Operating Officer in January 2005. It has been announced that Mr. Guertin has been appointed Chief Executive Officer, in addition to being President, effective in February 2006. Previously, he served as Executive Vice President from October 2002 to July 2005. He was Corporate Vice President from 1992 to October 2002. He also served as President of Oncology Systems from 1990 to January 2005. Mr. Guertin has held various other positions in the medical systems business during his 30 years with the Company. Mr. Guertin holds a B.S. degree in electrical engineering and computer science from the University of California at Berkeley.

Dow R. Wilson was appointed Executive Vice President and President, Oncology Systems in August 2005. Mr. Wilson joined the Company as Corporate Vice President and President, Oncology Systems in January 2005. Prior to joining the Company, he was Chief Executive Officer of the Healthcare-Information Technologies business in General Electric Company, or GEC, from 2003 to 2005. Previously, he served as General Manager, Surgical, X-ray and Interventional Businesses and General Manager, Functional Imaging of the Healthcare-Information Technologies business from 2002 to 2003, and was General Manager, Computed Tomography of the Healthcare-Information Technologies business from 2000 to 2002. During the previous 15 years, Mr. Wilson held various management positions within GEC. Mr. Wilson holds a B.A. degree in English and business from Brigham Young University and an M.B.A. degree from Dartmouth’s Amos Tuck School of Business.

Elisha W. Finney was appointed Senior Vice President, in addition to being Chief Financial Officer, in January 2005. Prior to January 2005, Ms. Finney was Corporate Vice President and Chief Financial Officer from April 1999. Prior to that, Ms. Finney has held various other positions during her 17 years with the Company including Treasurer. She holds a B.B.A. degree in risk management and insurance from the University of Georgia and an M.B.A. degree from Golden Gate University in San Francisco.

Robert H. Kluge was appointed Corporate Vice President of the Company in April 1999. Prior to that, he had been Vice President and General Manager of our X-ray Products business since 1993. Before joining the Company in 1993, he held various positions with Picker International (an X-ray systems manufacturer). He holds a B.A. degree in economics and an M.B.A. degree in finance from the University of Wisconsin.

Crisanto C. Raimundo was appointed Corporate Vice President in March 2002 and has been Corporate Controller of the Company since April 2000. For six months prior to April 2000, he served as the Company’s Operations Controller. From 1995 to 2000, Mr. Raimundo was the Controller for the Oncology Systems business segment. Since joining the Company in 1979, Mr. Raimundo has held various finance positions with the Company. Mr. Raimundo holds a B.S. degree in accounting from San Beda College in the Philippines and an M.B.A. degree from the University of the Philippines.

John W. Kuo was appointed Corporate Vice President, General Counsel in July 2005 and Corporate Secretary in May 2005. Mr. Kuo joined the Company as Senior Corporate Counsel in March 2003 and became Associate General Counsel in March 2004. Prior to joining the Company, Mr. Kuo was General Counsel and Secretary at BroadVision, Inc. (an e-commerce software provider) in 2002 and held senior legal counsel positions at 3Com Corporation (a networking equipment provider) from 1997 to 2002. Mr. Kuo has been previously associated with the law firms of Gray Cary Ware & Freidenrich and Fulbright & Jaworski. Mr. Kuo holds a B.A. degree in biology and society from Cornell University and a J.D. degree from Boalt Hall School of Law at the University of California at Berkeley. Mr. Kuo has been admitted to the State Bars of California and Texas.

Item 2.   Properties

At September 30, 2005, we owned or leased a total of approximately 1.2 million square feet of floor space for our office, manufacturing, research and development and other services worldwide. Our executive offices and our oncology management and manufacturing facilities are located in Palo Alto, California on 30 acres of land under leaseholds which expire in 2056. We own these facilities which contain 248,902 square feet of aggregate floor space. We also own 2 acres of land in Crawley, United Kingdom for our operations in Oncology Systems business segment and 7 acres of land in Las Vegas, Nevada for our customer services and support operations. Our X-ray Products business segment is located in our facilities in Salt Lake City, Utah, where we own 38 acres of land and 268,812 square feet of floor space. Additionally, we have recently announced our plan to expand approximately 70,000 square feet of manufacturing facility in Salt Lake City. GTC is located in Mountain View, California under a land and improvements lease that expires in 2009.

We are utilizing substantially all of our currently available productive space to develop, manufacture, service and market our products. We believe that our facilities and equipment generally are well maintained, in good operating condition and adequate for present operations.

Item 3.   Legal Proceedings

The following summarizes the current status of our previously reported legal proceedings.

After the spin-offs, we retained the liabilities related to the medical systems business. In addition, under the agreement governing the spin-offs, we agreed to manage and defend liabilities related to legal proceedings and environmental matters arising from corporate or discontinued operations. Each of VI and VSEA must generally indemnify us for one-third of these liabilities (after adjusting for any insurance proceeds we realize or tax benefits we receive), including specified environmental-related liabilities and to fully assume and indemnify us for liabilities arising from each of their operations before the spin-offs. For a discussion of environmental-related liabilities, see “MD&A—Environmental Matters.”

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

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “VAR.” The following table sets forth the high and low sales prices for our common stock as reported in the consolidated transaction reporting system for the NYSE in fiscal years 2005 and 2004.

	High	Low
Fiscal Year 2005
First Quarter	$43.75	$35.63
Second Quarter	$43.99	$32.73
Third Quarter	$38.46	$31.65
Fourth Quarter	$42.50	$35.90
Fiscal Year 2004
First Quarter	$35.65	$27.75
Second Quarter	$44.56	$33.98
Third Quarter	$46.49	$38.33
Fourth Quarter	$40.38	$29.63

Since the spin-offs and becoming Varian Medical Systems, Inc., we have not paid any cash dividends on our common stock. We have no current plan to pay cash dividends on our common stock, and will review that decision periodically. Further, our existing unsecured term loan agreements contain provisions that limit our ability to pay cash dividends.

As of December 1, 2005, there were approximately 3,560 holders of record of our common stock.

Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2, 2005 - July 29, 2005	498,800	$38.04	498,800	2,197,350
July 30, 2005 - August 26, 2005	511,250	$39.05	511,250	1,686,100
August 27, 2005 - September 30, 2005	186,100	$39.84	186,100	1,500,000
Total	1,196,150	$38.75	1,196,150	1,500,000

As of October 1, 2004, we could repurchase up to 1,460,000 shares of our common stock from previously announced Board of Directors’ authorizations. On November 19, 2004, our Board of Directors announced another repurchase of up to 6,000,000 shares of our common stock through December 31, 2005. During fiscal year 2005, we repurchased 5,960,000 shares of our common stock at an aggregate cost of approximately $227 million. As of September 30, 2005, we could still repurchase up to an additional 1,500,000 shares of our common stock under the November 19, 2004 authorization. This authorization will expire on December 31, 2005 on any remaining shares of common stock not repurchased.

Item 6.   Selected Financial Data

We derived the following selected financial data from our audited consolidated financial statements for the five fiscal years from September 28, 2001 to September 30, 2005. The following financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and the MD&A included elsewhere herein.

Summary of Operations:

	Fiscal Years
(In millions, except per share amounts)	2005	2004(4)	2003(4)	2002(4)	2001(4)
		(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)
Revenues	$1,382.6	$1,235.5	$1,041.6	$873.1	$773.6
Earnings from operations before taxes	308.3	258.0	200.6	148.0	107.2
Taxes on earnings	101.7	90.3	70.2	53.3	39.2
Earnings from operations before cumulative effect of changes in accounting principles	206.6	167.7	130.4	94.7	68.0
Cumulative effect of changes in accounting principles, net of taxes(1)	—	—	—	—	(13.7)
Net earnings	$206.6	$167.7	$130.4	$94.7	$54.3
Net earnings per share—Basic(2)(3)
Operations	$1.56	$1.23	$0.96	$0.70	$0.52
Cumulative effect of changes in accounting principles, net of taxes	—	—	—	—	(0.11)
Net earnings per share—Basic(2)(3)	$1.56	$1.23	$0.96	$0.70	$0.41
Net earnings per share—Diluted(2)(3)
Operations	$1.50	$1.18	$0.92	$0.67	$0.50
Cumulative effect of changes in accounting principles, net of taxes	—	—	—	—	(0.10)
Net earnings per share—Diluted(2)(3)	$1.50	$1.18	$0.92	$0.67	$0.40
Financial Position at Fiscal Year End:
Working capital	$473.0	$434.2	$406.1	$303.8	$343.6
Total assets	1,317.4	1,180.6	1,063.5	920.8	768.6
Long-term borrowings (including current maturities)	60.0	58.5	58.5	58.5	58.5
Stockholders’ equity	659.0	624.2	573.7	483.3	403.8

(1)          In fiscal year 2001, we recorded a net non-cash charge of $13.7 million (after reduction for income taxes of $7.9 million) or $0.10 per diluted share, to reflect the cumulative net effect of the changes in accounting principles as of September 30, 2000. The cumulative net effect of the change in accounting principle related to the adoption of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, was $13.8 million (after reduction for income taxes of $8.0 million) or $0.10 per diluted share, which was partially offset by the cumulative net effect of the change in accounting principle related to the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, of $0.1 million credit (after reduction for income taxes credit of $0.1 million).

(2)          On November 16, 2001, our Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. The distribution of the shares was made on January 15, 2002 to stockholders of record as of December 10, 2001. All references to the number of shares and per share amounts of our common stock have been retroactively restated to reflect the increased number of shares resulting from the two-for-one stock split.

(3)          On June 14, 2004, our Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. The distribution of the shares was made on July 30, 2004 to stockholders of record as of June 30, 2004. All references to the number of shares and per share amounts of our common stock have been retroactively restated to reflect the increased number of shares resulting from the two-for-one stock split.

(4)          Amounts prior to fiscal year 2005 have been adjusted to reflect our change from the last-in, first-out method to the first-in, first-out method of accounting for inventories. For fiscal years 2004, 2003, 2001, this change had no impact on basic net earnings per share but increased basic net earnings per share by $0.01 for fiscal year 2002. For fiscal years 2004, 2003, 2002 and 2001, this change had no impact on diluted net earnings per share.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Solid demand for our new products for image guided radiation therapy, or IGRT, and stereotactic treatments and service contracts, together with a focus on execution and operational efficiency, enabled us to achieve excellent financial results in fiscal year 2005. Both of our business segments and the “Other” category contributed positively to the growth in annual net orders, revenues and operating margins. With the help of our gross margin improvements, our operating earnings for fiscal year 2005 increased by 19% from fiscal year 2004. During fiscal year 2005, we generated a record $252 million of cash flows from operations. We delivered a 33% return on equity, an increase of 5 percentage points from a 28% return on equity in fiscal year 2004.

Oncology Systems.   Our largest business segment is Oncology Systems, which produces, sells and services hardware and software products for treating cancer with radiation, including linear accelerators, treatment simulation and verification products, information management and treatment planning software and other sophisticated accessory products and services. Our products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy treatments and offer the advanced treatment processes of intensity modulated radiation therapy, or IMRT, and IGRT.

In our view, the fundamental market drivers for long-term growth in the radiation therapy and stereotactic radiosurgery markets continue to be the rising cancer incidence, underserved medical needs outside of the United States, technology advances that are leading to improvements in patient care, improvement in cost efficiency in delivering radiation therapy and customer demand for more advanced and effective treatments (such as IMRT, IGRT and stereotactic radiosurgery).

Our focus in the Oncology Systems business segment is on advancing IGRT and IMRT technology and treatments. Adoption of our new IGRT technology was strong in fiscal year 2005, with an increasing percentage of orders for our high-energy Clinac accelerators including our on board imager, or OBI, and also our PortalVision accessory. As of the end of fiscal year 2005, more than 110 installations of our OBI for our high-energy Clinac accelerators and Trilogy medical linear accelerators were either complete or in progress.

For fiscal year 2005, North American net orders rose 3% while international net orders grew by 29%. We also have seen a continued shift in our Oncology Systems business from North America to the international regions, with international net orders accounting for 47% of the total Oncology Systems net orders in fiscal year 2005, compared to 41% of the total Oncology Systems net orders in fiscal year 2004. We believe that the lower growth rate in North American Oncology Systems net orders in fiscal year 2005 over fiscal year 2004 was due to the continued slowdown in demand in North America for radiotherapy capital equipment, particularly equipment for IMRT. This slowdown came after several years of strong growth driven by rapid adoption of IMRT and as IMRT has become more of an established treatment methodology. Conversely, starting about three years ago, international regions entered a rapid adoption phase for IMRT technology and demand for radiation therapy equipment in international regions strongly increased after several years of slow growth. This appears to be consistent with a historical pattern where the international regions and North American region have different cycles of demand and technology adoption, with one growing rapidly while the other is in a relatively slow growth phase.

Also, last year and earlier this year, after the introduction of our new products for IGRT, we noted some confusion about IGRT technology in the radiotherapy community and longer decision-making time periods as customers evaluated IGRT, all of which we believe contributed to the overall slowdown in the North American region. We believe now that hospitals and clinics are beginning to have a better understanding of IGRT and its potential for improving the outcomes and cost effectiveness of cancer care. Similar to what we have experienced with IMRT, we expect that IGRT will become one of the main contributors to net orders and revenues growth in our Oncology Systems business segment in the coming years, with North America ahead of international regions in adoption rate.

Our success in Oncology Systems largely depends upon our ability to retain leadership in technological innovation, the cost effectiveness of our products, the efficacy of our treatment technology and external economic influences. Factors affecting the adoption rate of new technologies such as IGRT could include our internal efficiency in design, documentation and testing, deployment and installation and the more-widely demonstrated efficacy of IGRT by early adopters. They may also include customer training, reimbursement and our ability to educate customers about the cost effectiveness of our new technology and clinical outcome advantages. External economic influences could include hospital financial strength in the United States, foreign currency exchange rates and governmental healthcare policies outside the United States.

X-Ray Products.   Our second business segment is X-ray Products, which manufactures and sells (i) X-ray tubes for use in a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, mammography, special procedures and industrial applications and (ii) flat panel imaging products (also commonly referred to as flat panel detectors) for digital X-ray image capture, which is an alternative to image intensifier tubes for fluoroscopy and X-ray film for radiography. We continue to view the fundamental growth driver for this component business to be the on-going success of key original equipment manufacturers, or OEMs, that incorporate our X-ray tube products and flat panel detectors into their medical diagnostic and industrial imaging systems. Our flat panel detectors are being incorporated into next generation imaging equipment, including equipment for IGRT such as OBI, and for dental CT scanning and veterinary X-ray imaging. X-ray Products had an extremely good year in net orders, revenues and operating earnings growth in fiscal year 2005 compared to fiscal year 2004 due to significant growth in net orders, revenues and operating earnings of flat panel detectors.

Other.   The operations of the Ginzton Technology Center, or GTC, and BrachyTherapy are reported as part of the “Other” category of our Segment Information (see Note 15, “Segment Information” of the Notes to the Consolidated Financial Statements within this Annual Report on Form 10-K). In fiscal year 2005, we continued to invest in developing technologies that enhance our current businesses or may lead to new business areas, including next generation digital X-ray imaging technology, volumetric and functional imaging, improved X-ray sources and technology for security and cargo screening applications. In addition, we are developing technologies and products that promise to improve disease management by more precise targeting of radiation, as well as by employing targeted energy and molecular agents to enhance the effectiveness and broaden the application of radiation therapy. GTC is also investigating the use of X-ray and high energy accelerator technology for security applications. Our BrachyTherapy operations manufacture, sell and service advanced brachytherapy products, which include treatment planning software, afterloaders and applicators. Our brachytherapy products are being used for partial breast irradiation and many other applications. In fiscal year 2005, we experienced significant revenue growth of brachtherapy products primarily attributable to increased sales of our high dose afterloader, or HDR product.

This discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Annual Report on Form 10-K, as well as the information contained under “—Factors Affecting Our Business” in Item 1. We discuss our results of operations below. All figures given in this Annual Report on Form 10-K are based on actual reported results.

Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, we consider the critical accounting policies described below to be affected by critical accounting estimates. Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, also see “—Factors Affecting Our Business” In Item 1.

Revenue Recognition

We frequently enter into sales arrangements with customers that contain multiple elements or deliverables such as hardware, software and services. Judgments as to the allocation of the proceeds received from an arrangement to the multiple elements of the arrangement, the determination of whether any undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition are critical in respect to these arrangements to ensure compliance with GAAP. In addition, the amount of product revenues recognized is affected by our judgments as to whether objective and reliable evidence of fair value exists for hardware products and vendor-specific objective evidence of the fair value for software products in arrangements with multiple elements. Changes to the elements in an arrangement and the ability to establish objective and reliable evidence of fair value or vendor-specific objective evidence of the fair value for those elements could affect the timing of revenue recognition. Revenue recognition also depends on the timing of shipment and is subject to customer acceptance and the readiness of customers’ facilities. If shipments are not made on scheduled timelines or if the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations.

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

Goodwill and Intangible Assets

Goodwill is initially recorded when the purchase price paid for a business acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The majority of companies we have acquired have not had significant identified tangible assets and, as a result, a significant portion of the purchase price has been typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of these acquired intangible assets and potential impairment charges related to goodwill if indicators of potential impairment exist. As a result of business acquisitions, the allocation of the purchase price to goodwill and intangible assets could have a significant impact on our future operating results. The allocation of the purchase price of the acquired companies to goodwill and intangible assets requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should conditions be different from management’s current estimates, material write-downs of intangible assets and/or goodwill may be required, which would adversely affect our operating results. We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal years or more frequently if indicators of potential impairment arise. In fiscal years 2005 and 2004, we performed such evaluations and found no impairment.

Warranty Obligations

We warrant our products for a specific period of time, usually one year, against material defects. We provide for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty costs represent our best estimate at the time of sale of the total costs that we will incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates will include historical experience of similar products, as well as reasonable allowance for start-up expenses. Actual warranty costs could differ from the estimated amounts. On a quarterly basis, we review the accrued balances of our warranty obligations and update the historical warranty cost trends. If we were required to accrue additional warranty cost in the future, it would negatively impact our operating results.

Environmental Matters

We are subject to a variety of environmental laws around the world regulating the handling, storage, transport and disposal of hazardous materials that do or may create increased costs for some of our operations. Environmental remediation liabilities are recorded when environmental assessments and/or remediation efforts are probable and the costs of these assessments or remediation efforts can be reasonably estimated, in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, and the American Institute of Certified Public Accountants, or AICPA, Statement of Position 96-1, Environmental Remediation Liabilities. The accrued environmental costs represent our best estimate as to the total costs of remediation and the time period over which these costs will be incurred. On a quarterly basis, we review these accrued balances. If we were required to accrue additional environmental remediation costs in the future, it would negatively impact our operating results.

Defined Benefit and Post-Retirement Benefit Plans

We sponsor several defined benefit pension plans covering the employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to those plans for which the benefit is actuarially determined. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases and healthcare cost increases, which we determined within certain guidelines. In addition, we also use subjective factors, such as withdrawal and mortality rates, to calculate the expense and liability. The actuarial assumptions we use are long-term assumptions and may differ materially from actual experience in the short-term due to changing market and economic conditions and changing participant demographics. These differences may have a significant impact on the amount of pension expense we recorded.

The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets. The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rates used for defined benefit plans in all countries other than Germany are based on high quality AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations. The discount rate for the defined benefit plan in Germany was determined using fixed-income German government investments corresponding to the duration of the benefit obligations adjusted to take into account the difference between the yield curve on high quality corporate fixed-income investments and government fixed-income investment. A lower discount rate increases the present value of benefit obligations and increases pension expense.

Taxes on Earnings

We are subject to taxes on earnings in both the United States and numerous foreign jurisdictions. As a global taxpayer, significant judgments and estimates are required in evaluating our tax positions and determining our provision for taxes on earnings. The calculation of our tax liabilities involves addressing uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest may be due. These liabilities are adjusted in light of changing facts and circumstances, such as the closing of a tax audit. The provision for taxes on earnings includes the effect of changes to these liabilities that are considered appropriate.

In addition, the carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable earnings to fully utilize these deferred tax assets. Should we conclude it is more likely than not that we will be unable to recover our net deferred tax assets, our tax provision would increase in the period in which we make such a determination.

Earnings derived from our international regions are generally taxed at rates lower than U.S. rates. The ability to maintain our current effective rate is contingent upon existing tax laws in both the United States and in the respective countries in which our international subsidiaries are located. In addition, a decrease in the percentage of our total earnings from our international regions, or a change in the mix of international regions among particular tax jurisdictions, could increase our effective tax rate. Also, our current effective tax rate does not assume U.S. taxes on undistributed profits of certain foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes should they either be deemed or actually remitted to the United States.

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2005 comprised the 52-week period ended on September 30, 2005. Fiscal year 2004 was the 53-week period ended on October 1, 2004 and fiscal year 2003 was the 52-week period ended on September 26, 2003.

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

Discussion of Financial Data for Fiscal Years ended 2005, 2004 and 2003

Total Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2005	% Change	2004	% Change	2003
Product	$1,162	10%	$1,059	17%	$908
Service Contracts and Other	221	25%	177	32%	134
Total Revenues	$1,383	12%	$1,236	19%	$1,042
Product as a percentage of total revenues	84%		86%		87%
Service Contracts and Other as a percentage of total revenues	16%		14%		13%

Revenues by region
North America	$730	5%	$693	11%	$625
Europe	385	20%	319	35%	236
Asia	208	16%	179	19%	151
Rest of world	60	35%	45	46%	30
Total International(1)	653	20%	543	30%	417
Total	$1,383	12%	$1,236	19%	$1,042
North America as a percentage of total revenues	53%		56%		60%
International as a percentage of total revenues	47%		44%		40%

(1)          We consider international revenues to be revenues outside of North America.

Total revenues increased in fiscal year 2005 over fiscal year 2004 and fiscal year 2004 over fiscal year 2003 due primarily to the increases in Oncology Systems revenues in each of those years, although X-ray Products business segment and “Other” category also contributed to the increases. However, total revenue growth in fiscal year 2005 from fiscal year 2004 was less than the growth (both in absolute dollars and percentage growth) in fiscal year 2004 from fiscal year 2003, principally due to the slowdown in product revenue growth in Oncology Systems. This slowdown was offset in part by strong X-ray Products revenue growth which contributed appreciably more revenue growth in fiscal year 2005 than in fiscal year 2004.

Increased service contracts and other revenues also contributed to the increase in total revenues, with the amount of the service contracts and other revenues increasing in fiscal year 2005 greater than in fiscal year 2004 (though lesser on a percentage of total revenues basis due to the higher total revenues in fiscal year 2005 as compared to fiscal year 2004). Oncology Systems service contracts revenues continued to comprise the vast bulk of total service contracts and other revenues, as well as being the primary contributor to the increase in total service and other revenues, in each of fiscal years 2005 and 2004.

Oncology Systems also was the primary contributor to the increases in international revenues in fiscal years 2005 and 2004. The shift in international revenues and service contracts revenues as a greater percentage of total revenues is reflective of similar shifts in the Oncology Systems business segment, with international Oncology Systems revenues and service contracts revenues becoming a greater percentage of Oncology Systems revenues over the same time period.

Oncology Systems Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2005	% Change	2004	% Change	2003
Product	$933	8%	$867	18%	$732
Service Contracts	206	26%	164	32%	124
Total Oncology Systems	$1,139	10%	$1,031	20%	$856
Product as a percentage of Oncology Systems revenues	82%		84%		86%
Service Contracts as a percentage of Oncology Systems revenues	18%		16%		14%
Oncology Systems revenues as a percentage of total revenues	82%		84%		82%

The majority of the growth in total revenues for Oncology Systems business segment in fiscal year 2005 over fiscal year 2004 came from increased product revenues. However, total Oncology Systems revenues grew appreciably less in fiscal year 2005 over fiscal year 2004 than in fiscal year 2004 over fiscal year 2003 due primarily to the continued slowdown in the product revenue growth of Oncology Systems in North America as discussed in the “—Overview” section of this MD&A.

The increase from Oncology Systems product revenues from fiscal year 2004 to fiscal year 2005 was primarily driven by higher sales volumes of our new accessory products that enable IGRT, including our OBI and PortalVision products, which was stronger in the second half of the fiscal year. In addition, higher sales volume of our core products, including the Trilogy accelerators, contributed to a significant portion of Oncology Systems’ product revenues growth. Service contracts revenues grew faster than product revenues for fiscal years 2005 and 2004. Service contracts revenues increased in fiscal year 2005 over fiscal year 2004 primarily due to the increase in sophistication of our products and the success of our software products which generate annual maintenance contracts and renewals.

Oncology Systems’ product revenues increased in fiscal years 2004 from fiscal year 2003 due to the demand for and rapid adoption rate of our IMRT-related products. Additionally, the relatively weak U.S. dollar made our pricing more competitive with our foreign competitors in the international regions. The increase in service contracts revenues for fiscal year 2004 over fiscal year 2003 was due to a combination of factors, including growth in the installed base of our products and the increase in sophistication of our products (particularly software products which generate maintenance contracts). The acquisition of the radiotherapy equipment service business of Mitsubishi Electric Co. in Japan in fiscal year 2004 also contributed to the increase in service contracts revenues.

Revenues by region	Fiscal Years
(Dollars in millions)	2005	% Change	2004	% Change	2003
North America	$628	3%	$611	11%	$548
Europe	343	20%	286	37%	209
Asia	119	24%	96	26%	76
Rest of world	49	31%	38	68%	23
Total International	511	22%	420	37%	308
Total Oncology Systems	$1,139	10%	$1,031	20%	$856
North America as a percentage of Oncology Systems revenues	55%		59%		64%
International as a percentage of Oncology Systems revenues	45%		41%		36%

Although all of our geographic regions contributed to the increase in Oncology Systems revenues for fiscal years 2005 and 2004, our revenues from North American Oncology Systems grew modestly at 3% in fiscal year 2005, compared with 11%, 18% and 32% in fiscal years 2004, 2003 and 2002, respectively. We believe that the rapid adoption rate of IMRT was the primary driver for the strong revenue growth in the earlier periods. Similarly, as IMRT has become more of an established treatment technology, we experienced the inevitable lower growth rate in the market for radiotherapy capital equipment, particularly equipment for IMRT as discussed in the “—Overview” section of this MD&A.

On the other hand, international revenues continued its strong growth rates of 22%, 37% and 19% in fiscal years 2005, 2004 and 2003, respectively, when compared with the respective prior fiscal years after a year of negative growth rate of (1%) in fiscal year 2002 over fiscal year 2001. Strong demand internationally started about three years ago primarily driven by the underserved markets in the international regions and the increase in adoption rate of IMRT by our international customers, similar to what we had seen in North America several years ago. The growth in international revenues in fiscal year 2005 over fiscal year 2004 was also due in part to (i) increased service revenues from the radiotherapy equipment service business of Mitsubishi Electric Co. in Japan, (ii) the acquisition of Sigma Micro Informatique Conseil, or Sigma Micro, in January 2005 that added to our European revenues, and to a lesser extent (iii) the continuing weakness of the U.S. dollar for most of fiscal year 2005 that effectively made our pricing more competitive with our foreign competitors. The growth in international revenues in fiscal year 2004 over fiscal year 2003 was due in part to factors such as (i) the relatively weak U.S. dollar that effectively made our pricing more competitive with our foreign competitors and (ii) the acquisition of the radiotherapy equipment service business of Mitsubishi Electric Co. in Japan in February 2004. The decrease in revenues growth rate for North America and the continuously strong revenue growth rate for our international regions are consistent with the orders growth patterns, and were due to the same factors, as discussed more fully in the Net Orders section of this MD&A.

X-ray Products Revenues

Revenues by region	Fiscal Years
(Dollars in millions)	2005	% Change	2004	% Change	2003
North America	$74	29%	$57	3%	$56
Europe	27	26%	22	10%	20
Asia	88	7%	82	12%	73
Rest of world	6	38%	4	9%	4
Total International	121	12%	108	11%	97
Total X-ray Products	$195	18%	$165	8%	$153
As a percentage of total revenues	14%		13%		15%

X-ray Products revenues increased 18% in fiscal year 2005 compared to fiscal year 2004 exceeding our expectation of long term growth rates for the X-ray Products business segment in the 5% to 10% range. All of our geographic regions contributed to the increase in X-ray Products revenues for fiscal years 2005 and 2004. The unusually strong growth in X-ray Products revenues in fiscal year 2005 over fiscal year 2004 was primarily driven by higher sales volume of our flat panel detectors in North America, as well as increased sales volume of our high power, anode grounded CT scanning tubes from primarily one OEM customer.

The 8% increase in X-ray Products revenues for fiscal year 2004 over fiscal year 2003 was attributable to the continuing demand by our largest OEM customers for our high power, anode grounded CT scanning tube and to a lesser extent to increased revenues from our flat panel detectors with a second major OEM beginning to purchase our flat panel detectors in the second half of fiscal year 2004.

Other Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2005	% Change	2004	% Change	2003
Product	$34	27%	$27	16%	$23
Service Contracts and Other	15	15%	13	28%	10
Total Other	$49	23%	$40	20%	$33
As a percentage of total revenues	4%		3%		3%

For our “Other” category, which is comprised of GTC and our BrachyTherapy operations, the increase in revenues for fiscal year 2005 over fiscal year 2004 was driven exclusively by the BrachyTherapy business. Higher sales volume of HDR afterloaders for accelerated breast treatments in North America and Europe was the primary driver for the growth in the brachytherapy business. The increase in revenues for fiscal year 2004 compared to fiscal year 2003 was due almost exclusively to BrachyTherapy.

The increases in service contracts and other revenues for fiscal years 2005 and 2004 were due in part to the growth in the installed base of our brachytherapy products and increased sales of service maintenance contracts of brachytherapy treatment planning software.

Gross Margin

	Fiscal Years
(Dollars in millions)	2005	% Change	2004	% Change	2003
			(As Adjusted)		(As Adjusted)
Dollar by segment
Oncology Systems	$500	13%	$443	26%	$351
X-ray Products	67	19%	56	5%	54
Other	26	37%	19	20%	16
Gross margin	593	14%	518	23%	421
Percentage by segment
Oncology Systems	43.9%		43.0%		41.1%
X-ray Products	34.6%		34.3%		35.3%
Total Company	42.9%		41.9%		40.4%

Both of our business segments and the “Other” category contributed to the 1 percentage point increase in total gross margin from fiscal years 2004 to 2005, although the increase in total gross margins was primarily due to the increase in the Oncology Systems gross margin. Total gross margin of 42.9% is the highest achieved annual gross margin since we became a standalone medical systems company in 1999. Our total gross margin increased by 1.5 percentage points from fiscal years 2003 to 2004 due primarily to a higher Oncology Systems gross margin offset partially by a lower X-ray Products gross margin. Total product gross margin was 43.0% in fiscal year 2005, compared to 42.9% and 41.5% in fiscal years 2004 and 2003, respectively. Total service contracts and other gross margin was 42.2% in fiscal year 2005, compared to 36.3% and 33.4% in fiscal years 2004 and 2003, respectively.

Oncology Systems gross margin continued to improve and increased 0.9 percentage point from fiscal years 2004 to 2005. Oncology Systems product gross margin increased slightly to 44.3% in fiscal year 2005 from 44.2% in fiscal year 2004 due primarily to higher average selling price, lower product costs, lower warranty costs as a result of improved product engineering and design and partially offset by continuing shift to lower margin international revenues. Service contracts gross margin in Oncology Systems continued to show strong performance and increased significantly to 42.4% in fiscal year 2005 compared to 36.3% in fiscal year 2004 due primarily to higher volumes and growth in higher margin software maintenance contracts in Oncology Systems.

The increase of 1.9 percentage points in Oncology Systems gross margin for fiscal year 2004 from fiscal year 2003 resulted  from severalfactors including higher sales volume yielding lower average product costs, improvements in service margins (partly reflecting the growth in higher margin software maintenance contracts), product mix shift towards accessory and other products for IMRT and higher amount of product acceptance revenues in fiscal year 2004 versus fiscal year 2003, all of which more than offset the shift in geographic mix for sales towards international regions, which typically have lower margins.

X-ray Products gross margin in fiscal year 2005 increased slightly at 0.3 percentage point from fiscal year 2004 due to significant gross margin gains from the increasing sales volume of our flat panel detectors, partially offset by higher raw material costs and manufacturing costs associated with new X-ray tube types. We believe that the flat panel detectors, which have significantly higher gross margin than that of X-ray tube products, should contribute to higher total gross margin for this segment as the flat panel imaging business becomes a bigger part of the total X-ray Products business over time. The decline in X-ray Products gross margin for fiscal year 2004 over fiscal year 2003 was due to a combination of increased warranty costs for an existing tube product that we sell exclusively to one OEM and start-up costs for a new tube product.

Research and Development

	Fiscal Years
(Dollars in millions)	2005	% Change	2004	% Change	2003
Research and development	$82	14%	$72	22%	$59
As a percentage of total revenues	6%		6%		6%

Our research and development expenses have remained in-line with our revenue growth. The increase in absolute dollars in research and development expenses for fiscal year 2005 was primarily driven by increased spending of $9.1 million in Oncology Systems. Our research and development efforts in Oncology Systems in fiscal year 2005 have been focused on the development of next generation products and accessories, specifically our next generation linear accelerator, promising technologies for cancer care imaging, and other technologies such as our Monte Carlo and dose calculation algorithms for our treatment planning software products and our new electronic health records within our VARiS information management software, as well as software projects related to Sigma Micro. We anticipate that we will continue to devote significant resources to research and development in the future.

The increase in absolute dollars in research and development expenses in Oncology Systems for fiscal year 2005 compared to fiscal year 2004 was attributable primarily to: a) increased employee headcount, materials costs and consulting expenses of $6.1 million in total; b) increased expenses of $1.0 million related to the new projects from our recent acquisition of Sigma Micro; and c) increased expenses of $1.0 million resulting from the relatively weak U.S. dollar for our foreign operations as the research and development expenses are translated into U.S. dollars.

The increase in absolute dollars in research and development expenses for fiscal year 2004 from fiscal year 2003 was primarily attributable to increased spending of $11.3 million in Oncology Systems. The increase in absolute dollars in research and development expenses for fiscal year 2004 compared to fiscal year 2003 was attributable primarily to: a) increased employee headcount, materials costs and consulting expenses of $7.7 million in total; b) increased expenses of $1.9 million related to the new projects from our recent acquisitions; and c) increased expenses of $1.7 million related to research grants.

Selling, General and Administrative

	Fiscal Years
(Dollars in millions)	2005	% Change	2004	% Change	2003
Selling, general and administrative	$206	9%	$189	15%	$164
As a percentage of total revenues	15%		15%		16%

Despite incurring approximately $5 million to comply with the requirements of the Sarbanes-Oxley Act of 2002, we reduced selling, general and administrative expenses as a percentage of revenues by about one half percentage point to 15% in fiscal year 2005 compared to fiscal year 2004. The increase in absolute dollars in selling, general and administrative expenses for fiscal year 2005 compared to fiscal year 2004 was attributable primarily to: a) increased employee-related expenses of $13.8 million resulting from an increase in employee headcount in Oncology Systems, corporate headquarters and X-ray Products to support our growing business activities; b) increased incremental expenses of $4.5 million related to compliance with the required documentation and testing of internal control over financial reporting as mandated by the Sarbanes-Oxley Act of 2002; c) increased operating expenses of $2.9 million related to acquisitions; d) increased expenses of $2.6 million related to our information systems and e) increased expenses of $1.8 million resulting from the relatively weak U.S. dollar for our foreign operations as the selling, general and administrative expenses are translated into U.S. dollars. These increases were partially offset by (i) decreased employee-related expenses of $6.8 million for employee and management incentive plans; (ii) increased income on equity investment in dpiX Holding of $3.4 million and (iii) decreased fees of $2.6 million related to certain commission arrangements.

The increase in absolute dollars in selling, general and administrative expenses, although lower as a percentage of total revenues for fiscal year 2004 compared to fiscal year 2003 was attributable primarily to: a) increased employee-related expenses of $9.5 million resulting from an increase in employee headcount in Oncology Systems and corporate headquarters to support our growing business activities; b) increased operating expenses of $8.5 million related to our acquisitions of Zmed, Inc., the Mitsubishi Electric Co. radiotherapy equipment service business and the OpTx Corporation business; and c) increased expenses of $4.0 million resulting from the relatively weak U.S. dollar for our foreign operations as the selling, general and administrative expenses are translated into U.S. dollars.

Interest Income, Net

	Fiscal Years
(Dollars in millions)	2005	% Change	2004	% Change	2003
Interest income, net	$3.4	157%	$1.3	(57)%	$3.0

The increase in interest income, net in fiscal year 2005 compared to fiscal year 2004 was attributable to increase in interest rates in fiscal year 2005 over fiscal year 2004, partly offset by decreases in the levels of cash, cash equivalents and marketable securities between fiscal years 2004 and 2005. The decline in interest income, net in fiscal year 2004 compared to fiscal year 2003 was primarily attributable to a one-time state income tax refund which contained an interest component of $0.8 million that was received in fiscal year 2003, as well as decreases in the levels of cash, cash equivalents and marketable securities and interest rates between the fiscal years 2003 and 2004.

Taxes on Earnings

	Fiscal Years
	2005	Change	2004	Change	2003
Effective tax rate	33%	(2)%	35%	—	35%

The decrease in effective tax rate in fiscal year 2005 from fiscal year 2004 was primarily due to a shift of earnings towards countries with lower statutory rates. The effective tax rate in fiscal year 2004 was the same as in fiscal year 2003. In general, our effective income tax rate differs from the statutory rates largely as a function of benefits realized from foreign taxes, the extraterritorial income exclusion and research and development credit. Our future effective tax rate could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates.

Earnings Per Diluted Share

	Fiscal Years
	2005	% Change	2004	% Change	2003
Earnings per diluted share	$1.50	27%	$1.18	28%	$0.92

The increase in earnings per diluted share in fiscal year 2005 from fiscal year 2004 can be attributed to the increase in total revenues, improvements in gross margins, the reduction in effective tax rate and the reduction in outstanding shares of common stock due to stock repurchases. The increase in earnings per diluted share in fiscal year 2004 from fiscal year 2003 can be attributed to the increase in total revenues, improvements in gross margins and slower growth in selling, general and administrative expenses as a percentage of total revenues between the two fiscal years.

Net Orders

Total Net Orders (by segment and region)	Fiscal Years
(Dollars in millions)	2005	% Change	2004	% Change	2003
Oncology Systems:
North America	$710	3%	$687	10%	$623
Total International	625	29%	484	37%	354
Total Oncology Systems	$1,335	14%	$1,171	20%	$977
X-ray Products:
North America	$76	28%	$59	49%	$40
Total International	128	3%	125	22%	102
Total X-ray Products	$204	11%	$184	30%	$142
Other:	$52	20%	$43	32%	$33
Total Net Orders	$1,591	14%	$1,398	21%	$1,152

The increase in our total net orders for fiscal year 2005 over fiscal year 2004 was primarily due to the 14% increase in Oncology Systems net orders. While our North American Oncology Systems net orders grew modestly at 3% in fiscal year 2005 over fiscal year 2004, our international Oncology Systems net orders continued to show strong growth at 29% in fiscal year 2005 over fiscal year 2004. We also have seen a continued shift in our Oncology Systems business from North America to the international regions, with international net orders accounting for 47% of the total Oncology Systems net orders in fiscal year 2005, compared to 41% of the total Oncology Systems net orders in fiscal year 2004. We believe that the lower growth rate in North American Oncology Systems net orders in fiscal year 2005 over fiscal year 2004 was due to the continued slowdown in demand in North America for radiotherapy capital equipment, particularly equipment for IMRT. This slowdown came after several years of strong growth driven by rapid adoption of IMRT and as IMRT has become more of an established treatment methodology. Conversely, starting about three years ago, international regions entered a rapid adoption phase for IMRT technology and demand for radiation therapy equipment in international regions strongly increased after several years of slow growth. This appears to be consistent with a historical pattern where the international regions and North American region have different cycles of demand and technology adoption, with one growing rapidly while the other is in a relatively slow growth phase.

Also, last year and earlier this year, after the introduction of our new products for IGRT, we noted some confusion about IGRT technology in the radiotherapy community and longer decision-making time periods as customers evaluated IGRT, all of which we believe contributed to the overall slowdown in the North American region. We believe now that hospitals and clinics are beginning to have a better understanding of IGRT and its potential for improving the outcomes and cost effectiveness of cancer care. Similar to what we have experienced with IMRT, we expect that IGRT will become one of the main contributors to net orders and revenues growth in our Oncology Systems business segment in the coming years, with North America ahead of international regions in the timing of adoption.

We continue to believe that the Oncology Systems business segment can sustain global long-term growth of 10% to 15% a year due to fundamental market factors for growth in the radiation therapy market that we believe have remained unchanged. In any given period, however, orders growth in either North America or international regions, or both, could be outside of this range. The actual timing of sales and revenue recognition will vary significantly based on the delivery requirements of individual orders and the readiness of individual customer sites for installation of our products and are usually shorter for some types of orders, such as upgrades (i.e., the addition of new features or accessories to existing equipment). Thus, orders in any quarter or period are not necessarily directly correlated to the level of sales or revenues in any particular future quarter or period. Moreover, as the overall mix of net orders includes a greater proportion of software products and newly introduced Oncology Systems products, which typically have longer time from order to completion of installation, and a higher percentage of our overall Oncology Systems business coming from international regions, which typically have a longer period from shipment to revenue recognition, the average time period within which orders convert into sales could lengthen. In fact, our Oncology Systems net orders and backlog grew substantially more than our revenues for fiscal years 2005 and 2004 and we estimate that the average time of orders in backlog has increased by about three months.

X-ray Products have relatively short turn around from net orders to shipments. X-ray Products net orders increased for fiscal year 2005 compared to fiscal year 2004 due to continuing strong demand for our high power, anode grounded CT scanning tubes and robust demand for our flat panel detectors. After years of investment in flat panel technology, the flat panel product line is showing signs of becoming a significant contributor to our X-ray Products business segment. As the flat panel imaging business becomes a more significant part of the total X-ray Products business over time and as the demand for CT scanning tubes continues to have solid growth, we expect the long-term growth rates for X-ray Products business to increase by 5 percentage points to the 5% to 10% range.

Backlog

At September 30, 2005, we had a backlog of $1.2 billion, an increase of 21% compared to October 1, 2004. Our Oncology Systems backlog at September 30, 2005 increased by 22% from October 1, 2004, including a 14% increase for North America and a 33% increase for international regions.

Fiscal Year 2006 Outlook

Total Revenues:   We expect that total revenues for fiscal year 2006 should increase by about 14% over the total for fiscal year 2005.

Net Earnings Per Diluted Share:   For fiscal year 2006, we anticipate that net earnings per diluted share should be in the range of $1.54 to $1.57. We expect that the annual impact of expensing stock options in fiscal year 2006 will be between $0.19 and $0.22 per diluted share. Excluding the impact of expensing stock options, growth in net earnings per diluted share should be in the range of 16% to 18% for fiscal year 2006 over the comparable fiscal year 2005.

Taxes on Earnings:   For fiscal year 2006, we estimate that our effective tax rate for the full year will be approximately 33%. However, there may be variability in the quarterly tax rates should discrete items, such as settlement of a tax audit, arise. Our future effective tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax earnings, research and development credits and the effectiveness of our tax planning strategies.

Net orders, Backlog and Fiscal year 2006 Outlook contain forward-looking statements and projections that are subject to the factors, risks and uncertainties set forth or referred to this MD&A and under “—Factors Affecting Our Business” included in Item 1. Actual results and the outcome or timing of certain events may differ significantly.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, acquire businesses and fund continuing operations. Our sources of cash include operations, stock option exercises and employee stock purchases, borrowings and interest income. Our cash usage is actively managed on a daily basis to ensure the maintenance of sufficient funds to meet our needs.

Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash, cash equivalents and marketable securities:

(In millions)	September 30, 2005	October 1, 2004	Increase/ (Decrease)
		(As Adjusted)
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$243	$133	$110
Marketable securities	139	260	(121)
Total	$382	$393	$(11)

The net decrease in cash and cash equivalents and marketable securities during fiscal year 2005 was primarily a result of using cash and cash proceeds from maturities of marketable securities for the repurchase of common stock of $227 million, capital expenditures of $44 million, acquisition of business of $12 million, contribution of $8 million to the trust assets of our deferred compensation plan, which invests in corporate-owned life insurance contracts, repayments on bank borrowings of $5 million and advances of loans of $4 million. Cash provided by operating activities of $252 million and cash provided by the issuance of common stock of $38 million related to stock option exercises and employee stock purchases significantly offset these uses.

At September 30, 2005, we had approximately $183 million or 48% of total cash, cash equivalents and marketable securities in the United States. On the other hand, approximately $199 million or 52% of total cash, cash equivalents and marketable securities was held abroad and could be subject to additional taxation if it was repatriated to the United States. We have not yet completed our evaluation of the impact of the repatriation provisions in the American Jobs Creation Act of 2004, or the Jobs Creation Act. Based on our analysis to date, however, it is reasonably possible that we may repatriate up to $175 million, with the respective tax liability of up to $16 million. We currently expect to be in a position to finalize our assessment by the second quarter of fiscal year 2006.

Cash Flows

	Fiscal Years
(In millions)	2005	2004	2003
		(As Adjusted)	(As Adjusted)
Net cash flow provided by (used in):
Operating activities	$252	$234	$210
Investing activities	52	(36)	(121)
Financing activities	(195)	(142)	(69)
Effects of exchange rate changes on cash and cash equivalents	1	(3)	(7)
Net increase in cash and cash equivalents	$110	$53	$13

Our primary cash inflows and outflows for fiscal years 2005, 2004 and 2003 were as follows:

•       We generated net cash from operating activities of $252 million in fiscal year 2005, compared to $234 million and $210 million in fiscal years 2004 and 2003, respectively. The $18 million increase in cash flow from operating activities from fiscal years 2004 to 2005 was primarily driven by an increase in net earnings of $39 million, partially offset by a net decrease of $13 million in non-cash items, net, due primarily to the decrease in tax benefits from employee stock option exercises and a net change of approximately $8 million in operating assets and liabilities (working capital items). The major contributors to the change in working capital items in fiscal year 2005 over fiscal year 2004 were accounts receivable, accrued expenses and inventory. Accounts receivable and inventory increased primarily due to the continuing shift to a higher proportion of international deliveries, which typically have a longer collection cycle than North America and a longer period from shipment to cost recognition. The increase in inventories was also due to anticipated customer demands for both Oncology Systems and X-ray Products. Accrued expenses increased primarily due to an increase in deferred revenues and partially offset by a decrease in other accrued liabilities. The increase in deferred revenues resulted from increasing revenue recognition deferrals related to timing of completion of installation of our software products and our growing sales of new products, as well as the higher international proportion of our Oncology Systems business with the accompanying longer period from shipment to revenue recognition. The $24 million increase in net cash from operating activities from fiscal years 2003 to 2004 was a result of an increase in net earnings of $37 million and an increase in the tax benefit from employee stock options of $6 million, partially offset by the change in working capital and non-cash items, net, of $19 million. The major contributors to the change in working capital items in fiscal year 2004 over fiscal year 2003 were accounts receivable, accrued expenses, inventory and advance payments from customers. Accounts receivable increased primarily due to higher revenues in fiscal year 2004. The increase in inventories was primarily driven by inventories from our acquisitions and anticipated higher customer demands. Accrued expenses increased primarily due to an increase in accrued income taxes, which resulted from higher earnings in fiscal year 2004 compared to fiscal year 2003 and lower estimated tax payments for fiscal year 2004. Advance payments from customers increased due to more down payments received for increased orders in fiscal years 2004 over 2003.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments, accounts receivable collections, inventory management, and the timing of tax and other payments. For additional discussion, see “—Factors Affecting our Business” in Item 1.

•       Investing activities provided $52 million of net cash in fiscal year 2005, compared to $36 million and $121 million of net cash used in fiscal years 2004 and 2003, respectively. Our net proceeds from maturities of marketable securities were $121 million and $67 million during fiscal years 2005 and 2004, respectively, compared to net purchases of marketable securities of $97 million during fiscal year 2003. We used $12 million of net cash for the purchase of businesses during fiscal year 2005 compared to $72 million during fiscal year 2004 and less than $1 million in fiscal year 2003.

•       Financing activities used net cash of $195 million in fiscal year 2005 compared to $142 million and $69 million in fiscal years 2004 and 2003, respectively. In fiscal year 2005, we used $227 million for repurchases of common stock and $5 million for repayment of bank borrowings and received proceeds of $38 million from stock option exercises and employee stock purchases. In fiscal year 2004, we used $202 million for repurchases of common stock and received $46 million in proceeds from stock option exercises and employee stock purchases. In fiscal year 2003, we used $105 million for repurchases of common stock and received $37 million in proceeds from stock option exercises and employee stock purchases.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, to be approximately 4.5% of revenues in fiscal year 2006.

Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the United States and global economies. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents and cash to be generated from operations will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements through fiscal year 2006. We currently anticipate that we will continue to utilize our strong liquidity and cash flows from operations to repurchase our common stock, make strategic acquisitions, invest in the growth of our business and invest in systems and processes.

Days Sales Outstanding

Trade accounts receivable days sales outstanding, or DSO, were 82 days at September 30, 2005, compared to 74 days at October 1, 2004. Our accounts receivable and DSO are primarily impacted by timing of product shipments, collections performance and payment terms. The increase in DSO for fiscal year 2005 over fiscal year 2004 was related to our growing sales of new products and the continuing shift to a higher proportion of international sales, which typically have a longer collection cycle than North America, and slower collections performance for Oncology Systems in North America. Over the long-term, we expect our DSO to be around 80 days.

Stock Repurchase Program

On February 14, 2003, our Board of Directors authorized a repurchase of up to two million shares (on a pre-July 30, 2004 stock split basis) of our common stock through February 29, 2004. On November 12, 2003, our Board of Directors authorized an additional repurchase of up to three million shares (on a pre-July 30, 2004 stock split basis) of our common stock over the period through August 31, 2005. On November 19, 2004, our Board of Directors announced a further repurchase of up to six million shares of our common stock through December 31, 2005. During fiscal years 2005, 2004 and 2003, we paid $227 million, $202 million and $105 million, respectively, to repurchase 5,960,000 shares, 5,576,000 shares and 3,969,200 shares, respectively, of our common stock. All shares that have been repurchased have been retired. As of September 30, 2005, we could still repurchase up to an additional 1,500,000 shares of our common stock under the November 19, 2004 authorization. This authorization will expire on December 31, 2005 on any remaining shares of common stock not repurchased.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
(In millions)	Fiscal Year 2006	Fiscal Years 2007 - 2008	Fiscal Years 2009 - 2010	Beyond	Total
Long term debt(1)	$2.7	$16.9	$17.0	$23.4	$60.0
Interest obligation on long term debt	4.0	7.1	4.7	3.1	18.9
Operating Leases(2)	13.5	15.0	9.6	10.2	48.3
Mandatorily redeemable instrument(3)	—	12.5	—	—	12.5
Total	$20.2	$51.5	$31.3	$36.7	$139.7

(1)          At September 30, 2005, we had $60 million of long-term debt. Long-term debt, including current maturities, increased $1.5 million from October 1, 2004 due to $6.8 million loans assumed through purchases of land and buildings in Las Vegas, offset by principal repayment of $5.3 million debt. The fixed interest rates on the outstanding debt on this date ranged from 6.70% to 7.58% with a weighted average interest rate of 6.89%. The unsecured term loans of the long term debt currently contain a covenant that requires us to pay prepayment penalties if we elect to pay off this debt before the maturity dates and the market interest rate is lower than the fixed interest rates of the debt at the time of repayment. It also contains covenants that limit future borrowings and cash dividend payments. The covenants also require us to maintain specified levels of working capital and operating results. For all fiscal years presented within the Consolidated Financial Statements included in this Annual Report on Form 10-K, the Company was in compliance with all restrictive covenants of the unsecured term loan agreements.

(2)          We lease office space and have entered into other lease commitments in North America as well as various locations in Europe, Asia, Australia and Latin America. Operating leases include future minimum lease payments under all our noncancelable operating leases as of September 30, 2005.

(3)          Following a decision by Mitsubishi Electric Co., or MELCO, to exit the radiotherapy equipment and service business and its desire to do so in a nondisruptive manner with an established radiotherapy equipment service provider, we entered into two separate transactions with MELCO contemporaneously whereby (i) we purchased MELCO’s radiotherapy equipment service business to service MELCO’s existing customers and (ii) we formed a three-year joint venture, or JVA, in Japan with MELCO that was effective as of February 3, 2004. The joint venture was accomplished through MELCO’s purchase on February 3, 2004, of a 35% ownership interest in our Japanese subsidiary, VMS KK, for 1.4 billion Japanese Yen, or US$13.5 million. At the end of the JVA period, MELCO is required to unconditionally sell and we are required to unconditionally repurchase MELCO’s 35% ownership interest in VMS KK at the original price (1.4 billion Japanese Yen). We accounted for MELCO’s 35% ownership interest as a mandatorily redeemable financial instrument and recorded such an instrument as long-term liabilities totaling $12.5 million at September 30, 2005. For further discussion regarding these two transactions with MELCO, see Note 3, “Balance Sheet Components” and Note 9, “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements.

Total debt as a percentage of total capital decreased to 9.9% at September 30, 2005 compared to 10.2% (as adjusted) at October 1, 2004 largely due to the increases in retained earnings and capital in excess of par value during fiscal year 2005. The ratio of current assets to current liabilities decreased to 1.87 to 1 at September 30, 2005 from 1.94 to 1 (as adjusted) at October 1, 2004.

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

From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. Under various laws (such as the federal Superfund law) and under our obligations concerning operations before the spin-offs by the Company of VI and VSEA in 1999, we are overseeing environmental cleanup projects from our pre-spin-offs operations, and as applicable, reimbursing third parties (such as the U.S. Environmental Protection Agency or other responsible parties) for cleanup activities. Under the terms of the agreement governing the spin-offs, VI and VSEA are each obligated to indemnify us for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by us). The cleanup projects we are overseeing are being conducted under the direction of or in consultation with relevant regulatory agencies. We estimate these cleanup projects will take up to approximately 30 years to complete. As described below, we have accrued a total of $16.5 million at September 30, 2005 to cover our liabilities for these cleanup projects:

•       Our estimate of future costs to complete certain cleanup activities ranges from $3.8 million to $7.2 million. For these estimates, we have not discounted the costs to present dollars because of the uncertainties that make it difficult to develop a best estimate and have accrued $3.8 million, which is the amount at the low end of the range.

•       For other cleanup projects, we have sufficient knowledge to develop better estimates of our future costs. Formal agreements with other parties defining the Company’s future liabilities or formal cleanup plans for these sites have been approved by or completed in accordance with requirements of the state or federal environmental agency with jurisdiction over the site. While our estimate of future costs to complete these cleanup projects, including reimbursements to third-party claims, ranges from $10.6 million to $45.8 million, our best estimate within that range is $18.9 million. For these projects we have accrued $12.7 million; which is our best estimate of the $18.9 million discounted to present dollars at 4%, net of inflation.

At September 30, 2005, our reserve for environmental liabilities, based upon future environmental related costs estimated as of that date, was calculated as follows:

(In millions)	Recurring Costs	Non-Recurring Costs	Total Anticipated Future Costs
Fiscal Years:
2006	$0.9	$2.1	$3.0
2007	0.8	1.4	2.2
2008	0.9	0.8	1.7
2009	0.8	0.2	1.0
2010	0.8	0.3	1.1
Thereafter	11.6	2.1	13.7
Total costs	$15.8	$6.9	22.7
Less imputed interest			(6.2)
Reserve amount			$16.5

Recurring costs include expenses for such tasks as ongoing operation, maintenance and monitoring of cleanup while non-recurring costs include expenses for such tasks as soil excavation and treatment, injection/monitoring well installation and other costs for soil and groundwater in situ treatment by injection, ground and surface water treatment system construction, soil and groundwater investigation, certain governmental agency costs required to be reimbursed by us, governmental agency response costs (including agency costs required to be reimbursed by the responding company), treatment system and monitoring well removal and closure, and costs to defend against and settle pending and anticipated third-party claims.

When we developed the estimates above, we considered the financial strength of other potentially responsible parties. These amounts are, however, only estimates and may be revised in the future as we get more information on these projects. We may also spend more or less than these estimates. Based on current information, we believe that our reserves are adequate, but as the scope of our obligations becomes more clearly defined, these reserves (and the associated indemnification obligations of VI and VSEA) may be modified and related charges/credits against earnings may be made.

Although any ultimate liability arising from environmental-related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to our consolidated financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to us and our best assessment of the ultimate amount and timing of environmental-related events (and assuming VI and VSEA satisfy their indemnification obligations), we believe that the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on our consolidated financial statements in any fiscal year. We spent $1.1 million, $2.1 million and $1.9 million, net of amounts borne by VI and VSEA, during fiscal years 2005, 2004 and 2003, respectively.

We receive certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. We have also reached an agreement with an insurance company under which the insurance company has agreed to pay a portion of our past and future environmental-related expenditures, and we therefore had a $3.2 million receivable primarily included in “Other assets” at September 30, 2005. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has paid the claims that we have made.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. As of September 30, 2005, we have not incurred any costs since the spin-offs to defend lawsuits or settle claims related to these indemnification arrangements.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred beginning in the first quarter of our fiscal year 2006. We do not believe the adoption of SFAS No. 151 will have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in the first quarter of our fiscal year 2006. We do not believe the adoption of SFAS No. 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Creation Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have not yet completed our evaluation of the impact of the repatriation provisions but currently expect to be in a position to finalize our assessment by the second quarter of fiscal year 2006.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaced SFAS No. 123 and superseded Accounting Principles Board Opinion (“APB”) No. 25. SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB No. 25, but will be required to account for such transactions using a fair value method and recognize the expense in the consolidated statement of earnings. Additionally, SFAS No. 123R clarifies the timing for recognizing compensation expense for awards granted to retirement eligible employees when the awards continue to vest after retirement. This compensation expense must be recognized over the period from the date of grant to the date retirement eligibility is met if it is shorter than the vesting term. SFAS No. 123R is effective beginning in the first quarter of our fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. We have evaluated the requirements of SFAS No. 123R and SAB No. 107 and expect that the adoption of SFAS No. 123R and SAB No. 107 in the first quarter of our fiscal year 2006 will have a material impact on our consolidated results of operations and net earnings per share. We expect to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis. We also expect to apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options at the beginning of our first quarter of fiscal year 2006.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for accounting for and reporting a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within the net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS No. 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued FSP No. FAS 143-1, Accounting for Electronic Equipment Waste Obligations (“FSP No. 143-1”), which provides guidance on the accounting for certain obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “Directive”), which was adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) sold to commercial users either remains with the commercial user until the equipment is replaced or is the responsibility of a producer selling the user new like equipment. The Directive also provides, however, that the responsibility for the management for this historical equipment is negotiable at the time of sale of the new equipment. The Directive has not yet been implemented in every EU country and specific EU country requirements may vary. FSP No. 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which we have significant operations. FSP No. 143-1 does not address the accounting for the disposal of waste related to equipment put on the market after August 13, 2005. The adoption of FSP No. 143-1 did not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 7A.   Quantitative and Qualitative Disclosure about Market Risk

We are exposed to two primary types of market risks: foreign currency exchange rate risk and interest rate risk.

Foreign Currency Exchange Rate Risk

As a global entity, we are exposed to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve. Adverse movements could have a material negative impact on our financial results. Our primary exposures related to foreign currency denominated sales and purchases are in Europe, Asia and Australia.

We have significant transactions denominated in foreign currencies and address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and adhere to a policy of hedging firmly committed foreign currency denominated sales orders. These firmly committed foreign currency sales orders, excluding the amounts relating to the products made outside of the United States, are hedged with forward exchange contracts. We enter into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts range from one to twelve months in original maturity. As of September 30, 2005, we did not have any forward exchange contracts with an original maturity greater than twelve months, but we may hedge beyond twelve months in the future.

We also hedge the balance sheet exposures from our various foreign subsidiaries and business units having U.S. dollar functional currencies. We enter into monthly foreign currency forward exchange contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

The notional amounts of forward exchange contracts are not a measure of our exposure. The fair value of forward exchange contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner. Accordingly, we believe that our hedging strategy should yield no material net impact to our results of operations or cash flows.

The notional values of sold and purchased forward exchange contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding at September 30, 2005 are as follows:

(In millions)	Notional Value Sold	Notional Value Purchased	Unrealized Gain (Loss)	Fair Value
Australian dollar	$39.7	$—	$—	$0.3
British pound	59.3	4.0	(1.3)	(1.3)
Canadian dollar	18.0	3.1	0.5	0.7
Danish krone	2.3	3.2	—	—
Euro	229.7	3.9	(4.0)	(4.1)
Japanese yen	42.5	—	(1.1)	(1.3)
New Zealand dollar	2.2	—	—	—
Norwegian krone	17.6	2.5	0.2	—
Swedish krona	7.0	—	—	—
Swiss franc	—	29.9	—	—
Totals	$418.3	$46.6	$(5.7)	$(5.7)

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio. Currently, our investment portfolio consists of cash and cash equivalents and highly liquid short-term marketable securities, as well as a small amount of long-term marketable securities. In the unlikely event that interest rates were to decrease substantially, we might reinvest a substantial portion of our investment portfolio at lower interest rates. We would consider additional debt obligations to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions. To date, we have not used derivative financial instruments to hedge the interest rate in our investment portfolio or long-term debt, but may consider the use of derivative instruments in the future.

The principal amount of cash, cash equivalents and marketable securities at September 30, 2005 totaled $382 million with a weighted average interest rate of 2.85% and an estimated average tax equivalent yield of 3.37%. The principal amount of marketable securities had an estimated average tax equivalent yield of 3.81% at September 30, 2005. All of our marketable securities at September 30, 2005 were in municipal bonds. Our investment portfolio of marketable securities is primarily classified as held-to-maturity (with the exception of our auction rate securities which are classified as available-for-sale), and any gains or losses relating to changes in interest rates would occur in the unlikely event of liquidation of all or part of the investment portfolio. Our debt of $60.0 million at September 30, 2005 carried a weighted average fixed interest rate of 6.89% with principal payments due in various installments over a ten-year period.

The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents, marketable securities and long term debt.

	Fiscal Years
(Dollars in millions)	2006	2007	2008	2009	2010	Thereafter	Total
Assets:
Cash and cash equivalents	$243.0	$—	$—	$—	$—	$—	$243.0
Average interest rate	3.02%	—	—	—	—	—	3.02%
Marketable securities	$135.4	$3.7	$—	$—	$—	$—	$139.1
Average interest rate	2.55%	2.64%	—	—	—	—	2.55%
Liabilities:
Long term debt	$2.7	$7.9	$9.0	$8.0	$9.0	$23.4	$60.0
Average interest rate	7.17%	6.90%	6.84%	6.90%	6.85%	6.89%	6.89%
Mandatorily redeemable instrument	$—	$12.5	$—	$—	$—	$—	$12.5
Average interest rate	—	0.17%	—	—	—	—	0.17%

The estimated fair value of our cash and cash equivalents and marketable securities (52% of which was held abroad at September 30, 2005 and could be subject to additional taxation if it was repatriated in the United States) approximated the principal amounts reflected above based on the maturities of these financial instruments.

The fair value of our debt is estimated based on the current rates available to us for debt of similar terms and remaining maturities. Under this method, the fair value of our debt is estimated to be $63.7 million at September 30, 2005. We determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, it requires considerable judgment in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented is not necessarily indicative of the amount that we or holders of the instrument could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 8.   Financial Statements and Supplementary Data

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Years Ended
(In thousands, except per share amounts)	2005	2004(1)	2003(1)
		(As Adjusted)	(As Adjusted)
Revenues:
Product	$1,161,837	$1,058,702	$907,668
Service contracts and other	220,720	176,821	133,889
Total revenues	1,382,557	1,235,523	1,041,557
Cost of revenues:
Product	662,019	604,789	531,270
Service contracts and other	127,517	112,565	89,194
Total cost of revenues	789,536	717,354	620,464
Gross margin	593,021	518,169	421,093
Operating expenses:
Research and development	82,063	72,106	59,176
Selling, general and administrative	205,982	189,378	164,380
Total operating expenses	288,045	261,484	223,556
Operating earnings	304,976	256,685	197,537
Interest income	8,048	5,970	7,401
Interest expense	(4,698)	(4,668)	(4,383)
Earnings from operations before taxes	308,326	257,987	200,555
Taxes on earnings	101,750	90,300	70,200
Net earnings	$206,576	$167,687	$130,355
Net earnings per share:
Basic:	$1.56	$1.23	$0.96
Diluted:	$1.50	$1.18	$0.92
Shares used in the calculation of net earnings per share:
Weighted average shares outstanding—Basic	132,435	136,036	136,113
Weighted average shares outstanding—Diluted	137,835	142,215	142,153

(1)          Certain amounts for the fiscal years 2004 and 2003 have been adjusted to reflect the Company’s change from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method of accounting for inventories as described in Note 2. For the fiscal years 2004 and 2003, this change had no impact on basic net earnings per share and diluted net earnings per share.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)	September 30, 2005	October 1, 2004(1)
		(As Adjusted)
Assets
Current assets:
Cash and cash equivalents	$243,086	$132,870
Short-term marketable securities	135,356	219,078
Accounts receivable, net	351,899	288,663
Inventories	164,873	144,389
Prepaid expenses and other	26,211	29,454
Deferred tax assets	95,470	81,130
Total current assets	1,016,895	895,584
Property, plant and equipment, net	114,540	85,377
Long-term marketable securities	3,679	40,970
Goodwill	121,389	112,653
Other assets	60,899	46,056
Total assets	$1,317,402	$1,180,640
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$71,007	$59,639
Accrued expenses	315,287	255,519
Current maturities of long-term debt	2,689	5,250
Accrued product warranty	39,407	40,654
Advance payments from customers	115,543	100,277
Total current liabilities	543,933	461,339
Long-term accrued expenses and other	57,124	41,889
Long-term debt	57,318	53,250
Total liabilities	658,375	556,478
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 130,715 and 134,045 shares issued and outstanding at September 30, 2005 and at October 1, 2004, respectively	130,715	134,045
Capital in excess of par value	152,263	133,985
Deferred stock compensation	(1,797)	(1,110)
Retained earnings	383,667	357,242
Accumulated other comprehensive loss	(5,821)	—
Total stockholders’ equity	659,027	624,162
Total liabilities and stockholders’ equity	$1,317,402	$1,180,640

(1)   Amounts as of October 1, 2004 have been adjusted to reflect the Company’s change from the LIFO method to the FIFO method of accounting for inventories as described in Note 2. In addition, the classification of certain auction rate securities has been revised from cash and cash equivalents to short-term marketable securities as described in Note 3.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE EARNINGS

	Common Stock		Capital in Excess of	Deferred Stock	Retained	Accumulated Other Comprehensive
(In thousands)	Shares	Amount	Par Value	Compensation	Earnings(1)	Loss	Total
Balances at September 27, 2002	135,580	$135,580	$50,488	$(3,190)	$302,992	$(2,530)	$483,340
Net earnings	—	—	—	—	130,355	—	130,355
Minimum pension liability adjustment, net of taxes of $415	—	—	—	—	—	(886)	(886)
Comprehensive earnings	—	—	—	—	—	—	129,469
Issuance of stock under omnibus stock, stock option, and employee stock purchase plans (including tax benefit of $28,142)	4,326	4,326	60,470	—	—	—	64,796
Deferred stock compensation	6	6	140	(146)	—	—	—
Amortization of deferred stock compensation	—	—	—	1,055	—	—	1,055
Non-cash stock-based compensation	—	—	119	—	—	—	119
Repurchases of common stock	(3,970)	(3,970)	(19,649)	—	(81,480)	—	(105,099)
Balances at September 26, 2003	135,942	135,942	91,568	(2,281)	351,867	(3,416)	573,680
Net earnings	—	—	—	—	167,687	—	167,687
Minimum pension liability adjustment	—	—	—	—	—	3,416	3,416
Comprehensive earnings	—	—	—	—	—	—	171,103
Issuance of stock under omnibus stock, stock option, and employee stock purchase plans (including tax benefit of $33,916)	3,679	3,679	76,336	—	—	—	80,015
Amortization of deferred stock compensation	—	—	—	1,171	—	—	1,171
Repurchases of common stock	(5,576)	(5,576)	(33,919)	—	(162,312)	—	(201,807)
Balances at October 1, 2004	134,045	134,045	133,985	(1,110)	357,242	—	624,162
Net earnings	—	—	—	—	206,576	—	206,576
Minimum pension liability adjustment, net of taxes of $2,867	—	—	—	—	—	(5,821)	(5,821)
Comprehensive earnings	—	—	—	—	—	—	200,755
Issuance of stock under omnibus stock, stock option, and employee stock purchase plans (including tax benefit of $21,993)	2,585	2,585	57,569	—	—	—	60,154
Deferred stock compensation	45	45	1,755	(1,800)	—	—	—
Amortization of deferred stock compensation	—	—	—	1,113	—	—	1,113
Repurchases of common stock	(5,960)	(5,960)	(41,046)	—	(180,151)	—	(227,157)
Balances at September 30, 2005	130,715	$130,715	$152,263	$(1,797)	$383,667	$(5,821)	$659,027

(1)             Certain amounts prior to fiscal year 2005 have been adjusted to reflect the Company’s change from the LIFO method to the FIFO method of accounting for inventories as described in Note 2.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(In thousands)	2005	2004(1)	2003(1)
		(As Adjusted)	(As Adjusted)
Cash flows from operating activities:
Net earnings	$206,576	$167,687	$130,355
Adjustments to reconcile net earnings to net cash provided by operating activities:
Tax benefits from employee stock option exercises	21,993	33,916	28,142
Depreciation	21,458	20,751	19,482
Provision for doubtful accounts receivable	1,418	805	2,160
Loss on disposal of property, plant and equipment	341	179	44
Amortization of intangibles	5,677	4,372	832
Amortization of premium/discount on marketable securities, net	403	795	1,359
Amortization of deferred stock compensation	1,113	1,171	1,055
Deferred taxes	5,555	8,409	(9,001)
Net change in fair value of derivatives and underlying commitments	4,923	1,907	(10,172)
Income on equity investment in affiliate	(3,391)	—	—
Other	194	496	(116)
Changes in assets and liabilities:
Accounts receivable	(68,383)	(25,267)	(110)
Inventories	(21,927)	(9,389)	7,954
Prepaid expenses and other current assets	(1,051)	(6,180)	2,042
Accounts payable	11,748	4,122	5,205
Accrued expenses	52,131	15,666	25,071
Accrued product warranty	(1,243)	4,256	4,912
Advance payments from customers	14,958	12,964	2,657
Long-term accrued expenses and other liabilities	(696)	(2,750)	(2,072)
Net cash provided by operating activities	251,797	233,910	209,799
Cash flows from investing activities:
Proceeds from maturities or sale of marketable securities	358,460	318,915	249,740
Purchases of marketable securities	(237,850)	(252,011)	(346,409)
Purchase of businesses, net of cash acquired	(12,372)	(71,770)	(135)
Purchases of property, plant and equipment	(43,865)	(24,218)	(18,888)
Increase in cash surrender value of life insurance	(7,885)	(6,002)	(5,166)
Notes receivable from affiliate and other	(4,453)	—	—
Proceeds from disposal of property, plant and equipment	42	311	189
Other, net	(317)	(976)	(378)
Net cash provided by (used in) investing activities	51,760	(35,751)	(121,047)
Cash flows from financing activities:
Repurchases of common stock	(227,157)	(201,807)	(105,099)
Proceeds from issuance of common stock to employees	38,161	46,099	36,654
Repayments on bank borrowings/short-term obligations	(5,340)	—	(58)
Proceeds from sale of mandatorily redeemable financial instrument	—	13,457	—
Net cash used in financing activities	(194,336)	(142,251)	(68,503)
Effects of exchange rate changes on cash and cash equivalents	995	(2,687)	(7,012)
Net increase in cash and cash equivalents	110,216	53,221	13,237
Cash and cash equivalents at beginning of fiscal year	132,870	79,649	66,412
Cash and cash equivalents at end of fiscal year	$243,086	$132,870	$79,649

(1)    Certain amounts for the fiscal years 2004 and 2003 have been adjusted to reflect the Company’s change from the LIFO method to the FIFO method of accounting for inventories as described in Note 2. In addition, the Company has adjusted gross purchases and sales of auction rate securities as investments in the consolidated statements of cash flows for the fiscal years ended 2004 and 2003 to conform to the current period’s presentation as described in Note 3.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Varian Medical Systems, Inc. (“VMS”) and subsidiaries (the “Company”) designs, manufactures, sells and services advanced equipment and software products for treating cancer with radiation, as well as high quality, cost-effective X-ray tubes for original equipment manufacturers, replacement X-ray tubes and flat panel digital subsystems for imaging in medical, scientific and industrial applications.

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2005 comprised the 52-week period ended on September 30, 2005. Fiscal year 2004 was the 53-week period ended on October 1, 2004 and fiscal year 2003 was the 52-week period ended on September 26, 2003.

Principles of Consolidation

The consolidated financial statements include those of VMS and its subsidiaries. Significant intercompany balances, transactions, and stock holdings have been eliminated in consolidation.

Distribution

On April 2, 1999, Varian Associates, Inc. reorganized into three separate publicly traded companies by spinning off, through a tax-free distribution, two of its businesses to stockholders (the “Spin-offs”). The Spin-offs resulted in the following three companies: 1) the Company (renamed from Varian Associates, Inc. to Varian Medical Systems, Inc. following the Spin-offs); 2) Varian, Inc. (“VI”); and 3) Varian Semiconductor Equipment Associates, Inc. (“VSEA”). The Spin-offs resulted in a non-cash dividend to stockholders.

In connection with the Spin-offs, the Company, VI and VSEA also entered into various agreements that set forth the principles to be applied in separating the companies and allocating certain related costs and specified portions of contingent liabilities (see Note 9).

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Foreign Currency Translation

VMS uses the U.S. dollar as the functional currency for all of its foreign subsidiaries. Accordingly, gains and losses from translation of foreign currency financial statements into U.S. dollars are included in results of operations. The aggregate foreign exchange gain included in “Cost of revenues” and “Selling, general and administrative expenses” was $0.2 million, $0.9 million and $2.2 million in fiscal years 2005, 2004 and 2003, respectively.

Cash and Cash Equivalents

The Company considers currency on hand, demand deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are held in various financial institutions in the United States and internationally.

Marketable Securities

The Company’s marketable securities primarily comprise municipal bonds. Marketable securities with an original maturity of more than three months and less than one year at the date of purchase are considered to be short-term. Auction rate securities are classified as available-for-sale. Other marketable securities are classified as held-to-maturity because the Company has the intent and ability to hold these securities to maturity. The held-to-maturity securities are carried at amortized cost using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. Additionally, the Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary, if any, are recorded as charges in the consolidated statements of earnings. At September 30, 2005, all investments were in compliance with the corporate investment policy which requires a credit rating of A or better and a maturity of less than three years.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and trade accounts receivable. Cash and cash equivalents held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and, other than a down payment typically required before shipments of products, it generally does not require collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. No single customer represented more than 10% of the accounts receivable amount for any period presented.

Inventories

Inventories are valued at the lower of cost or market (realizable value). Cost is computed using standard cost, which approximates actual cost on a FIFO or average basis.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of cost or realizable value. Major improvements are capitalized, while repairs and maintenance are expensed as incurred. Depreciation and amortization are principally computed using the straight-line method over the estimated useful lives of the assets. Land is not subject to depreciation, but land improvements are depreciated over fifteen years. Leasehold improvements are amortized over the lesser of estimated useful lives or remaining lease terms. Buildings are depreciated over twenty years. Machinery and equipment are depreciated over their estimated useful lives, which range from three to seven years. Assets subject to lease are amortized over the lease term. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from retirements or disposals are included in operating earnings.

Long-Lived Assets

The Company reviews long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any impairment loss for long-lived assets in fiscal years 2005, 2004 or 2003.

Goodwill and Intangible Assets

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Intangible Assets, the Company performs an annual impairment test for goodwill and intangible assts with indefinite lives. Purchased intangible assets are carried at cost, net of accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives of approximately one to twenty years using the straight-line method.

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

Hardware Products

The Company recognizes revenues for hardware products in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For an arrangement with multiple deliverables, the Company recognizes product sales in

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables with revenues allocated among the different elements. The Company typically requires its customers to provide a down payment prior to transfer of risk of loss of ordered products or prior to performance under service contracts. These down payments are recorded as “Advance payments from customers” in the consolidated balance sheets.

For Oncology Systems and BrachyTherapy hardware products that do not include installation obligations, spare parts and X-ray tubes and imaging subsystems products (“X-ray products”), the Company recognizes revenues upon the transfer of risk of loss, which is either at the time of shipment or delivery, depending upon the shipping terms of the contract, provided that all other criteria under SAB No. 104 and EITF No. 00-21 are met. The Company has no installation obligations for X-ray products and such spare parts.

For Oncology Systems and BrachyTherapy hardware products with installation obligations, the Company recognizes as revenues a portion of the product purchase price upon transfer of risk of loss and defers revenue recognition on the portion associated with product installation until “acceptance,” provided that all other criteria for revenue recognition under SAB No. 104 and EITF No. 00-21 are met. The portion deferred is the greater of the fair market value of the installation services for such products or the amount of payment contractually linked to the “acceptance.” However, when (a) all of the purchase price for the hardware product is conditioned upon “acceptance,” (b) the hardware product does not have value to the customer on a standalone basis, or (c) there is no objective and reliable evidence of the fair value of the undelivered item, the Company defers all revenues until “acceptance” in accordance with the treatment for “delivered items” under EITF No. 00-21.

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

Software Products

The Company recognizes revenues for software products in accordance with SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Agreements. The Company recognizes license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

receivable is reasonably assured, delivery of the product has occurred and the Company has received from the customer an acceptance form acknowledging installation and substantial conformance with the Company’s specifications (as set forth in the user manual) for such product, or upon verification of installation when customer acceptance is not required to be received, provided that all other criteria for revenue recognition under SOP No. 97-2 have been met. Revenues earned on software arrangements involving multiple elements are allocated to each element based on vendor-specific objective evidence of the fair value (“VSOE”), which is based on the price charged when the same element is sold separately. In instances when evidence of VSOE of all undelivered elements exists, but evidence does not exist for one or more delivered elements, revenues are recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).

Installation of the Company’s software products involves a certain amount of customer-specific implementation to enable the software product to function within the customer’s operating environment (i.e., with the customer’s information technology network and other hardware, with the customer’s data interfaces and with the customer’s administrative processes) and substantially in conformance with the Company’s specifications (as set forth in the user manual) for such product. With the Company’s software products, customers do not have full use of the software (i.e., functionality) until the software is installed as described above and functioning within the customer’s operating environment. Therefore, the Company recognizes 100% of software revenues upon receipt from the customer of the Company’s acceptance form acknowledging installation and such substantial conformance, or upon verification of installation when the Company is not required to receive customer acceptance, or upon the expiration of an acceptance period, provided that all other criteria for revenue recognition under SOP No. 97-2 have been met.

Other

Revenues related to services performed on a time-and-materials basis are recognized when it is earned and billable. Revenues related to service contracts are recognized ratably over the period of the related contracts.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25, compensation expense of stock options is based on the difference, if any, on the date of the grant, between the fair value of VMS’s stock and the exercise price.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table illustrates the effect on net earnings and net earnings per share if the Company had accounted for the stock-based employee compensation under the fair value method of accounting:

	Fiscal Years Ended
(In thousands, except per share amounts)	2005	2004	2003
		(As Adjusted)	(As Adjusted)
Net earnings, as reported	$206,576	$167,687	$130,355
Add: Stock-based employee compensation expense included in reported net earnings under APB No. 25, net of related tax effects	745	762	764
Deduct: Total stock-based employee compensation determined under the fair value method for all awards, net of related tax effects	(24,325)	(21,069)	(21,049)
Pro forma net earnings	$182,996	$147,380	$110,070
Net earnings per share—Basic:
As reported	$1.56	$1.23	$0.96
Pro forma	$1.38	$1.08	$0.81
Net earnings per share—Diluted:
As reported	$1.50	$1.18	$0.92
Pro forma	$1.33	$1.04	$0.77

The Company estimates the fair value of VMS’s stock based awards using a Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of assumptions, including the expected stock price volatility. VMS’s options and the option component of the employee stock purchase plan shares have characteristics significantly different from those of traded options, and changes in the input assumptions can materially affect the fair value estimates. The fair value of options granted and the option component of the employee stock purchase plan shares were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Plans			Employee Stock Purchase Plan
	2005	2004	2003	2005	2004	2003
Expected life (in years):
Employees	4	4	4	0.5	0.5	0.5
Executive officers	4	4	7	0.5	0.5	0.5
Risk-free interest rate	3.6%	3.0%	3.1%	3.3%	1.5%	1.1%
Expected volatility	30.2%	34.2%	36.9%	18.6%	19.1%	27.2%
Expected dividend yield	—	—	—	—	—	—
Weighted average fair value at grant date	$11.62	$10.25	$9.34	$8.14	$9.03	$7.17

Computation of Earnings per Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period. Diluted net earnings per share is computed by dividing

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

net earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares under the treasury method.

The following table sets forth the computation of net basic and diluted earnings per share:

	Fiscal Years Ended
(In thousands, except per share amounts)	2005	2004	2003
		(As Adjusted)	(As Adjusted)
Net earnings	$206,576	$167,687	$130,355
Basic weighted average shares outstanding	132,435	136,036	136,113
Dilutive stock option shares	5,051	5,858	5,776
Dilutive restricted performance shares and restricted common stock	349	321	264
Diluted weighted average shares outstanding	137,835	142,215	142,153
Net earnings per share—Basic	$1.56	$1.23	$0.96
Net earnings per share—Diluted	$1.50	$1.18	$0.92

The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the option is greater than the average market price of the shares because the inclusion of these options would be antidilutive to earnings per share. Accordingly, options to purchase 2,740,328 shares, 250,124 shares and 2,000 shares at weighted average exercise prices of $40.07, $42.25 and $29.19, respectively, were excluded from the computation of diluted weighted average shares outstanding during fiscal years 2005, 2004 and 2003, respectively.

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of revenues.

Research and Development

Research and development costs are expensed as incurred. These costs primarily include employees’ salaries, consulting fees, material costs and research grants to universities.

Software Development Costs

Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86, Computer Software to be Sold, Leased, or Otherwise Marketed. The costs to develop software have not been capitalized as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility.

Comprehensive Earnings

Comprehensive earnings include all changes in equity (net assets) during a period from non-owner sources. The change in comprehensive earnings for all periods presented resulted from a minimum pension liability adjustment, net of taxes (see Note 10).

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Taxes on Earnings

Taxes on earnings are based on pretax financial accounting income. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Reclassifications

Certain financial statement items have been reclassified to conform to the current year’s format. These reclassifications had no impact on previously reported net earnings.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning in the Company’s first quarter of fiscal year 2006. The Company does not believe the adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in the Company’s first quarter of fiscal year 2006. The Company does not believe the adoption of SFAS No. 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Creation Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet completed its evaluation of the impact of the repatriation provisions but currently expects to be in a position to finalize its assessment by the second quarter of fiscal year 2006.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaced SFAS No. 123 and superseded APB No. 25. SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB No. 25, but will be required to account for such transactions using a fair value method and recognize the expense in the consolidated statement of earnings. Additionally, SFAS No. 123R clarifies the timing for recognizing compensation expense for awards granted to retirement eligible employees when the awards continue to vest after retirement. This compensation expense must be recognized over the period from the date of

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

grant to the date retirement eligibility is met if it is shorter than the vesting term. SFAS No. 123R is effective for the Company beginning in the Company’s first quarter of fiscal year 2006. In March 2005, the SEC issued SAB No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company has evaluated the requirements of SFAS No. 123R and SAB No. 107 and expects that the adoption of SFAS No. 123R and SAB No. 107 in the first quarter of fiscal year 2006 will have a material impact on the Company’s consolidated results of operations and net earnings per share. The Company expects to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis. The Company also expects to apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of fiscal year 2006.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for accounting for and reporting a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within the net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued FSP No. FAS 143-1, Accounting for Electronic Equipment Waste Obligations (“FSP No. 143-1”), which provides guidance on the accounting for certain obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “Directive”), which was adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) sold to commercial users either remains with the commercial user until the equipment is replaced or is the responsibility of a producer selling the user new like equipment. The Directive also provides, however, that the responsibility for the management for this historical equipment is negotiable at the time of sale of the new equipment. The Directive has not yet been implemented in every EU country and specific EU country requirements may vary. FSP No. 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which the Company has significant operations. FSP No. 143-1 does not address the accounting for the disposal of waste related to equipment put on the market after August 13, 2005. The adoption of FSP No. 143-1 did not have a material effect on its consolidated financial position, results of operations or cash flows.

2. CHANGE IN METHOD OF ACCOUNTING FOR INVENTORIES

Prior to October 2, 2004, the Company accounted for U.S. inventories of Oncology Systems using the LIFO method. All other inventories were carried at the lower of cost or market (realizable value) using the FIFO or average cost method. Beginning October 2, 2004, the Company changed its accounting for Oncology Systems’ U.S. inventories from LIFO to FIFO because the Company had experienced relatively stable inventory costs (i.e., little to no inflation) over the last several years; therefore, the use of LIFO to match current costs with current revenues had no significant impact on the Company’s operating results

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

that would have been reported using FIFO. In addition, the Company believed changing to FIFO would enhance the comparability of its financial statements with those of its industry peers. In accordance with APB No. 20, Accounting Changes, the consolidated financial statements of prior years have been retroactively adjusted to apply the new inventory valuation method and accordingly, retained earnings as of September 27, 2002 has been increased by $10.5 million as a result of adjusting the inventories from their LIFO cost to FIFO cost, net of the corresponding impact on deferred tax assets. This accounting change did not have any effect on net basic and diluted net earnings per share for fiscal years 2004 and 2003. This accounting change on net earnings as previously reported for fiscal years 2004 and 2003 are as follows:

	Fiscal Years Ended
(In thousands)	2004	2003
Net earnings:
As previously reported	$167,243	$130,888
Effect of change in accounting for inventories, net of taxes on earnings	444	(533)
As adjusted	$167,687	$130,355

3. BALANCE SHEET COMPONENTS

The following tables provide details of selected balance sheet components:

(In millions)	September 30, 2005	October 1, 2004
Marketable securities:
Municipal bonds	$139.0	$255.0
Corporate debt securities	—	5.0
	139.0	260.0
Less: Short-term marketable securities	135.3	219.0
Long-term marketable securities	$3.7	$41.0

The Company has revised the classification of certain auction rate securities from cash and cash equivalents to short-term marketable securities. Auction rate securities are variable rate bonds with maturities on the face of the securities in excess of 90 days but are tied to short-term interest rates. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction.

Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The Company had historically classified these instruments as cash and cash equivalents if the period between interest rate resets was 90 days or less, which was based on the Company’s ability to either liquidate its holdings or roll its investment over to the next reset period.

Based upon the Company’s re-evaluation of these securities, the Company concluded it was appropriate to classify its auction rate securities, previously classified as cash and cash equivalents, as short-term marketable securities for each of the fiscal years presented in the accompanying consolidated balance sheets. This resulted in a reclassification from cash and cash equivalents to short-term marketable

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

securities of $106.6 million on the October 1, 2004 consolidated balance sheet. In addition, purchases of short-term and long-term marketable securities and sales of short-term marketable securities, included in the accompanying consolidated statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities during the fiscal years presented. This change in classification does not affect previously reported cash flows from operations or from financing activities in the previously reported Consolidated Statement of Cash Flows, or the previously reported Consolidated Statements of Earnings for any period. The Company accounts for its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The short-term nature and structure, the frequency with which the interest rate resets and the ability to sell auction rate securities at par and at the Company’s discretion indicate that such securities should more appropriately be classified as short-term marketable securities with the intent of meeting the Company’s short-term working capital requirements.

(In millions)	September 30, 2005	October 1, 2004
Accounts receivable:
Gross accounts receivable	$357.0	$293.0
Allowance for doubtful accounts	(5.1)	(4.3)
Accounts receivable, net	$351.9	$288.7
Inventories:		(As Adjusted)
Raw materials and parts	$96.4	$90.6
Work-in-progress	16.3	8.2
Finished goods	52.2	45.6
Total inventories	$164.9	$144.4
Property, plant and equipment:
Land and land improvements	$10.0	$6.3
Buildings	98.0	76.3
Machinery and equipment	176.1	159.9
Construction in progress	10.9	8.6
Assets subject to lease	1.9	3.7
296.9	254.8
Accumulated depreciation and amortization	(182.3)	(169.4)
Property, plant and equipment, net	$114.6	$85.4
Accrued expenses:
Deferred revenues	$96.7	$62.6
Payroll and employee benefits	96.5	87.3
Taxes, including taxes on earnings	62.1	46.1
Other	60.0	59.5
Total accrued expenses	$315.3	$255.5

Long-term accrued expenses and other liabilities:

Long-term accrued expenses are comprised of deferred income tax liabilities, accruals for environmental costs that are not expected to be expended within the next fiscal year and the mandatorily redeemable financial instrument as discussed below. The current portion of the accruals for environmental costs is included within the “Other” category of “Accrued expenses.”

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Mandatorily Redeemable Financial Instrument

In addition to purchasing the radiotherapy equipment service business (the “Service Business”) of Mitsubishi Electric Co. (“MELCO”) as discussed in more details in Note 9, the Company entered into a joint venture with MELCO on February 3, 2004, through MELCO’s purchase of a 35% ownership interest in VMS’s Japanese subsidiary (“VMS KK”) for 1.4 billion Japanese Yen, or US$13.5 million. During the three-year joint venture (“JVA”) period, MELCO is not entitled to any profits or losses generated by VMS KK. However, MELCO is entitled to elect one of the five members of VMS KK’s board of directors. At the end of the three-year JVA period, MELCO is unconditionally required to sell and VMS is unconditionally required to repurchase MELCO’s 35% ownership interest in VMS KK at the original sale price (1.4 billion Japanese Yen) and there are no settlement alternatives to such a repurchase obligation. The Company has accounted for MELCO’s 35% ownership interest as a mandatorily redeemable financial instrument, which is included in “Long-term accrued expenses and other liabilities” in the consolidated balance sheets. As of September 30, 2005, the mandatorily redeemable financial instrument amounted to US$12.5 million.

4. GOODWILL AND INTANGIBLE ASSETS

Pursuant to SFAS No. 142, Goodwill and Intangible Assets, the Company performs an annual impairment test for goodwill and intangible assts with indefinite useful lives. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss.

The Company performed its annual SFAS No. 142 goodwill impairment assessment for its three reporting units in the fourth quarter of fiscal year 2005 and determined that there was no impairment. However, the Company could be required to record impairment charges in future periods if indicators of potential impairment exist.

The impairment test for purchased intangible assets with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives, which range from approximately one to twenty years.

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” on the consolidated balance sheets as follows:

(In millions)	September 30, 2005	October 1, 2004
Intangible Assets:
Acquired existing technology	$14.1	$11.5
Patents, licenses and other	13.9	13.5
Customer contracts and supplier relationship	10.1	9.3
Accumulated amortization	(18.4)	(12.7)
Net carrying amount	$19.7	$21.6

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amortization expense for intangible assets required to be amortized under SFAS No. 142 was $5.7 million, $4.4 million and $0.8 million for fiscal years 2005, 2004 and 2003, respectively. The Company estimates amortization expense on a straight-line basis for fiscal years 2006 through 2010 and thereafter, to be as follows (in millions): $5.8, $4.5, $3.1, $2.4, $2.0, and $1.9.

The following table reflects goodwill allocated to the Company’s reportable segments and the “Other” category:

(In millions)	September 30, 2005	October 1, 2004
Oncology Systems	$108.7	$100.0
X-ray Products	0.5	0.5
Other	12.2	12.2
Total	$121.4	$112.7

Increases in goodwill and intangible assets between the balance sheet dates were primarily due to the Company’s acquisition of Sigma Micro Informatique Conseil, (“Sigma Micro”) in France in January 2005 (see Note 14).

5. RELATED PARTY TRANSACTIONS

In fiscal years 1999 and 2000, VMS invested a total of $5 million in a three member consortium for a 20% ownership interest in dpiX Holding LLC (“dpiX Holding”), which in turn invested $25 million for an 80.1% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin-film transistor arrays (“flat panels”) for the Company’s X-ray Products’ digital imaging subsystems and for its Oncology System’s PortalVision imaging systems. During fiscal years 2005, 2004 and 2003, the Company purchased flat panels from dpiX totaling approximately $11.3 million, $9.8 million and $6.7 million, respectively, which are included as a component of “Inventory” in the consolidated balance sheets and “Cost of product revenues” in the consolidated statements of earnings for such years. VMS had the right to appoint one Manager of the five person board of managers and the investment was accounted for under the equity method. In accordance with the dpiX Holding agreement, net losses were to be allocated to the other two members, in succession, until their capital accounts equaled zero, before being allocated to VMS. The dpiX Holding agreement also provided that net profits were to be allocated to the other two members, in succession, until their capital accounts equaled the net losses previously allocated, then to the three members in accordance with their ownership interests.

In September 2004, VMS acquired from another member in the consortium that member’s 20% ownership interest in dpiX Holding for $1 million. As a result, VMS has the right to appoint two managers of the five person board of managers and its ownership interest in dpiX Holding increased to 40% with the remaining 60% being held by the one other original member. When VMS acquired this additional 20% ownership interest, the capital account of the selling member was nearly zero because it was the first in the consortium to be allocated losses. However, dpiX Holding has been profitable since VMS acquired the additional 20% ownership interest. As a result, VMS was the first to be allocated net profits to recover previously allocated losses and recorded in fiscal year 2005 income on equity investment in dpiX Holding of $3.4 million, which is included in “Selling, general and administrative” expenses in the consolidated statements of earnings.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In accordance with the dpiX agreement, the member that owns the remaining 19.9% ownership interest in dpiX had the right to sell back to dpiX on any of December 31, 2004, 2005 or 2006, all of that member’s ownership interest for $5 million if dpiX had not become a publicly traded company as of those dates. In December 2004, that member exercised such right and dpiX repurchased an 8% ownership interest from that member with a payment of $2 million. The remaining 11.9% will be repurchased by dpiX in December 2005 and 2006. According to the dpiX agreement, the 8% ownership interest was allocated to the two member consortium. As a result, VMS’s ownership interest in dpiX increased from 32.0% to 35.2%.

In December 2004, VMS agreed to loan $2 million to dpiX in four separate installments, bearing interest at prime rate plus 1% per annum. The principal balance is due and payable to VMS in twelve equal quarterly installments beginning October 2006; interest is payable in full according to the same quarterly schedule, but beginning in April 2005; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable hereunder, is fully due and payable on July 10, 2009. As of September 30, 2005, the note receivable from dpiX totaled $2 million which is included in “Other Assets” in the consolidated balance sheet.

6. DEBT

Debt outstanding at September 30, 2005 and October 1, 2004 is summarized as follows:

(Dollars in millions)	September 30, 2005	October 1, 2004
Unsecured term loan, 6.70% due in installments of $6.25 payable in fiscal years 2008, 2010, 2012, and 2014	$25.0	$25.0
Unsecured term loan, 6.76% due in installments of $5.25 payable in fiscal years 2007, 2009, and 2011	15.8	21.0
Unsecured term loan, 7.15% due in annual installments of $2.5 payable in fiscal years 2006 – 2010	12.5	12.5
Loans assumed through purchases of land and buildings, 7.34% and 7.58% due in monthly installments (including principal and interest) of $0.06 payable in fiscal years 2006 – 2012 and baloon payments of $5.3 in fiscal year 2012	6.7	—
	60.0	58.5
Less: current maturities of long-term debt	2.7	5.3
Long-term debt	$57.3	$53.2

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The unsecured term loans of the long term debt currently contain a covenant that requires the Company to pay prepayment penalties if the Company elects to pay off this debt before the maturity dates and the market interest rate is lower than the fixed interest rates of the debt at the time of repayment. It also contains covenants that limit future borrowings and cash dividend payments. The covenants also require the Company to maintain specified levels of working capital and operating results. For all fiscal years presented within these consolidated financial statements, the Company was in compliance with all restrictive covenants of the unsecured term loan agreements.

Interest paid on debt was $4.1 million, $4.1 million and $4.0 million in fiscal years 2005, 2004 and 2003, respectively. At September 30, 2005, aggregate debt maturities for fiscal years 2006 through 2010 and thereafter are as follows (in millions): $2.7, $7.9, $9.0, $8.0, $9.0, and $23.4.

The fair value of the Company’s debt was estimated to be $63.7 million at September 30, 2005 based on the then-current rates available to the Company for debt of similar terms and remaining maturities. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instrument could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities, the Company measures all derivatives at fair value on the consolidated balance sheets. The accounting for gains or losses resulting from changes in the fair values of those derivatives depends upon the use of the derivative and whether it qualifies for hedge accounting. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment must be recognized in earnings, together with elements excluded from effectiveness testing and the ineffective portion of a particular hedge. The Company’s derivative instruments are recorded at their fair value in “Prepaid expenses and other current assets” and “Accrued expenses” on the Company’s consolidated balance sheets.

The Company has significant transactions denominated in foreign currencies and addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The forward exchange contracts range from one to twelve months in original maturity. As of September 30, 2005, the Company did not have any forward exchange contracts with an original maturity greater than one year.

The Company currently uses only derivatives that are designated as fair value hedges as prescribed by SFAS No. 133. For each derivative contract, the Company formally documents at the hedge’s inception the relationship between the hedging instrument (forward contract) and hedged item (firmly committed foreign currency denominated sales order), the nature of the risk being hedged, as well as its risk management objective and strategy for undertaking the hedge. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values of hedged items. As the terms of the forward contract and the underlying transaction are matched at inception, forward contract effectiveness is

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

calculated by comparing the cumulative change in the fair value of the forward contract to the change in the spot rates of the related firm commitment. If a derivative qualifies as a fair value hedge, changes in the fair value of the derivative are offset against changes in the fair value of the underlying firm commitment, the difference of which is recognized currently in “cost of revenues.” Hedges are tested for effectiveness by comparing the foreign currency forward rate at inception versus the current balance sheet rate forward adjusted. The change reflects the Company’s conclusion that, under SFAS No. 133, hedge effectiveness will not be impacted when time value is included in hedge effectiveness testing, as the critical terms of the contract and the underlying hedged item, including maturity, are matched. The Company could experience ineffectiveness on any specific hedge transaction if the hedged item (a previously firmly committed sales order) is cancelled or if the delivery date is re-scheduled.

The Company also hedges balance sheet exposures from its various foreign subsidiaries and business units. The Company enters into monthly foreign currency forward exchange contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency. These hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment under SFAS No. 133. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in “Selling, general and administrative expenses” in the consolidated statements of earnings.

Other than foreign exchange hedging activities, the Company has no other freestanding or embedded derivative instruments.

At September 30, 2005, the Company had foreign currency forward exchange contracts for fair value hedges maturing throughout fiscal year 2006 with notional values to sell $304.0 million and to purchase $11.1 million in various foreign currencies. At October 1, 2004, the Company had foreign currency forward exchange contracts for fair value hedges that matured throughout fiscal year 2005 with notional values to sell $216.9 million and to purchase $5.0 million in various foreign currencies.

8. GUARANTEES

Indemnification Agreements

In conjunction with the sale of the Company’s products in the ordinary course of business, the Company provides standard indemnification of business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to its products. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited. As of September 30, 2005, the Company had not incurred any costs since the Spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, the Company believes the estimated fair value of these arrangements is minimal.

VMS has entered into indemnification agreements with its directors and officers that may require VMS to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, and to advance their expenses incurred as a result of any legal proceeding against them as to which they could be indemnified.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accrued Product Warranty

The Company provides for estimated future costs of warranty obligations in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others that requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee. The Company warrants most of its products for a specific period of time, usually one year, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company will incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates will include historical experience of similar products, as well as reasonable allowance for start-up expenses. On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends.

The following table reflects the change in the Company’s accrued product warranty during fiscal years 2005 and 2004:

(In millions)	September 30, 2005	October 1, 2004
Accrued product warranty, beginning of fiscal year	$40.7	$36.0
Charged to cost of revenues	37.9	38.2
Actual product warranty expenditures	(39.2)	(33.5)
Accrued product warranty, end of fiscal year	$39.4	$40.7

9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

At September 30, 2005, the Company was committed to minimum rentals under noncancelable operating leases (including rent escalation clauses) for fiscal years 2006 through 2010 and thereafter, as follows (in millions): $13.5, $8.3, $6.7, $5.6, $4.0 and $10.2. Rental expense for fiscal years 2005, 2004 and 2003 (in millions) was $20.5, $16.7 and $13.4, respectively.

Other Commitments

Following a decision by MELCO to exit the radiotherapy equipment and service business and its desire to do so in a nondisruptive manner with an established radiotherapy equipment service provider, the Company entered into two separate transactions with MELCO contemporaneously whereby (i) the Company purchased MELCO’s Service Business to service MELCO’s existing customers and (ii) the Company formed a three-year JVA in Japan with MELCO that was effective as of February 3, 2004.

On February 2, 2004, VMS KK purchased the Service Business in Japan and certain other Asian and South American countries for 2.0 billion Japanese Yen, or US$19.1 million, plus a contingent “earn out” payable to MELCO at the end of the JVA period. This “earn out” payment is equivalent to 100% of the net profits or losses of the Service Business for a three-year period. The Company accounted for the purchase of the Service Business as an acquisition and 100% of the profits and losses from VMS KK are reflected in the Company’s consolidated results. The Company accounts for the “earn out” payment equivalent to 100% of

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the net profits or losses of the Service Business during the three-year period as an adjustment to the purchase price of the acquisition at the end of the JVA period. For the period from February 2, 2004 to September 30, 2005, net profits for the Service Business totaled approximately $2.1 million. Assuming no future profits and losses, $2.1 million would be payable to MELCO at the end of the three-year JVA period.

In addition to purchasing the Service Business, the Company entered into a distributor arrangement to sell MELCO radiotherapy equipment products through VMS KK for two years to allow customers interested in purchasing MELCO radiotherapy equipment products to purchase such products for a limited period of time. The Company accounts for any payment it may pay to MELCO computed on the basis of 50% of the net profits from the sale of MELCO radiotherapy equipment products during the JVA’s first two years as a VMS KK period expense. For the period from February 2, 2004 to September 30, 2005, the Company did not sell any MELCO radiotherapy equipment products.

Contingencies

The U.S. Environmental Protection Agency or third parties has named the Company as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at eight sites where the Company, as Varian Associates, Inc., is alleged to have shipped manufacturing waste for recycling or disposal. In addition, the Company is overseeing environmental cleanup projects and, as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company’s sale of its electron devices business during 1995 and the sale of its thin film systems business during 1997). Under the terms of the agreement governing the Spin-offs of VI and VSEA, by the Company in 1999, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $1.1 million, $2.1 million and $1.9 million (net of amounts borne by VI and VSEA) during fiscal years 2005, 2004 and 2003, respectively, on environmental investigation, cleanup and third-party claim costs.

For one of these sites and facilities various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities. In addition, various uncertainties make it difficult to estimate the likelihood or cost of certain third-party claims, project management costs and legal costs. As of September 30, 2005, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects for these activities ranged in the aggregate from $3.8 million to $7.2 million. The time frame over which the Company expects to complete the cleanup projects varies, ranging up to approximately 30 years as of September 30, 2005. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $3.8 million as of September 30, 2005. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

As to other sites and facilities, the Company has gained sufficient knowledge based upon formal agreements with other parties defining the Company’s future liabilities or formal cleanup plans for these sites that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the site to better estimate the scope and costs of future cleanup activities. As of September 30, 2005, the Company estimated that the Company’s future exposure

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects, including reimbursements to third party’s claims, for these sites and facilities ranged in the aggregate from $10.6 million to $45.8 million. The time frame over which these cleanup projects are expected to be complete varies with each site and facility, ranging up to approximately 30 years as of September 30, 2005. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $18.9 million at September 30, 2005. The Company accordingly accrued $12.7 million, which represents its best estimate of the future costs of $18.9 million discounted at 4%, net of inflation. This accrual is in addition to the $3.8 million described in the preceding paragraph.

At September 30, 2005, the Company’s reserve for environmental liabilities, based upon future environmental-related costs estimated as of that date, was calculated as follows:

(In millions)	Recurring Costs	Non-Recurring Costs	Total Anticipated Future Costs
Fiscal Years:
2006	$0.9	$2.1	$3.0
2007	0.8	1.4	2.2
2008	0.9	0.8	1.7
2009	0.8	0.2	1.0
2010	0.8	0.3	1.1
Thereafter	11.6	2.1	13.7
Total costs	$15.8	$6.9	22.7
Less imputed interest			(6.2)
Reserve amount			$16.5

Recurring costs include expenses for such tasks as ongoing operation, maintenance and monitoring of cleanup while non-recurring costs include expenses for such tasks as soil excavation and treatment, injection/monitoring well installation and other costs for soil and groundwater in situ treatment by injection, ground and surface water treatment system construction, soil and groundwater investigation, certain governmental agency costs required to be reimbursed by the Company, governmental agency response costs (including agency costs required to be reimbursed by the responding company), treatment system and monitoring well removal and closure, and costs to defend against and settle pending and anticipated third-party claims.

The foregoing amounts are only estimates of anticipated future environmental-related costs to cover the known cleanup projects, and the amounts actually spent may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental cleanup activities, the large number of sites and facilities involved and the amount of third-party claims. The Company believes that most of these cost ranges will narrow as cleanup activities progress. The Company believes that its reserves are adequate, but as the scope of its obligations becomes more clearly defined, these reserves (and the associated indemnification obligations of VI and VSEA) may be modified and related charges/credits against earnings may be made.

Although any ultimate liability arising from environmental-related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company’s consolidated financial statements, the likelihood of such occurrence is

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which the insurance company has agreed to pay a portion of the Company’s past and future environmental-related expenditures, and the Company therefore had a $3.2 million receivable primarily included in “Other assets” at September 30, 2005. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has paid the claims that the Company has made.

Following the Spin-offs, the Company retained the liabilities related to the medical systems business. In addition, the Company agreed to manage and defend liabilities related to legal proceedings and environmental matters arising from corporate or discontinued operations of the Company prior to the Spin-offs. VI and VSEA generally are each obligated to indemnify the Company for one-third of these liabilities (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company), including certain environmental-related liabilities described above, and to fully indemnify the Company for liabilities arising from the operations of the business transferred to each prior to the Spin-offs. The availability of such indemnities will depend upon the future financial strength of VI and VSEA. Given the long-term nature of some of the liabilities, the relevant company may be unable to fund the indemnities in the future. It is also possible that a court would disregard this contractual allocation of indebtedness, liabilities and obligations among the parties and require the Company to assume responsibility for obligations allocated to another party, particularly if such other party were to refuse or was unable to pay or perform any of its allocated obligations. In addition, the agreement governing the Spin-offs generally provides that if a court prohibits a company from satisfying its indemnification obligations, then the indemnification obligations will be shared equally between the two other companies.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. RETIREMENT PLANS

The Company sponsors the Varian Medical Systems, Inc. Retirement Plan (the “Retirement Plan”)—a defined contribution plan that is available to substantially all of its employees in the United States. Under Section 401(k) of the Internal Revenue Code, the Retirement Plan allows for tax-deferred salary contributions by eligible employees.

Participants can contribute from 1% to 40% of their annual base compensation to the Retirement Plan (up to 25% on a pre-tax basis and an additional 15% on an after-tax basis (for those employees with one or more years of service with the Company)). However, participant contributions are limited to a maximum annual amount as determined periodically by the Internal Revenue Service. The Company matches eligible participant contributions dollar for dollar for the first 6% of eligible base compensation. The Company also matches 6% of each participant’s Employee Incentive Plan (“EIP”) contribution, should the participant elect to contribute his or her EIP to the Retirement Plan. All matching contributions vest immediately. The Retirement Plan allows participants to invest up to 25% of their contributions in shares of VMS’s common stock as an investment option. The Company also sponsors four defined benefit plans for regular full-time employees in Germany, Japan, Switzerland and the United Kingdom. Total retirement and pension expense for all plans amounted to $14.4 million, $13.8 million and $12.4 million for fiscal years 2005, 2004 and 2003, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Obligations and Funded Status

The funded status of the defined benefit and post-retirement benefit plans as of the end of the fiscal year is as follows:

	Defined Benefit Plans		Post-Retirement Benefit Plans
(In millions)	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation—beginning of fiscal year	$67.1	$57.9	$6.7	$9.1
Service cost	3.1	3.0	—	—
Interest cost	3.2	2.6	0.4	0.5
Plan participants’ contributions	4.5	1.7	—	—
Actuarial (gain) loss	12.5	(0.6)	0.1	(1.6)
Foreign currency changes	(1.9)	4.5	—	—
Benefit payments	(2.6)	(2.0)	(0.6)	(0.6)
Transfers in	0.3	—	—	—
Value of employer subsidy	—	—	—	(0.7)
Benefit obligation—end of fiscal year	$86.2	$67.1	$6.6	$6.7
Change in plan assets:
Plan assets—beginning of fiscal year	$54.2	$40.5	$—	$—
Employer contributions	4.0	7.1	0.6	0.6
Actual return on plan assets	7.7	3.5	—	—
Plan participants’ contributions	4.5	1.7	—	—
Foreign currency changes	(1.9)	3.3	—	—
Benefit and expense payments	(2.6)	(1.9)	(0.6)	(0.6)
Plan assets—end of fiscal year	$65.9	$54.2	$—	$—
Funded status	$(20.3)	$(12.9)	$(6.6)	$(6.7)
Unrecognized transition obligation	—	—	2.2	2.7
Unrecognized prior service cost	1.4	1.6	0.1	—
Unrecognized net (gain) loss	19.6	12.5	(0.1)	(0.1)
Distributions	—	—	0.1	0.1
Net amount recognized	$0.7	$1.2	$(4.3)	$(4.0)
Amounts recognized within the consolidated balance sheet:
Prepaid (accrued) pension expense	$5.2	$5.2	$(4.3)	$(4.0)
Accrued benefit liability	(13.2)	(4.1)	—	—
Intangible assets	—	0.1	—	—
Accumulated other comprehensive loss	8.7	—	—	—
Net amount recognized	$0.7	$1.2	$(4.3)	$(4.0)

The Company had actuarial loss of $12.5 million for the defined benefit plans in fiscal year 2005 due primarily to decreases in discount rates used in all countries.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The total fair value of plan assets, benefit obligation and accumulated benefit obligation for those defined benefit plans where accumulated benefit obligation exceeded the fair value of plan assets as of the end of the fiscal years are as follows:

	Defined Benefit Plans
(In millions)	2005	2004
Projected benefit obligation	$52.5	$26.7
Accumulated benefit obligation	$42.0	$24.3
Fair value of plan assets	$33.0	$21.2

The accumulated benefit obligation for all defined benefit plans was $70.9 million and $55.3 million at September 30, 2005 and October 1, 2004, respectively.

Components of Net Periodic Benefit Cost

The Company’s net defined benefit and post-retirement benefit costs are composed of the following:

	Defined Benefit Plans			Post-Retirement Benefit Plans
(In millions)	2005	2004	2003	2005	2004	2003
Service cost	$3.1	$3.0	$2.2	$—	$—	$—
Interest cost	3.2	2.6	2.4	0.4	0.5	0.4
Expected return on assets	(3.0)	(2.2)	(2.1)	—	—	—
Amortization of transition asset	0.3	—	—	0.5	0.5	0.5
Amortization of prior service cost	0.1	0.1	0.1	—	—	—
Recognized actuarial loss	0.7	0.8	0.7	—	0.1	—
Net pension benefit cost	$4.4	$4.3	$3.3	$0.9	$1.1	$0.9

Additional Information

The Company evaluates each defined benefit plan annually to determine whether any additional minimum liability is required. As a result of the decreases in discount rates and a decrease in expected investment returns, an adjustment to the additional minimum pension liability was required for certain plans in fiscal year 2005. The adjustment in the liability was recorded as a charge or a (credit) to Accumulated Other Comprehensive Loss, net of taxes, in stockholders’ equity in the consolidated balance sheets.

	Fiscal Years Ended
(In millions)	2005	2004	2003
Increase (decrease) in minimum liability included in other comprehensive loss, net of taxes	$5.8	$(3.4)	$0.9

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assumptions

The assumptions used to determine net periodic benefit cost and to compute the expected long-term return on assets for the Company’s defined benefit and post-retirement benefit plans are as follows:

	Fiscal Years Ended
Net Periodic Benefit Cost	2005	2004	2003
Defined benefit plans:
Discount rates	2.25 to 5.80%	1.25 to 5.30%	2.00 to 6.00%
Rates of compensation increase	1.75 to 4.30%	1.75 to 4.00%	2.00 to 4.50%
Expected long-term return on assets	0.50 to 7.00%	0.50 to 7.00%	0.50 to 7.50%
Post-retirement benefit plans:
Discount rate	5.75%	5.50%	7.00%
Expected long-term return on assets	—	—	—

The assumptions used to measure the benefit obligations for the Company’s defined benefit and post-retirement benefit plans are as follows:

Benefit Obligations	September 30, 2005	October 1, 2004
Defined benefit plans:
Discount rates	1.75 to 5.00%	2.25 to 5.80%
Rates of compensation increase	1.75 to 4.00%	1.75 to 4.30%
Post-retirement benefit plans:
Discount rate	4.50%	5.75%

The assumptions for defined benefit plans and post-retirement benefit plans were reassessed as of September 30, 2005 and July 1, 2005, respectively. For defined benefit plans, the discount rate was decreased as of September 30, 2005 to the range of 1.75% to 5.00% based on the then-current yields on high quality AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations. The discount rate for Germany was determined using fixed-income German government investments corresponding to the duration of the benefit obligations adjusted to take into account the difference between the yield curve on high quality corporate fixed-income investments and government fixed-income investment. Additionally, the rate of projected compensation increase was adjusted as of September 30, 2005 to the range of 1.75% to 4.00% reflecting expected inflation levels and future outlook. For post-retirement benefit plans, the discount rate was decreased as of September 30, 2005 to 4.50% based on historical practice and changing duration of the benefit obligation. The Company conducted an expected long-term rate of return study on defined benefit plan assets. This study consisted of forward-looking projections for a risk-free rate of return, inflation rate, and implied equity risk premiums for particular asset classes. Historical returns were not used. The results of this study were applied to the target asset allocation in accordance with the Company’s planned investment strategies, which are implemented by outside investment managers. The expected long-term rate of return on plan assets was determined based on the weighted-average of projected returns on each asset class.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The assumptions used to determine the assumed healthcare cost trend rates for post-retirement benefit plans are as follows:

	Fiscal Years Ended
Assumed Healthcare Cost Trend Rates	2005	2004	2003
Post-retirement benefit plans:
Current medical cost trend rate	8.00 to 13.50%	9.00 to 15.00%	10.00 to 17.00%
Ultimate medical cost trend rate	5.00%	5.00%	4.75%

Assumed healthcare cost trend rates could have an effect on the amounts reported for healthcare plans. A 1.0 percentage point increase in the assumed healthcare cost trend rates would have increased the total service cost and interest cost components reported in fiscal year 2005 by $31,000 and would have increased the post-retirement benefit obligation reported in fiscal year 2005 by $536,000. A 1.0 percentage point decrease in the assumed healthcare cost trend rates would have decreased the total service cost and interest cost components reported in fiscal year 2005 by $27,000 and would have decreased the post-retirement benefit obligation in fiscal year 2005 by $475,000.

Plan Assets

The Company’s defined benefit plans weighted-average asset allocations at September 30, 2005 and October 1, 2004 and target allocations for fiscal year-end 2005, by asset category, were as follows:

	September 30,	Defined Benefit Plans
	2005 Target Allocations	September 30, 2005	October 1, 2004
Equity securities	39.3%	37.2%	45.7%
Debt securities	43.7	44.1	32.8
Real estate	5.2	2.3	3.3
Other(1)	11.8	16.4	18.2
Total	100.0%	100.0%	100.0%

(1)   The other category represents investments in money market funds and in portfolios of insurance companies.

The investment objectives of the Company in respect of the defined benefit plan are to generate returns that will enable the defined benefit plans to meet their future obligations. The precise amount of these obligations depends on future events, including the life expectancy of the benefit plans’ members and the level of salary increase. The obligations are estimated using actuarial assumptions, based on the current economic environment. The investment strategy depends on the country to which the defined benefit plan applies. The investment objectives of some defined benefit plans are more conservative than the others. In general, the investment strategy of the defined benefit plans is to balance the requirement to generate return using higher-returning assets such as equity securities, with the need to control risk with less volatile assets, such as fixed income securities. Risks include, among others, the likelihood of the defined benefit plans becoming underfunded, thereby increasing their dependence on contributions from the Company. Within each asset class, careful consideration is given by investment managers to balance the portfolio among industry sectors, geographies, interest rate sensitivity, dependence on economic growth, currency and other factors that affect investment returns.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company funds post-retirement benefit plans on a cash basis as benefits are paid. No assets have been segregated and restricted to provide postretirement benefits.

Medicare Prescription Drug Act

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Prescription Drug Act”) was signed into law. The Prescription Drug Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company is impacted by the Prescription Drug Act since it sponsors postretirement benefit plans that provide prescription drug benefits. However, rather than applying for the federal subsidy as the Company had anticipated in fiscal year 2004, the Company will enroll all Medicare eligible retirees beginning in fiscal year 2006 in either Medicare Advantage plans or in health plans where prescription drug benefits are supplied via fully insured Prescription Drug Plans. The impact of the Prescription Drug Act on the accumulated postretirement benefit obligation was immaterial.

Estimated Contributions and Future Benefit Payments

The Company made contributions to the defined benefit plans of $4.0 million during the fiscal year 2005. This amount was significantly lower than the contributions of $7.1 million made for fiscal year 2004 due to a discretionary employer contribution of $3.6 million made to the defined benefit plan in the United Kingdom during the second half of fiscal year 2004. The Company expects total contributions to the defined benefit plans and the post-retirement benefit plans for fiscal year 2006 to be approximately $3.7 million and approximately $0.5 million, respectively.

Estimated future benefit payments at September 30, 2005 are as follows:

(In millions)	Defined Benefit Plans	Post-Retirement Benefit Plans	Total
Fiscal Years:
2006	$2.4	$0.5	$2.9
2007	2.2	0.5	$2.7
2008	2.7	0.5	$3.2
2009	3.1	0.6	$3.7
2010	3.3	0.6	$3.9
2011-2015	20.4	2.5	$22.9
	$34.1	$5.2	$39.3

11. STOCKHOLDERS’ EQUITY

Stockholder Rights Plan

The VMS’s Board of Director has adopted a stockholder rights plan. Under the plan, a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock was made to stockholders of record on December 4, 1998 and one Right issued in connection with each share of VMS’s common stock issued thereafter. The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock (an “Acquiring Person”) or announces a tender offer for 15% or more of the common stock. Each Right entitles stockholders to buy one one-thousandth

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of a share of VMS’s Participating Preferred Stock, par value $1.00 per share, of VMS at an exercise price of $105 per Right, subject to adjustment from time to time. However, if any person becomes an Acquiring Person, each Right will then entitle its holder (other than the Acquiring Person) to purchase at the exercise price VMS’s common stock (or, in certain circumstances, VMS’s Participating Preferred Stock) having a market value at that time of twice the Right’s exercise price. These Rights would also entitle holders (other than the Acquiring Person) to purchase at the exercise price common stock of the Acquiring Person having a market value at that time of twice the Right’s exercise price if the Acquiring Person were to control VMS’s Board of Directors and cause VMS to enter into certain mergers or other transactions. In addition, if an Acquiring Person acquired between 15% and 50% of VMS’s voting stock, VMS’s Board of Directors may, at its option, exchange one share of VMS’s common stock for each Right held (other than Rights held by the Acquiring Person). The Rights will expire on December 4, 2008, unless earlier redeemed by the Board of Directors at $0.001 per Right.

Stock Repurchase Program

On February 14, 2003, VMS announced that its Board of Directors had authorized a repurchase of up to two million shares (on a pre-July 30, 2004 stock split basis) of its common stock over the period through February 29, 2004. On November 12, 2003, VMS’s Board of Directors authorized a repurchase of up to an additional three million shares (on a pre-July 30, 2004 stock split basis) of its common stock over the period through August 31, 2005. On November 19, 2004, VMS announced that its Board of Directors had authorized a further repurchase by VMS of up to six million shares of its common stock over the period through December 31, 2005. During fiscal years 2005, 2004 and 2003, VMS paid $227 million, $202 million and $105 million, respectively, to repurchase 5,960,000 shares, 5,576,000 shares and 3,969,200 shares, respectively, of its common stock. All shares that had been repurchased were retired. As of September 30, 2005, VMS could still repurchase up to an additional 1,500,000 shares of its common stock under the November 19, 2004 authorization. This authorization will expire on December 31, 2005 on any remaining shares of common stock not repurchased.

Stock Split

On June 14, 2004, VMS’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. The distribution of the shares was made on July 30, 2004 to stockholders of record as of June 30, 2004. Unless otherwise stated, all references in the consolidated financial statements to the number of shares and per share amounts of VMS’s common stock for the periods prior to July 30, 2004 have been retroactively restated to reflect the increased number of shares resulting from the two-for-one stock split.

12. EMPLOYEE STOCK COMPENSATION PLANS

Employee Stock Plans

During fiscal year 1991, VMS adopted the stockholder-approved Omnibus Stock Plan (the “Omnibus Plan”) under which shares of common stock can be issued to officers, directors, key employees and consultants. The Omnibus Plan was amended and restated as of the Spin-offs. The maximum number of shares that could have been issued was limited to twenty million shares. Stock options granted under the Omnibus Plan have an exercise price equal to the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. Options granted under the Omnibus Plan before November 2000 were generally exercisable in cumulative installments of one-third each year, commencing one year following date of grant. Options granted after November 2000 were exercisable in

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the following manner: the first one-third one year from the date of grant, with the remainder vesting monthly during the following two-year period; and the options expire if not exercised within ten years from date of grant. No further awards may be made under the Omnibus Plan.

In November 2000, VMS adopted the 2000 Stock Option Plan (the “2000 Plan”), which was intended to supplement the Omnibus Plan. The maximum number of shares that could have been issued was limited to twelve million shares. The 2000 Plan is similar to the Omnibus Plan in all material respects, with the exception that shares available for awards under the 2000 Plan may not be issued to directors or officers of VMS. Stock options granted under the 2000 Plan are exercisable for the first one-third of the option shares one year from the date of grant, with the remainder vesting monthly during the following two-year period. Other terms of the 2000 Plan mirror the Omnibus Plan. No further awards may be made under the 2000 Plan.

In February 2005, VMS’s stockholders approved the 2005 Omnibus Stock Plan (the “2005 Plan”), which provides for the grant of four million shares of equity incentive awards, including stock options, restricted stock, stock appreciation rights, performance units, restricted stock units and performance shares plus the number of shares authorized for issuance, but never issued, under the Omnibus Plan and the 2000 Plan, the number of shares subject to awards previously granted under the Omnibus Plan and 2000 Plan that terminate, expire, or lapse and amounts granted in substitution of options in connection with certain transactions. For purposes of the total number of shares available for grant under this 2005 Plan, any shares that are subject to awards of stock options or stock appreciation rights shall be counted against the available-for-grant limit as one share for every one share issued, and any shares issued in connection with awards other than stock options and stock appreciation rights shall be counted against the available-for-grant limit as three shares for every one share issued. All awards may be subject to restrictions on transferability and continued employment as determined by the Compensation and Management Development Committee.

During fiscal year 2001, VMS granted to several of its senior executives 363,632 restricted performance shares under the Omnibus Plan, which will vest in November 2005. During fiscal year 2003, VMS granted to a senior executive 6,000 shares of restricted common stock under the Omnibus Plan, which vest in cumulative installments of one-fourth each year, commencing one year following date of grant. During fiscal year 2005, VMS granted to another senior executive and an employee 44,368 shares and 1,000 shares, respectively, of restricted common stock under the Omnibus Plan and the 2005 Plan, respectively. The restricted common stock granted to the senior executive in fiscal year 2005 vest in cumulative installments of one-third every five years. The restricted common stock granted to the employee in fiscal year 2005 vest in cumulative installments of one-half every six months. In the event that VMS terminates the executives’ or employee’s service prior to the end of the vesting period or the executive or employee retires more than three years prior to the date such vesting occurs, any unvested restricted common stock is forfeited. Deferred stock compensation for restricted common stock is measured at the stock’s fair value on the date of grant and is being amortized over their respective vesting periods. For fiscal years 2005, 2004 and 2003, VMS recognized amortization of deferred stock compensation of $1.1 million, $1.2 million and $1.1 million, respectively in “Selling, general and administrative expenses” in the consolidated statements of earnings.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of option activity under the Omnibus Plan, the 2000 Plan and the 2005 Plan (together, the “Employee Stock Plans”) is presented below:

		Options Outstanding
(In thousands, except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at September 27, 2002 (12,482 options exercisable at a weighted average exercise price of $8.53)	11,814	17,602	$10.84
Granted(1)	(3,066)	3,060	24.41
Canceled or expired(2)	66	(132)	11.70
Exercised	—	(4,036)	7.63
Balance at September 26, 2003 (12,224 options exercisable at a weighted average exercise price of $11.36)	8,814	16,494	$14.13
Granted	(3,266)	3,266	32.90
Canceled or expired(2)	102	(108)	25.35
Exercised	—	(3,408)	11.41
Balance at October 1, 2004 (11,953 options exercisable at a weighted average exercise price of $14.30)	5,650	16,244	$18.40
Authorized	4,000	—	—
Granted(1)	(2,767)	2,725	39.58
Canceled or expired	67	(67)	32.48
Exercised	—	(2,296)	13.06
Balance at September 30, 2005	6,950	16,606	$22.56

(1)          During fiscal year 2003, VMS granted to an officer 6,000 shares of restricted common stock. During fiscal year 2005, VMS granted to a senior executive 44,368 shares of restricted common stock under the Omnibus Plan and to an employee 1,000 shares of restricted common stock under the 2005 Plan. In addition, restricted common stock awarded from the 2005 Plan is deducted from shares available for grant in a 1 to 3 ratio in accordance with the 2005 Plan agreement.

(2)          During fiscal year 2005, there were no canceled or expired options that were granted before the Spin-offs. During fiscal years 2004 and 2003, VMS excluded from shares available for grant 6,000 shares and 66,000 shares, respectively, of canceled or expired options that were granted before the Spin-offs under VMS’s previous, now inactive, stock option plans.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes information about options outstanding and exercisable under the Employee Stock Plans at September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Oustanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
(Shares in thousands)
$3.88 – $4.54	219	0.6	$4.40	219	$4.40
$4.58	1,667	3.4	$4.58	1,667	$4.58
$4.63 – $6.42	144	1.7	$5.50	144	$5.50
$6.66 – $13.89	187	3.0	$8.44	187	$8.44
$13.95	3,829	4.8	$13.95	3,829	$13.95
$14.73 – $21.27	2,287	5.7	$17.93	2,287	$17.93
$21.50 – $29.19	2,496	6.6	$24.41	2,340	$24.41
$32.10 – $46.07	5,777	8.1	$36.04	2,088	$33.52
Total	16,606	6.1	$22.56	12,761	$18.22

Employee Stock Purchase Plan

VMS has an Employee Stock Purchase Plan (the “ESPP”), under which eight million shares of common stock can be issued to substantially all employees in the United States. The participants’ purchase price for VMS common stock under the ESPP is the lower of 85% of the closing market price on the first trading day of each six-month period in the fiscal year or the last trading day of the same six-month period. During fiscal years 2005, 2004 and 2003, VMS issued approximately 290,000 shares, 270,000 shares and 290,000 shares, respectively, under the ESPP for $8.2 million, $7.2 million and $5.9 million, respectively. At September 30, 2005, approximately 5,286,000 shares were available for issuance under the ESPP.

13. TAXES ON EARNINGS

Taxes on earnings are as follows:

	Fiscal Years Ended
(In millions)	2005	2004	2003
		(As Adjusted)	(As Adjusted)
Current provision:
Federal	$50.2	$47.5	$51.8
State and local	6.1	7.5	7.3
Foreign	40.0	25.1	20.6
Total current	96.3	80.1	79.7
Deferred provision (benefit):
Federal	3.6	11.3	(9.4)
State and local	—	0.8	(0.2)
Foreign	1.9	(1.9)	0.1
Total deferred	5.5	10.2	(9.5)
Taxes on earnings	$101.8	$90.3	$70.2

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company accounts for income taxes using SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 provides for an asset and liability approach under which deferred income taxes are based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

Earnings from operations before taxes are generated from the following geographic distribution:

	Fiscal Years Ended
(In thousands)	2005	2004	2003
		(As Adjusted)	(As Adjusted)
United States	$127,089	$163,005	$130,608
Foreign	181,237	94,982	69,947
	$308,326	$257,987	$200,555

The effective tax rate differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Years Ended
	2005	2004	2003
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	1.3	2.1	2.3
Non-U.S. income taxed at different rates, net	(2.7)	(0.6)	(0.7)
Extra-territorial income exclusion/Foreign Sale Corporation	(0.7)	(0.8)	(1.0)
Research and development credit	(0.4)	(0.2)	(0.2)
Other	0.5	(0.5)	(0.4)
Effective tax rate	33.0%	35.0%	35.0%

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant components of deferred tax assets and liabilities are as follows:

(In millions)	September 30, 2005	October 1, 2004
		(As Adjusted)
Deferred Tax Assets:
Deferred revenues	$32.9	$24.0
Deferred compensation	19.2	16.3
Product warranty	12.9	13.2
Environmental and other provisions	12.1	14.2
Inventory adjustments	11.5	9.9
Capitalized research and development	3.2	4.2
State deferred taxes	2.0	2.0
Other	9.7	5.9
	103.5	89.7
Deferred Tax Liabilities:
Net undistributed profits of foreign subsidiaries	23.3	11.4
Goodwill amortization	6.8	5.6
Accelerated depreciation	4.5	3.5
Other	4.5	3.0
	39.1	23.5
Net deferred tax assets	$64.4	$66.2
Reported As:
Net current deferred tax assets	$95.5	$81.1
Net long-term deferred tax liabilities (included in “Long-term accrued expenses”)	(31.1)	(14.9)
Net deferred tax assets	$64.4	$66.2

The Company has not provided for U.S. federal income and foreign withholding taxes on $239.7 million of cumulative undistributed earnings of non-U.S. subsidiaries. Historically, such earnings have been intended to be reinvested in the non-U.S. subsidiaries for an indefinite period of time. If such earnings were not considered to be reinvested indefinitely, additional deferred taxes of $24.6 million would be provided. Where excess cash has accumulated in the Company’s non-U.S. subsidiaries and it is advantageous for tax or foreign exchange reasons, subsidiary earnings are remitted.

The Jobs Creation Act was enacted in October 2004. The Jobs Creation Act creates a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and requirements and, as of today, uncertainty remains as to how to interpret numerous provisions of the Jobs Creation Act. As such, the Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the United States. Based on the Company’s analysis to date, however, it is reasonably possible that it may repatriate up to $175 million, with the respective tax liability of up to $16 million. The Company currently expects to be in a position to finalize its assessment by the second quarter of fiscal year 2006.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income taxes paid are as follows:

	Fiscal Years Ended
(In millions)	2005	2004	2003
Federal income taxes paid, net	$32.8	$10.2	$42.3
State income taxes paid, net	4.1	2.7	8.0
Foreign income taxes paid, net	27.3	15.8	13.4
Total	$64.2	$28.7	$63.7

14. BUSINESS COMBINATIONS

On January 17, 2005, the Company acquired a 100% ownership interest in Sigma Micro, a privately held supplier of information management software for radiation oncology and medical oncology in cancer clinics and hospitals in France, for approximately $13.6 million in cash. Pro forma results of operations have not been presented because the acquisition was not material to the consolidated financial statements. In connection with this acquisition, $10.8 million was allocated to goodwill, $3.8 million was allocated to identifiable intangible assets, $0.2 million was allocated to in-process research and development expense (included in “Selling, general and administrative” expenses in the consolidated statement of earnings) and ($1.2) million, net, was allocated to assets and liabilities.

During fiscal year 2004, the Company acquired the assets and liabilities of three businesses. The consolidated financial statements include the operating results of each acquired business from the date of acquisition. Pro forma results of operations have not been presented because none of these acquisitions was material to the consolidated financial statements.

Summary of purchase transactions in fiscal year 2004:

Entity Name	Consideration	Closing Date
(In millions)
Zmed, Inc.	$33.6	October 2003
Mitsubishi Radiotherapy Equipment Service Business	$19.1	February 2004
OpTx Corporation	$17.9	March 2004

The Company’s methodology for allocating the purchase price to these acquisitions was determined using commonly accepted valuation techniques in the high-technology industry. The valuation method used by the Company included the income approach which established the fair value of the assets based on the value of the cash flows that the assets can be expected to generate in the future using the discounted cash flow method. The purchase price of each acquisition was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of acquisition, including identifiable intangible assets, with the remaining amount being classified as goodwill. In connection with these acquisitions, $50.6 million was allocated to goodwill, $21.5 million was allocated to intangible assets and $(1.5) million was allocated to tangible net assets.

In fiscal year 2003, the Company acquired the remaining 5% of Nippon Oncology Systems, Ltd. for $135,000, bringing the Company’s total ownership interest to 100%.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. SEGMENT INFORMATION

Description of Segments

The Company’s operations are grouped into two reportable industry segments: Oncology Systems and X-ray Products. These reportable segments were determined based on how management views and evaluates the Company’s operations. Ginzton Technology Center (“GTC”) and BrachyTherapy are reflected in the “Other” category. Other factors included in segment determination were similar economic characteristics, distribution channels, manufacturing environment, technology and customers. The Company evaluates performance and allocates resources primarily based on operating earnings. The accounting policies of the reportable segments are the same as those disclosed in the summary of significant accounting policies.

The Oncology Systems business segment designs, manufactures, sells and services hardware and software products for treating cancer with radiation, including linear accelerators, treatment simulation and verification products, information management and treatment planning software and other sophisticated accessory products and services. These products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy treatments and offer the advanced treatment processes of intensity modulated radiation therapy, or IMRT, and image guided radiation therapy, or IGRT. Oncology Systems’ customers include comprehensive cancer treatment clinics, university research and community hospitals, private and governmental institutions, healthcare agencies, doctors’ offices and cancer care clinics worldwide.

The X-ray Products business segment manufactures and sells X-ray imaging components and subsystems, namely (i) X-ray tubes for use in a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, mammography, special procedures and industrial applications and (ii) flat panel imaging products (also commonly referred to as flat panel detectors) for digital X-ray image capture, which is an alternative to image intensifier tubes for fluoroscopy and X-ray film for radiography. X-ray tubes and flat panel detectors are sold to original equipment manufacturers, or OEMs, that incorporate these X-ray imaging components and subsystems into their medical diagnostic and industrial imaging systems. X-ray tubes are also sold directly to end-users for replacement purposes. Flat panel detectors are also being incorporated into next generation imaging equipment, including equipment for IGRT such as the On-Board Imager System, or OBI, and for dental CT scanning and veterinary X-rays imaging.

GTC and BrachyTherapy operations are reported in an “Other” category because neither GTC nor BrachyTherapy operations meets the criteria of a reportable operating segment as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Through GTC, the Company is developing technologies that enhance its current businesses or may lead to new business areas, including next generation digital X-ray imaging technology, volumetric and functional imaging, improved X-ray sources and technology for security and cargo screening applications. In addition, the Company is developing technologies and products that promise to improve disease management by more precise targeting of radiation, as well as by employing targeted energy and molecular agents to enhance the effectiveness and broaden the application of radiation therapy. The BrachyTherapy operations manufacture, sell and service advanced brachytherapy products, which include treatment planning software, afterloaders and applicators. These brachytherapy products are being used for partial breast irradiation and many other applications.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Segment Data

	Revenues			Operating Earnings
(In millions)	2005	2004	2003	2005	2004	2003
					(As Adjusted)	(As Adjusted)
Oncology Systems	$1,139	$1,031	$856	$290	$251	$200
X-ray Products	195	165	153	39	31	29
Total reportable segments	$1,334	$1,196	$1,009	$329	$282	$229
Other	49	40	33	7	1	(2)
Corporate	—	—	—	(31)	(26)	(29)
Total company	$1,383	$1,236	$1,042	$305	$257	$198

	Depreciation & Amortization			Capital Expenditures
	2005	2004	2003	2005	2004	2003
Oncology Systems	$15	$13	$8	$27	$16	$8
X-ray Products	6	7	7	4	3	3
Total reportable segments	$21	$20	$15	$31	$19	$11
Other	1	1	1	1	1	1
Corporate	5	4	4	19	4	7
Total company	$27	$25	$20	$51	$24	$19

	Total Assets			Goodwill
	2005	2004	2003	2005	2004	2003
		(As Adjusted)	(As Adjusted)
Oncology Systems	$647	$547	$430	$108	$100	$47
X-ray Products	85	77	70	1	1	1
Total reportable segments	$732	$624	$500	$109	$101	$48
Other	27	28	27	12	12	12
Corporate	558	529	536	—	—	—
Total company	$1,317	$1,181	$1,063	$121	$113	$60

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The reconciliation of segment operating results information to the Company’s earnings from operations before taxes was as follows:

(In millions)	2005	2004	2003
		(As Adjusted)	(As Adjusted)
Earnings from operations before taxes:
Oncology Systems	$290	$251	$200
X-ray Products	39	31	29
Total reportable segments	$329	$282	$229
Other	7	1	(2)
Corporate	(31)	(26)	(29)
Interest income, net	3	1	3
Total company	$308	$258	$201

Geographic Information

	Revenues			Long-Lived Assets
(In millions)	2005	2004	2003	2005	2004	2003
United States	$703	$655	$611	$185	$166	$110
International	680	581	431	71	54	36
Total company	$1,383	$1,236	$1,042	$256	$220	$146

The Company operates various manufacturing and marketing operations outside the United States. Allocation between domestic and foreign revenues is based on final destination of products sold. No single foreign country represented 10% or more of the Company’s total revenues for fiscal years 2005, 2004 and 2003. Revenues between geographic areas are accounted for at cost plus prevailing markups arrived at through negotiations between profit centers. Intercompany and intracompany profits are eliminated in consolidation.

16. SUBSEQUENT EVENT

On November 21, 2005, the Company announced that its Board of Directors had authorized the repurchase by the Company of up to an additional six million shares of its common stock over the period through December 31, 2006. The Company expects repurchases will be made in accordance with Rule 10b-18 and may include a plan designed to satisfy the Rule 10b5-1 safe harbor. Shares will be retired and canceled upon repurchase.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year 2005
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenue	$299.0	$350.9	$346.5	$386.2	$1,382.6
Gross margin	$125.2	$150.2	$151.9	$165.7	$593.0
Net earnings	$40.3	$54.2	$51.2	$60.9	$206.6
Net earnings per share:
Basic	$0.30	$0.41	$0.39	$0.47	$1.56
Diluted	$0.29	$0.39	$0.37	$0.45	$1.50

	Fiscal Year 2004 (As Adjusted)
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenue	$267.0	$320.6	$303.1	$344.8	$1,235.5
Gross margin	$106.7	$132.5	$131.0	$148.0	$518.2
Net earnings	$29.3	$43.8	$42.7	$51.9	$167.7
Net earnings per share:
Basic	$0.22	$0.32	$0.31	$0.38	$1.23
Diluted	$0.21	$0.31	$0.30	$0.37	$1.18

The four quarters for net earnings per share may not add to the total year because of differences in the weighted average number of shares outstanding during the quarters and the year.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of September 30, 2005. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as indicated in their report which appears immediately after this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Varian Medical Systems, Inc.:

We have completed an integrated audit of Varian Medical Systems, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Varian Medical Systems, Inc. and its subsidiaries at September 30, 2005 and October 1, 2004 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective October 2, 2004, the Company changed its method of accounting for U.S. inventories of Oncology Systems from the LIFO method to the FIFO method.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
December 9, 2005

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.   Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)          Report of management on internal control over financial reporting.   The information required to be furnished pursuant to this item is set forth under the caption “Report of Management on Internal Control over Financial Reporting” on page 108 of this Annual Report on Form 10-K.

(c)           Changes in internal control over financial reporting.   There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)          Certificates.   Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rule 13a-14(a) of the Exchange Act are attached as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K. The information required by this item with respect to our directors, our Audit Committee and audit committee financial expert is incorporated by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the captions “Proposal One—Election of Directors.” The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the caption “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance.”

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

3.                Finally, click on “Code of Ethics.”

Additionally, copies of our Code of Business Ethics may also be obtained without charge by sending a written request to our Secretary at our executive offices.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website, at the address and location specified above.

Furthermore, since our common stock is listed on the NYSE, our Chief Executive Officer is required to make, and he has made as of March 22, 2005, a CEO’s Annual Certification to the NYSE in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that he was not aware of any violations by us of the NYSE corporate governance listing standards.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the caption “Compensation of Directors and the Named Executive Officers.”

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of September 30, 2005 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders(1)	9,582,982 (2)	$18.81	12,235,615 (3)
Equity compensation plans not approved by security holders(4)	7,023,129	$27.67	—
Total	16,606,111	$22.56	12,235,615

(1)          Consists of the Omnibus Stock Plan, the 2005 Omnibus Stock Plan and the Employee Stock Purchase Plan. Effective February 17, 2005, no further grants are to be made from the Omnibus Stock Plan.

(2)          Excludes purchase rights accruing under the Company’ Employee Stock Purchase Plan which had 5,285,812 shares of common stock available for future issuance.

(3)          Includes 5,285,812 shares available for future issuance under the Employee Stock Purchase Plan.

(4)          Consists of the 2000 Stock Option Plan. Effective February 17, 2005, no further grants are to be made from the 2000 Stock Option Plan.

The 2000 Stock Option Plan was intended to supplement the Omnibus Stock Plan. The 2000 Stock Option Plan is similar to the Omnibus Stock Plan in all-material respects, with the exception that shares available for awards under the 2000 Stock Option Plan may not be issued to directors or officers of the Company. For a description of the material features of the Omnibus Stock Plan and the 2000 Stock Option Plan, See Note 12 “Omnibus Stock and Employee Stock Purchase Plans” of the Notes to the Consolidated Financial Statements. The 2005 Omnibus Stock Plan, which was approved by the Company’s stockholders on February 17, 2005, replaced the 2000 Stock Option Plan and the Omnibus Stock Plan and, concurrent with the approval of the 2005 Omnibus Stock Plan, no further grants are to be made from the 2000 Stock Option Plan or the Omnibus Stock Plan.

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of management is incorporated by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the caption “Stock Ownership—Beneficial Ownership of Certain Stockholders, Directors and Executive Officers.”

Item 13.   Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the caption “Compensation of Directors and the Named Executive Officers.”

Item 14.   Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.   Exhibits and Financial Statement Schedules

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

•       Consolidated Statements of Cash Flows

•       Notes to the Consolidated Financial Statements

•       Report of Independent Registered Public Accounting Firm

(2)   Consolidated Financial Statement Schedule:

The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2005, 2004 and 2003 is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries.

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

3.2	The Company’s By-Laws, as amended, effective November 17, 2005 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on November 23, 2005).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

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

10.12†

Registrant’s Frozen Deferred Compensation Plan. (incorporated by reference to Exhibit No. 10.17 to the registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2000, File No. 1-7598).

10.13†	Registrant’s 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 99.3 of registrant’s Current Report on Form 8-K filed on November 23, 2005, File No. 1-7598).
10.14†

Registrant’s Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit No. 10.2 to the registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).

10.15†

Registrant’s Retirement Plan (incorporated by reference to Exhibit No. 99.1 to the registrant’s Registration Statement on Form S-8 filed on March 14, 2001, and amended June 20, 2001, Registration No. 333-57012).

10.16†

Registrant’s Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.3 to the registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).

10.17†

Registrant’s Form of Restricted Stock Agreement under the Varian Medical Systems, Inc. 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2005, File No. 1-7598).

10.18†

Registrant’s Form of Nonqualified Stock Option Agreement under the Varian Medical Systems, Inc. 2005 Omnibus Stock Plan (incorporated by reference to the registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2005, File No. 1-7598).

10.19†

Registrant’s Form of Nonqualified Stock Option Agreement for Directors under the Varian Medical Systems, Inc. 2005 Omnibus Stock Option Plan (incorporated by reference to the registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2005, File No. 1-7598).

10.20†

Registrant’s Description of Management Incentive Plan as Administered by the Compensation and Management Development Committee of the Board of Directors of Varian Medical Systems, Inc. for Fiscal Year 2005. (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K Annual Report for the fiscal year ended October 1, 2004, File No. 1-7598).

10.21†	Description of Certain Compensatory Arrangements between the registrant and the Non-Employee Directors and the Executive Officers as of November 17, 2005.
10.22†	Registrant’s 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on February 24, 2005, File No. 1-7598).

10.23†

Registrant’s Employment Letter dated September 17, 2004 with Dow R. Wilson as Corporate Vice President and President, Oncology Systems, effective January 10, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q Quarterly Report for the quarter ended December 31, 2004, File No. 1-7598).

10.24†

Amendment to the Company’s Employment Letter dated August 5, 2005 with Dow R. Wilson (incorporated by reference to Exhibit 10.1 to registrant’s Form 10-Q Quarterly Report for the quarter ended July 1, 2005, File No. 1-7598)

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

Dated: December 9, 2005
VARIAN MEDICAL SYSTEMS, INC.
	By:	/s/ ELISHA W. FINNEY
Elisha W. Finney
Senior Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ RICHARD M. LEVY	Chairman of the Board and	December 9, 2005
Richard M. Levy	Chief Executive Officer
(Principal Executive Officer)
/s/ ELISHA W. FINNEY	Senior Vice President, Finance and	December 9, 2005
Elisha W. Finney	Chief Financial Officer
(Principal Financial Officer)
/s/ CRISANTO C. RAIMUNDO	Corporate Vice President and	December 9, 2005
Crisanto C. Raimundo	Corporate Controller
(Principal Accounting Officer)
/s/ TIMOTHY E. GUERTIN	Director and President and	December 9, 2005
Timothy E. Guertin	Chief Operating Officer
SUSAN L. BOSTROM*	Director
JOHN SEELY BROWN*	Director
R. ANDREW ECKERT*	Director
SAMUEL HELLMAN*	Director
ALLEN S. LICHTER*	Director
DAVID W. MARTIN, JR.*	Director
RUEDIGER NAUMANN-ETIENNE*	Director
KENT J. THIRY*	Director

*By:	/s/ ELISHA W. FINNEY	December 9, 2005
Elisha W. Finney
Attorney-in-Fact

Schedule II

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Description	Balance at Beginning of Period	Charged to Bad Debt Expense	Write-Offs/ Adjustments Charged to Allowance	Balance at End of Period
		(In thousands)
2005	Allowance for doubtful accounts receivable	$4,344	$1,418	$624	$5,138
2004	Allowance for doubtful accounts receivable	$4,306	$805	$767	$4,344
2003	Allowance for doubtful accounts receivable	$2,595	$2,160	$449	$4,306

EXHIBIT INDEX

Exhibit Number	Description
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

3.2	The Company’s By-Laws, as amended, effective November 17, 2005 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on November 23, 2005).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
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

10.12†

Registrant’s Frozen Deferred Compensation Plan. (incorporated by reference to Exhibit No. 10.17 to the registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2000, File No. 1-7598).

10.13†	Registrant’s 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 99.3 of registrant’s Current Report on Form 8-K filed on November 23, 2005, File No. 1-7598).
10.14†

Registrant’s Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit No. 10.2 to the registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).

10.15†

Registrant’s Retirement Plan (incorporated by reference to Exhibit No. 99.1 to the registrant’s Registration Statement on Form S-8 filed on March 14, 2001, and amended June 20, 2001, Registration No. 333-57012).

10.16†

Registrant’s Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.3 to the registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).

10.17†

Registrant’s Form of Restricted Stock Agreement under the Varian Medical Systems, Inc. 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2005, File No. 1-7598).

10.18†

Registrant’s Form of Nonqualified Stock Option Agreement under the Varian Medical Systems, Inc. 2005 Omnibus Stock Plan (incorporated by reference to the registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2005, File No. 1-7598).

10.19†

Registrant’s Form of Nonqualified Stock Option Agreement for Directors under the Varian Medical Systems, Inc. 2005 Omnibus Stock Option Plan (incorporated by reference to the registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2005, File No. 1-7598).

10.20†

Registrant’s Description of Management Incentive Plan as Administered by the Compensation and Management Development Committee of the Board of Directors of Varian Medical Systems, Inc. for Fiscal Year 2005. (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K Annual Report for the fiscal year ended October 1, 2004, File No. 1-7598).

10.21†	Description of Certain Compensatory Arrangements between the registrant and the Non-Employee Directors and the Executive Officers as of November 17, 2005.
10.22†	Registrant’s 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on February 24, 2005, File No. 1-7598).
10.23†

Registrant’s Employment Letter dated September 17, 2004 with Dow R. Wilson as Corporate Vice President and President, Oncology Systems, effective January 10, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q Quarterly Report for the quarter ended December 31, 2004, File No. 1-7598).

10.24†

Amendment to the Company’s Employment Letter dated August 5, 2005 with Dow R. Wilson (incorporated by reference to Exhibit 10.1 to registrant’s Form 10-Q Quarterly Report for the quarter ended July 1, 2005, File No. 1-7598)

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