Form 10-Q
period 2005-12-30
VARIAN MEDICAL SYSTEMS INC
filed 2006-02-06
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2005

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 132,119,612 shares of Common Stock, par value $1 per share, outstanding as of January 27, 2006.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended December 30, 2005

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	December 30, 2005	December 31, 2004
Revenues:
Product	$274,973	$248,171
Service contracts and other	59,258	50,785
Total revenues	334,231	298,956

Cost of revenues:
Product (1)	161,745	145,586
Service contracts and other (1)	33,722	28,186
Total cost of revenues	195,467	173,772

Gross margin	138,764	125,184

Operating expenses:
Research and development (1)	22,217	18,368
Selling, general and administrative (1)	56,783	46,190
Total operating expenses	79,000	64,558

Operating earnings	59,764	60,626
Interest income	2,750	1,958
Interest expense	(1,084)	(1,505)
Earnings from operations before taxes	61,430	61,079
Taxes on earnings (1)	20,270	20,770
Net earnings	$41,160	$40,309
Net earnings per share — Basic	$0.31	$0.30
Net earnings per share — Diluted	$0.30	$0.29

Weighted average shares used in the calculation of net earnings per share - Basic	131,138	133,985
Weighted average shares used in the calculation of net earnings per share - Diluted	135,938	139,938

(1) Includes the following amounts related to share-based compensation expense of stock options and employee stock purchases:

Cost of revenues - Product	$420	$—
Cost of revenues - Service contracts and other	616	—
Research and development	944	—
Selling, general and administrative	6,051	—
Taxes on earnings	(2,650)	—
Total	$5,381	$—

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	December 30, 2005	September 30, 2005 (1)
Assets
Current assets:
Cash and cash equivalents	$259,610	$243,086
Short-term marketable securities	125,820	135,356
Accounts receivable, net	341,285	351,899
Inventories	179,851	164,873
Prepaid expenses and other	26,409	26,211
Deferred tax assets	96,823	95,470

Total current assets	1,029,798	1,016,895

Property, plant and equipment, net	117,055	114,540
Long-term marketable securities	3,659	3,679
Goodwill	121,389	121,389
Other assets	66,028	60,899

Total assets	$1,337,929	$1,317,402

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,054	$71,007
Accrued expenses	291,752	315,287
Current maturities of long-term debt	2,693	2,689
Product warranty	38,352	39,407
Advance payments from customers	120,535	115,543

Total current liabilities	510,386	543,933
Long-term accrued expenses and other	54,927	57,124
Long-term debt	57,261	57,318

Total liabilities	622,574	658,375

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 131,860 and 130,715 shares issued and outstanding at December 30, 2005 and at September 30, 2005, respectively	131,860	130,715
Capital in excess of par value	196,152	152,263
Deferred stock compensation	—	(1,797)
Retained earnings	393,164	383,667
Accumulated other comprehensive loss	(5,821)	(5,821)

Total stockholders’ equity	715,355	659,027

Total liabilities and stockholders’ equity	$1,337,929	$1,317,402

(1) Amounts as of September 30, 2005 have been derived from audited financial statements as of that date.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In thousands)	December 30, 2005	December 31, 2004(1)
Cash flows from operating activities:
Net earnings	$41,160	$40,309
Adjustments to reconcile net earnings to net cash provided by operating activities:
Tax benefits from employee stock option exercises	24,669	9,298
Excess tax benefits from share-based compensation	(21,791)	—
Share-based compensation expense of stock options and employee stock purchases	8,031	—
Depreciation	5,791	5,208
Provision for doubtful accounts receivable	170	560
Amortization of intangibles	1,466	1,288
Amortization of premium/discount on marketable securities, net	46	176
Share-based compensation expense of restricted stock/performance shares	125	403
Deferred taxes	(2,709)	(37)
Net change in fair value of derivatives and underlying commitments	3,287	(2,710)
Income on equity investment in affiliate	(845)	(563)
Loss on disposal of property, plant and equipment	8	67
Changes in assets and liabilities:
Accounts receivable	3,223	15,944
Inventories	(13,632)	(19,952)
Prepaid expenses and other current assets	(1,721)	926
Accounts payable	(13,513)	(3,309)
Accrued expenses	(23,912)	(9,063)
Product warranty	(1,018)	(194)
Advance payments from customers	5,470	2,885
Long-term accrued expenses and other liabilities	(426)	(332)
Net cash provided by operating activities	13,879	40,904

Cash flows from investing activities:
Proceeds from maturities of marketable securities	29,510	119,470
Purchases of marketable securities	(20,000)	(47,800)
Purchases of property, plant and equipment	(8,561)	(8,581)
Proceeds from disposal of property, plant and equipment	247	26
Increase in cash surrender value of life insurance	(709)	(5,567)
Note receivable from affiliate and other	(284)	(1,625)
Other, net	(2,056)	(806)
Net cash provided by (used in) investing activities	(1,853)	55,117

Cash flows from financing activities:
Repurchases of common stock	(39,282)	(60,797)
Proceeds from issuance of common stock to employees	29,208	11,164
Excess tax benefits from share-based compensation	21,791	—
Employees’ taxes withheld for restricted performance shares issued	(8,077)	—
Repayments of bank borrowings	(53)	(16)
Net cash provided by (used in) financing activities	3,587	(49,649)
Effects of exchange rate changes on cash and cash equivalents	911	(3,153)
Net increase in cash and cash equivalents	16,524	43,219
Cash and cash equivalents at beginning of period	243,086	132,870
Cash and cash equivalents at end of period	$259,610	$176,089

(1) The Company has adjusted gross purchases and sales of auction rate securities as investments in the condensed consolidated statement of cash flows for the three months ended December 31, 2004 to conform to the current period’s presentation as described in Note 2.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Varian Medical Systems, Inc. (“VMS”) and subsidiaries (collectively, the “Company”) designs, manufactures, sells and services advanced equipment and software products for treating cancer with radiation. The Company also designs, manufactures, sells and services high quality, cost-effective X-ray tubes for original equipment manufacturers, replacement X-ray tubes; flat panel imaging products for digital X-ray image capture (commonly referred to as flat panel detectors) for medical, scientific and industrial applications; and linear accelerators for security and inspection purposes, such as cargo screening, border protection and nondestructive examination of metallic structures.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest September 30.  Fiscal year 2006 is the 52-week period ending September 29, 2006, and fiscal year 2005 was the 52-week period ended September 30, 2005. The fiscal quarters ended December 30, 2005 and December 31, 2004 were both 13-week periods.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005. In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of December 30, 2005 and September 30, 2005, results of operations for the three months ended December 30, 2005 and December 31, 2004, and cash flows for the three months ended December 30, 2005 and December 31, 2004. The results of operations for the three months ended December 30, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

Share-Based Compensation Expense

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to the Varian Medical Systems, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) and restricted stock based on their fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide guidance on SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R). See Note 11 for a detailed discussion of SFAS 123(R).

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the “short-cut” method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The “short-cut” method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC pool and the Condensed Consolidated Statements of Cash Flows of the tax effects of share-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Recent Accounting Pronouncements

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), which provides guidance under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) on enterprises’ income tax expense and deferred tax liability.  The Jobs Creation Act was enacted on October 22, 2004.  FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109.  The Company has not yet completed its evaluation of the impact of the repatriation provisions but currently expects to be in a position to finalize its assessment by the third quarter of fiscal year 2006.  Based on the Company’s analysis to date, however, it is reasonably possible that it may repatriate up to $175 million, with a related tax liability of up to $16 million.

Reclassifications

Certain financial statement items have been reclassified to conform to the current year’s format. These reclassifications had no impact on previously reported net earnings.

2. MARKETABLE SECURITIES

The carrying amounts of marketable securities, which are all municipal bonds, are reflected as follows:

(In millions)	December 30, 2005	September 30, 2005
Short-term marketable securities	$125.8	$135.3
Long-term marketable securities	3.7	3.7
Total marketable securities	$129.5	$139.0

The Company has historically classified auction rate securities as cash and cash equivalents if the period between interest rate resets was 90 days or less, which was based on the Company’s ability to either liquidate its holdings or roll its investment over to the next reset period. Based on the Company’s re-evaluation of the maturity dates associated with the underlying bonds, the Company has concluded it is appropriate to classify its auction rate securities, previously classified as cash and cash equivalents, as short-term marketable securities in the Condensed Consolidated Balance Sheets.  In addition, the Company has reported gross purchases and sales of such auction rate securities as investments in the Condensed Consolidated Statements of Cash Flows for the three-month period ended December 31, 2004 to conform to the current period’s presentation.  This change in classification does not affect cash flows from operations or from financing activities in the Company’s previously reported Consolidated Statement of Cash Flows, or the Company’s previously reported Consolidated Statements of Earnings for any period.

3. INVENTORIES

The components of inventories are as follows:

(In millions)	December 30, 2005	September 30, 2005
Raw materials and parts	$102.1	$96.4
Work-in-progress	14.8	16.3
Finished goods	63.0	52.2
Total Inventories	$179.9	$164.9

4. GOODWILL AND INTANGIBLE ASSETS

Pursuant to SFAS No. 142, Goodwill and Intangible Assets ( “SFAS 142”), the Company performs an annual impairment test for goodwill and intangible assts with indefinite useful lives. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss.  The impairment test for intangible assets with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives, which range from approximately two to twenty years.

The Company performed its annual SFAS 142 goodwill impairment assessment for its three reporting units in the fourth quarter of fiscal year 2005 and determined that there was no impairment. However, the Company could be required to record impairment charges in future periods if indicators of potential impairment exist.

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” on the Condensed Consolidated Balance Sheets:

(In millions)	December 30, 2005	September 30, 2005
Intangible Assets:
Acquired existing technology	$14.1	$14.1
Patents, licenses and other	13.9	13.9
Customer contracts and supplier relationship	10.1	10.1
Accumulated amortization	(19.9)	(18.4)
Net carrying amount	$18.2	$19.7

Amortization expense for intangible assets required to be amortized under SFAS 142 was $1.5 million and $1.3 million for the three months ended December 30, 2005 and December 31, 2004, respectively.  The Company estimates amortization expense on a straight-line basis for the remaining nine months of fiscal year 2006, fiscal years 2007 through 2010 and thereafter, to be as follows (in millions): $4.4, $4.5, $3.1, $2.4, $2.0 and $1.9.

The following table reflects goodwill allocated to the Company’s reportable segments:

(In millions)	December 30, 2005	September 30, 2005
Oncology Systems	$120.9	$120.9
X-ray Products	0.5	0.5
Total	$121.4	$121.4

5. RELATED PARTY TRANSACTIONS

In fiscal years 1999 and 2000, VMS invested a total of $5 million in a three member consortium for a 20% ownership interest in dpiX Holding LLC (“dpiX Holding”), which in turn invested $25 million for an 80.1% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin-film transistor arrays (“flat panels”) for the Company’s X-ray Products’ flat panel detector products and for its Oncology System’s PortalVision imaging systems. During the three months ended December 30, 2005 and December 31, 2004, the Company purchased flat panels from dpiX totaling approximately $4.5 million and $2.0 million, respectively, which are included as a component of “Inventories” in the Condensed Consolidated Balance Sheets and “Cost of revenues-Product” in the Condensed Consolidated Statements of Earnings for such periods.  VMS had the right to appoint one manager of the five person board of managers and the investment was accounted for under the equity method.  In accordance with the dpiX Holding agreement, net losses were to be allocated to the other two members, in succession, until their capital accounts equaled zero, before being allocated to VMS.  The dpiX Holding agreement also provided that net profits were to be allocated to the other two members, in succession, until their capital accounts equaled the net losses previously allocated, then to the three members in accordance with their ownership interests.

In September 2004, VMS acquired another member’s 20% ownership interest in dpiX Holding for $1 million.  As a result, VMS has the right to appoint two managers of the five person board of managers and its ownership interest in dpiX Holding increased to 40%, with the remaining 60% being held by the other original member.  When VMS acquired this additional 20% ownership interest, the capital account of the selling member was nearly zero because it was the first in the consortium to be allocated losses.  However, dpiX Holding has been profitable since VMS acquired the additional 20% ownership interest.  As a result, VMS was the first to be allocated net profits to recover previously allocated losses and recorded in the three months ended December 30, 2005 and December 31, 2004 income on equity investment in dpiX Holding of $0.8 million and $0.6 million, respectively, which is included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings.

In accordance with the dpiX agreement, the member that owns the other 19.9% ownership interest in dpiX had the right to sell back to dpiX on dpiX’s last business day in December 2004, 2005 and 2006, all of that member’s ownership interest for $5 million if dpiX had not become a publicly traded company as of the last business day in December 2004.  In December 2004, that member exercised its right to sell back to dpiX its 19.9% ownership interest. On each of December 22, 2005 and December 24, 2004, dpiX repurchased from that member a 7.96% ownership interest for a payment of $2 million (in aggregate, a 15.92% interest for $4 million).  The remaining 3.98% membership interest will be repurchased by dpiX in December 2006.  According to the dpiX agreement, the repurchased ownership interest was allocated to the two member consortium.  As a result, VMS’s ownership interest in dpiX has increased to 38.4% as of December 30, 2005.

In December 2004, VMS agreed to loan $2 million to dpiX in four separate installments, bearing interest at prime rate plus 1% per annum.  The principal balance is due and payable to VMS in twelve equal quarterly installments beginning in October 2006; interest is payable in full according to the same quarterly schedule, but beginning in April 2005; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable thereunder, is fully due and payable on July 10, 2009.  As of December 30, 2005, the note receivable from dpiX totaled $2 million which is primarily included in “Other assets” in the Condensed Consolidated Balance Sheet.

6. PRODUCT WARRANTY

The Company provides for estimated future costs of warranty obligations in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee.  The Company warrants most of its products for a specific period of time, usually one year, against material defects.  For software products, the Company warrants against material defects for usually three months.  The Company provides for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized.  The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company will incur to repair or replace product parts that fail while still under warranty.  The amount of accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs.  For new products, estimates will include historical experience of similar products, as well as reasonable allowance for start-up expenses.  On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends.

The following table reflects the change in the Company’s accrued product warranty during the three months ended December 30, 2005 and December 31, 2004:

	Three Months Ended
(In millions)	December 30, 2005	December 31, 2004
Accrued product warranty, at beginning of period	$39.4	$40.7
Charged to cost of revenues	8.2	5.9
Actual product warranty expenditures	(9.2)	(5.9)
Accrued product warranty, at end of period	$38.4	$40.7

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has significant transactions denominated in foreign currencies and addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and typically hedges most of these firmly committed foreign currency sales orders. These firmly committed foreign currency sales orders are hedged using forward exchange contracts. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The forward exchange contracts range from one to twelve months in original maturity. As of December 30, 2005, the Company did not have any forward exchange contracts with an original maturity greater than one year.  As international deliveries may extend beyond twelve months, the Company may hedge beyond twelve months in the future.  The Company does not hold derivative instruments for speculative or trading purposes.  The Company accounts for its hedges of foreign currency denominated sales orders (firm commitments) as fair value hedges as prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities (“SFAS 133”).  For the three months ended December 30, 2005, there were no material gains or losses due to hedge ineffectiveness. At December 30, 2005, the Company had foreign exchange forward contracts for fair value hedges with notional values to sell and purchase $341.8 million and $4.4 million, respectively, in various foreign currencies. At December 30, 2005, all open forward exchange contracts were deemed effective.

The Company also hedges balance sheet exposures from its various foreign subsidiaries and business units.  The Company enters into monthly foreign currency forward exchange contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency. These monthly hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment under SFAS 133. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings.  Changes in the values of these hedging instruments are offset by changes in the values of foreign currency denominated assets and liabilities.  Variations from the forecasted foreign currency assets or liabilities, coupled with a significant currency movement, may result in a material gain or loss if the hedges are not effectively offsetting the change in value of the foreign currency asset or liability.

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

On February 2, 2004, the Company’s Japanese subsidiary (“VMS KK”) purchased the Service Business in Japan and certain other Asian and South American countries for 2.0 billion Japanese Yen, or US$19.1 million, plus a contingent “earn out” payable to MELCO at the end of the JVA period.   This “earn out” payment is equivalent to 100% of the net profits or losses of the Service Business for a three-year period.  The Company accounted for the purchase of the Service Business as an acquisition and 100% of the profits and losses from VMS KK are reflected in the Company’s consolidated results.  The Company accounts for the “earn out” payment equivalent to 100% of the net profits or losses of the Service Business during the three-year period as an adjustment to the purchase price of the acquisition at the end of the JVA period.  For the period from February 2, 2004 to December 30, 2005, net profits for the Service Business totaled approximately $2.5 million.  Assuming no future profits or losses, $2.5 million would be payable to MELCO at the end of the three-year JVA period. In addition to purchasing the Service Business, the Company entered into a distributor arrangement with MELCO to sell MELCO radiotherapy equipment products through VMS KK for two years to allow customers interested in purchasing MELCO radiotherapy equipment products to purchase such products for a limited period of time.  The Company accounts for any payment it may pay to MELCO computed on the basis of 50% of the net profits from the sale of MELCO radiotherapy equipment products during the JVA’s first two years as a VMS KK period expense.  For the period from February 2, 2004 to December 30, 2005, the Company did not sell any MELCO radiotherapy equipment products.

The JVA was accomplished through MELCO’s purchase on February 3, 2004 of a 35% ownership interest in VMS KK for 1.4 billion Japanese Yen, or US$13.5 million.  During the three-year JVA period, MELCO is not entitled to any profits or losses generated by VMS KK.  However, MELCO is entitled to elect one of the five members of VMS KK’s board of directors.  At the end of the three-year JVA period, MELCO is required to unconditionally sell and the Company is required to unconditionally repurchase MELCO’s 35% ownership interest in VMS KK at the original sale price (1.4 billion Japanese Yen) and there are no settlement alternatives to such a repurchase obligation.  The Company has accounted for MELCO’s 35% ownership interest as a mandatorily redeemable financial instrument, which is included in “Long-term accrued expenses and other” in the Condensed Consolidated Balance Sheets.

Contingencies

The U.S. Environmental Protection Agency or third parties have named the Company as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at eight sites where the Company, as Varian Associates, Inc., is alleged to have shipped manufacturing waste for recycling or disposal.  In addition, the Company is overseeing environmental cleanup projects and, as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company’s sale of its electron devices business during 1995 and the sale of its thin film systems business during 1997). Under the terms of the agreement governing the distribution of the shares (the “spin-offs”) of Varian, Inc. (“VI”) and Varian Semiconductor Equipment Associates, Inc. (“VSEA”), by the Company in 1999, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $0.4 million (net of amounts borne by VI and VSEA) during both the three months ended December 30, 2005 and December 31, 2004, on environmental investigation, cleanup and third-party claim costs.

For one of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities. In addition, various uncertainties make it difficult to estimate the likelihood or cost of certain third-party claims, project management costs and legal costs. As of December 30, 2005, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects for these activities ranged in the aggregate from $3.7 million to $7.1 million. The time frame over which the Company expects to complete the cleanup projects varies, ranging up to approximately 30 years as of December 30, 2005. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $3.7 million as of December 30, 2005. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

As to other sites and facilities, the Company has gained sufficient knowledge based upon formal agreements with other parties defining the Company’s future liabilities or formal cleanup plans for these sites that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the site to better estimate the scope and costs of future cleanup activities. As of December 30, 2005, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects, including reimbursements of third-party’s claims, for these sites and facilities ranged in the aggregate from $10.3 million to $45.6 million. The time frame over which these cleanup projects are expected to be completed varies with each site and facility, ranging from approximately 10 years to approximately 30 years as of December 30, 2005. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $18.6 million at December 30, 2005. The Company accordingly accrued $12.5 million, which represents its best estimate of the future costs of $18.6 million discounted at 4%, net of inflation. This accrual is in addition to the $3.7 million described in the preceding paragraph.

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

Although any ultimate liability arising from environmental-related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year would be material to the Company’s consolidated financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental-related events (and assuming VI and VSEA satisfy their indemnification obligations), management believes that the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company in any fiscal year.

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial strength of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company’s past and future environmental-related expenditures, and the Company therefore included a $3.2 million receivable in “Other assets” at December 30, 2005. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has in the past paid the claims that the Company has made.

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

9. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Defined Benefit Plans		Post-Retirement Benefit Plans
	Three Months Ended		Three Months Ended
(In thousands)	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Service cost	$929	$758	$—	$—
Interest cost	844	777	71	92
Expected return on plan assets	(841)	(732)	—	—
Amortization of transition amount	(2)	60	123	123
Amortization of prior service cost	32	33	1	—
Recognized actuarial loss (gain)	213	179	(1)	(3)
Net pension benefit cost	$1,175	$1,075	$194	$212

The Company made contributions to the defined benefit plans of $0.5 million during the three months ended December 30, 2005. The Company currently expects total contributions for fiscal year 2006 will be approximately $3.7 million.  The Company made contributions to the post-retirement benefit plans of $0.2 million during the three months ended December 30, 2005. The Company currently expects total contributions for fiscal year 2006 will be approximately $0.5 million.

10. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On November 21, 2005, the Company announced that its Board of Directors had authorized the repurchase by the Company of up to 6,000,000 shares of its common stock through December 31, 2006 in addition to the 1,500,000 shares of common stock that had been available for repurchase under the previously approved program as of September 30, 2005.  During the three months ended December 30, 2005, the Company paid $39.3 million to repurchase 895,100 shares of its common stock.  All shares that have been repurchased have been retired.  As of December 30, 2005, the Company could repurchase up to 6,604,900 shares of its common stock.  The authorization to repurchase 604,900 shares of the Company’s common stock under the previously approved program expired on December 31, 2005.

Comprehensive Earnings

Comprehensive earnings for the three months ended December 30, 2005 and December 31, 2004 equaled the reported net earnings.

11. EMPLOYEE STOCK PLANS

During fiscal year 1991, VMS adopted the stockholder-approved Omnibus Stock Plan (the “Omnibus Plan”) under which shares of common stock can be issued to officers, directors, key employees and consultants. The Omnibus Plan was amended and restated as of the spin-offs.  The maximum number of shares that could have been issued was limited to twenty million shares.  Stock options granted under the Omnibus Plan have an exercise price equal to the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. Options granted under the Omnibus Plan before November 2000 were generally exercisable in cumulative installments of one-third each year, commencing one year following date of grant.  Options granted after November 2000 were exercisable in the following manner: the first one-third one year from the date of grant, with the remainder vesting monthly during the following two-year period.  No further awards may be made under the Omnibus Plan.

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

In February 2005, VMS’s stockholders approved the 2005 Omnibus Stock Plan (the “2005 Plan”), which provides a reserve for the grant of equity incentive awards, including stock options, restricted stock, stock appreciation rights, performance units, restricted stock units and performance shares equal to (a) four million shares, plus (b) the number of shares authorized for issuance, but never issued, under the Omnibus Plan and the 2000 Plan, plus (c) the number of shares subject to awards previously granted under the Omnibus Plan and 2000 Plan that terminate, expire, or lapse and (d) amounts granted in substitution of options in connection with certain transactions.  For purposes of the total number of shares available for grant under the 2005 Plan, any shares that are subject to awards of stock options or stock appreciation rights shall be counted against the available-for-grant limit as one share for every one share issued, and any shares issued in connection with awards other than stock options and stock appreciation rights shall be counted against the available-for-grant limit as three shares for every one share issued. All awards may be subject to restrictions on transferability and continued employment as determined by the Compensation and Management Development Committee.

In November 2005, the Company’s Board of Directors approved changes in the employee service requirement for grants of non-qualified stock options made on or after November 17, 2005 under the 2005 Plan to employees who qualify for retirement at the time of termination from the Company.  Under the new requirements, if an employee retires within one year of the grant date, the number of shares granted shall be adjusted proportionally by the time during such one-year period that the employee remained an active, full-time employee of the Company (based upon a 365 day year).  The revised number of shares subject to the stock option would continue to vest in accordance with the original vesting schedule, and the remaining shares cancelled as of the date of retirement.  Under the old requirements, if an employee retired within one year of the grant date, all shares subject to the option grant would continue to vest in accordance with the original vesting schedule.

Effective October 1, 2005, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options and employee stock purchases related to the Employee Stock Purchase Plan and restricted stock based on fair values.  The Company’s financial statements as of and for the three months ended December 30, 2005 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Earnings during the three months ended December 30, 2005 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options and employee stock purchases was $8.0 million for the three months ended December 30, 2005. During the three months ended December 31, 2004, there was no share-based compensation expense related to stock options and employee stock purchases recognized under the intrinsic value method in accordance with APB 25.  During the three months ended December 30, 2005 and December 31, 2004, share-based compensation expense related to restricted stock was $0.1 million and $0.4 million, respectively, which would have been recorded under APB 25.

Upon adoption of SFAS 123(R), the Company elected to value its share-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes option-pricing model (the “Black-Scholes model”), which was previously used for its pro forma information required under SFAS 123. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. VMS’s options and the option component of the Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

The fair value of options granted and the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Plans		Employee Stock Purchase Plan
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Expected term (in years)	4.18	4.00	0.5	0.5
Expected volatility	29.3%	30.5%	25.1%	27.2%
Risk-free interest rate	4.4%	3.5%	4.2%	2.6%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$15.32	$11.76	$8.99	$12.32

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of option by employees. Upon the adoption of SFAS 123(R), the Company determined the expected term of stock options based on the demographic grouping of employees and retirement eligibility.  Prior to October 1, 2005, the Company determined the expected term of stock options based on the demographic grouping of employees.  Upon the adoption of SFAS 123(R), the Company used a combination of historical and implied volatility (“blended volatility”) in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB 107.  Implied volatility was derived based on six-month traded options on VMS’s common stock.  Prior to October 1, 2005, the Company used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The selection of the blended volatility approach was based upon the availability of traded options on VMS’s stock and the Company’s assessment that blended volatility is more representative of future stock price trends than just historical volatility alone. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of VMS’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

As share-based compensation expense recognized in the Condensed Consolidated Statement of Earnings for the three months ended December 30, 2005 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to October 1, 2005, the Company accounted for forfeitures as they occurred.

The effect of recording share-based compensation expense for the three months ended December 30, 2005 is as follows:

(In thousands, except per share amounts)	Three Months Ended December 30, 2005
Stock-based compensation expense related to employee stock options and employee stock purchases	$(8,031)
Tax benefit	2,650
Net decrease in net earnings	$(5,381)

Effect on:
Cash flows from operating activities	$(21,791)
Cash flows from financing activities	$21,791

Effect on:
Net earnings per share — Basic	$(0.04)
Net earnings per share — Diluted	$(0.04)

For the three months ended December 30, 2005, total share-based compensation expense recognized in earnings before taxes was $8 million and the total related recognized tax benefit was $2.6 million. Total share-based compensation expense capitalized as part of inventory for the three months ended December 30, 2005 was $0.5 million.

Activity under the Omnibus Plan, the 2000 Plan and the 2005 Plan (together, the “Employee Stock Plans”) is presented below:

(In thousands, except per share amounts and contractual term)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (3)
Balance at September 30, 2005	6,950	16,606	$22.56
Granted (1)	(3,003)	2,392	49.90
Cancelled or expired (2)	83	(84)	36.35
Exercised	—	(1,837)	15.90
Balance at December 30, 2005	4,030	17,077	$27.03	6.6	$397,989
Exercisable at December 30, 2005		12,160	$20.44	5.6	$363,625

(1) During the three months ended December 30, 2005, VMS issued 201,701 shares (net of 161,931 shares withheld for employees’ taxes) under the Omnibus Plan and the 2000 Plan pursuant to restricted performance shares awarded to several senior executives in fiscal year 2001 and which vested in November 2005. VMS also granted to an employee 2,000 shares of restricted common stock under the 2005 Plan.  In accordance with the 2005 Plan, restricted common stock awarded under the 2005 Plan and restricted performance shares are deducted from shares available for grant in a one to three ratio.

(2) During the three months ended December 30, 2005, VMS excluded from shares available for grant 4,000 shares of expired options that were granted before the spin-offs of VI and VSEA under VMS’s previous, now inactive, stock option plans. In addition, 1,000 shares of restricted common stock that had been previously granted to an employee were cancelled during the three months ended December 30, 2005.

(3) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on VMS’s closing stock price of $50.34 as of December 30, 2005, which would have been received by the option holders had all option holders exercised their options as of that date.

The total pre-tax intrinsic value of options exercised was $59 million during the three months ended December 30, 2005.

The following table summarizes information related to options outstanding and exercisable under the Employee Stock Plans at December 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (Shares in thousands)	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$ 3.88 – $4.54	119	0.6	$4.36	119	$4.36
$ 4.58	1,295	3.2	4.58	1,295	4.58
$ 4.63 – $6.42	95	1.9	5.47	95	5.47
$ 6.66 – $13.89	169	2.8	8.55	169	8.55
$ 13.95	3,252	4.8	13.95	3,252	13.95
$ 14.73 – $21.27	2,017	5.5	17.90	2,017	17.90
$ 21.50 – $29.19	2,275	6.3	24.41	2,273	24.41
$ 32.10 – $39.85	5,202	7.8	35.75	2,763	34.64
$ 40.21 – $52.07	2,653	9.7	49.11	177	41.97
Total	17,077	6.6	$27.03	12,160	$20.44

SFAS 123(R) requires the Company to present pro forma information for the comparative period prior to the adoption as if it had accounted for all of its stock options under the fair value method of SFAS 123. The following table illustrates the pro forma information regarding the effect on net earnings and net earnings per share if the Company had accounted for the share-based employee compensation under the fair value method of accounting:

Three Months Ended
(In thousands, except per share amounts)	December 31, 2004
Net earnings, as reported	$40,309
Add: Stock-based employee compensation expense included in reported net earnings under APB No. 25, net of related tax effects	266
Deduct: Total stock-based employee compensation determined under the fair value method for all awards, net of related tax effects	(5,560)
Pro forma net earnings	$35,015

Net earnings per share — Basic:
As reported	$0.30
Pro forma	$0.26

Net earnings per share — Diluted:
As reported	$0.29
Pro forma	$0.25

As of December 30, 2005, there was $59 million of total unrecognized compensation expense related to stock options granted under the Employee Stock Plans.  This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.3 years.

The activity for restricted stock and restricted performance shares is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at September 30, 2005	409	$16.90
Granted	2	52.07
Vested	(364)	13.95
Cancelled or expired	(1)	39.11
Nonvested balance at December 30, 2005	46	$41.07

As of December 30, 2005, there was $1.8 million of total unrecognized compensation expense related to restricted stock granted under the Employee Stock Plans.  This unrecognized compensation expense is expected to be recognized over a weighted average period of 13.3 years.  The 363,632 shares that vested during the three months ended December 30, 2005 were restricted performance shares, and the total fair value of these vested shares was $18 million.  The Company withheld 161,931 shares (approximately $8 million) for employees’ taxes at vesting.

12. EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period. Diluted net earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares under the treasury method.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
(In thousands, except per share amounts)	December 30, 2005	December 31, 2004
Net earnings	$41,160	$40,309

Basic weighted average shares outstanding	131,138	133,985
Dilutive stock option shares	4,791	5,609
Dilutive restricted performance shares and restricted common stock	9	344
Diluted weighted average shares outstanding	135,938	139,938

Net earnings per share — Basic	$0.31	$0.30
Net earnings per share — Diluted	$0.30	$0.29

The Company excludes options from the computation of diluted weighted average shares outstanding if the assumed proceeds, including the sum of (a) the exercise price of the options; (b) the amount of compensation cost attributed to future services and not yet recognized and (c) the amount of tax benefit, are greater than the average market price of the shares because the inclusion of these options would be antidilutive to earnings per share.  Accordingly, stock options to purchase 4,080,984 shares and 248,124 shares at an average exercise price of $45.75 and $42.39 per share, respectively, were excluded from the computation of diluted weighted average shares outstanding for both the three months ended December 30, 2005 and December 31, 2004, respectively.

13. SEGMENT INFORMATION

The Company’s operations are grouped into two reportable operating segments: Oncology Systems and X-ray Products. These reportable operating segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. Beginning on October 1, 2005, the Company moved the BrachyTherapy business from the “Other” category to the Oncology Systems business segment as the CODM has begun to evaluate the BrachyTherapy business as part of the Oncology Systems business segment due to the natural synergies in the area of radiation oncology.  At the same time, the Company moved the Security and Inspection Products business (“SIP”) from the Oncology Systems business segment into the “Other” category.  The Company’s Ginzton Technology Center (“GTC”) and SIP are reflected in the “Other” category because neither GTC nor SIP meets the criteria of a reportable operating segment as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  All prior period amounts have been adjusted retrospectively to reflect the new segments. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.

The following table summarizes selected operating results information for each business segment:

	Revenues		Operating Earnings
	Three Months Ended		Three Months Ended
(In millions)	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Oncology Systems	$276	$248	$62	$58
X-ray Products	52	44	10	9
Total reportable segments	$328	$292	$72	$67
Other	6	7	(1)	1
Corporate	—	—	(11)	(7)
Total company	$334	$299	$60	$61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of December 30, 2005, and the related condensed consolidated statements of earnings for the three-month periods ended December 30, 2005 and December 31, 2004 and the condensed consolidated statement of cash flows for the three month periods ended December 30, 2005 and December 31, 2004.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 30, 2005, the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 and the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005; and in our report dated December 9, 2005 on financial statements and internal control over financial reporting, we expressed unqualified opinions thereon.  The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 25, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. and its subsidiaries (“we,” “our,” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission, or SEC, or other reasons. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as intensity modulated radiation therapy, image guided radiation therapy, brachytherapy, software, treatment techniques, and advanced X-ray products; growth drivers; orders, revenues, backlog or earnings growth; future financial results and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “will,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential” and “possible” or similar statements are forward-looking statements.  By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Overview

We reported strong growth in net earnings, revenues, net orders and backlog in the first quarter of fiscal year 2006 compared to the same period of fiscal year 2005.  During the first quarter of fiscal year 2006, our overall revenues increased by 12% and overall net orders increased by 20% compared to the first quarter of fiscal year 2005.  All of our businesses contributed to net order growth with gains in brachytherapy, security and inspection, and filmless X-ray imaging. At the end of the first quarter of fiscal year 2006, we reported backlog at $1.2 billion, an increase of 24% from the end of the year-ago quarter.

Oncology Systems.  Our largest business segment is Oncology Systems, which produces, sells and services hardware and software products for treating cancer with radiation, including linear accelerators, treatment simulation and verification products, brachytherapy equipment, information management and treatment planning software and other sophisticated accessory products and services.  Our external beam radiation therapy products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy treatments and offer the advanced treatment processes of intensity modulated radiation therapy, or IMRT, image guided radiation therapy, or IGRT, and stereotactic radiosurgery.  Our advanced brachytherapy products include treatment planning software, high-dose-rate afterloaders and applicators and are being used for partial breast irradiation and many other applications.  During the first quarter of fiscal year 2006, we moved the BrachyTherapy business from the “Other” category to the Oncology Systems business segment as our Chief Executive Officer, the Chief Operating Decision Maker, has begun to evaluate the BrachyTherapy business as part of the Oncology Systems segment due to the natural synergies in the area of radiation therapy oncology.

In our view, the fundamental market drivers for long-term growth in the radiation therapy and stereotactic radiosurgery markets continue to be the rising cancer incidence, underserved medical needs outside of the United States, technology advances that are leading to improvements in patient care, improvement in cost efficiency in delivering radiation therapy and customer demand for more advanced and effective cancer treatments, such as IMRT, IGRT, stereotactic radiosurgery and brachytherapy.

Our primary goal in the Oncology Systems business segment is to promote adoption of these more advanced and effective cancer treatments. Adoption of our new IGRT technology continued to drive the orders growth in this quarter, especially in North America, with an increasing percentage of orders for our high-energy Clinac® accelerators including our on board imager, or OBI.  As of the end of the first quarter of fiscal year 2006, more than 150 installations of our OBI for our high-energy Clinac accelerators and Trilogy™ medical linear accelerators were either complete or in progress.

For the first quarter of fiscal year 2006, we saw a continued shift in our Oncology Systems business from North America to the international regions, with international net orders accounting for 50% of the total Oncology Systems net orders in the first quarter of fiscal year 2006, compared to 49% of the total Oncology Systems net orders in the same period of fiscal year 2005.  International Oncology Systems net orders increased due primarily to growth in both Europe and Asia driven by the underserved medical needs and by the continued adoption cycle for IMRT internationally. North American Oncology Systems net orders increased primarily because of demand for our new accessory products that enable IGRT (including our

OBI), for the Trilogy medical linear accelerators and for services. We believe IGRT is being adopted by hospitals and clinics at a faster rate than we experienced with IMRT. Similar to what we have experienced with IMRT, we expect that IGRT will become one of the main contributors to net orders and revenue growth in our Oncology Systems business segment in the coming years, with North America ahead of international regions in the timing of IGRT adoption.

Our success in Oncology Systems depends upon our ability to retain leadership in technological innovation, the cost effectiveness of our products, the efficacy of our treatment technology, our effectiveness in integrating our acquisitions and external economic influences.  Factors affecting the adoption rate of new technologies such as IGRT could include our internal efficiency in design, documentation and testing, deployment and installation and the more-widely demonstrated efficacy of IGRT by early adopters.  They may also include customer training, reimbursement and our ability to educate customers about the cost effectiveness of our new technology and clinical outcome advantages.  External economic factors could include hospital financial strength in the United States, currency exchange rates and governmental healthcare policies outside the United States.

X-Ray Products.  Our second business segment is X-ray Products, which manufactures and sells (i) X-ray tubes for use in a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, mammography, special procedures and industrial applications and (ii) flat panel imaging products for digital X-ray image capture (also commonly referred to as flat panel detectors), which is an alternative to image intensifier tubes for fluoroscopy and X-ray film for radiography.  We continue to view the fundamental growth driver for the component business to be the on-going success of key original equipment manufacturers, or OEMs, that incorporate our X-ray tube products and flat panel detectors into their medical diagnostic and industrial imaging systems. Our flat panel detectors are being incorporated into next generation imaging equipment, including equipment for IGRT such as OBI, and for dental CT scanning and veterinary X-ray imaging. X-ray Products had good net orders, revenues and operating earnings growth in the first quarter of fiscal year 2006 compared to the same period of fiscal year 2005 due primarily to robust growth from flat panel detectors.

Other.  During the first quarter of fiscal year 2006, we moved the Security and Inspection Products business, or SIP, from the Oncology Systems segment into the “Other” category, which is now comprised of SIP and the operations of the Ginzton Technology Center, or GTC (see Note 13, “Segment Information” of the Notes to the Consolidated Financial Statements within this Quarterly Report on Form 10-Q).  SIP designs, manufactures and sells Linatron® X-ray accelerators for security and inspection purposes such as cargo screening, border protection and traditional nondestructive examination of metallic and other structures.  SIP has also developed a new type of dual energy Linatron X-ray accelerator that can automatically detect and alert operators when nuclear materials, explosives, weapons of mass destruction and other hazardous materials are present during cargo screening and non-intrusive inspection of cargo containers.  We generally sell our Linatron X-ray accelerators to OEMs who incorporate our accelerators into their inspection products, which are then sold to port authorities and other government agencies, as well as to commercial private parties.  We believe growth in this business will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes.  As a result, this business is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection and customs revenue activities, which depend upon government budgets and appropriations and subject to political changes. GTC, our research facility for new and potential markets, continued to invest in developing technologies that enhance our current businesses or may lead to new business areas, including next generation digital X-ray imaging technology, volumetric and functional imaging, improved X-ray sources and technology for security and cargo screening applications. In addition, GTC is developing technologies and products that are designed to improve disease management by more precise targeting of radiation, as well as by employing targeted energy and molecular agents to enhance the effectiveness and broaden the application of radiation therapy.  In the first quarter of fiscal year 2006, our net orders in this “Other” category increased primarily due to a substantial increase in orders from two key OEMs for our Linatron X-ray accelerators for cargo screening and border protection in North America and Europe.  While we are optimistic about the long-term potential of our SIP business and encouraged by the increased interest in our products, use of this technology in security cargo screening and border protection is in its early stages and governmental agencies have provided little public information about plans for adopting such technologies.  Orders for our SIP products may be unpredictable as governmental agencies may place larger orders on our OEM customers in a short time period and then do not place any orders for a long time period thereafter.

This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the condensed consolidated financial statements and the notes included elsewhere in this report, as well as the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, the Risk Factors contained in Part II, Item 1A of this Quarterly Report on Form 10-Q, and other information provided from time to time in our other filings with the SEC.

Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances.  We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate.  Our critical accounting policies that are affected by accounting estimates include share-based compensation expense, revenue recognition, valuation of allowance for doubtful accounts, valuation of inventory, valuation of warranty obligations, assessment of recoverability of goodwill and intangible assets, assessment of environmental remediation liabilities and valuation of taxes on earnings.  Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our Condensed Consolidated Financial Statements, and actual results could differ materially from these estimates.  For a discussion of how these estimates and other factors may affect our business, also see the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q.

Share-based Compensation Expense

Effective October 1, 2005, we adopted on a modified prospective transition method Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to the Employee Stock Purchase Plan and restricted stock based on fair values. Our financial statements as of and for the first quarter of fiscal year 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Condensed Consolidated Statement of Earnings during the first quarter of fiscal years 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options and employee stock purchases was $8.0 million, before taxes on earnings for the first quarter of fiscal year 2006. During the first quarter of fiscal year 2005, there was no share-based compensation expense related to stock options or employee stock purchases recognized under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. During the first quarter of fiscal years 2006 and 2005, share-based compensation expense related to restricted stock was $0.1 million and $0.4 million, respectively, which would have been recorded under APB 25.  See Note 11 to the Condensed Consolidated Financial Statements for additional information.

Upon adoption of SFAS 123(R), we elected to value our share-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes option-pricing model, or the Black-Scholes model, which we previously used for the pro forma information required under SFAS 123. For additional information, see Note 11 to the Condensed Consolidated Financial Statements. The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by VMS’s stock price as well as the input of other subjective assumptions.  These assumptions include, but are not limited to the expected term of stock options and VMS’s expected stock price volatility over the term of the awards. Our options and the option component of the Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of option by our employees. Upon the adoption of SFAS 123(R), we determined the expected term of stock options based on the demographic grouping of employees and retirement eligibility. Prior to the first quarter of fiscal 2006, we determined the expected term of stock options based on the demographic grouping of employees. Upon adoption of SFAS 123(R), we used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption as allowed under SFAS 123(R) and SAB 107.  Implied volatility was derived based on six-month traded options on our common stock.  Prior to the first quarter of fiscal year 2006, we had used our historical stock price volatility in accordance with SFAS 123 for purposes of our pro forma information. The selection of the blended volatility approach was based upon the availability of traded options on our stock and our assessment that blended volatility is more representative of future stock price trends than just historical volatility alone. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts.

As share-based compensation expense recognized in the Condensed Consolidated Statement of Earnings for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to October 1, 2005, we accounted for forfeitures as they occurred. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

As of December 30, 2005, there was $59 million of total unrecognized compensation expense related to stock options granted under the Omnibus Stock Plan, the 2000 Stock Option Plan and the 2005 Omnibus Stock Plan (together, the “Employee Stock Plans”).  This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.3 years.  As of December 30, 2005, there was $1.8 million of total unrecognized compensation expense related to restricted stock granted under the Employee Stock Plans.  This unrecognized compensation expense is expected to be recognized over a weighted average period of 13.3 years.

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

Allowance for Doubtful Accounts

Credit evaluations are undertaken for all major sale transactions before shipment is authorized. Normal payment terms require payment of a small portion of the total amount due upon signing of the purchase order contract, a significant amount upon transfer of risk of loss and the remaining amount upon completion of the installation.  On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide allowance in an amount we deem adequate for doubtful accounts.  If our evaluation of our customers’ financial conditions does not reflect the future ability to collect outstanding receivables, additional provisions may be needed and our future operating results could be negatively impacted.

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

Goodwill and Intangible Assets

Goodwill is initially recorded when the purchase price paid for a business acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The majority of companies that we have acquired have not had significant identified tangible assets and, as a result, a significant portion of the purchase price has been typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of these acquired intangible assets and potential impairment charges related to goodwill if indicators of impairment exist. As a result of business acquisitions, the allocation of the purchase price to goodwill and intangible assets could have a significant impact on our future operating results. The allocation of the purchase price of the acquired companies to goodwill and intangible assets requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should conditions be different from management’s estimates at the time of the acquisition, material write-downs of intangible assets and/or goodwill may be required, which would adversely affect our operating results.  We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal years or more frequently if indicators of potential impairment arise.  In fiscal years 2005 and 2004, we performed such evaluations and found no impairment.

Warranty Obligations

We warrant most of our products for a specific period of time, usually one year, against material defects.  For software products, we usually warrant against material defects for three months. We provide for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized.  The accrued warranty costs represent our best estimate at the time of sale of the total costs that we will incur to repair or replace product parts that fail while still under warranty.  The amount of accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs.  For new products, estimates will include historical experience of similar products, as well as reasonable allowance for start-up expenses.  Actual warranty costs could differ from the estimated amounts. On a quarterly basis, we review the accrued balances of our warranty obligations and update the historical warranty cost trends. If we were required to accrue additional warranty cost in the future, it would negatively impact our operating results.

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

Defined Benefit and Post-Retirement Benefit Plans

We sponsor several defined benefit pension plans covering the employees who meet the applicable eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to those plans for which the benefit is actuarially determined. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases and healthcare cost increases, which we determined within certain guidelines. In addition, we also use subjective factors, such as withdrawal and mortality rates, to calculate the expense and liability. The actuarial assumptions we use are long-term assumptions and may differ materially from actual experience in the short-term due to changing market and economic conditions and changing participant demographics. These differences may have a significant impact on the amount of pension expense we recorded.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2006 is the 52-week period ending September 29, 2006, and fiscal year 2005 was the 52-week period ended September 30, 2005. The fiscal quarters ended December 30, 2005 and December 31, 2004 were both 13-week periods.

Discussion of Financial Data for the First Quarter of Fiscal Year 2006 Compared to the First Quarter of Fiscal Year 2005

Total Revenues

	Three Months Ended
(Dollars in millions)	December 30, 2005	December 31, 2004	Percent Change
Revenues by sales classification
Product	$274.9	$248.2	11%
Service Contracts and Other	59.3	50.8	17%
Total Revenues	$334.2	$299.0	12%

Product as a percentage of total revenues	82%	83%
Service Contracts and Other as a percentage of total revenues	18%	17%

Revenues by region
North America	$173.1	$161.5	7%
Europe	82.8	76.4	8%
Asia	63.4	49.6	28%
Rest of world	14.9	11.5	30%
Total International (1)	161.1	137.5	17%
Total	$334.2	$299.0	12%

North America as a percentage of total revenues	52%	54%
International as a percentage of total revenues	48%	46%

(1) We consider international revenues to be revenues outside of North America.

Total revenues for the first quarter of fiscal year 2006 increased over total revenues for the first quarter of fiscal year 2005 due primarily to the increase in Oncology Systems revenues and, to a lesser extent, X-ray Products revenues.  All of our geographic regions in both the Oncology Systems and X-ray Products business segments contributed to our total revenues increase and total product revenue growth in the first quarter of fiscal year 2006.  The solid growth in total product revenues was complemented by strong growth in Oncology Systems service contracts revenues. Oncology Systems service contracts revenue growth was also the primary contributor to the total service contracts and other revenue growth.

Oncology Systems also was the primary contributor to the increases in international revenues in the first quarter of fiscal year 2006.  The shift in international revenues as a greater percentage of total revenues was driven by the shift in the Oncology Systems business segment towards a greater percentage of international revenues.

Oncology Systems Revenues

	Three Months Ended
(Dollars in millions)	December 30, 2005	December 31, 2004	Percent Change
Revenues by sales classification
Product	$218.8	$198.6	10%
Service Contracts (1)	57.5	49.4	16%
Total Oncology Systems revenues	$276.3	$248.0	11%

Product as a percentage of total Oncology Systems revenues	79%	80%
Service Contracts as a percentage of Oncology Systems revenues	21%	20%
As a percentage of total revenues	83%	83%

(1) Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services.  This excludes revenues from spare parts sold by our service department.

Oncology Systems product revenues for the first quarter of fiscal year 2006 increased 10% over the first quarter of fiscal year 2005 due primarily to higher sales volumes of our accessory and software products and in particular, our OBI that enables IGRT.  Service contracts revenues continued to grow at a faster rate than product revenues in Oncology Systems.  The increase in service contracts revenues for the first quarter of fiscal year 2006 over the first quarter of fiscal year 2005 was primarily driven by the increased sophistication of our products and higher sales volume of our software products which generate annual maintenance contracts and renewals.

	Three Months Ended
(Dollars in millions)	December 30, 2005	December 31, 2004	Percent Change
Revenues by region
North America	$148.4	$144.4	3%
Europe	75.7	68.3	11%
Asia	39.2	25.2	56%
Rest of world	13.0	10.1	28%
Total International	127.9	103.6	23%
Total	$276.3	$248.0	11%

North America as a percentage of Oncology Systems revenues	54%	58%
International as a percentage of Oncology Systems revenues	46%	42%

For the first quarter of fiscal year 2006, revenues in North America increased modestly at 3% over the first quarter of fiscal year 2005 compared with 7% for the first quarter of fiscal year 2005 over the first quarter of fiscal year 2004.  The North American region continued in a lower revenue growth rate phase for radiotherapy capital equipment after several years of strong growth driven by rapid adoption of IMRT since IMRT has now become a more established treatment methodology.   The decrease in revenue growth rate in North America, however, has been more than offset by revenue growth rate from our international regions.

The growth in international Oncology Systems revenues of 23% in the first quarter of fiscal year 2006 over the first quarter of fiscal year 2005 was due to the increases in both product and service contracts revenues driven by the underserved markets in Asia and Europe and the increase in adoption rate of IMRT by our international customers, similar to what we had seen in North America several years ago.

X-ray Products Revenues

	Three Months Ended
(Dollars in millions)	December 30, 2005	December 31, 2004	Percent Change
Revenues by region
North America	$20.7	$15.4	34%
Europe	5.8	5.7	2%
Asia	23.8	21.9	9%
Rest of world	1.9	1.4	40%
Total International	31.5	29.0	9%
Total	$52.2	$44.4	18%

As a percentage of total revenues	15%	15%

The unusually strong growth in X-ray Products revenues in the first quarter of fiscal year 2006 compared to the same period of fiscal year 2005 was primarily driven by higher sales volume of our flat panel detectors to our OEM customers in North America and Asia, as well as increased sales volume of our high power, anode grounded CT scanning tubes and X-ray tubes used in security screening.  All of our geographic regions contributed to the increase in X-ray Products revenues for the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005, although North America was the primary contributor.

Other Revenues

	Three Months Ended
(Dollars in millions)	December 30, 2005	December 31, 2004	Percent Change
Revenues by sales classification
Product	$4.0	$5.2	(24)%
Service Contracts and Other	1.7	1.4	24%
Total Revenues	$5.7	$6.6	(14)%

As a percentage of total revenues	2%	2%

For our “Other” category, which is now comprised of SIP and GTC, the decrease in revenues for the first quarter of fiscal year 2006 over the same period in fiscal year 2005 was due to the typically uneven customer delivery and acceptance schedules for our Linatron products in Europe and Asia.

Gross Margin

	Three Months Ended
(Dollars in millions)	December 30, 2005	December 31, 2004	Percent Change
Dollar by segment
Oncology Systems	$118.6	$106.7	11%
X-ray Products	18.3	15.4	19%
Other	1.9	3.1	(36)%
Gross margin	$138.8	$125.2	11%

Percentage by segment
Oncology Systems	42.9%	43.0%
X-ray Products	35.0%	34.6%
Total Company	41.5%	41.9%

The 0.4 percentage point decrease in total gross margin was due primarily to the decrease in revenues in the “Other category” and the inclusion of share-based compensation expense in the first quarter of fiscal year 2006 results in connection with our adoption of SFAS 123(R). Oncology Systems gross margin was essentially flat for the first quarter of fiscal year 2006 compared to the same period of fiscal year 2005. A mix shift towards certain higher margin accessory products was offset by a higher proportion of international revenues which typically have lower gross margins than revenues from North America and share-based compensation expense of $0.7 million recorded in the first quarter of fiscal year 2006.

X-ray Products gross margin in the first quarter of fiscal year 2006 increased slightly at 0.4 percentage point from the first quarter of fiscal year 2005 due to higher gross margin contributed by the increasing sales volume of our flat panel detectors, which have significantly higher gross margin than that of X-ray tube products, partially offset by share-based compensation expense of $0.3 million recorded in the first quarter of fiscal year 2006.

Research and Development

	Three Months Ended
(Dollars in millions)	December 30, 2005	December 31, 2004	Percent Change
Research and development	$22.2	$18.4	21%
As a percentage of total revenues	7%	6%

The $3.8 million increase in research and development expenses for the first quarter of fiscal year 2006 compared to the same period in fiscal year 2005 was attributable to net increases of $2.4 million in Oncology Systems, $1.0 million in X-ray Products and $0.4 million in the “Other” category.  The increase in Oncology Systems was attributable primarily to: a) increased employee headcount, materials costs and consulting expenses totaling $2.1 million and b) share-based compensation expense of $0.4 million recorded in the first quarter of fiscal year 2006.  The increase in X-ray Products was due primarily to: a) expenses totaling $0.8 million for new research projects related to both X-ray tubes and flat panel detectors and b) share-based compensation expense of $0.2 million recorded in the first quarter of fiscal year 2006.

Selling, General and Administrative

	Three Months Ended
(Dollars in millions)	December 30, 2005	December 31, 2004	Percent Change
Selling, general and administrative	$56.8	$46.2	23%
As a percentage of total revenues	17%	15%

The $10.6 million increase in selling, general and administrative expenses for the first quarter of fiscal year 2006 compared to the same period in fiscal year 2005 was primarily attributable to: a) share-based compensation expense of $6.1 million recorded in the first quarter of fiscal year 2006; b) increased employee-related expenses of $2.6 million resulting from an increase in employee headcount in Oncology Systems and corporate headquarters to support our growing business activities; and (c) increased sales commissions of $1.6 million.

Interest Income, Net

	Three Months Ended
(Dollars in millions)	December 30, 2005	December 31, 2004	Percent Change
Interest income, net	$1.7	$0.5	268%

The increase in interest income, net in the first quarter of fiscal year 2006 compared to the same period of fiscal year 2005 was primarily attributable to the increase in interest rates and the increase in the levels of cash, cash equivalents and marketable securities.

Taxes on Earnings

	Three Months Ended
	December 30, 2005	December 31, 2004	Change
Effective tax rate	33%	34%	(1)%

The decrease in the effective tax rate for the first quarter of fiscal year 2006 was primarily due to a shift of earnings towards countries where we have lower statutory rates.  Our future effective tax rate could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof.

Net Earnings Per Diluted Share

	Three Months Ended
	December 30, 2005	December 31, 2004	Percent Change
Net earnings per diluted share	$0.30	$0.29	3%

The $0.01 increase in net earnings per diluted share for the first quarter of fiscal year 2006 over the first quarter of fiscal year 2005 can be attributed to the increase in total revenues, the reduction in effective tax rate and the reduction in outstanding shares of common stock due to stock repurchases, substantially offset by a $0.04 per diluted share increase in expenses attributable to share-based compensation incurred in connection with our adoption of SFAS 123(R).

Net Orders

	Three Months Ended
Total Net Orders (by segment and region) (Dollars in millions)	December 30, 2005	December 31, 2004	Percent Change
Oncology Systems:
North America	$162.2	$140.9	15%
Total International	164.5	136.3	21%
Total Oncology Systems	$326.7	$277.2	18%

X-ray Products:
North America	$24.8	$17.9	39%
Total International	30.4	31.9	(5)%
Total X-ray Products	$55.2	$49.8	11%
Other:	$20.4	$7.3	180%
Total Net Orders	$402.3	$334.3	20%

The increase in net orders for the first quarter of fiscal year 2006 from the same period of fiscal year 2005 was primarily due to the increase in Oncology Systems net orders.  Oncology Systems continued to benefit from our international regions, which contributed 50% of our total net orders for the business segment in the first quarter of fiscal year 2006.  International Oncology Systems net orders increased by 21%, due primarily to growth in both Europe and Asia with continuing adoption of IMRT in these underserved markets. North American Oncology Systems net orders increased 15% in the first quarter of fiscal year 2006 against a relatively weak first quarter of fiscal year 2005 which had a net order decrease of 5% from the same period in fiscal year 2004.  The growth in North American net orders primarily reflected demand for our new accessory products that enable IGRT (including our OBI), for the Trilogy medical linear accelerators and for services. We believe IGRT is being adopted by hospitals and clinics at a faster rate than we experienced with IMRT. Similar to what we have experienced with IMRT, we expect that IGRT will become one of the main contributors to net orders and revenue growth in our Oncology Systems business segment in the coming years, with North America ahead of international regions in the timing of IGRT adoption.

For the trailing twelve months ended December 30, 2005, Oncology Systems net orders increased by 17%, including an 8% increase for North America and a 30% increase for international regions.  By comparison, the trailing twelve-month Oncology Systems net orders growth rate in the first quarter of fiscal year 2005 was 17%, including an 8% increase for North America and a 31% increase for international regions.  We continue to believe that Oncology Systems business segment can sustain global long-term growth of 10% to 15% a year due to fundamental market factors for growth in the radiation therapy market that we believe have remained unchanged.  In any given period, however, orders growth in either North America or international regions, or both, could be outside of this range.  The actual timing of sales and revenue recognition will vary significantly based on the delivery requirements of individual orders and the readiness of individual customer sites for installation of our products and are usually shorter for some types of orders, such as upgrades (i.e., the addition of new features or accessories to existing equipment).  Thus, orders in any quarter or period are not necessarily directly correlated to the level of sales or revenues in any particular future quarter or period.  Moreover, as the overall mix of net orders includes a greater proportion of software products and newly introduced Oncology Systems products, which typically have longer time from order to completion of installation, and a higher percentage of our overall Oncology Systems business coming from international regions, which typically have a longer period from shipment to revenue recognition, the average time period within which orders convert into sales could lengthen.

X-ray Products have a relatively short turn around time from net orders to shipments.  X-ray Products net orders increased for the first quarter of fiscal year 2006 compared to the same period of fiscal year 2005 due to robust demand for our flat panel detectors and continuing strong demand for our high power, anode grounded CT scanning tubes.  After years of investment in flat panel technology, our flat panel product line is showing signs of becoming a significant contributor to our X-ray Products business segment.  As the flat panel imaging business becomes a more significant part of the total X-ray Products business over time and as the demand for CT scanning tubes continues to have solid growth, we expect the long-term growth rates for X-ray Products business to be in the 5% to 10% range.

Net orders in the “Other” category, comprised of GTC and SIP, increased in the first quarter of fiscal year 2006 compared to the same period in fiscal year 2005 primarily due to a substantial increase in orders from two key OEMs for our Linatron X-ray accelerators for cargo screening and border protection in North America and Europe.  While we are optimistic about the long-term potential of our SIP business and encouraged by the increased interest in our products, use of this technology in security cargo screening and border protection is in its early stages and governmental agencies have provided little public information about plans for adopting such technologies.  Orders for our SIP products may be unpredictable as governmental agencies may place larger orders on our OEM customers in a short time period and then do not place any orders for a long time period thereafter.  The actual timing of sales and revenue recognition will vary significantly as it is difficult to predict our customer delivery and acceptance schedules.  Thus, orders in any quarter or period are not necessarily directly correlated to the level of sales or revenues in any particular future quarter or period.

Backlog

At December 30, 2005, we had a backlog of $1.2 billion, an increase of 24% compared to December 31, 2004.  Our Oncology Systems backlog at December 30, 2005 increased by 24% from December 31, 2004, including a 19% increase for North America and a 30% increase for international regions.

Outlook

Total Revenues:  We continue to believe that total revenues for fiscal year 2006 should increase by about 14% over the total for fiscal year 2005.  Second quarter of fiscal year 2006 should grow in the mid-teens over the comparable period in fiscal year 2005.

Net Earnings Per Diluted Share: Excluding the impact of share-based compensation expense, growth in net earnings per diluted share over comparable fiscal year 2005 periods should be in the range of 17% to 18% for the full fiscal year and for the second quarter.  We expect that the annual impact of share-based compensation expense will be in the range of $0.19 to $0.22 per diluted share in fiscal year 2006 and about $0.06 for the second quarter.

Net Orders, Backlog and Outlook contain forward-looking statements and projections that are subject to the factors, risks and uncertainties set forth or referred to under “Forward Looking Statements” in this MD&A, the Risk Factors contained in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q.  Actual results and the outcome or timing of certain events may differ significantly.

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

Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and cash equivalents and marketable securities:

(In millions)	December 30, 2005	September 30, 2005	Increase/ (Decrease)
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$260	$243	$17
Marketable securities	129	139	(10)
Total	$389	$382	$7

The net increase in cash and cash equivalents and marketable securities during the first quarter of fiscal year 2006 was primarily attributable to $29 million of cash provided by the issuance of common stock related to employee stock option exercises, $22 million of cash provided by the excess tax benefits from share-based compensation and $14 million cash generated from operating activities, all of which were significantly offset by the use of cash and cash proceeds from maturities of marketable securities for the repurchase of common stock of $39 million, capital expenditures of $9 million and employee tax payments of $8 million against 161,931 withheld shares in connection with performance share awards that vested during the quarter.

At December 30, 2005, we had $389 million in cash, cash equivalents and marketable securities (approximately 64% of which was held in international jurisdictions and some of which could be subject to additional taxation if repatriated to the U.S.) compared to $382 million (approximately 52% of which was held in international jurisdictions) at September 30, 2005.  We have not yet completed our evaluation of the impact of the repatriation provisions in the American Jobs Creation Act of 2004, or the Jobs Creation Act.  Based on our analysis to date, however, it is reasonably possible that we may repatriate up to $175 million, with a related tax liability of up to $16 million.  We currently expect to be in a position to finalize our assessment by the third quarter of fiscal year 2006.

Cash Flows

	Three Months Ended
(In millions)	December 30, 2005	December 31, 2004
Net cash flow provided by (used in):
Operating activities	$14	$41
Investing activities	(2)	55
Financing activities	4	(50)
Effects of exchange rate changes on cash and cash equivalents	1	(3)
Net increase in cash and cash equivalents	$17	$43

Our primary cash inflows and outflows for the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005 were as follows:

•                  We generated net cash from operating activities of $14 million during the first quarter of fiscal year 2006, compared to $41 million for the first quarter of fiscal year 2005.  In connection with our adoption of SFAS 123(R) in the first quarter of fiscal year 2006, we reported $22 million of excess tax benefits from share-based compensation as cash provided by financing activities, which was previously reported as cash provided by operating activities in the first quarter of fiscal year 2005.  The $27 million decrease in net cash from operating activities during the first quarter of fiscal year 2006 compared to the same period of fiscal year 2005 was driven by a net change of approximately $32 million in operating assets and liabilities (working capital items), partially offset by a net increase in non-cash items of $5 million. The major contributors to the net change in working capital items in the first quarter of fiscal year 2006 were inventories, accounts payable and accrued expenses.  Inventories increased primarily due to the continuing shift to a higher proportion of international deliveries, which typically have a longer period from shipment to cost recognition and also due to anticipated customer demands for both Oncology Systems and X-ray Products business segments.  The decrease in accounts payable was due primarily to the timing of our payments to vendors.  Accrued expenses decreased primarily due to decreases in accrued income taxes and other accrued liabilities.  The net decrease in accrued income taxes was due primarily to tax benefits from stock option exercises, which was partially offset by an increase in income taxes on current earnings.  The decrease in other accrued liabilities was due primarily to payment of certain employee-related expenses. The net increase in non-cash items was due principally to the $15 million increase in income tax benefits realized from stock options exercised and share-based compensation expense of $8 million, significantly offset by excess tax benefits from share-based compensation of $22 million.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments, accounts receivable collections, inventory management, and the timing of tax and other payments. For additional discussion, see the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q.

•                  Investing activities used $2 million of net cash for the first quarter of fiscal year 2006 compared to $55 million provided in the same period of fiscal year 2005.  Our net proceeds from maturities of marketable securities were $10 million during the first quarter of fiscal year 2006 compared to $72 million during the same period of fiscal year 2005.  Net cash used for the purchase of property, plant and equipment was $9 million for both the first quarter of fiscal years 2006 and 2005.

•                  Financing activities provided net cash of $4 million for the first quarter of fiscal year 2006, compared to net cash of $50 million used for the same period of fiscal year 2005. During the first quarter of fiscal year 2006, we received cash proceeds of $29 million from employee stock option exercises and $22 million in excess tax benefits from share-based compensation, which were offset by $39 million used in the repurchase of common stock and $8 million (the value of withheld shares) used for employees’ taxes due when restricted performance share awards vested.  During the first quarter of fiscal year 2005, we used $61 million for the repurchase of common stock, which was partially offset by $11 million in cash proceeds received from employee stock option exercises.

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

Days Sales Outstanding

Trade accounts receivable days of sales outstanding, or DSO, were 92 at December 30, 2005, compared to 85 at December 31, 2004.  Our accounts receivable and DSO are impacted primarily by timing of product shipments, collections performance and payment terms.  The increase in DSO for the first quarter of fiscal year 2006 over the same quarter of fiscal year 2005 was driven primarily by the continuing shift to a higher proportion of international sales, which typically have a longer collection cycle than in North America, and to a lesser extent, the extension of longer payment terms for certain customers and transactions. Over the short-term, we expect our DSO to increase due to the geographic mix of our sales.  Over the long-term, we expect our DSO to be around 80 days.

Stock Repurchase Program

On November 21, 2005, we announced that our Board of Directors had authorized the repurchase of up to 6,000,000 shares of our common stock through December 31, 2006 in addition to the 1,500,000 shares of common stock available for repurchase as of September 30, 2005 under the previously approved program.  During the first quarter of fiscal year 2006, we paid $39 million to repurchase 895,100 shares of our common stock.  All shares that have been repurchased have been retired.  As of December 30, 2005, we could repurchase up to 6,604,900 shares of our common stock.  The authorization to repurchase 604,900 shares of our common stock expired on December 31, 2005.

Contractual Obligations

There has been no significant change to the contractual obligations we reported in our Annual Report on Form 10-K for fiscal year 2005. Total debt as a percentage of total capital decreased to 9.2% at December 30, 2005 compared to 9.9% at September 30, 2005. The ratio of current assets to current liabilities increased to 2.02 to 1.0 at December 30, 2005 from 1.87 to 1.0 at September 30, 2005.

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

In addition, we may be required to incur significant additional costs to comply with future changes in existing environmental laws and regulations or new laws and regulations.  For example, several countries are proposing to require manufacturers to take back, recycle and dispose of products at the end of the equipment’s useful life. The European Union, or EU, has adopted directives that when implemented will require medical equipment manufacturers to bear some or all of the cost of product disposal at the end of the products’ useful life, thus creating increased costs for our operations.  The EU has also adopted a directive that may require the adoption of restrictions on the use of some hazardous substances in certain of our products sold in the EU.  This directive could create increased costs for our operations.

From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. Under various laws (such as the federal Superfund law) and under our obligations concerning operations before the spin-offs by the Company of VI and VSEA in 1999 (the “spin-offs”), we are overseeing environmental cleanup projects from our pre-spin-offs operations, and as applicable, reimbursing third parties (such as the U.S. Environmental Protection Agency or other responsible parties) for cleanup activities. Under the terms of the agreement governing the spin-offs, VI and VSEA are each obligated to indemnify us for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by us). The cleanup projects we are overseeing are being conducted under the direction of or in consultation with relevant regulatory agencies. We estimate these cleanup projects will take from approximately 10 years to approximately 30 years to complete. As described below, we have accrued a total of $16.2 million at December 30, 2005 to cover our liabilities for these cleanup projects:

•                     Our estimate of future costs to complete certain cleanup activities ranges from $3.7 million to $7.1 million. For these estimates, we have not discounted the costs to present dollars because of the uncertainties that make it difficult to develop a best estimate and have accrued $3.7 million, which is the amount at the low end of the range.

•                     For other cleanup projects, we have sufficient knowledge to develop better estimates of our future costs.  Formal agreements with other parties defining the Company’s future liabilities or formal cleanup plans for these sites have been approved by or completed in accordance with requirements of the state or federal environmental agency with jurisdiction over the site.  While our estimate of future costs to complete these cleanup projects, including reimbursements to third-party claims, ranges from $10.3 million to $45.6 million, our best estimate within that range is $18.6 million. For these projects we have accrued $12.5 million; which is our best estimate of the $18.6 million discounted to present dollars at 4%, net of inflation.

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

We receive certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. We have also reached an agreement with an insurance company under which the insurance company has agreed to pay a portion of our past and future environmental-related expenditures, and we therefore had included a $3.2 million receivable in “Other assets” at December 30, 2005. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has in the past paid the claims that we have made.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products.  The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is unlimited.  As of December 30, 2005, we have not incurred any costs since the spin-offs to defend lawsuits or settle claims related to these indemnification arrangements.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), which provides guidance under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) , with respect to recording the potential impact of the repatriation provisions of the Jobs Creation Act on enterprises’ income tax expense and deferred tax liability.  The Jobs Creation Act was enacted on October 22, 2004.  FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109.  We have not yet completed our evaluation of the impact of the repatriation provisions but currently expect to be in a position to finalize our assessment by the third quarter of fiscal year 2006.  Based on our analysis to date, however, it is reasonably possible that we may repatriate up to $175 million, with a related tax liability of up to $16 million.

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

We have significant transactions denominated in foreign currencies and address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and typically hedge most of these firmly committed foreign currency sales orders. These firmly committed foreign currency sales orders, excluding the amounts relating to the products made outside of the United States, are hedged with forward exchange contracts. We enter into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts range from one to twelve months in original maturity. As of December 30, 2005, we did not have any forward exchange contracts with an original maturity greater than twelve months, but we may hedge beyond twelve months in the future.

We also hedge the balance sheet exposures from our various foreign subsidiaries and business units having U.S. dollar functional currencies.  We enter into monthly foreign currency forward exchange contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

The notional value of sold forward exchange contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding as of December 30, 2005 totaled $453.3 million. The notional value of purchased forward exchange contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding as of December 30, 2005 totaled $4.4 million.  The notional amounts of forward exchange contracts are not a measure of our exposure.  The fair value of forward exchange contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts.  A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.  Accordingly, we believe that our hedging strategy should yield no material net impact to our results of operations or cash flows.

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

The principal amount of cash, cash equivalents and marketable securities at December 30, 2005 totaled $389 million with a weighted average interest rate of 3.04% and an estimated average tax equivalent yield of 3.52%.  All of our marketable securities at December 30, 2005 were in municipal bonds. Our investment portfolio of marketable securities is primarily classified as held-to-maturity (with the exception of our auction rate securities which are classified as available-for-sale), and any gains or losses relating to changes in interest rates would occur in the unlikely event of liquidation of all or part of the investment portfolio. Our debt of $60.0 million at December 30, 2005 carried a weighted average fixed interest rate of 6.89% with principal payments due in various installments over a nine-year period.

The estimated fair value of our cash and cash equivalents and marketable securities (64% of which was held in international jurisdictions at December 30, 2005 and could be subject to additional taxation if it was repatriated in the United States) approximated the principal amounts set forth above based on the maturities of these financial instruments.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 4.   Controls and Procedures

(a)          Disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)         Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

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

IGRT is an emerging radiation therapy treatment methodology that complements IMRT.  We are currently investing in product development to design new classes of imaging products for IGRT treatment as well as enhancements to existing products to enable IGRT treatment capabilities. We believe IGRT is the next generation in radiotherapy treatment of cancers, combining IMRT treatment with sophisticated real-time imaging and visualization systems, and that it will be a driver of growth in our Oncology Systems business over the next several years.  IGRT, while recognized as a new technology driver in radiation therapy, is nevertheless a nascent technology that is not yet widely accepted or adopted.  Our future success depends upon the wide spread awareness, acceptance and adoption by the radiation oncology market of IGRT and our IGRT products as an evolutionary technology and methodology for radiotherapy treatment of cancers.  IMRT drove high order and revenue growth in North America from 1999 to 2003. Hospitals and clinics are still converting to this new clinical process, resulting in slower North American growth.  There are indications that IGRT will drive a further growth phase after clinicians have absorbed IMRT and after our early IGRT sites demonstrate the efficiency and effectiveness of IGRT.  If our assumptions regarding the future importance of IGRT are incorrect, if IGRT fails to be effective as a treatment methodology or if IGRT fails to become widely accepted, our orders and revenues could fail to increase or could decrease.

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

Our success depends upon the successful development, introduction and commercialization of new generations of products, treatment systems and enhancements to and/or simplification of existing products.  Our Oncology Systems products are technologically complex and must keep pace with rapid and significant technological change, comply with rapidly evolving industry standards and compete effectively with new product introductions of our competitors.  Our X-ray Products business segment must also continually innovate to develop products with lower cost, better product quality and superior technology and performance in order to effectively compete with the affiliated X-ray tube manufacturing operations of many of our customers.  Accordingly, many of our products require significant planning, design, development and testing at the technological, product and manufacturing process levels. These activities require significant capital commitments and investments on our part, which we may be unable to recover. In addition, a few of our research and development projects are funded by government contracts. Changes in government priorities and our ability to attract such funding may affect our overall research effort and ultimately, our ability to develop successful new products and product enhancements.

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

•                  manage customer demands for retrofits of both new and old products; and

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

We conduct business globally. Our international revenues accounted for approximately 48% and 46% of revenues during the first quarter of fiscal years 2006 and 2005, respectively. As a result, we must provide significant service and support on a worldwide basis, and we have sales and service offices located throughout Europe, Asia, Latin America and Australia. In addition, we have manufacturing and research operations in England, Germany, Switzerland, France and Finland.  We have invested substantial financial and management resources to develop an international infrastructure to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will be able to compete successfully in the international market or meet the service and support needs of such customers. Accordingly, our future results could be harmed by a variety of factors, including:

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

In addition, long-term movements in foreign currency exchange rates could affect the competitiveness of our products.  Even though sales of our products internationally occurs predominantly in local currencies, our cost structure is largely U.S. dollar based, and some of our competitors may have cost structures based in other currencies, so our overall margins and pricing competitiveness may be adversely affected.  In fact, in the recent past, we have benefited from the relatively weak U.S. dollar that has made our pricing more competitive with our foreign competitors.  This has been a contributor to our international order and revenue growth.  Any significant strengthening of the U.S. dollar against other countries’ currencies may result in slower growth in our international orders and revenues, which then could negatively affect our overall financial performance and results.  The relative weakness of the U.S. dollar against other currencies has been a subject of policy discussions within the U.S. government and among other countries’ governments.  Changes in monetary or other policies will likely affect such foreign currency exchange rates.

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

In the United States, as a manufacturer and seller of medical devices and devices utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the U.S. Food and Drug Administration, or FDA, and state and local regulatory agencies, such as the State of California, to ensure such devices are safe and effective.  Such regulations, which include the U.S. Food, Drug and Cosmetic Act, or the FDC Act, and regulations promulgated by the FDA, govern the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, possession, marketing, transportation, disposal, clinical investigations involving humans, sale and marketing of medical devices, post-market surveillance, repairs, replacements, recalls and other matters relating to medical devices, radiation producing devices and devices utilizing radioactive by-product material. State regulations are extensive and vary from state to state. Our Oncology Systems equipment and software products constitute medical devices subject to these regulations.  Our X-ray tube products and our flat panel detectors are also considered medical devices. Future products in any of our business segments may constitute medical devices and be subject to regulation as such.  These laws require that manufacturers adhere to certain standards designed to ensure that the medical devices are safe and effective. Under the FDC Act, each medical device manufacturer must comply with requirements applicable to manufacturing practices.

The FDA generally requires that medical devices receive FDA 510(k) pre-market notification clearance or an approved pre-market approval application, or PMA, before we, as a manufacturer of such devices, can take orders for or distribute those products in the United States.  In addition, modifications or enhancements to these products that could significantly affect safety or effectiveness, or constitute a major change in intended use, require further FDA clearance or approval. Obtaining FDA market clearances or approvals can be time-consuming, expensive and uncertain. We may fail to obtain the necessary clearances or approvals or may be unduly delayed in doing so. Furthermore, even if we are granted regulatory clearances, the clearances may include significant limitations on the indicated uses of the product, which may limit the market for those products. The FDA review process typically requires extended proceedings pertaining to the safety and efficacy of new products, which may delay or hinder a product’s timely entry into the marketplace.  If we were unable to achieve required FDA approval or clearance for a product, or were limited or unduly delayed in doing so, our business would suffer.  In addition, our products have either been Class 1 medical devices (our X-ray tube and flat panel detectors), which require no pre-market approvals or clearances, or Class 2 medical devices (our Oncology Systems products, with the exception of industrial products), which requires only the 510(k) pre-market notification clearance. The 510(k) clearance process is less time-consuming, expensive and uncertain than the PMA approval process. If we were required to use the PMA approval process for future products or product modifications, it could delay or prevent release of the proposed products or modifications, and could cause our business to suffer.

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

We maintain limited product liability insurance coverage in amounts we deem sufficient for our business and currently self-insure professional liability/errors and omission liability. The product liability insurance policies that we maintain are expensive and have high deductible amounts and self-insured retentions. In the future, these policies may not be available on acceptable terms or in sufficient amounts, if at all.  In addition, the insurance coverage we have obtained may not be adequate. A successful material claim brought against us relating to a self-insured liability or a liability that is in excess of our insurance coverage, or for which insurance coverage is denied or limited would require us to pay damage amounts that could be substantial and have a material adverse effect on our financial position and results of operation.

THE MARKETS IN WHICH WE COMPETE ARE HIGHLY COMPETITIVE, AND WE MAY LOSE MARKET SHARE TO COMPANIES WITH GREATER RESOURCES OR WHICH ARE ABLE TO DEVELOP MORE EFFECTIVE TECHNOLOGIES, OR WE COULD BE FORCED TO REDUCE OUR PRICES

The markets for radiation therapy equipment and software are characterized by rapidly evolving technology, intense competition and pricing pressure. Many of the companies with which our Oncology Systems compete have greater financial, marketing and other resources than we have.  Also, we expect that the rapid technological changes occurring in our markets will lead to the entry of new competitors into our markets, as well as our encountering new competitors as we apply our technologies in new markets such as stereotactic radiosurgery for neurosurgical treatments. Our ability to compete successfully depends in part on our ability to provide technologically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, together in a complete package of products and services, and to do so ahead of our competitors.  Our ability to compete in the radiation therapy market may be adversely affected when purchase decisions are based solely upon price since our products are generally sold on a total value to the customer basis.  This may occur if hospitals and clinics give purchasing decision authority to group purchasing organizations that focus solely on pricing as the primary determinant in making purchase decisions.  In our sales of linear accelerator products for radiotherapy and radiosurgery, we compete primarily with Siemens Medical Solutions, Elekta AB, Tomotherapy Incorporated and Accuray Incorporated.  We compete with a variety of companies, such as Elekta AB/IMPAC Medical Systems, Inc., Philips Medical Systems, Computerized Medical Systems, Inc., North American Scientific, Inc. and Nucletron B.V. in our software products, treatment simulation and verification products and accessories product lines.  In respect of our BrachyTherapy business, our primary competitor is Nucletron B.V.  For the service and maintenance business for our products, we compete with independent service organizations and our customers’ internal service organizations.

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

INTEROPERABILITY OF OUR PRODUCTS WITH ONE ANOTHER AND THEIR COMPATIBILITY WITH THIRD- PARTY PRODUCTS IS BECOMING INCREASINGLY IMPORTANT, AND IF WE ARE UNABLE TO MAKE OUR PRODUCTS INTEROPERATE WITH ONE ANOTHER OR COMPATIBLE WITH WIDELY USED THIRD-PARTY PRODUCTS, SALES OF OUR PRODUCTS COULD DECREASE

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

WE SELL OUR LINATRON® X-RAY ACCELERATORS TO OEM CUSTOMERS WHO ARE DEPENDENT UPON CUSTOMER DELIVERY AND ACCEPTANCE SCHEDULES, WHICH MAY CAUSE ORDERS FOR OUR SIP PRODUCTS TO BE UNPREDICTABLE

Our SIP business designs, manufactures and sells Linatron X-ray accelerators for security and inspection purposes.  We generally sell our accelerators to OEMs who incorporate them into their inspection products, which are then sold to port authorities and other government agencies, as well as to commercial private parties.  We believe growth in this business will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes.  However, use of linear accelerator technology in security cargo screening and border protection is in its early stages and governmental agencies have provided little public information about plans for adopting such technology.  Orders for our SIP products may be unpredictable and the actual timing of sales and revenue recognition will vary significantly as it is difficult to predict our OEM customer delivery and acceptance schedules.

In addition, our SIP business is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection and customs revenue activities, which depend upon government budgets and appropriations and subject to political changes.  These factors are unpredictable, and may cause uncertainty and variability in the timing of orders.  Thus, orders in any quarter or period are not necessarily directly correlated to the level of sales or revenues in any particular future quarter or period.  This unpredictability in orders, sales and revenue timing could cause volatility in our revenues and earnings, and therefore our stock price.

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

Our success will depend, in part, on our ability to expand our product offerings and grow our businesses in response to changing technologies, customer demands and competitive pressures.   In some circumstances, we may determine to do so through the acquisition of complementary businesses, products or technologies rather than through internal development. In the second quarter of fiscal year 2005, we acquired Sigma Micro Informatique Conseil, a privately held French supplier of information management software for radiation oncology and medical oncology.  The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions.  Furthermore, even if we successfully complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products or technologies into our operations, and the process of integration could be expensive, time-consuming and may strain our resources. In addition, we may be unable to retain employees of acquired companies, or retain the acquired company’s customers, suppliers, distributors or other partners who are our competitors or who have close relationships with our competitors.  Consequently, we may not achieve anticipated benefits and could harm our existing business. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges such as in-process research and development, any of which could harm our business and affect our financial results.

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

In addition, sales of some of our products indirectly depend on whether adequate reimbursement is available to our customers for the treatment provided by those products from third-party healthcare payors, such as government healthcare insurance programs, including the Medicare and Medicaid programs, private insurance plans, health maintenance organizations and preferred provider organizations. Once Medicare has made a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually.  Private third-party payors often adopt Medicare reimbursement policies and payment amounts.  As a result, decisions by the Centers for Medicare and Medicaid Services, or CMS, to reimburse for a treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a treatment would likely extend to third-party payor reimbursement policies and amounts for that treatment as well.  The availability of such reimbursement for treatments using our products and the relevant reimbursement rates can affect our customers’ decisions to purchase our radiotherapy products or the products into which our X-ray tube and flat panel detectors are integrated.  For example, currently Medicare reimbursement rates for IMRT treatments are substantially higher than the reimbursement rates for standard radiotherapy treatments, and growth in our business has been driven in part by growth in sales of IMRT and IMRT-related products.  Any material adverse change in Medicare’s reimbursement policies regarding IMRT treatments or other procedures using our products, or material reduction in reimbursement rates for such procedures, could reduce demand for our products and have a material adverse effect on our revenues.  Also, until recently, there has been considerable confusion about the availability of reimbursement for IGRT and what reimbursement codes and rates apply for IGRT procedures.  This has caused some hesitancy with some customers as they evaluated the economic return of investing in IGRT equipment.  CMS has recently adopted codes for reimbursement of IGRT procedures which should clarify the availability of reimbursement and the reimbursement rates for IGRT. In addition, the executive branch of the federal government and the Congress from time to time consider various Medicare and other healthcare reform proposals that could significantly affect both private and public reimbursement for healthcare services. If a proposal that significantly reduced reimbursement rates for our products or procedures using our products were enacted into law, it could adversely affect the demand for these products and our business would suffer.

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

•                  unfavorable outcome of any litigation; and

•                  accounting adjustments such as those relating to accounting reserves for product recalls, share-based compensation expense as required under SFAS 123(R) and changes in interpretation of accounting pronouncements.

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

We report on a quarterly and annual basis our net orders and backlog.  It is important to understand that, unlike revenues, net orders and backlog are not governed by the rules of GAAP, and are not within the scope of the audit or reviews conducted by our independent public accountants; therefore, investors should not interpret our net orders or backlog results in such a manner.  Also, our net orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues as the timing of such revenues is dependent upon completion of customer site preparation and construction, installation scheduling, customer capital budgeting and financing, appropriate regulatory authorizations and other factors.  Unexpected levels of cancellation of individual orders will reduce the quarterly net orders results and also affect the level of future revenues.  Accordingly, we cannot be sure if or when orders will mature into revenues. Our operating results for net orders and backlog in one or more future periods may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

We prepare our financial statements to conform with GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the Securities and Exchange Commission and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced.

WE ARE REQUIRED TO RECOGNIZE EXPENSE FOR SHARE-BASED COMPENSATION RELATED TO STOCK OPTIONS AND EMPLOYEE STOCK PURCHASES, AND THERE CAN BE NO ASSURANCE THAT THE EXPENSE THAT WE ARE REQUIRED TO RECOGNIZE ACCURATELY MEASURES THE VALUE OF OUR SHARE-BASED PAYMENT AWARDS, AND THE RECOGNITION OF THIS EXPENSE COULD CAUSE THE TRADING PRICE OF OUR COMMON STOCK TO DECLINE

On October 1, 2005, we adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including stock options and employee stock purchases related to the Employee Stock Purchase Plan and restricted stock based on fair values.  As a result, our operating results for the first quarter of fiscal year 2006 contain, and our operating results for future periods will contain, a charge for share-based compensation related to stock options and employee stock purchases.  This charge is in addition to other share-based compensation expense we have recognized in prior periods.

The application of SFAS 123(R) requires the use of an option-pricing model, such as the Black-Scholes option-pricing model, to determine the fair value of share-based payment awards.  Option-pricing models were developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Our stock options and the option component of the Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and changes in the assumptions (such as expected term, stock price volatility and other variables) can materially affect the fair value estimates.  Therefore, although we determine the fair value of stock options and the option component of the Employee Stock Purchase Plan shares in accordance with SFAS 123(R) and SAB 107, the existing valuation models may not provide an accurate measure of such fair value, and there can be no assurance that the resulting expense that we are required to recognize accurately measures that value.

As a result of the adoption of SFAS 123(R), our earnings for the first quarter of fiscal 2006 were lower than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

THE NATURE OF OUR BUSINESS EXPOSES US TO ENVIRONMENTAL CLAIMS, CLEANUP COSTS, OR EXPENSES, WHICH COULD CAUSE US TO PAY SIGNIFICANT AMOUNTS

We are subject to a variety of environmental laws around the world regulating the handling, storage, transport and disposal of hazardous materials and imposing liability for the cleanup of contamination from these materials that do or may create increased costs for some of our operations.  Although we follow procedures that we consider appropriate under existing regulations, these procedures can be costly and we cannot completely eliminate the risk of contamination or injury from these hazardous materials, and, in the event of such an incident, we could be held liable for any damages that result.  We do not maintain insurance for clean up costs or third-party claims resulting from environmental contamination which could occur in the future.  We do, however, maintain insurance policies that may provide coverage for cleanup costs or third-party claims resulting from some historical occurrences of environmental contamination; although such coverage may be inadequate to cover such costs or claims.  We could also be assessed fines or penalties for failure to comply with environmental laws and regulations.  In addition, we may be required to incur significant additional costs to comply with future changes in existing environmental laws and regulations or new laws and regulations.  For example, the European Union, or EU, has adopted directives that when implemented will require medical equipment manufacturers to bear some or all of the cost of product disposal at the end of the products’ useful life, thus creating increased costs for our operations.  The EU has also adopted a directive that may require the adoption of restrictions on the use of some hazardous substances in certain of our products sold in the EU.  This directive could create increased costs for our operations.  All of these costs, and any future violations or liability under environmental laws or regulations, could have a material adverse effect on our business.

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

In light of the relatively low interest rates on short-term investments and in order to better utilize our strong cash position in a manner to better assist sales of our products, we offer longer or extended payment terms for qualified customers in some circumstances.  During the first quarter of fiscal year 2006, revenues earned from customer contracts with longer or extended payment terms amounted to approximately 2% of total Oncology Systems revenues.  While we qualify customers to whom we offer such longer or extended payment terms, there can be no assurance that the financial positions of such customers will not change adversely over the longer time period given for payment.  In such an event, we may experience an increase in payment defaults in our accounts receivable, which will affect our net earnings.  Also, such longer or extended payment terms will likely result in an increase in our DSO.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to the shares of common stock repurchased by us during the first quarter of fiscal year 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2005 - October 28, 2005	499,400	$40.76	499,400	1,000,600
October 29, 2005 - November 25, 2005	329,700	$47.40	329,700	6,670,900	(1)
November 26, 2005 - December 30, 2005	66,000	$50.00	66,000	6,604,900	(2)
Total	895,100	$43.89	895,100

(1) On November 21, 2005, we announced that our Board of Directors had authorized the repurchase of up to 6,000,000 shares of our common stock through December 31, 2006.  We expect repurchases will be made in accordance with Rule 10b-18 and include a plan designed to satisfy the Rule 10b5-1 safe harbor.  Shares will be retired upon repurchase.

(2) As of December 30, 2005, we could repurchase up to 6,604,900 shares of our common stock.  The authorization to repurchase 604,900 shares of our common stock under our Board of Directors’ November 19, 2004 authorization expired on December 31, 2005.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)           Exhibits required to be filed by Item 601 of Regulation S–K:

Exhibit No.		Description
3.1		Registrant’s Amended and Restated By-Laws, effective November 18, 2005 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on November 23, 2005).
10.1	†

Registrant’s New Compensation Structure for Executives and Non-Employee Directors of Varian Medical Systems, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on December 13, 2005).

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

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: February 6, 2006	By:	/s/ ELISHA W. FINNEY
Elisha W. Finney
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.		Description
3.1		Registrant’s Amended and Restated By-Laws, effective November 18, 2005 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on November 23, 2005).
10.1	†

Registrant’s New Compensation Structure for Executives and Non-Employee Directors of Varian Medical Systems, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on December 13, 2005).

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