Form 10-Q
period 2006-03-31
VARIAN MEDICAL SYSTEMS INC
filed 2006-05-08
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 131,387,751 shares of Common Stock, par value $1 per share, outstanding as of April 28, 2006.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended March 31, 2006

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
Revenues:
Product	$351,721	$296,950	$626,694	$545,121
Service contracts and other	62,137	53,929	121,395	104,714
Total revenues	413,858	350,879	748,089	649,835

Cost of revenues:
Product	206,337	168,528	368,082	314,114
Service contracts and other	36,436	32,196	70,158	60,382
Total cost of revenues	242,773	200,724	438,240	374,496

Gross margin	171,085	150,155	309,849	275,339

Operating expenses:
Research and development	25,012	20,228	47,229	38,596
Selling, general and administrative	66,549	50,667	123,332	96,857
Total operating expenses	91,561	70,895	170,561	135,453

Operating earnings	79,524	79,260	139,288	139,886
Interest income	3,633	1,987	6,383	3,945
Interest expense	(1,099)	(1,335)	(2,183)	(2,840)
Earnings from operations before taxes	82,058	79,912	143,488	140,991
Taxes on earnings	26,260	25,760	46,530	46,530
Net earnings (1)	$55,798	$54,152	$96,958	$94,461
Net earnings per share - Basic	$0.42	$0.41	$0.74	$0.71
Net earnings per share - Diluted	$0.41	$0.39	$0.71	$0.68

Weighted average shares used in the calculation of:
Net earnings per share - Basic	131,926	133,082	131,492	133,532
Net earnings per share - Diluted	136,821	138,427	136,368	139,223

(1) For the three months and six months ended March 31, 2006, net earnings included total share-based compensation expense, net of taxes under SFAS 123(R), of $7,501 and $12,966, respectively. For the three months and six months ended April 1, 2005, net earnings included share-based compensation expense, net of taxes, related to restricted stock, of $155 and $423, respectively. See Note 11 of the Notes to the Condensed Consolidated Financial Statements for additional information.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	March 31, 2006	September 30, 2005 (1)
Assets
Current assets:
Cash and cash equivalents	$266,265	$243,086
Short-term marketable securities	127,290	135,356
Accounts receivable, net	371,301	351,899
Inventories	177,365	164,873
Prepaid expenses and other	27,472	26,211
Deferred tax assets	101,329	95,470

Total current assets	1,071,022	1,016,895

Property, plant and equipment, net	119,811	114,540
Long-term marketable securities	—	3,679
Goodwill	121,389	121,389
Other assets	67,752	60,899

Total assets	$1,379,974	$1,317,402

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,643	$71,007
Accrued expenses	282,826	315,287
Current maturities of long-term debt	2,697	2,689
Product warranty	39,421	39,407
Advance payments from customers	128,277	115,543

Total current liabilities	523,864	543,933
Long-term accrued expenses and other	55,837	57,124
Long-term debt	57,210	57,318

Total liabilities	636,911	658,375

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 131,805 and 130,715 shares issued and outstanding at March 31, 2006 and at September 30, 2005, respectively	131,805	130,715
Capital in excess of par value	239,225	152,263
Deferred stock compensation	—	(1,797)
Retained earnings	377,854	383,667
Accumulated other comprehensive loss	(5,821)	(5,821)

Total stockholders’ equity	743,063	659,027

Total liabilities and stockholders’ equity	$1,379,974	$1,317,402

(1) The condensed consolidated balance sheet as of September 30, 2005 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(In thousands)	March 31, 2006	April 1, 2005

Cash flows from operating activities:
Net earnings	$96,958	$94,461
Adjustments to reconcile net earnings to net cash provided by operating activities:
Tax benefits from exercises of share-based payment awards	46,061	13,080
Excess tax benefits from share-based compensation	(43,455)	—
Share-based compensation expense	19,876	631
Depreciation	11,773	10,528
Provision for doubtful accounts receivable	233	736
Amortization of intangibles	2,928	2,728
Amortization of premium/discount on marketable securities, net	80	279
Deferred taxes	(6,064)	(30)
Net change in fair value of derivatives and underlying commitments	3,877	(2,388)
Gain on equity investment in affiliate	(1,357)	(1,054)
Loss/(gain) on disposal of property, plant and equipment	(13)	121
Other	72	405
Changes in assets and liabilities:
Accounts receivable	(25,254)	(17,986)
Inventories	(10,705)	(34,820)
Prepaid expenses and other current assets	(7,165)	(1,907)
Accounts payable	(114)	8,491
Accrued expenses	(29,689)	15,950
Product warranty	74	(1,877)
Advance payments from customers	13,008	23,310
Long-term accrued expenses and other liabilities	(579)	(522)
Net cash provided by operating activities	70,545	110,136

Cash flows from investing activities:
Proceeds from maturities of marketable securities	46,665	203,160
Purchases of marketable securities	(35,000)	(87,800)
Acquisition of businesses, net of cash acquired	—	(12,147)
Purchases of property, plant and equipment	(17,371)	(14,321)
Proceeds from disposal of property, plant and equipment	340	53
Equity investment in affiliate	(2,980)	—
Increase in cash surrender value of life insurance	(3,541)	(5,238)
Note receivable from affiliate and other	(151)	(1,812)
Other, net	(90)	(391)
Net cash provided by (used in) investing activities	(12,128)	81,504

Cash flows from financing activities:
Repurchases of common stock	(123,836)	(116,903)
Proceeds from issuance of common stock to employees	52,639	22,262
Excess tax benefits from share-based compensation	43,455	—
Employees’ taxes withheld for restricted performance shares issued	(8,077)	—
Repayments of bank borrowings	(100)	(40)
Net cash used in financing activities	(35,919)	(94,681)
Effects of exchange rate changes on cash and cash equivalents	681	(2,187)
Net increase in cash and cash equivalents	23,179	94,772
Cash and cash equivalents at beginning of period	243,086	132,870
Cash and cash equivalents at end of period	$266,265	$227,642

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Varian Medical Systems, Inc. (“VMS”) and subsidiaries (collectively, the “Company”) designs, manufactures, sells and services advanced equipment and software products for treating cancer with radiation. The Company also designs, manufactures, sells and services high quality, cost-effective X-ray tubes for original equipment manufacturers; replacement X-ray tubes; flat panel digital image detectors for filmless X-rays (commonly referred to as flat panel detectors or digital image detectors) for medical, scientific and industrial applications; and linear accelerators for security and inspection purposes.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2006 is the 52-week period ending September 29, 2006, and fiscal year 2005 was the 52-week period ended September 30, 2005. The fiscal quarters ended March 31, 2006 and April 1, 2005 were both 13-week periods.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005. In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of March 31, 2006 and September 30, 2005, results of operations for the three and six months ended March 31, 2006 and April 1, 2005, and cash flows for the six months ended March 31, 2006 and April 1, 2005. The results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

Share-Based Compensation Expense

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to the Varian Medical Systems, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), deferred stock units and restricted stock based on their fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide guidance on SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R). See Note 11 of the Notes to the Condensed Consolidated Financial Statements for a detailed discussion of SFAS 123(R).

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123(R)-3”). The Company has elected to adopt the “short-cut” method provided in FSP 123(R)-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The “short-cut” method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC pool and the Condensed Consolidated Statements of Cash Flows of the tax effects of share-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Recent Accounting Pronouncements

In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), which provides guidance under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Creation Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Company has not yet completed its evaluation of the impact of the repatriation provisions but currently expects to be in a position to finalize its assessment by the third quarter of fiscal year 2006. Based on the Company’s analysis to date, however, it is reasonably possible that it may repatriate up to $175 million. Under the Jobs Creation Act, the Company may be subject to U.S. tax on repatriated amounts.  However, because the Company had previously expected to repatriate a portion of these same earnings without the tax benefits of the Jobs Creation Act, it is possible that the Company could recognize a net benefit of up to $10 million related to the repatriation.

2. MARKETABLE SECURITIES

The carrying amounts of marketable securities, which are all municipal bonds, are reflected as follows:

(In millions)	March 31, 2006	September 30, 2005

Short-term marketable securities	$127.3	$135.3
Long-term marketable securities	—	3.7
Total marketable securities	$127.3	$139.0

3. INVENTORIES

The components of inventories are as follows:

(In millions)	March 31, 2006	September 30, 2005

Raw materials and parts	$102.3	$96.4
Work-in-progress	16.7	16.3
Finished goods	58.4	52.2
Total inventories	$177.4	$164.9

4. GOODWILL AND INTANGIBLE ASSETS

Pursuant to SFAS No. 142, Goodwill and Intangible Assets (“SFAS 142”), the Company performs an annual impairment test for goodwill and intangible assts with indefinite useful lives. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives, which range from approximately two to twenty years.

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

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” on the Condensed Consolidated Balance Sheets:

(In millions)	March 31, 2006	September 30, 2005

Intangible Assets:
Acquired existing technology	$14.1	$14.1
Patents, licenses and other	13.9	13.9
Customer contracts and supplier relationship	10.1	10.1
Accumulated amortization	(21.3)	(18.4)
Net carrying amount	$16.8	$19.7

Amortization expense for intangible assets required to be amortized under SFAS 142 was $1.4 million for both the three months ended March 31, 2006 and April 1, 2005 and $2.9 million and $2.7 million for the six months ended March 31, 2006 and April 1, 2005, respectively. The Company estimates amortization expense on a straight-line basis for the remaining six months of fiscal year 2006, fiscal years 2007 through 2010, and thereafter, to be as follows (in millions): $2.9, $4.5, $3.1, $2.4, $2.0 and $1.9.

The following table reflects goodwill allocated to the Company’s reportable segments:

(In millions)	March 31, 2006	September 30, 2005

Oncology Systems	$120.9	$120.9
X-ray Products	0.5	0.5
Total	$121.4	$121.4

5. RELATED PARTY TRANSACTIONS

In fiscal years 1999 and 2000, VMS invested a total of $5 million in a three member consortium for a 20% ownership interest in dpiX Holding Company LLC (“dpiX Holding”), which in turn invested $25 million for an 80.1% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin-film transistor arrays (“flat panels”) for the Company’s X-ray Products’ digital image detector products and for its Oncology System’s PortalVision imaging systems. The Company purchased flat panels from dpiX totaling approximately $2.8 million and $2.1 million for the three months ended March 31, 2006 and April 1, 2005, respectively and $7.3 million and $4.1 million for the six months ended March 31, 2006 and April 1, 2005, respectively, which are included as a component of “Inventories” in the Condensed Consolidated Balance Sheets and “Cost of revenues-Product” in the Condensed Consolidated Statements of Earnings for such periods. VMS had the right to appoint one manager of the five person board of managers and the investment was accounted for under the equity method. In accordance with the dpiX Holding agreement, net losses were to be allocated to the other two members, in succession, until their capital accounts equaled zero, before being allocated to VMS. The dpiX Holding agreement also provided that net profits were to be allocated to the other two members, in succession, until their capital accounts equaled the net losses previously allocated, then to the three members in accordance with their ownership interests.

In September 2004, VMS acquired another member’s 20% ownership interest in dpiX Holding for $1 million. As a result, VMS has the right to appoint two managers of the five person board of managers and its ownership interest in dpiX Holding increased to 40%, with the remaining 60% being held by the other original member. When VMS acquired this additional 20% ownership interest, the capital account of the selling member was nearly zero because it was the first in the consortium to be allocated losses. However, dpiX Holding has been profitable since VMS acquired the additional 20% ownership interest. As a result, VMS was the first to be allocated net profits to recover previously allocated losses and recorded in the three months ended March 31, 2006 and April 1, 2005 income on equity investment in dpiX Holding of $0.6 million and $0.5 million, respectively, and in the six months ended March 31, 2006 and April 1, 2005 of $1.4 million and $1.0 million, respectively, which is included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings.

In accordance with the dpiX agreement, the member that owns the other 19.9% ownership interest in dpiX had the right to sell back to dpiX on dpiX’s last business day in December 2004, 2005 and 2006, cumulatively all of that member’s ownership interest for $5 million if dpiX had not become a publicly traded company as of the last business day in December 2004. In December 2004, that member exercised its right to sell back to dpiX its 19.9% ownership interest. On each of December 22, 2005 and December 24, 2004, dpiX repurchased from that member a 7.96% ownership interest for a payment of $2 million (in aggregate, a 15.92% interest for $4 million). The remaining 3.98% membership interest will be repurchased by dpiX in December 2006. In accordance with the dpiX agreement, the repurchased ownership interest was allocated to the two remaining members of dpiX Holding. As a result, VMS’s indirect ownership interest in dpiX has increased to 38.4% as of March 31, 2006.

In December 2004, VMS agreed to loan $2 million to dpiX in four separate installments, bearing interest at prime rate plus 1% per annum. The principal balance is due and payable to VMS in twelve equal quarterly installments beginning in October 2006; interest is payable in full according to the same quarterly schedule, but beginning in April 2005; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable thereunder, is fully due and payable on July 10, 2009. As of March 31, 2006, the note receivable from dpiX totaled $2 million which is primarily included in “Other assets” in the Condensed Consolidated Balance Sheet.

In March 2006, VMS and the other member of dpiX Holding agreed in principle to invest an aggregate of $92 million in dpiX Holding for dpiX to acquire and construct a manufacturing facility in Colorado to increase its production capacity. The members’ contributions for this facility are based on their percentage of ownership interest in dpiX Holding. As such, VMS expects to invest approximately $37 million over the next 12 to 15 months. As of March 31, 2006, VMS has contributed approximately $3 million to dpiX Holding related to this facility.

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

The following table reflects the change in the Company’s accrued product warranty during the six months ended March 31, 2006 and April 1, 2005:

	Six Months Ended
(In millions)	March 31, 2006	April 1, 2005

Accrued product warranty, at beginning of period	$39.4	$40.7
Charged to cost of revenues	18.6	13.5
Actual product warranty expenditures	(18.6)	(15.3)
Accrued product warranty, at end of period	$39.4	$38.9

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has significant transactions denominated in foreign currencies and addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and typically hedges most of these firmly committed foreign currency sales orders. These firmly committed foreign currency sales orders are hedged using forward exchange contracts. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The forward exchange contracts range from one to twelve months in original maturity. As of March 31, 2006, the Company did not have any forward exchange contracts with an original maturity greater than twelve months. As international deliveries may extend beyond twelve months, the Company may hedge beyond twelve months in the future. The Company does not hold derivative instruments for speculative or trading purposes.

The Company accounts for its hedges of foreign currency denominated sales orders (firm commitments) as fair value hedges as prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities (“SFAS 133”). For the three and six months ended March 31, 2006, there were no material gains or losses due to hedge ineffectiveness. At March 31, 2006, the Company had foreign exchange forward contracts for fair value hedges with notional values to sell and purchase $269.0 million and $15.3 million, respectively, in various foreign currencies. At March 31, 2006, all open forward exchange contracts were deemed effective.

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

On February 2, 2004, the Company’s Japanese subsidiary (“VMS KK”) purchased the Service Business in Japan and certain other Asian and South American countries for 2.0 billion Japanese Yen, or US$19.1 million, plus a contingent “earn out” payable to MELCO at the end of the JVA period. This “earn out” payment is equivalent to 100% of the net profits or losses of the Service Business for a three-year period. The Company accounted for the purchase of the Service Business as an acquisition and 100% of the profits and losses from VMS KK are reflected in the Company’s consolidated results. The Company accounts for the “earn out” payment equivalent to 100% of the net profits or losses of the Service Business during the three-year period as an adjustment to the purchase price of the acquisition at the end of the JVA period. For the period from February 2, 2004 to March 31, 2006, net profits for the Service Business totaled approximately $3.4 million. Assuming no future profits or losses, $3.4 million would be payable to MELCO at the end of the three-year JVA period.

In addition to purchasing the Service Business, the Company entered into a distributor arrangement with MELCO to sell MELCO radiotherapy equipment products through VMS KK for two years. During that two-year period ended February 2, 2006, the Company did not sell any MELCO radiotherapy equipment products.

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

Contingencies

The U.S. Environmental Protection Agency or third parties have named the Company as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at eight sites where the Company, as Varian Associates, Inc., is alleged to have shipped manufacturing waste for recycling or disposal. In addition, the Company is overseeing environmental cleanup projects and, as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company’s sale of its electron devices business during 1995 and the sale of its thin film systems business during 1997). Under the terms of the agreement governing the distribution of the shares (the “spin-offs”) of Varian, Inc. (“VI”) and Varian Semiconductor Equipment Associates, Inc. (“VSEA”), by the Company in 1999, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $0.2 million (net of amounts borne by VI and VSEA) during both the three months ended March 31, 2006 and April 1, 2005, on environmental investigation, cleanup and third-party claim costs. The Company spent $0.6 million (net of amounts borne by VI and VSEA) during both the six months ended March 31, 2006 and April 1, 2005, on environmental investigation, cleanup and third-party claim costs.

For one of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities. In addition, various uncertainties make it difficult to estimate the likelihood or cost of certain third-party claims, project management costs and legal costs. As of March 31, 2006, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects for these activities ranged in the aggregate from $3.7 million to $7.1 million. The time frame over which the Company expects to complete the cleanup projects varies, ranging up to approximately 30 years as of March 31, 2006. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $3.7 million as of March 31, 2006. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

As to other sites and facilities, the Company has gained sufficient knowledge based upon formal agreements with other parties defining the Company’s future liabilities or formal cleanup plans for these sites that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the site to better estimate the scope and costs of future cleanup activities. As of March 31, 2006, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) to complete the cleanup projects, including reimbursements of third-party’s claims, for these sites and facilities ranged in the aggregate from $10.2 million to $45.5 million. The time frame over which these cleanup projects are expected to be completed varies with each site and facility, ranging from approximately 10 years to approximately 30 years as of March 31, 2006. As to each of these sites and facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $18.6 million at March 31, 2006. The Company accordingly accrued $12.4 million, which represents its best estimate of the future costs of $18.6 million discounted at 4%, net of inflation. This accrual is in addition to the $3.7 million described in the preceding paragraph.

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

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial strength of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company’s past and future environmental-related expenditures, and the Company therefore included a $3.1 million receivable in “Other assets” at March 31, 2006. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has in the past paid the claims that the Company has made.

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

9. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005

Defined Benefit Plans
Service cost	$929	$758	$1,858	$1,516
Interest cost	844	777	1,688	1,554
Expected return on plan assets	(841)	(732)	(1,682)	(1,464)
Amortization of transition amount	(2)	60	(4)	120
Amortization of prior service cost	32	33	64	66
Recognized actuarial loss	213	179	426	358
Net pension benefit cost	$1,175	$1,075	$2,350	$2,150
Post-Retirement Benefit Plans
Service cost	$—	$—	$—	$—
Interest cost	71	92	142	184
Expected return on plan assets	—	—	—	—
Amortization of transition amount	123	123	246	246
Amortization of prior service cost	1	—	2	—
Recognized actuarial gain	(1)	(3)	(2)	(6)
Net pension benefit cost	$194	$212	$388	$424

The Company made contributions to the defined benefit plans of $3.0 million during the six months ended March 31, 2006. The Company currently expects total contributions to the defined benefit plans for fiscal year 2006 will be approximately

$3.7 million. The Company made contributions to the post-retirement benefit plans of $0.3 million during the six months ended March 31, 2006. The Company currently expects total contributions to the post-retirement benefit plans for fiscal year 2006 will be approximately $0.5 million.

10. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On November 21, 2005, the Company announced that its Board of Directors had authorized the repurchase by the Company of up to 6,000,000 shares of its common stock through December 31, 2006 in addition to the 1,500,000 shares of common stock that had been available for repurchase under the previously approved program as of September 30, 2005. During the six months ended March 31, 2006, the Company paid $123.8 million to repurchase 2,395,100 shares of its common stock, of which $84.6 million was paid during the three months ended March 31, 2006 to repurchase 1,500,000 shares. All shares that have been repurchased have been retired. As of March 31, 2006, 4,500,000 shares of the Company’s common stock remained available for repurchase under the new program.

Comprehensive Earnings

Comprehensive earnings for the three and six months ended March 31, 2006 and April 1, 2005 equaled the reported net earnings.

11. EMPLOYEE STOCK PLANS

During fiscal year 1991, VMS adopted the stockholder-approved Omnibus Stock Plan (the “Omnibus Plan”) under which shares of common stock could be issued to officers, directors, key employees and consultants. The Omnibus Plan was amended and restated as of the spin-offs. The maximum number of shares that could have been issued was limited to twenty million shares. Stock options granted under the Omnibus Plan have an exercise price equal to the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. Options granted under the Omnibus Plan before November 2000 were generally exercisable in cumulative installments of one-third each year, commencing one year following date of grant. Options granted after November 2000 were exercisable in the following manner: the first one-third one year from the date of grant, with the remainder vesting monthly during the following two-year period. No further awards may be made under the Omnibus Plan.

In November 2000, VMS adopted the 2000 Stock Option Plan (the “2000 Plan”), which was intended to supplement the Omnibus Plan. The maximum number of shares that could have been issued was limited to twelve million shares. The 2000 Plan is similar to the Omnibus Plan in all material respects, with the exception that shares available for awards under the 2000 Plan could not be issued to directors or officers of VMS. Stock options granted under the 2000 Plan are exercisable for the first one-third of the option shares one year from the date of grant, with the remainder vesting monthly during the following two-year period. Other terms of the 2000 Plan mirror the Omnibus Plan. No further awards may be made under the 2000 Plan.

In February 2005, VMS’s stockholders approved the 2005 Omnibus Stock Plan (the “2005 Plan”), which provides for the grant of equity incentive awards, including stock options, restricted stock, stock appreciation rights, performance units, restricted stock units and performance shares of up to (a) four million shares, plus (b) the number of shares authorized for issuance, but never issued, under the Omnibus Plan and the 2000 Plan, plus (c) the number of shares subject to awards previously granted under the Omnibus Plan and 2000 Plan that terminate, expire, or lapse and (d) amounts granted in substitution of options in connection with certain transactions. For purposes of the total number of shares available for grant under the 2005 Plan, any shares that are subject to awards of stock options or stock appreciation rights shall be counted against the available-for-grant limit as one share for every one share issued, and any shares issued in connection with awards other than stock options and stock appreciation rights shall be counted against the available-for-grant limit as three shares for every one share issued. All awards may be subject to restrictions on transferability and continued employment as determined by the Compensation and Management Development Committee.

In November 2005, the Company’s Board of Directors approved changes in the employee service requirement for grants of non-qualified stock options made on or after November 17, 2005 under the 2005 Plan to employees who qualify for retirement at the time of termination from the Company. Under the new requirements, if an employee retires within one year of the grant date, the number of shares subject to the stock option shall be reduced proportionally by the time during such one-year period that the employee ceased to be an active, full-time employee of the Company (based upon a 365 day year). The revised number of shares subject to the stock option would continue to vest in accordance with the original vesting schedule, and the remaining shares cancelled as of the date of retirement. Under the old requirements, if an employee retired within one year of the grant date, all shares subject to the option grant would continue to vest in accordance with the original vesting schedule.

In February 2006, VMS’s stockholders approved the Amended and Restated 2005 Omnibus Stock Plan (the “Amended 2005 Plan”), which modified the 2005 Plan to permit the grant of deferred stock units to non-employee directors. All other aspects of the Amended 2005 Plan are the same as in the 2005 Plan. Each deferred stock unit is deemed to be the equivalent of one share of VMS’s common stock. Deferred stock units will vest over a period of not less than one year from the date of grant, unless otherwise provided in the grant agreement as determined by VMS’s Board of Directors, and vesting may be pro rata during the vesting period. Payment of deferred stock units generally will be made in shares of VMS’s common stock.

Effective October 1, 2005, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options and employee stock purchases related to the Employee Stock Purchase Plan, deferred stock units and restricted stock based on fair values. The Company’s financial statements as of and for the three and six months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings during the three and six months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123.  During the three and six months ended March 31, 2006, total share-based compensation expense, before taxes on earnings, was $11.7 million and $19.9 million, respectively. During the three and six months ended April 1, 2005, there was no share-based compensation expense related to stock options and employee stock purchases recognized under the intrinsic value method of APB 25. During the three and six months ended April 1, 2005, share-based compensation expense related to restricted stock, before taxes on earnings, was $0.2 million and $0.6 million, respectively, which was recorded under APB 25.

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

The fair value of options granted and the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005

Employee Stock Option Plans
Expected term (in years)	4.25	4.00	4.18	4.00
Risk-free interest rate	4.5%	3.8%	4.4%	3.5%
Expected volatility	29.2%	28.4%	29.3%	30.4%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$17.65	$10.72	$15.50	$11.66

Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	4.8%	3.3%	4.5%	3.0%
Expected volatility	27.8%	21.1%	26.5%	22.8%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$9.33	$9.76	$9.17	$10.86

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

As share-based compensation expense recognized in the Condensed Consolidated Statements of Earnings for the three and six months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to October 1, 2005, the Company accounted for forfeitures as they occurred.

The table below summarizes the effect of recording share-based compensation expense under SFAS 123(R) for the three months and six months ended March 31, 2006 which is allocated as follows:

	Three Months Ended	Six Months Ended
(In thousands, except per share amounts)	March 31, 2006	March 31, 2006

Cost of revenues - Product	$1,164	$1,584
Cost of revenues - Service contracts and other	778	1,394
Research and development	1,149	2,093
Selling, general and administrative	8,629	14,805
Taxes on earnings	(4,219)	(6,910)
Net decrease in net earnings	$7,501	$12,966

Increase (decrease) on:
Cash flows from operating activities	$(18,835)	$(43,455)
Cash flows from financing activities	$18,835	$43,455

Decrease on:
Net earnings per share — Basic	$0.06	$0.10
Net earnings per share — Diluted	$0.05	$0.09

During the three months and six months ended March 31, 2006, total share-based compensation expense recognized in earnings before taxes was $11.7 million and $19.9 million, respectively, and the total related recognized tax benefit was $4.2 million and $6.9 million, respectively. During the three months and six months ended April 1, 2005, total share-based compensation expense recognized in earnings before taxes was $0.2 million and $0.6 million, respectively, and the total related recognized tax benefit was $0.1 million and $0.2 million, respectively. Total share-based compensation expense capitalized as part of inventory for the three months and six months ended March 31, 2006 was $0.6 million and $1.1 million, respectively.

Activity under the Omnibus Plan, the 2000 Plan, the 2005 Plan and the Amended 2005 Plan (together, the “Employee Stock Plans”) is presented below:

(In thousands, except per share amounts and contractual term)	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (3)

Balance at September 30, 2005	6,950	16,606	$22.56
Granted (1)	(3,252)	2,590	50.42
Cancelled or expired (2)	114	(115)	37.32
Exercised	—	(3,149)	15.30
Balance at March 31, 2006	3,812	15,932	$28.41	6.6	$442,597

Exercisable at March 31, 2006		11,381	$22.01	5.7	$388,966

(1) During the six months ended March 31, 2006, VMS issued 201,701 shares (net of 161,931 shares withheld for employees’ taxes) under the Omnibus Plan and the 2000 Plan pursuant to restricted performance shares awarded to several senior executives in fiscal year 2001 which vested in November 2005. VMS also granted to two employees an aggregate of 3,000 shares of restricted common stock under the 2005 Plan. In addition, VMS awarded to its directors an aggregate of 16,000 deferred stock units under the Amended 2005 Plan. Restricted common stock, restricted performance shares and deferred stock units awarded under the 2005 Plan and the Amended 2005 Plan are deducted from shares available for grant in a one to three ratio.

(2) During the six months ended March 31, 2006, VMS excluded from shares available for grant 4,000 shares of expired options that were granted before the spin-offs of VI and VSEA under VMS’s previous, now inactive, stock option plans. In addition, during the six months ended March 31, 2006 VMS cancelled 1,000 shares of restricted common stock that had been previously granted to an employee.

(3) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on VMS’s closing stock price of $56.16 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

During the three months and six months ended March 31, 2006, the total pre-tax intrinsic value of options exercised was $54 million and $113 million, respectively. The following table summarizes information related to options outstanding and exercisable under the Employee Stock Plans at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
(Shares in thousands)
$3.88 – $13.89	1,109	2.8	$5.13	1,109	$5.13
$13.95 – $14.72	3,035	4.6	13.95	3,035	13.95
$14.73 – $21.27	1,823	5.5	17.91	1,823	17.91
$21.50 – $29.19	2,079	6.3	24.41	2,079	24.41
$32.10 – $39.85	5,067	7.6	35.75	3,078	34.75
$40.21 – $52.07	2,689	9.5	49.17	185	41.79
$52.08 – $60.32	130	9.9	60.20	72	60.32
Total	15,932	6.6	$28.41	11,381	$22.01

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

The following table illustrates the pro forma information regarding the effect on net earnings and net earnings per share if the Company had accounted for the share-based employee compensation under the fair value method of accounting:

	Three Months Ended	Six Months Ended
(In thousands, except per share amounts)	April 1, 2005	April 1, 2005

Net earnings, as reported	$54,152	$94,461
Add: Stock-based employee compensation expense included in reported net earnings under APB No. 25, net of related tax effects	156	422
Deduct: Total stock-based employee compensation determined under the fair value method for all awards, net of related tax effects	(6,355)	(11,915)
Pro forma net earnings	$47,953	$82,968

Net earnings per share — Basic:
As reported	$0.41	$0.71
Pro forma	$0.36	$0.62

Net earnings per share — Diluted:
As reported	$0.39	$0.68
Pro forma	$0.35	$0.60

As of March 31, 2006, there was $52 million of total unrecognized compensation expense related to stock options granted and employee stock purchases made under the Employee Stock Plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.4 years.

The activity for restricted stock, restricted performance shares and deferred stock units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value

Balance at September 30, 2005	409	$16.90
Granted	19	58.91
Vested	(364)	13.95
Cancelled or expired	(1)	39.11
Balance at March 31, 2006	63	$46.07

As of March 31, 2006, there was $2.6 million of total unrecognized compensation expense related to restricted stock and deferred stock units granted under the Employee Stock Plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 9.0 years. The 363,632 shares that vested during the six months ended March 31, 2006 were restricted performance shares, and the total fair value of these shares upon vesting was $18 million. The Company withheld 161,931 shares (approximately $8 million) for employees’ taxes at vesting.

12. EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period. Diluted net earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares under the treasury method.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005

Net earnings	$55,798	$54,152	$96,958	$94,461

Basic weighted average shares outstanding	131,926	133,082	131,492	133,532
Dilutive stock option shares	4,878	4,998	4,865	5,347
Dilutive restricted performance shares and restricted common stock	17	347	11	344
Diluted weighted average shares outstanding	136,821	138,427	136,368	139,223

Net earnings per share — Basic	$0.42	$0.41	$0.74	$0.71
Net earnings per share — Diluted	$0.41	$0.39	$0.71	$0.68

The Company excludes options from the computation of diluted weighted average shares outstanding if the assumed proceeds, including the sum of (a) the exercise price of the options, (b) the amount of compensation cost attributed to future services and not yet recognized and (c) the amount of tax benefit, are greater than the average market price of the shares because the inclusion of these options would be antidilutive to earnings per share. Accordingly, stock options to purchase 2,608,219 shares and 2,698,128 shares at an average exercise price of $50.35 and $40.10 per share, respectively, were excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2006 and April 1, 2005, respectively. Stock options to purchase 2,650,855 shares and 2,698,128 shares at an average exercise price of $50.19 and $40.10 per share, respectively, were excluded from the computation of diluted weighted average shares outstanding for the six months ended March 31, 2006 and April 1, 2005, respectively.

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

The following table summarizes selected operating results information for each business segment:

	Three Months Ended		Six Months Ended
(In millions)	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
Revenues

Oncology Systems	$346	$293	$623	$541
X-ray Products	61	50	113	95
Total reportable segments	$407	$343	$736	$636
Other	7	8	12	14
Corporate	—	—	—	—
Total company	$414	$351	$748	$650
Operating Earnings

Oncology Systems	$85	$76	$147	$134
X-ray Products	12	10	21	19
Total reportable segments	$97	$86	$168	$153
Other	(2)	1	(3)	2
Corporate	(15)	(8)	(26)	(15)
Total company	$80	$79	$139	$140

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of March 31, 2006, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended March 31, 2006 and April 1, 2005 and the condensed consolidated statement of cash flows for the three-month and six-month periods ended March 31, 2006 and April 1, 2005. These interim financial statements are the responsibility of the Company’s management.

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

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
April 26, 2006

Item2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. and its subsidiaries (“we,” “our,” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission, or SEC, or other reasons. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as intensity modulated radiation therapy, or IMRT, image guided radiation therapy, or IGRT, brachytherapy, software, treatment techniques, and advanced X-ray products; growth drivers; orders, revenues, backlog or earnings growth; future financial results and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “will,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential” and “possible” or similar statements are forward-looking statements. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Overview

We reported continued growth in net earnings, revenues, net orders and backlog in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. We generated net earnings of $56 million for the second quarter. Revenues for the second quarter were $414 million, up 18% from the year-ago quarter due primarily to strong revenue growth in our Oncology Systems and X-ray Products business segments, with contributions from some of our emerging businesses in brachytherapy and flat panel digital image detectors for filmless X-rays (also commonly referred to as flat panel detectors or digital image detectors). Net orders for the second quarter of fiscal year 2006 increased 9% from the year-ago quarter. At the end of the second quarter of fiscal year 2006, we reported backlog at $1.3 billion, which is an increase of 20% from the end of the year-ago quarter.

Oncology Systems.  Our largest business segment is Oncology Systems, which produces, sells and services hardware and software products for treating cancer with radiation, including linear accelerators, treatment simulation and verification products, brachytherapy equipment, information management and treatment planning software and other sophisticated accessory products and services. Our external beam radiation therapy products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy treatments and offer the advanced treatment processes of IMRT, IGRT and stereotactic radiosurgery. Our advanced brachytherapy products include treatment planning software, high-dose-rate afterloaders and applicators and are being used for partial breast irradiation and many other applications. During the first quarter of fiscal year 2006, we moved the BrachyTherapy business from the “Other” category to the Oncology Systems business segment as our Chief Executive Officer, the Chief Operating Decision Maker, has begun to evaluate the BrachyTherapy business as part of the Oncology Systems segment due to the natural synergies in the area of radiation therapy oncology.

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

Our primary goal in the Oncology Systems business segment is to promote adoption of these more advanced and effective cancer treatments. We continued to see increased demand for our new products for IGRT, which contributed to order growth in this quarter, especially in North America. As of the end of the second quarter of fiscal year 2006, more than 200 installations of our on-board imager product, or OBI, for our high-energy Clinac accelerators and Trilogy™ medical linear accelerators were either complete or in progress. We continue to believe that IGRT will become one of the main contributors to net orders and revenue growth in our Oncology Systems business segment in the coming years, with North America ahead of international regions in the timing of IGRT adoption.

During the second quarter of fiscal year 2006 compared to the same period of fiscal year 2005, North American Oncology Systems net orders demonstrated strong growth based in part on continued growth in demand for our new products enabling IGRT, while the international Oncology Systems net orders declined due to a decline in Asia which had exceptionally strong order growth in the year-ago quarter. International revenue growth for the second quarter of fiscal year 2006 over the second quarter of fiscal year 2005 was higher than North American revenue growth for the same time periods reflecting the continuing shift to international business. Our gross margin during the second quarter of fiscal year 2006 decreased 1% over the second quarter of fiscal year 2005 due principally to delays in revenue recognition in Oncology Systems associated with new products and international shipments, share-based compensation expense and a continuing mix shift towards a higher proportion of international revenues, which have been affected by unfavorable foreign currency fluctuations. Based on our experience, gross margins are influenced by factors such as the mix between relatively higher and lower margin products; mix of geographic regions in which our products are sold, with international revenues typically having lower gross margins; the level of new products deliveries, which tend to have longer revenue recognition cycles and foreign currency fluctuations. We expect that normal quarterly fluctuations of these factors could result in changes in our gross margins of a couple of percentage points from quarter to quarter. While we have initiatives to shorten installation time for our new products which we believe will reduce delay in revenue recognition, we expect that our deferred revenue may likely continue to increase as a normal function of our revenues increasing.

Our success in Oncology Systems depends upon our ability to retain leadership in technological innovation (including ease of installation and upgrade of our products), the cost effectiveness of our products, the efficacy of our treatment technology and external economic influences. Factors affecting the success of Oncology Systems and the adoption rate of new technologies such as IGRT include our internal efficiency in design, documentation and testing, deployment and installation of our new products and the more-widely demonstrated efficacy of IGRT by early adopters. They may also include customer training, reimbursement and our ability to educate customers about the cost effectiveness of our new technology and clinical outcome advantages. External economic factors affecting the success of this business segment could include hospital financial strength in the United States, currency exchange rates and governmental healthcare policies outside the United States.

X-Ray Products.  Our second business segment is X-ray Products, which manufactures and sells (i) X-ray tubes for use in a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, mammography, special procedures and industrial applications and (ii) digital image detectors, which is an alternative to image intensifier tubes for fluoroscopy and X-ray film for radiography. We continue to view the fundamental growth driver for the component business to be the on-going success of key original equipment manufacturers, or OEMs, that incorporate our X-ray tube products and digital image detectors into their medical diagnostic and industrial imaging systems. Our digital image detectors are being incorporated into next generation imaging equipment, including equipment for IGRT such as OBI, and for dental CT scanning and veterinary X-ray imaging.

X-ray Products’ net orders, revenues and operating earnings grew significantly in the second quarter of fiscal year 2006 over the same period of fiscal year 2005 due primarily to continued growth from digital image detectors and the high-energy, anode-grounded X-ray tubes.

We are investing to increase manufacturing capacity and quality for the digital image detector product line, which has shown continued growth. We expect to invest approximately $37 million over the next 12 to 15 months into dpiX Holding Company LLC, or dpiX Holding, which will help fund the acquisition and construction of a new $92 million Gen 4 fabrication facility in Colorado where the next generation of amorphous silicon arrays used in our digital image detectors will be produced. dpiX Holding (through its subsidiary, dpiX LLC) is a key supplier of amorphous silicon arrays for our digital image detector products and we are a 40% equity owner in dpiX Holding. At our own facility in Salt Lake City, we are also investing in the expansion of the manufacturing plant where our digital image detectors are assembled.

Other.  During the first quarter of fiscal year 2006, we moved the Security and Inspection Products business, or SIP, from the Oncology Systems segment into the “Other” category, which is now comprised of SIP and the operations of the Ginzton Technology Center, or GTC (see Note 13, “Segment Information” of the Notes to the Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q). SIP designs, manufactures and sells Linatron® X-ray accelerators for security and inspection purposes such as cargo screening, border protection and traditional nondestructive examination of metallic and other structures. SIP has also developed a new type of dual energy Linatron X-ray accelerator that can automatically detect and alert operators when heavy metals associated with nuclear materials in dirty bombs or weapons of mass destruction are present during cargo screening and non-intrusive inspection of cargo containers. We generally sell our Linatron X-ray accelerators to OEMs who incorporate our accelerators into their inspection products, which are then sold to port authorities and other government agencies, as well as to commercial private parties. We believe growth in this business will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes. As a result, this business is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection and customs revenue activities, which depend upon government budgets and appropriations and subject to political changes. While we are optimistic about the long-term potential of our SIP business and encouraged by the increased interest in our products, use of this technology in security cargo screening and border protection is in its early stages and governmental agencies have provided little public information about plans for adopting such technologies. Orders for our SIP products may be unpredictable as governmental agencies may place larger orders with our OEM customers in a short time period and then do not place any orders for a long time period thereafter.

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

Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. Our critical accounting policies that are affected by accounting estimates include share-based compensation expense, revenue recognition, valuation of allowance for doubtful accounts, valuation of inventory, valuation of warranty obligations, assessment of recoverability of goodwill and intangible assets, assessment of environmental remediation liabilities, valuation of defined benefit and post-retirement benefit plans and valuation of taxes on earnings. Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our Condensed Consolidated Financial Statements, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, also see the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q.

Share-based Compensation Expense

Effective October 1, 2005, we adopted on a modified prospective transition method Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to the Employee Stock Purchase Plan, restricted stock and deferred stock units based on fair values. Our financial statements as of and for the second quarter and first six months of fiscal year 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Condensed Consolidated Statement of Earnings during the second quarter of fiscal years 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for our pro forma information required under SFAS 123.

During the second quarter and the first six months of fiscal year 2006, total share-based compensation expense, before taxes on earnings, was $11.7 million and $19.9 million, respectively. During the second quarter and the first six months of fiscal year 2005, there was no share-based compensation expense related to stock options or employee stock purchases recognized under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. During the second quarter and first six months of fiscal year 2005, share-based compensation expense related to restricted stock, before taxes on earnings, was $0.2 million and $0.6 million, respectively, which was recorded under APB 25. See Note 11 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Upon adoption of SFAS 123(R), we elected to value our share-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes option-pricing model, or the Black-Scholes model, which we previously used for the pro forma information required under SFAS 123. For additional information, see Note 11 of the Notes to the Condensed Consolidated Financial Statements. The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by VMS’s stock price as well as the input of other subjective assumptions. These assumptions include, but are not limited to the expected term of stock options and VMS’s expected stock price volatility over the expected term of the awards. Our options and the option component of the Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of option by our employees. Upon the adoption of SFAS 123(R), we determined the expected term of stock options based on the demographic grouping of employees and retirement eligibility. Prior to the first quarter of fiscal 2006, we determined the expected term of stock options based on the demographic grouping of employees. Upon adoption of SFAS 123(R), we used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption as allowed under SFAS 123(R) and Staff Accounting Bulletin No. 107, or SAB 107.  Implied volatility was derived based on six-month traded options on our common stock. Prior to the first quarter of fiscal year 2006, we had used our historical stock price volatility in accordance with SFAS 123 for purposes of our pro forma information. The selection of the blended volatility approach was based upon the availability of traded options on our stock and our assessment that blended volatility is more representative of future stock price trends than just historical volatility alone. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts.

As share-based compensation expense recognized in the Condensed Consolidated Statement of Earnings for the second quarter and the first six months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to October 1, 2005, we accounted for forfeitures as they occurred. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

As of March 31, 2006, there was $52 million of total unrecognized compensation expense related to stock options granted and employee stock purchases under the Omnibus Stock Plan, the 2000 Stock Option Plan, the 2005 Omnibus Stock Plan and the Amended and Restated 2005 Omnibus Stock Plan (together, the “Employee Stock Plans”). This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.4 years. As of March 31, 2006, there was $2.6 million of total unrecognized compensation expense related to restricted stock and deferred stock units granted under the Employee Stock Plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 9.0 years.

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

Goodwill and Intangible Assets

Goodwill is initially recorded when the purchase price paid for a business acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The majority of companies that we have acquired have not had significant identified tangible assets and, as a result, a significant portion of the purchase price has been typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of these acquired intangible assets and potential impairment charges related to goodwill if indicators of impairment exist. As a result of business acquisitions, the allocation of the purchase price to goodwill and intangible assets could have a significant impact on our future operating results. The allocation of the purchase price of the acquired companies to goodwill and intangible assets requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should conditions be different from management’s estimates at the time of the acquisition, material write-downs of intangible assets and/or goodwill may be required, which would adversely affect our operating results. We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal years or more frequently if indicators of potential impairment arise. In fiscal year 2005, we performed such evaluations and found no impairment.

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

Taxes on Earnings

We are subject to taxes on earnings in both the United States and numerous foreign jurisdictions. As a global taxpayer, significant judgments and estimates are required in evaluating our tax positions and determining our provision for taxes on earnings. The calculation of our tax liabilities involves addressing uncertainties in the application of complex tax regulations.  We maintain reserves for potential tax contingencies arising in the jurisdictions in which we do business.  Such reserves are based on our assessment of the likelihood of an unfavorable outcome and the potential loss from such contingency, and may be adjusted from time to time in light of changing facts and circumstances.  These reserves are maintained until such time as the matter is settled or the statutory period for adjustment has passed. Adjustments could be required in the future if we determine that our reserves for tax contingencies are inadequate.  The provision for taxes on earnings includes the effect of changes to these reserves that are considered appropriate.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2006 is the 52-week period ending September 29, 2006, and fiscal year 2005 was the 52-week period ended September 30, 2005. The fiscal quarters ended March 31, 2006 and April 1, 2005 were both 13-week periods.

Discussion of Financial Data for the Second Quarter and First Six Months of Fiscal Year 2006 Compared to the Second Quarter and First Six Months of Fiscal Year 2005

Total Revenues

	Three Months Ended			Six Months Ended
Revenues by sales classification (Dollars in millions)	March 31, 2006	April 1, 2005	Percent Change	March 31, 2006	April 1, 2005	Percent Change

Product	$351.8	$296.9	18%	$626.7	$545.1	15%
Service Contracts and Other	62.1	53.9	15%	121.4	104.7	16%
Total Revenues	$413.9	$350.8	18%	$748.1	$649.8	15%

Product as a percentage of total revenues	85%	85%		84%	84%
Service Contracts and Other as a percentage of total revenues	15%	15%		16%	16%

Revenues by region

North America	$202.3	$179.6	13%	$375.4	$341.1	10%
Europe	117.6	101.9	15%	200.4	178.3	12%
Asia	71.2	56.6	26%	134.6	106.2	27%
Rest of world	22.8	12.7	80%	37.7	24.2	56%
Total International (1)	211.6	171.2	24%	372.7	308.7	21%

Total	$413.9	$350.8	18%	$748.1	$649.8	15%

North America as a percentage of total revenues	49%	51%		50%	52%
International as a percentage of total revenues	51%	49%		50%	48%

(1) We consider international revenues to be revenues outside of North America.

Total revenues for the second quarter and first six months of fiscal year 2006 increased over total revenues for the same periods of fiscal year 2005 due primarily to the increase in Oncology Systems revenues. The product revenue increased over these same periods primarily as a result of growth in Oncology Systems product revenue. The growth in total product revenues was complemented by solid growth in Oncology Systems service contracts revenues, which was the primary contributor to the total service contracts and other revenue growth.

Oncology Systems revenue growth was the primary contributor to the increase in revenue of all the geographic regions, although X-ray Products revenue growth for North America and Asia also contributed to the revenue increase for both those regions. Oncology Systems also was the primary contributor to the increases in international revenues, both in absolute dollars and as a percentage of total revenues, in the second quarter and first six months of fiscal year 2006.

Oncology Systems Revenues

	Three Months Ended			Six Months Ended
Revenues by sales classification	March 31, 2006	April 1, 2005	Percent Change	March 31, 2006	April 1, 2005	Percent Change
(Dollars in millions)
Product	$286.1	$240.6	19%	$504.9	$439.2	15%
Service Contracts (1)	60.4	52.5	15%	117.9	101.9	16%
Total Oncology Systems revenues	$346.5	$293.1	18%	$622.8	$541.1	15%

Product as a percentage of total Oncology Systems revenues	83%	82%		81%	81%
Service Contracts as a percentage of Oncology Systems revenues	17%	18%		19%	19%

Oncology Systems revenues as a percentage of total revenues	84%	84%		84%	83%

(1)          Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. This excludes revenues from spare parts sold by our service department.

Oncology Systems product revenues for the second quarter and first six months of fiscal year 2006 increased 19% and 15%, respectively, over the second quarter and first six months of fiscal year 2005 due primarily to higher sales volume of our linear accelerator products, including Trilogy accelerators.

The increase in service contracts revenues for the second quarter and first six months of fiscal year 2006 over the second quarter and first six months of fiscal year 2005 was primarily driven by the increased sophistication of our products and higher sales volume of our software products which generate annual maintenance contracts and renewals.

	Three Months Ended			Six Months Ended
Revenues by region	March 31, 2006	April 1, 2005	Percent Change	March 31, 2006	April 1, 2005	Percent Change
(Dollars in millions)
North America	$178.4	$157.3	13%	$326.8	$301.7	8%
Europe	107.1	92.1	16%	182.8	160.4	14%
Asia	39.8	32.5	22%	79.0	57.7	37%
Rest of world	21.2	11.2	91%	34.2	21.3	61%
Total International	168.1	135.8	24%	296.0	239.4	24%

Total Oncology Systems Revenues	$346.5	$293.1	18%	$622.8	$541.1	15%

North America as a percentage of Oncology Systems revenues	51%	54%		52%	56%
International as a percentage of Oncology Systems revenues	49%	46%		48%	44%

All of our geographic regions contributed to the increase in Oncology Systems revenues for the second quarter and first six months of fiscal year 2006. Oncology Systems continued to benefit from growing international revenues, which contributed almost half of the total revenues for the business segment during the second quarter and first six months principally due to continued strong cyclical demand that started a few years ago after several years of very slow international revenue growth. The growth in international Oncology Systems revenues of 24% in the second quarter and first six months of fiscal year 2006 over the same periods of fiscal year 2005 was due primarily to the increases in both product and service contracts revenues driven by the underserved markets in Europe and Asia and the continued adoption of IMRT by our international customers. During the second quarter and first six months of fiscal year 2006, revenues in North America increased 13% and 8%, respectively over the second quarter and first six months of fiscal year 2005 due primarily to higher sales volume of our linear accelerator products, including Trilogy accelerators.

X-ray Products Revenues

	Three Months Ended			Six Months Ended
Revenues by region	March 31, 2006	April 1, 2005	Percent Change	March 31, 2006	April 1, 2005	Percent Change
(Dollars in millions)
North America	$21.5	$18.3	18%	$42.2	$33.7	25%
Europe	6.7	6.7	—	12.5	12.4	1%
Asia	31.0	23.8	30%	54.8	45.7	20%
Rest of world	1.5	1.4	1%	3.4	2.8	20%
Total International	39.2	31.9	23%	70.7	60.9	16%

Total X-ray Products Revenues	$60.7	$50.2	21%	$112.9	$94.6	19%

North America as a percentage of X-ray Products revenues	36%	36%		37%	36%
International as a percentage of X-ray Products revenues	64%	64%		63%	64%

X-ray Products revenues as a percentage of total revenues	15%	14%		15%	15%

Asia and North America were the primary contributors to the increase in X-ray Products revenues for the second quarter and first six months of fiscal year 2006 compared to the second quarter and first six months of fiscal year 2005. The exceptionally strong growth in X-ray Products revenues in the second quarter and first six months of fiscal year 2006 compared to the same periods of fiscal year 2005 was primarily driven by higher sales volume of our digital image detectors to our OEM customers in Asia and North America, as well as increased sales volume of our high power, anode grounded CT scanning tubes and X-ray tubes used in security screening.

Other Revenues

	Three Months Ended			Six Months Ended
Revenues by sales classification	March 31, 2006	April 1, 2005	Percent Change	March 31, 2006	April 1, 2005	Percent Change
(Dollars in millions)
Product	$4.9	$6.1	(20)%	$8.9	$11.3	(22)%
Service Contracts and Other	1.8	1.4	33%	3.5	2.8	29%
Total Other revenues	$6.7	$7.5	(10)%	$12.4	$14.1	(12)%

As a percentage of total revenues	1%	2%		1%	2%

For our “Other” category, which is now comprised of SIP and GTC, the decrease in revenues for the second quarter and first six months of fiscal year 2006 over the same periods in fiscal year 2005 was due to the typically uneven customer delivery and acceptance schedules for our Linatron products.

Gross Margin

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 31, 2006	April 1, 2005	Percent Change	March 31, 2006	April 1, 2005	Percent Change
Dollar by segment
Oncology Systems	$148.6	$129.9	14%	$267.2	$236.7	13%
X-ray Products	21.1	16.6	27%	39.4	32.0	23%
Other	1.4	3.6	(62)%	3.3	6.6	(50)%
Gross margin	$171.1	$150.1		$309.9	$275.3

Percentage by segment
Oncology Systems	42.9%	44.3%		42.9%	43.7%
X-ray Products	34.9%	33.2%		34.9%	33.8%
Total Company	41.3%	42.8%		41.4%	42.4%

During the second quarter and first six months of fiscal year 2006, total gross margin decreased by 1.5 percentage points and 1.0 percentage point, respectively, due primarily to the decrease in gross margin in the Oncology Systems business segment and the inclusion of share-based compensation expense in those periods in connection with our adoption of SFAS 123(R). Oncology Systems gross margin decreased 1.4 percentage points and 0.8 percentage point, respectively, for the second quarter and first six months of fiscal year 2006 compared to the same periods of fiscal year 2005. The decrease in Oncology Systems gross margin was due primarily to: (i) delays in revenue recognition in Oncology Systems associated with new products and international shipments, which resulted in approximately $6 million increase in deferred revenue from the first quarter of fiscal year 2006; (ii) share-based compensation expense of $1.5 million and $2.2 million, respectively, recorded in the second quarter and first six months of fiscal year 2006 and (iii) a continuing mix shift towards a higher proportion of international revenues which typically have lower gross margins than revenues from North America and which have been affected by unfavorable foreign currency fluctuations.

X-ray Products gross margin in the second quarter and first six months of fiscal year 2006 increased 1.7 percentage points and 1.1 percentage points, respectively, from the second quarter and first six months of fiscal year 2005 due to higher gross margin contributed by the increasing sales volume of our digital image detectors, which have higher gross margin than that of X-ray tube products. This increase was partially offset by increased share-based compensation expense of $0.4 million and $0.7 million, respectively, recorded in the second quarter and first six months of fiscal year 2006.

Research and Development

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 31, 2006	April 1, 2005	Percent Change	March 31, 2006	April 1, 2005	Percent Change

Research and development	$25.0	$20.2	24%	$47.2	$38.6	22%
As a percentage of total revenues	6%	6%		6%	6%

Our research and development expenses have remained in line with our revenue growth. The $4.8 million increase in research and development expenses for the second quarter compared to the same period in fiscal year 2005 was attributable to net increases of $2.6 million in Oncology Systems, $1.4 million in X-ray Products and $0.8 million in the “Other” category. The increase in Oncology Systems was attributable primarily to: (a) increased employee headcount, materials costs and consulting expenses totaling $2.6 million and (b) increased share-based compensation expense of $0.6 million recorded in the second quarter of fiscal year 2006. These increases were partially offset by favorable foreign currency impact of $0.6 million. The increase in X-ray Products was due primarily to: (a) expenses totaling $1.2 million for new research projects related to both X-ray tubes and digital image detectors and (b) share-based compensation expense of $0.2 million recorded in the second quarter of fiscal year 2006.

The $8.6 million increase in research and development expenses for the first six months of fiscal year 2006 compared to the same period in fiscal year 2005 was attributable to net increases of $5.0 million in Oncology Systems, $2.5 million in X-ray Products and $1.1 million in the “Other” category. The increase in Oncology Systems was attributable primarily to: (a) increased employee headcount, materials costs and consulting expenses totaling $5.1 million related to one project and (b) increased share-based compensation expense of $1.0 million recorded in the first six months of fiscal year 2006. These increases were partially offset by favorable foreign currency impact of $1.1 million. The increase in X-ray Products was due primarily to: (a) expenses totaling $2.2 million for new research projects related to both X-ray tubes and digital image detectors and (b) share-based compensation expense of $0.2 million recorded in the first six months of fiscal year 2006.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 31, 2006	April 1, 2005	Percent Change	March 31, 2006	April 1, 2005	Percent Change

Selling, general and administrative	$66.6	$50.6	31%	$123.4	$96.8	27%
As a percentage of total revenues	16%	14%		16%	15%

The $16.0 million increase in selling, general and administrative expenses for the second quarter of fiscal year 2006 compared to the same period in fiscal year 2005 was primarily attributable to: (a) increased share-based compensation expense of $8.5 million recorded in the second quarter of fiscal year 2006; (b) increased employee-related expenses of $3.8 million resulting from an increase in employee headcount in Oncology Systems and corporate headquarters to support our growing business activities and (c) increased professional fees of $2.1 million. These increases were partially offset by favorable foreign currency impact of $1.1 million.

The $26.6 million increase in selling, general and administrative expenses for the first six months of fiscal year 2006 compared to the same period in fiscal year 2005 was primarily attributable to: (a) increased share-based compensation expense of $14.6 million recorded in the first six months of fiscal year 2006; (b) increased employee-related expenses of $6.8 million resulting from an increase in employee headcount in Oncology Systems and corporate headquarters to support our growing business activities; (c) increased professional fees of $2.3 million and (d) increased sales commissions of $2.0 million relating to increased sales. These increases were partially offset by (i) decreased bad debt expense of $1.5 million and (ii) favorable foreign currency impact of $1.1 million. We did not have share-based compensation expense related to stock options, employee stock purchases and deferred stock units under SFAS 123(R) during the second quarter and six months of fiscal year 2005.

Interest Income, Net

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 31, 2006	April 1, 2005	Percent Change	March 31, 2006	April 1, 2005	Percent Change

Interest income, net	$2.5	$0.7	289%	$4.2	$1.1	280%

The increase in interest income, net in the second quarter and first six months of fiscal year 2006 compared to the same periods of fiscal year 2005 was primarily attributable to the increase in interest rates and the increase in the levels of cash and cash equivalents.

Taxes on Earnings

	Three Months Ended			Six Months Ended
	March 31, 2006	April 1, 2005	Change	March 31, 2006	April 1, 2005	Change

Effective tax rate	32%	32%	—	32%	33%	(1)%

The decrease in the effective tax rate for the first six months of fiscal year 2006 was primarily due to a shift of earnings towards countries where we have lower statutory rates. Our future effective tax rate could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. The American Jobs Creation Act of 2004 (the “Jobs Creation Act”) introduced a special one-time dividends received deduction on the repatriation of foreign earnings. We are evaluating the impact of the repatriation provisions and expect to be able to complete our evaluation during the third quarter of fiscal year 2006. Repatriation could result in a one-time reduction in our effective tax rate.

Net Earnings Per Diluted Share

	Three Months Ended			Six Months Ended
	March 31, 2006	April 1, 2005	Percent Change	March 31, 2006	April 1, 2005	Percent Change

Net earnings per diluted share	$0.41	$0.39	5%	$0.71	$0.68	4%

Net earnings per diluted share increased by $0.02 for the second quarter of fiscal year 2006 over the second quarter of fiscal year 2005 due primarily to the increase in total revenues, substantially offset by a $0.05 per diluted share increase in expenses attributable to share-based compensation incurred in connection with our adoption of SFAS 123(R). Net earnings per diluted share increased by $0.03 for the first six months of fiscal year 2006 over the same period of fiscal year 2005 due primarily to the increase in total revenues and the reduction in effective tax rate, substantially offset by a $0.09 per diluted share increase in expenses attributable to share-based compensation incurred in connection with our adoption of SFAS 123(R).

Net Orders

	Three Months Ended			Six Months Ended
Total Net Orders (by segment and region) (Dollars in millions)	March 31, 2006	April 1, 2005	Percent Change	March 31, 2006	April 1, 2005	Percent Change

Oncology Systems:
North America	$211.0	$176.2	20%	$373.2	$317.1	18%
Total International	153.7	160.3	(4)%	318.2	296.6	7%

Total Oncology Systems	$364.7	$336.5	8%	$691.4	$613.7	13%

X-ray Products:
North America	$24.9	$22.8	9%	$49.7	$40.7	22%
Total International	33.3	31.1	7%	63.7	63.0	1%

Total X-ray Products	$58.2	$53.9	8%	$113.4	$103.7	9%

Other:	$5.9	$4.6	30%	$26.3	$11.9	122%

Total Net Orders:	$428.8	$395.0	9%	$831.1	$729.3	14%

The increase in net orders for the second quarter and first six months of fiscal year 2006 from the same periods of fiscal year 2005 was primarily due to the increase in Oncology Systems net orders. North American Oncology Systems net orders increased 20% and 18%, respectively, in the second quarter and first six months of fiscal year 2006. The growth in North American net orders primarily reflected demand for our new accessory products that enable IGRT (including our OBI) and for the Trilogy medical linear accelerators. On the other hand, international Oncology Systems net orders declined 4% in the second quarter of fiscal year 2006 and increased modestly at 7% during the first six months of fiscal year 2006. Despite single digit net order growth in Europe, international Oncology Systems net orders in the second quarter of fiscal year 2006 decreased primarily due to a decline in orders placed in Asia, which had exceptionally strong order growth in the year-ago quarter. The decrease in international Oncology Systems net orders was more than offset by the solid order growth in North American net orders. Excluding the effect of foreign currency impact, international Oncology Systems net orders grew 2% and 14%, respectively, in the second quarter and first six months of fiscal year 2006 from the same periods of fiscal year 2005.

For the trailing twelve months ended March 31, 2006, Oncology Systems net orders increased by 15%, including a 12% increase for North America and a 19% increase for international regions. By comparison, the trailing twelve-month Oncology Systems net orders growth rate as of December 31, 2005 was 17%, including an 8% increase for North America and a 30% increase for international regions. The trailing twelve-month Oncology Systems net orders growth rate as of September 30, 2005 was 15%, including a 3% increase for North America and a 31% increase for international regions. We continue to believe that Oncology Systems business segment can sustain global long-term growth of 10% to 15% a year due to fundamental market factors for growth in the radiation therapy market that we believe have remained unchanged. In any given period, however, orders growth in either North America or international regions, or both, could be outside of this range. The actual timing of sales and revenue recognition will vary significantly based on the delivery requirements of individual orders and the readiness of individual customer sites for installation of our products and are usually shorter for some types of orders, such as upgrades (i.e., the addition of new features or accessories to existing equipment). Thus, orders in any quarter or period are not necessarily directly correlated to the level of sales or revenues in any particular future quarter or period. Moreover, as the overall mix of net orders includes a greater proportion of software products and newly introduced Oncology Systems products, which typically have longer time from order to completion of installation, and a greater proportion of our overall Oncology Systems business coming from international regions, which typically have a longer period from shipment to revenue recognition, the average time period within which orders convert into sales could lengthen and our deferred revenues may increase and margins may fall.

X-ray Products have a relatively short turn around time from net orders to shipments. X-ray Products net orders increased for the second quarter and first six months of fiscal year 2006 compared to the same periods of fiscal year 2005 due to continuing strong demand for our digital image detectors and demand for our high power, anode grounded CT scanning tubes. After years of investment in digital image technology, our digital image product line is showing signs of becoming a significant contributor to our X-ray Products business segment. As the digital image product business becomes a more significant part of the total X-ray Products business over time and as the demand for CT scanning tubes continues to sustain solid growth, we expect the long-term annual growth rate for X-ray Products business to be in the 5% to 10% range.

Net orders in the “Other” category, comprised of GTC and SIP, increased in the second quarter and first six months of fiscal year 2006 compared to the same periods in fiscal year 2005 primarily due to a substantial increase in orders from two key OEMs for our Linatron X-ray accelerators for cargo screening and border protection in North America and Europe. While we are optimistic about the long-term potential of our SIP business and encouraged by the increased interest in our products, use of this technology in security cargo screening and border protection is in its early stages and governmental agencies have provided little public information about plans for adopting such technologies. Orders for our SIP products may be unpredictable as governmental agencies may place larger orders with our OEM customers in a short time period and then do not place any orders for a long time period thereafter. The actual timing of sales and revenue recognition will vary significantly as it is difficult to predict our customer delivery and acceptance schedules. Thus, orders in any quarter or period are not necessarily directly correlated to the level of sales or revenues in any particular future quarter or period.

Backlog

At March 31, 2006, we had a backlog of $1.3 billion, an increase of 20% compared to April 1, 2005.

Outlook

Total Revenues:  We continue to believe that total revenues for fiscal year 2006 should increase by about 14% over the total for fiscal year 2005. Third quarter of fiscal year 2006 should grow in the low double digits over the comparable period in fiscal year 2005.

Net Earnings Per Diluted Share: Excluding the impact of share-based compensation expense, growth in net earnings per diluted share over the comparable fiscal year 2005 period should be in the range of 17% to 18% for the full fiscal year, and third quarter net earnings per diluted share should grow by about 14% over the comparable period in fiscal year 2005. We expect that the annual impact of share-based compensation expense will be in the range of $0.19 to $0.22 per diluted share in fiscal year 2006 and about $0.05 for the third quarter.

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

Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and cash equivalents and marketable securities:

(In millions)	March 31, 2006	September 30, 2005	Increase/ (Decrease)

Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$266	$243	$23
Marketable securities	128	139	(11)
Total	$394	$382	$12

The $12 million net increase in cash, cash equivalents and marketable securities during the first six months of fiscal year 2006 was primarily attributable to $71 million cash generated from operating activities, $53 million of cash provided by the issuance of common stock related to employee stock option exercises and employee stock purchases and $43 million of cash provided by the excess tax benefits from share-based compensation, all of which were significantly offset by the use of cash to repurchase common stock of $124 million, capital expenditures of $17 million and employee tax payments of $8 million against 161,931 withheld shares in connection with  performance share awards that vested during the first quarter of fiscal year 2006.

At March 31, 2006, we had $394 million in cash, cash equivalents and marketable securities (approximately 63% of which was held in international jurisdictions and some of which could be subject to additional taxation if repatriated to the U.S.) compared to $382 million (approximately 52% of which was held in international jurisdictions) at September 30, 2005. We have not yet completed our evaluation of the impact of the repatriation provisions in the American Jobs Creation Act of 2004, or the Jobs Creation Act but currently expect to be in a position to finalize our assessment by the third quarter of fiscal year 2006. Based on our analysis to date, however, it is reasonably possible that we may repatriate up to $175 million. Under the Jobs Creation Act, we may be subject to U.S. tax on repatriated amounts. However, because we had previously expected to repatriate a portion of these same earnings without the tax benefits of the Jobs Creation Act, it is possible that we could recognize a net benefit of up to $10 million related to the repatriation.

Cash Flows

	Six Months Ended
(In millions)	March 31, 2006	April 1, 2005

Net cash flow provided by (used in):
Operating activities	$71	$110
Investing activities	(12)	82
Financing activities	(36)	(95)
Effects of exchange rate changes on cash and cash equivalents	—	(2)
Net increase in cash and cash equivalents	$23	$95

Our primary cash inflows and outflows for the first six months of fiscal year 2006 as compared to the first six months of fiscal year 2005 were as follows:

•                  We generated net cash from operating activities of $71 million during the first six months of fiscal year 2006, compared to $110 million for the same period of fiscal year 2005. In connection with our adoption of SFAS 123(R) in the first six months of fiscal year 2006, we reported $43 million of excess tax benefits from share-based compensation as cash provided by financing activities, which was previously reported as cash provided by operating activities in the first six months of fiscal year 2005. The $39 million decrease in net cash from operating activities during the first six months of fiscal year 2006 compared to the same period of fiscal year 2005 was driven by a net change of approximately $51 million in operating assets and liabilities (working capital items), partially offset by a net increase in non-cash items of $9 million. The major contributors to the net change in working capital items in the first six months of fiscal year 2006 were accounts receivable, inventories, accrued expenses and advance payments from customers. Accounts receivable and inventories increased primarily due to the continuing shift to a higher proportion of international deliveries, which typically have a longer collection cycle than North America and longer period from shipment to cost recognition. The increase in inventories was also due to anticipated customer demands for both Oncology Systems and X-ray Products business segments. Accrued expenses decreased primarily due to decreases in accrued income taxes. The net decrease in accrued income taxes was due primarily to tax benefits from stock option exercises and tax payment, which were partially offset by an increase in income taxes on current earnings. Advance payments increased due primarily to more down payments received as a result of increased orders. The net increase in non-cash items was due principally to the $33 million increase in income tax benefits realized from stock options exercised and share-based compensation expense of $19 million, significantly offset by excess tax benefits from share-based compensation of $43 million.

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

•                  Investing activities used $12 million of net cash for the first six months of fiscal year 2006 compared to $82 million provided in the same period of fiscal year 2005. Our net proceeds from maturities of marketable securities were $12 million during the first six months of fiscal year 2006 compared to $115 million during the same period of fiscal year 2005. Net cash used for the purchase of property, plant and equipment was $17 million for the first six months of fiscal years 2006 compared to $14 million for the same period of fiscal year 2005.

•                  Financing activities used net cash of $36 million for the first six months of fiscal year 2006, compared to net cash of $95 million used for the same period of fiscal year 2005. During the first six months of fiscal year 2006, we used $124 million for the repurchase of common stock and $8 million (the value of withheld shares) for employees’ taxes due when restricted performance share awards vested, which were partially offset by cash proceeds of $53 million received from employee stock option exercises and employee stock purchases and $43 million in excess tax benefits from share-based compensation. During the first six months of fiscal year 2005, we used $117 million for the repurchase of common stock, which was partially offset by $22 million in cash proceeds received from employee stock option exercises and employee stock purchases.

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

Days Sales Outstanding

Trade accounts receivable days of sales outstanding, or DSO, were 82 at March 31, 2006, compared to 80 at April 1, 2005. Our accounts receivable and DSO are impacted primarily by timing of product shipments, collections performance and payment terms. The increase in DSO for the second quarter of fiscal year 2006 over the same quarter of fiscal year 2005 was driven primarily by the continuing shift to a higher proportion of international sales, which typically have a longer collection cycle than in North America. Over the short-term, we expect our DSO to increase due to the shift in the geographic mix of our sales to a higher percentage of international sales. Over the long-term, we expect our DSO to be around 80 days.

Stock Repurchase Program

On November 21, 2005, we announced that our Board of Directors had authorized the repurchase of up to 6,000,000 shares of our common stock through December 31, 2006 in addition to the 1,500,000 shares of common stock available for repurchase as of September 30, 2005 under the previously approved program. During the first six months of fiscal year 2006, we paid $123.8 million to repurchase 2,395,100 shares of our common stock, of which $84.6 million was paid during the second quarter of fiscal year 2006 to repurchase 1,500,000 shares of our common stock. All shares that have been repurchased have been retired. As of March 31, 2006, 4,500,000 shares of our common stock remained available for repurchase under the new program.

Contractual Obligations

There has been no significant change to the contractual obligations we reported in our Annual Report on Form 10-K for fiscal year 2005. Total debt as a percentage of total capital decreased to 8.8% at March 31, 2006 compared to 9.9% at September 30, 2005. The ratio of current assets to current liabilities increased to 2.04 to 1.0 at March 31, 2006 from 1.87 to 1.0 at September 30, 2005.

Contingencies

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

In addition, we may be required to incur significant additional costs to comply with future changes in existing environmental laws and regulations or new laws and regulations. For example, several countries, including many in the European Union, or EU, are requiring medical equipment manufacturers to bear some or all of the cost of product disposal at the end of the products’ useful life, thus creating increased costs for our operations. The EU has also adopted a directive that may require the adoption of restrictions on the use of some hazardous substances in certain of our products sold in the EU. This directive could create increased costs for our operations.

From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. Under various laws (such as the federal Superfund law) and under our obligations concerning operations before the spin-offs by the Company of Varian, Inc., or VI, and Varian Semiconductor Equipment Associates, Inc., or VSEA, in 1999 (the “spin-offs”), we are overseeing environmental cleanup projects from our pre-spin-offs operations, and as applicable, reimbursing third parties (such as the U.S. Environmental Protection Agency or other responsible parties) for cleanup activities. Under the terms of the agreement governing the spin-offs, VI and VSEA are each obligated to indemnify us for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by us). The cleanup projects we are overseeing are being conducted under the direction of or in consultation with relevant regulatory agencies. We estimate these cleanup projects will take from approximately 10 years to approximately 30 years to complete. As described below, we have accrued a total of $16.1 million at March 31, 2006 to cover our liabilities for these cleanup projects:

•                     Our estimate of future costs to complete certain cleanup activities ranges from $3.7 million to $7.1 million. For these estimates, we have not discounted the costs to present dollars because of the uncertainties that make it difficult to develop a best estimate and have accrued $3.7 million, which is the amount at the low end of the range.

•                     For other cleanup projects, we have sufficient knowledge to develop better estimates of our future costs. Formal agreements with other parties defining the Company’s future liabilities or formal cleanup plans for these sites have been approved by or completed in accordance with requirements of the state or federal environmental agency with jurisdiction over the site. While our estimate of future costs to complete these cleanup projects, including reimbursements to third-party claims, ranges from $10.2 million to $45.5 million, our best estimate within that range is $18.6 million. For these projects we have accrued $12.4 million; which is our best estimate of the $18.6 million discounted to present dollars at 4%, net of inflation.

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

We receive certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. We have also reached an agreement with an insurance company under which the insurance company has agreed to pay a portion of our past and future environmental-related expenditures, and we therefore had included a $3.1 million receivable in “Other assets” at March 31, 2006. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has in the past paid the claims that we have made.

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

We are also involved, from time to time, in other legal proceedings, claims and government inspections or investigations, arising in the ordinary course of our business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue amounts that we believe are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss. While there can be no assurances as to the ultimate outcome of any  legal proceeding or other loss contingency involving us, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, it is possible that a legal or other proceeding brought against us could have such an impact.

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. As of March 31, 2006, we have not incurred any costs since the spin-offs to defend lawsuits or settle claims related to these indemnification arrangements.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), which provides guidance under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), with respect to recording the potential impact of the repatriation provisions of the Jobs Creation Act on enterprises’ income tax expense and deferred tax liability. The Jobs Creation Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. We have not yet completed our evaluation of the impact of the repatriation provisions but currently expect to be in a position to finalize our assessment by the third quarter of fiscal year 2006. Based on our analysis to date, however, it is reasonably possible that we may repatriate up to $175 million. Under the Jobs Creation Act, we may be subject to U.S. tax on repatriated amounts. However, because we had previously expected to repatriate a portion of these same earnings without the tax benefits of the Jobs Creation Act, it is possible that we could recognize a net benefit of up to $10 million related to the repatriation.

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

We have significant transactions denominated in foreign currencies and address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and typically hedge most of these firmly committed foreign currency sales orders. These firmly committed foreign currency sales orders, excluding the amounts relating to the products made outside of the United States, are hedged with forward exchange contracts. All foreign currency denominated sales orders are valued in the backlog at the original exchange rates when they are recorded. We enter into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts range from one to twelve months in original maturity. As of March 31, 2006, we did not have any forward exchange contracts with an original maturity greater than twelve months, but we may hedge beyond twelve months in the future.

We also hedge the balance sheet exposures from our various foreign subsidiaries and business units having U.S. dollar functional currencies. We enter into monthly foreign currency forward exchange contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

The notional value of sold forward exchange contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding as of March 31, 2006 totaled $421.8 million. The notional value of purchased forward exchange contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding as of March 31, 2006 totaled $18.3 million. The notional amounts of forward exchange contracts are not a measure of our exposure. The fair value of forward exchange contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner. Accordingly, we believe that our hedging strategy should yield no material net impact to our results of operations or cash flows.

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio. Currently, our investment portfolio consists of cash and cash equivalents and highly liquid short-term marketable securities. In the unlikely event that interest rates were to decrease substantially, we might reinvest a substantial portion of our investment portfolio at lower interest rates. We would consider additional debt obligations to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions. To date, we have not used derivative financial instruments to hedge the interest rate in our investment portfolio or long-term debt, but may consider the use of derivative instruments in the future.

The principal amount of cash, cash equivalents and marketable securities at March 31, 2006 totaled $394 million with a weighted average interest rate of 3.34% and an estimated average tax equivalent yield of 3.90%. All of our marketable securities at March 31, 2006 were in municipal bonds. Our investment portfolio of marketable securities is primarily classified as held-to-maturity (with the exception of our auction rate securities which are classified as available-for-sale), and any gains or losses relating to changes in interest rates would occur in the unlikely event of liquidation of all or part of the investment portfolio. Our debt of $59.9 million at March 31, 2006 carried a weighted average fixed interest rate of 6.89% with principal payments due in various installments over a nine-year period.

The estimated fair value of our cash and cash equivalents and marketable securities (63% of which was held in international jurisdictions at March 31, 2006 and could be subject to additional taxation if it was repatriated in the United States) approximated the principal amounts set forth above based on the maturities of these financial instruments.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 4.   Controls and Procedures

(a)          Disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)         Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to various legal proceedings and claims that are discussed in Note 8 of the Notes to the Condensed Consolidated Financial Statements under the caption “Contingencies” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the same caption, and such discussion is incorporated by reference into this item.

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

IGRT is an emerging radiation therapy treatment methodology that complements IMRT. We are currently investing in product development to design new classes of imaging products for IGRT treatment as well as enhancements to existing products to enable IGRT treatment capabilities. We believe IGRT is the next generation in radiotherapy treatment of cancers, combining IMRT treatment with sophisticated real-time imaging and visualization systems, and that it will be a driver of growth in our Oncology Systems business over the next several years. IGRT, while recognized as a new technology driver in radiation therapy, is nevertheless a relatively nascent technology that is not yet widely accepted or adopted. Our future success depends upon the wide spread awareness, acceptance and adoption by the radiation oncology market of IGRT and our IGRT products as an evolutionary technology and methodology for radiotherapy treatment of cancers. IMRT drove high order and revenue growth in North America from 1999 to 2003. Hospitals and clinics are still converting to this new clinical process, resulting in slower North American growth. There are indications that IGRT will drive a further growth phase after clinicians have absorbed IMRT and after our early IGRT sites demonstrate the efficiency and effectiveness of IGRT. If our assumptions regarding the future importance of IGRT are incorrect, if IGRT fails to be effective as a treatment methodology or if IGRT fails to become widely accepted, our orders and revenues could fail to increase or could decrease.

As radiation oncology treatment becomes more complex, our customers are increasingly concerned about the integration and simplicity of use of our various products for treating patients. For example, our linear accelerators, treatment simulators, treatment verification products and treatment planning and information management software products are highly sophisticated and require a high level of training and education in order to competently and safely use them. The complexity and training requirements are further increased by the products’ capability of operating together within integrated environments. We have directed substantial product development efforts into tighter integration of our products for more seamless operation within a system and into simplifying the usability through more intuitive user interfaces and greater software intelligence, while maintaining an “open systems” approach that allows customers the flexibility to “mix and match” individual products, incorporate products from other manufacturers, share information with other systems or products and use the equipment for offering various modalities of radiation therapy treatment methodologies. We anticipate that these efforts will increase the acceptance and adoption of IMRT and IGRT and will foster greater demand for our products from new customers and upgrades from existing customers. However, we face competition from “closed-ended”, dedicated-use systems that emphasize simplicity of use while sacrificing the ability for customers to customize the system to their individual needs, incorporate products from other manufacturers, share information with other systems or products, or use the equipment for differing modalities of radiation therapy treatment methodologies. If we have misjudged the importance to our customers of maintaining an “open systems” approach while enabling greater integration and simplicity-of-use or if we are unsuccessful in these efforts to enable greater integration and enhance simplicity-of-use efforts, our revenues could fail to increase or could decrease.

Our X-ray Products business segment sells products primarily to a limited number of original equipment manufacturer, or OEM, customers who incorporate our products into their diagnostic imaging systems companies. Some of these companies also manufacture X-ray tubes or digital image detectors for their own systems. We, therefore, compete with these in-house X-ray tube and digital image detector manufacturing operations for business from their affiliated systems businesses. To succeed, we must provide X-ray tube and digital image detector products that meet our customer demands for lower cost, better product quality and/or superior technology and performance. If we are unable to continue to innovate our X-ray Products technology and anticipate our customers’ demands in the areas of cost, quality, technology and performance, then our revenues could fail to increase or could decrease as our customers purchase from their internal manufacturing operations or from other independent X-ray tube or digital image detector manufacturers.

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

Our success depends upon the successful development, introduction and commercialization of new generations of products, treatment systems and enhancements to and/or simplification of existing products. Our Oncology Systems products are technologically complex and must keep pace with rapid and significant technological change, comply with rapidly evolving industry standards and compete effectively with new product introductions of our competitors. Our X-ray Products business segment must also continually innovate to develop products with lower cost, better product quality and superior technology and performance in order to effectively compete with the affiliated X-ray tube or digital image detector manufacturing operations of some of our customers and other independent manufacturers of digital image detectors or X-ray tube products. Accordingly, many of our products require significant planning, design, development and testing at the technological, product and manufacturing process levels. These activities require significant capital commitments and investments on our part, which we may be unable to recover. In addition, a few of our research and development projects are funded by government contracts. Changes in government priorities and our ability to attract such funding may affect our overall research effort and ultimately, our ability to develop successful new products and product enhancements.

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

In addition, even if customers accept new products or product enhancements, the revenues from such products may not be sufficient to offset the significant costs associated with making such products available to customers or we may have longer sales and ordering timeframes due to customer budgeting cycles. As we roll out new products, the installation times associated with those new products generally are longer than with well-established products. Because recognition of a portion of the revenue associated with those new products is tied to installation and acceptance of the product, our recognition of revenue associated with those products may be deferred longer than expected. While we have initiated plans to decrease the installation times associated with new products, we cannot assure you that these plans will be successful or have a meaningful impact on reducing the associated revenue recognition deferrals. As a result, our revenues may be adversely impacted over a longer period of time, and our financial results, and in particular our gross margins, could be adversely affected.

A HIGH PERCENTAGE OF OUR SALES ARE INTERNATIONAL, AND ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS COULD ADVERSELY AFFECT OUR SALES OR MAKE THEM LESS PREDICTABLE

We conduct business globally. Our international revenues accounted for approximately 51% and 49% of revenues during the second quarter of fiscal years 2006 and 2005, respectively. As a result, we must provide significant service and support on a worldwide basis, and we have sales and service offices located throughout Europe, Asia, Latin America and Australia. In addition, we have manufacturing and research operations in England, Germany, Switzerland, France and Finland. We have invested substantial financial and management resources to develop an international infrastructure to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will be able to compete successfully in the international market or meet the service and support needs of such customers. Accordingly, our future results could be harmed by a variety of factors, including:

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

•                  the fact that international regions typically have a longer period from shipment to revenue recognition resulting in continued increases in revenue recognition deferrals, higher backlog and a lower gross margin on our products;

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

Although we engage in hedging strategies that may offset the effect of fluctuations in foreign currency exchange rates, the protection these strategies provide will be affected by the timing of transactions, the effectiveness of the hedges (measured by how closely the changes in fair value of the hedging instrument offset the changes in fair value of the hedged item), the number of transactions that are hedged, forecast volatility and the extent of movement of foreign currency exchange rates. If our hedging strategies are not effective in offsetting the effect of fluctuations in foreign currency exchange rates, our operating results may be harmed. In addition, because currencies fluctuate and we engage in hedging strategies over time, movement in foreign currency exchange rates could impact our financial results positively or negatively in one period and not another, and therefore make comparing our financial results from period to period more difficult.

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

In the United States, as a manufacturer and seller of medical devices and devices utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the U.S. Food and Drug Administration, or FDA, and state and local regulatory agencies, such as the State of California, to ensure such devices are safe and effective. Such regulations, which include the U.S. Food, Drug and Cosmetic Act, or the FDC Act, and regulations promulgated by the FDA, govern the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, possession, marketing, transportation, disposal, clinical investigations involving humans, sale and marketing of medical devices, post-market surveillance, repairs, replacements, recalls and other matters relating to medical devices, radiation producing devices and devices utilizing radioactive by-product material. State regulations are extensive and vary from state to state. Our Oncology Systems equipment and software products constitute medical devices subject to these regulations. Our X-ray tube products and our digital image detectors are also considered medical devices. Future products in any of our business segments may constitute medical devices and be subject to regulation as such. These laws require that manufacturers adhere to certain standards designed to ensure that the medical devices are safe and effective. Under the FDC Act, each medical device manufacturer must comply with requirements applicable to manufacturing practices.

The FDA generally requires that medical devices receive FDA 510(k) pre-market notification clearance or an approved pre-market approval application, or PMA, before we, as a manufacturer of such devices, can take orders for or distribute those products in the United States. In addition, modifications or enhancements to these products that could significantly affect safety or effectiveness, or constitute a major change in intended use, require further FDA clearance or approval. Obtaining FDA market clearances or approvals can be time-consuming, expensive and uncertain. We may fail to obtain the necessary clearances or approvals or may be unduly delayed in doing so. Furthermore, even if we are granted regulatory clearances, the clearances may include significant limitations on the indicated uses of the product, which may limit the market for those products. The FDA review process typically requires extended proceedings pertaining to the safety and efficacy of new products, which may delay or hinder a product’s timely entry into the marketplace. If we were unable to achieve required FDA approval or clearance for a product, or were limited or unduly delayed in doing so, our business would suffer. In addition, our products have either been Class 1 medical devices (our X-ray tube and digital image detectors), which require no pre-market approvals or clearances, or Class 2 medical devices (our Oncology Systems products, with the exception of industrial products), which requires only the 510(k) pre-market notification clearance. The 510(k) clearance process is less time-consuming, expensive and uncertain than the PMA approval process. If we were required to use the PMA approval process for future products or product modifications, it could delay or prevent release of the proposed products or modifications, and could cause our business to suffer.

In addition to FDA-required market clearances and approvals, our manufacturing operations are required to comply with the FDA’s Quality System Regulation, or QSR, which addresses the quality program requirements such as a company’s management responsibility for the company’s quality systems, and good manufacturing practices, product design, controls, methods, facilities and quality assurance controls used in manufacturing, assembly, packing, storing and installing medical devices. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for us to be able to continue to market cleared or approved product offerings. The FDA makes announced and unannounced inspections to determine compliance with the QSR and in connection with these inspections may issue 483 reports listing instances where we have failed to comply with applicable regulations and/or procedures or Warning Letters citing failure to comply with applicable regulations or procedure. If a Warning Letter were issued, the FDA may cease review or processing of one or more of our FDA 510(k) applications, which would negatively impact our ability to introduce new products. Additionally, if a Warning Letter were issued, customers could delay purchasing decisions and we could face increased pressure from our competitors from their use of such a Warning Letter in competitive sales situations, and our business and stock price could be adversely affected. News of an issuance of a Warning Letter may in itself also cause our stock price to fluctuate. Moreover, if any 483 reports or Warning Letters are not adequately responded to, the FDA could decide to bring enforcement actions against us, and the consequences could include fines, the total shutdown of our production facilities and criminal prosecution.

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

•                  increased pressures from our competitors;

•                  investigations, 483 reports of non-compliance or Warning Letters;

•                  fines, injunctions, and civil penalties;

•                  partial suspensions or total shutdown of production, or the imposition of operating restrictions;

•                  increased difficulty in obtaining applicable FDA clearances or approvals;

•                  losses of clearances or approvals already granted, or the refusal of future requests for clearance or approval;

•                  seizures or recalls of our products;

•                  delays in purchasing decisions by customers;

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

In addition, if a product we designed or manufactured is defective or issues respecting the product are deemed likely to result in a serious injury or death (whether due to design or manufacturing defects, improper use of the product or other reasons), we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. A required notification to a regulatory authority or voluntary recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. Such recalls may also result in unexpected financial accruals under GAAP that may cause our quarterly results to fluctuate. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations or recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in our incurring substantial costs and management time, losing revenues and damaging our reputation, each of which would harm our business.

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

The market for X-ray imaging components and subsystems is extremely competitive, with our competitors frequently having greater financial, marketing and other resources than we have. All of the major diagnostic imaging systems companies, which are the primary customers for our X-ray tubes and digital image detectors, also manufacture X-ray tubes and digital image detectors for use in their own products. We must compete with these in-house manufacturing operations that are naturally favored by their affiliated companies. As a result, we must have a competitive advantage in one or more significant areas, which may include lower product cost, better product quality or superior technology and performance. We sell a significant volume of our X-ray tube products to companies such as Toshiba Corporation, Hitachi Medical Corporation, Shimadzu Corporation, Philips Medical Systems and GE, all of which have in-house X-ray tube production capability. In addition, we compete against other stand-alone X-ray tube manufacturers such as Comet AG and IAE Industria Applicazioni Elettroniche Spa. These companies compete with us for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for X-ray tubes. The market for digital image detectors is also very competitive. We incorporate our digital image detectors into our next generation equipment for IGRT within our Oncology Systems and also sell to a number of OEMs, which incorporate our digital image detectors into their medical diagnostic and industrial imaging systems. Our significant customers include Sound Technologies, Inc. and Imaging Sciences International Inc. We primarily compete against GE, Trixell S.A.S., Canon, Inc. and Hologic, Inc. in our digital image detector product line.

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

We obtain some of the components and subassemblies included in our products from a limited group of suppliers, or in some cases a single-source supplier, for example, the source wires for high-dose afterloaders; klystrons for linear accelerators; imaging panels, non-coated array sensors and coating for array sensors for the digital image detectors; specialized integrated circuits for imaging subassemblies; and some targets, housings and glass bulbs for X-ray tubes. If we lose any of these suppliers, we would be required to obtain and qualify one or more replacement suppliers, which may then also require us to redesign or modify our products to incorporate such new parts and/or further require us to obtain clearance, qualification or certification of such product by the FDA or other applicable regulatory approvals in other countries. Such an event would likely cause material delays in delivery and could significantly increase costs for the affected product. Although we have obtained limited insurance to protect against business interruption loss, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. Additionally, some of these suppliers, including our single-source supplier, supply components in rapidly growing product lines. Manufacturing capacity limitations of any of these suppliers or the inability of these suppliers to be able to meet increasing demand are also possibilities that could adversely affect us, resulting in curtailed growth opportunities for any of our product lines and higher costs of manufacturing for us as prices increase for such components and subassemblies due to shortage and greater demand. Disruptions or loss of any of our limited- or sole-source components or subassemblies or the capacity limitations of the suppliers for such components or subassemblies, including the ones referenced above, could adversely affect our business and financial results and could damage our customer relationships.

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

WE SELL OUR LINATRON® X-RAY ACCELERATORS TO OEM CUSTOMERS WHO ARE DEPENDENT UPON CUSTOMER DELIVERY AND ACCEPTANCE SCHEDULES, WHICH MAY CAUSE ORDERS FOR OUR SECURITY AND INSPECTION PRODUCTS TO BE UNPREDICTABLE

Our Security and Inspection Products, or SIP, business designs, manufactures and sells Linatron X-ray accelerators for security and inspection purposes. We generally sell our accelerators to OEMs who incorporate them into their inspection products, which are then sold to port authorities and other government agencies, as well as to commercial private parties. We believe growth in this business will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes. However, use of linear accelerator technology in security cargo screening and border protection is in its early stages and governmental agencies have provided little public information about plans for adopting such technology. Orders for our security and inspections products may be unpredictable and the actual timing of sales and revenue recognition will vary significantly as it is difficult to predict our OEM customer delivery and acceptance schedules.

In addition, our SIP business is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection and customs revenue activities, which depend upon government budgets and appropriations and are subject to political changes. These influences are inherently unpredictable, and may cause uncertainty and variability in the timing of orders. Thus, orders in any quarter or period are not necessarily directly correlated to the level of sales or revenues in any particular future quarter or period. This unpredictability in orders, sales and revenue timing could cause volatility in our revenues and earnings, and therefore our stock price.

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

IF WE ARE NOT ABLE TO MATCH OUR MANUFACTURING CAPACITY WITH DEMAND FOR OUR PRODUCTS, OUR FINANCIAL RESULTS MAY SUFFER

As a manufacturer of medical devices with a long production cycle, we need to anticipate demand for our products in order to ensure adequate manufacturing or testing capacity. We cannot assure you that we will be able to anticipate demand adequately or adjust our resources appropriately. If our manufacturing or testing capacity does not keep pace with product demand, we will not be able to fulfill orders in a timely manner, which in turn may have a negative effect on our financial results and overall business. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may adversely affect our financial results.

WE MAY ATTEMPT TO ACQUIRE NEW BUSINESSES, PRODUCTS OR TECHNOLOGIES, AND IF WE ARE UNABLE TO SUCCESSFULLY COMPLETE THESE ACQUISITIONS OR TO INTEGRATE ACQUIRED BUSINESSES, PRODUCTS, TECHNOLOGY OR EMPLOYEES, WE MAY FAIL TO REALIZE EXPECTED BENEFITS OR HARM OUR EXISTING BUSINESS

Our success will depend, in part, on our ability to expand our product offerings and grow our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, products or technologies rather than through internal development. In the second quarter of fiscal year 2005, we acquired Sigma Micro Informatique Conseil, a privately held French supplier of information management software for radiation oncology and medical oncology. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products or technologies into our operations, and the process of integration could be expensive, time-consuming and may strain our resources. In many instances, this will also involve implementing or improving internal controls appropriate for a public company at businesses that lack them. In addition, we may be unable to retain employees of acquired companies, or retain the acquired company’s customers, suppliers, distributors or other partners who are our competitors or who have close relationships with our competitors. Consequently, we may not achieve anticipated benefits and could harm our existing business. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges such as in-process research and development, any of which could harm our business and affect our financial results.

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

In addition, sales of some of our products indirectly depend on whether adequate reimbursement is available to our customers for the treatment provided by those products from third-party healthcare payors, such as government healthcare insurance programs, including the Medicare and Medicaid programs, private insurance plans, health maintenance organizations and preferred provider organizations. Once Medicare has made a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually. Private third-party payors often adopt Medicare reimbursement policies and payment amounts. As a result, decisions by the Centers for Medicare and Medicaid Services, or CMS, to reimburse for a treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a treatment would likely extend to third-party payor reimbursement policies and amounts for that treatment as well. The availability and amount of such reimbursement for treatments using our products could influence our customers’ decisions to purchase our radiotherapy and X-ray Products. While the implementation of reimbursement for IGRT in calendar year 2006 alleviated some uncertainty as to whether hospitals and clinics would be compensated for this procedure, we cannot assure you that reimbursement rates will not decline. In fact, recent reports on the possibility of sharp cuts in reimbursement rates for IMRT and IGRT at free-standing clinics in the United States in future years may cause some uncertainty among customers and reduce demand for our radiotherapy products. If sharp cuts in reimbursement rates for IMRT, IGRT, stereotactic radiosurgery, or brachytherapy occur, this could increase uncertainty and reduce demand for our products and have a material adverse effect on our revenues. The executive branch of the federal government and the Congress from time to time consider various Medicare and other healthcare reform proposals that could significantly affect both private and public reimbursement for healthcare services. If a proposal that significantly reduced reimbursement rates for our products or procedures using our products were enacted into law, it could adversely affect the demand for these products and our business would suffer.

As a general matter, third-party payors are increasingly challenging the pricing of medical procedures or limiting or prohibiting reimbursement for specific services or devices, and we cannot be sure that they will reimburse our customers at levels sufficient to enable us to achieve or maintain sales and price levels for our products. Without adequate support from third-party payors, the market for our products may be limited. There is no uniform policy on reimbursement among third-party payors, nor can we be sure that procedures using our products will qualify for reimbursement from third-party payors. Foreign governments also have their own healthcare reimbursement systems, and there is an emerging private sector. We cannot be sure that adequate reimbursement will be made available with respect to our products under any foreign reimbursement system.

FLUCTUATIONS IN OUR OPERATING RESULTS, INCLUDING QUARTERLY NET ORDERS, REVENUES, AND GROSS MARGINS, MAY CAUSE OUR STOCK PRICE TO BE VOLATILE, WHICH COULD CAUSE LOSSES TO OUR STOCKHOLDERS

We have experienced and expect in the future to experience fluctuations in our operating results, including net orders,  revenues and gross margins. Many of our products require significant capital expenditures by our customers. Accordingly, individual product orders can be quite large in dollar amounts, and the timing of when individual orders are made and the revenues recognized could have an effect our quarterly results. Timing of order placement from customers and their willingness to commit to purchase products are inherently difficult to predict or forecast. Once orders are received, factors that may affect whether these orders become revenues are the timing include:

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

•                  the level of our deferred revenues;

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

Because many of our operating expenses are based on anticipated capacity levels and a high percentage of such expenses are fixed for the short term, a small variation in the timing of revenue recognition can cause significant variations in operating results from quarter to quarter. For example, in the second quarter of fiscal year 2006, we saw a one percentage point year-over-year decline in the gross margin for our Oncology Systems business, which decline principally resulted from (i) delays in revenue recognition in Oncology Systems associated with new products and international shipments; (ii) share-based compensation expense recorded in the second quarter of fiscal year 2006 and (iii) a continuing mix shift towards a higher proportion of international revenues which typically have lower gross margins than revenues from North America and which have been affected by unfavorable foreign currency fluctuations. If results fall below the expectation of securities analysts and investors, the trading price of our common stock would almost certainly decline.

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

On October 1, 2005, we adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including stock options and employee stock purchases related to the Employee Stock Purchase Plan and restricted stock based on fair values. As a result, our operating results for the second quarter and first six months of fiscal year 2006 contain, and our operating results for future periods will contain, a charge for share-based compensation related to stock options, employee stock purchases, restricted stock and deferred stock units. In prior periods, the only share-based compensation expense we recognized was for restricted stock.

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

As a result of the adoption of SFAS 123(R), our earnings for the second quarter and first six months of fiscal 2006 were lower than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

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

In addition, we may be required to incur significant additional costs to comply with future changes in existing environmental laws and regulations or new laws and regulations. For example, several countries, including many in the European Union, or EU, are requiring medical equipment manufacturers to bear some or all of the cost of product disposal at the end of the products’ useful life, thus creating increased costs for our operations. The EU has also adopted a directive that may require the adoption of restrictions on the use of some hazardous substances in certain of our products sold in the EU. This directive could create increased costs for our operations. All of these costs, and any future violations or liability under environmental laws or regulations, could have a material adverse effect on our business.

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

In light of the relatively low interest rates on short-term investments and in order to better utilize our strong cash position in a manner to better assist sales of our products, we offer longer or extended payment terms for qualified customers in some circumstances. During the second quarter of fiscal year 2006, revenues earned from customer contracts with longer or extended payment terms amounted to approximately 2% of total Oncology Systems revenues. While we qualify customers to whom we offer such longer or extended payment terms, there can be no assurance that the financial positions of such customers will not change adversely over the longer time period given for payment. In such an event, we may experience an increase in payment defaults in our accounts receivable, which will affect our net earnings. Also, such longer or extended payment terms will likely result in an increase in our DSO.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to the shares of common stock repurchased by us during the second quarter of fiscal year 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 31, 2005 - January 27, 2006	450,000	$52.72	450,000	5,550,000
January 28, 2006 - February 24, 2006	446,300	$59.62	446,300	5,103,700
February 25, 2006 - March 31, 2006	603,700	$56.68	603,700	4,500,000
Total	1,500,000	$56.37	1,500,000

On November 21, 2005, we announced that our Board of Directors had authorized the repurchase of up to 6,000,000 shares of our common stock through December 31, 2006. We expect repurchases will be made in accordance with Rule 10b-18 and include a plan designed to satisfy the Rule 10b5-1 safe harbor. Shares will be retired upon repurchase. As of March 31, 2006, 4,500,000 shares of our common stock remained available for repurchase.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on February 16, 2006 (the “Stockholders’ Meeting”), the stockholders of Varian Medical Systems, Inc. voted on the following three items and cast their votes as follows:

Proposal One:

To elect the following for three-year terms ending with the 2009 annual meeting.

	For	Withheld	Broker Non-Votes(1)
Timothy E. Guertin	114,535,297	2,828,895	NA
David W. Martin, Jr., M.D.	114,523,679	2,840,513	NA
Ruediger Naumann-Etienne	115,846,097	1,518,095	NA

To elect the following for a one-year term ending with the 2007 annual meeting.

	For	Withheld	Broker Non-Votes(1)
Kent J. Thiry	115,854,238	1,509,954	NA

Directors Susan L. Bostrom, John Seely Brown, R. Andrew Eckert, Samuel Hellman, M.D., Richard M. Levy and Richard M. Levy continued in office following the Stockholders’ Meeting.

Proposal Two:

To approve the adoption of the Varian Medical Systems, Inc. Amended and Restated 2005 Omnibus Stock Plan.

For	Against	Abstain	Broker Non-Votes
94,266,130	7,705,176	366,293	15,026,593

Proposal Three:

To ratify the appointment of PricewaterhouseCoopers LLP, as our independent registered public accounting firm for fiscal year 2006.

For	Against	Abstain	Broker Non-Votes(1)
115,507,191	1,770,461	86,540	NA

(1)   Pursuant to the rules of the New York Stock Exchange, this proposal constituted a routine matter. Therefore, brokers were permitted to vote without receipt of instructions from beneficial owners.

Item 5. Other Information

None.

Item 6.           Exhibits

(a)           Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit
No.	Description
10.1†	Registrant’s Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on February 17, 2006, File No. 1-7598).
15.1	Letter Regarding Unaudited Interim Financial Information.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†      Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: May 8, 2006	By:	/s/ ELISHA W. FINNEY
Elisha W. Finney
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description
10.1†	Registrant’s Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on February 17, 2006, File No. 1-7598).
15.1	Letter Regarding Unaudited Interim Financial Information.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†      Management contract or compensatory arrangement.