Form 10-Q
period 2006-06-30
VARIAN MEDICAL SYSTEMS INC
filed 2006-08-08
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 129,931,138 shares of Common Stock, par value $1 per share, outstanding as of July 28, 2006.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended June 30, 2006

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005

Revenues:
Product	$329,471	$290,754	$956,165	$835,875
Service contracts and other	66,200	55,787	187,595	160,501

Total revenues	395,671	346,541	1,143,760	996,376

Cost of revenues:
Product	195,127	162,421	563,209	476,535
Service contracts and other	37,884	32,248	108,042	92,630

Total cost of revenues	233,011	194,669	671,251	569,165

Gross margin	162,660	151,872	472,509	427,211

Operating expenses:
Research and development	25,456	21,890	72,685	60,486
Selling, general and administrative	64,500	54,678	187,832	151,535

Total operating expenses	89,956	76,568	260,517	212,021

Operating earnings	72,704	75,304	211,992	215,190
Interest income	3,601	2,069	9,984	6,014
Interest expense	(1,027)	(994)	(3,210)	(3,834)

Earnings from operations before taxes	75,278	76,379	218,766	217,370
Taxes on earnings	9,550	25,200	56,080	71,730

Net earnings (1)	$65,728	$51,179	$162,686	$145,640

Net earnings per share - Basic	$0.50	$0.39	$1.24	$1.10
Net earnings per share - Diluted	$0.49	$0.37	$1.20	$1.05

Weighted average shares used in the calculation of:
Net earnings per share - Basic	131,138	131,933	131,323	132,978
Net earnings per share - Diluted	135,267	136,870	135,915	138,422

(1) For the three months and nine months ended June 30, 2006, net earnings included total share-based compensation expense, net of taxes under SFAS 123(R), of $6,940 and $19,906, respectively. For the three months and nine months ended July 1, 2005, net earnings included share-based compensation expense, net of taxes, related to restricted stock, of $151 and $574, respectively.  See Note 11 of the Notes to the Condensed Consolidated Financial Statements for additional information.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	June 30, 2006	September 30, 2005 (1)
Assets

Current assets:
Cash and cash equivalents	$324,711	$243,086
Short-term marketable securities	46,269	135,356
Accounts receivable, net	396,049	351,899
Inventories	196,583	164,873
Prepaid expenses and other	32,030	26,211
Deferred tax assets	101,151	95,470

Total current assets	1,096,793	1,016,895

Property, plant and equipment, net	123,495	114,540
Long-term marketable securities	—	3,679
Goodwill	121,389	121,389
Other assets	75,171	60,899

Total assets	$1,416,848	$1,317,402

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$76,122	$71,007
Accrued expenses	300,343	315,287
Current maturities of long-term debt	7,951	2,689
Product warranty	40,609	39,407
Advance payments from customers	133,458	115,543

Total current liabilities	558,483	543,933

Long-term accrued expenses and other	56,820	57,124
Long-term debt	49,409	57,318

Total liabilities	664,712	658,375

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 130,547 and 130,715 shares issued and outstanding at June 30, 2006 and at September 30, 2005, respectively	130,547	130,715
Capital in excess of par value	244,827	152,263
Deferred stock compensation	—	(1,797)
Retained earnings	382,583	383,667
Accumulated other comprehensive loss	(5,821)	(5,821)

Total stockholders’ equity	752,136	659,027

Total liabilities and stockholders’ equity	$1,416,848	$1,317,402

(1) The condensed consolidated balance sheet as of September 30, 2005 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In thousands)	June 30, 2006	July 1, 2005
Cash flows from operating activities:
Net earnings	$162,686	$145,640
Adjustments to reconcile net earnings to net cash provided by operating activities:
Tax benefits from exercises of share-based payment awards	48,933	15,444
Excess tax benefits from share-based compensation	(46,007)	—
Share-based compensation expense	30,313	925
Depreciation	17,709	15,695
Provision for doubtful accounts receivable	270	762
Amortization of intangibles	4,363	4,205
Amortization of premium/discount on marketable securities, net	101	352
Deferred taxes	(5,012)	166
Net change in fair value of derivatives and underlying commitments	2,023	1,956
Income on equity investment in affiliate	(1,401)	(1,791)
Loss on disposal of property, plant and equipment	613	220
Other	72	405
Changes in assets and liabilities:
Accounts receivable	(40,733)	(31,604)
Inventories	(29,885)	(42,768)
Prepaid expenses and other current assets	(10,897)	(7,185)
Accounts payable	4,268	7,023
Accrued expenses	(14,269)	33,970
Product warranty	1,174	(2,376)
Advance payments from customers	17,068	18,831
Long-term accrued expenses and other liabilities	(605)	(940)

Net cash provided by operating activities	140,784	158,930

Cash flows from investing activities:
Proceeds from maturities of marketable securities	127,665	233,935
Purchases of marketable securities	(35,000)	(135,800)
Purchases of property, plant and equipment	(27,643)	(26,472)
Equity investment in affiliate	(12,267)	—
Increase in cash surrender value of life insurance	(4,246)	(6,424)
Acquisition of businesses, net of cash acquired	—	(12,372)
Proceeds from disposal of property, plant and equipment	366	68
Note receivable from affiliate and other	(17)	(3,024)
Other, net	562	(256)

Net cash provided by investing activities	49,420	49,655

Cash flows from financing activities:
Repurchases of common stock	(198,535)	(180,806)
Proceeds from issuance of common stock to employees	57,404	26,301
Excess tax benefits from share-based compensation	46,007	—
Employees’ taxes withheld for restricted performance shares/restricted stock issued	(8,094)	—
Repayments of bank borrowings	(2,647)	(5,315)

Net cash used in financing activities	(105,865)	(159,820)

Effects of exchange rate changes on cash and cash equivalents	(2,714)	(581)

Net increase in cash and cash equivalents	81,625	48,184

Cash and cash equivalents at beginning of period	243,086	132,870

Cash and cash equivalents at end of period	$324,711	$181,054

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

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest September 30.  Fiscal year 2006 is the 52-week period ending September 29, 2006, and fiscal year 2005 was the 52-week period ended September 30, 2005. The fiscal quarters ended June 30, 2006 and July 1, 2005 were both 13-week periods.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005. In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of June 30, 2006 and September 30, 2005, results of operations for the three and nine months ended June 30, 2006 and July 1, 2005, and cash flows for the nine months ended June 30, 2006 and July 1, 2005. The results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), which provides guidance under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) on enterprises’ income tax expense and deferred tax liability.  The Jobs Creation Act was enacted on October 22, 2004.  FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109.  During the third quarter of fiscal year 2006, the Company decided to repatriate approximately $120 million in foreign earnings pursuant to the Jobs Creation Act.  The Company had previously recorded a deferred tax liability of approximately $16 million for taxes for the eventual repatriation of a portion of its foreign earnings.  Under the Jobs Creation Act, the Company’s tax liability for repatriation of the approximately $120 million in foreign earnings is expected to be $6 million.  Therefore, the Company recorded a net tax benefit of approximately $10 million.  The Company expects to repatriate the approximately $120 million during the fourth quarter of fiscal year 2006.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  This interpretation is effective for the Company in the first quarter of fiscal year 2008. The Company has not yet evaluated the impact of the adoption of this statement on the Company’s consolidated financial position, results of operations or cash flows.

2. MARKETABLE SECURITIES

The carrying amounts of marketable securities, which are all municipal bonds, are reflected as follows:

(In millions)	June 30, 2006	September 30, 2005
Short-term marketable securities	$46.3	$135.3
Long-term marketable securities	—	3.7
Total marketable securities	$46.3	$139.0

3. INVENTORIES

The components of inventories are as follows:

(In millions)	June 30, 2006	September 30, 2005
Raw materials and parts	$110.5	$96.4
Work-in-progress	16.1	16.3
Finished goods	70.0	52.2
Total inventories	$196.6	$164.9

4. GOODWILL AND INTANGIBLE ASSETS

Pursuant to SFAS No. 142, Goodwill and Intangible Assets (“SFAS 142”), the Company performs an annual impairment test for goodwill and intangible assets with indefinite useful lives. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss.  The impairment test for intangible assets with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives, which range from approximately two to twenty years.

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

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” on the Condensed Consolidated Balance Sheets:

(In millions)	June 30, 2006	September 30, 2005
Intangible Assets:
Acquired existing technology	$14.1	$14.1
Patents, licenses and other	13.9	13.9
Customer contracts and supplier relationships	10.1	10.1
Accumulated amortization	(22.8)	(18.4)
Net carrying amount	$15.3	$19.7

Amortization expense for intangible assets required to be amortized under SFAS 142 was $1.5 million for both the three months ended June 30, 2006 and July 1, 2005 and $4.4 million and $4.2 million for the nine months ended June 30, 2006 and July 1, 2005, respectively.  The Company estimates amortization expense on a straight-line basis for the remaining three months of fiscal year 2006, fiscal years 2007 through 2010, and thereafter, to be as follows (in millions): $1.4, $4.5, $3.1, $2.4, $2.0 and $1.9.

The following table reflects goodwill allocated to the Company’s reportable segments:

(In millions)	June 30, 2006	September 30, 2005
Oncology Systems	$120.9	$120.9
X-ray Products	0.5	0.5
Total	$121.4	$121.4

5. RELATED PARTY TRANSACTIONS

In fiscal years 1999 and 2000, VMS invested a total of $5 million in a three member consortium for a 20% ownership interest in dpiX Holding Company LLC (“dpiX Holding”), which in turn invested $25 million for an 80.1% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin-film transistor arrays (“flat panels”) for the Company’s X-ray Products’ digital image detector products and for its Oncology System’s PortalVision imaging systems. The Company purchased flat panels from dpiX totaling approximately $3.4 million and $3.1 million for the three months ended June 30, 2006 and July 1, 2005, respectively, and $10.7 million and $7.2 million for the nine months ended June 30, 2006 and July 1, 2005, respectively, which are included as a component of “Inventories” in the Condensed Consolidated Balance Sheets and “Cost of revenues-Product” in the Condensed Consolidated Statements of Earnings for such periods.  VMS had the right to appoint one manager of the five person board of managers and the investment was accounted for under the equity method.  In accordance with the dpiX Holding agreement, net losses were to be allocated to the other two members, in succession, until their capital accounts equaled zero, before being allocated to VMS.  The dpiX Holding agreement also provided that net profits were to be allocated to the other two members, in succession, until their capital accounts equaled the net losses previously allocated, then to the three members in accordance with their ownership interests.

In September 2004, VMS acquired another member’s 20% ownership interest in dpiX Holding for $1 million.  As a result, VMS has the right to appoint two managers of the five person board of managers and its ownership interest in dpiX Holding increased to 40%, with the remaining 60% being held by the other original member.  When VMS acquired this additional 20% ownership interest, the capital account of the selling member was nearly zero because it was the first in the consortium to be allocated losses.  However, dpiX Holding has been profitable since VMS acquired the additional 20% ownership interest.  As a result, VMS was the first to be allocated net profits to recover previously allocated losses and recorded in the three months ended June 30, 2006 and July 1, 2005 income on the equity investment in dpiX Holding of almost $0.1 million and $0.7 million, respectively, and in the nine months ended June 30, 2006 and July 1, 2005 of $1.4 million and $1.8 million, respectively, which is included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings.

In accordance with the dpiX agreement, the member that owns the other 19.9% ownership interest in dpiX had the right to sell back to dpiX on dpiX’s last business day in December 2004, 2005 and 2006, cumulatively all of that member’s ownership interest for $5 million if dpiX had not become a publicly traded company as of the last business day in December 2004.  In December 2004, that member exercised its right to sell back to dpiX its 19.9% ownership interest. On each of December 22, 2005 and December 24, 2004, dpiX repurchased from that member a 7.96% ownership interest for a payment of $2 million (in aggregate, a 15.92% interest for $4 million).  The remaining 3.98% membership interest will be repurchased by dpiX in December 2006.  In accordance with the dpiX agreement, the repurchased ownership interest was allocated to the two remaining members of dpiX Holding.  As a result, VMS’s indirect ownership interest in dpiX has increased to 38.4% as of June 30, 2006.

In December 2004, VMS agreed to loan $2 million to dpiX in four separate installments, bearing interest at prime rate plus 1% per annum.  The principal balance is due and payable to VMS in twelve equal quarterly installments beginning in October 2006; interest is payable in full according to the same quarterly schedule, but beginning in April 2005; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable thereunder, is fully due and payable on July 10, 2009.  As of June 30, 2006, the note receivable from dpiX totaled $2 million which is primarily included in “Other assets” in the Condensed Consolidated Balance Sheet.

In March 2006, VMS and the other member of dpiX Holding agreed in principle to invest an aggregate of $92 million in dpiX Holding for dpiX to acquire and construct a manufacturing facility in Colorado to increase its production capacity.  The members’ contributions for this facility are based on their percentage of ownership interest in dpiX Holding.  As of June 30, 2006, VMS has contributed approximately $12 million to dpiX Holding related to this manufacturing facility and expects to invest an additional $25 million over the next 12 months.

6. PRODUCT WARRANTY

The Company provides for estimated future costs of warranty obligations in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee.  The Company warrants most of its products for a specific period of time, usually one year, against material defects.  For certain software products, the Company usually warrants against material defects for three months.  The Company provides for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized.  The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company will incur to repair or replace product parts that fail while still under warranty.  The amount of accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs.  For new products, estimates will include historical experience of similar products, as well as reasonable allowance for start-up expenses.  On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends.

The following table reflects the change in the Company’s accrued product warranty during the nine months ended June 30, 2006 and July 1, 2005:

	Nine Months Ended
(In millions)	June 30, 2006	July 1, 2005
Accrued product warranty, at beginning of period	$39.4	$40.7
Charged to cost of revenues	28.7	20.1
Actual product warranty expenditures	(27.5)	(22.5)
Accrued product warranty, at end of period	$40.6	$38.3

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has significant transactions denominated in foreign currencies and addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and typically hedges most of these firmly committed foreign currency sales orders. These firmly committed foreign currency sales orders are hedged using forward exchange contracts. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The forward exchange contracts range from one to twelve months in original maturity. As of June 30, 2006, the Company did not have any forward exchange contracts with an original maturity greater than twelve months.  As international deliveries may extend beyond twelve months, the Company may hedge beyond twelve months in the future.  The Company does not hold derivative instruments for speculative or trading purposes.

The Company accounts for its hedges of foreign currency denominated sales orders (firm commitments) as fair value hedges as prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities (“SFAS 133”).  For the three and nine months ended June 30, 2006, there were no material gains or losses due to hedge ineffectiveness. At June 30, 2006, the Company had foreign exchange forward contracts for fair value hedges with notional values to sell and purchase $237.5 million and $9.2 million, respectively, in various foreign currencies. At June 30, 2006, all open forward exchange contracts were deemed effective.

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

On February 2, 2004, the Company’s Japanese subsidiary (“VMS KK”) purchased the Service Business in Japan and certain other Asian and South American countries for 2.0 billion Japanese Yen, or US$19.1 million, plus a contingent “earn out” payable to MELCO at the end of the JVA period.   This “earn out” payment is equivalent to 100% of the net profits or losses of the Service Business for a three-year period.  The Company accounted for the purchase of the Service Business as an acquisition and 100% of the profits and losses from VMS KK are reflected in the Company’s consolidated results.  The Company accounts for the “earn out” payment equivalent to 100% of the net profits or losses of the Service Business during the three-year period as an adjustment to the purchase price of the acquisition at the end of the JVA period.  For the period from February 2, 2004 to June 30, 2006, net profits for the Service Business totaled approximately $3.7 million.  Assuming no future profits or losses, $3.7 million would be payable to MELCO at the end of the three-year JVA period.

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

Contingencies

The U.S. Environmental Protection Agency (“EPA”) or third parties have named the Company as a potentially responsible party (“PRP”)under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at eight sites where the Company, as Varian Associates, Inc., is alleged to have shipped manufacturing waste for recycling or disposal, and as a PRP the Company may have an obligation to reimburse the EPA or other third parties for cleanup costs at these sites.  In addition, the Company is overseeing environmental cleanup projects and, as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company’s sale of its electron devices business during 1995 and the sale of its thin film systems business during 1997). Under the terms of the agreement governing the distribution of the shares (the “spin-offs”) of Varian, Inc. (“VI”) and Varian Semiconductor Equipment Associates, Inc. (“VSEA”), by the Company in 1999, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $0.2 million and $0.1 million (net of amounts borne by VI and VSEA) during the three months ended June 30, 2006 and July 1, 2005, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.  The Company spent $0.8 million (net of amounts borne by VI and VSEA) during both the nine months ended June 30, 2006 and July 1, 2005, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.

Various uncertainties make it difficult to estimate the likelihood or cost of certain third-party claims, project management costs and legal costs at all of the sites and facilities.  In addition, for these sites and one of these facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities. As of June 30, 2006, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) for these cleanup costs, third-party claims, project management costs and legal costs ranged in the aggregate from $3.7 million to $7.1 million.  The time frame over which the Company expects to complete the cleanup projects varies, ranging up to approximately 30 years as of June 30, 2006. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $3.7 million as of June 30, 2006. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

The Company has gained sufficient knowledge to better estimate the scope and costs of future cleanup activities for all but one of these facilities based upon formal agreements with other parties defining the Company’s future liabilities or formal cleanup plans that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the facility. As of June 30, 2006, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs at these facilities, and reimbursements of third-party’s claims for these facilities, ranged in the aggregate from $10.2 million to $45.5 million. The time frame over which these cleanup projects are expected to be completed varies with each facility, ranging from approximately 10 years to approximately 30 years as of June 30, 2006. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $18.6 million at June 30, 2006. The Company accordingly accrued $12.3 million, which represents its best estimate of the future costs of $18.6 million discounted at 4%, net of inflation. This accrual is in addition to the $3.7 million described in the preceding paragraph.

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

Although any ultimate liability arising from environmental-related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year would be material to the Company’s consolidated financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental related events (and assuming VI and VSEA satisfy their indemnification obligations), management believes that the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company in any fiscal year.

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial strength of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company’s past and future environmental-related expenditures, and the Company therefore included a $3.1 million receivable in “Other assets” at June 30, 2006. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has in the past paid the claims that the Company has made.

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

9. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Defined Benefit Plans
Service cost	$930	$757	$2,788	$2,273
Interest cost	843	776	2,531	2,330
Expected return on plan assets	(840)	(731)	(2,522)	(2,195)
Amortization of transition amount	(2)	60	(6)	180
Amortization of prior service cost	33	34	97	100
Recognized actuarial loss	212	180	638	538
Net pension benefit cost	$1,176	$1,076	$3,526	$3,226
Post-Retirement Benefit Plans
Service cost	$—	$—	$—	$—
Interest cost	70	92	212	276
Expected return on plan assets	—	—	—	—
Amortization of transition amount	125	124	371	370
Amortization of prior service cost	1	—	3	—
Recognized actuarial gain	(1)	(3)	(3)	(9)
Net pension benefit cost	$195	$213	$583	$637

The Company made contributions to the defined benefit plans of $7.1 million during the nine months ended June 30, 2006. This amount is greater than the contributions of $3.7 million estimated for fiscal year 2006 as of March 31, 2006 due to a discretionary employer contribution of $3.5 million made to improve the funding level of the pension plan in the United Kingdom during the third quarter of fiscal year 2006.  The Company currently expects total contributions to the defined benefit plans for fiscal year 2006 will be approximately $7.2 million.  The Company made contributions to the post-retirement benefit plans of $0.4 million during the nine months ended June 30, 2006. The Company currently expects total contributions to the post-retirement benefit plans for fiscal year 2006 will be approximately $0.5 million.

10. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On November 21, 2005, the Company announced that its Board of Directors had authorized the repurchase by the Company of up to 6,000,000 shares of its common stock through December 31, 2006 in addition to the 1,500,000 shares of common stock that had been available for repurchase under the previously approved program as of September 30, 2005.  During the nine months ended June 30, 2006, the Company paid $198.5 million to repurchase 3,895,100 shares of its common stock, of which $74.7 million was paid to repurchase 1,500,000 shares during the three months ended June 30, 2006.  All shares that have been repurchased have been retired.  As of June 30, 2006, 3,000,000 shares of the Company’s common stock remained available for repurchase under the new program.

Comprehensive Earnings

Comprehensive earnings for the three and nine months ended June 30, 2006 and July 1, 2005 equaled the reported net earnings.

11. EMPLOYEE STOCK PLANS

During fiscal year 1991, VMS adopted the stockholder-approved Omnibus Stock Plan (the “Omnibus Plan”) under which shares of common stock could be issued to officers, directors, key employees and consultants. The Omnibus Plan was amended and restated as of the spin-offs.  The maximum number of shares that could have been issued was limited to twenty million shares.  Stock options granted under the Omnibus Plan have an exercise price equal to the fair market value of the underlying stock on the grant date (unless the stock market was closed on the grant date, in which case the exercise price was equal to the average of the highest and lowest quoted selling prices on the stock market on the day before and the day after the grant date) and expire no later than ten years from the grant date. Options granted under the Omnibus Plan before November 2000 were generally exercisable in cumulative installments of one-third each year, commencing one year following date of grant.  Options granted after November 2000 were exercisable in the following manner: the first one-third one year from the date of grant, with the remainder vesting monthly during the following two-year period.  No further awards may be made under the Omnibus Plan.

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

Effective October 1, 2005, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options and employee stock purchases under the Employee Stock Purchase Plan, deferred stock units and restricted stock based on fair values.  The Company’s financial statements as of and for the three and nine months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings during the three and nine months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123.  During the three and nine months ended June 30, 2006, total share-based compensation expense, before taxes on earnings, was $10.4 million and $30.3 million, respectively. During the three and nine months ended July 1, 2005, there was no share-based compensation expense related to stock options and employee stock purchases recognized under the intrinsic value method of APB 25.  During the three and nine months ended July 1, 2005, share-based compensation expense related to restricted stock, before taxes on earnings, was $0.3 million and $0.9 million, respectively, which was recorded under APB 25.

Upon adoption of SFAS 123(R), the Company elected to value its share-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes option-pricing model (the “Black-Scholes model”), which was previously used for its pro forma information required under SFAS 123. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. VMS’s stock options and the option component of the Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

The fair value of options granted and the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Employee Stock Option Plans
Expected term (in years)	4.10	4.00	4.17	4.00
Risk-free interest rate	5.0%	3.7%	4.4%	3.5%
Expected volatility	28.6%	27.3%	29.3%	30.3%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$15.56	$10.20	$15.48	$11.66

Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	5.0%	3.2%	4.7%	3.1%
Expected volatility	20.3%	17.0%	24.9%	20.9%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$12.15	$10.62	$9.95	$10.05

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

As share-based compensation expense recognized in the Condensed Consolidated Statements of Earnings for the three and nine months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to October 1, 2005, the Company accounted for forfeitures as they occurred.

The table below summarizes the effect of recording share-based compensation expense under SFAS 123(R) for the three months and nine months ended June 30, 2006 which is allocated as follows:

	Three Months Ended	Nine Months Ended
(In thousands, except per share amounts)	June 30, 2006	June 30, 2006
Cost of revenues - Product	$1,084	$2,668
Cost of revenues - Service contracts and other	767	2,161
Research and development	1,121	3,214
Selling, general and administrative	7,464	22,269
Taxes on earnings	(3,496)	(10,406)
Net decrease in net earnings	$6,940	$19,906

Increase (decrease) on:
Cash flows from operating activities	$(2,552)	$(46,007)
Cash flows from financing activities	$2,552	$46,007

Decrease on:
Net earnings per share — Basic	$0.05	$0.15
Net earnings per share — Diluted	$0.05	$0.15

During the three months and nine months ended June 30, 2006, total share-based compensation expense recognized in earnings before taxes was $10.4 million and $30.3 million, respectively, and the total related recognized tax benefit was $3.5 million and $10.4 million, respectively. During the three months and nine months ended July 1, 2005, total share-based compensation expense recognized in earnings before taxes was $0.3 million and $0.9 million, respectively, and the total related recognized tax benefit was $0.1 million and $0.3 million, respectively. Total share-based compensation expense capitalized as part of inventory for the three months and nine months ended June 30, 2006 was $0.6 million and $1.7 million, respectively.

Activity under the Omnibus Plan, the 2000 Plan, the 2005 Plan and the Amended 2005 Plan (together, the “Employee Stock Plans”) is presented below:

(In thousands, except per share amounts and contractual term)	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (3)
Balance at September 30, 2005	6,950	16,606	$22.56
Granted (1)	(3,272)	2,599	50.42
Cancelled or expired (2)	136	(137)	38.64
Exercised	—	(3,387)	15.63
Balance at June 30, 2006	3,814	15,681	$28.53	6.4	$302,981

Exercisable at June 30, 2006		11,583	$22.57	5.5	$287,905

(1) During the nine months ended June 30, 2006, VMS issued 201,701 shares (net of 161,931 shares withheld for employees’ taxes) under the Omnibus Plan and the 2000 Plan pursuant to restricted performance shares awarded to several senior executives in fiscal year 2001 which vested in November 2005. VMS also granted to certain employees an aggregate of 6,500 shares of restricted common stock under the 2005 Plan and the Amended 2005 Plan.  In addition, VMS awarded to its directors an aggregate of 16,000 deferred stock units under the Amended 2005 Plan.  Restricted common stock, restricted performance shares and deferred stock units awarded under the 2005 Plan and the Amended 2005 Plan are deducted from shares available for grant in a one to three ratio.

(2) During the nine months ended June 30, 2006, VMS excluded from shares available for grant 4,000 shares of expired options that were granted before the spin-offs of VI and VSEA under VMS’s previous, now inactive, stock option plans. In addition, during the nine months ended June 30, 2006 VMS cancelled 1,000 shares of restricted common stock that had been previously granted to an employee.

(3) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on VMS’s closing stock price of $47.35 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

During the three months and nine months ended June 30, 2006, the total pre-tax intrinsic value of options exercised was $7 million and $120 million, respectively. The following table summarizes information related to options outstanding and exercisable under the Employee Stock Plans at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
(Shares in thousands)
$3.88 – $13.89	1,085	2.5	$5.14	1,085	$5.14
$13.95 – $14.72	2,928	4.4	13.95	2,928	13.95
$14.73 – $21.27	1,808	5.2	17.91	1,808	17.91
$21.50 – $29.19	2,054	6.0	24.41	2,054	24.41
$32.10 – $39.85	4,990	7.3	35.78	3,442	34.88
$40.21 – $52.07	2,683	9.2	49.17	194	41.84
$52.08 – $60.32	133	9.6	60.05	72	60.32
Total	15,681	6.4	$28.53	11,583	$22.57

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

The following table illustrates the pro forma information regarding the effect on net earnings and net earnings per share if the Company had accounted for the share-based employee compensation under the fair value method of accounting:

	Three Months Ended	Nine Months Ended
(In thousands, except per share amounts)	July 1, 2005	July 1, 2005
Net earnings, as reported	$51,179	$145,640
Add: Stock-based employee compensation expense included in reported net earnings under APB No. 25, net of related tax effects	197	619
Deduct: Total stock-based employee compensation determined under the fair value method for all awards, net of related tax effects	(7,471)	(19,386)
Pro forma net earnings	$43,905	$126,873

Net earnings per share — Basic:
As reported	$0.39	$1.10
Pro forma	$0.33	$0.95

Net earnings per share — Diluted:
As reported	$0.37	$1.05
Pro forma	$0.32	$0.92

As of June 30, 2006, there was $43 million of total unrecognized compensation expense related to stock options granted under the Employee Stock Plans.  This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.2 years.

The activity for restricted stock, restricted performance shares and deferred stock units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Balance at September 30, 2005	409	$16.90
Granted	22	57.11
Vested	(364)	14.02
Cancelled or expired	(1)	39.11
Balance at June 30, 2006	66	$46.08

As of June 30, 2006, unrecognized compensation expense totaling $2.7 million was related to restricted stock and deferred stock units granted under the Employee Stock Plans.  This unrecognized compensation expense is expected to be recognized over a weighted average period of 8.5 years.  The 364,275 shares that vested during the nine months ended June 30, 2006 were restricted performance shares and restricted stock, and the total fair value of these shares upon vesting was $18 million.  The Company withheld 162,288 shares (approximately $8 million) for employees’ taxes at vesting.

12. EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period. Diluted net earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares under the treasury method.

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net earnings	$65,728	$51,179	$162,686	$145,640

Basic weighted average shares outstanding	131,138	131,933	131,323	132,978
Dilutive stock option shares	4,115	4,586	4,579	5,098
Dilutive restricted performance shares and restricted common stock	14	351	13	346
Diluted weighted average shares outstanding	135,267	136,870	135,915	138,422

Net earnings per share — Basic	$0.50	$0.39	$1.24	$1.10
Net earnings per share — Diluted	$0.49	$0.37	$1.20	$1.05

The Company excludes options from the computation of diluted weighted average shares outstanding if the assumed proceeds, including the sum of (a) the exercise price of the options, (b) the amount of compensation cost attributed to future services and not yet recognized and (c) the amount of tax benefit, are greater than the average market price of the shares because the inclusion of these options would be antidilutive to earnings per share.  Accordingly, stock options to purchase 4,179,704 shares and 2,853,586 shares at an average exercise price of $46.40 and $39.88 per share, respectively, were excluded from the computation of diluted weighted average shares outstanding for the three months ended June 30, 2006 and July 1, 2005, respectively. Stock options to purchase 4,169,705 shares and 2,691,728 shares at an average exercise price of $46.42 and $40.10 per share, respectively, were excluded from the computation of diluted weighted average shares outstanding for the nine months ended June 30, 2006 and July 1, 2005, respectively.

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

The following table summarizes selected operating results information for each business segment:

	Three Months Ended		Nine Months Ended
(In millions)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Revenues
Oncology Systems	$331	$289	$954	$830
X-ray Products	56	49	169	144
Total reportable segments	$387	$338	$1,123	$974
Other	9	8	21	22
Corporate	—	—	—	—
Total company	$396	$346	$1,144	$996
Operating Earnings
Oncology Systems	$76	$76	$223	$210
X-ray Products	11	9	32	28
Total reportable segments	$87	$85	$255	$238
Other	(2)	—	(5)	2
Corporate	(12)	(10)	(38)	(25)
Total company	$73	$75	$212	$215

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of June 30, 2006, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended June 30, 2006 and July 1, 2005 and the condensed consolidated statement of cash flows for the three-month and nine-month periods ended June 30, 2006 and July 1, 2005.  These interim financial statements are the responsibility of the Company’s management.

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
July 26, 2006

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (“we,” “our,” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission, or SEC, or other reasons, which are by this reference incorporated in this Quarterly Report on Form 10-Q. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as intensity-modulated radiation therapy, or IMRT, image-guided radiation therapy, or IGRT, brachytherapy, software, treatment techniques, stereotactic radiosurgery, filmless X-rays and security and inspection products; growth drivers; orders, revenues, backlog or earnings growth; future financial results and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “will,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential” and “possible” or similar statements are forward-looking statements.  By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Overview

Our revenues and net orders for the third quarter of fiscal year 2006 were up 14% and 19%, respectively, from the third quarter of fiscal year 2005.  Gross margins decreased 2.7 percentage points in the third quarter of fiscal year 2006 over the same period of fiscal year 2005 due primarily to a decrease in our Oncology Systems gross margins.  Our net earnings for the third quarter of fiscal year 2006 increased 28% over the comparable year-ago quarter with the help of tax benefits recorded in the quarter.  We reported a 22% increase in backlog at the end of the third quarter of fiscal year 2006 from the end of the year-ago quarter.

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

In our view, the fundamental market drivers for long-term growth in the radiation therapy and stereotactic radiosurgery markets continue to be the rising cancer incidence; underserved medical needs outside of the United States; technology advances that are leading to improvements in patient care; customer demand for more advanced and effective cancer treatments, such as IMRT, IGRT, stereotactic radiosurgery and brachytherapy; competitive conditions among hospitals and clinics to offer such advanced treatments; and improvement in cost efficiency in delivering radiation therapy.

Our primary goal in the Oncology Systems business segment is to promote the adoption of these more advanced and effective cancer treatments. We continued to see growth in demand for our new products for IGRT, which contributed to order growth. As of the end of the third quarter of fiscal year 2006, more than 250 installations of our on-board imager product, or OBI, for our high-energy Clinac® accelerators and Trilogy™ linear accelerators were either complete or in progress. We have also achieved the milestone that, for the first nine months of fiscal year 2006, more than 60% of our orders for high energy accelerators included our OBI devices.  We believe that this demonstrates that our IGRT technology has clearly moved into the medical mainstream.  We continue to believe that IGRT will become one of the main contributors to net orders and revenue growth in our Oncology Systems business segment in the coming years, with North America ahead of international regions in the timing of IGRT adoption.

During the third quarter of fiscal year 2006 compared to the same period of fiscal year 2005, Oncology Systems net orders demonstrated solid growth, both in North America and in the international regions, based in part on continued growth in demand for our new products for IGRT in North America and our products for IMRT in the international regions.  International revenue growth for Oncology Systems for the third quarter of fiscal year 2006 over the third quarter of fiscal year 2005 was higher than North American revenue growth for the same time periods reflecting the shift to international business, which is consistent with our order growth patterns in recent years. Our Oncology Systems gross margin in the third quarter of fiscal year 2006 decreased almost three percentage points from the third quarter of fiscal year 2005 due principally to higher ramp-up costs associated with the rapid growth of our OBI product, a continuing mix shift towards a higher proportion of international revenues, which typically have lower gross margins, delays in revenue recognition in Oncology Systems associated with new products and international shipments and increased share-based compensation expense. We expect that normal quarterly fluctuations of factors, such as the mix between relatively higher and lower margin products, mix of geographic regions in which our products are sold, and the level of new products deliveries, could result in changes in our gross margins of a few percentage points from quarter to quarter.  While we have initiatives to shorten installation time for our new products which we believe will reduce delay in revenue recognition, we expect that our deferred revenue may continue to increase as a normal function of our revenues increasing.

Our success in Oncology Systems depends upon our ability to retain leadership in technological innovation, the cost effectiveness of our products, the efficacy of our treatment technology and external economic influences.  Factors affecting the success of Oncology Systems and the adoption rate of new technologies such as IGRT include our internal efficiency in design, documentation and testing, ease of deployment and installation of our new products and the more-widely demonstrated efficacy of IGRT by early adopters.  They may also include customer training, and our ability to educate customers about the cost effectiveness of our new technology and clinical outcome advantages.  External economic factors affecting the success of this business segment could include hospital financial strength in the United States, sharp cuts in reimbursement rates, foreign currency exchange rates and governmental healthcare policies outside the United States.

X-Ray Products.  Our X-ray Products business segment manufactures and sells (i) X-ray tubes for use in a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, mammography, special procedures and industrial applications and (ii) digital image detectors (also commonly referred to as flat panel detectors), which is an alternative to image intensifier tubes for fluoroscopy and X-ray film for radiography.  We continue to view the fundamental growth driver for the component business to be the on-going success of key original equipment manufacturers, or OEMs, that incorporate our X-ray tube products and digital image detectors into their medical diagnostic and industrial imaging systems. Our digital image detectors are being incorporated into next generation imaging equipment, including equipment for IGRT such as OBI, and for dental CT scanning and veterinary X-ray imaging.  X-ray Products’ net orders, revenues and operating earnings grew in the third quarter of fiscal year 2006 over the same period of fiscal year 2005 due primarily to continuing strong demand for our digital image detectors.

We are investing to increase manufacturing capacity and quality for the digital image detector product line.  We have invested $12 million as of the third quarter of fiscal year 2006 and expect to invest an additional $25 million over the next 12 months into dpiX Holding Company LLC, or dpiX Holding, which will help fund the acquisition and construction of a new $92 million Gen 4 fabrication facility in Colorado where the next generation of amorphous silicon arrays used in our digital image detectors will be produced.  dpiX Holding (through its subsidiary, dpiX LLC) is a key supplier of amorphous silicon arrays for our digital image detector products and we are a 40% equity owner in dpiX Holding.  At our own facility in Salt Lake City, we are also investing in the expansion of the manufacturing plant where our digital image detectors are assembled.

Our success in our X-ray Products business depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers.  Factors affecting the success of our X-ray Products business include our ability to develop products with lower cost, better quality and superior technology and performance, and to maintain strong relationships with our OEM customers.

Other.  During the first quarter of fiscal year 2006, we moved the Security and Inspection Products business, or SIP, from the Oncology Systems segment into the “Other” category, which is now comprised of SIP and the operations of the Ginzton Technology Center, or GTC (see Note 13, “Segment Information” of the Notes to the Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q).  SIP designs, manufactures and sells Linatron® X-ray accelerators for security and inspection purposes, such as cargo screening, border protection and traditional nondestructive examination of metallic and other structures.  SIP has also developed a new type of dual energy Linatron X-ray accelerator that can automatically detect and alert operators when heavy metals associated with nuclear materials in dirty bombs or weapons of mass destruction are present during cargo screening and non-intrusive inspection of cargo containers.  We generally sell our

Linatron X-ray accelerators to OEMs who incorporate our accelerators into their inspection systems, which are then sold to port authorities and other government agencies, as well as to commercial private parties.  We believe growth in this business will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes.  As a result, this business is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection and customs revenue activities, which depend upon government budgets and appropriations and subject to political changes. The U.S. government is adopting a layered approach to port and border security including deployment of passive detectors, which we do not manufacture, and X-ray imaging and automatic detection systems for weapons of mass destruction, for which we do manufacture and sell key components and subsystems.  While we are optimistic about the long-term potential of our SIP business and encouraged by the increased interest in our products, use of this technology in security cargo screening and border protection is in its early stages.  Orders and revenues for our SIP products may be unpredictable as governmental agencies may place larger orders with our OEM customers in a short time period and then may not place any orders for a long time period thereafter.

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

Share-based Compensation Expense

Effective October 1, 2005, we adopted on a modified prospective transition method Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases under the Employee Stock Purchase Plan, restricted stock and deferred stock units based on fair values. Our financial statements as of and for the third quarter and first nine months of fiscal year 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Condensed Consolidated Statement of Earnings during the third quarter of fiscal year 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of

SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for our pro forma information required under SFAS 123.

During the third quarter and the first nine months of fiscal year 2006, total share-based compensation expense, before taxes on earnings, was $10.4 million and $30.3 million, respectively. During the third quarter and the first nine months of fiscal year 2005, there was no share-based compensation expense related to stock options or employee stock purchases recognized under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. During the third quarter and first nine months of fiscal year 2005, share-based compensation expense related to restricted stock, before taxes on earnings, was $0.3 million and $0.9 million, respectively, which was recorded under APB 25. See Note 11 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Upon adoption of SFAS 123(R), we elected to value our share-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes option-pricing model, or the Black-Scholes model, which we previously used for the pro forma information required under SFAS 123. For additional information, see Note 11 of the Notes to the Condensed Consolidated Financial Statements. The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by VMS’s stock price as well as the input of other subjective assumptions.  These assumptions include, but are not limited to the expected term of stock options and the expected price volatility of VMS stock over the expected term of the awards. Our stock options and the option component of the Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of stock options by our employees. Upon the adoption of SFAS 123(R), we determined the expected term of stock options based on the demographic grouping of employees and retirement eligibility. Prior to the first quarter of fiscal 2006, we determined the expected term of stock options based on the demographic grouping of employees. Upon adoption of SFAS 123(R), we used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption as allowed under SFAS 123(R) and Staff Accounting Bulletin No. 107, or SAB 107.  Implied volatility was derived based on six-month traded options on our common stock.  Prior to the first quarter of fiscal year 2006, we had used our historical stock price volatility in accordance with SFAS 123 for purposes of our pro forma information. The selection of the blended volatility approach was based upon the availability of traded options on our stock and our assessment that blended volatility is more representative of future stock price trends than just historical volatility alone. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts.

As share-based compensation expense recognized in the Condensed Consolidated Statement of Earnings for the third quarter and the first nine months of fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. In our pro forma information required under SFAS 123 for the periods prior to October 1, 2005, we accounted for forfeitures as they occurred. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

As of June 30, 2006, there was $43 million of total unrecognized compensation expense related to stock options granted under the Omnibus Stock Plan, the 2000 Stock Option Plan, the 2005 Omnibus Stock Plan and the Amended and Restated 2005 Omnibus Stock Plan (together, the “Employee Stock Plans”).  This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.2 years.  As of June 30, 2006, there was $2.7 million of total unrecognized compensation expense related to restricted stock and deferred stock units granted under the Employee Stock Plans.  This unrecognized compensation expense is expected to be recognized over a weighted average period of 8.5 years.

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

Warranty Obligations

We warrant most of our products for a specific period of time, usually one year, against material defects.  For certain software products, we usually warrant against material defects for three months. We provide for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized.  The accrued warranty costs represent our best estimate at the time of sale of the total costs that we will incur to repair or replace product parts that fail while still under warranty.  The amount of accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs.  For new products, estimates will include historical experience of similar products, as well as reasonable allowance for start-up expenses.  Actual warranty costs could differ from the estimated amounts. On a quarterly basis, we review the accrued balances of our warranty obligations and update the historical warranty cost trends. If we were required to accrue additional warranty cost in the future, it would negatively impact our operating results.

Environmental Matters

We are subject to a variety of environmental laws around the world regulating the handling, storage, transport and disposal of hazardous materials that do or may create increased costs for some of our operations.  Environmental remediation liabilities are recorded when environmental assessments and/or remediation efforts are probable and the costs of these assessments or remediation efforts can be reasonably estimated, in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, and the American Institute of Certified Public Accountants, Statement of Position 96-1, Environmental Remediation Liabilities.  The accrued environmental costs represent our best estimate as to the total costs of remediation and the time period over which these costs will be incurred.  On a quarterly basis, we review these accrued balances.  If we were required to accrue additional environmental remediation costs in the future, it would negatively impact our operating results.

Defined Benefit and Post-Retirement Benefit Plans

We sponsor several defined benefit pension plans covering the employees who meet the applicable eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to those plans for which the benefit is actuarially determined. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases and healthcare cost increases, which we determine within certain guidelines. In addition, we also use subjective factors, such as withdrawal and mortality rates, to calculate the expense and liability. The actuarial assumptions we use are long-term assumptions and may differ materially from actual experience in the short-term due to changing market and economic conditions and changing participant demographics. These differences may have a significant impact on the amount of pension expense we recorded.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2006 is the 52-week period ending September 29, 2006, and fiscal year 2005 was the 52-week period ended September 30, 2005. The fiscal quarters ended June 30, 2006 and July 1, 2005 were both 13-week periods.

Discussion of Financial Data for the Third Quarter and First Nine Months of Fiscal Year 2006 Compared to the Third Quarter and First Nine Months of Fiscal Year 2005

Total Revenues

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 30, 2006	July 1, 2005	Percent Change	June 30, 2006	July 1, 2005	Percent Change

Revenues by sales classification

Product	$329.5	$290.8	13%	$956.2	$835.9	14%
Service Contracts and Other	66.2	55.8	19%	187.6	160.5	17%
Total Revenues	$395.7	$346.6	14%	$1,143.8	$996.4	15%

Product as a percentage of total revenues	83%	84%		84%	84%
Service Contracts and Other as a percentage of total revenues	17%	16%		16%	16%

Revenues by region

North America	$198.0	$187.0	6%	$573.4	$528.1	9%
Europe	114.3	97.3	17%	314.7	275.6	14%
Asia	61.6	49.7	24%	196.2	155.9	26%
Rest of world	21.8	12.6	73%	59.5	36.8	62%
Total International (1)	197.7	159.6	24%	570.4	468.3	22%

Total	$395.7	$346.6	14%	$1,143.8	$996.4	15%

North America as a percentage of total revenues	50%	54%		50%	53%
International as a percentage of total revenues	50%	46%		50%	47%

(1) We consider international revenues to be revenues outside of North America.

During the third quarter and first nine months of fiscal year 2006, total revenues increased 14% and 15%, respectively.  Total revenues for the third quarter and first nine months of fiscal year 2006 increased over total revenues for the same periods of fiscal year 2005 due primarily to the increase in Oncology Systems revenues.  For the third quarter and first nine months of fiscal year 2006, product and service contracts revenues each as a percentage of total revenues remained consistent with that of fiscal year 2005.  Total product revenues increased over these same periods primarily as a result of growth in Oncology Systems product revenues. Oncology Systems service contracts revenues was the primary contributor to the total service contracts and other revenue growth.

International revenue growth exceeded the North American revenue growth for the third quarter and first nine months of fiscal year 2006, which is consistent with our order growth patterns in recent years.  Oncology Systems revenue growth was the primary contributor to the increase in revenues of all the geographic regions, although X-ray Products revenue growth also contributed to the revenue increase in all regions.

Oncology Systems Revenues

Revenues by sales classification

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 30, 2006	July 1, 2005	Percent Change	June 30, 2006	July 1, 2005	Percent Change

Product	$266.6	$234.1	14%	$771.5	$673.3	15%
Service Contracts (1)	63.9	54.8	17%	181.8	156.7	16%
Total Oncology Systems revenues	$330.5	$288.9	14%	$953.3	$830.0	15%

Product as a percentage of total Oncology Systems revenues	81%	81%		81%	81%
Service Contracts as a percentage of Oncology Systems revenues	19%	19%		19%	19%

Oncology Systems revenues as a percentage of total revenues	84%	83%		83%	84%

(1)          Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services.  This excludes revenues from spare parts sold by our service department.

Oncology Systems product revenues for the third quarter and first nine months of fiscal year 2006 increased 14% and 15%, respectively, over the third quarter and first nine months of fiscal year 2005 due primarily to higher sales volume of accessory products that enable IMRT and IGRT (including our OBI) and our Trilogy linear accelerators.

The increase in service contracts revenues for the third quarter and first nine months of fiscal year 2006 over the third quarter and first nine months of fiscal year 2005 was primarily driven by the increased sophistication of our products and higher sales volume of our software products which generate annual maintenance contracts and renewals.

Revenues by region

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 30, 2006	July 1, 2005	Percent Change	June 30, 2006	July 1, 2005	Percent Change

North America	$174.5	$166.3	5%	$501.3	$468.0	7%
Europe	101.2	85.5	18%	284.0	245.9	16%
Asia	34.8	26.2	33%	113.8	83.9	36%
Rest of world	20.0	10.9	84%	54.2	32.2	69%
Total International	156.0	122.6	27%	452.0	362.0	25%
Total Oncology Systems Revenues	$330.5	$288.9	14%	$953.3	$830.0	15%

North America as a percentage of Oncology Systems revenues	53%	58%		53%	56%
International as a percentage of Oncology Systems revenues	47%	42%		47%	44%

All of our geographic regions contributed to the increase in Oncology Systems revenues for the third quarter and first nine months of fiscal year 2006. The growth in international Oncology Systems revenues of 27% and 25%, respectively, in the third quarter and first nine months of fiscal year 2006 over the same periods of fiscal year 2005 was due primarily to the increases in both product and service contracts revenues driven by the underserved markets in Europe and Asia and the continued adoption of IMRT by our international customers.  During the third quarter and first nine months of fiscal year 2006, revenues in North America increased 5% and 7%, respectively, over the third quarter and first nine months of fiscal year 2005 due primarily to higher sales volume of accessory products that enable IMRT and IGRT (including our OBI) and our Trilogy linear accelerators.  Consistent with our order growth patterns in recent years, Oncology Systems continued to benefit from strong cyclical demand in the international regions that started a few years ago after several years of very slow international revenue growth and the North America region experienced typical fluctuations in a market where growth had slowed following several years of heavy customer investment in advanced technology for IMRT.  The offsetting cycle of higher and lower growth between the international and North American regions is a historical pattern that we continue to experience.

X-ray Products Revenues

Revenues by region

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 30, 2006	July 1, 2005	Percent Change	June 30, 2006	July 1, 2005	Percent Change

North America	$20.3	$18.4	10%	$62.5	$52.1	20%
Europe	8.4	6.2	35%	20.8	18.6	12%
Asia	25.9	22.9	13%	80.7	68.6	18%
Rest of world	1.8	1.7	6%	5.2	4.5	14%
Total International	36.1	30.8	17%	106.7	91.7	16%
Total X-ray Products Revenues	$56.4	$49.2	15%	$169.2	$143.8	18%

North America as a percentage of X-ray Products revenues	36%	37%		37%	36%
International as a percentage of X-ray Products revenues	64%	63%		63%	64%

X-ray Products revenues as a percentage of total revenues	14%	14%		15%	14%

For the third quarter and first nine months of fiscal year 2006, the geographic mix of X-ray Products revenues between North America and the international regions remained relatively unchanged from the same periods of fiscal year 2005.  For the third quarter of fiscal year 2006, Asia was a significant contributor to the increase in X-ray Products revenues compared to the third quarter of fiscal year 2005.  For the first nine months of fiscal year 2006, Asia and North America were the primary contributors to the increase in X-ray Products revenues compared to the first nine months of fiscal year 2005. The strong growth in X-ray Products revenues in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005 was primarily driven by higher sales volume of our digital image detectors to our OEM customers in Asia and North America.  The robust growth in X-ray Products revenues in the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005 was primarily driven by higher sales volume of our digital image detectors to our OEM customers in Asia and North America, as well as increased sales volume of our high power, anode grounded CT scanning tubes and X-ray tubes used in security screening.

Other Revenues

Revenues by sales classification

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 30, 2006	July 1, 2005	Percent Change	June 30, 2006	July 1, 2005	Percent Change

Product	$6.6	$7.4	(11)%	$15.5	$18.7	(18)%
Service Contracts and Other	2.2	1.1	103%	5.7	3.8	50%
Total Other revenues	$8.8	$8.5	3%	$21.2	$22.5	(6)%

As a percentage of total revenues	2%	3%		2%	2%

For our “Other” category, which is now comprised of SIP and GTC, revenues increased 3% for the third quarter of fiscal year 2006 and decreased 6% for the first nine months of fiscal year 2006 compared to the same periods in fiscal year 2005.  During the third quarter and first nine months of fiscal year 2006, product revenues in our “Other” category decreased over the same periods of fiscal year 2005 due primarily to increased deferred revenues from our Linatron product as a result of higher portion of payments contractually linked to and conditioned upon acceptance.

Gross Margin

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 30, 2006	July 1, 2005	Percent Change	June 30, 2006	July 1, 2005	Percent Change
Dollar by segment

Oncology Systems	$141.0	$131.3	7%	$408.2	$368.0	11%
X-ray Products	19.5	17.1	14%	58.9	49.1	20%
Other	2.1	3.5	(39)%	5.4	10.1	(46)%
Gross margin	$162.6	$151.9	7%	$472.5	$427.2	11%

Percentage by segment
Oncology Systems	42.7%	45.5%		42.8%	44.3%
X-ray Products	34.7%	34.8%		34.8%	34.2%
Total Company	41.1%	43.8%		41.3%	42.9%

During the third quarter and first nine months of fiscal year 2006, total gross margin decreased by 2.7 percentage points and 1.6 percentage point, respectively, due primarily to the decrease in gross margin in the Oncology Systems business segment and the inclusion of share-based compensation expense in those periods in connection with our adoption of SFAS 123(R). Oncology Systems gross margin decreased 2.8 percentage points and 1.5 percentage points, respectively, for the third quarter and first nine months of fiscal year 2006 compared to the same periods of fiscal year 2005. The decreases in Oncology Systems gross margin in the third quarter and first nine months of fiscal year 2006 were due primarily to: (i) higher ramp-up costs associated with the rapid growth of our OBI product; (ii) a continuing mix shift towards a higher proportion of international revenues which typically have lower gross margins than revenues from North America; (iii) delays in revenue recognition in Oncology Systems associated with new products and international shipments, with approximately $5 million and $19 million increases in total company deferred revenues from the second quarter of fiscal year 2006 and third quarter of fiscal year 2005, respectively, and (iv) share-based compensation expense of $1.4 million and $3.6 million recorded in the third quarter and first nine months of fiscal year 2006, respectively.

X-ray Products gross margin was essentially flat in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005.  Gains in gross margin resulting from increased sales of our higher gross margin digital image detectors was offset by lower gross margin for X-ray tube products due primarily to lower X-ray tube product sales and increased share-based compensation expense of $0.4 million recorded in the third quarter of fiscal year 2006.  During the first nine months of fiscal year 2006, X-ray Products gross margin increased 0.6 percentage point from the first nine months of fiscal year 2005 due primarily to higher gross margin contributed by the increasing sales volume of our digital image detectors. This increase in gross margin was partially offset by lower gross margin for X-ray tube products and increased share-based compensation expense of $1.0 million recorded in the first nine months of fiscal year 2006.

Research and Development

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 30, 2006	July 1, 2005	Percent Change	June 30, 2006	July 1, 2005	Percent Change
Research and development	$25.5	$21.9	16%	$72.7	$60.5	20%
As a percentage of total revenues	6%	6%		6%	6%

Our research and development expenses have remained in line with our revenue growth.  The $3.6 million increase in research and development expenses for the third quarter compared to the same period in fiscal year 2005 was attributable to net increases of $2.5 million in Oncology Systems, $0.6 million in the “Other” category and $0.5 million in X-ray Products.  The increase in Oncology Systems was attributable primarily to: (a) increased employee headcount, materials costs and consulting expenses totaling $1.7 million and (b) increased share-based compensation expense of $0.5 million recorded in the third quarter of fiscal year 2006. The increase in X-ray Products was due to: (a) expenses totaling $0.3 million for new research projects related to both X-ray tubes and digital image detectors and (b) share-based compensation expense of $0.2 million recorded in the third quarter of fiscal year 2006.

The $12.2 million increase in research and development expenses for the first nine months of fiscal year 2006 compared to the same period in fiscal year 2005 was attributable to net increases of $7.4 million in Oncology Systems, $3.0 million in X-ray Products and $1.8 million in the “Other” category.  The increase in Oncology Systems was attributable primarily to: (a) increased employee headcount, materials costs and consulting expenses totaling $7.8 million and (b) increased share-based compensation expense of $1.5 million recorded in the first nine months of fiscal year 2006. These increases were partially offset by favorable foreign currency impact of $1.3 million.  The increase in X-ray Products was due to: (a) expenses totaling $2.5 million for new research projects related to both X-ray tubes and digital image detectors and (b) share-based compensation expense of $0.5 million recorded in the first nine months of fiscal year 2006.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 30, 2006	July 1, 2005	Percent Change	June 30, 2006	July 1, 2005	Percent Change
Selling, general and administrative	$64.5	$54.7	18%	$187.8	$151.5	24%
As a percentage of total revenues	16%	16%		16%	15%

Our selling, general and administrative expenses have remained in line with our revenue growth, despite the share-based compensation expense we recorded in the third quarter and first nine months of fiscal year 2006 in connection with our adoption of SFAS 123(R) in fiscal year 2006. The $9.8 million increase in selling, general and administrative expenses for the third quarter of fiscal year 2006 compared to the same period in fiscal year 2005 was primarily attributable to: (a) increased share-based compensation expense of $7.5 million recorded in the third quarter of fiscal year 2006 and (b) increased employee-related expenses of $4.6 million resulting from an increase in employee headcount and other associated costs in Oncology Systems and corporate headquarters to support our growing business activities. These increases were partially offset by gain on balance sheet hedging of $2.1 million.

The $36.3 million increase in selling, general and administrative expenses for the first nine months of fiscal year 2006 compared to the same period in fiscal year 2005 was primarily attributable to: (a) increased share-based compensation expense of $22.3 million recorded in the first nine months of fiscal year 2006, (b) increased employee-related expenses of $14.2 million resulting from an increase in employee headcount and other associated costs in Oncology Systems and corporate headquarters to support our growing business activities and (c) increased professional fees of $3.3 million. These increases were partially offset by (i) gain on balance sheet hedging of $2.5 million, (ii) favorable foreign currency impact of $2.1 million and (iii) decreased bad debt expense of $1.5 million.  We did not have share-based compensation expense related to stock options and employee stock purchases under SFAS 123(R) during the third quarter and nine months of fiscal year 2005.

Interest Income, Net

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 30, 2006	July 1, 2005	Percent Change	June 30, 2006	July 1, 2005	Percent Change
Interest income, net	$2.6	$1.1	139%	$6.8	$2.2	211%

The increase in interest income, net in the third quarter and first nine months of fiscal year 2006 compared to the same periods of fiscal year 2005 was primarily attributable to the increase in interest rates.

Taxes on Earnings

	Three Months Ended			Nine Months Ended
	June 30, 2006	July 1, 2005	Change	June 30, 2006	July 1, 2005	Change
Effective tax rate	13%	33%	(20)%	26%	33%	(7)%

The decrease in the effective tax rates for the third quarter and first nine months of fiscal year 2006 compared to the year ago periods was primarily due to tax benefits related to our decision to repatriate foreign earnings under the American Jobs

Creation of 2004 (the “Jobs Creation Act”) and the reduction of reserves for potential tax contingencies as a result of the lapse of the statute of limitations in certain domestic jurisdictions and, to a lesser extent, due to a geographic mix shift of earnings towards countries where we have lower tax rates, which resulted in about one percentage point decrease.

The Jobs Creation Act introduced a special one-time dividends received deduction on the repatriation of foreign earnings.  During the third quarter of fiscal year 2006, we decided to repatriate approximately $120 million in foreign earnings pursuant to the Jobs Creation Act.  We had previously recorded a deferred tax liability of approximately $16 million for taxes for the eventual repatriation of a portion of our foreign earnings.  Under the Jobs Creation Act, our tax liability for repatriation of the approximately $120 million in foreign earnings is expected to be $6 million.  Therefore, we recorded a net tax benefit of approximately $10 million.  This benefit is an estimate based on our analysis and we expect to repatriate the approximately $120 million during the fourth quarter of fiscal year 2006.

In addition, a tax benefit of approximately $3 million recorded in the third quarter of fiscal year 2006 was related to the reduction of reserves for potential tax contingencies as a result of the lapse of the statute of limitations in certain domestic jurisdictions. Our future effective tax rate could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof.

Net Earnings Per Diluted Share

	Three Months Ended			Nine Months Ended
	June 30, 2006	July 1, 2005	Percent Change	June 30, 2006	July 1, 2005	Percent Change
Net earnings per diluted share	$0.49	$0.37	32%	$1.20	$1.05	14%

Net earnings per diluted share increased for the third quarter and first nine months of fiscal year 2006 over the same periods of fiscal year 2005  by $0.12 and $0.15, respectively, including the one-time tax benefit of $0.08 per diluted share related to our decision to repatriate foreign earnings under the Jobs Creation Act and a  tax benefit of $0.02 per diluted share from the release of reserves for potential tax contingencies related to the lapse of the statute of limitations in certain domestic jurisdictions.  These increases were substantially offset by increases in expenses attributable to share-based compensation for the third quarter and first nine months of fiscal year 2006 of $0.05 and $0.15 per diluted share, respectively, in connection with our adoption of SFAS 123(R).

Net Orders

Total Net Orders (by segment and region)

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 30, 2006	July 1, 2005	Percent Change	June 30, 2006	July 1, 2005	Percent Change
Oncology Systems:
North America	$188.2	$165.6	14%	$561.4	$482.7	16%
Total International	185.7	158.9	17%	503.9	455.5	11%

Total Oncology Systems	$373.9	$324.5	15%	$1,065.3	$938.2	14%

X-ray Products:
North America	$29.1	$15.6	87%	$78.8	$56.3	40%
Total International	31.4	28.5	10%	95.1	91.5	4%

Total X-ray Products	$60.5	$44.1	37%	$173.9	$147.8	18%

Other:	$8.9	$4.8	85%	$35.2	$16.7	111%

Total Net Orders:	$443.3	$373.4	19%	$1,274.4	$1,102.7	16%

The increase in net orders for the third quarter and first nine months of fiscal year 2006 from the same periods of fiscal year 2005 was primarily due to the increase in Oncology Systems net orders.  During the third quarter and first nine months of fiscal year 2006, international Oncology Systems net orders increased by 17% and 11%, respectively, over the same periods of fiscal year 2005 due primarily to growth in both Asia and Europe with continuing demand for our products for IMRT in these underserved markets.  We are also beginning to see, to a limited extent, demand for our new accessory products that enable IGRT (including our OBI) as these international regions begin the initial stages of adoption of IGRT.  In the third quarter and first nine months of fiscal year 2006, excluding the effect of foreign currency impact, international Oncology Systems net orders grew 19% and 16%, respectively, from the same periods of fiscal year 2005.  During the third quarter and first nine months of fiscal year 2006, North American Oncology Systems net orders increased 14% and 16%, respectively.  The growth in North American net orders primarily reflected increased demand for our new accessory products that enable IGRT (including our OBI) and for the Trilogy linear accelerators.

For the trailing twelve months ended June 30, 2006, Oncology Systems net orders increased by 14%, including a 14% increase for North America and a 15% increase for international regions.  By comparison, the trailing twelve-month Oncology Systems net orders growth rate as of March 31, 2006 was 15%, including a 12% increase for North America and a 19% increase for international regions.  The trailing twelve-month Oncology Systems net orders growth rate as of December 31, 2005 was 17%, including an 8% increase for North America and a 30% increase for international regions.  We believe this is consistent with the historical pattern of offsetting cycle of higher and lower growth between the international and North American regions that we are continuing to experience. We continue to believe that Oncology Systems business segment can sustain global long-term growth of 10% to 15% a year due to fundamental market factors for growth in the radiation therapy market that we believe have remained unchanged.  In any given period, however, orders growth in either North America or international regions, or both, could be outside of this range.  The actual timing of sales and revenue recognition will vary significantly based on the delivery requirements of individual orders and the readiness of individual customer sites for installation of our products and are usually shorter for some types of orders, such as upgrades (i.e., the addition of new features or accessories to existing equipment).  Thus, orders in any quarter or period are not necessarily directly correlated to the level of sales or revenues in any particular future quarter or period.  Moreover, as the overall mix of net orders includes a greater proportion of software products and newly introduced Oncology Systems products, which typically have longer time from order to completion of installation, and a greater proportion of our overall Oncology Systems business coming from international regions, which typically have a longer period from shipment to revenue recognition, the average time period within which orders convert into sales could lengthen and our deferred revenues may increase and margins may fall.

X-ray Products have a relatively short turn around time from net orders to shipments.  For the third quarter of fiscal year 2006, X-ray Products net orders increased significantly from the third quarter of fiscal year 2005 due to continuing robust demand for our digital image detectors, although our X-ray tube orders were flat for the third quarter.  For the first nine months of fiscal year 2006, X-ray Products net orders increased from the first nine months of fiscal year 2005 due to continuing robust demand for our digital image detectors and demand for our X-ray tube products.  After years of investment in digital image technology, our digital image product line is becoming a significant contributor to our X-ray Products business segment.

Net orders in the “Other” category, comprised of GTC and SIP, increased in the third quarter and first nine months of fiscal year 2006 compared to the same periods in fiscal year 2005 primarily due to a substantial increase in orders from two key OEMs for our Linatron X-ray accelerators for cargo screening and border protection in North America and Europe.  While we are optimistic about the long-term potential of our SIP business and encouraged by the increased interest in our products, use of this technology in security cargo screening and border protection is in its early stages and governmental agencies have provided limited public information about plans for adopting such technologies.  Orders for our SIP products may be unpredictable as governmental agencies may place larger orders with our OEM customers in a short time period and then may not place any orders for a long time period thereafter.  The actual timing of sales and revenue recognition will vary significantly as it is difficult to predict our customer delivery and acceptance schedules.  Thus, orders in any quarter or period are not necessarily directly correlated to the level of sales or revenues in any particular future quarter or period.

Backlog

At June 30, 2006, we had a backlog of $1.3 billion, an increase of 22% compared to July 1, 2005.

Outlook

Total Revenues:  We continue to believe that total revenues for fiscal year 2006 should increase by about 14% over the total for fiscal year 2005.  Very preliminary estimates for fiscal year 2007 indicate that total revenues should increase in the low-double digits over the total for fiscal year 2006.

Net Earnings Per Diluted Share: Excluding the impact of share-based compensation expense and the one-time repatriation tax benefit in the third quarter and with expected gross margin for fiscal year 2006 to be down by about one percentage point, growth in net earnings per diluted share over the comparable fiscal year 2005 period should be in the range of 18% to 19% for fiscal year 2006.  Net earnings per diluted share for fiscal year 2007 should grow at a mid-teens rate over the total for fiscal year 2006 excluding the impact of share-based compensation and the one-time repatriation tax benefit.  We expect that the annual impact of share-based compensation expense will be in the range of $0.19 to $0.22 per diluted share for both fiscal years 2006 and 2007.

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

Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and cash equivalents and marketable securities:

(In millions)	June 30, 2006	September 30, 2005	Increase/ (Decrease)
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$325	$243	$82
Marketable securities	46	139	(93)
Total	$371	$382	$(11)

The $11 million net decrease in cash, cash equivalents and marketable securities during the first nine months of fiscal year 2006 was primarily attributable to the use of cash to repurchase common stock of $199 million, capital expenditures of $28 million, equity investment in affiliate of $12 million, employee tax payments of $8 million against 162,288 withheld shares in connection with restricted performance share awards and restricted common stock vested, contributions of $4 million to the trust assets of our deferred compensation plan, which invests in corporate-owned life insurance contracts and repayments on bank borrowings of $3 million.  All of these decreases were significantly offset by $141 million cash generated from operating activities, $57 million of cash provided by the issuance of common stock related to employee stock option exercises and employee stock purchases and $46 million of cash provided by the excess tax benefits from share-based compensation.

At June 30, 2006, we had $371 million in cash, cash equivalents and marketable securities (approximately 74% of which was held in international jurisdictions and some of which could be subject to additional taxation if repatriated to the U.S.) compared to $382 million (approximately 52% of which was held in international jurisdictions) at September 30, 2005.  During the third quarter of fiscal year 2006, we decided to repatriate approximately $120 million in foreign earnings pursuant to the Jobs Creation Act.  We had previously recorded a deferred tax liability of approximately $16 million for taxes for the eventual repatriation of a portion of our foreign earnings.  Under the Jobs Creation Act, our tax liability for repatriation of the approximately $120 million in foreign earnings is expected to be $6 million.  Therefore, we recorded a net tax benefit of approximately $10 million.  We expect to repatriate the approximately $120 million during the fourth quarter of fiscal year 2006.

Cash Flows

	Nine Months Ended
(In millions)	June 30, 2006	July 1, 2005
Net cash flow provided by (used in):
Operating activities	$141	$159
Investing activities	49	50
Financing activities	(106)	(160)
Effects of exchange rate changes on cash and cash equivalents	(2)	(1)
Net increase in cash and cash equivalents	$82	$48

Our primary cash inflows and outflows for the first nine months of fiscal year 2006 as compared to the first nine months of fiscal year 2005 were as follows:

•                  We generated net cash from operating activities of $141 million during the first nine months of fiscal year 2006, compared to $159 million for the same period of fiscal year 2005.  In connection with our adoption of SFAS 123(R) in the first nine months of fiscal year 2006, we reported $46 million of excess tax benefits from share-based compensation as cash provided by financing activities, which was previously reported as cash provided by operating activities in the first nine months of fiscal year 2005.  The $18 million decrease in net cash from operating activities during the first nine months of fiscal year 2006 compared to the same period of fiscal year 2005 was driven by a net change of approximately $49 million in operating assets and liabilities (working capital items), partially offset by an increase in net earnings of $17 million and a net increase in non-cash items of $14 million. The major contributors to the net change in working capital items in the first nine months of fiscal year 2006 were accounts receivable, inventories, accrued expenses and advance payments from customers.  Accounts receivable and inventories increased primarily due to the continuing shift to a higher proportion of international deliveries, which typically have a longer collection cycle than North America and longer period from shipment to cost recognition. The increase in inventories was also due to anticipated customer demands for both Oncology Systems and X-ray Products business segments.  Accrued expenses decreased primarily due to decreases in accrued income taxes.  The net decrease in accrued income taxes was due primarily to tax benefits from stock option exercises and tax payments, which were partially offset by an increase in income taxes on current earnings.  Advance payments increased due primarily to more down payments received as a result of increased orders from both North America and the international regions. The net increase in non-cash items for the first nine months ended fiscal year 2006 compared to the first nine months ended fiscal year 2005 was due principally to the $33 million increase in income tax benefits realized from stock options exercised and increased share-based compensation expense of $29 million, significantly offset by excess tax benefits from share-based compensation of $46 million and a change in deferred tax assets of $5 million.

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

•                  Investing activities provided $49 million of net cash for the first nine months of fiscal year 2006 compared to $50 million provided in the same period of fiscal year 2005.  Our net proceeds from maturities of marketable securities were $93 million during the first nine months of fiscal year 2006 compared to $98 million during the same period of fiscal year 2005.  Net cash used for the purchase of property, plant and equipment was $28 million for the first nine months of fiscal years 2006 compared to $27 million for the same period of fiscal year 2005.

•                  Financing activities used net cash of $106 million for the first nine months of fiscal year 2006, compared to net cash of $160 million used for the same period of fiscal year 2005. During the first nine months of fiscal year 2006, we used $199 million for the repurchase of common stock and $8 million (the value of withheld shares) for employees’ taxes due when restricted performance share awards and restricted common stock vested, which were partially offset by cash proceeds of $57 million received from employee stock option exercises and employee stock purchases and $46 million in excess tax benefits from share-based compensation.  During the first nine months of fiscal year 2005, we used $181 million for the repurchase of common stock, which was partially offset by $26 million in cash proceeds received from employee stock option exercises and employee stock purchases.

We expect our capital expenditures, which typically represent purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, to be approximately 3.4% of revenues in fiscal year 2006.

Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the U.S. and global economies. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents, cash to be generated from operations and our borrowing capability will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements through the next twelve months.  We currently anticipate that we will continue to utilize our strong liquidity and cash flows from operations to repurchase our common stock, make strategic acquisitions and investments, invest in the growth of our products, invest in systems and processes and invest in expansion of our training and manufacturing capacity.

Days Sales Outstanding

Trade accounts receivable days of sales outstanding, or DSO, were 91 at June 30, 2006, an increase of 9 days from July 1, 2005, but were in line with our expectations due to the significant shift to a higher proportion of international revenues, which typically have longer collection cycles.  Our accounts receivable and DSO could also be impacted by timing of product shipments, collections performance and payment terms.  Over the long-term, we expect our DSO to be around 80 days.

Stock Repurchase Program

On November 21, 2005, we announced that our Board of Directors had authorized the repurchase of up to 6,000,000 shares of our common stock through December 31, 2006 in addition to the 1,500,000 shares of common stock available for repurchase as of September 30, 2005 under the previously approved program.  During the first nine months of fiscal year 2006, we paid $198.5 million to repurchase 3,895,100 shares of our common stock, of which $74.7 million was paid to repurchase 1,500,000 shares of our common stock during the third quarter of fiscal year 2006.  All shares that have been repurchased have been retired.  As of June 30, 2006, 3,000,000 shares of our common stock remained available for repurchase under the new program.

Contractual Obligations

There has been no significant change to the contractual obligations we reported in our Annual Report on Form 10-K for fiscal year 2005, except that we entered into a commitment in March 2006 to invest approximately $37 million in dpiX Holding Company LLC for dpiX LLC to acquire and construct a manufacturing facility in Colorado (see Note 5, “Related Party Transactions” of the Notes to the Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q).  We have invested $12 million as of the end of the third quarter of fiscal year 2006 and expect to invest an additional $25 million over the next 12 months.  Total debt as a percentage of total capital decreased to 8.5% at June 30, 2006 compared to 9.9% at September 30, 2005. The ratio of current assets to current liabilities increased to 1.96 to 1.0 at June 30, 2006 from 1.87 to 1.0 at September 30, 2005.

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

From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. The U.S. Environmental Protection Agency, or EPA, or third parties have named us as a potentially responsible party, or PRP, under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, or CERCLA, at eight sites where we, as Varian Associates, Inc., are alleged to have shipped such wastes for recycling or disposal, and as a PRP we may have an obligation to reimburse the EPA or other third parties for cleanup costs at these sites.  In addition, we are overseeing environmental cleanup projects and, as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with our sale of our electron devices business during 1995 and the sale of our thin film systems business during 1997). Under the terms of the agreement governing the distribution of the shares, or the spin-offs, of Varian, Inc., or VI, and Varian Semiconductor Equipment Associates, Inc., or VSEA, by us in 1999, VI and VSEA are each obligated to indemnify us for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by us).

As described below, we have accrued a total of $16.0 million at June 30, 2006 to cover our liabilities for these cleanup projects:

•                  Various uncertainties make it difficult to estimate the likelihood or cost of certain third-party claims, project management costs and legal costs at all of the sites and facilities.  In addition, for these sites and one of these facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities. As of June 30, 2006, we nonetheless estimated that our future exposure (net of VI’s and VSEA’s indemnification obligations) for these cleanup costs, third-party claims, project management costs and legal costs ranged in the aggregate from $3.7 million to $7.1 million.  The time frame over which we expect to complete the cleanup projects varies, ranging up to approximately 30 years as of June 30, 2006.  We believe that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $3.7 million as of June 30, 2006.  The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

•                  We have gained sufficient knowledge to better estimate the scope and costs of future cleanup activities for all but one of these facilities based upon formal agreements with other parties defining our future liabilities or formal cleanup plans that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the facility. As of June 30, 2006, we estimated that the our future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs at these facilities, and reimbursements of third-party’s claims for these facilities, ranged in the aggregate from $10.2 million to $45.5 million. The time frame over which these cleanup projects are expected to be completed varies with each facility, ranging from approximately 10 years to approximately 30 years as of June 30, 2006.  As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $18.6 million at June 30, 2006.  We accordingly accrued $12.3 million, which represents our best estimate of the future costs of $18.6 million discounted at 4%, net of inflation.

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

We receive certain cash payments in the form of settlements and judgments from defendants, our insurers and other third parties from time to time. We have also reached an agreement with an insurance company under which the insurance company has agreed to pay a portion of our past and future environmental-related expenditures, and we therefore had included a $3.1 million receivable in “Other assets” at June 30, 2006. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has in the past paid the claims that we have made.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products.  The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is unlimited.  As of June 30, 2006, we have not incurred any costs since the spin-offs to defend lawsuits or settle claims related to these indemnification arrangements.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), which provides guidance under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), with respect to recording the potential impact of the repatriation provisions of the Jobs Creation Act on enterprises’ income tax expense and deferred tax liability.  The Jobs Creation Act was enacted on October 22, 2004.  FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109.  During the third quarter of fiscal year 2006, we decided to repatriate approximately $120 million in foreign earnings pursuant to the Jobs Creation Act.  We had previously recorded a deferred tax liability of approximately $16 million for taxes for the eventual repatriation of a portion of our foreign earnings.  Under the Jobs Creation Act, our tax liability for repatriation of the approximately $120 million in foreign earnings is expected to be $6 million.  Therefore, we recorded a net tax benefit of approximately $10 million.  We expect to repatriate the approximately $120 million during the fourth quarter of fiscal year 2006.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  This interpretation is effective for us in the first quarter of fiscal year 2008. We have not yet evaluated the impact of the adoption of this statement on our consolidated financial position, results of operations or cash flows.

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

We have significant transactions denominated in foreign currencies and address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and typically hedge most of these firmly committed foreign currency sales orders. These firmly committed foreign currency sales orders, excluding the amounts relating to the products made outside of the United States, are hedged with forward exchange contracts. All foreign currency denominated sales orders are valued in the backlog at the original exchange rates when they are recorded.  We enter into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts range from one to twelve months in original maturity. As of June 30, 2006, we did not have any forward exchange contracts with an original maturity greater than twelve months, but we may hedge beyond twelve months in the future.

We also hedge the balance sheet exposures from our various foreign subsidiaries and business units having U.S. dollar functional currencies.  We enter into monthly foreign currency forward exchange contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

The notional value of sold forward exchange contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding as of June 30, 2006 totaled $395.9 million. The notional value of purchased forward exchange contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding as of June 30, 2006 totaled $19.3 million.  The notional amounts of forward exchange contracts are not a measure of our exposure.  The fair value of forward exchange contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts.  A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.  Accordingly, we believe that our hedging strategy should yield no material net impact to our results of operations or cash flows.

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

The principal amount of cash, cash equivalents and marketable securities at June 30, 2006 totaled $371 million with a weighted average interest rate of 3.73% and an estimated average tax equivalent yield of 4.04%.  All of our marketable securities at June 30, 2006 were in municipal bonds. Our investment portfolio of marketable securities is primarily classified as held-to-maturity (with the exception of our auction rate securities which are classified as available-for-sale), and any gains or losses relating to changes in interest rates would occur in the unlikely event of liquidation of all or part of the investment portfolio. Our debt of $57.4 million at June 30, 2006 carried a weighted average fixed interest rate of 6.88% with principal payments due in various installments over an eight year period.

The estimated fair value of our cash and cash equivalents and marketable securities (74% of which was held in international jurisdictions at June 30, 2006 and could be subject to additional taxation if it was repatriated in the United States) approximated the principal amounts set forth above based on the maturities of these financial instruments.

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

(b)         Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our X-ray Products business segment sells products primarily to a limited number of original equipment manufacturer, or OEM, customers who incorporate our products into their diagnostic imaging systems.  Some of these companies also manufacture X-ray tubes or digital image detectors (also commonly referred to as flat panel detectors) for their own systems.  We, therefore, compete with these in-house X-ray tube and digital image detector manufacturing operations for business from their affiliated systems businesses.  To succeed, we must provide X-ray tube and digital image detector products that meet our customer demands for lower cost, better product quality and/or superior technology and performance.  If we are unable to continue to innovate our X-ray Products technology and anticipate our customers’ demands in the areas of cost, quality, technology and performance, then our revenues could fail to increase or could decrease as our customers purchase from their internal manufacturing operations or from other independent X-ray tube or digital image detector manufacturers.

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

•                  comply with internal quality assurance systems and processes timely and efficiently;

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

We cannot be sure that we will be able to successfully develop, manufacture and phase in new products, treatment systems or product enhancements.  The roll-out of new products, systems and product enhancements involves compliance with complex quality assurance processes, including the Quality System Regulation, or QSR, of the U.S. Food and Drug Administration, or the FDA.  Failure to complete these processes timely and efficiently could result in delayed introduction of new products, systems and product enhancements. Without the successful introduction of new products, systems and product enhancements, we may be unable to attract and retain customers, causing our revenues and operating results to suffer.  Additionally, if we fail to successfully manage the transition from old products to new products, systems and product enhancements, our customers may delay or cancel orders, which would adversely affect our revenues and operating results.

As we roll out new products, the installation times associated with those new products generally are longer than with well-established products.  Because recognition of a portion of the revenue associated with those new products is tied to installation and acceptance of the product, our recognition of revenue associated with those products may be deferred longer than expected.  While we have initiated plans to decrease the installation times associated with new products, we cannot assure you that these plans will be successful or have a meaningful impact on reducing the associated revenue recognition deferrals.  As a result, our revenues may be adversely impacted over a longer period of time, and our financial results, and in particular our gross margins, could be adversely affected.  Furthermore, while we anticipate that decreased installation times may allow more potential customers that have only one or two linear accelerators to upgrade and replace their existing linear accelerators with more advanced accelerators capable of IMRT and IGRT without significant downtime, our plans to decrease installation times may not be successful and, even they are successful, it is not certain that such potential customers will want to upgrade and replace their existing accelerators with new ones.

A HIGH PERCENTAGE OF OUR SALES ARE INTERNATIONAL, AND ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS COULD ADVERSELY AFFECT OUR SALES OR MAKE THEM LESS PREDICTABLE

We conduct business globally. Our international revenues accounted for approximately 50% and 46% of revenues during the third quarter of fiscal years 2006 and 2005, respectively. As a result, we must provide significant service and support on a worldwide basis, and we have sales and service offices located throughout Europe, Asia, Latin America and Australia. In addition, we have manufacturing and research operations in England, Germany, Switzerland, France and Finland.  We have invested substantial financial and management resources to develop an international infrastructure to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will be able to compete successfully in the international market or meet the service and support needs of such customers. Accordingly, our future results could be harmed by a variety of factors, including:

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

The markets for radiation therapy equipment and software are characterized by rapidly evolving technology, intense competition and pricing pressure. Many of the companies with which our Oncology Systems compete have greater financial, marketing and other resources than we have.  Also, we expect that the rapid technological changes occurring in our markets will lead to the entry of new competitors into our markets, as well as our encountering new competitors as we apply our technologies in new markets such as stereotactic radiosurgery for neurosurgical and extracranial treatments. Our ability to compete successfully depends in part on our ability to provide technologically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, together in a complete package of products and services, and to do so ahead of our competitors.  Our ability to compete in the radiation therapy market may be adversely affected when purchase decisions are based solely upon price since our products are generally sold on a total value to the customer basis.  This may occur if hospitals and clinics give purchasing decision authority to group purchasing organizations that focus solely on pricing as the primary determinant in making purchase decisions.  In our sales of linear accelerator products for radiotherapy and radiosurgery, we compete primarily with Siemens Medical Solutions, Elekta AB, Tomotherapy Incorporated and Accuray Incorporated.  We compete with a variety of companies, such as Elekta AB/IMPAC Medical Systems, Inc., Philips Medical Systems, Computerized Medical Systems, Inc., North American Scientific, Inc. and Nucletron B.V. in our software products, treatment simulation and verification products and accessories product lines.  We also have begun to encounter some competition from providers of hospital information systems. In respect of our BrachyTherapy business, our primary competitor is Nucletron B.V.  For the service and maintenance business for our products, we compete with independent service organizations and our customers’ internal service organizations.

The market for X-ray imaging components and subsystems is extremely competitive, with our competitors frequently having greater financial, marketing and other resources than we have. All of the major diagnostic imaging systems companies, which are the primary customers for our X-ray tubes and digital image detectors, also manufacture X-ray tubes and digital image detectors for use in their own products. We must compete with these in-house manufacturing operations that are naturally favored by their affiliated companies. As a result, we must have a competitive advantage in one or more significant areas, which may include lower product cost, better product quality or superior technology and performance. We sell a significant volume of our X-ray tube products to companies such as Toshiba Corporation, Hitachi Medical Corporation, Shimadzu Corporation, Philips Medical Systems and GE, all of which have in-house X-ray tube production capability. In addition, we compete against other stand-alone X-ray tube manufacturers such as Comet AG and IAE Industria Applicazioni Elettroniche Spa. These companies compete with us for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for X-ray tubes. The market for digital image detectors is also very competitive.  We incorporate our digital image detectors into our next generation equipment for IGRT within our Oncology Systems and also sell to a number of OEMs, which incorporate our digital image detectors into their medical diagnostic and industrial imaging systems.  Our significant customers include Toshiba Corporation, Imaging Sciences International Inc., Sound Technologies, Inc. and Hitachi Medical Corporation.  We primarily compete against GE, Trixell S.A.S., Canon, Inc. and Hologic, Inc. in our digital image detector product line.

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

Our Security and Inspection Products, or SIP, business designs, manufactures and sells Linatron X-ray accelerators for security and inspection purposes.  We generally sell our accelerators to OEMs who incorporate them into their inspection products, which are then sold to port authorities and other government agencies, as well as to commercial private parties.  We believe growth in this business will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes.  However, use of linear accelerator technology in security cargo screening and border protection is in its early stages.  Orders for our security and inspections products may be unpredictable and the actual timing of sales and revenue recognition will vary significantly as it is difficult to predict our OEM customer delivery and acceptance schedules.

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

The United States government has in the past, and may in the future, consider (and state and local, as well as a number of foreign governments, are considering or have adopted) healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both private and public reimbursement for healthcare services. These policies have included, and may in the future include, rationing of government-funded reimbursement for healthcare services and imposing price controls on medical products and services providers. Future significant changes in the healthcare systems in the United States or elsewhere, including those that may reduce reimbursement rates for our products or procedures using our products, could have a negative impact on the demand for our products and services and our business.  We are unable to predict what healthcare reform legislation or regulation, if any, will be enacted in the United States or elsewhere, whether other healthcare legislation or regulation affecting our business may be proposed or enacted in the future, or what effect any such legislation or regulation would have on our business.

In addition, sales of some of our products indirectly depend on whether adequate reimbursement is available to our customers for the treatment provided by those products from third-party healthcare payors, such as government healthcare insurance programs, including the Medicare and Medicaid programs, private insurance plans, health maintenance organizations and preferred provider organizations. Once Medicare has made a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually.  Private third-party payors often adopt Medicare reimbursement policies and payment amounts.  As a result, decisions by the Centers for Medicare and Medicaid Services, or CMS, to reimburse for a treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a treatment would likely extend to third-party payor reimbursement policies and amounts for that treatment.  While we believe reimbursement policies and amounts are a lesser factor in our customer purchasing decisions for radiotherapy products, a dramatic change in the availability and amount of such reimbursement for treatments using our products could influence our customers’ decisions.  If sharp cuts in overall reimbursement rates for radiotherapy, radiosurgery or brachytherapy occur, this could increase uncertainty and reduce demand for our products and have a material adverse effect on our revenues.

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

Because many of our operating expenses are based on anticipated capacity levels and a high percentage of such expenses are fixed for the short term, a small variation in the timing of revenue recognition can cause significant variations in operating results from quarter to quarter.  For example, in the third quarter of fiscal year 2006, we saw an almost three percentage point year-over-year decline in the gross margin for our Oncology Systems business, which decline principally resulted from (i)  higher ramp-up costs associated with the rapid growth of our OBI product; (ii) a continuing mix shift towards a higher proportion of international revenues which typically have lower gross margins than revenues from North America; (iii) delays in revenue recognition in Oncology Systems associated with new products and international shipments and (iv) share-based compensation expense recorded in the third quarter of fiscal year 2006.  If results fall below the expectation of securities analysts and investors, the trading price of our common stock would almost certainly decline.

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

On October 1, 2005, we adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including stock options and employee stock purchases related to the Employee Stock Purchase Plan and restricted stock based on fair values.  As a result, our operating results for the third quarter and first nine months of fiscal year 2006 contain, and our operating results for future periods will contain, a charge for share-based compensation related to stock options, employee stock purchases, restricted stock and deferred stock units.  In prior periods, the only share-based compensation expense we recognized was for restricted stock.

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

As a result of the adoption of SFAS 123(R), our earnings for the third quarter and first nine months of fiscal 2006 were lower than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

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

In light of the relatively low interest rates on short-term investments and in order to better utilize our strong cash position in a manner to better assist sales of our products, we offer longer or extended payment terms for qualified customers in some circumstances.  During the third quarter of fiscal year 2006, revenues earned from customer contracts with longer or extended payment terms amounted to approximately 2% of total Oncology Systems revenues.  While we qualify customers to whom we offer such longer or extended payment terms, there can be no assurance that the financial positions of such customers will not change adversely over the longer time period given for payment.  In such an event, we may experience an increase in payment defaults in our accounts receivable, which will affect our net earnings.  Also, such longer or extended payment terms will likely result in an increase in our DSO.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to the shares of common stock repurchased by us during the third quarter of fiscal year 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 - April 28, 2006	475,000	$54.42	475,000	4,025,000
April 29, 2006 - May 26, 2006	505,995	$49.27	505,995	3,519,005
May 27, 2006 - June 30, 2006	519,005	$46.09	519,005	3,000,000
Total	1,500,000	$49.80	1,500,000

On November 21, 2005, we announced that our Board of Directors had authorized the repurchase of up to 6,000,000 shares of our common stock through December 31, 2006.  We expect repurchases will be made in accordance with Rule 10b-18 and include a plan designed to satisfy the Rule 10b5-1 safe harbor.  Shares will be retired upon repurchase. As of June 30, 2006, 3,000,000 shares of our common stock remained available for repurchase.

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

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: August 8, 2006	By:	/s/ ELISHA W. FINNEY
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