Form 10-K
period 2006-09-29
VARIAN MEDICAL SYSTEMS INC
filed 2006-12-11
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

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

As of March 31, 2006, the last business day of Registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of Registrant’s Common Stock held by non-affiliates of Registrant (based upon the closing sale price of such shares on the New York Stock Exchange on March 31, 2006) was approximately $7,369,047,036. Shares of Registrant’s common stock held by the Registrant’s executive officers and directors and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At December 1, 2006, the number of shares of the Registrant’s common stock outstanding was 129,081,663.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders—Part III of this Form 10-K

VARIAN MEDICAL SYSTEMS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“we,” “our” or “the Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed under “Risk Factors,” and from time to time in our other filings with the Securities and Exchange Commission, or SEC. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as intensity modulated radiation therapy, image guided radiation therapy, stereotactic radiosurgery, brachytherapy, software, treatment techniques, and advanced X-ray products; growth drivers; future orders, revenues, backlog or earnings growth; other financial results and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential,” “are emerging” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

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

Overview

We are a world leader in the design, manufacture, sales and services of advanced equipment and software products for treating cancer with radiation. We also design, manufacture, sell and service high quality, cost-effective X-ray tubes for original equipment manufacturers, or OEMs; replacement X-ray tubes; flat panel digital image detectors for filmless X-rays (commonly referred to as flat panel detectors or digital image detectors) for medical, dental, veterinary, scientific and industrial applications; and linear accelerators for security and inspection purpose.

Our largest business segment is Oncology Systems, which designs, manufactures, sells and services hardware and software products for treating cancer with radiation, including linear accelerators, treatment simulation and verification products, information management and treatment planning software, advanced brachytherapy products and software and other sophisticated accessory products and services. Our products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy treatments and offer the advanced treatment processes of intensity modulated radiation therapy, or IMRT, image guided radiation therapy, or IGRT, stereotactic radiosurgery and stereotactic radiotherapy, as well as treat patients using brachytherapy techniques, which involve radiation treatment of tumors with implanted radioactive sources. Our customers include comprehensive cancer treatment clinics, university research and community hospitals, private and governmental institutions, healthcare agencies, doctors’ offices and cancer care clinics worldwide.

Our second business segment is X-ray Products, which manufactures and sells X-ray imaging components and subsystems, namely (i) X-ray tubes for use in a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, mammography, special procedures and industrial applications and (ii) flat panel detectors for digital X-ray image capture, which is an alternative to image intensifier tubes for fluoroscopy and X-ray film for radiography. Our X-ray tubes and flat panel detectors are sold to large imaging system OEMs that incorporate these X-ray imaging components and subsystems into their medical diagnostic imaging systems and industrial imaging systems. Our X-ray tubes are also sold directly to end-users for replacement purposes. Our flat panel detectors are also being incorporated into next generation imaging equipment, including equipment for IGRT and for dental CT scanning and veterinary X-ray imaging.

We have two other businesses that we report together under the “Other” category. Our Security and Inspection Products business, or SIP, designs, manufactures, sells and services Linatron® X-ray accelerators for security and inspection purposes, such as cargo screening, border protection and nondestructive examination for a variety of applications. We generally sell our Linatron X-ray accelerators to OEMs, who incorporate our accelerators into their inspection systems, which are then sold to customs agencies and other government and military agencies, as well as to commercial private parties in the casting, power, aerospace, chemical, petro-chemical and automotive industries. Our Ginzton Technology Center, or GTC, develops technologies that enhance our current businesses or may lead to new business areas, including next generation digital X-ray imaging technology, volumetric and functional imaging, improved X-ray sources and technology for security and cargo screening applications. In addition, we are developing technologies and products that promise to improve disease management by more precise targeting of radiation, as well as by employing targeted energy and molecular agents to enhance the effectiveness and broaden the application of radiation therapy.

During the first quarter of fiscal year 2006, we separated SIP from the Oncology Systems business segment to be a standalone business and reported SIP with GTC under the “Other” category. Concurrently, we moved the Brachytherapy business unit from the “Other” category to the Oncology Systems business segment. Both of these moves reflect how our Chief Executive Officer, the Chief Operating Decision Maker, has begun to evaluate the BrachyTherapy operations in conjunction with the Oncology Systems business due to the natural synergies in the area of radiation therapy oncology and the growth of the SIP into its own distinct market and business.

Our business is subject to various risks and uncertainties. You should carefully consider the factors described in “Risk Factors” in conjunction with the description of our business set forth below and the other information included in this Annual Report on Form 10-K.

Radiation Therapy and the Cancer-Care Market

Radiation therapy, which is also referred to as radiotherapy, is commonly used in the treatment of cancer, either alone or in combination with surgery or chemotherapy. An important advantage of radiation therapy is that the radiation acts with some selectivity on cancer cells. When a cell absorbs radiation, the radiation affects the cell’s genetic structure and inhibits its replication, leading to its gradual death. Cancerous cells must replicate in order to cause disease; therefore the radiation they absorb can disproportionately damage them. Currently, the most common type of radiotherapy uses X-rays delivered by external beams, also sometimes referred to as external beam radiotherapy, and is administered using linear accelerators. Linear accelerators are conventionally used for multiple, or fractionated, treatments of a tumor in up to 50 radiation sessions.

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

IGRT is the most advanced radiation therapy technology that complements IMRT to further enhance radiation therapy treatments. While IMRT helps doctors shape and conform the radiation beam to that of the tumor, IGRT goes to the next step of allowing doctors to accommodate for tumor movement and avoid more healthy tissue that otherwise would be irradiated when a tumor moves or shrinks. This enables the delivery of higher doses of radiation to tumors in a more effective manner, while sparing more of the surrounding healthy tissue. IGRT brings technologies that compensate for daily changes and movements in tumors and enables dynamic, real-time visualization and precise treatment of small, moving and changing tumors with greater intensity and accuracy. With this greater precision offered by IGRT, clinics and hospitals are potentially able to improve outcomes by concentrating even higher doses of radiation at the tumors. We are seeing customers accept IGRT as the next significant enhancement in curative radiation therapy and demand for our products for IGRT is one of the main contributors to net orders and revenue growth in our Oncology Systems business segment.

Stereotactic radiosurgery (also referred to as image-guided radiosurgery) is an advanced radiation treatment procedure that employs linear accelerators and IGRT technology to eradicate cancerous, non-cancerous and functional lesions anywhere in the body, by delivering a few very precisely placed, high dose beams of radiation.

As an alternative to the external beam radiation therapy methods described above, brachytherapy treatments involve the insertion of radioactive seeds, wires or ribbons directly into a tumor or into a body cavity close to the cancerous area. These modalities, unlike external beam radiation therapy, do not require the radiation to pass through surrounding healthy tissue in order to reach the tumor and the doctor can give a higher total dose of radiation in a shorter time. Brachytherapy often is used for cancers of the head and neck, breast, uterus, thyroid, cervix and prostate.

The radiation oncology market is growing globally and a number of factors are contributing to this expansion. Annual cancer rates around the world are projected to increase by 50% to 15 million new cases in the year 2020, as indicated by the World Cancer Report issued by the International Agency for Research on Cancer in the World Health Organization. According to the World Cancer Report, the predicted sharp increase in new cases will mainly be due to steadily aging populations in both developed and developing countries and also due to current trends in smoking prevalence and the growing adoption of unhealthy life styles. For example, the U.S. Census Report indicates that the population over 65 years of age in the United States is expected to increase by 41% to 48 million in 2015 from 34 million in 2000. The U.S. chart data from the National Cancer Institute’s Surveillance, Epidemiology, and End Results program also indicates that the number of cases diagnosed annually could double in the United States to 2.6 million by 2050.

The rise in cancer cases, together with the increase in sophistication of new treatment processes, have created demand for more automated products that can be integrated into clinically practical systems to make treatments more rapid and cost effective. Technology advances leading to improvements in patient care, the availability of more advanced, automated and efficient clinical tools in radiation therapy and the advent of more precise forms of radiotherapy treatment, such as IMRT, IGRT, stereotactic radiotherapy, stereotactic radiosurgery and brachytherapy, should drive the demand for our products and services, in particular those of our Oncology Systems segment, as patients seek more effective treatments. In general, we have experienced historical cycles where the North American region tends to adopt the newest technologies at a faster rate, with adoption by the international regions tending to lag two to three years.

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

Products

Oncology Systems

Our Oncology Systems business segment designs, manufactures, sells and services equipment and software products for radiation treatment of cancer. We are a leading provider of advanced products such as linear accelerators, treatment simulators and verification products, information management and treatment planning software and other sophisticated accessory products and services for conventional radiation therapy, IMRT, IGRT, stereotactic radiosurgery and stereotactic radiotherapy.

The radiotherapy process typically consists of examining the patient, planning the therapeutic approach, simulating and verifying the treatment plan, delivering treatment, verifying that the treatments are being delivered correctly, providing quality assurance for all the devices involved in the treatment process, recording the history and results of treatment and obtaining reimbursement for the radiotherapy services provided. We provide products that help perform most of these tasks. Our focus, however, is addressing the key concerns of the market for advanced cancer care systems, including the continuing demand for enhanced capabilities and quality of radiation therapy treatments and improved efficiency, precision, cost-effectiveness and ease of delivery of these treatments. A core element of our business strategy is to provide our customers with highly versatile, clinically proven products that can be configured and integrated into automated systems that combine greater precision and greater cost effectiveness. We have designed our individual products so that they can be interconnected into automated systems that enhance the entire process of treating a patient. By allowing for interconnection into automated systems, our products and technology are also more cost-effective, since doctors are able to schedule and treat more patients within a set time period. Our products and accessories for IMRT and IGRT allow clinicians to very precisely track and treat tumors using shaped beams, thereby targeting the tumor as closely as possible and allowing the delivery of higher doses of radiation to the tumor, while limiting exposure of nearby healthy tissue. With our treatment planning, verification and information management software products, treatment plans, patient treatment data and images are recorded and stored in a single database shared by each of our products, which enables effective communication among products. Additionally, the precision and versatility of our products and technology makes possible the use of radiation therapy to treat metastatic lesions, thereby allowing for multiple medical specialties—radiation oncology, neurosurgery, imaging and medical oncology—to share equipment, resources and information in a more cost-effective manner.

Linear accelerators are the core device for delivering conventional radiation therapy, IMRT and IGRT treatment procedures and we produce versions of these devices to suit various facility requirements and treatment needs. Our Clinac® medical linear accelerators are used to treat cancer by producing therapeutic electrons and X-ray beams that target tumors and other abnormalities in a patient. The

Clinac iX series is the latest in this product line and these accelerators are designed to facilitate more streamlined and advanced treatment processes including IMRT and IGRT. We also produce the Trilogy™ linear accelerator, designed to be a very versatile, cost-effective, ultra-precise radiotherapy treatment product with a faster dose delivery rate and smaller isocenter. Trilogy was developed with IGRT and stereotactic radiotherapy in mind, but is also capable of delivering conventional, 3D conformal radiotherapy and IMRT. Trilogy has the precision necessary to deliver stereotactic radiosurgery for neurosurgical treatments.

We also manufacture and market accessory products to the linear accelerator that enhance the capabilities and efficiency of the linear accelerator in delivering radiotherapy treatments and allow for delivery of advanced treatments such as IMRT, IGRT and stereotactic radiosurgery. Our Millennium™ series of multi-leaf collimators are accessory devices that are used with a linear accelerator to define the size, shape and intensity of the radiation beams generated by the linear accelerator. PortalVision™, our electronic portal-imager, is used to verify a patient’s treatment position, which is critical for accurate delivery of radiotherapy treatments. We also offer an innovative real-time patient position monitoring product, the RPM™ respiratory gating system, which allows the linear accelerator to be synchronized with patient breathing to help compensate for tumor motion during the course of treatment. Our accessory products designed specifically for enabling IGRT include our On-Board Imager product, or OBI, which allows dynamic, real-time imaging of tumors while on the treatment couch, and the cone-beam computerized tomography for OBI, or CBCT. CBCT allows patient positioning based on soft-tissue anatomy. Using sophisticated image analysis tools, CBCT allows comparison of the CBCT scan with a reference CT scan to determine how the treatment couch should be moved to fine-tune the patient’s treatment setup. Therefore, to deliver the most advanced forms of IGRT or stereotactic radiosurgery, a Clinac iX or Trilogy accelerator would typically also have an OBI, PortalVision and other IGRT-related hardware and software as accessories. We also have in our product portfolio the SonArray ultrasound imaging device for patient positioning and stereotactic treatment planning software for use in developing treatment plans for stereotactic radiosurgery.

Our software products enhance and enable the delivery of advanced radiation therapy treatments, from the initial treatment planning and plan quality assurance verification to the post-treatment recording of treatment and image data and storing of patient information. Prior to any treatment, particularly IMRT, IGRT and stereotactic radiosurgery, physicians must plan the course of radiation delivery for the patient. To assist physicians with developing these treatment delivery plans, we offer a range of treatment planning products. Our Eclipse™ treatment planning system provides doctors with 3D image viewing, treatment simulation, radiation dosage calculation and verification and other tools for generating treatment delivery plans for the patient. The Eclipse software utilizes a sophisticated technique known as inverse planning to enable the physicians to rapidly develop optimal treatment plans based on a desired radiation dose outcome to the tumor and surrounding tissue. Our Argus™ line of software products allows the management of quality control data for radiation therapy products. Finally, our ARIA™Oncology Information Management System, or ARIA, is the latest information management software system, which integrates the features of our previous products, VARiS®Vision™ and VARiS MedOncology, as well as additional enhancements, into a new and more comprehensive real-time information management system and database that enables users to operate filmless and paperless cancer clinics. ARIA records and verifies radiotherapy treatment procedures carried out on the linear accelerator, performs patient charting and manages patient information and patient image data. ARIA also records and stores patient data relating to chemotherapy treatment procedures, which may be prescribed by a physician in addition to radiation therapy. Therefore, clinics have the ability to manage treatment and patient information across radiation oncology and medical oncology procedures.

Our treatment simulators enable physicians to simulate radiation therapy treatments prior to treatment delivery. In addition to PortalVision, our portal-imaging product, we also manufacture and sell Acuity™, a simulator which uses advanced amorphous silicon imaging technology and which has been designed to facilitate IMRT treatments both by integrating simulation more closely with treatment planning and by helping physicians deal better with tumor motions caused by breathing. In 2005, we launched the Dynamic Adaptive Radiotherapy initiative, or DART, to promote better combined usage of imaging and planning in the delivery of radiation therapy in order to adjust for patient motion, breathing, and anatomical and physiological changes that occur during the course of therapy. Features of our products that allow for cost-efficient decision support as well as data collection and analysis for the development of more broadly shared treatment standards will be a key component in our DART initiative. Therefore, our products for IGRT with the capabilities offered by ARIA will be a cornerstone of DART. We expect that the guiding principles of DART will lead to a continuing string of product enhancements that improve the outcomes, standards, and cost effectiveness of cancer care and, therefore, contribute to continuing growth for the Oncology Systems business.

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

During the first quarter of fiscal year 2006, we moved the Brachytherapy business unit from the “Other” category to the Oncology Systems business segment. Brachytherapy designs, manufactures, sells and services advanced brachytherapy products, including treatment planning software, high dose rate products, the VariSource™ and GammaMed™ afterloaders, the BrachyVision™ treatment planning system, applicators and accessories. BrachyTherapy also develops and markets the VariSeed™ treatment planning system for permanent prostate seed implants.

Revenues from our Oncology Systems business segment represented 84% of total revenues for each of fiscal years 2006, 2005 and 2004. Our Oncology Systems business segment revenues also include service revenues. See “—Customer Services and Support.” For a discussion of Oncology Systems business segment financial information, see Note 14 “Segment Information” of the Notes to the Consolidated Financial Statements.

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

We manufacture X-ray tubes for four primary medical diagnostic radiology applications: CT scanners; radiographic/fluoroscopic imaging; special procedures; and mammography. We also offer a large line of industrial X-ray tubes, which consist of analytical X-ray tubes used for X-ray fluorescence and diffraction, as well as tubes used for non-destructive imaging and gauging and airport baggage inspection systems.

Our flat panel detectors, which are based on amorphous silicon imaging technologies, have found broad application as an alternative to image intensifier tubes or X-ray film. These flat panel detectors are being incorporated into next generation medical diagnostic and industrial imaging systems and also serve as a key component of our OBI, which helps enable IGRT. They are also being incorporated into dental CT scanning and veterinary X-ray imaging systems. We expect that imaging equipment based on amorphous silicon technologies may be more stable and reliable, have fewer adjustments and suffer less degradation over time than image intensifier tubes, and will be more cost effective over time than X-ray film. Sales of flat panel detectors are emerging as a key contributor to revenue growth in this segment.

The fundamental growth driver of this business segment is the on-going success of key OEMs that incorporate our X-ray tube products and flat panel detectors into their medical diagnostic, dental, veterinary and industrial imaging systems. Revenues from the X-ray Products business segment represented 14%, 14% and 13% of total revenues in fiscal years 2006, 2005 and 2004, respectively. For a discussion of the X-ray Products business segment financial information, see Note 14, “Segment Information” of the Notes to the Consolidated Financial Statements.

Other

We also manufacture, sell and service, through our SIP business, Linatron® X-ray accelerators for security and inspection purposes, such as cargo screening, border protection and nondestructive examination for a variety of applications. SIP has also developed a new type of dual energy accelerator, the Linatron K9, which can aid in automatically detecting and alerting operators when high-density nuclear materials associated with dirty bombs or weapons of mass destruction are present during cargo screening and non-intrusive inspection of cargo containers. We generally sell our Linatron X-ray accelerators to OEMs who incorporate them into their inspection systems, which are then sold to customs agencies and other government agencies, as well as to commercial private parties for nondestructive examination of objects, such as air and sea cargo containers and all types of transport vehicles in the casting, power, aerospace, chemical, petro-chemical and automotive industries, as well as government and military inspection applications. The primary use of our SIP products delivered during fiscal year 2006 has been in overseas ports and borders where they are used to screen for contraband, weapons, stowaways, narcotics and explosives as well as for manifest verification. Our products and technology can also be employed for use in the sterilization of food and medical products. We believe growth in this business will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes. As a result, this business is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection and customs revenue activities, which depend upon government budgets and appropriations and are subject to political changes.

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

SIP and GTC report their results from operations as part of the “Other” category. Combined revenues from these operations represented 2%, 2% and 3% of total revenues in fiscal years 2006, 2005 and 2004, respectively. For a discussion of segment financial information, see Note 14 “Segment Information” of the Notes to the Consolidated Financial Statements.

Customer Services and Support

We maintain service centers in Milpitas, California; Las Vegas, Nevada; Des Plaines, Illinois; Clark, New Jersey; Marietta, Georgia; Richardson, Texas; Corona, California; Mechanicsburg, Pennsylvania; Buc, France; Crawley, UK; Zug, Switzerland; Copenhagen, Denmark; Brussels, Belgium; Houten, The Netherlands; Madrid, Spain; Milan, Italy; Manama, Bahrain; Mumbai, India; Tokyo and Osaka, Japan; Beijing, Shanghai and Hong Kong, China; Kuala Lumpur, Malaysia; Singapore; Bangkok, Thailand;

Belrose, Australia; and Sao Paulo, Brazil; as well as field service forces throughout the world for Oncology Systems customer support services. Key logistics and education operations are located in Las Vegas, Nevada. Our network of service engineers and customer support specialists provide installation, warranty, repair, training and support services, and professional services. We generate service revenues by providing services to customers on a time-and-materials basis and through comprehensive service contracts and software support contracts. Most of the field service engineers are our employees, but in a few foreign countries, field services are provided by employees of dealers and/or agents. Customers can access our extensive service network by calling any of our service centers located throughout North America, Europe, Asia, Australia and Latin America.

We warrant most of our Oncology Systems products for parts and labor for twelve months. We offer a variety of post-warranty equipment service agreements and software support agreements that permit customers to contract for the level of equipment maintenance and/or software support they require.

We believe customer service and support are an integral part of our Oncology Systems competitive strategy. Service contract gross margin has improved in fiscal year 2006. Growth drivers for our service revenues include the increased sophistication of our products (particularly software products, which generate software maintenance contracts) and growth in the installed base of our products. We also believe superior service capability, availability and responsiveness play an important role in marketing and selling medical equipment and systems, particularly as the technological sophistication of the products increases. Nevertheless, many of our customers use their own internal service organizations and/or independent service organizations to service equipment after the warranty period expires. Therefore, we cannot guarantee full conversion to maintenance or service contracts after the warranty period expires.

We warrant all of our X-ray tubes and flat panel detector products in our X-ray Products business segment. We provide technical advice and consultation for X-ray tubes and imaging subsystems products to major OEM customers from our offices in Salt Lake City, Utah; Charleston, South Carolina; Tokyo, Japan; and Willich, Germany. Our applications specialists and engineers make recommendations to meet the customer’s technical requirements within the customer’s budgetary constraints. We often develop specifications for a unique product, which will be designed and manufactured to meet a specific customer’s requirements. We also maintain a technical customer support group in Charleston, South Carolina to meet the technical support requirements of independent tube installers that use our X-ray tube products.

Marketing and Sales

We maintain direct sales forces in North America, Europe, Australia and major parts of Asia and Latin America. For our Oncology Systems segment, we use our direct sales forces to make all of our North American sales and a combination of direct sales forces and independent distributors for the international regions. Our X-ray Products segment also employs a combination of direct sales force and independent distributors for sales in all of its regions. Our SIP business employs a direct sales force for its sales to OEMs, governments and commercial private parties. We did not have a single customer in fiscal years 2006, 2005 and 2004 that represented 10% or more of our total revenues.

We sell our Oncology Systems products primarily to comprehensive cancer treatment clinics, university research and community hospitals, private and governmental institutions, healthcare agencies, doctors’ offices and cancer care clinics worldwide. As a result of on-going technological development, these clinics, hospitals, institutes, agencies and doctors’ offices replace equipment and upgrade treatment capability. Sales cycles for our external beam radiation therapy products typically can be quite lengthy since many of our products are considered capital equipment and are affected by budgeting cycles of hospitals, clinics, institutes, agencies and doctors’ offices, which frequently fix capital budgets one or more years in advance. Also, as newly introduced products and international revenues comprise a greater portion of our orders and shipments, the average time period within which orders convert into revenues could lengthen and our deferred revenues may increase and margins may fall.

Reimbursement rates in the United States usually support a return on investment for the purchase of a new system with IMRT and IGRT capabilities in less than 18 months. However, we believe that reimbursements for existing and new treatment processes play a relatively minor role in the market for new external beam radiotherapy equipment and that the prospect of better clinical outcomes continues to be a primary growth driver for new equipment purchases. International reimbursement rates for radiation therapy tend to be low in national health systems, yet international markets continue to invest in better treatment capability, albeit often after it has been proven in the North American region or in other leading research centers worldwide.

Total Oncology Systems revenues, including service revenues were $1.3 billion, $1.2 billion and $1.0 billion for fiscal years 2006, 2005 and 2004, respectively. We divide our market segments for Oncology Systems revenues into North America, Europe, Asia and rest of the world, and these regions constituted 53%, 30%, 11% and 6%, respectively of Oncology Systems revenues during fiscal year 2006; 56%, 30%, 10% and 4%, respectively, of Oncology Systems revenues during fiscal year 2005 and 60%, 27%, 9% and 4%, respectively, of Oncology Systems revenues during fiscal year 2004.

Our X-ray Products segment sells a high proportion of its products, including X-ray tube products and flat panel detectors, to a limited number of OEMs that incorporate our products into their imaging systems. We expect that revenues from relatively few customers will continue to account for a high percentage of X-ray Products revenues in the foreseeable future. We supply X-ray tube products and flat panel detectors to OEMs such as Toshiba Corporation, Hitachi Medical Corporation, Shimadzu Corporation, Philips Medical Systems, GE, Sound Technologies, Inc. and Imaging Sciences International, Inc. These OEMs for our X-ray tube products and flat panel detectors represented 69%, 68% and 73% of our total X-ray Products segment revenues during fiscal years 2006, 2005 and 2004, respectively, with the remaining revenues coming from a large number of small OEMs and independent services companies. Total revenues for our X-ray Products segment were $228 million, $195 million and $165 million for fiscal years 2006, 2005 and 2004, respectively. We divide our market segments for X-ray Products revenues by region into North America, Europe, Asia and rest of the world, and these regions constituted 38%, 13%, 46% and 3%, respectively, of X-ray Products revenues during fiscal year 2006; 38%, 14%, 45% and 3%, respectively, of X-ray Products revenues during fiscal year 2005 and 35%, 13%, 49% and 3%, respectively, of X-ray Products revenues during fiscal year 2004.

Competition

The markets for radiation therapy equipment and software are characterized by rapidly evolving technology, intense competition and pricing pressure. We compete with companies worldwide. Some of our competitors have greater financial, marketing and management resources than we do. These competitors could develop technologies and products that are more effective than those we currently use or produce or that could render our products obsolete or noncompetitive. Our smaller competitors could be acquired by companies with greater financial strength, which could enable them to compete more aggressively. Some of our suppliers or distributors could also be acquired by competitors, which could disrupt these supply or distribution arrangements and result in less predictable and reduced revenues. Furthermore, we believe that rapid technological changes occurring in our markets will lead to the entry of new competitors, as well as our encountering new competitors as we apply our technologies in new markets such as stereotactic radiosurgery for neurosurgical treatments. For example, we have directed substantial product development efforts into tighter interconnectivity of our products for more seamless operation within a system and into simplifying the usability through more intuitive user interfaces and greater software intelligence, while maintaining an “open systems” approach that allows customers the flexibility to “mix and match” individual products, incorporate products from other manufacturers, share information with other systems or products and use the equipment for offering various modalities of radiation therapy treatment methodologies. We anticipate that these efforts will increase adoption of IMRT and IGRT and will foster greater demand for our products from new customers and upgrades from existing customers. Conversely, one competitor is offering linear accelerator products that are “closed-ended,” dedicated-use systems that emphasize simplicity of use while sacrificing the ability for customers to customize the system to their individual needs, incorporate products from other manufacturers, share information with other systems or products, or use the equipment for differing modalities of radiation therapy treatment methodologies. If we have misjudged the importance to our customers of maintaining an “open systems” approach while enabling greater interconnectivity and simplicity-of-use or if we are unsuccessful in these efforts to enable greater interconnectivity and enhance simplicity-of-use efforts, our revenues could fail to increase or could decrease.

Our Oncology Systems customers’ equipment purchase considerations typically include: reliability, servicing, patient throughput, precision, price, payment terms, connectivity and clinical features. We sell our products on a total value to the customer basis. We believe we compete favorably with our competitors based upon our strategy of providing a complete package of products and services in the field of radiation oncology and our continued commitment to global distribution and customer service, value-added manufacturing, technological leadership and new product innovation. We strive to provide technologically superior, clinically proven products for substantially all aspects of radiation therapy that deliver more precise, cost-effective, high quality clinical outcomes that meet or exceed customer quality and service expectations. However, our ability to compete may be adversely affected when purchase decisions are based solely upon price, since our products are generally sold on a total value to the customer basis. This may occur if hospitals and clinics give purchasing decision authority to group purchasing organizations that focus solely on pricing as the primary determinant in making purchase decisions. Therefore, the impact of any such factors could have a negative effect on our pricing, sales, revenues, market share and gross margins and our ability to maintain or increase our operating margins.

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

The market for X-ray tubes is extremely competitive. Some of the major medical diagnostic imaging systems companies, which are the primary customers for our X-ray tubes, also manufacture X-ray tubes for use in their own imaging systems products. While we believe we are one of the leading independent suppliers of X-ray tubes, we must compete with these in-house X-ray tube manufacturing operations for business from their affiliated companies. As a result, we must have a competitive advantage in one or more significant areas, which may include lower product cost, better product quality or superior technology and performance. We sell a significant volume of our X-ray tubes to OEM companies such as Toshiba Corporation, Hitachi Medical Corporation, Shimadzu Corporation, Philips Medical Systems and GE, all of which have in-house X-ray tube production capability. In addition, we compete against other stand-alone, independent X-ray tube manufacturers such as Comet AG and IAE Industria Applicazioni Elettroniche Spa. These companies compete with us for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for X-ray tubes. The market for flat panel detectors is also very competitive. We incorporate our flat panel detectors into our next generation equipment for IGRT within our Oncology Systems and also sell to a number of OEMs, which incorporate our flat panel detectors into their medical diagnostic, dental, veterinary and industrial imaging systems. Our significant customers include Toshiba Corporation, Sound Technologies, Inc. and

Imaging Sciences International Inc. We primarily compete against GE, Trixell, Canon, Inc. and Hologic, Inc. in our flat panel detector product line.

Our SIP products are sold to OEMs, who incorporate our accelerators into their inspection systems, which are then sold to customs agencies and other government and military agencies, as well as to commercial private parties in the casting, power, aerospace, chemical, petro-chemical and automotive industries. We compete with other OEM suppliers in the market for security and inspection purposes primarily outside of the United States, and our major competitor in this market is Nuctech Company Limited. The market for our Security and Inspection products used for nondestructive testing in industrial application is very small and highly fractured. There is no single major competitor in this market.

Research and Development

Developing products, systems and services based on advanced technological concepts is essential to our ability to compete effectively in the marketplace. We maintain a product research and development and engineering staff responsible for product design and engineering. Research and development expenditures totaled $100 million, $82 million and $72 million in fiscal years 2006, 2005 and 2004 , respectively.

Our research and development are conducted both within the relevant product groups within the Oncology Systems and X-ray Products businesses and through GTC. GTC maintains technical competencies in X-ray technology, imaging physics and applications, algorithms and software, electronic design, materials science and biosciences to prove feasibility of new product concepts and to improve current products. Present research topics include new imaging concepts, image-based radiotherapy treatment planning and delivery, real time accommodation of moving targets, functional imaging and combined modality therapy, manufacturing process improvements, improved X-ray tubes and large-area, high resolution digital X-ray sensor arrays for cone-beam CT and other applications. GTC is also pursuing the potential of combining advances in directed energy and imaging technology with the latest breakthroughs in biotechnology by employing targeted energy to enhance the effectiveness of biological and chemical therapeutic agents. GTC is also investigating the use of X-ray and high energy accelerator, detector, and image processing technology for security applications. GTC accepts some sponsored research contracts from external agencies such as the U.S. government or private sources.

Within Oncology Systems, we conduct research to enhance the reliability and performance of existing products and to develop new products. This research is conducted primarily in the United States, Switzerland, Canada, England and Finland. In addition, we support selected research programs at selected hospitals and clinics. Current research areas within Oncology Systems include linear accelerator systems and accessories for medical applications, information systems, radiation therapy treatment planning software, image processing software, imaging devices, simulation, patient positioning and equipment diagnosis and maintenance tools. Much of the Oncology Systems research relates to our next generation linear accelerators, other technology such as IGRT, our Monte Carlo and dose calculation algorithms for our treatment planning software products and our new electronic health records within our information management software.

Within X-ray Products, we conduct research at our Salt Lake City facility that is primarily focused on developing and improving X-ray imaging component and subsystem products. Current research areas include bearing coating to improve X-ray tube life and reduce tube noise, and ceramic design to improve the high voltage stability of X-ray tubes. We are also working on X-ray tube designs which will operate at higher power loadings and at higher CT rotational speed to enhance the performance of next generation CT scanners. Research activity geared toward enhancing performance of our flat panel imaging technology and expanding our imager product portfolio is conducted primarily at our GTC facility in Mountain View, California.

Manufacturing and Supplies

We manufacture our medical linear accelerators in Palo Alto, California and are currently building a facility in Beijing, China. Our treatment simulator systems, some accelerator subsystems and the OBI are manufactured in Crawley, England and some of our other accessory products in Holliston, Massachusetts, Baden, Switzerland, Helsinki, Finland, Toulouse, France and Winnipeg, Canada. We manufacture our high dose rate brachytherapy systems in Crawley, England and Haan, Germany and our brachytherapy treatment planning products in Charlottesville, Virginia. Our SIP linear accelerators and certain radiographic products are manufactured in Las Vegas, Nevada. We manufacture our X-ray imaging component and subsystem products in Salt Lake City, Utah (where we recently completed expansion of our facilities for additional flat panel detector production); Charleston, South Carolina; and Willich, Germany. These facilities employ state-of-the-art manufacturing techniques and several have been honored by the press, governments and trade organizations for their commitment to quality improvement. They are certified by International Standards Organization, or ISO, under ISO 9001, ISO 13485, or ISO 9002.

Manufacturing processes at our various facilities include machining, fabrication, subassembly, system assembly and final testing. We have invested in various automated and semi-automated equipment for the fabrication and machining of the parts and assemblies that we incorporate into our products. We may, from time to time, invest further in such equipment. Our quality assurance program includes various quality control measures from inspection of raw material, purchased parts and assemblies through on-line inspection. We also get subassemblies from third-party suppliers and integrate them into a finished system. We outsource the manufacturing of many major subassemblies and perform system design, assembly and testing in-house. We believe outsourcing enables us to reduce fixed costs and capital expenditures, while also providing us with the flexibility to increase production capacity. We purchase material and components from various suppliers that are either standard products or customized to our specifications. We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier, such as the source wires for high-dose afterloaders, klystrons for linear accelerators, imaging panels, non-coated array sensors and coating for array sensors for the flat panels, specialized integrated circuits for imaging subassemblies, and some targets, housings and glass bulbs for X-ray tubes.

Backlog

Our backlog at the end of fiscal year 2006 was $1.4 billion, of which we expect to recognize approximately 60% to 65% into revenues in fiscal year 2007. Our backlog at the end of fiscal year 2005 was $1.2 billion, of which $692 million was recognized as revenues in fiscal year 2006. Our Oncology Systems backlog represented 93% and 94% of the total backlog at the end of fiscal years 2006 and 2005, respectively. We recognize orders for products that are scheduled to be shipped within two years. The majority of our orders for service contracts are also included in the backlog when it becomes billable. We also include in backlog the amount of deferred revenue related to products that have been delivered but have outstanding contractual obligations or related to acceptance. Semi-annually, we perform a review to determine that our backlog represents valid orders that will be converted to revenues within a reasonable period of time. The backlog review entails identifying aged backlog orders and confirming these orders with our internal sales organization. Aged orders which are not expected to be converted to revenues as a result of the backlog review are deemed dormant and are subtracted from the reported backlog. Deferred revenue includes (i) the amount equal to the greater of the fair value of the installation services for hardware products or the amount of the payment that is contractually linked to acceptance and (ii) for a small number of products, the entire sale price applicable to products shipped but for which installation and/or final acceptance have not been completed. As the overall mix of our backlog includes a greater proportion of software products and newly introduced Oncology Systems products, which typically have longer time from order to completion of installation, the average time period within which backlogs convert into revenues could lengthen. Orders may be revised or canceled, either according to their terms or as customers’ needs change; consequently, it is impossible to predict with certainty the amount of backlog that will result in revenues. In fiscal years 2006, 2005 and 2004, we reversed $41 million, $35 million and $43 million, respectively, of orders due to adjustments, revisions or cancellations. Our reported net orders included all backlog reversals.

Product Liability

Our business exposes us to potential product liability claims that are inherent in the manufacture and sale of medical devices and other products that deliver radiation. Because our products are involved in: the intentional delivery of radiation to the human body; other situations where people may come in contact with radiation (for example, when our SIP products are being used to scan cargo); the collection and storage of patient treatment data for medical purposes; the planning of radiation treatment and diagnostic imaging of the human; and the diagnosing of medical problems, the possibility for significant injury and/or death exists. As a result, we may face substantial liability to patients, our customers and others for damages resulting from any faulty, or allegedly faulty, design, manufacture, installation, servicing, support or the misuse of our products.

Government Regulation

U.S. Regulation

As a manufacturer and seller of medical devices and devices utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the U.S. Food and Drug Administration, or FDA, and state and local regulatory agencies, such as the State of California, to ensure such devices are safe and effective. Such regulations, which include the U.S. Food, Drug and Cosmetic Act, or the FDC Act, and regulations promulgated by the FDA, govern the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, possession, marketing, disposal, clinical investigations involving humans, sale and marketing of medical devices, post-market surveillance, repairs, replacements, recalls and other matters relating to medical devices, radiation producing devices and devices utilizing radioactive by-product material. State regulations are extensive and vary from state to state. Our Oncology Systems equipment and software constitute medical devices subject to these regulations. Our X-ray tube products and flat panel detectors produced by X-ray Products are also considered medical devices. Future products in any of our business segments may constitute medical devices and be subject to regulation as such. These laws require that manufacturers adhere to certain standards designed to ensure that the medical devices are safe and effective. Under the FDC Act, each medical device manufacturer must comply with requirements applicable to good manufacturing practices.

Our manufacturing operations for medical devices are required to comply with the FDA’s Quality System Regulation, or QSR, which addresses a company’s responsibility for quality systems, the requirements of good manufacturing practices and relate to product design, testing, and manufacturing quality assurance, and the maintenance of records and documentation. The QSR requires that each manufacturer establish a quality systems program by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for a manufacturer to be able to continue to market cleared or approved product offerings. Among other things, these regulations require that manufacturers establish performance requirements before production. The FDA makes announced and unannounced inspections of medical device manufacturers and may issue reports, known as Form FDA 483 reports (listing instances where the manufacturer has failed to comply with applicable regulations and/or procedures), or Warning Letters which, if not adequately responded to, could lead to enforcement actions against the manufacturer, including fines and total shutdown of production facilities and criminal prosecution. Inspections usually occur every two years. Our last inspection occurred in March 2006.

The FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, an existing medical device obtain either 510(k) pre-market notification clearance or an approved pre-market approval application, or PMA, before the manufacturer may take orders and distribute the product in the United States. The 510(k) clearance process is applicable when the new product being developed is substantially equivalent to an existing commercially available product. The process of obtaining 510(k) clearance generally takes at least one to three months from the date the application is filed and generally requires submitting supporting design data, which can be extensive and can extend the process for a considerable period of time beyond three months. After a product receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, packaging, or manufacturing process may require a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with the manufacturer’s decision, it may retroactively require the manufacturer to submit a request for 510(k) pre-market notification clearance and can require the manufacturer to cease marketing and/or recall the product until 510(k) clearance is obtained. If we cannot establish that a proposed product is substantially equivalent to a legally marketed device, we must seek pre-market approval through a PMA application. Under the PMA process, the applicant must generally conduct at least one clinical protocol and submit extensive supporting data and clinical information in the PMA application to prove the safety and effectiveness of the product. This process typically takes at least one to two years from the date the pre-market approval is accepted for filing, but can take longer for the FDA to review. To date, we have produced Class 1 medical devices, which require no pre-market approvals or clearances, and Class 2 medical devices, which require only 510(k) clearance. Our X-ray tubes and flat panel detectors are Class 1 medical devices, while all of the products produced by our Oncology Systems segment are Class 2 medical devices.

The FDA and the Federal Trade Commission, or FTC, also regulate the promotion and advertising of our products. In general, we may not promote or advertise our products for uses not within the scope of our clearances or approvals or make unsupported safety and effectiveness claims.

It is also important that our products comply with electrical safety and environmental standards, such as those of Underwriters Laboratories, or UL, the Canadian Standards Association, or CSA, and the International Electrotechnical Commission, or IEC. In addition, the manufacture and distribution of medical devices utilizing radioactive by-product material requires a specific radioactive material license. Manufacture and distribution of these radioactive sources and devices also must be in accordance with an approved Nuclear Regulatory Commission, or NRC certificate, or an Agreement State registration certificate. Further, service of these products must be in accordance with a specific radioactive materials license. We are also subject to a variety of additional environmental laws regulating our manufacturing operations and the handling, storage, transport and disposal of hazardous materials, and which impose liability for the cleanup of any contamination from these materials. For a further discussion of these laws and regulations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

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

The laws and regulations and their enforcement are constantly undergoing change, and we cannot predict what effect, if any, changes to these laws and regulations may have on our business. In addition, new laws and regulations may be adopted, which adversely affect our business. There has been a trend in recent years, both in the United States and internationally, toward more stringent regulation and enforcement of requirements applicable to medical device manufacturers and requirements regarding protection and confidentiality of personal data.

Medicare and Medicaid Reimbursement

The U.S. federal government regulates reimbursement for diagnostic examinations and therapeutic procedures furnished to Medicare beneficiaries, including related physician services and capital equipment acquisition costs. For example, Medicare reimbursement for operating costs for radiation treatment performed on hospital inpatients generally is set under the Medicare prospective payment system, or PPS, diagnosis-related group, or DRG, regulations. Under PPS, Medicare pays hospitals a fixed amount for services provided to an inpatient based on his or her DRG, rather than reimbursing for the actual costs incurred by the hospital. Patients are assigned to a DRG based on their principal and secondary diagnoses, procedures performed during the hospital stay, age, gender and discharge status. Medicare also reimburses pursuant to PPS for capital costs which incorporates an add-on to the DRG-based payment. Hospital outpatient services are also covered by PPS. Under the outpatient PPS system, Medicare reimburses outpatient services according to rates calculated by Medicare for groups of covered services known as “ambulatory payment classification,” or APC, groups. Approximately 15 APC groups involve radiation oncology services. The reimbursement for each APC group is derived from a complicated calculation that incorporates historical cost information, including capital acquisition costs. For physicians, Medicare reimburses all physicians based on two separate practice expense values for each physician service, one for when a service is furnished in a facility setting and another for when the service is performed in a physician’s office. Typically, for a service that could be provided in either setting, the practice expense value would be higher when the service is performed in a physician’s office, as it would cover a physician’s costs such as equipment, supplies and overhead.

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

Reimbursement for services rendered to Medicaid beneficiaries is determined pursuant to each state’s Medicaid plan, which is established by state law and regulations, subject to requirements of federal law and regulations. The Balanced Budget Act of 1997 revised the Medicaid program to allow each state more control over coverage and payment issues. In addition, the Centers for Medicare and Medicaid Services, or CMS, has granted many states waivers to allow for greater control of the Medicaid program at the state level. The impact on our business of this greater state control on Medicaid payment for diagnostic services remains uncertain.

CMS has published a modest increase in Medicare and Medicaid reimbursement rates for radiotherapy procedures, such as daily treatments, planning, positioning of patients and quality assurance that will go into effect in U.S. hospitals on January 1, 2007. Based upon an analysis by American Medical Accounting & Consulting, Inc., or AMAC, we do not expect these changes to have a material impact on our Oncology Systems business segment in the United States.

From calendar year 2006 to 2007, overall radiotherapy reimbursement rates will rise by an average of 3% for hospitals and will fall by about 6% for free standing clinics and physicians’ offices according to AMAC data. Included in the CMS rates are codes to reimburse IGRT procedures using radiographic, fluoroscopic or computed tomography CT X-ray images for the purpose of properly positioning patients to ensure accurate delivery of radiation doses. At the announced reimbursement levels, the return on investment in the purchase of an OBI accessory for medical linear accelerators could occur within 12 to 18 months. We do not expect reimbursement rates to have a material impact on customers’ decisions whether or not to purchase products for IGRT.

The sale of medical devices including radiotherapy products, the referral of patients for diagnostic examinations and treatments utilizing such devices, and the submission of claims to third-party payors (including Medicare and Medicaid) seeking reimbursement for such services, are subject to various federal and state laws pertaining to healthcare “fraud and abuse.” These laws include physician self-referral prohibitions, anti-kickback laws and false claims laws. Subject to enumerated exceptions, the federal physician self-referral law, also known as Stark II, prohibits a physician from referring Medicare or Medicaid patients to an entity with which the physician (or a family member) has a financial relationship, if the referral is for a “designated health service,” which is defined explicitly to include radiology and radiation therapy services. Anti-kickback laws make it illegal to solicit, induce, offer, receive or pay any remuneration in exchange for the referral of business, including the purchase of medical devices from a particular manufacturer or the referral of patients to a particular supplier of diagnostic services utilizing such devices. False claims laws prohibit anyone from knowingly and willfully presenting, or causing to be presented, claims for payment to third-party payors (including Medicare and Medicaid) that are false or fraudulent, for services not provided as claimed, or for medically unnecessary services. The Office of the Inspector General prosecutes violations of fraud and abuse laws and any violation may result in criminal and/or civil sanctions including, in some instances, imprisonment and exclusion from participation in federal healthcare programs such as Medicare and Medicaid.

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

The European Union, or EU, implemented a medical device directive that requires us to affix the Conformité Européene, or CE, mark to our products in order to sell the products in member countries of the EU. The CE mark is an international symbol of adherence to certain essential principles of safety and effectiveness mandated in applicable European medical device directives, which once affixed, enables a product to be sold in member countries of the EU. The CE mark is also recognized in many countries outside the EU, such as Australia, and can assist in the clearance process. In order to receive permission to affix the CE mark to our products, we must obtain Quality System certification, e.g. ISO 13485, and must otherwise have a quality management system that complies with the EU medical device directives. The ISO promulgates standards for certification of quality assurance operations. We are certified as complying with the ISO 9001 and ISO 13485 series of standards. Several Asian countries, including Japan and China, have adopted regulatory schemes that are comparable, and in some cases more stringent, than the EU scheme. To import medical devices into Japan, the requirements of Japan’s New Medical Device Regulation must be met and a “shonin,” the approval to sell medical products in Japan, must be obtained. Similarly in China, a registration certification issued by the State Food and Drug Administration and a China Compulsory Certification, or CCC mark, are required to sell medical devices in that country. Obtaining such certifications on our products can be time-consuming and can cause us to delay marketing or sales of certain products in such countries.

A number of countries, including the members of the EU, have implemented or are implementing regulations that would require manufacturers to dispose, or bear some of the costs of disposal, of their products at the end of their useful lives, and to restrict the use of some hazardous substances in certain products sold in those countries. For a further discussion of these regulations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Contingencies.” Also, many countries where we sell our products have legislation protecting the confidentiality of personal information and the circumstances under which such information may be released for inclusion in our databases, or released to third parties.

Patent and Other Proprietary Rights

We place considerable importance on obtaining and maintaining patent, copyright and trade secret protection for significant new technologies, products and processes, because of the length of time and expense associated with bringing new products through the development process and to the marketplace.

We generally rely upon a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our propriety rights in the developments, improvements and inventions that we have originated and which are incorporated in our products or that fall within our fields of interest. As of September 29, 2006, we owned 142 patents issued in the United States and 61 patents issued throughout the rest of the world and we have 292 patent applications on file with various patent agencies worldwide. We intend to file additional patent applications as appropriate. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We also have agreements with third parties that provide for licensing of patented or proprietary technology, including royalty-bearing licenses and technology cross-licenses. We are licensed by the University of Michigan under patents relating to flat panel detectors.

Environmental Matters

For a discussion of environmental matters, see “Government Regulation—Foreign Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

Financial Information about Geographic Areas

We do business globally with manufacturing in the United States and in Europe, sales operations and customers throughout the world. Roughly half of our revenues are generated from our international regions. In addition to the potentially adverse impact of foreign regulations, see “Government Regulation—Foreign Regulation,” we also may be affected by other historical factors related to our international sales such as: lower average selling prices and profit margins; longer time periods from shipment to revenue recognition (which increases revenue recognition deferrals and time in backlog); and longer time periods from shipment to cash collection (which increases days sales outstanding, or DSO). So to the extent that the geographic distribution of our sales continues to shift more towards international regions, our overall revenues and margins may suffer. Also, there may be adverse consequences from fluctuations in foreign currency exchange rates, which may affect both the affordability and competitiveness of our products and our profit margins, because we sell our products internationally predominantly in local currencies, but our cost structure is weighted towards the U.S. dollar. We do engage in currency hedging strategies to offset the effect of currency exchange fluctuations, but the protection offered by such hedges are dependent upon the timing of transactions, forecast volatility, effectiveness of such hedges and the extent of currency fluctuation.

We are also exposed to other economic, political and other risks inherent in doing business globally. For an additional discussion of these risks, see “Risk Factors” in Item 1A.

For a discussion of financial information about geographic areas, see Note 14 “Segment Information” of the Notes to the Consolidated Financial Statements.

Employees

At September 29, 2006, we had approximately 3,900 full-time and part-time employees worldwide, 2,600 in the United States and 1,300 elsewhere. None of our employees based in the United States are unionized or subject to collective bargaining agreements. Employees based in some foreign countries may, from time to time, be subject to collective bargaining agreements. We currently consider our relations with our employees to be good.

Information Available to Investors

As soon as reasonably practicable after our filing or furnishing the information to the Securities and Exchange Commission, or SEC, we make the following available free of charge on our investor relations page of our website http://www.varian.com; our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K (including any amendments to those reports); and our proxy statements. Our Code of Business Ethics, Corporate Governance Guidelines and the charters of the Audit Committee, Compensation and Management Development Committee and Nominating and Corporate Governance Committee are also available on the investor relations page of our website. Additionally, we will provide copies of our reports, proxy statements, Code of Business Ethics, Corporate Governance Guidelines and committee charters, without charge, to any stockholder upon written request to the Corporate Secretary at our principal executive offices.

Executive Officers of the Registrant

The biographical summaries of our executive officers as of November 24, 2006 are as follows:

Name	Age	Position
Timothy E. Guertin	57	President and Chief Executive Officer
Dow R. Wilson	47	Executive Vice President and President, Oncology Systems
Elisha W. Finney	45	Senior Vice President, Finance and Chief Financial Officer
Tai-Yun Chen	54	Corporate Vice President, Corporate Controller
Robert H. Kluge	60	Corporate Vice President and President, X-Ray Products
John W. Kuo	43	Corporate Vice President, General Counsel and Corporate Secretary

Timothy E. Guertin became Chief Executive Officer in February 2006, having served as President since August 2005. Previously, he served as Chief Operating Officer from October 2004 to February 2006, and Executive Vice President from October 2002 to July 2005. He also served as President of Oncology Systems from 1992 to January 2005. He was Corporate Vice President from 1992 to 2002. Mr. Guertin has held various other positions in the medical systems business during his 31 years with the Company. Mr. Guertin holds a B.S. degree in electrical engineering and computer science from the University of California at Berkeley.

Dow R. Wilson was appointed Executive Vice President and President, Oncology Systems in August 2005. He served as Corporate Vice President and President, Oncology Systems from January 2005 to August 2005. Prior to joining the Company in January 2005, he was Chief Executive Officer of the Healthcare-Information Technologies business in General Electric Company, or GEC (a diversified technology and services company), from 2003 to 2005. Previously, he served as General Manager, Surgical, X-ray and Interventional Businesses and General Manager, Functional Imaging of the Healthcare-Information Technologies business from 2002 to 2003, and was General Manager, Computed Tomography of the Healthcare-Information Technologies business from 2000 to 2002. During the previous 15 years, Mr. Wilson held various management positions within GEC. Mr. Wilson holds a B.A. degree in English from Brigham Young University and an M.B.A. degree from Dartmouth’s Amos Tuck School of Business.

Elisha W. Finney was appointed Senior Vice President, in addition to being Chief Financial Officer, in January 2005. She was Corporate Vice President and Chief Financial Officer from April 1999 to January 2005. Ms. Finney has held various other positions during her 18 years with the Company including Treasurer. She holds a B.B.A. degree in risk management and insurance from the University of Georgia and an M.B.A. degree from Golden Gate University in San Francisco.

Tai-Yun Chen was appointed Corporate Vice President and Corporate Controller in August 2006. From February 2006 to August 2006, Ms. Chen served as the Company’s Operations Controller. From January 2002 to February 2006, Ms. Chen was the Company’s Assistant Corporate Controller, and from 2000 to January 2002 she was the Company’s Director of Corporate Accounting. Ms. Chen has served in various accounting manager positions throughout the Company during her 23 years with the Company. She holds a bachelor degree in economics from the National Chung Chi University in Taiwan and a master’s degree in managerial economics from the University of California at Santa Barbara.

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

John W. Kuo was appointed Corporate Vice President, General Counsel in July 2005 and Corporate Secretary in May 2005. Mr. Kuo joined the Company as Senior Corporate Counsel in March 2003 and became Associate General Counsel in March 2004. Prior to joining the Company, Mr. Kuo was General Counsel and Secretary at BroadVision, Inc. (an e-commerce software provider) in 2002 and held senior legal counsel positions at 3Com Corporation (a networking equipment provider) from 1997 to 2002. Mr. Kuo has been previously with the law firms of Gray Cary Ware & Freidenrich (now DLA Piper Rudnick Gray Cary) and Fulbright & Jaworski. Mr. Kuo holds a B.A. degree in biology and society from Cornell University and a J.D. degree from Boalt Hall School of Law at the University of California at Berkeley.

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

We believe that IMRT has become a well-accepted standard of treatment in the radiation oncology market; however, if future studies contradict current knowledge about IMRT or call into question the effectiveness of our products or show negative side effects or if other more effective technologies are introduced, our revenues could fail to increase or could decrease. Our success will depend upon the continued growth in awareness, acceptance and success of IMRT in general and acceptance of our products utilizing this technology in particular. However, as more institutions purchase IMRT-equipped linear accelerators or upgrade their existing accelerators with IMRT technology, the market for IMRT-related products may become saturated and we would face competition from newer technologies. We have seen and continue to expect that the rate of growth for IMRT-related equipment will be lower than what we have experienced previously, particularly in the North American market, as over 50% of our customer sites worldwide have the products and accessories necessary to perform the most advanced forms of IMRT. Our future success, therefore, will depend on our ability to accurately anticipate and capitalize on new customer demands through technological innovations and changes, including new technologies for treatment such as IGRT.

IGRT is the most advanced radiation therapy technology that complements IMRT to further enhance radiation therapy treatments, and we continue to invest in product development relating to IGRT treatment capabilities. We are seeing customers accept IGRT as the next significant enhancement in curative radiation therapy, and demand for of our products for IGRT is as one of the main contributors to net orders and revenues growth in our Oncology Systems business segment. Our future success will depend upon the wide-spread awareness, acceptance and adoption by the radiation oncology market of IGRT and our IGRT products as an evolutionary technology and methodology for radiotherapy treatment of cancers. IMRT drove high order and revenue growth in North America from 1999 to 2003. We believe hospitals and clinics are converting to this new clinical process as early IGRT sites demonstrate the efficiency and effectiveness of IGRT. If our assumptions regarding the future importance of IGRT are incorrect, if IGRT fails to be effective as a treatment methodology, or if IGRT fails to become widely accepted, our orders and revenues could fail to increase or could decrease.

As radiation oncology treatment becomes more complex, our customers are increasingly interested in the interconnectivity and simplicity of use of our various products for treating patients. For example, our linear accelerators, treatment simulators, treatment verification products and treatment planning and information management software products are highly sophisticated and require a high level of training and education in order to competently and safely use them. The complexity and training requirements are further increased by the products’ capability of operating together within integrated environments. We have directed substantial product development efforts into better interconnectivity of our products for more seamless operation within a system and into simplifying the usability through more intuitive user interfaces and greater software intelligence, while maintaining an “open systems” approach that allows customers the flexibility to “mix and match” individual products, incorporate products from other manufacturers, share information with other systems or products and use the equipment for offering various modalities of radiation therapy treatment methodologies. We anticipate that these efforts will increase the acceptance and adoption of IMRT and IGRT and will foster greater demand for our products from new customers and upgrades from existing customers. However, we face competition from “closed-ended” dedicated-use systems that emphasize simplicity of use while sacrificing the ability for customers to customize the system to their individual needs, incorporate products from other manufacturers, share information with other systems or products, or use the equipment for differing modalities of radiation therapy treatment methodologies. If we have misjudged the importance to our customers of maintaining an “open systems” approach while enabling greater integration and simplicity-of-use, or if we are unsuccessful in these efforts to enable greater integration and enhance simplicity-of-use efforts, our revenues could fail to increase or could decrease.

Our X-ray Products business segment sells products primarily to a limited number of OEM customers who incorporate our products into their diagnostic imaging systems. Some of these companies also manufacture X-ray tubes or flat panel detectors for their own systems. We, therefore, compete with these in-house X-ray tube and flat panel detector manufacturing operations for business from their affiliated systems businesses. To succeed, we must provide X-ray tube and flat panel detector products that meet our customer demands for lower cost, better product quality and/or superior technology and performance. If we are unable to continue to innovate our X-ray Products technology and anticipate our customers’ demands in the areas of cost, quality, technology and performance, then our revenues could fail to increase or could decrease as our customers purchase from their internal manufacturing operations or from other independent X-ray tube or flat panel detector manufacturers.

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

Our success depends upon the successful development, introduction and commercialization of new generations of products, treatment systems and enhancements to and/or simplification of existing products. Our Oncology Systems products are technologically complex and must keep pace with, among other things, new product introductions of our competitors. Our X-ray Products business segment must also continually innovate to develop products with lower cost, better product quality and superior technology and performance. Accordingly, many of our products require significant planning, design, development and testing at the technological, product and manufacturing process levels. These activities require significant capital commitments and investments on our part, which we may be unable to recover. In addition, a few of our research and development projects are funded by government contracts. Changes in government priorities and our ability to attract similar funding may affect our overall research effort and ultimately, our ability to develop successful new products and product enhancements.

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

Additionally, our ability to gain healthcare market acceptance and demand for our new Oncology Systems products and treatment procedures may be also affected by the budgeting cycles of hospitals and clinics for capital equipment purchases, which frequently fix budgets one or more years in advance. In addition, even if customers accept new products or product enhancements, the revenues from these products may not be sufficient to offset the significant costs associated with making them available to customers or we may have longer sales and ordering timeframes due to customer budgeting cycles.

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

As we roll out new products, the installation times associated with those new products generally are longer than with well-established products. Because recognition of a portion of the revenue associated with those new products is tied to installation and acceptance of the product, our recognition of revenue associated with those products may be deferred longer than expected. While we are working to decrease the installation times associated with new products, we cannot assure you that these plans will be successful or have a meaningful impact on reducing the associated revenue recognition deferrals. Furthermore, even if our plans to decrease installation times are successful, potential customers may not decide to upgrade their equipment. As a result, our revenues may be adversely impacted over a longer period of time, and our financial results, could be adversely affected.

ROUGHLY HALF OF OUR REVENUES ARE INTERNATIONAL, AND ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS COULD ADVERSELY AFFECT OUR SALES OR MAKE THEM LESS PREDICTABLE

We conduct business globally. Our international revenues accounted for approximately 49%, 47% and 44% of revenues during fiscal years 2006, 2005 and 2004, respectively. As a result, we must provide significant service and support on a worldwide basis, and we have sales and service offices located throughout Europe, Asia, Latin America and Australia. In addition, we have manufacturing and research operations in England, Germany, Switzerland, France and Finland, and are building a manufacturing facility in China. We have invested and will continue to invest substantial financial and management resources to develop an international infrastructure to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will be able to compete successfully in the international markets or meet the service and support needs of our customers there. Accordingly, our future results could be harmed by a variety of factors, including:

•	the difficulties in enforcing agreements and collecting receivables through many foreign country’s legal systems;

•	the longer payment cycles associated with many foreign customers;

•	the possibility that foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade;

•	the fact that international regions typically have a longer period from shipment to revenue recognition resulting in greater revenue recognition deferrals, higher backlog and a lower gross margin on our products;

•	our ability to obtain U.S. export licenses and other required export or import licenses or approvals;

•	failure to comply with U.S. export laws and requirements which may result in civil or criminal penalties and restrictions on our ability to export our products, particularly our industrial linear accelerator products;

•	changes in the political, regulatory, safety or economic conditions in a country or region; and

•	the possibility that it may be more difficult to protect our intellectual property in foreign countries.

Also, historically, our international sales have had lower average selling prices and gross margins. So, as the geographic distribution of our orders and sales shifts increasingly towards our international regions, our overall rate of orders growth (measured in U.S. dollars) could slow down and overall revenues and gross margins may be negatively affected.

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

In addition, long-term movements in foreign currency exchange rates could affect the competitiveness of our products. Even though sales of our products internationally occur predominantly in local currencies, our cost structure is weighted towards the U.S. dollar, and some of our competitors may have cost structures based in other currencies, so our overall margins and pricing competitiveness may be adversely affected. In fact, in the recent past, we have benefited from the relatively weak U.S. dollar that has made our pricing more competitive with our foreign competitors. This has been a contributor to our international order and revenue growth. Any significant strengthening of the U.S. dollar against other countries’ currencies may result in slower growth in our international orders and revenues, which then could negatively affect our overall financial performance and results. The relative weakness of the U.S. dollar against other currencies has been a subject of policy discussions within the U.S. government and among other countries’ governments. Changes in monetary or other policies will likely affect foreign currency exchange rates.

WE FACE SIGNIFICANT COSTS IN ORDER TO COMPLY WITH LAWS AND REGULATIONS APPLICABLE TO THE MANUFACTURE AND DISTRIBUTION OF OUR PRODUCTS, AND IF WE FAIL OR ARE DELAYED IN OBTAINING REGULATORY CLEARANCES OR APPROVALS OR FAIL TO COMPLY WITH APPLICABLE LAWS AND REGULATIONS, WE MAY BE UNABLE TO DISTRIBUTE OUR PRODUCTS OR MAY BE SUBJECT TO SIGNIFICANT PENALTIES

Our products and the products of OEMs that incorporate our products are subject to extensive and rigorous government regulation, both in the United States and in foreign countries. Compliance with these laws and regulations is expensive and time-consuming, and failure to comply with these laws and regulations could adversely affect our business.

In the United States, as a manufacturer and seller of medical devices and devices utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by the FDA and state and local regulatory agencies, such as the State of California, to ensure the devices are safe and effective. These regulations govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale and marketing of our products.

Unless an exception applies, the FDA requires that medical devices receive 510(k) pre-market clearance or pre-market approval before we, as a manufacturer of medical devices, can take orders for or sell those products in the United States. In addition, modifications or enhancements to these products that could significantly affect safety or effectiveness, or that constitute a major change in intended use, require further FDA clearance or approval. Obtaining FDA clearances or approvals is time-consuming, expensive and uncertain. We may fail to obtain the necessary clearances or approvals or may be unduly delayed in doing so. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products. If we were unable to obtain required FDA approval or clearance for a product, or were limited or unduly delayed in doing so, our business would suffer. In the past, our products have either been subject to 510(k) clearance or exempt from 510(k) clearance. The 510(k) clearance process is generally less time-consuming, expensive and uncertain than the premarket approval, or PMA, process. If we were required to use the PMA approval process for future products or product modifications, it could delay or prevent release of the proposed products or modifications, and could cause our business to suffer.

Our manufacturing operations are required to comply with the FDA’s QSR, which addresses the design, controls, methods, facilities and quality assurance used in manufacturing, assembly, packing, storing and installing medical devices. The FDA makes announced and unannounced inspections to determine compliance with the QSR and in connection with these inspections has issued and in the future may issue reports or written notices listing instances where we have failed to comply with applicable regulations and/or procedures or may issue Warning Letters citing failure to comply with applicable regulations or procedures. If a Warning Letter were issued, we would be required to take prompt corrective action to come into compliance. Failure to timely respond to a Warning Letter or notice of noncompliance and to come into compliance could result in the FDA bringing enforcement action against us, which could include the shutdown of our production facilities and criminal and civil fines. Additionally, if a Warning Letter were issued, customers could delay purchasing decisions or cancel orders, and we could face increased pressure from our competitors, who could use the Warning Letter against us in competitive sales situations, either of which could adversely affect our business and stock price.

The FDA also regulates the promotion and advertising for our products to ensure that the claims we make are consistent with our regulatory clearances, and that there is scientific data to substantiate the claims. If the FDA determines that any of our promotional claims are not permissible, we may be required to revise our promotional claims or may be subject to enforcement actions.

Our medical devices utilizing radioactive material are subject to the Nuclear Regulatory Commission, or NRC, clearance and approval requirements, and the manufacture and sale of these products are subject to extensive state regulation that varies from state to state. Our manufacture and distribution of medical devices utilizing radioactive material also requires us to obtain a number of licenses and certifications for these devices and materials. Service of these products must also be in accordance with a specific radioactive materials license. We are also subject to a variety of environmental laws regulating our manufacturing operations and the handling, storage, transport and disposal of hazardous materials, and which impose liability for the cleanup of any contamination from these materials.

As a participant in the healthcare industry, we are also subject to extensive laws and regulations protecting the privacy and integrity of patient medical information, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, “fraud and abuse” laws and regulations such as physician self-referral prohibitions, anti-kickback laws and false claims laws. We also must comply with numerous federal, state and local laws of more general applicability relating to such matters as safe working conditions, manufacturing practices and fire hazard control.

If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, it can result in a wide variety of actions, such as:

•	adverse publicity affecting both us and our customers;

•	increased pressures from our competitors;

•	investigations, notices of non-compliance or Warning Letters;

•	fines, injunctions, and civil penalties;

•	partial suspensions or total shutdown of production facilities, or the imposition of operating restrictions;

•	increased difficulty in obtaining required FDA clearances or approvals;

•	losses of clearances or approvals already granted, or the refusal of future requests for clearance or approval;

•	seizures or recalls of our products;

•	delays in purchasing decisions by customers;

•	the inability to sell our products; and

•	criminal prosecutions.

Government regulation also may cause considerable delay or even prevent the marketing and full commercialization of future products or services that we may develop, and/or may impose costly requirements on our business.

WE FACE SIGNIFICANT COSTS IN ORDER TO COMPLY WITH FOREIGN LAWS AND REGULATIONS APPLICABLE TO THE MANUFACTURE AND DISTRIBUTION OF OUR PRODUCTS.

Our operations and sales of our products outside the United States are subject to regulatory requirements that vary from country to country, and may differ significantly from those in the United States. In general, our products are regulated outside the United States as medical devices by foreign governmental agencies similar to the FDA. We are also subject to laws and regulations outside the United States applicable to manufacturers of radiation producing devices and products utilizing radioactive materials, and laws and regulations of general applicability relating to matters such as environmental protection, safe working conditions, manufacturing practices and other matters, in each case that are often comparable, if not more stringent, than regulation in the United States. Our sales of products in foreign countries are also subject to regulation of matters such as product standards, packaging requirements, labeling requirements, environmental and product recycling requirements, import restrictions, tariff regulations, duties and tax requirements. In some countries, we rely on our foreign distributors to assist us in complying with foreign regulatory requirements. We may be required to incur significant time and expense in obtaining and maintaining regulatory approvals. Delays in receipt of or failure to receive regulatory approvals, the loss of previously obtained approvals or failure to comply with existing or future regulatory requirements could restrict or prevent us from doing business in the applicable country or subject us to a variety of enforcement actions, which would adversely affect our business.

PRODUCT DEFECTS MAY RESULT IN MATERIAL PRODUCT LIABILITY OR PROFESSIONAL ERRORS AND OMISSIONS CLAIMS, INVESTIGATION BY REGULATORY AUTHORITIES OR PRODUCT RECALLS THAT COULD HARM FUTURE REVENUES AND REQUIRE US TO PAY MATERIAL UNINSURED CLAIMS

Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices and other devices that deliver radiation. Because our products are involved in the intentional delivery of radiation to the human body; other situations where people may come in contact with radiation (for example, when our SIP products are being used to scan cargo); the collection and storage of patient treatment data for medical purposes; the planning of radiation treatment and diagnostic imaging of the human body; and the diagnosing of medical problems, the possibility for significant injury and/or death exists. Our medical products are used as part of an overall process that takes place within our customers’ facilities and network systems, and under quality assurance, or QA, procedures established by the facility that ultimately result in the delivery of radiation to patients. As a result, we may face substantial liability to patients, our customers or others for damages resulting from the faulty or allegedly faulty design, manufacture, installation, servicing, support or the misuse of our products. We may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in our products, or the installation, servicing and support of our products. Additionally, errors or accidents in treatment may arise from the fact that our products operate in complex environments with products from other vendors, where interoperability or data sharing protocol may not be optimized. In any accident case, we could be subject to legal costs, adverse publicity and damage to our reputation, whether or not our products or services were a factor. Furthermore, adverse publicity regarding accidents or mistreatments involving radiation therapy could adversely impact our business by negatively affecting the reputation of radiation therapy in general, causing patients to question the efficacy of radiation therapy as a viable treatment for cancer and seek other modalities of treatment.

In addition, if a product we designed or manufactured were defective (whether due to design, labeling or manufacturing defects, improper use of the product or other reasons), we may be required to recall the product and notify regulatory authorities. Product recalls may also result in unexpected financial accruals under generally accepted accounting principles in the United States of America, or GAAP that may cause our quarterly results to fluctuate. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in our incurring substantial costs and management time, losing revenues and damaging our reputation, each of which would harm our business.

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

The markets for radiation therapy equipment and software are characterized by rapidly evolving technology, intense competition and pricing pressure. Many of the companies with which our Oncology Systems business compete have greater financial, marketing and other resources than we have. Also, we expect that the rapid technological changes occurring in our markets will lead to the entry of new competitors into our markets, as well as our encountering new competitors as we apply our technologies in new markets such as stereotactic radiosurgery for neurosurgical and extracranial treatments. Our ability to compete successfully depends, in part, on our ability to provide technologically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, together in a complete package of products and services, and to do so ahead of our competitors. Our ability to compete in the radiation therapy market may be adversely affected when purchase decisions are based solely upon price, because our products are generally sold on a total value to the customer basis. This may occur if hospitals and clinics give purchasing decision authority to group purchasing organizations that focus solely on pricing as the primary determinant in making purchase decisions. In our sales of linear accelerator products for radiotherapy and radiosurgery, we compete primarily with Siemens Medical Solutions, Elekta AB, Tomotherapy Incorporated and Accuray Incorporated. We compete with a variety of companies, such as Elekta AB, Philips Medical Systems, Computerized Medical Systems, Inc., North American Scientific, Inc., Nucletron B.V. and Siemens Medical Solutions in our software products, treatment simulation and verification products and accessories product lines. We also have begun to encounter some competition from providers of hospital information systems. In respect of our BrachyTherapy business, our primary competitor is Nucletron B.V. For the service and maintenance business for our products, we compete with independent service organizations and our customers’ internal service organizations.

The market for X-ray imaging components and subsystems is extremely competitive, with our competitors frequently having greater financial, marketing and other resources than we have. Some of the major diagnostic imaging systems companies, which are the primary OEMs for our X-ray tubes, also manufacture X-ray tubes for use in their own imaging systems products. We must compete with these in-house manufacturing operations that are naturally favored by their affiliated companies. As a result, we must have a competitive advantage in one or more significant areas, which may include lower product cost, better product quality or superior technology and performance. We sell a significant volume of our X-ray tubes to OEMs such as Toshiba Corporation, Hitachi Medical Corporation, Shimadzu Corporation, Philips Medical Systems and GE, all of which have in-house X-ray tube production capability. In addition, we compete against other stand-alone X-ray tube manufacturers such as Comet AG and IAE Industria Applicazioni Elettroniche Spa. These companies compete with us in both the OEM business and the independent servicing business for X-ray tubes. The market for flat panel detectors is also very competitive, and we primarily compete against GE, Trixell S.A.S., Canon, Inc. and Hologic, Inc. in our flat panel detector product line.

In our SIP business, we compete with other OEM suppliers in this market, primarily outside of the United States, and our major competitor in this market is Nuctech Company Limited. The market for our SIP products used for nondestructive testing in industrial application is very small and highly fractured. There is no single major competitor in this market.

In each of our business segments, existing competitors’ actions and new entrants may adversely affect our ability to compete. These competitors could develop technologies and products that are more effective than those we currently use or produce or that could render our products obsolete or noncompetitive. In addition, the timing of our competitors’ introduction of products into the market could affect the market acceptance and market share of our products. Some competitors offer specialized products that are or may be perceived by customers to provide a marketing advantage over our mainstream cancer treatment products. Also, some of our competitors may not be subject to or operate under the same standards, regulatory and/or other legal requirements that we do, and therefore, they could have a competitive advantage in developing, manufacturing and marketing products and services. Any inability to develop, gain regulatory approval for and supply commercial quantities of competitive products to the market as quickly and effectively as our competitors could limit market acceptance of our products and reduce our sales. In addition, some of our smaller competitors could be acquired by larger companies that have greater financial strength, which could enable them to compete more aggressively. Our competitors could also acquire some of our suppliers or distributors, which could disrupt these supply or distribution arrangements and result in less predictable and reduced revenues in our businesses. Any of these competitive factors could negatively affect our pricing, sales, revenues, market share and gross margins and our ability to maintain or increase our operating margins.

INTEROPERABILITY OF OUR PRODUCTS WITH ONE ANOTHER AND THEIR COMPATIBILITY WITH THIRD- PARTY PRODUCTS IS BECOMING INCREASINGLY IMPORTANT, AND IF WE ARE UNABLE TO MAKE OUR PRODUCTS INTEROPERATE WITH ONE ANOTHER OR COMPATIBLE WITH WIDELY USED THIRD-PARTY PRODUCTS, SALES OF OUR PRODUCTS COULD DECREASE

As radiation therapy becomes more and more complex, our customers are increasingly concerned about the interoperability and compatibility of the various products they use in providing treatment to patients. For example, our linear accelerators, treatment simulators, treatment verification products, treatment planning and information management software products are designed to interoperate with one another, and to be compatible with other widely used third-party radiation oncology products. Obtaining and maintaining this interoperability and compatibility is costly and time-consuming. When third parties modify the design or functionality of their products, it can require us to modify our products to ensure compatibility. Conversely, when we implement design improvements to our products, customers may be reluctant to adopt our new technology due to interoperability issues; for example, a clinic may be unwilling to implement new Varian technology because its third-party software network provider does not yet have a proper software interface available. In addition, our ability to obtain compatibility with third-party products can depend on the third parties’ providing us with adequate information regarding their products. In many cases, these third parties are our competitors and may time their product changes, and their sharing of relevant information with us, to place us at a competitive disadvantage.

Further, we could be required to obtain additional regulatory clearances for any modification of our products due to interoperability issues with the products of third parties. It is also possible that, despite our best efforts, we may be unable to make our products interoperable or compatible with widely used third-party products or may only be able to do so at a prohibitive expense, making our products less attractive or more costly to our customers.

WE MAY INCUR SUBSTANTIAL COSTS IN PROTECTING OUR INTELLECTUAL PROPERTY, AND IF WE ARE NOT ABLE TO DO SO, OUR COMPETITIVE POSITION WOULD BE HARMED

We file applications as appropriate for patents covering new products and manufacturing processes. We cannot be sure, however, that any of the following will be sufficiently broad to protect our technology position against competitors: our current patents; the claims allowed under our current patents; patents that will be issued from any of our pending or future patent applications; or patents for technologies licensed to us. Issued patents owned by, or licensed to, us may be challenged, invalidated or circumvented, or the rights granted under the patents may not provide us with competitive advantages. We could incur substantial costs and diversion of management resources if we have to assert our patent rights against others in litigation or other legal proceedings. An unfavorable outcome in any such litigation or proceeding could harm us. In addition, we may not be able to detect patent infringement by others or may lose our competitive position in the market before we are able to do so.

We also rely on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title (including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties), to protect our proprietary rights. We cannot assure you that these protections will prove adequate, that contractual agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by others. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We cannot assure you that unauthorized third parties will not use our trademarks. We also have agreements with third parties that license to us certain patented or proprietary technologies. If we were to lose the rights to license these technologies, or our costs to license these technologies were to materially increase, our business would suffer.

THIRD PARTIES MAY CLAIM WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY, AND WE COULD SUFFER SIGNIFICANT LITIGATION OR LICENSING EXPENSES OR BE PREVENTED FROM SELLING OUR PRODUCTS

The industries in which we compete are characterized by a substantial amount of litigation over patent and other intellectual property rights. Our competitors, like companies in many high technology businesses, continually review other companies’ products for possible conflicts with their own intellectual property rights. Determining whether a product infringes a third party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties asserting infringement and we have been subject to lawsuits alleging infringement of third-party patent or other intellectual property rights. Any dispute regarding patents or other intellectual property could be costly and time-consuming, and could divert our management and key personnel from our business operations. We cannot assure you that we would prevail in any such dispute. We also do not maintain insurance for such intellectual property infringement. Therefore, if we are unsuccessful in defending any such infringement claim, we may be subject to significant damages or injunctions against development and sale of our products, or may be required to enter into costly royalty or license agreements. We cannot assure you that any licenses required would be made available to us on acceptable terms or at all.

SINCE WE DEPEND UPON A LIMITED GROUP OF SUPPLIERS, AND IN SOME CASES SOLE SOURCE SUPPLIERS, FOR SOME PRODUCT COMPONENTS, THE LOSS OF A SUPPLIER OR ANY INABILITY TO SUPPLY THESE COMPONENTS COULD REDUCE OUR ABILITY TO MANUFACTURE PRODUCTS, CAUSE MATERIAL DELAYS IN OUR ABILITY TO DELIVER PRODUCTS, OR SIGNIFICANTLY INCREASE OUR COSTS

We obtain some of the components and subassemblies included in our products from a limited group of suppliers, or in some cases a single-source supplier. Examples include the source wires for high-dose afterloaders; klystrons for linear accelerators; imaging panels; non-coated array sensors; coating for array sensors for the flat panel detectors; specialized integrated circuits for imaging subassemblies; and some targets, housings and glass bulbs for X-ray tubes. If we lose any of these suppliers, we would be required to obtain and qualify one or more replacement suppliers, which may then also require us to redesign or modify our products to incorporate new parts and/or further require us to obtain clearance, qualification or certification of such product by the FDA or other applicable regulatory approvals in other countries. Events like these would likely cause material delays in delivery and could significantly increase costs for the affected product. Although we have obtained limited insurance to protect against business interruption loss, we cannot assure you that this insurance coverage will be adequate or that it will continue to remain available on acceptable terms, if at all. Additionally, some of these suppliers, including our single-source suppliers, supply components in rapidly growing product lines. Manufacturing capacity limitations of any of these suppliers or the inability of these suppliers to be able to meet increasing demand are also possibilities that could adversely affect us, resulting in curtailed growth opportunities for any of our product lines and higher costs of manufacturing for us as prices increase for these components and subassemblies due to shortage and greater demand. Disruptions or loss of any of our limited- or sole-source components or subassemblies or the capacity limitations of the suppliers for these components or subassemblies, including the ones referenced above, could adversely affect our business and financial results and could damage our customer relationships.

WE SELL OUR X-RAY TUBES TO A LIMITED NUMBER OF OEM CUSTOMERS, MANY OF WHOM ARE ALSO OUR COMPETITORS, AND THE LOSS OR REDUCTION IN PURCHASING VOLUME BY ONE OR MORE OF THESE CUSTOMERS OR CONSOLIDATION AMONG OEMs IN THE X-RAY TUBE PRODUCTS MARKET COULD REDUCE OUR SALES OF X-RAY TUBE PRODUCTS

We sell our X-ray tube products to a limited number of OEM customers, many of whom are also our competitors, for incorporation into diagnostic imaging systems. The loss of, or reduction in purchasing volume by, one or more of these customers would have a material adverse effect on our X-ray Products business. There has been a consolidation of diagnostic imaging systems manufacturers over the past few years. The ongoing consolidation of customers, who purchase our X-ray tube products, including the consolidation of these customers into companies that already manufacture X-ray tubes, could result in less predictable and reduced sales of our X-ray tube products. In addition, our OEM customers’ products, which also use our tubes, could lose market share to competitive products or technologies and, thereby, result in a reduction in our orders and revenues.

WE SELL OUR LINATRON® X-RAY ACCELERATORS TO OEM CUSTOMERS WHO DEPEND ON CUSTOMER DELIVERY AND ACCEPTANCE SCHEDULES, WHICH MAY CAUSE ORDERS FOR OUR SECURITY AND INSPECTION PRODUCTS TO BE UNPREDICTABLE

Our SIP business designs, manufactures, sells and services Linatron X-ray accelerators for security and inspection purposes. We generally sell our accelerators to OEMs who incorporate them into their inspection products, which are then sold to customs agencies and other government agencies, as well as to commercial private parties. We believe growth in this business will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes. However, use of linear accelerator technology in security cargo screening and border protection is in its early stages. Orders for our security and inspections products may be unpredictable and the actual timing of sales and revenue recognition will vary significantly, as it is difficult to predict our OEM customer delivery and acceptance schedules.

In addition, our SIP business is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection and customs revenue activities, all of which depend upon government budgets and appropriations that are subject to political changes. These influences are inherently unpredictable, and may cause uncertainty and variability in the timing of orders. Thus, orders in any quarter or period are not necessarily directly correlated to the level of sales or revenues in any particular future quarter or period. This unpredictability in orders, sales and revenue timing could cause volatility in our revenues and earnings, and therefore our stock price.

IF WE ARE UNABLE TO PROVIDE THE SIGNIFICANT EDUCATION AND TRAINING REQUIRED FOR THE HEALTHCARE MARKET TO ACCEPT OUR PRODUCTS, OUR BUSINESS WILL SUFFER

In order to achieve market acceptance for our Oncology Systems products, we are often required to educate physicians about the use of a new treatment procedure such as IMRT and IGRT, overcome physician objections to some of the effects of the product or its related treatment regimen, convince healthcare payors that the benefits of the product and its related treatment process outweigh its costs and help train qualified physicists in the skilled use of our products. For example, the complexity and dynamic nature of IMRT and IGRT requires significant education of hospital personnel and physicians regarding the benefits of IMRT and IGRT and the required departures from their customary practices. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of IMRT and IGRT generally and to encourage acceptance and adoption of our products for IMRT and IGRT. The timing of our competitors’ introduction of products and the market acceptance of their products may also make this educational process more difficult. We cannot be sure that any products we develop will gain any significant market acceptance and market share among physicians, patients and healthcare payors, even if the required regulatory approvals are obtained.

WE MAY NOT BE ABLE TO MAINTAIN OR EXPAND OUR BUSINESS IF WE ARE NOT ABLE TO RETAIN, HIRE AND INTEGRATE SUFFICIENTLY QUALIFIED PERSONNEL

Our future success depends, to a significant extent, on our ability to attract, expand, integrate, train and retain our management team, qualified engineering personnel, technical personnel and sales and marketing staff. The loss of services of key employees could adversely affect our business. Competition for key personnel can be intense. We compete for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. Because the competition for qualified personnel is intense, costs related to compensation could increase significantly if supply decreases or demand increases. If we are unable to hire, train or retain qualified personnel, we will not be able to maintain and expand our business.

IF WE ARE NOT ABLE TO MATCH OUR MANUFACTURING CAPACITY WITH DEMAND FOR OUR PRODUCTS, OUR FINANCIAL RESULTS MAY SUFFER

As a manufacturer of products with a long production cycle, we need to anticipate demand for our products in order to ensure adequate manufacturing or testing capacity. We cannot assure you that we will be able to anticipate demand adequately or to adjust our resources appropriately. If our manufacturing or testing capacity does not keep pace with product demand, we will not be able to fulfill orders in a timely manner, which in turn may have a negative effect on our financial results and overall business. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may adversely affect our financial results.

WE MAY ATTEMPT TO ACQUIRE NEW BUSINESSES, PRODUCTS OR TECHNOLOGIES, AND IF WE ARE UNABLE TO SUCCESSFULLY COMPLETE THESE ACQUISITIONS OR TO INTEGRATE ACQUIRED BUSINESSES, PRODUCTS, TECHNOLOGY OR EMPLOYEES, WE MAY FAIL TO REALIZE EXPECTED BENEFITS OR HARM OUR EXISTING BUSINESS

Our success will depend, in part, on our ability to expand our product offerings and grow our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, as a strategy to achieve quicker time to market for new products or technology, or to enter new markets, we may determine to grow our business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, in the second quarter of fiscal year 2005, we acquired Sigma Micro Informatique Conseil, a privately held French supplier of information management software for radiation oncology and medical oncology. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, the completion of an acquisition could divert our management and key personnel from our business operations, which could harm our business and affect our financial results. Furthermore, even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products or technologies or employees into our operations, and the process of integration could be expensive, time-consuming and may strain our resources. In many instances, this will also involve implementing or improving internal controls appropriate for a public company at businesses that lack them. In addition, we may be unable to retain the employees of acquired companies, or the acquired company’s customers, suppliers, distributors or other partners for a variety of reasons, including the fact that these entities may be our competitors or may have close relationships with our competitors. Consequently, we may not achieve anticipated growth or other benefits from an acquisition, which could harm our existing business. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges such as in-process research and development, any of which could harm our business and affect our financial results.

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

The United States government has in the past, and may in the future, consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both private and public reimbursement for healthcare services. State and local governments, as well as a number of foreign governments, are also considering or have adopted such policies. These policies have included, and may in the future include, rationing of government-funded reimbursement for healthcare services and imposing price controls on medical products and services providers. Future significant changes in the healthcare systems in the United States or elsewhere, including those that may reduce reimbursement rates for our products or procedures using our products, could have a negative impact on the demand for our products and services and our business. We are unable to predict what healthcare reform legislation or regulations, if any, will be enacted in the United States or elsewhere, whether other healthcare legislation or regulations affecting our business may be proposed or enacted in the future, or what effect any legislation or regulation would have on our business.

In addition, sales of some of our products indirectly depend on whether adequate reimbursement is available to our customers for the treatment provided by those products from third-party healthcare payors, such as government healthcare insurance programs, including the Medicare and Medicaid programs, private insurance plans, health maintenance organizations and preferred provider organizations. Once Medicare has made a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually. Private third-party payors often adopt Medicare reimbursement policies and payment amounts. As a result, decisions by the Centers for Medicare and Medicaid Services, or CMS, to reimburse for a treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a treatment would likely extend to third-party payor reimbursement policies and amounts for that treatment. While we believe reimbursement policies and amounts are not a major factor in our customer purchasing decisions for radiotherapy products, a dramatic change in the availability and amount of reimbursement for treatments using our products could influence our customers’ decisions. Any sharp cuts in overall reimbursement rates for radiotherapy, radiosurgery or brachytherapy could increase uncertainty and reduce demand for our products and have a material adverse effect on our revenues and stock price.

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

We have experienced and expect in the future to experience fluctuations in our operating results, including net orders, revenues and gross margins. Many of our products require significant capital expenditures by our customers. Accordingly, individual product orders can be quite large in dollar amounts, and the timing of when individual orders are made and the revenues recognized could have an effect our quarterly results. Timing of order placement from customers and their willingness to commit to purchase products are inherently difficult to predict or forecast. Once orders are received, factors that may affect whether these orders become revenues and the timing include:

•	delay in shipment due, for example, to unanticipated construction delays at customer locations where our products are to be installed, cancellations by customers, natural disasters, port strikes or manufacturing difficulties;

•	delay in the installation and/or acceptance of a product; or

•	a change in a customer’s financial condition or ability to obtain financing.

Our quarterly operating results may also be affected by a number of other factors, including:

•	changes in our or our competitors’ pricing or discount levels;

•	changes or anticipated changes in third-party reimbursement amounts or policies applicable to treatments using our products;

•	revenues becoming affected by seasonal influences;

•	timing of revenue recognition;

•	changes in foreign currency exchange rates;

•	changes in the relative portion of our revenues represented by our various products, including the relative mix between higher margin and lower margin products;

•	timing of the announcement, introduction and delivery of new products or product enhancements by us and by our competitors;

•	disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services;

•	changes in the general economic conditions in the regions in which we do business;

•	the possibility that unexpected levels of cancellations of orders or backlog may affect certain assumptions upon which we base our forecasts and predictions of future performance;

•	the impact of changing levels of sales to sole purchasers of certain of our X-ray products;

•	the unfavorable outcome of any litigation; and

•	accounting adjustments, such as those relating to accounting reserves for product recalls, share-based compensation expense as required under SFAS 123(R) and changes in interpretation of accounting pronouncements.

Because many of our operating expenses are based on anticipated capacity levels and a high percentage of these expenses are fixed for the short term, a small variation in the timing of revenue recognition can cause significant variations in operating results from quarter to quarter. In fiscal year 2006, we saw an approximately one percentage point year-over-year decline in the gross margin for our Oncology Systems business, which decline principally resulted from (i) higher ramp-up costs and higher proportion of revenue associated with our new products for IGRT; (ii) share-based compensation expense recorded in fiscal year 2006; and (iii) a continuing mix shift towards a higher proportion of international revenues, which typically have lower gross margins than revenues from North America. If results fall below the expectation of securities analysts and investors, the trading price of our common stock would almost certainly decline.

We report on a quarterly and annual basis our net orders and backlog. It is important to understand that, unlike revenues, net orders and backlog are not governed by the rules of GAAP, and are not within the scope of the audit or reviews conducted by our independent public accountants; therefore, investors should not interpret our net orders or backlog results in such a manner. Also, our net orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues as the timing of future revenues depends on completion of customer site preparation and construction, installation scheduling, customer capital budgeting and financing, appropriate regulatory authorizations and other factors. Unexpected levels of cancellation of individual orders will reduce the quarterly net orders results and backlog and also affect the level of future revenues. Accordingly, we cannot be sure if or when orders will mature into revenues. Our operating results for net orders and backlog in one or more future periods may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

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

WE ARE REQUIRED TO RECOGNIZE EXPENSE FOR SHARE-BASED COMPENSATION RELATED TO STOCK OPTIONS AND EMPLOYEE STOCK PURCHASES, AND WE CANNOT ASSURE YOU THAT THE EXPENSE THAT WE ARE REQUIRED TO RECOGNIZE ACCURATELY MEASURES THE VALUE OF OUR SHARE-BASED PAYMENT AWARDS, AND THE RECOGNITION OF THIS EXPENSE COULD CAUSE THE TRADING PRICE OF OUR COMMON STOCK TO DECLINE

On October 1, 2005, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including stock options and employee stock purchases related to the Employee Stock Purchase Plan and restricted stock based on fair values. As a result, our operating results for fiscal year 2006 contain, and our operating results for future periods will contain, a charge for share-based compensation related to stock options, employee stock purchases, restricted stock and deferred stock units. Prior to fiscal year 2006, the only share-based compensation expense we recognized was for restricted stock.

The application of SFAS 123(R) requires the use of an option-pricing model, such as the Black-Scholes option-pricing model, to determine the fair value of share-based payment awards. Option-pricing models were developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Our stock options and the option component of the Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and changes in the assumptions (such as expected term, stock price volatility and other variables) can materially affect the fair value estimates. Therefore, although we determine the fair value of stock options and the option component of the Employee Stock Purchase Plan shares in accordance with SFAS 123(R) and SAB 107, the existing valuation models may not provide an accurate measure of this fair value, and we cannot assure you that the resulting expense that we are required to recognize accurately measures that value.

As a result of the adoption of SFAS 123(R), our earnings for fiscal year 2006 were lower than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that expensing share-based payments will have on the trading price of our common stock.

THE NATURE OF OUR BUSINESS EXPOSES US TO ENVIRONMENTAL CLAIMS, CLEANUP COSTS, OR EXPENSES, WHICH COULD CAUSE US TO PAY SIGNIFICANT AMOUNTS

We are subject to a variety of environmental laws around the world regulating the handling, storage, transport and disposal of hazardous materials and which impose liability for the cleanup of any contamination from these materials; these laws may create increased costs for some of our operations. Although we follow procedures that we consider appropriate under existing regulations, these procedures can be costly and we cannot completely eliminate the risk of contamination or injury from these hazardous materials; in the event of such an incident, we could be held liable for any damages that result. We do not maintain insurance for clean up costs or third-party claims resulting from environmental contamination which could occur in the future. We do, however, maintain insurance policies that may provide coverage for cleanup costs or third-party claims resulting from some historical occurrences of environmental contamination although this insurance coverage may be inadequate to cover these costs or claims. We could also be assessed fines or penalties for failure to comply with environmental laws and regulations.

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

In light of the relatively low interest rates on short-term investments and in order to better utilize our strong cash position in a manner to better assist sales of our products, we offer longer or extended payment terms for qualified customers in some circumstances. During fiscal year 2006, revenues earned from customer contracts with longer or extended payment terms amounted to approximately 2% of total Oncology Systems revenues. While we qualify customers to whom we offer longer or extended payment terms, we cannot assure you that the financial positions of these customers will not change adversely over the longer time period given for payment. In such an event, we may experience an increase in payment defaults in our accounts receivable, which will affect our net earnings. Also, longer or extended payment terms will likely result in an increase in our days sales outstanding.

OUR OPERATIONS ARE VULNERABLE TO INTERRUPTION OR LOSS DUE TO NATURAL DISASTERS, POWER LOSS, STRIKES AND OTHER EVENTS BEYOND OUR CONTROL, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS

We conduct a significant portion of our activities including manufacturing, administration and data processing at facilities located in the State of California and other seismically active areas that have experienced major earthquakes in the past, as well as other natural disasters. We carry limited earthquake insurance. This coverage may not be adequate or continue to be available at commercially reasonable rates and terms. A major earthquake or other disaster affecting our facilities could significantly disrupt our operations, and delay or prevent product manufacture and shipment during the time required to repair, rebuild or replace our manufacturing facilities; these delays could be lengthy and result in large expenses. In addition, our facilities, particularly those located in the western states of the United States, may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. In addition, our products are typically shipped from a limited number of ports, and any natural disaster, strike or other event blocking shipment from these ports could delay or prevent shipments and harm our business.

OUR STOCKHOLDER RIGHTS PLAN AND PROVISIONS OF OUR CERTIFICATE OF INCORPORATION MAY DISCOURAGE A TAKE-OVER AND THEREFORE LIMIT THE PRICE OF OUR COMMON STOCK

We have a stockholder rights plan that, under specific circumstances, would significantly dilute the equity interest in our company of a person (or persons) seeking to acquire control of our company without the prior approval of our Board of Directors. Our Certificate of Incorporation also includes provisions that may make an acquisition of control of our company without the approval of our Board of Directors more difficult. This stockholder rights plan and provisions in our Certificate of Incorporation may discourage take-over attempts and limit the price of our common stock.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of September 29, 2006, we owned or leased a total of approximately 1.4 million square feet of floor space for our office, manufacturing, research and development and other services worldwide. Our executive offices and our Oncology Systems management and some of our Oncology Systems manufacturing facilities are located in Palo Alto, California on 30 acres of land under leaseholds which expire in 2056. We own these facilities which contain 248,902 square feet of aggregate floor space. We also own 47,037 square feet of floor space and 2 acres of land in Crawley, England for our Oncology Systems operations there. Our X-ray Products business segment is located in our facilities in Salt Lake City, Utah, where we own 38 acres of land and 340,812 square feet of floor space. In Las Vegas, Nevada, we own 143,821 square feet of floor space and 8 acres of land for our SIP manufacturing, and Oncology Systems customer services and support operations. One Las Vegas building and land were pledged as collateral against loans with a balance of $6.5 million at September 29, 2006. The Ginzton Technology Center is located in Mountain View, California under a land and improvements lease that expires in 2009. The balance of our facilities is leased.

We have recently announced plans to construct a 125,000 square foot Oncology Systems manufacturing facility in Beijing, China on 4.74 acres of land under a 50-year land lease that was signed in July 2006.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “VAR.” The following table sets forth the high and low sales prices for our common stock as reported in the consolidated transaction reporting system for the NYSE in fiscal years 2006 and 2005.

	High	Low
Fiscal Year 2006
First Quarter	$52.92	$36.55
Second Quarter	$61.70	$48.40
Third Quarter	$57.97	$42.33
Fourth Quarter	$54.79	$41.10

Fiscal Year 2005
First Quarter	$43.75	$35.63
Second Quarter	$43.99	$32.73
Third Quarter	$38.46	$31.65
Fourth Quarter	$42.50	$35.90

Since the spin-offs and becoming Varian Medical Systems, Inc., we have not paid any cash dividends on our common stock. We have no current plan to pay cash dividends on our common stock, and will review that decision periodically. Further, our existing unsecured term loan agreements contain provisions that limit our ability to pay cash dividends.

As of December 1, 2006, there were approximately 3,442 holders of record of our common stock.

Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006—July 28, 2006	632,672	$44.19	632,672	2,367,328
July 29, 2006—August 25, 2006	595,100	$50.09	595,100	1,772,228
August 26, 2006—September 29, 2006	272,228	$52.50	272,228	1,500,000

Total	1,500,000	$48.04	1,500,000

On November 21, 2005, we announced that our Board of Directors had authorized the repurchase of up to 6,000,000 shares of our common stock through December 31, 2006. As of September 29, 2006, 1,500,000 shares of our common stock remained available for repurchase under this authorization, which will expire on December 31, 2006 on any remaining shares of common stock not repurchased. On November 20, 2006, we announced that our Board of Directors had approved the repurchase of an additional 4.5 million shares of our common stock over the period prior to September 28, 2007. We expect repurchases will be made in accordance with Rule 10b-18 and include a plan designed to satisfy the Rule 10b5-1 safe harbor. Shares will be retired upon repurchase.

Item 6.    Selected Financial Data

We derived the following selected financial data from our audited consolidated financial statements for the last five fiscal years from September 29, 2001 to September 29, 2006. The following financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and the MD&A included elsewhere herein.

Summary of Operations:

	Fiscal Years
(In millions, except per share amounts)	2006	2005	2004	2003	2002
Revenues	$1,597.8	$1,382.6	$1,235.5	$1,041.6	$873.1
Earnings from operations before taxes	318.7	308.3	258.0	200.6	148.0
Taxes on earnings	75.1	101.7	90.3	70.2	53.3

Earnings from continuing operations	243.6	206.6	167.7	130.4	94.7
Earnings from discontinued operations, net of taxes(1)	1.5	—	—	—	—

Net earnings(2)	$245.1	$206.6	$167.7	$130.4	$94.7

Net earnings per share—Basic(2)(3)(4)
Continuing operations	$1.86	$1.56	$1.23	$0.96	$0.70
Discontinued operations(1)	0.01	—	—	—	—

Net earnings per share	$1.87	$1.56	$1.23	$0.96	$0.70

Net earnings per share—Basic(2)(3)(4)
Continuing operations	$1.80	$1.50	$1.18	$0.92	$0.67
Discontinued operations(1)	0.01	—	—	—	—

Net earnings per share	$1.81	$1.50	$1.18	$0.92	$0.67

Financial Position at Fiscal Year End:
Working capital	$512.1	$473.0	$434.2	$406.1	$303.8
Total assets	1,511.8	1,317.4	1,180.6	1,063.5	920.8
Long-term debt (including current maturities)	57.3	60.0	58.5	58.5	58.5
Stockholders’ equity	797.3	659.0	624.2	573.7	483.3

(1)	In fiscal year 1995, Varian Associates, Inc. completed the sale of its Electron Devices business segment. The transaction was accounted for as discontinued operations. In fiscal year 2006, the Company recognized a pre-tax gain from discontinued operations of $2.5 million and a related tax expense of $1.0 million. The net gain of $1.5 million resulted from the release of a reserve for certain contingencies associated with the Electron Devices business segment. As of September 29, 2006, the Company does not have any asset or liability related to discontinued operations.

(2)	For fiscal year 2006, net earnings included total share-based compensation expense, net of taxes, of $26.9 million, under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. For fiscal years 2005, 2004, 2003 and 2002, net earnings included share-based compensation expense related to restricted stock, net of taxes, of $0.7 million, $0.8 million, $0.8 million and $0.7 million, respectively, which were recorded under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. See Note 11 “Employee Stock Plans” of the Notes to the Consolidated Financial Statements.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Demand for advanced products for image guided radiotherapy, or IGRT, intensity modulated radiation therapy, or IMRT, stereotactic radiosurgery, brachytherapy and filmless X-ray imaging, contributed to our growth in net orders, revenues and net earnings in fiscal year 2006. Both Oncology Systems and X-Ray Products business segments contributed positively to the growth in annual net orders, revenues and operating earnings. Our fiscal year 2006 revenues and net orders were up 16% and 14%, respectively from fiscal year 2005. Gross margin as a percentage of revenues decreased 1.4 percentage points in fiscal year 2006 from fiscal year 2005 primarily due to the decrease in our Oncology Systems gross margins, which included share-based compensation expenses related to our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R). In fiscal year 2006, our net earnings from continuing operations, which included share-based compensation expenses and tax benefits of certain discrete tax items, increased 18% from prior year.

Oncology Systems.    Our largest business segment is Oncology Systems, which designs, manufacturers, sells and services hardware and software products for treating cancer with radiation, including linear accelerators, treatment simulation and verification products, brachytherapy equipment, information management and treatment planning software and other sophisticated accessory products and services. During the first quarter of fiscal year 2006, we moved the BrachyTherapy business from the “Other” category to the Oncology Systems business segment as our Chief Executive Officer, the Chief Operating Decision Maker, has begun to evaluate the BrachyTherapy business as part of the Oncology Systems segment due to the natural synergies in the area of radiation therapy oncology.

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

We are seeing customers accept IGRT as the next significant enhancement in curative radiation therapy and demand for our products for IGRT is one of the main contributors to net orders and revenues growth in our Oncology Systems business segment. As of the end of fiscal year 2006, more than 325 installations of our On-Board Imager product, or OBI, for our high-energy Clinac® accelerators and Trilogy™ linear accelerators, two of our products for enabling IGRT, were either complete or in progress. We believe that IGRT will continue to be one of the main contributors to net orders and revenue growth in our Oncology Systems business segment, with North America ahead of international regions in the timing of IGRT adoption.

For fiscal year 2006, Oncology Systems revenues and net orders increased over fiscal year 2005 primarily due to continued growth in demand for our new products for IGRT in North America and our products for IMRT in the international regions. We believe Oncology Systems is experiencing its strongest growth in North America as this region adopts new medical technology for IGRT and stereotactic radiosurgery. International net orders increased modestly in fiscal year 2006 after several years of strong international growth driven by the rapid adoption of IMRT technology and the underserved medical needs outside of the United States. International revenues remained strong; however, as orders placed in prior periods were delivered. We believe these regional fluctuations in demand are consistent with the historical pattern where the international regions and North America region have different cycles of demand and technology adoption, with one growing more rapidly while the other is in a relatively slow growth phase. We are, however, seeing a faster adoption rate for IGRT as compared to IMRT which may lead to more compressed growth phase cycles. We continue to expect that the Oncology Systems business segment can sustain a global long-term growth of 10% to 15% due to the fundamental market drivers.

Oncology Systems gross margin in fiscal year 2006 decreased from fiscal year 2005 due principally to higher ramp-up costs and higher proportion of revenue associated with our new products for IGRT, increased share-based compensation expense and a continuing mix shift towards a higher proportion of international revenues, which typically have lower gross margins than revenues from North America. We expect that factors such as the mix between relatively higher and lower margin products, mix of geographic regions in which our products are sold, and the level of new products deliveries, could result in fluctuation in gross margins as a percentage of revenues. While we have initiatives to shorten installation time for our new products, which we believe will reduce the delay in revenue recognition; we expect that our deferred revenue may continue to increase as a normal function of our revenues increasing. Normalization of the rate of increase in deferred revenue may not result in an improvement in gross margin since the other factors of product mix or geographic mix may have offsetting effects.

Our success in Oncology Systems largely depends upon our ability to retain leadership in technological innovation, the cost effectiveness of our products, the efficacy of our treatment technology and external economic influences. Factors affecting the adoption rate of new technologies such as IGRT could include our internal efficiency in design, documentation and testing, deployment and installation and the more-widely demonstrated efficacy of IGRT by early adopters. They may also include customer training, reimbursement and our ability to educate customers about the cost effectiveness of our new technologies and clinical outcome advantages. External economic influences could include hospital financial strength in the United States, foreign currency exchange rates and governmental healthcare policies outside the United States.

X-Ray Products.    Our X-ray Products business segment manufactures and sells (i) X-ray tubes for use in a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, mammography, special procedures and industrial applications and (ii) flat panel digital image detectors for filmless X-rays (commonly referred to as flat panel detectors or digital image detectors), which is an alternative to image intensifier tubes for fluoroscopy and X-ray film for radiography. We continue to view the fundamental growth driver for the component business to be the on-going success of key original equipment manufacturers, or OEMs, that incorporate our X-ray tube products and flat panel detectors into their medical diagnostic and industrial imaging systems. Our flat panel detectors are being incorporated into next generation imaging equipment, including equipment for IGRT such as OBI, and for dental CT scanning and veterinary X-ray imaging. X-ray Products’ net orders, revenues and operating earnings had solid growth in fiscal year 2006 over fiscal year 2005 due primarily to continuing strong demand for our flat panel detectors.

We are investing to increase manufacturing capacity and quality for the flat panel detector product line. We have invested $12 million as of the end of fiscal year 2006 and expect to invest an additional $25 million over the next twelve months into dpiX Holding LLC, or dpiX Holding, which will help fund the acquisition and construction of a new $92 million Gen 4 fabrication facility in Colorado where the next generation of amorphous silicon arrays will be produced. dpiX Holding (through its subsidiary, dpiX LLC) is a key supplier of amorphous silicon arrays for our flat panel detector products and we are a 40% equity owner in dpiX Holding. At our own facility in Salt Lake City, we have also invested in the expansion of the manufacturing plant where our flat panel detectors are assembled.

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

Other.    During the first quarter of fiscal year 2006, we moved the Security and Inspection Products business, or SIP, from the Oncology Systems segment into the “Other” category, which is now comprised of SIP and the operations of the Ginzton Technology Center, or GTC (see Note 14 “Segment Information” of the Notes to the Consolidated Financial Statements within this Annual Report on Form 10-K). SIP designs, manufactures, sells and services Linatron® X-ray accelerators for security and inspection purposes, such as cargo screening, border protection and nondestructive examination for a variety of applications. We generally sell our Linatron X-ray accelerators to OEMs who incorporate our accelerators into their inspection systems, which are then sold to custom agencies and other government and military agencies, as well as to commercial private parties in the casting, power, aerospace, chemical, petro-chemical and automotive industries.

We believe growth in this business will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes. As a result, this business is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection and customs revenue activities, which depend upon government budgets and appropriations and which are subject to political changes. The U.S. government is adopting a layered approach to port and border security including deployment of passive detectors, which we do not manufacture, and X-ray imaging and automatic detection systems for weapons of mass destruction, for which we do manufacture and sell key components and subsystems. While we are optimistic about the long-term potential of our SIP business and encouraged by the increased interest in our SIP products, use of this technology in security cargo screening and border protection is in its early stages. Orders and revenues for our SIP products may be unpredictable as governmental agencies may place larger orders with our OEM customers in a short time period and then may not place any orders for a long time period thereafter.

GTC, our research facility for new and potential markets, continues to invest in developing technologies that enhance our current businesses or may lead to new business areas, including next generation digital X-ray imaging technology, volumetric and functional imaging, improved X-ray sources and technology for security and cargo screening applications. In addition, GTC is developing technologies and products that are designed to improve disease management by more precise targeting of radiation, as well as by employing targeted energy and molecular agents to enhance the effectiveness and broaden the application of radiation therapy.

This discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Annual Report on Form 10-K, as well as the information contained under “Risk Factors” in Item 1A. We discuss our results of operations below.

Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include share-based compensation expense, revenue recognition, valuation of allowance for doubtful accounts, valuation of inventories, assessment of recoverability of goodwill and intangible assets, valuation of warranty obligations, assessment of environmental remediation liabilities, valuation of defined benefit and post-retirement benefit plans and valuation of taxes on earnings. Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, also see “Risk Factors” In Item 1A.

Share-based Compensation Expense

Effective October 1, 2005, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases under the Employee Stock Purchase Plan, restricted stock and deferred stock units based on fair values. Our financial statements in fiscal year 2006 reflect the impact of SFAS 123(R) under the modified prospective transition method. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Consolidated Statement of Earnings during fiscal year 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for our pro forma information required under SFAS 123.

For fiscal year 2006, total share-based compensation expense, before taxes on earnings, was $40.8 million. During fiscal year 2005, there was no share-based compensation expense related to stock options or employee stock purchases recognized under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. For fiscal years 2005 and 2004, share-based compensation expense related to restricted stock, before taxes on earnings, was $1.1 million and $1.2 million, which was recorded under APB 25. See Note 11 of the Notes to the Consolidated Financial Statements for additional information.

Upon adoption of SFAS 123(R), we elected to value our share-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes option-pricing model, or the Black-Scholes model, which we previously used for the pro forma information required under SFAS 123. For additional information, see Note 11 of the Notes to the Consolidated Financial Statements. The determination of fair value of share- based payment awards on the date of grant using the Black-Scholes model is affected by VMS’s stock price as well as the input of other subjective assumptions. These assumptions include, but are not limited to the expected term of stock options and the expected price volatility of VMS stock over the expected term of the awards. Option-pricing models were developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Our stock options and the option component of the Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of stock options by our employees. Upon the adoption of SFAS 123(R), we determined the expected term of stock options based on the demographic grouping of employees and retirement eligibility. Prior to the first quarter of fiscal 2006, we determined the expected term of stock options based on the demographic grouping of employees. Upon adoption of SFAS 123(R), we used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption as allowed under SFAS 123(R) and Staff Accounting Bulletin No. 107, or SAB 107. Implied

volatility was derived based on six-month traded options on our common stock. Prior to the first quarter of fiscal year 2006, we had used our historical stock price volatility in accordance with SFAS 123 for purposes of our pro forma information. The selection of the blended volatility approach was based upon the availability of traded options on our stock and our assessment that blended volatility is more representative of future stock price trends than just historical volatility alone. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts.

As share-based compensation expense recognized in the Consolidated Statement of Earnings for fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. In our pro forma information required under SFAS 123 for the periods prior to October 1, 2005, we accounted for forfeitures as they occurred. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

As of September 29, 2006, there was $33.6 million of total unrecognized compensation expense related to stock options granted under the Omnibus Stock Plan, the 2000 Stock Option Plan, the 2005 Omnibus Stock Plan and the Amended and Restated 2005 Omnibus Stock Plan (together, the “Employee Stock Plans”). This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.7 years. As of September 29, 2006, there was $2.7 million of total unrecognized compensation expense related to restricted stock and deferred stock units granted under the Employee Stock Plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 8.3 years.

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

Allowance for Doubtful Accounts

Credit evaluations are undertaken for all major sale transactions before shipment is authorized. Normal payment terms usually require payment of a small portion of the total amount due upon signing of the purchase order contract, a significant amount upon transfer of risk of loss and the remaining amount upon completion of the installation. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. If our evaluation of our customers’ financial conditions does not reflect the future ability to collect outstanding receivables, additional provisions may be needed and our future operating results could be negatively impacted.

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

Goodwill and Intangible Assets

Goodwill is initially recorded when the purchase price paid for a business acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The majority of companies that we have acquired have not had significant identified tangible assets and, as a result, a significant portion of the purchase price has been typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of these acquired intangible assets and potential impairment charges related to goodwill if indicators of impairment exist. As a result of business acquisitions, the allocation of the purchase price to goodwill and intangible assets could have a significant impact on our future operating results. The allocation of the purchase price of the acquired companies to goodwill and intangible assets requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should conditions be different from management’s estimates at the time of the acquisition, material write-downs of intangible assets and/or goodwill may be required, which would adversely affect our operating results. We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal years or more frequently if indicators of potential impairment arise. In fiscal years 2006 and 2005, we performed such evaluations and found no impairment.

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

Defined Benefit and Post-Retirement Benefit Plans

We sponsor four defined benefit pension plans in Germany, Japan, Switzerland and the United Kingdom covering the employees who meet the applicable eligibility requirements. We do not have any defined benefit pension plan in the United States. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to those plans for which the benefit is actuarially determined. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases and healthcare cost increases, which we determine within certain guidelines. In addition, we also use subjective factors, such as withdrawal and mortality rates, to calculate the expense and liability. The actuarial assumptions we use are long-term assumptions and may differ materially from actual experience in the short-term due to changing market and economic conditions and changing participant demographics. These differences may have a significant impact on the amount of pension expense we recorded.

The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets. The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rates used for defined benefit plans in all countries are based on high quality AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations. In countries where the corporate bond market is not sufficiently representative at longer durations, the discount rate also takes into account the yield of long-term government bonds corresponding to the duration of the benefit obligations and the difference between the yield curve on high quality corporate fixed-income investments and government fixed-income investment. A lower discount rate increases the present value of benefit obligations.

Taxes on Earnings

We are subject to taxes on earnings in both the United States and numerous foreign jurisdictions. As a global taxpayer, significant judgments and estimates are required in evaluating our tax positions and determining our provision for taxes on earnings. The calculation of our tax liabilities involves addressing uncertainties in the application of complex tax regulations. We maintain reserves for potential tax contingencies arising in the jurisdictions in which we do business. Such reserves are based on our assessment of the likelihood of an unfavorable outcome and the potential loss from such contingencies, and may be adjusted from time to time in light of changing facts and circumstances. These reserves are maintained until such time as the matter is settled or the statutory period for adjustment has passed. Adjustments could be required in the future if we determine that our reserves for tax contingencies are inadequate. The provision for taxes on earnings includes the effect of changes to these reserves that are considered appropriate.

In addition, the carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable earnings in certain tax jurisdictions to utilize these deferred tax assets. Should we conclude it is more likely than not that we will be unable to recover our net deferred tax assets in these tax jurisdictions, a valuation allowance would be recorded and our tax provision would increase in the period in which we make such a determination.

Earnings derived from our international regions are generally taxed at rates lower than U.S. rates. Our effective rate is impacted by existing tax laws in both the United States and in the respective countries in which our international subsidiaries are located. In addition, a decrease in the percentage of our total earnings from our international regions, or a change in the mix of international regions among particular tax jurisdictions, could increase our effective tax rate. Also, our current effective tax rate does not assume U.S. taxes on undistributed profits of certain foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes should they either be deemed or actually remitted to the United States.

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2006 comprised the 52-week period ended on September 29, 2006. Fiscal year 2005 comprised the 52-week period ended on September 30, 2005 and fiscal year 2004 was the 53-week period ended on October 1, 2004.

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

Discussion of Financial Data for Fiscal Years ended 2006, 2005 and 2004

Total Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2006	% Change	2005	% Change	2004
Product	$1,342	16%	$1,162	10%	$1,059
Service Contracts and Other	256	16%	221	25%	177

Total Revenues	$1,598	16%	$1,383	12%	$1,236

Product as a percentage of total revenues	84%		84%		86%
Service Contracts and Other as a percentage of total revenues	16%		16%		14%

Revenues by region
North America	$807	11%	$730	5%	$693

Europe	450	17%	385	20%	319
Asia	255	23%	208	16%	179
Rest of world	86	44%	60	35%	45

Total International(1)	791	21%	653	20%	543

Total	$1,598	16%	$1,383	12%	$1,236

North America as a percentage of total revenues	51%		53%		56%
International as a percentage of total revenues	49%		47%		44%

(1)	We consider international revenues to be revenues outside of North America.

Total revenues increased in fiscal years 2006 and 2005 over the respective prior years primarily due to increases in Oncology Systems revenues in each year, although X-ray Products business segment and the “Other” category also contributed to the increases.

Increase in total revenues in fiscal years 2006 and 2005 over the prior year periods was primarily due to the growth in product revenues, and to a lesser extent, increase in service contracts and other revenues. Service contracts and other revenues grew less in fiscal year 2006 from fiscal year 2005 than in fiscal year

2005 from fiscal year 2004. Oncology Systems service contracts revenues continued to comprise the vast bulk of total service contracts and other revenues, as well as being the primary contributor to the increase in total service contracts and other revenues, in each of fiscal years 2006 and 2005 over the respective prior years.

International revenue growth exceeded the North American revenue growth in fiscal years 2006 and 2005 over the respective prior years. North American revenue growth in fiscal year 2006 over fiscal year 2005 was higher than the North American revenue growth in fiscal year 2005 over fiscal year 2004. Oncology Systems revenue growth was the primary contributor to the increases in revenues in all geographic regions in fiscal years 2006 and 2005, although X-ray Products revenue growth also contributed to the revenue increase in all regions.

Oncology Systems Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2006	% Change	2005	% Change	2004
Product	$1,088	16%	$942	9%	$867
Service Contracts(1)	248	16%	214	25%	172

Total Oncology Systems	$1,336	16%	$1,156	11%	$1,039

Product as a percentage of Oncology Systems revenues	81%		81%		83%
Service Contracts as a percentage of Oncology Systems revenues	19%		19%		17%
Oncology Systems revenues as a percentage of total revenues	84%		84%		84%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. This excludes revenues from spare parts sold by our service department.

Oncology Systems total revenues in fiscal year 2006 increased 16% from fiscal year 2005, primarily due to increase in product revenues. The increase in Oncology Systems product revenues in fiscal year 2006 from fiscal year 2005 was primarily due to higher sales volume of accessory products that enable IMRT and IGRT (including our OBI) and our Trilogy linear accelerators, and to a lesser extent, higher sales volume of our software and brachytherapy products. The increase in service contracts revenues in fiscal year 2006 from fiscal year 2005 was primarily driven by the increase in sophistication of our products and the success of our software products which generate annual maintenance contracts and renewals. However, service contracts revenues in fiscal year 2006 grew at a lower rate and in absolute amount than fiscal year 2005. The lower growth rate in fiscal year 2006 over fiscal year 2005 was primarily due to the unusually high growth of the radiotherapy equipment service business of Mitsubishi Electric Co., or MELCO, in fiscal year 2005, from which we derived the first full year of revenue since the acquisition of MELCO’s radiotherapy equipment service business in February 2004.

The majority of the 11% growth in total revenues for Oncology Systems business segment in fiscal year 2005 over fiscal year 2004 came from increased product revenues. The increase from Oncology Systems product revenues from fiscal year 2004 to fiscal year 2005 was primarily driven by higher sales volumes of our new accessory products that enable IMRT and IGRT, including our OBI and PortalVision products, which was stronger in the second half of fiscal year 2005. In addition, higher sales volume of our linear accelerators, including the Trilogy accelerators, contributed to a significant portion of Oncology Systems’ product revenues growth. Service contracts revenues grew faster than product revenues for fiscal year 2005 over fiscal year 2004. Service contracts revenues increased in fiscal year 2005 over fiscal year 2004 primarily due to the increase in sophistication of our products and the success of our software products which generate annual maintenance contracts and renewals. The acquisition of MELCO’s Service Business also contributed to the growth in service contracts revenues in fiscal year 2005.

Revenues by region	Fiscal Years
(Dollars in millions)	2006	% Change	2005	% Change	2004
North America	$705	10%	$643	4%	$621

Europe	404	18%	344	20%	285
Asia	148	28%	116	24%	93
Rest of world	79	47%	53	35%	40

Total International	631	23%	513	23%	418

Total Oncology Systems	$1,336	16%	$1,156	11%	$1,039

North America as a percentage of Oncology Systems revenues	53%		56%		60%
International as a percentage of Oncology Systems revenues	47%		44%		40%

All of our geographic regions contributed to the increase in Oncology Systems revenues for fiscal years 2006 and 2005 over the respective prior years. Oncology Systems continued to benefit from strong cyclical demand in the international regions that started a few years ago driven by the adoption of IMRT and the underserved medical needs outside of the United States after several years of very slow international revenue growth. In fiscal year 2006, our North American region returned to the normal long-term growth pattern of 10% to 15% due to growth in demand for our new products for IGRT. In fiscal year 2005, Oncology Systems revenues from North American region grew modestly at 4% after several years of strong revenue growth. We believe that the rapid adoption rate of IMRT was the primarily driver for the strong revenue growth in the earlier periods. By fiscal year 2005, as IMRT had become more of an established treatment technology and prior to growth in demand for IGRT products, we experienced the inevitable lower growth rate in fiscal year 2005 in the market for radiotherapy capital equipment, particularly equipment for IMRT. The offsetting cycle of higher and lower growth between the international and North American regions is a historical pattern that we continue to experience and is consistent with the net orders growth patterns discussed more fully in the “Net Orders”.

North American revenues increased 10% in fiscal year 2006 compared to fiscal year 2005, primarily due to the higher sales volume of accessory products that enable IGRT (including our OBI) and our Trilogy linear accelerators. Revenues in North America grew a modest 4% in fiscal year 2005 over fiscal year 2004 due to the slowdown in the market for products that enable IMRT.

International Oncology Systems revenues grew 23% in both fiscal years 2006 and 2005 over their respective prior years, primarily due to the increases in accessory products (including products that enable IGRT and IMRT and software products), as well as service contracts revenues, driven by the underserved medical needs in Europe and Asia. The growth in international revenues in fiscal year 2005 over fiscal year 2004 was also due in part to (i) increased revenues from the radiotherapy equipment service business of MELCO, (ii) the acquisition of Sigma Micro Informatique Conseil, and (iii) the relative weakness of the U.S. dollar for most of fiscal year 2005 that effectively made our pricing more competitive with our foreign competitors.

X-ray Products Revenues

Revenues by region	Fiscal Years
(Dollars in millions)	2006	% Change	2005	% Change	2004
North America	$88	19%	$74	29%	$57

Europe	28	4%	27	26%	22
Asia	105	20%	88	7%	82
Rest of world	7	17%	6	38%	4

Total International	140	16%	121	12%	108

Total X-ray Products	$228	17%	$195	18%	$165

North America as a percentage of X-ray Products revenues	38%		38%		35%
International as a percentage of X-ray Products revenues	62%		62%		65%
X-ray Products revenues as a percentage of total revenues	14%		14%		13%

X-ray Products revenues increased by 17% and 18% in fiscal years 2006 and 2005, over the respective prior years. All of our geographic regions contributed to the increase in X-ray Products revenues for fiscal years 2006 and 2005.

The growth in X-ray Products revenues in fiscal year 2006 over the prior year was primarily driven by higher sales volume of our flat panel detectors to our OEM customers in Asia and North America, and to a lesser extent, increased sales volumes of our high power, anode grounded CT scanning tubes primarily to one OEM customer and X-ray tubes used in security screening.

The growth in X-ray Products revenues in fiscal year 2005 over fiscal year 2004 was primarily driven by higher sales volume of our flat panel detectors in North America, as well as increased sales volume of our high power, anode grounded CT scanning tubes primarily to one OEM customer.

Other Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2006	% Change	2005	% Change	2004
Product	$26	3%	$25	(4)%	$26
Service Contracts and Other	8	19%	7	27%	6

Total Other	$34	6%	$32	1%	$32

Other revenues as a percentage of total revenues	2%		2%		3%

For our “Other” category, which is now comprised of SIP and GTC, revenues increased 6% for fiscal year 2006 over fiscal year 2005, primarily due to higher sales volume of our Linatron products to our OEM customers for cargo screening and border protection. The 1% increase of revenues in fiscal year 2005 over fiscal year 2004 was attributable to higher service contracts revenues due to a higher installed base of our Linatron products, partially offset by a slight decrease in product sales volume of SIP products for cargo screening than in fiscal year 2004. Orders and revenues for our SIP products may be unpredictable as government agencies may place larger orders with our OEM customers in a short time period and then may not place any orders for a long time period thereafter.

Gross Margin

	Fiscal Years
(Dollars in millions)	2006	% Change	2005	% Change	2004
Dollar by segment
Oncology Systems	$573	12%	$512	14%	$449
X-ray Products	80	18%	67	19%	56
Other	10	(26)%	14	12%	13

Gross margin	$663	12%	$593	14%	$518

Percentage by segment
Oncology Systems	42.9%		44.3%		43.2%
X-ray Products	34.9%		34.6%		34.3%
Total Company	41.5%		42.9%		41.9%

Total gross margin decreased by 1.4 percentage points in fiscal year 2006 compared to fiscal year 2005 due primarily to a decrease in gross margin in the Oncology Systems business segment and the inclusion of share-based compensation expense in connection with our adoption of SFAS 123(R), partially offset by a slight increase in X-ray Products gross margin. In fiscal year 2005, both of our business segments and the “Other” category contributed to the one percentage point increase in total gross margin from fiscal year 2004, although the increase in total gross margin was primarily due to an increase in the Oncology Systems gross margin. Total gross margin of 42.9% in fiscal year 2005 was the highest achieved annual gross margin since we became a standalone medical systems company in 1999. Total product gross margin was 41.2% in fiscal year 2006, compared to 43.0% and 42.9% in fiscal years 2005 and 2004, respectively. Total service contracts and other gross margin was 43.4% in fiscal year 2006, compared to 42.3% and 36.6% in fiscal years 2005 and 2004, respectively.

Oncology Systems gross margin decreased in fiscal year 2006 compared to the prior year, primarily due to a decrease in product gross margin to 42.7% in fiscal year 2006 from 44.7% in fiscal year 2005, partially offset by increase in service contracts gross margin to 44.1% in fiscal year 2006 from 42.3% in fiscal year 2005. The decrease in product gross margin was primarily due to: (i) higher ramp-up costs and higher proportion of revenue associated with our new products for IGRT; (ii) share-based compensation expense of $5.1 million recorded in fiscal year 2006 in the Oncology Systems segment in connection with our adoption of SFAS 123(R); and (iii). a continuing mix shift towards a higher proportion of international revenues which typically have lower gross margins than revenues from North America. The improvement in service contracts gross margin was due primarily to higher volumes and growth in higher margin software maintenance contracts in Oncology Systems.

Oncology Systems gross margin increased by 1.1 percentage points in fiscal year 2005 from fiscal year 2004. Oncology Systems product gross margin increased slightly to 44.7% in fiscal year 2005 from 44.5% in fiscal year 2004 due primarily to higher average selling price, lower product costs, lower warranty costs as a result of improved product engineering and design and partially offset by continuing shift to lower margin international revenues. Service contracts gross margin in Oncology Systems showed strong performance and increased significantly to 42.3% in fiscal year 2005 compared to 36.6% in fiscal year 2004 due primarily to higher volumes and growth in higher margin software maintenance contracts in Oncology Systems.

X-ray Products gross margin in fiscal year 2006 increased slightly by 0.3 percentage points from fiscal year 2005. The gain in gross margin resulting from increased sales of our higher gross margin flat panel detectors was significantly offset by product mix shift toward lower gross margin X-ray tube products and increased share-based compensation expense of $1.4 million in the X-ray Products segment. X-ray Products gross margin in fiscal year 2005 also increased slightly by 0.3 percentage points from fiscal year 2004 due to significant gross margin gains from the increasing sales volume of our flat panel detectors, partially offset by higher raw material costs and manufacturing costs associated with X-ray tube. We believe that the gross margin in X-ray Products segment will be positively impacted if a higher proportion of X-ray Products revenues are derived from flat panel detectors.

Research and Development

	Fiscal Years
(Dollars in millions)	2006	% Change	2005	% Change	2004
Research and development	$100	22%	$82	14%	$72
As a percentage of total revenues	6%		6%		6%

We have maintained our research and development expenses at 6% of total revenues, in line with our revenue growth. The $18 million increase in research and development expenses for fiscal year 2006 was driven by increased spending of $11 million in Oncology Systems, $4 million in the “Other” category and $3 million in X-ray Products. Our research and development efforts in Oncology Systems in fiscal year 2006 were focused on the development of next generation products and accessories, specifically our next generation linear accelerator, other technology such as IGRT, our Monte Carlo and dose calculation algorithms for our treatment planning software products and our new electronic health records within our information management software. We anticipate that we will continue to devote significant resources to research and development in the future.

The $11 million increase in research and development expenses in Oncology Systems for fiscal year 2006 compared to fiscal year 2005 was attributable primarily to: (a) increased employee headcount, materials costs and consulting expenses totaling $10.5 million for the development of our next generation linear accelerator products and (b) increased share-based compensation expense of $2.0 million recorded in fiscal year 2006. These increases were partially offset by favorable foreign currency impact of $0.9 million in fiscal year 2006 resulting from the relatively strong U.S. dollar for our foreign operations as the research and development expenses are translated into U.S. dollars. The $3 million increase in X-ray Products was due to: (a) increased expenses totaling $2.7 million for new research and development projects related to both X-ray tubes and flat panel detectors and (b) share-based compensation expense of $0.7 million recorded in fiscal year 2006. The $4 million increase in the “Other” category was primarily due to: (a) increased expenses totaling $2.0 million for research and development of the Linatron product line and (b) share-based compensation expense of $1.6 million recorded in fiscal year 2006.

The $10 million increase in research and development expenses for fiscal year 2005 over fiscal year 2004 was primarily driven by increased spending of $9.1 million in Oncology Systems. The increase in absolute dollars in research and development expenses in Oncology Systems for fiscal year 2005 compared to fiscal year 2004 was attributable primarily to: a) increased employee headcount, materials costs and consulting expenses of $6.1 million in total; b) increased expenses of $1.0 million related to the new projects from the acquisition of Sigma Micro; and c) increased expenses of $1.0 million resulting from the relatively weak U.S. dollar in most of fiscal year 2005 for our foreign operations as the research and development expenses are translated into U.S. dollars.

Selling, General and Administrative

	Fiscal Years
(Dollars in millions)	2006	% Change	2005	% Change	2004
Selling, general and administrative	$254	23%	$206	9%	$189
As a percentage of total revenues	16%		15%		15%

Our selling, general and administrative expenses have remained relatively in line with our revenue growth, despite the share-based compensation expense we recorded in fiscal year 2006 in connection with our adoption of SFAS 123(R) in fiscal year 2006. The $48 million increase in selling, general and administrative expenses for fiscal year 2006 compared to fiscal year 2005 was primarily attributable to: (a) increased share-based compensation expense of $28.7 million recorded for fiscal year 2006,

(b) increased employee-related expenses of $14.9 million resulting from an increase in employee headcount and other associated costs in Oncology Systems and corporate headquarters to support our growing business activities, (c) increased professional fees of $2.7 million largely driven by information technology projects and (d) decreased income on equity investment in dpiX Holding of $2.0 million (see Note 4 “Related Party Transactions” in Notes to the Consolidated Financial Statements) and (e) increased fees of $1.5 million related to certain non-employee related commission arrangements. These increases were partially offset by (i) a gain on balance sheet hedging of $3.1 million, (ii) a decrease in accounting fees of approximately $1.7 million primarily due to the unusually high expenses in fiscal year 2005 related to compliance with the required documentation and testing of internal control over financial reporting as mandated by the Sarbanes-Oxley Act of 2002 and (iii) favorable foreign currency translation impact of $1.7 million resulting from the relatively strong U.S. dollar for our foreign operations as the selling, general and administrative expenses are translated into U.S. dollars.

The increase in selling, general and administrative expenses for fiscal year 2005 compared to fiscal year 2004 was attributable primarily to: a) increased net employee-related expenses of $7.0 million, which included an increase of $13.8 million resulting from an increase in employee headcount in Oncology Systems, corporate headquarters and X-ray Products to support our growing business activities, partially offset by a $6.8 million decrease in employee and management incentive plans; b) increased incremental expenses of $4.5 million related to compliance with the required documentation and testing of internal control over financial reporting as mandated by the Sarbanes-Oxley Act of 2002; c) increased operating expenses of $2.9 million related to acquisitions; d) increased expenses of $2.6 million related to our information systems and e) increased expenses of $1.8 million resulting from the relatively weak U.S. dollar in most of fiscal year 2005 for our foreign operations as the selling, general and administrative expenses are translated into U.S. dollars. These increases were partially offset by (i) increased income on equity investment in dpiX Holding of $3.4 million and (ii) decreased fees of $2.6 million related to certain commission arrangements.

Interest Income, Net

	Fiscal Years
(Dollars in millions)	2006	% Change	2005	% Change	2004
Interest income, net	$9.3	178%	$3.4	157%	$1.3

The increase in interest income, net in fiscal year 2006 compared to fiscal year 2005 was attributable to an increase in interest rates in fiscal year 2006.

The increase in interest income, net in fiscal year 2005 compared to fiscal year 2004 was attributable to an increase in interest rates in fiscal year 2005 over fiscal year 2004, partly offset by decreases in the levels of cash, cash equivalents and marketable securities between fiscal years 2004 and 2005.

Taxes on Earnings

	Fiscal Years
	2006	Change	2005	Change	2004
Effective tax rate	24%	(9)%	33%	(2)%	35%

The decrease in the effective tax rates in fiscal year 2006 from fiscal year 2005 was primarily due to tax benefits related to (i) the repatriation of foreign earnings under the American Jobs Creation of 2004 (the “Jobs Creation Act”), which resulted in a decrease in our effective tax rate of approximately four percentage points, (ii) a deferred tax asset adjustment for certain prior years’ state and federal temporary differences, which resulted a decrease in our effective tax rate of approximately two percentage points, (iii) the reduction of reserves for potential tax contingencies as a result of the lapse of the statute of limitations in certain domestic jurisdictions, which resulted in a one percentage point decrease in our effective tax rate and a shift in the geographic mix of earnings towards countries with lower tax rates, which resulted in a decrease in our effective tax rate of approximately three percentage points in fiscal year 2006 over fiscal year 2005.

The Jobs Creation Act introduced a special one-time dividends received deduction on the repatriation of foreign earnings. During fiscal year 2006, we repatriated approximately $128 million in foreign earnings pursuant to the Jobs Creation Act. We had previously recorded a deferred tax liability of approximately $17 million for taxes for the eventual repatriation of a portion of our foreign earnings. Under the Jobs Creation Act, our tax liability for repatriation of the approximately $128 million in foreign earnings is expected to be $5 million. Therefore, we recorded a net tax benefit of approximately $12 million. We also recorded a net tax benefit of $7.2 million in fiscal year 2006 related to adjustments of certain prior years’ state and federal temporary differences. In addition, a tax benefit of approximately $3 million recorded in fiscal year 2006 was related to the reduction of reserves for potential tax contingencies as a result of the lapse of the statute of limitations in certain domestic jurisdictions.

The decrease in effective tax rate in fiscal year 2005 from fiscal year 2004 was primarily due to a shift of earnings towards countries with lower statutory rates.

In general, our effective income tax rate differs from the U.S. federal statutory rate largely as a result of foreign income taxed at rates lower than the U.S. federal rate, state income taxes and, the extraterritorial income exclusion. Our future effective tax rate could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof.

Net Earnings Per Diluted Share

	Fiscal Years
	2006	% Change	2005	% Change	2004
Net earnings per diluted share	$1.81	21%	$1.50	27%	$1.18

The increase in earnings per diluted share in fiscal year 2006 from fiscal year 2005 can be attributed to the increase in total revenues, the reduction in effective tax rate and the reduction in outstanding shares of common stock due to stock repurchases. Net earnings per diluted share increased in fiscal year 2006 from fiscal year 2005 by $0.31. These results include incremental share-based compensation expenses of $0.20 per diluted share related to our adoption of SFAS 123(R). The incremental share-based compensation expenses were partially offset by a one-time tax benefit of $0.09 per diluted share related to the repatriation of foreign earnings under the Jobs Creation Act, a net tax benefit of $0.05 per diluted share related adjustments of certain prior years’ state and federal temporary differences and a $0.01 per diluted share related to the release of a reserve for certain contingencies associated with the sale of our Electron Device Business in 1995, which was classified as earnings from discontinued operations, net of taxes, in the Consolidation Statement of Earnings.

The increase in earnings per diluted share in fiscal year 2005 from fiscal year 2004 can be attributed to the increase in total revenues, improvements in gross margins, the reduction in effective tax rate and the reduction in outstanding shares of common stock due to stock repurchases.

Net Orders

Total Net Orders (by segment and region)	Fiscal Years
(Dollars in millions)	2006	% Change	2005	% Change	2004
Oncology Systems:
North America	$861	19%	$722	3%	$700
Total International	674	6%	633	31%	483

Total Oncology Systems	$1,535	13%	$1,355	15%	$1,183

X-ray Products:
North America	$111	45%	$76	28%	$59
Total International	131	3%	128	3%	125

Total X-ray Products	$242	19%	$204	11%	$184

Other:	$43	33%	$32	4%	$31

Total Net Orders	$1,820	14%	$1,591	14%	$1,398

The increase in our total net orders for fiscal year 2006 over fiscal year 2005 was primarily due to the 13% increase in Oncology Systems net orders. In fiscal year 2006, North American Oncology Systems net orders grew 19% from fiscal year 2005 compared to 3% and 11% in fiscal years 2005 and 2004, respectively, from the respective prior fiscal years. The growth in North American net orders reflected increased demand for our new accessory products that enable IGRT (including our OBI) and for the Trilogy linear accelerators. We believe Oncology Systems is experiencing its strongest growth in North America as this region adopts IGRT technology. After several years of strong growth driven by the rapid adoption of IMRT technology, international net orders increased modestly by 6% in fiscal year 2006, compared to 31%, 36% and 30% in fiscal years 2005, 2004 and 2003 over the respective year earlier periods. Consistent with what we saw in North America, we expect rates of growth to lower following a rapid IMRT adoption cycle and as IMRT becomes an established treatment methodology in the international regions. We are however also beginning to see, to a limited extent, demand for our new accessory products that enable IGRT (including our OBI) as these international regions enter the initial stages of adoption of IGRT. We expect that IGRT will continue to be one of the main contributors to net orders and revenues growth in our Oncology Systems business segment, with North America ahead of international regions in the timing of adoption.

We continue to believe that Oncology Systems business segment can sustain global long-term growth of 10% to 15% due to fundamental market factors for growth in the radiation therapy market that we believe have remained unchanged. In any given period, however, orders growth in either North America or international regions, or both, could be outside of this range. The actual timing of sales and revenue recognition will vary significantly based on the delivery requirements of individual orders and the readiness of individual customer sites for installation of our products and are usually shorter for some types of orders, such as upgrades (i.e. the addition of new features or accessories to existing equipment). Thus, orders in any quarter or period are not necessarily directly correlated to the level of sales or revenues in any particular future quarter or period. Moreover, as the overall mix of net orders includes a greater proportion of software products and newly introduced Oncology Systems products, which typically have longer time from order to completion of installation, the average time period within which orders convert into sales could lengthen and our deferred revenues may increase and margins may fall. The net orders growth in Oncology Systems also benefited from the growing demand of our software products for treatment planning and information management and our brachytherapy products.

X-ray Products have relatively short turn around from net orders to shipments. X-ray Products net orders increased by 19% for fiscal year 2006 compared to fiscal year 2005 due to continuing robust demand for our flat panel detectors. After years of investment in flat panel technology, the flat panel detector product line has become a significant contributor to our X-ray Products business segment. We believe the flat panel detector product line will continue to experience high growth as flat panel detectors which enable filmless X-ray imaging replace traditional X-ray products in many medical applications.

Net orders in the “Other” category, comprised of SIP and GTC, increased by 33% in fiscal year 2006 compared to fiscal year 2005 primarily due to a substantial increase in orders from OEM customers for our Linatron X-ray accelerators for cargo screening and border protection. While we are optimistic about the long-term potential of our SIP business and encouraged by the increased interest in our products, use of this technology in security cargo screening and border protection is in its early stages and governmental agencies have provided limited public information about plans for adopting such technologies. Orders for our SIP products may be unpredictable as governmental agencies may place larger orders with our OEM customers in a short time period and then may not place any orders for a long time period thereafter. The actual timing of sales and revenue recognition will vary significantly as it is difficult to predict our customer delivery and acceptance schedules. Thus, orders in any quarter or period are not necessarily directly correlated to the level of sales or revenues in any particular future quarter or period.

Backlog

At September 29, 2006, we had a backlog of $1.4 billion, an increase of 19% compared to September 30, 2005. Our Oncology Systems backlog at September 29, 2006 increased by 18% from September 30, 2005, including a 27% increase for North America and a 6% increase for international regions.

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

Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash, cash equivalents and marketable securities:

(In millions)	September 29, 2006	September 30, 2005	Increase/ (Decrease)
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$272	$243	$29
Marketable securities	94	139	(45)

Total	$366	$382	$(16)

The net decrease in cash and cash equivalents and marketable securities during fiscal year 2006 was primarily a result of using cash and cash proceeds from maturities of marketable securities for the repurchase of common stock of $271 million, capital expenditures of $41 million, investment in dpiX Holding of $12 million for the construction of a manufacturing facility in Colorado, employee tax payments of $8 million against 162,288 withheld shares in connection with restricted performance share awards and restricted common stock vested, contribution of $5 million to the trust assets of our deferred compensation plan, which invests in corporate-owned life insurance contracts. All of these decreases were significantly offset by $202 million cash generated from operating activities, $74 million of cash provided by the issuance of common stock related to stock option exercises and employee stock purchases and $52 million of cash provided by the excess tax benefits from share-based compensation.

At September 29, 2006, we had approximately $191 million or 52% of total cash, cash equivalents and marketable securities in the United States. Approximately $175 million or 48% of total cash, cash equivalents and marketable securities was held abroad and could be subject to additional taxation if it were repatriated to the United States. In fiscal year 2006, we repatriated $128 million in foreign earnings pursuant to the Jobs Creation Act. Our tax liability for repatriation of the $128 million in foreign earnings was $5 million.

Cash Flows

	Fiscal Years
(In millions)	2006	2005	2004
Net cash flow provided by (used in):
Operating activities	$202	$252	$234
Investing activities	(12)	52	(36)
Financing activities	(156)	(195)	(142)
Effects of exchange rate changes on cash and cash equivalents	(5)	1	(3)

Net increase in cash and cash equivalents	$29	$110	$53

Our primary cash inflows and outflows for fiscal years 2006, 2005 and 2004 were as follows:

•	We generated net cash from operating activities of $202 million in fiscal year 2006, compared to $252 million and $234 million in fiscal years 2005 and 2004, respectively. In connection with our adoption of SFAS 123(R) in fiscal year 2006, we reported $52 million of excess tax benefits from shared based compensation as cash provided by financing activities, which was previously reported as cash provided by operating activities in fiscal years 2005 and 2004.

The $50 million decrease in net cash from operating activities during fiscal year 2006 from 2005 was driven by a net change of $38 million in operating assets and liabilities (working capital items) and a net decrease in non-cash items of $51 million, partially offset by an increase in net earnings of $39 million.

The major contributors to the net change in working capital items in fiscal year 2006 were accounts receivable, inventories, accrued expenses, deferred revenues and advance payments from customers.

¡	Accounts receivables increased due to higher revenues in fiscal year 2006 compared to the prior year and the continuing shift to a higher proportion of international deliveries, which typically have a longer collection cycle than North America and a longer period from shipment to revenue recognition.

¡	Inventories increased due to the continuing shift to a higher proportion of international deliveries, which typically have a longer period from shipment to cost recognition, as well as due to anticipated customer demands for both Oncology Systems and X-ray Products business segments.

¡	Accrued expenses increased primarily due to increase in income taxes payable. The increase in income taxes payable was the result of lower estimated tax payments made during fiscal year 2006.

¡	Deferred revenues increased due to increasing revenue recognition deferrals related to timing of completion of installation of our Oncology Systems products and our growing sales of new Oncology Systems products, as well as the higher proportion of our Oncology Systems business represented by international revenues with the accompanying longer period from shipment to revenue recognition.

¡	Advance payments from customers increased primarily due to increased orders.

The $18 million increase in cash flow from operating activities from fiscal years 2004 to 2005 was a result of an increase in net earnings of $39 million, partially offset by a net decrease of $13 million in non-cash items, net, due primarily to the decrease in tax benefits from employee stock option exercises and a net change of approximately $8 million in operating assets and liabilities (working capital items). The major contributors to the change in working capital items in fiscal year 2005 were accounts receivable, deferred revenues and inventories. Accounts receivable and inventories increased primarily due to the continuing shift to a higher proportion of international deliveries, which typically have a longer collection cycle than North America and a longer period from shipment to cost recognition. The increase in inventories was also due to anticipated customer demands for both Oncology Systems and X-ray Products. The increase in deferred revenues resulted from increasing revenue recognition deferrals related to timing of completion of installation of our software products and our growing sales of new products, as well as the higher international proportion of our Oncology Systems business with the accompanying longer period from shipment to revenue recognition.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments, accounts receivable collections, inventory management, and the timing of tax and other payments. For additional discussion, see “Risk Factors” in Item 1A.

•	Investing activities used $12 million of net cash in fiscal year 2006, provided $52 million in fiscal year 2005 and used $36 million in fiscal year 2004. Our net proceeds from maturities of marketable securities were $45 million and $121 million, $67 million during fiscal years 2006, 2005 and 2004, respectively. Cash used for purchases of property, plant and equipment was $41 million in fiscal year 2006, compared to $44 million and $24 million in fiscal years 2005 and 2004, respectively. We also invested $12 million in dpiX Holding for the construction of a manufacturing facility in Colorado. We did not acquire any businesses during fiscal year 2006, compared to using cash of $12 million and $72 million in fiscal years 2005 and 2004, respectively, for that purpose.

•	Financing activities used net cash of $156 million in fiscal year 2006 compared to $195 million and $142 million in fiscal years 2005 and 2004, respectively. In fiscal year 2006, we used $271 million for the repurchase of common stock, $8 million (the value of withheld shares) for employees’ taxes due when restricted performance share awards and restricted common stock vested and $3 million for repayment of bank borrowings. These uses were partially offset by cash proceeds of $74 million from employee stock option exercises and employee stock purchases and $52 million in excess tax benefits from share-based compensation. In fiscal year 2005, we used $227 million for repurchases of common stock and $5 million for repayment of bank borrowings and received proceeds of $38 million from stock option exercises and employee stock purchases. In fiscal year 2004, we used $202 million for repurchases of common stock and received $46 million in proceeds from stock option exercises and employee stock purchases.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, will be approximately 4% of revenues in fiscal year 2007.

Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the United States and global economies. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents and cash to be generated from operations will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements through fiscal year 2007. We currently anticipate that we will continue to utilize our strong liquidity and cash flows from operations to repurchase our common stock, make strategic acquisitions, invest in the growth of our business and invest in systems and processes.

Days Sales Outstanding

Trade accounts receivable days sales outstanding, or DSO, were 94 days at September 29, 2006 compared to 82 days at September 30, 2005. Our accounts receivable and DSO are primarily impacted by timing of product shipments, collections performance and payment terms. The increase in DSO for fiscal year 2006 over fiscal year 2005 was related to our growing sales of new products and the continuing shift to a higher proportion of international sales, which typically have a longer collection cycle than North America.

Stock Repurchase Program

During fiscal years 2006, 2005 and 2004, we paid $271 million, $227 million and $202 million, respectively, to repurchase 5,395,100 shares, 5,960,000 shares and 5,576,000 shares, respectively, of our common stock under various Board of Directors authorizations. All shares that have been repurchased have been retired. As of September 29, 2006, 1,500,000 shares of our common stock remained available for repurchase under an authorization that expires on December 31, 2006. On November 20, 2006, we announced that our Board of Directors had approved the repurchase of an additional 4.5 million shares of our common stock over the period prior to September 28, 2007.

Contractual Obligations

The following summarizes our contractual obligations as of September 29, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
(In millions)	Fiscal Year 2007	Fiscal Years 2008 - 2009	Fiscal Years 2010 - 2011	Beyond	Total
Long term debt(1)	$7.9	$17.0	$14.5	$17.9	$57.3
Interest obligation on long term debt	3.8	5.9	3.5	1.6	14.8
Operating Leases(2)	11.5	15.9	8.1	6.1	41.6
Mandatorily redeemable instrument(3)	12.1	—	—	—	12.1
Investment in dpiX Holding(4)	24.5	—	—	—	24.5

Total	$59.8	$38.8	$26.1	$25.6	$150.3

(1)	At September 29, 2006, we had long term debt of $57.3 million. Long-term debt, including current maturities, decreased $2.7 million from September 30, 2005 due to principal repayments of $2.7 million. The fixed interest rates on the outstanding debt on this date ranged from 6.70% to 7.58% with a weighted average interest rate of 6.88%. As of September 29, 2006, land and buildings with a carrying amount of $9.9 million were pledged as collateral against certain loans we assumed related to purchases of land and buildings in Las Vegas. The remaining unsecured loan agreements contain a covenant that requires us to pay prepayment penalties if we elect to pay off this debt before the maturity dates and the market interest rate is lower than the fixed interest rates of the debt at the time of repayment. It also contains covenants that limit future borrowings and cash dividend payments and require us to maintain specified levels of working capital and operating results. During fiscal years 2004, 2005 and 2006, the Company was in compliance with all restrictive covenants of the unsecured term loan agreements.

(2)	We lease office space and have entered into other lease commitments in North America as well as various locations in Europe, Asia, Australia and Latin America. Operating leases include future minimum lease payments under all our noncancelable operating leases as of September 29, 2006.

(3)

Following a decision by Mitsubishi Electric Co., or MELCO, to exit the radiotherapy equipment and service business and its desire to do so in a nondisruptive manner with an established radiotherapy equipment service provider, we entered into two separate transactions with MELCO contemporaneously whereby (i) we purchased MELCO’s radiotherapy equipment service business to service MELCO’s existing customers and (ii) we formed a three-year joint venture, or JVA, in Japan with MELCO that was effective as of February 3, 2004. The joint venture was accomplished through MELCO’s purchase on February 3, 2004, of a 35% ownership interest in our Japanese subsidiary, VMS KK, for 1.4 billion Japanese Yen, or US$13.5 million. At the end of the JVA period, MELCO is required to unconditionally sell and we are required to unconditionally repurchase MELCO’s 35% ownership interest in VMS KK at the original price (1.4 billion Japanese Yen). The Company has accounted for MELCO’s 35% ownership interest as a mandatorily redeemable financial instrument, which is included in “Accrued expenses” and “Other long-term liabilities” in the Consolidated Balance Sheets, as of September 29, 2006 and September 30, 2005, respectively. The mandatorily redeemable financial instrument amounted to US$12.1 million and US$12.5 million as of September 29, 2006 and September 30, 2005, respectively.

In addition, MELCO is also eligible for a contingent “earn out” payment at the end of the JVA period, which represents 100% of the net profits or losses of the radiotherapy equipment service business during the three-year JVA period. For the period from February 2, 2004 to September 29, 2006, net profits for the radiotherapy equipment service business totaled approximately $3.6 million, which would be payable to MELCO at the end of the JVA period assuming the business did not generate any future profits and losses.

For further discussion regarding these two transactions with MELCO, see Note 2 “Balance Sheet Components” and Note 8 “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements.

(4)	As of September 29, 2006, through an investment in a consortium, dpiX Holding LLC, or dpiX Holding, we held an indirect ownership interest of 38.4% in dpiX LLC, or dpiX. In March 2006, we and the other member of dpix Holding agreed in principle to invest an aggregate of $92 million in dpiX Holding for dpiX to acquire and construct a manufacturing facility in Colorado to increase its production capacity. The members’ contributions for this facility are based on their percentage of ownership interest in dpiX Holding. As of September 29, 2006, we had contributed approximately $12 million to dpiX Holding related to this manufacturing facility and expect to invest an additional $25 million over the next 12 months. For further discussion regarding these transactions, see Note 4 “Related Party Transactions” of the Notes to the Consolidated Financial Statements.

Total debt as a percentage of total capital decreased to 8.0% at September 29, 2006 compared to 9.9% at September 30, 2005 largely due to the increases in retained earnings and capital in excess of par value during fiscal year 2006. The ratio of current assets to current liabilities decreased to 1.80 to 1 at September 29, 2006 from 1.87 to 1 at September 30, 2005.

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

As described below, we have accrued a total of $15.5 million at September 29, 2006 to cover our liabilities for these cleanup projects.

•	Various uncertainties make it difficult to estimate the likelihood or cost of certain third-party claims, project management costs and legal costs at all of the sites and facilities. In addition, for these eight sites and one of these facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities. As of September 29, 2006, we nonetheless estimated that our future exposure (net of VI’s and VSEA’s indemnification obligations) for these cleanup costs, third-party claims, project management costs and legal costs ranged in the aggregate from $3.6 million to $7.2 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year to 14 years as of September 29, 2006. We believe that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $3.6 million as of September 29, 2006. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

•	As to all other facilities, we have gained sufficient knowledge to better estimate the scope and costs of future cleanup activities based upon formal agreements with other parties defining our future liabilities or formal cleanup plans that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the facility. As of September 29, 2006, we estimated that the our future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs at these facilities, and reimbursements of third-party’s claims for these facilities, ranged in the aggregate from $9.8 million to $36.4 million. The time frames over which these cleanup project costs are estimated vary with each facility, ranging from 2 years to 30 years as of September 29, 2006. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $17.7 million at September 29, 2006. We accordingly accrued $11.9 million, which represents our best estimate of the future costs of $17.7 million discounted at 4%, net of inflation.

At September 29, 2006, our reserve for environmental liabilities, based upon future environmental related costs estimated as of that date, was calculated as follows:

(In millions)	Recurring Costs	Non-Recurring Costs	Total Anticipated Future Costs
Fiscal Years:
2007	$0.7	$1.1	$1.8
2008	0.6	1.2	1.8
2009	0.7	0.6	1.3
2010	0.6	0.5	1.1
2011	0.6	0.4	1.0
Thereafter	11.6	2.7	14.3

Total costs	$14.8	$6.5	21.3

Less imputed interest			(5.8)

Reserve amount			$15.5

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

We receive certain cash payments in the form of settlements and judgments from defendants, our insurers and other third parties from time to time. We have also reached an agreement with an insurance company under which the insurance company has agreed to pay a portion of our past and future environmental-related expenditures, and we therefore had included a $3.0 million receivable in “Other assets” at September 29, 2006. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has in the past paid the claims that we have made.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. As of September 29, 2006, we have not incurred any costs since the spin-offs to defend lawsuits or settle claims related to these indemnification arrangements.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS 154, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for accounting for and reporting a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within the net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for us in the first quarter of fiscal year 2007. We do not believe the adoption of SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or SFAS 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation is effective for us in the first quarter of fiscal year 2008. We are evaluating the impact of the adoption of this statement on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS 157 may have on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), or SFAS 158. SFAS 158 requires us to (a) recognize a plan’s funded status in the statement of financial position, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur through other comprehensive income. The requirement to recognize the funded status of a defined benefit plan and the disclosure requirements are effective for us in fiscal year ending September 28, 2007. Based on the funded status of our plan obligations disclosed in

Note 9 of the Notes to the Consolidated Financial Statements, the estimated impact of adopting SFAS 158 would have been a decrease in September 29, 2006 total assets of approximately $3 million, an increase in total liabilities of approximately $18 million and a reduction in stockholders’ equity of approximately $21 million, excluding impact of taxes. There would have been no impact on our September 29, 2006 Consolidated Statements of Earnings or Cash Flows. The actual impact of the implementation of SFAS 158 on the September 28, 2007 financial statements will differ due to changes in economic assumptions such as discount rates, measurement of fair values of plan assets, and other changes in actuarial assumptions that will occur in connection with our next measurement date on September 28, 2007.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108, to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact on both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements that were not deemed material under a company’s prior approach but are material under the SAB 108 approach. SAB 108 is effective for our fourth quarter of fiscal year ending September 28, 2007. We are assessing the potential impact that SAB 108 may have on our consolidated financial position, results of operations or cash flows.

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

We have significant transactions denominated in foreign currencies and address certain financial exposures through a program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and typically hedge many of these firmly committed foreign currency denominated sales orders. These firmly committed foreign currency sales orders, excluding the amounts relating to the products made outside of the United States, are hedged with forward exchange contracts. We enter into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts range from one to twelve months in original maturity. As of September 29, 2006, we did not have any forward exchange contracts with an original maturity greater than twelve months. As international deliveries may extend beyond twelve months, we may hedge beyond twelve months in the future.

We also hedge the balance sheet exposures from our various foreign subsidiaries and business units. We enter into monthly foreign currency forward exchange contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

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

The notional values of sold and purchased forward exchange contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding at September 29, 2006 are as follows:

(In millions)	Notional Value Sold	Notional Value Purchased	Unrealized Gain (Loss)	Fair Value
Australian dollar	$26.2	$5.1	$(0.2)	$(0.1)
British pound	28.1	—	(0.9)	(0.7)
Canadian dollar	8.2	—	(0.2)	(0.1)
Danish krone	—	2.0	—	—
Euro	289.8	7.1	(1.3)	(0.9)
Japanese yen	49.9	0.9	0.5	0.7
New Zealand dollar	2.7	—	—	—
Norwegian krone	9.4	2.0	0.1	0.1
Swedish krona	1.9	—	—	—

Totals	$416.2	$17.1	$(2.0)	$(1.0)

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

The principal amount of cash, cash equivalents and marketable securities at September 29, 2006 totaled $366 million with a weighted average interest rate of 3.66% and an estimated average tax equivalent yield of 4.16%. The principal amount of marketable securities had an estimated average tax equivalent yield of 5.59% at September 29, 2006. All of our marketable securities at September 29, 2006 were in municipal bonds. Our investment portfolio of marketable securities is classified as held-to-maturity (with the exception of our auction rate securities which are classified as available-for-sale), and any gains or losses relating to changes in interest rates would occur in the unlikely event of liquidation of all or part of the investment portfolio. Our debt of $57.3 million at September 29, 2006 carried a weighted average fixed interest rate of 6.88% with principal payments due in various installments over an eight-year period.

The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents, marketable securities and long term debt.

	Fiscal Years
(Dollars in millions)	2007	2008	2009	2010	2011	Thereafter	Total
Assets:
Cash and cash equivalents	$272.5	$—	$—	$—	$—	$—	$272.5
Average interest rate	3.67%	—	—	—	—	—	3.67%

Marketable securities	$93.6	$—	$—	$—	$—	$—	$93.6
Average interest rate	3.63%	—	—	—	—	—	3.63%
Liabilities:
Long term debt	$7.9	$9.0	$8.0	$9.0	$5.5	$17.9	$57.3
Average interest rate	6.90%	6.84%	6.90%	6.85%	6.80%	6.92%	6.88%

Mandatorily redeemable instrument	$12.1	$—	$—	$—	$—	$—	$12.1
Average interest rate	0.17%	—	—	—	—	—	0.17%

The estimated fair value of our cash and cash equivalents and marketable securities (48% of which was held abroad at September 29, 2006 and could be subject to additional taxation if it was repatriated to the United States) approximated the principal amounts reflected above based on the maturities of these financial instruments.

The fair value of our debt is estimated based on the current rates available to us for debt of similar terms and remaining maturities. Under this method, the fair value of our debt was estimated to be $60.4 million at September 29, 2006. We determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, it requires considerable judgment in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented is not necessarily indicative of the amount that we or holders of the instrument could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 8.	Financial Statements and Supplementary Data

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Years Ended
(In thousands, except per share amounts)	2006	2005	2004
Revenues:
Product	$1,342,047	$1,161,837	$1,058,702
Service contracts and other	255,773	220,720	176,821

Total revenues	1,597,820	1,382,557	1,235,523

Cost of revenues:
Product	789,674	662,019	604,789
Service contracts and other	144,819	127,517	112,565

Total cost of revenues	934,493	789,536	717,354

Gross margin	663,327	593,021	518,169
Operating expenses:
Research and development	100,408	82,063	72,106
Selling, general and administrative	253,563	205,982	189,378

Total operating expenses	353,971	288,045	261,484

Operating earnings	309,356	304,976	256,685
Interest income	13,974	8,048	5,970
Interest expense	(4,648)	(4,698)	(4,668)

Earnings from continuing operations before taxes	318,682	308,326	257,987
Taxes on earnings	75,120	101,750	90,300

Earnings from continuing operations	243,562	206,576	167,687
Earnings from discontinued operations, net of taxes	1,529	—	—

Net Earnings(1)	$245,091	$206,576	$167,687

Net earnings per share—basic:
Continuing operations	$1.86	$1.56	$1.23
Discontinued operations	0.01	—	—

Net earnings per share	$1.87	$1.56	$1.23

Net earnings per share—diluted:
Continuing operations	$1.80	$1.50	$1.18
Discontinued operations	0.01	—	—

Net earnings per share	$1.81	$1.50	$1.18

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding—Basic	130,964	132,435	136,036

Weighted average shares outstanding—Diluted	135,439	137,835	142,215

(1)	For fiscal year 2006, net earnings included total share-based compensation expense, net of taxes under SFAS 123(R), of $26,902. For fiscal years 2005 and 2004, net earnings included share-based compensation expense, net of taxes, related to restricted stock, of $745 and $762, respectively. See Note 11 of the Notes to the Consolidated Financial Statements for additional information.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)	September 29, 2006	September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$272,508	$243,086
Short-term marketable securities	93,599	135,356
Accounts receivable, net of allowance for doubtful accounts of $4,473 at September 29, 2006 and $5,138 at September 30, 2005	471,820	351,899
Inventories	189,653	164,873
Prepaid expenses and other current assets	25,953	26,211
Deferred tax assets	102,516	95,470

Total current assets	1,156,049	1,016,895
Property, plant and equipment, net	130,318	114,540
Long-term marketable securities	—	3,679
Goodwill	121,389	121,389
Other assets	103,995	60,899

Total assets	$1,511,751	$1,317,402

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$77,985	$71,007
Accrued expenses	265,750	218,604
Deferred revenues	117,813	96,683
Current maturities of long-term debt	7,954	2,689
Product warranty	42,992	39,407
Advance payments from customers	131,462	115,543

Total current liabilities	643,956	543,933
Long-term debt	49,356	57,318
Other long-term liabilities	21,186	57,124

Total liabilities	714,498	658,375

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 129,721 and 130,715 shares issued and outstanding at September 29, 2006 and at September 30, 2005, respectively	129,721	130,715
Capital in excess of par value	265,214	152,263
Deferred stock compensation	—	(1,797)
Retained earnings	406,849	383,667
Accumulated other comprehensive loss	(4,531)	(5,821)

Total stockholders’ equity	797,253	659,027

Total liabilities and stockholders’ equity	$1,511,751	$1,317,402

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(In thousands)	2006	2005	2004
Cash flows from operating activities:
Net earnings	$245,091	$206,576	$167,687
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings from discontinued operations, net of taxes	(1,529)	—	—
Tax benefits from exercises of share-based payment awards	55,583	21,993	33,916
Excess tax benefits from share-based compensation	(51,963)	—	—
Share-based compensation expense	40,847	1,113	1,171
Depreciation	23,723	21,458	20,751
Provision for doubtful accounts receivable	278	1,418	805
Loss on disposal of property, plant and equipment	698	341	179
Amortization of intangible assets	5,853	5,677	4,372
Deferred taxes	(63,936)	5,555	8,409
Net change in fair value of derivatives and underlying commitments	291	4,923	1,907
Income on equity investment in affiliate	(1,414)	(3,391)	—
Other	278	597	1,291
Changes in assets and liabilities:
Accounts receivable	(111,989)	(68,383)	(25,267)
Inventories	(22,907)	(21,927)	(9,389)
Prepaid expenses and other current assets	(1,277)	(1,051)	(6,180)
Accounts payable	5,704	11,748	4,122
Accrued expenses	38,419	18,535	32,952
Deferred revenues	21,130	33,596	(17,286)
Product warranty	3,477	(1,243)	4,256
Advance payments from customers	14,689	14,958	12,964
Other long-term liabilities	712	(696)	(2,750)

Net cash provided by operating activities	201,758	251,797	233,910

Cash flows from investing activities:
Proceeds from maturities or sale of marketable securities	190,315	358,460	318,915
Purchases of marketable securities	(145,000)	(237,850)	(252,011)
Purchases of property, plant and equipment	(41,412)	(43,865)	(24,218)
Equity investment in affiliate	(12,267)	—	—
Increase in cash surrender value of life insurance	(4,993)	(7,885)	(6,002)
Acquisition of businesses, net of cash acquired	—	(12,372)	(71,770)
Notes repayment (receivable) from affiliate and other	120	(4,453)	—
Proceeds from disposal of property, plant and equipment	1,213	42	311
Other, net	537	(317)	(976)

Net cash provided by (used in) investing activities	(11,487)	51,760	(35,751)

Cash flows from financing activities:
Repurchases of common stock	(270,596)	(227,157)	(201,807)
Proceeds from issuance of common stock to employees	73,675	38,161	46,099
Excess tax benefits from share-based compensation	51,963	—	—
Employees’ tax withheld and paid for restricted performance shares	(8,094)	—	—
Repayments on bank borrowings	(2,697)	(5,340)	—
Proceeds from sale of mandatorily redeemable financial instrument	—	—	13,457

Net cash used in financing activities	(155,749)	(194,336)	(142,251)

Effects of exchange rate changes on cash and cash equivalents	(5,100)	995	(2,687)

Net increase in cash and cash equivalents	29,422	110,216	53,221
Cash and cash equivalents at beginning of fiscal year	243,086	132,870	79,649

Cash and cash equivalents at end of fiscal year	$272,508	$243,086	$132,870

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE EARNINGS

	Common Stock		Capital in Excess of Par Value	Deferred Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(In thousands)	Shares	Amount
Balances at September 26, 2003	135,942	$135,942	$91,568	$(2,281)	$351,867	$(3,416)	$573,680
Net earnings	—	—	—	—	167,687	—	167,687
Minimum pension liability adjustment	—	—	—	—	—	3,416	3,416

Comprehensive earnings	—	—	—	—	—	—	171,103

Issuance of common stock	3,679	3,679	42,420	—	—	—	46,099
Tax benefits from exercises of share-based payment awards	—	—	33,916	—	—	—	33,916
Amortization of deferred stock compensation	—	—	—	1,171	—	—	1,171
Repurchases of common stock	(5,576)	(5,576)	(33,919)	—	(162,312)	—	(201,807)

Balances at October 1, 2004	134,045	134,045	133,985	(1,110)	357,242	—	624,162
Net earnings	—	—	—	—	206,576	—	206,576
Minimum pension liability adjustment, net of taxes of $2,867	—	—	—	—	—	(5,821)	(5,821)

Comprehensive earnings	—	—	—	—	—	—	200,755

Issuance of common stock	2,585	2,585	35,576	—	—	—	38,161
Tax benefits from exercises of share-based payment awards	—	—	21,993	—	—	—	21,993
Deferred stock compensation	45	45	1,755	(1,800)	—	—	—
Amortization of deferred stock compensation	—	—	—	1,113	—	—	1,113
Repurchases of common stock	(5,960)	(5,960)	(41,046)	—	(180,151)	—	(227,157)

Balances at September 30, 2005	130,715	130,715	152,263	(1,797)	383,667	(5,821)	659,027
Net earnings	—	—	—	—	245,091	—	245,091
Minimum pension liability adjustment, net of taxes of $900	—	—	—	—	—	1,290	1,290

Comprehensive earnings	—	—	—	—	—	—	246,381

Issuance of common stock	4,194	4,194	69,481	—	—	—	73,675
Tax benefits from exercises of share-based payment awards	—	—	55,583	—	—	—	55,583
Issuance of common stock in settlement of restricted performance shares and restricted stock, net of shares withheld for employee taxes	207	207	(8,301)	—	—	—	(8,094)
Share-based compensation expense	—	—	39,480	1,797	—	—	41,277
Repurchases of common stock	(5,395)	(5,395)	(43,292)	—	(221,909)	—	(270,596)

Balances at September 29, 2006	129,721	$129,721	$265,214	$—	$406,849	$(4,531)	$797,253

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

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2006 was the 52-week period ending September 29, 2006. Fiscal year 2005 was the 52-week period ended on September 30, 2005 and fiscal year 2004 was the 53-week period ended on October 1, 2004.

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

In connection with the Spin-offs, the Company, VI and VSEA also entered into various agreements that set forth the principles to be applied in separating the companies and allocating certain related costs and specified portions of contingent liabilities (see Note 8).

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including cash, cash equivalents, marketable securities, accounts receivable, net of allowance for doubtful accounts, and accounts payable approximate fair value due to their short maturities.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Foreign Currency Translation

VMS uses the U.S. dollar as the functional currency for all of its foreign subsidiaries. Accordingly, gains and losses from translation of foreign currency financial statements into U.S. dollars are included in “Cost of revenues” and “Selling, general and administrative expenses” in the Consolidated Statements of Earnings. The aggregate foreign exchange net gain in these accounts was $2.7 million, $0.2 million and $0.9 million in fiscal years 2006, 2005 and 2004, respectively.

Cash and Cash Equivalents

The Company considers currency on hand, demand deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are held in various financial institutions in the United States and internationally.

Marketable Securities

The Company’s marketable securities comprise municipal bonds. Marketable securities with an original maturity of more than three months and less than one year at the date of purchase are considered to be short-term. Auction rate securities are classified as short-term available-for-sale securities. Other marketable securities are classified as held-to-maturity because the Company has the intent and ability to hold these securities to maturity. The held-to-maturity securities are carried at amortized cost using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. Additionally, the Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary, if any, are recorded as charges in the Consolidated Statements of Earnings. The Company did not have any impairment loss on marketable securities for fiscal years 2006, 2005 and 2004. At September 29, 2006, all investments were in compliance with the corporate investment policy which requires a credit rating of A or better and a maturity of less than three years.

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

Inventories

Inventories are valued at the lower of cost or market (realizable value). Cost is computed using standard cost, which approximates actual cost on a first-in-first-out or average basis.

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

Long-Lived Assets

The Company reviews long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any impairment loss for long-lived assets in fiscal years 2006, 2005 or 2004.

Goodwill and Intangible Assets

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Intangible Assets (“SFAS 142”), the Company performs an annual impairment test for goodwill and intangible assets with indefinite lives. Purchased intangible assets are carried at cost, net of accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives of approximately two to twenty years using the straight-line method.

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

Revenue Recognition

The Company’s revenues are derived primarily from hardware and software products sales and contract services of Oncology Systems products, X-ray products and Security and Inspection products.

Hardware Products

The Company recognizes revenues for hardware products in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”) when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For an arrangement with multiple deliverables, the Company recognizes product

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

sales in accordance with Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) with revenues allocated among the different elements. The Company typically requires its customers to provide a down payment prior to transfer of risk of loss of ordered products or prior to performance under service contracts. These down payments are recorded as “Advance payments from customers” in the Consolidated Balance Sheets.

For Oncology Systems and Security and Inspection hardware products with installation obligations, the Company recognizes as revenues a portion of the product purchase price upon transfer of risk of loss and defers revenue recognition on the portion associated with product installation until “acceptance,” provided that all other criteria for revenue recognition under SAB 104 and EITF 00-21 are met. The portion deferred is the greater of the fair market value of the installation services for such products or the amount of payment contractually linked to the “acceptance.” However, when (a) all of the purchase price for the hardware product is conditioned upon “acceptance,” (b) the hardware product does not have value to the customer on a standalone basis, or (c) there is no objective and reliable evidence of the fair value of the undelivered item, the Company defers all revenues until “acceptance” in accordance with the treatment for “delivered items” under EITF 00-21.

Installation of Oncology Systems and Security and Inspection hardware products involves the Company’s testing of each product at its factory prior to delivery of such product to ensure that the product meets the Company’s published specifications. Once these tests establish that the specifications have been met, the product is then disassembled and shipped to the customer’s site as specified in the customer contract. Risk of loss is transferred to the customer either at the time of shipment or delivery, depending upon the shipping terms of the contract. At the customer’s site, the product is reassembled, installed and retested in accordance with the Company’s installation procedures to ensure and demonstrate compliance with the Company’s published specifications for such product.

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

The Company does not have installation obligations for X-ray tubes, digital image detectors, spare parts and certain hardware products in Oncology Systems and Security and Inspection business. For the products that do not include installation obligations, the Company recognizes revenues upon the transfer of risk of loss, which is either at the time of shipment or delivery, depending upon the shipping terms of the contract, provided that all other criteria under SAB 104 and EITF 00-21 are met.

Software Products

The Company recognizes revenues for software products in accordance with SOP No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Agreements. The Company recognizes license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the vendor’s fee is fixed or determinable, collection of the related receivable is probable, delivery of the product has occurred and the Company

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

has received from the customer an acceptance form acknowledging installation and substantial conformance with the Company’s specifications (as set forth in the user manual) for such product, or upon verification of installation when customer acceptance is not required to be received, provided that all other criteria for revenue recognition under SOP 97-2 have been met. Revenues earned on software arrangements involving multiple elements are allocated to each element based on vendor-specific objective evidence of the fair value (“VSOE”), which is based on the price charged when the same element is sold separately. In instances when evidence of VSOE of all undelivered elements exists, but evidence does not exist for one or more delivered elements, revenues are recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).

Installation of the Company’s software products involves a certain amount of customer-specific implementation to enable the software product to function within the customer’s operating environment (i.e., with the customer’s information technology network and other hardware, with the customer’s data interfaces and with the customer’s administrative processes) and substantially in conformance with the Company’s specifications (as set forth in the user manual) for such product. With the Company’s software products, customers do not have full use of the software (i.e., functionality) until the software is installed as described above and functioning within the customer’s operating environment. Therefore, the Company recognizes 100% of software revenues upon receipt from the customer of the Company’s acceptance form acknowledging installation and such substantial conformance, or upon verification of installation when the Company is not required to receive customer acceptance, or upon the expiration of an acceptance period, provided that all other criteria for revenue recognition under SOP 97-2 have been met.

Other

Revenues related to service contracts are recognized ratably over the period of the related contracts. Revenues related to services performed on a time-and-materials basis are recognized when it is earned and billable.

Share-Based Compensation Expense

Effective October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to the Varian Medical Systems, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), deferred stock units and restricted stock based on their fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the Securities and Exchange Commission (“SEC”) issued SAB No. 107 (“SAB 107”) to provide guidance on SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options and employee stock purchases under the Employee Stock Purchase Plan, deferred stock units and restricted stock based on fair values. The Company’s financial statements for the year ended September 29, 2006 reflect the impact of SFAS 123(R) using the modified prospective transition method.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statements of Earnings for the year ended September 29, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123.

Upon adoption of SFAS 123(R), the Company elected to value its share-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes option-pricing model (the “Black-Scholes model”), which was previously used for its pro forma information required under SFAS 123 for fiscal years 2005 and 2004. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. VMS’s stock options and the option component of the Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates. See Note 11 of the Notes to the Consolidated Financial Statements for a detailed discussion of SFAS 123(R).

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123(R)-3”). The Company has adopted the “short-cut” method provided in FSP 123(R)-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The “short-cut” method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC pool and the Consolidated Statements of Cash Flows of the tax effects of share-based compensation awards that are outstanding upon adoption of SFAS 123(R).

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the computation of net basic and diluted earnings per share:

	Fiscal Years Ended
(In thousands, except per share amounts)	2006	2005	2004
Earnings from continuing operations	$243,562	$206,576	$167,687
Earnings from discontinued operations, net of taxes	1,529	—	—

Net earnings	$245,091	$206,576	$167,687

Basic weighted average shares outstanding	130,964	132,435	136,036
Dilutive effect of potential common shares	4,475	5,400	6,179

Diluted weighted average shares outstanding	135,439	137,835	142,215

Net earnings per share—Basic
Continuing operations	$1.86	$1.56	$1.23
Discontinued operations	0.01	—	—

Net earnings per share	$1.87	$1.56	$1.23

Net earnings per share—Diluted
Continuing operations	$1.80	$1.50	$1.18
Discontinued operations	0.01	—	—

Net earnings per share	$1.81	$1.50	$1.18

In fiscal year 2006, pursuant to SFAS 123 (R), the Company excludes stock options from the computation of diluted weighted average shares outstanding if the per share value, including the sum of (a) the exercise price of the options, (b) the amount of the compensation cost attributed to future services and not yet recognized and (c) the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible, is greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to earnings per share. In fiscal years 2005 and 2004, the Company excluded stock options from the computation of diluted weighted average shares outstanding if the exercise price of the stock option was greater than the average market price of the shares as the Company accounted for stock-based compensation under the intrinsic value method as defined by APB 25. Accordingly, stock options to purchase 4,163,183 shares, 2,740,328 shares and 250,124 shares at weighted average exercise prices of $46.47, $40.07 and $42.25, respectively, were excluded from the computation of diluted weighted average shares outstanding during fiscal years 2006, 2005 and 2004, respectively.

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of revenues.

Research and Development

To date, research and development costs have been expensed as incurred. These costs primarily include employees’ compensations, consulting fees, material costs and research grants primarily to universities.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Comprehensive Earnings

Comprehensive earnings include all changes in equity (net assets) during a period from non-owner sources. The change in comprehensive earnings for all periods presented resulted from a minimum pension liability adjustment, net of taxes (see Note 9).

Taxes on Earnings

Taxes on earnings are based on pretax financial accounting income. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Reclassifications

Certain financial statement items have been reclassified to conform to the current year’s format. These reclassifications had no impact on previously reported net earnings.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for accounting for and reporting a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for the Company in the first quarter of fiscal year 2007. The Company does not believe the adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“SFAS 109”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation is effective for the Company in the first quarter of fiscal year 2008. The Company is evaluating the impact of the adoption of this statement on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the impact that SFAS 157 may have on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires the Company to (a) recognize a plan’s funded status in its statement of financial position, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur through other comprehensive income. The requirement to recognize the funded status of a defined benefit plan and the disclosure requirements are effective for the Company’s fiscal year ending September 28, 2007. Based on the funded status of the Company’s plan obligations disclosed in Note 9 of the Notes to the Consolidated Financial Statements, the estimated impact of adopting SFAS 158 would have been a decrease in total assets at September 29, 2006 of approximately $3 million, an increase in total liabilities of approximately $18 million and a reduction in shareholders’ equity of approximately $21 million, excluding impact of taxes. There would have been no impact on the Company’s September 29, 2006 Consolidated Statements of Earnings or Cash Flows. The actual impact of the implementation of SFAS 158 on the September 28, 2007 financial statements will differ due to changes in economic assumptions such as discount rates, measurement of fair values of plan assets, and other changes in actuarial assumptions that will occur in connection with the next measurement date on September 28, 2007.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact on both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements that were not deemed material under a company’s prior approach but are material under the SAB 108 approach. SAB 108 is effective for the Company’s fourth quarter of fiscal year ending September 28, 2007. The Company is assessing the potential impact that SAB 108 may have on its consolidated financial position, results of operations or cash flows.

2. BALANCE SHEET COMPONENTS

The following tables provide details of selected balance sheet components:

(In millions)	September 29, 2006	September 30, 2005
Marketable securities:
Short-term marketable securities	$93.6	$135.3
Long-term marketable securities	—	3.7

Total marketable securities(1)	$93.6	$139.0

(1)	Marketable securities are all municipal bonds.

At September 29, 2006, the remaining contractual maturities of all marketable securities were less than one year. Of the total marketable securities at September 29, 2006, $90.0 million was classified as available-for-sale and $3.6 million was classified as held-to-maturity.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In millions)	September 29, 2006	September 30, 2005
Inventories:
Raw materials and parts	$108.5	$96.4
Work-in-progress	14.4	16.3
Finished goods	66.8	52.2

Total inventories	$189.7	$164.9

Property, plant and equipment:
Land and land improvements	$11.1	$10.0
Buildings	111.7	98.0
Machinery and equipment	183.5	176.1
Construction in progress	11.9	10.9
Assets subject to lease	0.8	1.9

	319.0	296.9
Accumulated depreciation and amortization	(188.7)	(182.3)

Property, plant and equipment, net	$130.3	$114.6

Accrued expenses:
Accrued compensation and benefits	$103.3	$96.5
Income taxes payable	82.6	49.7
Other	79.9	72.4

Total accrued expenses	$265.8	$218.6

Other long-term liabilities:

As of September 29, 2006, other long-term liabilities primarily consisted of accruals for environmental costs that are not expected to be expended within fiscal year 2007 and deferred income tax liabilities. As of September 30, 2005, other long-term liabilities primarily consisted of deferred income tax liabilities, accruals for environmental costs that were not expected to be expended within fiscal year 2006 and the mandatorily redeemable financial instrument as discussed below. The current portion of the accruals for environmental costs is included within “Accrued expenses.”

Mandatorily Redeemable Financial Instrument

In addition to purchasing the radiotherapy equipment service business (the “Service Business”) of Mitsubishi Electric Co. (“MELCO”) as discussed in more detail in Note 8, the Company entered into a joint venture with MELCO on February 3, 2004, through MELCO’s purchase of a 35% ownership interest in VMS’s Japanese subsidiary (“VMS KK”) for 1.4 billion Japanese Yen, or US$13.5 million. During the three-year joint venture (“JVA”) period, MELCO is not entitled to any profits or losses generated by VMS KK. However, MELCO is entitled to elect one of the five members of VMS KK’s board of directors. At the end of the three-year JVA period (February 2007), MELCO is unconditionally required to sell and VMS is unconditionally required to repurchase MELCO’s 35% ownership interest in VMS KK at the original sale price (1.4 billion Japanese Yen) and there are no settlement alternatives to such a repurchase obligation. The Company has accounted for MELCO’s 35% ownership interest as a mandatorily redeemable financial instrument, which is included in “Accrued expenses” and “Other long- term liabilities” in the Consolidated Balance Sheets as of September 29, 2006 and September 30, 2005,

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

respectively. The mandatorily redeemable financial instrument amounted to $12.1 million and $12.5 million as of September 29, 2006 and September 30, 2005, respectively, based on then-current exchange rates.

3. GOODWILL AND INTANGIBLE ASSETS

Pursuant to SFAS 142, the Company performs an annual impairment test for goodwill and intangible assets with indefinite useful lives. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives, which range from approximately two to twenty years.

The Company performed its annual SFAS 142 goodwill impairment assessment for its two reporting units that have goodwill in the fourth quarter of fiscal year 2006 and determined that there was no impairment. However, the Company could be required to record impairment charges in future periods if indicators of potential impairment exist.

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” on the Consolidated Balance Sheets as follows:

(In millions)	September 29, 2006	September 30, 2005
Intangible Assets:
Acquired existing technology	$14.1	$14.1
Patents, licenses and other	13.9	13.9
Customer contracts and supplier relationship	10.1	10.1
Accumulated amortization	(24.3)	(18.4)

Net carrying amount	$13.8	$19.7

Amortization expense for intangible assets required to be amortized under SFAS 142 was $5.9 million, $5.7 million and $4.4 million for fiscal years 2006, 2005 and 2004, respectively. The Company estimates amortization expense on a straight-line basis for fiscal years 2007 through 2011 and thereafter, to be as follows (in millions): $4.5, $3.0, $2.4, $2.0, $1.3 and $0.6.

The following table reflects goodwill allocated to the Company’s reportable segments:

(In millions)	September 29, 2006	September 30, 2005
Oncology Systems	$120.9	$120.9
X-ray Products	0.5	0.5

Total	$121.4	$121.4

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. RELATED PARTY TRANSACTIONS

In fiscal years 1999 and 2000, VMS invested a total of $5 million in a three member consortium for a 20% ownership interest in dpiX Holding LLC (“dpiX Holding”), which in turn invested $25 million for an 80.1% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin-film transistor arrays (“flat panels”) for the Company’s X-ray Products’ digital imaging subsystems and for its Oncology Systems’ On-Board Imager or PortalVision imaging systems. During fiscal years 2006, 2005 and 2004, the Company purchased flat panels from dpiX totaling approximately $14.1 million, $11.3 million and $9.8 million, respectively, which are included as a component of “Inventory” in the Consolidated Balance Sheets and “Cost of revenues—product” in the Consolidated Statements of Earnings for such years. VMS had the right to appoint one manager of the five person board of managers and the investment was accounted for under the equity method. In accordance with the dpiX Holding agreement, net losses were to be allocated to the other two members, in succession, until their capital accounts equaled zero, before being allocated to VMS. The dpiX Holding agreement also provided that net profits were to be allocated to the other two members, in succession, until their capital accounts equaled the net losses previously allocated, then to the three members in accordance with their ownership interests.

In September 2004, VMS acquired another member’s entire 20% ownership interest in dpiX Holding for $1 million. As a result, VMS has the right to appoint two managers of the five person board of managers and its ownership interest in dpiX Holding increased to 40% with the remaining 60% being held by the other original member. When VMS acquired this additional 20% ownership interest, the capital account of the selling member was nearly zero because it was the first in the consortium to be allocated losses. However, dpiX Holding has been profitable since VMS acquired the additional 20% ownership interest. As a result, VMS was the first to be allocated net profits to recover previously allocated losses and recorded in fiscal years 2006 and 2005 income on the equity investment in dpiX Holding of $1.4 million and $3.4 million, respectively, which is included in “Selling, general and administrative” expenses in the Consolidated Statements of Earnings.

In accordance with the dpiX agreement, the member that owns the other 19.9% ownership interest in dpiX had the right to sell back to dpiX on dpiX’s last business day in December 2004, 2005 and 2006, cumulatively all of that member’s ownership interest for $5 million if dpiX had not become a publicly traded company as of the last business day in December 2004. In December 2004, that member exercised its right to sell back to dpiX its 19.9% ownership interest. On each of December 22, 2005 and December 24, 2004, dpiX repurchased from that member a 7.96% ownership interest for a payment of $2 million (in aggregate, 15.92% interest for $4 million). The remaining 3.98% ownership interest will be repurchased by dpiX in December 2006. In accordance with the dpiX agreement, the repurchased ownership interest was allocated to the two remaining members of dpiX Holding. As a result, VMS’s indirect ownership interest in dpiX increased to 38.4% as of September 29, 2006.

In December 2004, VMS agreed to loan $2 million to dpiX in four separate installments, bearing interest at prime rate plus 1% per annum. The principal balance is due and payable to VMS in twelve equal quarterly installments beginning in October 2006; interest is payable in full according to the same quarterly schedule, but beginning in April 2005; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable hereunder, is fully due and payable on July 10, 2009. As of September 29, 2006, the note receivable from dpiX totaled $2 million, is primarily included in “Other Assets” in the Consolidated Balance Sheet. As of September 30, 2005, the note receivable from dpiX totaled $2 million, which is included in “Other Assets.”

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In March 2006, VMS and the other member of dpiX Holding agreed in principle to invest an aggregate of $92 million in dpiX Holding for dpiX to acquire and construct a manufacturing facility in Colorado to increase its production capacity. The members’ contributions for this facility are based on their percentage of ownership interest in dpiX Holding. As of September 29, 2006, VMS had contributed to dpiX Holding approximately $12 million, which is included in “Other assets.” VMS expects to invest in dpiX Holding for an additional $25 million over the next twelve months.

5. DEBT

Debt outstanding at September 29, 2006 and September 30, 2005 is summarized as follows:

(Dollars in millions)	September 29, 2006	September 30, 2005
Unsecured term loan, 6.70% due in installments of $6.25 payable in fiscal years 2008, 2010, 2012, and 2014	$25.0	$25.0
Unsecured term loan, 6.76% due in installments of $5.25 payable in fiscal years 2007, 2009, and 2011	15.8	15.8
Unsecured term loan, 7.15% due in annual installments of $2.5 payable in fiscal years 2006—2010	10.0	12.5
Loans assumed through purchases of land and buildings, 7.34% and 7.58% due in monthly installments (including principal and interest) of $0.06 payable in fiscal years 2006—2012 and balloon payments of $5.3 in fiscal year 2012(1)	6.5	6.7

	$57.3	$60.0
Less: current maturities of long-term debt	7.9	2.7

Long-term debt	$49.4	$57.3

(1)	As of September 29, 2006, land and buildings with a carrying amount of $9.9 million were pledged as collateral against these loans.

The remaining unsecured term loan agreements contain a covenant that requires the Company to pay prepayment penalties if the Company elects to pay off this debt before the maturity dates and the market interest rate is lower than the fixed interest rates of the debt at the time of repayment. They also contain covenants that limit future borrowings and cash dividend payments and require the Company to maintain specified levels of working capital and operating results. For all fiscal years presented within these consolidated financial statements, the Company was in compliance with all restrictive covenants of the unsecured term loan agreements.

Interest paid on debt was $4.1 million for each of fiscal years 2006, 2005 and 2004. At September 29, 2006, aggregate debt maturities for fiscal years 2007 through 2011 and thereafter are as follows (in millions): $7.9, $9.0, $8.0, $9.0, $5.5 and $17.9.

The fair value of the Company’s debt was estimated to be $60.4 million at September 29, 2006 based on the then-current rates available to the Company for debt of similar terms and remaining maturities. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities (“SFAS 133”), the Company measures all derivatives at fair value on the Consolidated Balance Sheets. The accounting for gains or losses resulting from changes in the fair values of those derivatives depends upon the use of the derivative and whether it qualifies for hedge accounting. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment must be recognized in earnings, together with elements excluded from effectiveness testing and the ineffective portion of a particular hedge. The Company’s derivative instruments are recorded at their fair value in “Prepaid expenses and other current assets” and “Accrued expenses” on the Company’s Consolidated Balance Sheets.

The Company has significant transactions denominated in foreign currencies and addresses certain financial exposures through a program of risk management that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and typically hedges many of these firmly committed foreign currency sales orders. These firmly committed foreign currency sales orders are hedged using forward exchange contracts. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts range from one to twelve months in original maturity. As of September 29, 2006, the Company did not have any forward exchange contracts with an original maturity greater than twelve months. As international deliveries may extend beyond twelve months, the Company may hedge beyond twelve months in the future.

The Company currently uses only derivatives that are designated as fair value hedges as prescribed by SFAS 133. For each derivative contract, the Company formally documents at the hedge’s inception the relationship between the hedging instrument (forward contract) and hedged item (firmly committed foreign currency denominated sales order), the nature of the risk being hedged, as well as its risk management objective and strategy for undertaking the hedge. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values of hedged items. As the terms of the forward exchange contract and the underlying transaction are matched at inception, forward exchange contract effectiveness is calculated by comparing the cumulative change in the fair value of the forward exchange contract to the change in the spot rates of the related firm commitment. If a derivative qualifies as a fair value hedge, changes in the fair value of the derivative are offset against changes in the fair value of the underlying firm commitment, the difference of which is recognized currently in “Cost of revenues.” Hedges are tested for effectiveness by comparing the foreign currency forward rate at inception versus the current balance sheet rate forward adjusted. The change reflects the Company’s conclusion that, under SFAS 133, hedge effectiveness will not be impacted when time value is included in hedge effectiveness testing, as the critical terms of the contract and the underlying hedged item, including maturity, are matched. The Company could experience ineffectiveness on any specific hedge transaction if the hedged item (a previously firmly committed sales order) is cancelled or if the delivery date is re-scheduled.

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

During fiscal year 2006, there were no material gains or losses due to hedge ineffectiveness. At September 29, 2006, the Company had foreign exchange forward contracts for fair value hedges with notional values to sell and purchase $245.7 million and $15.1 million, respectively, in various foreign currencies. At September 30, 2005, the Company had foreign currency forward exchange contracts for fair value hedges that matured throughout fiscal year 2006 with notional values to sell $304.0 million and to purchase $11.1 million in various foreign currencies. At September 29, 2006, all open forward exchange contracts were deemed effective.

7. GUARANTEES

Indemnification Agreements

In conjunction with the sale of the Company’s products in the ordinary course of business, the Company provides standard indemnification of business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to its products. The terms of these indemnification arrangements are generally perpetual. The maximum potential amount of future payments the Company could be required to make under these arrangements is unlimited. As of September 29, 2006, the Company had not incurred any costs since the Spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, the Company believes the estimated fair value of these arrangements is minimal.

VMS has entered into indemnification agreements with its directors and officers that may require VMS to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, and to advance their expenses incurred as a result of any legal proceeding against them as to which they could be indemnified.

Product Warranty

The Company provides for estimated future costs of warranty obligations in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee. The Company warrants most of its products for a specific period of time, usually one year, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company will incur to repair or replace product parts that fail while still

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

under warranty. The amount of accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates will include historical experience of similar products, as well as reasonable allowance for start-up expenses. On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends.

The following table reflects the changes in the Company’s accrued product warranty during fiscal years 2006 and 2005:

(In millions)	September 29, 2006	September 30, 2005
Accrued product warranty, beginning of fiscal year	$39.4	$40.7
Charged to cost of revenues	41.9	28.0
Actual product warranty expenditures	(38.3)	(29.3)

Accrued product warranty, end of fiscal year	$43.0	$39.4

8. COMMITMENTS AND CONTINGENCIES

Lease Commitments

At September 29, 2006, the Company was committed to minimum rentals under noncancelable operating leases (including rent escalation clauses) for fiscal years 2007, 2008, 2009, 2010 and 2011 and thereafter, as follows (in millions): $11.5, $8.9, $7.0, $4.7, $3.4 and $6.1, respectively. Rental expense for fiscal years 2006, 2005 and 2004 (in millions) was $19.4, $20.5 and $16.7, respectively.

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

On February 2, 2004, VMS KK purchased the Service Business in Japan and certain other Asian and South American countries for 2.0 billion Japanese Yen, or US$19.1 million, plus a contingent “earn out” payable to MELCO at the end of the JVA period. This “earn out” payment is equivalent to 100% of the net profits or losses of the Service Business for the three-year period. The Company accounted for the purchase of the Service Business as an acquisition and 100% of the profits and losses from VMS KK are reflected in the Company’s consolidated results. The Company accounts for the “earn out” payment equivalent to 100% of the net profits or losses of the Service Business during the three-year period as an adjustment to the purchase price of the acquisition at the end of the JVA period. For the period from February 2, 2004 to September 29, 2006, net profits for the Service Business totaled approximately $3.6 million. Assuming no future profits and losses, $3.6 million would be payable to MELCO at the end of the three-year JVA period.

In addition to purchasing the Service Business, the Company entered into a distributor arrangement with MELCO to sell MELCO radiotherapy equipment products through VMS KK for two years. During that two-year period, which ended February 2, 2006, the Company did not sell any MELCO radiotherapy equipment products.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The JVA was accomplished through MELCO’s purchase on February 3, 2004 of a 35% ownership interest in VMS KK for 1.4 billion Japanese Yen, or US$13.5 million. During the three-year JVA period, MELCO is not entitled to any profits or losses generated by VMS KK. However, MELCO is entitled to elect one of the five members of VMS KK’s board of directors. At the end of the three-year JVA period, MELCO is required to unconditionally sell and the Company is required to unconditionally repurchase MELCO’s 35% ownership interest in VMS KK at the original sale price (1.4 billion Japanese Yen) and there are no settlement alternatives to such a repurchase obligation. The Company has accounted for MELCO’s 35% ownership interest as a mandatorily redeemable financial instrument, which is included in “Accrued expenses” and “Other long-term liabilities” in the Consolidated Balance Sheets, as of September 29, 2006 and September 30, 2005, respectively.

Contingencies

The U.S. Environmental Protection Agency (“EPA”) or third parties have named the Company as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at eight sites where the Company, as Varian Associates, Inc., is alleged to have shipped manufacturing waste for recycling or disposal, and as a PRP the Company may have an obligation to reimburse the EPA or other third parties for cleanup costs at these sites. In addition, the Company is overseeing environmental cleanup projects and, as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company’s sale of its Electron Devices business during 1995 and the sale of its thin film systems business during 1997). Under the terms of the agreement governing the Spin-offs of VI and VSEA, by the Company in 1999, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $1.3 million, $1.1 million and $2.1 million (net of amounts borne by VI and VSEA) during fiscal years 2006, 2005 and 2004, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.

Various uncertainties make it difficult to estimate the likelihood or cost of certain third-party claims, project management costs and legal costs at all of the sites and facilities. In addition, for these eight sites and one of these facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future cost of such activities. As of September 29, 2006, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) for these cleanup costs, third party-claims, project management costs and legal costs ranged in the aggregate from $3.6 million to $7.2 million. The time frames over which these cleanup project costs are estimated vary ranging from one year up to 14 years as of September 29, 2006. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $3.6 million as of September 29, 2006. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

As to all other facilities, the Company has gained sufficient knowledge to better estimate the scope and costs of future cleanup activities based upon formal agreements with other parties defining the Company’s future liabilities or formal cleanup plans that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the facility. As of September 29, 2006, the Company estimated that the Company’s future exposure (net of

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

VI’s and VSEA’s indemnification obligations) for the cleanup costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in the aggregate from $9.8 million to $36.4 million. The time frames over which these cleanup project costs are estimated vary, ranging from 2 years to 30 years as of September 29, 2006. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $17.7 million at September 29, 2006. The Company accordingly accrued $11.9 million, which represents its best estimate of the future costs of $17.7 million discounted at 4%, net of inflation. This accrual is in addition to the $3.6 million described in the preceding paragraph.

At September 29, 2006, the Company’s reserve for environmental liabilities, based upon future environmental-related costs estimated as of that date, was calculated as follows:

(In millions)	Recurring Costs	Non-Recurring Costs	Total Anticipated Future Costs
Fiscal Years:
2007	$0.7	$1.1	$1.8
2008	0.6	1.2	1.8
2009	0.7	0.6	1.3
2010	0.6	0.5	1.1
2011	0.6	0.4	1.0
Thereafter	11.6	2.7	14.3

Total costs	$14.8	$6.5	21.3

Less imputed interest			(5.8)

Reserve amount			$15.5

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

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial strength of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company’s past and future environmental-related expenditures, and the Company therefore included a $3.0 million receivable in “Other assets” at September 29, 2006. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has in the past paid the claims that the Company has made.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. RETIREMENT PLANS

The Company sponsors the Varian Medical Systems, Inc. Retirement Plan (the “Retirement Plan”) — a defined contribution plan that is available to substantially all of its employees in the United States. Under Section 401(k) of the Internal Revenue Code, the Retirement Plan allows for tax-deferred salary contributions by eligible employees.

Participants can contribute from 1% to 40% of their eligible base compensation to the Retirement Plan (up to 25% on a pre-tax basis and an additional 15% on an after-tax basis (for those employees with one or more years of service with the Company)). However, participant contributions are limited to a maximum annual amount as determined periodically by the Internal Revenue Service. The Company matches eligible participant contributions dollar for dollar for the first 6% of eligible base compensation. In addition, should a participant elect to contribute his or her Employee Incentive Plan award to the Retirement Plan, the Company matches 6% of this contribution. All matching contributions vest immediately. The Retirement Plan allows participants to invest up to 25% of their contributions in shares of VMS’s common stock as an investment option. The Company also sponsors four defined benefit plans for regular full-time employees in Germany, Japan, Switzerland and the United Kingdom. Total retirement and defined benefit plan expense for all retirement plans amounted to $15.5 million, $14.4 million and $13.8 million for fiscal years 2006, 2005 and 2004, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Obligations and Funded Status

The funded status of the defined benefit and post-retirement benefit plans as of September 29, 2006 and September 30, 2005 was as follows:

	Defined Benefit Plans		Post-Retirement Benefit Plans
(In millions)	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation—beginning of fiscal year	$86.2	$67.1	$6.6	$6.7
Service cost	3.8	3.1	—	—
Interest cost	3.4	3.2	0.3	0.4
Plan participants’ contributions	3.9	4.5	—	—
Plan amendments	(0.2)	—	—	—
Actuarial loss	7.0	12.5	0.2	0.1
Foreign currency changes	5.2	(1.9)	—	—
Benefit and expense payments	(3.7)	(2.6)	(0.6)	(0.6)
Transfers in	—	0.3	—	—

Benefit obligation—end of fiscal year	$105.6	$86.2	$6.5	$6.6

Change in plan assets:
Plan assets—beginning of fiscal year	$65.9	$54.2	$—	$—
Employer contributions	8.1	4.0	0.6	0.6
Actual return on plan assets	6.1	7.7	—	—
Plan participants’ contributions	3.8	4.5	—	—
Foreign currency changes	4.1	(1.9)	—	—
Benefit and expense payments	(3.7)	(2.6)	(0.6)	(0.6)

Plan assets—end of fiscal year	$84.3	$65.9	$—	$—

Funded status	$(21.3)	$(20.3)	$(6.5)	$(6.6)
Unrecognized transition obligation	—	—	1.6	2.2
Unrecognized prior service cost	1.2	1.4	0.1	0.1
Unrecognized net loss (gain)	24.5	19.6	0.2	(0.1)
Distributions	—	—	0.1	0.1

Net amount recognized	$4.4	$0.7	$(4.5)	$(4.3)

Amounts recognized within the consolidated balance sheet:
Prepaid (accrued) pension expense	$3.1	$1.5	$(4.5)	$(4.3)
Accrued benefit liability	(5.2)	(9.5)	—	—
Accumulated other comprehensive loss	6.5	8.7	—	—

Net amount recognized	$4.4	$0.7	$(4.5)	$(4.3)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The total fair value of plan assets, projected benefit obligation and accumulated benefit obligation for those defined benefit plans where accumulated benefit obligation exceeded the fair value of plan assets as of the end of the fiscal years were as follows:

	Defined Benefit Plans
(In millions)	2006	2005
Projected benefit obligation	$63.9	$52.5
Accumulated benefit obligation	$51.0	$42.0
Fair value of plan assets	$46.1	$33.0

The accumulated benefit obligation for all defined benefit plans was $84.1 million and $70.9 million at September 29, 2006 and September 30, 2005, respectively.

Components of Net Periodic Benefit Cost

The Company’s net defined benefit and post-retirement benefit costs are composed of the following:

	Defined Benefit Plans			Post-Retirement Benefit Plans
(In millions)	2006	2005	2004	2006	2005	2004
Service cost	$3.8	$3.1	$3.0	$—	$—	$—
Interest cost	3.4	3.2	2.6	0.3	0.4	0.5
Expected return on assets	(3.4)	(3.0)	(2.2)	—	—	—
Amortization of transition asset	—	0.3	—	0.5	0.5	0.5
Amortization of prior service cost	0.1	0.1	0.1	—	—	—
Recognized actuarial loss	0.9	0.7	0.8	—	—	0.1

Net pension benefit cost	$4.8	$4.4	$4.3	$0.8	$0.9	$1.1

Additional Information

The Company evaluates each defined benefit plan annually to determine whether any additional minimum liability is required. In fiscal year 2006, an adjustment to the additional minimum pension liability was required for certain plans as a result of higher than expected investment returns on assets in certain countries. In fiscal year 2005, an adjustment to the additional minimum pension liability was required for certain plans as a result of the decreases in discount rates and a decrease in expected investment returns. In fiscal year 2004, an adjustment to the additional minimum pension liability was required for certain plans as a result of changes in interest rates and changes in investment returns. The adjustment in the liability was recorded as a charge or a (credit) to Accumulated Other Comprehensive Loss, net of taxes, in stockholders’ equity in the Consolidated Balance Sheets.

	Fiscal Years Ended
(In millions)	2006	2005	2004
Increase (decrease) in minimum liability included in other comprehensive loss, net of taxes	$(1.3)	$5.8	$(3.4)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assumptions

The assumptions used to determine net periodic benefit cost and to compute the expected long-term return on assets for the Company’s defined benefit and post-retirement benefit plans are as follows:

	Fiscal Years Ended
Net Periodic Benefit Cost	2006	2005	2004
Defined benefit plans:
Discount rates	1.75 to 5.00%	2.25 to 5.80%	1.25 to 5.30%
Rates of compensation increase	1.75 to 4.00%	1.75 to 4.30%	1.75 to 4.00%
Expected long-term return on assets	2.50 to 6.80%	0.50 to 7.00%	0.50 to 7.00%

Post-retirement benefit plans:
Discount rate	4.50%	5.75%	5.50%
Expected long-term return on assets	—	—	—

The assumptions used to measure the benefit obligations for the Company’s defined benefit and post-retirement benefit plans are as follows:

Benefit Obligations	September 29, 2006	September 30, 2005
Defined benefit plans:
Discount rates	2.30 to 4.95%	1.75 to 5.00%
Rates of compensation increase	1.75 to 4.25%	1.75 to 4.00%

Post-retirement benefit plans:
Discount rate	6.00%	4.50%

The benefit obligations of defined benefit plans and post-retirement benefit plans were measured as of September 29, 2006 and July 1, 2006, respectively. For defined benefit plans, the discount rate was adjusted as of September 29, 2006 to the range of 2.30% to 4.95% primarily based on the then-current yields on high quality AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations. In countries where the corporate bond market is not sufficiently representative at longer durations, the discount rate also takes into account the yield of long-term government bonds corresponding to the duration of the benefit obligations and the difference between the yield curve on high quality corporate fixed-income investments and government fixed-income investment. Additionally, the rate of projected compensation increase was adjusted as of September 29, 2006 to the range of 1.75% to 4.25% reflecting expected inflation levels and future outlook. For post-retirement benefit plans, the discount rate was increased as of September 29, 2006 to 6.00% based on historical practice and the changing duration of the benefit obligations. The Company reviewed the expected long-term rate of return on defined benefit plan assets. This review consisted of forward-looking projections for a risk-free rate of return, inflation rate, and implied equity risk premiums for particular asset classes. Historical returns were not used. The results of this review were applied to the target asset allocation in accordance with the Company’s planned investment strategies, which are implemented by outside investment managers. The expected long-term rate of return on plan assets was determined based on the weighted average of projected returns on each asset class.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The assumptions used to determine the assumed healthcare cost trend rates for post-retirement benefit plans are as follows:

	Fiscal Years Ended
Assumed Healthcare Cost Trend Rates	2006	2005	2004
Post-retirement benefit plans:
Current medical cost trend rate	13.50%	8.00 to 13.50%	9.00 to 15.00%
Ultimate medical cost trend rate	5.00%	5.00%	5.00%

Assumed healthcare cost trend rates could have an effect on the amounts reported for healthcare plans. A 1.0 percentage point increase in the assumed healthcare cost trend rates would have increased the total service cost and interest cost components reported in fiscal year 2006 by $24,000 and would have increased the post-retirement benefit obligation reported in fiscal year 2006 by $493,000. A 1.0 percentage point decrease in the assumed healthcare cost trend rates would have decreased the total service cost and interest cost components reported in fiscal year 2006 by $22,000 and would have decreased the post-retirement benefit obligation in fiscal year 2006 by $441,000.

Plan Assets

The Company’s defined benefit plans weighted average asset allocations at September 29, 2006 and September 30, 2005 and target allocations for fiscal year-end 2006, by asset category, were as follows:

	September 29, 2006 Target Allocations	Defined Benefit Plans
		September 29, 2006	September 30, 2005
Equity securities	38.4%	38.3%	37.2%
Debt securities	42.4	43.5	44.1
Real estate	3.5	3.5	2.3
Other (1)	15.7	14.7	16.4

Total	100.0%	100.0%	100.0%

(1)	The other category primarily consists of investments in money market funds and in general accounts and other investment funds offered by insurance companies.

The investment objectives of the Company in respect of the defined benefit plan are to generate returns that will enable the defined benefit plans to meet their future obligations. The precise amount of these obligations depends on future events, including the life expectancy of the benefit plans’ members and the level of salary increase. The obligations are estimated using actuarial assumptions, based on the current economic environment. The investment strategy depends on the country to which the defined benefit plan applies. The investment objectives of some defined benefit plans are more conservative than the others. In general, the investment strategy of the defined benefit plans is to balance the requirement to generate return using higher-returning assets such as equity securities, with the need to control risk with less volatile assets, such as fixed income securities. Risks include, among others, the likelihood of the defined benefit plans becoming underfunded, thereby increasing their dependence on contributions from the Company. Within each asset class, consideration is given by investment managers to balance the portfolio among industry sectors, geographies, interest rate sensitivity, dependence on economic growth, currency and other factors that affect investment returns.

The Company contributes to post-retirement benefit plans on a cash basis as benefits are paid. No assets have been segregated and restricted to provide postretirement benefits.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Medicare Prescription Drug Act

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Prescription Drug Act”) was signed into law. The Prescription Drug Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company was impacted by the Prescription Drug Act since it sponsors postretirement benefit plans that provide prescription drug benefits. The Company enrolled all Medicare eligible retirees in fiscal year 2006 in either Medicare Advantage plans or in health plans where prescription drug benefits are supplied via fully insured Prescription Drug Plans. The impact of the Prescription Drug Act on the accumulated postretirement benefit obligation was immaterial.

Estimated Contributions and Future Benefit Payments

The Company made contributions of $8.1 million to the defined benefit plans during fiscal year 2006. This amount is greater than the contributions of $4.0 million made for fiscal year 2005 due primarily to a discretionary employer contribution of $3.5 million made to improve the funding level of the pension plan in the United Kingdom during fiscal year 2006. The Company made contributions of $0.6 million to the post-retirement benefit plans for the fiscal year 2006. The Company expects total contribution to the defined benefit plans and the post-retirement benefit plans for fiscal year 2007 to be approximately $4.7 million and approximately $0.5 million, respectively.

Estimated future benefit payments at September 29, 2006 are as follows:

(In millions)	Defined Benefit Plans	Post-Retirement Benefit Plans	Total
Fiscal Years:
2007	$2.3	$0.5	$2.8
2008	2.6	0.6	3.2
2009	2.9	0.6	3.5
2010	2.9	0.6	3.5
2011	3.1	0.6	3.7
2012-2016	18.0	3.0	21.0

	$31.8	$5.9	$37.7

10. STOCKHOLDERS’ EQUITY

Stockholder Rights Plan

The VMS’s Board of Director has adopted a stockholder rights plan. Under the plan, a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock was made to stockholders of record on December 4, 1998 and one Right issued in connection with each share of VMS’s common stock issued thereafter. The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock (an “Acquiring Person”) or announces a tender offer for 15% or more of the common stock. Each Right entitles stockholders to buy one one-thousandth of a share of VMS’s Participating Preferred Stock, par value $1.00 per share, at an exercise price of $105 per Right, subject to adjustment from time to time. However, if any person becomes an Acquiring Person, each Right will then entitle its holder (other than the Acquiring Person)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to purchase at the exercise price VMS’s common stock (or, in certain circumstances, VMS’s Participating Preferred Stock) having a market value at that time of twice the Right’s exercise price. The Rights would also entitle holders (other than the Acquiring Person) to purchase at the exercise price common stock of the Acquiring Person having a market value at that time of twice the Right’s exercise price if the Acquiring Person were to control VMS’s Board of Directors and cause VMS to enter into certain mergers or other transactions. In addition, if an Acquiring Person acquired between 15% and 50% of VMS’s voting stock, VMS’s Board of Directors may, at its option, exchange one share of VMS’s common stock for each Right held (other than Rights held by the Acquiring Person). The Rights will expire on December 4, 2008, unless earlier redeemed by the Board of Directors at $0.001 per Right.

Stock Repurchase Program

On November 12, 2003, VMS’s Board of Directors authorized a repurchase of up to three million shares (on a pre-July 30, 2004 stock split basis) of its common stock over the period through August 31, 2005. On November 19, 2004, VMS’s Board of Directors authorized an additional repurchase by VMS of up to six million shares of its common stock over the period through December 31, 2005. On November 21, 2005, VMS’s Board of Directors authorized a repurchase of up to an additional six million shares of its common stock over the period through December 31, 2006. VMS paid $271 million in fiscal year 2006 to repurchase 5,395,100 shares of its common stock, $227 million in fiscal year 2005 to repurchase 5,960,000 shares of its common stock and $202 million in fiscal year 2004 to repurchase 5,576,000 shares of its common stock. All shares that have been repurchased have been retired. As of September 29, 2006, 1,500,000 shares of the Company’s common stock remained available for repurchase under the November 21, 2005 authorization.

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

11. EMPLOYEE STOCK PLANS

Employee Stock Plans

During fiscal year 1991, VMS adopted the stockholder-approved Omnibus Stock Plan (the “Omnibus Plan”) under which shares of common stock could be issued to officers, directors, key employees and consultants. The Omnibus Plan was amended and restated as of the spin-offs. The maximum number of shares that could have been issued was limited to twenty million shares. Stock options granted under the Omnibus Plan have an exercise price equal to the closing market price of the underlying stock on the grant date (unless the stock market was closed on the grant date, in which case the exercise price was equal to the average of the highest and lowest quoted selling prices on the stock market on the day before and the day after the grant date) and expire no later than ten years from the grant date. Options granted under the Omnibus Plan before November 2000 were generally exercisable in cumulative installments of one-third each year, commencing one year following date of grant. Options granted after November 2000 were exercisable in the following manner: the first one-third one year from the date of

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

grant, with the remainder vesting monthly during the following two-year period. No further awards may be made under the Omnibus Plan.

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

In February 2005, VMS’s stockholders approved the 2005 Omnibus Stock Plan (the “2005 Plan”), which provides for the grant of equity incentive awards, including stock options, restricted stock, stock appreciation rights, performance units, restricted stock units and performance shares of up to (a) four million shares, plus (b) the number of shares authorized for issuance, but never issued, under the Omnibus Plan and the 2000 Plan, plus (c) the number of shares subject to awards previously granted under the Omnibus Plan and 2000 Plan that terminate, expire, or lapse and (d) amounts granted in substitution of options in connection with certain transactions. For purposes of the total number of shares available for grant under the 2005 Plan, any shares that are subject to awards of stock options or stock appreciation rights shall be counted against the available-for-grant limit as one share for every one share issued, and any shares issued in connection with awards other than stock options and stock appreciation rights shall be counted against the available-for-grant limit as three shares for every one share issued. All awards may be subject to restrictions on transferability and continued employment as determined by the Compensation and Management Development Committee. As of the stockholders’ approval, awards could no longer be made under the Omnibus Plan or the 2000 Plan.

In November 2005, the Company’s Board of Directors approved changes in the employee service requirement for grants of non-qualified stock options made on or after November 17, 2005 under the 2005 Plan to employees who are eligible for retirement at the time of grant from the Company. Under the new requirements, if an employee retires within one year of the grant date, the number of shares subject to the stock option shall be reduced proportionally by the time during such one-year period that the employee ceased to be an employee of the Company (based upon a 365 day year). The revised number of shares subject to the stock option would continue to vest in accordance with the original vesting schedule, and the remaining shares cancelled as of the date of retirement. Under the old requirements, if an employee retired within one year of the grant date, all shares subject to the option grant would continue to vest in accordance with the original vesting schedule.

In February 2006, VMS’s stockholders approved the Amended and Restated 2005 Omnibus Stock Plan (the “Amended 2005 Plan”), which modified the 2005 Plan to permit the grant of deferred stock units to non-employee directors. Each deferred stock unit is deemed to be the equivalent of one share of VMS’s common stock. Deferred stock units will vest over a period of not less than one year from the date of grant, unless otherwise provided in the grant agreement as determined by VMS’s Board of Directors, and vesting may be pro rata during the vesting period. Payment of deferred stock units generally will be made in shares of VMS’s common stock upon the earlier of the third anniversary of the grant date or the director’s termination.

Effective October 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

employees and directors including stock options and employee stock purchases under the Employee Stock Purchase Plan, deferred stock units and restricted stock based on fair values. The Company’s financial statements for the year ended September 29, 2006 reflect the impact of SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Consolidated Statements of Earnings for the year ended September 29, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. For the year ended September 29, 2006, total share-based compensation expense, before taxes on earnings, was $40.8 million. There was no share-based compensation expense related to stock options and employee stock purchases recognized under the intrinsic value method of APB 25 for fiscal years 2005 and 2004. For fiscal years 2005 and 2004, share-based compensation expense related to restricted stock, before taxes on earnings, was $1.1 million and $1.2 million, respectively, which was recorded under APB 25.

Upon adoption of SFAS 123(R), the Company elected to value its share-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes model, which was previously used for its pro forma information required under SFAS 123 for fiscal years 2005 and 2004. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. VMS’s stock options and the option component of the Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

The fair value of options granted and the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Employee Stock Plans			Employee Stock Purchase Plan
	2006	2005	2004	2006	2005	2004
Expected terms (in years)	4.17	4.00	4.00	0.50	0.50	0.50
Risk-free interest rate	4.4%	3.6%	3.0%	4.7%	3.3%	1.5%
Expected volatility	29.3%	30.2%	34.2%	24.7%	18.6%	19.1%
Expected dividend yield	—	—	—	—	—	—
Weighted average fair value at grant date	$15.48	$11.62	$10.25	$10.45	$8.14	$9.03

The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of option by employees. Upon the adoption of SFAS 123(R), the Company determined the expected term of stock options based on the demographic grouping of employees and retirement eligibility. Prior to October 1, 2005, the Company determined the expected term of stock options based on the demographic grouping of employees. Upon the adoption of

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SFAS 123(R), the Company used a combination of historical and implied volatility (“blended volatility”) in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB 107. Implied volatility was derived based on six-month traded options on VMS’s common stock. Prior to October 1, 2005, the Company used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The selection of the blended volatility approach was based upon the availability of traded options on VMS’s stock and the Company’s assessment that blended volatility is more representative of future stock price trends than just historical volatility alone. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of VMS’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

As share-based compensation expense recognized in the Consolidated Statements of Earnings for the year ended September 29, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For the year ended September 29, 2006, the Company adjusted share-based compensation expense based on its actual forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to October 1, 2005, the Company accounted for forfeitures as they occurred.

The table below summarizes the effect of recording share-based compensation expense under SFAS 123(R) for the year ended September 29, 2006 which is allocated as follows:

(In thousands, except per share amounts)	September 29, 2006
Cost of revenues—Product	$3,748
Cost of revenues—Service contracts and other	2,982
Research and development	4,338
Selling, general and administrative	29,779
Taxes on earnings	(13,945)

Net decrease in net earnings	$26,902

Increase (decrease) on:
Cash flows from operating activities	$(51,963)
Cash flows from financing activities	$51,963

Decrease on:
Net earnings per share—Basic	$0.21
Net earnings per share—Diluted	$0.20

During the year ended September 29, 2006, total share-based compensation expense recognized in earnings before taxes was $40.8 million and the total related recognized tax benefit was $13.9 million. During the years ended September 30, 2005 and October 1, 2004, total share-based compensation expense recognized in earnings before taxes was $1.1 million and $1.2 million, respectively, and the total related recognized tax benefit was $0.4 million for each of those years. Total share-based compensation expense capitalized as part of inventory for the year ended September 29, 2006 was $2.3 million.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Activity under the Omnibus Plan, the 2000 Plan, the 2005 Plan and the Amended 2005 Plan (together, the “Employee Stock Plans”) is presented below:

	Shares Available for Grant	Options Outstanding
(In thousands, except per share amounts)		Number of Shares	Weighted Average Exercise Price
Balance at September 26, 2003 (12,224 options exercisable at a weighted average exercise price of $11.36)	8,814	16,494	$14.13
Granted	(3,266)	3,266	32.90
Canceled or expired(2)	102	(108)	25.35
Exercised	—	(3,408)	11.41

Balance at October 1, 2004 (11,953 options exercisable at a weighted average exercise price of $14.30)	5,650	16,244	$18.40
Authorized	4,000	—	—
Granted(1)	(2,767)	2,725	39.58
Canceled or expired	67	(67)	32.48
Exercised	—	(2,296)	13.06

Balance at September 30, 2005 (12,761 options exercisable at a weighted average exercise price of $18.22)	6,950	16,606	$22.56
Granted(1)	(3,306)	2,634	50.40
Cancelled or expired(2)	172	(180)	36.06
Exercised	—	(3,949)	16.24

Balance at September 29, 2006	3,816	15,111	$28.90

(1)	During fiscal year 2005, VMS granted to a senior executive 44,368 shares of restricted common stock under the Omnibus Plan and to an employee 1,000 shares of restricted common stock under the 2005 Plan. During fiscal year 2006, VMS issued 201,701 shares (net of 161,931 shares withheld for employees’ taxes) under the Omnibus Plan and the 2000 Plan pursuant to restricted performance shares awarded to several senior executives in fiscal year 2001 which vested in November 2005. VMS also granted to certain employees an aggregate of 6,500 shares of restricted common stock under the 2005 Plan and the Amended 2005 Plan. In addition, VMS awarded to its directors an aggregate of 16,000 deferred stock units under the Amended 2005 Plan. Restricted common stock, restricted performance shares and deferred stock units awarded under the 2005 Plan and the Amended 2005 Plan are deducted from shares available for grant in a one to three ratio.

(2)	During fiscal year 2004, VMS excluded from shares available for grant 6,000 shares of cancelled or expired options that were granted before the Spin-offs under VMS’s previous, now inactive, stock option plans. During fiscal year 2005, there were no canceled or expired options that were granted before the Spin-offs. During fiscal year 2006, VMS excluded from shares available for grant 11,360 shares of expired options that were granted before the spin-offs of VI and VSEA under VMS’s previous, now inactive, stock option plans. In addition, during fiscal year 2006, VMS cancelled 1,000 shares of restricted common stock that had been previously granted to an employee.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the year ended September 29, 2006, the total pre-tax intrinsic value of options exercised was $137 million. The following table summarizes information related to options outstanding and exercisable under the Employee Stock Plans at September 29, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
(In thousands, except years and per-share amounts)
$3.88 – $13.89	1,025	2.4	$5.11	$49,490	1,025	2.4	$5.11	$49,490
$13.95 – $14.72	2,653	4.1	13.95	104,635	2,653	4.1	13.95	104,635
$14.73 – $21.27	1,763	5.0	17.91	62,552	1,763	5.0	17.91	62,552
$21.50 – $29.19	1,977	5.7	24.40	57,313	1,977	5.7	24.40	57,313
$32.10 – $39.85	4,860	7.1	35.79	85,533	3,765	6.9	34.97	69,364
$40.21 – $52.07	2,680	9.0	49.16	11,349	200	7.6	41.83	2,313
$52.08 – $60.32	153	9.5	59.11	14	72	9.4	60.32	—

Total	15,111	6.2	$28.90	$370,886	11,455	5.4	$23.26	$345,667

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on VMS’s closing stock price of $53.39 as of September 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

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

The following table illustrates the pro forma information regarding the effect on net earnings and net earnings per share if the Company had accounted for the share-based employee compensation under the fair value method of accounting:

	Fiscal Years Ended
(In thousands, except per share amounts)	2005	2004
Net earnings, as reported	$206,576	$167,687
Add: Stock-based employee compensation expense included in reported net earnings under APB No. 25, net of related tax effects	745	762
Deduct: Total stock-based employee compensation determined under the fair value method for all awards, net of related tax effects	(24,325)	(21,069)

Pro forma net earnings	$182,996	$147,380

Net earnings per share—Basic:
As reported	$1.56	$1.23

Pro forma	$1.38	$1.08

Net earnings per share—Diluted:
As reported	$1.50	$1.18

Pro forma	$1.33	$1.04

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 29, 2006, there was $33.6 million of total unrecognized compensation expense related to stock options granted under the Employee Stock Plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.7 years.

The activity for restricted stock, restricted performance shares and deferred stock units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Balance at September 30, 2005	409	$16.90
Granted	23	57.11
Vested	(365)	14.05
Cancelled or expired	(1)	39.11

Balance at September 29, 2006	66	$46.05

During fiscal year 2001, VMS granted to several of its senior executives 363,632 restricted performance shares under the Omnibus Plan, which vested in November 2005. During fiscal year 2005, VMS granted to another senior executive and an employee 44,368 shares and 1,000 shares, respectively, of restricted common stock under the Omnibus Plan and the 2005 Plan, respectively. The restricted common stock granted to the senior executive in fiscal year 2005 vests in cumulative installments of one-third every five years. The restricted common stock granted to the employee in fiscal year 2005 was cancelled in fiscal year 2006. In the event that VMS terminates the executive’s service prior to the end of the vesting period or the executive retires more than three years prior to the date such vesting occurs, any unvested restricted common stock is forfeited.

In fiscal year 2006, the Company awarded 6,500 shares of restricted stock to several employees and 16,000 deferred stock units to its non-employee directors. The restricted common stocks granted to employees in fiscal year 2006 vest semi-annually or annually over periods of up to three years. The deferred stock units vest over a period of one year and the shares will be delivered to each director on the earlier of three years after the grant date or upon departure from the Board of Directors.

Stock compensation for restricted common stock and deferred stock units is measured at the stock’s fair value on the date of grant and is amortized over their respective vesting periods. For fiscal years 2006, 2005 and 2004, VMS recognized total stock based compensation expense related to restricted stock and restricted performance shares of $0.3 million, $1.1 million, and $1.2 million respectively in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.

In addition, the Company recognized $0.6 million of compensation expense related to deferred stock units in fiscal year 2006 and did not recognize any compensation expense related deferred stock units in fiscal years 2005 and 2004.

As of September 29, 2006, unrecognized compensation expense totaling $2.7 million was related to restricted stock and deferred stock units granted under the Employee Stock Plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 8.3 years. The 364,632 shares that vested during the year ended September 29, 2006 were restricted performance shares and restricted stock, and the total fair value of these shares upon vesting was $18 million. The Company withheld 162,288 shares (fair value of approximately $8 million) for employees’ minimum withholding taxes at vesting.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employee Stock Purchase Plan

VMS has an Employee Stock Purchase Plan (the “ESPP”), under which eight million shares of common stock can be issued to substantially all employees in the United States. The participants’ purchase price for VMS common stock under the ESPP is the lower of 85% of the closing market price on the first trading day of each six-month period in the fiscal year or the last trading day of the same six-month period. VMS issued approximately 245,000 shares for $9.6 million in fiscal year 2006, 290,000 shares for $8.2 million in fiscal year 2005 and 270,000 shares for $7.2 million in fiscal year 2004 under the ESPP. At September 29, 2006, 5,040,746 shares were available for issuance under the ESPP.

12. TAXES ON EARNINGS

The Company accounts for income taxes using SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 provides for an asset and liability approach under which deferred income taxes are based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

Taxes on earnings from continuing operations were as follows:

	Fiscal Years Ended
(In millions)	2006	2005	2004
Current provision:
Federal	$85.6	$50.2	$49.3
State and local	10.3	6.1	7.5
Foreign	43.2	40.0	25.1

Total current	139.1	96.3	81.9

Deferred provision (benefit):
Federal	(51.7)	3.6	9.5
State and local	(10.4)	—	0.8
Foreign	(1.9)	1.9	(1.9)

Total deferred	(64.0)	5.5	8.4

Taxes on earnings	$75.1	$101.8	$90.3

Earnings from continuing operations before taxes are generated from the following geographic areas:

	Fiscal Years Ended
(In millions)	2006	2005	2004
United States	$117.9	$127.1	$163.0
Foreign	200.8	181.2	95.0

	$318.7	308.3	$258.0

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effective tax rate differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Years Ended
	2006	2005	2004
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	1.4	1.3	2.1
Non-U.S. income taxed at different rates, net	(5.3)	(2.7)	(0.6)
Repatriation of foreign earnings under the Jobs Creation Act of 2004	(3.8)	—	—
Adjustment of prior years’ deferred tax assets and liabilities related to state income taxes	(2.3)	—	—
Resolution of tax contingencies due to lapses of statute of limitations	(1.0)	—	—
Other	(0.4)	(0.6)	(1.5)

Effective tax rate	23.6%	33.0%	35.0%

The American Jobs Creation Act of 2004 (the “Jobs Creation Act”) introduced a special one-time dividends received deduction on the repatriation of foreign earnings. In fiscal year 2006, the Company repatriated approximately $128 million in foreign earnings pursuant to the Jobs Creation Act. The Company had previously recorded a deferred tax liability of approximately $16.6 million for taxes for the eventual repatriation of a portion of the Company’s foreign earnings. Under the Jobs Creation Act, the Company’s tax liability for repatriation of the approximately $128 million in foreign earnings is estimated to be $4.6 million. Therefore, we recorded a net tax benefit of approximately $12 million in fiscal year 2006.

In fiscal year 2006, the Company recorded a net deferred tax benefit of $7.2 million related to adjustments of certain prior years’ state and federal temporary differences. After conducting a thorough assessment on the materiality of these adjustments, management believes that such adjustments are not material to its fiscal year 2006 or previously reported financial statements.

In addition, a tax benefit of approximately $3 million was recorded in the third quarter of fiscal year 2006 as a result of the reduction of reserves for potential tax contingencies due to the lapse of the statute of limitations in certain domestic jurisdictions.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant components of deferred tax assets and liabilities are as follows:

(In millions)	September 29, 2006	September 30, 2005
Deferred Tax Assets:
Deferred revenues	$40.3	$32.9
Deferred compensation	19.4	19.2
Product warranty	14.1	12.9
Inventory adjustments	13.1	11.5
Equity-based compensation	12.0	—
State deferred taxes	10.8	2.0
Foreign deferred taxes	8.7	—
Environmental Reserve	8.1	8.1
Capitalized research and development	4.2	3.2
Net operating loss carryforwards	2.5	0.7
Other	10.7	13.7

	143.9	104.2
Valuation allowance	(1.6)	(0.7)

Total deferred tax assets	142.3	103.5

Deferred Tax Liabilities:
Net undistributed profits of foreign subsidiaries	—	(23.3)
Goodwill amortization	(8.2)	(6.8)
Foreign deferred taxes	(6.6)	(0.8)
Accelerated depreciation	(1.1)	(4.5)
Other	—	(3.7)

Total deferred tax liabilities	(15.9)	(39.1)

Net deferred tax assets	$126.4	$64.4

Reported As:
Net current deferred tax assets	102.5	95.5
Net long-term deferred tax assets (included in “Other assets”)	30.5	—
Net long-term deferred tax liabilities (included in “Other long-term liabilities”)	(6.6)	(31.1)

Net deferred tax assets	$126.4	$64.4

The Company has not provided for U.S. federal income and foreign withholding taxes on $303.6 million of cumulative undistributed earnings of non-U.S. subsidiaries. Such earnings are intended to be reinvested in the non-U.S. subsidiaries for an indefinite period of time. If such earnings were not considered to be reinvested indefinitely, additional deferred taxes of $45.6 million would be provided. Where excess cash has accumulated in the Company’s non-U.S. subsidiaries and it is advantageous for tax or foreign exchange reasons, subsidiary earnings are remitted.

The Company has federal net operating loss carryforwards of approximately $2.6 million expiring in 2020 and state net operating loss carryforwards of $37.8 million expiring between 2009 and 2024. SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

some or all of the deferred tax asset will not be realized. The valuation allowance relates to net operating loss carryforwards for which the Company believes realization is uncertain. The valuation allowance increased $0.9 million in fiscal 2006. The total valuation allowance of $1.6 million is attributable to the tax benefit of stock option deductions, which, if recognized, would be allocated directly to paid-in-capital.

Income taxes paid were as follows:

	Fiscal Years Ended
(In millions)	2006	2005	2004
Federal income taxes paid, net	$2.7	$32.8	$10.2
State income taxes paid, net	1.6	4.1	2.7
Foreign income taxes paid, net	44.1	27.3	15.8

Total	$48.4	$64.2	$28.7

13. BUSINESS COMBINATIONS

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. SEGMENT INFORMATION

Description of Segments

The Company’s operations are grouped into two reportable operating segments: Oncology Systems and X-ray Products. These reportable operating segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. Beginning on October 1, 2005, the Company moved the BrachyTherapy business from the “Other” category to the Oncology Systems business segment as the CODM has begun to evaluate the BrachyTherapy business as part of the Oncology Systems business segment due to the natural synergies in the area of radiation oncology. At the same time, the Company moved the Security and Inspection Products business (“SIP”) from the Oncology Systems business segment into the “Other” category. The Company’s Ginzton Technology Center (“GTC”) and SIP are reflected in the “Other” category because neither GTC nor SIP meets the criteria of a reportable operating segment as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). All prior period amounts have been adjusted retrospectively to reflect the new segments. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.

The Oncology Systems business segment designs, manufactures, sells and services hardware and software products for treating cancer with radiation, including linear accelerators, treatment simulation and verification products, information management and treatment planning software, advanced brachytherapy products and software and other sophisticated accessory products and services. These products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy treatments and offer the advanced treatment processes of intensity modulated radiation therapy (“IMRT”), and image guided radiation therapy (“IGRT”), as well as treat patients using brachytherapy techniques which involve radiation treatment of tumors with implanted radioactive sources. Oncology Systems’ customers include comprehensive cancer treatment clinics, university research and community hospitals, private and governmental institutions, healthcare agencies, doctors’ offices and cancer care clinics worldwide.

The X-ray Products business segment manufactures and sells X-ray imaging components and subsystems, namely (i) X-ray tubes for use in a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, mammography, special procedures and industrial applications and (ii) flat panel imaging products (also commonly referred to as flat panel detectors) for digital X-ray image capture, which is an alternative to image intensifier tubes for fluoroscopy and X-ray film for radiography. X-ray tubes and flat panel detectors are sold to large imaging systems original equipment manufacturers, or OEMs, that incorporate these X-ray imaging components and subsystems into their medical diagnostic imaging systems and industrial imaging systems. X-ray tubes are also sold directly to end-users for replacement purposes. Flat panel detectors are also being incorporated into next generation imaging equipment, including equipment for IGRT such as the On-Board Imager product (“OBI”), and for dental CT scanning and veterinary X-rays imaging.

We have two other businesses that we report together. The Security and Inspection Products (“SIP”) business designs, manufactures, sells and services Linatron® X-ray accelerators for security and inspection purposes, such as cargo screening, border protection and nondestructive examination for a variety of applications in the casting, power, aerospace, chemical, petro-chemical and automotive industries as well as government and military inspection applications. SIP has also developed a new type of dual energy accelerator, the Linatron K9, which can aid in automatically detecting and alerting

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

operators when high-density nuclear materials associated with dirty bombs or weapons of mass destruction are present during cargo screening and non-intrusive inspection of cargo containers. We generally sell our Linatron X-ray accelerators to original equipment manufacturers who incorporate our accelerators into their inspection systems, which are then sold to customs agencies and other government agencies, as well as to commercial private parties.

Through the Ginzton Technology Center (“GTC”), the Company is developing technologies that enhance its current businesses or may lead to new business areas, including next generation digital X-ray imaging technology, volumetric and functional imaging, improved X-ray sources and technology for security and cargo screening applications. In addition, the Company is developing technologies and products that promise to improve disease management by more precise targeting of radiation, as well as by employing targeted energy and molecular agents to enhance the effectiveness and broaden the application of radiation therapy.

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

Segment Data

	Revenues			Operating Earnings
(In millions)	2006	2005	2004	2006	2005	2004
Oncology Systems	$1,336	$1,156	$1,039	$319	$294	$251
X-ray Products	228	195	165	44	39	31

Total reportable segments	$1,564	$1,351	$1,204	$363	$333	$282

Other	34	32	32	(5)	3	1
Corporate	—	—	—	(49)	(31)	(26)

Total company	$1,598	$1,383	$1,236	$309	$305	$257

	Depreciation & Amortization			Capital Expenditures
	2006	2005	2004	2006	2005	2004
Oncology Systems	$16	$15	$13	$16	$27	$16
X-ray Products	5	6	7	12	4	3

Total reportable segments	$21	$21	$20	$28	$31	$19

Other	1	1	1	1	1	1
Corporate	8	5	4	12	19	4

Total company	$30	$27	$25	$41	$51	$24

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Total Assets			Goodwill
(In millions)	2006	2005	2004	2006	2005	2004
Oncology Systems	$828	$672	$574	$120	$120	$112
X-ray Products	96	85	77	1	1	1

Total reportable segments	$924	$757	$651	$121	$121	$113

Other	2	2	1	—	—	—
Corporate	586	558	529	—	—	—

Total company	$1,512	$1,317	$1,181	$121	$121	$113

The reconciliation of segment operating results information to the Company’s earnings from operations before taxes was as follows:

(In millions)	2006	2005	2004
Earnings from operations before taxes:
Oncology Systems	$319	$294	$251
X-ray Products	44	39	31

Total reportable segments	$363	$333	$282

Other	(5)	3	1
Corporate	(49)	(31)	(26)
Interest income, net	10	3	1

Total company	$319	$308	$258

Geographic Information

	Revenues			Long-Lived Assets
(In millions)	2006	2005	2004	2006	2005	2004
United States	$777	$703	$655	$229	$185	$166
International	821	680	581	68	71	54

Total company	$1,598	$1,383	$1,236	$297	$256	$220

The Company operates various manufacturing and marketing operations outside the United States. Allocation between domestic and foreign revenues is based on final destination of products sold. No single foreign country represented 10% or more of the Company’s total revenues for fiscal years 2006, 2005 and 2004. Revenues between geographic areas are accounted for at cost plus prevailing markups arrived at through negotiations between profit centers. Intercompany and intracompany profits are eliminated in consolidation.

15. DISCONTINUED OPERATIONS

In fiscal year 1995, Varian Associates, Inc. completed the sale of its Electron Devices business segment. The transaction was accounted for as discontinued operations. In fiscal year 2006, the Company recognized a pre-tax gain from discontinued operations of $2.5 million and a related tax expense of $1.0 million. The net gain of $1.5 million resulted from the release of a reserve for certain contingencies associated with the Electron Devices business segment. As of September 29, 2006, the Company does not have any asset or liability related to discontinued operations.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. SUBSEQUENT EVENT

On November 20, 2006, VMS announced that its Board of Directors had authorized the repurchase by VMS of up to an additional 4.5 million shares of its common stock over the period prior to September 28, 2007. The Company expects repurchases will be made in accordance with Rule 10b-18 and may include a plan designed to satisfy the Rule 10b5-1 safe harbor. Shares will be retired upon repurchase.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year 2006
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenue	$334.2	$413.9	$395.7	$454.0	$1,597.8

Gross margin	$138.8	$171.1	$162.6	$190.8	$663.3

Earnings from continuing operations	$41.2	$55.8	$65.7	$80.9	$243.6
Earnings from discontinued operations, net of taxes	—	—	—	1.5	1.5

Net earnings	$41.2	$55.8	$65.7	$82.4	$245.1

Net earnings per share—basic:
Continuing operations	$0.31	$0.42	$0.50	$0.62	$1.86
Discontinued operations	—	—	—	0.01	0.01

Net earnings per share	$0.31	$0.42	$0.50	$0.63	$1.87

Net earnings per share—diluted:
Continuing operations	$0.30	$0.41	$0.49	$0.61	$1.80
Discontinued operations	—	—	—	0.01	0.01

Diluted	$0.30	$0.41	$0.49	$0.62	$1.81

	Fiscal Year 2005
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenue	$299.0	$350.9	$346.5	$386.2	$1,382.6

Gross margin	$125.2	$150.2	$151.9	$165.7	$593.0

Net earnings	$40.3	$54.2	$51.2	$60.9	$206.6

Net earnings per share:
Basic	$0.30	$0.41	$0.39	$0.47	$1.56

Diluted	$0.29	$0.39	$0.37	$0.45	$1.50

In the fourth quarter of fiscal year 2006, the Company recorded a net deferred tax benefit of $7.2 million related to adjustments of certain prior years’ state and federal temporary differences. After conducting a thorough assessment on the materiality of these adjustments, management believes that such adjustments are not material to its fiscal year 2006 or previously reported financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 29, 2006. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of September 29, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 29, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as indicated in their report which appears immediately after this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Varian Medical Systems, Inc.:

We have completed an integrated audit of Varian Medical Systems, Inc.’s (the “Company”) 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 29, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Varian Medical Systems, Inc. and its subsidiaries at September 29, 2006 and September 30, 2005 and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation for the year ended September 29, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of September 29, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2006 based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

December 11, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Report of management on internal control over financial reporting. The information required to be furnished pursuant to this item is set forth under the caption “Report of Management on Internal Control over Financial Reporting” on page 114 of this Annual Report on Form 10-K.

(c)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)	Certificates. Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rule 13a-14(a) of the Exchange Act are attached as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K. The information required by this item with respect to our directors, our Audit Committee and audit committee financial expert is incorporated by reference from our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the captions “Proposal One—Election of Directors.” The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the caption “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a Code of Business Ethics that applies to all of our executive officers and directors. The Code of Business Ethics is posted on our website. The Internet address for our website is http://www.varian.com, and the Code of Business Ethics may be found as follows:

1.	From our main web page, first click “Investor Relations” under “About Varian.”

2.	Next click on “Corporate Governance” in the right hand navigation bar.

3.	Finally, click on “Code of Ethics.”

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

Furthermore, since our common stock is listed on the NYSE, our Chief Executive Officer is required to make, and he has made as of March 14, 2006, an Annual Certification to the NYSE in accordance with Section 303A of the NYSE Listed Company Manual stating that he was not aware of any violations by us of the NYSE corporate governance listing standards.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the caption “Compensation of Directors and the Named Executive Officers.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of September 29, 2006 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans.

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	9,688,614	(1)	$29.08	8,856,629	(2)
Equity compensation plans not approved by security holders(3)	5,422,179		$28.60	—

Total	15,110,793		$28.90	8,856,629

(1)	Consists of awards granted under the Omnibus Stock Plan and the Amended and Restated 2005 Omnibus Stock Plan. Effective February 17, 2005, no further grants can be made from the Omnibus Stock Plan.

(2)	Includes 5,040,746 shares available for future issuance under the Employee Stock Purchase Plan.

(3)	Consists of the 2000 Stock Option Plan. Effective February 17, 2005, no further grants can be made from the 2000 Stock Option Plan.

The 2000 Stock Option Plan was intended to supplement the Omnibus Stock Plan. The 2000 Stock Option Plan is similar to the Omnibus Stock Plan in all material respects, with the exception that awards under the 2000 Stock Option Plan could not be made to directors or officers of the Company. For a description of the material features of the Omnibus Stock Plan and the 2000 Stock Option Plan, see Note 11 “Omnibus Stock and Employee Stock Purchase Plans” of the Notes to the Consolidated Financial Statements. The 2005 Omnibus Stock Plan, which was approved by the Company’s stockholders on February 17, 2005 and subsequently amended and restated with approval from the Company’s stockholders on February 16, 2006 (thereafter known as the “Amended and Restated 2005 Omnibus Stock Plan”), replaced the 2000 Stock Option Plan and the Omnibus Stock Plan and, concurrent with the approval of the 2005 Omnibus Stock Plan, no further grants can be made from the 2000 Stock Option Plan or the Omnibus Stock Plan.

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of management is incorporated by reference from our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the caption “Stock Ownership—Beneficial Ownership of Certain Stockholders, Directors and Executive Officers.”

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the caption “Compensation of Directors and the Named Executive Officers.”

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the caption “Ratification of the Appointment of Our Independent Registered Public Accounting Firm.”

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

•	Consolidated Statements of Earnings

•	Consolidated Balance Sheets

•	Consolidated Statements of Cash Flows

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings

•	Notes to the Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

(2)	Consolidated Financial Statement Schedule:

The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2006, 2005 and 2004 is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries.

Schedule
II	Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(3)	Exhibits:

Exhibit Number	Description
2	Amended and Restated Distribution Agreement, dated as of January 14, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 2 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
3.2	Registrant’s By-Laws, as amended, effective November 17, 2005 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on November 23, 2005).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

Exhibit Number	Description
4.2	Rights Agreement dated as of November 20, 1998 between the Registrant and First Chicago Trust Company of New York, as Rights Agent, including the Form of Rights Certificate (together with Election to Exercise) attached thereto as Exhibit A, the form of Certificate of Designation and Terms of Participating Preferred Stock of the Registrant attached thereto as Exhibit B (incorporated by reference to Exhibit No. 1 to the Registrant’s Registration Statement on Form 8-A filed on November 23, 1998 with respect to the NYSE, File No. 1-7598), the First Amendment to Rights Agreement dated as of April 1, 1999 (incorporated by reference to Exhibit No. 2 to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A/A filed on April 1, 1999 with respect to the NYSE, File No. 1-7598), the Second Amendment to Rights Agreement dated as of August 17, 2001 (incorporated by reference to Exhibit No. 3 to the Registrant’s Amendment No. 2 to Registration Statement on Form 8-A/A-2 filed on November 6, 2001 with respect to the NYSE, File No. 1-7598), the Third Amendment to Rights Agreement dated as of November 16, 2001 (incorporated by reference to Exhibit No. 4 to the Registrant’s Amendment No. 3 to Registration Statement on Form 8-A/A-3 filed on January 4, 2002 with respect to the NYSE, File No. 1-7598), the Fourth Amendment to Rights Agreement dated as of January 15, 2002 (incorporated by reference to Exhibit No. 5 to the Registrant’s Amendment No. 4 to Registration Statement on Form 8-A/A-4 filed on January 22, 2002 with respect to the NYSE, File No. 1-7598) and the Fifth Amendment to Rights Agreement dated as of July 30, 2004 (incorporated by reference to Exhibit No. 6 to the Registrant’s Amendment No. 5 to Registration Statement on Form 8-A/A-5 filed on July 30, 2004 with respect to the NYSE, File No. 1-7598).
10.1†	Registrant’s Amended and Restated Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.2†	Registrant’s Management Incentive Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.3†	Form of Registrant’s Indemnity Agreement with the directors and executive officers (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.4†	Form of Registrant’s Change in Control Agreement for Chief Executive Officer.
10.5†	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel).
10.6†	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel).
10.7†	Form of Registrant’s Change in Control Agreement for Key Employees.
10.8	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 2, 1999, between the Registrant and Prudential Insurance Company of America (certain exhibits and schedules omitted) (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.9	Employee Benefits Allocation Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).

Exhibit Number	Description
10.10	Intellectual Property Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.2 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
10.11	Tax Sharing Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.3 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
10.12†	Registrant’s Frozen Deferred Compensation Plan. (incorporated by reference to Exhibit No. 10.17 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2000, File No. 1-7598).
10.13†	Registrant’s 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 99.3 of Registrant’s Current Report on Form 8-K filed on November 23, 2005, File No. 1-7598).
10.14†	Registrant’s Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.15†	Registrant’s Retirement Plan (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Registration Statement on Form S-8 filed on March 14, 2001, and amended June 20, 2001, Registration No. 333-57012).
10.16†	Registrant’s Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.17†	Registrant’s Form of Restricted Stock Agreement under the Varian Medical Systems, Inc. Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2005, File No. 1-7598).
10.18†	Form of Registrant’s Nonqualified Stock Option Agreement under the Varian Medical Systems, Inc. Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q Report for the quarter ended April 1, 2005 File No. 1-7598).
10.19†	Form of Registrant’s Nonqualified Stock Option Agreement for Directors under the Varian Medical Systems, Inc. Amended and Restated 2005 Omnibus Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2005, File No. 1-7598).
10.20†	Description of Registrant’s Management Incentive Plan as Administered by the Compensation and Management Development Committee of the Board of Directors (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K Annual Report for the fiscal year 2004, File No. 1-7598).
10.21†	Description of Certain Compensatory Arrangements between the Registrant and its Executive Officers and Directors as of November 17, 2006.
10.22†	Registrant’s Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on February 16, 2006, File No. 1-7598).
10.23†	Registrant’s Employment Letter dated September 17, 2004 with Dow R. Wilson as Corporate Vice President and President, Oncology Systems, effective January 10, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended December 31, 2004, File No. 1-7598).

Exhibit Number	Description
10.24†	Amendment to the Registrant’s Employment Letter dated August 5, 2005 with Dow R. Wilson (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q Quarterly Report for the quarter ended July 1, 2005, File No. 1-7598)
10.25†	Form of Registrant’s Nonqualified Stock Option Agreement for Officers under Varian Medical Systems, Inc. Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-K Current Report filed on November 23, 2005, File No. 1-7598).
10.26†	Registrant’s Form of Grant Agreement for Deferred Stock Units under the Varian Medical Systems, Inc. Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on February 16, 2006, File No. 1-7598).
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 11, 2006

VARIAN MEDICAL SYSTEMS, INC.

By:	/S/ ELISHA W. FINNEY

Elisha W. Finney Senior Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date

/S/ TIMOTHY E. GUERTIN Timothy E. Guertin	President and Chief Executive Officer and Director (Principal Executive Officer)	December 11, 2006

/S/ ELISHA W. FINNEY Elisha W. Finney	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	December 11, 2006

/S/ TAI-YUN CHEN Tai-Yun Chen	Corporate Vice President and Corporate Controller (Principal Accounting Officer)	December 11, 2006

/S/ RICHARD M. LEVY Richard M. Levy	Chairman of the Board	December 11, 2006

/S/ SUSAN L. BOSTROM Susan L. Bostrom	Director	December 11, 2006

/S/ JOHN SEELY BROWN John Seely Brown	Director	December 11, 2006

/S/ R. ANDREW ECKERT R. Andrew Eckert	Director	December 11, 2006

/S/ SAMUEL HELLMAN Samuel Hellman	Director	December 11, 2006

/S/ ALLEN S. LICHTER Allen S. Lichter	Director	December 11, 2006

Signature	Capacity	Date

/S/ DAVID W. MARTIN, JR. David W. Martin, Jr.	Director	December 11, 2006

/S/ RUEDIGER NAUMANN-ETIENNE Ruediger Naumann-Etienne	Director	December 11, 2006

/S/ KENT J. THIRY Kent J. Thiry	Director	December 11, 2006

Schedule II

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Description	Balance at Beginning of Period	Charged to Bad Debt Expense	Write-Offs/ Adjustments Charged to Allowance	Balance at End of Period
		(In thousands)
2006	Allowance for doubtful accounts receivable	$5,138	$278	$943	$4,473
2005	Allowance for doubtful accounts receivable	$4,344	$1,418	$624	$5,138
2004	Allowance for doubtful accounts receivable	$4,306	$805	$767	$4,344

Fiscal Year	Description	Balance at Beginning of Period	Increase	Balance at End of Period
		(In thousands)
2006	Valuation allowance for deferred tax assets	$712	$896	$1,608
2005	Valuation allowance for deferred tax assets	$500	$212	$712
2004	Valuation allowance for deferred tax assets	$—	$500	$500

EXHIBIT INDEX

Exhibit Number	Description
2	Amended and Restated Distribution Agreement, dated as of January 14, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 2 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
3.2	Registrant’s By-Laws, as amended, effective November 17, 2005 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on November 23, 2005).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
4.2	Rights Agreement dated as of November 20, 1998 between the Registrant and First Chicago Trust Company of New York, as Rights Agent, including the Form of Rights Certificate (together with Election to Exercise) attached thereto as Exhibit A, the form of Certificate of Designation and Terms of Participating Preferred Stock of the Registrant attached thereto as Exhibit B (incorporated by reference to Exhibit No. 1 to the Registrant’s Registration Statement on Form 8-A filed on November 23, 1998 with respect to the NYSE, File No. 1-7598), the First Amendment to Rights Agreement dated as of April 1, 1999 (incorporated by reference to Exhibit No. 2 to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A/A filed on April 1, 1999 with respect to the NYSE, File No. 1-7598), the Second Amendment to Rights Agreement dated as of August 17, 2001 (incorporated by reference to Exhibit No. 3 to the Registrant’s Amendment No. 2 to Registration Statement on Form 8-A/A-2 filed on November 6, 2001 with respect to the NYSE, File No. 1-7598), the Third Amendment to Rights Agreement dated as of November 16, 2001 (incorporated by reference to Exhibit No. 4 to the Registrant’s Amendment No. 3 to Registration Statement on Form 8-A/A-3 filed on January 4, 2002 with respect to the NYSE, File No. 1-7598), the Fourth Amendment to Rights Agreement dated as of January 15, 2002 (incorporated by reference to Exhibit No. 5 to the Registrant’s Amendment No. 4 to Registration Statement on Form 8-A/A-4 filed on January 22, 2002 with respect to the NYSE, File No. 1-7598) and the Fifth Amendment to Rights Agreement dated as of July 30, 2004 (incorporated by reference to Exhibit No. 6 to the Registrant’s Amendment No. 5 to Registration Statement on Form 8-A/A-5 filed on July 30, 2004 with respect to the NYSE, File No. 1-7598).
10.1†	Registrant’s Amended and Restated Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.2†	Registrant’s Management Incentive Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.3†	Form of Registrant’s Indemnity Agreement with the directors and executive officers (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.4†	Form of Registrant’s Change in Control Agreement for Chief Executive Officer.
10.5†	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel).
10.6†	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel).

Exhibit Number	Description
10.7†	Form of Registrant’s Change in Control Agreement for Key Employees.
10.8	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 2, 1999, between the Registrant and Prudential Insurance Company of America (certain exhibits and schedules omitted) (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.9	Employee Benefits Allocation Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
10.10	Intellectual Property Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.2 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
10.11	Tax Sharing Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.3 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
10.12†	Registrant’s Frozen Deferred Compensation Plan. (incorporated by reference to Exhibit No. 10.17 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2000, File No. 1-7598).
10.13†	Registrant’s 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 99.3 of Registrant’s Current Report on Form 8-K filed on November 23, 2005, File No. 1-7598).
10.14†	Registrant’s Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.15†	Registrant’s Retirement Plan (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Registration Statement on Form S-8 filed on March 14, 2001, and amended June 20, 2001, Registration No. 333-57012).
10.16†	Registrant’s Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.17†	Registrant’s Form of Restricted Stock Agreement under the Varian Medical Systems, Inc. Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2005, File No. 1-7598).
10.18†	Form of Registrant’s Nonqualified Stock Option Agreement under the Varian Medical Systems, Inc. Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q Report for the quarter ended April 1, 2005 File No. 1-7598).
10.19†	Form of Registrant’s Nonqualified Stock Option Agreement for Directors under the Varian Medical Systems, Inc. Amended and Restated 2005 Omnibus Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2005, File No. 1-7598).
10.20†	Description of Registrant’s Management Incentive Plan as Administered by the Compensation and Management Development Committee of the Board of Directors (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K Annual Report for the fiscal year 2004, File No. 1-7598).

Exhibit Number	Description
10.21†	Description of Certain Compensatory Arrangements between the Registrant and its Executive Officers and Directors as of November 17, 2006.
10.22†	Registrant’s Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on February 16, 2006, File No. 1-7598).
10.23†	Registrant’s Employment Letter dated September 17, 2004 with Dow R. Wilson as Corporate Vice President and President, Oncology Systems, effective January 10, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended December 31, 2004, File No. 1-7598).
10.24†	Amendment to the Registrant’s Employment Letter dated August 5, 2005 with Dow R. Wilson (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q Quarterly Report for the quarter ended July 1, 2005, File No. 1-7598)
10.25†	Form of Registrant’s Nonqualified Stock Option Agreement for Officers under Varian Medical Systems, Inc. Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-K Current Report filed on November 23, 2005, File No. 1-7598).
10.26†	Registrant’s Form of Grant Agreement for Deferred Stock Units under the Varian Medical Systems, Inc. Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on February 16, 2006, File No. 1-7598).
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory arrangement.