Form 10-Q
period 2006-12-29
VARIAN MEDICAL SYSTEMS INC
filed 2007-02-05
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Exchange Act).       Yes    ☐      No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 128,446,602 shares of common stock, par value $1 per share, outstanding as of January 26, 2007.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended December 29, 2006

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	December 29, 2006	December 30, 2005
Revenues:
Product	$317,823	$274,973
Service contracts and other	70,035	59,258

Total revenues	387,858	334,231

Cost of revenues:
Product	190,933	161,745
Service contracts and other	36,775	33,722

Total cost of revenues	227,708	195,467

Gross margin	160,150	138,764

Operating expenses:
Research and development	26,966	22,217
Selling, general and administrative	63,142	56,783

Total operating expenses	90,108	79,000

Operating earnings	70,042	59,764
Interest income	3,488	2,750
Interest expense	(1,042)	(1,084)

Earnings from operations before taxes	72,488	61,430
Taxes on earnings	22,987	20,270

Net earnings	$49,501	$41,160

Net earnings per share - Basic	$0.38	$0.31

Net earnings per share - Diluted	$0.37	$0.30

Weighted average shares used in the calculation of:
Net earnings per share - Basic	129,198	131,138

Net earnings per share - Diluted	132,963	135,938

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	December 29, 2006	September 29, 2006 (1)
Assets
Current assets:
Cash and cash equivalents	$264,266	$272,508
Short-term marketable securities	98,578	93,599
Accounts receivable, net of allowance for doubtful accounts of $4,359 at December 29, 2006 and $4,473 at September 29, 2006	395,835	471,820
Inventories	223,712	189,653
Prepaid expenses and other current assets	32,313	25,953
Deferred tax assets	100,553	102,516

Total current assets	1,115,257	1,156,049

Property, plant and equipment, net	135,774	130,318
Goodwill	121,389	121,389
Other assets	120,236	103,995

Total assets	$1,492,656	$1,511,751

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$73,425	$77,985
Accrued expenses	249,343	265,750
Deferred revenues	112,801	117,813
Current maturities of long-term debt	7,958	7,954
Product warranty	44,837	42,992
Advance payments from customers	133,106	131,462

Total current liabilities	621,470	643,956

Long-term debt	49,303	49,356
Other long-term liabilities	22,717	21,186

Total liabilities	693,490	714,498

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 128,891 and 129,721 shares issued and outstanding at December 29, 2006 and at September 29, 2006, respectively	128,891	129,721
Capital in excess of par value	280,775	265,214
Retained earnings	394,031	406,849
Accumulated other comprehensive loss	(4,531)	(4,531)

Total stockholders’ equity	799,166	797,253

Total liabilities and stockholders’ equity	$1,492,656	$1,511,751

(1)	The condensed consolidated balance sheet as of September 29, 2006 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In thousands)	December 29, 2006	December 30, 2005
Cash flows from operating activities:
Net earnings	$49,501	$41,160
Adjustments to reconcile net earnings to net cash provided by operating activities:
Tax benefits from exercises of share-based payment awards	8,171	24,669
Excess tax benefits from share-based compensation	(7,632)	(21,791)
Share-based compensation expense	10,946	8,156
Depreciation	6,056	5,791
Provision for doubtful accounts receivable	(34)	170
Loss on disposal of property, plant and equipment	41	8
Amortization of intangible assets	1,257	1,466
Amortization of premium/discount on marketable securities, net	21	46
Deferred taxes	(684)	(2,709)
Net change in fair value of derivatives and underlying commitments	(2,240)	3,287
Income on equity investment in affiliate	(17)	(845)
Changes in assets and liabilities:
Accounts receivable	81,200	3,223
Inventories	(34,041)	(13,632)
Prepaid expenses and other current assets	(1,314)	(1,721)
Accounts payable	(5,418)	(13,513)
Accrued expenses	(21,243)	(22,400)
Deferred revenues	(5,012)	(1,512)
Product warranty	1,746	(1,018)
Advance payments from customers	793	5,470
Other long-term liabilities	691	(426)

Net cash provided by operating activities	82,788	13,879

Cash flows from investing activities:
Proceeds from maturities or sale of marketable securities	60,000	29,510
Purchases of marketable securities	(65,000)	(20,000)
Purchases of property, plant and equipment	(12,191)	(8,561)
Equity investment in affiliate	(4,543)	—
Increase in cash surrender value of life insurance	(3,480)	(709)
Note receivable from affiliate and other	(3,352)	(284)
Proceeds from disposal of property, plant and equipment	638	247
Other, net	33	(2,056)

Net cash used in investing activities	(27,895)	(1,853)

Cash flows from financing activities:
Repurchases of common stock	(76,645)	(39,282)
Proceeds from issuance of common stock to employees	9,999	29,208
Excess tax benefits from share-based compensation	7,632	21,791
Employees’ taxes withheld and paid for restricted performance shares and restricted stock	(53)	(8,077)
Repayments of bank borrowings	(49)	(53)

Net cash provided by (used in) financing activities	(59,116)	3,587

Effects of exchange rate changes on cash and cash equivalents	(4,019)	911

Net increase (decrease) in cash and cash equivalents	(8,242)	16,524

Cash and cash equivalents at beginning of period	272,508	243,086

Cash and cash equivalents at end of period	$264,266	$259,610

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

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2007 is the 52-week period ending September 28, 2007, and fiscal year 2006 was the 52-week period ended September 29, 2006. The fiscal quarters ended December 29, 2006 and December 30, 2005 were both 13-week periods.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 29, 2006. In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of December 29, 2006 and September 29, 2006, results of operations for the three months ended December 29, 2006 and December 30, 2005, and cash flows for the three months ended December 29, 2006 and December 30, 2005. The results of operations for the three months ended December 29, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

Share-Based Compensation Expense

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to the Varian Medical Systems, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), deferred stock units and restricted stock based on their fair values. See Note 11 of the Notes to the Condensed Consolidated Financial Statements for a detailed discussion of SFAS 123(R).

The Company adopted the “short-cut” method provided in Financial Accounting Standards Board Staff Position No.123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The “short-cut” method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC pool and the Condensed Consolidated Statements of Cash Flows of the tax effects of share-based compensation awards that are outstanding upon adoption of SFAS 123(R).

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(Unaudited)

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for accounting for and reporting a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company adopted SFAS 154 in the first quarter of fiscal year 2007 and there was no impact to its consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“SFAS 109”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation will be effective for the Company in the first quarter of fiscal year 2008. The Company is evaluating the impact of the adoption of this interpretation on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that SFAS 157 may have on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires the Company to (a) recognize a plan’s funded status in its statement of financial position, (b) measure a plan’s assets and its obligations that determine the plan’s funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur through other comprehensive income. The requirement to recognize the funded status of a defined benefit plan and the disclosure requirements are effective for the Company’s fiscal year ending September 28, 2007. Based on the funded status of the Company’s plan obligations disclosed in Note 9 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006, the estimated impact of adopting SFAS 158 would have been a decrease in total assets at September 29, 2006 of approximately $3 million, an increase in total liabilities of approximately $18 million and a reduction in stockholders’ equity of approximately $21 million, excluding the impact of taxes. There would have been no impact on the Company’s fiscal year 2006 Consolidated Statements of Earnings or Cash Flows. The actual impact of the implementation of SFAS 158 on the fiscal year 2007 financial statements will differ from that estimate due to changes in economic assumptions such as discount rates, measurement of fair values of plan assets, and other changes in actuarial assumptions that will occur in connection with the next measurement date on September 28, 2007.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact on both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements that were not deemed material under a company’s prior approach but are material under the SAB 108 approach. SAB 108 will be effective for the Company’s fourth quarter of fiscal year ending September 28, 2007. The Company is assessing the potential impact that SAB 108 may have on its consolidated financial position, results of operations and cash flows. However, based on the evaluation to date, the Company believes there will be no impact at adoption on its financial statements or related disclosures.

Reclassifications

Certain financial statement items have been reclassified to conform to the current year’s format. These reclassifications had no impact on previously reported net earnings.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(Unaudited)

2. MARKETABLE SECURITIES

The carrying amounts of marketable securities, which are all municipal securities, are reflected as follows:

(In millions)	December 29, 2006	September 29, 2006
Short-term marketable securities	$98.6	$93.6

Marketable securities classified as:
Available-for-sale	$95.0	$90.0
Held-to-maturity	3.6	3.6

	$98.6	$93.6

At December 29, 2006, the remaining contractual maturities of all marketable securities were less than one year.

3. INVENTORIES

The components of inventories are as follows:

(In millions)	December 29, 2006	September 29, 2006
Raw materials and parts	$124.9	$108.5
Work-in-progress	11.3	14.4
Finished goods	87.5	66.8

Total inventories	$223.7	$189.7

4. GOODWILL AND INTANGIBLE ASSETS

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company performs an annual impairment test for goodwill and intangible assets with indefinite useful lives. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives, which range from approximately two to twenty years.

The Company performed its annual SFAS 142 goodwill impairment assessment for its two reporting units that have goodwill in the fourth quarter of fiscal year 2006 and determined that there was no impairment. However, the Company could be required to record impairment charges in future periods if indicators of potential impairment exist.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(Unaudited)

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” on the Condensed Consolidated Balance Sheets as follows:

(In millions)	December 29, 2006	September 29, 2006
Intangible Assets:
Acquired existing technology	$14.1	$14.1
Patents, licenses and other	13.9	13.9
Customer contracts and supplier relationships	10.1	10.1
Accumulated amortization	(25.5)	(24.3)

Net carrying amount	$12.6	$13.8

Amortization expense for intangible assets required to be amortized under SFAS 142 was $1.3 million for the three months ended December 29, 2006 and $1.5 million for the three months ended December 30, 2005. At December 29, 2006, the Company estimates amortization expense on a straight-line basis for the remaining nine months of fiscal year 2007, fiscal years 2008 through 2011, and thereafter, to be as follows (in millions): $3.2, $3.1, $2.4, $2.0, $1.3 and $0.6.

The following table reflects goodwill allocated to the Company’s reportable segments:

(In millions)	December 29, 2006	September 29, 2006
Oncology Systems	$120.9	$120.9
X-ray Products	0.5	0.5

Total	$121.4	$121.4

5. RELATED PARTY TRANSACTIONS

In fiscal years 1999 and 2000, VMS invested a total of $5 million in a three member consortium for a 20% ownership interest in dpiX Holding LLC (“dpiX Holding”), which in turn invested $25 million for an 80.1% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin-film transistor arrays (“flat panels”) for the Company’s X-ray Products’ digital imaging subsystems and for its Oncology Systems’ On-Board Imager and PortalVision imaging systems. During the three months ended December 29, 2006 and December 30, 2005, the Company purchased flat panels from dpiX totaling approximately $6.5 million and $4.5 million, respectively, which are included as a component of “Inventory” in the Condensed Consolidated Balance Sheets and “Cost of revenues - product” in the Condensed Consolidated Statements of Earnings for these periods. VMS had the right to appoint one manager of the five person board of managers and the investment was accounted for under the equity method. In accordance with the dpiX Holding agreement, net losses were to be allocated to the other two members, in succession, until their capital accounts equaled zero, before being allocated to VMS. The dpiX Holding agreement also provided that net profits were to be allocated to the other two members, in succession, until their capital accounts equaled the net losses previously allocated, then to the three members in accordance with their ownership interests.

In September 2004, VMS acquired another member’s entire 20% ownership interest in dpiX Holding for $1 million. As a result, VMS has the right to appoint two managers of the five person board of managers and its ownership interest in dpiX Holding increased to 40% with the remaining 60% being held by the other original member. When VMS acquired this additional 20% ownership interest, the capital account of the selling member was nearly zero because it was the first in the consortium to be allocated losses. However, dpiX Holding has been profitable since VMS acquired the additional 20% ownership interest. As a result, VMS was the first to be allocated net profits to recover previously allocated losses and recorded in the three months ended December 29, 2006 and December 30, 2005 income on the equity investment in dpiX Holding of $17,000 and $845,000, respectively, which is included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(Unaudited)

In accordance with the dpiX agreement, the member that owns the other 19.9% ownership interest in dpiX had the right to sell back to dpiX on dpiX’s last business day in December 2004, 2005 and 2006, cumulatively all of that member’s ownership interest for $5 million if dpiX had not become a publicly traded company as of the last business day in December 2004. In December 2004, that member exercised its right to sell back to dpiX its 19.9% ownership interest. On each of December 22, 2005 and December 24, 2004, dpiX repurchased from that member a 7.96% ownership interest for a payment of $2 million (in aggregate, a 15.92% interest for $4 million). On December 22, 2006, dpiX repurchased the remaining 3.98% ownership interest for $1 million. As a result, VMS’s indirect ownership interest in dpiX increased to 40% as of December 29, 2006.

In December 2004, VMS agreed to loan $2 million to dpiX in four separate installments, bearing interest at prime rate plus 1% per annum. The principal balance is due and payable to VMS in twelve equal quarterly installments that began in October 2006; interest is payable in full according to the same quarterly schedule, but began in April 2005; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable hereunder, is fully due and payable on July 10, 2009. The note receivable from dpiX totaled $1.8 million and $2 million at December 29, 2006 and September 29, 2006, respectively, and is primarily included in “Other Assets” in the Condensed Consolidated Balance Sheet.

In March 2006, VMS and the other member of dpiX Holding agreed in principle to invest an aggregate of $92 million in dpiX Holding for dpiX to acquire and construct a manufacturing facility in Colorado to increase its production capacity. The members’ contributions for this facility are based on their percentage of ownership interest in dpiX Holding. As of December 29, 2006, VMS had contributed to dpiX Holding approximately $16.8 million, which is included in “Other assets.” VMS expects to invest an additional $20 million in dpiX Holding over the next eight months.

6. PRODUCT WARRANTY

The Company provides for estimated future costs of warranty obligations in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee. The Company warrants most of its products for a specific period of time, usually one year, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company will incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates include the historical experience of similar products, as well as reasonable allowance for start-up expenses. On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends.

The following table reflects the change in the Company’s accrued product warranty during the three months ended December 29, 2006 and December 30, 2005:

	Three Months Ended
(In millions)	December 29, 2006	December 30, 2005
Accrued product warranty, at beginning of period	$43.0	$39.4
Charged to cost of revenues	10.0	8.2
Actual product warranty expenditures	(8.2)	(9.2)

Accrued product warranty, at end of period	$44.8	$38.4

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has significant transactions denominated in foreign currencies and addresses certain financial exposures through a program of risk management that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and typically hedges many of these firmly committed foreign currency sales orders. These firmly committed foreign currency sales orders are hedged using forward exchange contracts. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts range from one to twelve months in original maturity. As of December 29, 2006, the Company did not have any forward exchange contracts with an original maturity greater than twelve months. As international deliveries may extend beyond twelve months, the Company may hedge beyond twelve months in the future.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(Unaudited)

The Company accounts for its hedges of foreign currency denominated sales orders (firm commitments) as fair value hedges as prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities (“SFAS 133”). For the three months ended December 29, 2006, there were no material gains or losses due to hedge ineffectiveness. At December 29, 2006, the Company had foreign exchange forward contracts for fair value hedges with notional values to sell and purchase $347.5 million and $72.7 million, respectively, in various foreign currencies. At December 29, 2006, all open forward exchange contracts were deemed effective.

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

8. COMMITMENTS AND CONTINGENCIES

Commitments

Following a decision by Mitsubishi Electric Co. (“MELCO”) to exit the radiotherapy equipment and service business and its desire to do so in a nondisruptive manner with an established radiotherapy equipment service provider, the Company entered into two separate transactions with MELCO contemporaneously whereby (i) the Company purchased MELCO’s radiotherapy equipment service business in Japan and certain other Asian and South American countries (the “Service Business”) to service MELCO’s existing customers and (ii) the Company formed a three-year joint venture (“JVA”) in Japan with MELCO that was effective as of February 3, 2004.

On February 2, 2004, the Company’s Japanese subsidiary (“VMS KK”) purchased the Service Business for 2.0 billion Japanese Yen, or US$19.1 million, plus a contingent “earn out” payable to MELCO at the end of the three-year JVA period. This “earn out” payment is equivalent to 100% of the net profits or losses of the Service Business for the three-year period. The Company accounted for the purchase of the Service Business as an acquisition and 100% of the profits and losses from VMS KK are reflected in the Company’s consolidated results. The Company accounts for the “earn out” payment equivalent to 100% of the net profits or losses of the Service Business during the three-year period as an adjustment to the purchase price of the acquisition at the end of the period. For the period from February 2, 2004 to December 29, 2006, net profits for the Service Business totaled approximately $4.1 million. Assuming no future profits or losses, $4.1 million would be payable to MELCO at the end of the three-year JVA period.

In addition to purchasing the Service Business, the Company entered into a distributor arrangement with MELCO to sell MELCO radiotherapy equipment products through VMS KK for two years. During that two-year period ended February 2, 2006, the Company did not sell any MELCO radiotherapy equipment products.

The JVA was accomplished through MELCO’s purchase on February 3, 2004 of a 35% ownership interest in VMS KK for 1.4 billion Japanese Yen, or US$13.5 million. During the three-year JVA period, MELCO was not entitled to any profits or losses generated by VMS KK. However, MELCO was entitled to elect one of the five members of VMS KK’s board of directors. At the end of the three-year JVA period, MELCO was required to unconditionally sell and the Company was

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(Unaudited)

required to unconditionally repurchase MELCO’s 35% ownership interest in VMS KK at the original sale price (1.4 billion Japanese Yen) and there are no settlement alternatives to such a repurchase obligation. The Company has accounted for MELCO’s 35% ownership interest as a mandatorily redeemable financial instrument, which is included in “Accrued expenses” in the Condensed Consolidated Balance Sheets. On February 2, 2007, the Company repurchased the 35% ownership interest in the JVA from MELCO for 1.4 billion Japanese Yen, or US $11.8 million.

Contingencies

The U.S. Environmental Protection Agency (“EPA”) or third parties have named the Company as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at eight sites where the Company, as Varian Associates, Inc., is alleged to have shipped manufacturing waste for recycling or disposal, and as a PRP the Company may have an obligation to reimburse the EPA or other third parties for cleanup costs at these sites. In addition, the Company is overseeing environmental cleanup projects and, as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company’s sale of its Electron Devices business during 1995 and the sale of its thin film systems business during 1997). Under the terms of the agreement governing the spin-offs of Varian, Inc. (“VI”) and Varian Semiconductor Equipment Associates, Inc. (“VSEA”), by the Company in 1999, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $0.2 million and $0.4 million (net of amounts borne by VI and VSEA) during the three months ended December 29, 2006 and December 30, 2005, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.

Various uncertainties make it difficult to estimate the likelihood or cost of certain third-party claims, project management costs and legal costs at all of the sites and facilities. In addition, for the eight sites and one of the facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future cost of such activities. As of December 29, 2006, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs, third party-claims, project management costs and legal costs for these nine locations ranged in the aggregate from $3.5 million to $7.2 million. The time frames over which these cleanup project costs are estimated vary ranging from one year up to 14 years as of December 29, 2006. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $3.5 million for these cleanup projects as of December 29, 2006. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

As to all other facilities, the Company has gained sufficient knowledge to better estimate the scope and costs of future cleanup activities based upon formal agreements with other parties defining the Company’s future liabilities or formal cleanup plans that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the facility. As of December 29, 2006, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in the aggregate from $9.6 million to $36.3 million. The time frames over which these cleanup project costs are estimated vary, ranging from 2 years to 30 years as of December 29, 2006. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $17.6 million at December 29, 2006. The Company accordingly accrued $11.9 million, which represents its best estimate of the future costs of $17.6 million discounted at 4%, net of inflation. This accrual is in addition to the $3.5 million described in the preceding paragraph.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(Unaudited)

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

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial strength of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company’s past and future environmental-related expenditures, and the Company therefore recorded a $2.9 million receivable at December 29, 2006, of which $2.8 million was included in “Other assets” and $0.1 million was included in “Prepaid expenses and other current assets”. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has in the past paid the claims that the Company has made.

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

9. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Three Months Ended
(In thousands)	December 29, 2006	December 30, 2005
Defined Benefit Plans
Service cost	$1,185	$929
Interest cost	1,043	844
Expected return on plan assets	(1,127)	(841)
Amortization of transition amount	—	(2)
Amortization of prior service cost	31	32
Recognized actuarial loss	236	213

Net pension benefit cost	$1,368	$1,175

Post-Retirement Benefit Plans
Interest cost	94	71
Amortization of transition amount	123	123
Amortization of prior service cost	1	1
Recognized actuarial (gain)/loss	5	(1)

Net pension benefit cost	$223	$194

The Company made contributions to the defined benefit plans of $0.9 million during the three months ended December 29, 2006. The Company currently expects total contributions to the defined benefit plans for fiscal year 2007 will be approximately $4.7 million. The Company made contributions to the post-retirement benefit plans of $0.1 million during the three months ended December 29, 2006. The Company currently expects total contributions to the post-retirement benefit plans for fiscal year 2007 will be approximately $0.5 million.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(Unaudited)

10. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On November 20, 2006, the Company announced that its Board of Directors had approved the repurchase of an additional 4,500,000 million shares of VMS common stock over the period through September 28, 2007 in addition to the 1,500,000 shares of common stock that had been available for repurchase as of September 29, 2006 under the prior program. During the three months ended December 29, 2006, the Company paid $76.6 million to repurchase 1,500,000 shares of VMS common stock. All shares that have been repurchased have been retired. As of December 29, 2006, the Company could repurchase up to 4,500,000 shares of VMS common stock under the November 20, 2006 authorization.

Comprehensive Earnings

Comprehensive earnings for the three months ended December 29, 2006 and December 30, 2005 equaled the reported net earnings.

11. EMPLOYEE STOCK PLANS

During fiscal year 1991, the Company adopted the stockholder-approved Omnibus Stock Plan (the “Omnibus Plan”) under which shares of common stock could be issued to officers, directors, key employees and consultants. The Omnibus Plan was amended and restated as of the spin-offs. The maximum number of shares that could have been issued was limited to twenty million shares. Stock options granted under the Omnibus Plan have an exercise price equal to the closing market price of the underlying stock on the grant date (unless the stock market was closed on the grant date, in which case the exercise price was equal to the average of the highest and lowest quoted selling prices on the stock market on the day before and the day after the grant date) and expire no later than ten years from the grant date. Options granted under the Omnibus Plan before November 2000 were generally exercisable in cumulative installments of one-third each year, commencing one year following date of grant. Options granted after November 2000 were exercisable in the following manner: the first one-third one year from the date of grant, with the remainder vesting monthly during the following two-year period. No further awards may be made under the Omnibus Plan.

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

In February 2005, VMS’s stockholders approved the 2005 Omnibus Stock Plan (the “2005 Plan”), which provides for the grant of equity incentive awards, including stock options, restricted stock, stock appreciation rights, performance units, restricted stock units and performance shares of up to (a) four million shares, plus (b) the number of shares authorized for issuance, but never issued, under the Omnibus Plan and the 2000 Plan, plus (c) the number of shares subject to awards previously granted under the Omnibus Plan and 2000 Plan that terminate, expire, or lapse and (d) amounts granted in substitution of options in connection with certain transactions. For purposes of the total number of shares available for grant under the 2005 Plan, any shares that are subject to awards of stock options or stock appreciation rights are counted against the available-for-grant limit as one share for every one share issued, and any shares issued in connection with awards other than stock options and stock appreciation rights are counted against the available-for-grant limit as three shares for every one share issued. All awards may be subject to restrictions on transferability and continued employment as determined by the Compensation and Management Development Committee. As of the stockholders’ approval, awards could no longer be made under the Omnibus Plan or the 2000 Plan.

In November 2005, VMS’s Board of Directors approved changes in the employee service requirement for grants of non-qualified stock options made on or after November 17, 2005 under the 2005 Plan to employees who are eligible for retirement at the time of grant from the Company. Under the new requirements, if an employee retires within one year of the grant date, the number of shares subject to the stock option shall be reduced proportionally by the time during such one-year period that the employee ceased to be an employee of the Company (based upon a 365 day year). The revised number of

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(Unaudited)

shares subject to the stock option would continue to vest in accordance with the original vesting schedule, and the remaining shares cancelled as of the date of retirement. Under the old requirements, if an employee retired within one year of the grant date, all shares subject to the option grant would continue to vest in accordance with the original vesting schedule.

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

Effective October 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and VMS directors including stock options and employee stock purchases under the Employee Stock Purchase Plan, deferred stock units and restricted stock based on fair values. The Company’s financial statements for the three months ended December 29, 2006 and December 30, 2005 reflect the impact of SFAS 123(R) using the modified prospective transition method. Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Condensed Consolidated Statements of Earnings during the three months ended December 29, 2006 and December 30, 2005 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Total share-based compensation expense, before taxes on earnings, was $10.9 million for the three months ended December 29, 2006 and $8.2 million for the three months ended December 30, 2005.

Upon adoption of SFAS 123(R), the Company elected to value its share-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes model, which was previously used for its pro forma information required under SFAS 123 prior to fiscal year 2006. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. VMS’s stock options and the option component of the Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(Unaudited)

The fair value of options granted and the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	December 29, 2006	December 30, 2005
Employee Stock Option Plans
Expected term (in years)	4.31	4.18
Risk-free interest rate	4.6%	4.4%
Expected volatility	29.3%	29.3%
Expected dividend	—	—
Weighted average fair value at grant date	$16.02	$15.32
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50
Risk-free interest rate	5.0%	4.2%
Expected volatility	22.3%	25.1%
Expected dividend	—	—
Weighted average fair value at grant date	$11.18	$8.99

The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of options by employees. Upon the adoption of SFAS 123(R), the Company determined the expected term of stock options based on the demographic grouping of employees and retirement eligibility. Prior to October 1, 2005, the Company determined the expected term of stock options based on the demographic grouping of employees. Upon the adoption of SFAS 123(R), the Company used a combination of historical and implied volatility (“blended volatility”) in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB 107. Implied volatility was derived based on six-month traded options on VMS’s common stock. Prior to October 1, 2005, the Company used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The selection of the blended volatility approach was based upon the availability of traded options on VMS’s common stock and the Company’s assessment that blended volatility is more representative of future stock price trends than just historical volatility alone. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of VMS’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

As share-based compensation expense recognized in the Condensed Consolidated Statements of Earnings for the three months ended December 29, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(Unaudited)

The table below summarizes the effect of recording share-based compensation expense under SFAS 123(R), which is allocated as follows:

	Three Months Ended
(In thousands, except per share amounts)	December 29, 2006	December 30, 2005
Cost of revenues - Product	$1,146	$420
Cost of revenues - Service contracts and other	866	617
Research and development	1,348	943
Selling, general and administrative	7,586	6,176
Taxes on earnings	(3,744)	(2,699)

Net decrease in net earnings	$7,202	$5,457

Increase (decrease) on:
Cash flows from operating activities	$(7,632)	$(21,791)
Cash flows from financing activities	$7,632	$21,791
Decrease on:
Net earnings per share - Basic	$0.06	$0.04

Net earnings per share - Diluted	$0.05	$0.04

During the three months ended December 29, 2006, total share-based compensation expense recognized in earnings before taxes was $10.9 million and the total related recognized tax benefit was $3.7 million. During the three months ended December 30, 2005, total share-based compensation expense recognized in earnings before taxes was $8.2 million and the total related recognized tax benefit was $2.7 million. Total share-based compensation expense capitalized as part of inventory was $0.6 million for the three months ended December 29, 2006 and $0.5 million for the three months ended December 30, 2005.

Activity under the Omnibus Plan, the 2000 Plan, the 2005 Plan and the Amended 2005 Plan (together, the “Employee Stock Plans”) is presented below:

		Options Outstanding
(In thousands, except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at September 29, 2006	3,816	15,111	$28.90
Granted (1)	(2,620)	2,456	50.66
Cancelled or expired (2)	41	(38)	43.05
Exercised	—	(616)	16.23

Balance at December 29, 2006	1,237	16,913	$32.49

(1)	During the three months ended December 29, 2006, VMS granted to certain employees an aggregate of 54,805 shares of restricted common stock under the Amended 2005 Plan.

(2)	During the three months ended December 29, 2006, VMS cancelled 1,043 shares of restricted common stock that were tendered to VMS for employees’ taxes withheld for vested restricted common stock.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(Unaudited)

During the three months ended December 29, 2006, the total pre-tax intrinsic value of options exercised was $22 million. The following table summarizes information related to options outstanding and exercisable under the Employee Stock Plans at December 29, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
(Shares in thousands)
$3.88 – $13.89	831	2.2	$5.16	$35,236	831	2.2	$5.16	$35,236
$13.95 – $14.72	2,434	3.8	13.95	81,821	2,434	3.8	13.95	81,821
$14.73 – $21.27	1,737	4.7	17.91	51,530	1,737	4.7	17.91	51,530
$21.50 – $29.19	1,897	5.4	24.40	43,952	1,897	5.4	24.40	43,952
$32.10 – $39.85	4,758	6.8	35.79	56,055	4,025	6.7	35.08	50,282
$40.21 – $52.07	5,105	9.3	49.89	1,337	1,048	8.4	48.36	1,138
$52.08 – $60.32	151	9.2	59.19	—	72	9.1	60.32	—

Total	16,913	6.5	$32.49	$269,931	12,044	5.5	$25.89	$263,959

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $47.57 as of December 29, 2006 and which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 29, 2006, there was $63 million of total unrecognized compensation expense related to stock options granted under the Employee Stock Plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.1 years.

The activity for restricted stock, restricted performance shares and deferred stock units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Balance at September 29, 2006	66	$46.05
Granted	55	50.66
Vested	(1)	52.07

Balance at December 29, 2006	120	$48.11

As of December 29, 2006, unrecognized compensation expense totaling $4.2 million was related to restricted stock and deferred stock units granted under the Employee Stock Plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 6.5 years.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(Unaudited)

The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended
(In thousands, except per share amounts)	December 29, 2006	December 30, 2005
Net earnings	$49,501	$41,160

Basic weighted average shares outstanding	129,198	131,138
Dilutive effect of potential common shares	3,765	4,800

Diluted weighted average shares outstanding	132,963	135,938

Net earnings per share - Basic	$0.38	$0.31

Net earnings per share - Diluted	$0.37	$0.30

Pursuant to SFAS 123(R), the Company excludes stock options from the computation of diluted weighted average shares outstanding if the per share value, including the sum of (a) the exercise price of the options, (b) the amount of the compensation cost attributed to future services and not yet recognized and (c) the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible, is greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to earnings per share. Accordingly, stock options to purchase 6,566,718 shares and 4,080,984 shares at average exercise prices of $48.05 and $45.75 per share, respectively, were excluded from the computation of diluted weighted average shares outstanding for the three months ended December 29, 2006 and December 30, 2005, respectively.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(Unaudited)

The following table summarizes selected operating results information for each business segment:

	Three Months Ended
(In millions)	December 29, 2006	December 30, 2005
Revenues
Oncology Systems	$317	$276
X-ray Products	62	52

Total reportable segments	$379	$328
Other	9	6
Corporate	—	—

Total company	$388	$334

Operating Earnings
Oncology Systems	$70	$62
X-ray Products	15	10

Total reportable segments	$85	$72
Other	(1)	(1)
Corporate	(14)	(11)

Total company	$70	$60

14. SUBSEQUENT EVENT

On January 26, 2007, the Company acquired ACCEL Instruments GmbH, a privately-held supplier of scientific research instruments and proton therapy systems for cancer treatment, for approximately $30 million, including bank debt.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of December 29, 2006, and the related condensed consolidated statements of earnings for the three-month periods ended December 29, 2006 and December 30, 2005 and the condensed consolidated statement of cash flows for the three-month periods ended December 29, 2006 and December 30, 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 29, 2006, the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 29, 2006 and the effectiveness of the Company’s internal control over financial reporting as of September 29, 2006; and in our report dated December 11, 2006 on financial statements and internal control over financial reporting, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 29, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 2, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (“we,” “our,” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission, or SEC, or other reasons, which are by this reference incorporated in this Quarterly Report on Form 10-Q. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as intensity-modulated radiation therapy, or IMRT, image-guided radiation therapy, or IGRT, brachytherapy, software, treatment techniques, stereotactic radiosurgery, filmless X-rays and security and inspection products; growth drivers; orders, revenues, backlog or earnings growth; future financial results and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “will,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential”, “are emerging” and “possible” or similar statements are forward-looking statements. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Overview

For the first quarter of fiscal year 2007, we reported growth in net earnings, revenues, backlog and cash flow from operations over the first quarter of fiscal year 2006. We reported net earnings of $50 million and net earnings per diluted share of $0.37 in the first quarter of fiscal year 2007, compared to net earnings of $41 million and net earnings per diluted share of $0.30 in the year-ago quarter. Revenues for the first quarter of fiscal year 2007 were up 16% from the year-ago quarter and backlog at December 29, 2006 was up 14% from the end of the first quarter in fiscal year 2006. Net orders were essentially flat for the first quarter of fiscal year 2007 compared with the first quarter of fiscal year 2006. Gross margin decreased slightly by 0.2 percentage points as a drop in Oncology Systems gross margin was helped by a significant increase in X-ray Products gross margin.

We continue to expect that we can sustain a global long-term growth of 10% to 15% due to our fundamental market drivers.

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

In our view, the fundamental market drivers for long-term growth in radiation therapy and stereotactic radiosurgery continue to be the rising cancer incidence; underserved medical needs outside of the United States; technology advances that are leading to improvements in patient care; customer demand for more advanced and effective cancer treatments, such as IMRT, IGRT, stereotactic radiosurgery and brachytherapy; competitive conditions among hospitals and clinics to offer such advanced treatments; and improvement in cost efficiency in delivering radiation therapy. Our primary goal in the Oncology Systems business segment is to promote the adoption of these more advanced and effective cancer treatments.

Customers are recognizing IGRT as the next significant enhancement in curative radiation therapy. We believe that IGRT will continue to be one of the main contributors to net orders and revenue growth in our Oncology Systems business segment, with North America ahead of international regions in the timing of IGRT adoption. As of December 29, 2006, more than 400 installations of our On-Board Imager product, or OBI, for our high-energy Clinac® accelerators and Trilogy™ linear accelerators, two of our products for enabling IGRT, were either complete or in progress.

For the first quarter ended December 29, 2006, North American Oncology Systems revenues and net orders increased over the same period in fiscal year 2006 as this region adopts new medical technology for IGRT and stereotactic radiosurgery. International revenues in the first quarter of fiscal year 2007 increased due to strong revenue growth in Europe, offset by revenue declines in Asia and the rest of the work region. International net orders in the same periods declined principally due to timing delays in government-related tenders and the exceptionally high growth in Asia in the first quarter of fiscal year 2006. Additionally, as previously noted, our international regions have experienced a slowdown in demand for radiotherapy capital equipment for IMRT after several years of strong international growth driven by the rapid adoption of IMRT technology. We believe regional fluctuations in demand are consistent with the historical pattern where the international regions and North America region have different cycles of demand and technology adoption, with one growing more rapidly while the other is in a relatively slow growth phase. We are, however, seeing a faster adoption rate for IGRT as compared to IMRT which may lead to more compressed growth phase cycles.

Oncology Systems gross margin in the first quarter of fiscal year 2007 decreased from the same period in fiscal year 2006 due principally to the effect of hedging foreign currency denominated sales contracts when the orders were booked to protect the gross profit dollars. While the weakening of the U.S. dollar positively affected our revenues, it had a negative impact on our gross margin percentage. In addition, the decrease in gross margin was due to a higher proportion of revenues associated with certain new products for IGRT, which have lower gross margins than other Oncology Systems products, a continuing mix shift towards a higher proportion of international revenues, which typically have lower gross margins than revenues from North America, and higher share-based compensation expense. We expect that factors such as the mix between relatively higher and lower margin products, mix of geographic regions in which our products are sold, the level of new products deliveries and fluctuation of currency exchange rates, could result in fluctuation in gross margins as a percentage of revenues. Deferred revenues decreased at December 29, 2006 from the balance at our 2006 fiscal year end due to timing of customer acceptance. While we have initiatives to shorten installation time for our new products, which we believe will reduce delay in revenue recognition, we expect that our deferred revenues may continue to increase as a normal function of our revenues increasing. Normalization of the rate of increase in deferred revenues may not result in an improvement in gross margin since the other factors of product mix or geographic mix may have offsetting effects.

Our success in Oncology Systems largely depends upon our ability to retain leadership in technological innovation, the cost effectiveness of our products, the efficacy of our treatment technology and external economic influences. Factors affecting the adoption rate of new technologies such as IGRT could include our internal efficiency in design, documentation and testing, deployment and installation and the more-widely demonstrated efficacy of IGRT by early adopters. They may also include customer training, reimbursement and our ability to educate customers about the cost effectiveness of our new technologies and clinical outcome advantages. External economic influences could include hospital financial strength in the United States, foreign currency exchange rates, governmental healthcare policies and government budgeting and tendering cycles.

X-Ray Products. Our X-ray Products business segment manufactures and sells (i) X-ray tubes for use in a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, mammography, special procedures and industrial applications and (ii) flat panel digital image detectors for X-rays (commonly referred to as flat panel detectors or digital image detectors), which is an alternative to image intensifier tubes for fluoroscopy and X-ray film for radiography. We continue to view the fundamental growth driver for the component business to be the on-going success of key original equipment manufacturers, or OEMs, that incorporate our X-ray tube products and flat panel detectors into their medical diagnostic and industrial imaging systems. Our flat panel detectors are being incorporated into new filmless X-ray imaging equipment for medical diagnostics, dental imaging, veterinary care and industrial inspection.

X-ray Products’ net orders and revenues grew in the first quarter of fiscal year 2007 over the same period of fiscal year 2006 due primarily to continuing strong demand for our flat panel detectors across all customer sectors. Our flat panel detector product line also contributed to a nearly six percentage point increase in gross margin for this business segment over the year-ago period. We have completed the expansion of our Salt Lake City, Utah, manufacturing facility where our flat panel detector product line is manufactured to give us additional capacity.

We have invested $17 million as of December 29, 2006 and expect to invest an additional $20 million over the next eight months into dpiX Holding LLC, or dpiX Holding, which will help fund the acquisition and construction of a new $92 million Gen 4 fabrication facility in Colorado where the next generation of amorphous silicon arrays will be produced. dpiX Holding (through its subsidiary, dpiX LLC) is a key supplier of amorphous silicon arrays for our flat panel detector products and we are a 40% equity owner in dpiX Holding.

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

Other. The “Other” category is comprised of the Security and Inspection Products business, or SIP, and the operations of the Ginzton Technology Center, or GTC (see Note 13 “Segment Information” of the Notes to the Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q). SIP designs, manufactures, sells and services Linatron® X-ray accelerators for security and inspection purposes, such as cargo screening, border protection and nondestructive examination for a variety of applications. We generally sell our Linatron X-ray accelerators to OEMs who incorporate our accelerators into their inspection systems, which are then sold to custom agencies and other government and military agencies, as well as to commercial private parties in the casting, power, aerospace, chemical, petro-chemical and automotive industries.

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

On January 26, 2007, we acquired ACCEL Instruments GmbH, or ACCEL, a privately-held supplier of scientific research instruments and proton therapy systems for cancer treatment, for approximately $30 million, including approximately $11 million of bank debt. The acquisition will enable us to offer products for delivering image-guided, intensity-modulated proton therapy for selected cancer patients. Results for ACCEL will be included in our “Other” business segment.

This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the notes included elsewhere in this report, as well as the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 29, 2006, as well as the Risk Factors contained in Part II, Item 1A of this Quarterly Report on Form 10-Q, and other information provided from time to time in our other filings with the SEC.

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

Share-based Compensation Expense

Effective October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), using the modified prospective transition method. We have valued our share-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes option-pricing model. The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by VMS’s stock price as well as the input of other subjective assumptions, including the expected term of stock awards and the expected price volatility of VMS stock over the expected term of the awards.

The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of stock options by our employees. Upon the adoption of SFAS 123(R), we determined the expected term of stock options based on the demographic grouping of employees and retirement eligibility. Upon adoption of SFAS 123(R), we used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption. Implied volatility was derived based on six-month traded options on VMS common stock. The selection of the blended volatility approach was based upon the availability of traded options on our stock and our assessment that blended volatility is more representative of future stock price trends than just historical volatility alone. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

Goodwill and Intangible Assets

Goodwill is initially recorded when the purchase price paid for a business acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The majority of companies that we have acquired have not had significant identified tangible assets and, as a result, a significant portion of the purchase price has been typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of these acquired intangible assets and potential impairment charges related to goodwill if indicators of impairment exist. As a result of business acquisitions, the allocation of the purchase price to goodwill and intangible assets could have a significant impact on our future operating results. The allocation of the purchase price of the acquired companies to goodwill and intangible assets requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should conditions be different from management’s estimates at the time of the acquisition, material write-downs of intangible assets and/or goodwill may be required, which would adversely affect our operating results. We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal years or more frequently if indicators of potential impairment arise. In fiscal year 2006, we performed such evaluations and found no impairment.

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

Defined Benefit and Post-Retirement Benefit Plans

We sponsor four defined benefit pension plans in Germany, Japan, Switzerland and the United Kingdom covering the employees who meet the applicable eligibility requirements. We do not have any defined benefit pension plan in the United States. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to those plans for which the benefit is actuarially determined. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases and healthcare cost increases, which we determine within certain guidelines. In addition, we also use subjective factors, such as withdrawal and mortality rates, to calculate the expense and liability. The actuarial assumptions we use are long-term assumptions and may differ materially from actual experience particularly in the short term due to changing market and economic conditions and changing participant demographics. These differences may have a significant impact on the amount of pension expense we recorded.

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

In addition, the carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable earnings in certain tax jurisdictions to utilize these deferred tax assets. Should we conclude it is more likely than not that we will be unable to recover our net deferred tax assets in these tax jurisdictions, we would increase our valuation allowance and our tax provision would increase in the period in which we make such a determination.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2007 is the 52-week period ending September 28, 2007, and fiscal year 2006 was the 52-week period ended September 29, 2006. The fiscal quarters ended December 29, 2006 and December 30, 2005 were both 13-week periods.

Discussion of Financial Data for the First Quarter of Fiscal Year 2007 Compared to the First Quarter of Fiscal Year 2006

Total Revenues

Revenues by sales classification

	Three Months Ended
(Dollars in millions)	December 29, 2006	December 30, 2005	Percent Change
Product	$317.8	$274.9	16%
Service Contracts and Other	70.1	59.3	18%

Total Revenues	$387.9	$334.2	16%

Product as a percentage of total revenues	82%	82%
Service Contracts and Other as a percentage of total revenues	18%	18%

Revenues by region

North America	$196.1	$173.1	13%

Europe	121.5	82.8	47%
Asia	58.8	63.4	(7)%
Rest of world	11.5	14.9	(23)%

Total International (1)	191.8	161.1	19%

Total	$387.9	$334.2	16%

North America as a percentage of total revenues	51%	52%
International as a percentage of total revenues	49%	48%

(1)	We consider international revenues to be revenues outside of North America.

For the first quarter of fiscal year 2007, total revenues increased by 16% over total revenues for the first quarter of fiscal year 2006 primarily due to increases in Oncology Systems revenues, with the X-ray Products segment and the “Other” category also contributing to the increases.

Increase in total revenues in absolute dollars in the first quarter of fiscal year 2007 over the first quarter of fiscal year 2006 was primarily due to the growth in product revenues, and to a lesser extent, increase in service contracts and other revenues. However, service contracts and other revenues grew at a higher rate compared to product revenues. Oncology Systems service contracts revenues continued to comprise the bulk of total service contracts and other revenues, as well as being the primary contributor to the increase in total service contracts and other revenues, in the first quarter of fiscal year 2007 over the same period in the prior year.

International revenue growth exceeded North American revenue growth in the first quarter of fiscal year 2007 over the same period in the prior year and international revenues continued to increase as a percentage of revenues. Revenue growth in the international market was primarily due to the strong growth in the European region, partially offset by the decline in the Asian and rest of the world markets. Oncology Systems segment was the primary contributor to the overall regional increase, although revenue growth in the X-ray Products and “Other” business segments also contributed to the revenue increase in these regions.

Oncology Systems Revenues

Revenues by sales classification

	Three Months Ended
(Dollars in millions)	December 29, 2006	December 30, 2005	Percent Change
Product	$248.4	$218.8	14%
Service Contracts (1)	68.1	57.5	18%

Total Oncology Systems revenues	$316.5	$276.3	15%

Product as a percentage of total Oncology Systems revenues	78%	79%
Service Contracts as a percentage of Oncology Systems revenues	22%	21%
Oncology Systems revenues as a percentage of total revenues	82%	83%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. This excludes revenues from spare parts sold by our service department.

Oncology Systems total revenues in the first quarter of fiscal year 2007 increased 15% over the first quarter of fiscal year 2006 primarily due to increase in product revenues and, to a lesser extent, increase in service contracts revenues. The increase in Oncology Systems product revenues in the first quarter of fiscal year 2007 over the same period in the prior year was primarily due to higher sales volume of accessory products that enable IMRT and IGRT (including our OBI) and our Trilogy linear accelerators, and to a lesser extent, higher sales volume of our software products. The increase in service contracts revenues in the first quarter of fiscal year 2007 from the same period in fiscal year 2006 was primarily driven by the increase in sophistication of our products and the success of our software products which generate annual maintenance contracts and renewals.

Revenues by region

	Three Months Ended
(Dollars in millions)	December 29, 2006	December 30, 2005	Percent Change
North America	$165.1	$148.4	11%

Europe	108.2	75.7	43%
Asia	33.4	39.2	(15)%
Rest of world	9.8	13.0	(25)%

Total International	151.4	127.9	18%

Total Oncology Systems Revenues	$316.5	$276.3	15%

North America as a percentage of Oncology Systems revenues	52%	54%
International as a percentage of Oncology Systems revenues	48%	46%

Despite the recent quarter declines in Asia and rest of the world, Oncology Systems continued to benefit from strong cyclical revenue growth in the international regions that started a few years ago driven by the adoption of IMRT and the underserved medical needs such as when several European countries initiated special buying programs to upgrade their healthcare systems. North American region growth in the first quarter of fiscal year 2007 was due primarily to continued growth in demand for our products for IGRT.

International Oncology Systems revenues grew 18% in the first quarter of fiscal year 2007 over the same period in the prior fiscal year primarily due to the increase in Europe for accelerator and accessory products that enable IMRT and, to a lesser extent, increase in accessory products that enable IGRT and service contracts revenues. The growth in European product revenues and service contracts revenues was partially offset by the decrease in product revenues in the Asian and rest of the world regions due to timing of product shipments in these regions.

North American revenues grew in the first quarter of fiscal year 2007 over the same period in prior fiscal year reflecting the continued adoption of IGRT in North America. The 11% increase in North American revenues in the first quarter of fiscal year 2007 compared to the same period in fiscal year 2006, primarily due to the higher sales volume of accessory products that enable IGRT (including our OBI), our Trilogy linear accelerators, software products and service contracts revenues. Offsetting cycles of higher and lower revenue growth rates between the international and North American regions is a historical pattern reflecting different technology adoption cycles and demand cycles that is consistent with the net order growth patterns discussed more fully in “Net Orders.”

X-ray Products Revenues

Revenues by region

	Three Months Ended
(Dollars in millions)	December 29, 2006	December 30, 2005	Percent Change
North America	$26.8	$20.7	29%

Europe	8.6	5.8	48%
Asia	25.3	23.8	6%
Rest of world	1.7	1.9	(12)%

Total International	35.6	31.5	13%

Total X-ray Products Revenues	$62.4	$52.2	19%

North America as a percentage of X-ray Products revenues	43%	40%
International as a percentage of X-ray Products revenues	57%	60%
X-ray Products revenues as a percentage of total revenues	16%	15%

X-ray Products revenues increased by 19% in the first quarter of fiscal year 2007 over the first quarter of fiscal year 2006. The growth in X-ray Products revenues in the first quarter of fiscal year 2007 over the same period in prior year was primarily driven by higher sales volume of our flat panel detectors across all of our customer sectors in North America and Europe.

Other Revenues

Revenues by sales classification

	Three Months Ended
(Dollars in millions)	December 29, 2006	December 30, 2005	Percent Change
Product	$7.1	$4.0	78%
Service Contracts and Other	1.9	1.7	15%

Total Other revenues	$9.0	$5.7	59%

Other revenues as a percentage of total revenues	2%	2%

For our “Other” category, which is comprised of SIP and GTC, revenues increased 59% for the first quarter of fiscal year 2007 over the same period in fiscal year 2006, primarily due to higher sales volume of our Linatron products to our OEM customers for cargo screening and border protection. Orders and revenues for our SIP products may be unpredictable as government agencies may place larger orders with our OEM customers in a short time period and then may not place any orders for a long time period thereafter.

Gross Margin

	Three Months Ended
(Dollars in millions)	December 29, 2006	December 30, 2005	Percent Change
Dollar by segment
Oncology Systems	$131.9	$118.6	11%
X-ray Products	25.5	18.3	39%
Other	2.8	1.9	42%

Gross margin	$160.2	$138.8	15%

Percentage by segment
Oncology Systems	41.7%	42.9%
X-ray Products	40.8%	35.0%
Total Company	41.3%	41.5%

Total gross margin decreased by 0.2 percentage points in the first quarter of fiscal year 2007 compared to the same period in fiscal year 2006 due to a decrease in gross margin in the Oncology Systems segment, but helped by a significant improvement in X-ray Products gross margin.

Oncology Systems gross margin decreased in the first quarter of fiscal year 2007 compared to the first quarter in the prior year primarily due to a decrease in product gross margin to 40.0% in the first quarter of fiscal year 2007 from 42.6% in the first quarter of fiscal year 2006. This was partially offset by an increase in service contracts gross margin to 47.9% in the first quarter of fiscal year 2007 from 44.0% in the same period in fiscal year 2006. The decrease in product gross margin was primarily due to the effect of hedging foreign currency denominated sales contracts when the orders were booked. While the weakening of the U.S. dollar positively affected our revenues, it had a negative impact on our gross margin percentage. In addition, the decrease in gross margin was due to a higher proportion of revenues associated with certain new products for IGRT, which are not yet at the gross margin level of other products, a continuing mix shift towards a higher proportion of international revenues, which typically have lower gross margins than revenues from North America, and higher share-based compensation expense. The improvement in service contracts gross margin was due primarily to higher volumes and growth in higher margin software maintenance contracts in Oncology Systems.

X-ray Products gross margin in the first quarter of fiscal year 2007 increased significantly by 5.8 percentage points from 35% in the first quarter of fiscal year 2006 to a record high of 40.8% in the first quarter of 2007. The gain in gross margin resulted from increased product mix shift toward sales of the higher margin flat panel detectors and margin improvement for flat panel products driven by cost reduction efforts for certain flat panel products. X-ray Products gross margin will continue to be impacted by factors including sales mix between flat panel detectors and X-ray tube products, product pricing, timing of new product introduction and cost reduction efforts. Therefore, we may not be able to sustain this record high level gross margin achieved in the first quarter of fiscal year 2007.

Research and Development

	Three Months Ended
(Dollars in millions)	December 29, 2006	December 30, 2005	Percent Change
Research and development	$27.0	$22.2	21%
As a percentage of total revenues	7%	7%

We have maintained our research and development expenses at 7% of total revenues, in line with our revenue growth. The $4.8 million increase in research and development expenses for the first quarter of fiscal year 2007 was driven by increased spending of $3.2 million in Oncology Systems, $1.1 million in X-ray Products and $0.5 million in the “Other” category.

The $3.2 million increase in research and development expenses in Oncology Systems for the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006 was attributable primarily to: (a) an increase in employee headcount, materials costs and consulting expenses of $1.1 million for the development of our next generation linear accelerator products, (b) an increase in grants to research facilities and universities of $0.8 million, (c) an increase in expenses for the development of our software products of $0.6 million and (d) unfavorable foreign currency impact of $0.5 million in the first quarter fiscal year 2007 resulting from the relatively weak U.S. dollar as the research and development expenses incurred by our foreign operations was translated into U.S. dollars. The $1.1 million increase in X-ray Products was primarily due to increased expenses for development projects related to flat panel detectors. The $0.5 million increase in the “Other” category was primarily due to increased share-based compensation expense of $0.3 million.

Selling, General and Administrative

	Three Months Ended
(Dollars in millions)	December 29, 2006	December 30, 2005	Percent Change
Selling, general and administrative	$63.1	$56.8	11%
As a percentage of total revenues	16%	17%

The $6.3 million increase in selling, general and administrative expenses for the first quarter of fiscal year 2007 compared to the same period in fiscal year 2006 was primarily attributable to: (a) an increase in employee-related expenses of $2.7 million resulting from an increase in employee headcount and other associated costs in Oncology Systems and corporate headquarters to support our growing business activities, (b) an increase in share-based compensation expense of $1.4 million and (c) an increase in professional fees of $1.4 million largely driven by information systems projects.

Interest Income, Net

	Three Months Ended
(Dollars in millions)	December 29, 2006	December 30, 2005	Percent Change
Interest income, net	$2.4	$1.7	47%

The increase in interest income, net in the first quarter of fiscal year 2007 compared to the same period in fiscal year 2006 was attributable to an increase in interest rates.

Taxes on Earnings

	Three Months Ended
	December 29, 2006	December 30, 2005	Change
Effective tax rate	32%	33%	(1)%

The effective tax rate in the first quarter of fiscal year 2007 decreased from the same period in fiscal year 2006 as we recorded a tax benefit associated with the retrospective reinstatement of the federal research and development tax credit, which had previously expired on December 31, 2005. In general, our effective income tax rate differs from the U.S. federal statutory rate largely as a result of foreign income taxed at rates lower than the U.S. federal rate and state income taxes. Our future effective tax rate could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof.

Net Earnings Per Diluted Share

	Three Months Ended
	December 29, 2006	December 30, 2005	Percent Change
Net earnings per diluted share	$0.37	$0.30	23%

The increase in earnings per diluted share in the first quarter of fiscal year 2007 over the first quarter of fiscal year 2006 can be attributed to the increase in total revenues, the reduction in effective tax rate and the reduction in outstanding shares of common stock due to stock repurchases.

Net Orders

Total Net Orders (by segment and region)

	Three Months Ended
(Dollars in millions)	December 29, 2006	December 30, 2005	Percent Change
Oncology Systems:
North America	$192.8	$162.2	19%
Total International	137.4	164.5	(16)%

Total Oncology Systems	$330.2	$326.7	1%

X-ray Products:
North America	$31.2	$24.8	26%
Total International	36.3	30.4	19%

Total X-ray Products	$67.5	$55.2	22%

Other:	$10.2	$20.4	(50)%

Total Net Orders:	$407.9	$402.3	1%

Our total net orders during the first quarter of fiscal year 2007 remained relatively flat over the same period in fiscal year 2006.

During the first quarter of fiscal year 2007, North American Oncology Systems net orders grew 19% from the same period in the prior year primarily due to increased demand for our new accessory products that enable IGRT (including our OBI), the Trilogy linear accelerators and our software products for treatment planning and information management, as well as increased orders for our service contracts. We believe Oncology Systems is experiencing strong net order growth in North America as this region adopts IGRT technology.

International net orders decreased by 16% in the first quarter of fiscal year 2007 over the same period in the prior year primarily due to declines in Europe and Asia. We believe that the decrease in net orders in the first quarter of fiscal year 2007 over the same period in the prior year was principally due to timing delays in government-related tenders and the exceptionally high net order growth in Asia in the first quarter of fiscal year 2006. Additionally, as previously noted, our international regions have experienced a slowdown in demand for radiotherapy capital equipment for IMRT after several years of strong international growth driven by the rapid adoption of IMRT technology. Consistent with what we saw in North America, we expect net orders to be lower following a rapid IMRT adoption cycle and as IMRT becomes an established treatment methodology in the international regions. We are however also beginning to see, to a limited extent, international demand for our new accessory products that enable IGRT (including our OBI) as these international regions enter the initial stages of adoption of IGRT. We expect that IGRT will continue to be one of the main contributors to net orders and revenue growth in our Oncology Systems business segment, with North America ahead of international regions in the timing of adoption.

For the trailing twelve months ended December 29, 2006, Oncology Systems net orders increased by 10%, including a 20% increase for North America and a 2% decrease for international regions. By comparison, the trailing twelve-month Oncology Systems net orders growth rate as of September 29, 2006 was 13%, including a 19% increase for North America and a 6% increase for international regions. The trailing twelve-month Oncology Systems net orders growth rate as of June 30, 2006 was 14%, including a 14% increase for North America and a 15% increase for international regions. Consistent with the historical pattern, we expect that Oncology Systems net orders will continue to experience regional fluctuations.

X-ray Products have relatively short turn around from net orders to shipments. X-ray Products net orders increased by 22% during the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006 due to continued robust demand for our flat panel detectors. The flat panel detector product line has become a significant contributor to our X-ray Products business segment. We believe the flat panel detector product line will continue to experience high growth in net orders as flat panel detectors, which enable filmless X-ray imaging, replace traditional film and image-intensifier X-ray products in many medical applications.

Net orders in the “Other” category, comprised of SIP and GTC, decreased by 50% in the first quarter of fiscal year 2007 compared to the same period in the prior year primarily due to the exceptionally high orders for our Linatron X-ray accelerators for cargo screening and border protection in the first quarter of fiscal year 2006. While we are optimistic about the long-term potential of our SIP business and encouraged by the increased interest in our products, use of this technology in security cargo screening and border protection is in its early stages and governmental agencies have provided limited public information about plans for adopting such technologies. Orders for our SIP products may be unpredictable as governmental agencies may place larger orders with our OEM customers in a short time period and then may not place any orders for a long time period thereafter.

We continue to believe that, as a company, we can sustain global long-term growth of 10% to 15% due to fundamental market factors for growth in the radiation therapy market that we believe have remained unchanged and the growth potential of our emerging businesses such as SIP and flat panel detectors. In any given period, however, orders growth in either North America or international regions, or both, could be outside of this range, given the high dollar amount of individual orders particularly in our Oncology Systems and SIP businesses. The actual timing of sales and revenue recognition will vary significantly based on the delivery requirements of individual orders, acceptance schedule and the readiness of individual customer sites for installation of our products and are usually shorter for some types of orders, such as upgrades (i.e. the addition of new features or accessories to existing equipment). Thus, orders in any quarter or period are not necessarily directly correlated to the level of sales or revenues in any particular future quarter or period. Moreover, as the overall mix of net orders includes a greater proportion of software products and newly introduced Oncology Systems products, which typically have longer time from order to completion of installation, the average time period within which orders convert into sales could lengthen and our deferred revenues may increase and margins may fall.

Backlog

At December 29, 2006, we had a backlog of $1.4 billion, an increase of 14% compared to December 30, 2005. Our Oncology Systems backlog at December 29, 2006 increased by 14% from December 30, 2005, including a 27% increase for North America and a 2% decrease for international regions.

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

Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and cash equivalents and marketable securities:

(In millions)	December 29, 2006	September 29, 2006	Increase/ (Decrease)
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$264	$272	$(8)
Marketable securities	99	94	5

Total	$363	$366	$(3)

Cash and cash equivalents and marketable securities at December 29, 2006 remained relatively flat compared to September 29, 2006. During the first quarter of fiscal year 2007, we used cash and cash proceeds from maturities of marketable securities for the repurchase of $77 million in common stock, capital expenditures of $12 million, investment in dpiX Holding of $5 million for the construction of a manufacturing facility in Colorado and contribution of $3 million to the trust assets of our deferred compensation plan. These uses were significantly offset by $83 million cash generated from operating activities, $10 million of cash provided by stock option exercises and $8 million of cash provided by the excess tax benefits from share-based compensation.

At December 29, 2006, we had approximately $145 million or 40% of total cash, cash equivalents and marketable securities in the United States. Approximately $218 million or 60% of total cash, cash equivalents and marketable securities was held abroad and could be subject to additional taxation if it were repatriated to the United States.

Cash Flows

	Three Months Ended
(In millions)	December 29, 2006	December 30, 2005
Net cash flow provided by (used in):
Operating activities	$83	$14
Investing activities	(28)	(2)
Financing activities	(59)	4
Effects of exchange rate changes on cash and cash equivalents	(4)	1

Net increase in cash and cash equivalents	$(8)	$17

Our primary cash inflows and outflows for the first quarter of fiscal years 2007, as compared to the first quarter of fiscal year 2006, were as follows:

•	We generated net cash from operating activities of $83 million in the first quarter of fiscal year 2007, compared to $14 million for the first quarter of fiscal year 2006. In accordance with SFAS 123(R), we reported excess tax benefits from shared based compensation as cash used by operating activities and cash provided by financing activities of $8 million in the first quarter of fiscal year 2007, compared to $22 million for the first quarter of fiscal year 2006.

The $69 million increase in net cash from operating activities during the first quarter of fiscal year 2007 compared to the same period of fiscal year 2006 was driven by a net change of $63 million in operating assets and liabilities (working capital items) and an increase in net earnings of $8 million, partially offset by a net decrease in non-cash items of $2 million. The $63 million net change in working capital items was primarily driven by a decrease in accounts receivable of $81 million in the first quarter of fiscal year 2007 compared to a decrease of $3 million in the first quarter of fiscal year 2006 due to timing of product deliveries and subsequent collection of the related receivables.

The major contributors to the net change in working capital items in the first quarter of fiscal year 2007 were accounts receivable, inventories, accrued expenses, deferred revenues and accounts payable.

➢	Accounts receivables decreased due to timing of product deliveries in the fourth quarter of fiscal year 2006 and strong collection performance in the first quarter of fiscal year 2007.

➢	Inventories increased due to anticipated customer demands for both Oncology Systems and X-ray Products segments throughout the reminder of fiscal year 2007.

➢	Accrued expenses decreased primarily due to decrease in income taxes payable. The decrease in income taxes payable was the result of estimated tax payments made during the first quarter of fiscal year 2007.

➢	Deferred revenues decreased primarily due to higher amount of revenues recognized in the first quarter of fiscal year 2007 based on customer acceptance of our Oncology Systems products.

➢	Accounts payable decreased due to timing of payments processed.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments and customer acceptance, accounts receivable collections, inventory management, and the timing of tax and other payments. For additional discussion, see “Risk Factors” in Item 1A.

•	Investing activities used $28 million of net cash in the first quarter of fiscal year 2007, compared to $2 million used in the first quarter of fiscal year 2006. Our net purchases of marketable securities were $5 million in the first quarter of fiscal year 2007, compared to net proceeds from maturities of marketable securities of $10 million in the first quarter of fiscal year 2006. Cash used for purchases of property, plant and equipment was $12 million for the first quarter of fiscal year 2007, compared to $9 million for the same period in fiscal year 2006. We also invested $5 million in dpiX Holding for the construction of a manufacturing facility in Colorado in the first quarter of fiscal year 2007.

•	Financing activities used net cash of $59 million in the first quarter of fiscal year 2007 compared to $4 million provided in the first quarter of fiscal year 2006. In the first quarter of fiscal year 2007, we used $77 million for the repurchases of common stock. These uses were partially offset by cash proceeds of $10 million from employee stock option exercises and $8 million in excess tax benefits from share-based compensation. During the first quarter of fiscal year 2006, we received cash proceeds of $29 million from employee stock option exercises and $22 million in excess tax benefits from share-based compensation, which were offset by $39 million used in the repurchase of common stock and $8 million (the value of withheld shares) used for employees’ taxes due when restricted performance share awards vested.

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

Days Sales Outstanding

Trade accounts receivable days sales outstanding, or DSO, were 93 days at December 29, 2006 compared to 92 days at December 30, 2005. Our accounts receivable and DSO are primarily impacted by timing of product shipments, collections performance and payment terms. The increase in DSO for the first quarter of fiscal year 2007 over the same quarter of fiscal year 2006 was related to the continuing shift to a higher proportion of international sales, which typically have a longer collection cycle than North America.

Stock Repurchase Program

On November 20, 2006, we announced that our Board of Directors had approved the repurchase of an additional 4,500,000 million shares of our common stock over the period through September 28, 2007 in addition to the 1,500,000 shares of common stock that had been available for repurchase as of September 29, 2006 under the prior program. During the three months ended December 29, 2006, we paid $77 million to repurchase 1,500,000 shares of its common stock. All shares that have been repurchased have been retired. As of December 29, 2006, we could repurchase up to 4,500,000 shares of our common stock under the November 20, 2006 authorization.

Contractual Obligations

There has been no significant change to the contractual obligations we reported in our Annual Report on Form 10-K for fiscal year 2006.

Total debt as a percentage of total capital remained at 8.0% at December 29, 2006 compared to the ratio at September 29, 2006. The ratio of current assets to current liabilities was 1.8 to 1.0 at December 29, 2006, which did not change from the ratio at September 29, 2006.

Contingencies

We are subject to a variety of environmental laws around the world regulating the handling, storage, transport and disposal of hazardous materials that do or may create increased costs for some of our operations. Although we follow procedures that we consider appropriate under existing regulations, these procedures can be costly and we cannot completely eliminate the risk of contamination or injury from these materials, and, in the event of such an incident, we could be held liable for any damages that result. In addition, we could be assessed fines or penalties for failure to comply with environmental laws and regulations. These costs and any future violations or liability under environmental laws or regulations could have a material adverse effect on our business.

In addition, we may be required to incur significant additional costs to comply with future changes in existing environmental laws and regulations or new laws and regulations. For example, several countries, including many in the European Union, or EU, are requiring medical equipment manufacturers to bear some or all of the cost of product disposal at the end of a product useful life, thus creating increased costs for our operations. The EU has also adopted a directive that may require the adoption of restrictions on the use of some hazardous substances in certain of our products sold in the EU. This directive could increase costs for our operations.

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

As described below, we have accrued a total of $15.4 million as of December 29, 2006 to cover our liabilities for these cleanup projects.

•	Various uncertainties make it difficult to estimate the likelihood or cost of certain third-party claims, project management costs and legal costs at all of the sites and facilities. In addition, for the eight sites and one of the facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities. As of December 29, 2006, we nonetheless estimated that our future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs, third-party claims, project management costs and legal costs for these nine locations ranged in the aggregate from $3.5 million to $7.2 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year to 14 years as of December 29, 2006. We believe that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $3.5 million for these cleanup projects as of December 29, 2006. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

•	As to all other facilities, we have gained sufficient knowledge to better estimate the scope and costs of future cleanup activities based upon formal agreements with other parties defining our future liabilities or formal cleanup plans that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the facility. As of December 29, 2006, we estimated that the our future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs at these facilities, and reimbursements of third-party’s claims for these facilities, ranged in the aggregate from $9.6 million to $36.3 million. The time frames over which these cleanup project costs are estimated vary with each facility, ranging from 2 years to 30 years as of December 29, 2006. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $17.6 million at December 29, 2006. We accordingly accrued $11.9 million, which represents our best estimate of the future costs of $17.6 million discounted at 4%, net of inflation.

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

We receive certain cash payments in the form of settlements and judgments from defendants, our insurers and other third parties from time to time. We have also reached an agreement with an insurance company under which the insurance company has agreed to pay a portion of our past and future environmental-related expenditures, and we therefore had included a $2.9 million receivable at December 29, 2006, of which $2.8 million is included in “Other assets” and $0.1 million is included in “Prepaid expenses and other current assets”. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has in the past paid the claims that we have made.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. As of December 29, 2006, we have not incurred any costs since the spin-offs to defend lawsuits or settle claims related to these indemnification arrangements.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS 154, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for accounting for and reporting a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We adopted SFAS 154 in the first quarter of fiscal year 2007 and there was no impact to our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or SFAS 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation will be effective for us in the first quarter of fiscal year 2008. We are evaluating the impact of the adoption of this interpretation on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS 157 may have on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), or SFAS 158. SFAS 158 requires us to (a) recognize a plan’s funded status in its statement of financial position, (b) measure a plan’s assets and its obligations that determine the plan’s funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur through other comprehensive income. The requirement to recognize the funded status of a defined benefit plan and the disclosure requirements are effective for our fiscal year ending September 28, 2007. Based on the funded status of our plan obligations disclosed in Note 9 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 29, 2006, the estimated impact of adopting SFAS 158 would have been a decrease in total assets at September 29, 2006 of approximately $3 million, an increase in total liabilities of approximately $18 million and a reduction in stockholders’ equity of approximately $21 million, excluding the impact of taxes. There would have been no impact on our fiscal year 2006 Consolidated Statements of Earnings or Cash Flows. The actual impact of the implementation of SFAS 158 on the fiscal year 2007 financial statements will differ from that estimate due to changes in economic assumptions such as discount rates, measurement of fair values of plan assets, and other changes in actuarial assumptions that will occur in connection with the next measurement date on September 28, 2007.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108, to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact on both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements that were not deemed material under a company’s prior approach but are material under the SAB 108 approach. SAB 108 will be effective for our fourth quarter of the fiscal year ending September 28, 2007. We are assessing the potential impact that SAB 108 may have on our consolidated financial position, results of operations and cash flows. However, based on the evaluation to date, we believe there will be no impact at adoption on our financial statements or related disclosures.

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

We have significant transactions denominated in foreign currencies and address certain financial exposures through a program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and typically hedge many of these firmly committed foreign currency denominated sales orders. These firmly committed foreign currency sales orders, excluding the amounts relating to the products made outside of the United States, are hedged with forward exchange contracts. We enter into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts range from one to twelve months in original maturity. As of December 29, 2006, we did not have any forward exchange contracts with an original maturity greater than twelve months. As international deliveries may extend beyond twelve months, we may hedge beyond twelve months in the future.

We also hedge the balance sheet exposures from our various foreign subsidiaries and business units. We enter into monthly foreign currency forward exchange contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

The notional value of sold forward exchange contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding as of December 29, 2006 totaled $546.7 million. The notional value of purchased forward exchange contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding as of December 29, 2006 totaled $86.4 million. The notional amounts of forward exchange contracts are not a measure of our exposure. The fair value of forward exchange contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.

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

The principal amount of cash, cash equivalents and marketable securities at December 29, 2006 totaled $363 million with a weighted average interest rate of 3.49% and an estimated average tax equivalent yield of 4.03%. All of our marketable securities at December 29, 2006 were in municipal securities. Our investment portfolio of marketable securities is classified as held-to-maturity (with the exception of our auction rate securities which are classified as available-for-sale), and any gains or losses relating to changes in interest rates would occur in the unlikely event of liquidation of all or part of the investment portfolio. Our debt of $57.3 million at December 29, 2006 carried a weighted average fixed interest rate of 6.88% with principal payments due in various installments over a seven-year period.

The estimated fair value of our cash and cash equivalents and marketable securities (60% of which was held abroad at December 29, 2006 and could be subject to additional taxation if it were repatriated to the United States) approximated the principal amounts reflected above based on the maturities of these financial instruments.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that IMRT has become a well-accepted standard of treatment in the radiation oncology market; however, if future studies contradict current knowledge about IMRT or call into question the effectiveness of our products or show negative side effects, or if other more effective technologies are introduced, our revenues could fail to increase or could decrease. Our success will depend upon the continued growth in awareness, acceptance and success of IMRT in general and acceptance of our products utilizing this technology in particular. IMRT drove high order and revenue growth in North America from 1999 to 2003. However, as more institutions purchase IMRT-equipped linear accelerators or upgrade their existing accelerators with IMRT technology, the market for IMRT-related products may become saturated and we would face competition from newer technologies. We have seen and continue to expect that the rate of growth for IMRT-related equipment will be lower than what we have experienced previously, particularly in the North American market, as over 50% of our customer sites worldwide have the products and accessories necessary to perform the most advanced forms of IMRT. Our future success, therefore, will depend on our ability to accurately anticipate and capitalize on new customer demands through technological innovations and changes, including new technologies for treatment such as IGRT.

IGRT is the most advanced radiation therapy technology that complements IMRT to further enhance radiation therapy treatments, and we continue to invest in product development relating to IGRT treatment capabilities. We are seeing customers accept IGRT as the next significant enhancement in curative radiation therapy, and demand for of our products for IGRT is as one of the main contributors to net orders and revenue growth in our Oncology Systems business segment. Our future success will depend upon the wide-spread awareness, acceptance and adoption by the radiation oncology market of IGRT and our IGRT products as an evolutionary technology and methodology for radiotherapy treatment of cancers. We believe hospitals and clinics are converting to this new clinical process as early IGRT sites demonstrate the efficiency and effectiveness of IGRT. If our assumptions regarding the future importance of IGRT are incorrect, if IGRT fails to be effective as a treatment methodology, or if IGRT fails to become widely accepted, our orders and revenues could fail to increase or could decrease.

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

Our success depends upon the successful development, introduction and commercialization of new generations of products, treatment systems and enhancements to and/or simplification of existing products. Our Oncology Systems products are technologically complex and must keep pace with, among other things, new product introductions of our competitors. Our X-ray Products business segment must also continually innovate to develop products with lower cost, better product quality and superior technology and performance. Accordingly, many of our products require significant planning, design, development and testing at the technological, product and manufacturing process levels. These activities require significant capital commitments, involvement of our senior management and other investments on our part, which we may be unable to recover. Our timelines for the development of new products or enhancements may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of new products or enhancements. In addition, a few of our research and development projects are funded by government contracts. Changes in government priorities and our ability to attract similar funding may affect our overall research effort and ultimately, our ability to develop successful new products and product enhancements.

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

In addition, the installation times associated with new products generally are longer than with well-established products. Because recognition of a portion of the revenue associated with new products is generally tied to installation and acceptance of the product, our recognition of revenue associated with new products may be deferred longer than expected. While we are working to decrease the installation times associated with new products, we cannot assure you that these plans will be successful or have a meaningful impact on reducing the associated revenue recognition deferrals. Furthermore, even if our plans to decrease installation times are successful, potential customers may not decide to upgrade their equipment. As a result, our revenues may be adversely impacted over a longer period of time, and our financial results could be adversely affected.

ROUGHLY HALF OF OUR REVENUES ARE INTERNATIONAL, AND ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS COULD ADVERSELY AFFECT OUR SALES OR MAKE THEM LESS PREDICTABLE

We conduct business globally. Our international revenues accounted for approximately 49% and 48% of revenues during the first quarter of fiscal years 2007 and 2006, respectively. As a result, we must provide significant service and support on a worldwide basis, and we have sales and service offices located throughout Europe, Asia, Latin America and Australia. In addition, we have manufacturing and research operations in England, Germany, Switzerland, France and Finland, and are building a manufacturing facility in China. We have invested and will continue to invest substantial financial and management resources to develop an international infrastructure to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will be able to compete successfully in the international markets or meet the service and support needs of our customers there. Accordingly, our future results could be harmed by a variety of factors, including:

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

Although we engage in hedging strategies that may offset the effect of fluctuations in foreign currency exchange rates, the protection these strategies provide will be affected by the timing of transactions, the effectiveness of the hedges (measured by how closely the changes in fair value of the hedging instrument offset the changes in fair value of the hedged item), the number of transactions that are hedged, forecast volatility and the extent of movement of foreign currency exchange rates. If our hedging strategies are not effective in offsetting the effect of fluctuations in foreign currency exchange rates, our operating results may be harmed. In addition, because currencies fluctuate and we engage in hedging strategies over time, movement in foreign currency exchange rates could impact our financial results positively or negatively in one period and not another, and therefore make comparing our financial results from period to period more difficult. Also because our hedging strategy is to protect the gross margin dollars on our orders, currency exchange rate fluctuations that positively affect our revenue dollars may result in erosion of gross margin percentages.

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

Unless an exception applies, the FDA requires that medical devices receive 510(k) pre-market clearance or pre-market approval before we, as a manufacturer of medical devices, can take orders for or sell those products in the United States. In addition, modifications or enhancements to these products that could significantly affect safety or effectiveness, or that constitute a major change in intended use, require further FDA clearance or approval. Obtaining FDA clearances or approvals is time-consuming, expensive and uncertain. We may fail to obtain the necessary clearances or approvals or may be unduly delayed in doing so. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products. If we were unable to obtain required FDA approval or clearance for a product, or were limited or unduly delayed in doing so, our business would suffer. In the past, our products have either been subject to 510(k) clearance or exempt from 510(k) clearance. The 510(k) clearance process is generally less time-consuming, expensive and uncertain than the pre-market approval, or PMA, process. If we were required to use the PMA approval process for future products or product modifications, it could delay or prevent release of the proposed products or modifications, and could cause our business to suffer.

Our manufacturing operations are required to comply with the FDA’s QSR, which addresses the design, controls, methods, facilities and quality assurance used in manufacturing, assembly, packing, storing and installing medical devices. The FDA makes announced and unannounced inspections to determine compliance with QSR and in connection with these inspections has issued and in the future may issue reports or written notices listing instances where we have failed to comply with applicable regulations and/or procedures or may issue Warning Letters citing failure to comply with applicable regulations or procedures. If a Warning Letter were issued, we would be required to take prompt corrective action to come into compliance. Failure to timely respond to a Warning Letter or notice of noncompliance and to come into compliance could result in the FDA bringing enforcement action against us, which could include the shutdown of our production facilities and criminal and civil fines. Additionally, if a Warning Letter were issued, customers could delay purchasing decisions or cancel orders, and we could face increased pressure from our competitors, who could use the Warning Letter against us in competitive sales situations, either of which could adversely affect our business and stock price.

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

Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices and other devices that deliver radiation. Because our products are involved in the intentional delivery of radiation to the human body, other situations where people may come in contact with radiation (for example, when our SIP products are being used to scan cargo), the collection and storage of patient treatment data for medical purposes, the planning of radiation treatment and diagnostic imaging of the human body, and the diagnosing of medical problems, the possibility for significant injury and/or death exists. Our medical products are used as part of an overall process that takes place within our customers’ facilities and network systems, and under quality assurance, or QA, procedures established by the facility that ultimately result in the delivery of radiation to patients. As a result, we may face substantial liability to patients, our customers or others for damages resulting from the faulty or allegedly faulty design, manufacture, installation, servicing, support or the misuse of our products. We may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in our products, or the installation, servicing and support of our products. Additionally, errors or accidents in treatment may arise from the fact that our products operate in complex environments with products from other vendors, where interoperability or data sharing protocol may not be optimized. In any accident case, we could be subject to legal costs, adverse publicity and damage to our reputation, whether or not our products or services were a factor. Furthermore, adverse publicity regarding accidents or mistreatments involving radiation therapy could adversely impact our business by negatively affecting the reputation of radiation therapy in general, causing patients to question the efficacy of radiation therapy as a viable treatment for cancer and seek other modalities of treatment.

In addition, if a product we designed or manufactured were defective (whether due to design, labeling or manufacturing defects, improper use of the product or other reasons), we may be required to recall the product and notify regulatory authorities. Product recalls may also result in unexpected loss accruals under generally accepted accounting principles in the United States of America, or GAAP that may cause our quarterly results to fluctuate. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in our incurring substantial costs and management time, losing revenues and damaging our reputation, each of which would harm our business.

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

The markets for radiation therapy equipment and software are characterized by rapidly evolving technology, intense competition and pricing pressure. Many of the companies with which our Oncology Systems business competes have greater financial, marketing and other resources than we have. Also, we expect that the rapid technological changes occurring in our markets will lead to the entry of new competitors into our markets, as well as our encountering new competitors as we apply our technologies in new markets such as stereotactic radiosurgery for neurosurgical and extracranial treatments. Our ability to compete successfully depends, in part, on our ability to provide technologically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, together in a complete package of products and services, and to do so ahead of our competitors. Our ability to compete in the radiation therapy market may be adversely affected when purchase decisions are based solely upon price, because our products are generally sold on a total value to the customer basis. This may occur if hospitals and clinics give purchasing decision authority to group purchasing organizations that focus solely on pricing as the primary determinant in making purchase decisions. In our sales of linear accelerator products for radiotherapy and radiosurgery, we compete primarily with Siemens Medical Solutions, Elekta AB, Tomotherapy Incorporated and Accuray Incorporated. We compete with a variety of companies, such as Elekta AB, Philips Medical Systems, Computerized Medical Systems, Inc., North American Scientific, Inc., Nucletron B.V. and Siemens Medical Solutions in our software products, treatment simulation and verification products and accessories product lines. We also have begun to encounter some competition from providers of hospital information systems. In respect of our BrachyTherapy business, our primary competitor is Nucletron B.V. For the service and maintenance business for our products, we compete with independent service organizations and our customers’ internal service organizations.

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

In our SIP business, we compete with other OEM suppliers, primarily outside of the United States, and our major competitor in this market is Nuctech Company Limited. The market for our SIP products used for nondestructive testing in industrial application is very small and highly fractured. There is no single major competitor in this market.

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

As radiation therapy becomes more and more complex, our customers are increasingly concerned about the interoperability and compatibility of the various products they use in providing treatment to patients. For example, our linear accelerators, treatment simulators, treatment verification products, treatment planning and information management software products are designed to interoperate with one another, and to be compatible with other widely used third-party radiation oncology products. Obtaining and maintaining this interoperability and compatibility is costly and time-consuming. When third parties modify the design or functionality of their products, it can require us to modify our products to ensure compatibility. Conversely, when we implement design improvements to our products, customers may be reluctant to adopt our new technology due to interoperability issues; for example, a clinic may be unwilling to implement new VMS technology because its third-party software network provider does not yet have a proper software interface available. In addition, our ability to obtain compatibility with third-party products can depend on the third parties’ providing us with adequate information regarding their products. In many cases, these third parties are our competitors and may time their product changes, and their sharing of relevant information with us, to place us at a competitive disadvantage. Further, we could be required to obtain additional regulatory clearances for any modification of our products due to interoperability issues with the products of third parties. It is also possible that, despite our best efforts, we may be unable to make our products interoperable or compatible with widely used third-party products or may only be able to do so at a prohibitive expense, making our products less attractive or more costly to our customers.

WE MAY INCUR SUBSTANTIAL COSTS IN PROTECTING OUR INTELLECTUAL PROPERTY, AND IF WE ARE NOT ABLE TO DO SO, OUR COMPETITIVE POSITION WOULD BE HARMED

We file applications as appropriate for patents covering new products and manufacturing processes. We cannot be sure, however, that our current patents, the claims allowed under our current patents, or patents for technologies licensed to us will be sufficiently broad to protect our technology position against competitors. Issued patents owned by, or licensed to, us may be challenged, invalidated or circumvented, or the rights granted under the patents may not provide us with competitive advantages. We also cannot be sure that patents will be issued from any of our pending or future patent applications. We could incur substantial costs and diversion of management resources if we have to assert our patent rights against others in litigation or other legal proceedings. An unfavorable outcome in any such litigation or proceeding could harm us. In addition, we may not be able to detect patent infringement by others or may lose our competitive position in the market before we are able to do so.

We also rely on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title (including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties), to protect our proprietary rights. We cannot assure you that these protections will prove adequate, that contractual agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or be independently developed by others. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We cannot assure you that unauthorized third parties will not use our trademarks. We also have agreements with third parties that license to us certain patented or proprietary technologies. If we were to lose the rights to license these technologies, or our costs to license these technologies were to materially increase, our business would suffer.

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

SINCE WE DEPEND UPON A LIMITED GROUP OF SUPPLIERS, AND IN SOME CASES SOLE SOURCE SUPPLIERS, FOR SOME PRODUCT COMPONENTS, THE LOSS OF A SUPPLIER OR ANY INABILITY TO OBTAIN SUPPLIES OF THESE COMPONENTS COULD REDUCE OUR ABILITY TO MANUFACTURE PRODUCTS, CAUSE MATERIAL DELAYS IN OUR ABILITY TO DELIVER PRODUCTS, OR SIGNIFICANTLY INCREASE OUR COSTS

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

Our SIP business designs, manufactures, sells and services Linatron X-ray accelerators for security and inspection purposes. We generally sell our accelerators to OEMs who incorporate them into their inspection products, which are then sold to customs agencies and other government agencies, as well as to commercial private parties. We believe growth in this business will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes. However, use of linear accelerator technology in security cargo screening and border protection is in its early stages. Orders for our security and inspections products have been and may continue to be unpredictable and the actual timing of sales and revenue recognition will vary significantly, as it is difficult to predict our OEM customer delivery and acceptance schedules.

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

Our success will depend, in part, on our ability to expand our product offerings and grow our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, as a strategy to achieve quicker time to market for new products or technology, or to enter new markets, we may determine to grow our business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, in the second quarter of fiscal year 2007, we acquired ACCEL Instruments GmbH, a privately held German supplier of scientific research instruments and proton therapy systems for cancer treatment. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, the completion of an acquisition could divert our management and key personnel from our business operations, which could harm our business and affect our financial results. Furthermore, even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products or technologies or employees into our operations, and the process of integration could be expensive, time-consuming and may strain our resources. In many instances, this will also involve implementing or improving internal controls appropriate for a public company at businesses that lack them. In addition, we may be unable to retain the employees of acquired companies, or the acquired company’s customers, suppliers, distributors or other partners for a variety of reasons, including the fact that these entities may be our competitors or may have close relationships with our competitors. Consequently, we may not achieve anticipated growth or other benefits from an acquisition, which could harm our existing business. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges such as in-process research and development, any of which could harm our business and affect our financial results.

THE ACQUISITION OR DEVELOPMENT OF NEW LINES OF BUSINESS MAY SUBJECT US TO ADDITIONAL RISKS

From time to time, we may acquire or develop new lines of business, such as proton therapy. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. New risks include developing knowledge of and experience in new businesses, recruiting professionals to manage the new business lines, and developing and capitalizing on new marketing relationships with experienced market participants. Each new business may require the investment of additional capital and the significant involvement of our senior management to acquire or develop, then integrate, the new line of business into our operations. Initial timetables for the introduction and development of new lines of business may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business. Failure to successfully manage these risks in the development and implementation of new lines of business could materially and adversely affect our business, results of operations and financial condition.

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

We have experienced and expect in the future to experience fluctuations in our operating results, including net orders, revenues and gross margins. Many of our products require significant capital expenditures by our customers. Accordingly, individual product orders can be quite large in dollar amounts, and the timing of when individual orders are placed and the revenues recognized could have an effect our quarterly results. Timing of order placement from customers, including those in the government or public sector, and their willingness to commit to purchase products are inherently difficult to predict or forecast. Once orders are received, factors that may affect whether these orders become revenues and the timing include:

•	delay in shipment due, for example, to unanticipated construction delays at customer locations where our products are to be installed, cancellations or rescheduling by customers, extreme weather conditions, natural disasters, port strikes or manufacturing difficulties;

•	delay in the installation and/or acceptance of a product; or

•	a change in a customer’s financial condition or ability to obtain financing.

Our quarterly operating results may also be affected by a number of other factors, including:

•	changes in our or our competitors’ pricing or discount levels;

•	changes or anticipated changes in third-party reimbursement amounts or policies applicable to treatments using our products;

•	revenues becoming affected by seasonal influences;

•	timing of revenue recognition;

•	changes in foreign currency exchange rates;

•	changes in the relative portion of our revenues represented by our various products, including the relative mix between higher margin and lower margin products;

•	changes in the relative portion of our revenues represented by the international region;

•	timing of the announcement, introduction and delivery of new products or product enhancements by us and by our competitors;

•	disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services;

•	changes in the general economic conditions in the regions in which we do business;

•	the possibility that unexpected levels of cancellations of orders or backlog may affect certain assumptions upon which we base our forecasts and predictions of future performance;

•	the impact of changing levels of sales to sole purchasers of certain of our X-ray products;

•	the unfavorable outcome of any litigation; and

•	accounting adjustments, such as those relating to accounting reserves for product recalls, share-based compensation expense as required under SFAS 123(R) and changes in interpretation of accounting pronouncements.

Because many of our operating expenses are based on anticipated capacity levels and a high percentage of these expenses are fixed for the short term, a small variation in the timing of revenue recognition can cause significant variations in operating results from quarter to quarter. In the first quarter of fiscal year 2007, we saw an approximately 2.6 percentage points year-over-year decline in the product gross margin for our Oncology Systems business. The decrease in product gross margin was due principally to the effect of hedging foreign currency denominated sales contracts when the orders were booked to protect the gross profit dollars. While the weakening of the U.S. dollar positively affected our revenues, it had a negative impact on our gross margin percentage. In addition, the decrease in gross margin was due to a higher proportion of revenues associated with certain new products for IGRT, which have lower gross margins than other Oncology Systems products, a continuing mix shift towards a higher proportion of international revenues, which typically have lower gross margins than revenues from North America, and higher share-based compensation expense. If results fall below the expectation of securities analysts and investors, the trading price of our common stock would almost certainly decline.

We report on a quarterly and annual basis our net orders and backlog. It is important to understand that, unlike revenues, net orders and backlog are not governed by the rules of GAAP, and are not within the scope of the audit or reviews conducted by our independent public accountants; therefore, investors should not interpret our net orders or backlog results in such a manner. Also, our net orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues as the timing of future revenues depends on completion of customer site preparation and construction, installation scheduling, customer capital budgeting and financing, appropriate regulatory authorizations and other factors. Unexpected levels of cancellation of orders will reduce the quarterly net orders results and backlog and also affect the level of future revenues. Accordingly, we cannot be sure if or when orders will mature into revenues. Our operating results for net orders and backlog in one or more future periods may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

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

On October 1, 2005, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and VMS directors including stock options and employee stock purchases related to the Employee Stock Purchase Plan and restricted stock based on fair values. Prior to fiscal year 2006, the only share-based compensation expense we recognized was for restricted stock.

The application of SFAS 123(R) requires the use of an option-pricing model, such as the Black-Scholes option-pricing model, to determine the fair value of share-based payment awards. Option-pricing models were developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Our stock options and the option component of the Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and changes in the assumptions (such as expected term, stock price volatility and other variables) can materially affect the fair value estimates. Therefore, although we determine the fair value of stock options and the option component of the Employee Stock Purchase Plan shares in accordance with SFAS 123(R) and Staff Accounting Bulletin 107, the existing valuation models may not provide an accurate measure of this fair value, and we cannot assure you that the resulting expense that we are required to recognize accurately measures that value.

As a result of the adoption of SFAS 123(R), our earnings in fiscal year 2006 were lower than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that expensing share-based payments will have on the trading price of our common stock.

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

In light of the relatively low interest rates on short-term investments and in order to better utilize our strong cash position in a manner to better assist sales of our products, we offer longer or extended payment terms for qualified customers in some circumstances. During the first quarter of fiscal year 2007, revenues earned from customer contracts with longer or extended payment terms amounted to approximately 1% of total Oncology Systems revenues. While we qualify customers to whom we offer longer or extended payment terms, we cannot assure you that the financial positions of these customers will not change adversely over the longer time period given for payment. In such an event, we may experience an increase in payment defaults in our accounts receivable, which will affect our net earnings. Also, longer or extended payment terms has and may in the future result in an increase in our days sales outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to the shares of common stock repurchased by us during the first quarter of fiscal year 2007.

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 30, 2006 - October 27, 2006	583,400		$50.71		583,400	916,600
October 28, 2006 - November 24, 2006	539,786	(2)	$52.44	(2)	539,100	4,877,500
November 25, 2006 - December 29, 2006	377,857	(3)	$49.77	(3)	377,500	4,500,000

Total	1,501,043		$51.10		1,500,000

(1)	On November 21, 2005, we announced that our Board of Directors had authorized the repurchase of up to 6,000,000 shares of our common stock through December 31, 2006. This authorization expired on December 31, 2006, with all shares repurchased. On November 20, 2006, we announced that our Board of Directors had authorized the repurchase of up to an additional 4,500,000 shares of our common stock over the period prior to September 28, 2007. We expect repurchases will be made in accordance with Rule 10b-18 and include a plan designed to satisfy the Rule 10b5-1 safe harbor. Shares will be retired upon repurchase.

(2)	Includes 686 shares of VMS common stock that were tendered to VMS for employees’ taxes withheld for vested restricted common stock.

(3)	Includes 357 shares of VMS common stock that were tendered to VMS for employees’ taxes withheld for vested restricted common stock.

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

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: February 5, 2007	By:	/s/ ELISHA W. FINNEY
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