Form 10-Q
period 2007-03-30
VARIAN MEDICAL SYSTEMS INC
filed 2007-05-07
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 127,469,414 shares of common stock, par value $1 per share, outstanding as of April 27, 2007.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended March 30, 2007

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Revenues:
Product	$359,359	$351,721	$677,182	$626,694
Service contracts and other	83,323	62,137	153,358	121,395

Total revenues	442,682	413,858	830,540	748,089

Cost of revenues:
Product	207,542	206,337	398,475	368,082
Service contracts and other	49,971	36,436	86,746	70,158

Total cost of revenues	257,513	242,773	485,221	438,240

Gross margin	185,169	171,085	345,319	309,849
Operating expenses:
Research and development	28,460	25,012	55,426	47,229
Selling, general and administrative	70,261	66,549	133,403	123,332

Total operating expenses	98,721	91,561	188,829	170,561

Operating earnings	86,448	79,524	156,490	139,288
Interest income	3,385	3,633	6,873	6,383
Interest expense	(1,363)	(1,099)	(2,405)	(2,183)

Earnings from operations before taxes	88,470	82,058	160,958	143,488
Taxes on earnings	27,519	26,260	50,506	46,530

Net earnings	$60,951	$55,798	$110,452	$96,958

Net earnings per share - Basic	$0.48	$0.42	$0.86	$0.74

Net earnings per share - Diluted	$0.46	$0.41	$0.83	$0.71

Weighted average shares used in the calculation of:
Net earnings per share - Basic	128,205	131,926	128,689	131,492

Net earnings per share - Diluted	131,868	136,821	132,509	136,368

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	March 30, 2007	September 29, 2006 (1)
Assets
Current assets:
Cash and cash equivalents	$288,778	$272,508
Short-term marketable securities	—	93,599
Accounts receivable, net of allowance for doubtful accounts of $4,164 at March 30, 2007 and $4,473 at September 29, 2006	421,391	471,820
Inventories	267,683	189,653
Prepaid expenses and other current assets	34,326	25,953
Deferred tax assets	102,176	102,516

Total current assets	1,114,354	1,156,049
Property, plant and equipment, net	147,263	130,318
Goodwill	153,955	121,389
Other assets	125,750	103,995

Total assets	$1,541,322	$1,511,751

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$78,287	$77,985
Accrued expenses	256,044	265,750
Deferred revenues	92,626	117,813
Current maturities of long-term debt	7,962	7,954
Product warranty	47,518	42,992
Advance payments from customers	162,470	131,462

Total current liabilities	644,907	643,956
Long-term debt	55,916	49,356
Other long-term liabilities	25,709	21,186

Total liabilities	726,532	714,498

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 127,887 and 129,721 shares issued and outstanding at March 30, 2007 and at September 29, 2006, respectively	127,887	129,721
Capital in excess of par value	297,179	265,214
Retained earnings	394,255	406,849
Accumulated other comprehensive loss	(4,531)	(4,531)

Total stockholders’ equity	814,790	797,253

Total liabilities and stockholders’ equity	$1,541,322	$1,511,751

(1)	The condensed consolidated balance sheet as of September 29, 2006 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(In thousands)	March 30, 2007	March 31, 2006
Cash flows from operating activities:
Net earnings	$110,452	$96,958
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	23,013	19,876
Tax benefits from exercises of share-based payment awards	13,430	46,061
Excess tax benefits from share-based compensation	(12,513)	(43,455)
Depreciation	12,532	11,773
Provision for doubtful accounts receivable	111	233
Loss (gain) on disposal of property, plant and equipment	55	(13)
Amortization of intangible assets	2,548	2,928
Amortization of premium/discount on marketable securities, net	29	80
Deferred taxes	(5,842)	(6,064)
Net change in fair value of derivatives and underlying commitments	(1,858)	3,877
Income on equity investment in affiliate	(28)	(1,357)
Other	—	72
Changes in assets and liabilities:
Accounts receivable	75,532	(25,254)
Inventories	(60,458)	(10,705)
Prepaid expenses and other current assets	(4,129)	(7,165)
Accounts payable	(7,408)	(114)
Accrued expenses	(13,785)	(33,871)
Deferred revenues	(25,187)	4,182
Product warranty	3,880	74
Advance payments from customers	13,542	13,008
Other long-term liabilities	523	(579)

Net cash provided by operating activities	124,439	70,545

Cash flows from investing activities:
Proceeds from maturities or sale of marketable securities	193,470	46,665
Purchases of marketable securities	(99,900)	(35,000)
Acquisition of business, net of cash acquired	(26,792)	—
Purchases of property, plant and equipment	(25,387)	(17,371)
Equity investment in affiliate	(10,915)	(2,980)
Increase in cash surrender value of life insurance	(4,155)	(3,541)
Note receivable from affiliate and other	616	(151)
Proceeds from disposal of property, plant and equipment	656	340
Other, net	(1,932)	(90)

Net cash provided by (used in) investing activities	25,661	(12,128)

Cash flows from financing activities:
Repurchases of common stock	(152,911)	(123,836)
Proceeds from issuance of common stock to employees	23,590	52,639
Excess tax benefits from share-based compensation	12,513	43,455
Employees’ taxes withheld and paid for restricted performance shares and restricted stock	(63)	(8,077)
Repayment of mandatorily redeemable financial instrument	(11,771)	—
Repayments of bank borrowings	(100)	(100)

Net cash used in financing activities	(128,742)	(35,919)

Effects of exchange rate changes on cash and cash equivalents	(5,088)	681

Net increase in cash and cash equivalents	16,270	23,179
Cash and cash equivalents at beginning of period	272,508	243,086

Cash and cash equivalents at end of period	$288,778	$266,265

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Varian Medical Systems, Inc. (“VMS”) and subsidiaries (collectively, the “Company”) designs, manufactures, sells and services advanced equipment and software products for treating cancer with radiation. The Company also designs, manufactures, sells and services high quality, cost-effective X-ray tubes for original equipment manufacturers; replacement X-ray tubes; flat panel digital image detectors for filmless X-rays (commonly referred to as flat panel detectors or digital image detectors) for medical, scientific and industrial applications; linear accelerators for security and inspection purposes; and proton therapy systems for cancer treatment and scientific instruments used in particle research.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2007 is the 52-week period ending September 28, 2007, and fiscal year 2006 was the 52-week period ended September 29, 2006. The fiscal quarters ended March 30, 2007 and March 31, 2006 were both 13-week periods.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 29, 2006. In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of March 30, 2007 and September 29, 2006, results of operations for the three and six months ended March 30, 2007 and March 31, 2006, and cash flows for the six months ended March 30, 2007 and March 31, 2006. The results of operations for the three and six months ended March 30, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

Goodwill and Intangible Assets

The Company evaluates goodwill and purchased assets with indefinite lives for impairment annually in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. The Company determines the fair value of its reporting units based on the present value of estimated future cash flows of the reporting units. The reporting units are consistent with the reportable operating segments identified in Note 14 “Segment Information”. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss. We performed such evaluations for the two reporting units that carried goodwill in the fourth quarter of fiscal year 2006, Oncology Systems and X-ray Products, and found no impairment. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Purchased intangible assets are carried at cost, net of accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives of approximately two to twenty years using the straight-line method.

Revenue Recognition

The Company’s revenues are derived primarily from hardware and software products sales and contract services of Oncology Systems products, X-ray products, Security and Inspection products, proton therapy contracts and scientific instruments contracts.

Hardware Products

The Company recognizes revenues for hardware products in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”) when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For an arrangement with multiple deliverables, the Company recognizes product sales in accordance with Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) with revenues allocated among the different elements. The Company typically requires its customers to provide a down payment prior to transfer of risk of loss of ordered products or prior to performance under service contracts. These down payments are recorded as “Advance payments from customers” in the Condensed Consolidated Balance Sheets.

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

The Company does not have installation obligations for X-ray tubes, digital image detectors, spare parts and certain hardware products in Oncology Systems and Security and Inspection Products (“SIP”) business. For the products that do not include installation obligations, the Company recognizes revenues upon the transfer of risk of loss, which is either at the time of shipment or delivery, depending upon the shipping terms of the contract, provided that all other criteria under SAB 104 and EITF 00-21 are met.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Software Products

The Company recognizes revenues for software products in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Agreements. The Company recognizes license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the vendor’s fee is fixed or determinable, collection of the related receivable is probable, delivery of the product has occurred and the Company has received from the customer an acceptance form acknowledging installation and substantial conformance with the Company’s specifications (as set forth in the user manual) for such product, or upon verification of installation when customer acceptance is not required to be received, provided that all other criteria for revenue recognition under SOP 97-2 have been met. Revenues earned on software arrangements involving multiple elements are allocated to each element based on vendor-specific objective evidence of the fair value (“VSOE”), which is based on the price charged when the same element is sold separately. In instances when evidence of VSOE of all undelivered elements exists, but evidence does not exist for one or more delivered elements, revenues are recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).

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

Revenues related to certain contracts for proton therapy and scientific instruments products and services are recognized using the percentage-of-completion method in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Product Type Contracts. Revenues recognized under the percentage-of-completion method are primarily based on contract costs incurred to date compared with total estimated contract costs. Estimated losses on contracts are charged to cost of sales in the period the loss is identified.

Recent Accounting Pronouncements

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company beginning in the first quarter of 2009. The Company is currently assessing the impact SFAS 159 may have on its consolidated financial position, results of operations and cash flows.

Reclassifications

Certain financial statement items have been reclassified to conform to the current year’s format. These reclassifications had no impact on previously reported net earnings.

2. MARKETABLE SECURITIES

At March 30, 2007, the Company did not have any marketable securities. At September 29, 2006, the carrying amounts of marketable securities, which were all municipal securities, were reflected as follows:

(In millions)	September 29, 2006
Short-term marketable securities	$93.6

Marketable securities classified as:
Available-for-sale	$90.0
Held-to-maturity	3.6

$93.6

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

3. INVENTORIES

The components of inventories are as follows:

(In millions)	March 30, 2007	September 29, 2006
Raw materials and parts	$130.7	$108.5
Work-in-progress	32.9	14.4
Finished goods	104.1	66.8

Total inventories	$267.7	$189.7

4. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” on the Condensed Consolidated Balance Sheets as follows:

(In millions)	March 30, 2007	September 29, 2006
Intangible Assets:
Acquired existing technology	$18.9	$14.1
Patents, licenses and other	14.0	13.9
Customer contracts and supplier relationships	10.1	10.1
Accumulated amortization	(26.8)	(24.3)

Net carrying amount	$16.2	$13.8

The increase in gross carrying amount of intangibles assets was due to the January 2007 acquisition of ACCEL Instruments GmbH (“ACCEL”), which is included in “Other”. Amortization expense for intangible assets required to be amortized under SFAS 142 was $1.3 million and $1.4 million for the three months ended March 30, 2007 and March 31, 2006 and $2.6 million and $2.9 million for the six months ended March 30, 2007 and March 31, 2006, respectively. At March 30, 2007, the Company estimates amortization expense on a straight-line basis for the remaining six months of fiscal year 2007, fiscal years 2008 through 2011, and thereafter, to be as follows (in millions): $2.5, $3.8, $3.1, $2.6, $2.0 and $2.2.

The following table reflects the allocation of goodwill:

(In millions)	March 30, 2007	September 29, 2006
Oncology Systems	$125.0	$120.9
X-ray Products	0.5	0.5
Other	28.5	—

Total	$154.0	$121.4

The increase in the carrying amount of goodwill was due to the acquisition of ACCEL and the adjustment to the purchase price of the radiotherapy equipment service business of Mitsubishi Electric Co. (“MELCO”) in Japan and certain other Asian and South American countries (the “Service Business”) related to the “earn out” payment. See Note 13 “Business Combination” for a discussion of the acquisition of ACCEL and Note 8 “Commitments and Contingencies” for a discussion of the adjustment to the purchase price of the Service Business.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

5. RELATED PARTY TRANSACTIONS

In fiscal years 1999 and 2000, VMS invested a total of $5 million in a three member consortium for a 20% ownership interest in dpiX Holding LLC (“dpiX Holding”), which in turn invested $25 million for an 80.1% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin-film transistor arrays (“flat panels”) for the Company’s X-ray Products’ digital imaging subsystems and for its Oncology Systems’ On-Board Imager and PortalVision imaging systems. The Company purchased flat panels from dpiX totaling $4.6 million for the three months ended March 30, 2007 and $2.8 million for the three months ended March 31, 2006. Flat panels purchased from dpiX totaled $11.1 million for the six months ended March 30, 2007 and $7.3 million for the six months ended March 31, 2006. These purchases of flat panels are included as a component of “Inventory” in the Condensed Consolidated Balance Sheets and “Cost of revenues - product” in the Condensed Consolidated Statements of Earnings. VMS had the right to appoint one manager of the five person board of managers and the investment was accounted for under the equity method. In accordance with the dpiX Holding agreement, net losses were to be allocated to the other two members, in succession, until their capital accounts equaled zero, before being allocated to VMS. The dpiX Holding agreement also provided that net profits were to be allocated to the other two members, in succession, until their capital accounts equaled the net losses previously allocated, then to the three members in accordance with their ownership interests.

In September 2004, VMS acquired another member’s entire 20% ownership interest in dpiX Holding for $1 million. As a result, VMS has the right to appoint two managers of the five person board of managers and its ownership interest in dpiX Holding increased to 40% with the remaining 60% being held by the other original member. When VMS acquired this additional 20% ownership interest, the capital account of the selling member was nearly zero because it was the first in the consortium to be allocated losses. However, dpiX Holding has been profitable since VMS acquired the additional 20% ownership interest. As a result, VMS was the first to be allocated net profits to recover previously allocated losses and recorded in the three months ended March 30, 2007 and March 31, 2006 income on the equity investment in dpiX Holding of $11,000 and $512,000, respectively, and in the six months ended March 30, 2007 and March 31, 2006 of $28,000 and $1,357,000, respectively, which is included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings.

In accordance with the dpiX agreement, the member that owns the other 19.9% ownership interest in dpiX had the right to sell back to dpiX on dpiX’s last business day in December 2004, 2005 and 2006, cumulatively all of that member’s ownership interest for $5 million if dpiX had not become a publicly traded company as of the last business day in December 2004. In December 2004, that member exercised its right to sell back to dpiX its 19.9% ownership interest. On each of December 22, 2005 and December 24, 2004, dpiX repurchased from that member a 7.96% ownership interest for a payment of $2 million (in aggregate, a 15.92% interest for $4 million). On December 22, 2006, dpiX repurchased the remaining 3.98% ownership interest for $1 million and VMS’s indirect ownership interest in dpiX increased to 40%.

In December 2004, VMS agreed to loan $2 million to dpiX in four separate installments, bearing interest at prime rate plus 1% per annum. The principal balance is due and payable to VMS in twelve equal quarterly installments that began in October 2006; interest is payable in full according to the same quarterly schedule, but began in April 2005; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable hereunder, is fully due and payable on July 10, 2009. The note receivable from dpiX totaled $1.7 million and $2 million at March 30, 2007 and September 29, 2006, respectively, and is primarily included in “Other Assets” in the Condensed Consolidated Balance Sheet.

In March 2006, VMS and the other member of dpiX Holding agreed in principle to invest an aggregate of $92 million in dpiX Holding for dpiX to acquire and construct a manufacturing facility in Colorado to increase its production capacity. The members’ contributions for this facility are based on their percentage of ownership interest in dpiX Holding. As of March 30, 2007, VMS had contributed to dpiX Holding approximately $23.2 million, which is included in “Other assets.” VMS expects to invest an additional $13.6 million in dpiX Holding over the next five months.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

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

The following table reflects the change in the Company’s accrued product warranty during the six months ended March 30, 2007 and March 31, 2006:

	Six Months Ended
(In millions)	March 30, 2007	March 31, 2006
Accrued product warranty, at beginning of period	$43.0	$39.4
Charged to cost of revenues	23.4	18.6
Actual product warranty expenditures	(18.9)	(18.6)

Accrued product warranty, at end of period	$47.5	$39.4

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has significant transactions denominated in foreign currencies and addresses certain financial exposures through a program of risk management that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and typically hedges many of these firmly committed foreign currency sales orders. These firmly committed foreign currency sales orders are hedged using forward exchange contracts. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts range from one to twelve months in maturity. As of March 30, 2007, the Company did not have any forward exchange contracts with an original maturity greater than twelve months. As international deliveries may extend beyond twelve months, the Company may hedge beyond twelve months in the future.

The Company accounts for its hedges of foreign currency denominated sales orders (firm commitments) as fair value hedges as prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities (“SFAS 133”). For the three and six months ended March 30, 2007, there were no material gains or losses due to hedge ineffectiveness. At March 30, 2007, the Company had foreign exchange forward contracts for fair value hedges with notional values to sell and purchase $244.0 million and $11.4 million, respectively, in various foreign currencies. At March 30, 2007, all open forward exchange contracts were deemed effective.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

8. COMMITMENTS AND CONTINGENCIES

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

On February 2, 2004, the Company’s Japanese subsidiary (“VMS KK”) purchased the Service Business for 2.0 billion Japanese Yen, or US$19.1 million, plus a contingent “earn out” payable to MELCO at the end of the three-year JVA period. This “earn out” payment is equivalent to 100% of the net profits or losses of the Service Business for the three-year period. The Company accounted for the purchase of the Service Business as an acquisition and 100% of the profits and losses from VMS KK are reflected in the Company’s consolidated results. The Company accounted for the “earn out” payment equivalent to 100% of the net profits or losses of the Service Business during the three-year period as an adjustment to the purchase price of the acquisition at the end of the period. For the period from February 2, 2004 to February 2, 2007, net profits for the Service Business totaled approximately $4.1 million, which was recorded as an adjustment to goodwill in the second quarter of fiscal year 2007. The Company expects to make the “earn out” payment to MELCO in the third quarter of fiscal year 2007.

In addition to purchasing the Service Business, the Company entered into a distributor arrangement with MELCO to sell MELCO radiotherapy equipment products through VMS KK for two years. During that two-year period ended February 2, 2006, the Company did not sell any MELCO radiotherapy equipment products.

The JVA was accomplished through MELCO’s purchase on February 3, 2004 of a 35% ownership interest in VMS KK for 1.4 billion Japanese Yen, or US$13.5 million. During the three-year JVA period, MELCO was not entitled to any profits or losses generated by VMS KK. However, MELCO was entitled to elect one of the five members of VMS KK’s board of directors. At the end of the three-year JVA period, MELCO was required to unconditionally sell and the Company was required to unconditionally repurchase MELCO’s 35% ownership interest in VMS KK at the original sale price (1.4 billion Japanese Yen) and there were no settlement alternatives to such a repurchase obligation. The Company accounted for MELCO’s 35% ownership interest as a mandatorily redeemable financial instrument, which was included in “Accrued expenses” in the Condensed Consolidated Balance Sheets. On February 2, 2007, the Company repurchased the 35% ownership interest in the JVA from MELCO for 1.4 billion Japanese Yen, or US$11.8 million.

Contingencies

The U.S. Environmental Protection Agency (“EPA”) or third parties have named the Company as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at eight sites where the Company, as Varian Associates, Inc., is alleged to have shipped manufacturing waste for recycling or disposal, and as a PRP the Company may have an obligation to reimburse the EPA or other third parties for cleanup costs at these sites. In addition, the Company is overseeing environmental cleanup projects and, as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company’s sale of its Electron Devices business during 1995 and the sale of its thin film systems business during 1997). Under the terms of the agreement governing the spin-offs of Varian, Inc. (“VI”) and Varian Semiconductor Equipment Associates, Inc. (“VSEA”), by the Company in 1999, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $0.3 million and $0.2 million (net of amounts borne by VI and VSEA) during the three months ended March 30, 2007 and March 31, 2006, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs. The Company spent $0.5 million and $0.6 million (net of amounts borne by VI and VSEA) during the six months ended March 30, 2007 and March 31, 2006, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Various uncertainties make it difficult to estimate the likelihood or cost of certain third-party claims, project management costs and legal costs at all of the sites and facilities. In addition, for the eight sites and one of the facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future cost of such activities. As of March 30, 2007, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs, third party-claims, project management costs and legal costs for these nine locations ranged in the aggregate from $3.6 million to $7.2 million. The time frames over which these cleanup project costs are estimated vary ranging from one year up to 14 years as of March 30, 2007. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $3.6 million for these cleanup projects as of March 30, 2007. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

As to all other facilities, the Company has gained sufficient knowledge to better estimate the scope and costs of future cleanup activities based upon formal agreements with other parties defining the Company’s future liabilities or formal cleanup plans that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the facility. As of March 30, 2007, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in the aggregate from $9.4 million to $36.0 million. The time frames over which these cleanup project costs are estimated vary, ranging from 2 years to 30 years as of March 30, 2007. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $17.3 million at March 30, 2007. The Company accordingly accrued $11.7 million, which represents its best estimate of the future costs of $17.3 million discounted at 4%, net of inflation. This accrual is in addition to the $3.6 million described in the preceding paragraph.

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

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial strength of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. The Company has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company’s past and future environmental-related expenditures, and the Company therefore recorded a $2.8 million receivable at March 30, 2007, which was included in “Other assets”. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has in the past paid the claims that the Company has made.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

9. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Three Months Ended		Six Months Ended
(In thousands)	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Defined Benefit Plans
Service cost	$1,219	$929	$2,404	$1,858
Interest cost	1,063	844	2,106	1,688
Expected return on plan assets	(1,126)	(841)	(2,253)	(1,682)
Amortization of transition amount	—	(2)	—	(4)
Amortization of prior service cost	30	32	61	64
Recognized actuarial loss	235	213	471	426

Net pension benefit cost	$1,421	$1,175	$2,789	$2,350

Post-Retirement Benefit Plans
Interest cost	94	71	188	142
Amortization of transition amount	123	123	246	246
Amortization of prior service cost	1	1	2	2
Recognized actuarial (gain)/loss	6	(1)	11	(2)

Net pension benefit cost	$224	$194	$447	$388

The Company made contributions to the defined benefit plans of $3.6 million during the six months ended March 30, 2007. The Company currently expects total contributions to the defined benefit plans for fiscal year 2007 will be approximately $12.6 million. The Company made contributions to the post-retirement benefit plans of $0.3 million during the six months ended March 30, 2007. The Company currently expects total contributions to the post-retirement benefit plans for fiscal year 2007 will be approximately $0.5 million.

10. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On November 20, 2006, the Company announced that its Board of Directors had approved the repurchase of 4,500,000 shares of VMS common stock over the period through September 28, 2007 in addition to the 1,500,000 shares of common stock that had been available for repurchase as of September 29, 2006 under the prior program. During the six months ended March 30, 2007, the Company paid $152.9 million to repurchase 3,100,000 shares of VMS common stock, of which $76.3 million was paid during the three months ended March 30, 2007 to repurchase 1,600,000 shares. All shares that have been repurchased have been retired. As of March 30, 2007, the Company could repurchase up to 2,900,000 shares of VMS common stock under the November 20, 2006 authorization.

Comprehensive Earnings

Comprehensive earnings for the three and six months ended March 30, 2007 and March 31, 2006 equaled the reported net earnings.

11. EMPLOYEE STOCK PLANS

In February 2007, VMS’s stockholders approved the Second Amended and Restated 2005 Omnibus Stock Plan (the “Second Amended 2005 Plan”), which modified the Amended and Restated 2005 Omnibus Stock Plan (the “Amended 2005 Plan”) to (i) increase the number of shares available for grant under the plan by 2,650,000 shares, (ii) explicitly prohibit the repricing of stock options and stock appreciation rights without the approval of VMS’s stockholders, (iii) change the number of shares counted against the available-for-grant limit from three shares to 2.5 shares for every one share issued in connection with

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

awards other than stock options and stock appreciation rights, (iv) change the expiration date of stock options from a maximum of ten years to a maximum of seven years from the date of grant (v) cease to increase the number of shares available for grant under the plan by the number of shares tendered to VMS as payment for the exercise of stock options or in satisfaction of a tax withholding obligation pursuant to stock awards and (vi) change definition of Fair Market Value, which is also used to determine exercise price for stock options, to the last quoted price of the underlying shares on the stock market on the next preceding date, if the stock market was closed on the grant date. Prior to stockholder approval of the Second Amended 2005 Plan, if stock options were granted on a date which the stock market was closed, the exercise price was equal to the average of the highest and lowest quoted selling prices on the stock market on the day before and the day after the grant date.

Effective October 1, 2005, the Company adopted SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and VMS directors including stock options and employee stock purchases under the Employee Stock Purchase Plan, deferred stock units and restricted stock based on fair values.

The table below summarizes the effect of recording share-based compensation expense under SFAS 123(R), which is allocated as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Cost of revenues - Product	$1,097	$1,164	$2,243	$1,584
Cost of revenues - Service contracts and other	888	778	1,754	1,394
Research and development	1,212	1,149	2,560	2,093
Selling, general and administrative	8,873	8,629	16,459	14,805
Taxes on earnings	(4,109)	(4,219)	(7,853)	(6,910)

Net decrease in net earnings	$7,961	$7,501	$15,163	$12,966

Increase (decrease) on:
Cash flows from operating activities	$(4,881)	$(18,835)	$(12,513)	$(43,455)
Cash flows from financing activities	$4,881	$18,835	$12,513	$43,455

During the three and six months ended March 30, 2007, total share-based compensation expense recognized in earnings before taxes was $12.1 million and $23.0 million, respectively, and the total related recognized tax benefit was $4.1 million and $7.8 million, respectively. During the three and six months ended March 31, 2006, total share-based compensation expense recognized in earnings before taxes was $11.7 million and $19.9 million, respectively, and the total related recognized tax benefit was $4.2 million and $6.9 million, respectively. Total share-based compensation expense capitalized as part of inventory for the three and six months ended March 30, 2007 was $0.7 million and $1.3 million, respectively. Total share-based compensation expense capitalized as part of inventory for the three and six months ended March 31, 2006 was $0.6 million and $1.1 million, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The fair value of options granted and the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Employee Stock Option Plans
Expected term (in years)	4.20	4.25	4.31	4.18
Risk-free interest rate	4.7%	4.5%	4.6%	4.4%
Expected volatility	28.7%	29.2%	29.3%	29.3%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$15.40	$17.65	$16.00	$15.50
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	5.1%	4.8%	5.0%	4.5%
Expected volatility	18.7%	27.8%	20.3%	26.5%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$10.09	$9.33	$10.58	$9.17

Activity under the Omnibus Stock Plan, the 2000 Stock Option Plan, the 2005 Omnibus Stock Plan, the Amended 2005 Plan and the Second Amended 2005 Plan (together, the “Employee Stock Plans”) is presented below:

(In thousands, except per share amounts)	Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (3)
Balance at September 29, 2006	3,816	15,111	$28.90
Authorized	2,650	—	—
Granted (1)	(2,767)	2,551	50.62
Cancelled or expired (2)	101	(98)	42.55
Exercised	—	(1,077)	16.98

Balance at March 30, 2007	3,800	16,487	$32.96	6.3	$257,245

Exercisable at March 30, 2007		12,077	$27.06	5.3	$252,835

(1)	During the six months ended March 30, 2007, VMS granted to certain employees an aggregate of 54,805 shares of restricted common stock under the Amended 2005 Plan and an aggregate of 2,750 shares of restricted common stock under the Second Amended 2005 Plan. In addition, VMS awarded to its directors an aggregate of 18,000 deferred stock units under the Second Amended 2005 Plan.

(2)	During the six months ended March 30, 2007, VMS cancelled 1,255 shares of restricted common stock that were tendered to VMS for employees’ taxes withheld for vested restricted common stock.

(3)	The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $47.69 as of March 30, 2007 and which would have been received by the option holders had all option holders exercised their options as of that date.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

As of March 30, 2007, there was $53 million of total unrecognized compensation expense related to stock options granted under the Employee Stock Plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.9 years.

The activity for restricted stock, restricted performance shares and deferred stock units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Balance at September 29, 2006	66	$46.05
Granted	76	50.41
Vested	(4)	56.48

Balance at March 30, 2007	138	$48.17

As of March 30, 2007, unrecognized compensation expense totaling $4.7 million was related to restricted stock and deferred stock units granted under the Employee Stock Plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 6.0 years.

12. EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period. Diluted net earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares under the treasury method.

The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Net earnings	$60,951	$55,798	$110,452	$96,958

Basic weighted average shares outstanding	128,205	131,926	128,689	131,492
Dilutive effect of potential common shares	3,663	4,895	3,820	4,876

Diluted weighted average shares outstanding	131,868	136,821	132,509	136,368

Net earnings per share — Basic	$0.48	$0.42	$0.86	$0.74

Net earnings per share — Diluted	$0.46	$0.41	$0.83	$0.71

Pursuant to SFAS 123(R), the Company excludes stock options from the computation of diluted weighted average shares outstanding if the per share value, including the sum of (a) the exercise price of the options, (b) the amount of the compensation cost attributed to future services and not yet recognized and (c) the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible, is greater than the average market price of the shares, because the inclusion of these stock options would be antidilutive to earnings per share. Accordingly, stock options to purchase 4,421,343 shares and 2,608,219 shares at average exercise prices of $50.62 and $50.35 per share, respectively, were excluded from the computation of diluted weighted average shares outstanding for the three months ended March 30, 2007 and March 31, 2006, respectively. Stock options to purchase 4,349,053 shares and 2,650,855 shares at average exercise prices of $50.46 and $50.19 per share, respectively, were excluded from the computation of diluted weighted average shares outstanding for the six months ended March 30, 2007 and March 31, 2006, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

13. BUSINESS COMBINATION

In January 2007, the Company acquired all of the outstanding equity of ACCEL, a privately-held supplier of scientific research instruments and proton therapy systems for cancer treatment in Germany, for approximately $20.5 million, plus debt assumed of $10.2 million. The acquisition of ACCEL leverages the Company’s existing technology in treatment planning, image guidance and cancer informatics and it enables Varian to offer all the products needed for delivering proton therapy.

The Company’s methodology for allocating the purchase price of this purchase acquisition to intangible assets is determined using commonly accepted valuation techniques in the high-technology industry. The valuation method used by the Company included the income approach which established the fair value of the assets based on the value of the cash flows that the assets can be expected to generate in the future using the discounted cash flow method. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of acquisition, including identifiable intangible assets, with the remaining amount being classified as goodwill. In connection with this acquisition, $28.5 million was allocated to goodwill, $4.9 million was allocated to identifiable intangible assets and ($12.9) million, net, was allocated to assets and liabilities, including $10.2 million of debt assumed. These amounts reflect a preliminary allocation of the purchase price and are subject to adjustment.

The condensed consolidated financial statements include the operating results of ACCEL from January 1, 2007, as specified in the purchase agreement. Pro forma results of operations have not been presented because the acquisition was not significant.

14. SEGMENT INFORMATION

The Company’s operations are grouped into two reportable operating segments: Oncology Systems and X-ray Products. These reportable operating segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. The Company’s Ginzton Technology Center (“GTC”), SIP business and the newly acquired ACCEL business are reflected in the “Other” category because these operations do not meet the criteria of a reportable operating segment as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.

The following table summarizes selected operating results information for each business segment:

	Three Months Ended		Six Months Ended
(In millions)	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Revenues
Oncology Systems	$358	$346	$675	$623
X-ray Products	66	61	128	113

Total reportable segments	$424	$407	$803	$736
Other	19	7	28	12
Corporate	—	—	—	—

Total company	$443	$414	$831	$748

Operating Earnings
Oncology Systems	$90	$85	$159	$147
X-ray Products	16	12	31	21

Total reportable segments	$106	$97	$190	$168
Other	(4)	(2)	(5)	(3)
Corporate	(16)	(15)	(29)	(26)

Total company	$86	$80	$156	$139

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

15. SUBSEQUENT EVENT

On April 25, 2007, the Company announced that it has entered into an agreement to acquire Bio-Imaging Research, Inc., a privately-held supplier of X-ray imaging products for security and inspection, for approximately $21 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of March 30, 2007, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended March 30, 2007 and March 31, 2006 and the condensed consolidated statement of cash flows for the six-month periods ended March 30, 2007 and March 31, 2006. These interim financial statements are the responsibility of the Company’s management.

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

April 27, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (“we,” “our,” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission, or SEC, or other reasons, which are by this reference incorporated in this Quarterly Report on Form 10-Q. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as intensity-modulated radiation therapy, or IMRT, image-guided radiation therapy, or IGRT, brachytherapy, software, treatment techniques, stereotactic radiosurgery, filmless X-rays and security and inspection products; growth drivers; orders, revenues, backlog or earnings growth; future financial results and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “will,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential”, “are emerging” and “possible” or similar statements are forward-looking statements. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Overview

Despite modest growth in Oncology Systems net orders and revenues, strong net orders and revenue growth in X-ray Products and the Security and Inspection Products business, or SIP, as well as contribution from the newly acquired ACCEL Instruments GmbH, or ACCEL, contributed to the net order and revenue growth for the second quarter of fiscal year 2007 over the year-ago quarter. Including $47 million in acquired backlog from ACCEL, net orders for the second quarter of fiscal year 2007 were up 23% over the year-ago quarter. Excluding acquired backlog, net orders in the second quarter of fiscal year 2007 grew 12% from the second quarter of fiscal year 2006. Revenues for the second quarter of fiscal year 2007 were up 7% from the year-ago quarter and backlog at March 30, 2007 was up 19% from the end of the second quarter of fiscal year 2006. For the second quarter of fiscal year 2007, we recorded net earnings of $61 million and net earnings per diluted share of $0.46, compared to net earnings of $56 million and net earnings per diluted share of $0.41 in the year-ago quarter. In the second quarter of fiscal year 2007, gross margin was 42%, up by 0.5 percentage points with an increase over the year-ago period of approximately seven percentage points in X-ray Product gross margin as well as a small improvement in Oncology Systems gross margin.

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

In our view, the fundamental market drivers for long-term growth in radiation therapy and stereotactic radiosurgery continue to be the rising cancer incidence; technology advances that are leading to improvements in patient care; customer demand for more advanced and effective cancer treatments, such as IMRT, IGRT, stereotactic radiosurgery and brachytherapy; competitive conditions among hospitals and clinics to offer such advanced treatments; improvement in cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. Our primary goal in the Oncology Systems business segment is to promote the adoption of these more advanced and effective cancer treatments.

Customers are recognizing IGRT and stereotactic radiosurgery as the next significant enhancements in curative radiation therapy. We believe that IGRT will continue to emerge as one of the main contributors to net orders and revenue growth in our Oncology Systems business segment, with North America ahead of international regions in the timing of IGRT adoption. As of March 30, 2007, more than 450 installations of our On-Board Imager product, or OBI, for our high-energy Clinac® accelerators and Trilogy™ linear accelerators, two of our products for enabling IGRT, were either complete or in progress. As of March 30, 2007, more than 100 Trilogy linear accelerators, which are configured to permit high accuracy, high speed image-guided stereotactic radiosurgery and stereotactic radiotherapy, were installed.

Reversing our first quarter experience, Oncology Systems net orders in the second quarter of fiscal year 2007 had an unpredicted decline in North America from the year-ago quarter while second quarter international net orders grew solidly from the year-ago period, resulting in overall net orders in Oncology Systems that were flat in the second quarter and the first half of fiscal year 2007 with the year-ago periods. Oncology Systems revenues for the second quarter of fiscal year 2007 also remain relatively flat compared to the year-ago quarter, with a decline in the international regions and growth in North America. We believe we are experiencing greater variability in the length of the customers’ purchase cycle caused by larger dollar-value transactions for more sophisticated IGRT and surgical equipment, as well as more complex customer decision processes. Also, we are experiencing more customer-requested delays in delivery attributable to the longer preparation and renovation of treatment rooms required for the more sophisticated IGRT-equipped products. Additionally, net orders and revenues for our non-IGRT-related products has declined in the second quarter of fiscal year 2007 compared to the year-ago period. These factors impacted both net orders and revenues for the second quarter of fiscal year 2007 and we see these as issues that will affect us for the rest of the fiscal year, as more of our customers look at adopting IGRT and our backlog contains a high and growing percentage of IGRT-equipped products. We continue to believe that demand for our products that enable IGRT will remain strong in North America as this region continues to adopt new medical technology for IGRT and stereotactic radiosurgery. Additionally, as previously noted, our international regions have experienced a slowdown in demand for radiotherapy capital equipment for IMRT after several years of strong international growth driven by the rapid adoption of IMRT technology. We believe regional fluctuations in demand are consistent with the historical pattern where the international regions and North America region have different cycles of demand and technology adoption. We are, however, seeing a faster adoption rate among the technology early adopters for IGRT as compared to IMRT which may lead to more compressed growth phase cycles.

Our success in Oncology Systems largely depends upon our ability to retain leadership in technological innovation, the cost effectiveness of our products, the efficacy of our treatment technology and external economic influences. Factors affecting the adoption rate of new technologies such as IGRT could include the more-widely demonstrated efficacy of IGRT by early adopters and our internal efficiency in design, documentation and testing, deployment and installation. They may also include customer training, reimbursement and our ability to educate customers about the cost effectiveness of our new technologies and clinical outcome advantages. External economic influences could include hospital financial strength in the United States, foreign currency exchange rates, governmental healthcare policies and government budgeting and tendering cycles.

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

In the second quarter of fiscal year 2007, the flat panel detector product line continued to be the primary contributor to X-ray Products’ solid net orders, revenues and gross margin growth over the same period of fiscal year 2006. We have completed the expansion of our Salt Lake City, Utah, manufacturing facility where our flat panel detector product line is manufactured to give us additional capacity.

We have invested $23 million as of March 30, 2007 and expect to invest an additional $14 million over the next five months into dpiX Holding LLC, or dpiX Holding, which will help fund the acquisition and construction of a new $92 million Gen 4 fabrication facility in Colorado where the next generation of amorphous silicon arrays will be produced. dpiX Holding (through its subsidiary, dpiX LLC) is a key supplier of amorphous silicon arrays for our flat panel detector products and we are a 40% equity owner in dpiX Holding.

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

Other. The “Other” category is comprised of SIP, the newly acquired ACCEL proton therapy and scientific research instruments business and the operations of the Ginzton Technology Center, or GTC (see Note 14 “Segment Information” of the Notes to the Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q).

SIP designs, manufactures, sells and services Linatron® X-ray accelerators for security and inspection purposes, such as cargo screening, border protection and nondestructive examination for a variety of applications. We generally sell our Linatron X-ray accelerators to OEMs who incorporate our accelerators into their inspection systems, which are then sold to customs agencies and other government and military agencies, as well as to commercial private parties in the casting, power, aerospace, chemical, petro-chemical and automotive industries. On April 25, 2007, we announced that we entered into an agreement to acquire Bio-Imaging Research, Inc., or BIR, a privately-held supplier of X-ray imaging products for security and inspection, for approximately $21 million. This acquisition will enable us to offer security and inspection customers X-ray imaging detectors and image processing software in addition to our existing line of specialized linear accelerators for cargo screening, inspection and non-destructive testing. BIR will operate under our SIP business unit.

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

In January 2007, we completed the acquisition of ACCEL, a privately-held supplier of scientific research instruments and proton therapy systems for cancer treatment. The acquisition will enable us to offer products for delivering image-guided, intensity-modulated proton therapy for certain cancer patients. Proton therapy directs protons into the tumor and disrupts the cancer cells’ ability to reproduce. The ability to accurately target and kill tumor cells with less dose to nearby healthy tissue makes proton therapy a preferred option for treating certain kinds of cancers. Due to its relatively large scale, the construction of a proton therapy facility requires significant capital investment and may involve complex project financing. Therefore, sales and customer decision cycles may take several years. We believe that growth in this business will initially develop in the major metropolitan areas in the United States and abroad, and that this market is driven by institutions that wish to expand their clinical offering and increase their profile in their respective communities. We see a high level of interest in the marketplace world-wide for this type of technology and believe that Varian can leverage its sophisticated technology in radiation therapy into the proton therapy market, improving clinical utility for existing clinical applications and possibly expanding the use of proton therapy into a broader array of cancer types. There are several competitors in this market, some of whom may have access to government support and/or may not be as focused on maintaining profitability and are willing to forsake profitability for market share. Orders and revenues for proton therapy products may be unpredictable due to these factors.

The Scientific Instruments division of ACCEL develops, manufactures and services customized components and turnkey systems primarily for national research laboratories for fundamental and applied physics. This scientific instruments market is driven by a few large projects in the billion-dollar range and an increasing number of national accelerator projects ranging from one to five hundred million dollars. As the research projects in this market are all publicly funded, decisions on new projects or project upgrades are subject to public and political factors. In the scientific instruments market, ACCEL competes with other companies as well as the internal engineering and fabrication capabilities in the national research laboratories. While it appears that there is relatively steady growth in the number and volume of these research projects worldwide, the timing of these research projects may vary significantly. Therefore, ACCEL engineering and manufacturing resources will fluctuate over time as they adapt to the resource requirements of these research projects. Due to the above factors, orders, revenues and profitability of the ACCEL Scientific Instruments business may not be easily predictable.

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

The “Other” business category contributed significantly to revenues and net order growth in the second quarter of fiscal year 2007 over the same quarter in the fiscal year 2006. The “Other” category reported combined revenues of $19 million, which included a contribution of $9 million from ACCEL and was up $12 million from the year-ago quarter. Excluding $47 million of acquired backlog, the ACCEL business contributed $22 million in the second quarter of fiscal year 2007 in new net orders for proton therapy services and scientific instruments products. In our SIP business, orders for cargo screening systems in international markets and replacements of older products for industrial inspection and non-destructive testing grew significantly in the second quarter of fiscal year 2007 over the year-ago period.

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

The expected term is based on the observed and expected time to post-vesting exercise and post-vesting cancellations of stock options by our employees. Upon the adoption of SFAS 123(R), we determined the expected term of stock options based on the demographic grouping of employees and retirement eligibility. Upon adoption of SFAS 123(R), we used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption. The blended volatility represents the weighted average of implied volatility and historical volatility. Implied volatility was derived based on six-month traded options on VMS common stock. Implied volatility is weighted in the calculation of blended volatility based on the ratio of the six-month term of the exchange-traded options to the expected lives of the employee stock options. Historical volatility represents the remainder of the weighting. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is reflective of market conditions and is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. In determining the extent of use of implied volatility, we considered: (i) the volume of market activity of traded options; (ii) the ability to reasonably match the input variables of traded options to those of stock options granted by us, including the date of grant; (iii) the similarity of the exercise prices; and (iv) the length of term of traded options. After considering the above factors, we determined that we cannot rely exclusively on implied volatility based on that fact that the term our six-month exchange-traded options is less than one year and that it is different from the expected lives of the stock options granted by us. Therefore, we believe a combination of the historical volatility over the expected lives of the stock options granted by us and the implied volatility of six-month exchange-traded options best reflects the expected volatility of our stock going forward. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Revenue Recognition

We frequently enter into sales arrangements with customers that contain multiple elements or deliverables such as hardware, software and services. Judgments as to the allocation of the proceeds received from an arrangement to the multiple elements of the arrangement, the determination of whether any undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition are critical in respect to these arrangements to ensure compliance with GAAP. In addition, the amount of product revenues recognized is affected by our judgments as to whether objective and reliable evidence of fair value exists for hardware products and vendor-specific objective evidence of the fair value for software products in arrangements with multiple elements. Changes to the elements in an arrangement and the ability to establish objective and reliable evidence of fair value or vendor-specific objective evidence of the fair value for those elements could affect the timing of revenue recognition. Revenue recognition also depends on the timing of shipment and is subject to customer acceptance and the readiness of customers’ facilities. If shipments are not made on scheduled timelines or if the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations. In addition, revenues recognized related to contracts for certain proton therapy and scientific instruments products and services under the percentage of completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods and, as a result, our recorded revenues may be adjusted in later periods in the event that our cost estimates prove to be inaccurate or a contract is terminated.

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

Inventories

Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. We have programs to minimize the required inventories on hand and we regularly review inventory quantities on hand and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimates of product demand and production. Actual demand may differ from our estimates, in which case we may have understated or overstated the provision required for obsolete and excess inventory, which would have an impact on our operating results.

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

We evaluate goodwill and purchased assets with indefinite lives for impairment annually in accordance with SFAS 142 “Goodwill and Other Intangible Assets.” The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. We determine the fair value of its reporting units based on the present value of estimated future cash flows of the reporting units. The reporting units are consistent with the reportable operating segments identified in Note 14 “Segment Information”. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal years or more frequently if indicators of potential impairment arise. We performed such evaluations for the two reporting units that carried goodwill in the fourth quarter of fiscal year 2006, Oncology Systems and X-ray Products, and found no impairment.

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

Defined Benefit and Post-Retirement Benefit Plans

We sponsor five defined benefit pension plans in Germany, Japan, Switzerland and the United Kingdom covering the employees who meet the applicable eligibility requirements. We do not have any defined benefit pension plan in the United States. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to those plans for which the benefit is actuarially determined. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases and healthcare cost increases, which we determine within certain guidelines. In addition, we also use subjective factors, such as withdrawal and mortality rates, to calculate the expense and liability. The actuarial assumptions we use are long-term assumptions and may differ materially from actual experience particularly in the short term due to changing market and economic conditions and changing participant demographics. These differences may have a significant impact on the amount of pension expense we recorded.

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

Earnings derived from our international regions are generally taxed at rates lower than U.S. rates. Our effective tax rate is impacted by existing tax laws in both the United States and in the respective countries in which our international subsidiaries are located. In addition, a decrease in the percentage of our total earnings from our international regions, or a change in the mix of international regions among particular tax jurisdictions, could increase our effective tax rate. Also, our current effective tax rate does not assume U.S. taxes on undistributed profits of certain foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes should they either be deemed or actually remitted to the United States.

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2007 is the 52-week period ending September 28, 2007, and fiscal year 2006 was the 52-week period ended September 29, 2006. The fiscal quarters ended March 30, 2007 and March 31, 2006 were both 13-week periods.

Discussion of Financial Data for the Second Quarter and First Six Months of Fiscal Year 2007 Compared to the Second Quarter and First Six Months of Fiscal Year 2006

Total Revenues

Revenues by sales classification

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2007	March 31, 2006	Percent Change	March 30, 2007	March 31, 2006	Percent Change
Product	$359.4	$351.8	2%	$677.2	$626.7	8%
Service Contracts and Other	83.2	62.1	34%	153.3	121.4	26%

Total Revenues	$442.6	$413.9	7%	$830.5	$748.1	11%

Product as a percentage of total revenues	81%	85%		82%	84%
Service Contracts and Other as a percentage of total revenues	19%	15%		18%	16%
Revenues by region
North America	$222.6	$202.3	10%	$418.7	$375.4	12%

Europe	120.0	117.6	2%	241.5	200.4	21%
Asia	76.8	71.2	8%	135.6	134.6	1%
Rest of world	23.2	22.8	2%	34.7	37.7	(8%)

Total International (1)	220.0	211.6	4%	411.8	372.7	10%

Total	$442.6	$413.9	7%	$830.5	$748.1	11%

North America as a percentage of total revenues	50%	49%		50%	50%
International as a percentage of total revenues	50%	51%		50%	50%

(1)	We consider international revenues to be revenues outside of North America.

Total revenues for the second quarter and the first six months of fiscal year 2007 increased over total revenues for the same periods of fiscal year 2006 due to the increases in revenues in all business segments and the “Other” category, which includes the newly acquired ACCEL.

Increases in product revenue from X-ray Products and SIP accounted for the increase in our product revenue in the second quarter of fiscal year 2007 over the second quarter of fiscal year 2006 while both of our business segments and SIP contributed to the product revenue increase in the first half of fiscal year 2007 over the year-ago period. Oncology Systems and the “Other” category contributed to the increase in service contracts and other revenues in the second quarter and in the first six months of fiscal year 2007 over the same periods in fiscal year 2006. Service contracts and other revenues grew at a higher rate than product revenues due to the increase in Oncology System service contract revenues, as well as the contribution from ACCEL. The inclusion of ACCEL contract revenues caused service contracts and other revenues to represent a higher percentage of total revenues.

In the second quarter and the first half of fiscal year 2007, Oncology Systems continued to be the primary contributor to the growth in North American revenues over the same periods in fiscal year 2006. International revenues in the second quarter of fiscal year 2007, however, were negatively impacted by declines in the Oncology Systems international revenues, although these declines were more than offset by the growth in international revenues from X-ray Products and the “Other” category. For the first six months of fiscal year 2007, both segments and the “Other” category contributed to the international revenues growth over the first six months of fiscal year 2006 despite weakness in Asia and the rest of the world regions for Oncology Systems.

Oncology Systems Revenues

Revenues by sales classification

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2007	March 31, 2006	Percent Change	March 30, 2007	March 31, 2006	Percent Change
Product	$286.5	$286.1	0%	$534.9	$504.9	6%
Service Contracts (1)	71.9	60.4	19%	140.0	117.9	19%

Total Oncology Systems revenues	$358.4	$346.5	3%	$674.9	$622.8	8%

Product as a percentage of total Oncology Systems revenues	80%	83%		79%	81%
Service Contracts as a percentage of Oncology Systems revenues	20%	17%		21%	19%
Oncology Systems revenues as a percentage of total revenues	81%	84%		81%	84%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. This excludes revenues from spare parts sold by our service department.

Oncology Systems product revenues for the second quarter of fiscal year 2007 were flat and in the first half of fiscal year 2007 increased 6%, in each case over the same periods in fiscal year 2006. In the second quarter and the first half of fiscal year 2007, we continued to experience higher sales volume of accessory products that enable IGRT and our Trilogy linear accelerators. In addition, in the second quarter of fiscal year 2007, as the installation process for certain products for IGRT has stabilized, we began to recognize a portion of revenues associated with these products upon shipment and only defer the amount associated with installation or customer acceptance. In the past, we had deferred 100% of the revenues related to these products until customer acceptance. This change resulted in the recognition of product revenue of approximately $11 million that would have been deferred prior to the change. The increases in product revenues were partially offset by lower sales volume of products that do not enable IGRT. Further, Oncology Systems product revenues for the second quarter of fiscal year 2007 were adversely affected due to customer-requested delays in delivery related to preparing and renovating treatment rooms for the more sophisticated products that enable IGRT.

The increase in service contracts revenues in the second quarter and the first half of fiscal year 2007 from the same periods in fiscal year 2006 was primarily driven by the increase in sophistication of our products and the success of our software products which generate annual maintenance contracts and renewals.

Revenues by region

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2007	March 31, 2006	Percent Change	March 30, 2007	March 31, 2006	Percent Change
North America	$195.7	$178.4	10%	$360.8	$326.8	10%

Europe	98.2	107.1	(8%)	206.4	182.8	13%
Asia	43.6	39.8	9%	77.0	79.0	(3%)
Rest of world	20.9	21.2	(2%)	30.7	34.2	(10%)

Total International	162.7	168.1	(3%)	314.1	296.0	6%

Total Oncology Systems Revenues	$358.4	$346.5	3%	$674.9	$622.8	8%

North America as a percentage of Oncology Systems revenues	55%	51%		53%	52%
International as a percentage of Oncology Systems revenues	45%	49%		47%	48%

North American region growth in the second quarter and first six months of fiscal year 2007 was due primarily to continued growth in demand for our products for IGRT. We experienced slowdown in the international markets for IMRT related products as IMRT is becoming an established methodology in the international regions.

North American revenues grew in the second quarter and the first half of fiscal year 2007 over the same periods in prior fiscal year primarily due to the higher sales volume of products that enable IGRT (including our OBI), our Trilogy linear accelerators and service contracts revenues.

Total international revenues declined 3% in the second quarter of fiscal year 2007 from the year-ago period. The decline in international revenues was primarily due to the lower sales volume of products that enable IMRT in the European region, although this was partially offset by the higher volume of products that enable IMRT and IGRT in the Asian region. For the first half of fiscal year 2007, total international revenues increased 6% compared to the same year ago period, primarily due to the increase in Europe for products that enable IMRT and IGRT, which was partially offset by the decrease in product revenues in the Asian and rest of the world regions.

Varying cycles of higher and lower revenues between the international and North American regions is a historical pattern reflecting different technology adoption cycles and demand cycles that is consistent with the net order patterns discussed more fully in “Net Order.”

X-ray Products Revenues

Revenues by region

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2007	March 31, 2006	Percent Change	March 30, 2007	March 31, 2006	Percent Change
North America	$22.1	$21.5	3%	$48.9	$42.2	16%

Europe	9.1	6.7	37%	17.7	12.5	42%
Asia	32.0	31.0	3%	57.3	54.8	5%
Rest of world	2.3	1.5	54%	4.0	3.4	17%

Total International	43.4	39.2	11%	79.0	70.7	12%

Total X-ray Products Revenues	$65.5	$60.7	8%	$127.9	$112.9	13%

North America as a percentage of X-ray Products revenues	34%	36%		38%	37%
International as a percentage of X-ray Products revenues	66%	64%		62%	63%
X-ray Products revenues as a percentage of total revenues	15%	15%		16%	15%

All regions contributed to the revenue growth in X-ray Products for the second quarter and the first half of fiscal year 2007 over the same year-ago periods. The growth in X-ray Products revenues was primarily driven by higher sales volume of our flat panel detectors across all of our customer sectors.

Other Revenues

Revenues by sales classification

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2007	March 31, 2006	Percent Change	March 30, 2007	March 31, 2006	Percent Change
Product	$7.2	$4.9	48%	$14.3	$8.9	61%
Service Contracts and Other (1)	11.5	1.8	517%	13.4	3.5	278%

Total Other revenues	$18.7	$6.7	176%	$27.7	$12.4	123%

Other revenues as a percentage of total revenues	4%	1%		3%	1%

(1)	Service Contracts and Other revenues include revenues associated with contracts for proton therapy and scientific instruments products and services which are recognized primarily under the percentage-of-completion method.

For our “Other” category, which is comprised of SIP, GTC and ACCEL, revenues for the second quarter and the first half of fiscal year 2007 increased 176% and 123%, respectively, over the same periods in fiscal year 2006 primarily due to the acquisition of ACCEL in the second quarter of fiscal year 2007, which generated $9 million of contract revenues from the scientific instruments business and the proton therapy business. The growth in revenues was also due to higher sales volume of our Linatron products to our OEM customers for cargo screening and border protection. Orders and revenues for our SIP products may be unpredictable as government agencies may place larger orders with our OEM customers in a short time period and then may not place any orders for a long time period thereafter. We also expect variability in order and revenues from our ACCEL business due to (i) for proton therapy, the relatively high dollar amount of each order and the large scale of the related construction project and (ii) for scientific instruments, the concentration of the overall market for these products in national research laboratories and the relatively large dollar amount of certain projects.

Gross Margin

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2007	March 31, 2006	Percent Change	March 30, 2007	March 31, 2006	Percent Change
Dollar by segment
Oncology Systems	$154.1	$148.6	4%	$286.0	$267.2	7%
X-ray Products	27.2	21.1	29%	52.7	39.4	34%
Other	3.8	1.4	173%	6.6	3.3	96%

Gross margin	$185.1	$171.1	8%	$345.3	$309.9	11%

Percentage by segment
Oncology Systems	43.0%	42.9%		42.4%	42.9%
X-ray Products	41.6%	34.9%		41.2%	34.9%
Total Company	41.8%	41.3%		41.6%	41.4%

For the second quarter and the first six months of fiscal year 2007, total gross margin increased by 0.5 percentage points and 0.2 percentage points, respectively, from the comparable periods of fiscal year 2006, due primarily to a significant improvement in X-ray Products gross margin. Compared to the same periods in fiscal year 2006, Oncology Systems gross margin improved slightly in the second quarter of fiscal year 2007, while decreasing by about 0.5 percentage points in the first half of fiscal year 2007.

For the second quarter and the first six months of fiscal year 2007, Oncology Systems gross margin benefited from increases in service contracts gross margin and was unfavorably impacted by decreases in product gross margins over the same periods in fiscal year 2006. Compared to the year-ago periods, service gross margin increased to 44.3% from 41.8% for the second quarter of fiscal year 2007 and increased to 46.0% from 42.9% for the first half of fiscal year 2007. The improvement in service contracts gross margin was due primarily to higher volume and the continued growth in higher margin software maintenance contracts in Oncology Systems. The decrease in product gross margin was primarily due to the effect of hedging foreign currency denominated sales contracts when the orders were booked. While the weakening of the U.S. dollar positively affected our revenues, it had a negative impact on our gross margin percentage. In addition, the decrease in gross margin was due to a higher proportion of revenues associated with certain new products for IGRT, which are not yet at the gross margin level of other products.

X-ray Products gross margin in the second quarter and first six months of fiscal year 2007 increased significantly by 6.7 percentage points and 6.3 percentage points, respectively The gain in gross margin resulted from (i) increased product mix shift toward sales of the higher margin flat panel detectors, (ii) margin improvement for flat panel products driven by cost reduction efforts for certain flat panel products and (iii) leverage from high sales volume. X-ray Products gross margin will continue to be impacted by factors including sales mix between flat panel detectors and X-ray tube products, product pricing, timing of new product introduction and cost reduction initiatives. Therefore, we may not be able to sustain this record high level gross margin achieved in the first half of fiscal year 2007.

Research and Development

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2007	March 31, 2006	Percent Change	March 30, 2007	March 31, 2006	Percent Change
Research and development	$28.4	$25.0	14%	$55.4	$47.2	17%
As a percentage of total revenues	6.4%	6.0%		6.7%	6.3%

For the second quarter and the first six months of fiscal year 2007, the growth in research and development expenses remained in line with our revenue growth. The $3.4 million increase in research and development expenses for the second quarter of fiscal year 2007 was driven by increased spending of $1.9 million in Oncology Systems, $0.8 million in X-ray Products and $0.8 million in the “Other” category. The $1.9 million increase in research and development expenses in Oncology Systems for the second quarter of fiscal year 2007 compared to the second quarter of fiscal year 2006 was attributable primarily to: (a) an increase in employee headcount, materials costs and consulting expenses of $0.9 million for the development of our linear accelerator products and (b) an increase in expenses for the development of our software products of $0.8 million. The $0.8 million increase in X-ray Products was primarily due to increased expenses for development projects related to flat panel detectors. The $0.8 million increase in the “Other” category was primarily due to an increase of $1.1 million as a result of the acquisition of ACCEL in the second quarter of fiscal year 2007.

The $8.2 million increase in research and development expenses for the first half of fiscal year 2007 was driven by increased spending of $5.1 million in Oncology Systems, $1.8 million in X-ray Products and $1.3 million in the “Other” category. The $5.1 million increase in research and development expenses in Oncology Systems for the first six months of fiscal year 2007 compared to the year-ago period was attributable primarily to: (a) an increase in employee headcount, materials costs and consulting expenses of $2.0 million for the development of our linear accelerator products, (b) an increase in expenses for the development of our software products of $1.6 million, (c) an increase in development expenses in the neurosurgery market of $0.9 million and (d) an increase in grants to research facilities and universities of $0.8 million. The $1.8 million increase in X-ray Products was primarily due to increased expenses for development projects related to flat panel detectors. The $1.3 million increase in the “Other” category was primarily due to an increase of $1.1 million as a result of the acquisition of ACCEL in the second quarter of fiscal year 2007.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2007	March 31, 2006	Percent Change	March 30, 2007	March 31, 2006	Percent Change
Selling, general and administrative	$70.2	$66.6	5%	$133.4	$123.4	8%
As a percentage of total revenues	15.9%	16.1%		16.1%	16.5%

The $3.6 million increase in selling, general and administrative expenses for the second quarter of fiscal year 2007 compared to the same period in fiscal year 2006 was primarily attributable to: (a) an increase in operating expenses of $2.7 due to the acquisition of ACCEL and (b) increased fees of $2.0 million related to certain commission arrangements. These increases were partially offset by a net decrease in employee-related expenses of $1.0 million resulting from a decrease of $3.4 million primarily related to the new Oncology Systems sales incentive plan, which was partially offset by an increase in employee headcount and other associated costs in Oncology Systems and corporate headquarters to support our growing business activities. Under the new plan, sales incentives are earned upon shipment as compared to receipt of the order as provided for under the old plan.

The $10.0 million increase in selling, general and administrative expenses for the first half of fiscal year 2007 compared to the same period in fiscal year 2006 was primarily attributable to: (a) a net increase in employee-related expenses of $1.8 million resulting from an increase in employee headcount and other associated costs in Oncology Systems and corporate headquarters to support our growing business activities, partially offset by a decrease of $3.1 million primarily related to the new Oncology Systems sales incentive plan, (b) an increase in operating expenses of $2.7 due to the acquisition of ACCEL, (c) increased fees of $2.4 million related to certain commission arrangements, (d) an increase in professional fees of $1.3 million largely driven by information systems projects and (e) decreased income from dpiX Holding of $1.3 million.

Interest Income, Net

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2007	March 31, 2006	Percent Change	March 30, 2007	March 31, 2006	Percent Change
Interest income, net	$2.0	$2.5	(20%)	$4.5	$4.2	6%

The decrease in interest income, net in the second quarter of fiscal year 2007 compared to the same period in fiscal year 2006 was attributable to lower balances of cash, cash equivalents and marketable securities. The increase in interest income, net in the first six months of fiscal year 2007 compared to the same period in fiscal year 2006 was attributable to an increase in interest rates partially offset by lower balances of cash, cash equivalents and marketable securities.

Taxes on Earnings

	Three Months Ended			Six Months Ended
	March 30, 2007	March 31, 2006	Percent Change	March 30, 2007	March 31, 2006	Percent Change
Effective tax rate	31%	32%	(1%)	31%	32%	(1%)

The effective tax rate in the second quarter of fiscal year 2007 decreased from the same period in the prior year primarily due to the inclusion of ACCEL, which we acquired in the second quarter of fiscal year 2007, in the determination of our estimated annual effective tax rate. The decrease in the effective tax rate for the first six months of fiscal year 2007 from the year-ago period was primarily due to (i) the inclusion of ACCEL in the determination of our estimated annual effective tax rate and (ii) a tax benefit recorded in the first quarter of fiscal year 2007 associated with the retrospective reinstatement of the federal research and development tax credit, which had previously expired on December 31, 2005. In general, our effective income tax rate differs from the U.S. federal statutory rate largely as a result of foreign income taxed at rates lower than the U.S. federal rate, and state income taxes. Our future effective tax rate could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof.

Net Earnings Per Diluted Share

	Three Months Ended			Six Months Ended
	March 30, 2007	March 31, 2006	Percent Change	March 30, 2007	March 31, 2006	Percent Change
Net earnings per diluted share	$0.46	$0.41	12%	$0.83	$0.71	17%

The increase in net earnings per diluted share in the second quarter and the first six months of fiscal year 2007 over the same periods in fiscal year 2006 can be attributed to the increase in total revenues, the increase in gross margin, the reduction in effective tax rate and the reduction in outstanding shares of common stock due to stock repurchases.

Net Orders

Total Net Orders (by segment and region)

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2007	March 31, 2006	Percent Change	March 30, 2007	March 31, 2006	Percent Change
Oncology Systems:
North America	$189.6	$211.0	(10%)	$382.4	$373.2	2%
Total International	183.0	153.7	19%	320.4	318.2	1%

Total Oncology Systems	$372.6	$364.7	2%	$702.8	$691.4	2%

X-ray Products:
North America	$21.1	$24.9	(15%)	$52.3	$49.7	5%
Total International	46.4	33.3	39%	82.7	63.7	30%

Total X-ray Products	$67.5	$58.2	16%	$135.0	$113.4	19%

Other:	$88.2	$5.9	1374%	$98.4	$26.3	274%

Total Net Orders:	$528.3	$428.8	23%	$936.2	$831.1	13%

Including $47 million in acquired backlog from ACCEL, our total net order in the second quarter and the first half of fiscal year 2007 grew by 23% and 13%, respectively, over the year-ago periods. Excluding acquired backlog, net orders in the second quarter and the first half of fiscal year 2007 increased by 12% and 7% from the same periods in fiscal year 2006. Despite only slight growth in net orders for Oncology Systems, net orders growth from the X-ray Products business segment and the “Other” category, including the orders received in the second quarter by our ACCEL business, were the primary contributors to the growth in net orders in the second quarter and the first half of fiscal year 2007 over the year-ago periods.

Reversing what occurred in the first quarter of fiscal year 2007, North American Oncology Systems experienced a 10% decline in net orders in the second quarter of fiscal year 2007 from the same period in the prior year. North American net orders for the first half of fiscal year 2007 were essentially flat compared to the year-ago period as growth in demand for products that enable IGRT were offset by declines in other products, including products for IMRT upgrades, simulators and brachytherapy products. We believe the decline in the second quarter of fiscal year 2007 was due to the greater variability in the length of our customers’ purchase cycle caused by larger dollar-value transactions for more sophisticated IGRT and surgical equipment and more complex customer decision processes. However, we continue to believe that IGRT will drive growth in North America as this region adopts IGRT technology.

International net orders for Oncology Systems grew by 19% in the second quarter of fiscal year 2007 over the same period in the prior year primarily due to growth in Europe and the rest of the world, partially offset by a decline in Asia. International net orders for the first half of fiscal year 2007 were essentially flat compared to the year-ago period. The international region also experienced a decline in demand for simulators and brachytherapy products which offset the growth in demand for IGRT-related products. As previously noted, our international regions have experienced a slowdown in demand for radiotherapy capital equipment for IMRT after several years of strong international growth driven by the rapid adoption of IMRT technology. Consistent with what we saw in North America, we expect net orders to be lower following a rapid IMRT adoption cycle and as IMRT becomes an established treatment methodology in the international regions. We are however also beginning to see international demand for our new products that enable IGRT (including our OBI) as these international regions enter the initial stages of adoption of IGRT. We expect that IGRT will continue to emerge as one of the main contributors to net orders and revenue growth in our Oncology Systems business segment, with North America ahead of international regions in the timing of adoption.

For the trailing twelve months ended March 30, 2007, Oncology Systems net orders increased by 8%, including a 12% increase for North America and a 3% increase for international regions. By comparison, the trailing twelve months Oncology Systems net order growth rate as of December 29, 2006 was 10%, including a 20% increase for North America and a 2% decrease for international regions. The trailing twelve-month Oncology Systems net orders growth rate as of September 29, 2006 was 13%, including a 19% increase for North America and a 6% increase for international regions. Consistent with the historical pattern, we expect that Oncology Systems net orders will continue to experience regional fluctuations. Given the results in the first half of fiscal year 2007, we believe it is unlikely that Oncology Systems will achieve the double-digit growth rate in net orders in fiscal year 2007.

X-ray Products have relatively short turn around from net orders to shipments. X-ray Products net orders increased during the second quarter and the first half of fiscal year 2007 compared to the same periods in fiscal year 2006 due to continued robust demand for our flat panel detectors and, to a lesser extent, increased demand for our high power, anode grounded CT scanning tubes. The flat panel detector product line has become a significant contributor to our X-ray Products business segment. We believe the flat panel detector product line will continue to experience high growth in net orders as flat panel detectors, which enable filmless X-ray imaging, replace traditional film and image-intensifier X-ray products in many medical applications.

The exceptional growth in net orders in the “Other” category, which is comprised of SIP, ACCEL and GTC, was primarily due to the $47 million of acquired backlog from the acquisition of ACCEL in the second quarter of 2007. Excluding the impact of acquired backlog from ACCEL, the growth in net orders in the “Other” category in the second quarter and the first half of fiscal year 2007 was primarily due to the $22 million of new net orders received during the second quarter of fiscal year 2007 for proton therapy services and scientific instruments from ACCEL, as well as growth in net orders for our Linatron X-ray accelerators for cargo screening and border protection and for replacements of older products for industrial inspection and non-destructive testing.

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

Also, while we believe there is a promising market for proton therapy systems, the market for proton therapy treatment is still developing, and we expect great variability in the demand for these products due to the large scale of the related construction projects, the complexity of project financing and the resulting longer customer decision cycles when compared with our Oncology Systems business. We also expect that demand for ACCEL scientific instruments products will vary as they are tied primarily to large, government or national laboratory research projects.

We continue to believe that, as a company, we can sustain global long-term average orders growth of 10% to 15% due to fundamental market factors for growth in the radiation therapy market that we believe have remained unchanged and the growth potential of our developing businesses such as SIP, proton therapy products and flat panel detectors. In any given period, however, orders growth in either North America or international regions, or both, could be outside of this range, given the high dollar amount of individual orders particularly in our Oncology Systems, SIP and ACCEL proton therapy and scientific instruments businesses. The actual timing of sales and revenue recognition will vary significantly based on the delivery requirements of individual orders, acceptance schedule and the readiness of individual customer sites for installation of our products and are usually shorter for some types of orders, such as upgrades (i.e. the addition of new features or accessories to existing equipment). Thus, orders in any quarter or period are not necessarily directly correlated to the level of sales or revenues in any particular future quarter or period. Moreover, as the overall mix of net orders includes a greater proportion of software products and newly introduced Oncology Systems products such as products that enable IGRT, which typically have longer time from order to completion of installation, the average time period within which orders convert into sales could lengthen and our revenue in a specific period could be lower as a result.

Backlog

Including the backlog of the newly acquired ACCEL business, we had a backlog of $1.5 billion at March 30, 2007, an increase of 19% compared to March 31, 2006. Our Oncology Systems backlog at March 30, 2007 increased by 13% from March 31, 2006, including a 20% increase for North America and a 5% increase for international regions.

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

Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and cash equivalents and marketable securities:

(In millions)	March 30, 2007	September 29, 2006	Increase/ (Decrease)
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$289	$272	$17
Marketable securities	—	94	(94)

Total	$289	$366	$(77)

The $77 million decrease in cash, cash equivalents and marketable securities in the first half of fiscal year 2007 was primarily attributable to cash used for the repurchase of our common stock of $153 million, the acquisition of ACCEL of $27 million, capital expenditures of $25 million, the repurchase of the 35% ownership interest in our Japanese subsidiary from Mitsubishi Electric Co. of $12 million, investment in dpiX Holding of $11 million for the construction of a manufacturing facility in Colorado and contribution of $4 million to the trust assets of our deferred compensation plan. These uses were significantly offset by $125 million cash generated from operating activities, $24 million of cash provided by stock option exercises and employee stock purchases and $13 million of cash provided by the excess tax benefits from share-based compensation.

At March 30, 2007, we had approximately $78 million or 27% of total cash, cash equivalents in the United States. Approximately $211 million or 73% of total cash, cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States.

Cash Flows

	Six Months Ended
(In millions)	March 30, 2007	March 31, 2006
Net cash flow provided by (used in):
Operating activities	$125	$71
Investing activities	26	(12)
Financing activities	(129)	(36)
Effects of exchange rate changes on cash and cash equivalents	(5)	—

Net increase in cash and cash equivalents	$17	$23

Our primary cash inflows and outflows for the first half of fiscal years 2007, as compared to the same period of fiscal year 2006, were as follows:

•

We generated net cash from operating activities of $125 million in the first half of fiscal year 2007, compared to $71 million for the first half of fiscal year 2006. In accordance with SFAS 123(R), we reported excess tax benefits from shared based compensation as cash used by operating activities and cash provided by financing activities of $13 million in the first six months of fiscal year 2007, compared to $43 million for the first six months of fiscal year 2006.

The $54 million increase in net cash from operating activities during the first half of fiscal year 2007 compared to the same period of fiscal year 2006 was driven by a net change of $43 million in operating assets and liabilities (working capital items) and an increase in net earnings of $13 million, partially offset by a net decrease in non-cash items of $2 million. The $43 million net change in working capital items was primarily driven by a decrease in accounts receivable of $76 million in the first half of fiscal year 2007 compared to an increase of $25 million in the same period in the prior year and an increase in inventory of $60 million in the first half of fiscal year 2007 compared to an increase of $11 million in the year-ago period.

The major contributors to the net change in working capital items in the first six months of fiscal year 2007 were accounts receivable, inventories, accrued expenses, deferred revenues and advance payments from customers.

•	Accounts receivables decreased due to strong collection performance in the first half of fiscal year 2007 and the timing of product deliveries in the fourth quarter of fiscal year 2006.

•

Inventories increased due to delayed deliveries of Oncology Systems products as a result of construction delays at customer sites in the second quarter of fiscal year 2007 and higher product productions to meet anticipated customer demands for both Oncology Systems and X-ray Products segments throughout the reminder of fiscal year 2007.

•

Accrued expenses decreased primarily due to the decrease in income taxes payable. The decrease in income taxes payable was primarily the result of estimated tax payments made during the first quarter of fiscal year 2007.

•

Deferred revenues decreased primarily due to higher amount of revenues recognized based on customer acceptance of our Oncology Systems products and the recognition of a portion of revenues associated with certain products that enable IGRT upon shipment beginning in the second quarter of fiscal year 2007, rather than deferring 100% of the revenues until customer acceptance.

•	Advance payments increased because increased orders also increase down payments.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments and customer acceptance, accounts receivable collections, inventory management, and the timing of tax and other payments. For additional discussion, see “Risk Factors” in Item 1A.

•

Investing activities provided $26 million of net cash in the first six months of fiscal year 2007, compared to $12 million used in the first half of fiscal year 2006. Our net proceeds from maturities of marketable securities were $94 million in the first six months of fiscal year 2007, compared to $12 million in the year-ago period. Cash used for purchases of property, plant and equipment was $25 million for the first half of fiscal year 2007, compared to $17 million for the same period in fiscal year 2006. We also invested $11 million in dpiX Holding for the construction of a manufacturing facility in Colorado in the first half of fiscal year 2007, compared to $3 million in the same period in fiscal year 2006. In the second quarter of fiscal year 2007, we used $27 million to acquire ACCEL.

•

Financing activities used net cash of $129 million in the first six months of fiscal year 2007 compared to $36 million in the first six months of fiscal year 2006. In the first half of fiscal year 2007, we used $153 million for the repurchases of common stock and $12 million to repurchase the 35% ownership interest in our Japanese subsidiary from Mitsubishi Electric Co. These uses were partially offset by cash proceeds of $24 million from employee stock option exercises and employee stock purchases and $13 million in excess tax benefits from share-based compensation. During the first half of fiscal year 2006, we used $124 million for the repurchase of common stock and $8 million (the value of withheld shares) for employees’ taxes due when restricted performance share awards vested. These uses were partially offset by cash proceeds of $53 million from employee stock option exercises and employee stock purchases and $43 million in excess tax benefits from share-based compensation.

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

Days Sales Outstanding

Trade accounts receivable days sales outstanding, or DSO, were 85 days at March 30, 2007, which was slightly higher than the 82 days at March 31, 2006 and was an improvement of 9 days from the DSO at 2006 fiscal year end of 94. Our accounts receivable and DSO are primarily impacted by timing of product shipments, collections performance, payment terms and mix of revenues from different regions.

Stock Repurchase Program

On November 20, 2006, we announced that our Board of Directors had approved the repurchase of 4,500,000 shares of our common stock over the period through September 28, 2007 in addition to the 1,500,000 shares of common stock that had been available for repurchase as of September 29, 2006 under the prior program. During the six months ended March 30, 2007, we paid $153 million to repurchase 3,100,000 shares of VMS common stock, of which $76 million was paid during the three months ended March 30, 2007 to repurchase 1,600,000 shares. All shares that have been repurchased have been retired. As of March 30, 2007, we could repurchase up to 2,900,000 shares of our common stock under the November 20, 2006 authorization.

Contractual Obligations

There has been no significant change to the contractual obligations we reported in our Annual Report on Form 10-K for fiscal year 2006.

Total debt as a percentage of total capital decreased to 7.3% at March 30, 2007 from 8.0% at September 29, 2006. The ratio of current assets to current liabilities decreased to 1.7 to 1.0 at March 30, 2007 from 1.8 to 1.0 at September 29, 2006.

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

As described below, we have accrued a total of $15.3 million as of March 30, 2007 to cover our liabilities for these cleanup projects.

•

Various uncertainties make it difficult to estimate the likelihood or cost of certain third-party claims, project management costs and legal costs at all of the sites and facilities. In addition, for the eight sites and one of the facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities. As of March 30, 2007, we nonetheless estimated that our future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs, third-party claims, project management costs and legal costs for these nine locations ranged in the aggregate from $3.6 million to $7.2 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year to 14 years as of March 30, 2007. We believe that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $3.6 million for these cleanup projects as of March 30, 2007. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

•

As to all other facilities, we have gained sufficient knowledge to better estimate the scope and costs of future cleanup activities based upon formal agreements with other parties defining our future liabilities or formal cleanup plans that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the facility. As of March 30, 2007, we estimated that the our future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs at these facilities, and reimbursements of third-party’s claims for these facilities, ranged in the aggregate from $9.4 million to $36.0 million. The time frames over which these cleanup project costs are estimated vary with each facility, ranging from 2 years to 30 years as of March 30, 2007. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $17.3 million at March 30, 2007. We accordingly accrued $11.7 million, which represents our best estimate of the future costs of $17.3 million discounted at 4%, net of inflation.

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

We receive certain cash payments in the form of settlements and judgments from defendants, our insurers and other third parties from time to time. We have also reached an agreement with an insurance company under which the insurance company has agreed to pay a portion of our past and future environmental-related expenditures, and we therefore had included a $2.8 million receivable at March 30, 2007, which was included in “Other assets”. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has in the past paid the claims that we have made.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. As of March 30, 2007, we have not incurred any significant costs since the spin-offs to defend lawsuits or settle claims related to these indemnification arrangements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS 157 may have on our consolidated financial position, results of operations and cash flows.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for us beginning in the first quarter of 2009. We are currently assessing the impact SFAS 159 may have on our consolidated financial position, results of operations and cash flows.

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

We have significant transactions denominated in foreign currencies and address certain financial exposures through a program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and typically hedge many of these firmly committed foreign currency denominated sales orders. These firmly committed foreign currency sales orders, excluding the amounts relating to the products made outside of the United States, are hedged with forward exchange contracts. We enter into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts range from one to twelve months in maturity. As of March 30, 2007, we did not have any forward exchange contracts with an original maturity greater than twelve months. As international deliveries may extend beyond twelve months, we may hedge beyond twelve months in the future.

We also hedge the balance sheet exposures from our various foreign subsidiaries and business units. We enter into monthly foreign currency forward exchange contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

The notional value of sold forward exchange contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding as of March 30, 2007 totaled $455.0 million. The notional value of purchased forward exchange contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding as of March 30, 2007 totaled $28.6 million. The notional amounts of forward exchange contracts are not a measure of our exposure. The fair value of forward exchange contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio. Currently, our investment portfolio consists of cash and cash equivalents. In the unlikely event that interest rates were to decrease substantially, we might reinvest a substantial portion of our investment portfolio at lower interest rates. We would consider additional debt obligations to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions. To date, we have not used derivative financial instruments to hedge the interest rate in our investment portfolio or long-term debt, but may consider the use of derivative instruments in the future.

The principal amount of cash, cash equivalents at March 30, 2007 totaled $289 million with a weighted average interest rate of 4.38% and an estimated average tax equivalent yield of 4.38%. We did not have any marketable securities at March 30, 2007. Our debt of $63.9 million at March 30, 2007 carried a weighted average fixed interest rate of 6.97% with principal payments due in various installments over a seven-year period.

The estimated fair value of our cash and cash equivalents and marketable securities (73% of which was held abroad at March 30, 2007 and could be subject to additional taxation if it were repatriated to the United States) approximated the principal amounts reflected above based on the maturities of these financial instruments.

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

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

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

IGRT is the most advanced radiation therapy technology that complements IMRT to further enhance radiation therapy treatments, and we continue to invest in product development relating to IGRT treatment capabilities. We are seeing customers accept IGRT as the next significant enhancement in curative radiation therapy, and demand for of our products for IGRT has been as one of the main contributors to net orders and revenue growth in our Oncology Systems business segment. Our future success will depend upon the wide-spread awareness, acceptance and adoption by the radiation oncology market of IGRT and our IGRT products as an evolutionary technology and methodology for radiotherapy treatment of cancers. We believe hospitals and clinics are converting to this new clinical process as early IGRT sites demonstrate the efficiency and effectiveness of IGRT. Our efforts to increase awareness and adoption of our IGRT products may not be successful. If our assumptions regarding the future importance of IGRT are incorrect, if IGRT fails to be effective as a treatment methodology, or if IGRT fails to become widely accepted, our orders and revenues could fail to increase or could decrease.

In January 2007, we completed the acquisition of ACCEL Instruments GmbH, or ACCEL, a privately-held supplier of scientific research instruments and proton therapy systems for cancer treatment. The acquisition will enable us to offer products for delivering image-guided, intensity-modulated proton therapy for certain cancer patients. While we intend to continue to invest in product development relating to proton therapy treatment capabilities, acceptance of this technology may be slower than with our other cancer treatment technologies due to the relatively large scale and higher costs associated with implementing a proton therapy system. Our future success will depend upon the wide-spread awareness, acceptance and adoption by the oncology market of proton and particle therapy systems for treatment of certain cancers. Our efforts to increase awareness and adoption of our proton therapy systems may not be successful. If proton and particle therapy fail to be effective as treatment methodologies, or if proton and particle therapy fail to become widely accepted, our orders and revenues may not materialize.

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

Our success depends upon the successful development, introduction and commercialization of new generations of products, treatment systems and enhancements to and/or simplification of existing products. Our Oncology Systems products are technologically complex and must keep pace with, among other things, new product introductions of our competitors. Our X-ray Products business segment must also continually innovate to develop products with lower cost, better product quality and superior technology and performance. Accordingly, many of our products require significant planning, design, development and testing at the technological, product and manufacturing process levels. These activities require significant capital commitments, involvement of our senior management and other investments on our part, which we may be unable to recover. Our timeline for the development of new products or enhancements may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of new products or enhancements. In addition, a few of our research and development projects are funded by government contracts. Changes in government priorities and our ability to attract similar funding may affect our overall research effort and ultimately, our ability to develop successful new products and product enhancements.

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

We cannot be sure that we will be able to successfully develop, manufacture or phase in new products, treatment systems or product enhancements. The roll-out of new products, systems and product enhancements involves compliance with complex quality assurance processes, including the Quality System Regulation, or QSR, of the U.S. Food and Drug Administration, or the FDA. Failure to complete these processes timely and efficiently could result in delayed introduction of new products, systems and product enhancements. Without the successful introduction of new products, systems and product enhancements, we may be unable to attract and retain customers, causing our revenues and operating results to suffer. Additionally, if we fail to successfully manage the transition from old products to new products, systems and product enhancements, our customers may delay or cancel orders, which would adversely affect our revenues and operating results.

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

We conduct business globally. Our international revenues accounted for approximately 50% and 51% of revenues during the second quarter of fiscal years 2007 and 2006, respectively. As a result, we must provide significant service and support on a worldwide basis, and we have sales and service offices located throughout Europe, Asia, Latin America and Australia. In addition, we have manufacturing and research operations in England, Germany, Switzerland, France and Finland, and are building a manufacturing facility in China. We have invested and will continue to invest substantial financial and management resources to develop an international infrastructure to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will be able to compete successfully in the international markets or meet the service and support needs of our customers there. Accordingly, our future results could be harmed by a variety of factors, including:

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

OUR RESULTS MAY BE ADVERSELY AFFECTED BY CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

Since we sell our products internationally and have international operations, we are also subject to market risk due to fluctuations in foreign currency exchange rates, which may affect product demand, our expenses and/or the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services or of our expenses is made in the local currency. We manage this risk through established policies and procedures that include the use of derivative financial instruments. We have historically entered into foreign currency forward exchange contracts to mitigate the effects of operational (sales orders) and balance sheet exposures to fluctuations in foreign currency exchange rates. Our forward exchange contracts generally range from one to twelve months in maturity.

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

The markets for radiation therapy equipment and software are characterized by rapidly evolving technology, intense competition and pricing pressure. Many of the companies with which our Oncology Systems business competes have greater financial, marketing and other resources than we have. Also, we expect that the rapid technological changes occurring in our markets will lead to the entry of new competitors into our markets, as well as our encountering new competitors as we apply our technologies in new markets such as stereotactic radiosurgery for neurosurgical and extracranial treatments. Our ability to compete successfully depends, in part, on our ability to provide technologically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, together in a complete package of products and services, and to do so ahead of our competitors. Our ability to compete in the radiation therapy market may be adversely affected when purchase decisions are based solely upon price, because our products are generally sold on a total value to the customer basis. This may occur if hospitals and clinics give purchasing decision authority to group purchasing organizations that focus solely on pricing as the primary determinant in making purchase decisions. In addition, the presence of additional competitors may delay customer purchasing decisions as customers evaluate the products of these competitors along with ours. These delays can extend our sales cycle and therefore adversely affect our net orders and related operating results. In our sales of linear accelerator products for radiotherapy and radiosurgery, we compete primarily with Siemens Medical Solutions, Elekta AB, Tomotherapy Incorporated and Accuray Incorporated. We compete with a variety of companies, such as Elekta AB, Philips Medical Systems, Computerized Medical Systems, Inc., North American Scientific, Inc., Nucletron B.V. and Siemens Medical Solutions in our software products, treatment simulation and verification products and accessories product lines. We also have begun to encounter some competition from providers of hospital information systems. In respect of our BrachyTherapy business, our primary competitor is Nucletron B.V. For the service and maintenance business for our products, we compete with independent service organizations and our customers’ internal service organizations.

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

The market for proton and particle therapy products is characterized by rapidly evolving technology, high competition and pricing pressure. Our ability to compete successfully depends, in part, on our ability to provide technologically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes. The presence of competitors may delay customer purchasing decisions as customers evaluate the products of these competitors along with ours. In the proton and particle therapy market, we compete principally with Ion Beam Applications S.A., Hitachi Medical Corporation and Still River, Inc. In the scientific instruments market, we compete with other companies as well as the internal engineering and fabrication capabilities in national and international research laboratories. Our competitors in this market include Thales Group, Mitsubishi Electric Corporation, Advanced Energy Systems, Inc. and Ettore Zanon SpA for our RF cavities and linear accelerators; ASG Superconductors SpA, Babcock Noell GmbH, Danfysik AS and Cryogenics Ltd. for our magnet systems, and Oxford Danfysik Beamlines Limited, Kohzu Precision Co., Ltd. and Instrument Design Technology Ltd. for our X-ray beamlines.

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

INTEROPERABILITY OF OUR PRODUCTS WITH ONE ANOTHER AND THEIR COMPATIBILITY WITH THIRD - PARTY PRODUCTS IS BECOMING INCREASINGLY IMPORTANT, AND IF WE ARE UNABLE TO MAKE OUR PRODUCTS INTEROPERATE WITH ONE ANOTHER OR COMPATIBLE WITH WIDELY USED THIRD-PARTY PRODUCTS, SALES OF OUR PRODUCTS COULD DECREASE

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

IF WE ARE UNABLE TO PROVIDE THE SIGNIFICANT EDUCATION AND TRAINING REQUIRED FOR THE HEALTHCARE MARKET TO ACCEPT OUR PRODUCTS, OUR BUSINESS WILL SUFFER

In order to achieve market acceptance for our Oncology Systems and proton therapy products, we are often required to educate physicians about the use of a new treatment procedure such as IMRT, IGRT and proton therapy, overcome physician objections to some of the effects of the product or its related treatment regimen, convince healthcare payors that the benefits of the product and its related treatment process outweigh its costs and help train qualified physicists in the skilled use of our products. For example, the complexity and dynamic nature of IMRT and IGRT requires significant education of hospital personnel and physicians regarding the benefits of IMRT and IGRT and the required departures from their customary practices. Further, the complexity and high cost of proton therapy requires similar significant education, as well as education regarding construction and facility requirements. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of IMRT, IGRT and proton therapy generally and to encourage acceptance and adoption of our products for IMRT, IGRT and proton therapy. The timing of our competitors’ introduction of products and the market acceptance of their products may also make this educational process more difficult. We cannot be sure that any products we develop will gain any significant market acceptance and market share among physicians, patients and healthcare payors, even if the required regulatory approvals are obtained.

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

Our success will depend, in part, on our ability to expand our product offerings and grow our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, as a strategy to achieve quicker time to market for new products or technology, or to enter new markets, we may determine to grow our business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, in the second quarter of fiscal year 2007, we acquired ACCEL, a privately held German supplier of scientific research instruments and proton therapy systems for cancer treatment. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, the completion of an acquisition could divert our management and key personnel from our business operations, which could harm our business and affect our financial results. Furthermore, even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products or technologies or employees into our operations, and the process of integration could be expensive, time-consuming and may strain our resources. In many instances, this will also involve implementing or improving internal controls appropriate for a public company at businesses that lack them. In addition, we may be unable to retain the employees of acquired companies, or the acquired company’s customers, suppliers, distributors or other partners for a variety of reasons, including the fact that these entities may be our competitors or may have close relationships with our competitors. Consequently, we may not achieve anticipated growth or other benefits from an acquisition, which could harm our existing business. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges such as in-process research and development, any of which could harm our business and affect our financial results.

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

FLUCTUATIONS IN OUR OPERATING RESULTS, INCLUDING QUARTERLY NET ORDERS, REVENUES, AND GROSS MARGINS, MAY CAUSE OUR STOCK PRICE TO BE VOLATILE, WHICH COULD CAUSE LOSSES FOR OUR STOCKHOLDERS

We have experienced and expect in the future to experience fluctuations in our operating results, including net orders, revenues and gross margins. Many of our products require significant capital expenditures by our customers. Accordingly, individual product orders can be quite large in dollar amounts, which can extend the customer purchasing cycle. We have experienced this with our IGRT products, and expect this to extend to our proton therapy and scientific instruments products because of the high cost of the equipment and the complexity of project financing. We also expect that orders for ACCEL scientific instruments products will vary as they are tied primarily to large, government or national laboratory research projects. In addition, some of our more sophisticated equipment, such as IGRT and proton therapy products, requires greater site preparation and longer construction cycles, which can delay installation and backlog conversion. For proton therapy products, this can delay the customer decision cycles even further. The timing of when individual orders are placed and the revenues recognized could have an effect our quarterly results. Timing of order placement from customers, including those in the government or public sector, and their willingness to commit to purchase products are inherently difficult to predict or forecast. Once orders are received, factors that may affect whether these orders become revenues and the timing include:

•

delay in shipment due, for example, to longer construction projects or unanticipated construction delays at customer locations where our products are to be installed, cancellations or rescheduling by customers, extreme weather conditions, natural disasters, port strikes or manufacturing difficulties;

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

Because many of our operating expenses are based on anticipated capacity levels and a high percentage of these expenses are fixed for the short term, a small variation in the timing of revenue recognition can cause significant variations in operating results from quarter to quarter. Oncology Systems gross margin in the second quarter of fiscal year 2007 improved slightly from the same period in fiscal year 2006 due principally to the improvement in service contracts gross margin partially offset by an a decrease in product gross margin. The decrease in product gross margin was primarily due to the effect of hedging foreign currency denominated sales contracts when the orders were booked. While the weakening of the U.S. dollar positively affected our revenues, it had a negative impact on our gross margin percentage. In addition, the decrease in product gross margin was due to a higher proportion of revenues associated with certain new products for IGRT, which are not yet at the gross margin level of other products. Our overall gross margin may also be impacted by the gross margin of our ACCEL products, which are presently below the gross margins for our traditional radiotherapy products. If our gross margins fall below the expectation of securities analysts and investors, the trading price of our common stock would almost certainly decline.

We report on a quarterly and annual basis our net orders and backlog. It is important to understand that, unlike revenues, net orders and backlog are not governed by the rules of GAAP, and are not within the scope of the audit or reviews conducted by our independent public accountants; therefore, investors should not interpret our net orders or backlog results in such a manner. Also, our net orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues as the timing of future revenues depends on completion of customer site preparation and construction, installation scheduling, customer capital budgeting and financing, appropriate regulatory authorizations and other factors. Unexpected levels of cancellation of orders or delays in customer purchase decisions or delivery dates will reduce the quarterly net orders results and backlog and also affect the level of future revenues. Accordingly, we cannot be sure if or when orders will mature into revenues. Our net orders, backlog and revenues in one or more future periods may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

THE FINANCIAL RESULTS OF OUR ACCEL BUSINESS MAY FLUCTUATE AND BE UNPREDICTABLE

The proton therapy and scientific instruments projects of our ACCEL business are highly customized and vary in size and complexity. Planning for these projects will take more time and use more resources than those in our traditional radiotherapy business. In the proton therapy market, due to its relatively large scale, the construction of a proton therapy facility requires significant capital investment and may involve complex project financing. In the scientific instruments market, projects are generally publicly funded, and therefore decisions on new projects or project upgrades are subject to public and political factors. Therefore, sales and customer decision cycles may take several years. As a result, the timing of proton therapy and scientific instruments projects will vary significantly from period to period, and our operating results and stock price may be adversely affected.

In addition, many of the components used in proton therapy equipment require a long lead time, which may lead to an increase in our levels of inventory. This may cause fluctuations in the operating results of our ACCEL business that may make it difficult to predict our operating results and to compare our financial results from period to period. This could have an adverse effect on our stock price.

CHANGES IN INTERPRETATION OR APPLICATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES MAY ADVERSELY AFFECT OUR OPERATING RESULTS

We prepare our financial statements to conform with GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the Securities and Exchange Commission and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. In addition, as our operations evolve over time, we may introduce new products or new technologies that require us to apply different accounting principles, including those regarding revenue recognition, than we had applied in past periods. For example, if our products develop to contain more software components, we may be required to recognize revenue for the software components separately from the hardware components and in accordance with software revenue recognition rules, which could delay recognition of some revenue. Additionally, while for many of our Oncology Systems products we recognize revenue in accordance with Staff Accounting Bulletin No. 104 Revenue Recognition and SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respective to Certain Agreements, for the newly acquired business of Accel Instruments GmbH, we plan to recognize revenues for certain contracts for proton therapy services and scientific instruments products using the percentage-of-completion method in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Product Type Contracts, which will affect the timing of revenue recognition. Changes in accounting principles may affect the timing of revenue recognition or make it more difficult to compare our financial results from quarter to quarter, and the trading price of our common stock could suffer or become more volatile as a result.

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

As a result of the adoption of SFAS 123(R), our earnings in fiscal year 2006 and the first half of fiscal year 2007 were lower than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that expensing share-based payments will have on the trading price of our common stock.

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

In light of the relatively low interest rates on our invested cash and in order to better utilize our cash position in a manner to better assist sales of our products, we offer longer or extended payment terms for qualified customers in some circumstances. During the second quarter of fiscal year 2007, revenues earned from customer contracts with longer or extended payment terms amounted to approximately 4% of total Oncology Systems revenues. While we qualify customers to whom we offer longer or extended payment terms, we cannot assure you that the financial positions of these customers will not change adversely over the longer time period given for payment. In such an event, we may experience an increase in payment defaults in our accounts receivable, which will affect our net earnings. Also, longer or extended payment terms has and may in the future result in an increase in our days sales outstanding.

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

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to the shares of common stock repurchased by us during the second quarter of fiscal year 2007.

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 30, 2006 - January 26, 2007	527,447	(2)	$48.36	(2)	527,235	3,972,765
January 27, 2007 - February 23, 2007	692,856		$48.00		692,856	3,279,909
February 24, 2007 - March 30, 2007	379,909		$46.09		379,909	2,900,000

Total	1,600,212		$47.67		1,600,000

(1)	On November 21, 2005, we announced that our Board of Directors had authorized the repurchase of up to 6,000,000 shares of our common stock through December 31, 2006. This authorization expired on December 31, 2006, with all shares repurchased. On November 20, 2006, we announced that our Board of Directors had authorized the repurchase of up to an additional 4,500,000 shares of our common stock over the period prior to September 28, 2007. We expect repurchases will be made in accordance with Rule 10b-18 and include a plan designed to satisfy the Rule 10b5-1 safe harbor. Shares will be retired upon repurchase.

(2)	Includes 212 shares of VMS common stock that were tendered to VMS for employees’ taxes withheld for vested restricted common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on February 15, 2007 (the “Stockholders’ Meeting”), the stockholders of Varian Medical Systems, Inc. voted on the following four items and cast their votes as follows:

Proposal One:

To elect the following for three-year terms ending with the 2010 annual meeting of stockholders.

	For	Withheld	Broker Non-Votes(1)
John Seely Brown	113,363,902	1,791,322	N/A
R. Andrew Eckert	113,436,185	1,719,039	N/A
Mark R. Laret	113,499,527	1,655,697	N/A
Kent J. Thiry	113,525,757	1,629,467	N/A

Directors Susan L. Bostrom, Timothy E. Guertin, Richard M. Levy, Allen S. Lichter, M.D., David W. Martin, Jr., M.D. and Ruediger Naumann-Etienne continued in office following the Stockholders’ Meeting.

Proposal Two:

To approve the adoption of the Varian Medical Systems, Inc. Second Amended and Restated 2005 Omnibus Stock Plan.

For	Against	Abstain	Broker Non-Votes
85,459,446	13,284,423	487,693	15,923,662

Proposal Three:

To approve the adoption of the Varian Medical Systems, Inc. Management Incentive Plan.

For	Against	Abstain	Broker Non-Votes(1)
110,770,505	3,692,386	692,333	N/A

Proposal Four:

To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2007.

For	Against	Abstain	Broker Non-Votes(1)
113,403,780	1,584,285	167,159	N/A

(1)	Pursuant to the rules of the New York Stock Exchange, this proposal constituted a routine matter. Therefore, brokers were permitted to vote without receipt of instructions from beneficial owners.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description
10.1†	Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan.

10.2†	Registrant’s Management Incentive Plan.

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC. (Registrant)

Dated: May 7, 2007	By:	/s/ ELISHA W. FINNEY
Elisha W. Finney
Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1†	Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan.

10.2†	Registrant’s Management Incentive Plan.

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory arrangement.