Form 10-Q
period 2007-06-29
VARIAN MEDICAL SYSTEMS INC
filed 2007-08-07
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 125,979,014 shares of common stock, par value $1 per share, outstanding as of July 27, 2007.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended June 29, 2007

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Revenues:
Product	$337,150	$329,471	$1,014,332	$956,165
Service contracts and other	86,506	66,200	239,864	187,595

Total revenues	423,656	395,671	1,254,196	1,143,760

Cost of revenues:
Product	204,720	195,127	603,195	563,209
Service contracts and other	48,443	37,884	135,189	108,042

Total cost of revenues	253,163	233,011	738,384	671,251

Gross margin	170,493	162,660	515,812	472,509
Operating expenses:
Research and development	29,195	25,456	84,621	72,685
Selling, general and administrative	75,181	64,500	208,584	187,832

Total operating expenses	104,376	89,956	293,205	260,517

Operating earnings	66,117	72,704	222,607	211,992
Interest income	2,649	3,601	9,522	9,984
Interest expense	(990)	(1,027)	(3,395)	(3,210)

Earnings from operations before taxes	67,776	75,278	228,734	218,766
Taxes on earnings	17,406	9,550	67,912	56,080

Net earnings	$50,370	$65,728	$160,822	$162,686

Net earnings per share—Basic	$0.40	$0.50	$1.26	$1.24

Net earnings per share—Diluted	$0.39	$0.49	$1.22	$1.20

Weighted average shares used in the calculation of:
Net earnings per share—Basic	126,978	131,138	128,099	131,323

Net earnings per share—Diluted	129,862	135,267	131,445	135,915

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	June 29, 2007	September 29, 2006 (1)
Assets
Current assets:
Cash and cash equivalents	$192,790	$272,508
Short-term marketable securities	—	93,599
Accounts receivable, net of allowance for doubtful accounts of $4,246 at June 29, 2007 and $4,473 at September 29, 2006	431,479	471,820
Inventories	276,048	189,653
Prepaid expenses and other current assets	57,459	25,953
Deferred tax assets	102,530	102,516

Total current assets	1,060,306	1,156,049

Property, plant and equipment, net	156,820	130,318
Goodwill	170,184	121,389
Other assets	142,243	103,995

Total assets	$1,529,553	$1,511,751

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$82,042	$77,985
Accrued expenses	249,148	265,750
Deferred revenues	92,492	117,813
Current maturities of long-term debt	8,966	7,954
Product warranty	48,528	42,992
Advance payments from customers	175,037	131,462

Total current liabilities	656,213	643,956

Long-term debt	40,443	49,356
Other long-term liabilities	27,205	21,186

Total liabilities	723,861	714,498

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 126,416 and 129,721 shares issued and outstanding at June 29, 2007 and at September 29, 2006, respectively	126,416	129,721
Capital in excess of par value	302,091	265,214
Retained earnings	381,716	406,849
Accumulated other comprehensive loss	(4,531)	(4,531)

Total stockholders’ equity	805,692	797,253

Total liabilities and stockholders’ equity	$1,529,553	$1,511,751

(1)	The condensed consolidated balance sheet as of September 29, 2006 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In thousands)	June 29, 2007	June 30, 2006
Cash flows from operating activities:
Net earnings	$160,822	$162,686
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	33,789	30,313
Tax benefits from exercises of share-based payment awards	17,600	48,933
Excess tax benefits from share-based compensation	(16,485)	(46,007)
Depreciation	19,487	17,709
Provision for doubtful accounts receivable	20	270
Loss on disposal of property, plant and equipment	1	613
Amortization of intangible assets	3,803	4,363
Amortization of premium/discount on marketable securities, net	29	101
Deferred taxes	(9,497)	(5,012)
Net change in fair value of derivatives and underlying commitments	(3,141)	2,023
Income on equity investment in affiliate	(21)	(1,401)
Other	—	72
Changes in assets and liabilities:
Accounts receivable	65,446	(40,733)
Inventories	(67,689)	(29,885)
Prepaid expenses and other current assets	(23,895)	(10,897)
Accounts payable	(4,512)	4,268
Accrued expenses	(18,975)	(23,743)
Deferred revenues	(25,321)	9,474
Product warranty	4,950	1,174
Advance payments from customers	25,726	17,068
Other long-term liabilities	1,477	(605)

Net cash provided by operating activities	163,614	140,784

Cash flows from investing activities:
Proceeds from maturities or sale of marketable securities	193,470	127,665
Purchases of marketable securities	(99,900)	(35,000)
Acquisition of business, net of cash acquired	(52,280)	—
Purchases of property, plant and equipment	(41,217)	(27,643)
Equity investment in affiliate	(17,286)	(12,267)
Increase in cash surrender value of life insurance	(5,742)	(4,246)
Note receivable from affiliate and other	927	(17)
Proceeds from disposal of property, plant and equipment	801	366
Other, net	(3,294)	562

Net cash provided by (used in) investing activities	(24,521)	49,420

Cash flows from financing activities:
Repurchases of common stock	(234,678)	(198,535)
Proceeds from issuance of common stock to employees	30,965	57,404
Excess tax benefits from share-based compensation	16,485	46,007
Employees’ taxes withheld and paid for restricted performance shares and restricted stock	(84)	(8,094)
Repayment of mandatorily redeemable financial instrument	(11,771)	—
Repayments of bank borrowings	(14,494)	(2,647)

Net cash used in financing activities	(213,577)	(105,865)

Effects of exchange rate changes on cash and cash equivalents	(5,234)	(2,714)

Net increase (decrease) in cash and cash equivalents	(79,718)	81,625
Cash and cash equivalents at beginning of period	272,508	243,086

Cash and cash equivalents at end of period	$192,790	$324,711

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Varian Medical Systems, Inc. (“VMS”) and subsidiaries (collectively, the “Company”) designs, manufactures, sells and services advanced equipment and software products for treating cancer with radiation. The Company also designs, manufactures, sells and services high quality, cost-effective X-ray tubes for original equipment manufacturers; replacement X-ray tubes; flat panel digital image detectors for filmless X-rays (commonly referred to as flat panel detectors or digital image detectors) for medical, scientific and industrial applications; linear accelerators, image detectors and image processing software for security and inspection purposes; proton therapy systems for cancer treatment and scientific instruments used in particle research.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2007 is the 52-week period ending September 28, 2007, and fiscal year 2006 was the 52-week period ended September 29, 2006. The fiscal quarters ended June 29, 2007 and June 30, 2006 were both 13-week periods.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 29, 2006. In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of June 29, 2007 and September 29, 2006, results of operations for the three and nine months ended June 29, 2007 and June 30, 2006, and cash flows for the nine months ended June 29, 2007 and June 30, 2006. The results of operations for the three and nine months ended June 29, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

Goodwill and Intangible Assets

The Company evaluates goodwill and purchased assets with indefinite lives for impairment annually in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. The Company determines the fair value of its reporting units based on the present value of estimated future cash flows of the reporting units. The reporting units are consistent with the reportable operating segments identified in Note 15 “Segment Information.” If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss. The Company performed evaluations for the two reporting units that carried goodwill in the fourth quarter of fiscal year 2006, Oncology Systems and X-ray Products, and found no impairment. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Purchased intangible assets are carried at cost, net of accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives of approximately two to twenty years using the straight-line method.

Revenue Recognition

The Company’s revenues are derived primarily from the sale of hardware and software products, and related services and contracts from the Company’s Oncology Systems, X-ray Products, Security and Inspection Products (“SIP”) businesses, as well as proton therapy and scientific instruments products and services.

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

For Oncology Systems and SIP hardware products with installation obligations, the Company recognizes as revenues a portion of the product purchase price upon transfer of risk of loss and defers revenue recognition on the portion associated with product installation until “acceptance,” provided that all other criteria for revenue recognition under SAB 104 and EITF 00-21 are met. The portion deferred is the greater of the fair market value of the installation services for such products or the amount of payment contractually linked to the “acceptance.” However, when (a) all of the purchase price for the hardware product is conditioned upon “acceptance,” (b) the hardware product does not have value to the customer on a standalone basis, or (c) there is no objective and reliable evidence of the fair value of the undelivered item, then the Company defers all revenues until “acceptance” in accordance with the treatment for “delivered items” under EITF 00-21.

Installation of Oncology Systems and SIP hardware products involves the Company’s testing of each product at its factory prior to its delivery to ensure that the product meets the Company’s published specifications. Once these tests establish that the specifications have been met, the product is then disassembled and shipped to the customer’s site as specified in the customer contract. Risk of loss is transferred to the customer either at the time of shipment or delivery, depending upon the shipping terms of the contract. At the customer’s site, the product is reassembled, installed and retested in accordance with the Company’s installation procedures to ensure and demonstrate compliance with the Company’s published specifications for that product.

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

The Company does not have installation obligations for X-ray tubes, digital image detectors, spare parts and certain hardware products in Oncology Systems and SIP business. For the products that do not include installation obligations, the Company recognizes revenues upon the transfer of risk of loss, which is either at the time of shipment or delivery, depending upon the shipping terms of the contract, provided that all other criteria under SAB 104 and EITF 00-21 have been met.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Software Products

The Company recognizes revenues for software products in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Agreements. The Company recognizes license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the vendor’s fee is fixed or determinable, collection of the related receivable is probable, delivery of the product has occurred and the Company has received from the customer an acceptance form acknowledging installation and substantial conformance with the Company’s specifications (as set forth in the user manual) for such product, or upon verification of installation when customer acceptance is not required to be received, or upon the expiration of an acceptance period, provided that all other criteria for revenue recognition under SOP 97-2 have been met. Revenues earned on software arrangements involving multiple elements are allocated to each element based on vendor-specific objective evidence of the fair value (“VSOE”), which is based on the price charged when the same element is sold separately. In instances when evidence of VSOE of all undelivered elements exists, but evidence does not exist for one or more delivered elements, revenues are recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).

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

The Company does not have installation obligations for certain software products in the SIP business. For software products that do not include installation obligations, the Company recognizes revenues upon the transfer of risk of loss, which is either at the time of shipment or delivery, depending upon the shipping terms of the contract, provided that all other criteria under SOP 97-2 are met.

Other

Revenues related to service contracts are recognized ratably over the period of the related contracts. Revenues related to services performed on a time-and-materials basis are recognized when they are earned and billable.

Revenues related to certain contracts for products and services in the proton therapy, scientific instruments and SIP businesses are recognized using the percentage-of-completion method in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Product Type Contracts. Revenues recognized under the percentage-of-completion method are primarily based on contract costs incurred to date compared with total estimated contract costs. Estimated losses on contracts are charged to cost of sales in the period when the loss is identified.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 will be effective for the Company in the first quarter of fiscal year 2008. The Company is evaluating the impact of the adoption of FIN 48 on the Company’s consolidated financial position, results of operations and cash flows.

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

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires the Company to (a) recognize a plan’s funded status in its statement of financial position; (b) measure a plan’s assets and its obligations that determine the plan’s funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur through other comprehensive income. The requirement to recognize the funded status of a defined benefit plan and the disclosure requirements are effective for the Company’s fiscal year ending September 28, 2007. Based on the funded status of the Company’s plan obligations disclosed in Note 9 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006, the estimated impact of adopting SFAS 158 would have been a decrease in total assets at September 29, 2006 of approximately $3 million, an increase in total liabilities of approximately $18 million and a reduction in stockholders’ equity of approximately $21 million, excluding the impact of taxes. There would have been no impact on the Company’s fiscal year 2006 Consolidated Statements of Earnings or Cash Flows. The actual impact of the implementation of SFAS 158 on the fiscal year 2007 financial statements will differ from that estimate due to changes in economic assumptions such as discount rates, measurement of fair values of plan assets, and other changes in actuarial assumptions that will occur in connection with the next measurement date on September 28, 2007.

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

Reclassifications

Certain financial statement items for periods in the prior year have been reclassified to conform to the current year’s format. These reclassifications had no impact on previously reported net earnings.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

2. MARKETABLE SECURITIES

At June 29, 2007, the Company did not have any marketable securities. At September 29, 2006, the carrying amounts of marketable securities, which were all municipal securities, were reflected as follows:

(In millions)	September 29, 2006
Short-term marketable securities	$93.6

Marketable securities classified as:
Available-for-sale	$90.0
Held-to-maturity	3.6

$93.6

3. INVENTORIES

The components of inventories are as follows:

(In millions)	June 29, 2007	September 29, 2006
Raw materials and parts	$139.0	$108.5
Work-in-progress	35.6	14.4
Finished goods	101.4	66.8

Total inventories	$276.0	$189.7

4. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” on the Condensed Consolidated Balance Sheets as follows:

(In millions)	June 29, 2007	September 29, 2006
Intangible Assets:
Acquired existing technology	$20.7	$14.1
Patents, licenses and other	14.2	13.9
Customer contracts and supplier relationships	10.2	10.1
Accumulated amortization	(28.0)	(24.3)

Net carrying amount	$17.1	$13.8

The increase in gross carrying amount of intangibles assets was due to the acquisitions of ACCEL Instruments GmbH (“ACCEL”) and Bio-Imaging Research, Inc. (“BIR”), which are included in the “Other” category (See Note 15 “Segment Information”). Amortization expense for intangible assets required to be amortized under SFAS 142 was $1.3 million and $1.5 million for the three months ended June 29, 2007 and June 30, 2006, respectively, and $3.8 million and $4.4 million for the nine months ended June 29, 2007 and June 30, 2006, respectively. At June 29, 2007, the Company estimates amortization expense on a straight-line basis for the remaining three months of fiscal year 2007, fiscal years 2008 through 2011, and thereafter, will be as follows (in millions): $1.4, $4.3, $3.4, $3.0, $2.3 and $2.7, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table reflects the allocation of goodwill:

(In millions)	June 29, 2007	September 29, 2006
Oncology Systems	$125.0	$120.9
X-ray Products	0.5	0.5
Other	44.7	—

Total	$170.2	$121.4

The increase in the carrying amount of goodwill at June 29, 2007 from September 29, 2006 was due to the acquisitions of ACCEL and BIR, as well as the adjustment to the purchase price of the radiotherapy equipment service business of Mitsubishi Electric Co. (“MELCO”) in Japan and certain other Asian and South American countries (the “MELCO Service Business”) related to an “earn out” payment in the nine months ended June 29, 2007. See Note 14 “Business Combination” for a discussion of the acquisitions of ACCEL and BIR and Note 9 “Commitments and Contingencies” for a discussion of the adjustment to the purchase price of the MELCO Service Business.

5. RELATED PARTY TRANSACTIONS

In fiscal years 1999 and 2000, VMS invested a total of $5 million in a three member consortium for a 20% ownership interest in dpiX Holding LLC (“dpiX Holding”), which in turn invested $25 million for an 80.1% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin-film transistor arrays (“flat panels”) for the Company’s X-ray Products’ digital imaging subsystems and for its Oncology Systems’ On-Board Imager and PortalVision imaging systems. The Company purchased flat panels from dpiX totaling $4.9 million for the three months ended June 29, 2007 and $3.4 million for the three months ended June 30, 2006. Flat panels purchased from dpiX totaled $16.0 million for the nine months ended June 29, 2007 and $10.7 million for the nine months ended June 30, 2006. These purchases of flat panels are included as a component of “Inventory” in the Condensed Consolidated Balance Sheets and “Cost of revenues—product” in the Condensed Consolidated Statements of Earnings. VMS had the right to appoint one manager of the five person board of managers and the investment was accounted for under the equity method. In accordance with the dpiX Holding agreement, net losses were to be allocated to the other two members, in succession, until their capital accounts equaled zero, before being allocated to VMS. The dpiX Holding agreement also provided that net profits were to be allocated to the other two members, in succession, until their capital accounts equaled the net losses previously allocated, then to the three members in accordance with their ownership interests.

In September 2004, VMS acquired another member’s entire 20% ownership interest in dpiX Holding for $1 million. As a result, VMS has the right to appoint two managers of the five person board of managers and its ownership interest in dpiX Holding increased to 40% with the remaining 60% being held by the other original member. When VMS acquired this additional 20% ownership interest, the capital account of the selling member was nearly zero because it was the first in the consortium to be allocated losses. As a result, when dpiX Holding recorded net profits after VMS acquired the additional 20% ownership interest, VMS was the first to be allocated net profits to recover previously allocated losses. VMS recorded a loss on the equity investment in dpiX Holding of $7,000 in the three months ended June 29, 2007. For the three months ended June 30, 2006, VMS recorded income on the equity investment in dpiX Holding of $44,000. For the nine months ended June 29, 2007 and June 30, 2006, VMS recorded income on the equity investment in dpiX Holding of $21,000 and $1,401,000, respectively. Incomes and losses on the equity investment in dpiX Holding are included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In December 2004, VMS agreed to loan $2 million to dpiX in four separate installments, bearing interest at prime rate plus 1% per annum. The principal balance is due and payable to VMS in twelve equal quarterly installments that began in October 2006; interest is payable in full according to the same quarterly schedule, that began in April 2005; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable hereunder, is fully due and payable on July 10, 2009. The note receivable from dpiX totaled $1.5 million and $2 million at June 29, 2007 and September 29, 2006, respectively, and is primarily included in “Other Assets” in the Condensed Consolidated Balance Sheet.

In March 2006, VMS and the other member of dpiX Holding agreed in principle to invest an aggregate of $92 million in dpiX Holding for dpiX to acquire and construct a manufacturing facility in Colorado to increase its production capacity. The members’ contributions for this facility are based on their percentage ownership interests in dpiX Holding. As of June 29, 2007, VMS had contributed to dpiX Holding approximately $29.6 million of the $36.8 million it agreed to contribute, which is included in “Other assets.” VMS expects to invest the additional $7.2 million in dpiX Holding by the end of August 2007.

6. PRODUCT WARRANTY

The Company provides for estimated future costs of warranty obligations in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee. The Company warrants most of its products for a specific period of time, usually one year, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company will incur to repair or replace product parts that fail while still under warranty. The amount of the accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates include the historical experience of similar products, as well as reasonable allowance for start-up expenses. On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends.

The following table reflects the change in the Company’s accrued product warranty during the nine months ended June 29, 2007 and June 30, 2006:

	Nine Months Ended
(In millions)	June 29, 2007	June 30, 2006
Accrued product warranty, at beginning of period	$43.0	$39.4
Charged to cost of revenues	34.4	28.7
Actual product warranty expenditures	(28.9)	(27.5)

Accrued product warranty, at end of period	$48.5	$40.6

7. CREDIT FACILITIES

As of June 29, 2007, the Company has a $40 million uncommitted and unsecured credit facility in the United States for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under this credit facility as of June 29, 2007.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has significant transactions denominated in foreign currencies and addresses certain financial exposures through a program of risk management that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and typically hedges many of these firmly committed foreign currency sales orders. These firmly committed foreign currency sales orders are hedged using forward exchange contracts. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts range from one to twelve months in maturity. As of June 29, 2007, the Company did not have any forward exchange contracts with an original maturity greater than twelve months. As international deliveries may extend beyond twelve months, the Company may hedge beyond twelve months in the future.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The Company accounts for its hedges of foreign currency denominated sales orders (firm commitments) as fair value hedges as prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities (“SFAS 133”). For the three and nine months ended June 29, 2007, there were no material gains or losses due to hedge ineffectiveness. At June 29, 2007, the Company had foreign exchange forward contracts for fair value hedges with notional values to sell and purchase $240.5 million and $19.8 million, respectively, in various foreign currencies. At June 29, 2007, all open forward exchange contracts were deemed effective.

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

9. COMMITMENTS AND CONTINGENCIES

Commitments

Following a decision by MELCO to exit the radiotherapy equipment and service business and its desire to do so in a nondisruptive manner with an established radiotherapy equipment service provider, the Company entered into two separate transactions with MELCO contemporaneously whereby (i) the Company purchased the MELCO Service Business to service MELCO’s existing customers and (ii) the Company formed a three-year joint venture (“JVA”) in Japan with MELCO that became effective as of February 3, 2004.

On February 2, 2004, the Company’s Japanese subsidiary (“VMS KK”) purchased the MELCO Service Business for 2.0 billion Japanese Yen, or US$19.1 million, plus a contingent “earn out” payable to MELCO at the end of the three-year JVA period. This “earn out” payment is equivalent to 100% of the net profits or losses of the MELCO Service Business for the three-year period. The Company accounted for the purchase of the MELCO Service Business as an acquisition and 100% of the profits and losses from VMS KK are reflected in the Company’s consolidated results. The Company accounted for the “earn out” payment equivalent to 100% of the net profits or losses of the MELCO Service Business during the three-year period as an adjustment to the purchase price of the acquisition at the end of the period. For the period from February 2, 2004 to February 2, 2007, net profits for the MELCO Service Business totaled approximately $4.1 million, which was recorded as an adjustment to goodwill in the second quarter of fiscal year 2007. The Company made the “earn out” payment to MELCO in the third quarter of fiscal year 2007.

In addition to purchasing the MELCO Service Business, the Company entered into a distributor arrangement with MELCO to sell MELCO radiotherapy equipment products through VMS KK for two years. During that two-year period ended February 2, 2006, the Company did not sell any MELCO radiotherapy equipment products.

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

Contingencies

The U.S. Environmental Protection Agency (“EPA”) or third parties have named the Company as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at eight sites where the Company, as Varian Associates, Inc., was alleged to have shipped manufacturing waste for recycling or disposal, and as a PRP the Company may have an obligation to reimburse the EPA or other third parties for cleanup costs at these sites. In addition, the Company is overseeing environmental cleanup projects and, as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company’s sale of its Electron Devices business during 1995 and the sale of its thin film systems business during 1997). Under the terms of the agreement governing the spin-offs of Varian, Inc. (“VI”) and Varian Semiconductor Equipment Associates, Inc. (“VSEA”), by the Company in 1999, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $0.2 million (net of amounts borne by VI and VSEA) during both the three months ended June 29, 2007 and June 30, 2006, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs. The Company spent $0.7 million and $0.8 million (net of amounts borne by VI and VSEA) during the nine months ended June 29, 2007 and June 30, 2006, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.

Various uncertainties make it difficult to estimate the likelihood or cost of certain third-party claims, project management costs and legal costs at all of the sites and facilities. In addition, for the eight sites and one of the facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future cost of such activities. As of June 29, 2007, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs, third party-claims, project management costs and legal costs for these nine locations ranged in the aggregate from $3.5 million to $7.2 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year up to 14 years as of June 29, 2007. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $3.5 million for these cleanup projects as of June 29, 2007. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

As to all other facilities, the Company has gained sufficient knowledge to better estimate the scope and costs of future cleanup activities based upon formal agreements with other parties defining the Company’s future liabilities or formal cleanup plans that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the facility. As of June 29, 2007, the Company estimated that its future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in the aggregate from $9.2 million to $35.8 million. The time frames over which these cleanup project costs are estimated vary, ranging from 2 years to 30 years as of June 29, 2007. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $17.2 million at June 29, 2007. The Company accordingly accrued $11.7 million, which represents its best estimate of the future costs of $17.2 million discounted at 4%, net of inflation. This accrual is in addition to the $3.5 million described in the preceding paragraph.

The foregoing amounts are only estimates of anticipated future environmental-related costs to cover the known cleanup projects, and the amounts actually spent may be greater or less than these estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental cleanup activities, the large number of sites and facilities involved and the amount of third-party claims. The Company believes that most of these cost ranges will narrow as cleanup activities progress. The Company believes that its reserves are adequate, but as the scope of its obligations becomes more clearly defined, these reserves (and the associated indemnification obligations of VI and VSEA) may be modified and related charges/credits against earnings may be made.

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

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial strength of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. The Company has also reached an agreement with another insurance company under which that insurance company agreed to pay a portion of the Company’s past and future environmental-related expenditures, for which the Company had a $2.8 million receivable at June 29, 2007, which was included in “Other assets.” The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has in the past paid the claims that the Company has made.

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

10. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Defined Benefit Plans
Service cost	$1,220	$930	$3,624	$2,788
Interest cost	1,063	843	3,169	2,531
Expected return on plan assets	(1,127)	(840)	(3,380)	(2,522)
Amortization of transition amount	—	(2)	—	(6)
Amortization of prior service cost	31	33	92	97
Recognized actuarial loss	235	212	706	638

Net pension benefit cost	$1,422	$1,176	$4,211	$3,526

Post-Retirement Benefit Plans
Interest cost	$94	$70	$282	$212
Amortization of transition amount	123	125	369	371
Amortization of prior service cost	1	1	3	3
Recognized actuarial (gain)/loss	5	(1)	16	(3)

Net pension benefit cost	$223	$195	$670	$583

The Company made contributions to the defined benefit plans of $12.5 million during the nine months ended June 29, 2007. This amount is greater than the contributions of $4.7 million estimated for fiscal year 2007 as of December 29, 2006 due to a discretionary employer contribution of $7.9 million made to improve the funding level of the defined benefit plan in the United Kingdom during the third quarter of fiscal year 2007. The Company currently expects total contributions to the defined benefit plans for fiscal year 2007 will be approximately $12.8 million.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In July 2007, the Company (i) terminated the accrual of additional benefits for existing participants and (ii) suspended the enrollment of new participants under the defined benefit plan in the United Kingdom (“the U.K. Pension Plan”). The Company did not make any changes to the participants’ accrued retirement pensions, including the continuing linkage to future salary growth. At the same time, the Company established a defined contribution plan that is available to regular full-time employees in the United Kingdom (“the U.K. Savings Plan”). Participants can contribute from 1% to 100% of their eligible base compensation to the U.K. Savings Plan. The Company matches participant contributions up to 6% of participants’ eligible base compensation, based on the participants’ level of contributions under this UK Savings Plan. In the first and second years after the establishment of the U.K. Savings Plan, the Company will also match an additional 2% and 1%, respectively, of eligible base compensation when the participants contribute 6% or more of their eligible base compensation. All matching contributions vest immediately.

The Company made contributions to its post-retirement benefit plans of $0.4 million during the nine months ended June 29, 2007. The Company currently expects total contributions to its post-retirement benefit plans for fiscal year 2007 will be approximately $0.5 million.

11. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On November 20, 2006, the Company announced that its Board of Directors had approved the repurchase of 4,500,000 shares of VMS common stock over the period through September 28, 2007 in addition to the 1,500,000 shares of common stock that had been available for repurchase as of September 29, 2006 under the prior program. During the nine months ended June 29, 2007, the Company paid $234.7 million to repurchase 5,000,000 shares of VMS common stock, of which $81.8 million was paid during the three months ended June 29, 2007 to repurchase 1,900,000 shares. All shares that have been repurchased have been retired. As of June 29, 2007, the Company could repurchase up to 1,000,000 shares of VMS common stock under the November 20, 2006 authorization.

Comprehensive Earnings

Comprehensive earnings for the three and nine months ended June 29, 2007 and June 30, 2006 equaled the reported net earnings.

12. EMPLOYEE STOCK PLANS

In February 2007, VMS’s stockholders approved the Second Amended and Restated 2005 Omnibus Stock Plan (the “Second Amended 2005 Plan”), which modified the Amended and Restated 2005 Omnibus Stock Plan (the “Amended 2005 Plan”) to (i) increase the number of shares available for grant under the plan by 2,650,000 shares, (ii) explicitly prohibit the repricing of stock options and stock appreciation rights without the approval of VMS’s stockholders, (iii) change the number of shares counted against the available-for-grant limit from three shares to 2.5 shares for every one share issued in connection with awards other than stock options and stock appreciation rights, (iv) change the expiration date of stock options from a maximum of ten years to a maximum of seven years from the date of grant, (v) cease to increase the number of shares available for grant under the Second Amended 2005 Plan by the number of shares tendered to VMS as payment for the exercise of stock options or in satisfaction of a tax withholding obligation pursuant to stock awards, and (vi) change definition of Fair Market Value to the last quoted per share selling price of the underlying shares on the next preceding date, if there were no sales on the relevant date. Prior to stockholder approval of the Second Amended 2005 Plan, if stock options were granted on a date on which no sales occurred, the exercise price was equal to the average of the highest and lowest quoted selling prices on the day before and the day after the grant date.

Effective October 1, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and VMS directors including stock options and employee stock purchases under the Employee Stock Purchase Plan, deferred stock units and restricted stock based on fair values.

The table below summarizes the effect of recording share-based compensation expense under SFAS 123(R), which is allocated as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Cost of revenues—Product	$1,136	$1,084	$3,376	$2,668
Cost of revenues—Service contracts and other	865	767	2,622	2,161
Research and development	1,222	1,121	3,782	3,214
Selling, general and administrative	7,553	7,464	24,012	22,269
Taxes on earnings	(3,653)	(3,496)	(11,506)	(10,406)

Net decrease in net earnings	$7,123	$6,940	$22,286	$19,906

Increase (decrease) on:
Cash flows from operating activities	$(3,972)	$(2,552)	$(16,485)	$(46,007)
Cash flows from financing activities	$3,972	$2,552	$16,485	$46,007

During the three and nine months ended June 29, 2007, total share-based compensation expense recognized in earnings before taxes was $10.8 million and $33.8 million, respectively, and the total related recognized tax benefit was $3.7 million and $11.5 million, respectively. During the three and nine months ended June 30, 2006, total share-based compensation expense recognized in earnings before taxes was $10.4 million and $30.3 million, respectively, and the total related recognized tax benefit was $3.5 million and $10.4 million, respectively. Total share-based compensation expense capitalized as part of inventory for the three and nine months ended June 29, 2007 was $0.7 million and $1.9 million, respectively. Total share-based compensation expense capitalized as part of inventory for the three and nine months ended June 30, 2006 was $0.6 million and $1.7 million, respectively.

The fair value of options granted and the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Employee Stock Option Plans
Expected term (in years)	4.20	4.10	4.15	4.17
Risk-free interest rate	4.7%	5.0%	4.4%	4.4%
Expected volatility	29.0%	28.6%	28.2%	29.3%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$12.97	$15.56	$15.98	$15.48
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	5.0%	5.0%	5.0%	4.7%
Expected volatility	19.3%	20.3%	20.0%	24.9%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$10.15	$12.15	$10.44	$9.95

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Activity under the Omnibus Stock Plan, the 2000 Stock Option Plan and the Second Amended 2005 Plan (together, the “Employee Stock Plans”) is presented below:

		Options Outstanding
(In thousands, except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (3)
Balance at September 29, 2006	3,816	15,111	$28.90
Authorized	2,650	—	—
Granted (1)	(2,791)	2,570	50.56
Cancelled or expired (2)	126	(121)	43.44
Exercised	—	(1,504)	17.06

Balance at June 29, 2007	3,801	16,056	$33.37	6.1	$187,445

Exercisable at June 29, 2007		12,049	$28.00	5.2	$186,452

(1)	During the nine months ended June 29, 2007, VMS granted to certain employees an aggregate of 54,805 shares of restricted common stock under the Amended 2005 Plan and an aggregate of 4,750 shares of restricted common stock under the Second Amended 2005 Plan. In addition, VMS awarded to its directors an aggregate of 18,000 deferred stock units under the Second Amended 2005 Plan.
(2)	During the nine months ended June 29, 2007, VMS cancelled 1,745 shares of restricted common stock that were tendered to VMS for employees’ taxes withheld for vested restricted common stock.
(3)	The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $42.51 as of June 29, 2007 and which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 29, 2007, there was $44 million of total unrecognized compensation expense related to stock options granted under the Employee Stock Plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.8 years.

The activity for restricted stock, restricted performance shares and deferred stock units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Balance at September 29, 2006	66	$46.05
Granted	78	50.18
Vested	(5)	54.19

Balance at June 29, 2007	139	$48.08

As of June 29, 2007, unrecognized compensation expense totaling $4.3 million was related to restricted stock and deferred stock units granted under the Employee Stock Plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 6.0 years.

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

The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net earnings	$50,370	$65,728	$160,822	$162,686

Basic weighted average shares outstanding	126,978	131,138	128,099	131,323
Dilutive effect of potential common shares	2,884	4,129	3,346	4,592

Diluted weighted average shares outstanding	129,862	135,267	131,445	135,915

Net earnings per share — Basic	$0.40	$0.50	$1.26	$1.24

Net earnings per share — Diluted	$0.39	$0.49	$1.22	$1.20

Pursuant to SFAS 123(R), the Company excludes stock options from the computation of diluted weighted average shares outstanding if the per share value, including the sum of (a) the exercise price of the options and (b) the amount of the compensation cost attributed to future services and not yet recognized, is greater than the average market price of the shares, because the inclusion of these stock options would be antidilutive to earnings per share. Accordingly, stock options to purchase 5,165,108 shares and 4,179,704 shares at average exercise prices of $50.35 and $46.40 per share, respectively, were excluded from the computation of diluted weighted average shares outstanding for the three months ended June 29, 2007 and June 30, 2006, respectively. Stock options to purchase 5,095,861 shares and 4,169,705 shares at average exercise prices of $50.48 and $46.42 per share, respectively, were excluded from the computation of diluted weighted average shares outstanding for the nine months ended June 29, 2007 and June 30, 2006, respectively.

14. BUSINESS COMBINATION

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

In May 2007, the Company acquired all of the outstanding equity of BIR, a privately-held supplier of X-ray imaging products for security and inspection, for $21.8 million. The acquisition will enable VMS to offer security and inspections customers X-ray imaging detectors and image processing software in addition to its existing line of specialized linear accelerators for cargo screening, inspection and non-destructive testing. BIR will operate under the Company’s SIP business.

The following is a preliminary allocation of the purchase consideration for these transactions:

(In millions)	Consideration	Net Asset (Liability) Acquired	Identifiable Intangible Assets	Goodwill
ACCEL	$20.5	$(12.9)	$4.9	$28.5
BIR	21.8	3.4	2.2	16.2

Total	$42.3	$(9.5)	$7.1	$44.7

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The Company’s methodology for allocating the purchase price to intangible assets is determined using commonly accepted valuation techniques in the high-technology industry. The valuation method used by the Company included the income approach which established the fair value of the assets based on the value of the cash flows that the assets can be expected to generate in the future using the discounted cash flow method. The purchase prices were allocated to the acquired assets and liabilities based on their estimated fair values as of the date of acquisition, including identifiable intangible assets, with the remaining amount being classified as goodwill. The allocation of the purchase prices is considered preliminary and is subject to adjustment.

The condensed consolidated financial statements include the operating results of ACCEL from January 1, 2007, as specified in the purchase agreement, and include the operating results of BIR from May 23, 2007, the closing date for the acquisition. Pro forma results of operations have not been presented because the acquisitions were not significant.

15. SEGMENT INFORMATION

The Company’s operations are grouped into two reportable operating segments: Oncology Systems and X-ray Products. These reportable operating segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. The Company’s Ginzton Technology Center (“GTC”), SIP business (which includes the newly acquired BIR) and the ACCEL business are reflected in the “Other” category because these operations do not meet the criteria of a reportable operating segment as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.

The following table summarizes selected operating results information for each business segment:

	Three Months Ended		Nine Months Ended
(In millions)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Revenues
Oncology Systems	$338	$331	$1,013	$954
X-ray Products	63	56	191	169

Total reportable segments	$401	$387	$1,204	$1,123
Other	22	9	50	21
Corporate	—	—	—	—

Total company	$423	$396	$1,254	$1,144

Operating Earnings
Oncology Systems	$72	$76	$231	$223
X-ray Products	15	11	46	32

Total reportable segments	87	87	277	255
Other	(4)	(2)	(9)	(5)
Corporate	(16)	(12)	(45)	(38)

Total company	$67	$73	$223	$212

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

16. SUBSEQUENT EVENTS

Stock Repurchase Program

On July 25, 2007, the Company announced that its Board of Directors had approved the repurchase of 12,000,000 shares of VMS common stock for a period beginning on July 30, 2007 through December 31, 2008 in addition to the 1,000,000 shares of common stock that had been available for repurchase as of June 29, 2007 under the November 2006 authorization.

Line of Credit

On July 27, 2007, the Company entered into a Credit Agreement with Bank of America, N.A. (“BofA”), providing for an unsecured revolving credit facility that will enable the Company to borrow and have outstanding at any given time a maximum of $100 million (the “Credit Facility”). The proceeds of the Credit Facility shall be used for working capital, capital expenditures, permitted acquisitions and other lawful corporate purposes. The Credit Facility will expire, if not extended by mutual agreement of the Company and BofA, on July 27, 2009. Borrowings under the Credit Facility accrue interest either (i) based on the London InterBank Offered Rate (“LIBOR”) plus a margin of .45% to .70% based on a leverage ratio involving funded indebtedness and earnings before interest, tax and depreciation and amortization (“EBITDA”) or (ii) based upon a base rate of either the federal funds rate plus .5% or BofA’s announced prime rate, which ever is greater, plus a margin of 1.75% to 2.25% based on a leverage ratio involving funded indebtedness and EBITDA, depending upon instructions from the Company to BofA as to whether advances are to be based on the LIBOR rate or the base rate. The Company may prepay, reduce or terminate the commitment without penalty. The Credit Facility contains customary affirmative and negative covenants for facilities of this type. The Company has also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets.

At the same time, the Company cancelled its $40 million uncommitted and unsecured credit facility in the United States that was previously established.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of June 29, 2007, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended June 29, 2007 and June 30, 2006 and the condensed consolidated statement of cash flows for the nine-month periods ended June 29, 2007 and June 30, 2006. These interim financial statements are the responsibility of the Company’s management.

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

July 27, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (“we,” “our,” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission, or SEC, or other reasons, which are by this reference incorporated in this Quarterly Report on Form 10-Q. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as intensity-modulated radiation therapy, or IMRT, image-guided radiation therapy, or IGRT, brachytherapy, software, treatment techniques, stereotactic radiosurgery, filmless X-rays and security and inspection products, proton therapy products; growth drivers; orders, revenues, backlog or earnings growth; future financial results, are forward-looking statements. Also for this purpose, any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “will,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential”, “are emerging” and “possible” or any similar statements are also forward-looking statements. By making any forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Overview

For the third quarter of fiscal year 2007, revenues grew 7% over the third quarter of fiscal year 2006, in line with our expectations based upon weak net orders growth in the first half of fiscal year 2007 and planned customer-requested delivery dates for our Oncology Systems products. Gross margin and profitability in the third quarter of fiscal year 2007 were reduced compared to the year-ago quarter due to product and geographic mix shifts within our Oncology Systems business, as well as our planned investments in growth initiatives, including our proton therapy and security and inspection acquisitions, research and development, and our China expansion. Net earnings per diluted share of $0.39 in the third quarter of fiscal year 2007 was lower compared to net earnings per diluted share of $0.49 in the year-ago quarter, which included a one-time $0.08 per diluted share tax benefit associated with the repatriation of foreign earnings under the American Job Creation Act of 2004. Net orders for the third quarter of fiscal year 2007 rose 13% over the year-ago period and backlog at June 29, 2007 was $1.6 billion compared to $1.3 billion at June 30, 2006.

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

In our view, the fundamental market drivers for long-term growth in radiation therapy and stereotactic radiosurgery continue to be the rising cancer incidence; technology advances that are leading to improvements in patient care; customer demand for more advanced and effective cancer treatments, such as IMRT, IGRT, stereotactic radiosurgery and brachytherapy; competitive conditions among hospitals and clinics to offer such advanced treatments; improvement in cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. Our primary goal in the Oncology Systems business segment is to promote the adoption of more advanced and effective cancer treatments.

Customers are recognizing IGRT and stereotactic radiosurgery as the next significant enhancements in curative radiation therapy. We believe treatments using IGRT technology are starting to become accepted as a standard of care for radiation therapy and radiosurgery, with North America ahead of international regions in the timing of IGRT adoption. Our net orders growth in the North American and international regions reflects continued demand for our products that enable IGRT. Nearly all of our high energy accelerators ordered in North America and over 50% of high energy accelerators ordered internationally during the third quarter of fiscal year 2007 were ordered with our On-Board Imager product, or OBI, which enables IGRT. As of June 29, 2007, we had more than 525 installations of OBI on our high-energy and Trilogy™ accelerators, either complete or in progress.

Oncology Systems continued to be impacted by greater variability in the length of the customer purchasing cycle, which we believe results from a more complex decision making process associated with large dollar value of transactions for more sophisticated IGRT and surgical equipment.

Revenues for Oncology Systems were impacted by the weak net orders growth in the first half of fiscal year 2007, as well as timing of product shipments in accordance with planned customer-requested delivery dates. Gross margin in the third quarter of fiscal year 2007 was negatively impacted by reduced sales in our brachytherapy product line as a result of more aggressive action from a competitor that is defending its share in this market segment, a decrease in sales of our afterloader products for breast cancer brachytherapy following a period of rapid growth and some technology indecision in the customer community regarding the effectiveness of brachytherapy as compared to external beam radiation therapy that may have caused some customers to delay their purchases.

We continue to believe that demand for our products that enable IGRT will remain strong as North America continues to lead in the adoption of new medical technology for IGRT and stereotactic radiosurgery, with the international regions also growing in the adoption of IGRT. However, the net order growth in the third quarter of fiscal year 2007 for IGRT in both the North American and the international regions was significantly offset by declines in other product lines, including IMRT upgrades and brachytherapy products. As previously noted, our international regions have experienced a slowdown in demand for radiotherapy capital equipment for IMRT after several years of strong international growth driven by the rapid adoption of IMRT technology. We believe regional fluctuations in demand are consistent with a historical pattern where the international regions and North America region have different cycles of demand and technology adoption. We are, however, seeing a faster adoption rate among the technology early adopters for IGRT as compared to IMRT, which may lead to more compressed growth phase cycles.

Our success in Oncology Systems largely depends upon our ability to retain leadership in technological innovation, the cost effectiveness of our products, the efficacy of our treatment technology and external economic influences. Factors affecting the adoption rate of new technologies such as IGRT could include more-widely demonstrated efficacy of IGRT and our internal efficiency in design, documentation and testing, deployment and installation. They may also include customer training, reimbursement and our ability to educate customers about the cost effectiveness of our new technologies and clinical outcome advantages. External economic influences could include hospital financial strength in the United States, foreign currency exchange rates, governmental healthcare policies and government budgeting and tendering cycles.

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

In the third quarter of fiscal year 2007, increased demand for our high power, anode grounded CT scanning tubes contributed to the solid revenues and gross margin growth in the third quarter of fiscal year 2007 over the same period of fiscal year 2006. We also experienced a decline in overall X-ray Products net orders resulting from a decision by some customers to reduce the number of days of flat panel inventory on hand. We continue to be optimistic about the long-term outlook for this product line.

We continued to make investments in the X-ray Products business in the quarter. We completed the expansion of our Salt Lake City, Utah, facility where our flat panel product line is manufactured. In addition, we have invested $30 million as of June 29, 2007 and expect to invest an additional $7 million by the end of August 2007 into dpiX Holding LLC, or dpiX Holding, to help fund the acquisition and construction by dpiX Holding (through its subsidiary, dpiX LLC) of a new $92 million Gen 4 fabrication facility in Colorado where the next generation of amorphous silicon arrays will be produced. dpiX LLC is a key supplier of amorphous silicon arrays for our flat panel detector products and we are a 40% equity owner in dpiX Holding.

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

Other. The “Other” category is comprised of our Security and Inspections Products, or SIP (including newly acquired Bio-Imaging Research, Inc., or BIR), the ACCEL proton therapy and scientific research instruments business and the operations of the Ginzton Technology Center, or GTC (see Note 15 “Segment Information” of the Notes to the Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q).

SIP designs, manufactures, sells and services Linatron® X-ray accelerators for security and inspection purposes, such as cargo screening, border protection and nondestructive examination for a variety of applications. We generally sell our Linatron X-ray accelerators to OEMs who incorporate our accelerators into their inspection systems, which are then sold to customs agencies and other government and military agencies, as well as to commercial private parties in the casting, power, aerospace, chemical, petro-chemical and automotive industries. In May 2007, we completed the acquisition of BIR, a privately-held supplier of X-ray imaging detection products for security and inspection, which will operate under SIP. This acquisition will enable us to offer security and inspection customers X-ray imaging detectors and image processing software in addition to our existing line of specialized linear accelerators for cargo screening, inspection and non-destructive testing.

SIP was the primary contributor to net orders and revenues growth for the “Other” category in the third quarter of fiscal year 2007. Including acquired backlog of approximately $3 million from BIR, net orders for the third quarter of fiscal year 2007 increased over 150% over the year-ago period and revenues similarly increased over 50%. Most of year-to-date revenues continued to be in the international regions, although North America now comprises more than 25% of the year-to-date revenues.

We believe growth in this business will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes. As a result, this business is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection and customs revenue activities, which depend upon government budgets and appropriations and which are subject to political changes. The addition of BIR to the SIP business unit enables us to offer a larger part of the value-chain to our customers. While we are optimistic about the long-term potential of our SIP business and encouraged by the increased interest in our SIP products, use of this technology in security cargo screening and border protection is still in its early stages. Orders and revenues for our SIP products may be unpredictable as governmental agencies may place larger orders with our OEM customers in a short time period and then may not place any orders for a long time period thereafter.

In January 2007, we completed the acquisition of ACCEL, a privately-held supplier of scientific research instruments and proton therapy systems for cancer treatment. The acquisition will enable us to develop and offer products for delivering image-guided, intensity-modulated proton therapy for certain cancer patients. Proton therapy directs protons into the tumor and disrupts the cancer cells’ ability to reproduce. The ability to accurately target and kill tumor cells with less dose to nearby healthy tissue makes proton therapy a preferred option for treating certain kinds of cancers. Due to its relatively large scale, the construction of a proton therapy facility requires significant capital investment and may involve complex project financing. Therefore, the customer decision cycle is very long and it may take several years to receive an order. We believe that growth in this business will initially develop in the major metropolitan areas in the United States and abroad, and that this market is driven by institutions that wish to expand their clinical offerings and increase their profile in their respective communities. We see a high level of interest in the marketplace world-wide for this type of technology and believe that Varian can leverage its sophisticated technology in radiation therapy into the proton therapy market, improving clinical utility for existing clinical applications and possibly expanding the use of proton therapy into a broader array of cancer types. There are several competitors in this market, some of which may have access to government support and/or may not be as focused on maintaining profitability and/or may be willing to forsake profitability for market share. Orders and revenues for our proton therapy products may be unpredictable due to these factors.

The Scientific Instruments division of ACCEL develops, manufactures and services customized components and turnkey systems primarily for national research laboratories for fundamental and applied physics. This scientific instruments market is driven by a few large projects in the billion-dollar range and an increasing number of national accelerator projects ranging from one to five hundred million dollars. As the research projects in this market are all publicly funded, decisions on new projects or project upgrades are subject to public and political factors. In the scientific instruments market, ACCEL competes with other companies, as well as the internal engineering and fabrication capabilities of the national research laboratories.

While it appears that there is relatively steady growth in the number and volume of these research projects worldwide, the timing of these research projects may vary significantly. Therefore, ACCEL engineering and manufacturing resources will fluctuate over time as they adapt to the resource requirements of these research projects. Due to the above factors, orders, revenues and profitability of the ACCEL Scientific Instruments business is difficult to predict.

In order to realize the full potential of the ACCEL business, we need to invest substantial resources to properly commercialize ACCEL’s advanced proton technology and to build a new medical business. In fact, we do not expect to start generating significant proton therapy systems revenues until fiscal year 2009. Therefore, we expect ACCEL will continue to be dilutive to our net earnings per diluted share by $0.02 per quarter for the remainder of fiscal year 2007 and fiscal year 2008.

GTC, our research facility for new and potential markets, continues to develop technologies that enhance our current businesses or that may lead to new business areas, including next generation digital X-ray imaging technology, volumetric and functional imaging, improved X-ray sources and technology for security and cargo screening applications. In addition, GTC is developing technologies and products that are designed to improve disease management by more precise targeting of radiation, as well as by employing targeted energy and molecular agents to enhance the effectiveness and broaden the application of radiation therapy.

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

Revenue Recognition

We frequently enter into sales arrangements with customers that contain multiple elements or deliverables such as hardware, software and services. Judgments as to the allocation of the proceeds received from an arrangement to the multiple elements of the arrangement, the determination of whether any undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition are critical in respect to these arrangements to ensure compliance with GAAP. In addition, the amount of product revenues recognized is affected by our judgments as to whether objective and reliable evidence of fair value exists for hardware products and vendor-specific objective evidence of the fair value for software products in arrangements with multiple elements. Changes to the elements in an arrangement and the ability to establish objective and reliable evidence of fair value or vendor-specific objective evidence of the fair value for those elements could affect the timing of revenue recognition. Revenue recognition also depends on the timing of shipment and is subject to customer acceptance and the readiness of customers’ facilities. If shipments are not made on scheduled timelines or if the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations. In addition, revenues related to contracts for certain proton therapy and scientific instruments products and services, as well as certain SIP products offered by the BIR business, are recognized under the percentage of completion method. Because this method involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods, if our estimates prove to be inaccurate or a contract is later terminated, we may be forced to adjust revenues or even record a contract loss in later periods.

Allowance for Doubtful Accounts

Credit evaluations are undertaken for all major sale transactions before shipment is authorized. Normal payment terms usually require payment of a small portion of the total amount due upon signing of the purchase order, a significant amount upon transfer of risk of loss and the remaining amount upon completion of the installation. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. If our evaluation of our customers’ financial conditions does not reflect the future ability to collect outstanding receivables, additional provisions may be needed and our operating results could be negatively impacted.

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

We evaluate goodwill and purchased assets with indefinite lives for impairment annually in accordance with SFAS 142 “Goodwill and Other Intangible Assets.” The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. We determine the fair value of our reporting units based on the present value of estimated future cash flows of the reporting units. The reporting units are consistent with the reportable operating segments identified in Note 15 “Segment Information.” If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal years or more frequently if indicators of potential impairment arise. We performed such evaluations for the two reporting units that carried goodwill in the fourth quarter of fiscal year 2006, Oncology Systems and X-ray Products, and found no impairment.

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

Defined Benefit and Post-Retirement Benefit Plans

We sponsor five defined benefit pension plans in Germany, Japan, Switzerland and the United Kingdom covering the employees who meet the applicable eligibility requirements. In July 2007, we closed our defined benefit pension plan in the United Kingdom to new participants and ceased the accrual of additional service for existing participants. We also sponsor a post-retirement benefit plan that provides healthcare benefits to certain eligible retirees in the United States. We do not have any defined benefit pension plan in the United States. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to those plans for which the benefit is actuarially determined. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases and healthcare cost increases, which we determine within certain guidelines. In addition, we also use subjective factors, such as withdrawal and mortality rates, to calculate the expense and liability. The actuarial assumptions we use are long-term assumptions and may differ materially from actual experience particularly in the short term due to changing market and economic conditions and changing participant demographics. These differences may have a significant impact on the amount of pension expense we recorded.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2007 is the 52-week period ending September 28, 2007, and fiscal year 2006 was the 52-week period ended September 29, 2006. The fiscal quarters ended June 29, 2007 and June 30, 2006 were both 13-week periods.

Discussion of Financial Data for the Third Quarter and First Nine Months of Fiscal Year 2007 Compared to the Third Quarter and First Nine Months of Fiscal Year 2006

Total Revenues

Revenues by sales classification

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2007	June 30, 2006	Percent Change	June 29, 2007	June 30, 2006	Percent Change
Product	$337.1	$329.5	2%	$1,014.3	$956.2	6%
Service Contracts and Other	86.6	66.2	31%	239.9	187.6	28%

Total Revenues	$423.7	$395.7	7%	$1,254.2	$1,143.8	10%

Product as a percentage of total revenues	80%	83%		81%	84%
Service Contracts and Other as a percentage of total revenues	20%	17%		19%	16%

Revenues by region

North America	$207.4	$198.0	5%	$626.1	$573.4	9%

Europe	122.7	114.3	7%	364.2	314.7	16%
Asia	77.5	61.6	26%	213.1	196.2	9%
Rest of world	16.1	21.8	(26)%	50.8	59.5	(15)%

Total International (1)	216.3	197.7	9%	628.1	570.4	10%

Total	$423.7	$395.7	7%	$1,254.2	$1,143.8	10%

North America as a percentage of total revenues	49%	50%		50%	50%
International as a percentage of total revenues	51%	50%		50%	50%

(1)	We consider international revenues to be revenues outside of North America.

Total revenues for the third quarter and the first nine months of fiscal year 2007 increased over total revenues for the same periods of fiscal year 2006 due to the increases in revenues in both business segments and the “Other” category, which includes the recently acquired ACCEL and BIR.

Increases in product revenue from X-ray Products and SIP accounted for the increase in our product revenue in the third quarter of fiscal year 2007 over the third quarter of fiscal year 2006 while Oncology Systems, X-ray Products and SIP contributed to the product revenue increase in the first nine months of fiscal year 2007 over the year-ago period. Oncology Systems and our businesses in the “Other” category contributed to the increase in service contracts and other revenues in the third quarter and in the first nine months of fiscal year 2007 over the same periods in fiscal year 2006. Service contracts and other revenues grew at a higher rate than product revenues primarily due to the increase in Oncology System service contract revenues, as well as the contribution from ACCEL. The inclusion of ACCEL contract revenues and the growth in Oncology Systems service contracts revenues caused service contracts and other revenues to represent a higher percentage of total revenues.

In the third quarter and the first nine months of fiscal year 2007, Oncology Systems continued to be the primary contributor to the growth in North American revenues over the same periods in fiscal year 2006. International revenues in the third quarter of fiscal year 2007, however, were negatively impacted by declines in the Oncology Systems international revenues, although these declines were more than offset by the growth in international revenues from X-ray Products and our businesses in the “Other” category. For the first nine months of fiscal year 2007, Oncology Systems, X-ray Products and our businesses in the “Other” category contributed to the international revenues growth over the first nine months of fiscal year 2006 despite weakness in the rest of world regions for Oncology Systems.

Oncology Systems Revenues

Revenues by sales classification

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2007	June 30, 2006	Percent Change	June 29, 2007	June 30, 2006	Percent Change
Product	$262.2	$266.6	(2)%	$797.1	$771.5	3%
Service Contracts (1)	75.5	63.9	18%	215.5	181.8	18%

Total Oncology Systems revenues	$337.7	$330.5	2%	$1,012.6	$953.3	6%

Product as a percentage of total Oncology Systems revenues	78%	81%		79%	81%
Service Contracts as a percentage of Oncology Systems revenues	22%	19%		21%	19%

Oncology Systems revenues as a percentage of total revenues	80%	84%		81%	83%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. This excludes revenues from spare parts sold by our service department.

Oncology Systems product revenues decreased 2% in the third quarter of fiscal year 2007 over the same period in fiscal year 2006 due to weak net orders growth in the first half of fiscal year 2007 and timing of product shipments in accordance with planned customer-requested delivery schedules. In the third quarter of fiscal year 2007, the growth in sales volume of accessory products that enable IGRT and our Trilogy linear accelerators were more than offset by the lower sales volume of our high-energy linear accelerators and non-IGRT products, such as IMRT upgrades and brachytherapy products.

For the first nine months of fiscal year 2007, Oncology Systems product revenues grew 3% over the year-ago period, primarily driven by the higher sales volume of accessory products that enable IGRT and our Trilogy linear accelerators partially offset by lower sales volume our high-energy linear accelerators and other non-IGRT products such as, simulators and brachytherapy products.

The increase in service contracts revenues in the third quarter and the first nine months of fiscal year 2007 from the same periods in fiscal year 2006 was primarily driven by the increase in sophistication of our products and an increase over the last several years in the installed base of software products that generate increased annual maintenance contracts and renewals.

Revenues by region

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2007	June 30, 2006	Percent Change	June 29, 2007	June 30, 2006	Percent Change
North America	$182.6	$174.5	5%	$543.4	$501.3	8%

Europe	96.9	101.2	(4)%	303.3	284.0	7%
Asia	44.4	34.8	28%	121.4	113.8	7%
Rest of world	13.8	20.0	(31)%	44.5	54.2	(18)%

Total International	155.1	156.0	(1)%	469.2	452.0	4%

Total Oncology Systems Revenues	$337.7	$330.5	2%	$1,012.6	$953.3	6%

North America as a percentage of Oncology Systems revenues	54%	53%		54%	53%
International as a percentage of Oncology Systems revenues	46%	47%		46%	47%

The weak net orders growth in the first half of fiscal year 2007 negatively impacted revenues in both the North American and international regions for the third quarter and the first nine months of fiscal year 2007, resulting in a slight decline in international revenues and single-digit growth in North American revenues for the third quarter of fiscal year 2007, as well as single-digit growth in both North American and international revenues in the first nine months of fiscal year 2007.

North American revenues grew in the third quarter of fiscal year 2007 over the same period in prior fiscal year primarily due to the higher sales volume of our accessory products that enable IGRT (including our OBI) and increase in service contracts revenues, partially offset by lower sales volume of brachytherapy products. The growth in North American revenues for the first nine months of fiscal year 2007 over the year-ago period was primarily due to the higher sales volume of our accessory products that enable IGRT (including our OBI) and our Trilogy linear accelerators, as well as increase in service contracts revenues, partially offset by lower sales volume of our high-energy linear accelerators.

Total international revenues declined 1% in the third quarter of fiscal year 2007 from the year-ago period. The decline in international revenues was primarily due to the lower sales volume our high-energy linear accelerators and non-IGRT products, such as IMRT upgrades in the European region and the deliveries of exceptionally large orders in the year-ago period in Australia, although this was partially offset by the higher volume of products that enable IMRT and IGRT in the Asian region and increases in international service contracts revenues. For the first nine months of fiscal year 2007, total international revenues increased 4% compared to the same year ago period, primarily due to the increase in international service contract revenues and the increase in sales volume of accessory products that enable IGRT and our Trilogy linear accelerators in Europe and Asia, which was partially offset by lower sales volume of other non-IGRT products such as, simulators and brachytherapy products in Europe and the decrease in sales volume of our high-energy linear accelerators in the rest of world region.

Varying cycles of higher and lower revenues between the international and North American regions is a historical pattern reflecting different technology adoption cycles and demand cycles that is consistent with the net order patterns discussed more fully under “Net Orders.”

X-ray Products Revenues

Revenues by region

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2007	June 30, 2006	Percent Change	June 29, 2007	June 30, 2006	Percent Change
North America	$20.5	$20.3	0%	$69.4	$62.5	11%

Europe	9.6	8.4	15%	27.3	20.8	31%
Asia	31.0	25.9	20%	88.3	80.7	9%
Rest of world	2.2	1.8	24%	6.2	5.2	19%

Total International	42.8	36.1	19%	121.8	106.7	14%

Total X-ray Products Revenues	$63.3	$56.4	12%	$191.2	$169.2	13%

North America as a percentage of X-ray Products revenues	32%	36%		36%	37%
International as a percentage of X-ray Products revenues	68%	64%		64%	63%

X-ray Products revenues as a percentage of total revenues	15%	14%		15%	15%

In the third quarter of fiscal year 2007, X-ray Products revenues experienced robust growth in the international regions while North American revenues remained flat compared with the year-ago period. The increase in X-ray Product revenues in the third quarter of fiscal year 2007 over the year-ago period was primarily due to increased sales volume of our high power, anode grounded CT scanning tubes.

All regions contributed to the revenue growth in X-ray Products for the first nine months of fiscal year 2007 over the same year-ago period. The growth in X-ray Products revenues in the first nine months of fiscal year 2007 over the year-ago period was primarily driven by higher sales volume of our flat panel detectors in all geographic regions and increased sales volume of our X-ray tubes in the international region.

Other Revenues

Revenues by sales classification

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2007	June 30, 2006	Percent Change	June 29, 2007	June 30, 2006	Percent Change
Product	$11.7	$6.6	79%	$26.0	$15.5	69%
Service Contracts and Other (1)	11.0	2.2	399%	24.4	5.7	325%

Total Other revenues	$22.7	$8.8	159%	$50.4	$21.2	138%

Other revenues as a percentage of total revenues	5%	2%		4%	2%

(1)	Service Contracts and Other revenues include revenues associated with contracts for products and services in the proton therapy and scientific instruments businesses and certain products and services in the SIP business, which are recognized primarily under the percentage-of-completion method.

For our “Other” category, which is comprised of SIP (including the newly acquired BIR), GTC and ACCEL, revenues for the third quarter and the first nine months of fiscal year 2007 increased 159% and 138%, respectively, over the same periods in fiscal year 2006. The growth in revenues was due to the contributions from ACCEL, which we acquired in the second quarter of fiscal year 2007, and the higher sales volume of our Linatron products to our OEM customers for cargo screening and border protection, which increased over 50% over the prior year’s third quarter. Orders and revenues for our SIP products may be unpredictable as government agencies may place larger orders with our OEM customers in a short time period and then may not place any orders for a long time period thereafter. We also expect variability in order and revenues from our ACCEL business due to (i) for proton therapy, the relatively high dollar amount of each order and the large scale of the related construction project and (ii) for scientific instruments, the concentration of the overall market for these products in national research laboratories and the relatively large dollar amount of certain projects.

Gross Margin

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2007	June 30, 2006	Percent Change	June 29, 2007	June 30, 2006	Percent Change
Dollar by segment
Oncology Systems	$139.6	$141.0	-1%	$425.6	$408.2	4%
X-ray Products	25.1	19.5	29%	77.8	58.9	32%
Other	5.8	2.1	172%	12.4	5.4	125%

Gross margin	$170.5	$162.6	5%	$515.8	$472.5	9%

Percentage by segment
Oncology Systems	41.3%	42.7%		42.0%	42.8%
X-ray Products	39.8%	34.7%		40.7%	34.8%
Total Company	40.2%	41.1%		41.1%	41.3%

For the third quarter and the first nine months of fiscal year 2007, total gross margin decreased by 0.9 percentage points and 0.2 percentage points, respectively, from the comparable periods of fiscal year 2006, due primarily to (i) integration of our recent acquisitions of ACCEL and BIR and (ii) decline in Oncology Systems gross margin, partially offset by significant improvement in X-ray Products gross margin.

In the third quarter and the first nine months of fiscal year 2007, Oncology Systems gross margin decreased 1.4% and 0.8%, respectively, over the same periods in fiscal year 2006. In each of the third quarter and the first nine months of fiscal year 2007, Oncology Systems gross margin benefited from increases in service contracts gross margin and was unfavorably impacted by decreases in product gross margins over the year-ago periods. Compared to the year-ago periods, service gross margin increased from 43.4% to 48.0% for the third quarter of fiscal year 2007 and increased from 43.1% to 46.7% for the first nine months of fiscal year 2007. The improvement in service contracts gross margin was due primarily to higher volume and the continued growth in higher margin software maintenance contracts in Oncology Systems. The decrease in Oncology Systems product gross margin in the third quarter and the first nine months of fiscal year 2007 over the year-ago periods was due to (i) lower sales in our brachytherapy product line as a result of more aggressive action from a competitor that is defending its share in this market segment and a decrease in sales of our afterloader products for breast cancer brachytherapy following a period of rapid growth and some technology indecision regarding the effectiveness of brachytherapy as compared to external beam radiation therapy that may have caused some customers to delay purchases, (ii) product mix shift towards lower margin products, (iii) geographic mix shift towards a higher proportion of revenues from Asia, which typically have lower gross margins than revenues from other regions, and (iv) higher costs associated with our planned investment in our China expansion. In addition, the decrease in product gross margin in the first nine months of fiscal year 2007 over the same period in fiscal year 2006 was also due to the effect of hedging foreign currency denominated sales contracts when the orders were booked. While the weakening of the U.S. dollar positively affected our revenues, it had a negative impact on our gross margin percentage.

X-ray Products gross margin in the third quarter and first nine months of fiscal year 2007 increased by 5.1 percentage points and 5.9 percentage points, respectively, over the same periods in fiscal year 2006. The gain in gross margin resulted from (i) the greater proportion in total sales of higher margin high power, anode grounded CT scanning tubes in the third quarter and the first nine months of fiscal year 2007 and flat panel detectors in the first nine months of fiscal year 2007 than in the comparable periods of fiscal year 2006, (ii) margin improvement for flat panel products driven by cost reduction efforts for certain flat panel products and (iii) high sales volume of X-ray tubes for the third quarter and of both X-ray tubes and flat panel detectors for the nine months of fiscal year 2007. X-ray Products gross margin will continue to be impacted by factors including sales mix between flat panel detectors and X-ray tube products, product pricing, timing of new product introduction, cost reduction initiatives and other factors. Therefore, we may not be able to sustain the high gross margin achieved in the first nine months of fiscal year 2007.

Research and Development

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2007	June 30, 2006	Percent Change	June 29, 2007	June 30, 2006	Percent Change
Research and development	$29.2	$25.5	15%	$84.6	$72.7	16%
As a percentage of total revenues	6.9%	6.4%		6.8%	6.4%

For the third quarter and the first nine months of fiscal year 2007, research and development expenses grew at a higher rate than revenues. The $3.7 million increase in research and development expenses for the third quarter of fiscal year 2007 was driven by increased spending of $1.8 million in Oncology Systems, $1.7 million in X-ray Products and $0.2 million in the “Other” category. The $1.8 million increase in research and development expenses in Oncology Systems for the third quarter of fiscal year 2007 compared to the third quarter of fiscal year 2006 was attributable primarily to: (a) an increase in employee headcount, materials costs and consulting expenses of $0.8 million for the development of our linear accelerator products, (b) unfavorable foreign currency impact of $0.5 million in the third quarter fiscal year 2007 resulting from the relatively weak U.S. dollar as the research and development expenses incurred by our foreign operations was translated into U.S. dollars and (c) an increase in expenses for the development of our software products of $0.3 million. The $1.7 million increase in X-ray Products was primarily due to increased expenses for development projects related to flat panel detectors and X-ray tubes. The $0.2 million increase in the “Other” category was primarily due to research and development at BIR, which was acquired in the third quarter of fiscal year 2007.

The $11.9 million increase in research and development expenses for the first nine months of fiscal year 2007 was driven by increased spending of $6.9 million in Oncology Systems, $3.5 million in X-ray Products and $1.5 million in the “Other” category. The $6.9 million increase in research and development expenses in Oncology Systems for the first nine months of fiscal year 2007 compared to the year-ago period was attributable primarily to: (a) an increase in employee headcount, materials costs and consulting expenses of $2.8 million for the development of our linear accelerator products, (b) an increase in expenses for the development of our software products of $1.8 million, (c) unfavorable foreign currency impact of $1.7 million in the first nine months of fiscal year 2007 resulting from the relatively weak U.S. dollar as the research and development expenses incurred by our foreign operations was translated into U.S. dollars and (d) an increase in development expenses for neurosurgery products of $1.2 million. The $3.5 million increase in X-ray Products was primarily due to increased expenses for development projects related to flat panel detectors. The $1.5 million increase in the “Other” category was primarily due to an increase of $1.2 million associated with research and development at ACCEL, which was acquired in the second quarter of fiscal year 2007 and an increase of $0.2 million associated with the expenses incurred by BIR, which was acquired by us in the third quarter of fiscal year 2007.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2007	June 30, 2006	Percent Change	June 29, 2007	June 30, 2006	Percent Change
Selling, general and administrative	$75.2	$64.5	17%	$208.6	$187.8	11%
As a percentage of total revenues	17.7%	16.3%		16.6%	16.4%

The $10.7 million increase in selling, general and administrative expenses for the third quarter of fiscal year 2007 compared to the same period in fiscal year 2006 was primarily attributable to: (a) operating expenses of $5.6 million associated with ACCEL and BIR, (b) an increase in employee-related and other operating expenses of $1.0 million associated with the needed infrastructure improvements, (c) the receipt of a $1.0 million payment related to the resolution of a gain contingency that occurred in the third quarter of fiscal year 2006 for which there was no similar payment in the third quarter of fiscal year 2007, (d) a decrease in the gain on balance sheet hedging of $1.0 million, (e) unfavorable foreign currency translation impact of $0.9 million resulting from the relatively weak U.S. dollar for our foreign operations as the selling, general and administrative expenses are translated into U.S. dollars and (f) an increase in employee-related and other operating expenses of $0.6 million related to our China expansion.

The $20.8 million increase in selling, general and administrative expenses for the first nine months of fiscal year 2007 compared to the same period in fiscal year 2006 was primarily attributable to: (a) operating expenses of $8.3 million associated with ACCEL and BIR, (b) an increase in employee-related and other operating expenses of $3.9 million associated with the needed infrastructure improvements, (c) unfavorable foreign currency translation impact of $2.8 million resulting from the relatively weak U.S. dollar for our foreign operations as the selling, general and administrative expenses are translated into U.S. dollars, (d) increased fees of $2.4 million related to certain commission arrangements, (e) an increase in employee-related and other operating expenses of $1.6 million related to our China expansion and (f) a decrease of $1.4 million in income from dpiX Holding from the year-ago period.

Interest Income, Net

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2007	June 30, 2006	Percent Change	June 29, 2007	June 30, 2006	Percent Change
Interest income, net	$1.6	$2.6	(36)%	$6.1	$6.8	(10)%

The decrease in interest income, net in the third quarter and the first nine months of fiscal year 2007 compared to the same periods in fiscal year 2006 was attributable to lower balances of cash, cash equivalents and marketable securities.

Taxes on Earnings

	Three Months Ended			Nine Months Ended
	June 29, 2007	June 30, 2006	Percent Change	June 29, 2007	June 30, 2006	Percent Change
Effective tax rate	26%	13%	13%	30%	26%	4%

The increase in the effective tax rates for the third quarter and first nine months of fiscal year 2007 compared to the year ago periods was primarily due to a $10 million tax benefit related to our decision to repatriate foreign earnings under the American Jobs Creation of 2004 (the “Jobs Creation Act”) in the third quarter of fiscal year 2006. The Jobs Creation Act introduced a special one-time dividends received deduction on the repatriation of foreign earnings. Our effective tax rate for the third quarter of fiscal year 2006 also included a tax benefit of approximately $3 million that was related to the reduction of reserves for potential tax contingencies as a result of the lapse of the statute of limitations in certain domestic jurisdictions.

Our effective tax rate for the third quarter of fiscal year 2007 includes a tax benefit of approximately $5 million primarily related to the reduction of reserves for potential tax contingencies as a result of the lapse of the statute of limitations in certain domestic jurisdictions. In addition, our effective tax rate for the first nine months of fiscal year 2007 also includes a $1 million tax benefit related to the reinstatement of the federal research and development credit.

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

Net Earnings Per Diluted Share

	Three Months Ended			Nine Months Ended
	June 29, 2007	June 30, 2006	Percent Change	June 29, 2007	June 30, 2006	Percent Change
Net earnings per diluted share	$0.39	$0.49	-20%	$1.22	$1.20	2%

The decrease in net earnings per diluted share in the third quarter of fiscal year 2007 over the same period in fiscal year 2006 can be attributed to the increase in effective tax rate and the declines in gross margin and profitability due to product and geographic mix shifts within our Oncology Systems business, as well as our planned investments in growth initiatives, including our proton therapy acquisition, research and development, and our China expansion, partially offset by reduction in outstanding shares of common stock due to stock repurchases. The increase in net earnings per diluted share in the first nine months of fiscal year 2007 over the same period in fiscal year 2006 can be attributed to the increase in total revenues and the reduction in outstanding shares of common stock due to stock repurchases.

Net Orders

Total Net Orders (by segment and region)

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2007	June 30, 2006	Percent Change	June 29, 2007	June 30, 2006	Percent Change
Oncology Systems:
North America	$214.9	$188.2	14%	$597.3	$561.4	6%
Total International	196.0	185.7	6%	516.4	503.9	2%

Total Oncology Systems	$410.9	$373.9	10%	$1,113.7	$1,065.3	5%

X-ray Products:
North America	$16.2	$29.1	(44)%	$68.5	$78.8	-13%
Total International	42.2	31.4	34%	124.9	95.1	31%

Total X-ray Products	$58.4	$60.5	(3)%	$193.4	$173.9	11%

Other:	$29.6	$8.9	233%	$128.0	$35.2	263%

Total Net Orders:	$498.9	$443.3	13%	$1,435.1	$1,274.4	13%

Our total net order grew by 13% in both the third quarter and the first nine months of fiscal year 2007 over the year-ago periods, including acquired backlog from BIR in the third quarter of fiscal year 2007 and from BIR and ACCEL in the first nine months of fiscal year 2007. In the third quarter of fiscal year 2007, Oncology Systems and our businesses the “Other” category were the primary contributors to the growth in net orders, while Oncology Systems, X-ray Products and our businesses in the “Other” category all contributed to the net order growth in the first nine months of fiscal year 2007.

After weak orders in the first half of fiscal year 2007, Oncology Systems net orders achieved 10% growth in the third quarter of fiscal year 2007 over the year-ago period and 5% growth in the first nine months of fiscal year 2007 over the year-ago period. North American Oncology Systems reported net orders growth rate of 14%, reflecting continued growth in demand for products that enable IGRT. Oncology Systems continued to be impacted by greater variability in the length of the customer purchasing cycle, which we believe results from a more complex decision process tied in part to the large dollar value of the transactions for more sophisticated IGRT and surgical equipment.

International net orders for Oncology Systems grew by 6% in the third quarter of fiscal year 2007 over the same period in the prior year primarily due to growth in Europe and Asia, partially offset by a decline in the rest of the world. International net orders for the first nine months of fiscal year 2007 were up by 2% compared to the year-ago period. In the third quarter and the first nine months of fiscal year 2007, international net orders growth was primarily driven by increased demand for our products that enable IGRT (including our OBI), partially offset by decrease in demand for other product lines, including IMRT upgrades, brachytherapy products and treatment planning software. As previously noted, our international regions have experienced a slowdown in demand for radiotherapy capital equipment for IMRT after several years of strong international growth driven by the rapid adoption of IMRT technology. Consistent with what we saw in North America, we expect net orders to be lower following a rapid IMRT adoption cycle and that IMRT is now an established treatment methodology in the international regions. We expect that IGRT will continue to emerge as one of the main contributors to net orders and revenue in our Oncology Systems business segment, with North America ahead of international regions in the timing of adoption.

For the trailing twelve months ended June 29, 2007, Oncology Systems net orders increased by 7%, including a 12% increase for North America and a 1% increase for international regions. By comparison, the trailing twelve months Oncology Systems net order growth rate as of March 30, 2007 was 8%, including a 12% increase for North America and a 3% increase for international regions. The trailing twelve-month Oncology Systems net orders growth rate as of December 29, 2006 was 10%, including a 20% increase for North America and a 2% decrease for international regions. Consistent with the historical pattern, we expect that Oncology Systems net orders will continue to experience regional fluctuations. Because of the weak order growth in the first half of fiscal year 2007, we believe it is unlikely that Oncology Systems will achieve the double-digit growth rate in net orders in fiscal year 2007.

X-ray Products have relatively short turn around from net orders to shipments. In the third quarter of fiscal year 2007, X-ray Products net orders declined by 3% over the year-ago period primarily due to a decision by some customers to reduce the number of days of flat panel inventory on hand. The increase in X-ray Products net orders in the first nine months of fiscal year 2007 over the same period in the prior year was due to increased demand for our high power, anode grounded CT scanning tubes and, to a lesser extent, increased demand for our flat panel detectors. The flat panel detector product line has become a significant contributor to our X-ray Products business segment. We believe the flat panel detector product line will continue to experience high growth in net orders as flat panel detectors, which enable filmless X-ray imaging, replace traditional film and image-intensifier X-ray products in many medical applications.

The exceptional growth in net orders in the “Other” category, which is comprised of SIP (including the recently acquired BIR), ACCEL and GTC, benefited from acquired backlog of $3 million from BIR and, for the first nine months of fiscal year 2007, also benefited from the $47 million of acquired backlog from the acquisition of ACCEL. Excluding the impact of acquired backlog, the growth in net orders in the “Other” category in the third quarter and the first nine months of fiscal year 2007 was driven by (i) the strong growth in net orders for our Linatron X-ray accelerators for cargo screening and border protection and for replacements of older products for industrial inspection and non-destructive testing and (ii) new net orders received for proton therapy services and scientific instruments from ACCEL. We are beginning to see wider deployment of our Linatron X-ray accelerators for cargo screening as customers are starting to place orders for multiple units of our Linatron X-ray accelerators. For the third quarter and the first nine months of fiscal year 2007, net orders of our SIP business excluding the newly acquired BIR increased 160% and 52%, respectively.

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

In any given period, orders growth in either North America or international regions, or both, could fluctuate, given the high dollar amount of individual orders particularly in our Oncology Systems, SIP and ACCEL proton therapy and scientific instruments businesses. The actual timing of sales and revenue recognition will vary significantly based on the delivery requirements of individual orders, acceptance schedule and the readiness of individual customer sites for installation of our products and are usually shorter for some types of orders, such as upgrades (i.e., the addition of new features or accessories to existing equipment). Thus, orders in any quarter or period are not necessarily directly correlated to the level of sales or revenues in any particular future quarter or period. Moreover, as the overall mix of net orders includes a greater proportion of software products and newly introduced Oncology Systems products such as products that enable IGRT, which typically have a longer time from order to completion of installation, the average time period within which orders convert into sales could lengthen and our revenue in a specific period could be lower as a result.

Backlog

Including the backlog of the newly acquired ACCEL and BIR businesses, we had a backlog of $1.6 billion at June 29, 2007, an increase of 21% compared to June 30, 2006. Our Oncology Systems backlog at June 29, 2007 increased by 15% from June 30, 2006, including a 22% increase for North America and a 7% increase for international regions.

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

Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and cash equivalents and marketable securities:

(In millions)	June 29, 2007	September 29, 2006	Increase/ (Decrease)
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$193	$272	$(79)
Marketable securities	—	94	(94)

Total	$193	$366	$(173)

The $173 million decrease in cash, cash equivalents and marketable securities in the first nine months of fiscal year 2007 was primarily attributable to cash used for the repurchase of our common stock of $235 million, capital expenditures of $41 million, the acquisition of ACCEL of $27 million, the acquisition of BIR of $21 million, investment in dpiX Holding of $17 million for the construction of a manufacturing facility in Colorado, the repayment of bank borrowings of $14 million, the repurchase of the 35% ownership interest in our Japanese subsidiary from Mitsubishi Electric Co., or MELCO, of $12 million, investment of $6 million in corporate-owned life insurance contracts and the “earn-out” payment of $4 million in connection with the acquisition of MELCO’s radiotherapy equipment and service business in Japan and certain other Asian and South American countries. These uses were significantly offset by $164 million cash generated from operating activities, $31 million of cash provided by stock option exercises and employee stock purchases and $16 million of cash provided by the excess tax benefits from share-based compensation.

At June 29, 2007, we had approximately $5 million or 2% of total cash, cash equivalents in the United States. Approximately $188 million or 98% of total cash, cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States.

Cash Flows

	Nine Months Ended
(In millions)	June 29, 2007	June 30, 2006
Net cash flow provided by (used in):
Operating activities	$164	$141
Investing activities	(24)	49
Financing activities	(214)	(106)
Effects of exchange rate changes on cash and cash equivalents	(5)	(2)

Net increase (decrease) in cash and cash equivalents	$(79)	$82

Our primary cash inflows and outflows for the first nine months of fiscal years 2007, as compared to the same period of fiscal year 2006, were as follows:

•

We generated net cash from operating activities of $164 million in the first nine months of fiscal year 2007, compared to $141 million for the first nine months of fiscal year 2006. In accordance with SFAS 123(R), we reported excess tax benefits from share-based compensation as cash used by operating activities and cash provided by financing activities of $16 million in the first nine months of fiscal year 2007, compared to $46 million in the same period of fiscal year 2006.

The $23 million increase in net cash from operating activities during the first nine months of fiscal year 2007 compared to the same period of fiscal year 2006 was driven by a net change of $31 million in operating assets and liabilities (working capital items), partially offset by a net decrease in non-cash items of $6 million and a decrease in net earnings of $2 million. The $31 million net change in working capital items was primarily driven by a decrease in accounts receivable of $65 million in the first nine months of fiscal year 2007 compared to an increase of $41 million in the same period in the prior year, an increase in inventory of $68 million in the first nine months of fiscal year 2007 compared to an increase of $30 million in the year-ago period and a decrease in deferred revenues in the first nine months of fiscal year 2007 of $25 million compared to an increase of $9 million in the year-ago period.

The major contributors to the net change in working capital items in the first nine months of fiscal year 2007 were accounts receivable, inventories, prepaid expenses and other current assets, accrued expenses, deferred revenues and advance payments from customers.

•	Accounts receivables decreased due to strong collection performance in the first nine months of fiscal year 2007 and the timing of product deliveries in the fourth quarter of fiscal year 2006.

•

Inventories increased due primarily to higher productions to meet anticipated customer demands for products in the fourth quarter of fiscal year 2007 and, to a lesser extent, an increase in flat panel inventory due to some customers reducing the number of days of flat panel inventory on hand.

•	Prepaid expenses and other current assets increased primarily due to the discretionary employer contribution of $8 million to improve the funding level of our pension plan in the United Kingdom.

•

Accrued expenses decreased primarily due to the decrease in income taxes payable. The decrease in income taxes payable was due to the timing of estimated tax payments made during the first nine months of the fiscal year 2007.

•

Deferred revenues decreased primarily due to higher amount of revenues recognized based on customer acceptance of our Oncology Systems products and the recognition of a portion of revenues associated with certain products that enable IGRT upon shipment beginning in the second quarter of fiscal year 2007, rather than deferring 100% of the revenues until customer acceptance.

•	Advance payments increased due to increased orders and lower revenue growth in Oncology Systems.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments and customer acceptance, accounts receivable collections, inventory management, and the timing of tax and other payments. For additional discussion, see “Risk Factors” in Item 1A.

•

Investing activities used $25 million of net cash in the first nine months of fiscal year 2007, compared to $49 million provided in the same period of fiscal year 2006. Our net proceeds from maturities of marketable securities were $94 million in the first nine months of fiscal year 2007, compared to $93 million in the year-ago period. Cash used for purchases of property, plant and equipment was $41 million for the first nine months of fiscal year 2007, compared to $28 million for the same period in fiscal year 2006. We also invested $17 million in dpiX Holding for the construction of a manufacturing facility in Colorado in the first nine months of fiscal year 2007, compared to $12 million in the same period in fiscal year 2006. In the first nine months of fiscal year 2007, we used $27 million to acquire ACCEL and $21 million to acquire BIR. We also made a $4 million “earn-out” payment to MELCO related to the acquisition of MELCO’s radiotherapy equipment service business in Japan and certain other Asian and South American countries.

•

Financing activities used net cash of $214 million in the first nine months of fiscal year 2007 compared to $106 million in the same period of fiscal year 2006. In the first nine months of fiscal year 2007, we used $235 million for the repurchases of common stock, $14 million for the repayment of bank borrowings and $12 million to repurchase the 35% ownership interest in our Japanese subsidiary from MELCO. These uses were partially offset by cash proceeds of $31 million from employee stock option exercises and employee stock purchases and $16 million in excess tax benefits from share-based compensation. During the first nine months of fiscal year 2006, we used $199 million for the repurchase of common stock and $8 million (the value of withheld shares) for employees’ taxes due when restricted performance share awards vested. These uses were partially offset by cash proceeds of $57 million from employee stock option exercises and employee stock purchases and $46 million in excess tax benefits from share-based compensation.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, will be approximately 4% of revenues in fiscal year 2007.

As of June 29, 2007, we had a $40 million uncommitted and unsecured credit facility in the United States for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under this credit facility as of June 29, 2007.

On July 27, 2007, we established a $100 million unsecured revolving credit facility from Bank of America, N.A., or BofA, in the United States for working capital, capital expenditures, permitted acquisitions and other lawful corporate purposes. If not extended, this credit facility will expire on July 27, 2009. Borrowings under this credit facility accrue interest either (i) based on the London InterBank Offered Rate, or LIBOR, plus a margin of .45% to .70% based on a leverage ratio involving funded indebtedness and EBITDA (earnings before interest, tax and depreciation and amortization) or (ii) based upon a base rate of either the federal funds rate plus .5% or BofA’s announced prime rate, which ever is greater, plus a margin of 1.75% to 2.25% based on a leverage ratio involving funded indebtedness and EBITDA, depending upon instructions from us to BofA as to whether advances are to be based on the LIBOR rate or the base rate. We may prepay, reduce or terminate the commitment without penalty. This credit facility contains customary affirmative and negative covenants for facilities of this type. We have also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets. At the same time, we cancelled the $40 million uncommitted and unsecured credit facility that was previously established.

Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the United States and global economies. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements through fiscal year 2007. We currently anticipate that we will continue to utilize our available liquidity and cash flows from operations, as well as borrowed funds, to repurchase our common stock, make strategic acquisitions, invest in the growth of our business and invest in our systems and processes.

Days Sales Outstanding

Trade accounts receivable days sales outstanding, or DSO, were 93 days at June 29, 2007, which was slightly higher than the 91 days at June 30, 2006. Our accounts receivable and DSO are primarily impacted by timing of product shipments, collections performance, payment terms and mix of revenues from different regions.

Stock Repurchase Program

On November 20, 2006, we announced that our Board of Directors had approved the repurchase of 4,500,000 shares of our common stock over the period through September 28, 2007 in addition to the 1,500,000 shares of common stock that had been available for repurchase as of September 29, 2006 under the prior program. During the nine months ended June 29, 2007, we paid $235 million to repurchase 5,000,000 shares of VMS common stock, of which $82 million was paid during the three months ended June, 2007 to repurchase 1,900,000 shares. All shares that have been repurchased have been retired. As of June 29, 2007, we could repurchase up to 1,000,000 shares of our common stock under the November 20, 2006 authorization. On July 25, 2007, we announced that our Board of Directors had approved the repurchase of an additional 12 million shares of our common stock over a period beginning on July 30, 2007 through December 31, 2008.

Contractual Obligations

There has been no significant change to the contractual obligations we reported in our Annual Report on Form 10-K for fiscal year 2006.

Total debt as a percentage of total capital decreased to 5.8% at June 29, 2007 from 8.0% at September 29, 2006. The ratio of current assets to current liabilities decreased to 1.6 to 1.0 at June 29, 2007 from 1.8 to 1.0 at September 29, 2006.

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

In addition, we may be required to incur significant additional costs to comply with future changes in existing environmental laws and regulations or new laws and regulations. For example, several countries, including many in the European Union, or EU, are requiring medical equipment manufacturers to bear some or all of the cost of product disposal at the end of a product’s useful life, thus creating increased costs for our operations. The EU has also adopted a directive that may require the adoption of restrictions on the use of some hazardous substances in certain of our products sold in the EU. This directive could increase costs for our operations.

From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. The U.S. Environmental Protection Agency, or EPA, or third parties have named us as a potentially responsible party, or PRP, under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, or CERCLA, at eight sites where we, as Varian Associates, Inc., are alleged to have shipped such wastes for recycling or disposal. As a PRP we may have an obligation to reimburse the EPA or other third parties for cleanup costs at these sites. In addition, we are overseeing environmental cleanup projects and, as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with our sale of our Electron Devices business during 1995 and the sale of our thin film systems business during 1997). Under the terms of the agreement governing the distribution of the shares, or the spin-offs, of Varian, Inc., or VI, and Varian Semiconductor Equipment Associates, Inc., or VSEA, by us in 1999, VI and VSEA are each obligated to indemnify us for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by us).

As described below, we have accrued a total of $15.2 million as of June 29, 2007 to cover our liabilities for these cleanup projects.

•

Various uncertainties make it difficult to estimate the likelihood or cost of certain third-party claims, project management costs and legal costs at all of the sites and facilities. In addition, for the eight sites and one of the facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities. As of June 29, 2007, we nonetheless estimated that our future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs, third-party claims, project management costs and legal costs for these nine locations ranged in the aggregate from $3.5 million to $7.2 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year to 14 years as of June 29, 2007. We believe that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore we have accrued $3.5 million for these cleanup projects as of June 29, 2007. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

•

As to all other facilities, we have gained sufficient knowledge to better estimate the scope and costs of future cleanup activities based upon formal agreements with other parties defining our future liabilities or formal cleanup plans that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the facility. As of June 29, 2007, we estimated that the our future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs at these facilities, and reimbursements of third-party’s claims for these facilities, ranged in the aggregate from $9.2 million to $35.8 million. The time frames over which these cleanup project costs are estimated vary with each facility, ranging from 2 years to 30 years as of June 29, 2007. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $17.2 million at June 29, 2007. We accordingly accrued $11.7 million, which represents our best estimate of the future costs of $17.2 million discounted at 4%, net of inflation.

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

We receive certain cash payments in the form of settlements and judgments from defendants, our insurers and other third parties from time to time. We have also reached an agreement with an insurance company under which the insurance company has agreed to pay a portion of our past and future environmental-related expenditures, and we, therefore, had included a $2.8 million receivable at June 29, 2007, which was included in “Other assets.” We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has paid the claims that we have made in the past.

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

We are also involved, from time to time, in other legal proceedings, claims and government inspections or investigations, arising in the ordinary course of our business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue amounts that we believe are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving us, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, it is possible that a legal or other proceeding brought against us could have an impact of this nature.

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. As of June 29, 2007, we have not incurred any significant costs since the spin-offs to defend lawsuits or settle claims related to these indemnification arrangements.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 will be effective for us in the first quarter of fiscal year 2008. We are evaluating the impact of the adoption of FIN 48 on our consolidated financial position, results of operations and cash flows.

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

We have significant transactions denominated in foreign currencies and address certain financial exposures through a program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and typically hedge many of the firmly committed foreign currency denominated sales orders. These firmly committed foreign currency sales orders, excluding the amounts relating to the products made outside of the United States, are hedged with forward exchange contracts. We enter into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts range from one to twelve months in maturity. As of June 29, 2007, we did not have any forward exchange contracts with an original maturity greater than twelve months. As international deliveries may extend beyond twelve months, we may hedge beyond twelve months in the future.

We also hedge the balance sheet exposures from our various foreign subsidiaries and business units. We enter into monthly foreign currency forward exchange contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

The notional value of sold forward exchange contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding as of June 29, 2007 totaled $446.4 million. The notional value of purchased forward exchange contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding as of June 29, 2007 totaled $30.6 million. The notional amounts of forward exchange contracts are not a measure of our exposure. The fair value of forward exchange contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio. Currently, our investment portfolio consists of cash and cash equivalents. In the unlikely event that interest rates were to decrease substantially, we might reinvest a substantial portion of our investment portfolio at lower interest rates. We have established a $100 million unsecured revolving credit facility to support general corporate purposes, including working capital requirements, capital expenditures, acquisitions and stock repurchases. To date, we have not used derivative financial instruments to hedge the interest rate in our investment portfolio or long-term debt, but may consider the use of derivative instruments in the future.

The principal amount of cash, cash equivalents at June 29, 2007 totaled $193 million with a weighted average interest rate of 3.54% and an estimated average tax equivalent yield of 3.54%. We did not have any marketable securities at June 29, 2007. Our debt of $49.4 million at June 29, 2007 carried a weighted average fixed interest rate of 6.88% with principal payments due in various installments over a seven-year period.

The estimated fair value of our cash and cash equivalents (98% of which was held abroad at June 29, 2007 and could be subject to additional taxation if it were repatriated to the United States) approximated the principal amounts reflected above based on the maturities of these financial instruments.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 4.	Controls and Procedures

(a)	Disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings and claims that are discussed in Note 9 of the Notes to the Condensed Consolidated Financial Statements under the caption “Contingencies” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the same caption, and such discussion is incorporated by reference into this item.

Item 1A.	Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following actually occurs, our business, operating results, and financial condition could be materially adversely affected.

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

IGRT is the most advanced radiation therapy technology that complements IMRT to further enhance radiation therapy treatments, and we continue to invest in product development relating to IGRT treatment capabilities. We are seeing customers accept IGRT as the next significant enhancement in curative radiation therapy, and demand for our products for IGRT has been one of the main contributors to net orders and revenue growth in our Oncology Systems business segment. Our future success will depend upon the wide-spread awareness, acceptance and adoption by the radiation oncology market of IGRT and our IGRT products as an evolutionary technology and methodology for radiotherapy treatment of cancers. We believe hospitals and clinics are converting to this new clinical process as early IGRT sites demonstrate the efficiency and effectiveness of IGRT. Our efforts to increase awareness and adoption of our IGRT products may not be successful. If our assumptions regarding the future importance of IGRT are incorrect, if IGRT fails to be effective as a treatment methodology, or if IGRT fails to become widely accepted, our orders and revenues could fail to increase or could decrease.

In January 2007, we completed the acquisition of ACCEL Instruments GmbH, or ACCEL, a privately-held supplier of scientific research instruments and proton therapy systems for cancer treatment. The acquisition will enable us to develop and offer products for delivering image-guided, intensity-modulated proton therapy for certain cancer patients. While we intend to continue to invest in product development relating to proton therapy treatment capabilities, acceptance of this technology may be slower than with our other cancer treatment technologies due to the relatively large scale, higher costs and complex project financing associated with implementing a proton therapy system. Our future success will depend upon the wide-spread awareness, acceptance and adoption by the oncology market of proton and particle therapy systems for treatment of certain cancers. Our efforts to increase awareness and adoption of our proton therapy systems may not be successful. If proton and particle therapy fail to be effective as treatment methodologies, or if proton and particle therapy fail to become widely accepted, our orders and revenues may not materialize.

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

Our success depends upon the successful development, introduction and commercialization of new generations of products, treatment systems and enhancements to and/or simplification of existing products. Our Oncology Systems products are technologically complex and must keep pace with, among other things, new product introductions of our competitors. Our X-ray Products business segment must also continually innovate to develop products with lower cost, better product quality and superior technology and performance. Accordingly, many of our products require significant planning, design, development and testing at the technological, product and manufacturing process levels. In addition, we are making significant investments in long-term growth initiatives, such as development of our SIP business through the acquisition of BIR and entry into the proton therapy business through the acquisition of ACCEL, and expect that further efforts will be necessary to develop and commercialize some of the products and technology acquired. These activities require significant capital commitments, involvement of our senior management and other investments on our part, which we may be unable to recover. Our timeline for the development of new products or enhancements may not be achieved and price and profitability targets may not prove feasible. Commercialization of new products may prove challenging, and we may be required to invest more time and money than expected to successfully introduce these products. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of new products or enhancements. In addition, a few of our research and development projects are funded by government contracts. Changes in government priorities and our ability to attract similar funding may affect our overall research effort and ultimately, our ability to develop successful new products and product enhancements.

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

Additionally, our ability to gain healthcare market acceptance and demand for our new Oncology Systems products and treatment procedures may be also affected by the budgeting cycles of hospitals and clinics for capital equipment purchases, which are frequently fixed one or more years in advance. In addition, even if customers accept new products or product enhancements, the revenues from these products may not be sufficient to offset the significant costs associated with making them available to customers, and we may also have longer sales and ordering timeframes due to customer budgeting cycles.

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

In addition, the installation times associated with new products generally are longer than with well-established products. Because recognition of a portion of the revenue associated with new products is generally tied to installation and acceptance of the product, our recognition of revenue associated with new products may be deferred longer than expected. While we are working to decrease the installation times associated with new products, we cannot assure you that these plans will be successful or have a meaningful impact on reducing the associated revenue recognition deferrals. Furthermore, even if our plans to decrease installation times are successful, potential customers may not decide to upgrade their equipment, or customers may delay delivery of some of our more sophisticated products because of the longer preparation and renovation of treatment rooms required. As a result, our revenues may be adversely impacted over a longer period of time, and our financial results could be adversely affected.

ROUGHLY HALF OF OUR REVENUES ARE INTERNATIONAL, AND ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS COULD ADVERSELY AFFECT OUR SALES OR MAKE THEM LESS PREDICTABLE

We conduct business globally. Our international revenues accounted for approximately 51% and 50% of revenues during the third quarter of fiscal years 2007 and 2006, respectively. As a result, we must provide significant service and support on a worldwide basis, and we have sales and service offices located throughout Europe, Asia, Latin America and Australia. In addition, we have manufacturing and research operations in England, Germany, Switzerland, France and Finland, and are building a manufacturing facility in China. We have invested and will continue to invest substantial financial and management resources to develop an international infrastructure to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will be able to compete successfully in the international markets, generate new business, or meet the service and support needs of our customers there. Accordingly, our future results could be harmed by a variety of factors, including:

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

In addition, we generally retain cash received through international operations in our local subsidiaries. As of June 29, 2007, 98% of our cash and cash equivalents was held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation, and we would not receive the full benefit of such repatriation. This could cause our business, and results of operations, to suffer.

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

Unless an exception applies, the FDA requires that medical devices receive 510(k) pre-market clearance or pre-market approval before we, as a manufacturer of medical devices, can take orders for or sell those products in the United States. In addition, modifications or enhancements to these products that could significantly affect safety or effectiveness, or that constitute a major change in intended use, require further FDA clearance or approval. Obtaining FDA clearances or approvals is time-consuming, expensive and uncertain. We may fail to obtain the necessary clearances or approvals or may be unduly delayed in doing so. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products. If we were unable to obtain required FDA approval or clearance for a product or unduly delayed in doing so, or were limited in the uses of that product, our business would suffer. In the past, our products have either been subject to 510(k) clearance or exempt from 510(k) clearance. The 510(k) clearance process is generally less time-consuming, expensive and uncertain than the pre-market approval, or PMA, process. If we were required to use the PMA approval process for future products or product modifications, it could delay or prevent release of the proposed products or modifications, and could cause our business to suffer.

Our manufacturing operations are required to comply with the FDA’s QSR, which addresses the design, controls, methods, facilities and quality assurance used in manufacturing, assembly, packing, storing and installing medical devices. The FDA makes announced and unannounced inspections to determine compliance with QSR and in connection with these inspections has issued, and in the future may issue, reports or written notices listing instances where we have failed to comply with applicable regulations and/or procedures or may issue Warning Letters citing failure to comply with applicable regulations or procedures. If a Warning Letter were issued, we would be required to take prompt corrective action to come into compliance. Failure to respond timely to a Warning Letter or notice of noncompliance and to come into compliance could result in the FDA bringing enforcement action against us, which could include the shutdown of our production facilities and criminal and civil fines. Additionally, if a Warning Letter were issued, customers could delay purchasing decisions or cancel orders, and we could face increased pressure from our competitors, who could use the Warning Letter against us in competitive sales situations, either of which could adversely affect our business and stock price.

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

WE FACE SIGNIFICANT COSTS IN ORDER TO COMPLY WITH FOREIGN LAWS AND REGULATIONS APPLICABLE TO THE MANUFACTURE AND DISTRIBUTION OF OUR PRODUCTS.

Our operations and sales of our products outside the United States are subject to regulatory requirements that vary from country to country, and may differ significantly from those in the United States. In general, our products are regulated outside the United States as medical devices by foreign governmental agencies similar to the FDA. We are also subject to laws and regulations outside the United States applicable to manufacturers of radiation-producing devices and products utilizing radioactive materials, and laws and regulations of general applicability relating to matters such as environmental protection, safe working conditions, manufacturing practices and other matters, in each case that are often comparable, if not more stringent, than regulation in the United States. Our sales of products in foreign countries are also subject to regulation of matters such as product standards, packaging requirements, labeling requirements, environmental and product recycling requirements, import restrictions, tariff regulations, duties and tax requirements. In some countries, we rely on our foreign distributors to assist us in complying with foreign regulatory requirements. We may be required to incur significant time and expense in obtaining and maintaining regulatory approvals. Delays in receipt of or failure to receive regulatory approvals, the loss of previously obtained approvals or failure to comply with existing or future regulatory requirements could restrict or prevent us from doing business in the applicable country or subject us to a variety of enforcement actions, which would adversely affect our business.

PRODUCT DEFECTS MAY RESULT IN MATERIAL PRODUCT LIABILITY OR PROFESSIONAL ERRORS AND OMISSIONS CLAIMS, INVESTIGATION BY REGULATORY AUTHORITIES OR PRODUCT RECALLS THAT COULD HARM FUTURE REVENUES AND REQUIRE US TO PAY MATERIAL UNINSURED CLAIMS

Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices and other devices that deliver radiation. Because our products are involved in the intentional delivery of radiation to the human body, other situations where people may come in contact with radiation (for example, when our SIP products are being used to scan cargo), the collection and storage of patient treatment data for medical analysis and treatment delivery, the planning of radiation treatment and diagnostic imaging of the human body, and the diagnosing of medical problems, the possibility for significant injury and/or death exists. Our medical products are used as part of an overall process that takes place within our customers’ facilities and network systems, and under quality assurance, or QA, procedures established by the facility that ultimately result in the delivery of radiation to patients. As a result, we may face substantial liability to patients, our customers or others for damages resulting from the faulty or allegedly faulty design, manufacture, installation, servicing, support or the misuse of our products. We may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in our products, or the installation, servicing and support of our products. Additionally, errors or accidents in treatment may arise from the fact that our products operate in complex environments with products from other vendors, where interoperability or data sharing protocol may not be optimized. With any accident, we could be subject to legal costs, adverse publicity and damage to our reputation, whether or not our products or services were a factor. Furthermore, adverse publicity regarding accidents or mistreatments involving radiation therapy could adversely impact our business by negatively affecting the reputation of radiation therapy in general, causing patients to question the efficacy of radiation therapy as a viable treatment for cancer and seek other modalities of treatment.

In addition, if a product we designed or manufactured were defective (whether due to design, labeling or manufacturing defects, improper use of the product or other reasons), we may be required to recall the product and notify regulatory authorities. Product recalls may also result in unexpected loss accruals under generally accepted accounting principles in the United States of America, or GAAP, that may cause our quarterly results to fluctuate. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in our incurring substantial costs and management time, losing revenues and damaging our reputation, each of which would harm our business.

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

In our SIP business, including newly acquired BIR, we compete with other OEM suppliers, primarily outside of the United States, and our major competitor in this market is Nuctech Company Limited. The market for our SIP products used for nondestructive testing in industrial application is very small and highly fractured. There is no single major competitor in this market.

The market for proton and particle therapy products is characterized by rapidly evolving technology, high competition and pricing pressure. Our ability to compete successfully depends, in part, on our ability to develop and provide technologically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes. The presence of competitors may delay customer purchasing decisions as customers evaluate the products of these competitors along with ours. In the proton and particle therapy market, we compete principally with Ion Beam Applications S.A., Hitachi Medical Corporation, Siemens Medical Solutions and Still River, Inc. In the scientific instruments market, we compete with other companies as well as the internal engineering and fabrication capabilities in national and international research laboratories. Our competitors in this market include Thales Group, Mitsubishi Electric Corporation, Advanced Energy Systems, Inc. and Ettore Zanon SpA for our radio frequency cavities and linear accelerators; ASG Superconductors SpA, Babcock Noell GmbH, Danfysik AS and Cryogenics Ltd. for our magnet systems, and Oxford Danfysik Beamlines Limited, Kohzu Precision Co., Ltd. and Instrument Design Technology Ltd. for our X-ray beamlines.

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

We obtain some of the components and subassemblies included in our products from a limited group of suppliers, or in some cases a single-source supplier. Examples include the source wires for high-dose afterloaders; klystrons for linear accelerators; imaging panels; non-coated array sensors; coating for array sensors for the flat panel detectors; specialized integrated circuits for imaging subassemblies; and some targets, housings and glass bulbs for X-ray tubes. If we lose any of these suppliers or if their operations were substantially interrupted, we would be required to obtain and qualify one or more replacement suppliers, which may then also require us to redesign or modify our products to incorporate new parts and/or further require us to obtain clearance, qualification or certification of such product by the FDA or other applicable regulatory approvals in other countries. Events like these could significantly increase costs for the affected product and likely cause material delays in delivery of that and other related products. Although we have obtained limited insurance to protect against business interruption loss, we cannot assure you that this insurance coverage will be adequate or that it will continue to remain available on acceptable terms, if at all. Additionally, some of these suppliers, including our single-source suppliers, supply components for certain of our growing product lines that are growing rapidly. Manufacturing capacity limitations of any of these suppliers or other inability of these suppliers to meet increasing demand could adversely affect us, resulting in curtailed growth opportunities for any of our product lines. Shortage of and greater demand for components and subassemblies could also increase manufacturing costs by increasing prices. Disruptions or loss of any of our limited- or sole-source components or subassemblies or the capacity limitations of the suppliers for these components or subassemblies, including the ones referenced above, could adversely affect our business and financial results and could damage our customer relationships.

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

Our SIP business, including newly acquired BIR, designs, manufactures, sells and services Linatron X-ray accelerators and imaging hardware and software products for security and inspection, as well as non-destructive testing and research purposes. We generally sell our accelerators and imaging products to OEMs who incorporate them into their inspection products, which are then sold to customs agencies and other government agencies, as well as to commercial private parties. We believe growth in this business will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes. However, use of linear accelerator and imaging technology in security cargo screening and border protection is in its early stages. Orders for our SIP products have been and may continue to be unpredictable and the actual timing of sales and revenue recognition will vary significantly, as it is difficult to predict our OEM customer delivery and acceptance schedules.

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

IF WE ARE UNABLE TO PROVIDE THE SIGNIFICANT EDUCATION AND TRAINING REQUIRED FOR THE HEALTHCARE MARKET TO ACCEPT OUR PRODUCTS, OUR BUSINESS WILL SUFFER

In order to achieve market acceptance for our Oncology Systems and proton therapy products, we are often required to educate physicians about the use of a new treatment procedure such as IMRT, IGRT, stereotactic radiosurgery and proton therapy, overcome physician objections to some of the effects of the product or its related treatment regimen, convince healthcare payors that the benefits of the product and its related treatment process outweigh its costs and help train qualified physicists in the skilled use of our products. For example, the complexity and dynamic nature of IMRT and IGRT requires significant education of hospital personnel and physicians regarding the benefits of IMRT and IGRT and the required departures from their customary practices. Further, the complexity and high cost of proton therapy requires similar significant education, as well as education regarding construction and facility requirements. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of IMRT, IGRT, stereotactic radiosurgery and proton therapy generally and to encourage acceptance and adoption of our products for IMRT, IGRT, stereotactic radiosurgery and proton therapy. The timing of our competitors’ introduction of products and the market acceptance of their products may also make this educational process more difficult. We cannot be sure that any products we develop will gain any significant market acceptance and market share among physicians, patients and healthcare payors, even if the required regulatory approvals are obtained.

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

Our success will depend, in part, on our ability to expand our product offerings and grow our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, as a strategy to achieve quicker time to market for new products or technology, or to enter new markets, we may determine to grow our business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, in the first nine months of fiscal year 2007, we acquired ACCEL, a privately-held German supplier of scientific research instruments and proton therapy systems for cancer treatment, and BIR, a privately-held supplier of X-ray imaging products for security and inspection. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, the completion of an acquisition could divert our management and key personnel from our business operations, which could harm our business and affect our financial results. Furthermore, even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products or technologies or employees into our operations, or may not be able to realize some of the synergies expected from an acquisition. The process of integration could be expensive, time-consuming and may strain our resources. For example, we may encounter challenges in the commercialization of new products and may have to invest more resources than originally anticipated in order to do so, as we are experiencing with ACCEL’s capabilities in proton therapy. Expenditure of additional resources could cause our results of operations to suffer. In many instances, integrating a new business will also involve implementing or improving internal controls appropriate for a public company at businesses that lack them. In addition, we may be unable to retain the employees of acquired companies, or the acquired company’s customers, suppliers, distributors or other partners for a variety of reasons, including the fact that these entities may be our competitors or may have close relationships with our competitors. Consequently, we may not achieve anticipated growth or other benefits from an acquisition, which could harm our existing business. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges such as in-process research and development, any of which could harm our business and affect our financial results.

We account for our acquisitions under the purchase method of accounting. Under this method, we allocate the total purchase price to the acquired businesses’ tangible assets and liabilities, amortizable intangible assets and in-process research and development costs based on their fair values as of the date of the acquisition, and record the excess of the purchase price over those fair values as goodwill. If we fail to achieve the anticipated growth from an acquisition, we may be required to write down the value of our intangible assets and goodwill, which may harm of our financial results.

THE ACQUISITION OR DEVELOPMENT OF NEW LINES OF BUSINESS MAY SUBJECT US TO ADDITIONAL RISKS

From time to time, we may acquire or develop new lines of business, such as proton therapy. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. New risks include developing knowledge of and experience in new businesses, recruiting professionals to manage the new business lines, increasing research and development expenditures, and developing and capitalizing on new marketing relationships with experienced market participants. Each new business may require the investment of additional capital and the significant involvement of our senior management to acquire or develop, then integrate, the new line of business into our operations. Initial timetables for the introduction and development of new lines of business may not be achieved and price and profitability targets may not prove feasible, as new products can carry lower gross margins. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business. Failure to successfully manage these risks in the development and implementation of new lines of business could materially and adversely affect our business, results of operations and financial condition.

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

In addition, sales of some of our products indirectly depend on whether adequate reimbursement is available to our customers for the treatment provided by those products from third-party healthcare payors, such as government healthcare insurance programs, including the Medicare and Medicaid programs, private insurance plans, health maintenance organizations and preferred provider organizations. Once Medicare has made a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually. Private third-party payors often adopt Medicare reimbursement policies and payment amounts. As a result, decisions by the Centers for Medicare and Medicaid Services, or CMS, to reimburse for a treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a treatment would likely extend to third-party payor reimbursement policies and amounts for that treatment. While we believe reimbursement policies and amounts are not a major factor in our customer purchasing decisions for radiotherapy products, a dramatic change in the availability and amount of reimbursement for treatments using our products could influence our customers’ decisions. Any sharp cuts in overall reimbursement rates for radiotherapy, radiosurgery, proton therapy or brachytherapy could increase uncertainty and reduce demand for our products and have a material adverse effect on our revenues and stock price.

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

THE FINANCIAL RESULTS OF OUR PARTICLE THERAPY AND SCIENTIFIC INSTRUMENTS BUSINESS MAY FLUCTUATE AND BE UNPREDICTABLE

The particle therapy and scientific instruments projects of our ACCEL business are highly customized and vary in size and complexity. Planning for these projects will take more time and use more resources than those in our traditional radiotherapy business. In the proton therapy market, due to its relatively large scale, the construction of a proton therapy facility requires significant capital investment and may involve complex project financing. If we are required to establish special purpose entities to finance and manage a proton therapy project, we may be required to consolidate these special purpose entities in our financial statements, or guarantee performance and assume liabilities that are in excess of the project value, which could negatively impact our financial results. In the scientific instruments market, projects are generally publicly funded, and decisions on new projects or project upgrades are subject to public and political factors. Therefore, sales and customer decision cycles may take several years. As a result, the timing of proton therapy and scientific instruments projects may vary significantly from period to period, and our operating results and stock price may be adversely affected.

In addition, many of the components used in proton therapy equipment require a long lead time, which may translate into an increase in our levels of inventory. This may cause fluctuations in the operating results of our particle therapy and scientific instruments business that may make it difficult to predict our operating results and to compare our financial results from period to period. This could have an adverse effect on our stock price.

Moreover, entrance into the particle therapy and scientific instruments business may subject us to increased risk and potential liability. For example, because particle therapy projects are large in scale and require detailed project planning, failure to deliver on our commitments could result in greater than expected liabilities. Additionally, in conjunction with our proton therapy business, we will also likely need to indemnify business partners and customers for losses suffered or incurred if we are unable to deliver our products in accordance with the terms of customer contracts. These indemnification arrangements would be limited to a percentage of the value of the project; however, due to the high dollar value of proton therapy projects, the liability that we would assume may nevertheless be substantial. In addition, we have encountered and may encounter additional challenges in the commercialization of the particle therapy products, which may increase our research and development costs and delay the introduction of our products. This and other unanticipated events could adversely affect our business and make our results of operations unpredictable.

CHANGES IN INTERPRETATION OR APPLICATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES MAY ADVERSELY AFFECT OUR OPERATING RESULTS

We prepare our financial statements to conform with GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the Securities and Exchange Commission and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. In addition, as our operations evolve over time, we may introduce new products or new technologies that require us to apply different accounting principles, including those regarding revenue recognition, than we had applied in past periods. For example, if our products develop to contain more software components, we may be required to recognize revenue for the software components separately from the hardware components and in accordance with software revenue recognition rules, which could delay recognition of some revenue. Additionally, while for many of our Oncology Systems products we recognize revenue in accordance with Staff Accounting Bulletin No. 104 Revenue Recognition and SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Agreements, for certain contracts for products and services in the proton therapy and scientific instruments businesses and certain products and services in the SIP business, we recognize revenues using the percentage-of-completion method in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Product Type Contracts, which will affect the timing of revenue recognition. Under the percentage-of-completion method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. If a loss is expected on a contract, the estimated loss would be charged to cost of sales in the period the loss is identified. Because the percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning dollar amounts to relevant accounting periods, and because the estimates must be periodically reviewed and appropriately adjusted, if our estimates are not accurate or circumstances change over time, we would be required to adjust revenues or even record a contract loss, and our financial results could suffer. While we currently apply the percentage-of-completion method of accounting to certain contracts for products and services in the proton therapy and scientific instruments businesses and certain products and services in the SIP business, we could be required to apply them to other businesses in the future. The application of different types of accounting principles and related potential adjustments may make it more difficult to compare our financial results from quarter to quarter, and the trading price of our common stock could suffer or become more volatile as a result.

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

The application of SFAS 123(R) requires the use of an option-pricing model, such as the Black-Scholes option-pricing model, to determine the fair value of share-based payment awards. Option-pricing models were developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Our stock options and the option component of the Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and changes in the assumptions (such as expected term, stock price volatility and other variables) can materially affect the fair value estimates. Therefore, although we determine the fair value of stock options and the option component of the Employee Stock Purchase Plan shares in accordance with SFAS 123(R) and Staff Accounting Bulletin 107, the existing valuation models may not provide an accurate measure of this fair value, and we cannot assure you that the resulting expense that we are required to recognize accurately measures that value. Moreover, if factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what was previously recorded. This could make it difficult to compare our financial results from period to period.

As a result of the adoption of SFAS 123(R), our earnings in fiscal year 2006 and the first nine months of fiscal year 2007 were lower than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that expensing share-based payments will have on the trading price of our common stock.

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

In light of the relatively low interest rates on our invested cash and in order to better utilize our cash position in a manner to better assist sales of our products, we offer longer or extended payment terms for qualified customers in some circumstances. During the third quarter of fiscal year 2007, customer contracts with longer or extended payment terms amounted to approximately 3% of total Oncology Systems revenues. While we qualify customers to whom we offer longer or extended payment terms, we cannot assure you that the financial positions of these customers will not change adversely over the longer time period given for payment. In such an event, we may experience an increase in payment defaults in our accounts receivable, which will affect our net earnings. Also, longer or extended payment terms has and may in the future result in an increase in our days sales outstanding.

OUR OPERATIONS ARE VULNERABLE TO INTERRUPTION OR LOSS DUE TO NATURAL DISASTERS, POWER LOSS, STRIKES AND OTHER EVENTS BEYOND OUR CONTROL, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS

We conduct a significant portion of our activities including manufacturing, administration and data processing at facilities located in the State of California and other seismically active areas that have experienced major earthquakes in the past, as well as other natural disasters. We carry limited earthquake insurance. This coverage may not be adequate or continue to be available at commercially reasonable rates and terms. A major earthquake or other disaster affecting our facilities, or those of our suppliers, could significantly disrupt our operations, and delay or prevent product manufacture and shipment during the time required to repair, rebuild or replace our or our suppliers’ manufacturing facilities; these delays could be lengthy and result in large expenses. If any of our customers’ facilities are adversely affected by a natural disaster, shipments of our products could be delayed even further. In addition, our facilities, particularly those located in the western states of the United States, may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. In addition, our products are typically shipped from a limited number of ports, and any natural disaster, strike or other event blocking shipment from these ports could delay or prevent shipments and harm our business.

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

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to the shares of common stock repurchased by us during the third quarter of fiscal year 2007.

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 31, 2007 - April 27, 2007	558,506	(2)	$46.50	(2)	558,400	2,341,600
April 28, 2007 - May 25, 2007	981,884	(3)	$41.92	(3)	981,500	1,360,100
May 26, 2007 - June 29, 2007	360,100		$40.70		360,100	1,000,000

Total	1,900,490		$43.03		1,900,000

(1)	On November 20, 2006, we announced that our Board of Directors had authorized the repurchase of up to 4,500,000 shares of our common stock over the period through September 28, 2007. As of June 29, 2007, 1,000,000 shares of our common stock remained available for repurchase under this authorization, which will expire on September 28, 2007 on any remaining shares of common stock not repurchased. On July 25, 2007, we announced that our Board of Directors had approved the repurchase of an additional 12 million shares of our common stock over a period beginning on July 30, 2007 through December 31, 2008. We expect repurchases will be made in accordance with Rule 10b-18 and include a plan designed to satisfy the Rule 10b5-1 safe harbor. Shares will be retired upon repurchase.
(2)	Includes 106 shares of VMS common stock that were tendered to VMS for employees’ taxes withheld for vested restricted common stock.
(3)	Includes 384 shares of VMS common stock that were tendered to VMS for employees’ taxes withheld for vested restricted common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description
10.1†	Form of Registrant’s Restricted Stock Agreement under the Varian Medical Systems, Inc. Second Amended and Restated 2005 Omnibus Stock Plan.

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: August 6, 2007	By:	/S/ ELISHA W. FINNEY
Elisha W. Finney
Senior Vice President, Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1†	Form of Registrant’s Restricted Stock Agreement under the Varian Medical Systems, Inc. Second Amended and Restated 2005 Omnibus Stock Plan.

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory arrangement.