Form 10-K
period 2007-09-28
VARIAN MEDICAL SYSTEMS INC
filed 2007-11-26
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2007

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

As of March 30, 2007, the last business day of Registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of Registrant’s common stock held by non-affiliates of Registrant (based upon the closing sale price of such shares on the New York Stock Exchange on March 30, 2007) was approximately $6,071,833,381. Shares of Registrant’s common stock held by the Registrant’s executive officers and directors and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At November 19, 2007, the number of shares of the Registrant’s common stock outstanding was 125,117,672.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders—Part III of this Form 10-K

VARIAN MEDICAL SYSTEMS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed under “Risk Factors,” and from time to time in our other filings with the Securities and Exchange Commission, or SEC. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as intensity modulated radiation therapy, image guided radiation therapy, stereotactic radiosurgery, brachytherapy, software, treatment techniques, proton therapy and advanced X-ray products; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential, “are emerging” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

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

Overview

We are the world leader in the design, manufacture, sale and service of advanced equipment and software products for treating cancer with focused energy beams, or radiation. We also design, manufacture, sell and service high quality, cost-effective X-ray tubes for original equipment manufacturers, or OEMs; replacement X-ray tubes; flat panel digital image detectors for filmless X-rays (commonly referred to as flat panel detectors or digital image detectors) for medical, dental, veterinary, scientific and industrial applications; linear accelerators, image detectors, image processing software and image detection systems for security and inspection purposes; proton therapy systems for cancer treatment; and scientific instruments used in fundamental and applied physics research.

Oncology Systems, which is our largest business segment, designs, manufactures, sells and services hardware and software products for treating cancer with radiation, including linear accelerators, treatment simulation and verification products, information management and treatment planning software, advanced brachytherapy products and software and other sophisticated accessory products and services. Our products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy treatments and offer the advanced treatment processes of intensity modulated radiation therapy, or IMRT, image guided radiation therapy, or IGRT, and stereotactic radiotherapy, as well as to treat patients using brachytherapy techniques, which involve radiation treatment of tumors with implanted radioactive sources. Our products are also used by neurosurgeons to perform stereotactic radiosurgery. Our customers include comprehensive cancer treatment clinics, university research and community hospitals, private and governmental institutions, healthcare agencies, doctors’ offices and cancer care clinics worldwide.

X-ray Products, which is our other business segment, designs, manufactures and sells X-ray imaging components and subsystems, namely: (i) X-ray tubes for use in a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, mammography, special procedures and industrial applications; and (ii) flat panel detectors for digital X-ray image capture, which is an alternative to image intensifier tubes for fluoroscopy and X-ray film for radiography. Our X-ray tubes and flat panel detectors are sold to large imaging system OEMs that incorporate these X-ray imaging components and subsystems into their medical diagnostic imaging systems and industrial imaging systems. Our X-ray tubes are also sold directly to end-users for replacement purposes. Our flat panel detectors are also being incorporated into next generation imaging equipment, including equipment for IGRT and for dental CT scanning and veterinary X-ray imaging.

We have three other businesses that we report together under the “Other” category. Our Security and Inspection Products, or SIP, business designs, manufactures, sells and services Linatron® X-ray accelerators for security and inspection purposes, such as cargo screening, border protection and nondestructive examination for a variety of applications. We generally sell our Linatron X-ray accelerators to OEMs who incorporate our accelerators into their inspection systems, which are then sold to customs agencies and other government and military agencies, as well as to commercial private parties in the casting, power, aerospace, chemical, petro-chemical and automotive industries. With the acquisition of Bio-Imaging Research, Inc., or BIR, in May 2007, we have added detectors, imaging processing software and image detection systems to our SIP product portfolio.

In January 2007, we completed the acquisition of ACCEL Instruments GmbH, or ACCEL, a privately-held supplier of proton therapy systems for cancer treatment and scientific research instruments, which we also report under the “Other” category. The Proton Therapy business line develops, designs, manufactures and integrates products and systems for delivering proton therapy, a form of radiation therapy using proton beams, for certain types of cancers, while the Research Instruments business line develops, manufactures and services highly customized scientific instrument components and systems for fundamental and applied physics research.

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

Radiation Therapy and the Cancer-Care Market

Radiation therapy, which is also referred to as radiotherapy, is the use of certain types of focused energy, or radiation, to kill cancer cells and shrink tumors, with the goal of damaging as many cancer cells as possible, while limiting harm to nearby healthy tissue. Radiation therapy is commonly used either alone or in combination with surgery or chemotherapy. An important advantage of radiation therapy is that the radiation acts with some selectivity on cancer cells. When a cell absorbs radiation, the radiation affects the cell’s genetic structure and inhibits its replication, leading to its gradual death. Cancerous cells must replicate in order to cause disease; therefore the radiation they absorb can disproportionately damage them. Currently, the most common type of radiotherapy uses X-rays delivered by external beams, also sometimes referred to as external beam radiotherapy, and is administered using linear accelerators. Linear accelerators are conventionally used for multiple, or fractionated, treatments of a tumor in up to 50 radiation sessions.

IMRT is an advanced form of radiation therapy in which the intensity and angle of the radiation beams from a linear accelerator are varied, or modulated, across the target area of the patient being treated. This conforms the radiation beams more closely to the shape and contours of the tumor and allows doctors to deliver higher doses of radiation to tumors, while limiting the amount of radiation directed at nearby healthy tissue. In this way, clinicians can design and deliver an individualized treatment plan for each patient, targeting the patient’s tumor as closely as possible. IMRT can be used to treat head and neck, breast, prostate, pancreatic, lung, liver, gynecological and central nervous system cancers. IMRT has become a well-accepted standard of treatment for cancer and more clinics every year, from university hospitals to local community clinics, continue to adopt IMRT for their treatments. We are a leading provider of products to enable IMRT treatment of cancer.

IGRT is an advanced radiation therapy technology complementing IMRT to further enhance radiation therapy treatments. While IMRT helps doctors shape and conform the radiation beam to that of the tumor, IGRT goes to the next step of allowing doctors to accommodate for tumor movement and avoid more healthy tissue that otherwise would be irradiated when a tumor moves or shrinks. This enables the delivery of higher doses of radiation to tumors in a more effective manner, while sparing more of the surrounding healthy tissue. IGRT technologies compensate for daily changes and movements in tumors and enable dynamic, real-time visualization and precise treatment of small, moving and changing tumors with greater intensity and accuracy. With this greater precision offered by IGRT, clinics and hospitals are potentially able to improve outcomes by concentrating even higher doses of radiation at the tumors.

Stereotactic radiosurgery (also referred to as image-guided radiosurgery) is an advanced radiation treatment procedure that employs linear accelerators and IGRT technology to eradicate cancerous, non-cancerous and functional lesions anywhere in the body, by delivering a few very precisely placed, high dose beams of radiation. Customers are recognizing IGRT and stereotactic radiosurgery as significant enhancements in curative radiation therapy.

We believe treatments using IGRT technology are becoming accepted as a standard of care for radiation therapy and radiosurgery, with North America ahead of international regions in the timing of IGRT adoption. Our Oncology Systems net orders growth in the North American and international regions reflects increased demand for our products that enable IGRT. Nearly all of our high energy accelerators ordered in North America and over 70% of high energy accelerators ordered worldwide during fiscal year 2007 were ordered with our On-Board Imager product, or OBI, which enables IGRT. As of September 28, 2007, we had more than 630 installations of OBI on our high-energy and Trilogy™ accelerators, either completed or in progress.

We continue to believe that demand for our products that enable IGRT will remain strong as North America has adopted IGRT technology as a standard of care for radiation therapy and radiosurgery and the international regions have shown increased demand for IGRT products. Also, since late fiscal year 2006, our international regions have experienced a slowdown in demand for radiotherapy capital equipment for IMRT, after several years of strong international growth driven by the rapid adoption of IMRT technology. We believe regional fluctuations in demand are consistent with a historical pattern where the international regions and North America region have different cycles of demand and technology adoption. We are, however, seeing a faster adoption rate among the technology early adopters for IGRT as compared to IMRT, which may lead to more compressed growth phase cycles. Also, we are seeing greater variability in the length of the customer purchasing cycle, which we believe results from a more complex decision making process associated with large dollar value of transactions for more sophisticated IGRT and surgical equipment. This also may result in greater fluctuation in our Oncology Systems net orders and revenue results.

As an alternative to the external beam radiation therapy methods described above, brachytherapy treatments involve the insertion of radioactive seeds, wires or ribbons directly into a tumor or into a body cavity close to the cancerous area. These modalities, unlike external beam radiation therapy, do not require the radiation to pass through surrounding healthy tissue in order to reach the tumor and the doctor can give a higher total dose of radiation in a shorter time. Brachytherapy is often used for cancers of the head and neck, breast, uterus, thyroid, cervix and prostate.

Radiation therapy has most typically employed ionizing radiation beams comprised of X-rays, or photons, which are the types of beam generated by linear accelerators. Proton therapy uses beams of protons. The advantage of proton therapy is that a proton beam’s signature energy distribution curve, also known as the “Bragg peak,” allows greater accuracy in targeting tumor cells with less dose to nearby healthy tissue. This makes proton therapy a preferred option for treating certain kinds of cancers, particularly tumors near the optic nerve and cancers in pediatric cases. Proton therapy, at present, is still largely in the clinical research phases, with technology undergoing rapid development, and it is not yet a widely accepted treatment modality. We are entering the proton therapy market because we believe we can leverage our sophisticated technology in traditional radiation therapy into proton therapy, improving clinical utility for existing clinical applications and expanding the use of proton therapy into a broader array of cancer types. Even though we currently manage this business under our “Other” category as one of our emerging business lines at this early stage, we believe that proton therapy will evolve in the market to be considered one of several forms of accepted radiation therapy treatment modalities.

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

The rise in cancer cases, together with the increase in sophistication of new treatment processes, have created demand for more automated products that can be integrated into clinically practical systems to make treatments more rapid and cost effective. Technology advances leading to improvements in patient care, the availability of more advanced, automated and efficient clinical tools in radiation therapy and the advent of more precise forms of radiotherapy treatment, such as IMRT, IGRT, stereotactic radiotherapy, stereotactic radiosurgery, brachytherapy and, ultimately, proton therapy, should drive the demand for our radiation therapy products and services, in particular those of our Oncology Systems segment, as patients seek more effective treatments. In general, we have experienced historical cycles where the North American region tends to adopt the newest technologies at a faster rate than the international regions.

The international markets in particular are under-equipped with radiation therapy systems to address the growing cancer incidence. Cancer patients in many foreign countries must frequently endure long waits for radiotherapy treatment. Many of these countries are expanding and upgrading their radiotherapy services to care for their cancer patients. The relatively weak U.S. dollar has also effectively made pricing more competitive for U.S.-based companies such as ours. Shortages of radiotherapy equipment in the international markets and, to a lesser extent, the weak U.S. dollar, represent additional drivers for continued growth in the international markets.

Products

Oncology Systems

Our Oncology Systems business segment is the leading provider of advanced products and software for radiation treatment of cancer. The radiotherapy process typically consists of examining the patient, planning the therapeutic approach, simulating and verifying the treatment plan, providing quality assurance for all the devices involved in the treatment process and the treatment plan itself, delivering treatment, verifying that the treatments were delivered correctly, recording the history and results of treatment and obtaining reimbursement for the radiotherapy services provided. We design, manufacture, sell and service products that help perform most of these tasks, namely linear accelerators, treatment simulators and verification products, information management and treatment planning software and other sophisticated accessory products and services for conventional radiation therapy, IMRT, IGRT, stereotactic radiotherapy and stereotactic radiosurgery.

The focus of our Oncology Systems business is addressing the key concerns of the market for advanced cancer care systems, including the continuing demand for enhanced capabilities and quality of radiation therapy treatments and improved efficiency, precision, cost-effectiveness and ease of delivery of these treatments. A core element of our business strategy is to provide our customers with highly versatile, clinically proven products that are interoperable and can be configured and integrated into automated systems that combine greater precision and greater cost effectiveness and that enhance the entire process of treating a patient. Our products and accessories for IMRT and IGRT allow clinicians to track and treat tumors using shaped beams very precisely, thereby targeting the tumor as closely as possible and allowing the delivery of higher doses of radiation to the tumor, while limiting exposure of nearby healthy tissue. With our treatment planning, verification and information management software products, treatment plans, patient treatment data and images are recorded and stored in a single database shared by each of our products, which enables effective communication among products. Additionally, the precision and versatility of our products and technology makes possible the use of radiation therapy to treat metastatic lesions, thereby allowing for multiple medical specialties—radiation oncology, neurosurgery, imaging and medical oncology—to share equipment, resources and information in a more cost-effective manner. Furthermore, the ability of our products and technology to interoperate with each other and to interconnect into automated systems allows doctors to schedule and treat more patients within a set time period, which adds to the cost-effectiveness of our products and technology.

Linear accelerators are the core device for delivering conventional radiation therapy, IMRT and IGRT treatment procedures and we produce versions of these devices to suit various facility requirements and treatment needs. Our Clinac® medical linear accelerators are used to treat cancer by producing therapeutic electrons and X-ray beams that target tumors and other abnormalities in a patient. The Clinac iX series is the latest in this product line and these accelerators are designed to facilitate more streamlined and advanced treatment processes including IMRT and IGRT. We also produce the Trilogy™ linear accelerator, designed to be a very versatile, cost-effective, ultra-precise radiotherapy treatment product with a faster dose delivery rate and smaller isocenter compared to our Clinac iX. Trilogy was developed with IGRT and stereotactic radiotherapy in mind, but is also capable of delivering conventional, 3D conformal radiotherapy and IMRT. Additionally, Trilogy has the precision necessary to deliver stereotactic radiosurgery for neurosurgical treatments and, in fact, is the accelerator that is at the core of the Novalis Tx product offering, a new combination of products from BrainLAB AG, or BrainLAB, and us targeted to neurosurgeons.

We also manufacture and market accessory products for the linear accelerator that enhance the capabilities and efficiency of the linear accelerator in delivering radiotherapy treatments and which allow for delivery of advanced treatments such as IMRT, IGRT, stereotactic radiotherapy and stereotactic radiosurgery. Our Millennium™ series of multi-leaf collimators and High Definition 120, or HD 120, multi-leaf collimator are accessory devices that are used with a linear accelerator to define the size, shape and intensity of the radiation beams generated by the linear accelerator. PortalVision™, our electronic portal-imager, is used to verify a patient’s treatment position while on the treatment couch, which is critical for accurate delivery of radiotherapy treatments. In addition, PortalVision allows for streamlined quality assurance of individual treatment plans. We also offer an innovative real-time patient position monitoring product, the RPM™ respiratory gating system, which allows the linear accelerator to be synchronized with patient breathing to help compensate for tumor motion during the course of treatment.

Our accessory products designed specifically for enabling IGRT include our OBI and a cone-beam computerized tomography product, or CBCT, which is used with OBI. The OBI is a hardware accessory to the linear accelerator that allows dynamic, real-time imaging of tumors while the patient is on the treatment couch. CBCT is an imaging software accessory that works with the OBI to allow patient positioning based on soft-tissue anatomy. Using sophisticated image analysis tools, CBCT allows comparison of the CBCT scan with a reference CT scan taken previously to determine how the treatment couch should be moved to fine-tune the patient’s treatment setup for accuracy prior to delivery of the radiation. Therefore, to deliver the most advanced forms of IGRT, a Clinac iX or Trilogy accelerator would typically also have an OBI, CBCT, PortalVision and other IGRT-related hardware and software as accessories. We also have in our product portfolio the SonArray ultrasound imaging device for patient positioning and stereotactic treatment planning software for use in developing treatment plans for stereotactic radiosurgery.

Our treatment planning and information management software products enhance and enable the delivery of advanced radiation therapy treatments, from the initial treatment planning and plan quality assurance verification to the post-treatment recording of treatment and image data and storing of patient information. Prior to any treatment, particularly IMRT, IGRT and stereotactic radiosurgery, physicians must plan the course of radiation delivery for the patient. To assist physicians with developing these treatment delivery plans, we offer a range of treatment planning products. Our Eclipse™ treatment planning system provides doctors with 3D image viewing, treatment simulation, radiation dosage calculation and verification and other tools for generating treatment delivery plans for the patient. The Eclipse software utilizes a sophisticated technique known as inverse planning to enable the physicians to rapidly develop optimal treatment plans based on a desired radiation dose outcome to the tumor and surrounding tissue. Our Argus™ line of software products allows the management and verification of quality control data. Finally, our ARIA™ Oncology Information Management System, or ARIA, is the latest information management software system; it integrates the features of our previous products, VARiS®Vision™ and VARiS MedOncology, with new enhancements to form a more comprehensive real-time information management system and database. ARIA enables users to operate filmless and paperless cancer clinics. ARIA also records and verifies radiotherapy treatment procedures carried out on the linear accelerator, performs patient charting and manages patient information and patient image data. In addition, ARIA records and stores patient data relating to chemotherapy treatment procedures, which may be prescribed by a physician in addition to radiation therapy. Therefore, clinics have the ability to manage treatment and patient information across radiation oncology and medical oncology procedures.

Our treatment simulators enable physicians to simulate radiation therapy treatments prior to treatment delivery. In addition to our PortalVision, we also manufacture and sell Acuity™, a simulator which uses advanced amorphous silicon imaging technology and which has been designed to facilitate IMRT treatments both by integrating simulation more closely with treatment planning and by helping physicians better address tumor motions caused by breathing.

In 2005, we launched the Dynamic Adaptive Radiotherapy initiative, or DART, in order to promote better clinical practices through usage of imaging, planning and delivery of radiation therapy in order to adjust for patient motion, breathing, and anatomical and physiological changes that occur during the course of therapy. Product enhancements that allow for cost-efficient decision support, as well as data collection and analysis for the development of more broadly shared treatment standards, will be key in our DART initiative. We expect that the guiding principles of DART will contribute to continuing growth for the Oncology Systems business.

In fiscal year 2008, we announced RapidArc™ technology for volumetric arc radiotherapy technology. RapidArc uses a sophisticated algorithm that makes it possible for one of our linear accelerators to deliver a complete intensity-modulated radiation treatment in a single revolution of the radiation treatment beam around the patient. RapidArc allows doctors to vary three parameters simultaneously—the speed of rotation, the beam shaping aperture, and the dose delivery rate—to create finely-shaped IMRT dose distributions that more closely match the size and shape of the tumor while sparing healthy tissues. As of November 2007, 510(k) clearance by the U.S. Food and Drug Administration, or FDA, for RapidArc was pending and so RapidArc is not yet available for sale in the United States. We believe technology advances such as RapidArc may drive demand for our linear accelerators and other related accessory products.

In addition to offering our own suite of equipment and software products for planning and delivering radiation therapy treatments, we have partnered with selected leaders in certain segments of the radiation therapy and radiosurgery market. We have a relationship with General Electric Medical Systems, or GE, in North America with which we have established a See and Treat Cancer Care™ program for radiation therapy. Through See and Treat Cancer Care, we can offer radiation oncology facilities an interoperable suite of cancer treatment tools that combines our comprehensive set of radiation therapy products with GE’s advanced diagnostic imaging systems. We have also a strategic relationship with BrainLAB for the sale and marketing of the Novalis Tx, which is a combination of Varian and BrainLAB products targeted to neurosurgeons for radiosurgery. Novalis Tx is a radiosurgical device that integrates our Trilogy Tx linear accelerator and our HD 120 multi-leaf collimator and will work with a variety of products, including our OBI, Eclipse treatment planning system and ARIA information management software, as well as other products offered by BrainLAB.

Our brachytherapy business designs, manufactures, sells and services advanced brachytherapy products, including treatment planning software, high dose rate products, the VariSource™ and GammaMed™ afterloaders, the BrachyVision™ treatment planning system, applicators and accessories. BrachyTherapy also develops and markets the VariSeed™ treatment planning system for permanent prostate seed implants.

Revenues from our Oncology Systems business segment represented 81% of total revenues for fiscal year 2007 and 84% for each of fiscal years 2006 and 2005. Our Oncology Systems business segment revenues also include service revenues. See “—Customer Services and Support.” For a discussion of Oncology Systems business segment financial information, see Note 15 “Segment Information” of the Notes to the Consolidated Financial Statements.

X-ray Products

Our X-ray Products business segment is a world leader in designing and manufacturing components and subsystems for X-ray imaging, including X-ray-generating tubes and flat panel detectors. X-ray tubes and flat panel detectors are key components of X-ray imaging systems. We sell our products to OEMs for new system configurations and replacement X-ray tubes for installed systems. We conduct an active research and development program to focus on new technology and applications in both the medical and industrial X-ray imaging markets.

We manufacture X-ray tubes for four primary medical diagnostic radiology applications: CT scanners, radiographic/fluoroscopic imaging, special procedures, and mammography. We also offer a large line of industrial X-ray tubes, which consist of analytical X-ray tubes used for X-ray fluorescence and diffraction, as well as tubes used for non-destructive imaging and gauging and airport baggage inspection systems.

Our flat panel detectors, which are based on amorphous silicon imaging technologies, have found broad application as an alternative to image intensifier tubes or X-ray film. These flat panel detectors are being incorporated into next generation filmless medical diagnostic, dental, veterinary and industrial inspection imaging systems and also serve as a key component of our OBI, which helps enable IGRT. They are also being incorporated into dental CT scanning and veterinary X-ray imaging systems. We believe that imaging equipment based on amorphous silicon technologies is more stable and reliable, needs fewer adjustments and suffers less degradation over time than image intensifier tubes, and will be more cost effective over time than X-ray film.

The fundamental growth driver of this business segment is the on-going success of key OEMs that incorporate our X-ray tube products and flat panel detectors into their medical diagnostic, dental, veterinary and industrial imaging systems. The sales of high-end anode grounded X-ray tubes and sales of our flat panel detector products are the key contributors for revenues growth for X-ray Products. Revenues from X-ray Products represented 15% of total revenues in fiscal year 2007 and 14% in each of fiscal years 2006 and 2005. For a discussion of the X-ray Products business segment financial information, see Note 15, “Segment Information” of the Notes to the Consolidated Financial Statements.

Other

Through our SIP business, we manufacture, sell and service Linatron® X-ray accelerators for security and inspection purposes, such as cargo screening, border protection and nondestructive examination for a variety of applications. SIP has developed a new type of dual energy accelerator, the Linatron M-i, which can aid in automatically detecting and alerting operators when high-density nuclear materials associated with dirty bombs or weapons of mass destruction are present during cargo screening and can perform non-intrusive inspection of cargo containers. In addition, we have developed the new Linatron K-15 high-energy accelerator for inspection of very large, dense objects, including, for example, the solid rocket boosters on NASA’s Space Shuttle. Generally, we sell our Linatron X-ray accelerators to OEMs who incorporate them into their inspection systems. The OEMs then sell their systems to customs agencies and other government agencies for examination of imports and cross-border vehicles and vessels; military for various inspection applications; and commercial private parties for nondestructive examination of objects such as air and sea cargo containers, and transport vehicles in the casting, power, aerospace, chemical, petro-chemical and automotive industries. In May 2007, we acquired BIR, a privately-held supplier of X-ray imaging detection products for security and inspection, which operates under SIP. The acquisition of BIR enables us to offer X-ray imaging detectors, image processing software and image detection systems to our security and inspection customers in addition to our existing product line. The SIP products we delivered during fiscal year 2007 are being primarily used in overseas ports and borders to screen for contraband, weapons, stowaways, narcotics and explosives, as well as for manifest verification. Our SIP products and technology can also be employed for use in the sterilization of food and medical products. We believe growth in the SIP business will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes. As a result, this business is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection and customs revenue activities; these activities depend upon government budgets and appropriations and are subject to political change.

Our ACCEL Proton Therapy business develops, designs, manufactures and integrates proton therapy systems for the treatment of certain types of cancer. A typical system would consist of a high energy superconducting isochronus cyclotron, which generates the proton treatment beam and is located in its own shielded room, a beam transport system that carries the proton beams from the cyclotron to the patient treatment rooms, and patient treatment rooms that incorporate very large gantries that deliver the radiation beam such that a portion of the room actually rotates around the patient treatment couch. A typical system would also include sophisticated software for the control and delivery of the treatment beams and gantries. Therefore, proton therapy centers are very large construction projects; they can take up to three years to construct and deliver, with the cost of the system in excess of $60 million for a multiple-gantry system (compared to $2 million to $3 million for a linear accelerator-based system) and total cost for a center approaching $100 million. Proton therapy, as a clinical treatment modality, is still in its infancy and the technology is still rapidly developing. We see a high level of interest in the marketplace worldwide for this type of technology. We hope to leverage our experience in traditional radiation therapy to help advance proton therapy, improving clinical utility for existing clinical applications of proton therapy and expanding the use of proton therapy into a broader array of cancer types. We believe that growth in this business will initially develop in the major metropolitan areas in the United States and abroad, and that this market is driven by institutions that wish to expand their clinical offerings and increase their profiles in their respective communities. In order to realize the full potential of the ACCEL business, we need to invest substantial resources to properly commercialize ACCEL’s advanced proton technology and to build this new business. In fact, we do not expect to start generating significant proton therapy systems revenues until after fiscal year 2009.

The Research Instruments division of ACCEL develops, manufactures and services highly customized components and systems primarily for national research laboratories worldwide for fundamental and applied physics. This market is driven by a few large projects in the billion-dollar range and an increasing number of national accelerator projects ranging from one to five hundred million dollars.

Orders and revenues for our proton therapy products, as well as for our ACCEL Research Instruments business, may be affected by a number of factors. Proton therapy facilities are relatively large scale construction projects and require significant capital investment and may involve complex project financing. The customers’ decision-making cycle for purchasing a proton therapy project is very long and orders for proton therapy systems generally include many contingencies, which need to be resolved before we book an order. Therefore, we do not expect to book any orders for proton therapy systems in the short term. The ACCEL Research Instruments business is driven by a few large projects in the billion-dollar range and an increasing number of national accelerator projects ranging from one to five hundred million dollars. As the most research projects in this market are publicly funded, decisions on new projects or project upgrades are subject to governmental and political factors. While it appears that there is relatively steady growth in the number and volume of these research projects worldwide, the timing of these research projects may vary significantly. Therefore, ACCEL engineering and manufacturing resources will fluctuate over time as they adapt to the resource requirements of these research projects. Therefore, orders and revenues for the ACCEL business may be unpredictable and fluctuate. In addition, we expect the ACCEL business to continue to be dilutive to our net earnings per diluted share in fiscal year 2008.

The Ginzton Technology Center, our research facility, identifies and addresses new and potential markets. Through GTC, we are developing technologies that enhance our current businesses or may lead to new business areas, including next generation digital X-ray imaging technology, volumetric and functional imaging and improved X-ray sources. In addition, we are developing technologies and products that promise to improve disease management by more precise targeting of radiation, as well as by employing targeted energy and molecular agents to enhance the effectiveness and broaden the application of radiation therapy. In the area of industrial security, GTC is engaged in a joint research project with the Palo Alto Research Center, a subsidiary of Xerox Corporation, to develop technology for security and cargo screening applications at airports and seaports under a grant from the United States Department of Commerce. These efforts are designed to develop new products and technologies for our future businesses.

SIP, ACCEL and GTC report their results from operations as part of the “Other” category. Combined revenues from these operations represented 4% of total revenues in fiscal year 2007 and 2% of total revenues in each of fiscal years 2006 and 2005. For a discussion of segment financial information, see Note 15 “Segment Information” of the Notes to the Consolidated Financial Statements.

Customer Services and Support

We maintain service centers in Milpitas, California; Las Vegas, Nevada; Des Plaines, Illinois; Clark, New Jersey; Marietta, Georgia; Richardson, Texas; Corona, California; Buc, France; Crawley, UK; Zug, Switzerland; Copenhagen, Denmark; Brussels, Belgium; Houten, The Netherlands; Madrid, Spain; Milan, Italy; Manama, Bahrain; Mumbai, India; Tokyo and Osaka, Japan; Beijing, Shanghai and Hong Kong, China; Kuala Lumpur, Malaysia; Singapore; Bangkok, Thailand; Belrose, Australia; and Sao Paulo, Brazil; as well as field service personnel throughout the world for Oncology Systems customer support services. Key logistics and education operations are located in Las Vegas, Nevada. Our network of service engineers and customer support specialists provide installation, warranty, repair, training and support services, and professional services. We generate service revenues by providing services to customers on a time-and-materials basis and through comprehensive service contracts and software support contracts. Most of the field service engineers are our employees, but in a few foreign countries, our products are serviced by employees of dealers and/or agents in those countries. Customers can access our extensive service network by calling any of our service centers.

We warrant most of our Oncology Systems products for parts and labor for twelve months. We offer a variety of post-warranty equipment service agreements and software support agreements that permit customers to contract for the level of equipment maintenance and/or software support they require.

We believe customer service and support are an integral part of our Oncology Systems competitive strategy. Service contract gross margin improved in fiscal year 2007. Growth drivers for our service revenues include the increased sophistication of our products (particularly software products, which generate software maintenance contracts) and growth in the installed base of our products. We also believe superior service capability, availability and responsiveness play an important role in marketing and selling medical products and systems, particularly as the technological sophistication of the products increases. Nevertheless, many of our customers use their own internal service organizations and/or independent service organizations to service equipment after the warranty period expires. Therefore, we cannot assure full conversion to maintenance or service contracts after this time.

We warrant all of our X-ray tubes and flat panel detector products in our X-ray Products business segment. The warranty period is generally for twelve months. For some X-ray tube products, the warranty period is based on the number of times the product is used. We provide technical advice and consultation for X-ray tubes and imaging subsystems products to major OEM customers from our offices in Salt Lake City, Utah; Charleston, South Carolina; Tokyo, Japan; and Willich, Germany. Our applications specialists and engineers make recommendations to meet the customer’s technical requirements within the customer’s budgetary constraints. We often develop specifications for a unique product, which will be designed and manufactured to meet a specific customer’s requirements. We also maintain a technical customer support group in Charleston, South Carolina to meet the technical support requirements of independent tube installers that use our X-ray tube products.

We warrant all of our Linatrons and imaging products sold by our SIP business. The warranty period is generally for twelve months. We provide technical support and service for our Linatrons and imaging products to major OEM customers from our offices in Las Vegas, Nevada; Lincolnshire, Illinois; and Buc, France. We utilize the Oncology Systems Customer Support Services organization in Japan, Asia, Australia and South America.

Marketing and Sales

We employ a combination of direct sales forces and independent distributors or resellers in North America, Europe, Australia and major parts of Asia and Latin America for the marketing and sales of our products worldwide. We did not have a single customer in fiscal years 2007, 2006 and 2005 that represented 10% or more of our total revenues.

For our Oncology Systems segment, we use our direct sales forces to make all of our North American sales and a combination of direct sales forces and independent distributors for the international regions. We sell our Oncology Systems products primarily to comprehensive cancer treatment clinics, university research and community hospitals, private and governmental institutions, healthcare agencies, doctors’ offices and cancer care clinics worldwide. As a result of on-going technological development, these clinics, hospitals, institutes, agencies and doctors’ offices replace equipment and upgrade treatment capability. Sales cycles for our external beam radiation therapy products typically can be quite lengthy since many of our products are considered capital equipment and are affected by budgeting cycles of hospitals, clinics, institutes, agencies and doctors’ offices, which frequently fix capital budgets one or more years in advance. Also, as newly introduced products and international revenues comprise a greater portion of our orders and shipments, the average time period within which orders convert into revenues could lengthen, our margins may fall and our deferred revenues may increase. In addition, our receivables may take longer to collect.

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

Total Oncology Systems revenues, including service revenues were $1.4 billion, $1.3 billion and $1.2 billion for fiscal years 2007, 2006 and 2005, respectively. We divide our market segments for Oncology Systems revenues into North America, Europe, Asia and rest of the world, and these regions constituted 52%, 32%, 11% and 5%, respectively of Oncology Systems revenues during fiscal year 2007; 53%, 30%, 11% and 6%, respectively, of Oncology Systems revenues during fiscal year 2006 and 56%, 30%, 10% and 4% respectively, of Oncology Systems revenues during fiscal year 2005.

Our X-ray Products segment employs a combination of direct sales force and independent distributors for sales in all of its regions and sells a high proportion of its products, including X-ray tube products and flat panel detectors, to a limited number of OEMs that incorporate our products into their imaging systems. We expect that revenues from relatively few customers will continue to account for a high percentage of X-ray Products revenues in the foreseeable future. We supply X-ray tube products and flat panel detectors to OEMs such as Toshiba Corporation, Hitachi Medical Corporation, Philips Medical Systems, GE Healthcare, Sound Technologies, Inc. and Imaging Sciences International, Inc. These OEMs for our X-ray tube products and flat panel detectors represented 63%, 69% and 68% of our total X-ray Products segment revenues during fiscal years 2007, 2006 and 2005, respectively, with the remaining revenues coming from a large number of small OEMs and independent services companies. Total revenues for our X-ray Products segment were $258 million, $228 million and $195 million for fiscal years 2007, 2006 and 2005, respectively. We divide our market segments for X-ray Products revenues by region into North America, Europe, Asia and rest of the world, and these regions constituted 37%, 14%, 46% and 3%, respectively, of X-ray Products revenues during fiscal year 2007; 38%, 13%, 46% and 3%respectively, of X-ray Products revenues during fiscal year 2006 and 38%, 14%, 45% and 3%, respectively, of X-ray Products revenues during fiscal year 2005.

Our SIP business utilizes a combination of a direct sales force and independent distributors for sales and sells a high proportion of its products, including Linatron linear accelerators and detector arrays to a limited number of OEM’s that incorporate our products into their systems. We expect that revenues from relatively few customers will continue to account for a high percentage of SIP’s revenues in the foreseeable future. We supply Linatron linear accelerators and detector products to OEMs such as American Science & Engineering, Inc., L-3 Communications, Rapiscan Systems, Science Applications International Corporation and Smiths Detection. SIP also supplies Linatron linear accelerators and detectors to a wide variety of customers in the non-destructive testing field, or NDT, in the United States and to foreign governments, as well as in industries such as automotive, aerospace, casting and other fields.

In the ACCEL proton therapy system business, we utilize direct sales specialist representatives who collaborate with our Oncology Systems sales group on projects globally. Potential customers are government-sponsored hospitals and research institutions and research universities, which typically purchase product through public tenders, and, to a lesser extent, private hospitals and clinics. We believe that growth in this business will initially develop in the major metropolitan areas in the United States and abroad, driven by institutions that wish to expand their clinical offerings and increase their profile in their respective communities. Due to the relatively large scale, the construction of a proton therapy facility requires significant capital investment and may involve complex project financing. Therefore, customer decision cycle is very long and it may take several years to receive an order. Also some competitors in this market may have access to government support, may not be as focused on maintaining profitability and/or may be willing to forsake profitability for market share. Therefore, orders and revenues for our proton therapy products may be unpredictable.

ACCEL’s Research Instruments business does not maintain a direct sales force and orders are mostly obtained through responses to public tenders by our engineers. Customers for this business are primarily government and government-sponsored research institutions such as CERN, the Paul Scherer Institute in Switzerland, Fermi Laboratory in the United States and others. While it appears that there is relatively steady growth in the number and volume of these research projects worldwide, the timing of these research projects vary significantly. Therefore, ACCEL engineering and manufacturing resources will fluctuate over time as they adapt to the resource requirements of these research projects.

Competition

The markets for radiation therapy equipment and software are characterized by rapidly evolving technology, intense competition and pricing pressure. We compete with companies worldwide. Some of our competitors have greater financial, marketing and other resources than we have. These competitors could develop technologies and products that are more effective than those we currently use or produce or that could render our products obsolete or noncompetitive. Our smaller competitors could be acquired by companies with greater financial strength, which could enable them to compete more aggressively. Some of our suppliers or distributors could also be acquired by competitors, which could disrupt these supply or distribution arrangements and result in less predictable and reduced revenues. Furthermore, we believe that rapid technological changes occurring in our markets will lead to the entry of new competitors, as well as our encountering new competitors as we apply our technologies in new market segments such as stereotactic radiosurgery. For example, we have directed substantial product development efforts into (i) tighter interconnectivity of our products for more seamless operation within a system, (ii) simplifying the usability of our software products and (iii) lowering setup and treatment times and increasing patient throughput, while maintaining an “open systems” approach that allows customers the flexibility to “mix and match” individual products, incorporate products from other manufacturers, share information with other systems or products and use the equipment for offering various modalities of radiation therapy treatment methodologies. We anticipate that these efforts will increase acceptance and adoption of IMRT and IGRT and will foster greater demand for our products from new customers and upgrades from existing customers. Conversely, one competitor is offering linear accelerator products that are “closed-ended,” dedicated-use systems that emphasize simplicity of use while sacrificing the ability for customers to customize the system to their individual needs, incorporate products from other manufacturers, share information with other systems or products, or use the equipment for differing modalities of radiation therapy treatment methodologies. If we have misjudged the importance to our customers of maintaining an “open systems” approach while enabling greater interconnectivity, simplicity-of-use and lowering setup and treatment times or if we are unsuccessful in these efforts to enable greater interconnectivity, enhance simplicity-of-use efforts and setup and treatment times, our revenues could fail to increase or could decrease.

Our Oncology Systems customers’ equipment purchase considerations typically include: reliability, servicing, patient throughput, precision, price, payment terms, connectivity, clinical features, the ability to track patient referral, long-term relationship with customers and capabilities of customers’ existing equipment. We sell our products on a total value to the customer basis. We believe we compete favorably with our competitors based upon our strategy of providing a complete package of products and services in the field of radiation oncology and our continued commitment to global distribution and customer service, value-added manufacturing, technological leadership and new product innovation. We strive to provide technologically superior, clinically proven products for substantially all aspects of radiation therapy that deliver more precise, cost-effective, high quality clinical outcomes that meet or exceed customer quality and service expectations. However, our ability to compete may be adversely affected when purchase decisions are based solely upon price, since our products are generally sold on a total value to the customer basis. This may occur if hospitals and clinics give purchasing decision authority to group purchasing organizations that focus solely on pricing as the primary determinant in making purchase decisions. Therefore, the impact of any such factors could have a negative effect on our pricing, sales, revenues, market share and gross margins and our ability to maintain or increase our operating margins.

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

The market for X-ray tubes is extremely competitive. Some of the major medical diagnostic imaging systems companies, which are the primary customers for our X-ray tubes, also manufacture X-ray tubes for use in their own imaging systems products. While we believe we are one of the leading independent suppliers of X-ray tubes, we must compete with these in-house X-ray tube manufacturing operations for business from their affiliated companies. As a result, we must have a competitive advantage in one or more significant areas, which may include lower product cost, better product quality or superior technology and performance. We sell a significant volume of our X-ray tubes to OEMs such as Toshiba Corporation, Hitachi Medical Corporation, Philips Medical Systems and GE Healthcare, all of which have in-house X-ray tube production capability. In addition, we compete against other stand-alone, independent X-ray tube manufacturers such as Comet AG and IAE Industria Applicazioni Elettroniche Spa. These companies compete with us for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for X-ray tubes. The market for flat panel detectors is also very competitive. We incorporate our flat panel detectors into our equipment for IGRT within our Oncology Systems and also sell to a number of OEMs, which incorporate our flat panel detectors into their medical diagnostic, dental, veterinary and industrial imaging systems. Our amorphous silicon based flat panel detector technology competes with other detector technologies such as amorphous selenium, charge-coupled devices and variations of amorphous silicon scintillators. We believe that our product provides a competitive advantage due to lower product cost and better product quality and performance. Our significant customers include Toshiba Corporation, Sound Technologies, Inc. and Imaging Sciences International Inc. We primarily compete against Perkin-Elmer, Inc., Trixell S.A.S., Canon, Inc. and Hologic, Inc. in our flat panel detector product line.

Our SIP products are sold to OEMs, who incorporate our accelerators into their inspection systems, which are then sold to customs agencies and other government and military agencies, as well as to commercial private parties in the casting, power, aerospace, chemical, petro-chemical and automotive industries. We compete with other OEM suppliers in the security and inspection market primarily outside of the United States, and our major competitor in this market is Nuctech Company Limited. The market for our security and inspection products used for nondestructive testing in industrial application is very small and highly fractured. There is no single major competitor in this nondestructive testing market.

The market for proton therapy products is still in the infancy stages but is characterized by rapidly evolving technology, high competition and pricing pressure. Our ability to compete successfully depends, in part, on our ability to complete the development of our commercial proton therapy system, lower our product costs, develop and provide technologically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, including integration of IGRT technologies such as OBI. There are several competitors in the proton therapy market, some of which may have access to government support and/or may not be as focused on maintaining profitability and/or may be willing to forsake profitability for market share. In the proton therapy market, we compete principally with Ion Beam Applications S.A., Hitachi Medical Corporation, Siemens Medical Solutions and Still River Systems, Inc. The presence of competitors may delay customer purchasing decisions as customers evaluate the products of these competitors along with ours. In the scientific research instruments market, we compete with other companies as well as the internal engineering and fabrication capabilities in national and international research laboratories. Our competitors in this market include Thales Group, Mitsubishi Electric Corporation, Advanced Energy Systems, Inc. and Ettore Zanon SpA for our radio frequency cavities and linear accelerators; ASG Superconductors SpA, Babcock Noell GmbH, Danfysik AS and Cryogenics Ltd. for our magnet systems, and Oxford Danfysik Beamlines Limited, Kohzu Precision Co., Ltd. and Instrument Design Technology Ltd. for our X-ray beamlines.

Research and Development

Developing products, systems and services based on advanced technological concepts is essential to our ability to compete effectively in the marketplace. We maintain a product research and development and engineering staff responsible for product design and engineering. Research and development expenditures totaled $117 million, $100 million and $82 million in fiscal years 2007, 2006 and 2005, respectively.

Our research and development are conducted both within the relevant product groups of our businesses and through GTC. GTC maintains technical competencies in X-ray technology, imaging physics and applications, algorithms and software, electronic design, materials science and biosciences to prove feasibility of new product concepts and to improve current products. Present research topics include new imaging concepts, image-based radiotherapy treatment planning and delivery, real time accommodation of moving targets, functional imaging and combined modality therapy, manufacturing process improvements, improved X-ray tubes and large-area, high resolution digital X-ray sensor arrays for cone-beam CT and other applications. GTC is also pursuing the potential of combining advances in directed energy and imaging technology with the latest breakthroughs in biotechnology by employing targeted energy to enhance the effectiveness of biological and chemical therapeutic agents. GTC is also investigating the use of X-ray and high energy accelerator, detector, and image processing technology for security applications. GTC accepts some sponsored research contracts from external agencies such as the U.S. government or private sources.

Within Oncology Systems, our development efforts are focused towards enhancing the reliability and performance of existing products and to develop new products. This development is conducted primarily in the United States, Switzerland, Canada, England and Finland. In addition, we support research and development programs at selected hospitals and clinics. Current areas for development within Oncology

Systems include linear accelerator systems and accessories for medical applications, information systems, radiation therapy treatment planning software, image processing software, imaging devices, simulation, patient positioning and equipment diagnosis and maintenance tools. Much of the Oncology Systems development efforts relate to our next generation linear accelerators; other technology such as IGRT and enhancements to IGRT, such as our RapidArc technology and our HD120 multi-leaf collimator; our Monte Carlo and dose calculation algorithms for our treatment planning software products; and our new electronic health records within our information management software.

Within X-ray Products, development is conducted at our Salt Lake City, Utah and Mountain View, California facilities and is primarily focused on developing and improving X-ray imaging component and subsystem products. Current X-ray tube development areas include bearing coating to improve tube life and reduce tube noise, and ceramic design to improve the high voltage stability of X-ray tubes. We are also working on X-ray tube designs which will operate at higher power loadings and at higher CT rotational speed to enhance the performance of next generation CT scanners. Research in flat panel imaging technology is aimed at developing new panel technologies for low cost radiographic imaging, flexible panel interfaces, Cone Beam CT, and high speed multi-slice CT detectors.

While not an appreciable portion of our overall research and development spending in fiscal year 2007, we expect that, in order to realize the full potential of the ACCEL business, we will need to invest substantial resources to properly develop and commercialize ACCEL’s proton therapy technology and to build this new business, including developing manufacturing facilities and test beds.

Manufacturing and Supplies

We manufacture our medical linear accelerators in Palo Alto, California and as of July 2007 in Beijing, China. Our treatment simulator systems and some accelerator subsystems are manufactured in Crawley, England and some of our other accessory products in Baden, Switzerland; Helsinki, Finland; Toulouse, France and Winnipeg, Canada. We manufacture our high dose rate brachytherapy systems in Crawley, England and Haan, Germany and our brachytherapy treatment planning products in Charlottesville, Virginia. Our SIP linear accelerators and certain radiographic products are manufactured in Las Vegas, Nevada, as well as Lincolnshire, Illinois after our May 2007 acquisition of BIR. We manufacture components of our proton therapy systems and related image treatment devices, as well as scientific research instruments products, in Bergisch Gladbach, Germany after our January 2007 acquisition of ACCEL. We manufacture our X-ray imaging component and subsystem products in Salt Lake City, Utah (where we recently completed expansion of our facilities for additional flat panel detector production); Charleston, South Carolina; and Willich, Germany. These facilities employ state-of-the-art manufacturing techniques and several have been honored by the press, governments and trade organizations for their commitment to quality improvement. Except for the Lincolnshire, Illinois facility, these manufacturing facilities are certified by International Standards Organization, or ISO, under ISO 9001or ISO 13485.

Manufacturing processes at our various facilities include machining, fabrication, subassembly, system assembly and final testing. We have invested in various automated and semi-automated equipment for the fabrication and machining of the parts and assemblies that we incorporate into our products. We may, from time to time, invest further in such equipment. Our quality assurance program includes various quality control measures from inspection of raw material, purchased parts and assemblies through on-line inspection. We also get subassemblies from third-party suppliers and integrate them into a finished system. We outsource the manufacturing of many major subassemblies and perform system design, assembly and testing in-house. We believe outsourcing enables us to reduce fixed costs and capital expenditures, while also providing us with the flexibility to increase production capacity. We purchase material and components from various suppliers that are either standard products or customized to our specifications. We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier, such as the source wires for high-dose afterloaders, klystrons for linear accelerators, non-coated array sensors and coating for array sensors for the flat panels, specialized integrated circuits for imaging subassemblies, and some targets, housings and glass bulbs for X-ray tubes. We rely upon the supplies of certain raw materials such as tungsten, lead and copper for Oncology Systems, lead and rhenium for X-ray Products, tungsten for SIP and high-grade steel and high-grade copper for ACCEL. Demand for these raw materials from foreign countries, such as China, has increased dramatically. As a result, the availability of these raw materials has been and may continue to be limited and their prices have increased and may continue to increase significantly.

Backlog

Our backlog at the end of fiscal year 2007 was $1.7 billion, of which we expect to recognize approximately 58% to 63% into revenues in fiscal year 2008. Our backlog at the end of fiscal year 2006 was $1.4 billion, of which $784 million was recognized as revenues in fiscal year 2007. Our Oncology Systems backlog represented 88% and 93% of the total backlog at the end of fiscal years 2007 and 2006, respectively. We recognize orders for all products that are scheduled to be shipped within two years, except for proton therapy products, which we recognize orders that are scheduled to be shipped within four years. Backlog also includes a small portion of service contracts when they become billable. We also include in backlog the amount of deferred revenue related to products that have been delivered but have outstanding contractual obligations or related to acceptance. Semi-annually, we perform a review to determine that our backlog represents valid orders that will be converted to revenues within a reasonable period of time. The backlog review entails identifying aged orders and confirming these orders with our internal sales organization or our customers. Aged orders which are not expected to be converted to revenues as a result of the backlog review are deemed dormant and are no longer included in the reported backlog. Deferred revenue includes (i) the amount equal to the greater of the fair value of the installation services for hardware products or the amount of the payment that is contractually linked to acceptance and (ii) for a small number of products, the entire sale price applicable to products shipped but for which installation and/or final acceptance have not been completed. Orders may be revised or canceled, either according to their terms or as customers’ needs change; consequently, it is impossible to predict with certainty the amount of backlog that will result in revenues. In fiscal years 2007, 2006 and 2005, we reversed $62 million, $41 million and $35 million, respectively, of orders due to adjustments, revisions or cancellations. Our reported net orders included all backlog reversals.

Product and Other Liabilities

Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices and other devices that deliver radiation. Because our products are involved in the intentional delivery of radiation to the human body; other situations where people may come in contact with radiation (for example, when our SIP products are being used to scan cargo); the collection and storage of patient treatment data for medical medical analysis and treatment delivery; the planning of radiation treatment and diagnostic imaging of the human body; and the diagnosing of medical problems, the possibility for significant injury and/or death exists. As a result, we may face substantial liability to patients, our customers and others for damages resulting from the faulty, or allegedly faulty, design, manufacture, installation, servicing, support or the misuse of our products.

Additionally, while the proton therapy market is still developing and technology efficacy of proton therapy as an accepted treatment modality being established, customers are requesting that the systems vendor, as the primary technology provider, provide guarantees for and suffer penalties in relation to the overall construction project. Since each proton center project may cost up to $100 million, the amount of potential liability may be higher than the levels historically assumed by us for our traditional radiation therapy business. If we cannot reasonably mitigate or eliminate these contingencies, our ability to competitively bid upon proton center projects will be negatively impacted and we may be required to assume material amounts of potential liability, all of which may have adverse consequences to our Proton Therapy business.

Government Regulation

U.S. Regulation

As a manufacturer and seller of medical devices and devices utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as FDA, and state and local regulatory agencies, such as the State of California, to ensure such devices are safe and effective. Such regulations, which include the U.S. Food, Drug and Cosmetic Act, or the FDC Act, and regulations promulgated by the FDA, govern the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, possession, marketing, disposal, clinical investigations involving humans, sale and marketing of medical devices, post-market surveillance, repairs, replacements, recalls and other matters relating to medical devices, radiation producing devices and devices utilizing radioactive by-product material. State regulations are extensive and vary from state to state. Our Oncology Systems equipment and software, as well as proton therapy systems offered by our ACCEL business, constitute medical devices subject to these regulations. Our X-ray tube products and flat panel detectors produced by X-ray Products are also considered medical devices. Future products in any of our business segments may constitute medical devices and be subject to regulation as such. These laws require that manufacturers adhere to certain standards designed to ensure that the medical devices are safe and effective. Under the FDC Act, each medical device manufacturer must comply with requirements applicable to good manufacturing practices.

Our manufacturing operations for medical devices are required to comply with the FDA’s Quality System Regulation, or QSR, which addresses a company’s responsibility for quality systems, the requirements of good manufacturing practices and relate to product design, testing, and manufacturing quality assurance, and the maintenance of records and documentation. The QSR requires that each manufacturer establish a quality systems program by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for a manufacturer to be able to continue to market cleared or approved product offerings. Among other things, these regulations require that manufacturers establish performance requirements before production. The FDA makes announced and unannounced inspections of medical device manufacturers and may issue reports, known as Form FDA 483 reports (listing instances where the manufacturer has failed to comply with applicable regulations and/or procedures), or Warning Letters which, if not adequately responded to, could lead to enforcement actions against the manufacturer, including fines and total shutdown of production facilities and criminal prosecution. Inspections usually occur every two years. Our last inspection occurred in January 2007.

The FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, an existing medical device obtain either 510(k) pre-market notification clearance or an approved pre-market approval application, or PMA, before the manufacturer may take orders and distribute the product in the United States. The 510(k) clearance process is applicable when the new product being developed is substantially equivalent to an existing commercially available product. The process of obtaining 510(k) clearance generally takes at least one to three months from the date the application is filed and generally requires submitting supporting design data, which can be extensive and can extend the process for a considerable period of time beyond three months. After a product receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process may require a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with the manufacturer’s decision, it may retroactively require the manufacturer to submit a request for 510(k) pre-market notification clearance and can require the manufacturer to cease marketing and/or recall the product until 510(k) clearance is obtained. If we cannot establish that a proposed product is substantially equivalent to a legally marketed device, we must seek pre-market approval through a PMA application. Under the PMA process, the applicant must generally conduct at least one clinical protocol and submit extensive supporting data and clinical information in the PMA application to prove the safety and effectiveness of the product. This process typically takes at least one to two years from the date the pre-market approval is accepted for filing, but can take longer for the FDA to review. To date, we have produced Class 1 medical devices, which require no pre-market approvals or clearances, and Class 2 medical devices, which require only 510(k) clearance. Our X-ray tubes and flat panel detectors are Class 1 medical devices, while all of the products produced by our Oncology Systems segment are Class 2 medical devices.

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

CMS has published revised Medicare and Medicaid reimbursement rates for overall radiotherapy procedures, such as daily treatments, planning, and quality assurance that will go into effect in U.S. hospitals on January 1, 2008. Based upon an analysis by American Medical Accounting & Consulting, Inc., or AMAC, we do not expect these changes to have a material impact on customers’ decisions whether or not to purchase radiotherapy equipment or on our Oncology Systems business segment in the United States.

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

The European Union, or EU, implemented a medical device directive that requires us to affix the Conformité Européene, or CE, mark to our products in order to sell the products in member countries of the EU. The CE mark is an international symbol of adherence to certain essential principles of safety and effectiveness mandated in applicable European medical device directives, which once affixed, enables a product to be sold in member countries of the EU. The CE mark is also recognized in many countries outside the EU, such as Australia, and can assist in the clearance process. In order to receive permission to affix the CE mark to our products, we must obtain Quality System certification, e.g., ISO 13485, and must otherwise have a quality management system that complies with the EU medical device directives. The ISO promulgates standards for certification of quality assurance operations. We are certified as complying with the ISO 9001 for our Security Inspection Products and ISO 13485 for our medical devices. Several Asian countries, including Japan and China, have adopted regulatory schemes that are comparable, and in some cases more stringent, than the EU scheme. To import medical devices into Japan, the requirements of Japan’s New Medical Device Regulation must be met and a “shonin,” the approval to sell medical products in Japan, must be obtained. Similarly in China, a registration certification issued by the State Food and Drug Administration and a China Compulsory Certification, or CCC mark for certain products, are required to sell medical devices in that country. Obtaining such certifications on our products can be time-consuming and can cause us to delay marketing or sales of certain products in such countries. Similarly, prior to selling a device in Canada, manufacturers of Class II, III and IV devices must obtain a medical device license. Varian sells Class II and Class III devices in Canada.

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

We generally rely upon a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our proprietary rights in the developments, improvements and inventions that we have originated and which are incorporated in our products or that fall within our fields of interest. As of September 28, 2007, we owned 178 patents issued in the United States and 55 patents issued throughout the rest of the world and we have 319 patent applications on file with various patent agencies worldwide. We intend to file additional patent applications as appropriate. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We also have agreements with third parties that provide for licensing of patented or proprietary technology, including royalty-bearing licenses and technology cross-licenses. For example, we are licensed by the University of Michigan under patents relating to flat panel detectors.

Environmental Matters

For a discussion of environmental matters, see “Government Regulation—Foreign Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

Financial Information about Geographic Areas

We do business globally with manufacturing in the United States, Europe, and China; and sales operations and customers throughout the world. Roughly half of our revenues are generated from our international regions. In addition to the potentially adverse impact of foreign regulations, see “Government Regulation—Foreign Regulation,” we also may be affected by other factors related to our international sales such as: lower average selling prices and profit margins; longer time periods from shipment to revenue recognition (which increases revenue recognition deferrals and time in backlog); and longer time periods from shipment to cash collection (which increases days sales outstanding, or DSO). So to the extent that the geographic distribution of our sales continues to shift more towards international regions, our overall revenues and margins may suffer. Also, there may be adverse consequences from fluctuations in foreign currency exchange rates, which may affect both the affordability and competitiveness of our products and our profit margins, because we sell our products internationally predominantly in local currencies, but our cost structure is weighted towards the U.S. dollar. We do engage in currency hedging strategies to offset the effect of currency exchange fluctuations, but the protection offered by these hedges depend upon the timing of transactions, forecast volatility, effectiveness of such hedges and the extent of currency fluctuation.

We are also exposed to other economic, political and other risks inherent in doing business globally. For an additional discussion of these risks, see “Risk Factors” in Item 1A.

For a discussion of financial information about geographic areas, see Note 15 “Segment Information” of the Notes to the Consolidated Financial Statements.

Employees

At September 28, 2007, we had approximately 4,500 full-time and part-time employees worldwide, 2,800 in the United States and 1,700 elsewhere. None of our employees based in the United States are unionized or subject to collective bargaining agreements. Employees based in some foreign countries may, from time to time, be subject to collective bargaining agreements. We currently consider our relations with our employees to be good.

Information Available to Investors

As soon as reasonably practicable after our filing or furnishing the information to the Securities and Exchange Commission, or SEC, we make the following available free of charge on our investor relations page of our website http://www.varian.com; our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K (including any amendments to those reports); and our proxy statements. Our Code of Business Ethics, Corporate Governance Guidelines and the charters of the Audit Committee, Compensation and Management Development Committee and Nominating and Corporate Governance Committee are also available on the investor relations page of our website. Additionally, we will provide copies of our reports, proxy statements, Code of Business Ethics, Corporate Governance Guidelines and committee charters, without charge, to any stockholder upon written request to the Corporate Secretary at our principal executive offices. Please note that information on, or that can be accessed through, our website is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended.

Executive Officers of the Registrant

The biographical summaries of our executive officers as of November 12, 2007 are as follows:

Name	Age	Position
Timothy E. Guertin	58	President and Chief Executive Officer
Dow R. Wilson	48	Executive Vice President and President, Oncology Systems
Elisha W. Finney	46	Senior Vice President, Finance and Chief Financial Officer
Tai-yun Chen	55	Corporate Vice President and Corporate Controller
Robert H. Kluge	61	Corporate Vice President and President, X-Ray Products
John W. Kuo	44	Corporate Vice President, General Counsel and Corporate Secretary

Timothy E. Guertin became Chief Executive Officer in February 2006 and President in August 2005. Previously, Mr. Guertin served as Chief Operating Officer from October 2004 to February 2006, and Executive Vice President from October 2002 to July 2005. Mr. Guertin also served as President of our Oncology Systems business unit from 1992 to January 2005. Mr. Guertin was Corporate Vice President from 1992 to 2002. Mr. Guertin has held various other positions in the medical systems business during his 31 years with the Company. Mr. Guertin holds a B.S. degree in electrical engineering and computer science from the University of California at Berkeley.

Dow R. Wilson was appointed Executive Vice President and President, Oncology Systems in August 2005. Mr. Wilson served as Corporate Vice President and President, Oncology Systems from January 2005 to August 2005. Prior to joining the Company in January 2005, Mr. Wilson was Chief Executive Officer of the Healthcare-Information Technologies business in General Electric Company, or GEC (a diversified technology and services company), from 2003 to 2005. Previously, Mr. Wilson served as General Manager, Surgical, X-ray and Interventional Businesses and General Manager, Functional Imaging of the Healthcare-Information Technologies business from 2002 to 2003, and was General

Manager, Computed Tomography of the Healthcare-Information Technologies business from 2000 to 2002. During the previous 15 years, Mr. Wilson held various management positions within GEC. Mr. Wilson holds a B.A. degree in English from Brigham Young University and an M.B.A. degree from Dartmouth’s Amos Tuck School of Business. Mr. Wilson also has served on the board of directors of Saba Software, Inc. (an e-learning software provider) since August 2006.

Elisha W. Finney was appointed Senior Vice President, in addition to being Chief Financial Officer, in January 2005. Ms. Finney was Corporate Vice President and Chief Financial Officer from April 1999 to January 2005. Ms. Finney has held various other positions during her 19 years with the Company including Treasurer. Ms. Finney holds a B.B.A. degree in risk management and insurance from the University of Georgia and an M.B.A. degree from Golden Gate University in San Francisco. Ms. Finney was appointed a director of Thoratec Corporation (a medical device manufacturer) in June 2007.

Tai-yun Chen was appointed Corporate Vice President and Corporate Controller in August 2006. From February 2006 to August 2006, Ms. Chen served as the Company’s Operations Controller. Prior to that, from January 2002 to February 2006, Ms. Chen was the Company’s Assistant Corporate Controller, and from 2000 to January 2002 Ms. Chen was the Company’s Director of Corporate Accounting. Ms. Chen has served in various accounting management positions throughout the Company during her 24 years with the Company. Ms. Chen holds a bachelor degree in economics from the National Chung Chi University in Taiwan and a master’s degree in managerial economics from the University of California at Santa Barbara.

Robert H. Kluge was appointed Corporate Vice President of the Company in April 1999. Prior to that, Mr. Kluge had been Vice President and General Manager of our X-ray Products business since 1993. Before joining the Company in 1993, Mr. Kluge held various positions with Picker International (an X-ray systems manufacturer). Mr. Kluge holds a B.A. degree in economics and an M.B.A. degree in finance from the University of Wisconsin.

John W. Kuo was appointed Corporate Vice President, General Counsel in July 2005 and Corporate Secretary in February 2005. Mr. Kuo joined the Company as Senior Corporate Counsel in March 2003 and became Associate General Counsel in March 2004. Prior to joining the Company, Mr. Kuo was General Counsel and Secretary at BroadVision, Inc. (an e-commerce software provider) in 2002 and held senior legal counsel positions at 3Com Corporation (a networking equipment provider) from 1997 to 2002. Mr. Kuo has previously been with the law firms of Gray Cary Ware & Freidenrich (now DLA Piper Rudnick Gray Cary) and Fulbright & Jaworski. Mr. Kuo holds a B.A. degree from Cornell University and a J.D. degree from Boalt Hall School of Law at the University of California at Berkeley.

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

The marketplace for our radiation therapy products, including our Oncology Systems products, is characterized by rapid change and technological innovation. Because our products often have long development and government approval cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. For example, most of our recent product introductions in our Oncology Systems business segment have related to IMRT and IGRT, and enhancements of existing products through greater systems integration and simplification.

We believe that IMRT has become a well-accepted standard of treatment in the radiation oncology market; however, if future studies contradict current knowledge about IMRT or call into question the effectiveness of our IMRT products or show negative side effects, or if other more effective technologies are introduced, our revenues could fail to increase or could decrease. Our success will depend upon the continued growth in awareness, acceptance and success of IMRT in general and acceptance of our products utilizing this technology in particular. IMRT drove high order and revenue growth in North America from 1999 to 2003. However, as more institutions purchase IMRT-equipped linear accelerators or upgrade their existing accelerators with IMRT technology, the market for IMRT-related products may become saturated and we would face competition from newer technologies. We have seen and continue to expect that the rate of growth for IMRT-related equipment will be lower than what we have experienced previously, particularly in the North American market, as over 50% of our customer sites worldwide have the products and accessories necessary to perform the most advanced forms of IMRT. Our future success, therefore, will depend on our ability to accurately anticipate and capitalize on new customer demands through technological innovations and changes, including new technologies for treatment such as IGRT.

IGRT is an advanced radiation therapy technology that complements IMRT to further enhance radiation therapy treatments, and we continue to invest in product development relating to IGRT treatment capabilities. We are seeing customers accept IGRT as the next significant enhancement in curative radiation therapy, and demand for our products for IGRT has been one of the main contributors to net orders and revenue growth in our Oncology Systems business segment. Our future success will depend upon the wide-spread awareness, acceptance and adoption by the radiation oncology market of IGRT and our IGRT products as an evolutionary technology and methodology for radiotherapy treatment of cancers. We believe hospitals and clinics are converting to this new clinical process as early IGRT sites demonstrate the efficiency and effectiveness of IGRT. Our efforts to increase awareness and adoption of our IGRT products may not be successful. If our assumptions regarding the future importance of IGRT are incorrect, if IGRT fails to be effective as a treatment methodology, or if IGRT fails to become widely accepted, our orders and revenues could fail to increase or could decrease.

In January 2007, we completed the acquisition of ACCEL, a privately-held supplier of proton therapy systems for cancer treatment and scientific research instruments. The acquisition will enable us to develop and offer products for delivering image-guided, intensity-modulated proton therapy for certain types of cancers. While we intend to continue to invest in product development relating to proton therapy treatment capabilities, acceptance of this technology may be slower than with our other cancer treatment technologies due to the relatively large scale, higher costs and complex project financing associated with implementing a proton therapy system. Our future success will depend upon the wide-spread awareness, acceptance and adoption by the oncology market of proton therapy systems for treatment of certain cancers. Our efforts to increase awareness and adoption of our proton therapy systems may not be successful. If proton therapy fail to be effective as treatment methodologies, or if proton therapy fail to become widely accepted, our orders and revenues may not materialize.

As radiation oncology treatment becomes more complex, our customers are increasingly interested in the interconnectivity and simplicity of use of our various products for treating patients. For example, our linear accelerators, treatment simulators, treatment verification products and treatment planning and information management software products are highly sophisticated and require a high level of training and education in order to use them competently and safely. The complexity and training requirements are further increased by the products’ capability of operating together within integrated environments. We have directed substantial product development efforts into (i) tighter interconnectivity of our products for more seamless operation within a system, (ii) simplifying the usability of our software products and (iii) lowering setup and treatment times and increasing patient throughput, while maintaining an “open systems” approach that allows customers the flexibility to “mix and match” individual products, incorporate products from other manufacturers, share information with other systems or products and use the equipment for offering various modalities of radiation therapy treatment methodologies. We anticipate that these efforts will increase the acceptance and adoption of IMRT and IGRT and will foster greater demand for our products from new customers and upgrades from existing customers. However, we face competition from “closed-ended” dedicated-use systems that emphasize simplicity of use while sacrificing the ability for customers to customize the system to their individual needs, incorporate products from other manufacturers, share information with other systems or products, or use the equipment for differing modalities of radiation therapy treatment methodologies. If we have misjudged the importance to our customers of maintaining an “open systems” approach while enabling greater interconnectivity, simplicity-of-use and lowering setup and treatment times, or if we are unsuccessful in these efforts to enable greater interconnectivity, enhance simplicity-of-use efforts and setup and treatment times, our revenues could fail to increase or could decrease.

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

We may be unable to accurately anticipate changes in our markets and the direction of technological innovation and demands of our customers, our competitors may develop improved products or processes, or the marketplace may conclude that the tasks our products were designed to do is no longer an element of a generally accepted diagnostic or treatment regimen. If this occurs, the market for our products may be adversely affected and they may become less useful or obsolete. Any development adversely affecting the markets for our products would force us to reduce production volumes or to discontinue manufacturing one or more of our products or product lines and would reduce our revenues and earnings.

IF WE ARE UNABLE TO DEVELOP NEW GENERATIONS OF PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS, WE MAY BE UNABLE TO ATTRACT OR RETAIN CUSTOMERS OR GAIN ACCEPTANCE OF OUR PRODUCTS BY CUSTOMERS

Our success depends upon the successful development, introduction and commercialization of new generations of products, treatment systems and enhancements to and/or simplification of existing products. Our Oncology Systems products are technologically complex and must keep pace with, among other things, new product introductions of our competitors. Our X-ray Products business segment must also continually innovate to develop products with lower cost, better product quality and superior technology and performance. Accordingly, many of our products require significant planning, design, development and testing at the technological, product and manufacturing process levels. In addition, we are making significant investments in long-term growth initiatives, such as development of our SIP business through the acquisition of Bio-Imaging Research, Inc., or BIR, and entry into the proton therapy business through the acquisition of ACCEL, and expect that further efforts will be necessary to develop and commercialize some of the products and technology acquired. These activities require significant capital commitments, involvement of our senior management and other investments on our part, which we may be unable to recover. Our timeline for the development of new products or enhancements may not be achieved and price and profitability targets may not prove feasible. Commercialization of new products may prove challenging, and we may be required to invest more time and money than expected to successfully introduce these products. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of new products or enhancements. In addition, a few of our research and development projects are funded by government contracts. Changes in government priorities and our ability to attract similar funding may affect our overall research effort and ultimately, our ability to develop successful new products and product enhancements.

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

Additionally, our ability to gain healthcare market acceptance and demand for our new radiation therapy products and treatment procedures may be also affected by the budgeting cycles of hospitals and clinics for capital equipment purchases, which are frequently fixed one or more years in advance, and which may lengthen sales and ordering timeframes. In addition, even if customers accept new products or product enhancements, the revenues from these products may not be sufficient to offset the significant costs associated with making them available to customers.

We cannot be sure that we will be able to successfully develop, manufacture or phase in new products, treatment systems or product enhancements. The roll-out of new products, systems and product enhancements involves compliance with complex quality assurance processes, including the Quality System Regulation, or QSR, of the U.S. Food and Drug Administration, or the FDA. Failure to complete these processes timely and efficiently could result in delayed introduction of new products, treatment systems and product enhancements. Without the successful introduction of new products, systems and product enhancements, we may be unable to attract and retain customers, causing our revenues and operating results to suffer. Additionally, if we fail to successfully manage the transition from old products to new products, systems and product enhancements, our customers may delay or cancel orders, which would adversely affect our revenues and operating results.

In addition, the installation times associated with new products generally are longer than with well-established products. Because recognition of a portion of the revenue associated with products is generally tied to installation and acceptance of the product, our recognition of revenue associated with new products may be deferred longer than expected. While we are working to decrease the installation times associated with new products, we cannot assure you that these plans will be successful or have a meaningful impact on reducing the associated revenue recognition deferrals. Furthermore, even if our plans to decrease installation times are successful, potential customers may not decide to upgrade their equipment, or customers may delay delivery of some of our more sophisticated products because of the longer preparation and renovation of treatment rooms required. As a result, our revenues may be adversely impacted over a longer period of time, and our financial results could be adversely affected.

ROUGHLY HALF OF OUR REVENUES ARE INTERNATIONAL, AND ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS COULD ADVERSELY AFFECT OUR SALES OR MAKE THEM LESS PREDICTABLE

We conduct business globally. Our international revenues accounted for approximately 51%, 49% and 47% of revenues during fiscal years 2007, 2006 and 2005, respectively. As a result, we must provide significant service and support on a worldwide basis, and we have sales and service offices located in Europe, Asia, South America and Australia. In addition, we have manufacturing and research operations in England, Germany, Switzerland, France, Finland and China. We have invested and will continue to invest substantial financial and management resources to develop an international infrastructure to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will be able to compete successfully in the international markets, generate new business, or meet the service and support needs of our customers there. Accordingly, our future results could be harmed by a variety of factors, including:

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

In addition, we generally retain cash received through international operations in our local subsidiaries. As of September 28, 2007, 91% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation, and we would not receive the full benefit of such repatriation. Additionally, this could cause our overall tax rate to increase. This could cause our business, and results of operations, to suffer.

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

Although we engage in hedging strategies that may offset the effect of fluctuations in foreign currency exchange rates, the protection these strategies provide will be affected by the timing of transactions, the effectiveness of the hedges (measured by how closely the changes in fair value of the hedging instrument offset the changes in fair value of the hedged item), the number of transactions that are hedged, forecast volatility and the extent of movement of foreign currency exchange rates. If our hedging strategies are not effective in offsetting the effect of fluctuations in foreign currency exchange rates, our operating results may be harmed. In addition, because currencies fluctuate and we engage in hedging strategies over time, movement in foreign currency exchange rates could impact our financial results positively or negatively in one period and not another, and therefore make comparing our financial results from period to period more difficult. Also because our hedging strategy is to protect the gross margin dollars on our orders, currency exchange rate fluctuations that positively affect our revenues may result in erosion of gross margin.

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

In the United States, as a manufacturer and seller of medical devices and devices utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by the FDA and state and local regulatory agencies, such as the State of California, to ensure the devices are safe and effective. These regulations govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale and marketing and disposal of our products.

Unless an exception applies, the FDA requires that medical devices receive 510(k) pre-market clearance or pre-market approval before we, as a manufacturer of medical devices, can take orders for or sell those products in the United States. In addition, modifications or enhancements to these products that could significantly affect safety or effectiveness, or that constitute a major change in intended use, require further FDA clearance or approval. Obtaining FDA clearances or approvals is time-consuming, expensive and uncertain. We may fail to obtain the necessary clearances or approvals or may be unduly delayed in doing so. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products. If we were unable to obtain required FDA approval or clearance for a product or unduly delayed in doing so, or the uses of that product were limited, our business would suffer. In the past, our products have either been subject to 510(k) clearance or exempt from 510(k) clearance. The 510(k) clearance process is generally less time-consuming, expensive and uncertain than the pre-market approval, or PMA, process. If we were required to use the PMA approval process for future products or product modifications, it could delay or prevent release of the proposed products or modifications, and could cause our business to suffer.

Our manufacturing operations are required to comply with the FDA’s QSR, which addresses the design, controls, methods, facilities and quality assurance used in manufacturing, assembly, packing, storing and installing medical devices. The FDA makes announced and unannounced inspections to determine compliance with QSR and in connection with these inspections has issued, and in the future may issue, reports or written notices listing instances where we have failed to comply with applicable regulations and/or procedures or may issue Warning Letters citing failure to comply with applicable regulations or procedures. If a Warning Letter were issued, we would be required to take prompt corrective action to come into compliance. Failure to respond timely to a Warning Letter or other notice of noncompliance and to come into compliance could result in the FDA bringing enforcement action against us, which could include the shutdown of our production facilities and criminal and civil fines. Additionally, if a Warning Letter were issued, customers could delay purchasing decisions or cancel orders, and we could face increased pressure from our competitors, who could use the Warning Letter against us in competitive sales situations, either of which could adversely affect our business and stock price.

The FDA also regulates the promotion and advertising of our products to ensure that the claims we make are consistent with our regulatory clearances, and that there is scientific data to substantiate the claims. If the FDA determines that any of our promotional claims are not permissible, we may be required to revise our promotional claims or may be subject to enforcement actions.

In addition, we are required to timely file various reports with the FDA and other regulatory authorities, including (i) reports of Corrections and Removals from the market of our devices, and (ii) reports required by the medical device reporting, or MDR, regulations and similar international regulations, which require that we report to regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed timely, sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business.

Our medical devices utilizing radioactive material are subject to the Nuclear Regulatory Commission, or NRC, clearance and approval requirements, and the manufacture and sale of these products are subject to extensive state regulation that varies from state to state. Our manufacture and distribution of medical devices utilizing radioactive material also requires us to obtain a number of licenses and certifications for these devices and materials. Service of these products must also be in accordance with a specific radioactive materials license. In addition, we are subject to a variety of environmental laws regulating our manufacturing operations and the handling, storage, transport and disposal of hazardous materials, and which impose liability for the cleanup of any contamination from these materials.

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

If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face:

•	adverse publicity affecting both us and our customers;

•	increased pressures from our competitors;

•	investigations, notices of non-compliance or Warning Letters;

•	fines, injunctions, and civil penalties;

•	partial suspensions or total shutdown of production facilities, or the imposition of operating restrictions;

•	increased difficulty in obtaining required FDA clearances or approvals;

•	losses of clearances or approvals already granted, or the refusal of future requests for clearance or approval;

•	seizures or recalls of our products or those of our customers;

•	delays in purchasing decisions by customers or cancellation of existing orders;

•	the inability to sell our products; and

•	criminal prosecutions.

Government regulation also may cause considerable delay or even prevent the marketing and full commercialization of future products or services that we may develop, and/or may impose costly requirements on our business.

WE FACE SIGNIFICANT COSTS IN ORDER TO COMPLY WITH FOREIGN LAWS AND REGULATIONS APPLICABLE TO THE MANUFACTURE AND DISTRIBUTION OF OUR PRODUCTS.

Our operations and sales of our products outside the United States are subject to regulatory requirements that vary from country to country, and may differ significantly from those in the United States. In general, our products are regulated outside the United States as medical devices by foreign governmental agencies similar to the FDA. We are also subject to laws and regulations outside the United States applicable to manufacturers of radiation-producing devices and products utilizing radioactive materials, and laws and regulations of general applicability relating to matters such as environmental protection, safe working conditions, manufacturing practices and other matters, in each case that are often comparable, if not more stringent, than regulation in the United States. In addition, our sales of products in foreign countries are subject to regulation of matters such as product standards, packaging requirements, labeling requirements, environmental and product recycling requirements, import restrictions, tariff regulations, duties and tax requirements. In some countries, we rely on our foreign distributors to assist us in complying with foreign regulatory requirements. We may be required to incur significant time and expense in obtaining and maintaining regulatory approvals. Delays in receipt of or failure to receive regulatory approvals, the loss of previously obtained approvals or failure to comply with existing or future regulatory requirements could restrict or prevent us from doing business in the applicable country or subject us to a variety of enforcement actions, which would adversely affect our business.

WE ARE SUBJECT TO FEDERAL, STATE AND FOREIGN LAWS PROHIBITING “KICKBACKS” AND FALSE AND FRAUDULENT CLAIMS WHICH, IF VIOLATED, COULD SUBJECT US TO SUBSTANTIAL PENALTIES. ADDITIONALLY, ANY CHALLENGES TO OR INVESTIGATION INTO OUR PRACTICES UNDER THESE LAWS COULD CAUSE ADVERSE PUBLICITY AND BE COSTLY TO RESPOND TO, AND THUS COULD HARM OUR BUSINESS

The Medicare and Medicaid anti-kickback laws, and several similar state laws, prohibit payments or other remuneration that is intended to induce hospitals, physicians or others either to refer patients or to purchase, lease or order, or arrange for or recommend the purchase, lease or order of healthcare products or services for which payment may be made under federal healthcare programs, such as Medicare and Medicaid. These laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of our products. In particular, these laws will influence, among other things, how we structure our sales offerings, including discounts and rebate practices, customer support, education and training programs, physician consulting, research grants and other service arrangements. These laws are broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances.

Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed. Although we will not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, or through certain other activities, including promoting products for uses not approved by the FDA, which is called off-label promotion. Anti-kickback and false claims laws prescribe civil and criminal penalties, which can be substantial, and potential exclusion from healthcare programs for noncompliance. Moreover, even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could harm our business and results of operations.

In addition, we are subject to similar laws in foreign countries where we conduct business. Within the EU, the control of unlawful marketing activities is a matter of national law in each of the member states of EU. The member states of the EU closely monitor perceived unlawful marketing activity by companies. We could face civil, criminal and administrative sanctions if any member state determines that we have breached our obligations under its national laws. Moreover, industry associations closely monitor the activities of member companies. If these organizations or national authorities were to name us as having breached our obligations under their laws, regulations, rules or standards, our reputation would suffer and our business and financial condition could be adversely affected.

PRODUCT DEFECTS OR MISUSE MAY RESULT IN MATERIAL PRODUCT LIABILITY OR PROFESSIONAL ERRORS AND OMISSIONS CLAIMS, INVESTIGATION BY REGULATORY AUTHORITIES OR PRODUCT RECALLS THAT COULD HARM FUTURE REVENUES AND REQUIRE US TO PAY MATERIAL UNINSURED CLAIMS

Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices and other devices that deliver radiation. Because our products are involved in the intentional delivery of radiation to the human body, other situations where people may come in contact with radiation (for example, when our SIP products are being used to scan cargo), the collection and storage of patient treatment data for medical analysis and treatment delivery, the planning of radiation treatment and diagnostic imaging of the human body, and the diagnosing of medical problems, the possibility for significant injury and/or death exists. Our medical products are used as part of an overall process that takes place within our customers’ facilities and network systems, and under quality assurance, or QA, procedures established by the facility that ultimately result in the delivery of radiation to patients. Additionally, human and other errors or accidents may arise from the fact that our products operate in complex environments with products from other vendors, where interoperability or data sharing protocol may not be optimized even though the equipment or system operate according to specifications. As a result, we may face substantial liability to patients, our customers or others for damages resulting from the faulty or allegedly faulty design, manufacture, installation, servicing, support, testing, interoperability or the misuse of our products. We may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in our products, or the installation, servicing and support of our products. With any accident, we could be subject to legal costs, adverse publicity and damage to our reputation, whether or not our products or services were a factor. Furthermore, adverse publicity regarding accidents or mistreatments involving radiation therapy could adversely impact our business by negatively affecting the reputation of radiation therapy in general, causing patients to question the efficacy of radiation therapy as a viable treatment for cancer and seek other modalities of treatment.

In addition, if a product we designed or manufactured were defective (whether due to design, labeling or manufacturing defects, improper use of the product or other reasons), we may be required to recall the product and notify regulatory authorities. Product recalls may also result in unexpected loss accruals under generally accepted accounting principles in the United States of America, or GAAP, that may cause our quarterly results to fluctuate. The adverse publicity resulting from a recall could cause customers to review and potentially terminate their relationships with us. These recalls, especially if accompanied by unfavorable publicity or cancellation of customer orders and service contracts, could result in our incurring substantial costs and management time, losing revenues and damaging our reputation, each of which would harm our business.

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

THE MARKETS IN WHICH WE COMPETE ARE HIGHLY COMPETITIVE, AND WE MAY LOSE MARKET SHARE TO COMPANIES WITH GREATER RESOURCES OR THE ABILITY TO DEVELOP MORE EFFECTIVE TECHNOLOGIES, OR WE COULD BE FORCED TO REDUCE OUR PRICES

The markets for radiation therapy equipment and software are characterized by rapidly evolving technology, intense competition and pricing pressure. Many of the companies with which our Oncology Systems business competes have greater financial, marketing and other resources than we have. Also, we expect that the rapid technological changes occurring in our markets will lead to the entry of new competitors into our markets, as well as our encountering new competitors as we apply our technologies in new market segments such as stereotactic radiosurgery. Our ability to compete successfully depends, in part, on our ability to provide technologically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, together in a complete package of products and services, and to do so ahead of our competitors. Our ability to compete in the radiation therapy market may be adversely affected when purchase decisions are based solely upon price, because our products are generally sold on a total value to the customer basis. This may occur if hospitals and clinics give purchasing decision authority to group purchasing organizations that focus solely on pricing as the primary determinant in making purchase decisions. In addition, the presence of additional competitors may delay customer purchasing decisions as customers evaluate the products of these competitors along with ours. These delays can extend our sales cycle and therefore adversely affect our net orders and operating results. In our sales of linear accelerator products for radiotherapy and radiosurgery, we compete primarily with Siemens Medical Solutions, Elekta AB, Tomotherapy Incorporated and Accuray Incorporated. With our information and image management, simulation, treatment planning and radiosurgery products, we also compete with a variety of companies, such as Elekta AB, Philips Medical Systems, Computerized Medical Systems, Inc., North American Scientific, Inc., Nucletron B.V. and Siemens Medical Solutions. We also have begun to encounter some competition from providers of hospital information systems. In respect of our BrachyTherapy business, our primary competitor is Nucletron B.V. For the service and maintenance business for our products, we compete with independent service organizations and our customers’ internal service organizations.

The market for X-ray imaging components and subsystems is extremely competitive, with our competitors frequently having greater financial, marketing and other resources than we have. Some of the major diagnostic imaging systems companies, which are the primary OEMs for our X-ray tubes, also manufacture X-ray tubes for use in their own imaging systems products. We must compete with these in-house manufacturing operations that are naturally favored by their affiliated companies. As a result, we must have a competitive advantage in one or more significant areas, which may include lower product cost, better product quality or superior technology and performance. We sell a significant volume of our X-ray tubes to OEMs such as Toshiba Corporation, Hitachi Medical CorporationPhilips Medical Systems and GE Healthcare, all of which have in-house X-ray tube production capability. In addition, we compete against other stand-alone X-ray tube manufacturers such as Comet AG and IAE Industria Applicazioni Elettroniche Spa. These companies compete with us for both the OEM business and the independent servicing business for X-ray tubes. The market for flat panel detectors is also very competitive, and we primarily compete against Perkin-Elmer, Inc., Trixell S.A.S., Canon, Inc. and Hologic, Inc. in our flat panel detector product line.

In our SIP business, including newly acquired BIR, we compete with other OEM suppliers, primarily outside of the United States, and our major competitor in this market is Nuctech Company Limited. The market for our SIP products used for nondestructive testing in industrial application is very small and highly fractured. There is no single major competitor in this nondestructive testing market.

The market for proton therapy products is still in the infancy stages but is characterized by rapidly evolving technology, high competition and pricing pressure. Our ability to compete successfully depends, in part, on our ability to complete the development of our commercial proton therapy system, lower our product costs, develop and provide technologically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, including integration of IGRT technologies such as OBI. In the proton therapy market, we compete principally with Ion Beam Applications S.A., Hitachi Medical Corporation, Siemens Medical Solutions and Still River Systems, Inc. The presence of competitors may delay customer purchasing decisions as customers evaluate the products of these competitors along with ours. In the scientific research instruments market, we compete with other companies as well as the internal engineering and fabrication capabilities in national and international research laboratories. Our competitors in this market include Thales Group, Mitsubishi Electric Corporation, Advanced Energy Systems, Inc. and Ettore Zanon SpA for our radio frequency cavities and linear accelerators; ASG Superconductors SpA, Babcock Noell GmbH, Danfysik AS and Cryogenics Ltd. for our magnet systems, and Oxford Danfysik Beamlines Limited, Kohzu Precision Co., Ltd. and Instrument Design Technology Ltd. for our X-ray beamlines.

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

As radiation therapy becomes more and more complex, our customers are increasingly concerned about the interoperability and compatibility of the various products they use in providing treatment to patients. For example, our linear accelerators, treatment simulators, treatment verification products, treatment planning and information management software products are designed to interoperate with one another, and to be compatible with other widely used third-party radiation oncology products. Obtaining and maintaining this interoperability and compatibility is costly and time-consuming. When third parties modify the design or functionality of their products, it can require us to modify our products to ensure compatibility. Conversely, when we implement design improvements to our products, customers may be reluctant to adopt our new technology due to interoperability issues; for example, a clinic may be unwilling to implement one of our new technologies because its third-party software network provider does not yet have a proper software interface available. In addition, our ability to obtain compatibility with third-party products can depend on the third parties’ providing us with adequate information regarding their products. In many cases, these third parties are our competitors and may time their product changes, and their sharing of relevant information with us, to place us at a competitive disadvantage. Further, we could be required to obtain additional regulatory clearances for any modification of our products due to interoperability issues with the products of third parties. It is also possible that, despite our best efforts, we may be unable to make our products interoperable or compatible with widely used third-party products or may only be able to do so at a prohibitive expense, making our products less attractive or more costly to our customers.

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

We also rely on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title (including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties), to protect our proprietary rights. We cannot assure you that these protections will prove adequate, that agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or be independently developed by others. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We cannot assure you that unauthorized third parties will not use our trademarks. We also have agreements with third parties that license to us certain patented or proprietary technologies. If we were to lose the rights to license these technologies, or our costs to license these technologies were to materially increase, our business would suffer.

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

SINCE WE DEPEND UPON A LIMITED GROUP OF SUPPLIERS, AND IN SOME CASES SOLE SOURCE SUPPLIERS, FOR SOME PRODUCT COMPONENTS, THE LOSS OF A SUPPLIER OR ANY INABILITY TO OBTAIN SUPPLIES OF THESE COMPONENTS COULD REDUCE OUR ABILITY TO MANUFACTURE PRODUCTS, CAUSE MATERIAL DELAYS IN OUR ABILITY TO DELIVER PRODUCTS, OR SIGNIFICANTLY INCREASE OUR COSTS; SHORTAGES OF KEY RAW MATERIALS COULD HAVE A SIMILAR EFFECT

We obtain some of the components and subassemblies included in our products from a limited group of suppliers, or in some cases a single-source supplier. Examples include the source wires for high-dose afterloaders; klystrons for linear accelerators; imaging panels; non-coated array sensors; coating for array sensors for the flat panel detectors; specialized integrated circuits for imaging subassemblies; and some targets, housings and glass bulbs for X-ray tubes. If we lose any of these suppliers or if their operations were substantially interrupted, we would be required to obtain and qualify one or more replacement suppliers, which may then also require us to redesign or modify our products to incorporate new parts and/or further require us to obtain clearance, qualification or certification of such product by the FDA or other applicable regulatory approvals in other countries. Events like these could significantly increase costs for the affected product and likely cause material delays in delivery of that and other related products. Although we have obtained limited insurance to protect against business interruption loss, we cannot assure you that this insurance coverage will be adequate or that it will continue to remain available on acceptable terms, if at all. Additionally, some of these suppliers, including our single-source suppliers, supply components for certain of our growing product lines that are growing rapidly. Manufacturing capacity limitations of any of these suppliers or other inability of these suppliers to meet increasing demand could adversely affect us, resulting in curtailed growth opportunities for any of our product lines. Shortage of and greater demand for components and subassemblies could also increase manufacturing costs by increasing prices. Disruptions or loss of any of our limited- or sole-source components or subassemblies or the capacity limitations of the suppliers for these components or subassemblies, including the ones referenced above, could adversely affect our business and financial results and could damage our customer relationships. In addition, we rely upon the supplies of certain raw materials such as tungsten, lead and copper for Oncology Systems, lead and rhenium for X-ray Products, tungsten for SIP and high-grade steel and high-grade copper for ACCEL. Demand for these raw materials from foreign countries, such as China, has increased dramatically. As a result, the availability of these raw materials has been and may continue to be limited and their prices have increased and may continue to increase significantly. This could constrain our manufacturing of affected products, reduce our profit margins or otherwise adversely affect our business.

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

In addition, our SIP business is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection and customs revenue activities, all of which depend upon government budgets and appropriations that are subject to political changes, which may cause uncertainty and variability in the timing of orders. Thus, orders in any quarter or period are not necessarily directly correlated to the level of sales or revenues in any particular future quarter or period. This unpredictability in orders, sales and revenue timing could cause volatility in our revenues and earnings, and therefore our stock price.

IF WE ARE UNABLE TO PROVIDE THE SIGNIFICANT EDUCATION AND TRAINING REQUIRED FOR THE HEALTHCARE MARKET TO ACCEPT OUR PRODUCTS, OUR BUSINESS WILL SUFFER

In order to achieve market acceptance for our radiation therapy products, we are often required to educate physicians about the use of a new treatment procedure such as IMRT, IGRT, stereotactic radiosurgery or proton therapy, overcome physician objections to some of the effects of the product or its related treatment regimen, convince healthcare payors that the benefits of the product and its related treatment process outweigh its costs and help train qualified physicists in the skilled use of our products. For example, the complexity and dynamic nature of IMRT and IGRT requires significant education of hospital personnel and physicians regarding the benefits of IMRT and IGRT and the required departures from their customary practices. Further, the complexity and high cost of proton therapy requires similar significant education, as well as education regarding construction and facility requirements. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of IMRT, IGRT, stereotactic radiosurgery and proton therapy generally and to encourage acceptance and adoption of our products for IMRT, IGRT, stereotactic radiosurgery and proton therapy. The timing of our competitors’ introduction of products and the market acceptance of their products may also make this educational process more difficult. We cannot be sure that any products we develop will gain any significant market acceptance and market share among physicians, patients and healthcare payors, even if the required regulatory approvals are obtained.

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

Our success will depend, in part, on our ability to expand our product offerings and grow our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, as a strategy to achieve quicker time to market for new products or technology, or to enter new markets, we may determine to grow our business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, in fiscal year 2007 we acquired ACCEL, a privately-held German supplier of scientific research instruments and proton therapy systems for cancer treatment, and BIR, a privately-held supplier of X-ray imaging products for security and inspection. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, the completion of an acquisition could divert our management and key personnel from our business operations, which could harm our business and affect our financial results. Furthermore, even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products or technologies or employees into our operations, or may not be able to realize some of the synergies expected from an acquisition. The process of integration could be expensive, time-consuming and may strain our resources. For example, we may encounter challenges in the commercialization of new products and may have to invest more than originally anticipated in order to do so, as we are experiencing with ACCEL’s proton therapy systems. These additional expenditures could be significant and could cause our results of operations to suffer. In many instances, integrating a new business will also involve implementing or improving internal controls appropriate for a public company at a business that lacks them. In addition, we may be unable to retain the employees of acquired companies, or the acquired company’s customers, suppliers, distributors or other partners for a variety of reasons, including the fact that these entities may be our competitors or may have close relationships with our competitors. Further, we may find that we need to restructure acquired businesses, and we cannot be certain that the restructuring activities will produce the full efficiencies and benefits we expect. Consequently, we may not achieve anticipated growth or other benefits from an acquisition, which could harm our existing business. In addition, acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges such as in-process research and development, any of which could harm our business and affect our financial results.

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

THE ACQUISITION OR DEVELOPMENT OF NEW LINES OF BUSINESS MAY SUBJECT US TO ADDITIONAL RISKS

From time to time, we may acquire or develop new lines of business, such as proton therapy. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. Risks include developing knowledge of and experience in the new business, recruiting professionals to manage the new business lines, increasing research and development expenditures, and developing and capitalizing on new marketing relationships with experienced market participants. Each new business may require the investment of additional capital and the significant involvement of our senior management to acquire or develop, then integrate, the new line of business into our operations. Initial timetables for the introduction and development of new lines of business may not be achieved and price and profitability targets may not prove feasible, as new products can carry lower gross margins. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact whether implementation of a new line of business will be successful. Failure to successfully manage these risks in the development and implementation of new lines of business could materially and adversely affect our business, results of operations and financial condition.

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

We have experienced and expect in the future to experience fluctuations in our operating results, including net orders, revenues and gross margins. Many of our products require significant capital expenditures by our customers. Accordingly, individual product orders can be quite large in dollar amounts, which can extend the customer purchasing cycle. We have experienced this with our IGRT products, and expect this to extend to our proton therapy and scientific research instruments products because of the high cost of the equipment and the complexity of project financing. We also expect that orders (and related revenues) for ACCEL scientific research instruments products will vary as they are tied primarily to large, government or national laboratory research projects. Timing of order placement from customers, including those in the government or public sector, and their willingness to commit to purchase products are inherently difficult to predict or forecast. In addition, some of our more sophisticated equipment, such as IGRT and proton therapy products, requires greater site preparation and longer construction cycles, which can delay installation. For proton therapy products, this can delay the customer decision cycles even further. The timing of when individual orders are placed, installation is accomplished and the revenues recognized could have an effect our quarterly results.

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

•	delay in the installation and/or acceptance of a product; or

•	a change in a customer’s financial condition or ability to obtain financing.

Our quarterly operating results may also be affected by a number of other factors, including:

•	changes in our or our competitors’ pricing or discount levels;

•	changes or anticipated changes in third-party reimbursement amounts or policies applicable to treatments using our products;

•	revenues becoming affected by seasonal influences;

•	timing of revenue recognition;

•	changes in foreign currency exchange rates;

•	changes in the relative portion of our revenues represented by our various products, including the relative mix between higher margin and lower margin products;

•	changes in the relative portion of our revenues represented by the international region;

•	timing of the announcement, introduction and delivery of new products or product enhancements by us and by our competitors;

•	disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services;

•	changes in the general economic conditions in the regions in which we do business;

•	the possibility that unexpected levels of cancellations of orders may affect certain assumptions upon which we base our forecasts and predictions of future performance;

•	the impact of changing levels of sales to sole purchasers of certain of our X-ray products;

•	the unfavorable outcome of any litigation;

•	misleading information in the financial community; and

•

accounting adjustments, such as those relating to accounting reserves for product recalls, reserves for excess and obsolete inventories, share-based compensation expense as required under SFAS 123(R) and adoption of new accounting pronouncements.

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

THE FINANCIAL RESULTS OF OUR PROTON THERAPY AND RESEARCH INSTRUMENTS BUSINESS MAY FLUCTUATE AND BE UNPREDICTABLE

The proton therapy and scientific research instruments projects of our ACCEL business are highly customized and vary in size and complexity. Planning for these projects will take more time and use more resources than those in the radiotherapy business conducted in our Oncology Systems segment. Due to its relatively large scale, the construction of a proton therapy facility requires significant capital investment and may involve complex project financing. If we are required to establish special purpose entities to finance and manage a proton therapy project, we may be required to consolidate these special purpose entities in our financial statements, or guarantee performance and assume liabilities that are in excess of the project value, which could negatively impact our financial results. In the scientific research instruments market, projects are generally publicly funded, and decisions on new projects or project upgrades are subject to public and political factors. Therefore, sales and customer decision cycles may take several years. As a result, the timing of proton therapy and scientific research instruments projects may vary significantly from period to period, and our operating results and stock price may be adversely affected.

In addition, many of the components used in proton therapy equipment require a long lead time, which may translate into an increase in our levels of inventory. This may cause fluctuations in the operating results of our Proton Therapy and Research Instruments business that may make it difficult to predict our operating results and to compare our financial results from period to period. This could have an adverse effect on our stock price.

Moreover, entrance into the proton therapy and scientific research instruments business may subject us to increased risk and potential liability. For example, because proton therapy projects are large in scale and require detailed project planning, failure to deliver on our commitments could result in greater than expected liabilities, as we could be required to indemnify business partners and customers for losses suffered or incurred if we are unable to deliver our products in accordance with the terms of customer contracts. These indemnification arrangements would be limited to a percentage of the value of the project; however, due to the high dollar value of proton therapy projects, the liability that we would assume may nevertheless be substantial. Additionally, while the proton therapy market is still developing and technology efficacy of proton therapy as an accepted treatment modality being established, customers are requesting that the systems vendor, as the primary technology provider, provide guarantees for and suffer penalties in relation to the overall construction project. Since each proton therapy center project may cost up to $100 million, the amount of potential liability may be higher than the levels historically assumed by us for our traditional radiation therapy business. Insurance covering these contingencies may be unobtainable. If we cannot reasonably mitigate or eliminate these contingencies, our ability to competitively bid upon proton center projects will be negatively impacted and we may be required to assume material amounts of potential liability, all of which may have adverse consequences to our Proton Therapy business. In addition, we have encountered and may encounter additional challenges in the commercialization of the proton therapy products, which may increase our research and development costs and delay the introduction of our products. This and other unanticipated events could adversely affect our business and make our results of operations unpredictable.

WE PLAN TO UPGRADE AND MODIFY OUR ENTERPRISE RESOURCE PLANNING AND OTHER KEY SOFTWARE APPLICATIONS, WHICH COULD CAUSE UNEXPECTED PROBLEMS TO OCCUR AND COULD DISRUPT THE MANAGEMENT OF OUR BUSINESS.

We plan to upgrade and modify the enterprise resource planning, or ERP, system used for our worldwide operations, as well as other key software applications used in our global operations. Our ERP system is integral to our ability to accurately and efficiently maintain our books and records, record transactions, manage our personnel records, provide critical information to our management and prepare our financial statements. The planned upgrade involves some process re-engineering, and may eventually become more costly, difficult and time-consuming to purchase and implement than we currently anticipate. In addition, we may encounter unexpected difficulties, costs or other challenges with this upgrade and any modifications, any of which may disrupt our business. Corrections and improvements may be required as we upgrade and modify our systems, procedures and controls, and could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources. If we fail to manage these changes effectively, it could adversely affect our ability to manage our business and, as a further consequence, affect our operating results.

WE HAVE ENTERED INTO A CREDIT FACILITY AGREEMENT THAT RESTRICTS CERTAIN ACTIVITIES AND FAILURE TO COMPLY WITH THIS AGREEMENT MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS, LIQUIDITY AND FINANCIAL POSITION.

We maintain a revolving credit facility that contains restrictive financial covenants, including financial covenants that require us to maintain compliance with specified financial ratios. We may have to curtail some of our operations to maintain compliance with these covenants. In addition, our revolving credit facility contains other affirmative and negative covenants that could restrict our operating and financing activities. These provisions limit our ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets and pay dividends, and consummate certain mergers or acquisitions. Because of the restrictions on our ability to create or assume liens, we may have difficulty securing additional financing in the form of additional indebtedness. Furthermore, if we fail to comply with these covenants, requirements or any other provision of the credit facility, we may be in default under the credit facility, and we cannot assure you that we will be able to obtain the necessary amendments or waivers of a default. Upon an event of default under our credit facility not otherwise amended or waived, the lender could elect to declare all amounts outstanding under our revolving credit facility, together with accrued interest, to be immediately due and payable. If the payment of our indebtedness is accelerated, we cannot assure you that we will be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if we were to obtain additional financing, that financing may be on unfavorable terms.

CHANGES IN INTERPRETATION OR APPLICATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES MAY ADVERSELY AFFECT OUR OPERATING RESULTS

We prepare our financial statements to conform with GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the Securities and Exchange Commission and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. In addition, as our operations evolve over time, we may introduce new products or new technologies that require us to apply different accounting principles, including those regarding revenue recognition, than we had applied in past periods. For example, if we develop products that contain more software components, we may be required to recognize revenue for the software components separately from the hardware components and in accordance with software revenue recognition rules, which could delay recognition of some revenue. Additionally, while we recognize revenue for many of our Oncology Systems products in accordance with Staff Accounting Bulletin No. 104 Revenue Recognition and SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Agreements, we recognize revenues using the percentage-of -completion method for certain contracts for products and services in the Proton Therapy and Research Instruments businesses and certain products and services in the SIP business, in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Product Type Contracts, which will affect the timing of revenue recognition. Under the percentage-of-completion method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. If a loss is expected on a contract, the estimated loss would be charged to cost of sales in the period the loss is identified. Because the percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning dollar amounts to relevant accounting periods, and because the estimates must be periodically reviewed and appropriately adjusted, if our estimates are not accurate or circumstances change over time, we would be required to adjust revenues or even record a contract loss, and our financial results could suffer. While we currently apply the percentage-of-completion method of accounting to certain contracts for products and services in the Proton Therapy and Research Instruments businesses and certain products and services in the SIP business, we could be required to apply them to other businesses in the future. The application of different types of accounting principles and related potential adjustments may make it more difficult to compare our financial results from quarter to quarter, and the trading price of our common stock could suffer or become more volatile as a result.

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

In addition, we may be required to incur significant additional costs to comply with future changes in existing environmental laws and regulations or new laws and regulations. For example, several countries, including many in the EU, are requiring medical equipment manufacturers to bear some or all of the cost of product disposal at the end of the products’ useful life, thus creating increased costs for our operations. The EU has also adopted a directive that may require the adoption of restrictions on the use of some hazardous substances in certain of our products sold in the EU. This directive could create increased costs for our operations. All of these costs, and any future violations or liability under environmental laws or regulations, could have a material adverse effect on our business.

AS A STRATEGY TO UTILIZE OUR AVAILABLE CASH TO BETTER ASSIST OUR SALES EFFORTS, WE OFFER EXTENDED PAYMENT TERMS, WHICH MAY POTENTIALLY RESULT IN HIGHER DSO AND GREATER PAYMENT DEFAULTS

We offer longer or extended payment terms for qualified customers in some circumstances. During fiscal year 2007, customer contracts with longer or extended payment terms amounted to approximately 3% of total Oncology Systems revenues. While we qualify customers to whom we offer longer or extended payment terms, we cannot assure you that the financial positions of these customers will not change adversely over the longer time period given for payment. In such an event, we may experience an increase in payment defaults in our accounts receivable, which will affect our net earnings. Also, longer or extended payment terms have and may in the future result in an increase in our days sales outstanding.

OUR OPERATIONS ARE VULNERABLE TO INTERRUPTION OR LOSS DUE TO NATURAL DISASTERS, POWER LOSS, STRIKES AND OTHER EVENTS BEYOND OUR CONTROL, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS

We conduct a significant portion of our activities including manufacturing, administration and data processing at facilities located in the State of California and other seismically active areas that have experienced major earthquakes in the past, as well as other natural disasters. We carry limited earthquake insurance. This coverage may not be adequate or continue to be available at commercially reasonable rates and terms. A major earthquake or other disaster affecting our facilities, or those of our suppliers, could significantly disrupt our operations, and delay or prevent product manufacture and shipment during the time required to repair, rebuild or replace our or our suppliers’ manufacturing facilities; these delays could be lengthy and result in large expenses. If any of our customers’ facilities are adversely affected by a natural disaster, shipments of our products could be delayed even further. In addition, our facilities, particularly those located in the western states of the United States, may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. Further, our products are typically shipped from a limited number of ports, and any natural disaster, strike or other event blocking shipment from these ports could delay or prevent shipments and harm our business.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of September 28, 2007, we owned or leased a total of approximately 1.7 million square feet of floor space for our office, manufacturing, research and development and other services worldwide. Our executive offices and our Oncology Systems management and some of our Oncology Systems manufacturing facilities are located in Palo Alto, California on 30 acres of land under leaseholds which expire in 2056. We own these facilities which contain 248,902 square feet of aggregate floor space. We also own 47,037 square feet of floor space and 2 acres of land in Crawley, England, and own 139,697 square feet of space which reside on 5 acres of land under a leasehold in Beijing, China that expires in 2056. Our X-ray Products business segment is located in our facilities in Salt Lake City, Utah, where we own 38 acres of land and 340,812 square feet of floor space. In Las Vegas, Nevada, we own 147,071 square feet of floor space and 8 acres of land for our SIP manufacturing, Oncology Systems customer services and support operations. One Las Vegas building and land were pledged as collateral against loans with a balance of $6.4 million at September 28, 2007. The Ginzton Technology Center is located in Mountain View, California under a land and improvements lease that expires in 2009. The balance of our facilities are leased.

Except for our China facility, which was recently completed in July 2007, we are utilizing substantially all of our currently available productive space to develop, manufacture, service and market our products. We believe that our facilities and equipment generally are well maintained, in good operating condition and adequate for present operations.

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

From time to time, we are involved in other legal proceedings arising in the ordinary course of our business and, from time-to-time, acquired as part of business acquisitions that we make. While we cannot be certain about the ultimate outcome of any litigation, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on our business.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “VAR.” The following table sets forth the high and low sales prices for our common stock as reported in the consolidated transaction reporting system for the NYSE in fiscal years 2007 and 2006.

	High	Low
Fiscal Year 2007
First Quarter	$56.00	$46.77
Second Quarter	$50.21	$44.01
Third Quarter	$49.04	$39.45
Fourth Quarter	$45.23	$37.30

Fiscal Year 2006
First Quarter	$52.92	$36.55
Second Quarter	$61.70	$48.40
Third Quarter	$57.97	$42.33
Fourth Quarter	$54.79	$41.10

Since the spin-offs and becoming Varian Medical Systems, Inc., we have not paid any cash dividends on our common stock. We have no current plan to pay cash dividends on our common stock, and will review that decision periodically. Further, our existing unsecured term loan and revolving credit facility agreements contain provisions that limit our ability to pay cash dividends. Specifically, dividends would not be permitted to the extent such dividend would exceed $250,000,000 or, when aggregated with other transactions such as stock repurchases, acquisitions, certain investments and dispositions, exceed the Company’s earnings before tax, depreciation and amortization, or if our consolidated tangible net worth falls below certain net equity covenant limits. See Note 6 “Line of Credit” of the Notes to the Consolidated Financial Statements for more information on our revolving credit facility.

As of November 19, 2007, there were approximately 3,323 holders of record of our common stock.

PERFORMANCE GRAPH

This graph shows the total return on Varian Medical Systems, Inc. common stock and certain indices from September 27, 2002 until the last day of fiscal year 2007.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

AMONG VARIAN MEDICAL SYSTEMS, INC.,

THE S & P MIDCAP 400 INDEX, THE S&P 500 INDEX AND

THE S & P HEALTHCARE EQUIPMENT INDEX

*	$100 invested on 9/27/02 in stock or on 9/30/02 in index-including reinvestment of dividends. Indexes calculated on month-end basis.

Varian Medical Systems, Inc. was added to the S&P 500 index in fiscal year 2007. Previously, Varian Medical Systems, Inc. was included in the S&P MidCap 400 index.

	9/27/02	9/26/03	10/1/04	9/30/05	9/29/06	9/28/07
Varian Medical Systems, Inc.	100.00	129.69	158.61	180.91	244.46	191.80
S&P Midcap 400	100.00	126.81	149.07	182.10	194.05	230.45
S&P 500	100.00	124.40	141.65	159.01	176.17	205.13
S&P Health Care Equipment	100.00	128.31	159.18	157.71	152.06	182.68

The performance graph and related information shall not be deemed to be soliciting material or to be “filed” with the SEC or to be deemed to be incorporated by reference to any filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.

Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 30, 2007—July 27, 2007	597,900	$43.53	597,900	402,100
July 28, 2007—August 24, 2007	1,402,100	$41.79	1,402,100	11,000,000
August 25, 2007—September 28, 2007	—		—	11,000,000

Total	2,000,000	$42.31	2,000,000

On November 20, 2006, we announced that our Board of Directors had authorized the repurchase of up to 4,500,000 shares of our common stock over the period through September 28, 2007. As of September 28, 2007, all shares under this authorization had been repurchased. On July 24, 2007, our Board of Directors approved the repurchase of an additional 12,000,000 shares of our common stock over a period beginning on July 30, 2007 through December 31, 2008. As of September 28, 2007, 11,000,000 shares remained available for repurchase under the July 2007 authorization. We expect repurchases will be made in accordance with Rule 10b-18 and include a plan designed to satisfy the Rule 10b5-1 safe harbor. Shares will be retired upon repurchase.

Item 6.    Selected Financial Data

We derived the following selected financial data from our audited consolidated financial statements for the last five fiscal years from September 28, 2002 to September 28, 2007. The following financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and the MD&A included elsewhere herein.

Summary of Operations:

	Fiscal Years
(In millions, except per share amounts)	2007	2006	2005	2004	2003
Revenues	$1,776.6	$1,597.8	$1,382.6	$1,235.5	$1,041.6
Earnings from operations before taxes	342.5	318.7	308.3	258.0	200.6
Taxes on earnings(1)	103.0	75.1	101.7	90.3	70.2

Earnings from continuing operations	239.5	243.6	206.6	167.7	130.4
Earnings from discontinued operations, net of taxes(2)	—	1.5	—	—	—

Net earnings(1)(3)	$239.5	$245.1	$206.6	$167.7	$130.4

Net earnings per share—Basic(1)(3)(4)
Continuing operations	$1.88	$1.86	$1.56	$1.23	$0.96
Discontinued operations(2)	—	0.01	—	—	—

Net earnings per share	$1.88	$1.87	$1.56	$1.23	$0.96

Net earnings per share—Diluted(1)(3)(4)
Continuing operations	$1.83	$1.80	$1.50	$1.18	$0.92
Discontinued operations(2)	—	0.01	—	—	—

Net earnings per share	$1.83	$1.81	$1.50	$1.18	$0.92

Financial Position at Fiscal Year End:
Working capital	$378.5	$512.1	$473.0	$434.2	$406.1
Total assets	1,684.4	1,511.8	1,317.4	1,180.6	1,063.5
Long-term debt (including current maturities)	49.4	57.3	60.0	58.5	58.5
Short-term borrowings	41.0	—	—	—	—
Stockholders’ equity	821.5	797.3	659.0	624.2	573.7

(1)	During fiscal year 2006, we repatriated approximately $128 million in foreign earnings pursuant to the American Jobs Creation Act of 2004 and recorded a $12 million net tax benefit. We also recorded a net tax benefit of $7.2 million in fiscal year 2006 related to adjustments of certain prior years’ state and federal temporary differences.

(2)	In fiscal year 1995, Varian Associates, Inc. completed the sale of its Electron Devices business segment. The transaction was accounted for as discontinued operations. In fiscal year 2006, the Company recognized a pre-tax gain from discontinued operations of $2.5 million and a related tax expense of $1.0 million. The net gain of $1.5 million resulted from the release of a reserve for certain contingencies associated with the Electron Devices business segment. Following release of that reserve, the Company no longer had any asset or liability related to discontinued operations.

(3)	For fiscal years 2007 and 2006, net earnings included share-based compensation expense, net of taxes, of $29.7 million and $26.9 million, under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. For fiscal years 2005, 2004, and 2003, net earnings included share-based compensation expense related to restricted stock, net of taxes, of $0.7 million, $0.8 million and $0.8 million, respectively, which were recorded under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. See Note 12 “Employee Stock Plans” of the Notes to the Consolidated Financial Statements.

(4)	On June 14, 2004, our Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. The distribution of the shares was made on July 30, 2004 to stockholders of record as of June 30, 2004. All references to the number of shares and per share amounts of our common stock have been retroactively restated to reflect the increased number of shares resulting from the two-for-one stock split.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In fiscal year 2007, total revenues increased 11% to $1.8 billion and net orders increased 14% to $2.1 billion over fiscal year 2006 revenues. Fiscal year 2007 was a challenging year for Oncology Systems where net orders remained relatively flat in the first half of fiscal year and improved by 11% in the second half of the fiscal year compared to the same periods of fiscal year 2006. For fiscal year 2007, Oncology Systems revenues grew 8% and net orders increased by 7% from the prior year levels, primarily driven by growth in demand for IGRT products. Both revenues and net orders in the X-ray Products segment increased by 13% in fiscal year 2007 from 2006 primarily due to increased demand for our high power, anode grounded CT scanning tubes and flat panel detectors. In fiscal year 2007, our businesses in the “Other” category grew revenues by 135% and net orders by 292% over fiscal year 2006 primarily due to contributions from our acquisitions of ACCEL Instruments GmbH, or ACCEL, and strong growth in our SIP business (which includes the recently acquired Bio-Imaging Research, Inc., or BIR).

Backlog at September 28, 2007, including ACCEL and BIR, was up 21% to $1.7 billion from the total at the end of the prior year. Net earnings per diluted share were $1.83 in fiscal year 2007, compared to $1.81 in fiscal year 2006 when we had a $0.16 per diluted share benefit from discrete tax events and discontinued operations. The acquisitions of ACCEL and BIR reduced net earnings per diluted share by $0.06 for fiscal year 2007.

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

In fiscal year 2007, Oncology Systems reported a weak net order growth of 2% in the first half of fiscal year 2007 over the same year-ago period. For the full fiscal year 2007, total net orders grew 7% over fiscal year 2006 with an increase in North America of 5% and an increase in the international region of 9%. The increase in both the North American and international regions reflected continued growth in demand for IGRT products and service contracts. Nearly all of our high energy accelerators ordered in North America and over 70% of high energy accelerators ordered worldwide during fiscal year 2007 were ordered with our On-Board Imager product, or OBI, which enables IGRT. As of September 28, 2007, we had more than 630 installations of OBI on our high-energy and Trilogy™ accelerators, either complete or in progress. However, the net order growth in fiscal year 2007 for IGRT in both the North American and the international regions was significantly offset by declines in other product lines, including IMRT upgrades and brachytherapy products.

Since a portion of our orders are shipped within one year of the placement of the order, the weak net order growth in the first half of fiscal year 2007, as well as customer-requested delays for product deliveries, contributed to the lower growth in Oncology Systems revenues for fiscal year 2007 of 8% over the prior year, with an increase in North American revenues of 7% and an increase in international revenues of 9%. Oncology Systems revenue growth was primarily due to growth in our accessory products that enable IGRT (including our OBI), our Trilogy linear accelerators and service contracts, partially offset by declines in revenues from our high energy linear accelerators and other non-IGRT products such as IMRT upgrades, simulators and brachytherapy products. Gross margin in fiscal year 2007 decreased by about 0.6 percentage points from fiscal year 2006 due principally to the effect of hedging foreign currency denominated sales contracts when the orders were booked to protect the gross profit dollars. While the weakening of the U.S. dollar positively affected our revenues, it had a negative impact on our gross margin percentage.

We continue to believe that demand for our products that enable IGRT will remain strong as North America has adopted IGRT technology as a standard of care for radiation therapy and radiosurgery and the international regions have shown increased demand for IGRT products. Since late fiscal year 2006, our international regions have experienced a slowdown in demand for radiotherapy capital equipment for IMRT after several years of strong international growth driven by the rapid adoption of IMRT technology. We believe regional fluctuations in demand are consistent with a historical pattern where the international regions and North America region have different cycles of demand and technology adoption. We are, however, seeing a faster adoption rate among the technology early adopters for IGRT as compared to IMRT, which may lead to more compressed growth phase cycles. Also, we are seeing greater variability in the length of the customer purchasing cycle, which we believe results from a more complex decision making process associated with large dollar value of transactions for more sophisticated IGRT and surgical equipment. This also may result in greater fluctuation in our net orders and revenue results.

Our success in Oncology Systems largely depends upon our ability to retain leadership in technological innovation, the cost effectiveness of our products, the efficacy of our treatment technology and external economic influences. Factors affecting the adoption rate of new technologies such as IGRT could include more-widely demonstrated efficacy of IGRT and our internal efficiency in design, documentation and testing, deployment and installation. They may also include customer training, reimbursement and our ability to educate customers about the cost effectiveness of our new technologies and clinical outcome advantages. External economic influences could include hospital financial strength in the United States, foreign currency exchange rates, governmental healthcare policies, significant changes to Medicare and Medicaid reimbursement rates for radiotherapy procedures and government budgeting and tendering cycles.

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

In fiscal year 2007, increased demand for our high power, anode grounded CT scanning tubes and flat panel detectors contributed to the solid net orders and revenues growth over fiscal year 2006. Gross margin for this business segment also improved significantly driven by leverage from higher sales volume, product mix shift towards high margin products and cost reduction efforts.

We continued to make investments in the X-ray Products business. We completed the expansion of our Salt Lake City, Utah, facility where our flat panel product line is manufactured. In addition, in fiscal years 2006 and 2007, we invested $36.8 million into dpiX Holding LLC, or dpiX Holding, to help fund the acquisition and construction by dpiX Holding (through its subsidiary, dpiX LLC) of a new $92 million Gen 4 fabrication facility in Colorado where the next generation of amorphous silicon arrays will be produced. dpiX LLC is a key supplier of amorphous silicon arrays for our flat panel detector products and we are a 40% equity owner in dpiX Holding. The Colorado facility should be in production in the second half of 2009.

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

Other.    The “Other” category is comprised of our SIP business (including BIR, our recent acquisition), the ACCEL Proton Therapy and Research Instruments business and the operations of the Ginzton Technology Center, or GTC (see Note 15 “Segment Information” of the Notes to the Consolidated Financial Statements within this Annual Report on Form 10-K).

SIP designs, manufactures, sells and services Linatron® X-ray accelerators for security and inspection purposes, such as cargo screening, border protection and nondestructive examination for a variety of applications. The SIP business had exceptional growth in net orders and revenues in fiscal year 2007 over the prior year. We are beginning to see wider deployment of our Linatron X-ray accelerators for cargo screening as customers are starting to place orders for multiple units. Orders from both the North American and international regions contributed to this growth.

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

In January 2007, we acquired ACCEL, a privately-held supplier of scientific research instruments and proton therapy systems for cancer treatment, the performance for which we report under the “Other” category. In September 2007, we completed the purchase price allocation of ACCEL related to a contingency that was associated with an unresolved lawsuit, existing at the time of the acquisition. As part of the settlement of this lawsuit, we agreed to perform under a contract for a fixed price. From January to September 2007, we were gathering information related to the expected cost of satisfying this contract commitment and completed its assessment as of September 28, 2007. As a result, we recorded an additional loss related to this contingency of €25.6 million, or approximately $36.1 million, in “Accrued Liabilities” and a reduction to net deferred tax liabilities of $2.7 million, with a corresponding net increase in goodwill of approximately $33.4 million. The final purchase price allocation of ACCEL includes a total contingent loss accrual of €28.3 million, or approximately $40 million. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases subsequent to September 28, 2007, the variances will be recognized in the Consolidated Statement of Earnings in the periods these variances arise.

In order to realize the full potential of the ACCEL business, we expect to invest substantial resources to properly commercialize ACCEL’s advanced proton technology and to build a new medical business. Therefore, we expect ACCEL will continue to be dilutive to our net earnings per diluted share in fiscal year 2008. Additionally, orders and revenues for our proton therapy products, as well as for our ACCEL Research Instruments business, may be affected by a number of factors. Proton therapy facilities are relatively large scale construction projects and require significant capital investment and may involve complex project financing. The customer decision cycle for a proton therapy project is very long and orders for proton therapy systems generally include many contingencies, which need to be resolved before we book an order. Therefore, we do not expect to book any orders for proton therapy systems in the short term. The ACCEL Research Instruments business is driven by a few large projects in the billion-dollar range and an increasing number of national accelerator projects ranging from one to five hundred million dollars. As the research projects in this market are all publicly funded, decisions on new projects or project upgrades are subject to public and political factors. While it appears that there is relatively steady growth in the number and volume of these research projects worldwide, the timing of these research projects may vary significantly. Therefore, ACCEL engineering and manufacturing resources will fluctuate over time as they adapt to the resource requirements of these research projects. Consequently, orders and revenues for ACCEL may be unpredictable and fluctuate.

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

Revenue Recognition

We frequently enter into sales arrangements with customers that contain multiple elements or deliverables such as hardware, software and services. Judgments as to the allocation of the proceeds received from an arrangement to the multiple elements of the arrangement, the determination of whether any undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition are critical in respect to these arrangements to ensure compliance with GAAP. In addition, the amount of product revenues recognized is affected by our judgments as to whether objective and reliable evidence of fair value exists for hardware products and vendor-specific objective evidence of the fair value for software products in arrangements with multiple elements. Changes to the elements in an arrangement and the ability to establish objective and reliable evidence of fair value or vendor-specific objective evidence of the fair value for those elements could affect the timing of revenue recognition. Revenue recognition also depends on the timing of shipment and is subject to customer acceptance and the readiness of customers’ facilities. If shipments are not made on scheduled timelines or if the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations. In addition, revenues related to contracts for certain proton therapy and scientific research instruments products and services, as well as certain SIP products offered by the BIR business, are recognized under the percentage of completion method. Under the percentage-of-completion method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. If a loss is expected on a contract, the estimated loss would be charged to cost of sales in the period the loss is identified. Because the percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods, and because the estimates must be periodically reviewed and appropriately adjusted, if our estimates prove to be inaccurate or a contract is later terminated, we may be forced to adjust revenues or even record a contract loss in later periods.

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

We evaluate goodwill and purchased assets with indefinite lives for impairment annually in accordance with SFAS 142 “Goodwill and Other Intangible Assets.” The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. We determine the fair value of our reporting units based on the present value of estimated future cash flows of the reporting units. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal years or more frequently if indicators of potential impairment arise. We performed such evaluations for the two reporting units that carried goodwill in the fourth quarter of fiscal year 2006, Oncology Systems and X-ray Products, and found no impairment. In the fourth quarter of fiscal year 2007, we performed goodwill impairment testing for the four reporting units that carried goodwill, Oncology Systems, X-ray Products, ACCEL and SIP, and found no impairment.

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

Defined Benefit and Post-Retirement Benefit Plans

We sponsor six defined benefit pension plans in Germany, Japan, Switzerland and the United Kingdom covering the employees who meet the applicable eligibility requirements. In July 2007, we made changes to the defined benefit plan in the United Kingdom by which we terminated the accrual of additional benefits for existing participants and suspended the enrollment of new participants. We also sponsor a post-retirement benefit plan that provides healthcare benefits to certain eligible retirees in the United States. We do not have any defined benefit pension plan in the United States. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to those plans for which the benefit is actuarially determined. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases and healthcare cost increases, which we determine within certain guidelines. In addition, we also use subjective factors, such as withdrawal and mortality rates, to calculate the expense and liability. The actuarial assumptions we use are long-term assumptions and may differ materially from actual experience particularly in the short term due to changing market and economic conditions and changing participant demographics. These differences may have a significant impact on the amount of pension expense we recorded.

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

Earnings derived from our international regions are generally taxed at rates lower than U.S. rates. Our effective tax rate is impacted by existing tax laws in both the United States and in the respective countries in which our international subsidiaries do business. In addition, a decrease in the percentage of our total earnings from our international regions, or a change in the mix of international regions among particular tax jurisdictions, could increase our effective tax rate. Also, our current effective tax rate does not assume U.S. taxes on undistributed profits of certain foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes should they either be deemed or actually remitted to the United States.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109. The provisions are effective beginning in the first quarter of fiscal year 2008. See Note 1 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements within this Annual Report on Form 10-K for further discussion.

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2007 comprised the 52-week period ended on September 28, 2007. Fiscal year 2006 comprised the 52-week period ended on September 29, 2006 and fiscal year 2005 was the 52-week period ended on September 30, 2005.

Discussion of Financial Data for Fiscal Years 2007, 2006 and 2005

Total Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2007	% Change	2006	% Change	2005
Product	$1,448	8%	$1,342	16%	$1,162
Service Contracts and Other	329	29%	256	16%	221

Total Revenues	$1,777	11%	$1,598	16%	$1,383

Product as a percentage of total revenues	81%		84%		84%
Service Contracts and Other as a percentage of total revenues	19%		16%		16%

Revenues by region
North America	$869	8%	$807	11%	$730

Europe	545	21%	450	17%	385
Asia	283	11%	255	23%	208
Rest of world	80	(7)%	86	44%	60

Total International(1)	908	15%	791	21%	653

Total	$1,777	11%	$1,598	16%	$1,383

North America as a percentage of total revenues	49%		51%		53%
International as a percentage of total revenues	51%		49%		47%

(1)	We consider international revenues to be revenues outside of North America.

Total revenues increased in fiscal years 2007 and 2006 over the respective prior years primarily due to increases in Oncology Systems revenues in each year, as well as contributions from the X-ray Products business segment and the “Other” category, which in fiscal year 2007 included the acquired businesses of ACCEL and BIR. The increase in total revenues in fiscal years 2007 and 2006 over the respective prior year periods was primarily due to the growth in product revenues, and to a lesser extent, an increase in service contracts and other revenues.

Oncology Systems and the X-ray Products business segments, as well as our businesses in the “Other” category, contributed to the growth in product revenues in fiscal years 2007 and 2006 over the year-ago periods. Product revenues grew less in fiscal year 2007 than in fiscal year 2006 over their respective prior year periods primarily due to slower product revenue growth in Oncology Systems.

In fiscal years 2007 and 2006, Oncology Systems and our businesses in the “Other” category contributed to the increase in service contracts and other revenues over the prior years. In fiscal year 2007, service contracts and other revenues grew at a higher rate than product revenues primarily due to the increase in Oncology Systems service contract revenues, as well as the contribution from ACCEL. The growth in Oncology Systems service contracts revenues, aided by the inclusion of ACCEL contract revenues, caused our service contracts and other revenues to represent a higher percentage of total revenues. In fiscal year 2006, the growth in Oncology Systems service contracts revenues was the primary contributor to the increase in total service contracts and other revenues over fiscal year 2005.

International revenue growth exceeded the North American revenue growth in fiscal years 2007 and 2006 over the respective prior years and, in fiscal year 2007, for the first time international revenues represented more than half of our worldwide revenues. In fiscal year 2007, both business segments and our businesses in the “Other” category contributed to the revenue growth in all geographic regions, except for the rest of the world region where Oncology Systems revenues declined. In fiscal year 2006, Oncology Systems revenue growth was the primary contributor to the increases in revenue in all geographic regions over the prior year, with X-ray Products revenue growth contributing to a lesser extent.

Oncology Systems Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2007	% Change	2006	% Change	2005
Product	$1,145	5%	$1,088	16%	$942
Service Contracts(1)	295	19%	248	16%	214

Total Oncology Systems	$1,440	8%	$1,336	16%	$1,156

Product as a percentage of Oncology Systems revenues	80%		81%		81%
Service Contracts as a percentage of Oncology Systems revenues	20%		19%		19%
Oncology Systems revenues as a percentage of total revenues	81%		84%		84%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. This excludes revenues from spare parts sold by our service department.

Increases in both product and service contracts revenues contributed to the growth in Oncology Systems revenues in fiscal year 2007 over fiscal year 2006. The increase in Oncology Systems product revenues was driven by higher sales volume of accessory products that enable IGRT and our Trilogy linear accelerator; partially offset by lower sales volume of our high-energy linear accelerators and other non-IGRT products such as IMRT upgrades, simulators and brachytherapy products. Oncology Systems product revenues, however, grew at a slower rate in fiscal year 2007 over fiscal year 2006 than growth in fiscal year 2006 over fiscal year 2005 due primarily to weak first half net orders in fiscal year 2007. We saw greater variability in the length of the customer purchasing cycle, which we believe resulted from a more complex decision making process associated with large dollar value of transactions for more sophisticated IGRT and surgical equipment. Because a portion of our orders for products are shipped within one year of the placement of such order from the customer, our fiscal year 2007 product revenues were adversely impacted since there were less product orders to ship within the fiscal year. During fiscal year 2007, Oncology Systems revenues were also negatively impacted by the timing of product shipments in accordance with planned customer-requested delivery dates. The increase in service contracts revenues in fiscal year 2007 from fiscal year 2006 was primarily driven by the increase in sophistication of our products and the growing installed base of software products that generate increased annual maintenance contracts and renewals.

Oncology Systems revenues in fiscal year 2006 increased from fiscal year 2005, primarily due to an increase in product revenues attributable to higher sales volume of accessory products that enable IMRT and IGRT (including our OBI) and our Trilogy linear accelerators, and to a lesser extent, higher sales volume of our software and brachytherapy products. The increase in service contracts revenues in fiscal year 2006 from fiscal year 2005 was primarily driven by the increase in sophistication of our products and the success of our software products which generate annual maintenance contracts and renewals.

Revenues by region	Fiscal Years
(Dollars in millions)	2007	% Change	2006	% Change	2005
North America	$754	7%	$705	10%	$643

Europe	454	12%	404	18%	344
Asia	160	8%	148	28%	116
Rest of world	72	(9)%	79	47%	53

Total International	686	9%	631	23%	513

Total Oncology Systems	$1,440	8%	$1,336	16%	$1,156

North America as a percentage of Oncology Systems revenues	52%		53%		56%
International as a percentage of Oncology Systems revenues	48%		47%		44%

All of our geographic regions, except the rest of the world region, contributed to the Oncology Systems revenues growth in fiscal year 2007 over fiscal year 2006. Revenue growth in both the North American and international regions was slower in fiscal year 2007 over fiscal year 2006 than the revenue growth in fiscal year 2006 over fiscal year 2005. The slower revenue growth in the North American and international regions was primarily due to the weak net orders growth in the first half of fiscal year 2007. The growth in North American revenues in fiscal year 2007 over the year-ago period was primarily due to the higher sales volume of our accessory products that enable IGRT (including our OBI) and our Trilogy linear accelerators, as well as increase in service contracts revenues, partially offset by lower sales volume of our high-energy linear accelerators. The increase in international revenues in fiscal year 2007 over the prior year was primarily due to the increase in international service contract revenues and the increase in sales volume of accessory products that enable IGRT and our Trilogy linear accelerators in Europe and Asia, which was partially offset by lower sales volume of other non-IGRT products such as, simulators and brachytherapy products in Europe, and the decrease in sales volume of our high-energy linear accelerators in the rest of world region.

All of our geographic regions contributed to the increase in Oncology Systems revenues for fiscal year 2006 over fiscal year 2005. Oncology Systems continued to benefit from strong cyclical demand in the international regions that started a few years ago driven by the adoption of IMRT and the underserved medical needs outside of the United States after several years of very slow international revenue growth. In fiscal year 2006, our North American revenues increased 10% over the prior year due to growth in demand for our new products for IGRT.

Varying cycles of higher and lower revenues between the international and North American regions is a historical pattern reflecting different technology adoption cycles and demand cycles that is consistent with the net order patterns discussed more fully under “Net Orders.”

X-ray Products Revenues

Revenues by region	Fiscal Years
(Dollars in millions)	2007	% Change	2006	% Change	2005
North America	$96	9%	$88	19%	$74

Europe	35	24%	28	4%	27
Asia	119	13%	105	20%	88
Rest of world	8	11%	7	17%	6

Total International	162	15%	140	16%	121

Total X-ray Products	$258	13%	$228	17%	$195

North America as a percentage of X-ray Products revenues	37%		38%		38%
International as a percentage of X-ray Products revenues	63%		62%		62%
X-ray Products revenues as a percentage of total revenues	15%		14%		14%

X-ray Products revenues increased by 13% and 17% in fiscal years 2007 and 2006, over the respective prior years. All of our geographic regions contributed to the increase in X-ray Products revenues for fiscal years 2007 and 2006.

The growth in X-ray Products revenues in North America in fiscal year 2007 over fiscal year 2006 was primarily driven by higher sales volume of our flat panel detectors primarily to our OEM customers. Revenue growth in North America was slower for fiscal year 2007 over fiscal year 2006 than the revenue growth in fiscal year 2006 over fiscal year 2005 primarily due to lower sales volumes of general radiographic x-ray tubes to a major OEM customer. The growth in X-ray Products revenues in the international region in fiscal year 2007 over fiscal year 2006 was primarily driven by increased sales volumes of our high power, anode grounded CT scanning tubes and our flat panel detectors, primarily to OEM customers in Asia and Europe.

The growth in X-ray Products revenues in fiscal year 2006 over the prior year was primarily driven by higher sales volume of our flat panel detectors to our OEM customers in Asia and North America, and to a lesser extent, increased sales volumes of our high power, anode grounded CT scanning tubes primarily to one OEM customer and X-ray tubes used in security screening.

Other Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2007	% Change	2006	% Change	2005
Product	$45	76%	$26	3%	$25
Service Contracts and Other	34	322%	8	19%	7

Total Other	$79	135%	$34	6%	$32

Other revenues as a percentage of total revenues	4%		2%		2%

For our “Other” category, which in fiscal year 2007 was comprised of SIP (including BIR), ACCEL and GTC, revenues increased 135% over fiscal year 2006. The growth in revenues was due to the contributions from ACCEL, which we acquired in the second quarter of fiscal year 2007, and the higher sales volume of our Linatron products to our OEM customers for cargo screening and border protection. Revenues from our businesses in the “Other” category increased 6% for fiscal year 2006 over fiscal year 2005, primarily due to higher sales volume of the SIP Linatron products to our OEM customers for cargo screening and border protection.

Gross Margin

	Fiscal Years
(Dollars in millions)	2007	% Change	2006	% Change	2005
Dollar by segment
Oncology Systems	$609	6%	$573	12%	$512
X-ray Products	104	30%	80	18%	67
Other	22	113%	10	(26)%	14

Gross margin	$735	11%	$663	12%	$593

Percentage by segment
Oncology Systems	42.3%		42.9%		44.3%
X-ray Products	40.2%		34.9%		34.6%
Total Company	41.3%		41.5%		42.9%

In fiscal year 2007, total gross margin decreased by 0.2 percentage points from fiscal year 2006 due primarily to the integration of our recent acquisitions of ACCEL and BIR and a decrease in Oncology Systems gross margin, partially offset by significant improvement in X-ray Products gross margin. Total gross margin decreased by 1.4 percentage points in fiscal year 2006 compared to fiscal year 2005 due primarily to a decrease in Oncology Systems gross margin and the inclusion of share-based compensation expense in connection with our adoption of SFAS 123(R), partially offset by a slight increase in X-ray Products gross margin. Total gross margin of 42.9% in fiscal year 2005 was the highest achieved annual gross margin since we became a standalone medical systems company in 1999. Product gross margin was 41.1% in fiscal year 2007, compared to 41.2% and 43.0% in fiscal years 2006 and 2005, respectively. Service contracts and other gross margin was 42.6% in fiscal year 2007, compared to 43.4% and 42.3% in fiscal years 2006 and 2005, respectively. The decrease in total service contract and other gross margin in fiscal year 2007 over fiscal year 2006 was primarily due to the acquisition of ACCEL, the contract revenues of which provide gross margins that are lower than those of our other businesses.

Oncology Systems gross margin decreased 0.6% in fiscal year 2007 over fiscal year 2006. In fiscal year 2007, Oncology Systems gross margin benefited from increases in service contracts gross margin and was unfavorably impacted by decreases in product gross margins over the prior year. Compared to fiscal year 2006, service gross margin increased from 44.1% to 45.7% for fiscal year 2007. The improvement in service contracts gross margin was due primarily to higher volume and the continued growth in higher margin software maintenance contracts in Oncology Systems. The 0.6 percentage points decrease in Oncology Systems product gross margin in fiscal year 2007 over the prior year was primarily due to the effect of hedging foreign currency denominated sales contracts when the orders were booked. While the weakening of the U.S. dollar positively affected our revenues in fiscal year 2007, it had a negative impact on our Oncology Systems gross margin percentage.

Oncology Systems gross margin decreased in fiscal year 2006 compared to the prior year, primarily due to a decrease in product gross margin which was primarily attributable to: (i) higher ramp-up costs and higher proportion of revenue associated with our new products for IGRT; (ii) share-based compensation expense recorded in fiscal year 2006 in the Oncology Systems segment in connection with our adoption of SFAS 123(R); and (iii) a continuing mix shift towards a higher proportion of international revenues which typically have lower gross margins than revenues from North America. The decrease in product gross margin was partially offset by an improvement in service contracts gross margin, primarily due to higher volumes and growth in higher margin software maintenance contracts in Oncology Systems.

X-ray Products gross margin in fiscal year 2007 increased by 5.3 percentage points from the prior year. The gain in gross margin resulted from (i) product mix shift towards sales of higher margin high power, anode grounded CT scanning tubes and flat panel detectors, (ii) cost reduction efforts and (iii) leverage from higher sales volume. X-ray Products gross margin in fiscal year 2006 increased slightly from fiscal year 2005 due to increased sales of our higher gross margin flat panel detectors was significantly offset by product mix shift toward lower gross margin X-ray tube products and increased share-based compensation expense in the X-ray Products segment. X-ray Products gross margin will continue to be impacted by factors including sales mix between flat panel detectors and X-ray tube products, product pricing, timing of new product introduction, cost reduction initiatives and other factors. Therefore, we may not be able to sustain the high gross margin achieved in fiscal year 2007.

Research and Development

	Fiscal Years
(Dollars in millions)	2007	% Change	2006	% Change	2005
Research and development	$117	17%	$100	22%	$82
As a percentage of total revenues	7%		6%		6%

The $17 million increase in research and development expenses in fiscal year 2007 was driven by increased spending of $10 million in Oncology Systems, $5 million in X-ray Products and $2 million in the “Other” category.

The $9.8 million increase in research and development expenses in Oncology Systems in fiscal year 2007 compared to the year-ago period was attributable primarily to: (a) an increase in employee headcount, materials costs and consulting expenses of $5.1 million for development of our next generation linear accelerator products, (b) an increase in expenses for development of software products of $2.2 million, (c) unfavorable foreign currency impact of $2.2 million resulting from the relatively weak U.S. dollar as the research and development expenses incurred by our foreign operations was translated into U.S. dollars and (d) an increase in development expenses for radiosurgery products of $1.0 million. The $5.3 million increase in X-ray Products was primarily due to increased expenses for development projects related to flat panel detectors and X-ray tube products. The $1.9 million increase in the “Other” category was primarily due to an increase of $1.2 million associated with research and development at ACCEL, which was acquired in the second quarter of fiscal year 2007 and an increase of $0.8 million associated with the expenses incurred by BIR, which was acquired by us in the third quarter of fiscal year 2007.

The $18 million increase in research and development expenses for fiscal year 2006 was driven by increased spending of $11 million in Oncology Systems, $4 million in the “Other” category and $3 million in X-ray Products. The $11 million increase in research and development expenses in Oncology Systems for fiscal year 2006 compared to fiscal year 2005 was attributable primarily to: (a) increased employee headcount, materials costs and consulting expenses totaling $10.5 million for the development of our next generation linear accelerator products and (b) increased share-based compensation expense of $2.0 million recorded in fiscal year 2006. These increases were partially offset by favorable foreign currency impact of $0.9 million in fiscal year 2006 resulting from the relatively strong U.S. dollar for our foreign operations as the research and development expenses are translated into U.S. dollars. The $3 million increase in X-ray Products was due to: (a) increased expenses totaling $2.7 million for new research and development projects related to both X-ray tubes and flat panel detectors and (b) share-based compensation expense of $0.7 million recorded in fiscal year 2006. The $4 million increase in the “Other” category was primarily due to: (a) increased expenses totaling $2.0 million for research and development of the SIP Linatron product line and (b) share-based compensation expense of $1.6 million recorded in fiscal year 2006.

Selling, General and Administrative

	Fiscal Years
(Dollars in millions)	2007	% Change	2006	% Change	2005
Selling, general and administrative	$282	11%	$254	23%	$206
As a percentage of total revenues	16%		16%		15%

Our selling, general and administrative expenses have remained relatively in line with our revenue growth in fiscal year 2007. The $28 million increase in selling, general and administrative expenses for fiscal year 2007 compared to fiscal year 2006 was primarily attributable to: (a) operating expenses of $13.3 million associated with ACCEL and BIR, (b) an increase in employee-related and other operating expenses of $5.0 million associated with required corporate, regulatory and information technology infrastructure improvements to support our growing businesses, (c) unfavorable foreign currency translation impact of $3.3 million resulting from the relatively weak U.S. dollar for our foreign operations as the selling, general and administrative expenses are translated into U.S. dollars, (d) increased fees of $4.3 million related to certain commission arrangements, (e) an increase in employee-related and other operating expenses of $2.7 million related to the expansion of our operations into China and (f) a decrease of $1.7 million in income on equity investment in dpiX Holding from the year-ago period (see Note 4 “Related Party Transactions” in Notes to the Consolidated Financial Statements). These increases were partially offset by $1.0 million in additional gains recognized for hedging balance sheet exposures from our various foreign subsidiaries and business units.

The $48 million increase in selling, general and administrative expenses for fiscal year 2006 compared to fiscal year 2005 was primarily attributable to: (a) increased share-based compensation expense of $28.7 million recorded for fiscal year 2006, (b) increased employee-related expenses of $14.9 million resulting from an increase in employee headcount and other associated costs in Oncology Systems and corporate headquarters to support our growing business activities, (c) increased professional fees of $2.7 million largely driven by information technology projects and (d) decreased income on equity investment in dpiX Holding of $2.0 million and (e) increased fees of $1.5 million related to certain non-employee related commission arrangements. These increases were partially offset by (i) a gain on balance sheet hedging of $3.1 million, (ii) a decrease in accounting fees of approximately $1.7 million primarily due to the unusually high expenses in fiscal year 2005 related to compliance with the required documentation and testing of internal control over financial reporting as mandated by the Sarbanes-Oxley Act of 2002 and (iii) favorable foreign currency translation impact of $1.7 million resulting from the relatively strong U.S. dollar for our foreign operations as the selling, general and administrative expenses are translated into U.S. dollars.

Interest Income, Net

	Fiscal Years
(Dollars in millions)	2007	% Change	2006	% Change	2005
Interest income, net	$7.4	(21)%	$9.3	178%	$3.4

The decrease in interest income, net in fiscal year 2007 over fiscal year 2006 was due to lower balances of cash, cash equivalents and marketable securities and increased borrowings in fiscal year 2007.

The increase in interest income, net in fiscal year 2006 compared to fiscal year 2005 was attributable to an increase in interest rates in fiscal year 2006.

Taxes on Earnings

	Fiscal Years
	2007	Change	2006	Change	2005
Effective tax rate	30%	6%	24%	(9)%	33%

The increase in the effective tax rates in fiscal year 2007 from fiscal year 2006 was primarily due to tax benefits recorded in the prior fiscal year related to (i) the repatriation of foreign earnings under the American Jobs Creation of 2004, or the Job Creation Act, which resulted in a decrease in our effective tax rate of approximately four percentage points in fiscal year 2006, (ii) a deferred tax asset adjustment for certain prior years’ state and federal temporary differences, which resulted a decrease in our effective tax rate of approximately two percentage points in fiscal year 2006.

The decrease in the effective tax rates in fiscal year 2006 from fiscal year 2005 was primarily due to tax benefits related to (i) the repatriation of foreign earnings under the Jobs Creation Act, which resulted in a decrease in our effective tax rate of approximately four percentage points, (ii) a deferred tax asset adjustment for certain prior years’ state and federal temporary differences, which resulted in a decrease in our effective tax rate of approximately two percentage points, (iii) the reduction of reserves for potential tax contingencies as a result of the lapse of the statute of limitations in certain domestic jurisdictions, which resulted in a one percentage point decrease in our effective tax rate and a shift in the geographic mix of earnings towards countries with lower tax rates, which resulted in a decrease in our effective tax rate of approximately three percentage points in fiscal year 2006 over fiscal year 2005.

During fiscal year 2006, we repatriated approximately $128 million in foreign earnings pursuant to the Jobs Creation Act and recorded a $12 million net tax benefit. We also recorded a net tax benefit of $7.2 million in fiscal year 2006 related to adjustments of certain prior years’ state and federal temporary differences.

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

Net Earnings Per Diluted Share

	Fiscal Years
	2007	% Change	2006	% Change	2005
Net earnings per diluted share	$1.83	1%	$1.81	21%	$1.50

The increase in net earnings per diluted share in fiscal year 2007 over fiscal year 2006 can be attributed to the increase in total revenues and the reduction in outstanding shares of common stock due to stock repurchases, partially offset by the increase in effective tax rate and the decline in gross margin and profitability due to our planned investments in growth initiatives, including our proton therapy acquisition, research and development, and our expansion into China.

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

Net Orders

Total Net Orders (by segment and region)	Fiscal Years
(Dollars in millions)	2007	% Change	2006	% Change	2005
Oncology Systems:
North America	$905	5%	$861	19%	$722
Total International	731	9%	674	6%	633

Total Oncology Systems	$1,636	7%	$1,535	13%	$1,355

X-ray Products:
North America	$102	-8%	$111	45%	$76
Total International	171	30%	131	3%	128

Total X-ray Products	$273	13%	$242	19%	$204

Other:	$166	292%	$43	33%	$32

Total Net Orders	$2,075	14%	$1,820	14%	$1,591

Our total net orders grew by 14% in fiscal year 2007 from fiscal year 2006, including acquired backlog from BIR and ACCEL of $50 million. All of our businesses contributed to the net order growth in fiscal year 2007. The 14% increase in our total net orders for fiscal year 2006 over fiscal year 2005 was primarily due to the 13% increase in Oncology Systems net orders.

Oncology Systems experienced a weak net order growth in the first half of fiscal year 2007, that impacted both the North American and the international regions and was caused by greater variability in the length of the customer purchasing cycle, which we believe resulted from a more complex decision process tied in part to the large dollar value of the transactions for more sophisticated IGRT and surgical equipment. Oncology Systems net orders recovered in the second half of the fiscal year 2007 and for the total year grew 7%, compared to a 13% growth from fiscal year 2006 over 2005.

North American Oncology Systems net orders grew 5% in fiscal year 2007 from fiscal year 2006, compared to 19% in fiscal year 2006 from fiscal year 2005. The growth in North American net orders in fiscal year 2007 over fiscal year 2006 reflect continued growth in demand for our products that enable IGRT (including our OBI), our Trilogy linear accelerators and service contracts, partially offset by declines in demand for non-IGRT products including IMRT upgrades and brachytherapy products. The growth in North American net orders in fiscal year 2006 over fiscal year 2005 reflected increased demand for our accessory products that enable IGRT (including our OBI) and for the Trilogy linear accelerators. We believe Oncology Systems experienced strong growth in North America in fiscal year 2006 as this region adopted IGRT technology.

International net orders for Oncology Systems grew 9% in fiscal year 2007 over the prior year compared to 6% in fiscal year 2006 over fiscal year 2005. All geographic regions contributed to the increase in international net orders in fiscal year 2007. The growth in international net orders also reflects increased demand for our products that enable IGRT (including our OBI), our Trilogy linear accelerators and service contracts, partially offset by decrease in demand for other product lines, including IMRT upgrades and brachytherapy products. After several years of strong growth driven by the rapid adoption of IMRT technology, the international region experienced a slowdown in demand for radiotherapy capital equipment for IMRT and net orders increased modestly by 6% in fiscal year 2006, compared to 31%, 36% and 30% in fiscal years 2005, 2004 and 2003 over the respective earlier year periods. Consistent with what we saw in North America, we expect net orders to be lower following a rapid IMRT adoption cycle and that IMRT is now an established treatment methodology in the international regions. We expect that IGRT will continue to emerge as one of the main contributors to net orders and revenue in our Oncology Systems business segment, with North America ahead of international regions in the timing of adoption.

By comparison, the trailing twelve months Oncology Systems net order growth rate as of June 29, 2007 was 7%, including a 12% increase for North America and a 1% increase for international regions. The trailing twelve-month Oncology Systems net orders growth rate as of March 30, 2007 was 8%, including a 12% increase for North America and a 3% increase for international regions. Consistent with the historical pattern, we expect that Oncology Systems net orders will continue to experience regional fluctuations.

X-ray Products have relatively short turn around from net orders to shipments. The increase in X-ray Products net orders in fiscal year 2007 over fiscal year 2006 was due to increased demand for our high power, anode grounded CT scanning tubes and, to a lesser extent, increased demand for our flat panel detectors. The flat panel detector product line has become a significant contributor to our X-ray Products business segment. We believe the flat panel detector product line will continue to contribute to our growth in net orders as flat panel detectors, which enable filmless X-ray imaging, replace traditional film and image-intensifier X-ray products in many medical applications.

The high growth in net orders in fiscal year 2007 over fiscal year 2006 in the “Other” category, which is comprised of SIP (including BIR), ACCEL and GTC, benefited from acquired backlog of $50 million from the acquisitions of ACCEL and BIR. Excluding the impact of acquired backlog, the growth in net orders in the “Other” category in fiscal year 2007 of 176% was driven by (i) the strong growth in net orders for our SIP Linatron X-ray accelerators for cargo screening and border protection and for replacements of older products for industrial inspection and non-destructive testing and (ii) new net orders received for proton therapy services and scientific research instruments from ACCEL. We are beginning to see wider deployment of our Linatron X-ray accelerators for cargo screening as customers are starting to place orders for multiple units of our Linatron X-ray accelerators. For fiscal year 2006 over fiscal year 2005, net orders in the “Other” category increased by 33% primarily due to a substantial increase in orders from OEM customers for our Linatron X-ray accelerators for cargo screening and border protection.

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

Also, while we believe there is a promising market for proton therapy systems, the market for proton therapy treatment is still developing, and we expect great variability in the demand for these products due to the large scale of the related construction projects, the complexity of project financing and the resulting longer customer decision cycles when compared with our Oncology Systems business. We do not expect to book an order for proton therapy system in the short term. We also expect that demand for ACCEL Research Instruments products will vary as they are tied primarily to large, government or national laboratory research projects.

In any given period, orders growth in either North America or international regions, or both, could fluctuate, given the high dollar amount of individual orders particularly in our businesses other than X-ray Products. The actual timing of sales and revenue recognition will vary significantly based on the delivery requirements of individual orders, acceptance schedule and the readiness of individual customer sites for installation of our products and are usually shorter for some types of orders, such as upgrades (i.e., the addition of new features or accessories to existing equipment). Thus, orders in any quarter or period are not necessarily directly correlated to the level of sales or revenues in any particular future quarter or period. Moreover, as the overall mix of net orders includes a greater proportion of software products and newly introduced Oncology Systems products, which typically have a longer time from order to completion of installation, the average time period within which orders convert into sales could lengthen and our revenue in a specific period could be lower as a result.

Backlog

At September 28, 2007, we had a backlog of $1.7 billion, an increase of 21% compared to September 29, 2006. Our Oncology Systems backlog at September 28, 2007 increased by 15% from September 29, 2006, including a 20% increase for North America and an 8% increase for international regions.

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

Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash, cash equivalents and marketable securities:

(In millions)	September 28, 2007	September 29, 2006	Increase/ (Decrease)
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$263	$272	$(9)
Marketable securities	—	94	(94)

Total	$263	$366	$(103)

The $103 million decrease in cash, cash equivalents and marketable securities in fiscal year 2007 was primarily attributable to cash used in fiscal year 2007 for the repurchase of our common stock of $319 million, capital expenditures of $64 million, the acquisition of ACCEL of $27 million, the acquisition of BIR of $21 million, investment in dpiX Holding of $25 million for the construction of a manufacturing facility in Colorado, the repayment of bank borrowings of $15 million, the repurchase of the 35% ownership interest in our Japanese subsidiary from Mitsubishi Electric Co., or MELCO, of $12 million, investment of $6 million in corporate-owned life insurance contracts and the “earn-out” payment of $4 million in connection with the acquisition of MELCO’s radiotherapy equipment and service business. These uses were significantly offset by $300 million cash generated from operating activities, $45 million of cash provided by stock option exercises and employee stock purchases, $41 million of cash provided by net borrowings under the credit facility and $20 million of cash provided by the excess tax benefits from share-based compensation. In fiscal year 2007, exchange rate changes reduced cash and cash equivalents by $13 million.

At September 28, 2007, we had approximately $24 million or 9% of total cash and cash equivalents in the United States. Approximately $239 million or 91% of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of September 28, 2007, most of our cash and cash equivalents that were held abroad were in U.S. dollars. Additionally, because our cash levels in the United States are relatively low, we may need to borrow funds in the future to satisfy cash flow needs, such as borrowings through our revolving credit facility.

Cash Flows

	Fiscal Years
(In millions)	2007	2006	2005
Net cash flow provided by (used in):
Operating activities	$300	$202	$252
Investing activities	(56)	(12)	52
Financing activities	(240)	(156)	(195)
Effects of exchange rate changes on cash and cash equivalents	(13)	(5)	1

Net increase (decrease) in cash and cash equivalents	$(9)	$29	$110

Our primary cash inflows and outflows for fiscal years 2007, 2006 and 2005 were as follows:

•

We generated net cash from operating activities of $300 million in fiscal year 2007, compared to $202 million and $252 million in fiscal years 2006 and 2005, respectively. As a result of our adoption of SFAS 123(R), we reported $20 million and $52 million of excess tax benefits from share-based compensation as cash provided by financing activities in fiscal years 2007 and 2006 respectively, which was previously reported as cash provided by operating activities in fiscal year 2005.

The $98 million increase in net cash from operating activities in fiscal year 2007 from fiscal year 2006 was driven by a net change of $35 million in operating assets and liabilities (working capital items) and a net increase in non-cash items of $68 million and non-cash net earnings from discontinued operations in fiscal year 2006 of $1 million, partially offset by a decrease in net earnings of $6 million.

The major contributors to the net change in working capital items in fiscal year 2007 were inventories, prepaid expenses and other current assets, deferred revenues and advance payments from customers.

¡	Inventories increased primarily due to higher productions to meet anticipated customer demands for products in all of our businesses.

¡	Prepaid expenses and other current assets increased due to overall growth of our business operations.

¡

Deferred revenues decreased due to higher amount of revenues recognized based on customer acceptance of our Oncology Systems products and the recognition of a portion of revenues associated with certain products that enable IGRT upon shipment beginning in the second quarter of fiscal year 2007, rather than deferring 100% of the revenues until customer acceptance.

¡	Advance payments from customers increased due to increased orders and lower revenue growth in Oncology Systems.

The $50 million decrease in net cash from operating activities during fiscal year 2006 from 2005 was driven by a net change of $38 million in operating assets and liabilities (working capital items) and a net decrease in non-cash items of $51 million, partially offset by an increase in net earnings of $39 million.

In fiscal year 2006, the major contributors to the net change in working capital items were accounts receivable, inventories, accrued expenses, deferred revenues and advance payments from customers.

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

•

Investing activities used $56 million of net cash in fiscal year 2007, used $12 million in fiscal year 2006 and provided $52 million in fiscal year 2005. Our net proceeds from maturities of marketable securities were $94 million, $45 million and $121 million during fiscal years 2007, 2006 and 2005, respectively. Cash used for purchases of property, plant and equipment was $64 million in fiscal year 2007, compared to $41 million and $44 million in fiscal years 2006 and 2005, respectively. We also invested $25 million and $12 million in fiscal years 2007 and 2006, respectively, in dpiX Holding for the construction of a manufacturing facility in Colorado. In fiscal year 2007, we used cash of $27 million to acquire ACCEL and $21 million to acquire BIR. We also made a $4 million “earn-out” payment to MELCO. We did not acquire any businesses during fiscal year 2006 and used $12 million in cash in fiscal year 2005 for the acquisition of Sigma Micro.

•

Financing activities used net cash of $240 million in fiscal year 2007 compared to $156 million and $195 million in fiscal years 2006 and 2005, respectively. In fiscal year 2007, we used $319 million for the repurchases of common stock, compared to $271 million in fiscal year 2006 and $227 million in fiscal year 2005. In fiscal years 2007, 2006 and 2005, we used $15 million, $3 million and $5 million, respectively, in the repayment of bank borrowings. In fiscal year 2007, we also used $12 million to repurchase the 35% ownership interest in our Japanese subsidiary from MELCO. Cash used for financing activities in fiscal year 2006 also include $8 million (the value of withheld shares) for employees’ taxes due when restricted performance share awards and restricted common stock vested. These uses were partially offset by cash proceeds from employee stock option exercises and employee stock purchases of $45 million, $74 million and $38 million in fiscal years 2007, 2006 and 2005, respectively, as well as cash provided by excess tax benefits from share-based compensation of $20 million in fiscal year 2007 and $52 million in fiscal year 2006. In fiscal year 2007, we also borrowed $41 million in net cash from the credit facility.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 4% of revenues in fiscal year 2008.

In July 2007, we established a $100 million unsecured revolving credit facility with Bank of America, N.A., or BofA, to support general corporate purposes, including working capital requirements, capital expenditures, acquisitions and stock repurchases. Borrowings under the credit facility accrue interest either (i) based on the London InterBank Offered Rate, or LIBOR plus a margin of .45% to .70% based on a leverage ratio involving funded indebtedness and earnings before interest, tax and depreciation and amortization, or EBITDA or (ii) based upon a base rate of either the federal funds rate plus .5% or BofA’s announced prime rate, whichever is greater, plus a margin of 1.75% to 2.25% based on a leverage ratio involving funded indebtedness and EBITDA, depending upon our instructions to BofA as to whether advances are to be based on the LIBOR rate or the base rate. We may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate are adjustable daily. As of September 28, 2007, $41 million was outstanding under this line of credit with a weighted average interest rate of 6.04%. As of September 28, 2007, we were in compliance with all covenants associated with this credit facility.

Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the United States and global economies. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements through fiscal year 2008. We currently anticipate that we will continue to utilize our available liquidity and cash flows from operations, as well as borrowed funds, to repurchase our common stock, make strategic acquisitions, invest in the growth of our business and invest in our systems and processes.

Days Sales Outstanding

Trade accounts receivable days sales outstanding, or DSO, were 88 days at September 28, 2007 compared to 94 days at September 29, 2006. Our accounts receivable and DSO are primarily impacted by timing of product shipments, collections performance, payment terms and mix of revenues from different regions.

Stock Repurchase Program

During fiscal years 2007, 2006 and 2005, we paid $319 million, $271 million and $227 million, respectively, to repurchase 7,000,000 shares, 5,395,100 shares and 5,960,000 shares, respectively, of our common stock under various Board of Directors’ authorizations. All shares that have been repurchased have been retired. As of September 28, 2007, 11,000,000 shares of our common stock remained available for repurchase under an authorization that expires on December 31, 2008.

Contractual Obligations

The following summarizes our contractual obligations as of September 28, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
(In millions)	Fiscal Year 2008	Fiscal Years 2009 - 2010	Fiscal Years 2011 - 2012	Beyond	Total
Short-term borrowings(1)	$41.0	$—	$—	$—	$41.0
Long term debt(2)	9.0	17.0	17.1	6.3	49.4
Interest obligation on long term debt	3.2	4.7	2.4	0.7	11.0
Operating Leases(3)	15.3	21.1	9.2	8.8	54.4

Total	$68.5	$42.8	$28.7	$15.8	$155.8

(1)

On July 27, 2007, we established a $100 million unsecured revolving credit facility in the United States. As of September 28, 2007, $41 million was outstanding under this credit facility with a weighted average interest rate of 6.04%. This credit facility contains customary affirmative and negative covenants for facilities of this type. We have also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets. As of September 28, 2007, we were in compliance with all covenants. For further discussion regarding this credit facility, see Note 6 “Line of Credit” of the Notes to the Consolidated Financial Statements.

(2)	At September 28, 2007, we had long-term debt of $49.4 million. Long-term debt, including current maturities, decreased $7.9 million from September 29, 2006 due to principal repayments. The fixed interest rates on the outstanding debt on this date ranged from 6.70% to 7.58% with a weighted average interest rate of 6.87%. As of September 28, 2007, land and buildings with a carrying amount of $7.4 million were pledged as collateral against certain loans we assumed related to purchases of land and buildings in Las Vegas.

The remaining unsecured loan agreements contain certain covenants relating to loan prepayment, future borrowings and dividend payments. We have also agreed to maintain covenants relating to working capital and operations results. During fiscal years 2007, 2006 and 2005, the Company was in compliance with all restrictive covenants of the unsecured term loan agreements. For further discussion regarding long-term debt, see Note 5 “Long-term Debt” of the Notes to the Consolidated Financial Statements.

(3)	We lease office space and have entered into other lease commitments in North America as well as various locations in Europe, Asia, Australia and South America. Operating leases include future minimum lease payments under all our noncancelable operating leases as of September 28, 2007.

Total debt as a percentage of total capital increased to 9.9% at September 28, 2007 compared to 8.0% at September 29, 2006 largely due to the borrowings under the credit facility during fiscal year 2007. The ratio of current assets to current liabilities decreased to 1.48 to 1 at September 28, 2007 from 1.80 to 1 at September 29, 2006 primarily due to short-term borrowings under the credit facility.

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

As described below, we have accrued a total of $15.1 million at September 28, 2007 to cover our liabilities for these cleanup projects.

•

Various uncertainties make it difficult to estimate the likelihood or cost of certain third-party claims, project management costs and legal costs at all of the sites and facilities. In addition, for the eight sites and one of the facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities. As of September 28, 2007, we nonetheless estimated that our future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs, third-party claims, project management costs and legal costs for these nine locations ranged in the aggregate from $3.3 million to $7.5 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year to 13 years as of September 28, 2007. We believe that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore we have accrued $3.3 million for these cleanup projects as of September 28, 2007. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

•

As to all other facilities, we have gained sufficient knowledge to better estimate the scope and costs of future cleanup activities based upon formal agreements with other parties defining our future liabilities or formal cleanup plans that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the facility. As of September 28, 2007, we estimated that our future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs at these facilities, and reimbursements of third-party’s claims for these facilities, ranged in the aggregate from $8.8 million to $36.9 million. The time frames over which these cleanup project costs are estimated vary with each facility, ranging from 2 years to 30 years as of September 28, 2007. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $16.9 million at September 28, 2007. We accordingly accrued $11.8 million, which represents our best estimate of the future costs of $16.9 million discounted at 4%, net of inflation.

At September 28, 2007, our reserve for environmental liabilities, based upon future environmental related costs estimated as of that date, was calculated as follows:

(In millions)	Recurring Costs	Non-Recurring Costs	Total Anticipated Future Costs
Fiscal Years:
2008	$0.8	$0.8	$1.6
2009	0.6	0.6	1.2
2010	0.7	0.6	1.3
2011	0.6	0.6	1.2
2012	0.7	1.2	1.9
Thereafter	10.6	2.4	13.0

Total costs	$14.0	$6.2	20.2

Less imputed interest			(5.1)

Reserve amount			$15.1

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

We receive certain cash payments in the form of settlements and judgments from defendants, our insurers and other third parties from time to time. We have also reached an agreement with an insurance company under which the insurance company has agreed to pay a portion of our past and future environmental-related expenditures, and we, therefore, had included a $2.9 million receivable in “Other assets” at September 28, 2007. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has paid the claims that we have made in the past.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these agreements is unlimited. As of September 28, 2007, we have not incurred any significant costs since the spin-offs to defend lawsuits or settle claims related to these indemnification arrangements.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or SFAS 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation is effective for us in the first quarter of fiscal year 2008. We are still assessing the potential impact this interpretation may have on our consolidated financial position, results of operations or cash flows. Based on a preliminary analysis, we expect that a cumulative effect adjustment of less than $20 million will be charged to retained earnings in the first quarter of fiscal year 2008 to increase the reserve for uncertain tax positions.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the potential impact that SFAS 157 may have on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), or SFAS 158. SFAS 158 requires us to (a) recognize a plan’s funded status in the statement of financial position, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined benefit plan in the year in which the changes occur through other comprehensive income. We adopted the requirement to recognize the funded status of a defined benefit plan and the disclosure requirements in the fourth quarter of fiscal year 2007. See Note 10 “Retirement Plans” in the Notes to Consolidated Financial Statements within this Annual Report on Form 10-K for a discussion of the effects of adopting the recognition provisions and disclosure requirements of SFAS 158. We are not required to adopt the measurement provisions until fiscal year 2009. We are assessing the potential impact that the recognition provision of SFAS 158 may have on our consolidated financial position, results of operations or cash flows. Based on the evaluation to date, we do not believe the adoption of the measurement date provisions of SFAS 158 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.

SFAS 159 is effective for us beginning in the first quarter of 2009. We are currently assessing the potential impact SFAS 159 may have on our consolidated financial position, results of operations and cash flows.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to two primary types of market risks: foreign currency exchange rate risk and interest rate risk.

Foreign Currency Exchange Rate Risk

As a global entity, we are exposed to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve. Adverse movements could have a material negative impact on our financial results. Our primary exposures related to foreign currency denominated sales and purchases are in Europe, Asia, Australia and Canada.

We have many transactions denominated in foreign currencies and address certain of those financial exposures through a program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and typically hedge certain of these larger firmly committed foreign currency denominated sales orders when they are not in the subsidiaries’ functional currency. These foreign currency sales orders that fit our risk management policy criteria, excluding the amounts relating to the products made outside of the United States, are hedged with forward exchange contracts. We may use other derivative instruments in the future. We enter into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts range from one to twelve months in maturity. As of September 28, 2007, we did not have any forward exchange contracts with an original maturity greater than twelve months. As international deliveries may extend beyond twelve months, we may hedge beyond twelve months in the future.

We also hedge the balance sheet exposures from our various foreign subsidiaries and business units. We enter into foreign currency forward exchange contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

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

The notional values of sold and purchased forward exchange contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding at September 28, 2007 were as follows:

(In millions)	Notional Value Sold	Notional Value Purchased	Unrealized Gain (Loss)	Fair Value
Australian dollar	$26.1	$—	$(0.5)	$(0.7)
British pound	24.3	5.8	(0.2)	(0.4)
Canadian dollar	40.6	—	(1.1)	(1.4)
Danish krone	7.9	—	—	—
Euro	304.4	10.9	(4.6)	(6.0)
Japanese yen	56.1	1.2	(0.2)	(0.4)
New Zealand dollar	2.3	—	—	—
Singapore dollar	2.1	1.9	—	—
Swedish krona	8.3	—	—	—
Swiss franc	—	21.4	—	—

Totals	$472.1	$41.2	$(6.6)	$(8.9)

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consists of cash and cash equivalents as of September 28, 2007. We did not have any marketable securities at September 28, 2007. The principal amount of cash and cash equivalents at September 28, 2007 totaled $263 million with a weighted average interest rate of 4.05%. In the event that interest rates were to decrease substantially, we might reinvest a substantial portion of our investment portfolio at lower interest rates.

We have established a $100 million unsecured revolving credit facility with Bank of America, N.A., or BofA, to support general corporate purposes, including working capital requirements, capital expenditures, acquisitions and stock repurchases. Borrowings under the credit facility accrue interest either (i) based on the LIBOR plus a margin of .45% to .70% based on a leverage ratio involving funded indebtedness and earnings before interest, tax and depreciation and amortization, or EBITDA or (ii) based upon a base rate of either the federal funds rate plus .5% or BofA’s announced prime rate, which ever is greater, plus a margin of 1.75% to 2.25% based on a leverage ratio involving funded indebtedness and EBITDA, depending upon our instructions to BofA as to whether advances are to be based on the LIBOR rate or the base rate. We may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate are adjustable daily. We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under this credit facility. As of September 28, 2007, an aggregate principal amount of $41 million was outstanding under the credit facility with interest being accrued based on a margin plus LIBOR. If the principal amounts outstanding under this credit facility remained at this year-end level for an entire year and LIBOR increased or decreased, respectively, by 1%, our interest expense would increase or decrease, respectively, an additional $0.4 million. To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future.

In addition, we had $49.4 million of long-term debt outstanding at September 28, 2007 carried at a weighted average fixed interest rate of 6.87% with principal payments due in various installments over a seven-year period.

The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents, long term debt and short-term borrowings.

	Fiscal Years
(Dollars in millions)	2008	2009	2010	2011	2012	Thereafter	Total
Assets:
Cash and cash equivalents	$263.2	$—	$—	$—	$—	$—	$263.2
Average interest rate	4.05%	—	—	—	—	—	4.05%

Marketable securities	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—
Liabilities:
Long-term debt	$9.0	$8.0	$9.0	$5.5	$11.6	$6.3	$49.4
Average interest rate	6.84%	6.90%	6.85%	6.80%	7.03%	6.70%	6.87%

Short-term borrowings under the credit facility	$41.0	$—	$—	$—	$—	$—	$41.0
Average interest rate	6.04%						6.04%

The estimated fair value of our cash and cash equivalents (91% of which was held abroad at September 28, 2007 and could be subject to additional taxation if it was repatriated to the United States) and the estimated fair value of our short-term borrowings under the credit facility approximated the principal amounts reflected above based on the maturities of these financial instruments.

The fair value of our long-term debt is estimated based on the current rates available to us for debt of similar terms and remaining maturities. Under this method, the fair value of our debt was estimated to be $52.0 million at September 28, 2007. We determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, it requires considerable judgment in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented is not necessarily indicative of the amount that we or holders of the instrument could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 8.    Financial Statements and Supplementary Data

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Years Ended
(In thousands, except per share amounts)	2007	2006	2005
Revenues:
Product	$1,447,746	$1,342,047	$1,161,837
Service contracts and other	328,878	255,773	220,720

Total revenues	1,776,624	1,597,820	1,382,557

Cost of revenues:
Product	853,348	789,674	662,019
Service contracts and other	188,750	144,819	127,517

Total cost of revenues	1,042,098	934,493	789,536

Gross margin	734,526	663,327	593,021
Operating expenses:
Research and development	117,414	100,408	82,063
Selling, general and administrative	281,947	253,563	205,982

Total operating expenses	399,361	353,971	288,045

Operating earnings	335,165	309,356	304,976
Interest income	12,165	13,974	8,048
Interest expense	(4,791)	(4,648)	(4,698)

Earnings from continuing operations before taxes	342,539	318,682	308,326
Taxes on earnings	103,083	75,120	101,750

Earnings from continuing operations	239,456	243,562	206,576
Earnings from discontinued operations, net of taxes	—	1,529	—

Net Earnings(1)	$239,456	$245,091	$206,576

Net earnings per share—basic:
Continuing operations	$1.88	$1.86	$1.56
Discontinued operations	—	0.01	—

Net earnings per share	$1.88	$1.87	$1.56

Net earnings per share—diluted:
Continuing operations	$1.83	$1.80	$1.50
Discontinued operations	—	0.01	—

Net earnings per share	$1.83	$1.81	$1.50

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding—Basic	127,407	130,964	132,435

Weighted average shares outstanding—Diluted	130,622	135,439	137,835

(1)	For fiscal years 2007 and 2006, net earnings included total share-based compensation expense, net of taxes under SFAS 123(R), of $29,710 and $26,902. For fiscal year 2005, net earnings included share-based compensation expense, net of taxes, related to restricted stock of $745. See Note 12 of the Notes to the Consolidated Financial Statements for additional information.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)	September 28, 2007	September 29, 2006
Assets
Current assets:
Cash and cash equivalents	$263,246	$272,508
Short-term marketable securities	—	93,599
Accounts receivable, net of allowance for doubtful accounts of $ 3,859 at September 28, 2007 and $4,473 at September 29, 2006	507,040	471,820
Inventories	233,743	189,653
Prepaid expenses and other current assets	49,590	25,953
Deferred tax assets	106,610	102,516

Total current assets	1,160,229	1,156,049
Property, plant and equipment, net	171,654	130,318
Goodwill	205,553	121,389
Other assets	146,939	103,995

Total assets	$1,684,375	$1,511,751

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$92,600	$77,985
Accrued expenses	299,052	265,750
Deferred revenues	101,839	117,813
Short-term borrowings	41,000	—
Current maturities of long-term debt	8,970	7,954
Product warranty	51,290	42,992
Advance payments from customers	186,936	131,462

Total current liabilities	781,687	643,956
Long-term debt	40,386	49,356
Other long-term liabilities	40,847	21,186

Total liabilities	862,920	714,498

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 125,215 and 129,721 shares issued and outstanding at September 28, 2007 and at September 29, 2006, respectively	125,215	129,721
Capital in excess of par value	311,411	265,214
Retained earnings	395,742	406,849
Accumulated other comprehensive loss	(10,913)	(4,531)

Total stockholders’ equity	821,455	797,253

Total liabilities and stockholders’ equity	$1,684,375	$1,511,751

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(In thousands)	2007	2006	2005
Cash flows from operating activities:
Net earnings	$239,456	$245,091	$206,576
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings from discontinued operations, net of taxes	—	(1,529)	—
Share-based compensation expense	44,882	40,847	1,113
Tax benefits from exercises of share-based payment awards	21,144	55,583	21,993
Excess tax benefits from share-based compensation	(19,678)	(51,963)	—
Depreciation	26,957	23,723	21,458
Provision for doubtful accounts receivable	1,086	278	1,418
Loss on disposal of property, plant and equipment	478	698	341
Amortization of intangible assets	5,249	5,853	5,677
Deferred taxes	2,609	(63,936)	5,555
Net change in fair value of derivatives and underlying commitments	(3,509)	291	4,923
Expense/(Income) on equity investment in affiliate	301	(1,414)	(3,391)
Other	(1,658)	278	597
Changes in assets and liabilities:
Accounts receivable	(4,697)	(111,989)	(68,383)
Inventories	(30,066)	(22,907)	(21,927)
Prepaid expenses and other current assets	(12,771)	(1,277)	(1,051)
Accounts payable	5,281	5,704	11,748
Accrued expenses	(1,969)	38,419	18,535
Deferred revenues	(15,974)	21,130	33,596
Product warranty	6,706	3,477	(1,243)
Advance payments from customers	35,485	14,689	14,958
Other long-term liabilities	881	712	(696)

Net cash provided by operating activities	300,193	201,758	251,797

Cash flows from investing activities:
Proceeds from maturities or sale of marketable securities	193,470	190,315	358,460
Purchases of marketable securities	(99,900)	(145,000)	(237,850)
Purchases of property, plant and equipment	(64,135)	(41,412)	(43,865)
Equity investment in affiliate	(24,504)	(12,267)	—
Increase in cash surrender value of life insurance	(6,407)	(4,993)	(7,885)
Acquisition of businesses, net of cash acquired	(52,374)	—	(12,372)
Notes repayment (receivable) from affiliate and other	1,242	120	(4,453)
Proceeds from disposal of property, plant and equipment	838	1,213	42
Other, net	(3,888)	537	(317)

Net cash provided by (used in) investing activities	(55,658)	(11,487)	51,760

Cash flows from financing activities:
Repurchases of common stock	(319,300)	(270,596)	(227,157)
Proceeds from issuance of common stock to employees	44,504	73,675	38,161
Excess tax benefits from share-based compensation	19,678	51,963	—
Employees’ tax withheld and paid for restricted performance shares	(84)	(8,094)	—
Repayments on bank borrowings	(14,547)	(2,697)	(5,340)
Net borrowings under line of credit agreement	41,000	—	—
Payment of mandatorily redeemable financial instrument	(11,771)	—	—

Net cash used in financing activities	(240,520)	(155,749)	(194,336)

Effects of exchange rate changes on cash and cash equivalents	(13,277)	(5,100)	995

Net increase (decrease) in cash and cash equivalents	(9,262)	29,422	110,216
Cash and cash equivalents at beginning of fiscal year	272,508	243,086	132,870

Cash and cash equivalents at end of fiscal year	$263,246	$272,508	$243,086

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE EARNINGS

(In thousands)	Common Stock		Capital in Excess of Par Value	Deferred Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at October 1, 2004	134,045	$134,045	$133,985	$(1,110)	$357,242	$—	$624,162
Net earnings	—	—	—	—	206,576	—	206,576
Minimum pension liability adjustment, net of taxes of $2,867	—	—	—	—	—	(5,821)	(5,821)

Comprehensive earnings	—	—	—	—	—	—	200,755

Issuance of common stock	2,585	2,585	35,576	—	—	—	38,161
Tax benefits from exercises of share-based payment awards	—	—	21,993	—	—	—	21,993
Deferred stock compensation	45	45	1,755	(1,800)	—	—	—
Amortization of deferred stock compensation	—	—	—	1,113	—	—	1,113
Repurchases of common stock	(5,960)	(5,960)	(41,046)	—	(180,151)	—	(227,157)

Balances at September 30, 2005	130,715	130,715	152,263	(1,797)	383,667	(5,821)	659,027
Net earnings	—	—	—	—	245,091	—	245,091
Minimum pension liability adjustment, net of taxes of $900	—	—	—	—	—	1,290	1,290

Comprehensive earnings	—	—	—	—	—	—	246,381

Issuance of common stock	4,194	4,194	69,481	—	—	—	73,675
Tax benefits from exercises of share-based payment awards	—	—	55,583	—	—	—	55,583
Issuance of common stock in settlement of restricted performance shares and restricted stock, net of shares withheld for employee taxes	207	207	(8,301)	—	—	—	(8,094)
Share-based compensation expense	—	—	39,480	1,797	—	—	41,277
Repurchases of common stock	(5,395)	(5,395)	(43,292)	—	(221,909)	—	(270,596)

Balances at September 29, 2006	129,721	129,721	265,214	—	406,849	(4,531)	797,253
Net earnings	—	—	—	—	239,456	—	239,456
Currency translation adjustment	—	—	—	—	—	2,615	2,615
Minimum pension liability adjustment, net of taxes of $1,968	—	—	—	—	—	4,531	4,531

Comprehensive earnings	—	—	—	—	—	—	246,602

Adjustment to initially apply SFAS 158						(13,528)	(13,528)
Issuance of common stock	2,226	2,226	42,278	—	—	—	44,504
Tax benefits from exercises of share-based payment awards	—	—	21,144	—	—	—	21,144
Issuance of common stock in settlement of deferred stock units and restricted stock, net of shares withheld for employee taxes and cancellation	268	268	(352)	—	—	—	(84)
Share-based compensation expense	—	—	44,864	—	—	—	44,864
Repurchases of common stock	(7,000)	(7,000)	(61,737)	—	(250,563)	—	(319,300)

Balances at September 28, 2007	125,215	$125,215	$311,411	$—	$395,742	$(10,913)	$821,455

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Varian Medical Systems, Inc. (“VMS”) and subsidiaries (collectively, the “Company”) designs, manufactures, sells and services advanced equipment and software products for treating cancer with focused energy beams, or radiation. The Company also designs, manufactures, sells and services high quality, cost-effective X-ray tubes for original equipment manufacturers; replacement X-ray tubes; flat panel digital image detectors for filmless X-rays (commonly referred to as flat panel detectors or digital image detectors) for medical, dental, veterinary, scientific and industrial applications; linear accelerators, image detectors, image processing software and image detection systems for security and inspection purposes; proton therapy systems for cancer treatment and scientific instruments used in fundamental and applied physics research.

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2007 was the 52-week period ended on September 28, 2007. Fiscal year 2006 was the 52-week period ended on September 29, 2006 and fiscal year 2005 was the 52-week period ended on September 30, 2005.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Foreign Currency Translation

For foreign subsidiaries where the U.S. dollar is the functional currency, gains and losses from remeasurement of foreign currency financial statements into U.S. dollars are included in “Cost of revenues” and “Selling, general and administrative expenses” in the Consolidated Statements of Earnings. The aggregate foreign exchange net gain was $4.2 million, $2.7 million and $0.2 million in fiscal years 2007, 2006 and 2005, respectively. For the foreign subsidiary where the local currency is the functional currency, translation adjustments of foreign currency financial statement into U.S. dollars are recorded to a separate component of accumulated other comprehensive income.

Cash and Cash Equivalents

The Company considers currency on hand, demand deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are held in various financial institutions in the United States and internationally.

Marketable Securities

Marketable securities with an original maturity of more than three months and less than one year at the date of purchase are considered to be short-term. Auction rate securities are classified as short-term available-for-sale securities. Other marketable securities are classified as held-to-maturity because the Company has the intent and ability to hold these securities to maturity. The held-to-maturity securities are carried at amortized cost using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. Additionally, the Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary, if any, are recorded as charges in the Consolidated Statements of Earnings. The Company did not have any impairment loss on marketable securities for fiscal years 2007, 2006 and 2005.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of cost or realizable value. Major improvements are capitalized, while repairs and maintenance are expensed as incurred. Costs incurred for internally developed software during the application development stage are capitalized in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). Internally developed software primarily includes enterprise-level business software that the Company customizes to meet its specific operational needs. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Land is not subject to depreciation, but land improvements are depreciated over fifteen years. Leasehold improvements are amortized over the lesser of estimated useful lives or remaining lease terms. Buildings are depreciated over twenty years. Machinery and equipment are depreciated over their estimated useful lives, which range from three to seven years. Assets subject to lease are amortized over the lease term. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from retirements or disposals are included in operating earnings.

Goodwill and Intangible Assets

Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net identified tangible and intangible assets acquired. Purchased intangible assets are carried at cost, net of accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives of approximately one to twenty years using the straight-line method.

Impairment of Long-Lived Assets, Goodwill and Intangible Assets with Indefinite Lives

The Company reviews long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any impairment loss for long-lived assets or identifiable intangible assets with finite lives in fiscal years 2007, 2006 and 2005.

The Company evaluates goodwill and purchased assets with indefinite lives for impairment annually in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. The Company determines the fair value of its reporting units based on the present value of estimated future cash flows of the reporting units. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss. The Company performed evaluations for the two reporting units that carried goodwill in the fourth quarter of fiscal year 2006, Oncology Systems and X-ray Products, and found no impairment. In the fourth quarter of fiscal year 2007, the Company performed goodwill impairment testing for the four reporting units that carried goodwill, Oncology Systems, X-ray Products, ACCEL Instruments GmbH (“ACCEL”) and Security and Inspections Products (“SIP”), and found no impairment.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss.

Environmental Remediation Liabilities

Environmental remediation liabilities are recorded when environmental assessments and/or remediation efforts are probable, and the costs of these assessments or remediation efforts can be reasonably estimated. The Company records these liabilities in accordance with SOP No. 96-1, Environmental Remediation Liabilities.

Revenue Recognition

The Company’s revenues are derived primarily from the sale of hardware and software products, and related services and contracts from the Company’s Oncology Systems, X-ray Products, SIP businesses, as well as proton therapy and scientific research instruments products and services.

Hardware Products

Except as described below under “Other”, the Company recognizes revenues for hardware products in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”) when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For an arrangement with multiple deliverables, the Company recognizes product sales in accordance with Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) with revenues allocated among the different elements. Except for government tenders, group purchases and orders with letter of credit, the Company typically requires its customers to provide a down payment prior to transfer of risk of loss of ordered products or prior to performance under service contracts. These down payments are recorded as “Advance payments from customers” in the Consolidated Balance Sheets.

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

Software Products

Except as described below under “Other”, the Company recognizes revenues for software products in accordance with SOP No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Agreements. The Company recognizes license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the vendor’s fee is fixed or determinable, collection of the related receivable is probable, delivery of the product has occurred and the Company has received from the customer an acceptance form acknowledging installation and substantial conformance with the Company’s specifications (as set forth in the user manual) for such product, or upon verification of installation when customer acceptance is not required to be received, or upon the expiration of an acceptance period, provided that all other criteria for revenue recognition under SOP 97-2 have been met. Revenues earned on software arrangements involving multiple elements are allocated to each element based on vendor-specific objective evidence of the fair value (“VSOE”), which is based on the price charged when the same element is sold separately. In instances when evidence of VSOE of all undelivered elements exists, but evidence does not exist for one or more delivered elements, revenues are recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company does not have installation obligations for certain software products in the SIP business and certain brachytherapy software products. For software products that do not include installation obligations, the Company recognizes revenues upon the transfer of risk of loss, which is either at the time of shipment or delivery, depending upon the shipping terms of the contract, provided that all other criteria under SOP 97-2 are met.

Other

Revenues related to service contracts are recognized ratably over the period of the related contracts. Revenues related to services performed on a time-and-materials basis are recognized when they are earned and billable.

Revenues related to certain highly customized scientific instrument products and proton therapy commissioning service contracts in our ACCEL business, as well as highly customized image detection systems in our SIP business are recognized using the percentage-of-completion method in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Product Type Contracts. Revenues recognized under the percentage-of-completion method are primarily based on contract costs incurred to date compared with total estimated contract costs. Estimated losses on contracts are charged to cost of sales in the period when the loss is identified.

Share-Based Compensation Expense

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the Company to measure and recognize compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to the Varian Medical Systems, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), deferred stock units and restricted stock based on their fair values. The Company’s financial statements for fiscal years 2007 and 2006 reflect the impact of SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Consolidated Statements of Earnings for fiscal years 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123.

Upon adoption of SFAS 123(R), the Company elected to value its share-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes model, which was previously used for its pro forma information required under SFAS 123 for fiscal year 2005. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. VMS’s stock options and the option component of the Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company adopted the “short-cut” method provided in Financial Accounting Standards Board Staff Position No.123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The “short-cut” method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC pool and the Consolidated Statements of Cash Flows of the tax effects of share-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company considers only the direct tax impacts of share-based compensation awards when calculating the amount of tax windfalls or shortfalls.

Prior to fiscal year 2006, the Company followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) in accounting for stock-based awards.

For fiscal years 2007 and 2006, total share-based compensation expenses, before taxes, were $44.9 million and $40.8 million, respectively. There was no share-based compensation expense related to stock options and employee stock purchases recognized under the intrinsic value method of APB 25 for fiscal year 2005. For fiscal year 2005, share-based compensation expense related to restricted stock, before taxes, was $1.1 million, which was recorded under APB 25. See Note 12 “Employee Stock Plans” for a detailed discussion of SFAS 123(R).

Earnings per Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period. Diluted net earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares under the treasury method.

The following table sets forth the computation of net basic and diluted earnings per share:

	Fiscal Years Ended
(In thousands, except per share amounts)	2007	2006	2005
Earnings from continuing operations	$239,456	$243,562	$206,576
Earnings from discontinued operations, net of taxes	—	1,529	—

Net earnings	$239,456	$245,091	$206,576

Basic weighted average shares outstanding	127,407	130,964	132,435
Dilutive effect of potential common shares	3,215	4,475	5,400

Diluted weighted average shares outstanding	130,622	135,439	137,835

Net earnings per share—Basic
Continuing operations	$1.88	$1.86	$1.56
Discontinued operations	—	0.01	—

Net earnings per share	$1.88	$1.87	$1.56

Net earnings per share—Diluted
Continuing operations	$1.83	$1.80	$1.50
Discontinued operations	—	0.01	—

Net earnings per share	$1.83	$1.81	$1.50

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In fiscal years 2007 and 2006, pursuant to SFAS 123(R), the Company excluded stock options from the computation of diluted weighted average shares outstanding if the per share value, including the sum of (a) the exercise price of the options and (b) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares, because the inclusion of these stock options would be antidilutive to earnings per share. In fiscal years 2005, the Company excluded stock options from the computation of diluted weighted average shares outstanding if the exercise price of the stock option was greater than the average market price of the shares as the Company accounted for stock-based compensation under the intrinsic value method as defined by APB 25. Accordingly, stock options to purchase 5,093,330 shares, 4,163,183 shares and 2,740,328 shares at weighted average exercise prices of $50.39, $46.47 and $40.07, respectively, were excluded from the computation of diluted weighted average shares outstanding during fiscal years 2007, 2006 and 2005, respectively.

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of revenues.

Research and Development

To date, research and development costs have been expensed as incurred. These costs primarily include employees’ compensation, consulting fees, material costs and research grants primarily to universities.

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

Comprehensive Earnings

Comprehensive earnings include all changes in equity (net assets) during a period from non-owner sources. Comprehensive earnings include currency translation adjustments and minimum pension liability adjustments, net of taxes (see Note 10, “Retirement Plans”).

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“SFAS 109”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation is effective for the Company in the first quarter of fiscal year 2008. The Company is still assessing the potential impact this interpretation may have on its consolidated financial position, results of operations or cash flows. Based on a preliminary analysis, the Company expects that a cumulative effect adjustment of less than $20 million will be charged to retained earnings in the first quarter of fiscal year 2008 to increase the reserve for uncertain tax positions.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact that SFAS 157 may have on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires the Company to (a) recognize a plan’s funded status in its statement of financial position, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined benefit plan in the year in which the changes occur through other comprehensive income. The Company adopted the requirement to recognize the funded status of a defined benefit plan and the disclosure requirements in the fourth quarter of fiscal year 2007. See Note 10 “Retirement Plans” in the Notes to Consolidated Financial Statements within this Annual Report on Form 10-K for a discussion of the effects of adopting the recognition provisions and disclosure requirements of SFAS 158. The Company is not required to adopt the measurement date provisions until fiscal year 2009. The Company is assessing the potential impact that the measurement date provision of SFAS 158 may have on its consolidated financial position, results of operations or cash flows. Based on the evaluation to date, the Company does not believe the adoption of the measurement date provisions of SFAS 158 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company beginning in the first quarter of 2009. The Company is currently assessing the potential impact SFAS 159 may have on its consolidated financial position, results of operations and cash flows.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. BALANCE SHEET COMPONENTS

At September 28, 2007, the Company did not have any marketable securities. At September 29, 2006, the carrying amounts of marketable securities, which were all municipal securities, were reflected as follows:

(In millions)	September 28, 2007	September 29, 2006
Marketable securities:
Short-term marketable securities	$—	$93.6

Marketable securities classified as:
Available-for-sale	$—	$90.0
Held-to-maturity	—	3.6

	$—	$93.6

Inventories:
Raw materials and parts	$124.2	$108.5
Work-in-progress	41.5	14.4
Finished goods	68.0	66.8

Total inventories	$233.7	$189.7

Property, plant and equipment:
Land and land improvements	$11.4	$11.1
Buildings and leased hold improvements	138.3	111.7
Machinery and equipment	213.1	183.5
Construction in progress	22.9	11.9
Assets subject to lease	0.8	0.8

	386.5	319.0
Accumulated depreciation and amortization	(214.8)	(188.7)

Property, plant and equipment, net	$171.7	$130.3

Accrued expenses:
Accrued compensation and benefits	$107.0	$103.3
Income taxes payable	68.8	82.6
Current deferred tax liabilities	6.7	—
Other	116.6	79.9

Total accrued expenses	$299.1	$265.8

Other long-term liabilities:

As of September 28, 2007, other long-term liabilities primarily consisted of accruals for environmental costs, accrued pension and post-retirement benefits and deferred income tax liabilities. As of September 29, 2006, other long-term liabilities primarily consisted of accruals for environmental costs and deferred income tax liabilities. Accruals for environmental costs, accrued pension and post-retirement benefits that are included in other long-term liabilities are not expected to be expended in the following fiscal year. The current portion of the accruals for environmental costs and accrued pension and post-retirement benefits are included within “Accrued expenses.”

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Mandatorily Redeemable Financial Instrument

In addition to purchasing the radiotherapy equipment service business in Japan and certain other Asian and Latin American countries (the “MELCO Service Business”) of Mitsubishi Electric Co. (“MELCO”) as discussed in more detail in Note 9, the Company entered into a joint venture with MELCO on February 3, 2004, through MELCO’s purchase of a 35% ownership interest in VMS’s Japanese subsidiary (“VMS KK”) for 1.4 billion Japanese Yen, or US$13.5 million. During the three-year joint venture (“JVA”) period, MELCO was not entitled to any profits or losses generated by VMS KK. However, MELCO was entitled to elect one of the five members of VMS KK’s board of directors. At the end of the three-year JVA period, MELCO was required to unconditionally sell and the Company was required to unconditionally repurchase MELCO’s 35% ownership interest in VMS KK at the original sale price (1.4 billion Japanese Yen) and there were no settlement alternatives to such a repurchase obligation. The Company accounted for MELCO’s 35% ownership interest as a mandatorily redeemable financial instrument. Based on the exchange rate at September 29, 2006, the mandatorily redeemable financial instrument amounted to $12.1 million, which was included in “Accrued expenses” in the Consolidated Balance Sheets. On February 2, 2007, the Company repurchased the 35% ownership interest in the JVA from MELCO for 1.4 billion Japanese Yen, or US$11.8 million at the then-current exchange rate.

3. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” on the Consolidated Balance Sheets as follows:

(In millions)	September 28, 2007	September 29, 2006
Intangible Assets:
Acquired existing technology	$21.1	$14.1
Patents, licenses and other	14.2	13.9
Customer contracts and supplier relationship	10.2	10.1
Accumulated amortization	(29.5)	(24.3)

Net carrying amount	$16.0	$13.8

The increase in gross carrying amount of intangibles assets was due to the acquisitions of ACCEL and Bio-Imaging Research, Inc. (“BIR”), which are included in the “Other” category (See Note 15 “Segment Information”). Amortization expense for intangible assets required to be amortized under SFAS 142 was $5.2 million, $5.9 million and $5.7 million for fiscal years 2007, 2006 and 2005, respectively. The Company estimates amortization expense on a straight-line basis for fiscal years 2008 through 2012 and thereafter, to be as follows (in millions): $4.3, $3.5, $3.0, $2.3, $1.5 and $1.4.

The following table reflects the allocation of goodwill:

(In millions)	September 28, 2007	September 29, 2006
Oncology Systems	$125.0	$120.9
X-ray Products	0.5	0.5
Other	80.1	—

Total	$205.6	$121.4

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The increase in the carrying amount of goodwill at September 28, 2007 from September 29, 2006 was due to the acquisitions of ACCEL and BIR, as well as the adjustment to the purchase price of the MELCO Service Business related to an “earn out” payment in fiscal year 2007. See Note 14 “Business Combinations” for a discussion of the acquisitions of ACCEL and BIR and Note 9, “Commitments and Contingencies” for a discussion of the adjustment to the purchase price of the MELCO Service Business.

4. RELATED PARTY TRANSACTIONS

In fiscal years 1999 and 2000, VMS invested a total of $5 million in a three member consortium for a 20% ownership interest in dpiX Holding LLC (“dpiX Holding”), which in turn invested $25 million for an 80.1% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin-film transistor arrays (“flat panels”) for the Company’s X-ray Products’ digital imaging subsystems and for its Oncology Systems’ On-Board Imager and PortalVision imaging systems. VMS had the right to appoint one manager of the five person board of managers and the investment was accounted for under the equity method. In accordance with the dpiX Holding agreement, net losses were to be allocated to the other two members, in succession, until their capital accounts equaled zero, then to the three members in accordance with their ownership interests. The dpiX Holding agreement also provided that net profits were to be allocated to the other two members, in succession, until their capital accounts equaled the net losses previously allocated, then to the three members in accordance with their ownership interests.

In September 2004, VMS acquired another member’s entire 20% ownership interest in dpiX Holding for $1 million. As a result, VMS has the right to appoint two managers of the five person board of managers and its ownership interest in dpiX Holding increased to 40% with the remaining 60% being held by the other original member. When VMS acquired this additional 20% ownership interest, the capital account of the selling member was nearly zero because it was the first in the consortium to be allocated losses. As a result, when dpiX Holding recorded net profits after VMS acquired the additional 20% ownership interest, VMS was the first to be allocated net profits to recover previously allocated losses. VMS recorded a loss on the equity investment in dpiX Holding of $0.3 million in fiscal year 2007. In fiscal years 2006 and 2005, VMS recorded income on the equity investment in dpiX Holding of $1.4 million and $3.4 million, respectively. Incomes and losses on the equity investment in dpiX Holding are included in “Selling, general and administrative” expenses in the Consolidated Statements of Earnings.

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

In December 2004, VMS agreed to loan $2 million to dpiX in four separate installments, bearing interest at prime rate plus 1% per annum. The principal balance is due and payable to VMS in twelve equal quarterly installments that began in October 2006; interest is payable in full according to the same quarterly schedule, that began in April 2005; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable hereunder, is fully due and payable on July 10, 2009. The note receivable from dpiX totaled $1.3 million and $2.0 million at September 28, 2007 and September 29, 2006, respectively, and was primarily included in “Other Assets” in the Consolidated Balance Sheet.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In March 2006, VMS and the other member of dpiX Holding agreed in principle to invest an aggregate of $92 million in dpiX Holding for dpiX to acquire and construct a manufacturing facility in Colorado to increase its production capacity. The members’ contributions for this facility were based on their percentage ownership interests in dpiX Holding. The construction of the Colorado manufacturing facility was completed in August 2007 with VMS contributing to dpiX Holding an aggregate of $36.8 million, which is included in “Other assets” in the Consolidated Balance Sheet as of September 28, 2007.

During fiscal years 2007, 2006 and 2005, the Company purchased flat panels from dpiX totaling approximately $21.0 million, $14.1 million and $11.3 million, respectively. These purchases of flat panels are included as a component of “Inventory” in the Consolidated Balance Sheets and “Cost of revenues—product” in the Consolidated Statements of Earnings.

5. LONG-TERM DEBT

Long-term debt outstanding at September 28, 2007 and September 29, 2006 is summarized as follows:

(Dollars in millions)	September 28, 2007	September 29, 2006
Unsecured term loan, 6.70% due in installments of $ 6.25 payable in fiscal years 2008, 2010, 2012, and 2014	$25.0	$25.0
Unsecured term loan, 6.76% due in installments of $ 5.25 payable in fiscal years 2009 and 2011	10.5	15.8
Unsecured term loan, 7.15% due in installments of $ 2.5 payable in fiscal years 2008—2010	7.5	10.0
Loans assumed through purchases of land and buildings, 7.34% and 7.58% due in monthly installments (including principal and interest) of $0.7 payable in fiscal years 2008—2012 and balloon payments of $5.5 in fiscal year 2012(1)	6.4	6.5

	$49.4	$57.3
Less: current maturities of long-term debt	9.0	7.9

Long-term debt	$40.4	$49.4

(1)	As of September 28, 2007, land and buildings with a carrying amount of $7.4 million were pledged as collateral against these loans.

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

Interest paid on long-term debt was $3.8 million for fiscal year 2007 and $4.1 million for each of fiscal years 2006 and 2005. At September 28, 2007, aggregate debt maturities for fiscal years 2008, 2009, 2010, 2011, 2012 and thereafter are as follows (in millions): $9.0, $8.0, $9.0, $5.5, $11.6 and $6.3, respectively.

The fair value of the Company’s long-term debt was estimated to be $52.0 million at September 28, 2007 based on the then-current rates available to the Company for debt of similar terms and remaining

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

maturities. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

6. LINE OF CREDIT

In July 2007, the Company entered into a Credit Agreement with Bank of America, N.A. (“BofA”), providing for an unsecured revolving credit facility that will enable the Company to borrow and have outstanding at any given time a maximum of $100 million (the “Credit Facility”). The proceeds of the Credit Facility may be used for working capital, capital expenditures, permitted acquisitions and other lawful corporate purposes. The Credit Facility will expire, if not extended by mutual agreement of the Company and BofA, on July 27, 2009. Borrowings under the Credit Facility accrue interest either (i) based on the London InterBank Offered Rate (“LIBOR”) plus a margin of .45% to .70% based on a leverage ratio involving funded indebtedness and earnings before interest, tax and depreciation and amortization (“EBITDA”) or (ii) based upon a base rate of either the federal funds rate plus .5% or BofA’s announced prime rate, which ever is greater, plus a margin of 1.75% to 2.25% based on a leverage ratio involving funded indebtedness and EBITDA, depending upon instructions from the Company to BofA as to whether advances are to be based on the LIBOR rate or the base rate. The Company may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate are adjustable daily. The Company may prepay, reduce or terminate the commitment without penalty.

At September 28, 2007, the outstanding balance on the Credit Facility was $41 million with a weighted average interest rate of 6.04%. For the year ended September 28, 2007, the Company paid interest on the Credit Facility of $0.3 million. The Company pays commitment fees at an annual rate of .1% to .15% based on a leverage ratio involving funded indebtedness and EBITDA. For the year ended September 28, 2007, the Company paid fees of $11,000 related to the Credit Facility. The Credit Facility also provides $25 million to support letters of credit issued by the Company of which none was outstanding as of September 28, 2007.

The Credit Facility contains customary affirmative and negative covenants for facilities of this type. The Company has also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets. As of September 28, 2007, the Company was in compliance with all covenants.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a program of risk management that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and typically hedges certain of these larger foreign currency sales orders when they are not in the subsidiaries’ functional currency. These foreign currency sales orders that fit our risk management policy criteria are hedged using forward exchange contracts. The Company may use other derivative instruments in the future. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts range from one to twelve months in maturity. As of September 28, 2007, the Company did not have any forward exchange contracts with an original maturity greater than twelve months. As international deliveries may extend beyond twelve months, the Company may hedge beyond twelve months in the future.

The Company mainly uses derivatives that are designated as fair value hedges as prescribed by SFAS 133. For each derivative contract, the Company formally documents at the hedge’s inception the relationship between the hedging instrument (forward contract) and hedged item (firmly committed foreign currency denominated sales order), the nature of the risk being hedged, as well as its risk management objective and strategy for undertaking the hedge. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values of hedged items. As the terms of the forward exchange contract and the underlying transaction are similar at inception, forward exchange contract effectiveness is calculated by comparing the cumulative change in the fair value of the forward exchange contract to the change in the spot rates of the related firm commitment. If a derivative qualifies as a fair value hedge, changes in the fair value of the derivative are offset against changes in the fair value of the underlying firm commitment, the difference of which is recognized currently in “Cost of revenues.” Hedges are tested for effectiveness by comparing the foreign currency forward rate at inception versus the current balance sheet rate forward adjusted. The change reflects the Company’s conclusion that, under SFAS 133, hedge effectiveness will not be impacted when time value is included in hedge effectiveness testing, as the critical terms of the contract and the underlying hedged item, including maturity, are similar. The Company could experience ineffectiveness on any specific hedge transaction if the hedged item (a previously firmly committed sales order) is cancelled or if the delivery date is re-scheduled.

The Company also hedges balance sheet exposures from its various foreign subsidiaries and business units. The Company enters into foreign currency forward exchange contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency. These hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment under SFAS 133. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During fiscal year 2007, there were no material gains or losses due to hedge ineffectiveness. At September 28, 2007, the Company had foreign exchange forward contracts for fair value hedges with notional values to sell and purchase $220.7 million and $13.9 million, respectively, in various foreign currencies. At September 29, 2006, the Company had foreign currency forward exchange contracts for fair value hedges that matured throughout fiscal year 2007 with notional values to sell $245.7 million and to purchase $15.1 million in various foreign currencies. At September 28, 2007, substantially all of the open forward contracts were deemed effective.

8. GUARANTEES

Indemnification Agreements

In conjunction with the sale of the Company’s products in the ordinary course of business, the Company provides standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to its products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments the Company could be required to make under these arrangements is unlimited. As of September 28, 2007, the Company had not incurred any significant costs since the Spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, the Company believes the estimated fair value of these arrangements is minimal.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table reflects the changes in the Company’s accrued product warranty during fiscal years 2007 and 2006:

	September 28,	September 29,
(In millions)	2007	2006
Accrued product warranty, beginning of fiscal year	$43.0	$39.4
Charged to cost of revenues	49.2	41.9
Actual product warranty expenditures	(40.9)	(38.3)

Accrued product warranty, end of fiscal year	$51.3	$43.0

9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

At September 28, 2007, the Company was committed to minimum rentals under noncancelable operating leases (including rent escalation clauses) for fiscal years 2008, 2009, 2010, 2011 and 2012 and thereafter, as follows (in millions): $15.3, $12.3, $8.8, $5.1, $4.1 and $8.8, respectively. Rental expense for fiscal years 2007, 2006 and 2005 (in millions) was $20.6, $19.4 and $20.5, respectively.

Other Commitments

Following a decision by MELCO to exit the radiotherapy equipment and service business and its desire to do so in a nondisruptive manner with an established radiotherapy equipment service provider, the Company entered into two separate transactions with MELCO contemporaneously whereby (i) the Company purchased the MELCO Service Business to service MELCO’s existing customers and (ii) the Company formed a JVA in Japan with MELCO that became effective as of February 3, 2004.

On February 2, 2004, VMS KK purchased the MELCO Service Business for 2.0 billion Japanese Yen, or US$19.1 million, plus a contingent “earn out” payable to MELCO at the end of the three-year JVA period. This “earn out” payment was equivalent to 100% of the net profits or losses of the MELCO Service Business for the three-year period. The Company accounted for the purchase of the MELCO Service Business as an acquisition and 100% of the profits and losses from VMS KK are reflected in the Company’s consolidated results. The Company accounted for the “earn out” payment as an adjustment to the purchase price of the acquisition at the end of the period. For the period from February 2, 2004 to February 2, 2007, net profits for the MELCO Service Business totaled approximately $4.1 million, which was recorded as an adjustment to goodwill in the second quarter of fiscal year 2007. The Company made the “earn out” payment to MELCO in the third quarter of fiscal year 2007.

In addition to purchasing the MELCO Service Business, the Company entered into a distributor arrangement with MELCO to sell MELCO radiotherapy equipment products through VMS KK for two years. During that two-year period ended February 2, 2006, the Company did not sell any MELCO radiotherapy equipment products.

The JVA was accomplished through MELCO’s purchase on February 3, 2004 of a 35% ownership interest in VMS KK for 1.4 billion Japanese Yen, or US$13.5 million. During the three-year JVA period, MELCO was not entitled to any profits or losses generated by VMS KK. However, MELCO was entitled to elect one of the five members of VMS KK’s board of directors. At the end of the three-year JVA period, MELCO was required to unconditionally sell and the Company was required to unconditionally repurchase MELCO’s 35% ownership interest in VMS KK at the original sale price (1.4 billion

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Japanese Yen) and there were no settlement alternatives to such a repurchase obligation. The Company accounted for MELCO’s 35% ownership interest as a mandatorily redeemable financial instrument, which was included in “Accrued expenses” in the Consolidated Balance Sheets as of September 29, 2006. On February 2, 2007, the Company repurchased the 35% ownership interest in the JVA from MELCO for 1.4 billion Japanese Yen, or US$11.8 million.

Contingencies

The U.S. Environmental Protection Agency (“EPA”) or third parties have named the Company as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at eight sites where the Company, as Varian Associates, Inc., was alleged to have shipped manufacturing waste for recycling or disposal, and as a PRP the Company may have an obligation to reimburse the EPA or other third parties for cleanup costs at these sites. In addition, the Company is overseeing environmental cleanup projects and, as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with the Company’s sale of its Electron Devices business during 1995 and the sale of its thin film systems business during 1997). Under the terms of the agreement governing the Spin-offs of VI and VSEA, by the Company in 1999, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $0.9 million, $1.3 million and $1.1 million (net of amounts borne by VI and VSEA) during fiscal years 2007, 2006 and 2005, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.

Various uncertainties make it difficult to estimate the likelihood or cost of certain third-party claims, project management costs and legal costs at all of the sites and facilities. In addition, for the eight sites and one of the facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future cost of such activities. As of September 28, 2007, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs, third party-claims, project management costs and legal costs for these nine locations ranged in the aggregate from $3.3 million to $7.5 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year up to 13 years as of September 28, 2007. Management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore accrued $3.3 million for these cleanup projects as of September 28, 2007. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

As to all other facilities, the Company has gained sufficient knowledge to better estimate the scope and costs of future cleanup activities based upon formal agreements with other parties defining the Company’s future liabilities or formal cleanup plans that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the facility. As of September 28, 2007, the Company estimated that its future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in the aggregate from $8.8 million to $36.9 million. The time frames over which these cleanup project costs are estimated vary, ranging from 2 years to 30 years as of September 28, 2007. As to each of these facilities, management determined that a particular amount

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $16.9 million at September 28, 2007. The Company accordingly accrued $11.8 million, which represents its best estimate of the future costs of $16.9 million discounted at 4%, net of inflation. This accrual is in addition to the $3.3 million described in the preceding paragraph.

At September 28, 2007, the Company’s reserve for environmental liabilities, based upon future environmental-related costs estimated as of that date, was calculated as follows:

(In millions)	Recurring Costs	Non-Recurring Costs	Total Anticipated Future Costs
Fiscal Years:
2008	$0.8	$0.8	$1.6
2009	0.6	0.6	1.2
2010	0.7	0.6	1.3
2011	0.6	0.6	1.2
2012	0.7	1.2	1.9
Thereafter	10.6	2.4	13.0

Total costs	$14.0	$6.2	$20.2

Less imputed interest			(5.1)

Reserve amount			$15.1

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial strength of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. The Company has also reached an agreement with another insurance company under which that insurance company agreed to pay a portion of the Company’s past and future environmental-related expenditures. Accordingly, the Company recorded a receivable of $2.9 million and a $3.0 million at September 28, 2007 and September 29, 2006, respectively, which was included in “Other assets” in the Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has in the past paid the claims that the Company has made.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company also sponsors six defined benefit plans for regular full-time employees in Germany, Japan, Switzerland and the United Kingdom. In July 2007, the Company (i) terminated the accrual of additional benefits for existing participants and (ii) suspended the enrollment of new participants under the defined benefit plan in the United Kingdom (the “U.K. Pension Plan”). The Company did not make any changes to the participants’ accrued retirement pensions, including the continuing linkage to future salary growth. At the same time, the Company established a defined contribution plan that is available to regular full-time employees in the United Kingdom (the “U.K. Savings Plan”). Participants can contribute from 1% to 100% of their eligible base compensation to the U.K. Savings Plan. The Company matches participant contributions up to 6% of participants’ eligible base compensation, based on the participants’ level of contributions under this UK Savings Plan. In the first and second years after the establishment of the U.K. Savings Plan, the Company will also match an additional 2% and 1%, respectively, of eligible base compensation when the participants contribute 6% or more of their eligible base compensation. All matching contributions vest immediately. The Company also sponsors a post-retirement benefit plan that provides healthcare benefits to certain eligible retirees in the United States.

On September 28, 2007, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 requires, among other things, the recognition of the funded status of defined benefit pension plans, retiree health care and other postretirement benefit plans and postemployment benefit plans on the consolidated balance sheet. Each overfunded plan is recognized as an asset, and each underfunded plan is recognized as a liability. The adoption of SFAS No. 158 requires that unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status be recognized as a component of Accumulated other comprehensive income (loss) within Stockholders’ Equity. As a result of adopting SFAS 158, the consolidated balance sheet at September 28, 2007 includes the following changes,: Accumulated other comprehensive loss increased by $13.5 million; Other long-term liabilities increased by $18.5 million; Accrued expenses increased by $0.1 million; Noncurrent deferred tax assets under “Other Assets” increased by $4.8 million; Noncurrent deferred tax liabilities under “Other Long-term Liabilities” decreased by $0.2 million; and Current deferred tax assets increased by $0.1 million. The adoption of SFAS 158 did not have any effect on the Company’s consolidated statement of earnings or the Company’s consolidated statement of cash flows for the year ended September 28, 2007, or for any prior period presented.

Total retirement and defined benefit plan expense for all retirement plans amounted to $16.6 million, $15.5 million and $14.4 million for fiscal years 2007, 2006 and 2005, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Obligations and Funded Status

The funded status of the defined benefit and post-retirement benefit plans as of September 28, 2007 and September 29, 2006 was as follows:

	Defined Benefit Plans		Post-Retirement Benefit Plans
(In millions)	2007	2006	2007		2006
Change in benefit obligation:
Benefit obligation—beginning of fiscal year	$105.9	$86.6	$6.5		$6.6
Service cost	4.3	3.8	—		—
Interest cost	4.5	3.4	0.3		0.3
Plan participants’ contributions	4.3	3.9	—		—
Plan amendments	—	(0.2)	—		—
Actuarial loss (gain)	(8.2)	7.0	—		0.2
Foreign currency changes	7.2	5.2	—		—
Benefit and expense payments	(6.8)	(3.8)	(0.5)		(0.6)
Transfers in	1.8	—	—		—

Benefit obligation—end of fiscal year	$113.0	$105.9	$6.3		$6.5

Change in plan assets:
Plan assets—beginning of fiscal year	$84.3	$65.9	$—		$—
Employer contributions	13.4	8.2	0.5		0.6
Actual return on plan assets	5.6	6.1	—		—
Plan participants’ contributions	4.3	3.8	—		—
Foreign currency changes	6.1	4.1	—		—
Benefit and expense payments	(6.8)	(3.8)	(0.5)		(0.6)

Plan assets—end of fiscal year	$106.9	$84.3	$—		$—

Funded status	$(6.1)	$(21.6)	$(6.3)		$(6.5)
Unrecognized transition obligation	*	—		*	1.6
Unrecognized prior service cost	*	1.2		*	0.1
Unrecognized net loss	*	24.6		*	0.2
Distributions	—	—	0.1		0.1

Net amount recognized	$(6.1)	$4.2	$(6.2)		$(4.5)

Amounts recognized within the consolidated balance sheet:
Noncurrent assets	$2.1	*	$—		*
Current liabilities	(0.1)	*	(0.5)		*
Noncurrent liabilities	(8.1)	*	(5.7)		*

Net amount recognized	$(6.1)	*	$(6.2)		*

Prepaid (accrued) pension expense	*	$3.1		*	$(4.5)
Accrued benefit liability	*	(5.5)		*	—
Accumulated other comprehensive loss	*	6.6		*	—

Net amount recognized	*	$4.2		*	$(4.5)

*	Certain information was no longer applicable upon the adoption of SFAS 158.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amounts recognized in accumulated other comprehensive income (before tax) as of September 28, 2007 were as follows:

(In millions)	Defined Benefit Plans	Post-Retirement Benefit Plans
Transition obligation	$—	$(1.2)
Prior service cost	(1.2)	—
Net loss	(16.1)	(0.2)

Accumulated other comprehensive loss	$(17.3)	$(1.4)

The total fair value of plan assets, projected benefit obligation and accumulated benefit obligation for those defined benefit plans where accumulated benefit obligation exceeded the fair value of plan assets as of the end of the fiscal years were as follows:

	Defined Benefit Plans
(In millions)	2007	2006
Projected benefit obligation	$13.1	$64.2
Accumulated benefit obligation	$12.1	$51.3
Fair value of plan assets	$5.8	$46.1

The accumulated benefit obligation for all defined benefit plans was $100.5 million and $84.4 million at September 28, 2007 and September 29, 2006, respectively.

Components of Net Periodic Benefit Cost

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Defined Benefit Plans			Post-Retirement Benefit Plans
(In millions)	2007	2006	2005	2007	2006	2005
Service cost	$4.3	$3.8	$3.1	$—	$—	$—
Interest cost	4.5	3.4	3.2	0.4	0.3	0.4
Expected return on assets	(5.0)	(3.4)	(3.0)	—	—	—
Amortization of transition asset	—	—	0.3	0.5	0.5	0.5
Amortization of prior service cost	0.1	0.1	0.1	—	—	—
Recognized actuarial loss	0.9	0.9	0.7	—	—	—

Net pension benefit cost	$4.8	$4.8	$4.4	$0.9	$0.8	$0.9

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during fiscal year 2008 are as follows:

(In millions)	Defined Benefit Plans	Post-Retirement Benefit Plans	Total
Transition obligation	$—	$(0.5)	$(0.5)
Prior service cost	(0.1)	—	(0.1)
Net loss	(0.5)	—	(0.5)

	$(0.6)	$(0.5)	$(1.1)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assumptions

The assumptions used to determine net periodic benefit cost and to compute the expected long-term return on assets for the Company’s defined benefit and post-retirement benefit plans were as follows:

	Fiscal Years Ended
Net Periodic Benefit Cost	2007	2006	2005
Defined benefit plans:
Discount rates	3.99%	3.97%	4.69%
Rates of compensation increase	3.11%	2.96%	3.04%
Expected long-term return on assets	5.22%	4.99%	5.25%

Post-retirement benefit plans:
Discount rate	6.00%	4.50%	5.75%
Expected long-term return on assets	—	—	—

The assumptions used to measure the benefit obligations for the Company’s defined benefit and post-retirement benefit plans were as follows:

Benefit Obligations	September 28, 2007	September 29, 2006
Defined benefit plans:
Discount rates	4.64%	3.99%
Rates of compensation increase	3.24%	3.11%

Post-retirement benefit plans:
Discount rate	6.00%	6.00%

The benefit obligations of defined benefit plans and post-retirement benefit plans were measured as of September 28, 2007 and July 1, 2007, respectively. For defined benefit plans, the discount rate was adjusted as of September 28, 2007 to the range of 2.10% to 5.60% primarily based on the then-current yields on high quality AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations. In countries where the corporate bond market is not sufficiently representative at longer durations, the discount rate also takes into account the yield of long-term government bonds corresponding to the duration of the benefit obligations and the difference between the yield curve on high quality corporate fixed-income investments and government fixed-income investment. Additionally, the rate of projected compensation increase was adjusted as of September 28, 2007 to the range of 1.75% to 4.50% reflecting expected inflation levels and future outlook. For post-retirement benefit plans, the discount rate as of September 28, 2007 remained at 6.00% based on historical practice and the duration of the benefit obligations. The Company reviewed the expected long-term rate of return on defined benefit plan assets. This review consisted of forward-looking projections for a risk-free rate of return, inflation rate, and implied equity risk premiums for particular asset classes. Historical returns were not used. The results of this review were applied to the target asset allocation in accordance with the Company’s planned investment strategies, which are implemented by outside investment managers. The expected long-term rate of return on plan assets was determined based on the weighted average of projected returns on each asset class.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The assumptions used to determine the assumed healthcare cost trend rates for post-retirement benefit plans are as follows:

	Fiscal Years Ended
Assumed Healthcare Cost Trend Rates	2007	2006	2005
Post-retirement benefit plans:
Current medical cost trend rate	12.00%	13.50%	8.00 to 13.50%
Ultimate medical cost trend rate	5.00%	5.00%	5.00%

Assumed healthcare cost trend rates could have an effect on the amounts reported for healthcare plans. A 1.0 percentage point increase in the assumed healthcare cost trend rates would have increased the total service cost and interest cost components reported in fiscal year 2007 by $30,000 and would have increased the post-retirement benefit obligation reported in fiscal year 2007 by $461,000. A 1.0 percentage point decrease in the assumed healthcare cost trend rates would have decreased the total service cost and interest cost components reported in fiscal year 2007 by $27,000 and would have decreased the post-retirement benefit obligation in fiscal year 2007 by $413,000.

Plan Assets

The Company’s defined benefit plans weighted average asset allocations at September 28, 2007 and September 29, 2006 and target allocations for fiscal year-end 2007, by asset category, were as follows:

	September 28, 2007 Target Allocations	Defined Benefit Plans
		September 28, 2007	September 29, 2006
Equity securities	41.5%	39.9%	38.3%
Debt securities	53.1	54.2	43.5
Real estate	—	1.3	3.5
Other(1)	5.4	4.6	14.7

Total	100.0%	100.0%	100.0%

(1)	The other category primarily consists of investments in general accounts and other investment funds offered by insurance companies.

The investment objectives of the Company for the defined benefit plans are to generate returns that will enable the defined benefit plans to meet their future obligations. The precise amount of these obligations depends on future events, including the life expectancy of the benefit plans’ members and the level of salary increases. The obligations are estimated using actuarial assumptions, based on the current economic environment. The investment strategy depends on the country to which the defined benefit plan applies. The investment objectives of some defined benefit plans are more conservative than others. In general, the investment strategy of the defined benefit plans is to balance the requirement to generate return using higher-returning assets such as equity securities, with the need to control risk with less volatile assets, such as fixed income securities. Risks include, among others, the likelihood of the defined benefit plans becoming underfunded, thereby increasing their dependence on contributions from the Company. Within each asset class, consideration is given by investment managers to balance the portfolio among industry sectors, geographies, interest rate sensitivity, dependence on economic growth, currency and other factors that affect investment returns.

The Company contributes to post-retirement benefit plans on a cash basis as benefits are paid. No assets have been segregated and restricted to provide postretirement benefits.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Medicare Prescription Drug Act

The Medicare Prescription Drug, Improvement and Modernization Act (the “Prescription Drug Act”) provides a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Since it sponsors postretirement benefit plans that provide prescription drug benefits, the Company enrolled all Medicare eligible retirees in fiscal year 2007 in either Medicare Advantage plans or in health plans where prescription drug benefits are supplied via fully insured Prescription Drug Plans. The impact of the Prescription Drug Act on the accumulated postretirement benefit obligation was not significant.

Estimated Contributions and Future Benefit Payments

The Company made contributions of $13.4 million to the defined benefit plans during fiscal year 2007. This amount is greater than the contributions of $8.1 million made for fiscal year 2006 due primarily to an increase in the discretionary employer contribution of $4.4 million made to improve the funding level of the now frozen pension plan in the United Kingdom during fiscal year 2007. The Company made contributions of $0.5 million to the post-retirement benefit plans for fiscal year 2007. The Company expects total contribution to the defined benefit plans and the post-retirement benefit plans for fiscal year 2008 to be approximately $3.1 million and approximately $0.6 million, respectively.

Estimated future benefit payments at September 28, 2007 are as follows:

(In millions)	Defined Benefit Plans	Post-Retirement Benefit Plans	Total
Fiscal Years:
2008	$2.9	$0.6	$3.5
2009	3.3	0.6	3.9
2010	3.3	0.6	3.9
2011	3.5	0.6	4.1
2012	3.7	0.6	4.3
2013-2017	21.8	2.9	24.7

	$38.5	$5.9	$44.4

11. STOCKHOLDERS’ EQUITY

Stockholder Rights Plan

VMS’s Board of Directors has adopted a stockholder rights plan. Under the plan, a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock was made to stockholders of record on December 4, 1998 and one Right issued in connection with each share of VMS’s common stock issued thereafter. The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock (an “Acquiring Person”) or announces a tender offer for 15% or more of the common stock. Each Right entitles stockholders to buy one one-thousandth of a share of VMS’s Participating Preferred Stock, par value $1.00 per share, at an exercise price of $105 per Right, subject to adjustment from time to time. However, if any person becomes an Acquiring Person, each Right will then entitle its holder (other than the Acquiring Person) to purchase at the exercise price VMS’s common stock (or, in certain circumstances, VMS’s Participating Preferred Stock) having a

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

market value at that time of twice the Right’s exercise price. The Rights would also entitle holders (other than the Acquiring Person) to purchase at the exercise price common stock of the Acquiring Person having a market value at that time of twice the Right’s exercise price if the Acquiring Person were to control VMS’s Board of Directors and cause VMS to enter into certain mergers or other transactions. In addition, if an Acquiring Person acquired between 15% and 50% of VMS’s voting stock, VMS’s Board of Directors may, at its option, exchange one share of VMS’s common stock for each Right held (other than Rights held by the Acquiring Person). The Rights will expire on December 4, 2008, unless earlier redeemed by the Board of Directors at $0.001 per Right.

Stock Repurchase Program

On November 19, 2004, VMS’s Board of Directors authorized a repurchase by VMS of up to six million shares of its common stock over the period through December 31, 2005. On November 21, 2005, VMS’s Board of Directors authorized a repurchase of up to an additional six million shares of its common stock over the period through December 31, 2006. On November 20, 2006, VMS’s Board of Directors authorized a repurchase of up to $4.5 million shares of its common stock over the period through September 28, 2007. On July 24, 2007, VMS’s Board of Directors approved the repurchase of an additional twelve million shares of VMS common stock for a period beginning on July 30, 2007 through December 31, 2008. VMS paid $319 million in fiscal year 2007 to repurchase seven million shares of its common stock, $271 million in fiscal year 2006 to repurchase 5,395,100 shares of its common stock and $227 million in fiscal year 2005 to repurchase 5,960,000 shares of its common stock. All shares that have been repurchased have been retired. As of September 28, 2007, eleven million shares of VMS common stock remained available for repurchase under the July 24, 2007 authorization.

12. EMPLOYEE STOCK PLANS

Employee Stock Plans

During fiscal year 1991, VMS adopted the stockholder-approved Omnibus Stock Plan (the “Omnibus Plan”) under which shares of common stock could be issued to officers, directors, key employees and consultants. The Omnibus Plan was amended and restated as of the Spin-offs. The maximum number of shares that could have been issued was limited to twenty million shares. Stock options granted under the Omnibus Plan have an exercise price equal to the closing market price of the underlying stock on the grant date (unless the stock market was closed on the grant date, in which case the exercise price was equal to the average of the highest and lowest quoted selling prices on the stock market on the day before and the day after the grant date) and expire no later than ten years from the grant date. Options granted under the Omnibus Plan before November 2000 were generally exercisable in cumulative installments of one-third each year, commencing one year following the date of grant. Options granted after November 2000 were exercisable in the following manner: the first one-third one year from the date of grant, with the remainder vesting monthly during the following two-year period. No further awards may be made under the Omnibus Plan.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In February 2005, VMS’s stockholders approved the 2005 Omnibus Stock Plan (the “2005 Plan”), which provides for the grant of equity incentive awards, including stock options, restricted stock, stock appreciation rights, performance units, restricted stock units and performance shares of up to (a) four million shares, plus (b) the number of shares authorized for issuance, but never issued, under the Omnibus Plan and the 2000 Plan, plus (c) the number of shares subject to awards previously granted under the Omnibus Plan and 2000 Plan that terminate, expire, or lapse and (d) amounts granted in substitution of options in connection with certain transactions. For purposes of the total number of shares available for grant under the 2005 Plan, any shares that were subject to awards of stock options or stock appreciation rights were counted against the available-for-grant limit as one share for every one share issued, and any shares issued in connection with awards other than stock options and stock appreciation rights shall be counted against the available-for-grant limit as three shares for every one share issued. All awards may be subject to restrictions on transferability and continued employment as determined by the Compensation and Management Development Committee.

In November 2005, VMS’s Compensation and Management Development Committee of the Board of Directors approved changes affecting the determination of shares eligible for continued vesting for grants of non-qualified stock options made on or after November 17, 2005 under the 2005 Plan to employees who retire from the Company. Under the changes approved in November 2005, if an employee retires within one year of the grant date, the number of shares subject to the stock option are reduced proportionally by the time during such one-year period that the employee ceased to be an employee of the Company (based upon a 365 day year). The revised number of shares subject to the stock option would continue to vest in accordance with the original vesting schedule, and the remaining shares would be cancelled as of the date of retirement. Under the prior requirements, if an employee retired within one year of the grant date, all shares subject to the option grant would continue to vest in accordance with the original vesting schedule.

In February 2006, VMS’s stockholders approved the Amended and Restated 2005 Omnibus Stock Plan (the “Amended 2005 Plan”), which modified the 2005 Plan to permit the grant of deferred stock units to non-employee directors. Each deferred stock unit is deemed to be the equivalent of one share of VMS’s common stock. Deferred stock units vest over a period of not less than one year from the date of grant, unless otherwise provided in the grant agreement as determined by VMS’s Board of Directors, and vesting may be pro rata during the vesting period. Payment of deferred stock units generally will be made in shares of VMS’s common stock upon the earlier of the third anniversary of the grant date or the director’s termination.

In February 2007, VMS’s stockholders approved the Second Amended and Restated 2005 Omnibus Stock Plan (the “Second Amended 2005 Plan”), which modified the Amended 2005 Plan to (i) increase the number of shares available for grant under the plan by 2,650,000 shares, (ii) explicitly prohibit the repricing of stock options and stock appreciation rights without the approval of VMS’s stockholders, (iii) change the number of shares counted against the available-for-grant limit from three shares to 2.5 shares for every one share issued in connection with awards other than stock options and stock appreciation rights, (iv) change the expiration date of stock options from a maximum of ten years to a maximum of seven years from the date of grant, (v) cease to increase the number of shares available for grant under the Second Amended 2005 Plan by the number of shares tendered to VMS as payment for the exercise of stock options or in satisfaction of a tax withholding obligation pursuant to stock awards, and (vi) change definition of Fair Market Value to the last quoted per share selling price of the underlying shares on the next preceding date, if there were no sales on the relevant date. Prior to stockholder approval of the Second Amended 2005 Plan, if stock options were granted on a date on

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

which no sales occurred, the exercise price was equal to the average of the highest and lowest quoted selling prices on the day before and the day after the grant date.

Effective October 1, 2005, the Company adopted SFAS 123(R), as discussed in Note 1, “Summary of Significant Accounting Policies.” The fair value of options granted and the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Employee Stock Plans			Employee Stock Purchase Plan
	2007	2006	2005	2007	2006	2005
Expected term (in years)	4.32	4.17	4.00	0.50	0.50	0.50
Risk-free interest rate	4.6%	4.4%	3.6%	4.8%	4.7%	3.3%
Expected volatility	29.3%	29.3%	30.2%	19.3%	24.7%	18.6%
Expected dividend yield	—	—	—	—	—	—
Weighted average fair value at grant date	$15.96	$15.48	$11.62	$9.94	$10.45	$8.14

The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise by employees. Upon the adoption of SFAS 123(R), the Company determined the expected term of stock options based on the demographic grouping of employees and retirement eligibility. Prior to October 1, 2005, the Company determined the expected term of stock options based on the demographic grouping of employees. Upon the adoption of SFAS 123(R), the Company used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption. The blended volatility represents the weighted average of implied volatility and historical volatility. Implied volatility was derived based on six-month traded options on VMS common stock. Implied volatility is weighted in the calculation of blended volatility based on the ratio of the six-month term of the exchange-traded options to the expected lives of the employee stock options. Historical volatility represents the remainder of the weighting. The decision to incorporate implied volatility was based on the Company’s assessment that implied volatility of publicly traded options in VMS’s common stock is reflective of market conditions and is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. In determining the extent of use of implied volatility, the Company considered: (i) the volume of market activity of traded options; (ii) the ability to reasonably match the input variables of traded options to those of stock options granted by the Company, including the date of grant; (iii) the similarity of the exercise prices; and (iv) the length of term of traded options. After considering the above factors, the Company determined that it cannot rely exclusively on implied volatility based on that fact that the term VMS’s six-month exchange-traded options is less than one year and that it is different from the expected lives of the stock options granted by the Company. Therefore, the Company believes a combination of the historical volatility over the expected lives of the stock options granted by the Company and the implied volatility of six-month exchange-traded options best reflects the expected volatility of VMS’s stock going forward. Prior to October 1, 2005, the Company used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of VMS’s stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

As share-based compensation expense recognized in the Consolidated Statements of Earnings for the fiscal years 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

estimated based on historical experience. For fiscal years 2007 and 2006, the Company adjusted share-based compensation expense based on its actual forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to October 1, 2005, the Company accounted for forfeitures as they occurred.

The table below summarizes the effect of recording share-based compensation expense under SFAS 123(R) for fiscal years 2007 and 2006:

	Fiscal Years
(In thousands, except per share amounts)	2007	2006
Cost of revenues—Product	$4,496	$3,748
Cost of revenues—Service contracts and other	3,466	2,982
Research and development	4,958	4,338
Selling, general and administrative	31,967	29,779
Taxes on earnings	(15,177)	(13,945)

Net decrease in net earnings	$29,710	$26,902

Increase (decrease) on:
Cash flows from operating activities	$(19,678)	$(51,963)
Cash flows from financing activities	$19,678	$51,963

Decrease on:
Net earnings per share—Basic	$0.23	$0.21
Net earnings per share—Diluted	$0.23	$0.20

During the years ended September 28, 2007 and September 29, 2006, total share-based compensation expense recognized in earnings before taxes was $44.9 million and $40.8 million, respectively, and the total related recognized tax benefit was $15.2 million and $13.9 million, respectively. During the year ended September 30, 2005, total share-based compensation expense recognized in earnings before taxes was $1.1 million and the total related recognized tax benefit was $0.4 million. Total share-based compensation expense capitalized as part of inventory as of September 28, 2007 and September 29, 2006 was $2.5 million and $2.3 million, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Activity under the Omnibus Stock Plan, the 2000 Stock Option Plan, the 2005 Plan, the Amended 2005 Plan and the Second Amended 2005 Plan (together, the “Employee Stock Plans”) is presented below:

		Options Outstanding
(In thousands, except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at October 1, 2004 (11,953 options exercisable at a weighted average exercise price of $14.30)	5,650	16,244	$18.40
Authorized	4,000	—	—
Granted(1)	(2,767)	2,725	39.58
Canceled or expired	67	(67)	32.48
Exercised	—	(2,296)	13.06

Balance at September 30, 2005 (12,761 options exercisable at a weighted average exercise price of $18.22)	6,950	16,606	$22.56
Granted(1)	(3,306)	2,634	50.40
Canceled or expired(2)	172	(180)	36.06
Exercised	—	(3,949)	16.24

Balance at September 29, 2006 (11,455 options exercisable at a weighted average exercise price of $23.26)	3,816	15,111	$28.90
Authorized	2,650	—	—
Granted(1)	(3,371)	2,624	50.38
Cancelled or expired(2)	209	(199)	44.74
Exercised	—	(1,951)	17.47

Balance at September 28, 2007	3,304	15,585	$33.75

(1)	During fiscal year 2005, VMS granted to a senior executive 44,368 shares of restricted common stock under the Omnibus Plan and to an employee 1,000 shares of restricted common stock under the 2005 Plan. During fiscal year 2006, VMS issued 201,701 shares (net of 161,931 shares withheld for employees’ taxes) under the Omnibus Plan and the 2000 Plan pursuant to restricted performance shares awarded to several senior executives in fiscal year 2001 which vested in November 2005. VMS also granted to certain employees an aggregate of 6,500 shares of restricted common stock under the 2005 Plan and the Amended 2005 Plan. In addition, VMS awarded to its directors an aggregate of 16,000 deferred stock units under the Amended 2005 Plan. Restricted common stock, restricted performance shares and deferred stock units awarded under the 2005 Plan and the Amended 2005 Plan are deducted from shares available for grant in a one to three ratio. During fiscal year 2007, VMS granted to certain employees an aggregate of 54,805 shares of restricted common stock under the Amended 2005 Plan and an aggregate of 215,000 shares of restricted common stock under the Second Amended 2005 Plan. In addition, VMS awarded to its directors an aggregate of 18,000 deferred stock units under the Second Amended 2005 Plan.

(2)	During fiscal year 2005, there were no canceled or expired options that were granted before the Spin-offs. During fiscal year 2006, VMS excluded from shares available for grant 11,360 shares of expired options that were granted before the Spin-offs of VI and VSEA under VMS’s previous, now inactive, stock option plans. In addition, during fiscal year 2006, VMS cancelled 1,000 shares of restricted common stock that had been previously granted to an employee. During fiscal year 2007, VMS cancelled 1,745 shares of restricted common stock that were tendered to VMS for employee’s taxes withheld for vested restricted common stock and 1,400 shares of restricted common stock that had been previously granted to an employee.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the year ended September 28, 2007, the total pre-tax intrinsic value of options exercised was $57 million. The following table summarizes information related to options outstanding and exercisable under the Employee Stock Plans at September 28, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
(In thousands, except years and per-share amounts)
$3.88 – $13.89	700	1.5	$5.13	$25,740	700	1.5	$5.13	$25,740
$13.95 – $14.72	1,714	3.1	13.95	47,876	1,714	3.1	13.95	47,876
$14.73 – $21.27	1,618	3.9	17.91	38,795	1,618	3.9	17.91	38,795
$21.50 – $29.19	1,752	4.7	24.39	30,660	1,752	4.7	24.39	30,660
$32.10 – $39.85	4,497	5.9	35.88	27,012	4,356	5.9	35.76	26,686
$40.21 – $52.07	5,156	8.3	49.77	115	1,745	7.5	48.87	100
$52.08 – $60.32	148	7.9	59.17	—	110	7.6	59.72	—

Total	15,585	5.9	$33.75	$170,198	11,995	5.1	$28.92	$169,857

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on VMS’s closing stock price of $41.89 as of September 28, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

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

The following table illustrates the pro forma information regarding the effect on net earnings and net earnings per share if the Company had accounted for the share-based employee compensation under the fair value method of accounting:

(In thousands, except per share amounts)	Fiscal Year 2005
Net earnings, as reported	$206,576
Add: Stock-based employee compensation expense included in reported net earnings under APB No. 25, net of related tax effects	745
Deduct: Total stock-based employee compensation determined under the fair value method for all awards, net of related tax effects	(24,325)

Pro forma net earnings	$182,996

Net earnings per share—Basic:
As reported	$1.56

Pro forma	$1.38

Net earnings per share—Diluted:
As reported	$1.50

Pro forma	$1.33

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 28, 2007, there was $34.7 million of total unrecognized compensation expense related to stock options granted under the Employee Stock Plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.7 years.

The activity for restricted stock, restricted performance shares and deferred stock units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Balance at September 30, 2005	409	$16.90
Granted	23	57.11
Vested	(365)	14.05
Cancelled or expired	(1)	39.11

Balance at September 29, 2006	66	$46.05
Granted	288	44.19
Vested	(5)	54.19
Cancelled or expired	(1)	50.66

Balance at September 28, 2007	348	$44.38

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

In fiscal year 2007, the Company awarded 18,000 deferred stock units to its non-employee directors and granted to certain employees 269,805 shares of restricted stock, of which 1,400 shares of restricted stock were cancelled in fiscal year 2007. The restricted stock granted to employees vests annually over periods of up to five years. The deferred stock units vest over a period of one year and the shares will be delivered to each director on the earlier of three years after the grant date or upon departure from the Board of Directors.

Stock compensation for restricted common stock and deferred stock units is measured at the stock’s fair value on the date of grant and is amortized over their respective vesting periods. For fiscal years 2007, 2006 and 2005, VMS recognized total stock based compensation expense related to restricted stock and restricted performance shares of $1.8 million, $0.3 million and $1.1 million respectively in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.

In addition, the Company recognized $0.9 million and $0.6 million of compensation expense related to deferred stock units in fiscal years 2007 and 2006, respectively, and did not recognize any compensation expense related to deferred stock units in fiscal year 2005.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 28, 2007, unrecognized compensation expense totaling $12.1 million was related to restricted stock and deferred stock units granted under the Employee Stock Plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 5.2 years. The 4,750 shares that vested during the year ended September 28, 2007 were deferred stock units and restricted stock, and the total fair value of these shares upon vesting was $0.2 million. The Company withheld 1,745 shares (fair value of approximately $0.1 million) for employees’ minimum withholding taxes at vesting.

Employee Stock Purchase Plan

VMS has an Employee Stock Purchase Plan (the “ESPP”), under which eight million shares of common stock can be issued to substantially all employees in the United States. The participants’ purchase price for VMS common stock under the ESPP is the lower of 85% of the closing market price on the first trading day of each six-month period in the fiscal year or the last trading day of the same six-month period. VMS issued approximately 275,000 shares for $10.4 million in fiscal year 2007, 245,000 shares for $9.6 million in fiscal year 2006 and 290,000 shares for $8.2 million in fiscal year 2005 under the ESPP. At September 28, 2007, 4,765,948 shares were available for issuance under the ESPP.

13. TAXES ON EARNINGS

The Company accounts for income taxes using SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 provides for an asset and liability approach under which deferred income taxes are based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

Taxes on earnings from continuing operations were as follows:

	Fiscal Years Ended
(In millions)	2007	2006	2005
Current provision:
Federal	$67.6	$85.6	$50.2
State and local	9.5	10.3	6.1
Foreign	23.4	43.2	40.0

Total current	100.5	139.1	96.3

Deferred provision (benefit):
Federal	(12.9)	(51.7)	3.6
State and local	0.3	(10.4)	—
Foreign	15.2	(1.9)	1.9

Total deferred	2.6	(64.0)	5.5

Taxes on earnings	$103.1	$75.1	$101.8

Earnings from continuing operations before taxes are generated from the following geographic areas:

	Fiscal Years Ended
(In millions)	2007	2006	2005
United States	$165.0	$117.9	$127.1
Foreign	177.5	200.8	181.2

	$342.5	$318.7	308.3

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effective tax rate differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Years Ended
	2007	2006	2005
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	1.6	1.4	1.3
Non-U.S. income taxed at different rates, net	(5.2)	(5.3)	(2.7)
Repatriation of foreign earnings under the Jobs Creation Act of 2004	—	(3.8)	—
Adjustment of prior years’ deferred tax assets and liabilities related to state income taxes	—	(2.3)	—
Resolution of tax contingencies due to lapses of statute of limitations	(0.7)	(1.0)	—
Other	(0.6)	(0.4)	(0.6)

Effective tax rate	30.1%	23.6%	33.0%

During fiscal years 2007 and 2006, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that, on average, are lower than the U.S. federal rate. This reduction is partly offset by the fact that the Company’s domestic earnings are also subject to state income taxes. During fiscal 2006, the Company also recorded the following one-time tax benefits: (i) the repatriation of foreign earnings under the American Jobs Creation of 2004, and (ii) a deferred tax asset adjustment for certain prior years’ state and federal temporary differences.

Significant components of deferred tax assets and liabilities are as follows:

(In millions)	September 28, 2007	September 29, 2006
Deferred Tax Assets:
Deferred revenues	$39.3	$46.2
Deferred compensation	26.9	23.3
Product warranty	14.7	13.9
Inventory adjustments	19.3	15.2
Equity-based compensation	27.9	13.4
Environmental reserve	8.9	9.1
Net operating loss carryforwards	10.4	2.5
Contingent loss reserve	10.9	—
Other	10.9	20.3

	169.2	143.9
Valuation allowance	(18.0)	(1.6)

Total deferred tax assets	151.2	142.3

Deferred Tax Liabilities:
Goodwill amortization	(15.8)	(13.0)
Accelerated depreciation	(3.0)	(1.3)
Other	(5.5)	(1.6)

Total deferred tax liabilities	(24.3)	(15.9)

Net deferred tax assets	$126.9	$126.4

Reported As:
Net current deferred tax assets	106.7	102.5
Net noncurrent deferred tax assets (included in “Other assets”)	38.5	30.5
Net current deferred tax liabilities (included in “Accrued expenses” )	(6.7)	—
Net noncurrent deferred tax liabilities (included in “Other long-term liabilities”)	(11.6)	(6.6)

Net deferred tax assets	$126.9	$126.4

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company has not provided for U.S. federal income and foreign withholding taxes on $414.0 million of cumulative undistributed earnings of non-U.S. subsidiaries. Such earnings are intended to be reinvested in the non-U.S. subsidiaries for an indefinite period of time. If such earnings were not considered to be reinvested indefinitely, additional deferred taxes of $72.7 million would be provided.

The Company has federal net operating loss carryforwards of approximately $2.7 million expiring in 2016, state net operating loss carryforwards of $30.4 million expiring between 2009 and 2026, and foreign net operating loss carryforwards of $26.3 million with an indefinite life. The valuation allowance increased by $16.4 million during fiscal 2007. Of this amount, $15.7 million relates to ACCEL, which was acquired during fiscal 2007 (see Note 14, Business Combinations). Of the ending valuation allowance of $18.0 million, $15.1 million is attributable to ACCEL’s deferred tax assets as of the acquisition date which, if recognized, will be allocated to reduce goodwill; and $1.3 million is attributable to the tax benefit of share-based compensation which, if recognized, will be allocated directly to paid-in-capital.

Income taxes paid were as follows:

	Fiscal Years Ended
(In millions)	2007	2006	2005
Federal income taxes paid, net	$49.7	$2.7	$32.8
State income taxes paid, net	4.9	1.6	4.1
Foreign income taxes paid, net	43.4	44.1	27.3

Total	$98.0	$48.4	$64.2

14. BUSINESS COMBINATIONS

On January 29, 2007, the Company acquired all of the outstanding equity of ACCEL, a German privately-held supplier of scientific research instruments and proton therapy systems for cancer treatment. The acquisition of ACCEL leverages the Company’s existing technology in treatment planning, image guidance and cancer informatics and it enables Varian to offer all the products needed for delivering proton therapy.

In the quarter ended March 30, 2007, the Company recorded the preliminary purchase price allocation for this acquisition. In September 2007, the Company completed its purchase price allocation of ACCEL related to a contingency that was associated with an unresolved lawsuit, existing at the time of the acquisition. As part of the settlement of this lawsuit, the Company agreed to perform under a contract for a fixed price. From January to September 2007, the Company was gathering information related to the expected cost of satisfying this contract commitment and completed its assessment as of September 28, 2007. As a result, the Company recorded an additional loss related to this contingency of €25.6 million, or approximately $36.1 million, in “Accrued Liabilities” and a reduction to net deferred tax liabilities of $2.7 million, with a corresponding net increase in goodwill of approximately $33.4 million. The final purchase price allocation of ACCEL includes a total contingent loss accrual of €28.3 million, or approximately $40 million. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases subsequent to September 28, 2007, the variances will be recognized in the Consolidated Statement of Earnings in the periods these variances arise.

In May 2007, the Company acquired all of the outstanding equity of BIR, a privately-held supplier of X-ray imaging products for security and inspection, for $21.9 million. The acquisition will enable the Company to offer security and inspections customers X-ray imaging detectors and image processing

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

software in addition to its existing line of specialized linear accelerators for cargo screening, inspection and non-destructive testing. BIR will operate under the Company’s SIP business.

The following is the final allocation of the purchase considerations for the acquisitions in fiscal year 2007:

(In millions)	Consideration	Net Assets (Liabilities) Acquired	Identifiable Intangible Assets	Goodwill
ACCEL	$20.5	$(46.4)	$4.9	$62.0
BIR	21.9	3.5	2.2	16.2

Total	$42.4	$(42.9)	$7.1	$78.2

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

15. SEGMENT INFORMATION

Description of Segments

The Company’s operations are grouped into two reportable operating segments: Oncology Systems and X-ray Products. These reportable operating segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. The Company’s Ginzton Technology Center (“GTC”) and SIP business (which includes BIR) and the ACCEL business are reflected in the “Other” category because these operations do not meet the criteria of a reportable operating segment as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.

The Oncology Systems business segment designs, manufactures, sells and services hardware and software products for treating cancer with radiation, including linear accelerators, treatment simulation and verification products, information management and treatment planning software, advanced

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The X-ray Products business segment manufactures and sells X-ray imaging components and subsystems, namely (i) X-ray tubes for use in a range of applications including computed tomography (“CT”), scanning, radioscopic/fluoroscopic imaging, mammography, special procedures and industrial applications and (ii) flat panel imaging products (also commonly referred to as flat panel detectors) for digital X-ray image capture, which is an alternative to image intensifier tubes for fluoroscopy and X-ray film for radiography. X-ray tubes and flat panel detectors are sold to large imaging systems original equipment manufacturers (“OEMs”), that incorporate these X-ray imaging components and subsystems into their medical diagnostic imaging systems and industrial imaging systems. X-ray tubes are also sold directly to end-users for replacement purposes. Flat panel detectors are also being incorporated into next generation imaging equipment, including equipment for IGRT such as the On-Board Imager product (“OBI”), and for dental CT scanning and veterinary X-rays imaging.

The Company has three other businesses that are reported together. The SIP business designs, manufactures, sells and services Linatron® X-ray accelerators for security and inspection purposes, such as cargo screening, border protection and nondestructive examination for a variety of applications. SIP generally sells its Linatron X-ray accelerators to OEMs who incorporate its accelerators into their inspection systems, which are then sold to customs agencies and other government and military agencies, as well as to commercial private parties in the casting, power, aerospace, chemical, petro-chemical and automotive industries. In May 2007, the Company acquired BIR, a privately-held supplier of X-ray imaging detection products for security and inspection, which operates under SIP.

In January 2007, the Company acquired ACCEL, a privately-held supplier of proton therapy systems for cancer treatment and scientific research instruments. ACCEL’s Proton Therapy business line develops, designs, manufactures and integrates products and systems for proton therapy, a form of radiation therapy using proton beams, for certain types of cancers. The Research Instruments business line of ACCEL develops, manufactures and services highly customized scientific instruments components and systems primarily for national and international research laboratories for fundamental and applied physics.

Through the Ginzton Technology Center (“GTC”), the Company develops technologies that enhance its current businesses or may lead to new business areas, including next generation digital X-ray imaging technology, volumetric and functional imaging, improved X-ray sources and technology for security and cargo screening applications. In addition, the Company is developing technologies and products that promise to improve disease management by more precise targeting of radiation, as well as by employing targeted energy and molecular agents to enhance the effectiveness and broaden the application of radiation therapy.

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

Segment Data

	Revenues			Operating Earnings
(In millions)	2007	2006	2005	2007	2006	2005
Oncology Systems	$1,440	$1,336	$1,156	$340	$319	$294
X-ray Products	258	228	195	61	44	39

Total reportable segments	$1,698	$1,564	$1,351	$401	$363	$333
Other	79	34	32	(11)	(5)	3
Corporate	—	—	—	(55)	(49)	(31)

Total company	$1,777	$1,598	$1,383	$335	$309	$305

	Depreciation & Amortization			Capital Expenditures
	2007	2006	2005	2007	2006	2005
Oncology Systems	$15	$16	$15	$36	$16	$27
X-ray Products	5	5	6	6	12	4

Total reportable segments	$20	$21	$21	$42	$28	$31
Other	2	1	1	3	1	1
Corporate	10	8	5	19	12	19

Total company	$32	$30	$27	$64	$41	$51

	Total Assets			Goodwill
	2007	2006	2005	2007	2006	2005
Oncology Systems	$863	$828	$672	$125	$120	$120
X-ray Products	119	96	85	1	1	1

Total reportable segments	$982	$924	$757	$126	$121	$121
Other	155	2	2	80	—	—
Corporate	547	586	558	—	—	—

Total company	$1,684	$1,512	$1,317	$206	$121	$121

The reconciliation of segment operating results information to the Company’s earnings from continuing operations before taxes was as follows:

(In millions)	2007	2006	2005
Earnings from operations before taxes:
Oncology Systems	$340	$319	$294
X-ray Products	61	44	39

Total reportable segments	$401	$363	$333
Other	(11)	(5)	3
Corporate	(55)	(49)	(31)
Interest income, net	8	10	3

Total company	$343	$319	$308

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Geographic Information

	Revenues			Long-Lived Assets
(In millions)	2007	2006	2005	2007	2006	2005
United States	$869	$777	$703	$272	$229	$185
International	908	821	680	166	68	71

Total company	$1,777	$1,598	$1,383	$438	$297	$256

The Company operates various manufacturing and marketing operations outside the United States. Allocation between domestic and foreign revenues is based on final destination of products sold. No single foreign country represented 10% or more of the Company’s total revenues for fiscal years 2007, 2006 and 2005. Revenues between geographic areas are accounted for at cost plus prevailing markups arrived at through negotiations between profit centers. Intercompany and intracompany profits are eliminated in consolidation.

16. DISCONTINUED OPERATIONS

In fiscal year 1995, Varian Associates, Inc. completed the sale of its Electron Devices business segment. The transaction was accounted for as discontinued operations. In fiscal year 2006, the Company recognized a pre-tax gain from discontinued operations of $2.5 million and a related tax expense of $1.0 million. The net gain of $1.5 million resulted from the release of a reserve for certain contingencies associated with the Electron Devices business segment. As of September 29, 2006, the Company does not have any assets or liabilities related to discontinued operations.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year 2007
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenue	$387.9	$442.6	$423.7	$522.4	$1,776.6

Gross margin	$160.2	$185.1	$170.5	$218.7	$734.5

Net earnings	$49.5	$61.0	$50.3	$78.7	$239.5

Net earnings per share:
Basic	$0.38	$0.48	$0.40	$0.63	$1.88

Diluted	$0.37	$0.46	$0.39	$0.61	$1.83

	Fiscal Year 2006
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenue	$334.2	$413.9	$395.7	$454.0	$1,597.8

Gross margin	$138.8	$171.1	$162.6	$190.8	$663.3

Earnings from continuing operations	$41.2	$55.8	$65.7	$80.9	$243.6
Earnings from discontinued operations, net of taxes	—	—	—	1.5	1.5

Net earnings	$41.2	$55.8	$65.7	$82.4	$245.1

Net earnings per share—basic:
Continuing operations	$0.31	$0.42	$0.50	$0.62	$1.86
Discontinued operations	—	—	—	0.01	0.01

Net earnings per share	$0.31	$0.42	$0.50	$0.63	$1.87

Net earnings per share—diluted:
Continuing operations	$0.30	$0.41	$0.49	$0.61	$1.80
Discontinued operations	—	—	—	0.01	0.01

Diluted	$0.30	$0.41	$0.49	$0.62	$1.81

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

The four quarters for net earnings per share may not add to the total year because of differences in the weighted average numbers of shares outstanding during the quarters and the year.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 28, 2007. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of September 28, 2007. PricewaterhouseCoopers LLP has issued an attestation report on the Company’s internal control over financial reporting as of September 28, 2007, which appears immediately after this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Varian Medical Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Varian Medical Systems, Inc. and its subsidiaries at September 28, 2007 and September 29, 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation for the year that began on October 1, 2005.

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

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

November 26, 2007

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Report of management on internal control over financial reporting. The information required to be furnished pursuant to this item is set forth under the caption “Report of Management on Internal Control over Financial Reporting” on page 125 of this Annual Report on Form 10-K.

(c)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)	Certificates. Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rule 13a-14(a) of the Exchange Act are attached as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K. The information required by this item with respect to our directors, our Audit Committee and its members, and audit committee financial expert is incorporated by reference from our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.” The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the caption “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a Code of Business Ethics that applies to all of our executive officers and directors. The Code of Business Ethics is posted on our website. The Internet address for our website is http://www.varian.com, and the Code of Business Ethics may be found as follows:

1.	From our main web page, first click “Investors” under “About Varian.”

2.	Next click on “Corporate Governance” in the right hand navigation bar.

3.	Finally, click on “Code of Ethics.”

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

Furthermore, since our common stock is listed on the NYSE, our Chief Executive Officer is required to make, and he has made as of March 20, 2007, an Annual Certification to the NYSE in accordance with Section 303A of the NYSE Listed Company Manual stating that he was not aware of any violations by us of the NYSE corporate governance listing standards.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the caption “Compensation of the Named Executive Officers.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of September 28, 2007 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans.

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	10,776,253	(1)	$35.91	8,069,766	(2)
Equity compensation plans not approved by security holders(3)	4,808,387		$28.91	—

Total	15,584,640		$33.75	8,069,766

(1)	Consists of awards granted under the Omnibus Stock Plan, the 2005 Omnibus Stock Plan, the Amended and Restated 2005 Omnibus Stock Plan and the Second Amended and Restated 2005 Omnibus Stock Plan. Effective February 17, 2005, no further grants can be made under the Omnibus Stock Plan.

(2)	Includes 4,765,948 shares available for future issuance under the Employee Stock Purchase Plan.

(3)	Consists of the 2000 Stock Option Plan. Effective February 17, 2005, no further grants can be made under the 2000 Stock Option Plan.

The 2000 Stock Option Plan was intended to supplement the Omnibus Stock Plan. The 2000 Stock Option Plan is similar to the Omnibus Stock Plan in all material respects, with the exception that awards under the 2000 Stock Option Plan could not be made to directors or officers of the Company. For a description of the material features of the Omnibus Stock Plan and the 2000 Stock Option Plan, see Note 12 “Omnibus Stock and Employee Stock Purchase Plans” of the Notes to the Consolidated Financial Statements. The 2005 Omnibus Stock Plan, which was approved by the Company’s stockholders on February 17, 2005 and subsequently amended and restated with approval from the Company’s stockholders on February 16, 2006 and February 15, 2007 (thereafter known as the “Second Amended and Restated 2005 Omnibus Stock Plan”), replaced the 2000 Stock Option Plan and the Omnibus Stock Plan and, concurrent with the approval of the 2005 Omnibus Stock Plan, no further grants can be made from the 2000 Stock Option Plan or the Omnibus Stock Plan.

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of management is incorporated by reference from our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the caption “Stock Ownership—Beneficial Ownership of Certain Stockholders, Directors and Executive Officers.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item with respect to certain relationships and related transactions is incorporated by reference from our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.” The information required by this item with respect to director independence is incorporated by reference from our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.”

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the caption “Proposal Three—Ratification of the Appointment of Our Independent Registered Public Accounting Firm.”

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

The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2007, 2006 and 2005 is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries.

Schedule
II	Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(3)	Exhibits:

Exhibit Number	Description
2	Amended and Restated Distribution Agreement, dated as of January 14, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 2 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
3.2	Registrant’s By-Laws, as amended, effective November 17, 2005 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on November 23, 2005).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

Exhibit Number	Description
4.2	Rights Agreement dated as of November 20, 1998 between the Registrant and First Chicago Trust Company of New York, as Rights Agent, including the Form of Rights Certificate (together with Election to Exercise) attached thereto as Exhibit A, the form of Certificate of Designation and Terms of Participating Preferred Stock of the Registrant attached thereto as Exhibit B (incorporated by reference to Exhibit No. 1 to the Registrant’s Registration Statement on Form 8-A filed on November 23, 1998 with respect to the NYSE, File No. 1-7598), the First Amendment to Rights Agreement dated as of April 1, 1999 (incorporated by reference to Exhibit No. 2 to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A/A filed on April 1, 1999 with respect to the NYSE, File No. 1-7598), the Second Amendment to Rights Agreement dated as of August 17, 2001 (incorporated by reference to Exhibit No. 3 to the Registrant’s Amendment No. 2 to Registration Statement on Form 8-A/A-2 filed on November 6, 2001 with respect to the NYSE, File No. 1-7598), the Third Amendment to Rights Agreement dated as of November 16, 2001 (incorporated by reference to Exhibit No. 4 to the Registrant’s Amendment No. 3 to Registration Statement on Form 8-A/A-3 filed on January 4, 2002 with respect to the NYSE, File No. 1-7598), the Fourth Amendment to Rights Agreement dated as of January 15, 2002 (incorporated by reference to Exhibit No. 5 to the Registrant’s Amendment No. 4 to Registration Statement on Form 8-A/A-4 filed on January 22, 2002 with respect to the NYSE, File No. 1-7598) and the Fifth Amendment to Rights Agreement dated as of July 30, 2004 (incorporated by reference to Exhibit No. 6 to the Registrant’s Amendment No. 5 to Registration Statement on Form 8-A/A-5 filed on July 30, 2004 with respect to the NYSE, File No. 1-7598).
10.1†	Registrant’s Amended and Restated Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.2†	Registrant’s Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.3†	Form of Registrant’s Indemnity Agreement with the directors and executive officers (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.4†	Form of Registrant’s Change in Control Agreement for Chief Executive Officer (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.5†	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel) (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.6†	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.7†	Form of Registrant’s Change in Control Agreement for Key Employees (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.8	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 2, 1999, between the Registrant and Prudential Insurance Company of America (certain exhibits and schedules omitted) (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

Exhibit Number	Description
10.9	Employee Benefits Allocation Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
10.10	Intellectual Property Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.2 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
10.11	Tax Sharing Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.3 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
10.12†	Registrant’s Frozen Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.17 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2000, File No. 1-7598).
10.13†	Registrant’s 2005 Deferred Compensation Plan (incorporated by reference to Exhibit No. 99.3 of the Registrant’s Current Report on Form 8-K filed on November 23, 2005, File No. 1-7598).
10.14†	Registrant’s Management Incentive Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2007, File No. 1-7598).
10.15†	Registrant’s Retirement Plan (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Registration Statement on Form S-8 filed on March 14, 2001, and amended June 20, 2001, Registration No. 333-57012).
10.16†	Registrant’s Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.17†	Registrant’s Employment Letter dated September 17, 2004 with Dow R. Wilson as Corporate Vice President and President, Oncology Systems, effective January 10, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended December 31, 2004, File No. 1-7598).
10.18†	Amendment to the Registrant’s Employment Letter dated August 5, 2005 with Dow R. Wilson (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 1, 2005, File No. 1-7598)
10.19†*	Description of Certain Compensatory Arrangements between the Registrant and its Executive Officers and Directors as of November 16, 2007.
10.20†	Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2007, File No. 1-7598).
10.21†	Form of Registrant’s Restricted Stock Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 29, 2007, File No. 1-7598).
10.22†*	Form of Registrant’s Nonqualified Stock Option Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan.
10.23†*	Form of Registrant’s Nonqualified Stock Option Agreement for Officers under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan.
10.24†*	Form of Registrant’s Nonqualified Stock Option Agreement for Directors under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Option Plan.

Exhibit Number	Description
10.25†*	Form of Registrant’s Grant Agreement for Deferred Stock Units under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan.
10.26*++	Credit Agreement entered into as of July 27, 2007 by and between the Registrant and Bank of America, N.A.
21*	List of Subsidiaries.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory arrangement.

*	Filed herewith.

++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 26, 2007

VARIAN MEDICAL SYSTEMS, INC.

By:	/S/ ELISHA W. FINNEY

Elisha W. Finney Senior Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date

/S/ TIMOTHY E. GUERTIN Timothy E. Guertin	President and Chief Executive Officer and Director (Principal Executive Officer)	November 26, 2007

/S/ ELISHA W. FINNEY Elisha W. Finney	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	November 26, 2007

/S/ TAI-YUN CHEN Tai-yun Chen	Corporate Vice President and Corporate Controller (Principal Accounting Officer)	November 26, 2007

/S/ RICHARD M. LEVY Richard M. Levy	Chairman of the Board	November 26, 2007

/S/ SUSAN L. BOSTROM Susan L. Bostrom	Director	November 26, 2007

/S/ JOHN SEELY BROWN John Seely Brown	Director	November 26, 2007

/S/ R. ANDREW ECKERT R. Andrew Eckert	Director	November 26, 2007

/S/ MARK R. LARET Mark R. Laret	Director	November 26, 2007

/S/ STEVEN A. LEIBEL Steven A. Leibel	Director	November 26, 2007

Signature	Capacity	Date

/S/ DAVID W. MARTIN, JR. David W. Martin, Jr.	Director	November 26, 2007

/S/ RUEDIGER NAUMANN-ETIENNE Ruediger Naumann-Etienne	Director	November 26, 2007

/S/ KENT J. THIRY Kent J. Thiry	Director	November 26, 2007

Schedule II

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Description	Balance at Beginning of Period	Charged to Bad Debt Expense	Write-Offs/ Adjustments Charged to Allowance	Balance at End of Period
		(In thousands)
2007	Allowance for doubtful accounts receivable	$4,473	$1,086	$1,700	$3,859
2006	Allowance for doubtful accounts receivable	$5,138	$278	$943	$4,473
2005	Allowance for doubtful accounts receivable	$4,344	$1,418	$624	$5,138

Fiscal Year	Description	Balance at Beginning of Period	Increases	Deductions	Balance at End of Period
		(In thousands)
2007	Valuation allowance for deferred tax assets	$1,608	$16,435	$92	$17,951
2006	Valuation allowance for deferred tax assets	$712	$896	$0	$1,608
2005	Valuation allowance for deferred tax assets	$500	$212	$0	$712

EXHIBIT INDEX

Exhibit Number	Description
2	Amended and Restated Distribution Agreement, dated as of January 14, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 2 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
3.2	Registrant’s By-Laws, as amended, effective November 17, 2005 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on November 23, 2005).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
4.2	Rights Agreement dated as of November 20, 1998 between the Registrant and First Chicago Trust Company of New York, as Rights Agent, including the Form of Rights Certificate (together with Election to Exercise) attached thereto as Exhibit A, the form of Certificate of Designation and Terms of Participating Preferred Stock of the Registrant attached thereto as Exhibit B (incorporated by reference to Exhibit No. 1 to the Registrant’s Registration Statement on Form 8-A filed on November 23, 1998 with respect to the NYSE, File No. 1-7598), the First Amendment to Rights Agreement dated as of April 1, 1999 (incorporated by reference to Exhibit No. 2 to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A/A filed on April 1, 1999 with respect to the NYSE, File No. 1-7598), the Second Amendment to Rights Agreement dated as of August 17, 2001 (incorporated by reference to Exhibit No. 3 to the Registrant’s Amendment No. 2 to Registration Statement on Form 8-A/A-2 filed on November 6, 2001 with respect to the NYSE, File No. 1-7598), the Third Amendment to Rights Agreement dated as of November 16, 2001 (incorporated by reference to Exhibit No. 4 to the Registrant’s Amendment No. 3 to Registration Statement on Form 8-A/A-3 filed on January 4, 2002 with respect to the NYSE, File No. 1-7598), the Fourth Amendment to Rights Agreement dated as of January 15, 2002 (incorporated by reference to Exhibit No. 5 to the Registrant’s Amendment No. 4 to Registration Statement on Form 8-A/A-4 filed on January 22, 2002 with respect to the NYSE, File No. 1-7598) and the Fifth Amendment to Rights Agreement dated as of July 30, 2004 (incorporated by reference to Exhibit No. 6 to the Registrant’s Amendment No. 5 to Registration Statement on Form 8-A/A-5 filed on July 30, 2004 with respect to the NYSE, File No. 1-7598).
10.1†	Registrant’s Amended and Restated Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.2†	Registrant’s Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.3†	Form of Registrant’s Indemnity Agreement with the directors and executive officers (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.4†	Form of Registrant’s Change in Control Agreement for Chief Executive Officer (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).

Exhibit Number	Description
10.5†	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel) (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.6†	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.7†	Form of Registrant’s Change in Control Agreement for Key Employees (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.8	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 2, 1999, between the Registrant and Prudential Insurance Company of America (certain exhibits and schedules omitted) (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.9	Employee Benefits Allocation Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
10.10	Intellectual Property Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.2 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
10.11	Tax Sharing Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.3 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
10.12†	Registrant’s Frozen Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.17 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2000, File No. 1-7598).
10.13†	Registrant’s 2005 Deferred Compensation Plan (incorporated by reference to Exhibit No. 99.3 of the Registrant’s Current Report on Form 8-K filed on November 23, 2005, File No. 1-7598).
10.14†	Registrant’s Management Incentive Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2007, File No. 1-7598).
10.15†	Registrant’s Retirement Plan (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Registration Statement on Form S-8 filed on March 14, 2001, and amended June 20, 2001, Registration No. 333-57012).
10.16†	Registrant’s Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.17†	Registrant’s Employment Letter dated September 17, 2004 with Dow R. Wilson as Corporate Vice President and President, Oncology Systems, effective January 10, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended December 31, 2004, File No. 1-7598).

Exhibit Number	Description
10.18†	Amendment to the Registrant’s Employment Letter dated August 5, 2005 with Dow R. Wilson (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 1, 2005, File No. 1-7598)
10.19†*	Description of Certain Compensatory Arrangements between the Registrant and its Executive Officers and Directors as of November 16, 2007.
10.20†	Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2007, File No. 1-7598).
10.21†	Form of Registrant’s Restricted Stock Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 29, 2007, File No. 1-7598).
10.22†*	Form of Registrant’s Nonqualified Stock Option Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan.
10.23†*	Form of Registrant’s Nonqualified Stock Option Agreement for Officers under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan.
10.24†*	Form of Registrant’s Nonqualified Stock Option Agreement for Directors under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Option Plan.
10.25†*	Form of Registrant’s Grant Agreement for Deferred Stock Units under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan.
10.26*++	Credit Agreement entered into as of July 27, 2007 by and between the Registrant and Bank of America, N.A.
21*	List of Subsidiaries.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory arrangement.

*	Filed herewith.

++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.