Form 10-Q
period 2007-12-28
VARIAN MEDICAL SYSTEMS INC
filed 2008-02-05
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 125,675,820 shares of common stock, par value $1 per share, outstanding as of January 25, 2008.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended December 28, 2007

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	December 28, 2007	December 29, 2006
Revenues:
Product	$364,336	$317,823
Service contracts and other	94,197	70,035

Total revenues	458,533	387,858

Cost of revenues:
Product	214,560	190,933
Service contracts and other	53,127	36,775

Total cost of revenues	267,687	227,708

Gross margin	190,846	160,150
Operating expenses:
Research and development	29,039	26,966
Selling, general and administrative	77,471	63,142

Total operating expenses	106,510	90,108

Operating earnings	84,336	70,042
Interest income	2,810	3,488
Interest expense	(1,296)	(1,042)

Earnings from operations before taxes	85,850	72,488
Taxes on earnings	30,371	22,987

Net earnings	$55,479	$49,501

Net earnings per share - Basic	$0.44	$0.38

Net earnings per share - Diluted	$0.43	$0.37

Weighted average shares used in the calculation of:
Net earnings per share - Basic	124,809	129,198

Net earnings per share - Diluted	127,793	132,963

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	December 28, 2007	September 28, 2007 (1)
Assets
Current assets:
Cash and cash equivalents	$334,082	$263,246
Accounts receivable, net of allowance for doubtful accounts of $3,802 at December 28, 2007 and $3,859 at September 28, 2007	438,132	507,040
Inventories	259,571	233,743
Prepaid expenses and other current assets	60,401	49,590
Deferred tax assets	125,538	106,610

Total current assets	1,217,724	1,160,229
Property, plant and equipment, net	180,876	171,654
Goodwill	208,844	205,553
Other assets	156,751	146,939

Total assets	$1,764,195	$1,684,375

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$96,977	$92,600
Accrued expenses	245,419	299,052
Deferred revenues	124,923	101,839
Short-term borrowings	18,000	41,000
Current maturities of long-term debt	8,974	8,970
Product warranty	52,971	51,290
Advance payments from customers	180,090	186,936

Total current liabilities	727,354	781,687
Long-term debt	40,329	40,386
Other long-term liabilities	133,629	40,847

Total liabilities	901,312	862,920

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 125,486 and 125,215 shares issued and outstanding at December 28, 2007 and at September 28, 2007, respectively	125,486	125,215
Capital in excess of par value	346,926	311,411
Retained earnings	400,448	395,742
Accumulated other comprehensive loss	(9,977)	(10,913)

Total stockholders’ equity	862,883	821,455

Total liabilities and stockholders’ equity	$1,764,195	$1,684,375

(1)	The condensed consolidated balance sheet as of September 28, 2007 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In thousands)	December 28, 2007	December 29, 2006
Cash flows from operating activities:
Net earnings	$55,479	$49,501
Adjustments to reconcile net earnings to net cash provided by operating activities:
Tax benefits from exercises of share-based payment awards	11,872	8,171
Excess tax benefits from share-based compensation	(10,803)	(7,632)
Share-based compensation expense	9,410	10,946
Depreciation	7,448	6,056
Provision for doubtful accounts receivable	(42)	(34)
Loss on disposal of property, plant and equipment	7	41
Amortization of intangible assets	1,198	1,257
Amortization of premium/discount on marketable securities, net	—	21
Deferred taxes	(1,077)	(684)
Net change in fair value of derivatives and underlying commitments	(2,113)	(2,240)
(Income)/Expense on equity investment in affiliate	984	(17)
Other	(674)	—
Changes in assets and liabilities:
Accounts receivable	74,446	81,200
Inventories	(24,671)	(34,041)
Prepaid expenses and other current assets	(9,843)	(1,314)
Accounts payable	(319)	(5,418)
Accrued expenses	(12,111)	(21,243)
Deferred revenues	23,084	(5,012)
Product warranty	1,715	1,746
Advance payments from customers	(7,360)	793
Other long-term liabilities	4,068	691

Net cash provided by operating activities	120,698	82,788

Cash flows from investing activities:
Proceeds from maturities or sale of marketable securities	—	60,000
Purchases of marketable securities	—	(65,000)
Purchases of property, plant and equipment	(16,592)	(12,191)
Equity investment in affiliate	—	(4,543)
(Increase)/Decrease in cash surrender value of life insurance	399	(3,480)
Note receivable from affiliate and other	317	(3,352)
Proceeds from disposal of property, plant and equipment	46	638
Other, net	(1,775)	33

Net cash used in investing activities	(17,605)	(27,895)

Cash flows from financing activities:
Repurchases of common stock	(41,196)	(76,645)
Proceeds from issuance of common stock to employees	24,350	9,999
Excess tax benefits from share-based compensation	10,803	7,632
Repayments under line of credit agreement	(23,000)	—
Employees’ taxes withheld and paid for restricted performance shares and restricted stock	(310)	(53)
Repayments of bank borrowings	(53)	(49)

Net cash used in financing activities	(29,406)	(59,116)

Effects of exchange rate changes on cash and cash equivalents	(2,851)	(4,019)

Net increase (decrease) in cash and cash equivalents	70,836	(8,242)
Cash and cash equivalents at beginning of period	263,246	272,508

Cash and cash equivalents at end of period	$334,082	$264,266

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Varian Medical Systems, Inc. (“VMS”) and subsidiaries (collectively, the “Company”) designs, manufactures, sells and services advanced equipment and software products for treating cancer with focused energy beams, or radiation. The Company also designs, manufactures, sells and services high quality, cost-effective X-ray tubes for original equipment manufacturers; replacement X-ray tubes; flat panel digital image detectors for filmless X-rays (commonly referred to as flat panel detectors or digital image detectors) for medical, dental, veterinary, scientific and industrial applications; linear accelerators, image detectors, image processing software and image detection systems for security and inspection purposes; and proton therapy systems for cancer treatment and scientific instruments used in fundamental and applied physics research.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2008 is the 52-week period ending September 26, 2008, and fiscal year 2007 was the 52-week period ended September 28, 2007. The fiscal quarters ended December 28, 2007 and December 29, 2006 were both 13-week periods.

Principles of Consolidation

The consolidated financial statements include those of VMS and its subsidiaries. Significant intercompany balances, transactions, and stock holdings have been eliminated in consolidation.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 28, 2007. In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of December 28, 2007 and September 28, 2007, results of operations for the three months ended December 28, 2007 and December 29, 2006, and cash flows for the three months ended December 28, 2007 and December 29, 2006. The results of operations for the three months ended December 28, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition

The Company’s revenues are derived primarily from the sale of hardware and software products, and related services and contracts from the Company’s Oncology Systems, X-ray Products, Security and Inspections (“SIP”) businesses, as well as proton therapy and scientific research instruments products. The Company currently records its revenues net of any value added or sales tax.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Hardware Products

Except as described below under “Other,” the Company recognizes revenues for hardware products in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”) when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For an arrangement with multiple deliverables, the Company recognizes product revenues in accordance with Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) with revenues allocated among the different elements. Except for government tenders, group purchases and orders with letters of credit, the Company typically requires its customers to provide a down payment prior to transfer of risk of loss of ordered products or prior to performance under service contracts. These down payments are recorded as “Advance payments from customers” in the Condensed Consolidated Balance Sheets.

For Oncology Systems and SIP hardware products with installation obligations, the Company recognizes as revenues a portion of the product purchase price upon transfer of risk of loss and defers revenue recognition on the portion associated with product installation until “acceptance,” provided that all other criteria for revenue recognition under SAB 104 and EITF 00-21 are met. The portion deferred is the greater of the fair market value of the installation services for such products or the amount of payment contractually linked to the “acceptance.” However, when (a) all of the purchase price for the hardware product is conditioned upon “acceptance,” (b) the hardware product does not have value to the customer on a standalone basis or (c) there is no objective and reliable evidence of the fair value of the undelivered item, then the Company defers all revenues until “acceptance” in accordance with the treatment for “delivered items” under EITF 00-21.

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

Software Products

Except as described below under “Other,” the Company recognizes revenues for software products in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Agreements. The Company recognizes license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the vendor’s fee is fixed or determinable, collection of the related receivable is probable, delivery of the product has occurred and the Company has received from the customer an acceptance form acknowledging installation and substantial conformance with the Company’s specifications (as set forth in the user manual) for such product, or upon verification of installation when customer acceptance is not required to be received, or upon the expiration of an acceptance period, provided that all other criteria for revenue recognition under SOP 97-2 have been met. Revenues earned on software arrangements involving multiple elements are allocated to each element

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

based on vendor-specific objective evidence of the fair value (“VSOE”), which is based on the price charged when the same element is sold separately. In instances when evidence of VSOE of all undelivered elements exists, but evidence does not exist for one or more delivered elements, revenues are recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).

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

Revenues related to certain highly customized scientific research instrument products and proton therapy commissioning service contracts, as well as highly customized image detection systems are recognized using the percentage-of-completion method in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Product Type Contracts. Revenues recognized under the percentage-of-completion method are primarily based on contract costs incurred to date compared with total estimated contract costs. Estimated losses on contracts are charged to cost of sales in the period when the loss is identified.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective for the Company beginning in the first quarter of fiscal year 2009. The Company is currently assessing the impact that SFAS 157 may have on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires the Company to (a) recognize a plan’s funded status in its statement of financial position, (b) measure a plan’s assets and the obligations that determine its funded status as of the end of the Company’s fiscal year and (c) recognize changes in the funded status of a defined benefit plan in the year in which the changes occur through other comprehensive income. The Company adopted the requirement to recognize the funded status of a defined benefit plan and the disclosure requirements in the fourth quarter of fiscal year 2007. Please refer to Note 10 “Retirement Plans” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2007 for a discussion of the effects of adopting the recognition provisions and disclosure requirements of SFAS 158. The Company is not required to adopt the measurement date provisions until fiscal year 2009. The Company is assessing the potential impact, if any, that the measurement date provision of SFAS 158 may have on its consolidated financial position, results of operations or cash flows.

Based on the evaluation to date, the Company does not believe the adoption of the measurement date provisions of SFAS 158 will have a material impact on its financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company beginning in the first quarter of fiscal year 2009. The Company is currently assessing the potential impact, if any, SFAS 159 may have on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company in the first quarter of fiscal year 2010. The Company is currently assessing the potential impact, if any, of the adoption of SFAS 141R on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent’s, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for the Company in the first quarter of fiscal year 2010. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated financial position, results of operations and cash flows.

2. BALANCE SHEET COMPONENTS:

The components of inventories are as follows:

(In millions)	December 28, 2007	September 28, 2007
Raw materials and parts	$139.5	$124.2
Work-in-progress	44.0	41.5
Finished goods	76.1	68.0

Total inventories	$259.6	$233.7

The components of other long-term liabilities are as follows:

(In millions)	December 28, 2007	September 28, 2007
Long-term income taxes payable	$92.6	$—
Other	41.0	40.8

Total other long-term liabilities	$133.6	$40.8

The “Other” category primarily consisted of accruals for environmental costs, accrued pension and post-retirement benefits and deferred income tax liabilities.

As a result of the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109 (“FIN 48”), liability for unrecognized tax benefits were reclassified to “Other Long-term Liabilities” from “Accrued Expenses.” Please refer to the further discussion of the adoption of FIN 48 in Note 10 “Income Taxes.”

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

3. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” on the Condensed Consolidated Balance Sheets as follows:

(In millions)	December 28, 2007	September 28, 2007
Intangible Assets:
Acquired existing technology	$21.1	$21.1
Patents, licenses and other	14.5	14.2
Customer contracts and supplier relationships	10.5	10.2
Accumulated amortization	(30.7)	(29.5)

Net carrying amount	$15.4	$16.0

Amortization expense for intangible assets required to be amortized under SFAS No.142, Goodwill and Other Intangible Assets (“SFAS 142”) was $1.2 million for the three months ended December 28, 2007 and $1.3 million for the three months ended December 29, 2006. At December 28, 2007, the Company estimated amortization expense on a straight-line basis for the remaining nine months of fiscal year 2008, fiscal years 2009 through 2012, and thereafter, to be as follows (in millions): $3.3, $3.7, $3.1, $2.4, $1.5 and $1.4.

The following table reflects goodwill allocated to the Company’s reportable segments and the “Other” category:

(In millions)	December 28, 2007	September 28, 2007
Oncology Systems	$125.0	$125.0
X-ray Products	2.7	0.5
Other	81.1	80.1

Total	$208.8	$205.6

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

In September 2004, VMS acquired another member’s 20% ownership interest in dpiX Holding for $1 million. As a result, VMS has the right to appoint two managers of the five person board of managers and its ownership interest in dpiX Holding increased to 40% with the remaining 60% being held by the other original member. When VMS acquired this additional 20% ownership interest, the capital account of the selling member was nearly zero because it was the first in the consortium to be allocated losses. As a result, when dpiX Holding recorded net profits after VMS acquired the additional 20% ownership interest, VMS was the first to be allocated net profits to recover previously allocated losses. In the three months ended December 28, 2007, VMS recorded a loss on the equity investment in dpiX Holding of $1.0 million. In the three months ended December 29, 2006, VMS recorded income on the equity investment in dpiX Holding of $17,000. Incomes and losses on the equity investment in dpiX Holding are included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings.

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

In December 2004, VMS agreed to loan $2 million to dpiX in four separate installments, bearing interest at prime rate plus 1% per annum. The principal balance is due and payable to VMS in twelve equal quarterly installments that began in October 2006; interest is payable in full according to the same quarterly schedule, that began in April 2005; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable hereunder, is due and payable on July 10, 2009. The note receivable from dpiX totaled $1.2 million and $1.3 million at December 28, 2007 and September 28, 2007, respectively. The current portion was included in “Prepaid Expense and Other Current Assets” and the long-term portion was included in “Other Assets” in the Condensed Consolidated Balance Sheet.

In March 2006, VMS and the other member of dpiX Holding agreed to invest an aggregate $92 million in dpiX Holding, with each member’s contribution based on its percentage ownership interest in dpiX Holding, for dpiX to acquire and construct a manufacturing facility in Colorado to increase its production capacity. As of December 28, 2007 and September 28, 2007, VMS’s contribution of $36.8 million to dpiX Holding for the construction of the Colorado manufacturing facility was included in “Other assets” in the Condensed Consolidated Balance Sheet.

During the three months ended December 28, 2007 and December 29, 2006, the Company purchased flat panels from dpiX totaling approximately $5.5 million and $6.5 million, respectively, which are included as a component of “Inventory” in the Condensed Consolidated Balance Sheets and “Cost of revenues - product” in the Condensed Consolidated Statements of Earnings for these periods.

5. PRODUCT WARRANTY

The Company provides for estimated future costs of warranty obligations in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee. The Company warrants most of its products for a specific period of time, usually one year, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company will incur to repair or replace product parts that fail while still under warranty. The amount of the accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates include the historical experience of similar products, as well as reasonable allowance for start-up expenses. On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends, if required.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table reflects the change in the Company’s accrued product warranty during the three months ended December 28, 2007 and December 29, 2006:

	Three Months Ended
(In millions)	December 28, 2007	December 29, 2006
Accrued product warranty, at beginning of period	$51.3	$43.0
Charged to cost of revenues	12.5	10.0
Actual product warranty expenditures	(10.8)	(8.2)

Accrued product warranty, at end of period	$53.0	$44.8

6. LINE OF CREDIT

In July 2007, the Company entered into a Credit Agreement with Bank of America, N.A. (“BofA”), providing for an unsecured revolving credit facility that enables the Company to borrow and have outstanding at any given time a maximum of $100 million (the “Credit Facility”). Borrowings under of the Credit Facility may be used for working capital, capital expenditures, permitted acquisitions and other lawful corporate purposes. The Credit Facility will expire, if not extended by mutual agreement of the Company and BofA, on July 27, 2009. Borrowings under the Credit Facility accrue interest either (i) based on the London InterBank Offered Rate (“LIBOR”) plus a margin of .45% to .70% based on a leverage ratio involving funded indebtedness and earnings before interest, tax and depreciation and amortization (“EBITDA”) or (ii) based upon a base rate of either the federal funds rate plus .5% or BofA’s announced prime rate, whichever is greater, plus a margin of 1.75% to 2.25% based on a leverage ratio involving funded indebtedness and EBITDA, depending upon instructions from the Company to BofA. The Company may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate are adjustable daily. The Company may prepay, reduce or terminate the commitment without penalty. The Company pays commitment fees at an annual rate of ..1% to .15% based on a leverage ratio involving funded indebtedness and EBITDA. The Credit Facility also provides $25 million to support letters of credit issued on behalf of the Company, of which none were outstanding as of December 28, 2007.

At December 28, 2007, the outstanding balance on the Credit Facility was $18 million with a weighted average interest rate of 5.70%. At September 28, 2007, $41 million was outstanding under the Credit Facility with a weighted average interest rate of 6.04%.

The Credit Facility contains customary affirmative and negative covenants for facilities of this type. The Company has also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets. As of December 28, 2007 and September 28, 2007, the Company was in compliance with all covenants.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has significant transactions denominated in foreign currencies and addresses certain of those financial exposures through a program of risk management that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and typically hedges certain of these larger foreign currency sales orders when they are not in the subsidiaries’ functional currency. These foreign currency sales orders that fit our risk management policy criteria are hedged using forward contracts. The Company may use other derivative instruments in the future. The Company enters into forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into forward contracts for speculative or trading purposes. The forward contracts range from one to twelve months in maturity. As of December 28, 2007, the Company did not have any forward contracts with an original maturity greater than twelve months. As international deliveries may extend beyond twelve months, the Company may hedge beyond twelve months in the future.

The Company accounts for its hedges of foreign currency denominated sales orders (firm commitments) as fair value hedges as prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities (“SFAS 133”). For the three

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

months ended December 28, 2007, there were no material gains or losses due to hedge ineffectiveness. At December 28, 2007, the Company had forward contracts for fair value hedges with notional values to sell and purchase of $175.0 million and $13.7 million, respectively, in various foreign currencies. At December 28, 2007, substantially all of the open forward contracts were deemed effective.

The Company also hedges balance sheet exposures from its various foreign subsidiaries and business units. The Company enters into forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency. These hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment under SFAS 133. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings.

Changes in the values of these hedging instruments are offset by changes in the values of foreign currency denominated assets and liabilities. Variations from the forecasted foreign currency assets or liabilities, coupled with a significant currency movement, may result in a material gain or loss if the hedges are not effectively offsetting the change in value of the foreign currency denominated asset or liability. Other than foreign exchange hedging activities, the Company has no other freestanding or embedded derivative instruments.

8. COMMITMENTS AND CONTINGENCIES

Environmental Remediation Liabilities

The U.S. Environmental Protection Agency (“EPA”) or third parties have named the Company as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at nine sites where the Company, as Varian Associates, Inc., was alleged to have shipped manufacturing waste for recycling or disposal and, as a PRP, the Company may have an obligation to reimburse the EPA or other third parties for cleanup costs at these sites. In addition, the Company is overseeing environmental cleanup projects and, as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities. Under the terms of the agreement governing the spin-offs of Varian, Inc. (“VI”) and Varian Semiconductor Equipment Associates, Inc. (“VSEA”), by the Company in 1999, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $0.3 million and $0.2 million (net of amounts borne by VI and VSEA) during the three months ended December 28, 2007 and December 29, 2006, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.

Various uncertainties make it difficult to estimate the likelihood or cost of project management costs, legal costs and costs of certain third-party claims at all of the sites and facilities. In addition, for the nine sites and one of the facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future cost of such activities. As of December 28, 2007, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs for these ten locations, as well as project management costs, legal costs and the costs of certain third party-claims for all locations ranged in the aggregate from $3.3 million to $7.5 million. Management believes that no amount in the range of estimated future costs is more probable of being incurred than any other amount in the range and therefore accrued $3.3 million for these cleanup projects as of December 28, 2007. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

As to all other facilities, the Company has gained sufficient knowledge to better estimate the scope and costs of future cleanup activities based upon formal agreements with other parties defining the Company’s future liabilities or formal cleanup plans that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the facility. As of December 28, 2007, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in the aggregate from $8.5 million to $36.6 million. The time frames over which these cleanup project costs are estimated vary, ranging from 2 years to 30 years as of December 28, 2007. As to each of these facilities, management determined that a particular amount within the range of estimated costs was

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $16.6 million at December 28, 2007. The Company accordingly accrued $11.6 million, which represents its best estimate of the future costs of $16.6 million discounted at 4%, net of inflation. This accrual is in addition to the $3.3 million described in the preceding paragraph.

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

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial strength of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurance company agreed to pay a portion of the Company’s past and future environmental-related expenditures. Accordingly, the Company recorded a receivable of $2.9 million at each of December 28, 2007 and September 28, 2007, which was primarily included in “Other assets” in the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has in the past paid the claims that the Company has made.

Acquisition-Related Commitments/Obligations

When the Company acquired ACCEL Instruments GmbH (“ACCEL”) in January 2007, ACCEL was involved in a contract-related lawsuit. Subsequent to the acquisition, the Company settled this lawsuit and agreed to perform under a new contract for a fixed price. From January to September 2007, the Company gathered information related to the expected cost of satisfying its contract commitment and completed its assessment as of September 28, 2007. As a result, the final purchase price allocation of ACCEL included a loss accrual related to this contingency of €28.3 million, or approximately $40 million. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Consolidated Statement of Earnings in the periods these variances arise. As of December 28, 2007, the actual costs incurred were consistent with the estimated costs for the contract.

Other Proceedings

The Company is involved in legal proceedings arising in the ordinary course of its business. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceeding will result in a judgment or settlement that would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

9. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Three Months Ended
(In thousands)	December 28, 2007	December 29, 2006
Defined Benefit Plans
Service cost	$457	$1,185
Interest cost	1,305	1,043
Expected return on plan assets	(1,532)	(1,127)
Amortization of prior service cost	36	31
Recognized actuarial loss	129	236

Net pension benefit cost	$395	$1,368

Post-Retirement Benefit Plans
Interest cost	$92	$94
Amortization of transition amount	123	123
Amortization of prior service cost	1	1
Recognized actuarial loss	4	5

Net pension benefit cost	$220	$223

The Company made contributions to the defined benefit plans of $1.1 million during the three months ended December 28, 2007. The Company currently expects total contributions to the defined benefit plans for fiscal year 2008 will be approximately $3.1 million. The Company made contributions to the post-retirement benefit plans of $0.1 million during the three months ended December 28, 2007. The Company currently expects total contributions to the post-retirement benefit plans for fiscal year 2008 will be approximately $0.6 million.

10. INCOME TAXES

Effective as of the beginning of the first quarter of fiscal year 2008, the Company adopted the provisions of FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that, based on the technical merits, the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

As a result of the adoption of FIN 48, the Company decreased retained earnings by $19.1 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $76.7 million. Of this amount, $50.9 million would affect the effective tax rate if recognized. The difference would be offset by changes to deferred tax assets and liabilities.

The Company historically classified unrecognized tax benefits in current taxes payable, which is included in “Accrued Expenses.” As a result of adoption of FIN 48, the Company reclassified unrecognized tax benefits to “Other Long-term Liabilities.”

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the Condensed Consolidated Statements of Earnings did not change as a result of adopting FIN 48. As of the date of adoption of FIN 48, the Company had accrued $12.7 million for the payment of interest and penalties relating to unrecognized tax benefits.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The amount of unrecognized tax benefits did not change by a significant amount during the first quarter of fiscal year 2008. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

The Company files U.S. federal, U.S. state, and foreign tax returns. The Company’s U.S. federal tax returns are generally no longer subject to tax examinations for years prior to 2003. The Company has significant operations in Switzerland. The Company’s Swiss tax returns are generally no longer subject to tax examinations for years prior to 2003. For U.S. state and other foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to 2002.

The Company’s effective tax rate was 35.4% in the first quarter of fiscal year 2008 compared to 31.7% in the same period of fiscal year 2007. The increase was primarily due to: (i) the application of the principles and methodologies of FIN 48 to our current period activity, including the recognition of interest expense and penalties, classified as tax expense, for tax positions taken relative to the current and prior periods, which resulted in an addition to the liability for uncertain tax positions, and (ii) the inclusion in the year-ago period of a tax benefit associated with the retrospective reinstatement of the federal research and development tax credit, which had previously expired on December 31, 2005.

The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower that the U.S. federal rate, and the Company’s domestic earnings are subject to state income taxes.

11. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On July 24, 2007, VMS’s Board of Directors approved the repurchase up to 12,000,000 shares of VMS common stock during the period beginning on July 30, 2007 through December 31, 2008. During the three months ended December 28, 2007, the Company paid $41.2 million to repurchase 920,000 shares of VMS common stock. All shares that have been repurchased have been retired. As of December 28, 2007, the Company could repurchase up to an additional 10,080,000 shares of VMS common stock under the July 24, 2007 authorization.

Comprehensive Earnings

The components of comprehensive earnings are as follows:

	Three Months Ended
(In thousands)	December 28, 2007	December 29, 2006
Net earnings	$55,479	$49,501
Other comprehensive income, net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of transition obligation included in net periodic benefit cost	75	—
Amortization of prior service cost included in net periodic benefit cost	32	—
Amortization of net actuarial loss included in net periodic benefit cost	95	—

	202	—
Currency translation adjustment	734	—

Other comprehensive income	936	—

Total comprehensive earnings	$56,415	$49,501

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

12. EMPLOYEE STOCK PLANS

The table below summarizes the share-based compensation expense under SFAS 123(R), Share-Based Payment (“SFAS 123(R)”):

	Three Months Ended
(In thousands, except per share amounts)	December 28, 2007	December 29, 2006
Cost of revenues - Product	$1,016	$1,146
Cost of revenues - Service contracts and other	780	866
Research and development	1,048	1,348
Selling, general and administrative	6,566	7,586
Taxes on earnings	(3,145)	(3,744)

Net decrease in net earnings	$6,265	$7,202

Increase (decrease) on:
Cash flows from operating activities	$(10,803)	$(7,632)
Cash flows from financing activities	$10,803	$7,632

During the three months ended December 28, 2007, total share-based compensation expense recognized in earnings before taxes was $9.4 million and the total related recognized tax benefit was $3.1 million. During the three months ended December 29, 2006, total share-based compensation expense recognized in earnings before taxes was $10.9 million and the total related recognized tax benefit was $3.7 million. Total share-based compensation expense capitalized as part of inventory was $0.6 million for both the three months ended December 28, 2007 and December 29, 2006.

The fair value of options granted and the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	December 28, 2007	December 29, 2006
Employee Stock Option Plans
Expected term (in years)	4.20	4.31
Risk-free interest rate	3.1%	4.6%
Expected volatility	29.8%	29.3%
Expected dividend	—	—
Weighted average fair value at grant date	$14.31	$16.02
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50
Risk-free interest rate	3.4%	5.0%
Expected volatility	22.0%	22.3%
Expected dividend	—	—
Weighted average fair value at grant date	$9.25	$11.18

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Activity under the Company’s employee stock plans is presented below:

		Options Outstanding
(In thousands, except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (3)
Balance at September 28, 2007	3,304	15,585	$33.75
Granted (1)	(60)	26	49.31
Cancelled or expired (2)	65	(45)	49.18
Exercised	—	(1,184)	20.56

Balance at December 28, 2007	3,309	14,382	$34.81	5.9	$259,870

Exercisable at December 28, 2007		12,000	$31.77	5.4	$253,387

(1)	During the three months ended December 28, 2007, VMS granted certain employees an aggregate of 9,500 shares of restricted common stock and awarded to its newly appointed director an aggregate of 4,000 deferred stock units under the Second Amended and Restated 2005 Omnibus Stock Plan.

(2)	During the three months ended December 28, 2007, VMS cancelled 6,400 shares of restricted common stock that were tendered to VMS for employees’ taxes withheld for vested restricted common stock under the Amended and Restated 2005 Omnibus Stock Plan. In addition, VMS cancelled 1,000 deferred stock units granted under the Second Amended and Restated 2005 Omnibus Stock Plan to a director who resigned during the first quarter of fiscal year 2008. During the three months ended December 28, 2007, VMS cancelled stock options for 1,116 shares that were granted prior to the spin-offs of VI and VESA and that do not become available for grant upon cancellation.

(3)	The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $52.82 as of December 28, 2007 and which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 28, 2007, there was $27 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.6 years.

The activity for restricted stock, restricted performance shares and deferred stock units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Balance at September 28, 2007	348	$44.38
Granted	13	49.31
Vested	(21)	51.55
Cancelled or expired	(1)	49.74

Balance at December 28, 2007	339	$44.12

As of December 28, 2007, unrecognized compensation expense totaling $11.9 million was related to restricted stock and deferred stock units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 4.9 years.

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

The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended
(In thousands, except per share amounts)	December 28, 2007	December 29, 2006
Net earnings	$55,479	$49,501

Basic weighted average shares outstanding	124,809	129,198
Dilutive effect of potential common shares	2,984	3,765

Diluted weighted average shares outstanding	127,793	132,963

Net earnings per share — Basic	$0.44	$0.38

Net earnings per share — Diluted	$0.43	$0.37

Pursuant to SFAS 123(R), the Company excludes shares underlying stock options from the computation of diluted weighted average shares outstanding if the per share value, including the sum of (a) the exercise price of the options and (b) the amount of the compensation cost attributed to future services and not yet recognized, is greater than the average market price of the shares, because the inclusion of the shares underlying these stock options would be antidilutive to earnings per share. Accordingly, stock options to purchase 5,039,414 shares and 6,566,718 shares at average exercise prices of $50.40 and $48.05 per share, respectively, were excluded from the computation of diluted weighted average shares outstanding for the three months ended December 28, 2007 and December 29, 2006, respectively.

14. SEGMENT INFORMATION

The Company’s operations are grouped into two reportable operating segments: Oncology Systems and X-ray Products. These reportable operating segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. The Company’s Ginzton Technology Center (“GTC”), SIP business (which includes Bio-Imaging Research, Inc.) and the ACCEL Proton Therapy and Research Instruments business are reflected in the “Other” category because these operations do not meet the criteria of a reportable operating segment as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table summarizes selected operating results information for each business segment:

	Three Months Ended
(In millions)	December 28, 2007	December 29, 2006
Revenues
Oncology Systems	$361	$317
X-ray Products	70	62

Total reportable segments	431	379
Other	28	9

Total company	$459	$388

Operating Earnings
Oncology Systems	$84	$70
X-ray Products	18	15

Total reportable segments	102	85
Other	(3)	(1)
Corporate	(15)	(14)

Total company	$84	$70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of December 28, 2007, and the related condensed consolidated statements of earnings for the three-month periods ended December 28, 2007 and December 29, 2006 and the condensed consolidated statement of cash flows for the three-month periods ended December 28, 2007 and December 29, 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 28, 2007, the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended, and the effectiveness of the Company’s internal control over financial reporting as of September 28, 2007; and in our report dated November 26, 2007 on financial statements and internal control over financial reporting, we expressed unqualified opinions thereon. The consolidated financial statements are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 28, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 4, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (“we,” “our,” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission, or SEC, or other reasons. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as intensity-modulated radiation therapy, or IMRT, image-guided radiation therapy, or IGRT, brachytherapy, software, treatment techniques, stereotactic radiosurgery, filmless X-rays, security and inspection products, proton therapy products and scientific research instrument products; growth drivers; orders, revenues, backlog or earnings growth; future financial results and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “will,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential,” “are emerging” and “possible” or similar statements are forward-looking statements. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Overview

For the first quarter of fiscal year 2008, revenues were up 18% from the year-ago quarter, net earnings were up 12% and net earnings per diluted share were up 16%. Net orders for the first quarter of fiscal year 2008 were up 21% from the same period last year. Backlog at the end of the first quarter of fiscal year 2008 was up 22% from the end of the first quarter last year. The increases in revenues, net earnings and net orders were driven by growth in our Oncology Systems, X-rays Products and Security and Inspection Products, or SIP, businesses. An increase in tax rate for the first quarter of 2008 compared to the year ago quarter reduced the growth in our net earnings and earnings per diluted share.

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

Oncology Systems international revenues grew significantly in the first quarter of fiscal year 2008 over the year-ago quarter, driven by the continued adoption of IGRT technology. During the same period, North American revenues remained relatively flat. Oncology Systems North American net orders grew modestly in the first quarter of fiscal year 2008 over the same period in fiscal year 2007, during which net orders had a more robust growth rate, and international net orders rose considerably over the year-ago quarter, during which net orders declined significantly. The growth in international net orders reflects the continued adoption of IGRT technology in the region and demand for radiosurgery equipment. The weaker U.S. dollar also favorably impacted the growth in international revenues and net orders.

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

Customers are recognizing IGRT and stereotactic radiosurgery as significant enhancements in curative radiation therapy. We believe treatments using IGRT technology are becoming accepted as a standard of care for radiation therapy and radiosurgery, with North America ahead of international regions in the timing of IGRT adoption. Our net orders growth in the North American and international regions reflects this increased demand for our products that enable IGRT. Over 80% of worldwide orders taken for our high energy and Trilogy™ linear accelerators during the first quarter of fiscal year 2008 were ordered with our On-Board Imager product, or OBI, which enables IGRT. As of December 28, 2007, we had completed more than 720 installations of OBI on our high-energy and Trilogy accelerators and we have many more in progress.

We also saw growth in orders for radiosurgery equipment, including orders for 14 Novalis Tx configurations, in the first quarter of fiscal year 2008. Novalis Tx is a combination of our Trilogy Tx linear accelerator, our HD 120 multi-leaf collimator and other VMS and BrainLAB products targeted to neurosurgeons for radiosurgery. Ten of the Novalis Tx configurations were ordered in North America and the remainder were in our international regions.

At the end of December 2007, we received 510(k) clearance from the U.S. Food and Drug Administration for our newly introduced product, RapidArc™, which employs a sophisticated algorithm that makes our linear accelerators capable of planning and delivering a complete IMRT treatment in a single revolution of the radiation treatment beam around the patient. We believe RapidArc represents a significant advancement in IMRT cancer treatment and can help drive longer term demand for our linear accelerators and IMRT-related accessory products. We expect North America will adopt this technology first, and then the international regions.

We believe regional fluctuations in demand are consistent with an observed historical pattern where the international regions and North America region have different cycles of demand and technology adoption. We are, however, seeing a faster adoption rate among the early adopters for IGRT technology as compared to IMRT, which may lead to more compressed growth cycles.

Additionally, we are seeing greater length of the customer purchasing cycle for some customers, which we believe results from a more complex decision-making process associated with large dollar value of transactions for more sophisticated IGRT and surgical equipment. Revenues also continued to be influenced by the timing of product shipments in accordance with planned customer-requested delivery dates. These factors may contribute to greater fluctuations in our Oncology Systems net orders and revenue.

Our success in Oncology Systems largely depends upon our ability to retain leadership in technological innovation, the cost effectiveness of our products, the efficacy of our treatment technology and external economic influences. Factors affecting the adoption rate of new technologies such as IGRT and RapidArc could include their more-widely demonstrated efficacy and acceptance of these technologies and our internal efficiency in design, documentation and testing, deployment and installation of our new technologies and products. Additional factors could include customer training on the use of our new technologies or related products and our ability to educate customers about the cost effectiveness of our new technologies and clinical outcome advantages. External economic influences could include hospital financial strength in the United States, foreign currency exchange rates, governmental healthcare policies, significant changes to Medicare and Medicaid reimbursement rates for radiotherapy procedures and government budgeting and tendering cycles.

X-Ray Products. Our X-ray Products business segment manufactures and sells (i) X-ray tubes for use in a range of applications including computed tomography, or CT, scanning, radioscopic/fluoroscopic imaging, mammography, special procedures and industrial applications and (ii) flat panel digital image detectors for filmless X-rays (commonly referred to as flat panel detectors or digital image detectors), which is an alternative to image intensifier tubes for fluoroscopy and X-ray film for radiography. We continue to view the fundamental growth driver for this business to be the on-going success of key original equipment manufacturers, or OEMs, that incorporate our X-ray tube products and flat panel detectors into their medical diagnostic, dental, veterinary and industrial imaging systems. Our flat panel detectors are being incorporated into new filmless X-ray imaging equipment for medical diagnostics, dental imaging, veterinary care and industrial inspection. X-ray Products’ net orders and revenues grew in the first quarter of fiscal year 2008 over the same period of fiscal year 2007 due primarily to increased demand for our flat panel detectors in the international region.

In December 2007, we acquired Pan-Pacific Enterprises, Inc., or Pan-Pacific, an independent distributor of medical X-ray tubes in China, for approximately $1.9 million, plus an additional contingent “earn out” payment of up to $3.5 million. Pan-Pacific, which is reported under our X-ray Products segment, enhances the sales channel for X-ray tubes and flat panel products in China.

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

Other. The “Other” category is comprised of SIP (including Bio-Imaging Research, Inc., or BIR, which we acquired in the third quarter of fiscal year 2007), the ACCEL Instruments GmbH, or ACCEL, Proton Therapy and Research Instruments businesses and the operations of the Ginzton Technology Center, or GTC. (Please refer to Note 14 “Segment Information” of the Notes to the Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q.)

SIP designs, manufactures, sells and services Linatron® X-ray accelerators, detectors, imaging processing software and image detection systems for security and inspection purposes, such as cargo screening, border protection and nondestructive examination for a variety of applications. We generally sell SIP products to OEMs who incorporate our products into their inspection systems, which are then sold to customs agencies and other government and military agencies, as well as to commercial private parties in the casting, power, aerospace, chemical, petro-chemical and automotive industries.

We believe growth in the SIP business will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes. This business is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection and customs revenue activities; reliant on government budgets and appropriations; and subject to political change. We are beginning to see wider deployment of our Linatron X-ray accelerators for cargo screening and border protection as customers are starting to place orders for multiple units. While we are optimistic about SIP’s long-term potential and encouraged by the increased interest in our SIP products, use of this technology in security cargo screening and border protection is still in its early stages. Orders and revenues for our SIP products may be unpredictable as governmental agencies may place larger orders with our OEM customers in a short time period and then may not place any orders for a long time period thereafter.

ACCEL supplies proton therapy systems for cancer treatment and scientific research instruments. Our ACCEL Proton Therapy business develops, designs, manufactures and integrates proton therapy systems for the treatment of certain types of cancer. Proton therapy, as a clinical treatment modality, is still in its infancy and the technology is still rapidly developing. We see a high level of interest in the marketplace worldwide for this type of technology, and hope to leverage our experience in traditional radiation therapy to help advance proton therapy, improving clinical utility for existing clinical applications of proton therapy and expanding the use of proton therapy into a broader array of cancer types. We believe that growth in this business will initially develop in the major metropolitan areas in the United States and abroad, and that this market is driven by institutions that wish to expand their clinical offerings and increase their profiles in their respective communities. In order to realize the full potential of the ACCEL business, we need to invest substantial resources to properly commercialize ACCEL’s advanced proton technology and to build this new business.

Orders and revenues for our proton therapy products may be unpredictable and fluctuate as a result of a number of factors. Proton therapy facilities are relatively large scale construction projects that take up to three years to construct, and, with the cost of a system in excess of $60 million for a multiple-gantry system and total cost for a center approaching $100 million, will require significant customer investment and perhaps complex project financing. Consequently, the customers’ decision-making cycle for purchasing a proton therapy project is very long and orders for proton therapy systems generally include many contingencies, which need to be resolved before we book an order. Therefore, we do not expect to book any orders for proton therapy systems in the short term and do not expect to start generating significant proton therapy systems revenues until fiscal year 2010.

The ACCEL research instruments division develops, manufactures and services highly customized components and systems primarily for national research laboratories worldwide for fundamental and applied physics. This market is driven by a few large projects in the billion-dollar range and an increasing number of national accelerator projects ranging from one to five hundred million dollars. Most research projects are publicly funded and decisions on new projects or project upgrades are subject to governmental and political factors. While it appears that there is relatively steady growth in the number and volume of these research projects worldwide, the timing of these research projects may vary significantly. Therefore, orders and revenues for this division may be unpredictable and engineering and manufacturing resources will fluctuate over time as they adapt to the resource requirements of these research projects.

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

The growth in SIP net orders, which was due to a large order from the U.S. Customs Department for four high-energy X-ray freight inspection systems, together with orders for ACCEL scientific research instrument contracts, contributed to the significant increase in net orders in the “Other” category in the first quarter of fiscal year 2008 over the year-ago period. Revenues in the “Other” category grew substantially in the first quarter of fiscal year 2008 over the same period in fiscal year 2007 primarily due to increased revenues of SIP products, while total operating loss increased primarily due to operating loss from ACCEL. As indicated in previous reports, we expect ACCEL to continue to be dilutive to our net earnings per diluted share in fiscal year 2008.

This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007, as well as the Risk Factors contained in Part II, Item 1A of this Quarterly Report on Form 10-Q, and other information provided from time to time in our other filings with the SEC.

Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. Our critical accounting policies that are affected by accounting estimates include share-based compensation expense, revenue recognition, valuation of allowance for doubtful accounts, valuation of inventories, assessment of recoverability of goodwill and intangible assets, valuation of warranty obligations, assessment of environmental remediation liabilities, valuation of defined benefit and post-retirement benefit plans and valuation of taxes on earnings. Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our Condensed Consolidated Financial Statements, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, also refer to the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q.

Share-based Compensation Expense

Effective October 1, 2005, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), using the modified prospective transition method. We have valued our share-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes option-pricing model. The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by VMS’s stock price as well as the input of other subjective assumptions, including the expected term of stock awards and the expected price volatility of VMS stock over the expected term of the awards.

The expected term is based on the observed and expected time to post-vesting exercise and post-vesting cancellations of stock options by our employees. Upon the adoption of SFAS 123(R), we determined the expected term of stock options based on the demographic grouping of employees and retirement eligibility. Upon the adoption of SFAS 123(R), we used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption. The blended volatility represents the weighted average of implied volatility and historical volatility. Implied volatility was derived based on six-month traded options on VMS common stock. Implied volatility is weighted in the calculation of blended volatility based on the ratio of the six-month term of the exchange-traded options to the expected lives of the employee stock options. Historical volatility represents the remainder of the weighting. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is reflective of market conditions and is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. In determining the extent of use of implied volatility, we considered: (i) the volume of market activity of traded options; (ii) the ability to reasonably match the input variables of traded options to those of stock options granted by us, including the date of grant; (iii) the similarity of the exercise prices; and (iv) the length of term of traded options. After considering the above factors, we determined that we cannot rely exclusively on implied volatility based on the fact that the term of our six-month exchange-traded options is less than one year and that it is different from the expected lives of the stock options granted by us. Therefore, we believe a combination of the historical volatility over the expected lives of the stock options granted by us and the implied volatility of six-month exchange-traded options best reflects the expected volatility of our stock going forward. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Revenue Recognition

We frequently enter into sales arrangements with customers that contain multiple elements or deliverables such as hardware, software and services. Judgments as to the allocation of the proceeds received from an arrangement to the multiple elements of the arrangement, the determination of whether any undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition are critical in respect to these arrangements to ensure compliance with GAAP. In addition, the amount of product revenues recognized is affected by our judgments as to whether objective and reliable evidence of fair value exists for hardware products and vendor-specific objective evidence of the fair value for software products in arrangements with multiple elements. Changes to the elements in an arrangement and the ability to establish objective and reliable evidence of fair value or vendor-specific objective evidence of the fair value for those elements could affect the timing of revenue recognition. Revenue recognition also depends on the timing of shipment and is subject to customer acceptance and the readiness of customers’ facilities. If shipments are not made on scheduled timelines or if the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations. In addition, revenues related to certain highly customized scientific research instrument products and proton therapy commissioning service contracts, as well as highly customized image detection systems are recognized under the percentage of completion method. Under the percentage-of-completion method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. If a loss is expected on a contract, the estimated loss would be charged to cost of sales in the period the loss is identified. Because the percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods, and because the estimates must be periodically reviewed and appropriately adjusted, if our estimates prove to be inaccurate or a contract is later terminated, we may be forced to adjust revenues or even record a contract loss in later periods.

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

Warranty Obligations

We warrant most of our products for a specific period of time, usually one year, against material defects. We provide for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty costs represent our best estimate at the time of sale of the total costs that we will incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates will include historical experience of similar products, as well as reasonable allowance for start-up expenses. Actual warranty costs could differ from the estimated amounts. On a quarterly basis, we review the accrued balances of our warranty obligations and update the historical warranty cost trends, if required. If we were required to accrue additional warranty cost in the future, it would negatively impact our operating results.

Environmental Matters

We are subject to a variety of environmental laws around the world regulating the handling, storage, transport and disposal of hazardous materials that do or may create increased costs for some of our operations. Environmental remediation liabilities are recorded when environmental assessments and/or remediation efforts are probable and the costs of these assessments or remediation efforts can be reasonably estimated, in accordance with SFAS No. 5, Accounting for Contingencies, and the American Institute of Certified Public Accountants, Statement of Position 96-1, Environmental Remediation Liabilities. The accrued environmental costs represent our best estimate as to the total costs of remediation and the time period over which these costs will be incurred. On a quarterly basis, we review these accrued balances. If we were required to accrue additional environmental remediation costs in the future, it would negatively impact our operating results.

Defined Benefit and Post-Retirement Benefit Plans

We sponsor six defined benefit pension plans in Germany, Japan, Switzerland and the United Kingdom covering the employees who meet the applicable eligibility requirements. In July 2007, we made changes to the defined benefit plan in the United Kingdom by terminating the accrual of additional benefits for existing participants and suspending the enrollment of new participants. We also sponsor a post-retirement benefit plan that provides healthcare benefits to certain eligible retirees in the United States. We do not have any defined benefit pension plans in the United States. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to those plans for which the benefit is actuarially determined. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases and healthcare cost increases, which we determine within certain guidelines. In addition, we also use subjective factors, such as withdrawal and mortality rates, to calculate the expense and liability. The actuarial assumptions we use are long-term assumptions and may differ materially from actual experience particularly in the short term due to changing market and economic conditions and changing participant demographics. These differences may have a significant impact on the amount of pension expense we record.

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

Taxes on Earnings

We are subject to taxes on earnings in both the United States and numerous foreign jurisdictions. As a global taxpayer, significant judgments and estimates are required in evaluating our evaluating our tax positions and determining our provision for taxes on earnings.

Effective as of the beginning of the first quarter of fiscal year 2008, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 contains a two-step approach to recognizing, derecognizing, and measuring uncertain tax positions accounted for in accordance with FASB Statement No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that, based on the technical merits, the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Recognition, derecognition, and measurement are based on management’s best judgment given the facts, circumstances, and information available at the end of the accounting period. A tax benefit should be recognized in the first period in which it meets the more likely than not recognition threshold, and conversely, a tax benefit previously recognized should be derecognized in the first period in which new information results in a change in judgment in which the position fails to meet the recognition threshold. A benefit not previously recognized would be recognized when the tax position is effectively settled through examination, negotiation, or litigation with tax authorities, or when the statute of limitations for the relevant taxing authority to examine and challenge the position has expired. Our policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on earnings did not change as a result of the adoption of FIN 48.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2008 is the 52-week period ending September 26, 2008, and fiscal year 2007 was the 52-week period ended September 28, 2007. The fiscal quarters ended December 28, 2007 and December 29, 2006 were both 13-week periods.

Discussion of Financial Data for the First Quarter of Fiscal Year 2008 Compared to the First Quarter of Fiscal Year 2007

Total Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	December 28, 2007	December 29, 2006	Percent Change
Product	$364.3	$317.8	15%
Service Contracts and Other	94.2	70.1	35%

Total Revenues	$458.5	$387.9	18%

Product as a percentage of total revenues	79%	82%
Service Contracts and Other as a percentage of total revenues	21%	18%
Revenues by region
North America	$201.7	$196.1	3%

Europe	155.2	121.5	28%
Asia	86.9	58.8	48%
Rest of world	14.7	11.5	29%

Total International (1)	256.8	191.8	34%

Total	$458.5	$387.9	18%

North America as a percentage of total revenues	44%	51%
International as a percentage of total revenues	56%	49%

(1)	We consider international revenues to be revenues outside of North America.

For the first quarter of fiscal year 2008, total revenues increased by 18% over total revenues for the first quarter of fiscal year 2007 due to increases in both business segments, as well as contribution from the “Other” category, which in the first quarter of fiscal year 2008 included the previously acquired businesses of ACCEL and BIR.

The increase in total product revenues in the first quarter of fiscal year 2008 over the year-ago quarter was driven by the increase in product revenues in both business segments and our “Other” businesses. Oncology Systems and our “Other” businesses contributed to the growth in service contracts and other revenues in the first quarter of fiscal year 2008 over the same period in fiscal year 2007, which represented a higher percentage of total revenues than in the year-ago period. Service contract revenues grew at a higher rate than product revenues primarily due to the increase in Oncology Systems service contract revenues, as well as contributions from ACCEL.

Oncology Systems was the primary contributor to the increase in international revenues for the first quarter of fiscal year 2008, although revenue growth in X-ray Products and the “Other” businesses, as well as the weaker U.S. dollar, also contributed. North American revenue growth was primarily due to growth in both business segments and our “Other” businesses.

Oncology Systems Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	December 28, 2007	December 29, 2006	Percent Change
Product	$276.6	$248.4	11%
Service Contracts (1)	83.7	68.1	23%

Total Oncology Systems revenues	$360.3	$316.5	14%

Product as a percentage of total Oncology Systems revenues	77%	78%
Service Contracts as a percentage of total Oncology Systems revenues	23%	22%
Oncology Systems revenues as a percentage of total revenues	79%	82%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. This excludes revenues from spare parts sold by our service department.

The increase in Oncology Systems product revenues in the first quarter of fiscal year 2008 over the same period in the prior year was primarily due to higher revenues of our high energy linear accelerators, our Trilogy linear accelerator, and accessory products that enable IGRT (including our OBI), which was driven by the continued adoption of IGRT technology. This increase was partially offset by a decrease in revenues of IMRT-upgrades. As noted in previous reports, we saw a slowdown in demand for IMRT-related products after several years of rapid adoption of IMRT technology. The increase in service contracts revenues in the first quarter of fiscal year 2008 from the same period in fiscal year 2007 was primarily driven by the increase in sophistication of our products and the growing installed base of software products that generate increased annual maintenance contracts and renewals.

Revenues by region	Three Months Ended
(Dollars in millions)	December 28, 2007	December 29, 2006	Percent Change
North America	$167.2	$165.1	1%

Europe	128.2	108.2	19%
Asia	52.2	33.4	56%
Rest of world	12.7	9.8	30%

Total International	193.1	151.4	28%

Total Oncology Systems Revenues	$360.3	$316.5	14%

North America as a percentage of Oncology Systems revenues	46%	52%
International as a percentage of Oncology Systems revenues	54%	48%

The growth in international revenues was primarily due to an increase in product revenues of our high energy linear accelerators and accessory products that enable IGRT (including our OBI) in all international regions and, to a lesser extent, an increase in service contracts revenues primarily in Europe. This increase was partially offset by a decrease in product revenues of IMRT-upgrades primarily in Europe, reflecting a slowdown in demand for IMRT-related products after several years of rapid adoption of IMRT technology.

North American revenues remained relatively flat in the first quarter of fiscal year 2008 compared to the year-ago quarter. The increase in product revenues of our Trilogy linear accelerator and service contracts revenues were significantly offset by the declines in product revenues of high energy linear accelerators and IMRT-upgrades in North America.

Varying cycles of higher and lower revenues between the international and North American regions is a historical pattern reflecting different technology adoption cycles and demand cycles that is consistent with the net order patterns discussed more fully under “Net Orders.” Oncology Systems revenues also continued to be influenced by the timing of product shipments in accordance with planned customer-requested delivery dates.

X-ray Products Revenues

Revenues by region	Three Months Ended
(Dollars in millions)	December 28, 2007	December 29, 2006	Percent Change
North America	$27.2	$26.8	2%

Europe	9.7	8.6	14%
Asia	31.2	25.3	23%
Rest of world	2.0	1.7	18%

Total International	42.9	35.6	21%

Total X-ray Products Revenues	$70.1	$62.4	12%

North America as a percentage of X-ray Products revenues	39%	43%
International as a percentage of X-ray Products revenues	61%	57%
X-ray Products revenues as a percentage of total revenues	15%	16%

International X-ray Products revenue growth in the first quarter of fiscal year 2008 over the same period in fiscal year 2007 was primarily due to increased revenues of our high power, anode grounded CT scanning tubes and increased revenues for our flat panel detectors, primarily to OEM customers in Asia. The modest growth in X-ray Products revenues in North America in the first quarter of fiscal year 2008 over the year-ago period was driven by higher revenues of our flat panel detectors to our OEM customers.

Other Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	December 28, 2007	December 29, 2006	Percent Change
Product	$17.6	$7.1	149%
Service Contracts and Other	10.5	1.9	440%

Total Other revenues	$28.1	$9.0	211%

Other revenues as a percentage of total revenues	6%	2%

For our “Other” category, comprised of SIP (including BIR), ACCEL and GTC, revenues in the first quarter of fiscal year 2008 increased over the year-ago period primarily due to growth in product and service revenues in our SIP business as well as contributions from ACCEL Research Instruments, which we acquired in the second quarter of fiscal year 2007. The revenue growth in our SIP business was driven by the higher product revenues of our Linatron products to our OEM customers for cargo screening and border protection.

Gross Margin

	Three Months Ended
(Dollars in millions)	December 28, 2007	December 29, 2006	Percent Change
Dollar by segment
Oncology Systems	$154.5	$131.9	17%
X-ray Products	27.7	25.5	9%
Other	8.6	2.8	206%

Gross margin	$190.8	$160.2	19%

Percentage by segment
Oncology Systems	42.9%	41.7%
X-ray Products	39.5%	40.8%
Total Company	41.6%	41.3%

Total gross margin improved by 0.3 percentage points in the first quarter of fiscal year 2008 compared to the same period in fiscal year 2007 due to an increase in Oncology Systems gross margin that was partially offset by a decrease in X-ray Products gross margin compared to the year-ago period.

Oncology Systems gross margin increased by 1.2 percentage points in the first quarter of fiscal year 2008 compared to the first quarter of 2007 primarily due to an increase in product gross margin to 41.0% in the first quarter of fiscal year 2008 from 40.0% in the first quarter of fiscal year 2007, as well as an increase in service contracts gross margin to 49.2% in the first quarter of fiscal year 2008 from 47.9% in the same period in fiscal year 2007. The improvement in product gross margin was primarily due to higher sales volume and product mix shift toward sales of higher margin Oncology Systems products in North America, which was partially offset by the geographic mix shift towards a higher proportion of international revenues, which typically have lower margins than revenues from North America. The improvement in service contracts gross margin was due primarily to higher contract volumes and growth in higher margin software maintenance contracts in Oncology Systems.

X-ray Products gross margin in the first quarter of fiscal year 2008 decreased by 1.3 percentage points from the first quarter of fiscal year 2007. The decline in gross margin primarily resulted from product mix shift toward sales of lower margin X-ray tube products and increased material costs for X-ray tube products. X-ray Products gross margin will continue to be impacted by factors such as sales mix between flat panel detectors and X-ray tube products, product pricing, timing of new product introduction, cost reduction efforts and material costs.

Research and Development

	Three Months Ended
(Dollars in millions)	December 28, 2007	December 29, 2006	Percent Change
Research and development	$29.0	$27.0	8%
As a percentage of total revenues	6%	7%

For the first quarter of fiscal year 2008, research and development expense grew at a lower rate than revenues. The $2.0 million increase in research and development expense for the first quarter of fiscal year 2008 was primarily driven by increased spending of $1.8 million in Oncology Systems, which was attributable primarily to an increase in employee headcount, material costs and consulting expenses for the development of our next generation linear accelerator products.

Selling, General and Administrative

	Three Months Ended
(Dollars in millions)	December 28, 2007	December 29, 2006	Percent Change
Selling, general and administrative	$77.5	$63.1	23%
As a percentage of total revenues	17%	16%

The $14.4 million increase in selling, general and administrative expenses for the first quarter of fiscal year 2008 compared to the same period in fiscal year 2007 was primarily attributable to: (a) operating expenses of $6.3 million associated with ACCEL and BIR, which we acquired in the second quarter and third quarter of last fiscal year, respectively, (b) increased expenses of $2.6 million associated with growth in our Oncology Systems revenues that were primarily related to certain commission arrangements, (c) a loss of $0.2 million in the first quarter of fiscal year 2008, compared to a gain of $1.2 million in the year-ago period, for hedging balance sheet exposures from our various foreign subsidiaries and business units, (d) unfavorable foreign currency translation impact of $1.4 million resulting from the relatively weak U.S. dollar for our foreign operations as the selling, general and administrative expenses are translated into U.S. dollars, (e) increased legal fees of $1.1 million and (f) a loss recognized for the equity investment in dpiX Holding of $1.0 million (please refer to Note 4 “Related Party Transactions” in Notes to the Condensed Consolidated Financial Statements).

Interest Income, Net

	Three Months Ended
(Dollars in millions)	December 28, 2007	December 29, 2006	Percent Change
Interest income, net	$1.5	$2.4	(38%)

The decrease in interest income, net in the first quarter of fiscal year 2008 compared to the same period in fiscal year 2007 was attributable to lower balances of cash, cash equivalents and marketable securities and increased borrowings in the first quarter of fiscal year 2008.

Taxes on Earnings

	Three Months Ended
	December 28, 2007	December 29, 2006	Change
Effective tax rate	35.4%	31.7%	3.7%

The increase in our effective tax rate in the first quarter of fiscal year 2008 from the same period in fiscal year 2007 was primarily due to: (i) our adoption of FIN 48 in the quarter and the application of the principles and methodologies of FIN 48 to our current period activity, including the recognition of interest expense and penalties, classified as tax expense, for tax positions taken relative to the current and prior periods, which resulted in an addition to the liability for uncertain tax positions, and (ii) a tax benefit in the year-ago period associated with the retrospective reinstatement of the federal research and development tax credit, which had previously expired on December 31, 2005.

In general, our effective income tax rate differs from the U.S. federal statutory rate primarily because our foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and our domestic earnings are subject to state income taxes. Our future effective tax rate could be adversely affected by having lower earnings than anticipated in countries where we have lower statutory rates and higher earnings than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, and changes in tax laws or interpretations of those laws. We also expect that our effective tax rate may experience increased fluctuation from period to period under the provisions of FIN 48. Please refer to the further discussion of the adoption of FIN 48 in Note 10 “Income Taxes” of the Notes to the Condensed Consolidated Financial Statements.

Net Earnings Per Diluted Share

	Three Months Ended
	December 29, 2007	December 29, 2006	Percent Change
Net earnings per diluted share	$0.43	$0.37	16%

The increase in earnings per diluted share in the first quarter of fiscal year 2008 over the first quarter of fiscal year 2007 resulted from the increase in total revenues and the reduction in outstanding shares of common stock due to stock repurchases, partially offset by an increase in our effective tax rate.

Net Orders

Total Net Orders (by segment and region)	Three Months Ended
(Dollars in millions)	December 28, 2007	December 29, 2006	Percent Change
Oncology Systems:
North America	$207.2	$192.8	7%
Total International	178.5	137.4	30%

Total Oncology Systems	$385.7	$330.2	17%

X-ray Products:
North America	$25.9	$31.2	-17%
Total International	49.2	36.3	35%

Total X-ray Products	$75.1	$67.5	11%

Other:	$32.7	$10.2	220%

Total Net Orders:	$493.5	$407.9	21%

The increase in our net orders in the first quarter of fiscal year 2008 over the year-ago period was due to growth in both of our business segments and the “Other” businesses, including contributions from ACCEL and BIR, which we acquired in the second quarter and third quarter of fiscal year 2007, respectively. The weaker U.S. dollar in the first quarter of fiscal year 2008 over the year-ago period also favorably impacted the growth in our international net orders.

The growth in Oncology Systems North American net orders in the first quarter of fiscal year 2008 over the year-ago period was primarily driven by demand for Novalis Tx and increased demand for high energy linear accelerators and our software products for treatment planning and information management.

The growth in international net orders in the first quarter of fiscal year 2008 over the first quarter of fiscal year 2007 reflects demand for Novalis Tx, and increased demand for our high energy linear accelerators, our accessory products that enable IGRT (including our OBI) as well as an increase in orders in our service business. All geographic regions contributed to the increase in international net orders in the first quarter of fiscal year 2008. We expect that IGRT will continue to be one of the main contributors to net orders and revenue in our Oncology Systems business segment and believe that Novalis Tx will also contribute to this growth. We also expect that RapidArc will contribute to the long-term growth in Oncology Systems net orders and revenues.

For the trailing twelve months Oncology Systems net order growth rate as of December 28, 2007 was 10%, including a 3% increase for North America and a 19% increase for international regions. By comparison, the trailing twelve months Oncology Systems net order growth rate as of September 28, 2007 was 7%, including a 5% increase for North America and a 9% increase for international regions. The trailing twelve months Oncology Systems net order growth rate as of June 29, 2007 was 7%, including a 12% increase for North America and a 1% increase for international regions. Consistent with the historical pattern, we expect that Oncology Systems net orders will continue to experience regional fluctuations.

X-ray Products have relatively short cycle from net orders to shipments. The increase in X-ray Products net orders in the first quarter of fiscal year 2008 over the year-ago period was primarily due to increased demand for our flat panel detectors. The flat panel detector product line has become a significant contributor to our X-ray Products business segment, and we believe this product line will continue to contribute to our growth in net orders as flat panel detectors, which enable filmless X-ray imaging, replace traditional film and image-intensifier X-ray products in many medical applications.

The “Other” category, comprised of SIP (including BIR), ACCEL and GTC, experienced strong net orders growth in the first quarter fiscal year 2008 over the same period in fiscal year 2007. The growth in net orders in the “Other” category was due to (i) orders received for high-energy X-ray freight inspection systems and (ii) new net orders received for ACCEL’s scientific research instruments.

We are beginning to see wider deployment of our Linatron X-ray accelerators for cargo screening and border protection are optimistic about the long-term potential of our SIP business. However, orders for our SIP products may be unpredictable as governmental agencies may place large orders in a short time period and then may not place any orders for a long time thereafter.

Also, while we believe there is a promising market for proton therapy systems, the market for proton therapy treatment is still developing, and we expect great variability in the demand for these products due to the large scale of the related construction projects, the complexity of project financing and the resulting longer customer decision cycles when compared with our Oncology Systems business. We do not expect to book an order for proton therapy system in the short term. We also expect that demand for ACCEL research instruments products will vary as they are tied primarily to large, national research laboratory projects.

In any given period, orders growth in either North America or international regions, or both, could fluctuate, because of the high dollar amount of individual orders, particularly in businesses other than X-ray Products. The timing of sales and revenue recognition will vary significantly based on the delivery requirements of individual orders, acceptance schedules and the readiness of individual customer sites for installation of our products although the sales and revenue recognition cycles are usually shorter for some types of orders, such as upgrades (i.e., the addition of new features or accessories to existing equipment). Thus, orders in any quarter or period may not be directly correlated to the level of sales or revenues in any particular future quarter or period. Moreover, as the overall mix of net orders includes a greater proportion of software products and newly introduced Oncology Systems products, which typically take more time from order to completion of installation and acceptance, the average time period within which orders convert into sales could lengthen and our revenue in a specific period could be lower as a result.

Backlog

At December 28, 2007, we had a backlog of $1.7 billion, an increase of 22% compared to December 29, 2006. Our Oncology Systems backlog at December 28, 2007 increased by 16% from December 29, 2006, including a 20% increase for North America and an 8% increase for the international regions.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay our borrowings, acquire businesses and fund continuing operations. Our sources of cash include operations, stock option exercises and employee stock purchases, borrowings and interest income. Our cash usage is actively managed on a daily basis to ensure the maintenance of sufficient funds to meet our needs.

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

(In millions)	December 28, 2007	September 28, 2007	Increase/ (Decrease)
Cash and cash equivalents	$334	$263	$71

Our cash and cash equivalents increased $71 million from $263 million at September 28, 2007 to $334 million at December 28, 2007. The increase in cash and cash equivalents in the first quarter of fiscal year 2008 was primarily due to $121 million of cash generated from operating activities, $24 million of cash provided by stock option exercises and $11 million of cash provided by the excess tax benefits from share-based compensation. These increases were partially offset by cash used for the repurchase of $41 million in common stock, net repayment of $23 million under the credit facility and capital expenditures of $17 million.

At December 28, 2007, we had approximately $22 million or 7% of total cash and cash equivalents in the United States. Approximately $312 million or 93% of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of December 28, 2007, most of our cash and cash equivalents that were held abroad were in U.S. dollars. Because our cash levels in the United States are relatively low, we have used our credit facility to meet our cash needs from time to time and may do so in the future.

Cash Flows

	Three Months Ended
(In millions)	December 28, 2007	December 29, 2006
Net cash flow provided by (used in):
Operating activities	$121	$83
Investing activities	(18)	(28)
Financing activities	(29)	(59)
Effects of exchange rate changes on cash and cash equivalents	(3)	(4)

Net increase (decrease) in cash and cash equivalents	$71	$(8)

Our primary cash inflows and outflows for the first quarter of fiscal years 2008, as compared to the first quarter of fiscal year 2007, were as follows:

•	In the first quarter of fiscal year 2008, we generated net cash from operating activities of $121 million, compared to $83 million for the first quarter of fiscal year 2007.

The $38 million increase in net cash from operating activities during the first quarter of fiscal year 2008 compared to the year-ago period was driven by a net change of $32 million in operating assets and liabilities (working capital items) and an increase of $6 million in net earnings.

The major contributors to the net change in working capital items in the first quarter of fiscal year 2008 were accounts receivable, inventories, prepaid expenses and other current assets, deferred revenues and accrued expenses as follows:

•

Accounts receivables decreased by $74 million due to strong collection performance in the first quarter of fiscal year 2008 and the timing of product deliveries in the fourth quarter of fiscal year 2007.

•	Inventories increased by $25 million due to anticipated customer demands for products in all of our businesses during fiscal year 2008.

•	Prepaid expenses and other current assets increased by $10 million primarily due to an increase in miscellaneous receivables.

•	Deferred revenues increased by $23 million primarily due to timing of revenue recognized based on customer acceptance of our Oncology Systems products.

•

Accrued expenses decreased by $12 million primarily due to a decrease in income taxes payable. The decrease in income taxes payable was the result of estimated tax payments made during the first quarter of fiscal year 2008.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments and customer acceptance, accounts receivable collections, inventory management, and the timing of tax and other payments. For additional discussion, please refer to the “Risk Factors” in Item 1A.

•

Investing activities used net cash of $18 million in the first quarter of fiscal year 2008, compared to $28 million used in the first quarter of fiscal year 2007. Cash used for purchases of property, plant and equipment was $17 million for the first quarter of fiscal year 2008, compared to $12 million for the same period in fiscal year 2007. In the first quarter of fiscal year 2007, we invested $5 million in dpiX Holding for the construction of a manufacturing facility in Colorado and used $5 million in net purchases of marketable securities.

•

Financing activities used net cash of $29 million in the first quarter of fiscal year 2008 compared to $59 million in the first quarter of fiscal year 2007. During the first quarter of fiscal year 2008, we used $41 million to repurchase shares of our common stock and $23 million for net repayments under our credit facility, which were partially offset by $24 million received from employee stock option exercises and $11 million in excess tax benefits from share-based compensation. In the first quarter of fiscal year 2007, we used $77 million to repurchase our shares and received $10 million from employee stock option exercises and $8 million in excess tax benefits from share-based compensation.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 4.5% of revenues in fiscal year 2008.

We have a $100 million unsecured revolving credit facility with Bank of America, N.A., or BofA, to support general corporate purposes, including working capital requirements, capital expenditures, permitted acquisitions and other lawful corporate purposes. Borrowings under the credit facility accrue interest either (i) based on the London InterBank Offered Rate, or LIBOR, plus a margin of .45% to .70% based on a leverage ratio involving funded indebtedness and earnings before interest, tax and depreciation and amortization, or EBITDA, or (ii) based upon a base rate of either the federal funds rate plus .5% or BofA’s announced prime rate, whichever is greater, plus a margin of 1.75% to 2.25% based on a leverage ratio involving funded indebtedness and EBITDA, depending upon our instructions to BofA. We may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate are adjustable daily. As of December 28, 2007, $18 million was outstanding under this line of credit with a weighted average interest rate of 5.70%. This credit facility contains customary affirmative and negative covenants for facilities of this type. We have also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA (earnings before interest, tax and depreciation and amortization), (ii) liquidity and (iii) consolidated assets. As of December 28, 2007, we were in compliance with all covenants. For further discussion regarding this credit facility, please refer to Note 6 “Line of Credit” of the Notes to the Condensed Consolidated Financial Statements.

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

Total debt as a percentage of total capital decreased to 7.2% at December 28, 2007 compared to 9.9% at September 28, 2007 largely due to the repayment of the credit facility during the first quarter of fiscal year 2008. The ratio of current assets to current liabilities increased to 1.67 to 1 at December 28, 2007 from 1.48 to 1 at September 28, 2007 primarily due to increased cash and cash equivalents and the reclassification of unrecognized tax benefits from accrued expenses to other long-term liabilities upon the adoption of FIN 48.

Days Sales Outstanding

Trade accounts receivable days sales outstanding, or DSO, were 87 days at December 28, 2007 compared to 93 days at December 29, 2006. Our accounts receivable and DSO are primarily impacted by timing of product shipments, collections performance, payment terms and mix of revenues from different regions.

Stock Repurchase Program

On July 24, 2007, our Board of Directors approved the repurchase of up to 12,000,000 shares of our common stock during the period beginning on July 30, 2007 through December 31, 2008. During the three months ended December 28, 2007, we paid $41 million to repurchase 920,000 shares of VMS common stock. All shares that have been repurchased have been retired. As of December 28, 2007, we could repurchase up to an additional 10,080,000 shares of our common stock.

Contractual Obligations

As a result of the adoption of FIN 48, we reclassified unrecognized tax benefits to long-term income taxes payable, which is included in “Other long-term liabilities.” Long-term income taxes payable includes the liability for uncertain tax positions, including interest and penalties, and may also include other long-term tax liabilities. As of December 28, 2007, our liability for uncertain tax positions was $92.6 million and we do not expect to settle or make payments of these amounts in the next twelve months. We believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.

Except for the item discussed above and the change in the outstanding balance in credit facility, there has been no significant change to the other contractual obligations we reported in our Annual Report on Form 10-K for fiscal year 2007.

Contingencies

Environmental Remediation Liabilities

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

From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. The U.S. Environmental Protection Agency, or EPA, or third parties have named us as a potentially responsible party, or PRP, under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, or CERCLA, at nine sites where we, as Varian Associates, Inc., are alleged to have shipped such wastes for recycling or disposal. As a PRP we may have an obligation to reimburse the EPA or other third parties for cleanup costs at these sites. In addition, we are overseeing environmental cleanup projects and, as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities. Under the terms of the agreement governing the distribution of the shares, or the spin-offs, of Varian, Inc., or VI, and Varian Semiconductor Equipment Associates, Inc., or VSEA, by us in 1999, VI and VSEA are each obligated to indemnify us for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by us).

As described below, we have accrued a total of $14.9 million as of December 28, 2007 to cover our liabilities for these cleanup projects.

•

Various uncertainties make it difficult to estimate the likelihood or cost of project management costs, legal costs and the costs of certain third-party claims at all of the sites and facilities. In addition, for the nine sites and one of the facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities. As of December 28, 2007, we nonetheless estimated that our future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs for these ten locations, as well as project management costs, legal costs and the costs of certain third-party claims for all locations ranged in the aggregate from $3.3 million to $7.5 million. We believe that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore we have accrued $3.3 million for these cleanup projects as of December 28, 2007. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

•

As to all other facilities, we have gained sufficient knowledge to better estimate the scope and costs of future cleanup activities based upon formal agreements with other parties defining our future liabilities or formal cleanup plans that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the facility. As of December 28, 2007, we estimated that our future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs at these facilities, and reimbursements of third-party’s claims for these facilities, ranged in the aggregate from $8.5 million to $36.6 million. The time frames over which these cleanup project costs are estimated vary with each facility, ranging from 2 years to 30 years as of December 28, 2007. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $16.6 million at December 28, 2007. We accordingly accrued $11.6 million, which represents our best estimate of the future costs of $16.6 million discounted at 4%, net of inflation. This accrual is in addition to the $3.3 million described in the preceding paragraph.

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

We receive certain cash payments in the form of settlements and judgments from defendants, our insurers and other third parties from time to time. We have also reached an agreement with an insurance company under which the insurance company has agreed to pay a portion of our past and future environmental-related expenditures, and we, therefore, had included a $2.9 million receivable in “Other assets” at December 28, 2007. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has paid the claims that we have made in the past.

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

Acquisition-Related Commitments/Obligations

When we acquired ACCEL in January 2007, ACCEL was involved in a contract-related lawsuit. Subsequent to the acquisition, we settled this lawsuit and agreed to perform under a new contract for a fixed price. From January to September 2007, we gathered information related to the expected cost of satisfying our contract commitment and completed our assessment as of September 28, 2007. As a result, the final purchase price allocation of ACCEL included a loss accrual related to this contingency of €28.3 million, or approximately $40 million. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Consolidated Statement of Earnings in the periods these variances arise. As of December 28, 2007, the actual costs incurred were consistent with the estimated costs for the contract.

Other Proceedings

We are involved, from time to time, in legal proceedings, claims and government inspections or investigations, arising in the ordinary course of our business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue amounts that we believe are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving us, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, it is possible that a legal or other proceeding brought against us could have an impact of this nature.

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these agreements is unlimited. As of December 28, 2007, we have not incurred any significant costs since the spin-offs to defend lawsuits or settle claims related to these indemnification arrangements.

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

Recent Accounting Pronouncements

In September 2006, FASB, issued SFAS, No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective for us beginning in the first quarter of fiscal year 2009. We are currently assessing the impact that SFAS 157 may have on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), or SFAS 158. SFAS 158 requires us to (a) recognize a plan’s funded status in our statement of financial position, (b) measure a plan’s assets and the obligations that determine our funded status as of the end of our fiscal year and (c) recognize changes in the funded status of a defined benefit plan in the year in which the changes occur through other comprehensive income. We adopted the requirement to recognize the funded status of a defined benefit plan and the disclosure requirements in the fourth quarter of fiscal year 2007. Please refer to Note 10 “Retirement Plans” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007 for a discussion of the effects of adopting the recognition provisions and disclosure requirements of SFAS 158. We are not required to adopt the measurement date provisions until fiscal year 2009. We are assessing the potential impact, if any, that the measurement date provision of SFAS 158 may have on our consolidated financial position, results of operations or cash flows. Based on the evaluation to date, we do not believe the adoption of the measurement date provisions of SFAS 158 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -Including an Amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for us beginning in the first quarter of fiscal year 2009. We are currently assessing the potential impact, if any, SFAS 159 may have on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in our financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for us in the first quarter of fiscal year 2010. We are currently assessing the potential impact, if any, of the adoption of SFAS 141R on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51, or SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent’s, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for us in the first quarter of fiscal year 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

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

We have many transactions denominated in foreign currencies and address certain of those financial exposures through a program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and typically hedge certain of these larger firmly committed foreign currency denominated sales orders when they are not in the subsidiaries’ functional currency. These foreign currency sales orders that fit our risk management policy criteria, excluding the amounts relating to the products made outside of the United States, are hedged with forward contracts. We may use other derivative instruments in the future. We enter into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into forward contracts for speculative or trading purposes. The forward contracts range from one to twelve months in maturity. As of December 28, 2007, we did not have any forward contracts with an original maturity greater than twelve months. As international deliveries may extend beyond twelve months, we may hedge beyond twelve months in the future.

We also hedge the balance sheet exposures from our various foreign subsidiaries and business units. We enter into foreign currency forward contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

The notional value of sold forward contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding as of December 28, 2007 totaled $462.2 million. The notional value of purchased forward contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding as of December 28, 2007 totaled $44.0 million. The notional amounts of forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consists of cash and cash equivalents as of December 28, 2007. We did not have any marketable securities at December 28, 2007. The principal amount of cash and cash equivalents at December 28, 2007 totaled $334 million with a weighted average interest rate of 3.55%. In the event that interest rates were to decrease substantially, we might reinvest a substantial portion of our investment portfolio at lower interest rates.

We have established a $100 million unsecured revolving credit facility with BofA to support general corporate purposes, including working capital requirements, capital expenditures, permitted acquisitions and other lawful corporate purpose. Borrowings under the credit facility accrue interest either (i) based on the LIBOR plus a margin of .45% to .70% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of either the federal funds rate plus .5% or BofA’s announced prime rate, whichever is greater, plus a margin of 1.75% to 2.25% based on a leverage ratio involving funded indebtedness and EBITDA, depending upon our instructions to BofA. We may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate are adjustable daily. We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under this credit facility. As of December 28, 2007, $18 million in aggregate principal amount was outstanding under the credit facility with interest being accrued based on a margin plus LIBOR. If the principal amounts outstanding under this credit facility remained at this level for an entire year and LIBOR increased or decreased, respectively, by 1%, our interest expense would increase or decrease, respectively, an additional $0.2 million.

In addition, we had $49.3 million of long-term debt outstanding at December 28, 2007 carried at a weighted average fixed interest rate of 6.87% with principal payments due in various installments over a six-year period. To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future.

The estimated fair value of our cash and cash equivalents (93% of which was held abroad at December 28, 2007 and could be subject to additional taxation if it were repatriated to the United States) and the estimated fair value of our short-term borrowings under the credit facility approximated the principal amounts reflected above based on the maturities of these financial instruments.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 4.	Controls and Procedures

(a)	Disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings and claims that are discussed in Note 8 of the Notes to the Condensed Consolidated Financial Statements under the caption “Contingencies” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the same caption, and such discussion is incorporated by reference into this item.

Item 1A.	Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended September 28, 2007 should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be materially adversely affected.

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

In January 2007, we completed the acquisition of ACCEL, a privately-held supplier of proton therapy systems for cancer treatment and scientific research instruments. The acquisition will enable us to develop and offer products for delivering image-guided, intensity-modulated proton therapy for certain types of cancers. While we intend to continue to invest in product development relating to proton therapy treatment capabilities, acceptance of this technology may be slower than with our other cancer treatment technologies due to the relatively large scale, higher costs and complex project financing associated with implementing a proton therapy system. Our future success will depend upon the wide-spread awareness, acceptance and adoption by the oncology market of proton therapy systems for treatment of certain cancers. Our efforts to increase awareness and adoption of our proton therapy systems may not be successful. If proton therapy fails to be effective as a treatment methodology, or if proton therapy fail to become widely accepted, our orders and revenues may not materialize.

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

We conduct business globally. Our international revenues accounted for approximately 56% and 49% of revenues during the first quarter of fiscal years 2008 and 2007, respectively. As a result, we must provide significant service and support on a worldwide basis, and we have sales and service offices located in Europe, Asia, South America and Australia. In addition, we have manufacturing and research operations in England, Germany, Switzerland, France, Finland and China. We also invested in the expansion of our China X-ray business through our recent acquisition of Pan-Pacific Enterprises, Inc., or Pan-Pacific. We have invested and will continue to invest substantial financial and management resources to develop an international infrastructure to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will be able to compete successfully in the international markets, generate new business, or meet the service and support needs of our customers there. Accordingly, our future results could be harmed by a variety of factors, including:

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

In addition, we generally retain cash received through international operations in our local subsidiaries. As of December 28, 2007, 93% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation, and we would not receive the full benefit of such repatriation. Additionally, this could cause our overall tax rate to increase. This could cause our business and results of operations to suffer.

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

The FDA and the U.S. Federal Trade Commission, or the FTC, also regulates advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory clearances, that there is scientific data to substantiate the claims and that our advertising is neither false nor misleading. If the FDA or FTC determines that any of our advertising or promotional claims are not permissible, we may be subject to enforcement actions and may be required to revise our promotional claims.

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

Government regulation also may cause considerable delay or even prevent the marketing and full commercialization of future products or services that we may develop, and/or may impose costly requirements on our business. Insurance coverage is not commercially available for violations of law, including the fines, penalties or investigatory costs that may flow to Varian as the consequence of regulatory violations; consequently, Varian does not have insurance that would cover this type of liability.

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

The Medicare and Medicaid anti-kickback laws, and several similar state laws, prohibit payments or other remuneration that is intended to induce hospitals, physicians or others either to refer patients or to purchase, lease or order, or arrange for or recommend the purchase, lease or order of healthcare products or services for which payment may be made under federal healthcare programs, such as Medicare and Medicaid. These laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of our products. In particular, these laws influence, among other things, how we structure our sales offerings, including discounts and rebate practices, customer support, education and training programs, physician consulting, research grants and other service arrangements. These laws are broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances.

Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed. Although we do not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, or through certain other activities, including promoting products for uses not approved by the FDA, which is called off-label promotion. Anti-kickback and false claims laws prescribe civil and criminal penalties, which can be substantial, and potential exclusion from healthcare programs for noncompliance. Moreover, even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could harm our business and results of operations.

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

We maintain limited product liability insurance coverage for our business and currently self-insure professional liability/errors and omission liability. The product liability insurance policies that we maintain are expensive and have high deductible amounts and self-insured retentions. In the future, these policies may not be available on acceptable terms or in sufficient amounts, if at all. In addition, the insurance coverage we have obtained may not be adequate. A successful material claim brought against us relating to a self-insured liability or a liability that is in excess of our insurance coverage, or for which insurance coverage is denied or limited would require us to pay damage amounts that could be substantial and have a material adverse effect on our financial position and results of operation.

THE MARKETS IN WHICH WE COMPETE ARE HIGHLY COMPETITIVE, AND WE MAY LOSE MARKET SHARE TO COMPANIES WITH GREATER RESOURCES OR THE ABILITY TO DEVELOP MORE EFFECTIVE TECHNOLOGIES, OR WE COULD BE FORCED TO REDUCE OUR PRICES

The markets for radiation therapy equipment and software are characterized by rapidly evolving technology, intense competition and pricing pressure. Many of the companies with which our Oncology Systems business competes have greater financial, marketing and other resources than we have. Also, we expect that the rapid technological changes occurring in our markets will lead to the entry of new competitors into our markets, as well as our encountering new competitors as we apply our technologies in new market segments such as stereotactic radiosurgery. Our ability to compete successfully depends, in part, on our ability to provide technologically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, together in a complete package of products and services, and to do so ahead of our competitors. Our ability to compete in the radiation therapy market may be adversely affected when purchase decisions are based solely upon price, because our products are generally sold on a total value to the customer basis. This may occur if hospitals and clinics give purchasing decision authority to group purchasing organizations that focus solely on pricing as the primary determinant in making purchase decisions. In addition, the presence of additional competitors may delay customer purchasing decisions as customers evaluate the products of these competitors along with ours. These delays can extend our sales cycle and therefore adversely affect our net orders and operating results. In our sales of linear accelerator products for radiotherapy and radiosurgery, we compete primarily with Siemens Medical Solutions, Elekta AB, Tomotherapy Incorporated and Accuray Incorporated. With our information and image management, simulation, treatment planning and radiosurgery products, we also compete with a variety of companies, such as Elekta AB, Philips Medical Systems, Computerized Medical Systems, Inc., North American Scientific, Inc., Nucletron B.V. and Siemens Medical Solutions. We also have begun to encounter some competition from providers of hospital information systems. With respect to our BrachyTherapy business, our primary competitor is Nucletron B.V. For the service and maintenance business for our products, we compete with independent service organizations and our customers’ internal service organizations.

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

Our success will depend, in part, on our ability to expand our product offerings and grow our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, as a strategy to achieve quicker time to market for new products or technology, or to enter new markets, we may determine to grow our business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, in fiscal year 2007 we acquired ACCEL, a privately-held German supplier of scientific research instruments and proton therapy systems for cancer treatment, and BIR, a privately-held supplier of X-ray imaging products for security and inspection, and in fiscal year 2008 we acquired Pan-Pacific, an independent distributor of medical X-ray tubes and other imaging components in China. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, the completion of an acquisition could divert our management and key personnel from our business operations, which could harm our business and affect our financial results. Furthermore, even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products or technologies or employees into our operations, or may not be able to realize some of the synergies expected from an acquisition. The process of integration could be expensive, time-consuming and may strain our resources. For example, we may encounter challenges in the commercialization of new products and may have to invest more than originally anticipated in order to do so, as we are experiencing with ACCEL’s proton therapy systems. These additional expenditures could be significant and could cause our results of operations to suffer. In many instances, integrating a new business will also involve implementing or improving internal controls appropriate for a public company at a business that lacks them. In addition, we may be unable to retain the employees of acquired companies, or the acquired company’s customers, suppliers, distributors or other partners for a variety of reasons, including the fact that these entities may be our competitors or may have close relationships with our competitors. Further, we may find that we need to restructure acquired businesses, and we cannot be certain that the restructuring activities will produce the full efficiencies and benefits we expect. Consequently, we may not achieve anticipated growth or other benefits from an acquisition, which could harm our existing business. In addition, acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges such as in-process research and development, any of which could harm our business and affect our financial results.

We account for our acquisitions under the purchase method of accounting. Under this method, we allocate the total purchase price to the acquired businesses’ tangible assets and liabilities, identifiable intangible assets and in-process research and development costs based on their fair values as of the date of the acquisition, and record the excess of the purchase price over those fair values as goodwill. If we fail to achieve the anticipated growth from an acquisition, we may be required to write down the value of our intangible assets and goodwill, which may harm of our financial results.

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

•

accounting adjustments, such as those relating to accounting reserves for product recalls, reserves for excess and obsolete inventories, share-based compensation expense as required under SFAS 123(R), fluctuation in our effective tax rates, and adoption of new accounting pronouncements.

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

We plan to upgrade and modify the enterprise resource planning, or ERP, system used for our worldwide operations, as well as other key software applications used in our global operations. Our ERP system is integral to our ability to accurately and efficiently maintain our books and records, record transactions, manage our personnel records, provide critical information to our management and prepare our financial statements. The planned upgrade involves some process re-engineering, and may eventually become more costly, difficult and time-consuming to purchase and implement than we currently anticipate. In addition, we may encounter unexpected difficulties, costs or other challenges with this upgrade and any modifications, any of which may disrupt our business or result in significant deficiencies or material weakness in our internal control over financial reporting. Corrections and improvements may be required as we upgrade and modify our systems, procedures and controls, and could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources. If we fail to manage these changes effectively, it could adversely affect our ability to manage our business and, as a further consequence, affect our operating results.

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

CHANGES IN INTERPRETATION OR APPLICATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES MAY ADVERSELY AFFECT OUR OPERATING RESULTS

We prepare our financial statements to conform with GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the Securities and Exchange Commission and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Additionally, as we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period. For example, as a result of our adoption of FIN 48, our effective tax rate and other related financial metrics may fluctuate more than they have in prior periods.

As our operations evolve over time, we may introduce new products or new technologies that require us to apply different accounting principles, including those regarding revenue recognition, than we had applied in past periods. For example, if we develop products that contain more software components, we may be required to recognize revenue for the software components together with the hardware components in accordance with software revenue recognition rules, which could delay recognition of some revenue. Additionally, while we recognize revenue for many of our Oncology Systems products in accordance with Staff Accounting Bulletin No. 104 Revenue Recognition and SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Agreements, we recognize revenues using the percentage-of-completion method for certain contracts for products and services in the ACCEL Proton Therapy and Research Instruments businesses and certain products and services in the SIP business, in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Product Type Contracts, which will affect the timing of revenue recognition. Under the percentage-of-completion method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. If a loss is expected on a contract, the estimated loss would be charged to cost of sales in the period the loss is identified. Because the percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning dollar amounts to relevant accounting periods, and because the estimates must be periodically reviewed and appropriately adjusted, if our estimates are not accurate or circumstances change over time, we would be required to adjust revenues or even record a contract loss, and our financial results could suffer. While we currently apply the percentage-of-completion method of accounting to certain contracts for products and services in the Proton Therapy and Research Instruments businesses and certain products and services in the SIP business, we could be required to apply them to other businesses in the future. The application of different types of accounting principles and related potential adjustments may make it more difficult to compare our financial results from quarter to quarter, and the trading price of our common stock could suffer or become more volatile as a result.

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

In addition, we may be required to incur significant additional costs to comply with future changes in existing environmental laws and regulations or new laws and regulations. For example, several countries, including many in the EU, , are requiring medical equipment manufacturers to bear some or all of the cost of product disposal at the end of the products’ useful life, thus creating increased costs for our operations. The EU has also adopted a directive that may require the adoption of restrictions on the use of some hazardous substances in certain of our products sold in the EU. This directive could create increased costs for our operations. All of these costs, and any future violations or liability under environmental laws or regulations, could have a material adverse effect on our business.

AS A STRATEGY TO UTILIZE OUR AVAILABLE CASH TO BETTER ASSIST OUR SALES EFFORTS, WE OFFER EXTENDED PAYMENT TERMS, WHICH MAY POTENTIALLY RESULT IN HIGHER DSO AND GREATER PAYMENT DEFAULTS

We offer longer or extended payment terms for qualified customers in some circumstances. During the first quarter of fiscal year 2008, customer contracts with longer or extended payment terms amounted to approximately 5% of total Oncology Systems revenues. While we qualify customers to whom we offer longer or extended payment terms, we cannot assure you that the financial positions of these customers will not change adversely over the longer time period given for payment. In such an event, we may experience an increase in payment defaults in our accounts receivable, which will affect our net earnings. Also, longer or extended payment terms have and may in the future result in an increase in our days sales outstanding.

OUR OPERATIONS ARE VULNERABLE TO INTERRUPTION OR LOSS DUE TO NATURAL DISASTERS, POWER LOSS, STRIKES AND OTHER EVENTS BEYOND OUR CONTROL, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS

We conduct a significant portion of our activities, including manufacturing, administration and data processing at facilities located in the State of California and other seismically active areas that have experienced major earthquakes in the past, as well as other natural disasters. We carry limited earthquake insurance. This coverage may not be adequate or continue to be available at commercially reasonable rates and terms. A major earthquake or other disaster affecting our facilities, or those of our suppliers, could significantly disrupt our operations, and delay or prevent product manufacture and shipment during the time required to repair, rebuild or replace our or our suppliers’ manufacturing facilities; these delays could be lengthy and result in large expenses. If any of our customers’ facilities are adversely affected by a natural disaster, shipments of our products could be delayed even further. In addition, our facilities, particularly those located in the western states of the United States, may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. Further, our products are typically shipped from a limited number of ports, and any natural disaster, strike or other event blocking shipment from these ports could delay or prevent shipments and harm our business.

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

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to the shares of common stock repurchased by us during the first quarter of fiscal year 2008.

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 29, 2007 - October 26, 2007	582,100		$42.10		582,100	10,417,900
October 27, 2007 - November 23, 2007	206,400	(2)	$49.05	(2)	200,000	10,217,900
November 24, 2006 - December 28, 2007	137,900		$49.85		137,900	10,080,000

Total	926,400		$44.80		920,000

(1)	On July 24, 2007, our Board of Directors approved the repurchase of 12,000,000 shares of our common stock over a period beginning on July 30, 2007 through December 31, 2008. We expect repurchases will be made in accordance with Rule 10b-18 and include a plan designed to satisfy the Rule 10b5-1 safe harbor. Shares will be retired upon repurchase.

(2)	Includes 6,400 shares of VMS common stock that were tendered to VMS for employees’ taxes withheld for vested restricted common stock under the Amended and Restated 2005 Omnibus Stock Plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC. (Registrant)

Dated:	February 5, 2008	By:	/s/ ELISHA W. FINNEY
Elisha W. Finney Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.