Form 10-K/A
period 2007-09-28
VARIAN MEDICAL SYSTEMS INC
filed 2008-03-07
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

(Do not check if a smaller reporting company)

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

EXPLANATORY NOTE

Varian Medical Systems, Inc. (the “Company”) is amending Item 11 of its annual report on Form 10-K for the fiscal year ended September 28, 2007 for the purpose of correcting (1) information in the Non-Equity Incentive Plan Compensation column (and therefore the Total Compensation column) of the Summary Compensation Table, (2) certain percentages included in the “Determining Executive Compensation” and “Performance-Based Compensation” sections of the Compensation Discussion and Analysis that were derived from this information and (3) the amount contained in the “Fees Earned or Paid in Cash” column of the Director Compensation Table for David W. Martin, Jr., M.D. to include his annual retainer, which was earned in cash but paid in stock options and therefore unintentionally omitted from the column. In addition, the Company has corrected certain immaterial errors. The complete text of Item 11 as so amended is set forth in full below.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy

We design our executive compensation programs to create incentives to reward, retain and, in the case of new hires, attract our executives in order to support our business strategy, achieve our short and long-term goals, and provide continued success for our customers, stockholders, employees and communities. We strive to pay competitively and reasonably based on individual and Company performance.

We believe that compensation programs should:

•	Reward for good performance;

•	Base a substantial portion of the executive’s compensation on our financial performance measured against pre-determined objectives;

•	Be linked with business goals and strategies of the Company;

•	Be closely aligned with the interests of the stockholders; and

•	Be competitive within our industry and community so that the Company can attract and retain high quality executives.

We target total direct compensation (consisting of base salary, annual incentives and long-term incentives) for executives between the median and 75th percentile of our competitive peer group to reflect past performance, the Company’s growth targets and the high-cost-of-living geographic location of our headquarters. Our named executive officers are the Chief Executive Officer—the CEO, the Chief Financial Officer—the CFO—and the three other most highly compensated executive officers during our fiscal year, as listed in the Summary Compensation Table.

The reward for performance approach has led to structuring our executives’ cash compensation so that a significant portion is at risk under the annual cash incentive plan, the Management Incentive Plan—MIP, payable based on business unit and overall Company performance (i.e., for our named executive officers, this ranges from 50% to 100% of base salary at target achievement). We also believe that the proportion of at-risk compensation should rise as an employee’s level of responsibility and influence on outcomes increases. Moreover, we believe that a significant portion of total direct compensation should be related to our common stock in order to align our executives’ interests closely with those of stockholders and to provide incentives to work for long-term profitable growth that will ultimately enhance stockholder returns. Accordingly, we expect each executive to own a substantial amount of our common stock.

Role of the Compensation and Management Development Committee

The role of the Compensation and Management Development Committee—the Compensation Committee–is to discharge the Board’s responsibilities relating to compensating our executive officers, non-executive officers and other executive employees as described below; to evaluating our compensation plans, policies and programs; and to providing advice to the Board on management matters that have major implications to the Company’s development, including leading the Board’s evaluation of CEO performance and approving succession plans for select executives.

The Compensation Committee determines all compensation for our executive group, which for fiscal year 2007 was comprised of our executive officers, non-executive officers and other executives who directly report to the CEO or whose base salary is $300,000 or higher. In fiscal year 2007, this was a group of 14 executives. The Compensation Committee’s responsibilities include reviewing and establishing base salaries and incentive opportunities, equity compensation, executive perquisites and any other form of compensation.

The Compensation Committee has, over the last two years, among other things, taken the following actions:

1)	Incorporated tally sheets of total compensation and costs of termination as part of the annual compensation review of the executive group;

2)	Revised change in control agreements to reduce payments and eliminate tax gross-ups in certain situations for 12 officers and senior executives;

3)	Annually reviewed and actively discussed succession plans within the Company, in part resulting in the hiring of an external candidate, Dow R. Wilson, as our Executive Vice President and President, Oncology Systems, to replace Timothy E. Guertin as President, Oncology Systems when Mr. Guertin assumed the role of CEO;

4)	Created and executed a more formal performance evaluation process for the CEO;

5)	Eliminated income tax gross-ups for imputed income on executive perquisites effective January 1, 2006, except for leased vehicles for which such tax gross-ups are being eliminated as each car lease expires;

6)	Eliminated non-business use of the fractionally-owned corporate aircraft effective January 1, 2006;

7)	Revised and approved new financial metrics and targets used in our stockholder-approved MIP, which now include revenue and net order growth measures, in addition to the historical measure of earnings before interest and taxes—EBIT;

8)	Increased guidelines for direct equity holding requirements for executives and non-employee directors; and

9)	Retained an external, independent legal advisor to the Compensation Committee, in addition to hiring an external, independent compensation consultant to the Compensation Committee, to advise and provide independent legal counsel on executive compensation matters.

Elements of Executive Compensation Program

The compensation of our executives is comprised of three principal elements: (1) base salary, (2) annual incentives (i.e., the MIP) and (3) long-term incentives, including equity awards. We also provide other compensation, including a limited number of perquisites. The Compensation Committee, as part of its evaluation of the overall compensation of each named executive, reviews these individual elements and total compensation in the form of tally sheets and compares each against competitive compensation data. Cash compensation (i.e., base salary and annual incentives) is generally considered separately from equity awards; that is, amounts paid or awarded under cash compensation generally do not influence decisions made on equity compensation.

Base Salaries: Base salary is the non-variable component of our executive compensation that compensates each executive for his or her individual role and responsibilities within the Company. In determining base salary for our executives, the Compensation Committee considered the following qualitative and quantitative factors:

•	Job level and responsibilities;

•	Relevant experience;

•	Individual performance;

•	Relative competitive position;

•	Our annual merit increase budget;

•	Our objective of targeting total direct compensation for our executives between the median and 75th percentile; and

•	The ability to attract and retain experienced executives in a high cost-of-living area.

Base salaries are intended to contribute less to total direct compensation than our executives’ performance-based compensation (i.e., incentive and equity pay), provided that performance goals are met or exceeded. Annual base salary increases, for all but the CEO, are recommended to the Compensation Committee by the CEO and are reviewed, discussed, revised as appropriate, and approved by the Compensation Committee. For fiscal year 2007, the increases to base salary for our named executive officers were comprised of merit increases, pay adjustments for changed responsibilities and pay adjustments to align compensation closer to competitive target levels. Please refer to the discussion under “—Determining Executive Compensation—Base Salary” below for more information. The CEO’s recommendations and the analysis provided by the Compensation Committee’s external, independent compensation consultant are typically reviewed prior to and discussed at the Compensation Committee’s regularly scheduled quarterly meeting in August. Final decisions are approved by the Compensation Committee at its regularly scheduled quarterly meeting in November. The effective date of base salary increases is on or about January 1st of each year.

Annual Incentives: The MIP provides potential annual cash incentives intended to link executive compensation directly to achieving corporate and/or specific business unit financial goals. The Compensation Committee, in working with management, establishes annual performance goals for the MIP in the first quarter of each fiscal year.

Under the MIP, the Compensation Committee (1) establishes the performance goals that must be achieved for a participant to receive any payout, (2) creates a formula or table for calculating a participant’s payout depending upon how actual performance compares to the pre-established performance goals, and (3) certifies in writing that performance goals have been satisfied prior to any payment. For fiscal year 2007, the Compensation Committee reviewed and modified the criteria for MIP payout (please refer to the related discussion under “—Determining Executive Compensation—Annual Cash Incentives”). Because the Company monitors net orders, revenues, and EBIT and because our investors consider those to be metrics that reflect current and future success of the Company, the Committee decided to add revenue growth and net orders growth to EBIT growth as criteria for fiscal year 2007 MIP target payouts.

Long-term Incentives, including Equity Awards: The Compensation Committee also provides equity awards to our executives under our stockholder-approved Second Amended Stock Plan. Historically, the Compensation Committee has provided long-term incentives to executives primarily in the form of stock options. Because stock options only have value if the underlying share price increases, the Compensation Committee believes that stock options align executives’ interests to our stockholders’ interests to a greater extent than full-value shares such as restricted stock. In limited circumstances, the Compensation Committee may grant full value shares to executives, typically in the form of restricted stock, as part of a compensation package for a new hire or if needed to provide additional retention value if a substantial portion of the existing outstanding option value is “underwater.”

Other Compensation and Perquisites: Our use of perquisites as part of our executive compensation is limited and is based on historical practices and policies of the Company, as well as competitive data from similar sized employers. We believe that these perquisites generally allow our executives to work more efficiently and in the case of the tax and financial counseling services, help them optimize the value received from all of the compensation and benefits programs we offer. The costs of these perquisites constitute only a small percentage of the executive’s overall compensation (amounting to approximately three percent for the named executive officers as a group) and they are included in the tally sheet that is reviewed by the Compensation Committee annually. Included in the perquisites are the following: use of a car leased by the Company; reimbursement of expenses for financial and tax planning, tax return preparation and financial counseling services up to a preset limit ($6,500 per year, except for the CEO who has no limit); reimbursement for annual medical examinations up to $1,500 per year; use of our fractionally-owned corporate aircraft for business purposes, including spousal travel for business purposes or reimbursement of such spousal travel on commercial airplanes (Note: Use of corporate aircraft by an executive for non-business purposes is not allowed); and participation in our nonqualified Deferred Compensation Plan—DCP. Please refer to the narrative discussion following the Nonqualified Deferred Compensation Table in this Proxy Statement for more information about the DCP. The DCP is intended to promote retention by providing a long-term savings opportunity on a tax-efficient basis.

The Compensation Committee reviews all elements of executive compensation annually and as a result of competitive analyses and industry trends has reduced the level and cost of perquisites in the last two years.

We also permit executives to participate in compensation and benefit programs generally available to all other U.S. employees, such as:

•	Employee Incentive Plan—EIP;

•	Employee Stock Purchase Plan;

•	401(k) Retirement Program; and

•	Supplemental life and disability insurance programs.

Our employees, including our named executive officers, are employed at will, without an employment agreement (except as required by foreign laws) other than Change-in-Control Agreements as described below.

Determining Executive Compensation

Starting from the core principle of our compensation philosophy to reward for performance, the Compensation Committee assessed the overall performance of the Company against pre-defined financial metrics, stock price performance, achievement of non-financial internal goals and peer and market performance. The Compensation Committee also reviews our management’s business plans and financial budgets and projections for the following year, including difficulty of and risks to achievement and past success in achievement. Consistent with our executive compensation philosophy to base a substantial portion of compensation on financial performance and business goals and to align executives’ interests with those of stockholders, the Compensation Committee then reviews the factors considered in the performance-based compensation and strives to ensure that the incentive and equity compensation elements of the overall compensation are given appropriate weighting. In reviewing each component of executive compensation against the median and 75th percentile of our competitive peer group and principal survey sources, the Compensation Committee ensures that each pay component is reasonable and fair and that it falls within the parameters set by our executive compensation philosophy. Deviations in any recommended pay component for an executive are discussed by the Compensation Committee.

Before making decisions on compensation for each of the executives, the Compensation Committee reviews with the CEO each individual’s performance and accomplishments over the prior year. Except for his own position, Mr. Guertin makes recommendations to the Compensation Committee about base salary increases, any changes to the incentive plan target awards and the amount of equity awards for each executive. In addition to considering external market data and the performance of each executive, the Compensation Committee also takes into account equity for roughly similar positions, if available, within the Company. Additionally, the Compensation Committee considers the retention value of any existing unvested equity awards that each executive has prior to determining annual equity grants. The Compensation Committee meets in executive session with its independent advisors to develop and establish CEO pay. For fiscal year 2007, the Compensation Committee noted that Mr. Guertin’s total cash compensation (measured using data from the Summary Compensation Table) was 1.37 times and 1.92 times that of the next highest compensated employee (i.e., Mr. Wilson) and of the average compensation of the CFO and the other named executive officers, excluding Mr. Guertin, respectively. The noted differential in multiples of pay between the next highest compensated employee and the average of the CFO and the other named executive officers, excluding Mr. Guertin, is largely due to Mr. Wilson’s total cash compensation level, which is primarily associated with the large scope and responsibilities of his job as the president of our largest business unit representing over 80% of our revenues, and a $319,992 cash payment made to Mr. Wilson in fiscal year 2007 as part of a $1.6 million total cash payment pursuant to his offer letter dated September 17, 2004 (reported in the “Bonus” column of the Summary Compensation Table). For fiscal year 2007, excluding the $319,992 cash payment made to Mr. Wilson, Mr. Guertin’s total cash compensation was 1.87 times and 2.12 times that of the compensation of Mr. Wilson and of the average compensation of the CFO and the other named executive officers, excluding Mr. Guertin, respectively.

In fiscal year 2007, the Compensation Committee enhanced the process for reviewing and evaluating CEO performance. Under the revised process, the Compensation Committee chair and the Board chairman gather evaluations from other non-employee Directors and a number of the CEO’s direct reports, a self assessment by the CEO, and input from several customers and investors. This information was reviewed by the full Board in executive session to provide the basis for determining CEO compensation for fiscal year 2008 as well as for providing constructive feedback to the CEO.

To independently assist and advise the Compensation Committee in reviewing executive compensation, including determining and gathering competitive information from peer companies, analyzing and making recommendations on competitive market trends and assisting in the design of executive compensation and equity plans, the Compensation Committee has, for a number of years, retained Frederic W. Cook, & Co., Inc.—FWC. Additionally, beginning in February, 2006, the Compensation Committee retained the services of Wilson Sonsini Goodrich & Rosati to provide independent legal guidance on executive compensation matters. The Compensation Committee has sole authority to retain and terminate any compensation consultant or other advisor to the Compensation Committee which it uses to assist in evaluating CEO and other executive compensation. The only engagements of FWC by the Company are with the Compensation Committee.

FWC annually reviews and analyzes our executive compensation programs, compensation strategy and effectiveness of pay delivery. FWC provides market information on compensation trends and practices and makes recommendations to the Compensation Committee based on competitive data related to our compensation policies and programs. FWC advises the Compensation Committee chair on agenda items for Compensation Committee meetings, reviews management proposals, and is available to perform special projects at the Compensation Committee chair’s request, including in fiscal year 2007 a review of non-employee director compensation. FWC provides analyses and recommendations that inform the Compensation Committee’s decisions, but FWC does not decide or approve any compensation actions. As needed, the Compensation Committee also consults with FWC on program design changes, which in fiscal year 2007 included adding additional performance metrics to our MIP. For fiscal year 2007, FWC was asked to analyze for a group of 14 executives, including the named executive officers, market data (including cash and equity compensation) from peer company proxy statements (please refer to “Competitive Benchmarks” below) and other public filings, as well as three survey sources consisting of the Radford Associates Executive Pay Survey, the Watson Wyatt Top Management Survey and the Towers Perrin Executive Compensation Database. The Compensation Committee reviewed data from the Radford Associates Executive Pay Survey covering cash compensation levels (base salary, target bonuses, and total cash compensation) at technology companies with revenues greater than $1 billion. The Compensation Committee also reviewed data from the Watson Wyatt Top Management Survey and the Towers Perrin Executive Compensation Database covering cash compensation at general industry companies. Both the Watson Wyatt and Towers Perrin surveys provided size-adjusted competitive compensation data based on the Company’s estimated fiscal year 2007 revenues of $1.8 billion. Based on this review, FWC made recommendations to the Compensation Committee regarding ranges for base salary increases, changes to individual incentive plan target awards and annual equity grant allocations for fiscal year 2007.

Competitive Benchmarks: Annually, FWC evaluates and makes recommendations regarding the peer companies that we use for competitive comparisons. In fiscal year 2007, our peer group consisted of 17 companies selected from our SEC industry classification, which is comprised of other publicly traded medical, health care and scientific equipment manufacturing companies. We selected our peer group from major labor and/or capital-market competitors with revenues and market-capitalization values that are no more than four times and no less than one-quarter1 of ours (using data as of June 30, 2006) and have roughly similar growth and performance potential based on the following one-year and three-year periods: diluted earnings per share, EBITDA, revenue and total shareholder return.

The 2007 peer group consisted of the following companies:

Beckman Coulter, Inc.	Dade Behring Holdings, Inc.	St. Jude Medical, Inc.
Becton Scientific	Edwards Life Sciences LLC	Steris Corporation
Biomet, Inc.	Fisher Scientific Inc.	Stryker Corporation
BioRad Laboratories, Inc.	Invacare Corporation	Thermo Electron Corporation
Boston Scientific Corporation	ResMed Inc.	Zimmer, Inc.
C.R. Bard, Inc.	Respironics, Inc.

Three new companies (Boston Scientific, Dade Behring and ResMed) were added to appropriately increase the size of our peer group in fiscal year 2007 to be in the range of 15 to 20 companies. We did not remove any companies from the peer group used in our fiscal year 2006 analyses.

Base Salary: The Compensation Committee reviews base salaries of the executive group against the competitive median and 75th percentile of our peer group and also reviews base salaries in the context of target and actual total cash compensation. Base salary increases were intended to compensate each executive for his or her individual role and responsibilities within the Company and to reward each executive’s performance against his or her goals, and, for the named executive officers, ranged from approximately 6% to 16% in fiscal year 2007.

•

Mr. Guertin’s salary increase reflected his strong first year performance in the role of CEO, including his strategic investment decisions and recommendations relating to our future growth, and placed him slightly below the median competitive comparison for base salary and slightly above the median competitive comparison for total target cash compensation (i.e., base salary and target annual cash incentives).

•

For Ms. Finney, the salary increase was in recognition of her responsibilities which go beyond the normal CFO responsibilities of managing accounting, finance, and investor relations to include overseeing corporate-wide information systems and regulatory affairs and to better align her salary to the competitive peer group. The resulting total target cash compensation placed Ms. Finney in-between the median and the 75th percentile of the peer group data for her position.

•

Mr. Wilson’s salary increase reflected his demonstrated leadership in his first full year as Executive Vice President and President, Oncology Systems, the business unit responsible for over 80% of our revenues. Although the resulting salary placed Mr. Wilson above the 75th percentile of the competitive data, the Compensation Committee considered it appropriate given Mr. Wilson’s substantial experience prior to joining the Company, the significance of his current leadership role and his importance to the future of the Company.

•

Mr. Kluge’s salary increase reflected his business unit’s consistent high performance under his leadership. The resulting total target cash compensation placed him in-between the median and the 75th percentile of the competitive data.

•

For Mr. Kuo, his increase was in recognition of his demonstrated leadership of the legal team since becoming General Counsel in mid 2005 and was intended to position his salary more competitively with peer data. The result placed his total target cash compensation just slightly above the median of the competitive data.

The Compensation Committee approved the following 2007 base salary increases:

Name	2007 Base Salary (effective January 1, 2007)	% Increase
Timothy E. Guertin	$800,000	14.3%
Elisha W. Finney	$475,000	15.9%
Dow R. Wilson	$560,000	6.1%
Robert H. Kluge	$377,000	5.9%
John W. Kuo	$330,000	10.0%

[1]

The exception to this is Invacare, which has comparable revenues for the rolling four quarters but market capitalization of approximately only one-eighth of the Company’s as of June 30, 2006. We noted that Invacare was subsequently taken off our peer group for our fiscal year 2008 analysis due to its market capitalization value being outside our range.

Performance-Based Compensation

During fiscal year 2007, an aggregate of 11% of the named executive officers’ total compensation was provided in the form of annual cash incentive payments and an aggregate of 67% in the form of equity compensation (the sum of the “Stock Awards” and “Option Awards” columns of the Summary Compensation Table, using valuation methodologies under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”—SFAS 123(R)). These methods do not necessarily reflect the ultimate value of the option grants to the executives and can be misleading; therefore, we have provided below the value of the unvested stock options (i.e., the “walk-away” value) as of the end of fiscal year 2006 using our closing stock price on September 29, 2006 of $53.39. The Compensation Committee considered this walk-away value when determining the equity grants to the executives in fiscal year 2007. For informational purposes, we have also included the walk-away value as of the end of fiscal year 2007 using our closing stock price on September 28, 2007 of $41.89, which were used to determine the equity grants to the executives in fiscal year 2008. In fiscal year 2007, an aggregate of 78% of the named executive officers’ total compensation was delivered through performance-based compensation, which aligns with our compensation philosophy.

Name	Option Awards (per Summary Compensation Table)		Value of Unvested In-the-Money Stock Options as of fiscal year 2006 (d)	Value of Unvested In-the-Money Stock Options as of fiscal year 2007 (e)
Timothy E. Guertin	$5,306,978	(a)	$1,965,038	$19,872
Elisha W. Finney	$1,455,480	(a)	$943,496	$10,220
Dow R. Wilson	$1,521,521	(b)	$723,675	$7,341
Robert H. Kluge	$1,595,003	(a)	$820,625	$9,084
John W. Kuo	$748,392	(c)	$679,260	$53,874

(a)	Amount represents SFAS 123(R) expense (without forfeiture assumptions) during fiscal year 2007 associated with the portions of those options granted on November 11, 2003; November 18, 2004; November 17, 2005 and November 21, 2006 that vested in fiscal year 2007.

(b)	For Mr. Wilson, amount represents SFAS 123(R) expense (without forfeiture assumptions) during fiscal year 2007 associated with the portions of those options granted on January 10, 2005; November 17, 2005 and November 21, 2006 that vested in fiscal year 2007.

(c)	For Mr. Kuo, amount represents SFAS 123(R) expense (without forfeiture assumptions) during fiscal year 2007 associated with the portions of those options granted on November 11, 2003; November 18, 2004; July 3, 2005, November 17, 2005 and November 21, 2006 that vested in fiscal year 2007.

(d)	Calculated using our closing stock price on September 29, 2006 ($53.39).

(e)	Calculated using our closing stock price on September 28, 2007 ($41.89).

Annual Cash Incentives: Annual incentive cash payments are made under the MIP. As previously stated, annual cash incentives are intended to link executive rewards to Company performance upon achieving pre-determined annual financial targets. The Compensation Committee and our management work together to develop measures and targets based on goals for the year and the Compensation Committee approves the final specific performance measures and targets.

In connection with approving performance incentive targets as well as minimum and maximum thresholds, the Compensation Committee reviews and discusses with both management and the full Board our business plan and its key underlying assumptions, expectations under then existing and anticipated market conditions, and the opportunity to generate stockholder value. The Compensation Committee then establishes the performance targets and thresholds for the year. Generally, the Compensation Committee attempts to set the targets and thresholds such that the relative difficulty of achieving each is consistent from year to year.

In fiscal year 2007, the Compensation Committee, in discussions with management, made the decision to modify the performance goals under the MIP to factor in “top-line” growth (i.e., growth in our financial measures before any costs and expenses are considered). The Compensation Committee therefore supplemented the historical performance measure of EBIT growth, which focuses on “bottom-line” growth (i.e., growth in profitability and earnings that also factors in success in managing costs and expenses) before interest and taxes with two new measures: revenue growth and net orders growth. The Compensation Committee set fiscal year 2007 targets under the MIP based on these three performance measures (with their associated weightings): growth in EBIT (60%), growth in revenue (25%) and growth in net orders (15%). The weightings were designed such that the majority weight (i.e., 60%) continued to focus on profit and earnings while the remaining emphasis is on obtaining orders for and completing the sale of our products. Because of the relative weighting of the “top-line” measures to the “bottom-line” measure and because EBIT growth can be partially dependent upon revenues growth, the selection and design of the performance measures and weightings required strong results in both categories in order to attain an above-target payout.

For each of these three performance measures, specific targets or “factors” were set at the total-Company level and for our two largest business units, Oncology Systems and X-Ray Products. The fiscal year 2007 performance goals under the MIP relative to each factor were set using the following assumptions:

•

On-target performance (i.e., 100% achievement) required 13.7% EBIT growth, 13.2% revenue growth and 11.1% net orders growth from fiscal year 2006 actual results at the total-Company level, which were in line with fiscal year 2007 financial guidance we provided in our October 25, 2006 earnings press release;

•

Threshold (or minimum) performance at the total-Company level required the following achievement over fiscal year 2006 actual results: 7.0% EBIT growth, 9.6% revenue growth and 7.0% net orders growth. Any achievement at or below threshold performance results in zero payout; and

•	Maximum performance (i.e., 200% achievement) required at least 20.3% EBIT growth, 16.9% revenue growth and 16.6% net orders growth from fiscal year 2006 actual results at the total-Company level.

Each of our executives is assigned a performance-based target incentive at the beginning of the fiscal year, expressed as a percentage of his or her base salary. The target incentives are established after evaluating job responsibilities, pay equity among the executive group and competitive market data. Incentive target payouts were set to be between median and 75th percentile of the competitive market based on peer group proxy statements of 17 companies and our three principal compensation survey sources. The Compensation Committee increased Mr. Kuo’s target incentive percentage from 50% to 60% in fiscal year 2007, consistent with our executive compensation philosophy to base a substantial portion of compensation on our financial performance and to align his overall compensation with competitive data of our 2007 peer group.

In fiscal year 2007, the target participation levels and actual payouts for our named executive officers were as follows:

Name	Target Participation Level (% of Base Salary)	Minimum Payout ($)	Maximum Payout – 2X target ($)	Target Payment (if 100% target performance achieved) ($)	Fiscal Year 2007 Payment (based on actual performance) ($)
Timothy E. Guertin	100%	$0	$1,600,000	$800,000	$703,106
Elisha W. Finney	80%	$0	$760,000	$380,000	$333,981
Dow R. Wilson	80%	$0	$896,000	$448,000	$196,879
Robert H. Kluge	60%	$0	$452,400	$226,200	$283,450
John W. Kuo	60%	$0	$396,000	$198,000	$174,037

The payout formulae under the MIP were as follows:

•

For Mr. Guertin (who has management oversight of the entire Company), Ms. Finney and Mr. Kuo (each of whom has management oversight of the entire Company for his or her functional areas): Annualized base salary as of fiscal year-end times target participation level times (weight of each total-Company performance factor times achievement against that performance factor).

•

For Mr. Wilson and Mr. Kluge (each of whom oversees a business unit), half of their fiscal year 2007 performance goals were made up of the three total-Company performance factors (i.e., EBIT, revenue and net orders growth) and the other half was based on the same three performance factors but for their own respective business unit: Annualized base salary as of fiscal year-end times target participation level times [(weight of each total-Company performance factor times achievement against that total-Company performance factor) plus (weight of each business unit performance factor times achievement against that business unit performance factor)].

For the past five fiscal years, we have achieved the following performance against the MIP target performance measures:

Achievement against Target Levels (expressed in %):	FY 2003	FY 2004	FY 2005	FY 2006	FY 2007
Total Company	194%	200%	105%	84%	88%
EBIT Growth (Target):	23.60%	20.00%	18.00%	16.30%	13.70%
EBIT Growth (Achieved):	36.80%	32.10%	18.90%	14.70%	12.20%
Revenue Growth (Target)*:					13.20%
Revenue Growth (Achieved)*:					11.20%
Net Orders Growth (Target)*:					11.10%
Net Orders Growth (Achieved)*:					14.00%
Oncology Systems	182%	200%	93%	60%	0%
EBIT Growth (Target):	18.00%	17.90%	17.50%	17.00%	13.60%
EBIT Growth (Achieved):	25.60%	27.90%	16.80%	13.60%	7.10%
Revenue Growth (Target)*:					12.60%
Revenue Growth (Achieved)*:					7.80%
Net Orders Growth (Target)*:					10.90%
Net Orders Growth (Achieved)*:					6.60%
X-Ray Products	200%	200%	200%	200%	163%
EBIT Growth (Target):	18.00%	5.70%	8.40%	11.90%	11.50%
EBIT Growth (Achieved):	129.20%	9.00%	25.90%	24.80%	35.10%
Revenue Growth (Target)*:					11.30%
Revenue Growth (Achieved)*:					12.80%
Net Orders Growth (Target)*:					11.50%
Net Orders Growth (Achieved)*:					12.60%

*	Performance goal for fiscal year 2007 only

From fiscal year 2003 through fiscal year 2006, X-Ray Products achieved 200% of its target performance measures for the business unit’s performance metrics. This was primarily due to our rapidly growing flat panel business which exceeded expectations for several consecutive years coupled with above-budget revenue for the core X-ray tube business.

The following graph shows the correlation between the aggregate MIP payments to the named executive officers listed in our proxy statements for each of the last five years and our stock price at the end of the last five fiscal years:

*	“Proxy NEO Group” represents the group of named executive officers in each of our definitive proxy statements filed for the respective fiscal year. For any particular year, the group of named executive officers may not be the same individuals.

The general financial elements that will be used to determine incentive compensation for fiscal year 2008 will be the same as those used in fiscal year 2007. The targets and thresholds for all performance measures have been adjusted by the Compensation Committee to reflect the fiscal year 2008 business projections and earnings estimates as approved by the Board. Additionally, the weightings of each criterion have been revised by the Compensation Committee to emphasize the need to gain even further market share in the Oncology Systems business. For fiscal year 2008 and specifically for the Company and for the Oncology Systems business, the weighting of the EBIT growth performance measure will decrease to 50% from 60%, revenue growth will remain at 25% and net orders growth will increase from 15% to 25%. The weightings of the performance measures for the X-ray Products business will remain the same as for 2007 as follows (with their associated weightings): growth in EBIT (60%), growth in revenue (25%) and growth in net orders (15%).

In its sole discretion, the Compensation Committee has the authority under the MIP to reduce or eliminate the amount of incentive otherwise payable to an executive. The Compensation Committee has not used this authority with respect to the fiscal year 2007 payout. The MIP is designed to permit our payment and award of qualified “performance-based” compensation that will not be subject to the income tax deduction limitations of Section 162(m).

Long-term Incentives: The third component of executive compensation is the granting of equity-based awards under our Second Amended Stock Plan. Equity-based awards are intended to motivate our executives and key employees to improve the long-term performance of our common stock. The Compensation Committee therefore believes that significant equity-based compensation helps create a vital long-term partnership between our executives and other stockholders.

Historically, the Compensation Committee has granted long-term incentives to executives in the form of stock options. In determining the appropriate equity grants, the Compensation Committee reviews our total-Company share usage based on several methodologies: (1) the annual share usage, net of forfeitures (“run rate”), (2) potential dilution as a percentage of fully diluted shares outstanding (“overhang”), and (3) the aggregate expense of grants as a percent of total Company market capitalization (the “Shareholder Value Transfer Rate” or “SVT”) and compares all three of these rates to competitive practices of our peer group. It is difficult to make fair comparisons of equity grants between companies because of their different capital structures and different business particulars. Thus, although we mainly rely on SVT methodology to determine our grant size, we continue to review our share usage relative to run rate and overhang of peer companies. FWC advised the Compensation Committee that our overhang and SVT are at or below the median levels of our peer group and our run rate is between the median and 75th percentile of our peer group in fiscal year 2007.

Additionally, the Compensation Committee also reviews the prevalence of the different grant types and equity award mix among our 2007 peer group and how many shares are available for grant under our Second Amended Stock Plan. Further, the Compensation Committee reviews the competitive three-year average allocation of SVT to each peer’s top-five named executive officers at the median and 75th percentile SVT grant values. Based on this data, relative pay equity considerations against other senior positions within the Company and individual performance data, the Compensation Committee determines the annual equity grants to all executive officers. For fiscal year 2007, the equity grant to the named executive officers as a group was at approximately the median SVT grant level of our peer group which is in line with our goal to provide overall equity grants at a median competitive level.

As part of their annual equity grants in fiscal year 2007, Mr. Guertin, Ms. Finney, Mr. Wilson and Mr. Kluge all received their equity grants in the form of stock options, which the Compensation Committee believes to be most closely aligned with the interests of the stockholders. Mr. Kuo received 75% of his fiscal year 2007 grant in the form of stock options and 25% in the form of restricted stock (at a ratio of one share of restricted stock in lieu of three stock option shares). As a relatively recently promoted corporate officer, Mr. Kuo was allocated the restricted stock in order to enable him to more quickly achieve his equity ownership guideline (please refer to the discussion in “—Other Compensation Policies—Stock Ownership Guidelines”). All such grants, which were granted prior to February 2007, vest ratably over a three-year period with the stock options having a ten-year maximum term. Beginning in February 2007, all stock option grants have a seven-year maximum term.

During fiscal year 2007, the Compensation Committee reviewed the retention value of existing unvested options that the executive group held. The conclusion was that there was little value in the unvested portion of the executives’ stock holdings. Based on that analysis, in August 2007, the Compensation Committee approved a special one-time grant to a limited group of key employees, including Ms. Finney, Mr. Kluge and Mr. Kuo, in the form of restricted stock. This grant was recommended by the Compensation Committee in order to enhance the retention of a limited number of employees who are considered critical to our long-term success. This grant vests over a five-year period with the following vesting on each anniversary of the date of grant: 15%, 15%, 15%, 15% and 40%. The back-weighted vesting schedule was specifically designed for long-term retention.

Other Compensation Policies

Stock Ownership Guidelines: In May 2000, the Compensation Committee adopted the Varian Medical Systems Executive Stock Ownership Program—the Stock Ownership Program—to further align the interests of our officers with those of our other stockholders. The stock ownership levels are based on the value of our stock as a multiple of the officer’s base pay (i.e., number of shares multiplied by price per share divided by base salary). Specific stock ownership guidelines are set based upon each officer’s position.

In November 2005, the Compensation Committee reviewed these ownership guidelines and determined that they should be increased to reflect competitive practice and to increase the alignment of the executive and non-executive officers’ interests with those of our other stockholders. Therefore, effective January 2006, the Stock Ownership Program was modified as follows:

Stock Ownership as a Multiple of Current Base Salary
Position	Prior to January 2006	Effective January 2006
CEO	3x	5x
Next four highly compensated executive officers	2x	3x
All other executive officers and non-executive officers	1x	2x

Under this program, stock ownership includes Company common stock owned by the officers as well as Company common stock they individually hold in a 401(k) plan stock investment account, Employee Stock Purchase Plan and any Company phantom shares they may hold in the DCP. Unexercised stock options are not included for purposes of determining stock ownership under this program.

Under the guidelines of the Stock Ownership Program, ownership levels are to be achieved within five years after the date upon which an individual becomes an officer, within three years after the amendment to the ownership levels (as described above) or within three years after the date that the new ownership levels apply to such individual due to a change in position, whichever is the latest. One-third of the ownership levels must be achieved within the first two and half years after an individual becomes subject to the Stock Ownership Program (as amended), or if already subject to the Stock Ownership Program, within two and a half years after the new ownership levels apply to such individual.

As of the end of fiscal year 2007, our CEO and all of the other executive officers and non-executive officers met the guidelines as set forth in the Stock Ownership Program or were within the time periods for achieving the required ownership level.

Tax Deductibility: U.S. tax law does not let us deduct from our federal taxable income certain compensation paid to the CEO and the next three most highly compensated executive officers at the end of the fiscal year (other than our CFO) that is not performance-based and which exceeds $1,000,000. As a result of stockholder approval of the MIP, the Omnibus Stock Plan and the Second Amended Stock Plan, all performance-based awards under the plans are eligible for full tax deductibility. The Compensation Committee considers one of its primary responsibilities to be structuring a compensation program that will attract, retain and reward executive talent necessary to maximize stockholder return. Accordingly, the Compensation Committee believes that our interests are best served in certain circumstances by providing compensation that is not performance-based (such as salary, perquisites and special cash incentives), which may be subject to the $1,000,000 annual limitation in U.S. tax law. To date, the $1,000,000 limitation has not been applicable to compensation paid to our executives.

Equity Grant Practices: It is the policy of the Board and the Compensation Committee to issue grants of equity awards (primarily stock options and restricted stock to date) to newly hired individuals on the date of the first regularly scheduled quarterly meeting of the Compensation Committee following the date of hire. Annual grants of equity awards to eligible employees have historically been granted each year on the date of the November meeting of the Compensation Committee. Starting in fiscal year 2008, we moved the timing of our annual equity grant from November to February. Any other special grants to continuing employees, such as for promotions or retention purposes, are granted on the date of the first regularly scheduled quarterly meeting of the Compensation Committee following the date on which the special event occurred. Exceptions to this general schedule require the approval of the Compensation Committee or the full Board. Regularly scheduled quarterly Committee meetings are typically on the third Friday of November, February, May and August (except that the August meeting has been for the past two years held on the second Friday of the month), and are generally scheduled at least a year in advance. Scheduling decisions are made without regard to anticipated earnings or the release of other material nonpublic information by us. However, if on any date of grant our trading “blackout” is in effect or if our management knows of material, non-public information about the Company, any equity awards to be granted will be granted effective as of the close of the business day after the “blackout” expires or the close of the second business day after the public release of the material, non-public information, as may be applicable. Our “blackout” period lasts approximately nine weeks and typically begins on the start of the first business day of the third fiscal month of each quarter and ends two full business days after our quarterly earnings press release.

The grant price of any award of stock options is the closing price of our common stock on the NYSE on the date of grant. If the date of grant falls on a day that the stock market is closed, then the grant price will be the closing price of our common stock on the next trading date. Our Second Amended Stock Plan explicitly prohibits the repricing of stock options without prior stockholder approval.

The Compensation Committee and the full Board review these policies periodically.

Recovery of Certain Payments: We currently have no formal policy to recover payments if the relevant performance measures upon which they are based are restated or otherwise adjusted in a manner that would reduce the size of payment. The Compensation Committee would consider this issue on an as-needed basis. In addition, pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, if we are required to restate our financial statements as a result of misconduct, our CEO and CFO may be required to reimburse us for any incentive-based or equity-based compensation they receive during the 12-month period following the first issuance of the financial document embodying such financial reporting requirement, as well as any profits they realize from the sale of our securities during this 12-month period. Under our current stock option agreements, in the event an employee commences employment with a company that competes with us in any of our businesses, we may, in our sole discretion, terminate the stock option agreement, including the vesting of any options or other grants which remain unvested as of the date employee commences employment with the competitive company.

Change in Control Agreements

As explained in greater detail under “Potential Payments upon Termination or Change in Control,” we currently have change in control agreements with 12 executives, including our named executive officers. We have entered into these agreements in order to attract and retain appropriately high-quality executives and to ensure that executives who might be involved in acquisition or merger discussions with another entity make the best decisions for our Company and our stockholders and are not unduly biased by the impact of such an action on their personal situations. These agreements do not influence our decisions surrounding the executive’s cash and equity compensation.

The change in control agreements are intended to provide an appropriate level of compensation for a specified time period for executives who would likely be involved in decisions regarding and/or successful implementation of change in control activity and are personally at risk for job loss in the event of a change in control. They are “double-trigger” agreements, i.e., to receive benefits under the agreement within a specified time period following a change in control the officer must be terminated by us or the successor company without cause, or the executive must terminate employment for good reason, as defined in the agreements. For more information about the agreements as well as a tabular summary of the potential payments that may be made to our CEO, CFO and the three other most highly compensated executive officers upon a change in control, please refer to “Potential Payments upon Termination or Change in Control.”

In fiscal year 2006, the Compensation Committee directed FWC and an external law firm to review and update our change in control agreements, including examining the competitiveness and reasonableness of the change in control severance benefits (e.g., multiples of pay, components of compensation that would be included in the severance payment, health and welfare benefits continuation, stock acceleration, excise tax gross-ups, etc.) and also to examine how our severance benefits compare against our peer group. Based on the review, the Compensation Committee determined that our three different severance payment levels (i.e., multiples of eligible compensation) under our change in control agreements for the various levels of executives were competitive, reasonable and not excessive. Additionally, the Compensation Committee reviewed the events that would trigger change in control benefits under our agreements and felt that they also were reasonable. The Compensation Committee made some changes to the severance benefits, including modifying those agreements which previously provided full excise tax gross-ups to provide excise tax gross-ups only if certain prescribed conditions are met. This change was made to reduce our financial exposure in the event that a golden parachute excise tax becomes due and to align this benefit among all of our change in control agreements. The above modifications were approved by our Board and became effective for all change in control agreements issued on or after November 17, 2006. We accordingly entered into new change in control agreements with all 12 executives, and all change in control agreements entered prior to November 17, 2006 were terminated.

Compensation and Management Development Committee Report

The Compensation and Management Development Committee—the Committee—of the Board of Directors—the Board—of Varian Medical Systems, Inc.—the Company—has reviewed and discussed with management the Compensation Discussion and Analysis section of the Company’s 2008 Proxy Statement for the 2008 Annual Meeting of Stockholders. Based on its review and discussions with management, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

The Compensation and Management Development Committee:

R. Andrew Eckert (Chair)

Susan L. Bostrom

David W. Martin, Jr.

Summary Compensation Table

The following table sets forth, together with certain other information, the compensation earned during fiscal year 2007 by our CEO, our CFO and our three other most highly compensated executive officers. The executive officers listed in the Summary Compensation Table below are referred to as the named executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non- Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total Compensation ($)
Timothy E. Guertin President and Chief Executive Officer	2007	$773,098	—	—	$5,306,978	$723,376	—	$118,588	$6,922,040
Elisha W. Finney Corporate Senior Vice President, Finance and Chief Financial Officer	2007	$457,520	—	$23,977	$1,455,480	$346,016	—	$86,042	$2,369,035
Dow R. Wilson Corporate Executive Vice President and President, Oncology Systems	2007	$551,416	$319,992	$120,000	$1,521,521	$211,068	—	$100,554	$2,824,551
Robert H. Kluge Corporate Vice President and President, X-ray Products	2007	$371,358	—	$9,809	$1,595,003	$293,002	—	$74,802	$2,343,974
John W. Kuo Corporate Vice President, General Counsel and Secretary	2007	$321,966	—	$86,146	$748,392	$182,399	—	$56,318	$1,395,221

(1)	This column represents the compensation expense recognized for financial statement reporting purposes in fiscal year 2007 for restricted stock awards granted in fiscal year 2007 and in prior fiscal years, in accordance with SFAS 123(R). Pursuant to Securities and Exchange Commission—SEC—rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Please refer to Note 12, “Employee Stock Plans,” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed on November 26, 2007 for the relevant assumptions used to determine the compensation cost of our stock and option awards. Please refer to the Grants of Plan-Based Awards Table for information on awards actually granted in fiscal year 2007. These amounts reflect the Company’s accounting expense for these awards, and do not represent the actual value that may be realized by the named executive officers.

(2)	This column represents the compensation expense recognized for financial statement reporting purposes in fiscal year 2007 for stock option awards granted in fiscal year 2007 and in prior fiscal years, in accordance with SFAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Please refer to Note 12, “Employee Stock Plans,” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed on November 26, 2007 for the relevant assumptions used to determine the compensation cost of our stock and option awards. Please refer to the Grants of Plan-Based Awards Table incorporated by reference for information on awards actually granted in fiscal year 2007. These amounts reflect the Company’s accounting expense for these awards, and do not represent the actual value that may be realized by the named executive officers.

(3)	This column represents annual cash incentives paid under the MIP and EIP. Amounts include portions or all of the incentive payments deferred under the DCP. Please refer to the Grant of Plan-Based Awards Table and the Nonqualified Deferred Compensation Table incorporated by reference for more information.

(4)	Set forth in the table below are the components of the “All Other Compensation” column. In addition, Ms. Finney purchased her Company car, which purchase had no incremental cost to us.

	Company contributions to 401(k) ($)	Company supplemental contributions under the Deferred Compensation Plan ($)	Company paid premiums for group term life insurance, Financial/Tax Consulting, and Annual Medical Examinations ($)	Tax Gross-up ($)	Car Usage and Related Expenses
Timothy E. Guertin	$17,938	$59,629	$1,099	$14,937	$24,984
Elisha W. Finney	$16,246	$27,848	$4,819	$13,828	$23,301
Dow R. Wilson	$16,754	$36,575	$7,587	$14,899	$24,739
Robert H. Kluge	$9,522	$26,323	$2,342	$14,255	$22,361
John W. Kuo	$6,464	$12,243	$992	$14,812	$21,806

Grants of Plan-Based Awards

The following table provides information on stock options, restricted stock and cash-based performance awards granted in fiscal year 2007 to each of our named executive officers. There can be no assurance that the Grant Date Fair Value of Stock and Option Awards will ever be realized. The portions of the amounts set forth under the “Grant Date Fair Value of Stock and Option Awards” column that were recognized as compensation expense during fiscal year 2007 are reported in the “Stock Awards” and “Option Awards” columns of the Summary Compensation Table. The unexercised portion of the option awards and unvested portion of the stock awards identified in the table below are also reported in the Outstanding Equity Awards at Fiscal Year End Table.

	Grant Date/Plan	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (2) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards (5)
Name		Threshold (#)	Target (#)	Maximum (#)
Timothy E. Guertin	MIP	$0	$800,000	$1,600,000	—	—	—	—
	EIP	$0	$23,077	$46,154
	11/21/2006	—	—	—	—	300,000	$50.66	$4,740,114
Elisha W. Finney	MIP	$0	$380,000	$760,000	—	—	—	—
	EIP	$0	$13,702	$27,404
	11/21/2006	—	—	—	—	100,000	$50.66	$1,724,565
	8/10/2007	—	—	—	22,000	—	$41.98	$923,560
Dow R. Wilson	MIP	$0	$448,000	$896,000	—	—	—
	EIP	$0	$16,154	$32,308
	11/21/2006	—	—	—	—	125,000	$50.66	$2,155,707
Robert H. Kluge	MIP	$0	$226,200	$452,400	—	—	—	—
	EIP	$0	$10,875	$21,750
	11/21/2006	—	—	—	—	80,000	$50.66	$1,264,030
	8/10/2007	—	—	—	9,000	—	$41.98	$377,820
John W. Kuo	MIP	$0	$198,000	$396,000	—	—	—	—
	EIP	$0	$9,519	$19,038
	11/21/2006	—	—	—		45,000	$50.66	$776,054
	11/21/2006	—	—	—	5,000	—	$50.66	$253,300
	8/10/2007	—	—	—	12,000	—	$41.98	$503,760

(1)	These columns show the potential value of the payout for each named executive under the 2007 MIP and 2007 EIP if the threshold, target or maximum goals are satisfied for all performance measures. The potential payouts are performance-driven and therefore completely at risk. The performance goals and target percentages (as a percentage of base salary) for determining the payout under the MIP are described in the Compensation Discussion and Analysis, and the performance goals for determining the payout under the EIP mirror those in the MIP. The actual payments made for fiscal year 2007 are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2)	Restricted stock with grant date of November 21, 2006 consists of a single restricted stock grant issued under our Amended and Restated 2005 Omnibus Stock Plan. Shares vest over a three-year period according to the following vesting schedule: 33-1/3% of such shares on the first anniversary of the grant date, and an additional 33-1/3% on each succeeding one-year anniversary of the grant date.

(3)	Restricted stock with grant date of August 10, 2007 consists of a single restricted stock grant issued under our Second Amended Stock Plan. Shares vest over a five-year period according to the following vesting schedule: 15% of such shares on each of the first four one-year anniversaries of the grant date, and 40% on the fifth anniversary of the grant date.

(4)	Consists of a single stock option grant issued under our Amended and Restated 2005 Omnibus Stock Plan at an exercise price equal to the fair market value (i.e., closing price) of the underlying shares on the grant date and expiring 10 years from the grant date. The first 33-1/3% of the options granted vest 12 months from the date of grant and the remainder then vests monthly during the following 24-month period.

(5)	The value of a stock or option award is based on the fair value as of the grant date of such awards pursuant to SFAS 123(R). Please refer to Note 12, “Employee Stock Plans,” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed on November 26, 2007 for the relevant assumptions used to determine the compensation cost of our stock and option awards.

Salary. None of Mr. Guertin, Ms. Finney, Mr. Wilson, Mr. Kluge or Mr. Kuo has a written employment agreement with us and are “at-will” employees. For fiscal year 2007, the annualized salaries of our named executive officers were as follows: Mr. Guertin, $800,000; Ms. Finney, $475,000; Mr. Wilson, $560,000; Mr. Kluge, $377,000 and Mr. Kuo, $330,000. Each of named executive officers received a salary increase in fiscal year 2007, as discussed in “Compensation Discussion and Analysis—Determining Executive Compensation—Base Salary.” Effective on December 29, 2007, the annualized salaries for our named executive officers will increase to: Mr. Guertin, $835,000; Ms. Finney, $495,000; Mr. Wilson, $580,000; Mr. Kluge, $392,000 and Mr. Kuo, $345,000.

Bonus. For Mr. Wilson, the amount set forth in the “Bonus” column of the Summary Compensation Table represents a cash payment of $319,992 as part of a $1.6 million total cash payment pursuant to Mr. Wilson’s offer letter dated September 17, 2004. The first payment began on the first anniversary of Mr. Wilson’s employment in September, 2005 of $320,000 and will continue in monthly increments of $26,666 over the following four years. Each payment is conditioned upon Mr. Wilson being employed by us on the date of the payment.

Non-Equity Incentive Plan Compensation. The amounts in the “Non-Equity Incentive Plan Compensation” column represent amounts earned by the named executive officers under the MIP and the EIP. As further discussed in “Compensation Discussion and Analysis—Determining Executive Compensation—Annual Cash Incentives,” the Compensation Committee set fiscal year 2007 targets under the MIP based on three performance measures (with their associated weightings): growth in EBIT (60%), growth in revenue (25%) and growth in net orders (15%). For each of these three performance measures, specific targets were set at the total-Company level and for our two largest business units, Oncology Systems and X-Ray Products. The EIP is a Company-wide incentive plan through which eligible employees may receive award payouts denominated in number of hours—between 0 hours to 120 hours (based on a 40-hour work week), with 60 hours being the target achievement level. For fiscal year 2007, the performance goals were the same as those for the MIP– growth in Company EBIT (60%), growth in Company revenue (25%) and growth in Company net orders (15%).

Stock and Option Awards. The awards of restricted stock and stock options are intended to motivate executives relative to long-term performance as further described in “Compensation Discussion and Analysis.”

All Other Compensation, including Perquisites. The named executive officers have also been extended certain perquisites by the Compensation Committee, as follows:

•

Use of a leased automobile under our Executive Car Program. Under the Executive Car Program, we provide a leased vehicle costing up to $80,000 for the Chief Executive Officer and leased vehicles costing up to $66,000 for the other executives. Insurance, maintenance expenses and fuel costs are also included in the Executive Car Program. Participants have an option to purchase the vehicle at the end of its three-year lease period or upon retirement at the lower of its depreciated book value or its fair market value (based on the Kelley Blue Book Auto Market Report wholesale value).

•

Company Supplemental Contributions representing retirement contributions which could not be contributed by the Company to the executives’ qualified 401(k) retirement accounts due to Internal Revenue Code limitations, as further discussed under “Nonqualified Deferred Compensation.”

•

Use of our fractionally owned aircraft for business purposes. Historically, our executives have not used our fractionally owned aircraft for purely personal trips. The amount of compensation for permitted spousal use of our fractionally owned aircraft, though there was none in fiscal year 2007, is equal to the greater of: (a) the incremental cost to us of the usage by the spouse, and (b) the price of a first-class commercial airline ticket for the same trip; and this amount would be included in the “All Other Compensation” column in the Summary Compensation Table.

•

Reimbursement for financial planning, estate planning, tax planning, tax return preparation and financial counseling services (to a maximum of $6,500 per year and unlimited for the Chief Executive Officer). We also reimburse certain individuals, including all executive officers and non-executive officers, for annual medical examinations (up to a maximum of $1,500 per year).

•

Tax gross-ups only as they relate to leased vehicle and expenses under the Executive Car Program for vehicle leases initiated prior to January 1, 2006 that are currently still in service. Beginning on January 1, 2006, we eliminated all reimbursement for the payment of taxes associated with all other perquisites for executive and non-executive officers.

We also permit the executives to participate in compensation and benefit programs generally available to other employees, such as the EIP, 401(k) Retirement Program and supplemental life and disability insurance program.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards of the named executive officers as of the end of fiscal year 2007:

Name	Option Awards (1)					Stock Awards
	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
Timothy E. Guertin	11/17/2000	120,000	—	$13.95	11/17/2010	—		—
	11/15/2001	136,500	—	$17.95	11/15/2011	—		—
	11/14/2002	134,000	—	$24.38	11/14/2012	—		—
	11/11/2003	140,000	—	$32.10	11/11/2013	—		—
	11/18/2004	165,259	9,741	$39.85	11/18/2014	—		—
	11/17/2005	152,777	97,223	$49.88	11/17/2015	—		—
	11/21/2006	—	300,000	$50.66	11/21/2016	—		—

Total		848,536	406,964			—		—

Elisha W. Finney	11/15/2001	92,000	—	$17.95	11/15/2011	—		—
	11/14/2002	96,000	—	$24.38	11/14/2012	—		—
	11/11/2003	100,000	—	$32.10	11/11/2013	—		—
	11/18/2004	84,990	5,010	$39.85	11/18/2014	—		—
	11/17/2005	61,111	38,889	$49.88	11/17/2015	—		—
	11/21/2006	—	100,000	$50.66	11/21/2016	—		—
						22,000	(2)	$921,580

Total		434,101	143,899			22,000		$921,580

Dow R. Wilson	1/10/2005	29,012	5,561	$40.57	1/9/2015	—		—
	11/17/2005	76,388	48,612	$49.88	11/17/2015	—		—
	11/21/2006	—	125,000	$50.66	11/21/2016	—		—
						44,368	(3)	$1,858,576

Total		105,400	179,173			44,368		$1,858,576

Robert H. Kluge	11/17/2000	155,000	—	$13.95	11/17/2010	—		—
	11/15/2001	100,000	—	$17.95	11/15/2011	—		—
	11/14/2002	96,000	—	$24.38	11/14/2012	—		—
	11/11/2003	100,000	—	$32.10	11/11/2013	—		—
	11/18/2004	75,547	4,453	$39.85	11/18/2014	—		—
	11/17/2005	48,888	31,112	$49.88	11/17/2015	—		—
	11/21/2006	—	80,000	$50.66	11/21/2016	—		—
					8/10/2012	9,000	(2)	$377,010

Total		575,435	115,565			9,000		$377,010

John W. Kuo	3/14/2003	2,225	—	$24.61	3/14/2013	—		—
	11/11/2003	13,800	—	$32.10	11/11/2013	—		—

Name	Option Awards (1)					Stock Awards
	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
	11/18/2004	9,915	585	$39.85	11/18/2014	—		—
	7/3/2005	28,886	11,114	$37.15	7/3/2015	—		—
	11/17/2005	36,666	23,334	$49.88	11/17/2015	—		—
	11/21/2006	—	45,000	$50.66	11/21/2016	—		—
						5,000	(4)	$209,450
						12,000	(2)	$502,680

Total		91,492	80,033			17,000		$712,130

(1)	All option awards are granted at an exercise price equal to the fair market value (i.e., the closing price) of the underlying shares of our common stock on the date of grant and expire 10 years from the date of grant. The first 33-1/3% of the options granted vest 12 months from the date of grant and the remainder then vests monthly during the following 24-month period. The following table sets forth the vesting dates for the outstanding option awards:

Grant Date	Vesting Schedule
11/17/2000	33-1/3% on 11/17/2001; pro-rata monthly for next 24 months

11/15/2001	33-1/3% on 11/15/2002; pro-rata monthly for next 24 months

11/14/2002	33-1/3% on 11/14/2003; pro-rata monthly for next 24 months

3/14/2003	33-1/3% on 3/14/2004; pro-rata monthly for next 24 months

11/11/2003	33-1/3% on 11/11/2004; pro-rata monthly for next 24 months

11/18/2004	33-1/3% on 11/18/2005; pro-rata monthly for next 24 months

1/10/2005	33-1/3% on 1/10/2006; pro-rata monthly for next 24 months

7/3/2005	33-1/3% on 7/3/2006; pro-rata monthly for next 24 months

11/17/2005	33-1/3% on 11/17/2006; pro-rata monthly for next 24 months

11/21/2006	33-1/3% on 11/21/2007; pro-rata monthly for next 24 months

(2)	Grant Date	Vesting Schedule

	8/10/2007	15% on 8/10/2008; 15% on 8/10/2009; 15% on 8/10/2010; 15% on 8/10/2011 and 40% on 8/10/2012

(3)	Grant Date	Vesting Schedule

	1/10/2005	33-1/3% on 1/10/2010; 33-1/3% on 1/10/2015 and 33-1/3% on 1/10/2020

(4)	Grant Date	Vesting Schedule

	11/21/2006	33-1/3% on 11/21/2007; 33-1/3% on 11/21/2008 and 33-1/3% on 11/21/2008

(5)	Based on the closing price of our common stock as of September 28, 2007 ($41.89).

Option Exercises and Stock Vested

The following table sets forth the number of shares acquired by the exercise of stock options by each of the named executive officers during fiscal year 2007 along with the value realized on such exercises as calculated based on the difference between the market price of our common stock at exercise and the option exercise price. None of the named executive offers had any restricted stock awards that vested during fiscal year 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Timothy E. Guertin	150,000	$5,076,775	—	—
Elisha W. Finney	40,000	$1,453,287	—	—
Dow R. Wilson	8,638	$124,646	—	—
Robert H. Kluge	—	—	—	—
John W. Kuo	—	—	—	—

Nonqualified Deferred Compensation

The following table sets forth contributions, earnings and distributions during fiscal year 2007, and account balance as of September 28, 2007 for each of the named executive officers, under our nonqualified Deferred Compensation Plan:

Name	Executive Contributions in Last Fiscal Year ($)		Registrant Contributions in Last Fiscal Year (2)($)	Aggregate Earnings in Last Fiscal Year (3)($)	Aggregate Withdrawals/ Distributions ($)		Aggregate Balance at Last Fiscal Year End ($)
Timothy E. Guertin	—		$59,629	$14,678	—		$315,080
Elisha W. Finney	$78,743	(1)	$27,848	$177,597	$(129,918	)(4)	$1,205,205
Dow R. Wilson	—		$36,575	$1,315	—		$37,891
Robert H. Kluge	—		$26,323	$523,939	—		$3,470,627
John W. Kuo	$70,282	(1)	$12,243	$17,545	—		$235,388

(1)	This amount is included in the Summary Compensation Table in the “Non-Equity Incentive Plan Compensation” column.

(2)	These amounts are included in the Summary Compensation Table in the “All Other Compensation” column.

(3)	None of the earnings in this column are included in the Summary Compensation Table because they were not preferential or above market.

(4)	Amount represents a previously-elected “short-term distribution” paid in fiscal year 2007 applicable to the incentives Ms. Finney earned in fiscal year 2003.

Our nonqualified Deferred Compensation Plan—the DCP—is an unfunded and unsecured deferred compensation arrangement that is designed to allow directors, executive officers and certain other management and highly compensated employees, which includes each of our named executive officers, to forego current compensation and defer a specified percentage of their base salary (up to 75%), cash incentive payments (up to 100%) and director fees (applicable only to our non-employee directors) in a manner similar to the way in which our 401(k) plan operates, but without regard to the maximum deferral limitations imposed on 401(k) plans by the Internal Revenue Code. Deferred amounts are our general unsecured obligations and are subject to claims by our creditors. Our general assets or existing rabbi trust may be used to fund our payment obligations and pay DCP benefits. All deferral elections, including payment elections, under the DCP are intended to comply with the requirements of Section 409A of the Internal Revenue Code. We may terminate the DCP by action of the Board in which event benefits will be distributed as soon as the plan and Section 409A of the Internal Revenue Code permit. The Compensation Committee administers the DCP.

Amounts deferred by a participant are credited to a bookkeeping account maintained on behalf of each participant. These bookkeeping accounts are utilized solely as a device for the measurement and determination of amounts to be paid to a participant, or his or her designated beneficiary, pursuant to the terms of the DCP. Amounts credited to each participant under the DCP are periodically adjusted for earnings and/or losses at a rate that is equal to the various investment funds (also referred to as measurement funds) selected by the Compensation Committee or a phantom share basis in our common stock, as elected by the participant. The Compensation Committee may, in its sole discretion, discontinue, substitute or add a measurement fund. Participants may reallocate previously invested money among each of the available measurement funds on a daily basis, with the exception of phantom shares of our common stock. Our corporate officers, including the named executive officers, and the directors may only elect to reallocate previous deferrals into or out of phantom shares of our common stock only one time each year during the period January 1 through January 15. This reallocation becomes effective on the first business day of February of the same year.

Additionally, in order to make retirement contributions that could not be contributed by the Company to eligible participants’ qualified 401(k) retirement accounts due to Internal Revenue Code limitations, in fiscal year 2007, we made supplemental retirement contributions—the Company Supplemental Contributions—equal to the product of (a) the excess of the participant’s base annual salary and any applicable incentive payments over the compensation limit imposed by Section 401(a)(17) of the Internal Revenue Code ($225,000); and (b) our matching contribution rate under the Varian Medical Systems, Inc. Retirement Plan (6%). Further, we may on a discretionary basis credit additional amounts on behalf of the DCP’s participants (these discretionary contributions, together with the Company Supplemental Contributions, are referred to as “Company Contributions”). Participants are always fully vested in the amounts deferred, Company Contributions and any earnings or losses.

Under the DCP, a participant may make separate distribution elections with respect to each year’s deferrals. These distribution elections will include the ability to elect a single lump-sum payment or installment payments for up to 15 years for employees who retire from the Company. Deferrals also may be paid out prior to separation from service in the event of a financial hardship or if the participant makes a “short-term distribution election.” A “short-term distribution election” must be made at the time the participant makes his or her initial deferral elections. Under the DCP, amounts credited as Company Supplemental Contributions are generally paid in the form of a lump sum following a participant’s separation from service (except for those Company Supplemental Contributions made prior to December 31, 2004, which may still be paid in installments upon an employee’s retirement). Non-retirement separations from service generally will result in payments being made in the form of single lump sums.

As of November 23, 2007, the aggregate amount of deferrals into the DCP, plus any unrealized gains and losses, was approximately $38.1 million. Our existing rabbi trust had an insurance asset value of approximately $36.5 million, of which approximately $9.5 million was held in money market accounts.

Potential Payments Upon Termination or Change in Control

Under change in control agreements with senior executives, including the named executive officers, we will pay any of these executives who are terminated other than for death, “disability,” “retirement,” or “cause” or who resign due to “good reason” (as each of those terms are defined in the agreements) within 18 months after a change in control (as defined in the agreements), a lump sum severance amount equal to 3.0 (in the case of the CEO), 2.5 (in the case of our other named executive officers) or 2.0 (in the case of other key employees) times the sum of the individual’s then-current annual base salary, plus the greater of (a) the individual’s most recently established target annual bonus or (b) the average annual bonus that was paid to the individual in the three fiscal years (or lesser number of full fiscal years completed by the individual) ending before the termination date. The termination payments and benefits under the agreements may also be triggered under certain circumstances following a change in control (as defined in the agreements), as determined under the agreements. “Cause” includes, generally, willful failure to perform one’s duties, fraud and certain wrongful acts, felony convictions and court or regulatory orders requiring termination. “Good reason” includes, generally, a material change in duties or material reduction in authority or responsibility, a reduction in total compensation except when an equivalent reduction occurs for the entire class of other similar executives, a material change in employee benefits, relocation and certain breaches of the agreement by us.

In addition, under the agreements, if an individual is terminated under the circumstances described above, then unvested stock options will become immediately exercisable and restrictions on restricted stock will be released as of the individual’s termination date. In addition, we will continue certain insurance and other benefits of the individual under the then-existing terms for up to 24 months (or, if earlier, the start of full-time employment with a new employer), pay the individual a lump sum pro-rata bonus at target for the applicable performance period(s) in which the termination occurs, and provide the individual an election to purchase the automobile leased under the Executive Car Program, if any.

The agreements also provide for certain death and long-term disability benefits in the event of an individual’s death or disability within 18 months after a change in control.

If any payments or benefits (including those under these agreements) result in the imposition of an excise tax as a result of the payments and benefits exceeding the limits imposed by Section 280G of the Internal Revenue Code, then the individual will receive a tax restoration payment in an amount that will place the individual in the same after-tax economic position that the individual would have been in but for the imposition of the excise tax. The preceding sentence will not apply, however, if the amount of the payments and benefits received by the individual is less than 110% of the amount which would cause the individual to exceed the limits imposed by Section 280G. In this case, the amount received by the individual will be reduced so that the aggregate payments and benefits to be received by the individual will be $1.00 less than the threshold imposed under Section 280G.

In general, a “change in control” occurs when (a) a person or entity becomes the beneficial owner of 30% or more of our voting power, (b) “continuing directors”—generally those already on the Board or nominated by those on the Board—are no longer a majority of the Board’s directors, (c) we engage in a merger or similar transaction after which our stockholders do not hold more than 50% of the resulting company or (d) we dissolve, liquidate or sell all or substantially all of our assets. The officers agree not to voluntarily leave us when we are faced with a transaction that might result in a change in control.

The following table summarizes the potential payments and intrinsic value (the value based upon the fiscal year end 2007 closing price of $41.89 for a share of our common stock, and in the case of stock options minus the exercise price) derived from accelerated equity award that may be made to our named executive officers upon a change in control termination if it hypothetically occurred on the last business day of fiscal year 2007 (i.e., September 28, 2007):

	Potential Payments Upon Change-in-Control Termination
	Cash Severance (1)	Benefit Continuation (2)	Intrinsic Value of Accelerated Equity Awards (3)		280G Excise Tax Gross Up (4)	Total
Name			Options	Restricted Stock
Timothy E. Guertin	$4,800,000	$152,282	$19,872	—	—	$4,972,154
Elisha W. Finney	$2,137,500	$122,458	$10,220	$921,580	—	$3,191,758
Dow R. Wilson	$2,520,000	$117,364	$7,341	$1,858,576	—	$4,503,280
Robert H. Kluge	$1,779,514	$93,085	$9,084	$377,010	—	$2,258,693
John W. Kuo	$1,320,000	$102,561	$53,874	$712,130	$857,382	$3,045,946

(1)	Cash severance equal to 2.5 times (3.0 times for Mr. Guertin) the sum of (i) annual base salary rate plus (ii) the greater of (a) the most recently established target bonus or (b) average annual bonus paid over prior three fiscal years. Does not include bonus for year of termination which would be payable in connection with termination in all events as described under “—Other Potential Post-Employment Payments.”

(2)	Value of payment assumes the costs to the Company from the following:

A.	Life insurance cost is calculated based on the cost of converting basic life insurance coverage into an individual policy and “porting” the supplemental life insurance coverage.

B.	Basic Accidental Death & Dismemberment cost is calculated based on the cost of converting to an individual policy.

C.	Financial/tax counseling of $7,500 per year.

Amount assumes 24 months of benefits continuation at fiscal year 2007 costs. Because costs vary depending upon circumstances and eligibility, amount does not include coverage under the Varian Medical Systems, Inc. Disability Plan.

(3)	Based on the closing stock price as of September 28, 2007 ($41.89)

(4)	For Mr. Kuo, the potential payments would result in the imposition of an excise tax as a result of the payments and benefits exceeding the limits imposed by Section 280G of the Internal Revenue Code by more than 110%; as a result, he would receive a tax restoration payment in an amount that would place him in the same after-tax economic position that he would have been in but for the imposition of the excise tax. The tax restoration payments are calculated (i) assuming each executive is subject to maximum applicable federal and state income tax rates and (ii) using the applicable federal rates for September 2007 to calculate the present values of accelerated payments.

Other Potential Post-Employment Payments

In addition to payments under the change in control agreements as set forth above, the named executive officers would be entitled to receive the following upon termination of employment (including reasons due to voluntary resignation, retirement, reduction in force, death, disability, termination without cause not in connection with a change in control and termination with cause not in connection with a change in control) if the termination hypothetically occurred on the last business day of fiscal year 2007 (i.e., September 28, 2007). As of September 28, 2007, only Mr. Guertin and Mr. Kluge qualified for retirement.

Base Salary. If the named executive officer is terminated as a result of a reduction in force, he or she would receive one week of salary continuation pay (calculated based on their current annualized base salary) for each completed year of service with the Company, which is identical to what we provide our non-executive employees.

Management Incentive Plan and Employee Incentive Plan. In all cases, if termination of a named executive officer occurred on the last business day of fiscal year 2007, he or she would receive a full payout under the MIP and EIP against targets set for fiscal year 2007. The actual payments made for fiscal year 2007 are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Stock Options.

Termination due to voluntary resignation (applicable to Ms. Finney, Mr. Wilson and Mr. Kuo): For those options granted on November 15, 2001; November 14, 2002; November 11, 2003; November 18, 2004 and January 10, 2005, he or she would have until October 28, 2007 to exercise any of the stock options that were exercisable as of September 28, 2007. For those options granted on July 3, 2005; November 17, 2005 and November 21, 2006, he or she would have until December 28, 2007 to exercise any of the stock options that were exercisable as of September 28, 2007. The unvested and unexercisable stock options as of September 28, 2007 would be forfeited.

Termination due to retirement (applicable to Mr. Guertin and Mr. Kluge): For those options granted on November 17, 2000; November 15, 2001; November 14, 2002; November 11, 2003 and November 18, 2004, he would have until September 28, 2010 to exercise any of the stock options that were exercisable as of September 28, 2007. The options granted on November 18, 2004 and November 17, 2005 (including the portions that were unexercisable as of September 28, 2007), would continue to vest according to the original vesting schedule and he would have until September 28, 2010 to exercise these stock options. For those options granted on November 21, 2006, 255,617 options (Mr. Guertin) and 68,165 options (Mr. Kluge) would continue to vest according to the original vesting schedule and he would have until September 28, 2010 to exercise these stock options and 44,383 options (Mr. Guertin) and 11,835 options (Mr. Kluge) would be forfeited.

Termination due to death: For all outstanding option grants, his or her beneficiary would have until September 28, 2010 to exercise any of the stock options that were exercisable as of September 28, 2007. The unvested and unexercisable stock options as of September 28, 2007 would be forfeited.

Termination due to disability: For all of their outstanding option grants, Ms. Finney, Mr. Wilson and Mr. Kuo would have until September 28, 2008 to exercise any of the stock options that were exercisable as of September 28, 2007. The unvested and unexercisable stock options as of September 28, 2007 would be forfeited. For Mr. Guertin and Mr. Kluge, the treatment would be the same as that listed under “Termination due to retirement” above.

Termination with cause: The named executive officer would only be able to exercise those options that were exercisable as of September 28, 2007 and would not be able to exercise any options after that date. The unvested and unexercisable stock options as of September 28, 2007 would be forfeited.

Termination due to any other reason: For all of their outstanding option grants, Ms. Finney, Mr. Wilson and Mr. Kuo would have until December 28, 2007 to exercise any of the stock options that were exercisable as of September 28, 2007. The unvested and unexercisable stock options as of September 28, 2007 would be forfeited. For Mr. Guertin and Mr. Kluge, the treatment would be the same as that listed under “Termination due to retirement” above.

The outstanding exercisable and unexercisable option awards as of fiscal year end 2007 are reported in the “Number of Securities Underlying Unexercised Options (#) Exercisable” and “Number of Securities Underlying Unexercised Options (#) Unexercisable” columns of the Outstanding Equity Awards at Fiscal Year End Table.

Restricted Shares. Any unvested restricted shares would be cancelled and forfeited. The unvested restricted shares are reported in the “Number of Shares or Units of Stock That Have Not Vested (#)” column of the Outstanding Equity Awards at Fiscal Year End Table.

Deferred Compensation. The named executive officer would receive a distribution of the aggregate balance under the DCP beginning in 2008 based on his or her distribution election(s) for each plan year. The aggregate balance under the DCP as of fiscal year end 2007 is reported in the “Aggregate Balance at Last Fiscal Year End” column of the Nonqualified Deferred Compensation Table. Each participant is always fully vested in the value of his or her account balance under the DCP.

401(k) Retirement Program. The Company ceases matching of the participant’s contributions to his or her 401(k) retirement program upon termination of employment. Each participant is always fully vested in the value of his or her account balance under the program. Upon termination, the participant may receive a distribution of his or her account balance, keep the account with the plan administrator or roll over the account balance to another institution.

Perquisites. The named executive officers would receive Company Supplemental Contributions under the DCP for 2007 only if his or her eligible cash compensation (determined by the sum of his or her 2007 base salary through September 28, 2007 and the actual fiscal year 2007 cash incentive payout under the MIP) exceeded the compensation limit imposed by Section 401(a)(17) of the Internal Revenue Code ($225,000 for 2007).

Health and Welfare Benefits. The named executive officers would receive identical benefits provided to our non-executive employees (i.e., access to medical and dental insurance coverage, ability to convert or port existing life and or supplemental life insurance policies and ability to convert existing accidental death and dismemberment insurance policy), for which the Company would incur no incremental cost.

Compensation of Directors

The compensation of directors is determined by the full Board. The Compensation Committee periodically initiates a review of the non-employee director compensation (including cash retainer and meeting fees and equity grants) and recommends to the full Board for adoption any changes to their compensation. Changes to non-employee director compensation are generally made to ensure that their compensation levels are market-competitive and that the compensation structure supports our business objectives, reflects competitive best practices and is cost- and tax-effective. In fiscal year 2007, at the request of the Compensation Committee, FWC performed a review of non-employee director compensation. Based on FWC’s review, which included a competitive benchmark analysis of the non-employee director compensation at our peer companies, the Board effected certain changes to our directors’ equity compensation that will begin on February 15, 2008 which are discussed below. Please refer to the discussion under “Compensation Discussion and Analysis” for further information on FWC’s engagement by the Compensation Committee and on our peer group.

Annual Cash Compensation. For fiscal year 2007, each non-employee director received an annual retainer of $45,000, except that the lead director received an annual retainer of $60,000. The chairs of the Compensation Committee and the Nominating Committee received an additional $10,000 annual retainer for serving in these positions, and the chair of the Audit Committee received an additional $15,000. Each non-employee director also received $2,000 for each Board meeting attended ($1,000 if the Board meeting was an in-person meeting and the director attended by telephone or video conference), and $1,500 for each committee meeting attended ($750 if the committee meeting was an in-person meeting and the director attended by telephone or video conference). Directors who are employees receive no compensation for their services in their capacities as directors. The cash compensation reported below for Mr. Levy is for his service as an employee of the Company. All directors, however, receive reimbursement for out-of-pocket expenses of the directors and the directors’ spouses (including tax reimbursement for spousal expenses) associated with attending Board and committee meetings and for expenses related to directors’ continuing education programs.

Currently, directors may convert their cash compensation into options to purchase shares of our common stock at the rate of $1 cash to $4 of stock options, at an exercise price equal to the fair market value (i.e., the closing price) of the common stock on the date of grant, which is the date that the foregone cash compensation otherwise would have been paid. These options are immediately exercisable and expire seven years after the date of grant unless terminated earlier. Effective February 15, 2008, non-employee directors may no longer elect to receive options for shares of our common stock in lieu of cash compensation, but may elect to receive such compensation as full-value shares of our common stock, at a value equal to the fair market value of our common stock on the date that the foregone cash compensation otherwise would have been paid. Directors may alternatively elect to defer their retainer and/or meeting fees under our DCP. Please refer to the discussion under “Nonqualified Deferred Compensation” for more information.

Equity Compensation. The Second Amended Stock Plan provides for the discretionary grant of non-qualified stock options and Deferred Stock Units to non-employee directors. Currently, each new non-employee director receives an initial grant of non-qualified stock options for 16,000 shares of common stock and a grant of 4,000 Deferred Stock Units and each continuing non-employee director receives an annual grant of non-qualified stock options for 8,000 shares of common stock and a grant of 2,000 Deferred Stock Units.

Effective February 15, 2008, the Board will no longer award an initial grant of stock options or Deferred Stock Units to a new non-employee director, and will grant to each continuing non-employee director an annual award of a non-qualified stock option to purchase 5,000 shares of our common stock and an annual grant of Deferred Stock Units having a fair market value on the date of grant of $100,000, based on the fair market value (i.e., the closing price) of our common stock on the date of grant. The exercise price of each non-employee director option will be equal to the fair market value of the underlying shares of our common stock on the date of grant. Stock options granted are immediately exercisable and expire seven years after the date of grant unless terminated earlier. Deferred Stock Units generally vest ratably over a period of not less than one year from the date of grant. Unless otherwise provided in the grant agreement as determined by the Board, payment of Deferred Stock Units will be made in shares of our common stock, with one share of our common stock issued for each Deferred Stock Unit. Payment may be made in a lump sum, in installments and may be made on a deferred basis.

The following table sets forth the compensation received by each director (other than Mr. Guertin, whose compensation is set forth under the Summary Compensation Table above) during fiscal year 2007:

Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)
Susan L. Bostrom	$65,500	$107,593	$123,201	—	—	—	$296,394
John Seely Brown	$59,000	$107,593	$123,201	—	—	—	$289,794
R. Andrew Eckert	$87,000	$107,593	$123,201	—	—	—	$317,794
Mark R. Laret	$66,500	$122,647	$246,402	—	—	—	$435,549
Steven A. Leibel, M.D.	—	—	—	—	—	—	—
Richard M. Levy	—	—	—	$8,108	—	$436,843	$444,951
Allen S. Lichter, M.D.	$59,000	$107,593	$123,201	—	—	—	$289,794
David W. Martin, Jr., M.D.	$88,000	$107,593	$137,522	—	—	—	$333,115
Ruediger Naumann-Etienne	$84,500	$107,593	$123,201	—	—	—	$315,294
Kent J. Thiry	$83,000	$107,593	$123,201	—	—	—	$313,794
Samuel Hellman	$6,500	$46,272	—	—	—	—	$52,772

(1)	Mr. Laret was elected to the Board on February 15, 2007. Accordingly, on February 16, 2007, he received stock options to purchase 16,000 shares and 4,000 Deferred Stock Units in association with his election. Dr. Hellman retired from the Board effective February 15, 2007 and therefore received no annual retainer fee during fiscal year 2007. Dr. Leibel was appointed to the Board on October 1, 2007, and therefore received no compensation during fiscal year 2007. Mr. Levy is an employee of the Company and therefore receives no compensation for his service as a member of the Board. His compensation as an employee is described in this table and below.

(2)	Ms. Bostrom, Mr. Brown and Mr. Thiry elected to defer their respective annual retainer and meeting fees into our DCP. Dr. Hellman elected to defer $5,000 of his meeting fees into our DCP. Dr. Martin elected to convert his $60,000 of annual retainer fees to stock options. As a result, he received options for 4,826 shares of common stock at an exercise price of $49.74 (the closing price on February 16, 2007).

(3)	This column represents the compensation expense recognized for financial statement reporting purposes in fiscal year 2007 for Deferred Stock Units granted in fiscal year 2007 and in prior years, in accordance with SFAS 123(R). Deferred Stock Units vest quarterly over a period of one year from the date of grant and will be distributed to the director upon the earlier of three years after the date of grant or upon departure from the Board (e.g., upon retirement or resignation). The following directors had outstanding Deferred Stock Units as of the end of fiscal year 2007: Ms. Bostrom (4,000), Mr. Brown (4,000), Mr. Eckert (4,000), Mr. Laret (4,000), Dr. Lichter (4,000, of which 1,000 Deferred Stock Units were unvested and forfeited on October 1, 2007 effective with his resignation from our Board), Dr. Martin (4,000), Mr. Naumann-Etienne (4,000) and Mr. Thiry (4,000). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The grant date fair value of the Deferred Stock Units granted in fiscal year 2007 pursuant to SFAS 123(R) was as follows: Ms. Bostrom ($99,480), Mr. Brown ($99,480), Mr. Eckert ($99,480), Mr. Laret ($198,960), Dr. Lichter ($99,480), Dr. Martin ($99,480), Mr. Naumann-Etienne ($99,480) and Mr. Thiry ($99,480). Please refer to Note 12, “Employee Stock Plans,” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed on November 26, 2007 for the relevant assumptions used to determine the compensation cost of our stock and option awards. These amounts reflect the Company’s accounting expense for these awards, and do not represent the actual value that may be realized by the directors.

(4)

This column represents both the compensation expense recognized for financial statement reporting purposes in fiscal year 2007 and the grant date fair value of option awards for stock option awards granted in fiscal year 2007 in accordance with SFAS 123(R). No amounts from prior year option awards are included as option awards to directors vest immediately upon grant and therefore the related compensation expense is recognized immediately upon grant. Options are immediately exercisable and expire seven years after the date of grant unless terminated earlier. The following directors had outstanding stock options as of the end of fiscal year 2007: Ms. Bostrom (56,000), Mr. Brown (92,092), Mr. Eckert (31,000), Mr. Laret (16,000), Dr. Lichter (51,000), Dr. Martin (173,230), Mr. Naumann-Etienne (51,000), Mr. Thiry (46,000) and Dr. Hellman (35,018). Dr. Martin elected to convert his $60,000 of annual retainer fees to stock options. As a result, he received options for 4,826 shares of common stock at an exercise price of $49.74 (the closing price on February 16, 2007). Pursuant to SEC rules, the amount represented under this column for Dr. Martin includes $14,321 of incremental grant date fair value under SFAS 123(R) associated with the 4,826 options granted over the $60,000 of cash foregone. Please refer to Note 12, “Employee Stock Plans,” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed on November 26, 2007 for the relevant assumptions used to determine the compensation cost of our stock and option awards. These amounts reflect the Company’s accounting expense for these awards, and do not represent the actual value that may be realized by the directors.

(5)	Our director incentive plans do not contain cash-based programs. Amount for Mr. Levy represents his participation in the EIP.

(6)	Not applicable to our deferred compensation programs.

(7)	Amount for Mr. Levy includes salary ($392,710), Company Supplemental Contributions ($39,356), Company-paid premiums for group term life insurance ($4,488) and reimbursement for spousal travel for business purposes ($289).

Effective as of the close of business on February 17, 2006, Mr. Levy stepped down as our Chief Executive Officer while remaining as Chairman of the Board and a non-executive employee. In his role as a non-executive employee, Mr. Levy provides ongoing advice and counsel to management on strategic business and technological matters, and is involved with investor groups and key customers. The full Board determines Mr. Levy’s compensation, upon the recommendation of the Compensation Committee. As an employee, for the period from February 16, 2007 through February 15, 2008, Mr. Levy will receive an annual base salary of $320,000. Effective as of the close of business on February 15, 2008, Mr. Levy’s annual base salary will be reduced to $160,000. We have since February 2006 and will continue to provide him with leased offsite office space at fair market value and a part-time administrator. Mr. Levy is also eligible to receive our non-executive employee health and welfare benefits, subject to his election and contributions towards those benefit plans. He does not receive any separate compensation for his duties serving on the Board.

Mr. Levy is not eligible to participate in the MIP or in other executive perquisite programs, including the Executive Car Program and reimbursement for executive physicals and financial, estate and tax planning services, is not eligible for grants of stock options or other stock awards and, effective February 2007, was no longer eligible for Company Supplemental Contributions. Mr. Levy is eligible to participate in the Company’s EIP. Consistent with our Corporate Aircraft Policy, Mr. Levy may use our aircraft for business-related purposes as a member of the Board.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Board or the Compensation Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(3)	Exhibits:

Exhibit Number	Description

2	Amended and Restated Distribution Agreement, dated as of January 14, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 2 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).

3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).

3.2	Registrant’s By-Laws, as amended, effective November 17, 2005 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on November 23, 2005).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

4.2	Rights Agreement dated as of November 20, 1998 between the Registrant and First Chicago Trust Company of New York, as Rights Agent, including the Form of Rights Certificate (together with Election to Exercise) attached thereto as Exhibit A, the form of Certificate of Designation and Terms of Participating Preferred Stock of the Registrant attached thereto as Exhibit B (incorporated by reference to Exhibit No. 1 to the Registrant’s Registration Statement on Form 8-A filed on November 23, 1998 with respect to the NYSE, File No. 1-7598), the First Amendment to Rights Agreement dated as of April 1, 1999 (incorporated by reference to Exhibit No. 2 to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A/A filed on April 1, 1999 with respect to the NYSE, File No. 1-7598), the Second Amendment to Rights Agreement dated as of August 17, 2001 (incorporated by reference to Exhibit No. 3 to the Registrant’s Amendment No. 2 to Registration Statement on Form 8-A/A-2 filed on November 6, 2001 with respect to the NYSE, File No. 1-7598), the Third Amendment to Rights Agreement dated as of November 16, 2001 (incorporated by reference to Exhibit No. 4 to the Registrant’s Amendment No. 3 to Registration Statement on Form 8-A/A-3 filed on January 4, 2002 with respect to the NYSE, File No. 1-7598), the Fourth Amendment to Rights Agreement dated as of January 15, 2002 (incorporated by reference to Exhibit No. 5 to the Registrant’s Amendment No. 4 to Registration Statement on Form 8-A/A-4 filed on January 22, 2002 with respect to the NYSE, File No. 1-7598) and the Fifth Amendment to Rights Agreement dated as of July 30, 2004 (incorporated by reference to Exhibit No. 6 to the Registrant’s Amendment No. 5 to Registration Statement on Form 8-A/A-5 filed on July 30, 2004 with respect to the NYSE, File No. 1-7598).

10.1†	Registrant’s Amended and Restated Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).

10.2†	Registrant’s Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).

10.3†	Form of Registrant’s Indemnity Agreement with the directors and executive officers (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

10.4†	Form of Registrant’s Change in Control Agreement for Chief Executive Officer (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).

10.5†	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel) (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).

10.6†	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).

10.7†	Form of Registrant’s Change in Control Agreement for Key Employees (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).

10.8	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 2, 1999, between the Registrant and Prudential Insurance Company of America (certain exhibits and schedules omitted) (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

10.9	Employee Benefits Allocation Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).

10.10	Intellectual Property Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.2 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).

10.11	Tax Sharing Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.3 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).

10.12†	Registrant’s Frozen Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.17 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2000, File No. 1-7598).

10.13†	Registrant’s 2005 Deferred Compensation Plan (incorporated by reference to Exhibit No. 99.3 of the Registrant’s Current Report on Form 8-K filed on November 23, 2005, File No. 1-7598).

10.14†	Registrant’s Management Incentive Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2007, File No. 1-7598).

10.15†	Registrant’s Retirement Plan (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Registration Statement on Form S-8 filed on March 14, 2001, and amended June 20, 2001, Registration No. 333-57012).

10.16†	Registrant’s Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).

10.17†	Registrant’s Employment Letter dated September 17, 2004 with Dow R. Wilson as Corporate Vice President and President, Oncology Systems, effective January 10, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended December 31, 2004, File No. 1-7598).

10.18†	Amendment to the Registrant’s Employment Letter dated August 5, 2005 with Dow R. Wilson (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 1, 2005, File No. 1-7598)

10.19†*	Description of Certain Compensatory Arrangements between the Registrant and its Executive Officers and Directors as of November 16, 2007.

10.20†	Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2007, File No. 1-7598).

10.21†	Form of Registrant’s Restricted Stock Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 29, 2007, File No. 1-7598).

10.22†*	Form of Registrant’s Nonqualified Stock Option Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan.

10.23†*	Form of Registrant’s Nonqualified Stock Option Agreement for Officers under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan.

10.24†*	Form of Registrant’s Nonqualified Stock Option Agreement for Directors under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Option Plan.

10.25†*	Form of Registrant’s Grant Agreement for Deferred Stock Units under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan.

10.26*++	Credit Agreement entered into as of July 27, 2007 by and between the Registrant and Bank of America, N.A.

21*	List of Subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.3**	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act with respect to Amendment No. 1 to the Annual Report on Form 10-K.

31.4**	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act with respect to Amendment No. 1 to the Annual Report on Form 10-K.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory arrangement.

*	Filed previously.

**	Filed herewith.

++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 7, 2008

VARIAN MEDICAL SYSTEMS, INC.

By:	/S/ ELISHA W. FINNEY
Elisha W. Finney
Senior Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2	Amended and Restated Distribution Agreement, dated as of January 14, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 2 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).

3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).

3.2	Registrant’s By-Laws, as amended, effective November 17, 2005 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on November 23, 2005).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

4.2	Rights Agreement dated as of November 20, 1998 between the Registrant and First Chicago Trust Company of New York, as Rights Agent, including the Form of Rights Certificate (together with Election to Exercise) attached thereto as Exhibit A, the form of Certificate of Designation and Terms of Participating Preferred Stock of the Registrant attached thereto as Exhibit B (incorporated by reference to Exhibit No. 1 to the Registrant’s Registration Statement on Form 8-A filed on November 23, 1998 with respect to the NYSE, File No. 1-7598), the First Amendment to Rights Agreement dated as of April 1, 1999 (incorporated by reference to Exhibit No. 2 to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A/A filed on April 1, 1999 with respect to the NYSE, File No. 1-7598), the Second Amendment to Rights Agreement dated as of August 17, 2001 (incorporated by reference to Exhibit No. 3 to the Registrant’s Amendment No. 2 to Registration Statement on Form 8-A/A-2 filed on November 6, 2001 with respect to the NYSE, File No. 1-7598), the Third Amendment to Rights Agreement dated as of November 16, 2001 (incorporated by reference to Exhibit No. 4 to the Registrant’s Amendment No. 3 to Registration Statement on Form 8-A/A-3 filed on January 4, 2002 with respect to the NYSE, File No. 1-7598), the Fourth Amendment to Rights Agreement dated as of January 15, 2002 (incorporated by reference to Exhibit No. 5 to the Registrant’s Amendment No. 4 to Registration Statement on Form 8-A/A-4 filed on January 22, 2002 with respect to the NYSE, File No. 1-7598) and the Fifth Amendment to Rights Agreement dated as of July 30, 2004 (incorporated by reference to Exhibit No. 6 to the Registrant’s Amendment No. 5 to Registration Statement on Form 8-A/A-5 filed on July 30, 2004 with respect to the NYSE, File No. 1-7598).

10.1†	Registrant’s Amended and Restated Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).

10.2†	Registrant’s Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).

10.3†	Form of Registrant’s Indemnity Agreement with the directors and executive officers (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

10.4†	Form of Registrant’s Change in Control Agreement for Chief Executive Officer (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).

10.5†	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel) (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).

10.6†	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).

10.7†	Form of Registrant’s Change in Control Agreement for Key Employees (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).

10.8	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 2, 1999, between the Registrant and Prudential Insurance Company of America (certain exhibits and schedules omitted) (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

10.9	Employee Benefits Allocation Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).

10.10	Intellectual Property Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.2 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).

10.11	Tax Sharing Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.3 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).

10.12†	Registrant’s Frozen Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.17 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2000, File No. 1-7598).

10.13†	Registrant’s 2005 Deferred Compensation Plan (incorporated by reference to Exhibit No. 99.3 of the Registrant’s Current Report on Form 8-K filed on November 23, 2005, File No. 1-7598).

10.14†	Registrant’s Management Incentive Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2007, File No. 1-7598).

10.15†	Registrant’s Retirement Plan (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Registration Statement on Form S-8 filed on March 14, 2001, and amended June 20, 2001, Registration No. 333-57012).

10.16†	Registrant’s Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).

10.17†	Registrant’s Employment Letter dated September 17, 2004 with Dow R. Wilson as Corporate Vice President and President, Oncology Systems, effective January 10, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended December 31, 2004, File No. 1-7598).

10.18†	Amendment to the Registrant’s Employment Letter dated August 5, 2005 with Dow R. Wilson (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 1, 2005, File No. 1-7598)

10.19†*	Description of Certain Compensatory Arrangements between the Registrant and its Executive Officers and Directors as of November 16, 2007.

10.20†	Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2007, File No. 1-7598).

10.21†	Form of Registrant’s Restricted Stock Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 29, 2007, File No. 1-7598).

10.22†*	Form of Registrant’s Nonqualified Stock Option Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan.

10.23†*	Form of Registrant’s Nonqualified Stock Option Agreement for Officers under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan.

10.24†*	Form of Registrant’s Nonqualified Stock Option Agreement for Directors under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Option Plan.

10.25†*	Form of Registrant’s Grant Agreement for Deferred Stock Units under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan.

10.26*++	Credit Agreement entered into as of July 27, 2007 by and between the Registrant and Bank of America, N.A.

21*	List of Subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.3**	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act with respect to Amendment No. 1 to the Annual Report on Form 10-K.

31.4**	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act with respect to Amendment No. 1 to the Annual Report on Form 10-K.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory arrangement.

*	Filed previously.

**	Filed herewith.

++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.