Form 10-Q
period 2008-03-28
VARIAN MEDICAL SYSTEMS INC
filed 2008-05-06
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 125,621,447 shares of common stock, par value $1 per share, outstanding as of April 25, 2008.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended March 28, 2008

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Revenues:
Product	$428,781	$359,359	$793,117	$677,182
Service contracts and other	98,753	83,323	192,950	153,358

Total revenues	527,534	442,682	986,067	830,540

Cost of revenues:
Product	259,363	207,542	473,923	398,475
Service contracts and other	57,029	49,971	110,156	86,746

Total cost of revenues	316,392	257,513	584,079	485,221

Gross margin	211,142	185,169	401,988	345,319
Operating expenses:
Research and development	32,144	28,460	61,183	55,426
Selling, general and administrative	75,934	70,261	153,405	133,403

Total operating expenses	108,078	98,721	214,588	188,829

Operating earnings	103,064	86,448	187,400	156,490
Interest income	2,738	3,385	5,548	6,873
Interest expense	(1,174)	(1,363)	(2,470)	(2,405)

Earnings from operations before taxes	104,628	88,470	190,478	160,958
Taxes on earnings	33,265	27,519	63,636	50,506

Net earnings	$71,363	$60,951	$126,842	$110,452

Net earnings per share - Basic	$0.57	$0.48	$1.02	$0.86

Net earnings per share - Diluted	$0.56	$0.46	$0.99	$0.83

Weighted average shares used in the calculation of:
Net earnings per share - Basic	125,158	128,205	124,960	128,689

Net earnings per share - Diluted	128,035	131,868	127,881	132,509

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	March 28, 2008	September 28, 2007 (1)
Assets
Current assets:
Cash and cash equivalents	$360,056	$263,246
Accounts receivable, net of allowance for doubtful accounts of $3,917 at March 28, 2008 and $3,859 at September 28, 2007	521,924	507,040
Inventories	268,517	233,743
Prepaid expenses and other current assets	70,814	49,590
Deferred tax assets	126,027	106,610

Total current assets	1,347,338	1,160,229
Property, plant and equipment, net	195,473	171,654
Goodwill	215,676	205,553
Other assets	158,454	146,939

Total assets	$1,916,941	$1,684,375

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$109,388	$92,600
Accrued expenses	249,928	299,052
Deferred revenues	134,875	101,839
Short-term borrowings	73,000	41,000
Current maturities of long-term debt	8,978	8,970
Product warranty	54,959	51,290
Advance payments from customers	199,638	186,936

Total current liabilities	830,766	781,687
Long-term debt	40,270	40,386
Other long-term liabilities	138,174	40,847

Total liabilities	1,009,210	862,920
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 125,507 and 125,215 shares issued and outstanding at March 28, 2008 and at September 28, 2007, respectively	125,507	125,215
Capital in excess of par value	371,947	311,411
Retained earnings	414,820	395,742
Accumulated other comprehensive loss	(4,543)	(10,913)
Total stockholders’ equity	907,731	821,455

Total liabilities and stockholders’ equity	$1,916,941	$1,684,375

(1)	The condensed consolidated balance sheet as of September 28, 2007 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(In thousands)	March 28, 2008	March 30, 2007
Cash flows from operating activities:
Net earnings	$126,842	$110,452
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	18,656	23,013
Tax benefits from exercises of share-based payment awards	17,830	13,430
Excess tax benefits from share-based compensation	(16,049)	(12,513)
Depreciation	15,383	12,532
Provision for doubtful accounts receivable	212	111
Loss on disposal of property, plant and equipment	54	55
Amortization of intangible assets	2,384	2,548
Deferred taxes	(2,459)	(5,842)
Net change in fair value of derivatives and underlying commitments	(655)	(1,858)
(Income) loss on equity investment in affiliate	755	(28)
Other	(1,410)	29
Changes in assets and liabilities:
Accounts receivable	23,522	75,532
Inventories	(31,355)	(60,458)
Prepaid expenses and other current assets	(13,451)	(4,129)
Accounts payable	8,130	(7,408)
Accrued expenses	(25,983)	(13,785)
Deferred revenues	33,036	(25,187)
Product warranty	3,640	3,880
Advance payments from customers	10,451	13,542
Other long-term liabilities	6,282	523

Net cash provided by operating activities	175,815	124,439

Cash flows from investing activities:
Proceeds from maturities or sale of marketable securities	—	193,470
Purchases of marketable securities	—	(99,900)
Acquisition of business, net of cash acquired	(1,186)	(26,792)
Purchases of property, plant and equipment	(38,562)	(25,387)
Equity investment in affiliate	—	(10,915)
(Increase) decrease in cash surrender value of life insurance	2,054	(4,155)
Note repayment (receivable) from affiliate and other, net	(964)	616
Proceeds from disposal of property, plant and equipment	68	656
Other, net	(152)	(1,932)

Net cash provided by (used in) investing activities	(38,742)	25,661

Cash flows from financing activities:
Repurchases of common stock	(114,560)	(152,911)
Proceeds from issuance of common stock to employees	50,621	23,590
Net borrowings under line of credit agreements	32,000	—
Excess tax benefits from share-based compensation	16,049	12,513
Employees’ taxes withheld and paid for restricted performance shares and restricted stock	(340)	(63)
Repayment of mandatorily redeemable financial instrument	—	(11,771)
Repayments of bank borrowings	(108)	(100)

Net cash used in financing activities	(16,338)	(128,742)

Effects of exchange rate changes on cash and cash equivalents	(23,925)	(5,088)
Net increase in cash and cash equivalents	96,810	16,270
Cash and cash equivalents at beginning of period	263,246	272,508

Cash and cash equivalents at end of period	$360,056	$288,778

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Varian Medical Systems, Inc. (“VMS”) and subsidiaries (collectively, the “Company”) designs, manufactures, sells and services equipment and software for treating cancer with radiotherapy, stereotactic radiosurgery and brachytherapy. The Company also designs, manufactures, sells and services X-ray tubes for original equipment manufacturers; replacement X-ray tubes; and flat panel digital image detectors for filmless X-rays in medical, dental, veterinary, scientific and industrial applications. It designs, manufactures, sells and services linear accelerators, image detectors, image processing software and cargo screening systems for security and inspection purposes. The Company also develops and services proton therapy systems for cancer treatment; and it designs, manufactures, sells and services scientific instruments used in physics research.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2008 is the 52-week period ending September 26, 2008, and fiscal year 2007 was the 52-week period ended September 28, 2007. The fiscal quarters ended March 28, 2008 and March 30, 2007 were both 13-week periods.

Principles of Consolidation

The consolidated financial statements include those of VMS and its subsidiaries. Significant intercompany balances, transactions, and stock holdings have been eliminated in consolidation.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 28, 2007. In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of March 28, 2008 and September 28, 2007, results of operations for the three and six months ended March 28, 2008 and March 30, 2007, and cash flows for the six months ended March 28, 2008 and March 30, 2007. The results of operations for the three and six months ended March 28, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1 (“FSP No. 157-1”) and FSP No. FAS 157-2 (“FSP No. 157-2”). FSP No. 157-1 amends SFAS 157 to exclude from its scope SFAS No. 13, Accounting for Leases (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. SFAS 157 and FSP No. 157-1 will be effective beginning in the Company’s first quarter of fiscal 2009. FSP No. 157-2 delays the effective date of SFAS 157 for nonfinancial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to the Company’s first quarter of fiscal year 2010. The Company is currently assessing the impact that SFAS 157 may have on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires the Company to (a) recognize a plan’s funded status in its statement of financial position, (b) measure a plan’s assets and the obligations that determine its funded status as of the end of the Company’s fiscal year and (c) recognize changes in the funded status of a defined benefit plan in the year in which the changes occur through other comprehensive income. The Company adopted the requirement to

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

recognize the funded status of a defined benefit plan and the disclosure requirements in the fourth quarter of fiscal year 2007. Please refer to Note 9 “Retirement Plans” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2007 for a discussion of the effects of adopting the recognition provisions and disclosure requirements of SFAS 158. The Company is not required to adopt the measurement date provisions until fiscal year 2009. The Company is assessing the potential impact, if any, that the measurement date provision of SFAS 158 may have on its consolidated financial position, results of operations or cash flows. Based on the evaluation to date, the Company does not believe the adoption of the measurement date provisions of SFAS 158 will have a material impact on its consolidated financial position, results of operations and cash flows.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company in the second quarter of fiscal year 2009. The Company is currently evaluating this Statement and has not yet fully determined its effect, if any, on its consolidated its consolidated financial position, results of operations and cash flows.

Reclassifications

Certain financial statement items have been reclassified to conform to the current quarter’s format. These reclassifications had no impact on previously reported net earnings.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

2. BALANCE SHEET COMPONENTS:

The components of inventories are as follows:

(In millions)	March 28, 2008	September 28, 2007
Raw materials and parts	$139.3	$124.2
Work-in-progress	41.8	41.5
Finished goods	87.4	68.0

Total inventories	$268.5	$233.7

The components of other long-term liabilities are as follows:

(In millions)	March 28, 2008	September 28, 2007
Long-term income taxes payable	$97.2	$—
Other	41.0	40.8

Total other long-term liabilities	$138.2	$40.8

The “Other” category primarily consisted of accruals for environmental costs, accrued pension and post-retirement benefits and deferred income tax liabilities.

As a result of the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109 (“FIN 48”) in the first quarter of fiscal year 2008, liabilities for unrecognized tax benefits were reclassified to “Other Long-term Liabilities” from “Accrued Expenses.” Please refer to further discussion of the adoption of FIN 48 in Note 10 “Income Taxes” of the Notes to the Condensed Consolidated Financial Statements.

3. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” on the Condensed Consolidated Balance Sheets as follows:

(In millions)	March 28, 2008	September 28, 2007
Intangible Assets:
Acquired existing technology	$21.7	$21.1
Patents, licenses and other	14.5	14.2
Customer contracts and supplier relationships	10.5	10.2
Accumulated amortization	(32.0)	(29.5)

Net carrying amount	$14.7	$16.0

Amortization expense for intangible assets required to be amortized under SFAS No.142, Goodwill and Other Intangible Assets (“SFAS 142”) was $1.2 million and $1.3 million for the three months ended March 28, 2008 and March 30, 2007, respectively, and $2.4 million and $2.6 million for the six months ended March 28, 2008 and March 30, 2007, respectively. At March 28, 2008, the Company estimated amortization expense on a straight-line basis for the remaining six months of fiscal year 2008, fiscal years 2009 through 2012, and thereafter, to be as follows (in millions): $2.2, $3.8, $3.2, $2.4, $1.6 and $1.5.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table reflects goodwill allocated to the Company’s reportable segments and the “Other” category:

(In millions)	March 28, 2008	September 28, 2007
Oncology Systems	$125.0	$125.0
X-ray Products	3.2	0.5
Other	87.5	80.1

Total	$215.7	$205.6

4. RELATED PARTY TRANSACTIONS

In fiscal years 1999 and 2000, VMS invested a total of $5 million in a three member consortium for a 20% ownership interest in dpiX Holding LLC (“dpiX Holding”), which in turn invested $25 million for an 80.1% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin-film transistor arrays (“flat panels”) for the Company’s X-ray Products’ digital image detectors and for its Oncology Systems’ On-Board Imager® and PortalVisionTM imaging products. VMS had the right to appoint one manager of the five person board of managers and the investment was accounted for under the equity method. In accordance with the dpiX Holding agreement, net losses were to be allocated to the other two members, in succession, until their capital accounts equaled zero, then to the three members in accordance with their ownership interests. The dpiX Holding agreement also provided that net profits were to be allocated to the other two members, in succession, until their capital accounts equaled the net losses previously allocated, then to the three members in accordance with their ownership interests.

In September 2004, VMS acquired another member’s 20% ownership interest in dpiX Holding for $1 million. As a result, VMS has the right to appoint two managers of the five person board of managers and its ownership interest in dpiX Holding increased to 40% with the remaining 60% being held by the other original member. When VMS acquired this additional 20% ownership interest, the capital account of the selling member was nearly zero because it was the first in the consortium to be allocated losses. As a result, when dpiX Holding recorded net profits after VMS acquired the additional 20% ownership interest, VMS was the first to be allocated net profits to recover previously allocated losses. VMS recorded income on the equity investment in dpiX Holding of $0.2 million and $11,000 in each the three months ended March 28, 2008 and March 30, 2007, respectively. VMS recorded a loss on the equity investment in dpiX Holding of $0.8 million in the six months ended March 28, 2008 and income on the equity investment in dpiX Holding of $28,000 in the six months ended March 30, 2007. Incomes and losses on the equity investment in dpiX Holding are included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings.

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

In December 2004, VMS agreed to loan $2 million to dpiX in four separate installments, with the loan bearing interest at prime plus 1% per annum. The principal balance is due and payable to VMS in twelve equal quarterly installments that began in October 2006; interest is payable in full according to the same quarterly schedule, which began in April 2005; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable thereunder, is due and payable on July 10, 2009. The note receivable from dpiX totaled $1.0 million and $1.3 million at March 28, 2008 and September 28, 2007, respectively. The current portion of the note receivable was included in “Prepaid Expense and Other Current Assets” and the long-term portion was included in “Other Assets” in the Condensed Consolidated Balance Sheet.

In March 2006, VMS and the other member of dpiX Holding agreed to invest an aggregate $92 million in dpiX Holding, with each member’s contribution based on its percentage ownership interest in dpiX Holding, for dpiX to acquire and construct a manufacturing facility in Colorado to increase its production capacity. As of March 28, 2008 and September 28, 2007, VMS’s contribution of $36.8 million to dpiX Holding for the Colorado manufacturing facility was included in “Other assets” in the Condensed Consolidated Balance Sheets.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In February 2008, VMS agreed to loan an additional $1.6 million to dpiX, with the loan bearing interest at prime plus 1% per annum. The principal balance is due and payable to VMS in twelve equal quarterly installments beginning in January 2010; interest is payable in full according to the same quarterly schedule beginning in April 2008; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable hereunder, is due and payable on October 10, 2012. The additional note receivable from dpiX of $1.6 million was included in “Other Assets” in the Condensed Consolidated Balance Sheet at March 28, 2008.

During the three months ended March 28, 2008 and March 30, 2007, the Company purchased glass transistor arrays from dpiX totaling approximately $6.1 million and $4.6 million, respectively. Glass transistor arrays purchased from dpiX totaled $11.6 million for the six months ended March 28, 2008 and $11.1 million for the six months ended March 30, 2007. These purchases of flat panels are included as a component of “Inventory” in the Condensed Consolidated Balance Sheets and “Cost of revenues—product” in the Condensed Consolidated Statements of Earnings for these periods.

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

The following table reflects the change in the Company’s accrued product warranty during the six months ended March 28, 2008 and March 30, 2007:

	Six Months Ended
(In millions)	March 28, 2008	March 30, 2007
Accrued product warranty, at beginning of period	$51.3	$43.0
Charged to cost of revenues	25.4	23.4
Actual product warranty expenditures	(21.7)	(18.9)

Accrued product warranty, at end of period	$55.0	$47.5

6. LINE OF CREDIT

In July 2007, the Company entered into a Credit Agreement with Bank of America, N.A. (“BofA”) providing for an unsecured revolving credit facility that enables the Company to borrow and have outstanding at any given time a maximum of $100 million (the “BofA Credit Facility”). Borrowings under of the BofA Credit Facility may be used for working capital, capital expenditures, permitted acquisitions and other lawful corporate purposes. The BofA Credit Facility will expire, if not extended by mutual agreement of the Company and BofA, on July 27, 2009. Borrowings under the BofA Credit Facility accrue interest either (i) based on the London InterBank Offered Rate (“LIBOR”) plus a margin of ..45% to .70% based on a leverage ratio involving funded indebtedness and earnings before interest, tax and depreciation and amortization (“EBITDA”) or (ii) based upon a base rate of either the federal funds rate plus .5% or BofA’s announced prime rate, whichever is greater, plus a margin of 1.75% to 2.25% based on a

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

leverage ratio involving funded indebtedness and EBITDA, depending upon instructions from the Company to BofA. The Company may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate are adjustable daily. The Company may prepay, reduce or terminate the commitment without penalty. The Company pays commitment fees at an annual rate of .1% to .15% based on a leverage ratio involving funded indebtedness and EBITDA. The BofA Credit Facility also provides $25 million to support letters of credit issued on behalf of the Company, of which none were outstanding as of March 28, 2008.

At March 28, 2008, the outstanding balance on the BofA Credit Facility was $70 million with a weighted average interest rate of 3.30%. At September 28, 2007, $41 million was outstanding under the BofA Credit Facility with a weighted average interest rate of 6.04%.

The BofA Credit Facility contains customary affirmative and negative covenants for facilities of this type. The Company has also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets. As of March 28, 2008 and September 28, 2007, the Company was in compliance with all covenants.

In March 2008, the Company entered into an agreement with BNP Paribas, providing for an uncommitted credit facility that enables the Company to borrow up to a maximum of $15 million (the “BNP Credit Facility”). Borrowings under the BNP Credit Facility may be used for working capital, capital expenditures, permitted acquisitions and other lawful corporate purposes. This uncommitted BNP Credit Facility can be terminated at any time by the Company or BNP Paribas. Based on instructions from the Company to BNP Paribas, borrowings under the BNP Credit Facility accrue interest based on either LIBOR or the prime rate index plus a margin set by the bank at the time of the borrowing. Borrowing periods are set at the time of the borrowing and can range from one to 30 days in duration. The Company may prepay any amount outstanding under this Facility with notice to BNP Paribas. As of March 28, 2008, $3 million was outstanding under the BNP Credit Facility with a weighted average interest rate of 3.73%.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has significant transactions denominated in foreign currencies and addresses certain of those financial exposures through a program of risk management that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and typically hedges certain of these larger foreign currency sales orders when they are not in the subsidiaries’ functional currency. Those foreign currency sales orders that fit our risk management policy criteria are hedged using forward contracts. The Company may use other derivative instruments in the future. The Company enters into forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into forward contracts for speculative or trading purposes. The forward contracts range from one to twelve months in maturity. As of March 28, 2008, the Company did not have any forward contracts with an original maturity greater than twelve months.

The Company accounts for its hedges of foreign currency denominated sales orders (firm commitments) as fair value hedges as prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities (“SFAS 133”). For the three and six months ended March 28, 2008, there were no material gains or losses due to hedge ineffectiveness. At March 28, 2008, the Company had forward contracts for fair value hedges with notional values to sell and purchase of $127.3 million and $23.6 million, respectively, in various foreign currencies. At March 28, 2008, substantially all of the open forward contracts were deemed effective.

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

8. COMMITMENTS AND CONTINGENCIES

Environmental Remediation Liabilities

The U.S. Environmental Protection Agency (“EPA”) or third parties have named the Company as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at nine sites where the Company, as Varian Associates, Inc., was alleged to have shipped manufacturing waste for recycling or disposal and, as a PRP, the Company may have an obligation to reimburse the EPA or other third parties for cleanup costs at these sites. In addition, the Company is overseeing environmental cleanup projects and, as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities. Under the terms of the agreement governing the spin-offs of Varian, Inc. (“VI”) and Varian Semiconductor Equipment Associates, Inc. (“VSEA”) by the Company in 1999, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $0.2 million and $0.3 million (net of amounts borne by VI and VSEA) during the three months ended March 28, 2008 and March 30, 2007, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs. The Company spent $0.5 million (net of amounts borne by VI and VSEA) during each of the six months ended March 28, 2008 and March 30, 2007, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.

Various uncertainties make it difficult to estimate, or determine the likelihood within a range of estimates of, the project management costs, legal costs and costs of certain third-party claims at all of the sites and facilities. In addition, for the nine sites and one of the facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future cost of such activities. As of March 28, 2008, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs for these ten locations, as well as project management costs, legal costs and the costs of certain third party-claims for all locations ranged in the aggregate from $3.3 million to $7.5 million. Management believes that no amount in the range of estimated future costs is more probable of being incurred than any other amount in the range and therefore accrued $3.3 million for these cleanup projects as of March 28, 2008. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

As to all other facilities, the Company has gained sufficient knowledge to better estimate the scope and costs of future cleanup activities based upon formal agreements with other parties defining the Company’s future liabilities or formal cleanup plans that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the facility. As of March 28, 2008, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in the aggregate from $8.3 million to $36.4 million. The time frames over which these cleanup project costs are estimated vary, ranging from 2 years to 30 years as of March 28, 2008. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $16.4 million at March 28, 2008. The Company accordingly accrued $11.5 million, which represents its best estimate of the future costs of $16.4 million discounted at 4%, net of inflation. This accrual is in addition to the $3.3 million described in the preceding paragraph.

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

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial strength of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurance company agreed to pay a portion of the Company’s past and future environmental-related expenditures. Accordingly, the Company recorded a receivable of $2.9 million at each of March 28, 2008 and September 28, 2007, which was primarily included in “Other assets” in the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has in the past paid the claims that the Company has made.

Acquisition-Related Commitments/Obligations

When the Company acquired ACCEL Instruments GmbH (“ACCEL”) in January 2007, ACCEL was involved in a contract-related lawsuit. Subsequent to the acquisition, the Company settled this lawsuit and agreed to perform under a new contract for a fixed price. From January to September 2007, the Company gathered information related to the expected cost of satisfying its contract commitment and completed its assessment as of September 28, 2007. As a result, the final purchase price allocation of ACCEL included a loss accrual related to this contingency of €28.3 million. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Consolidated Statement of Earnings in the periods these variances arise. As of March 28, 2008, the actual costs incurred were consistent with the estimated costs for the contract.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

9. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Three Months Ended		Six Months Ended
(In thousands)	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Defined Benefit Plans
Service cost	$487	$1,219	$944	$2,404
Interest cost	1,313	1,063	2,618	2,106
Settlement gain	(587)	—	(587)	—
Expected return on plan assets	(1,541)	(1,126)	(3,073)	(2,253)
Amortization of prior service cost	38	30	74	61
Recognized actuarial loss	128	235	257	471

Net pension benefit cost (income)	$(162)	$1,421	$233	$2,789

Post-Retirement Benefit Plans
Interest cost	$91	$94	$183	$188
Amortization of transition amount	124	123	247	246
Amortization of prior service cost	1	1	2	2
Recognized actuarial loss	4	6	8	11

Net pension benefit cost	$220	$224	$440	$447

The Company made contributions to the defined benefit plans of $2.3 million during the six months ended March 28, 2008. The Company currently expects total contributions to the defined benefit plans for fiscal year 2008 will be approximately $3.1 million. The Company made contributions to the post-retirement benefit plans of $0.3 million during the six months ended March 28, 2008. The Company currently expects total contributions to the post-retirement benefit plans for fiscal year 2008 will be approximately $0.6 million.

10. INCOME TAXES

Effective as of the beginning of fiscal year 2008, the Company adopted the provisions of FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that, based on the technical merits, the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The amount of unrecognized tax benefits did not change by a significant amount during the six months ended March 28, 2008. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

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

The Company’s effective tax rate was 31.8% for the three months ended March 28, 2008, compared to 31.1% in the same period of fiscal year 2007. The increase in our effective tax rate was primarily due to an increase in the average tax rate applicable to non-U.S. earnings. For the six months ended March 28, 2008, the Company’s effective tax rate was 33.4%, compared to 31.4% in the same period of fiscal year 2007. The increase was primarily due to: (i) the application of the principles and methodologies of FIN 48 to the Company’s current period activity, including the recognition of interest expense and penalties, classified as tax expense, for tax positions taken relative to the current and prior periods, which resulted in an addition to the liability for uncertain tax positions, and (ii) the inclusion in the year-ago period of a tax benefit associated with the retrospective reinstatement of the federal research and development tax credit, which had previously expired on December 31, 2005.

The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and the Company’s domestic earnings are subject to state income taxes.

11. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On July 24, 2007, VMS’s Board of Directors approved the repurchase up to 12,000,000 shares of VMS common stock during the period beginning on July 30, 2007 through December 31, 2008. During the six months ended March 28, 2008, the Company paid $114.6 million to repurchase 2,419,842 shares of VMS common stock, of which $73.4 million was paid during the three months ended March 28, 2008 to repurchase 1,499,842 shares. All shares that have been repurchased have been retired. As of March 28, 2008, the Company could repurchase up to an additional 8,580,158 shares of VMS common stock under the July 24, 2007 authorization.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Comprehensive Earnings

The components of comprehensive earnings are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Net earnings	$71,363	$60,951	$126,842	$110,452
Other comprehensive income, net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of transition obligation included in net periodic benefit cost	75	—	150	—
Amortization of prior service cost included in net periodic benefit cost	35	—	67	—
Amortization of net actuarial loss included in net periodic benefit cost	95	—	190	—

	205	—	407	—
Currency translation adjustment	5,229	—	5,963	—

Other comprehensive income	5,434	—	6,370	—

Total comprehensive earnings	$76,797	$60,951	$133,212	$110,452

12. EMPLOYEE STOCK PLANS

In February 2008, VMS’s stockholders approved an amendment to the Second Amended and Restated 2005 Omnibus Stock Plan, which increased the number of shares available for grant under the plan by 2,600,000 shares.

The table below summarizes the share-based compensation expense under SFAS 123(R), Share-Based Payment (“SFAS 123(R)”):

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Cost of revenues- Product	$926	$1,097	$1,942	$2,243
Cost of revenues- Service contracts and other	823	888	1,603	1,754
Research and development	1,045	1,212	2,093	2,560
Selling, general and administrative	6,452	8,873	13,018	16,459
Taxes on earnings	(3,069)	(4,109)	(6,214)	(7,853)

Net decrease in net earnings	$6,177	$7,961	$12,442	$15,163

Increase (decrease) on:
Cash flows from operating activities (1)	$(5,246)	$(4,881)	$(16,049)	$(12,513)
Cash flows from financing activities (1)	$5,246	$4,881	$16,049	$12,513

(1)	Amounts represent excess tax benefits from share-based compensation.

During the three months and six months ended March 28, 2008, total share-based compensation expense recognized in earnings before taxes was $9.3 million and $18.7 millions, respectively, and the total related recognized tax benefit was $3.1

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

million and $6.2 million, respectively. During the three months and six months ended March 30, 2007, total share-based compensation expense recognized in earnings before taxes was $12.1 million and $23.0 million, respectively, and the total related recognized tax benefit was $4.1 million and 7.8 million, respectively. Total share-based compensation expense capitalized as part of inventory for the three and six months ended March 28, 2008 was $0.4 million and $1.0 million, respectively. Total share-based compensation expense capitalized as part of inventory for the three and six months ended March 30, 2007 was $0.7 million and $1.3 million, respectively.

The fair value of options granted and the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Employee Stock Option Plans
Expected term (in years)	4.31	4.20	4.31	4.31
Risk-free interest rate	2.6%	4.7%	2.6%	4.6%
Expected volatility	29.7%	28.7%	29.7%	29.3%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$15.43	$15.40	$15.41	$16.00
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	1.5%	5.1%	2.4%	5.0%
Expected volatility	24.0%	18.7%	23.1%	20.3%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$9.35	$10.09	$9.30	$10.58

Activity under the Company’s employee stock plans is presented below:

		Options Outstanding
(In thousands, except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (3)
Balance at September 28, 2007	3,304	15,585	$33.75
Authorized	2,600
Granted (1)	(2,541)	1,170	52.54
Cancelled or expired (2)	106	(83)	49.84
Exercised	—	(2,027)	22.25

Balance at March 28, 2008	3,469	14,645	$36.75	5.8	$175,173

Exercisable at March 28, 2008		11,583	$32.97	5.3	$174,725

(1)	During the six months ended March 28, 2008, VMS granted certain employees an aggregate of 531,187 shares of restricted common stock and awarded to its directors an aggregate of 17,307 deferred stock units under the Second Amended and Restated 2005 Omnibus Stock Plan.

(2)	During the six months ended March 28, 2008, VMS cancelled 1,000 deferred stock units that had been granted to a director who resigned during the first quarter of fiscal year 2008 and cancelled 1,110 shares of restricted common stock that had previously been granted to employees under the Second Amended and Restated 2005 Omnibus Stock Plan. In addition, VMS cancelled 6,613 shares of restricted common stock that were tendered to VMS for employees’ taxes withheld for vested restricted common stock under the Amended and Restated 2005 Omnibus Stock Plan.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

During the six months ended March 28, 2008, VMS cancelled stock options for 1,116 shares that were granted prior to the spin-offs of VI and VESA. Such shares do not become available for grant following cancellation.

(3)	The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $47.18 as of March 28, 2008 and which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 28, 2008, there was $38 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.7 years.

The activity for restricted stock, restricted performance shares and deferred stock units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Balance at September 28, 2007	348	$44.38
Granted	548	52.53
Vested	(26)	51.11
Cancelled or expired	(2)	51.25

Balance at March 28, 2008	868	$49.31

As of March 28, 2008, unrecognized compensation expense totaling $37.5 million was related to restricted stock and deferred stock units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 3.4 years.

13. EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period. Diluted net earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares under the treasury method.

The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Net earnings	$71,363	$60,951	$126,842	$110,452

Basic weighted average shares outstanding	125,158	128,205	124,960	128,689
Dilutive effect of potential common shares	2,877	3,663	2,921	3,820

Diluted weighted average shares outstanding	128,035	131,868	127,881	132,509

Net earnings per share — Basic	$0.57	$0.48	$1.02	$0.86

Net earnings per share — Diluted	$0.56	$0.46	$0.99	$0.83

Pursuant to SFAS 123(R), the Company excludes shares underlying stock options from the computation of diluted weighted average shares outstanding if the per share value, including the sum of (a) the exercise price of the options and (b) the amount of the

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

compensation cost attributed to future services and not yet recognized, is greater than the average market price of the shares, because the inclusion of the shares underlying these stock options would be antidilutive to earnings per share. Accordingly, stock options to purchase 4,602,089 shares and 4,421,343 shares at average exercise prices of $50.99 and $50.62 per share, respectively, were excluded from the computation of diluted weighted average shares outstanding for the three months ended March 28, 2008 and March 30, 2007, respectively. Stock options to purchase 6,083,715 shares and 4,349,053 shares at average exercise prices of $50.80 and $50.46 per share, respectively, were excluded from the computation of diluted weighted average shares outstanding for the six months ended March 28, 2008 and March 30, 2007, respectively.

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

The following table summarizes selected operating results information for each business segment:

	Three Months Ended		Six Months Ended
(In millions)	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Revenues
Oncology Systems	$420	$358	$781	$675
X-ray Products	75	66	145	128

Total reportable segments	$495	$424	$926	$803
Other	32	19	60	28

Total company	$527	$443	$986	$831

Operating Earnings
Oncology Systems	$101	$90	$185	$159
X-ray Products	17	16	35	31

Total reportable segments	$118	$106	$220	$190
Other	(1)	(4)	(4)	(5)
Corporate	(14)	(16)	(29)	(29)

Total company	$103	$86	$187	$156

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of March 28, 2008, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended March 28, 2008 and March 30, 2007 and the condensed consolidated statement of cash flows for the six-month periods ended March 28, 2008 and March 30, 2007. These interim financial statements are the responsibility of the Company’s management.

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

May 5, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (“we,” “our,” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission, or SEC, or other reasons. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as intensity-modulated radiation therapy, or IMRT, image-guided radiation therapy, or IGRT, brachytherapy, software, treatment techniques, stereotactic radiosurgery, filmless X-rays, security and inspection products, proton therapy products and scientific research instrument products; growth drivers; orders, revenues, backlog or earnings growth; future financial results and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “will,” “would,” “could,” “estimate,” “continue,” “grow,” “based on,” “may,” “intended,” “potential,” “promising,” “hope,” “optimistic” “on-going,” “likely,” and “possible” or similar statements are forward-looking statements. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Overview

For the second quarter of fiscal year 2008, revenues were up 19%, operating earnings rose by 19% and net earnings per diluted share were up 22% from the second quarter of fiscal year 2007. Gross margin decreased by almost two percentage points in the second quarter of fiscal year 2008 over the year-ago period. Net orders for the second quarter of fiscal year 2008 were down 2% over the year-ago quarter, which included $47 million in orders backlog from the acquisition of ACCEL Instruments GmbH, or ACCEL, while growing in the double digits for both our Oncology Systems and X-ray Products business segments. Backlog at the end of the second quarter of fiscal year 2008 increased 15% from the end of the second quarter of last year.

Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufacturers, sells and services hardware and software products for treating cancer with radiotherapy, stereotactic radiosurgery and brachytherapy. Products include linear accelerators, brachytherapy afterloaders, treatment simulation and verification equipment and accessories; as well as information management, treatment planning and image processing software.

In our view, the fundamental market drivers for long-term growth in radiation therapy, stereotactic radiosurgery and brachytherapy continue to be the rising cancer incidence; technology advances and product developments that are leading to improvements in patient care; customer demand for more advanced, effective and comfortable cancer treatments, such as intensity modulated radiation therapy, or IMRT, image guided radiation therapy, or IGRT, stereotactic radiosurgery, brachytherapy and volumetric arc radiotherapy; competitive conditions among hospitals and clinics to offer such advanced treatments; improvement in cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. Our primary goal in the Oncology Systems business segment is to promote the adoption of more advanced and effective cancer treatments.

In the second quarter of fiscal year 2008, we saw strong demand for our new RapidArcTM radiotherapy products as more than 60 orders were placed in the first quarter that RapidArc became available for sale. This represents the strongest demand for any new Oncology Systems product in our history. Most of the orders for RapidArc came from North America, where early adopters are typically concentrated, although we also received many international orders. We believe RapidArc, which employs a sophisticated algorithm that makes our linear accelerators capable of planning and delivering a complete image-guided IMRT treatment in a single revolution of the radiation treatment beam around the patient, represents a significant advancement in imaged-guided IMRT cancer treatment and can help drive longer term demand for our linear accelerators and IMRT-related accessory products.

Customers are also recognizing IGRT and stereotactic radiosurgery as significant enhancements in curative radiation therapy. We believe treatments using IGRT technology are becoming accepted as a standard of care for radiation therapy and radiosurgery, with North America ahead of international regions in the timing of IGRT adoption. Over 75% of worldwide orders taken for our high energy and Trilogy™ linear accelerators during the second quarter of fiscal year 2008 included our On-Board Imager® product, or OBI, which enables IGRT. As of March 28, 2008, more than 830 installations of OBI for our high-energy and Trilogy accelerators were either completed or in progress. We also saw growth in orders for radiosurgery equipment, including the Novalis TxTM product suite. Novalis Tx is a combination of our Trilogy Tx linear accelerator, our OBI, our HD 120 multi-leaf collimator and other VMS and BrainLAB AG products targeted to neurosurgeons for radiosurgery.

Driven by the continued adoption of IGRT technology, Oncology Systems international revenues grew significantly in the second quarter and the first half of fiscal year 2008 over the year-ago periods, while North American revenues experienced modest growth during the same periods. Oncology Systems North American net orders grew in the second quarter of fiscal year 2008 over the same period in fiscal year 2007 in which net orders had declined, while international net orders had modest growth over the year-ago quarter in which net orders grew significantly. This net order increase was primarily attributable to demand for our newly introduced RapidArc products and growth in various product lines and in our service business.

We believe regional fluctuations in demand are consistent with an observed historical pattern where the international regions follow North America in the adoption of new technology. We are also seeing fast adoption rates among the early adopters for RapidArc and IGRT products, which may lead to more compressed growth cycles. Additionally, we see the purchasing cycle lengthening for some customers, which we believe results from a more complex decision-making process associated with large dollar value transactions for more sophisticated IGRT and surgical equipment, and other technical advances. Revenues are influenced by the timing of product shipments in accordance with planned customer-requested delivery dates. These factors may contribute to greater fluctuations in our Oncology Systems net orders and revenues.

Oncology Systems gross margin decreased in the second quarter and the first six months of fiscal year 2008 compared to the same periods in fiscal year 2007 due to a decrease in product gross margins as a result primarily of the geographic mix shift towards a higher proportion of international revenues, which typically have lower margins than revenues from North America, and losses from currency hedging contracts. We use currency hedging contracts to reduce the effects of fluctuating foreign currency exchange rates on our gross margin dollars. Both revenues and losses from currency hedging contracts increased in the second quarter of fiscal year 2008 over the year-ago period due to the weakening of the U.S. dollar. While higher revenues and higher losses from currency hedging contracts had minimal net impact to the gross margin dollar, it negatively affected the gross margin percentage.

Our success in Oncology Systems largely depends upon our ability to retain leadership in technological innovation, the reliability and cost effectiveness of our products, the efficacy of our treatment technology and external economic influences. Factors affecting the adoption rate of new technologies such as IGRT and RapidArc could include their more-widely demonstrated efficacy and acceptance of these technologies and our internal efficiency in design, documentation and testing, and deployment and installation of our new technologies and products. Additional factors could include customer training on the use of our new technologies or related products and our ability to educate customers about the cost effectiveness of our new technologies and clinical outcome advantages. External economic influences could include financial strength of our customers, the availability of credit to our customers, foreign currency exchange rates, significant changes to Medicare and Medicaid reimbursement rates for radiotherapy and brachytherapy procedures and radiosurgery in the United States, government budgeting and tendering cycles and governmental healthcare policies.

X-Ray Products. Our X-ray Products business segment manufactures and sells (i) X-ray tubes for use in a range of applications including computed tomography, or CT, scanning, radiographic or fluoroscopic imaging, mammography, special procedures and industrial applications and (ii) flat panel digital image detectors for filmless X-ray imaging (commonly referred to as flat panel detectors or digital image detectors), which are an alternative to image intensifier tubes for fluoroscopy and X-ray film and computed radiography, CR, systems for radiography. We continue to view the fundamental growth driver for this business to be the on-going success of key X-ray imaging original equipment manufacturers, or OEMs, that incorporate our X-ray tube products and flat panel detectors into their medical diagnostic, dental, veterinary and industrial imaging systems. Our flat panel detectors are being incorporated into new filmless X-ray imaging equipment for medical diagnostics, dental imaging, veterinary care and industrial inspection. X-ray Products’ net orders and revenues grew in the second quarter of fiscal year 2008 over the same period of fiscal year 2007 due primarily to increased demand for our flat panel detectors and, to a lesser extent, growth in demand for X-ray tube products.

In the second quarter and the first six months of fiscal year 2008, we saw a decline in X-ray Products gross margin over the year-ago periods, primarily due to increased raw material costs and quality costs for both X-ray tube products and flat panel detectors and product mix shift toward sales of lower margin products.

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

Other. The “Other” category is comprised of Security and Inspection Products, or SIP (including Bio-Imaging Research, Inc., or BIR, which we acquired in the third quarter of fiscal year 2007), the ACCEL Proton Therapy and Research Instruments businesses, and the operations of the Ginzton Technology Center, or GTC. (Please refer to Note 14 “Segment Information” of the Notes to the Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q.)

SIP designs, manufactures, sells and services Linatron® X-ray accelerators, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. SIP also designs, manufactures, sells and services IntellX, an imaging product for cargo screening. We generally sell SIP products to OEMs who incorporate our products into their inspection systems, which are then sold to customs agencies and other government and military agencies, as well as to commercial private parties in the casting, power, aerospace, chemical, petro-chemical and automotive industries.

We believe growth in the SIP business will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to inspect shipments and verify manifests for assessing duties and taxes. This business is heavily influenced by U.S. and foreign government policies on national and homeland security, border protection and customs revenue activities. It is reliant on government budgets and appropriations, and it is subject to political change. We are seeing wider deployment of our Linatron X-ray accelerators for cargo screening and border protection as customers are placing orders for multiple units. While we are optimistic about SIP’s long-term potential and encouraged by the increased interest in our SIP products, use of this technology in security cargo screening and border protection is still in its early stages. Orders and revenues for our SIP products may be unpredictable as governmental agencies may place large orders with our OEM customers in a short time period and then may not place any orders for a long time period thereafter.

ACCEL supplies proton therapy systems for cancer treatment and scientific instruments for research in fundamental and applied physics. Our ACCEL Proton Therapy business develops, designs, manufactures and integrates proton therapy systems for the treatment of certain types of cancer. Proton therapy, as a clinical treatment modality, is still in its infancy and the technology is still developing. We see a high level of interest in the worldwide marketplace for this type of technology, and we intend to leverage our experience in traditional radiation therapy to help advance proton therapy. In order to realize the full potential of the ACCEL business, we are investing substantial resources to commercialize ACCEL’s advanced proton technology and to build this new business. Proton therapy facilities, nevertheless, are large scale construction projects that take three years or more to complete. With the cost of a multiple-gantry system in excess of $60 million and the total cost for a center approaching $100 million, significant customer investment and perhaps complex project financing will be required. Consequently, the customers’ decision-making cycle is very long and orders for proton therapy systems generally involve many contingencies, which need to be resolved before we will book an order. Therefore, we do not expect to book any orders without contingency for proton therapy systems in the short term and do not expect to start generating significant proton therapy systems revenues until fiscal year 2010.

The ACCEL Research Instruments division develops, manufactures and services highly customized components and systems primarily for national research laboratories worldwide for fundamental and applied physics. This market is driven by a few large projects in the billion-dollar range and an increasing number of national accelerator projects ranging from one to five hundred million dollars, that are usually publicly funded and subject to governmental and political factors. The timing of these research projects vary significantly and, accordingly, orders and revenues for this division may be unpredictable and engineering and manufacturing resources will fluctuate over time along with the resource requirements of these research projects.

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

Revenues in the “Other” category grew substantially in the second quarter of fiscal year 2008 over the same period in fiscal year 2007 primarily due to increased product revenues in our SIP business. Net orders in the second quarter of fiscal year 2008 decreased compared to the second quarter of fiscal year 2007 primarily due to the addition of $47 million in orders backlog from the acquisition of ACCEL in the second quarter of fiscal year 2007. As indicated in previous reports, we expect ACCEL to continue to be dilutive to our net earnings per diluted share in fiscal year 2008. Compared to the same periods of fiscal year 2007, net orders for our SIP business were down slightly in the second quarter of fiscal year 2008 due to timing and were up over 60% for the first half of fiscal year 2008. In April 2008, we opened a new manufacturing facility for the production of SIP products in Las Vegas.

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

Share-based Compensation Expense

Effective October 1, 2005, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), using the modified prospective transition method. We have valued our share-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes option-pricing model. The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by VMS’s stock price, as well as the input of other subjective assumptions, including the expected term of stock awards and the expected price volatility of VMS stock over the expected term of the awards.

The expected term is based on the observed and expected time to post-vesting exercise and post-vesting cancellations of stock options by our employees. Upon the adoption of SFAS 123(R), we determined the expected term of stock options based on the demographic grouping of employees and retirement eligibility. Upon the adoption of SFAS 123(R), we used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption. Blended volatility represents the weighted average of implied volatility and historical volatility. Implied volatility was derived based on six-month traded options on VMS common stock. Implied volatility is weighted in the calculation of blended volatility based on the ratio of the six-month term of the exchange-traded options to the expected lives of the employee stock options. Historical volatility represents the remainder of the weighting. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is reflective of market conditions and is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. In determining the extent of use of implied volatility, we considered: (i) the volume of market activity of traded options; (ii) the ability to reasonably match the input variables of traded options to those of stock options granted by us, including the date of grant; (iii) the similarity of the exercise prices; and (iv) the length of term of traded options. After considering the above factors, we determined that we cannot rely exclusively on implied volatility based on the fact that the term of our six-month exchange-traded options is less than one year and that it is different from the expected lives of the stock options we granted. Therefore, we believe a combination of the historical volatility over the expected lives of the stock options granted by us and the implied volatility of six-month exchange-traded options best reflects the expected volatility of our stock going forward. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Revenue Recognition

We frequently enter into sales arrangements with customers that contain multiple elements or deliverables such as hardware, software and services. Judgments as to the allocation of the proceeds received from an arrangement to the multiple elements of the arrangement, the determination of whether any undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition are critical in respect to these arrangements to ensure compliance with GAAP. In addition, the amount of product revenues recognized is affected by our judgments as to whether objective and reliable evidence of fair value exists for hardware products and vendor-specific objective evidence of the fair value for software products in arrangements with multiple elements. Changes to the elements in an arrangement and the ability to establish objective and reliable evidence of fair value or vendor-specific objective evidence of the fair value for those elements could affect the timing of revenue recognition. Revenue recognition also depends on the timing of shipment and is subject to customer acceptance and the readiness of customers’ facilities. If shipments are not made on scheduled timelines or if the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations. In addition, revenues related to certain highly customized scientific research instrument products and proton therapy commissioning service contracts, as well as highly customized image detection systems, are recognized under the percentage of completion method. Under the percentage-of-completion method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. If a loss is expected on a contract, the estimated loss would be charged to cost of sales in the period the loss is identified. Because the percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods, and because the estimates must be periodically reviewed and appropriately adjusted, if our estimates prove to be inaccurate, we may be forced to adjust revenues or even record a contract loss in later periods.

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

We evaluate goodwill and purchased assets with indefinite lives for impairment annually in accordance with SFAS 142 “Goodwill and Other Intangible Assets.” The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. We determine the fair value of our reporting units based on the present value of estimated future cash flows of the reporting units. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal years or more frequently if indicators of potential impairment arise. In the fourth quarter of fiscal year 2007, we performed goodwill impairment testing for the four reporting units that carried goodwill, Oncology Systems, X-ray Products, SIP and ACCEL, and found no impairment.

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

Effective as of the beginning of fiscal year 2008, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 contains a two-step approach to recognizing, derecognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that, based on the technical merits, the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Recognition, derecognition, and measurement are based on management’s best judgment given the facts, circumstances, and information available at the end of the accounting period. A tax benefit should be recognized in the first period in which it meets the more likely than not recognition threshold, and conversely, a tax benefit previously recognized should be derecognized in the first period in which new information results in a change in judgment in which the position fails to meet the recognition threshold. A benefit not previously recognized would be recognized when the tax position is effectively settled through examination, negotiation, or litigation with tax authorities, or when the statute of limitations for the relevant taxing authority to examine and challenge the position has expired. Our policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on earnings did not change as a result of the adoption of FIN 48.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2008 is the 52-week period ending September 26, 2008, and fiscal year 2007 was the 52-week period ended September 28, 2007. The fiscal quarters ended March 28, 2008 and March 30, 2007 were both 13-week periods.

Discussion of Financial Data for the Second Quarter and First Six Months of Fiscal Year 2008 Compared to the Second Quarter and First Six Months of Fiscal Year 2007

Total Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	March 28, 2008	March 30, 2007	Percent Change	March 28, 2008	March 30, 2007	Percent Change
Product	$428.8	$359.4	19%	$793.1	$677.2	17%
Service Contracts and Other	98.8	83.2	19%	193.0	153.3	26%

Total Revenues	$527.6	$442.6	19%	$986.1	$830.5	19%

Product as a percentage of total revenues	81%	81%		80%	82%
Service Contracts and Other as a percentage of total revenues	19%	19%		20%	18%
Revenues by region
North America	$241.8	$222.6	9%	$443.5	$418.7	6%

Europe	168.1	120.0	40%	323.3	241.5	34%
Asia	99.1	76.8	29%	186.0	135.6	37%
Rest of world	18.6	23.2	(20%)	33.3	34.7	(4%)

Total International (1)	285.8	220.0	30%	542.6	411.8	32%

Total	$527.6	$442.6	19%	$986.1	$830.5	19%

North America as a percentage of total revenues	46%	50%		45%	50%
International as a percentage of total revenues	54%	50%		55%	50%

(1)	We consider international revenues to be revenues outside of North America.

Total revenues for the second quarter and the first six months of fiscal year 2008 increased over total revenues for the same periods of fiscal year 2007 due to the increases in revenues in both business segments and the “Other” category, which includes the previously acquired ACCEL and BIR businesses.

The increase in total product revenues in the second quarter and in the first six months of fiscal year 2008 over the year-ago periods was driven by the increase in product revenues in both business segments and our “Other” businesses, as further described below. Oncology Systems service contracts revenues was the primary contributor to the total service contracts and other revenue growth in the second quarter of fiscal year 2008 over the same period in fiscal year 2007. Oncology Systems and ACCEL, which we acquired in the second quarter of fiscal year 2007, contributed to the growth in service contracts and other revenues for the first half of fiscal year 2008 over the year-ago period. The inclusion of ACCEL contract revenues beginning in the second quarter of fiscal year 2007 also caused service contracts and other revenues to represent a higher percentage of total revenues in the first six months of fiscal year 2008 over the year-ago period.

Despite a decline in the rest of the world Oncology Systems revenues, Oncology Systems was the primary contributor to the increase in international revenues for the second quarter and the first six months of fiscal year 2008 over the same periods in fiscal year 2007. During the same periods, revenue growth in X-ray Products and the “Other” category, as well as the weaker U.S. dollar, also contributed to international revenue growth. The growth in North American revenues in the second quarter and the first half of fiscal year 2008 over the year-ago periods was primarily driven by the increase in Oncology Systems North American revenue and, to a lesser extent, the North American revenue growth in X-ray Products and the “Other” category.

Oncology Systems Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	March 28, 2008	March 30, 2007	Percent Change	March 28, 2008	March 30, 2007	Percent Change
Product	$333.9	$286.5	17%	$610.5	$534.9	14%
Service Contracts (1)	87.3	71.9	21%	171.0	140.0	22%

Total Oncology Systems revenues	$421.2	$358.4	17%	$781.5	$674.9	16%

Product as a percentage of total Oncology Systems revenues	79%	80%		78%	79%
Service Contracts as a percentage of Oncology Systems revenues	21%	20%		22%	21%
Oncology Systems revenues as a percentage of total revenues	80%	81%		79%	81%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. This excludes revenues from spare parts sold by our service department.

Oncology Systems product revenues for the second quarter of fiscal year 2008 increased 17% over the same quarter in the prior year, primarily driven by higher revenues from sales of our Trilogy linear accelerator and our high energy linear accelerators. For the first half of fiscal year 2008, Oncology Systems product revenues increased 14% over the year-ago period, mainly driven by increased revenues of our high energy linear accelerators, our Trilogy linear accelerator and accessory products that enable IGRT (including our OBI). However, these revenue increases in both the second quarter and the first half of fiscal year 2008 over the year-ago periods were partially offset by the continued decline in revenues from sales of IMRT-upgrades. In addition, revenues from one of our accessory products that enables IGRT decreased in the second quarter of fiscal year 2008 compared to the second quarter of fiscal year 2007 was due to a change made in the year ago period. This change, which included deliveries from beginning of fiscal year 2007, was to recognize a portion of revenues associated with this product upon shipment rather than deferring 100% of the revenues until customer acceptance. The increase in service contracts revenues in the second quarter and the first half of fiscal year 2008 from the same periods in fiscal year 2007 was primarily driven by the increase in sophistication of our products and the growing installed base of software products that generate increased annual maintenance contracts and renewals.

Revenues by region	Three Months Ended			Six Months Ended
(Dollars in millions)	March 28, 2008	March 30, 2007	Percent Change	March 28, 2008	March 30, 2007	Percent Change
North America	$210.9	$195.7	8%	$378.1	$360.8	5%

Europe	133.8	98.2	36%	262.0	206.4	27%
Asia	60.3	43.6	38%	112.5	77.0	46%
Rest of world	16.2	20.9	(23%)	28.9	30.7	(6%)

Total International	210.3	162.7	29%	403.4	314.1	28%

Total Oncology Systems Revenues	$421.2	$358.4	17%	$781.5	$674.9	16%

North America as a percentage of Oncology Systems revenues	50%	55%		48%	53%
International as a percentage of Oncology Systems revenues	50%	45%		52%	47%

In the second quarter and the first six months of fiscal year 2008, North American revenue grew in single digits while total international revenues significantly increased over the same periods in the last fiscal year.

The growth in international revenues for the second quarter and the first half of fiscal year 2008 was due to increases in product revenues from sales of our Trilogy linear accelerator, our high energy linear accelerators and accessory products that enable IGRT (including our OBI) primarily in Europe and Asia, as well as an increase in service contracts revenues in all international regions. These increases were partially offset by decreases in product revenues from sales of IMRT-upgrades primarily in Europe, reflecting the continued slowdown in demand for IMRT-upgrade products after several years of rapid adoption of IMRT technology, as well as decreases in product revenues from sales of our high energy linear accelerators in the rest of the world.

North American revenues grew in the second quarter of fiscal year 2008 over the same period in prior fiscal year primarily due to increases in product revenues from sales of our Trilogy linear accelerator and our high energy linear accelerators and an increase in service contracts revenues, which was partially offset by a decrease in product revenues from sales of accessory products that enable IGRT (including our OBI) and IMRT-upgrades. The decrease in product revenues from one of our accessory products that enables IGRT was due in part to the change in the year-ago period to begin recognizing a portion of revenues for this product upon shipment rather than deferring 100% of the revenues until customer acceptance. The growth in North American revenues in the first half of fiscal year of 2008 over the same period in fiscal year 2007 was the result of an increase in product revenues from sales of our Trilogy linear accelerator and services contracts revenues, which was partially offset by the continued decline in the product revenues from sales of IMRT-upgrades and a decrease in revenue from accessory products that enable IGRT (including our OBI).

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

X-ray Products Revenues

Revenues by region	Three Months Ended			Six Months Ended
(Dollars in millions)	March 28, 2008	March 30, 2007	Percent Change	March 28, 2008	March 30, 2007	Percent Change
North America	$23.0	$22.1	4%	$50.2	$48.9	3%

Europe	12.1	9.1	33%	21.8	17.7	23%
Asia	37.4	32.0	17%	68.6	57.3	20%
Rest of world	2.3	2.3	2%	4.3	4.0	9%

Total International	51.8	43.4	19%	94.7	79.0	20%

Total X-ray Products Revenues	$74.8	$65.5	14%	$144.9	$127.9	13%

North America as a percentage of X-ray Products revenues	31%	34%		35%	38%
International as a percentage of X-ray Products revenues	69%	66%		65%	62%
X-ray Products revenues as a percentage of total revenues	14%	15%		15%	16%

The increase in international revenues in the second quarter and in the first six months of fiscal year 2008 was due to increased revenues from sales of our X-ray tubes and our flat panel detectors. Europe and Asia were the primary contributors to the increases in international X-ray Products revenues in the second quarter and in the first six months of fiscal year 2008 over the same periods in fiscal year 2007. The modest growth in X-ray Products revenues in North America in the second quarter and the first six months of fiscal year 2008 over the year-ago periods was due to increased revenues from sales of our flat panel detectors, which was significantly offset by lower revenues from sales of our X-ray tubes.

Other Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	March 28, 2008	March 30, 2007	Percent Change	March 28, 2008	March 30, 2007	Percent Change
Product	$20.1	$7.2	177%	$37.7	$14.3	163%
Service Contracts and Other	11.5	11.5	1%	22.0	13.4	65%

Total Other revenues	$31.6	$18.7	69%	$59.7	$27.7	116%

Other revenues as a percentage of total revenues	6%	4%		6%	3%

For our “Other” category, comprised of SIP (including BIR), ACCEL and GTC, revenues in the second quarter of fiscal year 2008 increased over the year-ago period primarily due to growth in product revenues in our SIP business, as well as contributions from BIR, which we acquired in the third quarter of fiscal year 2007. For the first half of fiscal year 2008, revenues increased due to growth in product and services revenues in our SIP business (including BIR), as well as the inclusion of contract revenues from the Research Instruments division of ACCEL, which we acquired in the second quarter of fiscal year 2007. The revenue growth in our SIP business was driven by the higher product revenues from sales of our Linatron products to OEM customers for cargo screening and border protection.

Gross Margin

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 28, 2008	March 30, 2007	Percent Change	March 28, 2008	March 30, 2007	Percent Change
Dollar by segment
Oncology Systems	$175.5	$154.1	14%	$330.0	$286.0	15%
X-ray Products	27.1	27.2	(1%)	54.8	52.7	4%
Other	8.6	3.8	127%	17.2	6.6	161%

Gross margin	$211.2	$185.1	14%	$402.0	$345.3	16%

Percentage by segment
Oncology Systems	41.7%	43.0%		42.2%	42.4%
X-ray Products	36.3%	41.6%		37.8%	41.2%
Total Company	40.0%	41.8%		40.8%	41.6%

For the second quarter and the first half of fiscal year 2008, total gross margin decreased by 1.8 percentage points and 0.8 percentage points, respectively, compared to the same periods in fiscal year 2007, due to decreases in both Oncology Systems and X-ray Products gross margins.

Oncology Systems gross margin decreased by 1.3 percentage points in the second quarter and 0.2 percentage points in the first six months of fiscal year 2008 compared to the same periods in fiscal year 2007 primarily due to decreases in product gross margins partially offset by increases in service contracts gross margin. The decreases in product gross margin in the second quarter and the first half of fiscal year 2008 over the same periods in fiscal year 2007 was primarily due to the geographic mix shift towards a higher proportion of international revenues, which typically have lower margins than revenues from North America, and losses from currency hedging contracts. Both revenues and losses from currency hedging contracts increased in the second quarter and the first half of fiscal year 2008 over the year-ago periods due to the weakening of the U.S. dollar. While higher revenues and higher losses from currency hedging contracts had minimal net impact on the gross margin dollar, it negatively affected the gross margin percentage. Compared to the year-ago periods, service contracts gross margin increased to 46.9% from 44.3% for the second quarter of fiscal year 2008 and increased to 48.0% from 46.0% for the first half of fiscal year 2008. The improvement in service contracts gross margin was due primarily to higher contract volumes and growth in higher margin software maintenance contracts in Oncology Systems.

X-ray Products gross margin in the second quarter and the first six months of fiscal year 2008 decreased by 5.3 percentage points and 3.4 percentage points compared to the same periods of fiscal year 2007, in which record high and unsustainable gross margins were achieved with sales of a particularly high-margin flat panel detector product. The decline in gross margin in the second quarter and the first half of fiscal year 2008 over the year-ago periods primarily resulted from increased raw material costs and quality costs for both X-ray tube products and flat panel detectors and product mix shift toward sales of lower margin products in both X-ray tube and flat panel detector product lines. X-ray Products gross margin will continue to be impacted by factors such as sales mix between flat panel detectors and X-ray tube products, product pricing, timing of new product introduction, cost reduction efforts and material costs.

Research and Development

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 28, 2008	March 30, 2007	Percent Change	March 28, 2008	March 30, 2007	Percent Change
Research and development	$32.2	$28.4	13%	$61.2	$55.4	10%
As a percentage of total revenues	6.1%	6.4%		6.2%	6.7%

For the second quarter and the first half of fiscal year 2008, research and development expense grew at a lower rate than revenues. The $3.8 million increase in research and development expense for the second quarter of fiscal year 2008 was primarily driven by increased expenses of $4.2 million in Oncology Systems and $1.0 million in the “Other” category, partially offset by decreased expense of $1.4 million in X-ray Products. The $4.2 million increase in research and development expenses in Oncology Systems for the second quarter of fiscal year 2008 compared to the second quarter of fiscal year 2007 was attributable primarily to an increase in employee headcount, material costs and consulting expenses for product development, as well as unfavorable currency impact as the research and development expenses in our foreign operations are translated into U.S. dollars. The $1.0 million increase in the “Other” category was primarily due to higher expenses for our Linatron products, as well as the inclusion of research and development expenses from BIR, which was acquired in the third quarter in of fiscal year 2007. The $1.4 million decrease in X-ray Products was primarily due to the lower development expenses for our flat panel products.

The $5.8 million increase in research and development expense for the first six months of fiscal year 2008 over the first six months of fiscal year 2007 was primarily driven by an increase in expenses of $5.9 million in Oncology Systems and $1.5 million in the “Other” category, partially offset by a decrease in expenses of $1.6 million in X-ray Products. The $5.9 million increase in research and development expenses in Oncology Systems for the first six months of fiscal year 2008 compared to the year-ago period was attributable primarily to an increase in employee headcount, material costs and consulting expenses for product development, as well as unfavorable currency impact as the research and development expenses in our foreign operations are translated into U.S. dollars. The $1.5 million increase in the “Other” category was primarily due to higher expenses for our Linatron products, as well as the inclusion of research and development expenses from BIR. The $1.6 million decrease in X-ray Products was primarily due to lower development expenses for our flat panel products.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 28, 2008	March 30, 2007	Percent Change	March 28, 2008	March 30, 2007	Percent Change
Selling, general and administrative	$75.9	$70.2	8%	$153.4	$133.4	15%
As a percentage of total revenues	14.4%	15.9%		15.6%	16.1%

The $5.7 million increase in selling, general and administrative expenses for the second quarter of fiscal year 2008 compared to the same period in fiscal year 2007 was primarily attributable to: (a) unfavorable foreign currency impact of $2.1 million as the selling, general and administrative expenses of our foreign operations are translated into U.S. dollars, (b) a net increase in employee-related expenses of $2.1 million resulting from an increase in employee headcount and other associated costs in Oncology Systems to support our growing business activities, and (c) operating expenses of $1.4 million associated with BIR and Pan-Pacific, which we acquired in the third quarter of fiscal year 2007 and in the first quarter of fiscal year 2008, respectively.

The $20.0 million increase in selling, general and administrative expenses for the first six months of fiscal year 2008 compared to the same period in fiscal year 2007 was primarily attributable to: (a) operating expenses of $7.6 million associated with ACCEL, BIR and

Pan-Pacific, which we acquired in the second quarter and third quarter of fiscal year 2007, and in the first quarter of fiscal year 2008, respectively; (b) unfavorable foreign currency impact of $3.5 million as the selling, general and administrative expenses of our foreign operations are translated into U.S. dollars; (c) a net increase in employee-related expenses of $2.4 million resulting from an increase in employee headcount and other associated costs in Oncology Systems to support our growing business activities; (d) increased expenses of $2.4 million associated with growth in our Oncology Systems revenues that were primarily related to certain commission arrangements; (e) increased legal expenses of $2.0 million and (f) a gain of $0.4 million in the first six months of fiscal year 2008, compared to a gain of $2.1 million in the year-ago period, for hedging balance sheet exposures from our various foreign subsidiaries and business units.

Interest Income, Net

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 28, 2008	March 30, 2007	Percent Change	March 28, 2008	March 30, 2007	Percent Change
Interest income, net	$1.5	$2.0	(23%)	$3.1	$4.5	(31%)

The decrease in interest income, net, in the second quarter and in the first six months of fiscal year 2008 compared to the same periods in fiscal year 2007 was attributable to lower average balances of cash, cash equivalents and marketable securities and increased borrowings in the second quarter and the first half of fiscal year 2008.

Taxes on Earnings

	Three Months Ended			Six Months Ended
	March 28, 2008	March 30, 2007	Percent Change	March 28, 2008	March 30, 2007	Percent Change
Effective tax rate	32%	31%	1%	33%	31%	2%

The increase in our effective tax rate in the second quarter of fiscal year 2008 from the second quarter in fiscal year 2007 was primarily due to an increase in the average tax rate applicable to non-U.S. earnings. The increase in our effective tax rate in the first six months of fiscal year 2008 from the same period in fiscal year 2007 was primarily due to: (i) the application of the principles and methodologies of FIN 48 to our current period activity, including the recognition of interest expense and penalties, classified as tax expense, for tax positions taken relative to the current and prior periods, which resulted in an addition to the liability for uncertain tax positions, and (ii) the inclusion in the year-ago period of a tax benefit associated with the retrospective reinstatement of the federal research and development tax credit, which had previously expired on December 31, 2005.

In general, our effective income tax rate differs from the U.S. federal statutory rate primarily because our foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and our domestic earnings are subject to state income taxes. Our future effective tax rate could be adversely affected by having lower earnings than anticipated in countries where we have lower statutory rates and higher earnings than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, and by changes in tax laws or interpretations of those laws. We also expect that our effective tax rate may experience increased fluctuation from period to period under the provisions of FIN 48. Please refer to further discussion of the adoption of FIN 48 in Note 10 “Income Taxes” of the Notes to the Condensed Consolidated Financial Statements.

Net Earnings Per Diluted Share

	Three Months Ended			Six Months Ended
	March 28, 2008	March 30, 2007	Percent Change	March 28, 2008	March 30, 2007	Percent Change
Net earnings per diluted share	$0.56	$0.46	22%	$0.99	$0.83	19%

The increase in earnings per diluted share in the second quarter and the first six months of fiscal year 2008 over the same periods in fiscal year 2007 resulted from the increase in pre-tax earnings from operations and the reduction in outstanding shares of common stock due to stock repurchases, partially offset by an increase in our effective tax rate.

Net Orders

Total Net Orders (by segment and region)	Three Months Ended			Six Months Ended
(Dollars in millions)	March 28, 2008	March 30, 2007	Percent Change	March 28, 2008	March 30, 2007	Percent Change
Oncology Systems:
North America	$218.3	$189.6	15%	$425.5	$382.4	11%
Total International	194.8	183.0	6%	373.3	320.4	17%

Total Oncology Systems	$413.1	$372.6	11%	$798.8	$702.8	14%

X-ray Products:
North America	$38.5	$21.1	83%	$64.4	$52.3	23%
Total International	44.5	46.4	(4%)	93.7	82.7	13%

Total X-ray Products	$83.0	$67.5	23%	$158.1	$135.0	17%

Other:	$22.4	$88.2	(75%)	$55.1	$98.4	(44%)

Total Net Orders:	$518.5	$528.3	(2%)	$1,012.0	$936.2	8%

Our net orders in the second quarter of fiscal year 2008 decreased by 2%, while our net orders in the first six months of fiscal year 2008 grew by 8%, over the respective year-ago periods which included $47 million in order backlog from the acquisition of ACCEL in the second quarter of fiscal year 2007. Both Oncology Systems and X-ray Products had net orders growth for the second quarter of fiscal year 2008 over the same year-ago period, which was more than offset by net order declines in our SIP and ACCEL businesses. The growth in our net orders for the first six months of fiscal year 2008 over the year-ago period was primarily due to the growth in Oncology Systems, X-ray Products and SIP, partially offset by a decrease in net orders from ACCEL.

The growth in Oncology Systems North American net orders in the second quarter and in the first six months of fiscal year 2008 over the year-ago periods was primarily driven by demand for our new RapidArc products and growth in our service business. Increased demand for our treatment planning and information management software products, our brachytherapy products, our accessory products that enable IGRT (including our OBI) and the new Novalis Tx also contributed to the net orders growth in North America. The increases in international net orders in the second quarter and the first half of fiscal year 2008 was primarily driven by growth in our service business and demand for RapidArc, as well as increased demand for the new Novalis Tx, our accessory products that enable IGRT (including our OBI), and our brachytherapy products. The Asian and European regions were the primary contributors of international net order growth, which was partially offset by a decline in net orders in the Rest of the World region, when this region grew significantly in the year-ago period.

We expect that IGRT will continue to be one of the main contributors to net orders and revenue in our Oncology Systems business segment and believe that Novalis Tx will also contribute to this growth. We also expect that RapidArc will contribute to the long-term growth in Oncology Systems net orders and revenues.

Oncology Systems trailing twelve months net order growth rate, as of March 28, 2008, was 12%, with a 9% increase for North America and a 16% increase for international regions. By comparison, Oncology Systems trailing twelve months net order growth rate as of December 28, 2007 was 10%, with a 3% increase for North America and a 19% increase for international regions. The Oncology Systems trailing twelve months net order growth rate as of September 28, 2007 was 7%, with a 5% increase for North America and a 9% increase for international regions. Consistent with the historical pattern, we expect that Oncology Systems net orders will continue to experience regional fluctuations.

X-ray Products have relatively short cycle from net orders to shipments. The increase in X-ray Products net orders in the second quarter and in the first six months of fiscal year 2008 over the year-ago periods was primarily due to increased demand for our flat panel detectors and, to a lesser extent, increased demand for our X-ray tube products. The flat panel detector product line has become a significant contributor to our X-ray Products business segment, and we believe this product line will continue to contribute to our growth in net orders as flat panel detectors, which enable filmless X-ray imaging, replace traditional film and image-intensifier X-ray products in many medical applications.

The “Other” category, comprised of SIP (including BIR), ACCEL and GTC, experienced a decline in net orders in the second quarter and in the first six months of fiscal year 2008 over the same periods in fiscal year 2007. The decrease in the second quarter and the first half of fiscal year 2008 over the year-ago periods was primarily due to the addition of the order backlog of $47 million at the time of the acquisition of ACCEL in the second quarter of fiscal year 2007. Compared to the same periods in the prior year, net orders for our SIP business were down slightly in the second quarter of fiscal year 2008 due to timing of orders and were up over 60% in the first six months of fiscal year 2008. For the first half of fiscal year 2008 over the year-ago period, the decrease in ACCEL net orders was partially offset by the growth in SIP net orders, including a large order from the U.S. Customs Department for four high-energy X-ray freight inspection systems that we received in the first quarter of fiscal year 2008.

We are beginning to see wider deployment of our Linatron X-ray accelerators for cargo screening and border protections and are optimistic about the long-term potential of our SIP business. However, orders for our SIP products may be unpredictable as governmental agencies may place large orders in a short period and then may not place any orders for a long time thereafter.

Also, while we believe there is a promising market for proton therapy systems, the market for proton therapy treatment is still developing, and we expect great variability in the demand for these products due to the large scale of the related construction projects, the complexity of project financing and the resulting longer customer decision cycles when compared with our Oncology Systems business. Therefore, we do not expect to book an order without contingency for proton therapy system in the short term. We also expect that demand for ACCEL research instruments products will vary as they are tied primarily to large, national research laboratory projects.

In any given period, orders growth in either North America or international regions, or both, could fluctuate because of the high dollar amount of individual orders. The timing of sales and revenue recognition will vary significantly based on the delivery requirements of individual orders, acceptance schedules and the readiness of individual customer sites for installation of our products although the sales and revenue recognition cycles are usually shorter for some types of orders, such as upgrades (i.e., the addition of new features or accessories to existing equipment). Thus, orders in any quarter or period may not be directly correlated to the level of sales or revenues in any particular future quarter or period. Moreover, as the overall mix of net orders includes a greater proportion of software products and newly introduced Oncology Systems products, which typically take more time from order to completion of installation and acceptance, the average time period within which orders convert into sales could lengthen and our revenue in a specific period could be lower as a result.

Backlog

At March 28, 2008, we had a backlog of $1.7 billion, an increase of 15% compared to March 30, 2007. Our Oncology Systems backlog at March 28, 2008 increased by 14% from March 30, 2007, including a 22% increase for North America and a 2% increase for the international regions.

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

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

(In millions)	March 28, 2008	September 28, 2007	Increase/ (Decrease)
Cash and cash equivalents	$360	$263	$97

Our cash and cash equivalents increased $97 million from $263 million at September 28, 2007 to $360 million at March 28, 2008. The increase in cash and cash equivalents in the first half of fiscal year 2008 was primarily due to $176 million of cash generated from operating activities, $51 million of cash provided by stock option exercises, $32 million of net borrowings under line of credit agreements and $16 million of cash provided by the excess tax benefits from share-based compensation. These increases were partially offset by cash used for the repurchase of $115 million in common stock and capital expenditures of $39 million. In addition, the effects of exchange rate changes in the first half of fiscal year 2008 resulted in a decrease in cash and cash equivalents of $24 million.

At March 28, 2008, we had approximately $19 million or 5% of total cash and cash equivalents in the United States. Approximately $341 million or 95% of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of March 28, 2008, most of our cash and cash equivalents that were held abroad were in U.S. dollars. Because our cash levels in the United States are relatively low, we have used our credit facilities to meet our cash needs from time to time and may continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, acquisitions and other corporate purposes.

Cash Flows

	Six Months Ended
(In millions)	March 28, 2008	March 30, 2007
Net cash flow provided by (used in):
Operating activities	$176	$125
Investing activities	(39)	26
Financing activities	(16)	(129)
Effects of exchange rate changes on cash and cash equivalents	(24)	(5)

Net increase in cash and cash equivalents	$97	$17

Our primary cash inflows and outflows for the first half of fiscal year 2008, as compared to the first half of fiscal year 2007, were as follows:

•	In the first six months of fiscal year 2008, we generated net cash from operating activities of $176 million, compared to $125 million for the first six months of fiscal year 2007.

The $51 million increase in net cash from operating activities during the first six months of fiscal year 2008 compared to the year-ago period was primarily driven by a net change of $32 million in operating assets and liabilities (working capital items), an increase of $16 million in net earnings and an increase in non-cash items of $3 million.

The major contributors to the net change in working capital items in the first six months of fiscal year 2008 were accounts receivable, inventories, prepaid expenses and other current assets, deferred revenues and accrued expenses, as follows:

•	Accounts receivables decreased by $24 million due to the timing of product deliveries in the second quarter of fiscal year 2007 and strong collection performance in the first half of fiscal year 2008.

•	Inventories increased by $31 million due to anticipated customer demands for products in all of our businesses during the second half of fiscal year 2008.

•	Prepaid expenses and other current assets increased by $13 million primarily due to the overall growth of our business operations.

•	Deferred revenues increased by $33 million primarily due to timing of revenue recognized based on customer acceptance of our Oncology Systems products.

•

Accrued expenses decreased by $26 million primarily due to a decrease in income taxes payable. The decrease in income taxes payable was the result of estimated tax payments made during the first half of fiscal year 2008.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments and customer acceptance, accounts receivable collections, inventory management, and the timing of tax and other payments. For additional discussion, please refer to the “Risk Factors” in Item 1A.

•

Investing activities used net cash of $39 million in the first half of fiscal year 2008, compared to $26 million provided in the first half of fiscal year 2007. Cash used for purchases of property, plant and equipment was $39 million for the first half of fiscal year 2008. In the first half of fiscal year 2007, our net proceeds from maturities of marketable securities were $94 million, which was partially offset by $27 million used for the acquisition of ACCEL, $25 million used for the purchases of property, plant and equipment and $11 million invested in dpiX Holding for the construction of a manufacturing facility in Colorado.

•

Financing activities used net cash of $16 million in the first half of fiscal year 2008 compared to $129 million in the first half of fiscal year 2007. During the first half of fiscal year 2008, we used $115 million to repurchase shares of our common stock. These uses were partially offset by proceeds of $51 million from employee stock option exercises and employee stock purchases, $32 million from net borrowing under line of credit agreements and $16 million in excess tax benefits from share-based compensation. In the first half of fiscal year 2007, we used $153 million to repurchase shares of our common stock and $12 million to repurchase the 35% ownership interest in our Japanese subsidiary from Mitsubishi Electric Co. These uses were partially offset by proceeds of $24 million from employee stock option exercises and employee stock purchases and $13 million in excess tax benefits from share-based compensation.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 4% of revenues in fiscal year 2008.

We have a $100 million unsecured revolving credit facility with Bank of America, N.A., or BofA, or the BofA Credit Facility, to support general corporate purposes, including working capital requirements, capital expenditures, permitted acquisitions and other lawful corporate purposes. Borrowings under the BofA Credit Facility accrue interest either (i) based on the London InterBank Offered Rate, or LIBOR, plus a margin of .45% to .70% based on a leverage ratio involving funded indebtedness and earnings before interest, tax and depreciation and amortization, or EBITDA, or (ii) based upon a base rate of either the federal funds rate plus .5% or BofA’s announced prime rate, whichever is greater, plus a margin of 1.75% to 2.25% based on a leverage ratio involving funded indebtedness and EBITDA, depending upon our instructions to BofA. We may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate are adjustable daily. As of March 28, 2008, $70 million was outstanding under this line of credit with a weighted average interest rate of 3.30%. The BofA Credit Facility contains customary affirmative and negative covenants for facilities of this type. We have also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA (earnings before interest, tax and depreciation and amortization), (ii) liquidity and (iii) consolidated assets. As of March 28, 2008, we were in compliance with all covenants. For further discussion regarding the BofA Credit Facility, please refer to Note 6 “Line of Credit” of the Notes to the Condensed Consolidated Financial Statements.

In March 2008, we entered into an agreement with BNP Paribas, or the BNP Credit Facility, providing for an uncommitted credit facility that enables us to borrow up to a maximum of $15 million. Borrowings under the BNP Credit Facility may be used for working capital, capital expenditures, permitted acquisitions and other lawful corporate purposes. This uncommitted BNP Credit Facility can be terminated at any time by us or BNP Paribas. Based on instructions from us to BNP Paribas, borrowings under the BNP Credit Facility accrue interest based on either LIBOR or the prime rate index plus a margin set by the bank at the time of the borrowing. Borrowing periods are set at the time of the borrowing and can range from one to 30 days in duration. We may prepay any amount outstanding under the BNP Credit Facility with notice to BNP Paribas. As of March 28, 2008, $3 million was outstanding under the BNP Credit Facility with a weighted average interest rate of 3.73%.

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

Total debt as a percentage of total capital increased to 11.9% at March 28, 2008 compared to 9.9% at September 28, 2007 largely due to increased borrowings under the credit facilities during the first half of fiscal year 2008. The ratio of current assets to current liabilities increased to 1.62 to 1 at March 28, 2008 from 1.48 to 1 at September 28, 2007 primarily due to increased cash and cash equivalents and the reclassification of unrecognized tax benefits from accrued expenses to other long-term liabilities upon the adoption of FIN 48.

Days Sales Outstanding

Trade accounts receivable days sales outstanding, or DSO, were 90 days at March 28, 2008 compared to 85 days at March 30, 2007. Our accounts receivable and DSO are primarily impacted by timing of product shipments, collections performance, payment terms and mix of revenues from different regions.

Stock Repurchase Program

On July 24, 2007, our Board of Directors approved the repurchase of up to 12,000,000 shares of our common stock during the period beginning on July 30, 2007 through December 31, 2008. During the six months ended March 28, 2008, we paid $115 million to repurchase 2,419,842 shares of VMS common stock, of which $73 million was paid during the three months ended March 28, 2008 to repurchase 1,499,842 shares. All shares that have been repurchased have been retired. As of March 28, 2008, we could repurchase up to an additional 8,580,158 shares of our common stock.

Contractual Obligations

As a result of the adoption of FIN 48, we reclassified unrecognized tax benefits to long-term income taxes payable, which is included in “Other long-term liabilities.” Long-term income taxes payable includes the liability for uncertain tax positions, including interest and penalties, and may also include other long-term tax liabilities. As of March 28, 2008, our liability for uncertain tax positions was $97.2 million and we do not anticipate payment of these amounts in the next twelve months. We believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.

Except for the items discussed above and the change in the outstanding balances in the credit facilities, there has been no significant change to the other contractual obligations we reported in our Annual Report on Form 10-K for fiscal year 2007.

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

As described below, we have accrued a total of $14.8 million as of March 28, 2008 to cover our liabilities for these cleanup projects.

•

Various uncertainties make it difficult to estimate, or determine the likelihood within a range of estimates of, project management costs, legal costs and the costs of certain third-party claims at all of the sites and facilities. In addition, for the nine sites and one of the facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities. As of March 28, 2008, we nonetheless estimated that our future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs for these ten locations, as well as project management costs, legal costs and the costs of certain third-party claims for all locations ranged in the aggregate from $3.3 million to $7.5 million. We believe that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore we have accrued $3.3 million for these cleanup projects as of March 28, 2008. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

•

As to all other facilities, we have gained sufficient knowledge to better estimate the scope and costs of future cleanup activities based upon formal agreements with other parties defining our future liabilities or formal cleanup plans that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the facility. As of March 28, 2008, we estimated that our future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs at these facilities, and reimbursements of third-party’s claims for these facilities, ranged in the aggregate from $8.3 million to $36.4 million. The time frames over which these cleanup project costs are estimated vary with each facility, ranging from 2 years to 30 years as of March 28, 2008. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $16.4 million at March 28, 2008. We accordingly accrued $11.5 million, which represents our best estimate of the future costs of $16.4 million discounted at 4%, net of inflation. This accrual is in addition to the $3.3 million described in the preceding paragraph.

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

We receive certain cash payments in the form of settlements and judgments from defendants, our insurers and other third parties from time to time. We have also reached an agreement with an insurance company under which the insurance company has agreed to pay a portion of our past and future environmental-related expenditures, and we, therefore, had included a $2.9 million receivable in “Other assets” at March 28, 2008. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has paid the claims that we have made in the past.

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

Acquisition-Related Commitments/Obligations

When we acquired ACCEL in January 2007, ACCEL was involved in a contract-related lawsuit. Subsequent to the acquisition, we settled this lawsuit and agreed to perform under a new contract for a fixed price. From January to September 2007, we gathered information related to the expected cost of satisfying our contract commitment and completed our assessment as of September 28, 2007. As a result, the final purchase price allocation of ACCEL included a loss accrual related to this contingency of €28.3 million. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Consolidated Statement of Earnings in the periods these variances arise. As of March 28, 2008, the actual costs incurred were consistent with the estimated costs for the contract.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these agreements is unlimited. As of March 28, 2008, we have not incurred any significant costs since the spin-offs to defend lawsuits or settle claims related to these indemnification arrangements.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 157-1, or FSP No. 157-1, and FSP No. FAS 157-2, or FSP No. 157-2. FSP No. 157-1 amends SFAS 157 to exclude from its scope SFAS No. 13, Accounting for Leases, or SFAS 13, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. SFAS 157 and FSP No. 157-1 will be effective beginning in the Company’s first quarter of fiscal 2009. FSP No. 157-2 delays the effective date of SFAS 157 for nonfinancial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to the Company’s first quarter of fiscal year 2010. We are currently assessing the impact that SFAS 157 may have on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), or SFAS 158. SFAS 158 requires us to (a) recognize a plan’s funded status in its statement of financial position, (b) measure a plan’s assets and the obligations that determine its funded status as of the end of our fiscal year and (c) recognize changes in the funded status of a defined benefit plan in the year in which the changes occur through other comprehensive income. We adopted the requirement to recognize the funded status of a defined benefit plan and the disclosure requirements in the fourth quarter of fiscal year 2007. Please refer to Note 9 “Retirement Plans” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007 for a discussion of the effects of adopting the recognition provisions and disclosure requirements of SFAS 158. We are not required to adopt the measurement date provisions until fiscal year 2009. We are assessing the potential impact, if any, that the measurement date provision of SFAS 158 may have on our consolidated financial position, results of operations or cash flows. Based on the evaluation to date, we do not believe the adoption of the measurement date provisions of SFAS 158 will have a material impact on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -Including an Amendment of FASB Statement No. 115, SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for us beginning in the first quarter of fiscal year 2009. We are currently assessing the potential impact, if any, SFAS 159 may have on our consolidated financial position, results of operations and cash flows.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for us in the second quarter of fiscal year 2009. We are currently evaluating this Statement and have not yet fully determined its effect, if any, on our consolidated its consolidated financial position, results of operations and cash flows.

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

The notional value of sold forward contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding as of March 28, 2008 totaled $421.5 million. The notional value of purchased forward contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding as of March 28, 2008 totaled $55.5 million. The notional amounts of forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consists of cash and cash equivalents as of March 28, 2008. We did not have any marketable securities at March 28, 2008. The principal amount of cash and cash equivalents at March 28, 2008 totaled $360 million with a weighted average interest rate of 2.43%. In the event that interest rates were to decrease substantially, we might reinvest a substantial portion of our investment portfolio at lower interest rates.

We have a $100 million unsecured revolving credit facility with BofA and a $15 million uncommitted credit facility with BNP Paribas. Borrowings under both of these credit facilities accrue interest based on the LIBOR or the bank’s prime rate plus a margin. We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under these credit facilities. As of March 28, 2008, an aggregate principal amount of $73 million was outstanding under these credit facilities with interest being accrued based on LIBOR plus a margin. If the principal amounts outstanding under these credit facilities remained at this level for an entire year and LIBOR increased or decreased, respectively, by 1%, our interest expense would increase or decrease, respectively, an additional $0.7 million.

In addition, we had $49.2 million of long-term debt outstanding at March 28, 2008 carried at a weighted average fixed interest rate of 6.87% with principal payments due in various installments over a six-year period. To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future.

The estimated fair value of our cash and cash equivalents (95% of which was held abroad at March 28, 2008 and could be subject to additional taxation if it were repatriated to the United States) and the estimated fair value of our short-term borrowings under the credit facility approximated the principal amounts reflected above based on the maturities of these financial instruments.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 4.	Controls and Procedures

(a)	Disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings and claims that are discussed in Note 8 of the Notes to the Condensed Consolidated Financial Statements under the caption “Contingencies” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the same caption, and such discussion is incorporated by reference into this item.

Item 1A.	Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, as amended, for the year ended September 28, 2007 should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be materially adversely affected.

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

We believe that IMRT has become a well-accepted standard of treatment in the radiation oncology market. However, if future studies contradict current knowledge about IMRT or call into question the effectiveness of our IMRT products or show negative side effects, or if other more effective technologies are introduced, our revenues could fail to increase or could decrease. Our success will depend upon the continued growth in awareness, acceptance and success of IMRT in general and acceptance of our products utilizing this technology in particular. IMRT drove high order and revenue growth in North America from 1999 to 2003. However, as more institutions purchase IMRT-equipped linear accelerators or upgrade their existing accelerators with IMRT technology, the market for IMRT-related products may become saturated and we would face competition from newer technologies. We have seen and continue to expect that the rate of growth for IMRT-related equipment will be lower than what we have experienced previously, particularly in the North American market, as over 50% of our customer sites worldwide have the products and accessories necessary to perform the most advanced forms of IMRT. Our future success, therefore, will depend on our ability to accurately anticipate and capitalize on new customer demands through technological innovations and changes, including new technologies for treatment such as IGRT.

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

We conduct business globally. Our international revenues accounted for approximately 54% and 50% of revenues during the second quarter of fiscal years 2008 and 2007, respectively. As a result, we must provide significant service and support on a worldwide basis, and we have sales and service offices located in Europe, Asia, South America and Australia. In addition, we have manufacturing and research operations in England, Germany, Switzerland, France, Finland and China. We also invested in the expansion of our China X-ray business through our recent acquisition of Pan-Pacific Enterprises, Inc., or Pan-Pacific. We have invested and will continue to invest substantial financial and management resources to develop an international infrastructure to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will be able to compete successfully in the international markets, generate new business, or meet the service and support needs of our customers there. Accordingly, our future results could be harmed by a variety of factors, including:

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

In addition, we generally retain cash received through international operations in our local subsidiaries. As of March 28, 2008, 95% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation, and we would not receive the full benefit of such repatriation. Additionally, this could cause our overall tax rate to increase. This could cause our business and results of operations to suffer.

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

As a participant in the healthcare industry, we are also subject to extensive laws and regulations protecting the privacy and integrity of patient medical information, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and similar data privacy laws and regulations in foreign countries, “fraud and abuse” laws and regulations such as physician self-referral prohibitions, anti-kickback laws and false claims laws. We also must comply with numerous federal, state and local laws of more general applicability relating to such matters as safe working conditions, manufacturing practices and fire hazard control.

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

WE FACE SIGNIFICANT COSTS IN ORDER TO COMPLY WITH FOREIGN LAWS AND REGULATIONS APPLICABLE TO THE MANUFACTURE AND DISTRIBUTION OF OUR PRODUCTS.

Our operations and sales of our products outside the United States are subject to regulatory requirements that vary from country to country, and may differ significantly from those in the United States. In general, our products are regulated outside the United States as medical devices by foreign governmental agencies similar to the FDA. We are also subject to laws and regulations outside the United States applicable to manufacturers of radiation-producing devices and products utilizing radioactive materials, and laws and regulations of general applicability relating to matters such as environmental protection, safe working conditions, manufacturing practices and other matters, in each case that are often comparable, if not more stringent, than regulation in the United States. In addition, our sales of products in foreign countries are subject to regulation of matters such as product standards, packaging requirements, labeling requirements, environmental and product recycling requirements, import and export restrictions, tariff regulations, duties and tax requirements. In some countries, we rely on our foreign distributors to assist us in complying with foreign regulatory requirements. We may be required to incur significant time and expense in obtaining and maintaining regulatory approvals. Delays in receipt of or failure to receive regulatory approvals, the loss of previously obtained approvals or failure to comply with existing or future regulatory requirements could restrict or prevent us from doing business in the applicable country or subject us to a variety of enforcement actions, which would adversely affect our business.

WE ARE SUBJECT TO FEDERAL, STATE AND FOREIGN LAWS GOVERNING OUR BUSINESS PRACTICES WHICH, IF VIOLATED, COULD SUBJECT US TO SUBSTANTIAL PENALTIES. ADDITIONALLY, ANY CHALLENGES TO OR INVESTIGATION INTO OUR PRACTICES UNDER THESE LAWS COULD CAUSE ADVERSE PUBLICITY AND BE COSTLY TO RESPOND TO, AND THUS COULD HARM OUR BUSINESS

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

In addition, we are subject to similar laws in foreign countries where we conduct business. As an example, within the EU, the control of unlawful marketing activities is a matter of national law in each of the member states of EU. The member states of the EU closely monitor perceived unlawful marketing activity by companies. We could face civil, criminal and administrative sanctions if any member state determines that we have breached our obligations under its national laws. Moreover, industry associations closely monitor the activities of member companies. If these organizations or national authorities were to name us as having breached our obligations under their laws, regulations, rules or standards, our reputation would suffer and our business and financial condition could be adversely affected.

In addition, we are subject to the U.S. Foreign Corrupt Practices Act, antitrust and anti-competition laws, and similar laws in foreign countries, any violation of which could create a substantial liability for us and also cause a loss of reputation in the market. From time to time we may face audits or investigations by one or more government agencies, compliance with which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties, which could adversely affect our business and financial results.

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

The markets for radiation therapy equipment and software are characterized by rapidly evolving technology, intense competition and pricing pressure. Many of the companies with which our Oncology Systems business competes have greater financial, marketing and other resources than we have. Also, we expect that the rapid technological changes occurring in our markets will lead to the entry of new competitors into our markets, as well as our encountering new competitors as we apply our technologies in new market segments such as stereotactic radiosurgery. Our ability to compete successfully depends, in part, on our ability to provide technologically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, together in a complete package of products and services, and to do so ahead of our competitors. Our ability to compete in the radiation therapy market may be adversely affected when purchase decisions are based solely upon price, because our products are generally sold on a total value to the customer basis. This may occur if hospitals and clinics give purchasing decision authority to group purchasing organizations that focus solely on pricing as the primary determinant in making purchase decisions. In addition, the presence of additional competitors may delay customer purchasing decisions as customers evaluate the products of these competitors along with ours. These delays can extend our sales cycle and therefore adversely affect our net orders and operating results. In our sales of linear accelerator products for radiotherapy and radiosurgery, we compete primarily with Siemens Medical Solutions, Elekta AB (which recently acquired Computerized Medical Systems, Inc.), Tomotherapy Incorporated and Accuray Incorporated. With our information and image management, simulation, treatment planning and radiosurgery products, we also compete with a variety of companies, such as Elekta AB, Philips Medical Systems, North American Scientific, Inc., Nucletron B.V. and Siemens Medical Solutions. We also have begun to encounter some competition from providers of hospital information systems. With respect to our BrachyTherapy business, our primary competitor is Nucletron B.V. For the service and maintenance business for our products, we compete with independent service organizations and our customers’ internal service organizations.

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

Our success will depend, in part, on our ability to expand our product offerings and grow our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, as a strategy to achieve quicker time to market for new products or technology, or to enter new markets, we may determine to grow our business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, in fiscal year 2007 we acquired ACCEL, a privately-held German supplier of scientific research instruments and proton therapy systems for cancer treatment, and BIR, a privately-held supplier of X-ray imaging products for security and inspection, and in fiscal year 2008 we acquired Pan-Pacific, an independent distributor of medical X-ray tubes and other imaging components in China. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, the completion of an acquisition could divert our management and key personnel from our business operations, which could harm our business and affect our financial results. Furthermore, even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products or technologies or employees into our operations, or may not be able to realize some of the synergies expected from an acquisition. The process of integration could be expensive, time-consuming and may strain our resources. For example, we may encounter challenges in the commercialization of new products and may have to invest more than originally anticipated in order to do so, as we are experiencing with ACCEL’s proton therapy systems. These additional expenditures could be significant and could cause our results of operations to suffer. In many instances, integrating a new business will also involve implementing or improving internal controls appropriate for a public company at a business that lacks them. In addition, we may be unable to retain the employees of acquired companies, or the acquired company’s customers, suppliers, distributors or other partners for a variety of reasons, including the fact that these entities may be our competitors or may have close relationships with our competitors. Further, we may find that we need to restructure or eventually divest acquired businesses or assets of those businesses. We cannot be certain that restructuring activities will produce the full efficiencies and benefits we expect. Consequently, we may not achieve anticipated growth or other benefits from an acquisition, which could harm our existing business. If we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, or at all, which could delay the accomplishment of our strategic objectives, or we may dispose of a business at a price or on terms that are less than we had anticipated. In this instance, we may be required to recognize an impairment loss on our assets and goodwill, which could adversely affect our business and financial operations. In addition, acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges such as in-process research and development, any of which could harm our business and affect our financial results.

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

•	delay in the installation and/or acceptance of a product; or

•	a change in a customer’s financial condition or ability to obtain financing.

Our quarterly operating results may also be affected by a number of other factors, including:

•	changes in our or our competitors’ pricing or discount levels;

•	changes or anticipated changes in third-party reimbursement amounts or policies applicable to treatments using our products;

•	revenues becoming affected by seasonal influences;

•	timing of revenue recognition;

•	changes in foreign currency exchange rates;

•	changes in the relative portion of our revenues represented by our various products, including the relative mix between higher margin and lower margin products;

•	changes in the relative portion of our revenues represented by the international region;

•	timing of the announcement, introduction and delivery of new products or product enhancements by us and by our competitors;

•	disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services;

•	disruptions in our operations, including our ability to manufacture products, caused by events such as earthquakes, fires, floods or terrorist attacks;

•	changes in the general economic conditions or tightening of credit available to our customers in the regions in which we do business;

•	the possibility that unexpected levels of cancellations of orders may affect certain assumptions upon which we base our forecasts and predictions of future performance;

•	the impact of changing levels of sales to sole purchasers of certain of our X-ray products;

•	the unfavorable outcome of any litigation;

•	misleading information in the financial community; and

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

WE ARE IN THE PROCESS OF UPGRADING AND MODIFING OUR ENTERPRISE RESOURCE PLANNING AND OTHER KEY SOFTWARE APPLICATIONS, WHICH COULD CAUSE UNEXPECTED PROBLEMS TO OCCUR AND COULD DISRUPT THE MANAGEMENT OF OUR BUSINESS

We are in the process of upgrading and modifying the enterprise resource planning, or ERP, system used for our worldwide operations, as well as other key software applications used in our global operations. Our ERP system is integral to our ability to accurately and efficiently maintain our books and records, record transactions, manage our personnel records, provide critical information to our management and prepare our financial statements. The planned upgrade involves some process re-engineering, and may eventually become more costly, difficult and time-consuming to purchase and implement than we currently anticipate. In addition, we may encounter unexpected difficulties, costs or other challenges with this upgrade and any modifications, any of which may disrupt our business, divert management time, cause us to incur additional costs or result in significant deficiencies or material weakness in our internal control over financial reporting. Corrections and improvements may be required as we upgrade and modify our systems, procedures and controls, and could cause us to delay the project, incur additional costs and require additional management attention, placing burdens on our internal resources. If we fail to manage these changes effectively, it could adversely affect our ability to manage our business and, as a further consequence, affect our operating results. Moreover, we have capitalized the costs associated with this upgrade on our financial statements. If this project is not successful and cannot be completed, we would have to recognize the costs associated with the project as operating expenses in the quarter that we realize that it cannot be completed. This expense recognition would have an adverse impact on our operating results, and our stock performance could suffer.

WE HAVE ENTERED INTO A CREDIT FACILITY AGREEMENT THAT RESTRICTS CERTAIN ACTIVITIES AND FAILURE TO COMPLY WITH THIS AGREEMENT MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS, LIQUIDITY AND FINANCIAL POSITION

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

AS A STRATEGY TO ASSIST OUR SALES EFFORTS, WE MAY OFFER EXTENDED PAYMENT TERMS, WHICH MAY POTENTIALLY RESULT IN HIGHER DSO AND GREATER PAYMENT DEFAULTS

We offer longer or extended payment terms for qualified customers in some circumstances. During the second quarter of fiscal year 2008, customer contracts with longer or extended payment terms amounted to approximately 4% of total Oncology Systems revenues. While we qualify customers to whom we offer longer or extended payment terms, we cannot assure you that the financial positions of these customers will not change adversely over the longer time period given for payment. In such an event, we may experience an increase in payment defaults in our accounts receivable, which will affect our net earnings. Also, longer or extended payment terms have and may in the future result in an increase in our days sales outstanding.

OUR OPERATIONS ARE VULNERABLE TO INTERRUPTION OR LOSS DUE TO NATURAL OR OTHER DISASTERS, POWER LOSS, STRIKES AND OTHER EVENTS BEYOND OUR CONTROL, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS

We conduct a significant portion of our activities, including manufacturing, administration and data processing at facilities located in the State of California and other seismically active areas that have experienced major earthquakes in the past, as well as other disasters. We carry limited earthquake insurance. This coverage may not be adequate or continue to be available at commercially reasonable rates and terms. A major earthquake or other disaster affecting our facilities (such as a major fire, flood or terrorist attack), or those of our suppliers, could significantly disrupt our operations, and delay or prevent product manufacture and shipment during the time required to repair, rebuild or replace our or our suppliers’ manufacturing facilities; these delays could be lengthy and result in large expenses. If any of our customers’ facilities are adversely affected by a disaster, shipments of our products could be delayed even further. In addition, our facilities, particularly those located in the western states of the United States, may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. Further, our products are typically shipped from a limited number of ports, and any disaster, strike or other event blocking shipment from these ports could delay or prevent shipments and harm our business.

THE EFFECT OF TERRORISM OR AN OUTBREAK OF EPIDEMIC DISEASES MAY NEGATIVELY AFFECT SALES AND HINDER OUR OPERATIONS

Concerns about terrorism, the effects of a terrorist attack or an outbreak of epidemic diseases such as Severe Acute Respiratory Syndrome and Avian Influenza (especially in our major markets of North America or Europe) could have a negative effect on our business operations, those of our suppliers and customers, and the ability to travel, resulting in adverse consequences on our revenues and financial performance.

OUR STOCKHOLDER RIGHTS PLAN AND PROVISIONS OF OUR CERTIFICATE OF INCORPORATION MAY DISCOURAGE A TAKE-OVER AND THEREFORE LIMIT THE PRICE OF OUR COMMON STOCK;WHEN OUR STOCKHOLDER RIGHTS PLAN EXPIRES, WE COULD FACE A HIGHER RISK OF A TAKEOVER

We have a stockholder rights plan that, under specific circumstances, would significantly dilute the equity interest in our company of a person (or persons) seeking to acquire control of our company without the prior approval of our Board of Directors. Our Certificate of Incorporation also includes provisions that may make an acquisition of control of our company without the approval of our Board of Directors more difficult. This stockholder rights plan and provisions in our Certificate of Incorporation may discourage take-over attempts and limit the price of our common stock. Our stockholder rights plan expires in November 2008. We may not be able to propose a similar stockholder rights plan that would be accepted by our stockholders, which could put us at risk for a take-over, distract our management and adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to the shares of common stock repurchased by us during the second quarter of fiscal year 2008.

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 29, 2007 - January 25, 2008	123,312	(2)	$51.88	(2)	123,099	9,956,901
January 26, 2008 - February 22, 2008	177,095	(3)	$51.41	(3)	176,743	9,780,158
February 23, 2008 - March 28, 2008	1,200,000		$48.24		1,200,000	8,580,158

Total	1,500,407		$48.92		1,499,842

(1)	On July 24, 2007, our Board of Directors approved the repurchase of 12,000,000 shares of our common stock over a period beginning on July 30, 2007 through December 31, 2008. Repurchases have been made in accordance with Rule 10b-18 and have included a plan designed to satisfy the Rule 10b5-1 safe harbor. Shares are retired upon repurchase.

(2)	Includes 213 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding requirements for vested restricted common stock granted under the Amended and Restated 2005 Omnibus Stock Plan.

(3)	Includes 352 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding requirements for vested restricted common stock granted under the Amended and Restated 2005 Omnibus Stock Plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on February 14, 2008 (the “Stockholders’ Meeting”), the stockholders of Varian Medical Systems, Inc. voted on the following three proposals and cast their votes as follows:

Proposal One:

To elect the following for three-year terms ending with the 2011 annual meeting of stockholders:

	For	Withheld	Broker Non-Votes(1)
Susan L. Bostrom	102,886,318.665	9,818,675	N/A
Richard M. Levy	108,653,824.665	4,051,169	N/A

Directors R. Andrew Eckert, Timothy E. Guertin, Mark R. Laret, David W. Martin, Jr., M.D., Ruediger Naumann-Etienne, John Seely Brown and Kent J. Thiry continued in office following the Stockholders’ Meeting.

Proposal Two:

To approve an amendment to the Varian Medical Systems, Inc. Second Amended and Restated 2005 Omnibus Stock Plan.

	For	Against	Abstain	Broker Non-Votes
	86,601,429.665	12,948,583	1,088,107	12,067,874

Proposal Three:

To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2008.
	For	Against	Abstain	Broker Non-Votes(1)
	108,723,521.665	2,972,267	1,009,074	131

(1)	Pursuant to the rules of the New York Stock Exchange, this proposal constituted a routine matter. Therefore, brokers were permitted to vote without receipt of instructions from beneficial owners.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: May 6, 2008	By:	/s/ ELISHA W. FINNEY
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