Form 10-Q
period 2008-06-27
VARIAN MEDICAL SYSTEMS INC
filed 2008-08-05
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 124,847,120 shares of common stock, par value $1 per share, outstanding as of July 25, 2008.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended June 27, 2008

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Revenues:
Product	$410,065	$337,150	$1,203,182	$1,014,332
Service contracts and other	102,785	86,506	295,735	239,864

Total revenues	512,850	423,656	1,498,917	1,254,196

Cost of revenues:
Product	223,686	204,720	697,609	603,195
Service contracts and other	78,626	48,443	188,782	135,189

Total cost of revenues	302,312	253,163	886,391	738,384

Gross margin	210,538	170,493	612,526	515,812
Operating expenses:
Research and development	36,007	29,195	97,190	84,621
Selling, general and administrative	85,269	75,181	238,674	208,584

Total operating expenses	121,276	104,376	335,864	293,205

Operating earnings	89,262	66,117	276,662	222,607
Interest income	2,602	2,649	8,150	9,522
Interest expense	(1,304)	(990)	(3,774)	(3,395)

Earnings from operations before taxes	90,560	67,776	281,038	228,734
Taxes on earnings	16,380	17,406	80,016	67,912

Net earnings	$74,180	$50,370	$201,022	$160,822

Net earnings per share - Basic	$0.60	$0.40	$1.61	$1.26

Net earnings per share - Diluted	$0.58	$0.39	$1.58	$1.22

Weighted average shares used in the calculation of:
Net earnings per share - Basic	124,617	126,978	124,850	128,099

Net earnings per share - Diluted	127,065	129,862	127,629	131,445

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	June 27, 2008	September 28, 2007 (1)
Assets
Current assets:
Cash and cash equivalents	$405,684	$263,246
Accounts receivable, net of allowance for doubtful accounts of $4,121 at June 27, 2008 and $3,859 at September 28, 2007	442,650	507,040
Inventories	304,306	233,743
Prepaid expenses and other current assets	76,858	49,590
Deferred tax assets	125,680	106,610

Total current assets	1,355,178	1,160,229
Property, plant and equipment, net	209,022	171,654
Goodwill	214,927	205,553
Other assets	161,857	146,939

Total assets	$1,940,984	$1,684,375

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$103,791	$92,600
Accrued expenses	245,687	299,052
Deferred revenues	138,129	101,839
Short-term borrowings	66,884	41,000
Current maturities of long-term debt	7,983	8,970
Product warranty	52,440	51,290
Advance payments from customers	214,311	186,936

Total current liabilities	829,225	781,687
Long-term debt	32,460	40,386
Other long-term liabilities	126,977	40,847

Total liabilities	988,662	862,920

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 124,877 and 125,215 shares issued and outstanding at June 27, 2008 and at September 28, 2007, respectively	124,877	125,215
Capital in excess of par value	391,771	311,411
Retained earnings	440,909	395,742
Accumulated other comprehensive loss	(5,235)	(10,913)

Total stockholders’ equity	952,322	821,455

Total liabilities and stockholders’ equity	$1,940,984	$1,684,375

(1)	The condensed consolidated balance sheet as of September 28, 2007 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In thousands)	June 27, 2008	June 29, 2007
Cash flows from operating activities:
Net earnings	$201,022	$160,822
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	30,154	33,789
Tax benefits from exercises of share-based payment awards	26,851	17,600
Excess tax benefits from share-based compensation	(24,273)	(16,485)
Depreciation	23,490	19,487
Amortization of intangible assets	3,463	3,803
Provision for doubtful accounts receivable	485	20
Deferred taxes	(2,910)	(9,497)
Net change in fair value of derivatives and underlying commitments	5,035	(3,141)
Income on equity investment in affiliate	(293)	(21)
Other	(2,108)	30
Changes in assets and liabilities:
Accounts receivable	90,677	65,446
Inventories	(66,448)	(67,689)
Prepaid expenses and other current assets	(33,853)	(23,895)
Accounts payable	3,611	(4,512)
Accrued expenses	(23,580)	(18,975)
Deferred revenues	36,290	(25,321)
Product warranty	1,118	4,950
Advance payments from customers	25,202	25,726
Other long-term liabilities	(3,745)	1,477

Net cash provided by operating activities	290,188	163,614

Cash flows from investing activities:
Proceeds from maturities or sale of marketable securities	—	193,470
Purchases of marketable securities	—	(99,900)
Acquisition of business, net of cash acquired	(1,291)	(52,280)
Purchases of property, plant and equipment	(59,331)	(41,217)
Equity investment in affiliate	—	(17,286)
(Increase) decrease in cash surrender value of life insurance	2,500	(5,742)
Note repayment (receivable) from affiliate and other	(807)	927
Proceeds from disposal of property, plant and equipment	173	801
Other, net	(522)	(3,294)

Net cash used in investing activities	(59,278)	(24,521)

Cash flows from financing activities:
Repurchases of common stock	(176,438)	(234,678)
Proceeds from issuance of common stock to employees	63,065	30,965
Excess tax benefits from share-based compensation	24,273	16,485
Net borrowings under line of credit agreements	25,895	—
Employees’ taxes withheld and paid for restricted stock	(345)	(84)
Repayment of mandatorily redeemable financial instrument	—	(11,771)
Repayments of bank borrowings	(8,913)	(14,494)
Other	(92)	—

Net cash used in financing activities	(72,555)	(213,577)

Effects of exchange rate changes on cash and cash equivalents	(15,917)	(5,234)

Net increase (decrease) in cash and cash equivalents	142,438	(79,718)
Cash and cash equivalents at beginning of period	263,246	272,508

Cash and cash equivalents at end of period	$405,684	$192,790

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

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2008 is the 52-week period ending September 26, 2008, and fiscal year 2007 was the 52-week period ended September 28, 2007. The fiscal quarters ended June 27, 2008 and June 29, 2007 were both 13-week periods.

Principles of Consolidation

The consolidated financial statements include those of VMS and its subsidiaries. Intercompany balances, transactions, and stock holdings have been eliminated in consolidation.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 28, 2007. In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of June 27, 2008 and September 28, 2007, results of operations for the three and nine months ended June 27, 2008 and June 29, 2007, and cash flows for the nine months ended June 27, 2008 and June 29, 2007. The results of operations for the three and nine months ended June 27, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

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

Revenue Recognition

The Company’s revenues are derived primarily from the sale of hardware and software products, and related services and contracts from the Company’s Oncology Systems, X-ray Products, Security and Inspection Products (“SIP”) businesses, as well as proton therapy and scientific research instruments products. The Company records its revenues net of any value added or sales tax.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Hardware Products

Except as described below under “Other,” the Company recognizes revenues for hardware products in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”), when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For an arrangement with multiple deliverables, the Company recognizes product revenues in accordance with Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), with revenues allocated among the different elements. Except for government tenders, group purchases and orders with letters of credit, the Company typically requires its customers to provide a down payment prior to transfer of risk of loss of ordered products or prior to performance under service contracts. These down payments are recorded as “Advance payments from customers” in the Condensed Consolidated Balance Sheets.

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

Installation of the Company’s software products may involve a certain amount of customer-specific implementation to enable the software product to function within the customer’s operating environment (i.e., with the customer’s information technology network and other hardware, with the customer’s data interfaces and with the customer’s administrative processes) and substantially in conformance with the Company’s specifications (as set forth in the user manual) for such product. With these software products, customers do not have full use of the software (i.e., functionality) until the software is installed as described above and functioning within the customer’s operating environment. Therefore, the Company recognizes 100% of such software revenues upon receipt from the customer of the Company’s acceptance form acknowledging installation and such substantial conformance, or upon verification of installation when the Company is not required to receive customer acceptance, or upon the expiration of an acceptance period, provided that all other criteria for revenue recognition under SOP 97-2 have been met.

The Company does not have installation obligations for certain brachytherapy software products. For software products that do not include installation obligations, the Company recognizes revenues upon the transfer of risk of loss, which is either at the time of shipment or delivery, depending upon the shipping terms of the contract, provided that all other criteria under SOP 97-2 are met.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1 (“FSP No. 157-1”) and FSP No. FAS 157-2 (“FSP No. 157-2”). FSP No. 157-1 amends SFAS 157 to exclude from its scope SFAS No. 13, Accounting for Leases (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. SFAS 157 and FSP No. 157-1 will be effective beginning in the Company’s first quarter of fiscal year 2009. FSP No. 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to the Company’s first quarter of fiscal year 2010. The Company is currently assessing the impact that SFAS 157 may have on its consolidated financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company in the first quarter of fiscal year 2010. The Company is currently assessing the potential impact, if any, SFAS 141R may have on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent’s, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for the Company in the first quarter of fiscal year 2010. The Company is currently assessing the potential impact, if any, SFAS 160 may have on its consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company in the second quarter of fiscal year 2009. The Company is currently assessing the potential impact, if any, SFAS 161 may have on its consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial position, results of operations and cash flows.

Reclassifications

Certain financial statement items have been reclassified to conform to the current quarter’s format. These reclassifications had no impact on previously reported net earnings.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

2. BALANCE SHEET COMPONENTS:

The components of inventories are as follows:

(In millions)	June 27, 2008	September 28, 2007
Raw materials and parts	$152.2	$124.2
Work-in-progress	45.6	41.5
Finished goods	106.5	68.0

Total inventories	$304.3	$233.7

The components of other long-term liabilities are as follows:

(In millions)	June 27, 2008	September 28, 2007
Long-term income taxes payable	$86.7	$—
Other	40.3	40.8

Total other long-term liabilities	$127.0	$40.8

The “Other” category primarily consisted of accruals for environmental costs, accrued pension and post-retirement benefits and deferred income tax liabilities.

As a result of the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109 (“FIN 48”), in the first quarter of fiscal year 2008, liabilities for unrecognized tax benefits were reclassified to “Other Long-term Liabilities” from “Accrued Expenses.” Please refer to further discussion of the adoption of FIN 48 in Note 10 “Income Taxes” of the Notes to the Condensed Consolidated Financial Statements.

3. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” on the Condensed Consolidated Balance Sheets as follows:

(In millions)	June 27, 2008	September 28, 2007
Intangible Assets:
Acquired existing technology	$21.6	$21.1
Patents, licenses and other	14.5	14.2
Customer contracts and supplier relationships	10.5	10.2
Accumulated amortization	(33.0)	(29.5)

Net carrying amount	$13.6	$16.0

Amortization expense for intangible assets required to be amortized under SFAS No.142, Goodwill and Other Intangible Assets (“SFAS 142”), was $1.1 million and $1.3 million for the three months ended June 27, 2008 and June 29, 2007, respectively, and $3.5 million and $3.8 million for the nine months ended June 27, 2008 and June 29, 2007, respectively. At June 27, 2008, the Company estimated amortization expense on a straight-line basis for the remaining three months of fiscal year 2008, fiscal years 2009 through 2012, and thereafter, to be as follows (in millions): $1.1, $3.8, $3.2, $2.5, $1.6 and $1.4.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table reflects goodwill allocated to the Company’s reportable segments and the “Other” category:

(In millions)	June 27, 2008	September 28, 2007
Oncology Systems	$125.0	$125.0
X-ray Products	3.3	0.5
Other	86.6	80.1

Total	$214.9	$205.6

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

In September 2004, VMS acquired another member’s 20% ownership interest in dpiX Holding for $1 million. As a result, VMS has the right to appoint two managers of the five person board of managers and its ownership interest in dpiX Holding increased to 40% with the remaining 60% being held by the other original member. When VMS acquired this additional 20% ownership interest, the capital account of the selling member was nearly zero because it was the first in the consortium to be allocated losses. As a result, when dpiX Holding recorded net profits after VMS acquired the additional 20% ownership interest, VMS was the first to be allocated net profits to recover previously allocated losses. VMS recorded income on the equity investment in dpiX Holding of $1 million in the three months ended June 27, 2008 and a loss of $7,000 in the three months ended June 29, 2007. VMS recorded income on the equity investment in dpiX Holding of $0.3 million and $21,000 in each of the nine-month periods ended June 28, 2008 and June 29, 2007, respectively. Incomes and losses on the equity investment in dpiX Holding are included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings.

In accordance with the dpiX agreement, the member that owned the other 19.9% ownership interest in dpiX had the right to sell back to dpiX on dpiX’s last business day in December 2004, 2005 and 2006, cumulatively all of that member’s ownership interest for $5 million if dpiX had not become a publicly traded company as of the last business day in December 2004. In December 2004, that member exercised its right to sell back to dpiX its 19.9% ownership interest. On each of December 22, 2005 and December 24, 2004, dpiX repurchased from that member a 7.96% ownership interest for a payment of $2 million (in aggregate, a 15.92% interest for $4 million). On December 22, 2006, dpiX repurchased the remaining 3.98% ownership interest for $1 million and VMS’s indirect ownership interest in dpiX increased to 40%.

In December 2004, VMS agreed to loan $2 million to dpiX in four separate installments, with the loan bearing interest at prime plus 1% per annum. The principal balance is due and payable to VMS in twelve equal quarterly installments that began in October 2006; interest is payable in full according to a quarterly schedule, which began in April 2005; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable thereunder, is due and payable on July 10, 2009. The note receivable from dpiX totaled $1.0 million and $1.3 million at June 27, 2008 and September 28, 2007, respectively. The current portion of the note receivable was included in “Prepaid Expense and Other Current Assets” and the long-term portion was included in “Other Assets” in the Condensed Consolidated Balance Sheet.

In February 2008, VMS agreed to loan an additional $1.6 million to dpiX, with the loan bearing interest at prime plus 1% per annum. The principal balance is due and payable to VMS in twelve equal quarterly installments beginning in January 2010; interest is payable in full according to a quarterly schedule which began in April 2008; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable hereunder, is due and payable on October 10, 2012. The additional note receivable from dpiX of $1.6 million was included in “Other Assets” in the Condensed Consolidated Balance Sheet at June 27, 2008.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In March 2006, VMS and the other member of dpiX Holding agreed to invest an aggregate $92 million in dpiX Holding, with each member’s contribution based on its percentage ownership interest in dpiX Holding, for dpiX to acquire and construct a manufacturing facility in Colorado to increase its production capacity. As of June 27, 2008 and September 28, 2007, VMS’s contribution of $36.8 million to dpiX Holding for the Colorado manufacturing facility was included in “Other assets” in the Condensed Consolidated Balance Sheets.

During the three months ended June 27, 2008 and June 29, 2007, the Company purchased glass transistor arrays from dpiX totaling approximately $7.0 million and $4.9 million, respectively. Glass transistor arrays purchased from dpiX totaled $18.6 million for the nine months ended June 27, 2008 and $16.0 million for the nine months ended June 29, 2007. These purchases of flat panels are included as a component of “Inventory” in the Condensed Consolidated Balance Sheets and “Cost of revenues - product” in the Condensed Consolidated Statements of Earnings for these periods.

5. PRODUCT WARRANTY

The Company provides for estimated future costs of warranty obligations in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee. The Company warrants most of its products for a specific period of time, usually one year, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company will incur to repair or replace product parts that fail while still under warranty. The amount of the accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates include the historical experience of similar products, as well as reasonable allowance for warranty expenses associated with new products. On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends, if required.

The following table reflects the change in the Company’s accrued product warranty during the nine months ended June 27, 2008 and June 29, 2007:

	Nine Months Ended
(In millions)	June 27, 2008	June 29, 2007
Accrued product warranty, at beginning of period	$51.3	$43.0
Charged to cost of revenues	36.7	34.4
Actual product warranty expenditures	(35.6)	(28.9)

Accrued product warranty, at end of period	$52.4	$48.5

6. LINE OF CREDIT

In July 2007, the Company entered into a Credit Agreement with Bank of America, N.A. (“BofA”) providing for an unsecured revolving credit facility that enables the Company to borrow and have outstanding at any given time a maximum of $100 million (the “BofA Credit Facility”). Borrowings under of the BofA Credit Facility may be used for working capital, capital expenditures, permitted acquisitions and other lawful corporate purposes. The BofA Credit Facility will expire, if not extended by mutual agreement of the Company and BofA, on July 27, 2009. Borrowings under the BofA Credit Facility accrue interest either (i) based on the London InterBank Offered Rate (“LIBOR”) plus a margin of ..45% to .70% based on a leverage ratio involving funded indebtedness and earnings before interest, tax and depreciation and amortization (“EBITDA”) or (ii) based upon a base rate of either the federal funds rate plus .5% or BofA’s announced prime rate, whichever is greater, plus a margin of 1.75% to 2.25% based on a leverage ratio involving funded indebtedness and EBITDA, depending upon instructions from the Company to BofA. The Company may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate are adjustable daily. The Company may

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

prepay, reduce or terminate the commitment without penalty. The Company pays commitment fees at an annual rate of .1% to .15% based on a leverage ratio involving funded indebtedness and EBITDA. The BofA Credit Facility also provides $25 million to support letters of credit issued on behalf of the Company, of which none were outstanding as of June 27, 2008.

At June 27, 2008, the outstanding balance on the BofA Credit Facility was $27 million with a weighted average interest rate of 2.96%. At September 28, 2007, $41 million was outstanding under the BofA Credit Facility with a weighted average interest rate of 6.04%.

The BofA Credit Facility contains customary affirmative and negative covenants for facilities of this type. The Company has also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets. As of June 27, 2008 and September 28, 2007, the Company was in compliance with all covenants.

In March 2008, the Company entered into an agreement with BNP Paribas, providing for an uncommitted credit facility that enables the Company to borrow up to a maximum of $15 million (the “BNP Credit Facility”). Borrowings under the BNP Credit Facility may be used for working capital, capital expenditures, permitted acquisitions and other lawful corporate purposes. This uncommitted BNP Credit Facility can be terminated at any time by the Company or BNP Paribas. Based on instructions from the Company to BNP Paribas, borrowings under the BNP Credit Facility accrue interest based on either LIBOR or the prime rate index plus a margin set by the bank at the time of the borrowing. Borrowing periods are set at the time of the borrowing and can range from one to 30 days in duration. The Company may prepay any amount outstanding under this Facility with notice to BNP Paribas. As of June 27, 2008, $15 million was outstanding under the BNP Credit Facility with a weighted average interest rate of 2.98%.

In May 2008, the Company’s Japanese subsidiary (“VMS KK”) entered into an agreement with BofA (the “Japanese BofA Credit Facility”) providing for a revolving credit facility that enables VMS KK to borrow in Japanese Yen up to a maximum amount equivalent to $30 million. Borrowings under the Japanese BofA Credit Facility may be used for working capital, capital expenditures, permitted acquisitions and other lawful corporate purposes. The Japanese BofA Credit Facility expires in May 2009, at which time all principal and interest outstanding will be due; however, it is repayable at any time without penalty. Borrowings under the Japanese BofA Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin customary for this type of facility based on a leverage ratio involving funded indebtedness and EBITDA. Interest rates on advances are adjustable daily. As of June 27, 2008, $25 million was outstanding under the Japanese BofA Credit Facility with a weighted average interest rate of 1.2%.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has significant transactions denominated in foreign currencies and addresses certain of those financial exposures through a program of risk management that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and typically hedges certain of these larger foreign currency sales orders when they are not in the subsidiaries’ functional currency. Those foreign currency sales orders that fit our risk management policy criteria are hedged using forward contracts. The Company may use other derivative instruments in the future. The Company enters into forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into forward contracts for speculative or trading purposes. The forward contracts range from one to twelve months in maturity. As of June 27, 2008, the Company did not have any forward contracts with an original maturity greater than twelve months.

At June 27, 2008, the Company had forward contracts for hedging foreign currency denominated sales orders with notional values to sell and purchase of $64.6 million and $21.1 million, respectively, in various foreign currencies. These hedges of foreign currency denominated sales orders are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities (“SFAS 133”). Changes in fair values of these hedges of foreign currency denominated sales orders are recognized quarterly in “Cost of revenues” in the Condensed Consolidated Statements of Earnings.

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

8. COMMITMENTS AND CONTINGENCIES

Environmental Remediation Liabilities

The U.S. Environmental Protection Agency (“EPA”) or third parties have named the Company as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at nine sites where the Company, as Varian Associates, Inc., was alleged to have shipped manufacturing waste for recycling or disposal and, as a PRP, the Company may have an obligation to reimburse the EPA or other third parties for cleanup costs at these sites. In addition, the Company is overseeing environmental cleanup projects and, as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities. Under the terms of the agreement governing the spin-offs of Varian, Inc. (“VI”) and Varian Semiconductor Equipment Associates, Inc. (“VSEA”) by the Company in 1999, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $0.1 million and $0.2 million (net of amounts borne by VI and VSEA) during the three months ended June 27, 2008 and June 29, 2007, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs. The Company spent $0.7 million (net of amounts borne by VI and VSEA) during each of the nine-month periods ended June 27, 2008 and June 29, 2007, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.

Various uncertainties make it difficult to estimate, or determine the likelihood within a range of estimates of, the project management costs, legal costs and costs of certain third-party claims at all of the sites and facilities. In addition, for the nine sites and one of the facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future cost of such activities. As of June 27, 2008, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs for these ten locations, as well as project management costs, legal costs and the costs of certain third party-claims for all locations ranged in the aggregate from $3.2 million to $7.5 million. Management believes that no amount in the range of estimated future costs is more probable of being incurred than any other amount in the range and therefore accrued $3.2 million for these cleanup projects as of June 27, 2008. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

As to all other facilities, the Company has gained sufficient knowledge to better estimate the scope and costs of future cleanup activities based upon formal agreements with other parties defining the Company’s future liabilities or formal cleanup plans that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the facility. As of June 27, 2008, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in the aggregate from $8.2 million to $36.3 million. The time frames over which these cleanup project costs are estimated vary, ranging from 2 years to 30 years as of June 27, 2008. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $16.3 million at June 27, 2008. The Company accordingly accrued $11.5 million, which represents its best estimate of the future costs of $16.3 million discounted at 4%, net of inflation. This accrual is in addition to the $3.2 million described in the preceding paragraph.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The foregoing amounts are only estimates of anticipated future environmental-related costs to cover the known cleanup projects, and the amounts actually spent may be greater or less than these estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental cleanup activities, the large number of sites and facilities involved and the amount of third-party claims. The Company believes that most of these cost ranges will narrow as cleanup activities progress. The Company believes that its reserves are adequate, but as the scope of its obligations becomes more clearly defined, these reserves (and the associated indemnification obligations of VI and VSEA) may be modified and related charges or credits against earnings may be made.

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

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial strength of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurance company agreed to pay a portion of the Company’s past and future environmental-related expenditures. Accordingly, the Company recorded a receivable of $2.8 million at June 27, 2008 and $2.9 million at September 28, 2007, which was primarily included in “Other assets” in the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has in the past paid the claims that the Company has made.

Acquisition-Related Commitments/Obligations

When the Company acquired ACCEL Instruments GmbH (“ACCEL”) in January 2007, ACCEL was involved in a contract-related lawsuit. Subsequent to the acquisition, the Company settled this lawsuit and agreed to perform under a new contract for a fixed price. From January to September 2007, the Company gathered information related to the expected cost of satisfying its contract commitment and completed its assessment as of September 28, 2007. As a result, the final purchase price allocation of ACCEL included a loss accrual related to this contingency of €28.3 million. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Consolidated Statement of Earnings in the periods these variances arise. As of June 27, 2008, the actual costs incurred had been consistent with the estimated costs for the contract and the loss accrual related to this contingency was €17.0 million.

Other Proceedings

The Company is involved in legal proceedings arising in the ordinary course of its business. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceeding will likely result in a judgment or settlement that would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

9. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Defined Benefit Plans
Service cost	$463	$1,220	$1,407	$3,624
Interest cost	1,337	1,063	3,955	3,169
Settlement gain	—	—	(587)	—
Expected return on plan assets	(1,563)	(1,127)	(4,636)	(3,380)
Amortization of prior service cost	40	31	114	92
Recognized actuarial loss	128	235	385	706

Net pension benefit cost	$405	$1,422	$638	$4,211

Post-Retirement Benefit Plans
Interest cost	$91	$94	$274	$282
Amortization of transition amount	123	123	370	369
Amortization of prior service cost	1	1	3	3
Recognized actuarial loss	4	5	12	16

Net pension benefit cost	$219	$223	$659	$670

The Company made contributions to the defined benefit plans of $3.5 million during the nine months ended June 27, 2008. The Company currently expects total contributions to the defined benefit plans for fiscal year 2008 will be approximately $4.7 million. The Company made contributions to the post-retirement benefit plans of $0.4 million during the nine months ended June 27, 2008. The Company currently expects total contributions to the post-retirement benefit plans for fiscal year 2008 will be approximately $0.6 million.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The total amount of unrecognized tax benefits did not change by a significant amount during the nine months ended June 27, 2008; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as a result of lapses of the statute of limitations in various jurisdictions, audit settlements, and as a result of the Company’s application to the IRS for permission to change its tax return treatment of certain timing differences. It is reasonably possible that the Company’s unrecognized tax benefits will decrease within the next 12 months. Unrecognized tax benefits of approximately $9 million related to the character and taxability of certain items of foreign income may be reduced if the statute of limitations for the relevant taxing authority to examine and challenge the position expires as expected. Unrecognized tax benefits of approximately $11 million related to the tax treatment of certain timing differences may be reduced if the IRS consents to a tax accounting method change that the Company has requested.

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

The Company’s effective tax rate was 18.1% for the three months ended June 27, 2008, compared to 25.7% in the same period of fiscal year 2007. For the nine months ended June 27, 2008, the Company’s effective tax rate was 28.5%, compared to 29.7% in the same period of fiscal year 2007. The decrease in the Company’s effective tax rate for the three-month and nine-month periods ended June 27, 2008 was primarily due to a net benefit for discrete items, primarily related to the release of some liabilities for uncertain tax positions under FIN 48 including the release of accrued interest as a result of tax audit protection that the Company received upon its application to the IRS for permission to change its tax return treatment of certain timing differences.

The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes.

11. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On July 24, 2007, VMS’s Board of Directors approved the repurchase up to 12,000,000 shares of VMS common stock during the period beginning on July 30, 2007 through December 31, 2008. During the nine months ended June 27, 2008, the Company paid $176.4 million to repurchase 3,660,000 shares of VMS common stock, of which $61.9 million was paid during the three months ended June 27, 2008 to repurchase 1,240,158 shares. All shares that have been repurchased have been retired. As of June 27, 2008, the Company could repurchase up to an additional 7,340,000 shares of VMS common stock under the July 24, 2007 authorization.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Comprehensive Earnings

The components of comprehensive earnings are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net earnings	$74,180	$50,370	$201,022	$160,822
Other comprehensive income, net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of transition obligation included in net periodic benefit cost	75	—	225	—
Amortization of prior service cost included in net periodic benefit cost	36	—	103	—
Amortization of net actuarial loss included in net periodic benefit cost	94	—	284	—

	205	—	612	—
Currency translation adjustment	(897)	—	5,066	—

Other comprehensive income (loss)	(692)	—	5,678	—

Total comprehensive earnings	$73,488	$50,370	$206,700	$160,822

12. EMPLOYEE STOCK PLANS

In February 2008, VMS’s stockholders approved an amendment to the Second Amended and Restated 2005 Omnibus Stock Plan, which increased the number of shares available for grant under the plan by 2,600,000 shares.

The table below summarizes the share-based compensation expense under SFAS 123(R), Share-Based Payment (“SFAS 123(R)”):

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Cost of revenues - Product	$1,087	$1,136	$3,029	$3,376
Cost of revenues - Service contracts and other	978	865	2,581	2,622
Research and development	1,372	1,222	3,465	3,782
Selling, general and administrative	8,061	7,553	21,079	24,012
Taxes on earnings	(3,791)	(3,653)	(10,005)	(11,506)

Net decrease in net earnings	$7,707	$7,123	$20,149	$22,286

Increase (decrease) on:
Cash flows from operating activities (1)	$(8,224)	$(3,972)	$(24,273)	$(16,485)
Cash flows from financing activities (1)	$8,224	$3,972	$24,273	$16,485

(1)	Amounts represent excess tax benefits from share-based compensation.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

During the three months and nine months ended June 27, 2008, total share-based compensation expense recognized in earnings before taxes was $11.5 million and $30.2 million, respectively, and the total related recognized tax benefit was $3.8 million and $10.0 million, respectively. During the three months and nine months ended June 29, 2007, total share-based compensation expense recognized in earnings before taxes was $10.8 million and $33.8 million, respectively, and the total related recognized tax benefit was $3.7 million and $11.5 million, respectively. Total share-based compensation expense capitalized as part of inventory for the three and nine months ended June 27, 2008 was $0.5 million and $1.6 million, respectively. Total share-based compensation expense capitalized as part of inventory for the three and nine months ended June 29, 2007 was $0.7 million and $1.9 million, respectively.

The fair value of options granted and the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Employee Stock Option Plans
Expected term (in years)	4.31	4.20	4.31	4.15
Risk-free interest rate	3.0%	4.7%	2.6%	4.4%
Expected volatility	31.5%	29.0%	29.7%	28.2%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$14.02	$12.97	$15.39	$15.98
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	2.0%	5.0%	2.2%	5.0%
Expected volatility	18.3%	19.3%	21.6%	20.0%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$9.60	$10.15	$9.39	$10.44

Activity under the Company’s employee stock plans is presented below:

		Options Outstanding
(In thousands, except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (3)
Balance at September 28, 2007	3,304	15,585	$33.75
Authorized	2,600	—	—
Granted (1)	(2,548)	1,175	52.51
Cancelled or expired (2)	143	(108)	49.97
Exercised	—	(2,642)	21.78

Balance at June 27, 2008	3,499	14,010	$37.46	5.7	$198,198

Exercisable at June 27, 2008		11,361	$34.25	5.3	$196,131

(1)	During the nine months ended June 27, 2008, VMS granted certain employees an aggregate of 531,882 shares of restricted common stock and awarded to its directors an aggregate of 17,307 deferred stock units under the Second Amended and Restated 2005 Omnibus Stock Plan.

(2)	During the nine months ended June 27, 2008, VMS cancelled 1,000 deferred stock units that had been granted to a director who resigned during the first quarter of fiscal year 2008 and cancelled 5,061 shares of restricted common stock that had previously been granted to employees under the Second Amended and Restated 2005 Omnibus Stock Plan. In addition, VMS cancelled 7,089 shares of restricted common stock that were tendered to VMS for employees’ taxes withheld for vested restricted common stock under the Amended and Restated 2005 Omnibus Stock Plan.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

During the nine months ended June 27, 2008, VMS cancelled stock options for 1,116 shares that were granted prior to the spin-offs of VI and VESA. Such shares do not become available for grant following cancellation.

(3)	The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $51.43 as of June 27, 2008 and which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 27, 2008, there was $30 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.6 years.

The activity for restricted stock, restricted performance shares and deferred stock units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Balance at September 28, 2007	348	$44.38
Granted	549	52.52
Vested	(28)	50.79
Cancelled or expired	(6)	52.14

Balance at June 27, 2008	863	$49.30

As of June 27, 2008, unrecognized compensation expense totaling $34.5 million was related to restricted stock and deferred stock units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 3.2 years.

13. EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period. Diluted net earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares under the treasury method.

The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net earnings	$74,180	$50,370	$201,022	$160,822

Basic weighted average shares outstanding	124,617	126,978	124,850	128,099
Dilutive effect of potential common shares	2,448	2,884	2,779	3,346

Diluted weighted average shares outstanding	127,065	129,862	127,629	131,445

Net earnings per share — Basic	$0.60	$0.40	$1.61	$1.26

Net earnings per share — Diluted	$0.58	$0.39	$1.58	$1.22

Pursuant to SFAS 123(R), the Company excludes shares underlying stock options from the computation of diluted weighted average shares outstanding if the per share value, including the sum of (a) the exercise price of the options and (b) the amount of the compensation cost attributed to future services and not yet recognized, is greater than the average market price of the

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

shares, because the inclusion of the shares underlying these stock options would be antidilutive to earnings per share. Accordingly, stock options to purchase 6,053,749 shares at an average exercise price of $50.81 per share were excluded from the computation of diluted weighted average shares outstanding for the three months ended June 27, 2008. For the three months ended June 29, 2007, stock options to purchase 5,165,108 shares at an average exercise price of $50.35 per share were excluded from the computation of diluted weighted average shares outstanding. Stock options to purchase 6,053,749 shares at average exercise prices of $50.81 per share were excluded from the computation of diluted weighted average shares outstanding for the nine months ended June 27, 2008. Stock options to purchase 5,095,861 shares at average exercise prices of $50.48 per share were excluded from the computation of diluted weighted average shares outstanding for the nine months ended June 29, 2007.

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

The following table summarizes selected operating results information for each business segment:

	Three Months Ended		Nine Months Ended
(In millions)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Revenues
Oncology Systems	$408	$338	$1,189	$1,013
X-ray Products	77	63	222	191

Total reportable segments	$485	$401	$1,411	$1,204
Other	28	22	88	50

Total company	$513	$423	$1,499	$1,254

Operating Earnings
Oncology Systems	$95	$72	$280	$231
X-ray Products	18	15	53	46

Total reportable segments	$113	$87	$333	$277
Other	(5)	(4)	(9)	(9)
Corporate	(18)	(16)	(47)	(45)

Total company	$90	$67	$277	$223

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of June 27, 2008, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended June 27, 2008 and June 29, 2007 and the condensed consolidated statement of cash flows for the nine-month periods ended June 27, 2008 and June 29, 2007. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

August 5, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (“we,” “our,” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission, or SEC, or other reasons. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as fixed field intensity-modulated radiation therapy, or IMRT, image-guided radiation therapy, or IGRT, volumetric modulated arc therapy, brachytherapy, software, treatment techniques, stereotactic radiosurgery, filmless X-rays, security and inspection products, proton therapy products and scientific research instrument products; growth drivers; orders, revenues, backlog or earnings growth; future financial results and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “will,” “would,” “could,” “estimate,” “continue,” “grow,” “based on,” “may,” “intended,” “potential,” “promising,” “hope,” “optimistic” “on-going,” “likely,” and “possible” or similar statements are forward-looking statements. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Overview

Higher operating earnings, together with an unusually low 18% tax rate resulting from discrete tax benefits, led to a 49% increase in our net earnings per diluted share of $0.58 in the third quarter of fiscal year 2008 from $0.39 in the year-ago period. Compared to the same quarter last fiscal year, revenues grew 21% and net orders rose 15% in the third quarter of fiscal year 2008. Gross margin improved by nearly one percentage point and our operating earnings increased 35% in the third quarter of fiscal year 2008 over the year-ago period. Backlog at the end of the third quarter of fiscal year 2008 was up 13% from the end of the third quarter of the last fiscal year.

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

In our view, the fundamental market drivers for long-term growth in radiation therapy, stereotactic radiosurgery and brachytherapy continue to be the rising cancer incidence; technology advances and product developments that are leading to improvements in patient care; customer demand for more advanced, effective and comfortable cancer treatments, such as fixed field intensity modulated radiation therapy, or IMRT, image guided radiation therapy, or IGRT, stereotactic radiosurgery, brachytherapy and volumetric arc radiotherapy; competitive conditions among hospitals and clinics to offer such advanced treatments; improvement in cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. Our primary goal in the Oncology Systems business segment is to promote the adoption of more advanced and effective cancer treatments.

Our new RapidArc™ radiotherapy products employs a special form of intensity modulated radiation therapy that is delivered in a single continuous rotation of up to 360 degrees, rather than as a series of fixed fields. These products are capable of planning and delivering an image-guided IMRT treatment in a single revolution of the radiation treatment beam around the patient for a quicker delivery of treatment and greater comfort to the patient. RapidArc is a proprietary implementation of volumetric modulated arc therapy, or VMAT, to control the beam shape, dose rate and gantry speed in a concerted manner to deliver a highly conformal dose distribution to the target. In the third quarter of fiscal year 2008, we continued to experience strong demand for our RapidArc products. We booked about 70 orders for RapidArc on our new high energy linear accelerators in the third quarter of fiscal year 2008, compared to about 60 orders for RapidArc on new machines in the second quarter of fiscal year 2008. Compared to the previous quarter, we had more RapidArc orders on new machines in the third quarter of fiscal year 2008, but saw a decrease in orders for RapidArc upgrades in the field. Most of the orders for RapidArc came from North America, where early adopters are typically concentrated. We believe RapidArc represents a significant advancement in IMRT cancer treatment and can help drive longer term demand for our linear accelerators, our IMRT-related accessory products, and our On-Board Imager® product, or OBI, which enables IGRT and is a pre-requisite for RapidArc.

Customers are also recognizing IGRT and stereotactic radiosurgery as significant enhancements in curative radiation therapy. We believe treatments using IGRT technology are becoming accepted as a standard of care for radiation therapy and radiosurgery, with North America ahead of international regions in the timing of IGRT adoption. About 80% of worldwide orders taken for our high energy linear accelerators during the third quarter of fiscal year 2008 included our OBI. As of June 27, 2008, installation of 930 units of OBI for our high-energy linear accelerators had been completed. During the quarter, we continued to see demand for radiosurgery equipment, including the Novalis TxTM product suite. Novalis Tx is a combination of our Trilogy® Tx linear accelerator, our OBI, our HD 120 multi-leaf collimator and other VMS and BrainLAB AG products targeted to neurosurgeons for radiosurgery.

Oncology Systems reported double-digit growth in net orders in the North American and international regions for the third quarter and the first nine months of fiscal year 2008 over the year-ago periods driven by demand for our new RapidArc radiotherapy products, increased demand for our high energy linear accelerators and our accessory products that enable IGRT (including our OBI), as well as increased demand in our service contract orders. The weaker U.S. dollar against foreign currencies compared to that of the year-ago periods also contributed to the international net order growth in the three-month and nine-month periods. North American and international Oncology Systems revenues increased in the third quarter and the first nine months of fiscal year 2008 over the year-ago periods primarily due to increased sales of our high energy linear accelerators and our accessory products that enable IGRT (including our OBI), as well as increased service contract revenues, partially offset by a decline in sales of IMRT-upgrades. The weaker U.S. dollar against foreign currencies compared to that of the year-ago periods also contributed to the growth in international Oncology Systems revenues in the third quarter and the first nine months of fiscal year 2008.

We believe regional fluctuations in demand are consistent with an observed historical pattern where the international regions follow North America in the adoption of new technology. We are currently seeing fast adoption rates among the early adopters for our RapidArc products and IGRT products, which may lead to more compressed growth cycles. Additionally, we see the purchasing cycle lengthening for some customers, which we believe results from a more complex decision-making process associated with large dollar value transactions for more sophisticated IGRT and surgical equipment, and other technical advances. Revenues are also influenced by the timing of product shipments which are tied to planned customer-requested delivery dates. These factors may contribute to greater fluctuations in our Oncology Systems net orders and revenues.

Oncology Systems gross margin increased by more than one percentage point in the third quarter of fiscal year 2008 compared to the same period in fiscal year 2007 due to an increase in product gross margins that was partially offset by losses from currency hedging contracts and a decrease in service gross margin.

Our success in Oncology Systems largely depends upon our ability to retain leadership in technological innovation, the reliability and cost effectiveness of our products, the efficacy of our treatment technology and external economic influences. Factors affecting the adoption rate of new technologies such as IGRT and VMAT could include their more-widely demonstrated efficacy and acceptance of these technologies and our internal efficiency in design, documentation and testing, and deployment and installation of our new technologies and products. Additional factors could include customer training on the use of our new technologies or related products and our ability to educate customers about the cost effectiveness of our new technologies and clinical outcome advantages. External economic influences could include financial strength of our customers, the availability of credit to our customers, consolidation among our customers, foreign currency exchange rates, significant changes to Medicare and Medicaid reimbursement rates for radiotherapy and brachytherapy procedures and radiosurgery in the United States, government budgeting and tendering cycles and governmental healthcare policies.

X-Ray Products. Our X-ray Products business segment manufactures and sells (i) X-ray tubes for use in a range of applications including computed tomography, or CT, scanning, radiographic or fluoroscopic imaging, mammography, special procedures and industrial applications and (ii) flat panel digital image detectors for filmless X-ray imaging (commonly referred to as flat panel detectors or digital image detectors), which are an alternative to image intensifier tubes for fluoroscopy and X-ray film and computed radiography, or CR, systems for radiography. We continue to view the fundamental growth driver for this business to be the on-going success of key X-ray imaging original equipment manufacturers, or OEMs, that incorporate our X-ray tube products and flat panel detectors into their medical diagnostic, dental, veterinary and industrial imaging systems. X-ray Products’ net orders and revenues grew in the third quarter of fiscal year 2008 over the same period of fiscal year 2007 due primarily to significant growth in demand for our flat panel detectors, although demand for X-ray tube products decreased slightly. In the third quarter of fiscal year 2008, X-ray Products gross margin improved about 0.5 percentage points over the year-ago period, primarily due to product mix shift toward sales of higher margin flat panel products.

In December 2007, we acquired Pan-Pacific Enterprises, Inc., or Pan-Pacific, an independent distributor of medical X-ray tubes in China, for approximately $2.0 million, plus an additional contingent “earn out” payment of up to $3.5 million. Pan-Pacific, which is reported under our X-ray Products segment, enhances the sales channel for X-ray tubes and flat panel products in China.

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

We believe growth in the SIP business will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to inspect shipments and verify manifests for assessing duties and taxes. This business is heavily influenced by U.S. and foreign government policies on national and homeland security, border protection and customs revenue activities. It is reliant on government budgets and appropriations, and it is subject to political change. In addition, this business is dependent on the success of our OEM customers. We are now seeing wider deployment of our Linatron X-ray accelerators for cargo screening and border protection as customers are placing orders for multiple units. While we are optimistic about SIP’s long-term potential and encouraged by the increased interest in our SIP products, use of this technology in security cargo screening and border protection is still in its early stages. Orders and revenues for our SIP products may be unpredictable as governmental agencies may place large orders with our OEM customers in a short time period and then may not place any orders for a long time period thereafter.

ACCEL supplies proton therapy systems for cancer treatment and scientific instruments used in physics research. Our ACCEL Proton Therapy business develops, designs, manufactures and integrates proton therapy systems for the treatment of certain types of cancer. Proton therapy, as a clinical treatment modality, is still not wide-spread and the technology is still developing. We see a high level of interest in the worldwide marketplace for this type of technology, and we intend to leverage our experience in traditional radiation therapy to help advance proton therapy. We are investing substantial resources to commercialize ACCEL’s advanced proton technology and to build this new business. Proton therapy facilities, nevertheless, are large scale construction projects that take three years or more to complete. With the cost of a multiple-gantry system in excess of $60 million and the total cost for a center approaching $100 million, significant customer investment and perhaps complex project financing will be required. Consequently, the customers’ decision-making cycle is very long and orders for proton therapy systems generally involve many contingencies. Since we currently will not book these orders until contingencies are eliminated, we do not expect to book any orders for proton therapy systems in the short term and do not expect to start generating significant proton therapy systems revenues until fiscal year 2010.

The ACCEL Research Instruments division develops, manufactures and services highly customized components and systems primarily for national research laboratories worldwide for physics research. This market is characterized by a few large projects in the billion-dollar range and a number of national accelerator projects ranging from one to five hundred million dollars. The timing of these research projects, that are usually publicly funded and subject to governmental and political factors, vary significantly and, accordingly, orders and revenues for this division may be unpredictable and engineering and manufacturing resources will fluctuate over time along with the resource requirements of these research projects.

GTC, our scientific research facility, continues to invest in developing technologies that enhance our current businesses or may lead to new business areas, including next generation digital X-ray imaging technology, volumetric and functional imaging, improved X-ray sources and technology for security and cargo screening applications. In addition, GTC is developing technologies and products that are designed to improve disease management by more precise targeting of radiation, as well as by employing targeted energy and molecular agents to enhance the effectiveness and broaden the application of radiation therapy.

Compared to the third quarter of fiscal year 2007, net orders in the “Other” category were down slightly in the third quarter of fiscal year 2008 due to the addition of order backlog of $3 million from our acquisition of BIR in the third quarter of fiscal year 2007. Revenue growth in the “Other” category in the third quarter of fiscal year 2008 over the year-ago period was primarily due to increased product revenues in our SIP business, partially offset by a decrease in contract revenues from the Research Instruments division of ACCEL. As indicated in previous reports, we expect ACCEL to continue to be dilutive to our net earnings per diluted share in fiscal year 2008.

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

Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. Our critical accounting policies that are affected by accounting estimates include share-based compensation expense, revenue recognition, valuation of allowance for doubtful accounts, valuation of inventories, assessment of recoverability of goodwill and intangible assets, valuation of warranty obligations, assessment of environmental remediation liabilities, valuation of defined benefit and post-retirement benefit plans and taxes on earnings. Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our Condensed Consolidated Financial Statements, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, also refer to the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

The expected term is based on the observed and expected time to post-vesting exercise and post-vesting cancellations of stock options by our employees. Upon the adoption of SFAS 123(R), we determined the expected term of stock options based on the demographic grouping of employees and retirement eligibility. Upon the adoption of SFAS 123(R), we used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption. Blended volatility represents the weighted average of implied volatility and historical volatility. Implied volatility was derived based on six-month traded options on VMS common stock. Implied volatility is weighted in the calculation of blended volatility based on the ratio of the six-month term of the exchange-traded options to the expected lives of the employee stock options. Historical volatility represents the remainder of the weighting. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in VMS common stock is reflective of market conditions and is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. In determining the extent of use of implied volatility, we considered: (i) the volume of market activity of traded options; (ii) the ability to reasonably match the input variables of traded options to those of stock options granted by us, including the date of grant; (iii) the similarity of the exercise prices; and (iv) the length of term of traded options. After considering the above factors, we determined that we cannot rely exclusively on implied volatility based on the fact that the term of VMS six-month exchange-traded options is less than one year and that it is different from the expected lives of the stock options we granted. Therefore, we believe a combination of the historical volatility over the expected lives of the stock options granted by us and the implied volatility of six-month exchange-traded options best reflects the expected volatility of VMS common stock going forward. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

Goodwill and Intangible Assets

Goodwill is initially recorded when the purchase price paid for a business acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The majority of companies that we have acquired have not had significant identified tangible assets and, as a result, a significant portion of the purchase price has been typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of these acquired intangible assets and potential impairment charges related to goodwill if indicators of impairment exist. As a result of business acquisitions, the allocation of the purchase price to goodwill and intangible assets could have a significant impact on our future operating results. The allocation of the purchase price of the acquired companies to goodwill and intangible assets requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should conditions differ from management’s estimates at the time of the acquisition, material write-downs of intangible assets and/or goodwill may be required, which would adversely affect our operating results.

We evaluate goodwill and purchased assets with indefinite lives for impairment annually in accordance with SFAS 142 “Goodwill and Other Intangible Assets.” The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. We determine the fair value of our reporting units based on the present value of estimated future cash flows of the reporting units. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal years or more frequently if indicators of potential impairment arise. In the fourth quarter of fiscal year 2007, we performed goodwill impairment testing for the four reporting units that carried goodwill, Oncology Systems, X-ray Products, SIP and ACCEL, and found no impairment.

Warranty Obligations

We warrant most of our products for a specific period of time, usually one year, against material defects. We provide for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty costs represent our best estimate at the time of sale of the total costs that we will incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates will include historical experience of similar products, as well as reasonable allowance for start-up expenses. Actual warranty costs could differ from the estimated amounts. On a quarterly basis, we review the accrued balances of our warranty obligations and update the historical warranty cost trends, if required. If we were required to accrue additional warranty costs in the future, it would negatively impact our operating results.

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

Effective as of the beginning of fiscal year 2008, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 contains a two-step approach to recognizing, derecognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that, based on the technical merits, the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Recognition, derecognition, and measurement are based on management’s best judgment given the facts, circumstances and information available at the end of the accounting period. A tax benefit should be recognized in the first period in which it meets the more likely than not recognition threshold, and conversely, a tax benefit previously recognized should be derecognized in the first period in which new information results in a change in judgment in which the position fails to meet the recognition threshold. A benefit not previously recognized would be recognized when the tax position is effectively settled through examination, negotiation or litigation with tax authorities, or when the statute of limitations for the relevant taxing authority to examine and challenge the position has expired. Our policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on earnings did not change as a result of the adoption of FIN 48.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2008 is the 52-week period ending September 26, 2008, and fiscal year 2007 was the 52-week period ended September 28, 2007. The fiscal quarters ended June 27, 2008 and June 29, 2007 were both 13-week periods.

Discussion of Financial Data for the Third Quarter and First Nine months of Fiscal Year 2008 Compared to the Third Quarter and First Nine months of Fiscal Year 2007

Total Revenues

Revenues by sales classification

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 27, 2008	June 29, 2007	Percent Change	June 27, 2008	June 29 , 2007	Percent Change
Product	$410.1	$337.1	22%	$1,203.2	$1,014.3	19%
Service Contracts and Other	102.7	86.6	19%	295.7	239.9	23%

Total Revenues	$512.8	$423.7	21%	$1,498.9	$1,254.2	20%

Product as a percentage of total revenues	80%	80%		80%	81%
Service Contracts and Other as a percentage of total revenues	20%	20%		20%	19%
Revenues by region
North America	$258.7	$207.4	25%	$702.2	$626.1	12%

Europe	141.3	122.7	15%	464.6	364.2	28%
Asia	86.2	77.5	11%	272.2	213.1	28%
Rest of world	26.6	16.1	66%	59.9	50.8	18%

Total International (1)	254.1	216.3	18%	796.7	628.1	27%

Total	$512.8	$423.7	21%	$1,498.9	$1,254.2	20%

North America as a percentage of total revenues	50%	49%		47%	50%
International as a percentage of total revenues	50%	51%		53%	50%

(1)	We consider international revenues to be revenues outside of North America.

For the third quarter and the first nine months of fiscal year 2008, total revenues increased over the same periods of fiscal year 2007 due to the increases in revenues in both business segments and the “Other” category.

Total product revenues in the third quarter and in the first nine months of fiscal year 2008 increased over the year-ago periods primarily due to the increase in product revenues in Oncology Systems and, to a lesser extent, the increases in product revenues in X-ray Products and SIP. Third quarter of fiscal year 2008 total service contracts and other revenue growth over the same period in fiscal year 2007 was primarily due to growth in Oncology Systems service contract revenues, partially offset by a decline in ACCEL revenue. The growth in service contracts and other revenues for the first nine months of fiscal year 2008 over the year-ago period was due to growth in Oncology Systems service contract revenues, helped by the fact that ACCEL revenue was included for the full nine months of fiscal year 2008 as compared to only six months of fiscal year 2007 when we acquired ACCEL during the second fiscal quarter.

The growth in North American revenues in the third quarter and the first nine months of fiscal year 2008 over the year-ago periods was primarily driven by the increase in Oncology Systems North American revenues and, to a lesser extent, the North American revenue growth in X-ray Products and our businesses in the “Other” category.

The increase in international revenues for the third quarter of fiscal year 2008 over the same quarter in fiscal year 2007 was primarily due to the growth in Oncology Systems international revenues and, to a lesser extent, the growth in international revenues in X-ray Products and SIP, although this was partially offset by a decrease in ACCEL international revenues. For the first nine months of fiscal year 2008, Oncology Systems was the primary contributor to the growth in international revenues over the year-ago period, although X-ray Products and all of our businesses in the “Other” category also contributed. The weaker U.S. dollar against foreign currencies compared to that of the year-ago periods also contributed to the increase in international revenues for the third quarter and the first nine months of fiscal year 2008 over the year-ago periods. All regions contributed to the increase in international revenues in the third quarter and the first nine months of fiscal year 2008 over the same periods in fiscal year 2007.

Oncology Systems Revenues

Revenues by sales classification

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 27, 2008	June 29, 2007	Percent Change	June 27, 2008	June 29, 2007	Percent Change
Product	$312.0	$262.2	19%	$922.5	$797.1	16%
Service Contracts (1)	95.7	75.5	27%	266.7	215.5	24%

Total Oncology Systems revenues	$407.7	$337.7	21%	$1,189.2	$1,012.6	17%

Product as a percentage of total Oncology Systems revenues	77%	78%		78%	79%
Service Contracts as a percentage of Oncology Systems revenues	23%	22%		22%	21%
Oncology Systems revenues as a percentage of total revenues	80%	80%		79%	81%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. This excludes revenues from spare parts sold by our service department.

The increases in Oncology Systems product revenues for the third quarter and the first nine months of fiscal year 2008 over the year-ago periods were primarily driven by increased revenues from sales of our high energy linear accelerators and our accessory products that enable IGRT (including our OBI). However, these revenue increases in both the third quarter and the first nine months of fiscal year 2008 over the year-ago periods were partially offset by a decline in revenues from sales of IMRT-upgrades. The increase in service contracts revenues in the third quarter and the first nine months of fiscal year 2008 from the same periods in fiscal year 2007 was primarily driven by increasing customer adoption of service contracts as the sophistication of our products and installed base of software products increase. The weaker U.S. dollar against foreign currencies compared to that of the year-ago periods also contributed to the increase in Oncology Systems revenues for the third quarter and the first nine months of fiscal year 2008 over the year-ago periods.

Revenues by region

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 27, 2008	June 29, 2007	Percent Change	June 27, 2008	June 29, 2007	Percent Change
North America	$222.6	$182.6	22%	$600.7	$543.4	11%
Europe	113.9	96.9	18%	375.9	303.3	24%
Asia	46.5	44.4	5%	159.0	121.4	31%
Rest of world	24.7	13.8	78%	53.6	44.5	20%

Total International	185.1	155.1	19%	588.5	469.2	25%

Total Oncology Systems Revenues	$407.7	$337.7	21%	$1,189.2	$1,012.6	17%

North America as a percentage of Oncology Systems revenues	55%	54%		51%	54%
International as a percentage of Oncology Systems revenues	45%	46%		49%	46%

The growth in international revenues for the third quarter and the first nine months of fiscal year 2008 was due to increases in product revenues from sales of our high energy linear accelerators and our accessory products that enable IGRT (including our OBI), as well as an increase in service contracts revenues, in all international regions. The weaker U.S. dollar against foreign currencies compared to that of the year-ago periods also contributed to the increase in Oncology Systems international revenues for the third quarter and the first nine months of fiscal year 2008 over the year-ago periods. These increases were partially offset by decreases in product revenues from sales of IMRT-upgrades primarily in Europe, reflecting the continued slowdown in demand for IMRT-upgrade products after several years of rapid adoption of IMRT technology.

North American revenues grew in the third quarter and the first nine months of fiscal year 2008 over the same periods in prior fiscal year primarily due to increases in product revenues from sales of our high energy linear accelerators, our accessory products that enable IGRT (including our OBI) and an increase in service contracts revenues, which was partially offset by a decrease in product revenues from IMRT-upgrades.

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

X-ray Products Revenues

Revenues by region

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 27, 2008	June 29, 2007	Percent Change	June 27, 2008	June 29, 2007	Percent Change
North America	$27.2	$20.5	33%	$77.4	$69.4	12%
Europe	11.3	9.6	17%	33.1	27.3	21%
Asia	36.7	31.0	19%	105.3	88.3	19%
Rest of world	2.0	2.2	(11%)	6.3	6.2	2%

Total International	50.0	42.8	17%	144.7	121.8	19%

Total X-ray Products Revenues	$77.2	$63.3	22%	$222.1	$191.2	16%

North America as a percentage of X-ray Products revenues	35%	32%		35%	36%
International as a percentage of X-ray Products revenues	65%	68%		65%	64%
X-ray Products revenues as a percentage of total revenues	15%	15%		15%	15%

The increase in international revenues in the third quarter and in the first nine months of fiscal year 2008 was due to increased revenues primarily from sales of our flat panel detectors in Europe and Asia. The growth in X-ray Products revenues in North America in the third quarter and the first nine months of fiscal year 2008 over the year-ago periods was due to increased revenues from sales of our flat panel detectors, which was partially offset by lower revenues from sales of our X-ray tubes.

Other Revenues

Revenues by sales classification

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 27, 2008	June 29, 2007	Percent Change	June 27, 2008	June 29, 2007	Percent Change
Product	$20.8	$11.7	78%	$58.5	$26.0	125%
Service Contracts and Other	7.1	11.0	(36%)	29.1	24.4	19%

Total Other revenues	$27.9	$22.7	23%	$87.6	$50.4	74%

Other revenues as a percentage of total revenues	5%	5%		6%	4%

For our “Other” category, which includes SIP (including BIR), ACCEL and GTC, revenues in the third quarter of fiscal year 2008 increased over the year-ago period primarily due to growth in product revenues in our SIP business (including BIR), partially offset by a decline in contract revenues from the Research Instruments division of ACCEL. For the first nine months of fiscal year 2008, revenues in the “Other” category increased due to growth in product revenues in our SIP business (including BIR), as well as the inclusion of contract revenues from the Research Instruments division of ACCEL, which we acquired in the second quarter of fiscal year 2007. The higher product revenues from SIP is attributable to increased sales of our Linatron products and image detection products to OEM customers for cargo screening and border protection.

Gross Margin

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 27, 2008	June 29, 2007	Percent Change	June 27, 2008	June 29, 2007	Percent Change
Dollar by segment
Oncology Systems	$173.8	$139.6	25%	$503.8	$425.6	18%
X-ray Products	31.1	25.1	24%	85.9	77.8	10%
Other	5.6	5.8	(3%)	22.8	12.4	85%

Gross margin	$210.5	$170.5	23%	$612.5	$515.8	19%

Percentage by segment
Oncology Systems	42.6%	41.3%		42.4%	42.0%
X-ray Products	40.3%	39.8%		38.7%	40.7%
Total Company	41.1%	40.2%		40.9%	41.1%

For the third quarter of fiscal year 2008, total gross margin increased by 0.9 percentage points over the third quarter of fiscal year 2007, primarily due to the increase in Oncology Systems gross margins and, to a lesser extent, the increase in X-ray Products gross margins. For the first nine months of fiscal year 2008, total gross margin remained relatively flat as a percentage of total revenues with the year-ago period, with the decrease in gross margin for X-ray Products significantly offset by the gross margin improvement for Oncology Systems.

Oncology Systems gross margin increased in the third quarter and in the first nine months of fiscal year 2008 compared to the same periods in fiscal year 2007 primarily due to increases in product gross margins that were partially offset by decreases in service contracts gross margin. Product gross margin increased from 39.4% in the third quarter of fiscal year 2007 to 42.1% in the third quarter of fiscal year 2008. Product gross margin increased from 40.8% in the first nine months of fiscal year 2007 to 41.1% in the same period of fiscal year 2008. The increase in product gross margin between the third quarters was primarily due to the higher amount of revenues associated with customer acceptance, typically without any direct cost of sales, product mix shift toward higher margin products and higher sales volume. The increase between the nine-month periods was primarily due to higher acceptance revenues and higher sales volume. The improvements in product gross margin for the three-month and nine-month periods over the year-ago periods were partially offset by losses from currency hedging contracts. We use currency hedging contracts to reduce the effects of fluctuating foreign currency exchange rates on our gross margin in U.S. dollars. Both revenues and losses from currency hedging contracts increased in the third quarter and the first nine months of fiscal year 2008 over the year-ago periods due to the weakening of the U.S. dollar. While higher revenues and higher losses from currency hedging contracts had minimal net impact to the gross margin dollars, it negatively affected the gross margin percentage. For the third quarter of fiscal year 2008, service contracts gross margin decreased to 44.2% from 48.0% in the year-ago quarter and remained flat at 46.7% for the first nine months of fiscal year 2008 over the year-ago period. For the third quarter of fiscal year 2008 over the year-ago period, the decline in service contracts gross margin was primarily due to increased expenses related to the expansion of our operations to support the growth in our Oncology Systems service business.

X-ray Products gross margin increase of 0.5 percentage points in the third quarter of fiscal year 2008 was primarily due to the product mix shift toward a greater proportion of higher margin flat panel products. For the first nine months of fiscal year 2008, X-ray Products gross margin decreased by 2.0 percentage points compared to the same period of fiscal year 2007, primarily because of increased raw materials costs and quality costs for both X-ray tube products and flat panel detectors and product mix shift toward sales of lower margin products within the flat panel detector product lines. X-ray Products gross margin will continue to be impacted by factors such as sales mix between and among flat panel detectors and X-ray tube products, product pricing, timing of new product introduction, cost reduction efforts and material costs.

Research and Development

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 27, 2008	June 29, 2007	Percent Change	June 27, 2008	June 29, 2007	Percent Change
Research and development	$36.0	$29.2	23%	$97.2	$84.6	15%
As a percentage of total revenues	7.0%	6.9%		6.5%	6.8%

The $6.8 million increase in research and development expense for the third quarter of fiscal year 2008 over the third quarter of fiscal year 2007 was primarily driven by increased expenses of $4.7 million in Oncology Systems, $1.7 million in the “Other” category and $0.4 million in X-ray Products. The $4.7 million increase in research and development expenses in Oncology Systems was attributable primarily to an increase in employee headcount, material costs and consulting expenses for product development, as well as unfavorable currency impact as the research and development expenses in our foreign operations are translated into U.S. dollars. The $1.7 million increase in the “Other” category was primarily due to increased expenses for SIP and ACCEL. The $0.4 million increase in X-ray Products was primarily due to the increased expenses for development projects related to flat panel products.

The $12.6 million increase in research and development expense for the first nine months of fiscal year 2008 over the first nine months of fiscal year 2007 was primarily driven by an increase in expenses of $10.6 million in Oncology Systems and $3.2 million in the “Other” category, partially offset by a decrease in expenses of $1.2 million in X-ray Products. The $10.6 million increase in research and development expenses in Oncology Systems for the first nine months of fiscal year 2008 compared to the year-ago period was attributable primarily to an increase in employee headcount, material costs and consulting expenses for product development, as well as unfavorable currency impact as the research and development expenses in our foreign operations are translated into U.S. dollars. The $3.2 million increase in the “Other” category was primarily due to higher expenses for SIP, which included research and development expenses from BIR, which we acquired in the third quarter of fiscal year 2007. The $1.2 million decrease in X-ray Products was primarily due to lower development expenses for our flat panel products.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 27, 2008	June 29, 2007	Percent Change	June 27, 2008	June 29, 2007	Percent Change
Selling, general and administrative	$85.3	$75.2	13%	$238.7	$208.6	14%
As a percentage of total revenues	16.6%	17.7%		15.9%	16.6%

The $10.1 million increase in selling, general and administrative expenses for the third quarter of fiscal year 2008 compared to the same period in fiscal year 2007 was primarily attributable to: (a) a net increase in expenses of $6.5 million resulting from an increase in employee-related costs and headcount to support our growing business activities, (b) unfavorable foreign currency impact of $2.3 million as the selling, general and administrative expenses of our foreign operations are translated into U.S. dollars, and (c) increased expenses of $1.8 million associated with growth in our Oncology Systems revenues that were primarily related to certain commission arrangements and product promotions.

The $30.1 million increase in selling, general and administrative expenses for the first nine months of fiscal year 2008 compared to the same period in fiscal year 2007 was primarily attributable to: (a) a net increase in expenses of $7.5 million resulting from an increase in employee-related costs and headcount to support our growing business activities; (b) operating expenses of $6.0 million associated with ACCEL, BIR and Pan-Pacific, which we acquired in the second quarter and third quarter of fiscal year 2007, and in the first quarter of fiscal year 2008, respectively; (c) unfavorable foreign currency impact of $5.8 million as the selling, general and administrative expenses of our foreign operations are translated into U.S. dollars; (d) increased expenses of $4.2 million associated with growth in our Oncology Systems revenues that were primarily related to certain commission arrangements and product promotions; (e) a gain of $2.8 million for hedging balance sheet exposures from our various foreign subsidiaries and business units in the year-ago period compared to no gain or loss in the current year period and (f) increased legal expenses of $2.1 million.

Interest Income, Net

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 27, 2008	June 29, 2007	Percent Change	June 27, 2008	June 29, 2007	Percent Change
Interest income, net	$1.3	$1.6	(22%)	$4.4	$6.1	(29%)

The decrease in interest income, net, in the third quarter and in the first nine months of fiscal year 2008 compared to the same periods in fiscal year 2007 was attributable to increased borrowings in the third quarter and the first nine months of fiscal year 2008 and lower average interest rate earned on our cash and cash equivalents in the same periods.

Taxes on Earnings

	Three Months Ended			Nine Months Ended
	June 27, 2008	June 29, 2007	Percent Change	June 27, 2008	June 29, 2007	Percent Change
Effective tax rate	18%	26%	(8%)	28%	30%	(2%)

The decrease in our effective tax rate in the third quarter and the first nine months of fiscal year 2008 from the same periods in fiscal year 2007 was primarily due to a net benefit for discrete items, primarily related to the release of some liabilities for uncertain tax positions under FIN 48 including the release of accrued interest as a result of tax audit protection that we received upon our application to the IRS for permission to change our tax return treatment of certain timing differences.

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

Net Earnings Per Diluted Share

	Three Months Ended			Nine Months Ended
	June 27, 2008	June 29, 2007	Percent Change	June 27, 2008	June 29, 2007	Percent Change
Net earnings per diluted share	$0.58	$0.39	49%	$1.58	$1.22	30%

The increase in earnings per diluted share in the third quarter and the first nine months of fiscal year 2008 over the same periods in fiscal year 2007 resulted from the increase in total revenues, the improvement in our gross margin, the leverage in our operating expenses and the low effective tax rates, due to a net benefit of discrete items, as well as the reduction in outstanding shares of common stock due to stock repurchases.

Net Orders

Total Net Orders (by segment and region)

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 27, 2008	June 29, 2007	Percent Change	June 27, 2008	June 29, 2007	Percent Change
Oncology Systems:
North America	$239.8	$214.9	12%	$665.3	$597.3	11%
Total International	221.6	196.0	13%	594.9	516.4	15%

Total Oncology Systems	$461.4	$410.9	12%	$1,260.2	$1,113.7	13%

X-ray Products:
North America	$40.3	$16.2	148%	$104.7	$68.5	53%
Total International	44.2	42.2	5%	137.9	124.9	10%

Total X-ray Products	$84.5	$58.4	45%	$242.6	$193.4	25%

Other:	$28.9	$29.6	(2%)	$84.0	$128.0	(34%)

Total Net Orders:	$574.8	$498.9	15%	$1,586.8	$1,435.1	11%

For the third quarter and the first nine months of fiscal year 2008, our net orders increased by 15% and 11%, respectively, over the year-ago periods. Our net orders in the prior year periods included acquired backlog orders of $47 million in the second quarter of fiscal year 2007 from the acquisition of ACCEL and $3 million in the third quarter of fiscal year 2007 from the acquisition of BIR. Both Oncology Systems and X-ray Products had net orders growth for the third quarter of fiscal year 2008 over the same year-ago period, which was partially offset by net order declines in our SIP and ACCEL businesses. The growth in our net orders for the first nine months of fiscal year 2008 over the year-ago period was primarily due to the growth in Oncology Systems, X-ray Products and SIP net orders, partially offset by a decrease in net orders from ACCEL.

The growth in Oncology Systems North American net orders in the third quarter and in the first nine months of fiscal year 2008 over the year-ago periods was primarily driven by demand for our new RapidArc products and growth in our service business. Increased demand for our high energy linear accelerators and our accessory products that enable IGRT (including our OBI) also contributed to the net orders growth in North America. The increases in international net orders in the third quarter and the first nine months of fiscal year 2008 was primarily due to the weaker U.S. dollar against foreign currencies compared to the year-ago periods. Demand for RapidArc and growth in demand for our service business, our high energy linear accelerators and our accessory products that enable IGRT (including our OBI) also contributed to the growth in international Oncology Systems net orders in the third quarter and the first nine months of fiscal year 2008 over the year-ago periods. All international regions contributed to the international net order growth for the third quarter of fiscal year 2008 over the year-ago period. When measured in constant currency, the international Oncology Systems growth rate for the same three-month periods was 1% with increases in all regions but Europe. For the first nine months of fiscal year 2008, the growth in international net orders was primarily due to growth in Europe and Asia, which was partially offset by a slight decline in the rest of the world region.

We expect that IGRT will continue to be one of the main contributors to net orders and revenue in our Oncology Systems business segment and believe that Novalis Tx product suite will also contribute to this growth. We also expect that RapidArc will contribute to the long-term growth in Oncology Systems net orders and revenues.

Oncology Systems trailing twelve months net order growth rate, as of June 27, 2008, was 13%, with an 8% increase for North America and an 18% increase for international regions. By comparison, Oncology Systems trailing twelve months net order growth rate as of March 28, 2008 was 12%, with a 9% increase for North America and a 16% increase for international regions. The Oncology Systems trailing twelve months net order growth rate as of December 28, 2007 was 10%, with a 3% increase for North America and a 19% increase for international regions. Consistent with the historical pattern, we expect that Oncology Systems net orders will continue to experience regional fluctuations.

The increase in X-ray Products net orders in the third quarter of fiscal year 2008 over the year-ago period was due to increased demand for our flat panel detectors, although this was partially offset by a decline in net orders for our X-ray tube products. The increase in X-ray Products net orders in the first nine months of fiscal year 2008 over the year-ago period was primarily due to increased demand for our flat panel detectors and, to a lesser extent, increased demand for our X-ray tube products. North American net orders in the third quarter and the first nine months of fiscal year 2008 included a $11 million order from a new OEM customer with a next-generation digital imaging system for medical diagnostics. The flat panel detector product line has become a significant contributor to our X-ray Products business segment, and we believe this product line will continue to contribute to our growth in net orders as flat panel detectors, which enable filmless X-ray imaging, replace traditional film and image-intensifier X-ray products in many medical applications.

The “Other” category, comprised of SIP (including BIR), ACCEL and GTC, experienced a decline in net orders in the third quarter and in the first nine months of fiscal year 2008 over the same periods in fiscal year 2007. For the third quarter of fiscal year 2008, the decrease in net orders over the year-ago period was due to the addition of order backlog of $3 million when we acquired BIR in the third quarter of fiscal year 2007. Excluding the $3 million in acquired backlog from BIR in the year-ago quarter, net orders for the “Other” category grew by 8% in the third quarter of fiscal year 2008 compared to the year-ago quarter with a 12% increase in net orders for SIP. For the first nine months of fiscal year 2008, the decrease in net orders was primarily due to the $50 million added to order backlog from acquisitions in the prior year period, including $47 million from ACCEL in the second quarter of fiscal year 2007 and $3 million from BIR in the third quarter of fiscal year 2007, and, to a lesser extent, a decrease in ACCEL net orders. These decreases were partially offset by the growth in SIP net orders in the first nine months of fiscal year 2008, including a large order from the U.S. Customs Department for four high-energy X-ray freight inspection systems that we received in the first quarter of fiscal year 2008.

We are now seeing wider deployment of our Linatron X-ray accelerators for cargo screening and border protections and are optimistic about the long-term potential of our SIP business. However, orders for our SIP products may be unpredictable as governmental agencies may place large orders with our OEM customers in a short period and then may not place any orders for a long time thereafter.

Also, while we believe there is a promising market for proton therapy systems, the market for proton therapy treatment is still developing, and we expect great variability in the demand for these products due to the large scale of the related construction projects, the complexity of project financing and the resulting longer customer decision cycles when compared with our Oncology Systems business. Since we currently will not book these orders until contingencies are eliminated, we do not expect to book an order for proton therapy system in the short term. We also expect that demand for ACCEL research instruments products will vary as they are tied primarily to large, national research laboratory projects.

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

Backlog

At June 27, 2008, we had a backlog of $1.8 billion, an increase of 13% compared to June 29, 2007. Our Oncology Systems backlog at June 27, 2008 increased by 12% from June 29, 2007, including a 19% increase for North America and a 2% increase for the international regions.

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

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

(In millions)	June 27, 2008	September 28, 2007	Increase/ (Decrease)
Cash and cash equivalents	$406	$263	$143

Our cash and cash equivalents increased $143 million from $263 million at September 28, 2007 to $406 million at June 27, 2008. The increase in cash and cash equivalents in the first nine months of fiscal year 2008 was primarily due to $290 million of cash generated from operating activities, $63 million of cash provided by stock option exercises and employee stock purchases, $26 million of net borrowings under line of credit agreements and $24 million of cash provided by the excess tax benefits from share-based compensation. These increases were partially offset by cash used for the repurchase of VMS common stock of $176 million, capital expenditures of $59 million and the repayment of bank borrowings of $9 million. In addition, the effects of exchange rate changes in the first nine months of fiscal year 2008 resulted in a decrease in cash and cash equivalents of $16 million.

At June 27, 2008, we had approximately $25 million or 6% of total cash and cash equivalents in the United States. Approximately $381 million or 94% of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of June 27, 2008, most of our cash and cash equivalents that were held abroad were in U.S. dollars. Because our cash levels in the United States are relatively low, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, acquisitions and other corporate purposes.

Cash Flows

	Nine Months Ended
(In millions)	June 27, 2008	June 29, 2007
Net cash flow provided by (used in):
Operating activities	$290	$164
Investing activities	(59)	(24)
Financing activities	(72)	(214)
Effects of exchange rate changes on cash and cash equivalents	(16)	(5)

Net increase (decrease) in cash and cash equivalents	$143	$(79)

Our primary cash inflows and outflows for the first nine months of fiscal year 2008, as compared to the first nine months of fiscal year 2007, were as follows:

•	In the first nine months of fiscal year 2008, we generated net cash from operating activities of $290 million, compared to $164 million for the first nine months of fiscal year 2007.

The $126 million increase in net cash from operating activities during the first nine months of fiscal year 2008 compared to the year-ago period was primarily driven by a net change of $72 million in operating assets and liabilities (working capital items), an increase of $40 million in net earnings and an increase in non-cash items of $14 million.

The major contributors to the net change in working capital items in the first nine months of fiscal year 2008 were accounts receivable, inventories, prepaid expenses and other current assets, deferred revenues, accrued expenses and advance payments from customers, as follows:

•	Accounts receivables decreased by $91 million due to strong collection performance in the first nine months of fiscal year 2008.

•	Inventories increased by $66 million due to anticipated customer demands for products in the fourth quarter of fiscal year 2008 in all of our businesses.

•

Deferred revenues increased by $36 million primarily due to timing of revenue recognized based on customer acceptance of our Oncology Systems products and the increase in Oncology Systems product revenues.

•

Prepaid expenses and other current assets increased by $34 million primarily due to estimated tax payments made during the first nine months of fiscal year 2008 and the overall growth of our business operations.

•	Advance payments from customers increased $25 million due to increased orders.

•

Accrued expenses decreased by $24 million primarily due to a decrease in income taxes payable. The decrease in income taxes payable was the result of estimated tax payments made during the first nine months of fiscal year 2008.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments and customer acceptance, accounts receivable collections, inventory management, and the timing of tax and other payments. For additional discussion, please refer to the “Risk Factors” in Item 1A.

•

We used $59 million for investing activities in the first nine months of fiscal year 2008, compared to $24 million used in the first nine months of fiscal year 2007. Cash used for purchases of property, plant and equipment was $59 million for the first nine months of fiscal year 2008. In the first nine months of fiscal year 2007, we used $41 million for the purchases of property, plant and equipment, $27 million for the acquisition of ACCEL, $21 million for the acquisition of BIR, $17 million for the investment in dpiX Holding to construct a manufacturing facility in Colorado and $4 million for the “earn-out” payment to Mitsubishi Electric Co., or MELCO, related to the acquisition of MELCO’s radiotherapy equipment service business in Japan and certain other Asian and South American countries. These uses were partially offset by our net proceeds from maturities of marketable securities of $94 million.

•

Financing activities used net cash of $72 million in the first nine months of fiscal year 2008 compared to $214 million in the first nine months of fiscal year 2007. During the first nine months of fiscal year 2008, we used $176 million to repurchase shares of VMS common stock and $9 million for the repayment of bank borrowings. These uses were partially offset by proceeds of $63 million from employee stock option exercises and employee stock purchases, $26 million from net borrowing under line of credit agreements and $24 million in excess tax benefits from share-based compensation. In the first nine months of fiscal year 2007, we used $235 million to repurchase shares of VMS common stock, $14 million to repay bank borrowings and $12 million to repurchase the 35% ownership interest in our Japanese subsidiary from MELCO. These uses were partially offset by proceeds of $31 million from employee stock option exercises and employee stock purchases and $16 million in excess tax benefits from share-based compensation.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 4% of revenues in fiscal year 2008.

We have a $100 million unsecured revolving credit facility with Bank of America, N.A., or the BofA Credit Facility, to support general corporate purposes, including working capital, capital expenditures, permitted acquisitions and other lawful corporate purposes. The BofA Credit Facility will expire, if not extended by mutual agreement of the Company and BofA, on July 27, 2009. Borrowings under the BofA Credit Facility accrue interest either (i) based on the London InterBank Offered Rate, or LIBOR, plus a margin of .45% to .70% based on a leverage ratio involving funded indebtedness and earnings before interest, tax and depreciation and amortization, or EBITDA, or (ii) based upon a base rate of either the federal funds rate plus .5% or BofA’s announced prime rate, whichever is greater, plus a margin of 1.75% to 2.25% based on a leverage ratio involving funded indebtedness and EBITDA, depending upon our instructions to BofA. We may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate are adjustable daily. As of June 27, 2008, $27 million was outstanding under this line of credit with a weighted average interest rate of 2.96%. The BofA Credit Facility contains customary affirmative and negative covenants for facilities of this type. We have also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA (earnings before interest, tax and depreciation and amortization), (ii) liquidity and (iii) consolidated assets. As of June 27, 2008, we were in compliance with all covenants. For further discussion regarding the BofA Credit Facility, please refer to Note 6 “Line of Credit” of the Notes to the Condensed Consolidated Financial Statements.

We also have a $15 million uncommitted credit facility with BNP Paribas, or the BNP Credit Facility, for working capital, capital expenditures, permitted acquisitions and other lawful corporate purposes. This uncommitted BNP Credit Facility can be terminated at any time by us or BNP Paribas. Based on instructions from us to BNP Paribas, borrowings under the BNP Credit Facility accrue interest based on either LIBOR or the prime rate index plus a margin set by the bank at the time of the borrowing. Borrowing periods are set at the time of the borrowing and can range from one to 30 days in duration. We may prepay any amount outstanding under the BNP Credit Facility with notice to BNP Paribas. As of June 27, 2008, $15 million was outstanding under the BNP Credit Facility with a weighted average interest rate of 2.98%.

In May 2008, our Japanese subsidiary, or VMS KK, entered into an agreement with BofA, or the Japanese BofA Credit Facility, providing for a revolving credit facility that enables VMS KK to borrow in Japanese Yen up to a maximum amount equivalent to $30 million. Borrowings under the Japanese BofA Credit Facility may be used for working capital, capital expenditures, permitted acquisitions and other lawful corporate purposes. The Japanese BofA Credit facility expires in May 2009, at which time all principal and interest outstanding will be due; however, it is repayable at any time without penalty. Borrowings under the Japanese BofA Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin customary for this type of facility based on a leverage ratio involving funded indebtedness and EBITDA. Interest rates on advances are adjustable daily. As of June 27, 2008, $25 million was outstanding under the Japanese BofA Credit Facility with a weighted average interest rate of 1.2%.

Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the United States and global economies. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements through fiscal year 2008. We currently anticipate that we will continue to utilize our available liquidity and cash flows from operations, as well as borrowed funds, to repurchase VMS common stock, make strategic acquisitions, invest in the growth of our business and invest in our systems and processes.

Total debt as a percentage of total capital increased to 10.1% at June 27, 2008 compared to 9.9% at September 28, 2007 largely due to increased borrowings under the credit facilities during the first nine months of fiscal year 2008. The ratio of current assets to current liabilities increased to 1.63 to 1 at June 27, 2008 from 1.48 to 1 at September 28, 2007 primarily due to increased cash and cash equivalents and the reclassification of unrecognized tax benefits from accrued expenses to other long-term liabilities upon the adoption of FIN 48.

Days Sales Outstanding

Trade accounts receivable days sales outstanding, or DSO, were 79 days at June 27, 2008 compared to 93 days at June 29, 2007. Our accounts receivable and DSO are primarily impacted by timing of product shipments, collections performance, payment terms and mix of revenues from different regions.

Stock Repurchase Program

On July 24, 2007, our Board of Directors approved the repurchase of up to 12,000,000 shares of VMS common stock during the period beginning on July 30, 2007 through December 31, 2008. During the nine months ended June 27, 2008, we paid $176 million to repurchase 3,660,000 shares of VMS common stock, of which $62 million was paid during the three months ended June 27, 2008 to repurchase 1,240,158 shares. All shares that have been repurchased have been retired. As of June 27, 2008, we could repurchase up to an additional 7,340,000 shares of VMS common stock under the July 24, 2007 authorization.

Contractual Obligations

As a result of the adoption of FIN 48, we reclassified unrecognized tax benefits to long-term income taxes payable, which is included in “Other long-term liabilities.” Long-term income taxes payable includes the liability for uncertain tax positions, including interest and penalties, and may also include other long-term tax liabilities. As of June 27, 2008, our liability for uncertain tax positions was $86.7 million and we do not anticipate payment of these amounts in the next twelve months. We believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.

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

As described below, we have accrued a total of $14.7 million as of June 27, 2008 to cover our liabilities for these cleanup projects.

•

Various uncertainties make it difficult to estimate, or determine the likelihood within a range of estimates of, project management costs, legal costs and the costs of certain third-party claims at all of the sites and facilities. In addition, for the nine sites and one of the facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future costs of such activities. As of June 27, 2008, we nonetheless estimated that our future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs for these ten locations, as well as project management costs, legal costs and the costs of certain third-party claims for all locations ranged in the aggregate from $3.2 million to $7.5 million. We believe that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore we have accrued $3.2 million for these cleanup projects as of June 27, 2008. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

•

As to all other facilities, we have gained sufficient knowledge to better estimate the scope and costs of future cleanup activities based upon formal agreements with other parties defining our future liabilities or formal cleanup plans that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the facility. As of June 27, 2008, we estimated that our future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs at these facilities, and reimbursements of third-party’s claims for these facilities, ranged in the aggregate from $8.2 million to $36.3 million. The time frames over which these cleanup project costs are estimated vary with each facility, ranging from 2 years to 30 years as of June 27, 2008. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $16.3 million at June 27, 2008. We accordingly accrued $11.5 million, which represents our best estimate of the future costs of $16.3 million discounted at 4%, net of inflation. This accrual is in addition to the $3.2 million described in the preceding paragraph.

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

We receive certain cash payments in the form of settlements and judgments from defendants, our insurers and other third parties from time to time. We have also reached an agreement with an insurance company under which the insurance company has agreed to pay a portion of our past and future environmental-related expenditures, and we, therefore, had included a $2.8 million receivable primarily in “Other assets” at June 27, 2008. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has paid the claims that we have made in the past.

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

Acquisition-Related Commitments/Obligations

When we acquired ACCEL in January 2007, ACCEL was involved in a contract-related lawsuit. Subsequent to the acquisition, we settled this lawsuit and agreed to perform under a new contract for a fixed price. From January to September 2007, we gathered information related to the expected cost of satisfying our contract commitment and completed our assessment as of September 28, 2007. As a result, the final purchase price allocation of ACCEL included a loss accrual related to this contingency of €28.3 million. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Consolidated Statement of Earnings in the periods these variances arise. As of June 27, 2008, the actual costs incurred were consistent with the estimated costs for the contract and the loss accrual related to this contingency was €17.0 million.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these agreements is unlimited. As of June 27, 2008, we have not incurred any significant costs since the spin-offs to defend lawsuits or settle claims related to these indemnification arrangements.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 157-1, or FSP No. 157-1, and FSP No. FAS 157-2, or FSP No. 157-2. FSP No. 157-1 amends SFAS 157 to exclude from its scope SFAS No. 13, Accounting for Leases, or SFAS 13, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. SFAS 157 and FSP No. 157-1 will be effective beginning in the Company’s first quarter of fiscal year 2009. FSP No. 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to the Company’s first quarter of fiscal year 2010. We are currently assessing the impact that SFAS 157 may have on our consolidated financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in our financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for us in the first quarter of fiscal year 2010. We are currently assessing the potential impact, if any, SFAS 141R may have on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51, or SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent’s, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for us in the first quarter of fiscal year 2010. We are currently assessing the potential impact, if any, SFAS 160 may have on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for us in the second quarter of fiscal year 2009. We are currently assessing the potential impact, if any, SFAS 161 may have on our consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material effect on our consolidated financial position, results of operations and cash flows.

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

The notional value of sold forward contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding as of June 27, 2008 totaled $247.2 million. The notional value of purchased forward contracts for both hedges of foreign currency denominated sales orders and balance sheet exposures from our subsidiaries outstanding as of June 27, 2008 totaled $48.5 million. The notional amounts of forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consists of cash and cash equivalents as of June 27, 2008. We did not have any marketable securities at June 27, 2008. The principal amount of cash and cash equivalents at June 27, 2008 totaled $406 million with a weighted average interest rate of 2.35%. In the event that interest rates were to decrease substantially, we might reinvest a substantial portion of our investment portfolio at lower interest rates.

We have a $100 million unsecured revolving credit facility with BofA and a $15 million uncommitted credit facility with BNP Paribas. Borrowings under the BofA credit facility accrue interest based on the LIBOR, the federal funds rate or the bank’s prime rate plus a margin. Borrowings under the credit facility with BNP Paribas accrue interest based on the LIBOR or the bank’s prime rate plus a margin. In addition, we have another credit facility with BofA which allows us to borrow in Japanese Yen up to a maximum amount equivalent to $30 million. Borrowings under this credit facility accrue interest based on the Bank of Japan basic loan rate. We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under these credit facilities. As of June 27, 2008, an aggregate principal amount of $67 million was outstanding under these credit facilities. If the principal amounts outstanding under these credit facilities remained at this level for an entire year and interest rates increased or decreased, respectively, by 1%, our interest expense would increase or decrease, respectively, an additional $0.7 million per year.

In addition, we had $40.4 million of long-term debt outstanding at June 27, 2008 carried at a weighted average fixed interest rate of 6.88% with principal payments due in various installments over a six-year period. To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future.

The estimated fair value of our cash and cash equivalents (94% of which was held abroad at June 27, 2008 and could be subject to additional taxation if it were repatriated to the United States) and the estimated fair value of our short-term borrowings under the credit facility approximated the principal amounts reflected above based on the maturities of these financial instruments.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 4.	Controls and Procedures

(a)	Disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

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

We believe that IMRT has become a well-accepted standard of treatment in the radiation oncology market. However, if future studies contradict current knowledge about IMRT or call into question the effectiveness of our IMRT products or show negative side effects, or if other more effective technologies are introduced, our revenues could fail to increase or could decrease. Our success will depend upon the continued growth in awareness, acceptance and success of IMRT in general and acceptance of our products utilizing this technology in particular. IMRT drove high order and revenue growth in North America from 1999 to 2003. However, as more institutions purchase IMRT-equipped linear accelerators or upgrade their existing accelerators with IMRT technology, the market for IMRT products may become saturated and we would face competition from newer technologies. We have seen and continue to expect that the rate of growth for IMRT equipment will be lower than what we have experienced previously, particularly in the North American market, as over 50% of our customer sites worldwide have the products and accessories necessary to perform IMRT. Our future success, therefore, will depend on our ability to accurately anticipate and capitalize on new customer demands through technological innovations and changes, including new technologies for treatment such as IGRT and VMAT, as well as new products such as our RapidArc products.

IGRT is an advanced radiation therapy technology that complements IMRT to further enhance radiation therapy treatments, and we continue to invest in product development relating to IGRT treatment capabilities. We are seeing customers accept IGRT as the next significant enhancement in curative radiation therapy, and demand for our products for IGRT has been one of the main contributors to net orders and revenue growth in our Oncology Systems business segment. Our future success will also depend upon the wide-spread awareness, acceptance and adoption by the radiation oncology market of IGRT and our IGRT products as an evolutionary technology and methodology for radiotherapy treatment of cancers. We believe hospitals and clinics are converting to this new clinical process as early IGRT sites demonstrate the efficiency and effectiveness of IGRT. Our efforts to increase awareness and adoption of our IGRT products may not be successful. If our assumptions regarding the future importance of IGRT are incorrect, if IGRT fails to be effective as a treatment methodology, or if IGRT fails to become widely accepted, our orders and revenues could fail to increase or could decrease.

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

We conduct business globally. Our international revenues accounted for approximately 50% and 51% of revenues during the third quarter of fiscal years 2008 and 2007, respectively. As a result, we must provide significant service and support on a worldwide basis, and we have sales and service offices located in Europe, Asia, South America and Australia. In addition, we have manufacturing and research operations in England, Germany, Switzerland, France, Finland and China. We also invested in the expansion of our China X-ray business through our recent acquisition of Pan-Pacific Enterprises, Inc., or Pan-Pacific. We have invested and will continue to invest substantial financial and management resources to develop an international infrastructure to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will be able to compete successfully in the international markets, generate new business, or meet the service and support needs of our customers there. Accordingly, our future results could be harmed by a variety of factors, including:

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

In addition, we generally retain cash received through international operations in our local subsidiaries. As of June 27, 2008, 94% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation, and we would not receive the full benefit of such repatriation. Additionally, this could cause our overall tax rate to increase. This could cause our business and results of operations to suffer.

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

Although we engage in hedging strategies that may offset the effect of fluctuations in foreign currency exchange rates, the protection these strategies provide will be affected by the timing of transactions, and the effectiveness of those strategies, the number of transactions that are hedged, forecast volatility and the extent of movement of foreign currency exchange rates. If our hedging strategies are not effective in offsetting the effect of fluctuations in foreign currency exchange rates, our operating results may be harmed. In addition, because currencies fluctuate and we engage in hedging strategies over time, movement in foreign currency exchange rates could impact our financial results positively or negatively in one period and not another, and therefore make comparing our financial results from period to period more difficult. Also because our hedging strategy is to protect the gross margin dollars on our orders, currency exchange rate fluctuations that positively affect our revenues may result in erosion of gross margin.

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

Government regulation also may cause considerable delay or even prevent the marketing and full commercialization of future products or services that we may develop, and/or may impose costly requirements on our business. Insurance coverage is not commercially available for violations of law, including the fines, penalties or investigatory costs that may flow to VMS as the consequence of regulatory violations; consequently, VMS does not have insurance that would cover this type of liability.

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

The market for X-ray imaging components and subsystems is extremely competitive, with our competitors frequently having greater financial, marketing and other resources than we have. Some of the major diagnostic imaging systems companies, which are the primary OEMs for our X-ray tubes, also manufacture X-ray tubes for use in their own imaging systems products. We must compete with these in-house manufacturing operations that are naturally favored by their affiliated companies. As a result, we must have a competitive advantage in one or more significant areas, which may include lower product cost, better product quality or superior technology and performance. We sell a significant volume of our X-ray tubes to OEMs such as Toshiba Corporation, Hitachi Medical Corporation, Philips Medical Systems and GE Healthcare, all of which have in-house X-ray tube production capability. In addition, we compete against other stand-alone X-ray tube manufacturers such as Comet AG and IAE Industria Applicazioni Elettroniche Spa. These companies compete with us for both the OEM business and the independent servicing business for X-ray tubes. The market for flat panel detectors is also very competitive, and we primarily compete against Perkin-Elmer, Inc., Trixell S.A.S. and Canon, Inc. in our flat panel detector product line.

In our SIP business, including BIR, we compete with other OEM suppliers, primarily outside of the United States, and our major competitor in this market is Nuctech Company Limited. The market for our SIP products used for nondestructive testing in industrial application is very small and highly fractured. There is no single major competitor in this nondestructive testing market.

The market for proton therapy products is still developing and is characterized by rapidly evolving technology, high competition and pricing pressure. Our ability to compete successfully depends, in part, on our ability to complete the development of our commercial proton therapy system, lower our product costs, develop and provide technologically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, including integration of IGRT technologies such as OBI. In the proton therapy market, we compete principally with Ion Beam Applications S.A., Hitachi Medical Corporation, Siemens Medical Solutions and Still River Systems, Inc. The presence of competitors may delay customer purchasing decisions as customers evaluate the products of these competitors along with ours. In the scientific research instruments market, we compete with other companies as well as the internal engineering and fabrication capabilities in national and international research laboratories. Our competitors in this market include Thales Group, Mitsubishi Electric Corporation, Advanced Energy Systems, Inc. and Ettore Zanon SpA for our radio frequency cavities and linear accelerators; ASG Superconductors SpA, Babcock Noell GmbH, Danfysik AS and Cryogenics Ltd. for our magnet systems, and Oxford Danfysik Beamlines Limited, Kohzu Precision Co., Ltd. and Instrument Design Technology Ltd. for our X-ray beamlines.

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

We obtain some of the components and subassemblies included in our products from a limited group of suppliers, or in some cases a single-source supplier. Examples include the source wires for high-dose afterloaders; klystrons for linear accelerators; array sensors for use in our imaging panels; sesium iodide coatings for the arrays; and specialized integrated circuits; x-ray tube targets, housings, glass frames and various other x-ray tube components. If we lose any of these suppliers or if their operations were substantially interrupted, we would be required to obtain and qualify one or more replacement suppliers, which may then also require us to redesign or modify our products to incorporate new parts and/or further require us to obtain clearance, qualification or certification of such product by the FDA or other applicable regulatory approvals in other countries. Events like these could significantly increase costs for the affected product and likely cause material delays in delivery of that and other related products. Although we have obtained limited insurance to protect against business interruption loss, we cannot assure you that this insurance coverage will be adequate or that it will continue to remain available on acceptable terms, if at all. Additionally, some of these suppliers, including our single-source suppliers, supply components for certain of our growing product lines that are growing rapidly. Manufacturing capacity limitations of any of these suppliers or other inability of these suppliers to meet increasing demand could adversely affect us, resulting in curtailed growth opportunities for any of our product lines. Shortage of and greater demand for components and subassemblies could also increase manufacturing costs by increasing prices. Disruptions or loss of any of our limited- or sole-source components or subassemblies or the capacity limitations of the suppliers for these components or subassemblies, including the ones referenced above, could adversely affect our business and financial results and could damage our customer relationships. In addition, we rely upon the supplies of certain raw materials such as tungsten, lead and copper for Oncology Systems and SIP, copper, lead, tungsten, rhenium, molybdenum zirconium, and various high grades of steel alloy for X-ray Products, and high-grade steel and high-grade copper for ACCEL. Demand for these raw materials from foreign countries, such as China, has increased dramatically. As a result, the availability of these raw materials has been and may continue to be limited and their prices have increased and may continue to increase significantly. This could constrain our manufacturing of affected products, reduce our profit margins or otherwise adversely affect our business.

CONSOLIDATION AMONG OUR ONCOLOGY SYSTEMS CUSTOMERS COULD ADVERSELY AFFECT OUR SALES OF ONCOLOGY PRODUCTS AND THEREFORE OUR FINANCIAL RESULTS

We have begun to see some consolidation among our customers in our Oncology Systems business, as hospitals and clinics are combined through mergers and acquisitions, and as they join group purchasing organizations or affiliated enterprises. As customers consolidate, the volume of product sales to these customers might decrease. Alternatively, order size may increase as what were previously more than one customer combine orders as one entity. As a result, the purchasing cycle for our Oncology Systems products could lengthen, as orders increase in size and require more approvals. Both increased order size and extended purchasing cycles could cause our net orders for these products to be more volatile and less predictable. In addition, group purchasing organizations often focus on pricing as the determinant in making purchase decisions. A reduction in net orders could affect the level of future revenues, which would adversely affect our operating results, financial condition, and price of VMS common stock.

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

Our SIP business, including BIR, designs, manufactures, sells and services Linatron X-ray accelerators and imaging hardware and software products for security and inspection, as well as non-destructive testing and research purposes. We generally sell our accelerators and imaging products to OEMs who incorporate them into their inspection products, which are then sold to customs agencies and other government agencies, as well as to commercial private parties. We believe growth in this business will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes. However, use of linear accelerator and imaging technology in security cargo screening and border protection is in its early stages. Orders for our SIP products have been and may continue to be unpredictable and the actual timing of sales and revenue recognition will vary significantly, as it is difficult to predict our OEM customer delivery and acceptance schedules.

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

•	delay in the installation and/or acceptance of a product; or

•	a change in a customer’s financial condition or ability to obtain financing.

Our quarterly operating results may also be affected by a number of other factors, including:

•	changes in our or our competitors’ pricing or discount levels;

•	changes or anticipated changes in third-party reimbursement amounts or policies applicable to treatments using our products;

•	revenues becoming affected by seasonal influences;

•	timing of revenue recognition;

•	changes in foreign currency exchange rates;

•	changes in the relative portion of our revenues represented by our various products, including the relative mix between higher margin and lower margin products;

•	changes in the relative portion of our revenues represented by the international region;

•	timing of the announcement, introduction and delivery of new products or product enhancements by us and by our competitors;

•	fluctuation in our effective tax rates resulting from various factors, which may or not be known to us in advance;

•	disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services;

•	disruptions in our operations, including our ability to manufacture products, caused by events such as earthquakes, fires, floods or terrorist attacks;

•	changes in the general economic conditions or tightening of credit available to our customers in the regions in which we do business;

•	the possibility that unexpected levels of cancellations of orders may affect certain assumptions upon which we base our forecasts and predictions of future performance;

•	the impact of changing levels of sales to sole purchasers of certain of our X-ray products;

•	the unfavorable outcome of any litigation;

•	misleading information in the financial community; and

•

accounting adjustments, such as those relating to accounting reserves for product recalls, reserves for excess and obsolete inventories, share-based compensation expense as required under SFAS 123(R), accounting for income taxes, and adoption of new accounting pronouncements.

Because many of our operating expenses are based on anticipated capacity levels and a high percentage of these expenses are fixed for the short term, a small variation in the timing of revenue recognition can cause significant variations in operating results from quarter to quarter. Our overall gross margin may also be impacted by the gross margin of our ACCEL products, which are presently below the gross margins for our traditional radiotherapy products. If our gross margins fall below the expectation of securities analysts and investors, the trading price of VMS common stock would almost certainly decline.

We report on a quarterly and annual basis our net orders and backlog. It is important to understand that, unlike revenues, net orders and backlog are not governed by the rules of GAAP, and are not within the scope of the audit or reviews conducted by our independent public accountants; therefore, investors should not interpret our net orders or backlog results in such a manner. Also, our net orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues as the timing of future revenues depends on completion of customer site preparation and construction, installation scheduling, customer capital budgeting and financing, appropriate regulatory authorizations and other factors. Unexpected levels of cancellation of orders or delays in customer purchase decisions or delivery dates will reduce the quarterly net orders results and backlog and also affect the level of future revenues. Accordingly, we cannot be sure if or when orders will mature into revenues. Our net orders, backlog and revenues in one or more future periods may fall below the expectations of securities analysts and investors. In that event, the trading price of VMS common stock would almost certainly decline.

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

CHANGES IN INTERPRETATION OR APPLICATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES MAY ADVERSELY AFFECT OUR OPERATING RESULTS

We prepare our financial statements to conform with GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Additionally, as we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period. For example, as a result of our adoption of FIN 48, our effective tax rate and other related financial metrics have fluctuated and may in the future fluctuate more than they have in prior periods.

As our operations evolve over time, we may introduce new products or new technologies that require us to apply different accounting principles, including those regarding revenue recognition, than we had applied in past periods. For example, if we develop products that contain more software components, we may be required to recognize revenue for the software components together with the hardware components in accordance with software revenue recognition rules, which could delay recognition of some revenue. Additionally, while we recognize revenue for many of our Oncology Systems products in accordance with Staff Accounting Bulletin No. 104 Revenue Recognition and SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Agreements, we recognize revenues using the percentage-of-completion method for certain contracts for products and services in the ACCEL Proton Therapy and Research Instruments businesses and certain products and services in the SIP business, in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Product Type Contracts, which will affect the timing of revenue recognition. Under the percentage-of-completion method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. If a loss is expected on a contract, the estimated loss would be charged to cost of sales in the period the loss is identified. Because the percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning dollar amounts to relevant accounting periods, and because the estimates must be periodically reviewed and appropriately adjusted, if our estimates are not accurate or circumstances change over time, we would be required to adjust revenues or even record a contract loss, and our financial results could suffer. While we currently apply the percentage-of-completion method of accounting to certain contracts for products and services in the Proton Therapy and Research Instruments businesses and certain products and services in the SIP business, we could be required to apply them to other businesses in the future. The application of different types of accounting principles and related potential adjustments may make it more difficult to compare our financial results from quarter to quarter, and the trading price of VMS common stock could suffer or become more volatile as a result.

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

We offer longer or extended payment terms for qualified customers in some circumstances. During the third quarter of fiscal year 2008, customer contracts with longer or extended payment terms amounted to approximately 1% of total Oncology Systems revenues. While we qualify customers to whom we offer longer or extended payment terms, we cannot assure you that the financial positions of these customers will not change adversely over the longer time period given for payment. In such an event, we may experience an increase in payment defaults in our accounts receivable, which will affect our net earnings. Also, longer or extended payment terms have and may in the future result in an increase in our days sales outstanding.

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

OUR STOCKHOLDER RIGHTS PLAN AND PROVISIONS OF OUR CERTIFICATE OF INCORPORATION MAY DISCOURAGE A TAKE-OVER AND THEREFORE LIMIT THE PRICE OF OUR COMMON STOCK; WHEN OUR STOCKHOLDER RIGHTS PLAN EXPIRES, WE COULD FACE A HIGHER RISK OF A TAKEOVER

We have a stockholder rights plan that, under specific circumstances, would significantly dilute the equity interest in our company of a person (or persons) seeking to acquire control of our company without the prior approval of our Board of Directors. Our Certificate of Incorporation also includes provisions that may make an acquisition of control of our company without the approval of our Board of Directors more difficult. This stockholder rights plan and provisions in our Certificate of Incorporation may discourage take-over attempts and limit the price of VMS common stock. Our stockholder rights plan expires in November 2008. We may not be able to implement a similar stockholder rights plan, which could put us at risk for a take-over, distract our management and adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to the shares of common stock repurchased by us during the third quarter of fiscal year 2008.

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 29, 2008 - April 25, 2008	106	(2)	$47.25	(2)	—	8,580,158
April 26, 2008 - May 23, 2008	555	(3)	$46.15	(3)	—	8,580,158
May 24, 2008 - June 27, 2008	1,240,158		$49.90		1,240,158	7,340,000

Total	1,240,819		$49.89		1,240,158

(1)	On July 24, 2007, our Board of Directors approved the repurchase of 12,000,000 shares of VMS common stock over a period beginning on July 30, 2007 through December 31, 2008. Repurchases have been made in accordance with Rule 10b-18 and have included plans designed to satisfy the Rule 10b5-1 safe harbor. Shares are retired upon repurchase.

(2)	Consists of 106 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding requirements for vested restricted common stock granted under the Company’s employee stock plans.

(3)	Consists of 555 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding requirements for vested restricted common stock granted under the Company’s employee stock plans.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

10.1	Amendment No. 1 to the Varian Medical Systems, Inc. Second Amended and Restated 2005 Omnibus Stock Plan.

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: August 5, 2008	By:	/s/ ELISHA W. FINNEY
Elisha W. Finney
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Amendment No. 1 to the Varian Medical Systems, Inc. Second Amended and Restated 2005 Omnibus Stock Plan.

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.