Form 10-K
period 2008-09-26
VARIAN MEDICAL SYSTEMS INC
filed 2008-11-24
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 26, 2008

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of March 28, 2008, the last business day of Registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of Registrant’s common stock held by non-affiliates of Registrant (based upon the closing sale price of such shares on the New York Stock Exchange on March 28, 2008) was approximately $5,891,417,083. Shares of Registrant’s common stock held by the Registrant’s executive officers and directors and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At November 17, 2008, the number of shares of the Registrant’s common stock outstanding was 124,248,017.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders—Part III of this Form 10-K

VARIAN MEDICAL SYSTEMS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed under “Risk Factors,” and from time to time in our other filings with the Securities and Exchange Commission, or SEC. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as fixed field intensity-modulated radiation therapy, image-guided radiation therapy, stereotactic radiosurgery, volumetric modulated arc therapy, brachytherapy, software, treatment techniques, proton therapy and advanced x-ray products; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential, “are emerging” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

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

Overview

We are the world leader in the design, manufacture, sale and service of equipment and software products for treating cancer with radiotherapy, stereotactic radiosurgery and brachytherapy. We also design, manufacture, sell and service x-ray tubes for original equipment manufacturers, or OEMs; replacement x-ray tubes; and flat panel digital image detectors for filmless x-ray imaging (commonly referred to as flat panel detectors or digital image detectors) in medical, dental, veterinary, scientific and industrial applications. We design, manufacturer, sell and service linear accelerators, digital image detectors, image processing software and image detection products for security and inspection purposes. We also develop, design, manufacture and service proton therapy products and systems for cancer treatment.

Oncology Systems, which is our largest business segment, designs, manufactures, sells and services hardware and software products for treating cancer. Our products include linear accelerators,

brachytherapy afterloaders, treatment simulation and verification equipment and accessories, as well as information management, treatment planning and image processing software. Our products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy treatments and offer the advanced treatment processes of fixed field intensity-modulated radiation therapy, or IMRT, image-guided radiation therapy, or IGRT, volumetric modulated arc therapy, or VMAT, and stereotactic radiotherapy, as well as to treat patients using brachytherapy techniques, which involve radiation treatment of tumors with implanted radioactive sources. Our products are also used by neurosurgeons to perform stereotactic radiosurgery. Our customers include comprehensive cancer treatment clinics, university research and community hospitals, private and governmental institutions, healthcare agencies, doctors’ offices and cancer care clinics worldwide.

X-ray Products, which is our other business segment, designs, manufactures and sells x-ray imaging components and subsystems, namely: (i) x-ray tubes for use in a range of applications including computed tomography, or CT, scanning, radioscopic or fluoroscopic imaging, mammography, special procedures and industrial applications; and (ii) flat panel detectors for filmless x-ray imaging, which is an alternative to image intensifier tubes for fluoroscopy and x-ray film and computed radiography, or CR, systems for radiography. Our x-ray tubes and flat panel detectors are sold to a limited number of large imaging system OEM customers that incorporate these x-ray imaging components and subsystems into their medical diagnostic imaging systems and industrial imaging systems. Our x-ray tubes are also sold directly to end-users for replacement purposes. Our flat panel detectors are also being incorporated into next generation imaging equipment, including equipment for IGRT and for dental CT scanning and veterinary x-ray imaging.

In December 2007, we acquired Pan-Pacific Enterprises, Inc., or Pan-Pacific, an independent distributor of medical x-ray tubes and other imaging components in China. Pan-Pacific, which is reported under our X-ray Products segment, serves as a sales channel for our x-ray tubes and flat panel detectors in China.

We have three other businesses that we report together under the “Other” category. Our Security and Inspection Products, or SIP, business designs, manufactures, sells and services Linatron® x-ray accelerators, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. SIP also designs, manufactures, sells and services IntellXTM, an imaging product for cargo screening. We generally sell SIP products to OEMs who incorporate our products into their inspection systems, which are then sold to customs and other government agencies, as well as to commercial private parties in the casting, power, aerospace, chemical, petro-chemical and automotive industries. In April 2008, we opened a new manufacturing facility for SIP products in Las Vegas.

Our ACCEL Proton Therapy business develops, designs, manufactures and services products and systems for delivering proton therapy, another form of external beam radiation therapy using proton beams for the treatment of cancer. We acquired the ACCEL Proton Therapy business in January 2007 to expand our product offerings in proton therapy, which as a treatment modality is still largely in the clinical research phases and not yet widely utilized. Our current focus is commercializing the proton therapy system and bringing our expertise in traditional radiation therapy to proton therapy to improve its clinical utility and to reduce its cost per patient.

Our Ginzton Technology Center, or GTC, develops technologies that enhance our current businesses or may lead to new business areas, including next generation digital x-ray imaging technology, volumetric and functional imaging and improved x-ray sources and technology for security and cargo screening applications. In addition, GTC is developing technologies and products that are designed to improve disease management by more precise targeting of radiation, as well as by employing targeted energy and molecular agents to enhance the effectiveness and broaden the application of radiation therapy.

The acquisition of ACCEL Instruments GmbH, or ACCEL, in January 2007 also included a scientific research instruments business, or Research Instruments, which develops, manufactures and installs highly customized components and systems for physics research primarily for national research laboratories worldwide. In the fourth quarter of fiscal year 2008, we approved a plan to sell Research Instruments in order to focus our efforts on developing the ACCEL Proton Therapy business. Research Instruments was previously included with ACCEL Proton Therapy business in the “Other” category. In accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, we have classified Research Instruments as a discontinued operation in our Consolidated Statements of Earnings and Consolidated Balance Sheets for all periods presented. For information regarding the Research Instruments business, see “Discontinued Operations” below.

Our business is subject to various risks and uncertainties. You should carefully consider the factors described in “Risk Factors” in conjunction with the description of our business set forth below and the other information included in this Annual Report on Form 10-K.

Radiation Therapy and the Cancer-Care Market

Radiation therapy, which is also referred to as radiotherapy, is the use of certain types of focused energy, or radiation, to kill cancer cells and shrink tumors, with the goal of damaging as many cancer cells as possible, while limiting harm to nearby healthy tissue. Radiation therapy is commonly used either alone or in combination with surgery or chemotherapy. An important advantage of radiation therapy is that radiation acts with some selectivity on cancer cells. When a cell absorbs radiation, the radiation affects the cell’s genetic structure and inhibits its replication, leading to its gradual death. Cancerous cells must replicate in order to cause disease; therefore the radiation they absorb can disproportionately damage them. The process for delivering radiation therapy treatment typically consists of examining the patient, planning the therapeutic approach (which is also known as treatment planning), simulating and verifying the treatment plan, providing quality assurance for the devices involved in the treatment process and the treatment plan itself, delivering treatment, verifying that the treatments were delivered correctly, recording the history and results of treatment and obtaining reimbursement for the radiotherapy services provided. A medical doctor specializing in radiation oncology, a physicist for planning the treatment and a radiation therapist for operating the machines generally comprise the team responsible for delivering the radiation therapy treatments.

Currently, the most common type of radiotherapy uses and delivers x-ray beams generated externally from outside of the patient’s body. This is sometimes referred to as external beam radiotherapy. A device called a linear accelerator generates the x-ray beams and administers the treatment by rotating around a patient that is lying on a treatment couch and delivering the x-ray beam to the tumor from different angles in order to concentrate radiation at the tumor but deliver lower doses to the healthy tissue around the tumor. Conventional radiation therapy typically would involve multiple, or fractionated, treatments of a tumor in up to 50 radiation sessions. The linear accelerator may also deliver electron beams for the treatment of more superficial diseases.

IMRT is an advanced form of external beam radiation therapy in which the shape, intensity and angle of the radiation beams from a linear accelerator are varied, or modulated, across the target area of the patient being treated. This conforms the radiation beams more closely to the shape and contours of the tumor and allows doctors to deliver higher doses of radiation to tumors than conventional radiation, while better limiting the amount of radiation directed at nearby healthy tissue. In this way, clinicians can design and deliver an individualized treatment plan for each patient, targeting the patient’s tumor as closely as possible. IMRT can be used to treat head and neck, breast, prostate, pancreatic, lung, liver, gynecological and central nervous system cancers. IMRT has become a well-accepted standard of treatment for cancer and more clinics every year, from university hospitals to local community clinics, continue to adopt IMRT for their treatments. We are a leading provider of products to enable IMRT treatment of cancer.

IGRT is another advanced form of external beam radiation therapy technology complementing IMRT to enhance radiation therapy treatments. While IMRT helps doctors shape and conform the radiation beam to that of the tumor, IGRT goes to the next step of allowing doctors to accommodate for tumor movement and avoid more healthy tissue that otherwise would be irradiated when a tumor moves or shrinks. This enables the delivery of even higher doses of radiation to tumors in a more effective manner, while sparing more of the surrounding healthy tissue. IGRT technologies compensate for daily changes and movements in tumors and enable dynamic, real-time visualization and precise treatment of small, moving and changing tumors with greater intensity and accuracy. With the greater precision offered by IGRT, clinics and hospitals are potentially able to improve outcomes by concentrating even higher doses of radiation at the tumors. We believe treatments using IGRT technology are becoming widely accepted in radiation therapy and radiosurgery, with North America ahead of international regions in the timing of IGRT adoption. About 80% of worldwide orders taken for our high energy linear accelerators in fiscal year 2008 included our On-Board Imager® product, or OBI, which enables IGRT. As of September 26, 2008, we have installed more than 1,000 units of OBI for our high-energy linear accelerators.

Stereotactic radiosurgery (also referred to as stereotactic body radiotherapy) is an advanced radiation treatment procedure that employs linear accelerators and IGRT technology to eradicate cancerous, non-cancerous and abnormal lesions anywhere in the body, by delivering a few very precisely placed, high dose beams of radiation. Customers are recognizing IGRT and stereotactic radiosurgery as significant enhancements in curative radiation therapy.

VMAT is a significant advancement in IMRT that allows doctors to control three parameters simultaneously: (i) the rate with which the linear accelerator gantry rotates around the patient, (ii) the beam-shaping aperture and (iii) the rate at which the radiation dose is delivered to the patient. This creates a finely-shaped IMRT dose distribution that more closely matches the size and shape of the tumor. VMAT improves treatment precision by sparing more healthy tissue, makes treatments faster and offers the possibility of greater comfort for patients. Our RapidArc™ products plan and deliver VMAT treatments.

It appears that doctors, hospitals and clinics place additional value on radiation therapy equipment and treatments, such as VMAT, that enable shorter treatment times and greater patient throughput. From the patients’ standpoint, shorter treatment times offer the possibility of greater comfort since treatments often require that the patient be immobilized while on the treatment couch which can be quite uncomfortable. Further, shorter treatment sessions can mean fewer disruptions to a patient’s daily routine since treatments are delivered in fractions over the course of many days. From the doctors’ and patient-care standpoint, a shorter treatment time helps to reduce the opportunity for a tumor to move during treatment and, with greater throughput of patients, waiting time for patients to receive treatment at facilities is lessened (which is a particular concern in countries with lower numbers of treatment machines per capita). From the hospitals’ and clinics’ standpoint, a shorter treatment time can lower the cost per treatment with greater patient throughput and can help attract more patients by offering greater access to advanced care.

We have experienced strong demand for our RapidArc™ products since their introduction in the second quarter of fiscal year 2008, with most of the orders coming from North America, where early adopters are concentrated. We continue to experience strong demand for our products that enable IGRT as North America has widely adopted IGRT technology in radiation therapy and radiosurgery and the international regions have continued to show increased demand for IGRT products. We believe regional fluctuations in demand are consistent with an observed historical pattern where the international regions follow North America in the adoption of new technology. We are currently experiencing faster adoption rates among the early adopters for our RapidArc products and IGRT products, which may lead to more compressed growth phase cycles and may result in greater fluctuation in our Oncology Systems net orders and revenues.

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

Proton therapy is another form of external beam radiation therapy that uses beams of protons generated using a cyclotron rather than x-ray beams from a linear accelerator. The advantage of proton therapy is that a proton beam’s signature energy distribution curve, also known as the “Bragg peak,” allows for greater accuracy in targeting tumor cells with less dose to nearby healthy tissue. This makes proton therapy a preferred option for treating certain kinds of cancers, particularly tumors near the optic nerve and cancers in pediatric cases. Proton therapy, at present, is largely in the clinical research phases, with technology undergoing rapid development, and it is not yet a widely utilized treatment modality. We have entered the proton therapy market because we believe we can apply our experience in traditional radiation therapy to proton therapy, improving clinical utility and reducing cost per patient for existing clinical applications and expanding the use of proton therapy into a broader array of cancer types. Even though we currently manage this business under our “Other” category as one of our emerging business lines, we believe that proton therapy will evolve in the market to be considered one of several forms of accepted radiation therapy treatment modalities.

The radiation oncology market is growing globally due to a number of factors. Annual cancer rates around the world are projected to increase by 50% to 15 million new cases in the year 2020, as indicated by the World Cancer Report issued by the International Agency for Research on Cancer in the World Health Organization. According to the World Cancer Report, the predicted sharp increase in new cases will mainly be due to steadily aging populations in both developed and developing countries and also due to current trends in smoking prevalence and the growing adoption of unhealthy life styles. For example, the U.S. Census Report indicates that the population over 65 years of age in the United States is expected to increase by 41% to 48 million in 2015 from 34 million in 2000. The U.S. chart data from the National Cancer Institute’s Surveillance, Epidemiology, and End Results program also indicates that the number of cases diagnosed annually could double in the United States to 2.6 million by 2050.

The rise in cancer cases, together with the increase in sophistication of new treatment processes, have created demand for more automated products that can be integrated into clinically practical systems to make treatments more rapid and cost effective. Technology advances leading to improvements in patient care, the availability of more advanced, automated and efficient clinical tools in radiation therapy, the advent of more precise forms of radiotherapy treatment such as IMRT, IGRT, stereotactic radiotherapy, stereotactic radiosurgery, VMAT, brachytherapy and, ultimately, proton therapy, and developing technology and equipment that enable treatments such as VMAT which lowers treatment times and increases patient throughput should drive the demand for our radiation therapy products and services.

The international markets in particular are under-equipped with radiation therapy systems to address the growing cancer incidence. Cancer patients in many foreign countries must frequently endure long waits for radiotherapy treatment. Many of these countries are now expanding and upgrading their radiotherapy services to care for their cancer patients. The relatively weak U.S. dollar has also effectively made pricing more competitive for U.S.-based companies such as ours, although a strengthening of the U.S. dollar, such as what has recently occurred, could have the opposite effect. Shortages of radiotherapy equipment in the international markets and greater cancer incidences represent additional drivers for continued growth in the international markets.

Products

Oncology Systems

Our Oncology Systems business segment is the leading provider of advanced hardware and software products for radiation treatment of cancer with conventional radiation therapy, IMRT, IGRT, stereotactic radiotherapy and stereotactic radiosurgery, brachytherapy and VMAT. Our Oncology Systems products address each major aspect of the radiation therapy process, including linear accelerators and accessory products for positioning the patient and delivering the x-ray beam, brachytherapy afterloaders, treatment planning software for planning the therapeutic approach, treatment simulation and verification equipment and accessories and quality assurance software for simulating and verifying the treatment plans before treatment and verifying that a treatment was delivered correctly afterwards and information management software recording the history and results of treatment and other patient treatment information and data, including patient x-ray images.

The focus of our Oncology Systems business is addressing the key concerns of the market for advanced cancer care systems, including the continuing demand for enhanced capabilities and quality of radiation therapy treatments; improved efficiency, precision, cost-effectiveness, comfort to the patient and ease of delivery of these treatments; and providing greater access to advanced treatments. A core element of our business strategy is to provide our customers with highly versatile, clinically proven products that are interoperable and can be configured and integrated into automated systems that combine greater precision, lower treatment times and greater cost effectiveness and that enhance the entire process of treating a patient. Our products and accessories for IMRT and IGRT allow clinicians to track and treat tumors using shaped beams very precisely, thereby targeting the tumor as closely as possible and allowing the delivery of higher doses of radiation to the tumor, while limiting exposure of nearby healthy tissue. With our treatment planning, verification and information management software products, a patient’s treatment plans, treatment data and images are recorded and stored in a single database shared by each of our products, which enables effective communication among products. Additionally, the precision and versatility of our products and technology makes possible the use of radiation therapy to treat metastatic lesions, thereby allowing for multiple medical specialties—radiation oncology, neurosurgery, imaging and medical oncology—to share equipment, resources and information in a more cost-effective manner. Furthermore, the ability of our products and technology to interoperate with each other and to interconnect into automated systems allows doctors to schedule and treat more patients within a set time period, which adds to the cost-effectiveness of our products and technology.

Linear accelerators are the core device for delivering conventional external beam radiation therapy, IMRT, IGRT and VMAT treatment procedures and we produce versions of these devices to suit various facility requirements and treatment needs. Our Clinac® medical linear accelerators are used to treat cancer by producing therapeutic electrons and x-ray beams that target tumors and other abnormalities in a patient. The Clinac iX series is the latest in this product line and these accelerators are designed to facilitate more streamlined and advanced treatment processes including IMRT and IGRT. We also produce the Trilogy™ linear accelerator, designed to be a very versatile, cost-effective, ultra-precise radiotherapy treatment product with a faster dose delivery rate and smaller isocenter compared to our Clinac iX. Trilogy was developed with IGRT and stereotactic radiotherapy in mind, but is also capable of delivering conventional, 3D conformal radiotherapy, IMRT and VMAT. Additionally, Trilogy has the precision necessary to deliver stereotactic radiosurgery for neurosurgical treatments and is the accelerator that is at the core of the Novalis Tx product offering, a new combination of products from us and BrainLAB AG, or BrainLAB, targeted to neurosurgeons. In fiscal year 2008, we made a 2.5% equity investment in BrainLAB.

We also manufacture and market accessory products for the linear accelerators that enhance their capabilities and efficiency in delivering radiotherapy treatments and that allow for delivery of advanced treatments such as IMRT, IGRT, stereotactic radiotherapy, stereotactic radiosurgery and VMAT. Our

Millennium™ series of multi-leaf collimators and High Definition 120, or HD 120, multi-leaf collimators are accessory devices that are used with a linear accelerator to define the size, shape and intensity of the radiation beams generated by the linear accelerator. PortalVision™, our electronic portal-imager, is used to verify a patient’s treatment position while on the treatment couch, which is critical for accurate delivery of radiotherapy treatments. In addition, PortalVision allows for streamlined quality assurance of individual treatment plans. We also offer an innovative real-time patient position monitoring product, the RPM™ respiratory gating system, which allows the linear accelerator to be synchronized with patient breathing to help compensate for tumor motion during the course of treatment.

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

In fiscal year 2008, we introduced our new RapidArc™ radiotherapy products, which employ a special form of IMRT that is delivered in a single continuous rotation of up to 360 degrees, rather than as a series of fixed fields. These products are capable of planning and delivering an image-guided IMRT treatment in a single revolution of the radiation treatment beam around the patient for a quicker delivery of treatment and greater comfort to the patient. Our RapidArc products enable quicker delivery of radiation treatment with the possibility greater comfort to the patient, reduced opportunity for tumor movement during treatment and greater patient throughput and lower cost per patient for the hospital or clinic. RapidArc is a proprietary implementation of VMAT to control the beam shape, dose rate and gantry speed in a concerted manner to deliver a highly conformal dose distribution to the target tumor. We believe RapidArc represents a significant advancement in IMRT cancer treatment and can help drive longer term demand for our linear accelerators and our IMRT-related accessory products.

Our treatment planning and information management software products enhance and enable the delivery of advanced radiation therapy treatments, from the initial treatment planning and plan quality assurance verification to the post-treatment recording of treatment and image data and storing of patient information. Prior to any treatment, particularly IMRT, IGRT, stereotactic radiosurgery and RapidArc, physicians must plan the course of radiation delivery for the patient. To assist physicians with developing these treatment delivery plans, we offer a range of treatment planning products. Our Eclipse™ treatment planning system provides doctors with 3D image viewing, treatment simulation, radiation dosage calculation and verification and other tools for generating treatment delivery plans for the patient. The Eclipse software utilizes a sophisticated technique known as inverse planning to enable physicians to rapidly develop optimal treatment plans based on a desired radiation dose outcome to the tumor and surrounding tissue. Our Argus™ line of software products allows the management and verification of quality control data. Finally, our ARIA™ Oncology Information Management System, or ARIA, is the latest information management software system; it integrates the features of our previous products, VARiS®Vision™ and VARiS MedOncology, with new enhancements to form a more comprehensive real-time information management system and database. ARIA enables users to operate filmless and paperless cancer clinics. ARIA also records and verifies radiotherapy treatment procedures carried out on the linear accelerator, performs patient charting and manages patient information and patient image data. In addition, ARIA records and stores patient data relating to chemotherapy treatment procedures, which may be prescribed by a physician in addition to radiation therapy. This gives clinics and hospitals the ability to manage treatment and patient information across radiation oncology and medical oncology procedures.

Our treatment simulators enable physicians to simulate radiation therapy treatments prior to treatment delivery. In addition to PortalVision, we also manufacture and sell Acuity™, a simulator that uses advanced amorphous silicon imaging technology and which has been designed to facilitate IMRT treatments both by integrating simulation more closely with treatment planning and by helping physicians better address tumor motions caused by breathing.

Dynamic Adaptive Radiotherapy, or DART, is our vision of the future for radiation therapy treatments where better clinical practices and outcomes are achieved through usage of imaging, planning and delivery of radiation therapy in order to adjust dynamically and in real-time for patient motion, breathing, and anatomical and physiological changes that occur during the course of treatment. Product enhancements that allow for cost-efficient decision support, as well as data collection and analysis for the development of more broadly shared treatment standards are also key aspects of DART. We expect that the guiding principles of DART will contribute to continuing product development and business growth for our Oncology Systems business.

In addition to offering our own suite of equipment and software products for planning and delivering radiation therapy treatments, we have partnered with selected leaders in certain segments of the radiation therapy and radiosurgery market. With General Electric Medical Systems, or GE, in North America, we have established a See and Treat Cancer Care™ program for radiation therapy, that allows us to offer radiation oncology facilities an interoperable suite of cancer treatment tools that combines our comprehensive set of radiation therapy products with GE’s advanced diagnostic imaging systems. We have also a strategic relationship with BrainLAB for the sale and marketing of the Novalis Tx. Novalis Tx is a radiosurgical device that integrates our Trilogy Tx linear accelerator and our HD 120 multi-leaf collimator with specialty positioning and software products offered by BrainLAB that is targeted to neurosurgeons. The Novalis TX offering works with a variety of our other accessory products, including our OBI, and our Eclipse treatment planning system and ARIA information management software.

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

Revenues from our Oncology Systems business segment represented 81%, 82% and 84% of total revenues for fiscal years 2008, 2007 and 2006, respectively. Our Oncology Systems business segment revenues also include service revenues. See “—Customer Services and Support.” For a discussion of Oncology Systems business segment financial information, see Note 14 “Segment Information” of the Notes to the Consolidated Financial Statements.

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

Our flat panel detectors, which are based on amorphous silicon imaging technologies, have found broad application as an alternative to image intensifier tubes and x-ray film. These flat panel detectors are being incorporated into next generation filmless medical diagnostic, dental, veterinary and industrial inspection imaging systems and also serve as a key component of our OBI, which helps enable IGRT. They are also being incorporated into dental CT scanning and veterinary x-ray imaging systems. We believe that imaging equipment based on amorphous silicon technologies is more stable and reliable, needs fewer adjustments and suffers less degradation over time than image intensifier tubes and will be more cost effective over time than x-ray film.

The fundamental growth driver of this business segment is the on-going success of key x-ray OEMs that incorporate our x-ray tube products and flat panel detectors into their medical diagnostic, dental, veterinary and industrial imaging systems. The sales our flat panel detector products were the key contributors for revenues growth for X-ray Products in fiscal year 2008. Revenues from X-ray Products represented 15%, 15% and 14% of total revenues in fiscal years 2008, 2007 and 2006, respectively. For a discussion of the X-ray Products business segment financial information, see Note 14, “Segment Information” of the Notes to the Consolidated Financial Statements.

Other

Through our SIP business, we design, manufacture, sell and service Linatron® x-ray accelerators, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination for a variety of applications.

The Linatron M-i is a dual energy accelerator that can aid in automatically detecting and alerting operators when high-density nuclear materials associated with dirty bombs or weapons of mass destruction are present during cargo screening and can perform non-intrusive inspection of cargo containers. The Linatron K-15 is a high-energy accelerator for inspection of very large, dense objects, including, for example, the solid rocket boosters on NASA’s Space Shuttle. In addition, SIP designs, manufactures, sells and services IntellX, an imaging product for cargo screening. Generally, we sell our SIP Products to OEMs who incorporate our products into their inspection systems. The OEMs then sell their systems to customs and other government agencies as well as to commercial private parties in the casting, power, aerospace, chemical, petro-chemical and automotive industries.

Our SIP products are primarily used in overseas ports and borders to screen for contraband, weapons, stowaways, narcotics and explosives, as well as for manifest verification. Our SIP products and technology can also be employed for a variety of applications in industrial inspection and manufacturing quality control. We believe growth in the SIP business will be driven by cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes. As a result, this business is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection and customs revenue activities; these activities depend upon government budgets and appropriations and are subject to political change. In addition, this business depends on the success of our OEM customers.

Our ACCEL Proton Therapy business develops, designs, manufactures and services products and systems for delivering proton therapy, another form of external beam radiation therapy using proton beams for the treatment of cancer. Proton therapy, as a clinical treatment modality, is still not yet widely utilized and the technology is still developing. We see a high level of interest in the worldwide marketplace for this type of technology, and we intend to leverage our experience in traditional radiation therapy to help advance proton therapy. We are investing substantial resources to commercialize our advanced proton technology and to build this new business. Proton therapy facilities, nevertheless, are large scale construction projects that take three years or more to complete. With the cost of a multiple-gantry system in excess of $60 million and the total cost for a center approaching $100 million, significant customer investment and perhaps complex project financing will be required. Consequently, the customers’ decision-making cycle is very long and orders for proton therapy systems generally involve many contingencies. Since we currently will not book these orders until contingencies are eliminated, we do not expect to book any orders for proton therapy systems in the short term and do not expect to start generating significant proton therapy systems revenues until fiscal year 2010 at the earliest. Given the heavy reliance of customers of this business on credit and large-scale project financing, this business may be the most vulnerable to general economic turmoil and contraction in credit markets.

GTC, our scientific research facility, continues to invest in developing technologies that enhance our current businesses or may lead to new business areas, including next generation digital x-ray imaging technology, volumetric and functional imaging and improved x-ray sources and technology for security and cargo screening applications. In addition, GTC is developing technologies and products that are designed to improve disease management by more precise targeting of radiation, as well as by employing targeted energy and molecular agents to enhance the effectiveness and broaden the application of radiation therapy. In the area of industrial security, GTC was engaged in a joint research project that ended in fiscal year 2008 with the Palo Alto Research Center, a subsidiary of Xerox Corporation, to develop technology for security and cargo screening applications at airports and seaports under a grant from the United States Department of Commerce. The research and development efforts of GTC are designed to provide a technology base for new products for our existing and future businesses.

SIP, ACCEL Proton Therapy and GTC report their results from operations as part of the “Other” category. Combined revenues from these operations represented 4%, 3%, 2% of total revenues in fiscal years 2008, 2007 and 2006. For a discussion of segment financial information, see Note 14 “Segment Information” of the Notes to the Consolidated Financial Statements.

Customer Services and Support

We maintain service centers in Milpitas, California; Las Vegas, Nevada; Des Plaines, Illinois; Clark, New Jersey; Marietta, Georgia; Richardson, Texas; Corona, California; Buc, France; Crawley, UK; Zug, Switzerland; Copenhagen, Denmark; Brussels, Belgium; Houten, The Netherlands; Madrid, Spain; Milan, Italy; Manama, Bahrain; Mumbai, India; Tokyo and Osaka, Japan; Beijing, Shanghai and Hong Kong, China; Kuala Lumpur, Malaysia; Singapore; Bangkok, Thailand; Belrose, Australia; and Sao Paulo, Brazil; as well as field service personnel throughout the world for Oncology Systems customer support services. Key logistics and education operations for Oncology Systems are located in Las Vegas, Nevada. Our network of service engineers and customer support specialists provide installation, warranty, repair, training and support services, and professional services. We generate service revenues by providing services to customers on a time-and-materials basis and through post-warranty equipment service contracts and software support contracts. Most of the field service engineers are our employees, but our products are serviced by employees of dealers and/or agents in a few foreign countries. Customers can access our extensive service network by calling any of our service centers.

We warrant most of our Oncology Systems products for parts and labor for twelve months. We offer a variety of post-warranty equipment service contracts and software support contracts that permit customers to contract for the level of equipment maintenance and/or software support they require.

We believe customer service and support are an integral part of our Oncology Systems competitive strategy. Growth in our service revenues has resulted from the increasing customer adoption of service contracts as the sophistication and installed base of our products increase. We also believe superior service capability, availability and responsiveness play an important role in marketing and selling medical products and systems, particularly as the technological complexity of the product portfolio increases. Nevertheless, some of our customers use their own internal service organizations and/or independent service organizations to service equipment after the warranty period expires. Therefore, we cannot assure full conversion to maintenance or service contracts after this period.

We warrant our x-ray tubes and flat panel detector products in our X-ray Products business segment generally for a period of twelve months. For some x-ray tube products, the warranty period is based on the number of times the product is used. We provide technical advice and consultation for x-ray tubes and imaging subsystems products to major OEM customers from our offices in Salt Lake City, Utah; Charleston, South Carolina; Tokyo, Japan; and Willich, Germany. Our applications specialists and engineers make recommendations to meet the customer’s technical requirements within the customer’s budgetary constraints. We often develop specifications for a unique product, which will be designed and manufactured to meet a specific customer’s requirements. We also maintain a technical customer support group in Charleston, South Carolina to meet the technical support requirements of independent tube installers that use our x-ray tube products.

We warrant our Linatrons and imaging products sold by our SIP business generally for a period of twelve months. We provide technical support and service for our Linatrons and imaging products to major OEM customers from our offices in Las Vegas, Nevada; Lincolnshire, Illinois; and Buc, France. We utilize the Oncology Systems Customer Support Services organization in Japan, Asia, Australia and South America.

Marketing and Sales

We employ a combination of direct sales forces and independent distributors or resellers in North America, Europe, Australia and major parts of Asia and Latin America for the marketing and sales of our products worldwide. We did not have a single customer in fiscal years 2008, 2007 and 2006 that represented 10% or more of our total revenues.

For our Oncology Systems segment, we use our direct sales forces to make all of our North American sales and a combination of direct sales forces and independent distributors for sales in the international regions. We sell our Oncology Systems products primarily to comprehensive cancer treatment clinics, university research and community hospitals, private and governmental institutions, healthcare agencies, doctors’ offices and cancer care clinics worldwide. As a result of on-going technological development, these clinics, hospitals, institutes, agencies and doctors’ offices replace equipment and upgrade treatment capability. Sales cycles for our external beam radiation therapy products typically can be quite lengthy since many of our products are considered capital equipment and are affected by budgeting cycles of hospitals, clinics, institutes, agencies and doctors’ offices, which frequently fix capital budgets one or more years in advance. Additionally, we have seen the purchasing cycle lengthening for some customers, which we believe results from a more complex decision-making process associated with larger dollar value transactions for more sophisticated IGRT and surgical equipment, and other technical advances. A customer’s decision-making process may be further complicated as the current worldwide economic turmoil causes hospitals, clinics and research institutions to more closely scrutinize and prioritize their capital spending budgets. Our revenues are also influenced by the timing of product shipments which are tied to planned customer-requested delivery dates. Also, as newly introduced products and international revenues comprise a greater portion of our orders and shipments, the average time period within which orders convert into revenues could lengthen, our margins may fall and our deferred revenues may increase. In addition, our receivables may take longer to collect.

Reimbursement rates in the United States have generally supported a return on investment for the purchase of a new system with IMRT, IGRT and VMAT capabilities in less than 18 months. However, we believe that reimbursements for existing and new treatment processes play a relatively minor role in the market for new external beam radiotherapy equipment and that the prospect of better clinical outcomes continues to be a primary growth driver for new equipment purchases. International reimbursement rates for radiation therapy tend to be low in national health systems, yet international markets continue to invest in better treatment capability, albeit often after it has been proven in the North American region or in other leading research centers worldwide.

Total Oncology Systems revenues, including service revenues were $1.7 billion, $1.4 billion and $1.3 billion for fiscal years 2008, 2007 and 2006, respectively. We divide our market segments for Oncology Systems revenues into North America, Europe, Asia and rest of the world, and these regions constituted 52%, 31%, 12% and 5%, respectively of Oncology Systems revenues during fiscal year 2008; 52%, 32%, 11% and 5%, respectively of Oncology Systems revenues during fiscal year 2007 and 53%, 30%, 11% and 6%, respectively, of Oncology Systems revenues during fiscal year 2006.

Our X-ray Products segment employs a combination of direct sales force and independent distributors for sales in all of its regions and sells a high proportion of its products, including x-ray tube products and flat panel detectors, to a limited number of OEMs that incorporate our products into their imaging systems. We expect that revenues from relatively few customers will continue to account for a high percentage of X-ray Products revenues in the foreseeable future. We supply x-ray tube products and flat panel detectors to OEMs such as Toshiba Corporation, Hitachi Medical Corporation, Philips Medical Systems, GE Healthcare, Sound Technologies, Inc. and Imaging Sciences International, Inc. These OEMs for our x-ray tube products and flat panel detectors represented 62%, 63% and 69% of our total X-ray Products segment revenues during fiscal years 2008, 2007 and 2006, respectively, with the remaining revenues coming from a large number of small OEMs and independent services companies. Total revenues for our X-ray Products segment were $305 million, $258 million and $228 million for fiscal years 2008, 2007 and 2006, respectively. We divide our market segments for X-ray Products revenues by region into North America, Europe, Asia and rest of the world, and these regions constituted 35%, 15%, 47% and 3%, respectively, of X-ray Products revenues during fiscal year 2008; 37%, 14%, 46% and 3%, respectively, of X-ray Products revenues during fiscal year 2007 and 38%, 13%, 46% and 3% respectively, of X-ray Products revenues during fiscal year 2006.

Our SIP business uses a combination of a direct sales force and independent distributors for sales and sells a high proportion of its products, including Linatron linear accelerators, imaging processing software and image detection products to a limited number of OEMs that incorporate our products into their systems. We expect that revenues from relatively few customers will continue to account for a high percentage of SIP’s revenues in the foreseeable future. We supply Linatron linear accelerators and detector products to OEMs such as American Science & Engineering, Inc., L-3 Communications, Rapiscan Systems, Science Applications International Corporation and Smiths Detection. SIP also supplies Linatron linear accelerators and detectors to a wide variety of customers in the non-destructive testing field in the United States and to foreign governments, as well as in industries such as automotive, aerospace, casting and other fields.

In the ACCEL Proton Therapy business, we use direct sales specialist representatives who collaborate with our Oncology Systems sales group on projects globally. Potential customers are government-sponsored hospitals and research institutions and research universities, which typically purchase product through public tenders, and, to a lesser extent, private hospitals and clinics. We believe that growth in this business will initially develop in the major metropolitan areas in the United States and abroad, driven by institutions that wish to expand their clinical offerings and increase their profile in their respective communities. Proton therapy facilities, nevertheless, are large scale construction projects and involve complex project financing. Consequently, the customers’ decision-making cycle is very long and orders for proton therapy systems generally involve many contingencies. Since we currently will not book these orders until contingencies are eliminated, we do not expect to book any orders for proton therapy systems in the short term and do not expect to start generating significant proton therapy systems revenues until fiscal year 2010 at the earliest. Given the heavy reliance of customers of this business on credit and large-scale project financing, this business may be the most vulnerable to general economic turmoil and contraction in credit markets.

Competition

The market for radiation therapy products, including our Oncology Systems products, is characterized by rapidly evolving technology, intense competition and pricing pressure. We compete with companies worldwide. Some of our competitors have greater financial, marketing and other resources than we have. These competitors could develop technologies and products that are more effective than those we currently use or produce or that could render our products obsolete or noncompetitive. Our smaller competitors could be acquired by companies with greater financial strength, which could enable them to compete more aggressively. Some of our suppliers or distributors could also be acquired by competitors, which could disrupt these supply or distribution arrangements and result in less predictable and reduced revenues. Furthermore, we believe that rapid technological changes occurring in our markets will lead to the entry of new competitors, as well as our encountering new competitors as we apply our technologies in new market segments such as stereotactic radiosurgery, VMAT and proton therapy. For example, we have directed substantial product development efforts into (i) tighter interconnectivity of our products for more seamless operation within a system, (ii) simplifying the usability of our software products and (iii) lowering setup and treatment times and increasing patient throughput, while maintaining an “open systems” approach that allows customers the flexibility to “mix and match” individual products, incorporate products from other manufacturers, share information with other systems or products and use the equipment for offering various modalities of radiation therapy treatment methodologies. We anticipate that these efforts will increase acceptance and adoption of IMRT, VMAT and IGRT and will foster greater demand for our products from new customers and upgrades from existing customers. Conversely, one competitor is offering linear accelerator products that are “closed-ended,” dedicated-use systems that emphasize simplicity of use while sacrificing the ability for customers to customize the system to their individual needs, incorporate products from other manufacturers, share information with other systems or products, or use the equipment for differing modalities of radiation therapy treatment methodologies. If we have misjudged the importance to our customers of maintaining an “open systems” approach while enabling greater interconnectivity, simplicity-of-use and lowering setup and treatment times or if we are unsuccessful in these efforts to enable greater interconnectivity, enhance simplicity-of-use efforts and setup and treatment times, our revenues could fail to increase or could decrease.

Our Oncology Systems customers’ equipment purchase considerations typically include: reliability, servicing, patient throughput, precision, price, payment terms, connectivity, clinical features, the ability to track patient referral, long-term relationship with customers and capabilities of customers’ existing equipment. We sell our products on a total value to the customer basis. We believe we compete favorably with our competitors based upon our strategy of providing a complete package of products and services in the field of radiation oncology and our continued commitment to global distribution and customer service, value-added manufacturing, technological leadership and new product innovation. We strive to provide technologically superior, clinically proven products for substantially all aspects of radiation therapy that deliver more precise, cost-effective, high quality clinical outcomes that meet or exceed customer quality and service expectations. However, our ability to compete may be adversely affected when purchase decisions are based solely upon price, since our products are generally sold on a total value to the customer basis. This may occur if hospitals and clinics give purchasing decision authority to group purchasing organizations that focus solely on pricing as the primary determinant in making purchase decisions. Therefore, the impact of purchase decisions based solely on price could have a negative effect on our pricing, sales, revenues, market share and gross margins and our ability to maintain or increase our operating margins.

We are the leading provider of medical linear accelerators and related accessories. In radiotherapy and radiosurgery markets, we compete primarily with Siemens Medical Solutions, Elekta AB (which recently acquired Computerized Medical Systems, Inc.), Tomotherapy Incorporated and Accuray Incorporated. With our information and image management, simulation, treatment planning and radiosurgery products, we also compete with a variety of companies, such as Elekta AB, Philips Medical Systems, North American Scientific, Inc., Nucletron B.V. and Siemens Medical Solutions. We also have begun to encounter some competition from providers of hospital information systems. With respect to our BrachyTherapy operations, our primary competitor is Nucletron B.V. For the service and maintenance business for our Oncology Systems products, we compete with independent service organizations and our customers’ internal service organizations.

The market for x-ray imaging components and subsystems is extremely competitive, with our competitors frequently having greater financial, marketing and other resources than we have. Some of the major diagnostic imaging systems companies, which are the primary OEM customers for our x-ray tubes, also manufacture x-ray tubes for use in their own imaging systems products. While we believe we are one of the leading independent suppliers of x-ray tubes, we must compete with these in-house manufacturing operations for business from their affiliated companies. As a result, we must have a competitive advantage in one or more significant areas, which may include lower product cost, better product quality and/or superior technology and performance. We sell a significant volume of our x-ray tubes to OEMs such as Toshiba Corporation, Hitachi Medical Corporation, Philips Medical Systems and GE Healthcare, all of which have in-house x-ray tube production capability. In addition, we compete against other stand-alone, independent x-ray tube manufacturers such as Comet AG and IAE Industria Applicazioni Elettroniche Spa. These companies compete with us for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for x-ray tubes. The market for flat panel detectors is also very competitive. We incorporate our flat panel detectors into our equipment for IGRT within our Oncology Systems and also sell to a number of OEMs, which incorporate our flat panel detectors into their medical diagnostic, dental, veterinary and industrial imaging systems. Our amorphous silicon based flat panel detector technology competes with other detector technologies such as amorphous selenium, charge-coupled devices and variations of amorphous silicon scintillators. We believe that our product provides a competitive advantage due to lower product cost and better product quality and performance. Our significant customers include Toshiba Corporation, Sound Technologies, Inc. and Imaging Sciences International Inc. We primarily compete against Perkin-Elmer, Inc., Trixell S.A.S., and Canon, Inc. in our flat panel detector product line.

Our SIP products are sold to OEMs, who incorporate our products into their inspection systems, which are then sold to customs and other government agencies, as well as to commercial private parties in the casting, power, aerospace, chemical, petro-chemical and automotive industries. We compete with other OEM suppliers in the security and inspection market primarily outside of the United States, and our major competitor in this market is Nuctech Company Limited. The market for our SIP products used for nondestructive testing in industrial applications is small and highly fractured. There is no single major competitor in this nondestructive testing market.

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

Research and Development

Developing products, systems and services based on advanced technological concepts is essential to our ability to compete effectively in the marketplace. We maintain a product research and development and engineering staff responsible for product design and engineering. Research and development expenses totaled $136 million, $117 million and $100 million in fiscal years 2008, 2007 and 2006, respectively.

Our research and development are conducted both within the relevant product groups of our businesses and through GTC. GTC maintains technical competencies in x-ray technology, accelerator technology, imaging physics and applications, algorithms and software, electronic design, materials science and biosciences to prove feasibility of new product concepts and to improve current products. Present research topics include new imaging concepts, image-based radiotherapy treatment planning and delivery, real time accommodation of moving targets, functional imaging and combined modality therapy, manufacturing process improvements, improved x-ray tubes and large-area, high resolution digital x-ray sensor arrays for cone-beam CT and other applications. GTC is also pursuing the potential of combining advances in directed energy and imaging technology with the latest breakthroughs in biotechnology by employing targeted energy to enhance the effectiveness of biological and chemical therapeutic agents. GTC is also investigating the use of x-ray and high energy accelerator, detector, and image processing technology for security applications. GTC accepts some sponsored research contracts from external agencies such as the U.S. government or private sources.

Within Oncology Systems, our development efforts are focused towards enhancing the reliability and performance of existing products and to develop new products. This development is conducted primarily in the United States, Switzerland, Canada, England, Finland and India. In addition, we support research and development programs at selected hospitals and clinics. Current areas for development within Oncology Systems include linear accelerator systems and accessories for medical applications, information systems, radiation therapy treatment planning software, image processing software, imaging devices, simulation, patient positioning and equipment diagnosis and maintenance tools. Much of the Oncology Systems development efforts relate to our next generation linear accelerators; enhancements to IGRT and IMRT, such as our RapidArc technology and our HD120 multi-leaf collimator; our Monte Carlo and dose calculation algorithms for our treatment planning software products; and our new electronic health records within our information management software.

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

We expect that, in order to realize the full potential of the ACCEL Proton Therapy business, we will need to invest substantial resources to properly develop and commercialize its proton therapy technology and to build this new business, including developing manufacturing facilities.

Manufacturing and Supplies

We manufacture our medical linear accelerators in Palo Alto, California and in Beijing, China. Our treatment simulator systems and some accelerator subsystems are manufactured in Crawley, England and some of our other accessory products in Baden, Switzerland; Helsinki, Finland; Toulouse, France and Winnipeg, Canada. We manufacture our high dose rate brachytherapy systems in Crawley, England and Haan, Germany and our brachytherapy treatment planning products in Charlottesville, Virginia. Our SIP linear accelerators and certain radiographic products are manufactured in Las Vegas, Nevada, and Lincolnshire, Illinois. We manufacture components and sub-systems for our proton therapy products and systems in Bergisch Gladbach and Troisforf, Germany. We manufacture our x-ray imaging component and subsystem and flat panel detector products in Salt Lake City, Utah; Charleston, South Carolina; and Willich, Germany. These facilities employ state-of-the-art manufacturing techniques and several have been honored by the press, governments and trade organizations for their commitment to quality improvement. Except for the Lincolnshire, Illinois facility, these manufacturing facilities are certified by International Standards Organization, or ISO, under ISO 9001(for SIP) or ISO 13485 (for medical devices).

Manufacturing processes at our various facilities include machining, fabrication, subassembly, system assembly and final testing. We have invested in various automated and semi-automated equipment for the fabrication and machining of the parts and assemblies that we incorporate into our products. We may, from time to time, invest further in such equipment. Our quality assurance program includes various quality control measures from inspection of raw material, purchased parts and assemblies through on-line inspection. We also get subassemblies from third-party suppliers and integrate them into a finished system. We outsource the manufacturing of many major subassemblies and perform system design, assembly and testing in-house. We believe outsourcing enables us to reduce fixed costs and capital expenditures, while also providing us with the flexibility to increase production capacity. We purchase material and components from various suppliers that are either standard products or customized to our specifications. We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier, such as the source wires for high-dose afterloaders, klystrons for linear accelerators, array sensors for use in our imaging panels, sesium iodide coatings for the arrays, and specialized integrated circuits, x-ray tube targets, housings, glassframes and various other x-ray tube components. We rely upon the supplies of certain raw materials such as tungsten, lead and copper for Oncology Systems and SIP, copper, lead, tungsten, rhenium, molybdenum zirconium, and various high grades of steel alloy for X-ray Products, and high-grade steel and high-grade copper for ACCEL Proton Therapy. Demand for these raw materials both within the United States and from foreign countries, such as China, has increased dramatically. As a result, the availability of these raw materials has been and may continue to be limited and their prices have increased significantly as a result. While recently, we have begun to experience a decrease in certain prices, we expect that the availability and pricing of these raw materials will continue to fluctuate in the future.

Backlog

Our backlog at the end of fiscal year 2008 was $1.9 billion, of which we expect to recognize approximately 58% to 63% as revenues in fiscal year 2008. Our backlog at the end of fiscal year 2007 was $1.7 billion, of which $984 million was recognized as revenues in fiscal year 2008. Our Oncology Systems backlog represented 90% and 91% of the total backlog at the end of fiscal years 2008 and 2007, respectively. We recognize orders for all products that are scheduled to be shipped within two years, except for ACCEL Proton Therapy products, where we would recognize orders that are scheduled to be shipped within four years. Backlog also includes a small portion of service contracts when they become billable. We also include in backlog the amount of deferred revenue related to products that have been delivered but have outstanding contractual obligations or related to acceptance. Semi-annually, we perform a review to determine that our backlog represents valid orders that will be converted to revenues within a reasonable period of time. The backlog review entails identifying aged orders and confirming these orders with our internal sales organization or our customers. Aged orders which are not expected to be converted to revenues as a result of the backlog review are deemed dormant and are no longer included in the reported backlog. Deferred revenue includes (i) the amount equal to the greater of the fair value of the installation services for hardware products or the amount of the payment that is contractually linked to acceptance and (ii) the entire sale price applicable to products shipped but for which installation and/or final acceptance have not been completed. Orders may be revised or canceled, either according to their terms or as customers’ needs change; consequently, it is impossible to predict with certainty the amount of backlog that will result in revenues. In fiscal years 2008, 2007 and 2006, we reversed $70 million, $62 million and $41 million, respectively, of orders due to adjustments, revisions or cancellations. Our reported net orders included all backlog reversals.

Product and Other Liabilities

Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices and other devices that deliver radiation. Because our products are involved in the intentional delivery of radiation to the human body; other situations where people may come in contact with radiation (for example, when our SIP products are being used to scan cargo); the collection and storage of patient treatment data for medical analysis and treatment delivery; the planning of radiation treatment and diagnostic imaging of the human body; and the diagnosing of medical problems, the possibility for significant injury and/or death exists. As a result, we may face substantial liability to patients, our customers and others for damages resulting from the faulty, or allegedly faulty, design, manufacture, installation, servicing, support, testing or interoperability of our products, or their misuse.

Additionally, while the proton therapy market is still developing and proton therapy as a treatment modality being is not yet widely utilized, customers are requesting that the systems vendor, as the primary technology provider, provide guarantees for and suffer penalties in relation to the overall construction project. Since each proton center project may cost up to $100 million, the amount of potential liability may be higher than the levels historically assumed by us for our traditional radiation therapy business. If we cannot reasonably mitigate or eliminate these contingencies, our ability to competitively bid upon proton center projects will be negatively impacted and we may be required to assume material amounts of potential liability, all of which may have adverse consequences to our ACCEL Proton Therapy business. As of November 12, 2008, we have not accepted an order for proton therapy products and systems with significant contingent liabilities or performance guarantees.

Government Regulation

U.S. Regulation

As a manufacturer and seller of medical devices and devices emitting radiation or utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as FDA, and state and local regulatory agencies, such as the State of California, to ensure such devices are safe and effective and comply with laws governing products which emit, produce or control radiation. Such regulations, which include the U.S. Food, Drug and Cosmetic Act, or the FDC Act, and regulations promulgated by the FDA, govern the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, possession, marketing, disposal, clinical investigations involving humans, sale and marketing of medical devices, post-market surveillance, repairs, replacements, recalls and other matters relating to medical devices, radiation producing devices and devices utilizing radioactive by-product material. State regulations are extensive and vary from state to state. Our Oncology Systems equipment and software, as well as proton therapy systems offered by our ACCEL business, constitute medical devices subject to these regulations. Our x-ray tube products and flat panel detectors produced by X-ray Products are also considered medical devices. Future products in any of our business segments may constitute medical devices and be subject to regulation as such. These laws require that manufacturers adhere to certain standards designed to ensure that the medical devices are safe and effective. Under the FDC Act, each medical device manufacturer must comply with requirements applicable to good manufacturing practices.

Our manufacturing operations for medical devices are required to comply with the FDA’s Quality System Regulation, or QSR, which addresses a company’s responsibility for quality systems, the requirements of good manufacturing practices and relate to product design, testing, and manufacturing quality assurance, and the maintenance of records and documentation. The QSR requires that each manufacturer establish a quality systems program by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for a manufacturer to be able to continue to market cleared or approved product offerings. Among other things, these regulations require that manufacturers establish performance requirements before production. The FDA makes announced and unannounced inspections of medical device manufacturers and may issue reports, known as Form FDA 483 reports (listing instances where the manufacturer has failed to comply with applicable regulations and/or procedures), or Warning Letters citing failure to comply with applicable regulations or procedures which, if not adequately responded to, could result in the FDA bringing enforcement action against us, including criminal and civil fines and total shutdown of production facilities and criminal prosecution. Inspections usually occur every two years. Our last inspection occurred in June 2008.

Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, an existing medical device obtain either 510(k) pre market notification clearance or pre market approval application, or PMA, before the manufacturer may take orders for and sell those products in the United States. For proton therapy systems, a 510(k) pre market notification clearance is required prior to the system being used for treating patients. The 510(k) clearance process is applicable when the new product being developed is substantially equivalent to an existing commercially available product. The process of obtaining 510(k) clearance generally takes at least one to three months from the date the application is filed and generally requires submitting supporting design data, which can be extensive and can extend the process for a considerable period of time beyond three months. After a product receives 510(k) clearance, any modifications or enhancements that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process may require a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with the manufacturer’s decision, it may retroactively require the manufacturer to submit a request for 510(k) pre-market notification clearance and can require the manufacturer to cease marketing and/or recall the product until 510(k) clearance is obtained. If we cannot establish that a proposed product is substantially equivalent to a legally marketed device, we must seek pre-market approval through a PMA application. Under the PMA process, the applicant must generally conduct at least one clinical protocol and submit extensive supporting data and clinical information in the PMA application to prove the safety and effectiveness of the product. This process typically takes at least one to two years from the date the pre-market approval is accepted for filing, but can take longer for the FDA to review. To date, we have produced Class 1 medical devices, which require no pre-market approvals or clearances, and Class 2 medical devices, which require only 510(k) clearance. Our x-ray tubes and flat panel detectors are Class 1 medical devices, while all of the products produced by our Oncology Systems segment and the proton therapy systems manufactured by our ACCEL business are Class 2 medical devices.

The FDA and the Federal Trade Commission, or FTC, also regulate the advertising of our products to ensure that the claims we make are consistent with our regulatory clearances, that there is scientific data to substantiate the claims and that our advertising is neither false nor misleading. In general, we may not promote or advertise our products for uses not within the scope of our clearances or approvals or make unsupported safety and effectiveness claims.

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

If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face:

•	adverse publicity affecting both us and our customers;

•	increased pressure from our competitors;

•	investigations or Warning Letters;

•	fines, injunctions, and civil penalties;

•	partial suspensions or total shutdown of production facilities, or the imposition of operating restrictions;

•	losses of clearances or approvals already granted, or the refusal of future requests for clearance or approval;

•	seizures or recalls of our products or those of our customers;

•	the inability to sell our products; and

•	criminal prosecutions.

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

Medicare and Medicaid Reimbursement

The federal and state governments of the U.S. establish guidelines and pay reimbursements to hospitals and free-standing clinics for diagnostic examinations and therapeutic procedures furnished to patients under Medicare at the federal level and Medicaid at the state level. Private insurers often establish payment levels and policies based on reimbursement rates and guidelines established by the government.

The federal government and the Congress review and adjust rates annually, and from time to time consider various Medicare and other healthcare reform proposals that could significantly affect both private and public reimbursement for healthcare services, including radiotherapy and radiosurgery, in hospitals and freestanding clinics. State government reimbursement for services is determined pursuant to each state’s Medicaid plan, which is established by state law and regulations, subject to requirements of federal law and regulations. The Balanced Budget Act of 1997 revised the Medicaid program to give each state more control over coverage and payment issues. In addition, the U.S. Centers for Medicare and Medicaid Services, or CMS, has granted many states waivers to allow for greater control of the Medicaid program at the state level. The impact on our business of this greater state control on Medicaid payment for diagnostic services remains uncertain.

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

Foreign Regulation

Our operations and sales of our products outside the United States are subject to regulatory requirements that vary from country to country and may differ significantly from those in the United States. In general, our products are regulated outside the United States as medical devices by foreign governmental agencies similar to the FDA. We are also subject to laws and regulations outside the United States applicable to manufacturers of radiation-producing devices and products utilizing radioactive materials, and laws and regulations of general applicability relating to matters such as environmental protection, safe working conditions, manufacturing practices and other matters, in each case that are often comparable to, if not more stringent than, regulations in the United States. In addition, our sales of products in foreign countries are also subject to regulation of matters such as product standards, packaging requirements, labeling requirements, import restrictions, environmental and product recycling requirements, tariff regulations, duties and tax requirements. We rely in some countries on our foreign distributors to assist us in complying with foreign regulatory requirements.

The European Union, or EU, implemented a medical device directive that requires us to affix the Conformité Européene, or CE, mark to our products in order to sell the products in member countries of the EU. The CE mark is an international symbol of adherence to certain essential principles of safety and effectiveness mandated in applicable European medical device directives, which once affixed, enables a product to be sold in member countries of the EU. The CE mark is also recognized in many countries outside the EU, such as Australia, and can assist in the clearance process. In order to receive permission to affix the CE mark to our products, we must obtain Quality System certification, e.g., ISO 13485, and must otherwise have a quality management system that complies with the EU medical device directives. The ISO promulgates standards for certification of quality assurance operations. We are certified as complying with the ISO 9001 for our Security Inspection Products and ISO 13485 for our medical devices. Several Asian countries, including Japan and China, have adopted regulatory schemes that are comparable, and in some cases more stringent, than the EU scheme. To import medical devices into Japan, the requirements of Japan’s New Medical Device Regulation must be met and a “shonin,” the approval to sell medical products in Japan, must be obtained. Similarly in China, a registration certification issued by the State Food and Drug Administration and a China Compulsory Certification,

or CCC mark for certain products, are required to sell medical devices in that country. Obtaining such certifications on our products can be time-consuming and can cause us to delay marketing or sales of certain products in such countries. Similarly, prior to selling a device in Canada, manufacturers of Class II, III and IV devices must obtain a medical device license. We sell Class II and Class III devices in Canada. Additionally, many countries have laws and regulations relating to radiation and radiation safety that also apply to our products. In most countries, radiological regulatory agencies require some form of licensing or registration by the facility prior to acquisition and operation of an x-ray generating device or a radiation source. The handling, transportation and the recycling of radioactive metals and source materials are highly regulated.

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

We generally rely upon a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our proprietary rights in the developments, improvements and inventions that we have originated and which are incorporated in our products or that fall within our fields of interest. As of September 26, 2008, we owned 206 patents issued in the United States and 70 patents issued throughout the rest of the world and we have 355 patent applications on file with various patent agencies worldwide. We intend to file additional patent applications as appropriate. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We also have agreements with third parties that provide for licensing of patented or proprietary technology, including royalty-bearing licenses and technology cross-licenses. For example, we are licensed under certain patents related to our flat panel detectors and under certain patent applications for technology related to our RapidArc treatment planning product.

Environmental Matters

For a discussion of environmental matters, see “Government Regulation—Foreign Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

Financial Information about Geographic Areas

We do business globally with manufacturing in the United States, Europe and China; and sales operations and customers throughout the world. Roughly half of our revenues are generated from our international regions. In addition to the potentially adverse impact of foreign regulations, see “Government Regulation—Foreign Regulation,” we also may be affected by other factors related to our international sales such as: lower average selling prices and profit margins; longer time periods from shipment to revenue recognition (which increases revenue recognition deferrals and time in backlog); and longer time periods from shipment to cash collection (which increases days sales outstanding, or DSO). So to the extent that the geographic distribution of our sales continues to shift more towards international regions, our overall revenues and margins may suffer. Also, there may be adverse consequences from fluctuations in foreign currency exchange rates, which may affect both the affordability and competitiveness of our products and our profit margins, because we sell our products internationally predominantly in local currencies, but our cost structure is weighted towards the U.S. dollar. We do engage in currency hedging strategies to offset the effect of currency exchange fluctuations, but the protection offered by these hedges depends upon the timing of transactions, forecast volatility, effectiveness of such hedges and the extent of currency fluctuation.

We are also exposed to other economic, political and other risks inherent in doing business globally. For an additional discussion of these risks, see “Risk Factors” in Item 1A.

For a discussion of financial information about geographic areas, see Note 14 “Segment Information” of the Notes to the Consolidated Financial Statements.

Discontinued Operations

In September 2008, we approved a plan to sell the Research Instruments division of ACCEL, which develops, manufactures and services highly customized scientific instrument components and systems for fundamental and applied physics research primarily for national research laboratories worldwide. The operations of Research Instruments are conducted from Bergisch Gladbach, Germany. The market for Research Instruments is characterized by a few large projects in the multi-million to billion-dollar range and a number of national accelerator projects ranging from one to five hundred million dollars. The timing of these research projects, and their associated orders and revenues, may be unpredictable due to public funding, which can be subject to governmental and political factors. This results in engineering and manufacturing resources fluctuating over time. Research Instruments was previously included with the ACCEL Proton Therapy business, which is reported under the “Other” category in our Consolidated Financial Statements. We decided to sell Research Instruments in order to focus exclusively on the development of our ACCEL Proton Therapy business. In accordance with SFAS 144, we have classified Research Instruments as a discontinued operation in our Consolidated Statements of Earnings and Consolidated Balance Sheets for all periods presented. See Note 15 “Discontinued Operations and Assets Held for Sale” in Notes to Consolidated Financial Statements for detailed discussion.

Employees

Including employees of Research Instruments, we had approximately 4,900 full-time and part-time employees worldwide, 3,000 in the United States and 1,900 elsewhere at September 26, 2008. None of our employees based in the United States are unionized or subject to collective bargaining agreements. Employees based in some foreign countries may, from time to time, be subject to collective bargaining agreements. We currently consider our relations with our employees to be good.

Information Available to Investors

As soon as reasonably practicable after our filing or furnishing the information to the Securities and Exchange Commission, or SEC, we make the following available free of charge on our investor relations page of our website http://www.varian.com; our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K (including any amendments to those reports); and our proxy statements. Our Code of Business Ethics, Corporate Governance Guidelines and the charters of the Audit Committee, Compensation and Management Development Committee and Nominating and Corporate Governance Committee are also available on the investor relations page of our website. Additionally, we will provide copies of our reports, proxy statements, Code of Business Ethics,

Corporate Governance Guidelines and committee charters, without charge, to any stockholder upon written request to the Corporate Secretary at our principal executive offices. Please note that information on, or that can be accessed through, our website is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Executive Officers of the Registrant

The biographical summaries of our executive officers as of are as follows:

Name	Age	Position
Timothy E. Guertin	59	President and Chief Executive Officer
Dow R. Wilson	49	Corporate Executive Vice President and President, Oncology Systems
Elisha W. Finney	47	Corporate Senior Vice President, Finance and Chief Financial Officer
Robert H. Kluge	62	Corporate Senior Vice President and President, X-ray Products
Tai-yun Chen	56	Corporate Vice President, Finance and Corporate Controller
John W. Kuo	45	Corporate Vice President, General Counsel and Corporate Secretary

Timothy E. Guertin became Chief Executive Officer in February 2006 and President in August 2005. Previously, Mr. Guertin served as Chief Operating Officer from October 2004 to February 2006, and Executive Vice President from October 2002 to July 2005. Mr. Guertin also served as President of our Oncology Systems business unit from 1992 to January 2005. Mr. Guertin was Corporate Vice President from 1992 to 2002. Mr. Guertin has held various other positions in the medical systems business during his 32 years with the Company. Mr. Guertin holds a B.S. degree in electrical engineering and computer science from the University of California at Berkeley.

Dow R. Wilson was appointed Corporate Executive Vice President and President, Oncology Systems in August 2005. Mr. Wilson served as Corporate Vice President and President, Oncology Systems from January 2005 to August 2005. Prior to joining the Company in January 2005, Mr. Wilson was Chief Executive Officer of the Healthcare-Information Technologies business in General Electric (a diversified technology and services company), from 2003 to 2005. Previously, Mr. Wilson served as General Manager, Surgical, x-ray and Interventional Businesses and General Manager, Functional Imaging of the Healthcare-Information Technologies business from 2002 to 2003, and was General Manager, Computed Tomography of the Healthcare-Information Technologies business from 2000 to 2002. During the previous 15 years, Mr. Wilson held various management positions within General Electric. Mr. Wilson holds a B.A. degree in English from Brigham Young University and an M.B.A. degree from Dartmouth’s Amos Tuck School of Business. Mr. Wilson also has served on the board of directors of Saba Software, Inc. (an e-learning software provider) since August 2006.

Elisha W. Finney was appointed Corporate Senior Vice President, Finance, in addition to being Chief Financial Officer, in January 2005. Ms. Finney was Corporate Vice President and Chief Financial Officer from April 1999 to January 2005. Ms. Finney has held various other positions during her 20 years with the Company including Treasurer. Ms. Finney holds a B.B.A. degree in risk management and insurance from the University of Georgia and an M.B.A. degree from Golden Gate University in San Francisco. Ms. Finney was appointed a director of Thoratec Corporation (a medical device manufacturer) in June 2007.

Robert H. Kluge was appointed Corporate Senior Vice President and President, X-ray Products of the Company in February 2008. Prior to that, Mr. Kluge served as Corporate Vice President and President, X-ray Products from December 1999 to February 2008 and as Vice President and General Manager of our X-ray Products business from 1993 to December 1999. Before joining the Company in 1993, Mr. Kluge held various positions with Picker International (an x-ray systems manufacturer). Mr. Kluge holds a B.A. degree in economics and an M.B.A. degree in finance from the University of Wisconsin.

Tai-yun Chen was appointed Corporate Vice President, Finance and Corporate Controller in August 2006. From February 2006 to August 2006, Ms. Chen served as the Company’s Operations Controller. Prior to that, from January 2002 to February 2006, Ms. Chen was the Company’s Assistant Corporate Controller, and from 2000 to January 2002 Ms. Chen was the Company’s Director of Corporate Accounting. Ms. Chen has served in various accounting management positions throughout the Company during her 25 years with the Company. Ms. Chen holds a bachelor’s degree in economics from the National Chung Chi University in Taiwan and a master’s degree in managerial economics from the University of California at Santa Barbara.

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

The marketplace for our radiation therapy products, including our Oncology Systems products, is characterized by rapid change and technological innovation. Because our products often have long development and government approval cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. For example, most of our recent product introductions in our Oncology Systems business segment have related to IMRT, IGRT, and VMAT, and enhancements of existing products through greater systems integration and simplification.

We believe that IMRT has become a well-accepted standard of treatment in the radiation oncology market. However, if future studies contradict current knowledge about IMRT or call into question the effectiveness of our IMRT products or show negative side effects, or if other more effective technologies are introduced, our revenues could fail to increase or could decrease. Our success will depend upon the continued acceptance and success of IMRT in general and acceptance of our products utilizing this technology in particular. However, as more institutions purchase IMRT-equipped linear accelerators or upgrade their existing accelerators with IMRT technology, the market for IMRT products may become saturated and we could face competition from newer technologies. We have seen and continue to expect that the rate of growth for IMRT equipment will be lower than what we have experienced previously, particularly in the North American market where a majority of our customer sites have the products and accessories necessary to perform IMRT. Our future success, therefore, will depend on our ability to accurately anticipate and capitalize on new customer demands through technological innovations and changes, including new technologies for treatment such as IGRT and VMAT, as well as new products such as our RapidArc products.

IGRT is a further advanced radiation therapy technology complementing IMRT to enhance radiation therapy treatments, and we continue to invest in product development relating to IGRT treatment capabilities. We are experiencing customers accept IGRT as the next significant enhancement in curative radiation therapy, and demand for our products for IGRT has been one of the main contributors to recent net orders and revenue growth in our Oncology Systems business segment. Our future success will also depend upon the wide-spread awareness, acceptance and adoption by the radiation oncology market of IGRT and our IGRT products as an evolutionary technology and methodology for radiotherapy treatment of cancers. We believe hospitals and clinics are converting to this new clinical process as early IGRT sites demonstrate the efficiency and effectiveness of IGRT. Our efforts to increase awareness and adoption of our IGRT products may not be successful. If our assumptions regarding the future importance of IGRT are incorrect, if IGRT fails to be effective as a treatment methodology, or if IGRT fails to become widely accepted, orders and revenues could fail to increase or could decrease.

The acquisition of ACCEL should enable us to develop and offer products for delivering image-guided, intensity-modulated proton therapy for the treatment of cancer. While we intend to continue to invest in product development relating to proton therapy treatment capabilities, acceptance of this technology may be slower than with our other cancer treatment technologies due to the relatively large scale, higher costs and complex project financing associated with implementing a proton therapy system. Risks associated with this business could increase, given the heavy reliance of customers of this business on credit and large-scale project financing, which may be more difficult to obtain with the current general economic turmoil and contraction in credit markets. Our future success will depend upon the wide-spread awareness, acceptance and adoption by the oncology market of proton therapy systems for the treatment of cancer. Our efforts to increase awareness and adoption of our proton therapy systems may not be successful. If proton therapy fails to be effective as a treatment modality, or if proton therapy fail to become widely utilized, our orders and revenues may not materialize.

As radiation oncology treatment becomes more complex, our customers are increasingly interested in the interconnectivity and simplicity of use of our various products for treating patients. For example, our linear accelerators, treatment simulators, treatment verification products and treatment planning and information management software products are highly sophisticated and require a high level of training and education in order to use them competently and safely. The complexity and training requirements are further increased by the products’ capability of operating together within integrated environments. We have directed substantial product development efforts into (i) tighter interconnectivity of our products for more seamless operation within a system, (ii) simplifying the usability of our software products and (iii) lowering setup and treatment times and increasing patient throughput, while maintaining an “open systems” approach that allows customers the flexibility to “mix and match” individual products, incorporate products from other manufacturers, share information with other systems or products and use the equipment for offering various modalities of radiation therapy treatment methodologies. We anticipate that these efforts will increase the acceptance and adoption of IMRT, VMAT and IGRT and will foster greater demand for our products from new customers and upgrades from existing customers. However, we face competition from “closed-ended” dedicated-use systems that emphasize simplicity of use while sacrificing the ability for customers to customize the system to their individual needs, incorporate products from other manufacturers, share information with other systems or products, or use the equipment for differing modalities of radiation therapy treatment methodologies. If we have misjudged the importance to our customers of maintaining an “open systems” approach while enabling greater interconnectivity, simplicity-of-use and lowering setup and treatment times, or if we are unsuccessful in these efforts to enable greater interconnectivity, enhance simplicity-of-use efforts and setup and treatment times, our revenues could fail to increase or could decrease.

Our X-ray Products business segment sells products primarily to a limited number of large imaging system OEM customers who incorporate our products into their medical diagnostic imaging systems and industrial imaging systems. Some of these companies also manufacture x-ray tubes or flat panel detectors for their own systems. We, therefore, compete with these in-house x-ray tube and flat panel detector manufacturing operations for business from their affiliated systems businesses. To succeed, we must provide x-ray tube and flat panel detector products that meet our customer demands for lower cost, better product quality and/or superior technology and performance. If we are unable to continue to innovate our X-ray Products technology and anticipate our customers’ demands in the areas of cost, quality, technology and performance, then our revenues could fail to increase or could decrease as our customers purchase from their internal manufacturing operations or from other independent x-ray tube or flat panel detector manufacturers.

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

Our success depends upon the successful development, introduction and commercialization of new generations of products, treatment systems and enhancements to and/or simplification of existing products. Our Oncology Systems products are technologically complex and must keep pace with, among other things, new product introductions of our competitors. Our X-ray Products business segment must also continually innovate to develop products with lower cost, better product quality and superior technology and performance. Accordingly, many of our products require significant planning, design, development and testing at the technological, product and manufacturing process levels. In addition, we are making significant investments in long-term growth initiatives, such as development of our SIP and ACCEL Proton Therapy businesses, and expect that further efforts will be necessary to develop and commercialize some of the products and technology of these businesses. These activities require significant capital commitments, involvement of our senior management and other investments on our part, which we may be unable to recover. Our timeline for the development of new products or enhancements may not be achieved and price and profitability targets may not prove feasible. Commercialization of new products may prove challenging, and we may be required to invest more time and money than expected to successfully introduce these products. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of new products or enhancements. In addition, a few of our research and development projects are funded by government contracts. Changes in government priorities and our ability to attract similar funding may affect our overall research effort and ultimately, our ability to develop successful new products and product enhancements.

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

In addition, the installation times associated with new products generally are longer than with well-established products. Because recognition of a portion of the revenue associated with products is generally tied to installation and acceptance of the product, our recognition of revenue associated with new products may be deferred longer than expected. While we will work to decrease the installation times associated with new products, such as we have done with installation times for OBI, we cannot assure you that these plans will be successful or have a meaningful impact on reducing associated revenue recognition deferrals. Furthermore, even if our plans to decrease installation times are successful, potential customers may not decide to upgrade their equipment, or customers may delay delivery of some of our more sophisticated products because of the longer preparation and renovation of treatment rooms required. As a result, our revenues may be adversely impacted over a longer period of time, and our financial results could be adversely affected.

ROUGHLY HALF OF OUR REVENUES ARE INTERNATIONAL, AND ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS COULD ADVERSELY AFFECT OUR SALES OR MAKE THEM LESS PREDICTABLE

We conduct business globally. Our international revenues accounted for approximately 52%, 51% and 49% of revenues during fiscal years 2008, 2007 and 2006, respectively. As a result, we must provide significant service and support on a worldwide basis, and we have sales and service offices located in Europe, Asia, South America and Australia. In addition, we have manufacturing and research operations in England, Germany, Switzerland, France, Finland and China. We also invested in the expansion of our China x-ray business through our acquisition of Pan-Pacific. We have invested and will continue to invest substantial financial and management resources to develop an international infrastructure to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will be able to compete successfully in the international markets, generate new business, or meet the service and support needs of our customers there. Accordingly, our future results could be harmed by a variety of factors, including:

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

•	our ability to obtain export licenses and other required export or import licenses or approvals;

•

failure to comply with export laws and requirements which may result in civil or criminal penalties and restrictions on our ability to export our products, particularly our industrial linear accelerator products;

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

In addition, we generally retain cash received through international operations in our local subsidiaries. As of September 26, 2008, 94% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation, and we would not receive the full benefit of such repatriation. Additionally, this could cause our overall tax rate to increase. This could cause our business and results of operations to suffer.

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

Although we engage in hedging strategies that may offset the effect of fluctuations in foreign currency exchange rates, the protection these strategies provide will be affected by the timing of transactions, and the effectiveness of those strategies, the number of transactions that are hedged, forecast volatility and the extent of movement of foreign currency exchange rates. If our hedging strategies are not effective in offsetting the effect of fluctuations in foreign currency exchange rates, our revenues and other operating results may be harmed. In addition, because currencies fluctuate and we engage in hedging strategies over time, movement in foreign currency exchange rates could impact our financial results positively or negatively in one period and not another, and therefore make comparing our financial results from period to period more difficult. Also because our hedging strategy is to protect the gross margin dollars on our orders, currency exchange rate fluctuations that positively affect our revenues may result in erosion of gross margin.

In addition, long-term movements in foreign currency exchange rates could affect the competitiveness of our products. Even though sales of our products internationally occur predominantly in local currencies, our cost structure is weighted towards the U.S. dollar, and some of our competitors may have cost structures based in other currencies, so our overall margins and pricing competitiveness may be adversely affected. The weakening U.S. dollar that we have experienced over the last several years has made our pricing more competitive with our foreign competitors, which has been a contributor to our international order and revenue growth. The strengthening of the U.S. dollar against other countries’ currencies that we have experienced more recently may make our pricing less competitive and result in slower growth in our international orders and revenues, which then could negatively affect our overall financial performance and results. Changes in monetary or other policies here and abroad, including as a result of the current economic turmoil or in reaction thereto, or in the United States as a result of a change in the Presidential administration, will likely affect foreign currency exchange rates.

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

In the United States, as a manufacturer and seller of medical devices and devices emitting radiation or utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the FDA, NRC and state and local regulatory agencies, such as the State of California, to ensure the devices are safe and effective and comply with laws governing products which emit, produce or control radiation. We are also subject to similar international regulations depending on the countries we sell our devices in. These regulations govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale and marketing and disposal of our products.

Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in an existing medical device obtain either 510(k) pre-market notification clearance or pre-market approval before we, as a manufacturer of medical devices, can take orders for or sell those products in the United States. In addition, modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process may require a new 510(k) clearance. Obtaining FDA and/or international clearances or approvals is time-consuming, expensive and uncertain. We may fail to obtain the necessary clearances or approvals or may be unduly delayed in doing so. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products. If we were unable to obtain required FDA and/or international approval or clearance for a product or unduly delayed in doing so, or the uses of that product were limited, our business would suffer. In the past, in the U.S., our devices have either been subject to 510(k) clearance or exempt from 510(k) clearance. The 510(k) clearance process is generally less time-consuming, expensive and uncertain than the pre-market approval, or PMA, process. If we were required to use the PMA approval process for future products or product modifications, it could delay or prevent release of the proposed products or modifications, and could cause our business to suffer.

In order for us to market our products within the European Union, we must meet the CE marking requirements. A CE mark is a European marking of conformity that indicates that a product complies with the essential requirements of the applicable European laws or directives by meeting the relevant regulatory requirements and when used as intended, works properly and is acceptably safe. This conformity to the applicable directives is done through self-declaration and is verified by an independent certification body, called a Notified Body, before the CE mark can be affixed. After the CE mark is affixed to the device, which we would do once conformity is verified, the Notified Body would regularly audit us to ensure that we remain in compliance with the applicable European laws or directives. CE marking is required on products in the countries of the European Economic Area, or EEA, and provides a means for us to demonstrate that our products comply with of the laws required by the EEA countries to allow free movement of trade within the EEA countries. If we are unable to support our performance claims and demonstrate compliance with the applicable European laws and directives to our Notified Body and/or competent authorities, we may risk losing our CE mark, which would prevent us from selling our products within the European Union.

We face similar medical device regulations in Asia, specifically in China and Japan. In both Japan and China, we are required to obtain approvals for future products and product modifications, which could have long approval times resulting in a significant delay to our ability to market products in those countries. We may also face regulatory requirements in other countries aside from those identified, and those requirements may be more or less restrictive, and which we may not be able to meet. This may limit or prevent our ability to market our products in one or more other countries or regions.

Our manufacturing operations are required to comply with the FDA’s QSR, and other federal and state regulations for medical devices and radiation emitting products that address a company’s responsibility for complying with the quality systems regulations, which include, the requirements for current good manufacturing practices. The FDA makes announced and unannounced inspections of medical device manufacturers to determine compliance with QSR and in connection with these inspections has issued, and in the future may issue, reports, known as Form FDA 483 reports (listing instances where the manufacturer has failed to comply with applicable regulations and/or procedures), or Warning Letters citing failure to comply with applicable regulations or procedures. If a Warning Letter were issued, we would be required to take prompt corrective action to come into compliance. Failure to respond timely to a Warning Letter or other notice of noncompliance and to come into compliance could result in the FDA bringing enforcement action against us, which could include the total shutdown of our production facilities and criminal and civil fines. Additionally, if a Warning Letter were issued, customers could delay purchasing decisions or cancel orders, and we could face increased pressure from our competitors, who could use the Warning Letter against us in competitive sales situations, either of which could adversely affect our reputation, business and stock price.

The FDA and the FTC, also regulates advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory clearances, that there is scientific data to substantiate the claims and that our advertising is neither false nor misleading. If the FDA or FTC determines that any of our advertising or promotional claims are not permissible, we may be subject to enforcement actions and may be required to revise our promotional claims or make other corrections or restitutions.

In addition, we are required to timely file various reports with the FDA and other international regulatory authorities, including reports required by the medical device reporting, or MDR regulations, and similar international adverse event reporting regulations, which require that we report to regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed timely, regulators may impose sanctions and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business.

If we initiate a correction or removal of a device to reduce a risk to health posed by the device, we would be required to submit a Corrections and Removals report to the FDA and in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a device recall which could lead to increased scrutiny by the FDA and other international regulatory agencies regarding the quality and safety of our devices.

Our medical devices utilizing radioactive material are subject to the Nuclear Regulatory Commission, or NRC, clearance and approval requirements, and the manufacture and sale of these products are subject to extensive international, federal and state regulation that varies from state to state and among countries or regions. Our manufacture, distribution installation and service of medical devices utilizing radioactive material or emitting radiation also requires us to obtain a number of licenses and certifications for these devices and materials. Service of these products must also be in accordance with a specific radioactive materials license. In addition, we are subject to a variety of environmental laws regulating our manufacturing operations and the handling, storage, transport and disposal of hazardous materials, and which impose liability for the cleanup of any contamination from these materials. In particular, the handling and disposal of radioactive materials resulting from the manufacture, use or disposal of our products may impose significant costs and requirements. There can be no assurance disposal sites for the lawful disposal of materials generated by the manufacture, use or decommissioning of our products will continue to accept such materials in the future, or under terms which are favorable.

As a participant in the healthcare industry, we are also subject to extensive laws and regulations protecting the privacy and integrity of patient medical information, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and similar data privacy laws and regulations in foreign countries, “fraud and abuse” laws and regulations, including, physician self-referral prohibitions, anti-kickback laws and false claims laws. We also must comply with numerous federal, state and local laws of more general applicability relating to such matters as safe working conditions, manufacturing practices and fire hazard control.

If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face:

•	adverse publicity affecting both us and our customers;

•	increased pressures from our competitors;

•	investigations or Warning Letters;

•	fines, injunctions, and civil penalties;

•	partial suspensions or total shutdown of production facilities, or the imposition of operating restrictions;

•	increased difficulty in obtaining required FDA clearances or approvals;

•	losses of clearances or approvals already granted, or the refusal of future requests for clearance or approval;

•	seizures or recalls of our products or those of our customers;

•	delays in purchasing decisions by customers or cancellation of existing orders;

•	the inability to sell our products; and

•	criminal prosecutions.

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

Government regulation also may cause considerable delay or even prevent the marketing and full commercialization of future products or services that we may develop, and/or may impose costly requirements on our business. Insurance coverage is not commercially available for violations of law, including the fines, penalties or investigatory costs that may flow to us as the consequence of regulatory violations; consequently, we do not have insurance that would cover this type of liability.

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

Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed. Although we do not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, or through certain other activities, including promoting products for uses not approved or cleared by the FDA, which is called off-label promotion. Anti-kickback and false claims laws prescribe civil and criminal penalties, which can be substantial, and potential exclusion from healthcare programs for noncompliance. Moreover, even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could harm our business and results of operations.

In addition, we are subject to similar laws in foreign countries where we conduct business. As an example, within the EU, the control of unlawful marketing activities is a matter of national law in each of the member states of EU. The member states of the EU closely monitor perceived unlawful marketing activity by companies. We could face civil, criminal and administrative sanctions if any member state determines that we have breached our obligations under its national laws. Moreover, industry associations closely monitor the activities of member companies. If these organizations or national authorities were to name us as having breached our obligations under their regulations, rules or standards, our reputation would suffer and our business and financial condition could be adversely affected.

In addition, we are subject to the U.S. Foreign Corrupt Practices Act, antitrust and anti-competition laws, and similar laws in foreign countries, any violation of which could create a substantial liability for us and also cause a loss of reputation in the market. From time to time, we may face audits or investigations by one or more government agencies, compliance with which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties, which could adversely affect our business and financial results.

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

In addition, if a product we designed or manufactured were defective (whether due to design, labeling or manufacturing defects, improper use of the product or other reasons), we may be required to recall the product and notify regulatory authorities. The adverse publicity resulting from a recall could cause customers to review and potentially terminate their relationships with us. These recalls, especially if accompanied by unfavorable publicity or cancellation of customer orders and service contracts, could result in our incurring substantial costs and management time, losing revenues and damaging our reputation, each of which would harm our business. Further, product recalls may also result in unexpected loss accruals under generally accepted accounting principles in the United States of America, or GAAP, that may cause our quarterly results to fluctuate.

We maintain limited product liability insurance coverage and currently self-insure professional liability/errors and omission liability. The product liability insurance policies that we maintain are expensive and have high deductible amounts and self-insured retentions. In the future, these policies may not be available on acceptable terms or in sufficient amounts, if at all. In addition, the insurance coverage we have obtained may not be adequate. A material claim successfully brought against us relating to a self-insured liability or a liability that is in excess of our insurance coverage, or for which insurance coverage is denied or limited would require us to pay damage amounts that could be substantial and have a material adverse effect on our financial position and results of operation.

THE MARKETS IN WHICH WE COMPETE ARE HIGHLY COMPETITIVE, AND WE MAY LOSE MARKET SHARE TO COMPANIES WITH GREATER RESOURCES OR THE ABILITY TO DEVELOP MORE EFFECTIVE TECHNOLOGIES, OR WE COULD BE FORCED TO REDUCE OUR PRICES

The markets for radiation therapy equipment and software are characterized by rapidly evolving technology, intense competition and pricing pressure. Some of our competitors have greater financial, marketing and other resources than we have. Also, we believe that the rapid technological changes occurring in our markets will lead to the entry of new competitors into our markets, as well as our encountering new competitors as we apply our technologies in new market segments such as stereotactic radiosurgery, VMAT and proton therapy. Our ability to compete successfully depends, in part, on our ability to provide technologically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, together in a complete package of products and services, and to do so ahead of our competitors. Our ability to compete in the radiation therapy market may be adversely affected when purchase decisions are based solely upon price, since our products are generally sold on a total value to the customer basis. This may occur if hospitals and clinics give purchasing decision authority to group purchasing organizations that focus solely on pricing as the primary determinant in making purchase decisions. In addition, the presence of additional competitors may delay customer purchasing decisions as customers evaluate the products of these competitors along with ours. These delays can extend our sales cycle and therefore adversely affect our net orders and operating results. In radiotherapy and radiosurgery markets, we compete primarily with Siemens Medical Solutions, Elekta AB (which recently acquired Computerized Medical Systems, Inc.), Tomotherapy Incorporated and Accuray Incorporated. With our information and image management, simulation, treatment planning and radiosurgery products, we also compete with a variety of companies, such as Elekta AB, Philips Medical Systems, North American Scientific, Inc., Nucletron B.V. and Siemens Medical Solutions. We also have begun to encounter some competition from providers of hospital information systems. With respect to our BrachyTherapy operations, our primary competitor is Nucletron B.V. For the service and maintenance business for our Oncology Systems products, we compete with independent service organizations and our customers’ internal service organizations.

The market for x-ray imaging components and subsystems is extremely competitive, with our competitors frequently having greater financial, marketing and other resources than we have. Some of the major diagnostic imaging systems companies, which are the primary OEM customers for our x-ray tubes, also manufacture x-ray tubes for use in their own imaging systems products. We must compete with these in-house manufacturing operations for business from their affiliated companies. As a result, we must have a competitive advantage in one or more significant areas, which may include lower product cost, better product quality or superior technology and/or performance. We sell a significant volume of our x-ray tubes to OEMs such as Toshiba Corporation, Hitachi Medical Corporation, Philips Medical Systems and GE Healthcare, all of which have in-house x-ray tube production capability. In addition, we compete against other stand-alone, independent x-ray tube manufacturers such as Comet AG and IAE Industria Applicazioni Elettroniche Spa. These companies compete with us for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for x-ray tubes. The market for flat panel detectors is also very competitive and we primarily compete against Perkin-Elmer, Inc., Trixell S.A.S., and Canon, Inc. in our flat panel detector product line.

In our SIP business, we compete with other OEM suppliers, primarily outside of the United States, and our major competitor in this market is Nuctech Company Limited. The market for our SIP products used for nondestructive testing in industrial applications is small and highly fractured. There is no single major competitor in this nondestructive testing market.

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

We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier, such as the source wires for high-dose afterloaders, klystrons for linear accelerators, array sensors for use in our imaging panels, sesium iodide coatings for the arrays, and specialized integrated circuits, x-ray tube targets, housings, glassframes and various other x-ray tube components. If we lose any of these suppliers or if their operations were substantially interrupted, we would be required to obtain and qualify one or more replacement suppliers, which may then also require us to redesign or modify our products to incorporate new parts and/or further require us to obtain clearance, qualification or certification of such product by the FDA or other applicable regulatory approvals in other countries. Events like these could significantly increase costs for the affected product and likely cause material delays in delivery of that and other related products. Although we have obtained limited insurance to protect against business interruption loss, we cannot assure you that this insurance coverage will be adequate or that it will continue to remain available on acceptable terms, if at all. Additionally, some of these suppliers, including our single-source suppliers, supply components for certain of our product lines that are growing rapidly. Manufacturing capacity limitations of any of these suppliers or other inability of these suppliers to meet increasing demand could adversely affect us, resulting in curtailed growth opportunities for any of our product lines. Shortage of and greater demand for components and subassemblies could also increase manufacturing costs by increasing prices. Disruptions or loss of any of our limited- or sole-source components or subassemblies or the capacity limitations of the suppliers for these components or subassemblies, including the ones referenced above, could adversely affect our business and financial results and could damage our customer relationships. In addition, we rely upon the supplies of certain raw materials such as tungsten, lead and copper for Oncology Systems and SIP; copper, lead, tungsten, rhenium, molybdenum zirconium, and various high grades of steel alloy for X-ray Products, and high-grade steel and high-grade copper for the ACCEL Proton Therapy business. Demand for these raw materials both within the United States and from foreign countries, such as China, has increased dramatically. As a result, the availability of these raw materials has been and may continue to be limited and their prices have increased significantly. While recently, we have begun to experience a decrease in pricing, we expect that the availability and pricing of these raw materials will continue to fluctuate in the future. This could constrain our manufacturing of affected products, reduce our profit margins or otherwise adversely affect our business.

CONSOLIDATION AMONG OUR ONCOLOGY SYSTEMS CUSTOMERS COULD ADVERSELY AFFECT OUR SALES OF ONCOLOGY PRODUCTS AND THEREFORE OUR FINANCIAL RESULTS

We have begun to see some consolidation among our customers in our Oncology Systems business, as hospitals and clinics are combined through mergers and acquisitions, and as they join group purchasing organizations or affiliated enterprises. As customers consolidate, the volume of product sales to these customers might decrease. Alternatively, order size may increase as what were previously more than one customer combine orders as one entity. As a result, the purchasing cycle for our Oncology Systems products could lengthen, as orders increase in size and require more approvals. Both increased order size and extended purchasing cycles could cause our net orders for these products to be more volatile and less predictable. In addition, group purchasing organizations often focus on pricing as the determinant in making purchase decisions. A reduction in net orders could affect the level of future revenues, which would adversely affect our operating results, financial condition, and the price of VMS common stock.

WE SELL OUR X-RAY TUBES TO A LIMITED NUMBER OF OEM CUSTOMERS, MANY OF WHOM ARE ALSO OUR COMPETITORS, AND THE LOSS OR REDUCTION IN PURCHASING VOLUME BY ONE OR MORE OF THESE CUSTOMERS OR CONSOLIDATION AMONG OEMS IN THE X-RAY TUBE PRODUCTS MARKET COULD REDUCE OUR SALES OF X-RAY TUBE PRODUCTS

We sell our x-ray tube products to a limited number of OEM customers, many of which are also our competitors, for incorporation into diagnostic imaging systems. The loss of, or reduction in purchasing volume by, one or more of these customers would have a material adverse effect on our X-ray Products business. There has been a consolidation of diagnostic imaging systems manufacturers over the past few years. The ongoing consolidation of customers who purchase our x-ray tube products, including the consolidation of these customers into companies that already manufacture x-ray tubes, could result in less predictable and reduced sales of our x-ray tube products. In addition, our OEM customers’ products, which also use our x-ray tubes, could lose market share to competitive products or technologies and, thereby, result in a reduction in our orders and revenues.

WE SELL OUR LINATRON® X-RAY ACCELERATORS TO OEM CUSTOMERS WHO DEPEND ON CUSTOMER DELIVERY AND ACCEPTANCE SCHEDULES, WHICH MAY CAUSE ORDERS FOR OUR SECURITY AND INSPECTION PRODUCTS TO BE UNPREDICTABLE

Our SIP business designs, manufactures, sells and services Linatron x-ray accelerators, imaging processing software and image detection products for security and inspection, such as cargo screening at ports and borders and nondestructive examination for a variety of applications. We generally sell SIP products to OEMs who incorporate our products into their inspection systems, which are then sold to customs and other government agencies, as well as to commercial private parties in the casting, power, aerospace, chemical, petro-chemical and automotive industries. We believe growth in the SIP business will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes. However, use of linear accelerator and imaging technology in security cargo screening and border protection is in its early stages. Orders for our SIP products have been and may continue to be unpredictable and the actual timing of sales and revenue recognition will vary significantly, as it is difficult to predict our OEM customer delivery and acceptance schedules.

In addition, our SIP business is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection and customs revenue activities, all of which depend upon government budgets and appropriations that are subject to political changes, which may cause uncertainty and variability in the timing of orders. Thus, orders in any quarter or period are not necessarily directly correlated to the level of sales or revenues in any particular future quarter or period. This unpredictability in orders, sales and revenue timing could cause volatility in our revenues and earnings, and therefore the price of VMS common stock.

IF WE ARE UNABLE TO PROVIDE THE SIGNIFICANT EDUCATION AND TRAINING REQUIRED FOR THE HEALTHCARE MARKET TO ACCEPT OUR PRODUCTS, OUR BUSINESS WILL SUFFER

In order to achieve market acceptance for our radiation therapy products, we are often required to educate physicians about the use of a new treatment procedure such as IMRT, IGRT, VMAT, stereotactic radiosurgery or proton therapy, overcome physician objections to some of the effects of the product or its related treatment regimen, convince healthcare payors that the benefits of the product and its related treatment process outweigh its costs and help train qualified physicists in the skilled use of our products. For example, the complexity and dynamic nature of IMRT and IGRT requires significant education of hospital personnel and physicians regarding the benefits of IMRT and IGRT and the required departures from their customary practices. Further, the complexity and high cost of proton therapy requires similar significant education, as well as education regarding construction and facility requirements. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of IMRT, IGRT, VMAT, stereotactic radiosurgery and proton therapy generally and to encourage acceptance and adoption of our products for IMRT, IGRT, VMAT, stereotactic radiosurgery and proton therapy. The timing of our competitors’ introduction of products and the market acceptance of their products may also make this educational process more difficult. We cannot be sure that any products we develop will gain any significant market acceptance and market share among physicians, patients and healthcare payors, even if the required regulatory approvals are obtained.

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

Our success will depend, in part, on our ability to expand our product offerings and grow our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, as a strategy to achieve quicker time to market for new products or technology, or to enter new markets, we may determine to grow our business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, in fiscal year 2008 we acquired Pan-Pacific, an independent distributor of medical x-ray tubes and other imaging components in China. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, the completion of an acquisition could divert our management and key personnel from our business operations, which could harm our business and affect our financial results. Furthermore, even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products or technologies or employees into our operations, or may not be able to realize some of the synergies expected from an acquisition. The process of integration could be expensive, time-consuming and may strain our resources. For example, we may encounter challenges in the commercialization of new products and may have to invest more than originally anticipated in order to do so, as we are experiencing with the ACCEL proton therapy systems. These additional expenditures could be significant and could cause our results of operations to suffer. In many instances, integrating a new business will also involve implementing or improving internal controls appropriate for a public company at a business that lacks them. In addition, we may be unable to retain the employees of acquired companies, or the acquired company’s customers, suppliers, distributors or other partners for a variety of reasons, including the fact that these entities may be our competitors or may have close relationships with our competitors. Further, we may find that we need to restructure or eventually divest acquired businesses or assets of those businesses, such as we have decided with respect to Research Instruments. We cannot be certain that restructuring activities will produce the full efficiencies and benefits we expect. Consequently, we may not achieve anticipated growth or other benefits from an acquisition, which could harm our existing business. If we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, or at all, which could delay the accomplishment of our strategic objectives, or we may dispose of a business at a price or on terms that are less than we had anticipated. In this instance, we may be required to recognize an impairment loss on our assets and goodwill, which could adversely affect our business and financial operations. In addition, acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges such as in-process research and development, any of which could harm our business and affect our financial results.

We account for our acquisitions under the purchase method of accounting. Under this method, we allocate the total purchase price to the acquired businesses’ tangible assets and liabilities, identifiable intangible assets and in-process research and development costs based on their fair values as of the date of the acquisition, and record the excess of the purchase price over those fair values as goodwill. If we fail to achieve the anticipated growth from an acquisition, or if we determine to dispose of an acquired business, as with Research Instruments, we may be required to write down the value of our intangible assets and goodwill, which may harm of our financial results.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPLETE THE SALE OF OUR RESEARCH INSTRUMENTS BUSINESS

In September 2008, we approved a plan to sell Research Instruments. We may face difficulties and incur costs associated with this sale, which could adversely affect our financial condition and results of operations. Transitioning a disposed business involves a number of risks, including but not limited to difficulties in separating operations, services, products and personnel; the potential impairment of relationships with our existing customers; the disruption of our business and the potential loss of key employees. The sale of Research Instruments will require a substantial amount of management, administrative and operational resources. These demands may distract our employees from the day-to-day operation of our other businesses. The number of potential buyers for Research Instruments is limited, which may make it more difficult to complete the sale on reasonable terms, or at all. In addition, we have incurred and prior to the sale of Research Instruments may still incur additional charges associated with the impairment of goodwill and other long-lived assets and continuing losses from this discontinued operation, which would reduce net earnings and could be material.

In addition, we may not be able to successfully negotiate the sale of Research Instruments, which could result in additional charges to the income statements related to restructuring of this operation. If we are not able to fully implement our plans for any reason, our results of operations or our operating margins may be adversely affected.

COMPLETION OF THE SALE OF RESEARCH INSTRUMENTS MAY RESTRICT OUR ABILITY TO COMPETE IN CERTAIN MARKET SECTORS

It is possible that in order to sell Research Instruments, we may be required to agree to refrain from competing, either directly or indirectly, with the research instruments business or from entering certain market sectors for a defined period of time.

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

The United States government has in the past, and may in the future, consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both private and public reimbursement for healthcare services. State and local governments, as well as a number of foreign governments, are also considering or have adopted such policies. These policies have included, and may in the future include, rationing of government-funded reimbursement for healthcare services and imposing price controls on medical products and services providers. Future significant changes in the healthcare systems in the United States or elsewhere, including those that may reduce reimbursement rates for our products or procedures using our products and those changes that may be proposed by the new U.S. Presidential administration, could have a negative impact on the demand for our products and services and our business. A number of U.S. healthcare reforms are currently being discussed and/or proposed, but it is unclear which, if any, of these reforms might be enacted by the U.S. Congress and signed into law by the new Presidential administration. We are unable to predict what healthcare reform legislation or regulations, if any, will be enacted in the United States or elsewhere, whether other healthcare legislation or regulations affecting our business may be proposed or enacted in the future, or what effect any legislation or regulation would have on our business.

In addition, sales of some of our products indirectly depend on whether adequate reimbursement is available to our customers for the treatment provided by those products from third-party healthcare payors, such as government healthcare insurance programs, including the Medicare and Medicaid programs, private insurance plans, health maintenance organizations and preferred provider organizations. Once Medicare has made a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually. Private third-party payors, although independent from Medicare, sometimes use portions of Medicare reimbursement policies and payment amounts. As a result, decisions by the Centers for Medicare and Medicaid Services, or CMS, to reimburse for a treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a treatment sometimes extend to third-party payor reimbursement policies and amounts for that treatment. While we believe reimbursement policies and amounts are not a major factor in our customer purchasing decisions for radiotherapy products, a dramatic change in the availability and amount of reimbursement for treatments using our products could influence our customers’ decisions. Any sharp cuts in overall reimbursement rates for radiotherapy, radiosurgery, proton therapy or brachytherapy could increase uncertainty and reduce demand for our products and have a material adverse effect on our revenues and stock price.

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

We have experienced and expect in the future to experience fluctuations in our operating results, including net orders, revenues and gross margins. Many of our products require significant capital expenditures by our customers. Accordingly, individual product orders can be quite large in dollar amounts, which can extend the customer purchasing cycle. We have experienced this with our IGRT products, and expect this to be even greater with our proton therapy products because of the high cost of the equipment and the complexity of project financing. With the current general economic turmoil and contraction in credit markets, the purchasing cycle may extend even further as potential customers more closely scrutinize and prioritize their capital spending budgets, and analyze appropriate financing alternatives. With larger projects, such as the purchase of a proton therapy system, the contraction in credit markets could cause customers to delay or cancel their projects, or request participation in financing arrangements or payment concessions in their agreements with us, which could negatively impact our cash flows and results of operations. In addition, some of our more sophisticated equipment, such as IGRT and proton therapy products, requires greater site preparation and longer construction cycles, which can delay installation. For proton therapy products, this can delay the customer decision cycles even further. The timing of when individual orders are placed, installation is accomplished and the revenues recognized could have an effect our quarterly results.

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

•	delay in the installation and/or acceptance of a product;

•	a change in a customer’s financial condition or ability to obtain financing; or

•	appropriate regulatory approvals or authorizations.

Our quarterly operating results may also be affected by a number of other factors, including:

•	changes in our or our competitors’ pricing or discount levels;

•	changes or anticipated changes in third-party reimbursement amounts or policies applicable to treatments using our products;

•	revenues becoming affected by seasonal influences;

•	timing of revenue recognition;

•	changes in foreign currency exchange rates;

•	changes in the relative portion of our revenues represented by our various products, including the relative mix between higher margin and lower margin products;

•	changes in the relative portion of our revenues represented by the international regions;

•	timing of the announcement, introduction and delivery of new products or product enhancements by us and by our competitors;

•	fluctuation in our effective tax rates resulting from various factors, which may or may not be known to us in advance;

•	disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services;

•	disruptions in our operations, including our ability to manufacture products, caused by events such as earthquakes, fires, floods, terrorist attacks or the outbreak of epidemic diseases;

•	changes in the general economic conditions or tightening of credit available to our customers in the regions in which we do business;

•	the possibility that unexpected levels of cancellations of orders may affect certain assumptions upon which we base our forecasts and predictions of future performance;

•	the impact of changing levels of sales to sole purchasers of certain of our x-ray products;

•	the unfavorable outcome of any litigation;

•	misleading information in the financial community; and

•

accounting adjustments, such as those relating to accounting reserves for product recalls, reserves for excess and obsolete inventories, share-based compensation expense as required under Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123(R), accounting for income taxes, and adoption of new accounting pronouncements.

Because many of our operating expenses are based on anticipated capacity levels and a high percentage of these expenses are fixed for the short term, a small variation in the timing of revenue recognition can cause significant variations in operating results from quarter to quarter. Our overall gross margin may also be impacted by the gross margin of our ACCEL proton therapy products, which are presently below the gross margins for our traditional radiotherapy products. If our gross margins fall below the expectation of securities analysts and investors, the trading price of VMS common stock would almost certainly decline.

We report on a quarterly and annual basis our net orders and backlog. It is important to understand that, unlike revenues, net orders and backlog are not governed by the rules of GAAP, and are not within the scope of the audit or reviews conducted by our registered independent public accounting firm; therefore, investors should not interpret our net orders or backlog in such a manner. Also, for the reasons set forth above, our net orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues. Unexpected levels of cancellation of orders or delays in customer purchase decisions or delivery dates will reduce the quarterly net orders and backlog and also affect the level of future revenues. Accordingly, we cannot be sure if or when orders will mature into revenues. Our net orders, backlog and revenues in one or more future periods may fall below the expectations of securities analysts and investors. In that event, the trading price of VMS common stock would almost certainly decline.

OUR RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED BY A WORLDWIDE MACROECONOMIC DOWNTURN

In 2008, general worldwide economic conditions have experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, volatile currency exchange rates and energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions may make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, in general or specifically in the healthcare industry. If the healthcare market significantly deteriorates due to these macroeconomic effects, our business, financial conditions and results of operations will likely be materially and adversely affected.

THE FINANCIAL RESULTS OF OUR PROTON THERAPY BUSINESS MAY FLUCTUATE AND BE UNPREDICTABLE

Our proton therapy projects are highly customized and vary in size and complexity. Planning for these projects will take more time and use more resources than those in the radiotherapy business conducted in our Oncology Systems segment. Due to its relatively large scale, the construction of a proton therapy facility requires significant capital investment and may involve complex project financing. If we are required to establish special purpose entities to finance and manage a proton therapy project, we may be required to consolidate these special purpose entities in our financial statements, or guarantee performance and assume liabilities that are in excess of the project value, which could negatively impact our financial results. Further, the current worldwide economic turmoil and contraction in credit markets may make it more difficult for customers of this business to find appropriate financing for large proton therapy projects, which could cause them to delay or cancel their projects, or request participation in financing arrangements or payment concessions in their agreements with us. In addition, due to their size and complexity, the sales and customer decision cycles for proton therapy projects may take several years. As a result, the timing of these projects may vary significantly from period to period, and our operating results and the trading price of VMS common stock may be adversely affected.

In addition, many of the components used in proton therapy equipment require a long lead time, which may translate into an increase in our levels of inventory. This may cause fluctuations in the operating results of our Proton Therapy business that may make it difficult to predict our operating results and to compare our financial results from period to period. This could have an adverse effect on the trading price of VMS common stock.

Moreover, entrance into the proton therapy business may subject us to increased risk and potential liability. For example, because proton therapy projects are large in scale and require detailed project planning, failure to deliver on our commitments could result in greater than expected liabilities, as we could be required to indemnify business partners and customers for losses suffered or incurred if we are unable to deliver our products in accordance with the terms of customer contracts. These indemnification provisions could be limited to a percentage of the value of the project; however, due to the high dollar value of proton therapy projects, the liability that we would assume may nevertheless be substantial. Additionally, while the proton therapy market is still developing and proton therapy as a treatment modality is not yet widely utilized, customers are requesting that the systems vendor, as the primary technology provider, provide guarantees for and suffer penalties in relation to the overall construction project. Since each proton therapy center project may cost up to $100 million, the amount of potential liability may be higher than the levels historically assumed by us for our traditional radiation therapy business. Insurance covering these contingencies may be unobtainable. If we cannot reasonably mitigate or eliminate these contingencies, our ability to competitively bid upon proton center projects will be negatively impacted and we may be required to assume material amounts of potential liability, all of which may have adverse consequences to our ACCEL Proton Therapy business. In addition, we have encountered and may encounter additional challenges in the commercialization of the proton therapy products, which may increase our research and development costs and delay the introduction of our products. This and other unanticipated events could adversely affect our business and make our results of operations unpredictable.

WE ARE IN THE PROCESS OF UPGRADING AND MODIFING OUR ENTERPRISE RESOURCE PLANNING AND OTHER KEY SOFTWARE APPLICATIONS, WHICH COULD CAUSE UNEXPECTED PROBLEMS TO OCCUR AND COULD DISRUPT THE MANAGEMENT OF OUR BUSINESS

We are in the process of upgrading and modifying the enterprise resource planning, or ERP, system used for our worldwide operations, as well as other key software applications used in our global operations. Our ERP system is integral to our ability to accurately and efficiently maintain our books and records, record transactions, manage our personnel records, provide critical information to our management and prepare our financial statements. The upgrade involves some process re-engineering, and has been costly, difficult and time-consuming to implement. In addition, we may encounter future difficulties, costs or other challenges with this upgrade, any of which may disrupt our business, divert management time, cause us to incur additional costs or result in significant deficiencies or material weakness in our internal control over financial reporting. Corrections and improvements may be required as we upgrade and modify our systems, procedures and controls, and could cause us to delay the project, incur additional costs and require additional management attention, placing burdens on our internal resources.

If we fail to manage these changes effectively, it could adversely affect our ability to manage our business and, as a further consequence, affect our operating results. Moreover, we have capitalized the costs associated with this upgrade on our financial statements. If this project is not successful and cannot be completed, we would have to recognize the costs associated with the project as operating expenses in the quarter that we realize that it cannot be completed. This expense recognition would have an adverse impact on our operating results, and this could have an adverse effect on the trading price of VMS common stock.

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

As our operations evolve over time, we may introduce new products or new technologies that require us to apply different accounting principles, including those regarding revenue recognition, than we have applied in past periods. For example, if we develop products that contain more software components, we may be required to recognize revenue for the software components together with the hardware components in accordance with software revenue recognition rules, which could delay recognition of some revenue. Additionally, while we recognize revenue for many of our Oncology Systems products in accordance with Staff Accounting Bulletin No. 104 Revenue Recognition and SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Agreements, we recognize revenues for certain contracts for products and services in the ACCEL

Proton Therapy business and certain products and services in the SIP business, under the percentage-of-completion method in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Product Type Contracts, which affects the timing of revenue recognition. We could be required to apply this method to other businesses in the future. Under the percentage-of-completion method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. If a loss is expected on a contract, the estimated loss would be charged to cost of sales in the period the loss is identified. Because the percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning dollar amounts to relevant accounting periods, and because the estimates must be periodically reviewed and appropriately adjusted, if our estimates are not accurate or circumstances change over time, we would be required to adjust revenues or even record a contract loss, and our financial results could suffer. The application of different types of accounting principles and related potential adjustments may make it more difficult to compare our financial results from quarter to quarter, and the trading price of VMS common stock could suffer or become more volatile as a result.

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

In addition, we may be required to incur significant additional costs to comply with future changes in existing environmental laws and regulations or new laws and regulations. For example, several countries, including many in the EU, are requiring medical equipment manufacturers to bear some or all of the cost of product disposal at the end of the product’s useful life, thus creating increased costs for our operations. The EU has also adopted a directive that may require the adoption of restrictions on the use of certain hazardous substances in certain of our products sold in the EU. This directive along with another that requires material disclosure information to be provided upon request, could create increased costs for our operations. All of these costs, and any future violations or liabilities under environmental laws or regulations, could have a material adverse effect on our business.

AS A STRATEGY TO ASSIST OUR SALES EFFORTS, WE MAY OFFER EXTENDED PAYMENT TERMS, WHICH MAY POTENTIALLY RESULT IN HIGHER DSO AND GREATER PAYMENT DEFAULTS

We offer longer or extended payment terms for qualified customers in some circumstances. During fiscal year 2008, customer contracts with longer or extended payment terms amounted to approximately 4% of total Oncology Systems revenues. While we qualify customers to whom we offer longer or extended payment terms, we cannot assure you that the financial positions of these customers will not change adversely over the longer time period given for payment. In such an event, we may experience an increase in payment defaults, which will affect our net earnings. Also, longer or extended payment terms have and may in the future result in an increase in our days sales outstanding.

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

SINCE OUR STOCKHOLDER RIGHTS PLAN EXPIRED, WE COULD FACE A HIGHER RISK OF A TAKEOVER

Our stockholder rights plan expires in December 2008. We may not be able to implement a similar stockholder rights plan, which could put us at risk for a take-over, distract our management and adversely affect our business.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of September 26, 2008, we owned or leased a total of approximately 1.7 million square feet of floor space for our office, manufacturing, research and development and other services worldwide. Our executive offices and our Oncology Systems management and some of our Oncology Systems manufacturing facilities are located in Palo Alto, California on 30 acres of land under leaseholds which expire in 2056. We own these facilities which contain 255,234 square feet of aggregate floor space. We also own 47,037 square feet of floor space and 2 acres of land in Crawley, England. In Beijing, China we own 138,618 square feet of space which resides on 5 acres of land under a leasehold that expires in 2056. Our X-ray Products business segment is located in Salt Lake City, Utah, where we own 38 acres of land and 340,812 square feet of floor space. In Las Vegas, Nevada, we own 147,071 square feet of floor space and 8 acres of land for our SIP manufacturing, Oncology Systems customer services and support operations. Two Las Vegas buildings and the related land have been pledged as collateral against loans with a balance of $6.1 million at September 26, 2008. The Ginzton Technology Center, located in Mountain View, California is under a land and improvements lease that expires in 2012. Our other facilities are leased.

We are occupying substantially all of our currently available productive space to develop, manufacture, service and market our products. We believe that our facilities and equipment are generally well maintained and in good operating condition.

In October 2008, to support the growth in our operations and our longer term objective of co-locating our operations, we consummated an agreement with VI for their surrender to us, for $21 million to be paid over a two-year period, of their sublease of a building containing approximately 210,000 square feet of floor space and the related leasehold interest for the land, which extends to 2056, located adjacent to our corporate headquarter in Palo Alto, California.

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

From time to time, we are involved in other legal proceedings arising in the ordinary course of our business and, from time-to-time, acquired as part of business acquisitions that we make. See “MD&A—Other Matters.” While we cannot assure you as to the ultimate outcome of any legal proceeding or other loss contingency involving us, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on our business.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “VAR.” The following table sets forth the high and low sales prices for our common stock as reported in the consolidated transaction reporting system for the NYSE in fiscal years 2008 and 2007.

	High	Low
Fiscal Year 2008
First Quarter	$53.22	$40.22
Second Quarter	$54.71	$41.37
Third Quarter	$53.29	$43.64
Fourth Quarter	$65.84	$48.58

Fiscal Year 2007
First Quarter	$56.00	$46.77
Second Quarter	$50.21	$44.01
Third Quarter	$49.04	$39.45
Fourth Quarter	$45.23	$37.30

Since the spin-offs and becoming Varian Medical Systems, Inc., we have not paid any cash dividends on our common stock. We have no current plan to pay cash dividends on our common stock, and will review that decision periodically. Further, our existing unsecured term loan and revolving credit facility agreements contain provisions that limit our ability to pay cash dividends. Specifically, dividends would not be permitted if, when aggregated with other transactions, we would not be in compliance with our financial covenants. See Note 6 “Credit Facilities” of the Notes to the Consolidated Financial Statements for more information on our revolving credit facility.

As of November 17, 2008, there were approximately 3,627 holders of record of our common stock.

PERFORMANCE GRAPH

This graph shows the total return on Varian Medical Systems, Inc. common stock and certain indices from September 26, 2003 until the last day of fiscal year 2008.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

AMONG VARIAN MEDICAL SYSTEMS, INC.,

THE S&P 500 INDEX AND

THE S & P HEALTHCARE EQUIPMENT INDEX

*	$100 invested on 9/26/03 in stock or on 9/30/03 in index-including reinvestment of dividends. Indexes calculated on month-end basis.

	9/26/03	10/1/04	9/30/05	9/29/06	9/28/07	9/26/08
Varian Medical Systems, Inc.	100.00	122.29	139.49	188.49	147.89	215.99
S&P 500	100.00	113.87	127.82	141.62	164.90	128.66
S&P Health Care Equipment	100.00	124.06	122.91	118.51	142.38	141.47

The performance graph and related information shall not be deemed to be soliciting material or to be “filed” with the SEC or to be deemed to be incorporated by reference to any filing under the Securities Act or the Exchange Act.

Stock Repurchase Program

The following table provides information with respect to the shares of VMS common stock repurchased by VMS during the fourth quarter of fiscal year 2008.

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 28, 2008—July 25, 2008	450,000		$50.91		450,000	6,890,000
July 26, 2008—August 22, 2008	361,945	(1)	$62.73	(1)	350,000	6,540,000
August 23, 2008—September 26, 2008	650,000		$61.95		650,000	5,890,000

Total	1,461,945		$58.74		1,450,000

On July 24, 2007, our Board of Directors approved the repurchase of 12,000,000 shares of our common stock over a period beginning on July 30, 2007 through December 31, 2008. As of September 26, 2008, 5,890,000 shares remained available for repurchase under the July 2007 authorization. On November 17, 2008, we announced that our Board of Directors had authorized the repurchase of an additional 8,000,000 shares of our common stock from January 1, 2009 through December 31, 2009. We expect repurchases will be made in accordance with Rule 10b-18 and include plans designed to satisfy the Rule 10b5-1 safe harbor. Shares will be retired upon repurchase.

(1)	Consists of 11,945 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations for vested restricted common stock granted under the Company’s employee stock plans.

Item 6.    Selected Financial Data

We derived the following selected financial data from our audited consolidated financial statements for the five fiscal years from September 27, 2003 to September 26, 2008. The following financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and the MD&A included elsewhere herein.

Summary of Operations:

	Fiscal Years
(In millions, except per share amounts)	2008	2007	2006	2005	2004
Revenues	$2,069.7	$1,755.1	$1,597.8	$1,382.6	$1,235.5
Earnings from continuing operations before taxes	426.0	346.0	318.7	308.3	258.0
Taxes on earnings(1)	130.7	103.1	75.1	101.7	90.3

Earnings from continuing operations	295.3	242.9	243.6	206.6	167.7
Earnings (Loss) from discontinued operations, net of taxes(2)	(15.8)	(3.4)	1.5	—	—

Net earnings(1)(3)	$279.5	$239.5	$245.1	$206.6	$167.7

Net earnings (loss) per share—Basic(1)(3)(4)
Continuing operations	$2.37	$1.91	$1.86	$1.56	$1.23
Discontininued operations(2)	(0.13)	(0.03)	0.01	—	—

Net earnings per share	$2.24	$1.88	$1.87	$1.56	$1.23

Net earnings (loss) per share—Diluted(1)(3)(4)
Continuing operations	$2.31	$1.86	$1.80	$1.50	$1.18
Discontininued operations(2)	(0.12)	(0.03)	0.01	—	—

Net earnings per share	$2.19	$1.83	$1.81	$1.50	$1.18

Financial Position at Fiscal Year End:
Working capital	$612.7	$378.5	$512.1	$473.0	$434.2
Total assets	1,975.5	1,684.4	1,511.8	1,317.4	1,180.6
Long-term debt (including current maturities)	40.4	49.4	57.3	60.0	58.5
Short-term borrowings	—	41.0	—	—	—
Stockholders’ equity	1,027.2	821.5	797.3	659.0	624.2

(1)	During fiscal year 2006, we repatriated approximately $128 million in foreign earnings pursuant to the American Jobs Creation Act of 2004 and recorded a $12 million net tax benefit. We also recorded a net tax benefit of $7.2 million in fiscal year 2006 related to adjustments of certain prior years’ state and federal temporary differences.

(2)	In September 2008, we approved a plan to sell Research Instruments. Accordingly, the Company classified the operating results as a discontinued operation in the Consolidated Statement of Earnings for all periods presented. The net loss of $15.8 million and $3.4 million was reported in discontinued operations for fiscal years 2008 and 2007, respectively.

In fiscal year 1995, Varian Associates, Inc. completed the sale of its Electron Devices business segment. The transaction was accounted for as discontinued operations. In fiscal year 2006, we recognized a pre-tax gain from discontinued operations of $2.5 million and a related tax expense of $1.0 million. The net gain of $1.5 million resulted from the release of a reserve for certain contingencies associated with the Electron Devices business segment. Following release of that reserve, we no longer had any asset or liability related to discontinued operations.

(3)	For fiscal years 2008, 2007 and 2006, net earnings included share-based compensation expense, net of taxes, of $27.4 million, $29.7 million and $26.9 million, respectively, under SFAS 123(R). For fiscal years 2005 and 2004, net earnings included share-based compensation expense related to restricted stock, net of taxes, of $0.7 million and $0.8 million, respectively, which were recorded under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. See Note 11 “Employee Stock Plans” of the Notes to the Consolidated Financial Statements.

(4)	On June 14, 2004, our Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. The distribution of the shares was made on July 30, 2004 to stockholders of record as of June 30, 2004. All references to the number of shares and per share amounts of our common stock have been retroactively restated to reflect the increased number of shares resulting from the two-for-one stock split.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In fiscal year 2008, total revenues from continuing operations grew 18% and net orders from continuing operations rose 15% over fiscal year 2007 results. Both of our business segments contributed to the increases in revenues and net orders. Compared to the prior fiscal year, Oncology Systems revenues in fiscal year 2008 increased 16% and net orders increased 14%. The significant growth in the flat panel detector product line drove X-ray Products revenues and net orders to increase 19% and 24%, respectively, over the prior fiscal year. Revenues in our “Other” businesses rose 62% in fiscal year 2008 over the year-ago period, while net orders declined 7%. Backlog at the end of fiscal year 2008 rose 14% from the end of fiscal year 2007 to $1.9 billion.

Net earnings from continuing operations per diluted share increased 24% to $2.31 in fiscal year 2008 from $1.86 in fiscal year 2007, with net earnings from continuing operations increasing 22% to $295 million in fiscal year 2008 from $243 million in fiscal year 2007. In the fourth quarter of fiscal year 2008, we approved a plan to sell Research Instruments in order to focus exclusively on the development of our ACCEL Proton Therapy business. Accordingly, Research Instruments is classified as a discontinued operation for all periods presented and we have segregated the net assets and operating results of Research Instruments from continuing operations on our Consolidated Balance Sheets and in our Consolidated Statement of Earnings. Unless otherwise stated, the discussion herein pertains to our continuing operations. Research Instruments was previously included in the “Other” category. The Research Instruments business reduced total net earnings per diluted share by $0.12 for fiscal year 2008 to $2.19.

Oncology Systems.    Our largest business segment is Oncology Systems, which designs, manufacturers, sells and services hardware and software products for radiation treatment of cancer with conventional radiation therapy, IMRT, IGRT, stereotactic radiotherapy and stereotactic radiosurgery, brachytherapy and VMAT.

Oncology Systems net orders grew in fiscal year 2008 over fiscal year 2007 primarily driven by demand for our new RapidArc radiotherapy products since their introduction in the second quarter of fiscal year 2008. We also experienced growth in demand in both the North American and the international regions for our high energy linear accelerators and our service contracts. Growth in demand for our accessory products that enable IGRT (including our OBI) primarily in the international region also contributed. A weaker U.S. dollar against foreign currencies in fiscal year 2008 compared to fiscal year 2007 also contributed to the international net order growth between the fiscal years.

In fiscal year 2008, we experienced strong demand for our new RapidArc products, with more than 300 orders booked in the year. We believe RapidArc will contribute to the growth in our Oncology Systems revenues in fiscal year 2009. Most of the orders for RapidArc came from North America, where early adopters are typically concentrated. We believe RapidArc represents a significant advancement in IMRT cancer treatment and can help drive longer term demand for our linear accelerators and our IMRT-related accessory products.

Customers are also recognizing IGRT and stereotactic radiosurgery as significant enhancements in curative radiation therapy. We believe treatments using IGRT technology are becoming widely accepted in radiation therapy and radiosurgery, with North America ahead of international regions in the timing of IGRT adoption. About 80% of worldwide orders taken for our high energy linear accelerators during fiscal year 2008 included our OBI. Through September 26, 2008, we had shipped more than 1,000 units of OBI for our high-energy linear accelerators.

We believe regional fluctuations in demand are consistent with an observed historical pattern where the international regions follow North America in the adoption of new technology. We are also experiencing faster early adoption rates for our RapidArc products and IGRT products than historical adoption rates for our other products, which may lead to more compressed growth cycles. As was the case in fiscal year

2008, we believe that growth in our net orders, revenues and gross margin may also be influenced by the fluctuation of exchange rates of the U.S. dollar against foreign currencies. The weakening U.S. dollar that we have experienced over the last several years has made our pricing more competitive with our foreign competitors, which has been a contributor to our international order and revenue growth. The strengthening of the U.S. dollar against other foreign currencies may make our pricing less competitive and result in slower growth in our international orders and revenues, which then could negatively affect our overall financial performance and results. Additionally, we have seen the purchasing cycle lengthen for some customers, which we believe results from a more complex decision-making process associated with larger dollar value transactions for more sophisticated IGRT and surgical equipment and other technical advances. Revenues are also influenced by the timing of product shipments which are tied to planned customer-requested delivery dates. These factors may result in greater fluctuation in our Oncology Systems net orders and revenues.

Our success in Oncology Systems largely depends upon our ability to retain leadership in technological innovation, the reliability and cost effectiveness of our products, the efficacy of our treatment technology and external economic influences. Factors affecting the adoption rate of new technologies such as IGRT and VMAT could include their more-widely demonstrated efficacy and acceptance of these technologies and our internal efficiency in design, documentation and testing, and deployment and installation of our new technologies and products. Additional factors could include customer training on the use of our new technologies or related products and our ability to educate customers about the cost effectiveness of our new technologies and clinical outcome advantages. External economic influences could include financial strength of our customers, the availability of credit to our customers, consolidation among our customers, currency exchange rates, significant changes to Medicare and Medicaid reimbursement rates for radiotherapy and brachytherapy procedures and radiosurgery in the United States, government budgeting and tendering cycles and governmental healthcare policies. The general worldwide economic downturn we have seen in 2008 may make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities. A customer’s decision-making process may be further complicated as the current worldwide economic turmoil causes hospitals, clinics and research institutions to more closely scrutinize and prioritize their capital spending budgets. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, in general or specifically in the healthcare industry. If the healthcare market significantly deteriorates due to these macroeconomic effects, our business, financial condition and results of operations will likely be materially and adversely affected.

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

X-ray Products growth in net orders and revenues in fiscal year 2008 over fiscal year 2007 was primarily due to strong growth in our flat panel detector product line which we believe will continue to contribute to our growth as flat panel detectors, which enable filmless x-ray, replace traditional film and image-intensifier x-ray products in many medical applications. Rising costs of raw materials due to increased worldwide demand, which we have seen over the last two years, continued to affect the X-ray Products business through most of fiscal year 2008, though we have recently seen decreases in some commodity prices for our materials as the economic downturn has become more worldwide and global demand for such commodities have lessened. In December 2007, we acquired Pan-Pacific, an independent distributor of medical x-ray tubes and other imaging components in China, for approximately $2.0 million, plus an additional contingent “earn out” payment of up to $3.5 million. Pan-Pacific enhances the sales channel for x-ray tubes and flat panel products in China.

Our success in our X-ray Products business depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. Factors affecting the success of our X-ray Products business include our ability to develop products with lower cost, better quality and superior technology and performance, and to maintain strong relationships with our OEM customers. The general worldwide economic downturn we have seen in 2008 may make it difficult for our OEM customers, our vendors and us to accurately forecast and plan future business activities. If the markets for our customers significantly deteriorate due to these macroeconomic effects, our business and results of operations may be adversely affected.

Other.    The “Other” category is comprised of Security and Inspection Products, or SIP (including Bio-Imaging Research, Inc., or BIR, which we acquired in the third quarter of fiscal year 2007), the ACCEL Proton Therapy business, and the operations of the Ginzton Technology Center, or GTC.

SIP designs, manufactures, sells and services Linatron® x-ray accelerators, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination for a variety of applications.

We are now seeing wider deployment of our Linatron x-ray accelerators for cargo screening and border protection as customers are placing orders for multiple units. While we are optimistic about SIP’s long-term potential and encouraged by the increased interest in our SIP products, use of this technology in security cargo screening and border protection is still in its early stages. Orders and revenues for our SIP products may be unpredictable as governmental agencies may place large orders with our OEM customers in a short time period and then may not place any orders for a long time period thereafter. In April 2008, we added a new manufacturing facility for the production of SIP products in Las Vegas.

Our ACCEL Proton Therapy business develops, designs, manufactures and services products and systems for delivering proton therapy, another form of external beam radiation therapy using proton beams for the treatment of cancer. Proton therapy, as a clinical treatment modality, is still not wide-spread and the technology is still developing. We are investing substantial resources to commercialize ACCEL’s advanced proton technology and to build this new business. Proton therapy facilities, nevertheless, are large scale construction projects that can take three years or more to complete. With the cost of a multiple-gantry system in excess of $60 million and the total cost for a center approaching $100 million, significant customer investment and perhaps complex project financing will be required. Consequently, the customers’ decision-making cycle is very long and orders for proton therapy systems generally involve many contingencies. Since we currently will not book these orders until contingencies are eliminated, we do not expect to book any orders for proton therapy systems in the short term and do not expect to start generating significant proton therapy systems revenues until fiscal year 2010 at the earliest. Given the heavy reliance of customers of this business on credit and large-scale project financing, this business may be the most vulnerable to general economic turmoil and contraction in the credit markets.

GTC, our scientific research facility, continues to invest in developing technologies that enhance our current businesses or may lead to new business areas, including next generation digital x-ray imaging technology, volumetric and functional imaging, and improved x-ray sources and technology for security and cargo screening applications. In addition, GTC is developing technologies and products that are designed to improve disease management by more precise targeting of radiation, as well as by employing targeted energy and molecular agents to enhance the effectiveness and broaden the application of radiation therapy.

Compared to fiscal year 2007, net orders in the “Other” category were down 7% in fiscal year 2008 due primarily to a reduction in the proton therapy service business. Revenue grew by 62% in fiscal year 2008 over the year-ago period due to growth in SIP product revenues.

This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the Consolidated Financial Statements and the notes included elsewhere in this Annual Report on Form 10-K, as well as the information contained under “Risk Factors contained in Item 1A. We discuss our results of operations below.

Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include share-based compensation expense, revenue recognition, valuation of allowance for doubtful accounts, valuation of inventories, assessment of recoverability of goodwill and intangible assets, valuation of warranty obligations, assessment of environmental remediation liabilities, valuation of defined benefit and post-retirement benefit plans and taxes on earnings. Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our Consolidated Financial Statements, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, also refer to the Risk Factors in Item 1A.

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

We annually evaluate goodwill and purchased assets with indefinite lives for impairment in accordance with SFAS 142 “Goodwill and Other Intangible Assets.” The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. We determine the fair value of our reporting units based on the present value of estimated future cash flows of the reporting units. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal years or more frequently if indicators of potential impairment arise.

Warranty Obligations

We warrant most of our products for a specific period of time, usually twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty costs represent our best estimate at the time of sale of the total costs that we will incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates will include historical experience of similar products, as well as reasonable allowance for start-up expenses. Actual warranty costs could differ from the estimated amounts. On a quarterly basis, we review the accrued balances of our warranty obligations and update the historical warranty cost trends, if required. If we were required to accrue additional warranty costs in the future, it would negatively impact our operating results.

Environmental Matters

We are subject to a variety of environmental laws around the world regulating the handling, storage, transport and disposal of hazardous substances that do or may create increased costs for some of our operations. Environmental remediation liabilities are recorded when environmental assessments and/or remediation efforts are probable and the costs of these assessments or remediation efforts can be reasonably estimated, in accordance with SFAS No. 5, Accounting for Contingencies, and the American Institute of Certified Public Accountants, Statement of Position 96-1, Environmental Remediation Liabilities. The accrued environmental costs represent our best estimate as to the total costs of remediation and the time period over which these costs will be incurred. On a quarterly basis, we review these accrued balances. If we were required to accrue additional environmental remediation costs in the future, it would negatively impact our operating results.

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

The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets. The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rates used for defined benefit plans in all countries are primarily based on the yields of a universe of high of quality corporate bonds in each country or the spot rate on high quality AA-rated corporate bonds, with durations corresponding to the expected durations of the benefit obligations. In countries where the corporate bond market is not sufficiently representative at longer durations, the discount rate also takes into account the yield of long-term government bonds corresponding to the duration of the benefit obligations and the difference between the yield curve on high quality corporate fixed-income investments and government fixed-income investment. A lower discount rate increases the present value of benefit obligations. See Note 9 “Retirement Plans” of Notes to Consolidated Financial Statements for a detailed discussion of our defined benefit and post-retirement benefit plans.

Taxes on Earnings

We are subject to taxes on earnings in both the United States and numerous foreign jurisdictions. As a global taxpayer, significant judgments and estimates are required in evaluating our tax positions and determining our provision for taxes on earnings.

Effective as of the beginning of fiscal year 2008, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 contains a two-step approach to recognizing, derecognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that, based on the technical merits, the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Recognition, derecognition, and measurement are based on management’s best judgment given the facts, circumstances and information available at the end of the accounting period. A tax benefit should be recognized in the first period in which it meets the more likely than not recognition threshold, and conversely, a tax benefit previously recognized should be derecognized in the first period in which new information results in a change in judgment in which the position fails to meet the recognition threshold. A benefit not previously recognized would be recognized when the tax position is effectively settled through examination, negotiation or litigation with tax authorities, or when the statute of limitations for the relevant taxing authority to examine and challenge the position has expired. Our policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on earnings did not change as a result of the adoption of FIN 48.

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

Earnings derived from our international regions are generally taxed at rates lower than U.S. rates. Our effective tax rate is impacted by existing tax laws in both the United States and in the respective countries in which our international subsidiaries do business. In addition, a decrease in the percentage of our total earnings from our international regions, or a change in the mix of international regions among particular tax jurisdictions, could increase our effective tax rate. Also, our current effective tax rate does not assume U.S. taxes on certain undistributed profits of certain foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes should they either be deemed or actually remitted to the United States.

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2008 comprised the 52-week period ended on September 26, 2008. Fiscal year 2007 comprised the 52-week period ended on September 28, 2007 and fiscal year 2006 was the 52-week period ended on September 29, 2006. Set forth below is a discussion of our results of operations for the fiscal years 2008, 2007 and 2006. As indicated above, the operating results of Research Instruments have been segregated and presented as a discontinued operation for all periods.

Discussion of Results of Operations for Fiscal Years 2008, 2007 and 2006

Total Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2008	% Change	2007	% Change	2006
Product	$1,690	17%	$1,448	8%	$1,342
Service Contracts and Other	380	24%	307	20%	256

Total Revenues	$2,070	18%	$1,755	10%	$1,598

Product as a percentage of total revenues	82%		82%		84%
Service Contracts and Other as a percentage of total revenues	18%		18%		16%

Revenues by region
North America	$1,003	16%	$865	7%	$807

Europe	619	17%	529	18%	450
Asia	349	24%	281	10%	255
Rest of world	99	24%	80	(7%)	86

Total International(1)	1,067	20%	890	13%	791

Total	$2,070	18%	$1,755	10%	$1,598

North America as a percentage of total revenues	48%		49%		51%
International as a percentage of total revenues	52%		51%		49%

(1)	We consider international revenues to be revenues outside of North America.

Total revenues increased in fiscal year 2008 over fiscal year 2007 and increased in fiscal year 2007 over fiscal year 2006 primarily due to increases in Oncology Systems revenues in each year, as well as contributions from the X-ray Products business segment and the “Other” category. The foregoing increase in total revenues in each year was also primarily due to the growth in product revenues, and to a lesser extent, an increase in service contracts and other revenues.

Growth in product revenues in fiscal year 2008 over fiscal year 2007 and in fiscal year 2007 over fiscal year 2006 was due to contributions from Oncology Systems, X-ray Products and SIP. Product revenues grew at a higher rate in fiscal year 2008 than in fiscal year 2007 over year-ago periods primarily due to higher growth in Oncology Systems product revenues. The rate of growth in total service contracts and other revenues was higher in fiscal year 2008 over fiscal year 2007 than the growth rate in fiscal year 2007 over fiscal year 2006 primarily due to growth in Oncology Systems service contracts revenues in each of those fiscal years.

International revenue growth exceeded the North American revenue growth in fiscal year 2008 over fiscal year 2007 and in fiscal year 2007 over fiscal year 2006 due in part to the weaker U.S. dollar against foreign currencies. Since fiscal year 2007, international revenues have represented more than half of our worldwide revenues. In fiscal year 2008, both business segments and SIP contributed to the revenue growth over fiscal year 2007 in all geographic regions. In fiscal year 2007, both business segments and our businesses in the “Other” category contributed to the revenue growth over the prior fiscal year in all geographic regions, except for the rest of the world region where Oncology Systems revenues declined.

Oncology Systems Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2008	% Change	2007	% Change	2006
Product	$1,302	14%	$1,145	5%	$1,088
Service Contracts(1)	370	26%	295	19%	248

Total Oncology Systems	$1,672	16%	$1,440	8%	$1,336

Product as a percentage of Oncology Systems revenues	78%		80%		81%
Service Contracts as a percentage of Oncology Systems revenues	22%		20%		19%
Oncology Systems revenues as a percentage of total revenues	81%		82%		84%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. This excludes revenues from spare parts sold by our service department.

The increases in Oncology Systems product revenues for fiscal year 2008 over fiscal year 2007 were primarily driven by increased revenues from sales of our high energy linear accelerators, our treatment planning and information management software products and our accessory products that enable IGRT (including our OBI). However, these revenue increases in fiscal year 2008 over fiscal year 2007 were partially offset by a decline in revenues from sales of IMRT-upgrades, reflecting the continued slowdown in demand for IMRT-upgrade products after several years of rapid adoption of IMRT technology. The U.S. dollar’s weakness against foreign currencies in fiscal year 2008 compared to that of fiscal year 2007 also contributed to the increase in Oncology Systems revenues. In fiscal year 2007, the increase in Oncology Systems product revenues over fiscal year 2006 was driven by higher sales volume of accessory products that enable IGRT; partially offset by lower sales volume of our high-energy linear accelerators and other non-IGRT products such as IMRT upgrades, simulators and brachytherapy products. The higher rate of product revenue growth in fiscal year 2008 over fiscal year 2007 compared to fiscal year 2007 over fiscal year 2006 was due primarily to the weak first half net orders in fiscal year 2007. Because a portion of our orders for products are shipped within one year of the placement of such order from the customer, our fiscal year 2007 product revenues were adversely impacted since there were less product orders to ship within the fiscal year. During fiscal year 2007, Oncology Systems revenues were also negatively impacted by the timing of product shipments in accordance with planned customer-requested delivery dates.

The increase in service contract revenues in fiscal year 2008 over fiscal year 2007 and in fiscal year 2007 over fiscal year 2006 was primarily driven by increased customer adoption of service contracts as the sophistication of our products and installed base of software products increased and was also favorably impacted by the U.S. dollar’s weakness against foreign currencies. Since service contract revenues grew faster than product revenues from fiscal year 2006 to fiscal year 2007 and from fiscal year 2007 to fiscal year 2008, service contract revenues also increased as a percentage of total Oncology Systems revenues in the same time periods.

Revenues by region	Fiscal Years
(Dollars in millions)	2008	% Change	2007	% Change	2006
North America	$866	15%	$754	7%	$705

Europe	517	14%	454	12%	404
Asia	200	25%	160	8%	148
Rest of world	89	24%	72	(9%)	79

Total International	806	18%	686	9%	631

Total Oncology Systems	$1,672	16%	$1,440	8%	$1,336

North America as a percentage of Oncology Systems revenues	52%		52%		53%
International as a percentage of Oncology Systems revenues	48%		48%		47%

All of our geographic regions contributed to the Oncology Systems revenues growth in fiscal year 2008 over fiscal year 2007. The higher revenue growth rate in fiscal year 2008 over fiscal year 2007 in both the North American and international regions, as compared with the growth rate in fiscal year 2007 over fiscal year 2006, was primarily due to the weak net orders growth in the first half of fiscal year 2007 which resulted in lower shipment volumes and revenues in the second half of fiscal year 2007. For fiscal year 2008, the growth in international revenues over fiscal year 2007 was due to increases in product revenues in all international regions from sales of our high energy linear accelerators, our accessory products that enable IGRT (including our OBI) and our treatment planning and information management software products, as well as an increase in service contracts revenues. The U.S. dollar’s weakness against foreign currencies in fiscal year 2008 compared to most of fiscal year 2007 also contributed to the increase in Oncology Systems international revenues. These increases in international revenues were partially offset by decreases in product revenues from sales of IMRT-upgrades, primarily in Europe, reflecting the continued slowdown in demand for IMRT-upgrade products after several years of rapid adoption of IMRT technology. North American revenues grew in fiscal year 2008 over fiscal year 2007 primarily due to increases in product revenues from sales of our high energy linear accelerators, our treatment planning and information management software products and our accessory products that enable IGRT (including our OBI), as well as an increase in service contracts revenues. A decrease in product revenues from IMRT-upgrades partially offset these increases in North American revenues.

All of our geographic regions, except the rest of the world region, contributed to the Oncology Systems revenues growth in fiscal year 2007 over fiscal year 2006. The growth in North American revenues in fiscal year 2007 over the year-ago period was primarily due to the higher sales volume of our accessory products that enable IGRT (including our OBI), as well as increase in service contracts revenues, partially offset by lower sales volume of our high-energy linear accelerators. The increase in international revenues in fiscal year 2007 over the prior year was primarily due to the increase in international service contract revenues and the increase in sales volume of our accessory products that enable IGRT and our high-energy linear accelerators in Europe and Asia, which was partially offset by lower sales volume of other non-IGRT products such as, simulators and brachytherapy products in Europe, and the decrease in sales volume of our high-energy linear accelerators in the rest of world region.

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

X-ray Products Revenues

Revenues by region	Fiscal Years
(Dollars in millions)	2008	% Change	2007	% Change	2006
North America	$107	12%	$96	9%	$88

Europe	45	28%	35	24%	28
Asia	143	21%	119	13%	105
Rest of world	10	21%	8	11%	7

Total International	198	22%	162	15%	140

Total X-ray Products	$305	19%	$258	13%	$228

North America as a percentage of X-ray Products revenues	35%		37%		38%
International as a percentage of X-ray Products revenues	65%		63%		62%
X-ray Products revenues as a percentage of total revenues	15%		15%		14%

X-ray Products’ higher revenue growth in fiscal year 2008 over fiscal year 2007 as compared to the growth in fiscal year 2007 over fiscal year 2006 was the result of significant revenue growth in our flat panel detector product line in fiscal year 2008. All of our geographic regions contributed to the increase in X-ray Products revenues for fiscal years 2008 and 2007. The growth in X-ray Products revenues in both the international and in North American regions in fiscal year 2008 over fiscal year 2007 similarly reflects increased revenues from sales of our flat panel detectors and, to a lesser extent, increased revenues from sales of our x-ray tubes in international regions.

The growth in X-ray Products revenues in North America in fiscal year 2007 over fiscal year 2006 was primarily driven by increased revenues from sales of our flat panel detectors, whereas the growth in international revenues in fiscal year 2007 over fiscal year 2006 was primarily driven by increased revenues from sales of our high power, anode grounded CT scanning tubes and our flat panel detectors.

We believe the flat panel detector product line will continue to contribute to our growth in X-ray Products revenues as flat panel detectors, which enable filmless x-ray, replace traditional film and image-intensifier x-ray products in many medical applications.

Other Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2008	% Change	2007	% Change	2006
Product	$83	84%	$45	76%	$26
Service Contracts and Other	10	(21%)	12	53%	8

Total Other	$93	62%	$57	71%	$34

Other revenues as a percentage of total revenues	4%		3%		2%

For our “Other” category, which includes SIP, ACCEL Proton Therapy and GTC, revenues in fiscal year 2008 increased over the prior fiscal year primarily due to growth in product revenues in our SIP business. The higher product revenues from SIP were attributable to increased sales of our Linatron x-ray accelerators and image detection products to OEM customers for cargo screening and border protection. Revenues in the “Other” category in fiscal year 2007 increased over fiscal year 2006 primarily due to the higher sales volume of our Linatron x-ray accelerators to our OEM customers for cargo screening and border protection.

Gross Margin

	Fiscal Years
(Dollars in millions)	2008	% Change	2007	% Change	2006
Dollar by segment
Oncology Systems	$723	19%	$609	6%	$573
X-ray Products	120	16%	104	30%	80
Other	35	71%	20	97%	10

Gross margin	$878	20%	$733	10%	$663

Percentage by segment
Oncology Systems	43.2%		42.3%		42.9%
X-ray Products	39.3%		40.2%		34.9%
Total Company	42.4%		41.8%		41.5%

In fiscal year 2008, total gross margin improved by 0.6 percentage points compared with fiscal year 2007, primarily due to the increase in gross margin for Oncology Systems and SIP, partially offset by the decline in gross margin for X-ray Products. In fiscal year 2007, total gross margin increased by 0.3 percentage points from fiscal year 2006 primarily due to significant improvement in gross margin of X-ray Products and SIP, which was partially offset by a decrease in Oncology Systems gross margin.

Product gross margin was 41.7% in fiscal year 2008, compared to 41.1% and 41.2% in fiscal years 2007 and 2006, respectively. Service contracts and other gross margin was 45.5% in fiscal year 2008, compared to 44.9% and 43.4% in fiscal years 2007 and 2006, respectively. Improvements in both product and service contracts gross margins contributed to the higher gross margin achieved in Oncology Systems in fiscal year 2008 compared to fiscal year 2007. Product gross margin in Oncology Systems increased from 41.4% in fiscal year 2007 to 42.4% in fiscal year 2008 primarily due to higher sales volume and product mix shift toward higher margin products. Service contracts gross margin in Oncology Systems increased from 45.7% in fiscal year 2007 to 46.1% in fiscal year 2008 primarily due to higher contract volumes and growth in higher margin software maintenance contracts.

Oncology Systems gross margin decreased 0.6 percentage points in fiscal year 2007 over fiscal year 2006. In fiscal year 2007, Oncology Systems gross margin benefited from increases in service contracts gross margin but was unfavorably impacted by decreases in product gross margins over the prior year, which more than offset the service contract gross margin increase. Service gross margin increased from 44.1% in fiscal year 2006 to 45.7% in fiscal year 2007 due primarily to higher volume and the continued growth in higher margin software maintenance contracts. The 0.6 percentage points decrease in Oncology Systems product gross margin in fiscal year 2007 from the prior year was primarily due to the effect of hedging foreign currency denominated sales contracts when the orders were booked. While the weakening of the U.S. dollar positively affected our revenues in fiscal year 2007, it had a negative impact on our Oncology Systems gross margin percentage.

The X-ray Products gross margin decrease of 0.9 percentage points in fiscal year 2008 from fiscal year 2007 was primarily due to increased raw material costs and quality costs for x-ray tube products and increased raw material costs for flat panel products, although these increases were partially offset by the product mix shift toward a greater proportion of flat panel detectors which generally carry higher margin than x-ray tube products. X-ray Products gross margin in fiscal year 2007 increased by 5.3 percentage points from the fiscal year 2006 as a result of (i) product mix shift towards sales of higher margin high power, anode grounded CT scanning tubes and flat panel detectors, (ii) cost reduction efforts and (iii) leverage from higher sales volume. X-ray Products gross margin will continue to be impacted by factors such as sales mix between and among flat panel detectors and x-ray tube products, product pricing, timing of new product introduction, cost reduction efforts and material costs. Rising costs of raw materials due to increased worldwide demand, which we have seen over the last two years, continued through most of fiscal year 2008 and primarily affected our X-ray Products business. With the recent worldwide economic downturn, global demand for such commodities has lessened and we have seen decreases in some commodity prices for our materials.

Research and Development

	Fiscal Years
(Dollars in millions)	2008	% Change	2007	% Change	2006
Research and development	$136	16%	$117	17%	$100
As a percentage of total revenues	7%		7%		6%

The $19 million increase in research and development expense for fiscal year 2008 over fiscal year 2007 was driven by a $14 million increase in Oncology Systems and a $5 million increase in the “Other” category. The $14 million increase in research and development expenses in Oncology Systems for fiscal year 2008 compared to fiscal year 2007 was attributable primarily to a $15 million increase in employee headcount, materials costs and consulting expenses for development of our next generation linear accelerator products, as well as a $5 million unfavorable currency impact as the research and development expenses in our foreign operations are translated into U.S. dollars. A reduction in $5 million in expenses related to other product development projects partially offset these effects. The $5 million increase in the “Other” category primarily reflected a $3 million increase in research and development expenses for x-ray accelerator products in SIP.

The $17 million increase in research and development expenses in fiscal year 2007 resulted from increased spending of $10 million in Oncology Systems, $5 million in X-ray Products and $2 million in the “Other” category. The $10 million increase in research and development expenses in Oncology Systems in fiscal year 2007 compared to the year-ago period was attributable primarily to: (a) a $5 million increase in employee headcount, materials costs and consulting expenses for development of our next generation linear accelerator products, (b) a $2 million increase in expenses for development of software products, (c) a $2 million unfavorable foreign currency impact resulting from the relatively weak U.S. dollar as the research and development expenses incurred by our foreign operations was translated into U.S. dollars and (d) an increase in development expenses for radiosurgery products of $1 million. The $5 million increase in X-ray Products was primarily due to increased expenses for development projects related to flat panel detectors and X-ray tube products. The $2 million increase in the “Other” category was primarily due to an increase of $1 million associated with research and development at ACCEL, which was acquired in the second quarter of fiscal year 2007 and an increase of $1 million associated with the expenses incurred by BIR, which was acquired by us in the third quarter of fiscal year 2007.

Selling, General and Administrative

	Fiscal Years
(Dollars in millions)	2008	% Change	2007	% Change	2006
Selling, general and administrative	$323	16%	$277	9%	$254
As a percentage of total revenues	16%		16%		16%

Our selling, general and administrative expenses as a percentage of revenues has remained flat from fiscal year 2006 to fiscal year 2008. The $46 million increase in selling, general and administrative expenses for fiscal year 2008 compared to the same period in fiscal year 2007 was primarily attributable to: (a) a $16 million increase in expenses resulting from an increase in employee-related costs and headcount to support our growing business activities; (b) a $7 million unfavorable foreign currency impact as the selling, general and administrative expenses of our foreign operations are translated into U.S. dollars; (c) a $7 million increase in fees for certain commission arrangements and product promotions which were tied to growth in Oncology Systems revenues; (d) a $7 million increase in expenses primarily related to accruals for contingent legal liabilities and (e) a $6 million increase in operating expenses associated with ACCEL Proton Therapy, BIR and Pan-Pacific and (f) a loss of $1 million for hedging balance sheet exposures from our various foreign subsidiaries and business units compared to a gain of $4 million in fiscal year 2007. These increases were partially offset by the receipt of a $5 million payment related to resolution of a gain contingency.

The $23 million increase in selling, general and administrative expenses for fiscal year 2007 compared to fiscal year 2006 was primarily attributable to: (a) operating expenses of $8 million associated with ACCEL Proton Therapy and BIR, (b) a $5 million increase in employee-related and other operating expenses associated with required corporate, regulatory and information technology infrastructure improvements to support our growing businesses, (c) a $4 million increase in fees related to certain commission arrangements, (d) a $3 million unfavorable foreign currency translation impact resulting from the relatively weak U.S. dollar for our foreign operations as the selling, general and administrative expenses are translated into U.S. dollars, (e) a $3 million increase in employee-related and other operating expenses related to the expansion of our operations into China and (f) a $2 million decrease in income on equity investment in dpiX Holding LLC, or dpiX Holding, from the year-ago period (see Note 4 “Related Party Transactions” in Notes to the Consolidated Financial Statements). These increases were partially offset by $1.0 million in additional gains recognized for hedging balance sheet exposures from our various foreign subsidiaries and business units.

Interest Income, Net

	Fiscal Years
(Dollars in millions)	2008	% Change	2007	% Change	2006
Interest income, net	$6.6	(10%)	$7.4	(21%)	$9.3

The decrease in interest income, net, in fiscal year 2008 over fiscal year 2007 was attributable to increased borrowings in fiscal year 2008 and lower average interest rate earned on our cash and cash equivalents in fiscal year 2008. The decrease in interest income, net in fiscal year 2007 over fiscal year 2006 was due to lower balances of cash, cash equivalents and marketable securities and increased borrowings in fiscal year 2007.

Taxes on Earnings

	Fiscal Years
	2008	Change	2007	Change	2006
Effective tax rate	31%	1%	30%	6%	24%

The increase in the effective tax rate in fiscal year 2008 compared to fiscal year 2007 primarily because the earlier period included a greater tax benefit realized from the federal research and development credit. The effective tax rate for fiscal year 2007 included the benefit of the federal research and development credit for the full year plus the benefit of a retroactive reinstatement of the credit, which had previously expired on December 31, 2005. By comparison, the federal research and development credit was in effect for only one quarter during fiscal year 2008.

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

In general, our effective income tax rate differs from the U.S. federal statutory rate primarily because our foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and our domestic earnings are subject to state income taxes. Our future effective tax rate could be adversely affected by having lower earnings than anticipated in countries where we have lower statutory rates and higher earnings than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, and by changes in tax laws or interpretations of those laws. We also expect that our effective tax rate may experience increased fluctuation from period to period under the provisions of FIN 48. Please refer to further discussion of the adoption of FIN 48 in Note 12 “Income Taxes” of the Notes to the Consolidated Financial Statements.

Net Earnings Per Diluted Share

	Fiscal Years
	2008	% Change	2007	% Change	2006
Net earnings per diluted share	$2.31	24%	$1.86	3%	$1.80

The increase in earnings per diluted share in fiscal year 2008 over fiscal year 2007 resulted from the increase in total revenues, the improvement in our gross margin, the leverage in our operating expenses, as well as the reduction in outstanding shares of common stock due to stock repurchases. The increase in net earnings per diluted share in fiscal year 2007 over fiscal year 2006 can be attributed to the increase in total revenues and the reduction in outstanding shares of common stock due to stock repurchases, partially offset by the increase in effective tax rate and the decline in profitability due to our planned investments in growth initiatives, including our ACCEL acquisition, research and development, and our expansion into China.

Net Orders

Total Net Orders (by segment and region)	Fiscal Years
(Dollars in millions)	2008	% Change	2007	% Change	2006
Oncology Systems:
North America	$1,020	13%	$905	5%	$861
Total International	851	16%	731	9%	674

Total Oncology Systems	$1,871	14%	$1,636	7%	$1,535

X-ray Products:
North America	$131	28%	$102	(8%)	$111
Total International	206	21%	171	30%	131

Total X-ray Products	$337	24%	$273	13%	$242

Other:	$94	(7%)	$101	139%	$43

Total Net Orders	$2,302	15%	$2,010	10%	$1,820

Our total net orders grew in fiscal year 2008 from fiscal year 2007 primarily due to the net order growth in Oncology Systems and, to a lesser extent, net order growth in X-ray Products and SIP, partially offset by a decline in ACCEL Proton Therapy net orders. For fiscal year 2007, all of our businesses contributed to the net order growth over fiscal year 2006.

Oncology Systems net orders for fiscal year 2008 grew 14% over fiscal year 2007, compared to 7% growth in fiscal year 2007 over fiscal year 2006. The single digit net order growth in fiscal year 2007 over fiscal year 2006 was the result of a weak net order growth in the first half of the fiscal year, which impacted both the North American and the international regions.

North American Oncology Systems net orders grew 13% in fiscal year 2008 from fiscal year 2007, compared to 5% in fiscal year 2007 from fiscal year 2006. The growth in Oncology Systems North American net orders in fiscal year 2008 over fiscal year 2007 was primarily driven by demand for our new RapidArc products and growth in demand for our high energy linear accelerators, as well as growth in demand for our service contracts. The growth in North American net orders in fiscal year 2007 over fiscal year 2006 reflect continued growth in demand for our products that enable IGRT (including our OBI), our high energy linear accelerators and service contracts, partially offset by declines in demand for non-IGRT products including IMRT upgrades and brachytherapy products.

International net orders for Oncology Systems grew 16% in fiscal year 2008 over the prior year compared to 9% in fiscal year 2007 over fiscal year 2006. All international regions contributed to the international net order growth in fiscal year 2008 over fiscal year 2007. The increase in international net orders in fiscal year 2008 over the prior fiscal year was primarily due to demand for our new RapidArc products and growth in demand for our high energy linear accelerators, as well as growth in demand for our accessory products that enable IGRT (including our OBI). Growth in demand for our service contracts also contributed to Oncology Systems net order growth in the international region. In addition, international Oncology Systems net orders in fiscal year 2008 were favorably impacted by the U.S. dollar’s weakness against foreign currencies compared to most of fiscal year 2007. When measured in constant currency, the international Oncology Systems growth rate for fiscal year 2008 was 8%, with increases in all regions. In fiscal year 2007, all geographic regions contributed to the increase in international orders. The growth in international net orders also reflects increased demand for our products that enable IGRT (including our OBI), our high energy linear accelerators and service contracts, partially offset by decrease in demand for other product lines, including IMRT upgrades and brachytherapy products. When measured in constant currency, fiscal year 2007 international Oncology Systems net orders grew 4% with increases in all regions but Europe.

Oncology Systems trailing twelve months net order growth for the last three fiscal quarters were: as of June 27, 2008, 13% total increase, with an 8% increase for North America and an 18% increase for international regions; as of March 28, 2008, 12% total increase, with a 9% increase for North America and a 16% increase for international regions; and as of December 28, 2007, 10% total increase, with a 3% increase for North America and a 19% increase for international regions. Consistent with the historical pattern, we expect that Oncology Systems net orders will continue to experience regional fluctuations.

The increase in X-ray Products net orders in fiscal year 2008 over fiscal year 2007 was primarily due to increased demand for our flat panel detectors and, to a lesser extent, increased demand for our x-ray tube products. The increase in X-ray Products net orders in fiscal year 2007 over fiscal year 2006 was due to increased demand for our high power, anode grounded CT scanning tubes and, to a lesser extent, increased demand for our flat panel detectors. The flat panel detector product line has become a significant contributor to our X-ray Products business segment, and we believe this product line will continue to contribute to our growth as flat panel detectors replace traditional film and image-intensifier x-ray products in many medical, dental and veterinary applications.

Net orders in the “Other” category, comprised of SIP, ACCEL Proton Therapy business and GTC, decreased 7% in fiscal year 2008 over fiscal year 2007, primarily due to a decrease in net orders for ACCEL proton therapy services partially offset by an increase in SIP net orders. The 139% growth in net orders in fiscal year 2007 over fiscal year 2006 in the “Other” category was driven by (i) the strong growth in net orders for our SIP Linatron x-ray accelerators for cargo screening and border protection and for replacements of older products for industrial inspection and non-destructive testing and (ii) new orders received for ACCEL proton therapy services.

We are now seeing wider deployment of our Linatron x-ray accelerators for cargo screening and border protection and are optimistic about the long-term potential of our SIP business. However, orders for our SIP products may be unpredictable as governmental agencies may place large orders with our OEM customers in a short period and then may not place any orders for a long time thereafter.

Also, while we believe there is a promising market for proton therapy systems, the market for proton therapy treatment is still developing, and we expect great variability in the demand for these products due to the large scale of the related construction projects, the complexity of project financing and the resulting longer customer decision cycles when compared with our Oncology Systems business. Since we currently will not book these orders until contingencies are eliminated, we do not expect to book an order for a proton therapy system in the short term. Given the heavy reliance of customers of this business on credit and large-scale project financing, this business may be the most vulnerable to general economic turmoil and contraction in credit markets.

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

Discontinued Operations

In the fourth quarter of fiscal year 2008, we approved a plan to sell Research Instruments to focus exclusively on the development of our ACCEL Proton Therapy business. In accordance with the provisions of SFAS 144, Research Instruments became an asset group held for sale in the fourth quarter of fiscal year 2008. Accordingly, we have segregated the net assets and operating results of Research Instrument from continuing operations on our Consolidated Balance Sheets and in our Consolidated Statement of Earnings for all periods presented. Research Instruments was previously included in the “Other” category. Revenues from Research Instruments were $35 million and $22 million for fiscal years 2008 and 2007, respectively. Net loss from Research Instruments increased from $3 million in fiscal year 2007 to $16 million in fiscal years 2008, which included a charge of $3 million for the impairment of long-lived assets and goodwill impairment. See Note 15 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements for detailed discussion.

Backlog

At September 26, 2008, we had a backlog of $1.9 billion, an increase of 14% compared to September 28, 2007. Our Oncology Systems backlog at September 26, 2008 increased by 13% from September 28, 2007, including a 16% increase for North America and a 9% increase for international regions.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, acquire businesses and fund continuing operations. Our sources of cash include operations, stock option exercises and employee stock purchases, borrowings and interest income. Our cash usage is actively managed on a daily basis to ensure the maintenance of sufficient funds to meet our needs. Because the Research Instruments business’s cash flows were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows and the discussion herein.

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

(In millions)	September 26, 2008	September 28, 2007	Increase
Cash and cash equivalents	$397	$263	$134

Our cash and cash equivalents increased $134 million from $263 million at September 28, 2007 to $397 million at September 26, 2008. The increase in cash and cash equivalents in fiscal year 2008 was primarily due to $372 million of cash generated from operating activities, $129 million of cash provided by stock option exercises and employee stock purchases, and $42 million of cash provided by the excess tax benefits from share-based compensation. These increases were partially offset by cash used for the repurchase of VMS common stock of $262 million, capital expenditures of $81 million, net repayments under line of credit agreements of $41 million and the repayment of bank borrowings of $9 million. In addition, the effects of exchange rate changes in fiscal year 2008 resulted in a decrease in cash and cash equivalents of $8 million.

At September 26, 2008, we had approximately $24 million or 6% of total cash and cash equivalents in the United States. Approximately $373 million or 94% of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of September 26, 2008, most of our cash and cash equivalents that were held abroad were in U.S. dollars. Because our cash levels in the United States are relatively low, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, acquisitions and other corporate purposes.

Cash Flows

	Fiscal Years
(In millions)	2008	2007	2006
Net cash flow provided by (used in):
Operating activities	$372	$300	$202
Investing activities	(88)	(56)	(12)
Financing activities	(142)	(240)	(156)
Effects of exchange rate changes on cash and cash equivalents	(8)	(13)	(5)

Net increase (decrease) in cash and cash equivalents	$134	$(9)	$29

Our primary cash inflows and outflows for fiscal years 2008, 2007 and 2006 were as follows:

•	We generated net cash from operating activities of $372 million in fiscal year 2008, compared to $300 million and $202 million in fiscal years 2007 and 2006, respectively.

The $72 million increase in net cash from operating activities during fiscal year 2008 compared to fiscal year 2007 was primarily driven by an increase of $40 million in net earnings, a net change of $22 million in operating assets and liabilities (working capital items) and an increase in non-cash items of $10 million.

The major contributors to the net change in working capital items in fiscal year 2008 were deferred revenues, advance payments from customers, accounts receivable, inventories and prepaid expenses and other current assets as follows:

¡

Deferred revenues increased by $40 million primarily due to timing of revenue recognized based on customer acceptance of our Oncology Systems products and the increase in Oncology Systems product revenues.

¡	Advance payments from customers increased $23 million due to increased orders.

¡	Accounts receivables decreased by $22 million due to strong collection performance in fiscal year 2008.

¡	Inventories increased by $56 million due to anticipated customer demands for products in fiscal year 2009 in all of our businesses.

¡	Prepaid expenses and other current assets increased by $37 million primarily due to estimated tax payments made during fiscal year 2008 and the overall growth of our business operations.

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

¡	Inventories increased by $30 million primarily due to higher productions to meet anticipated customer demands for products in all of our businesses.

¡	Prepaid expenses and other current assets increased by $13 million due to overall growth of our business operations.

¡

Deferred revenues decreased by $16 million due to higher amount of revenues recognized based on customer acceptance of our Oncology Systems products and the recognition of a portion of revenues associated with certain products that enable IGRT upon shipment beginning in the second quarter of fiscal year 2007, rather than deferring 100% of the revenues until customer acceptance.

¡	Advance payments from customers increased by $35 million due to increased orders and lower revenue growth in Oncology Systems.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments and customer acceptance, accounts receivable collections, inventory management, and the timing of tax and other payments. For additional discussion, please refer to “Risk Factors” in Item 1A.

•

Investing activities used $88 million of net cash in fiscal year 2008, $56 million in fiscal year 2007 and $12 million in fiscal year 2006. Cash used for purchases of property, plant and equipment was $81 million in fiscal year 2008, compared to $64 million and $41 million in fiscal years 2007 and 2006, respectively. In fiscal year 2008, we also invested $8 million in a privately held company. In fiscal year 2007, we used cash of $27 million to acquire ACCEL and $21 million to acquire BIR. We also made a $4 million “earn-out” payment to Mitsubishi Electric Co., or MELCO, in fiscal year 2007. In fiscal years 2007 and 2006, we invested $25 million and $12 million, respectively, in dpiX Holding for the construction of a manufacturing facility in Colorado. Our net proceeds from maturities of marketable securities were $94 million and $45 million during fiscal years 2007 and 2006, respectively. We did not hold any marketable securities in fiscal year 2008.

•

Financing activities used net cash of $142 million in fiscal year 2008 compared to $240 million and $156 million in fiscal years 2007 and 2006, respectively. In fiscal year 2008, we used $262 million for the repurchases of common stock, compared to $319 million in fiscal year 2007 and $271 million in fiscal year 2006. We used $41 million to repay borrowings under our credit facilities in fiscal year 2008. In fiscal years 2008, 2007 and 2006, we used $9 million, $15 million and $3 million, respectively, in the repayment of bank borrowings. In fiscal year 2007, we also used $12 million to repurchase the 35% ownership interest in our Japanese subsidiary from MELCO. Cash used for financing activities in fiscal years 2008 and 2006 also includes $1 million and $8 million (the value of withheld shares), respectively, used to satisfy employee tax withholding obligations when restricted performance share awards and restricted common stock vested. These uses were partially offset by cash proceeds from employee stock option exercises and employee stock purchases of $129 million, $45 million and $74 million in fiscal years 2008, 2007 and 2006, respectively, as well as cash provided by excess tax benefits from share-based compensation of $42 million in fiscal year 2008, $20 million in fiscal year 2007 and $52 million in fiscal year 2006. In fiscal year 2007, we also borrowed $41 million in net cash from our credit facility.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 3.4% of revenues in fiscal year 2009.

During fiscal year 2008, we had a $100 million unsecured revolving credit facility with Bank of America, N.A., or the BofA Credit Facility, to support general corporate purposes, including working capital, capital expenditures, permitted acquisitions and other lawful corporate purposes. The BofA Credit Facility would have expired, on July 27, 2009 but was amended and restated subsequent to the end of fiscal year 2008 (see below discussion regarding the amended and restated $150 million revolving credit facility with Bank of America, N.A.). Borrowings under the BofA Credit Facility accrued interest either (i) based on the London InterBank Offered Rate, or LIBOR, plus a margin of 0.45% to 0.70% based on a leverage ratio involving funded indebtedness and earnings before interest, tax and depreciation and amortization, or EBITDA, or (ii) based upon a base rate of either the federal funds rate plus 0.5% or BofA’s announced prime rate, whichever is greater, plus a margin of 1.75% to 2.25% based on a leverage ratio involving funded indebtedness and EBITDA, depending upon our instructions to BofA. The BofA Credit Facility contained customary affirmative and negative covenants for facilities of this type. We also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets. As of September 26, 2008, we were in compliance with all covenants and there were no outstanding balances under the BofA Credit Facility.

In May 2008, our Japanese subsidiary, or VMS KK, entered into an agreement with BofA, or the Japanese BofA Credit Facility, providing for a revolving credit facility that enabled VMS KK to borrow in Japanese Yen up to a maximum amount equivalent to $30 million. On November 10, 2008, the Japanese BofA Credit Facility was terminated. Borrowings under the Japanese BofA Credit Facility could be used by VMS KK for working capital, capital expenditures and other lawful corporate purposes. VMS guaranteed the payment of the outstanding balance under the Japanese BofA Credit Facility. Borrowings under the Japanese BofA Credit Facility accrued interest based on the basic loan rate announced by the Bank of Japan plus a margin customary for this type of facility based on a leverage ratio involving funded indebtedness and EBITDA. Interest rates on advances were adjustable daily. As of September 26, 2008, there was no outstanding balance under the Japanese BofA Credit Facility.

On November 10, 2008, we amended and restated our revolving credit facility with Bank of America, N.A., the Amended BofA Credit Facility. We increased the line of credit to $150 million and secured a portion of the facility with a pledge of stock issued by certain of our present and future subsidiaries that are deemed to be material subsidiaries under the terms of the Amended BofA Credit Facility. As of November 10, 2008, we have pledged to BofA 65% of the voting shares that we hold in Varian Medical

Systems Nederland B.V., a wholly-owned subsidiary. The Amended BofA Credit Facility may be used for working capital, capital expenditures, permitted acquisitions and other lawful corporate purposes. The Amended BofA Credit Facility will expire, if not extended by mutual agreement of us and Bank of America, N.A., on November 10, 2011. Borrowings under the Amended BofA Credit Facility accrue interest either (i) based on LIBOR plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA, or (ii) based upon a base rate of either the federal funds rate plus 0.5% or BofA’s announced prime rate, whichever is greater, minus a margin of 0.5% to 0% based on a leverage ratio involving funded indebtedness and EBITDA, depending upon our instructions to BofA. We may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate are adjustable daily. As of November 11, 2008, there was no outstanding balance under the Amended BofA Credit Facility. The Amended BofA Credit Facility contains customary affirmative and negative covenants for facilities of this type. We have also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets.

For further discussion regarding our credit facilities, please refer to Note 6 “Credit Facilities” of the Notes to the Consolidated Financial Statements.

Total debt as a percentage of total capital decreased to 3.8% at September 26, 2008 compared to 9.9% at September 28, 2007 largely due to the repayments of outstanding balances under the credit facilities during fiscal year 2008. The ratio of current assets to current liabilities increased to 1.81 to 1 at September 26, 2007 from 1.50 to 1 at September 28, 2007 primarily due to the increase in cash and cash equivalents in fiscal year 2008.

Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the United States and global economies. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements through fiscal year 2009. We currently anticipate that we will continue to utilize our available liquidity and cash flows from operations, as well as borrowed funds, to repurchase our common stock, make strategic acquisitions, invest in the growth of our business and invest in advancing our systems and processes.

Days Sales Outstanding

Trade accounts receivable days sales outstanding, or DSO, were 74 days at September 26, 2008 compared to 88 days at September 28, 2007. Our accounts receivable and DSO are primarily impacted by timing of product shipments, collections performance, payment terms and mix of revenues from different regions. As of September 26, 2008, less than 1% of our accounts receivable balance was related to customer contracts with extended payment terms with more than one year.

Stock Repurchase Program

During fiscal years 2008, 2007 and 2006, we paid $262 million, $319 million and $271 million, respectively, to repurchase 5,110,000 shares, 7,000,000 shares and 5,395,100 shares, respectively, of VMS common stock under various Board of Directors’ authorizations. All shares that have been repurchased have been retired. As of September 26, 2008, 5,890,000 shares of VMS common stock remained available for repurchase under an authorization that expires on December 31, 2008. On November 17, 2008, we announced that our Board of Directors had authorized the repurchase of an additional 8,000,000 shares of our common stock from January 1, 2009 through December 31, 2009.

Contractual Obligations

The following summarizes our contractual obligations as of September 26, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
(In millions)	Fiscal Year 2009	Fiscal Years 2010 - 2011	Fiscal Years 2012 - 2013	Beyond	Total
Long term debt(1)	$8.0	$14.5	$11.6	$6.3	$40.4
Interest obligation on long term debt	2.6	3.6	1.3	0.3	7.8
Operating Leases(2)	15.2	20.0	11.2	9.6	56.0

Total(3)	$25.8	$38.1	$24.1	$16.2	$104.2

(1)	At September 26, 2008, we had long-term debt of $40.4 million. Long-term debt, including current maturities, decreased $9 million from September 28, 2007 due to principal repayments. The fixed interest rates on the outstanding debt on this date ranged from 6.70% to 7.58% with a weighted average interest rate of 6.88%. As of September 26, 2008, land and buildings with a carrying amount of $14.4 million were pledged as collateral against certain loans we assumed related to purchases of land and buildings in Las Vegas.

The remaining unsecured loan agreements contain certain covenants relating to loan prepayment, future borrowings and dividend payments. We have also agreed to maintain covenants relating to working capital and operations results. During fiscal years 2008, 2007 and 2006, the Company was in compliance with all restrictive covenants of the unsecured term loan agreements. For further discussion regarding long-term debt, see Note 5 “Long-term Debt” of the Notes to the Consolidated Financial Statements.

(2)	We lease office space and have entered into other lease commitments in North America as well as various locations in Europe, Asia, Australia and South America. Operating leases include future minimum lease payments under all our noncancelable operating leases as of September 26, 2008.

(3)	As a result of the adoption of FIN 48, we reclassified unrecognized tax benefits to long-term income taxes payable, which is included in “Other long-term liabilities” in fiscal year 2008. Long-term income taxes payable includes the liability for uncertain tax positions, including interest and penalties, and may also include other long-term tax liabilities. As of September 26, 2008, our liability for uncertain tax positions was $89.5 million and we do not anticipate payment of these amounts in the next twelve months. We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, the liability for uncertain tax positions has been excluded from the table above.

We have also excluded obligations connected with our pension and post-retirement plans as they are not contractually fixed as to timing and amount. See Note 9 “Retirement Plans” of Notes to Consolidated Financial Statements for a detailed discussion of these benefit plans.

In October 2008, to support the growth in our operations and our longer term objective of co-locating our operations, we consummated an agreement with VI for their surrender to us, for $21 million to be paid over a two-year period, of their sublease of a building containing approximately 210,000 square feet of floor space and the related leasehold interest for the land, which extends to 2056, located adjacent to our corporate headquarter in Palo Alto, California.

Contingencies

We are subject to a variety of environmental laws around the world regulating the handling, storage, transport and disposal of hazardous substances that do or may create increased costs for some of our operations. Although we follow procedures that we consider appropriate under existing regulations, these procedures can be costly and we cannot completely eliminate the risk of contamination or injury from these materials, and, in the event of such an incident, we could be held liable for any damages that result. In addition, we could be assessed fines or penalties for failure to comply with environmental laws and regulations. These costs and any future violations or liability under environmental laws or regulations could have a material adverse effect on our business.

In addition, we may be required to incur significant additional costs to comply with future changes in existing environmental laws and regulations or new laws and regulations. For example, several countries, including many in the European Union, or EU, are requiring medical equipment manufacturers to bear some or all of the cost of product disposal at the end of a product’s useful life, thus creating increased costs for our operations. The EU has also adopted a directive that may require the adoption of restrictions on the use of some hazardous substances in certain of our products sold in the EU as well as providing material content information to customers and requested parties. This directive could increase costs for our operations.

From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. The U.S. Environmental Protection Agency, or EPA, or third parties have named us as a potentially responsible party, or PRP, under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, or CERCLA, at nine sites where we, as Varian Associates, Inc., are alleged to have shipped manufacturing waste for recycling or disposal and, as a PRP we may have an obligation to reimburse the EPA or other third parties for cleanup costs at these sites. In addition, we are overseeing environmental cleanup projects and, as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with our sale of our Electron Devices business during 1995 and the sale of our thin film systems business during 1997). Under the terms of the agreement governing the distribution of the shares, or the spin-offs, of Varian, Inc., or VI and Varian Semiconductor Equipment Associates, Inc., or VSEA, by us in 1999, VI and VSEA are each obligated to indemnify us for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by us).

As described below, we have accrued a total of $14.7 million at September 26, 2008 to cover our liabilities for these cleanup projects.

•

Various uncertainties make it difficult to estimate, or determine the likelihood within a range of estimates of, the project management costs, legal costs and costs of certain third-party claims at all of the sites and facilities. In addition, for the nine sites and one of the facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future cost of such activities. As of September 26, 2008, we nonetheless estimated that our future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs for these ten locations, as well as project management costs, legal costs and the costs of certain third party-claims for all locations ranged in the aggregate from $3.3 million to $7.3 million. Management believes that no amount in the range of estimated future costs is more probable of being incurred than any other amount in the range and therefore we have accrued $3.3 million for these cleanup projects as of September 26, 2008. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

•

As to all other facilities, we have gained sufficient knowledge to better estimate the scope and costs of future cleanup activities based upon formal agreements with other parties defining our future liabilities or formal cleanup plans that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the facility. As of September 26, 2008, we estimated that our future exposure (net of VI’s and

VSEA’s indemnification obligations) for the cleanup costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in the aggregate from $6.4 million to $37.2 million. The time frames over which these cleanup project costs are estimated vary, ranging from 1 year to 30 years as of September 26, 2008. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $16.3 million at September 26, 2008. We accordingly accrued $11.4 million, which represents our best estimate of the future costs of $16.3 million discounted at 4%, net of inflation.

At September 26, 2008, our reserve for environmental liabilities, based upon future environmental related costs estimated as of that date, was calculated as follows:

(In millions)	Recurring Costs	Non-Recurring Costs	Total Anticipated Future Costs
Fiscal Years:
2009	$0.9	$0.9	$1.8
2010	0.6	0.7	1.3
2011	0.7	0.7	1.4
2012	0.7	1.2	1.9
2013	0.8	0.5	1.3
Thereafter	10.1	1.8	11.9

Total costs	$13.8	$5.8	19.6

Less imputed interest			(4.9)

Reserve amount			$14.7

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

We receive certain cash payments in the form of settlements and judgments from defendants, our insurers and other third parties from time to time. We have also reached an agreement with an insurance company under which the insurance company has agreed to pay a portion of our past and future environmental-related expenditures, and we, therefore, had included a $2.9 million receivable in “Other assets” at September 26, 2008. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has paid the claims that we have made in the past.

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

Acquisition-Related Commitments/Obligations

When we acquired ACCEL in January 2007, ACCEL was involved in a contract-related lawsuit. Subsequent to the acquisition, we settled this lawsuit and agreed to perform under a new contract for a fixed price. From January to September 2007, we gathered information related to the expected cost of satisfying our contract commitment and completed our assessment as of September 28, 2007. As a result, the final purchase price allocation of ACCEL included a loss accrual related to this contingency of €28.3 million. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Consolidated Statement of Earnings in the periods these variances arise. As of September 26, 2008, the actual costs incurred had been consistent with the estimated costs for the contract and the balance of the loss accrual related to this contingency was €13.0 million. We are currently engaged in arbitration to resolve a dispute under the new contract.

Other Matters

We are involved, from time to time, in legal proceedings, claims and government inspections or investigations, arising in the ordinary course of our business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue amounts that we believe are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss. While we cannot assure you as to the ultimate outcome of any legal proceeding or other loss contingency involving us, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, it is possible that a legal or other proceeding brought against us could have an impact of this nature.

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these agreements is unlimited. As of September 26, 2008, we have not incurred any significant costs since the spin-offs to defend lawsuits or settle claims related to these indemnification arrangements.

We have entered into indemnification agreements with our directors and officers and certain of our employees that serve as officers or directors of our foreign subsidiaries that may require us to indemnify our directors and officers and those certain employees against liabilities that may arise by reason of their status or service as directors or officers, and to advance their expenses incurred as a result of any legal proceeding against them as to which they could be indemnified. Generally, the maximum obligation under such indemnifications is not explicitly stated and, as a result, the overall amount of these obligations cannot be reasonably estimated.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 157-1, or FSP No. 157-1, and FSP No. FAS 157-2, or FSP No. 157-2. FSP No. 157-1 amends SFAS 157 to exclude from its scope SFAS No. 13, Accounting for Leases, or SFAS 13, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. FSP No. 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to our first quarter of fiscal year 2010. The measurement and disclosure requirements of SFAS 157 related to financial assets and financial liabilities are effective for us in the first quarter of fiscal year 2009. The adoption of SFAS 157 for financial assets and financial liabilities is not expected to have a material impact on our consolidated financial position, results of operations and cash flows. We are currently assessing the impact that SFAS 157 will have on our consolidated financial position, results of operations and cash flows when SFAS 157 is applied to nonfinancial assets and nonfinancial liabilities beginning in the first quarter of fiscal 2010.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), or SFAS 158. SFAS 158 requires us to (a) recognize a plan’s funded status in our statement of financial position, (b) measure a plan’s assets and the obligations that determine its funded status as of the end of our fiscal year and (c) recognize changes in the funded status of a defined benefit plan in the year in which the changes occur through other comprehensive income. We adopted the requirement to recognize the funded status of a defined benefit plan and the disclosure requirements in the fourth quarter of fiscal year 2007. Please refer to Note 9 “Retirement Plans” for a discussion of the effects of adopting the recognition provisions and disclosure requirements of SFAS 158. We are not required to adopt the measurement date provisions until fiscal year 2009. Based on the evaluation to date, we do not believe the adoption of the measurement date provisions of SFAS 158 will have a material impact on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -Including an Amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for us beginning in the first quarter of fiscal year 2009, and it is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141(R). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in our financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for us in the first quarter of fiscal year 2010. The impact of the adoption of SFAS 141(R) will depend on the nature and extent of business combinations occurring on or after the beginning of fiscal year 2010.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material effect on our consolidated financial position, results of operations or cash flows.

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

We have many transactions denominated in foreign currencies and address certain of those financial exposures through a program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and typically hedge certain of these larger foreign currency transactions when they are not in the subsidiaries’ functional currency. These foreign currency sales transactions that fit our risk management policy criteria, are hedged with forward contracts. We may use other derivative instruments in the future. We enter into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into forward contracts for speculative or trading purposes. The forward contracts range from one to twelve months in maturity.

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

The notional values and the weighted average contractual foreign currency exchange rates of our sold and purchased forward exchange contracts outstanding at September 26, 2008 were as follows:

(In millions)	Notional Value Sold	Notional Value Purchased	Weighted Average Contract Rate
Australian dollar	$14.9	$—	0.8399
British pound	1.8	10.7	1.8677
Canadian dollar	13.9	2.7	1.0303
Danish krone	6.1	—	5.0825
Euro	219.6	9.8	1.4591
Indian Rupee	2.6	—	47.2700
Japanese yen	14.4	—	105.5800
Swedish krona	7.6	—	6.5966
Swiss franc	—	39.5	1.0853

Totals	$280.9	$62.7

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consists of cash and cash equivalents and we did not have any marketable securities as of September 26, 2008. The principal amount of cash and cash equivalents at September 26, 2008 totaled $397 million with a weighted average interest rate of 2.53%. In the event that interest rates were to decrease substantially, we might reinvest a substantial portion of our investment portfolio at lower interest rates.

As of September 26, 2008, we had the $100 million BofA Credit Facility. Borrowings under the BofA Credit Facility accrued interest based on the LIBOR, the federal funds rate or the bank’s prime rate plus a margin. In addition, the Japanese BofA Credit Facility allowed us to borrow in Japanese Yen up to a maximum amount equivalent to $30 million. Borrowings under this credit facility accrue interest based on the Bank of Japan basic loan rate. As of September 26, 2008, there were no outstanding balances under these credit facilities.

On November 10, 2008, we amended and restated our revolving credit facility with BofA, the Amended BofA Credit Facility. We increased the line of credit to $150 million and secured a portion of the facility with a pledge of stock issued by certain of our present and future subsidiaries that are deemed to be material subsidiaries under the terms of the Amended BofA Credit Facility. As of November 10, 2008, we have pledged to BofA 65% of the voting shares that we hold in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary. Similar to the BofA Credit Facility, borrowings under the Amended BofA Credit Facility accrue interest based on the LIBOR or the federal funds rate or the bank’s prime rate plus a margin.

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under these credit facilities. See detailed discussion of our credit facilities in “Liquidity and Capital Resources” section in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, we had $40.4 million of long-term debt outstanding at September 26, 2008 carried at a weighted average fixed interest rate of 6.88% with principal payments due in various installments over a six-year period. To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future.

The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents and long term debts.

	Fiscal Years
(Dollars in millions)	2009	2010	2011	2012	2013	Thereafter	Total
Assets:
Cash and cash equivalents	$397.3	$—	$—	$—	$—	$—	$397.3
Average interest rate	2.53%	—	—	—	—	—	2.53%
Liabilities:
Long-term debt	$8.0	$9.0	$5.5	$11.6	$—	$6.3	$40.4
Average interest rate	6.90%	6.85%	6.80%	7.03%	—	6.70%	6.88%

The estimated fair value of our cash and cash equivalents (94% of which was held abroad at September 26, 2008 and could be subject to additional taxation if it was repatriated to the United States) approximated the principal amounts reflected above based on the maturities of these financial instruments.

The fair value of our long-term debt is estimated based on the current rates available to us for debt of similar terms and remaining maturities. Under this method, the fair value of our debt was estimated to be $42.2 million at September 26, 2008. We determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, it requires considerable judgment in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented is not necessarily indicative of the amount that we or holders of the instrument could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 8.    Financial Statements and Supplementary Data

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Years Ended
(In thousands, except per share amounts)	2008	2007	2006
Revenues:
Product	$1,689,724	$1,447,746	$1,342,047
Service contracts and other	380,006	307,326	255,773

Total revenues	2,069,730	1,755,072	1,597,820

Cost of revenues:
Product	985,133	852,980	789,674
Service contracts and other	207,065	169,229	144,819

Total cost of revenues	1,192,198	1,022,209	934,493

Gross margin	877,532	732,863	663,327
Operating expenses:
Research and development	135,599	117,320	100,408
Selling, general and administrative	322,529	276,918	253,563

Total operating expenses	458,128	394,238	353,971

Operating earnings	419,404	338,625	309,356
Interest income	11,498	12,165	13,974
Interest expense	(4,879)	(4,791)	(4,648)

Earnings from continuing operations before taxes	426,023	345,999	318,682
Taxes on earnings	130,767	103,083	75,120

Earnings from continuing operations	295,256	242,916	243,562
Earnings (loss) from discontinued operations, net of taxes	(15,772)	(3,460)	1,529

Net Earnings	$279,484	$239,456	$245,091

Net earnings (loss) per share—basic:
Continuing operations	$2.37	$1.91	$1.86
Discontinued operations	(0.13)	(0.03)	0.01

Net earnings per share	$2.24	$1.88	$1.87

Net earnings (loss) per share—diluted:
Continuing operations	$2.31	$1.86	$1.80
Discontinued operations	(0.12)	(0.03)	0.01

Net earnings per share	$2.19	$1.83	$1.81

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding—Basic	124,800	127,407	130,964

Weighted average shares outstanding—Diluted	127,604	130,622	135,439

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)	September 26, 2008	September 28, 2007
Assets
Current assets:
Cash and cash equivalents	$397,306	$263,246
Accounts receivable, net of allowance for doubtful accounts of $3,110 at September 26, 2008 and $3,859 at September 28, 2007	486,310	499,330
Inventories	282,980	213,095
Prepaid expenses and other current assets	78,018	48,150
Deferred tax assets	130,988	106,610
Current assets held for sale	18,799	29,798

Total current assets	1,394,401	1,160,229
Property, plant and equipment, net	218,183	167,946
Goodwill	209,146	205,553
Other assets	150,694	145,600
Long-term assets held for sale	3,088	5,047

Total assets	$1,975,512	$1,684,375

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$105,281	$88,121
Accrued expenses	252,915	295,740
Product warranty	51,141	51,290
Deferred revenues	141,368	101,839
Advance payments from customers	201,783	164,682
Short-term borrowings	—	41,000
Current maturities of long-term debt	7,987	8,970
Current liabilities held for sale	21,202	30,045

Total current liabilities	781,677	781,687
Long-term debt	32,399	40,386
Other long-term liabilities	134,251	40,847

Total liabilities	948,327	862,920

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 125,590 and 125,215 shares issued and outstanding at September 26, 2008 and at September 28, 2007, respectively	125,590	125,215
Capital in excess of par value	468,384	311,411
Retained earnings	451,439	395,742
Accumulated other comprehensive loss	(18,228)	(10,913)

Total stockholders’ equity	1,027,185	821,455

Total liabilities and stockholders’ equity	$1,975,512	$1,684,375

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(In thousands)	2008	2007	2006
Cash flows from operating activities:
Net earnings	$279,484	$239,456	$245,091
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	40,994	44,882	40,847
Tax benefits from exercises of share-based payment awards	45,656	21,144	55,583
Excess tax benefits from share-based compensation	(42,020)	(19,678)	(51,963)
Depreciation	32,247	26,957	23,723
Provision for doubtful accounts receivable	250	1,086	278
Loss on disposal of property, plant and equipment	100	478	698
Amortization of intangible assets	4,462	5,249	5,853
Impairment loss on long-lived assets and goodwill	3,324	—	—
Deferred taxes	3,097	2,609	(63,936)
Net change in fair value of derivatives and underlying commitments	2,200	(3,509)	291
Expense/(Income) on equity investment in affiliate	(286)	301	(1,414)
Other	(2,491)	(1,658)	(1,251)
Changes in assets and liabilities:
Accounts receivable	21,978	(4,697)	(111,989)
Inventories	(56,062)	(30,066)	(22,907)
Prepaid expenses and other current assets	(36,806)	(12,771)	(1,277)
Accounts payable	10,462	5,281	5,704
Accrued expenses	3,045	(1,969)	38,419
Product warranty	14	6,706	3,477
Deferred revenues	39,529	(15,974)	21,130
Advance payments from customers	23,038	35,485	14,689
Other long-term liabilities	12	881	712

Net cash provided by operating activities	372,227	300,193	201,758

Cash flows from investing activities:
Proceeds from maturities or sale of marketable securities	—	193,470	190,315
Purchases of marketable securities	—	(99,900)	(145,000)
Purchases of property, plant and equipment	(81,424)	(64,135)	(41,412)
Equity and cost investments	(7,783)	(24,504)	(12,267)
(Increase) decrease in cash surrender value of life insurance	4,330	(6,407)	(4,993)
Acquisition of businesses, net of cash acquired	(2,092)	(52,374)	—
Notes repayment (receivable) from affiliate and other	(315)	1,242	120
Proceeds from disposal of property, plant and equipment	248	838	1,213
Other, net	(549)	(3,888)	537

Net cash used in investing activities	(87,585)	(55,658)	(11,487)

Cash flows from financing activities:
Repurchases of common stock	(261,558)	(319,300)	(270,596)
Proceeds from issuance of common stock to employees	128,743	44,504	73,675
Excess tax benefits from share-based compensation	42,020	19,678	51,963
Employees’ tax withheld and paid for restricted performance shares	(1,134)	(84)	(8,094)
Repayments on bank borrowings	(8,971)	(14,547)	(2,697)
Net borrowings (repayments) under line of credit agreements	(41,000)	41,000	—
Payment of mandatorily redeemable financial instrument	—	(11,771)	—
Other	(176)	—	—

Net cash used in financing activities	(142,076)	(240,520)	(155,749)

Effects of exchange rate changes on cash and cash equivalents	(8,506)	(13,277)	(5,100)

Net increase (decrease) in cash and cash equivalents	134,060	(9,262)	29,422
Cash and cash equivalents at beginning of fiscal year	263,246	272,508	243,086

Cash and cash equivalents at end of fiscal year	$397,306	$263,246	$272,508

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE EARNINGS

			Capital in Excess of Par Value	Deferred Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(In thousands)	Common Stock
	Shares	Amount
Balances at September 30, 2005	130,715	$130,715	$152,263	$(1,797)	$383,667	$(5,821)	$659,027
Net earnings	—	—	—	—	245,091	—	245,091
Minimum pension liability adjustment, net of taxes of $900	—	—	—	—	—	1,290	1,290

Comprehensive earnings	—	—	—	—	—	—	246,381

Issuance of common stock	4,194	4,194	69,481	—	—	—	73,675
Tax benefits from exercises of share-based payment awards	—	—	55,583	—	—	—	55,583
Issuance of common stock in settlement of restricted performance shares and restricted stock, net of shares withheld for employee taxes	207	207	(8,301)	—	—	—	(8,094)
Share-based compensation expense	—	—	39,480	1,797	—	—	41,277
Repurchases of common stock	(5,395)	(5,395)	(43,292)	—	(221,909)	—	(270,596)

Balances at September 29, 2006	129,721	129,721	265,214	—	406,849	(4,531)	797,253
Net earnings	—	—	—	—	239,456	—	239,456
Currency translation adjustment	—	—	—	—	—	2,615	2,615
Minimum pension liability adjustment, net of taxes of $1,968	—	—	—	—	—	4,531	4,531

Comprehensive earnings	—	—	—	—	—	—	246,602

Adjustment to initially apply SFAS 158						(13,528)	(13,528)
Issuance of common stock	2,226	2,226	42,278	—	—	—	44,504
Tax benefits from exercises of share-based payment awards	—	—	21,144	—	—	—	21,144
Issuance of common stock in settlement of deferred stock units and restricted stock, net of shares withheld for employee taxes and cancellation	268	268	(352)	—	—	—	(84)
Share-based compensation expense	—	—	44,864	—	—	—	44,864
Repurchases of common stock	(7,000)	(7,000)	(61,737)	—	(250,563)	—	(319,300)

Balances at September 28, 2007	125,215	125,215	311,411	—	395,742	(10,913)	821,455
Net earnings	—	—	—	—	279,484	—	279,484
Currency translation adjustment	—	—	—	—	—	29	29
Unrealized loss on derivatives, net of taxes of $307	—	—	—	—	—	(487)	(487)
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the year, net of taxes of $2,675	—	—	—	—	—	(7,473)	(7,473)
Amortization of transition obligation, net of taxes of $191	—	—	—	—	—	304	304
Amortization of prior service cost, net of taxes of $19	—	—	—	—	—	127	127
Amortization and settlement of net actuarial loss, net of taxes of $144	—	—	—	—	—	185	185

Comprehensive earnings	—	—	—	—	—	—	272,169

Adoption of FIN 48	—	—	—	—	(19,064)	—	(19,064)
Issuance of common stock	4,973	4,973	123,770	—	—	—	128,743
Tax benefits from exercises of share-based payment awards	—	—	45,656	—	—	—	45,656
Issuance of common stock in settlement of deferred stock units and restricted stock, net of shares withheld for employee taxes and cancellation	512	512	(1,646)	—	—	—	(1,134)
Share-based compensation expense			40,918	—	—	—	40,918
Repurchases of common stock	(5,110)	(5,110)	(51,725)	—	(204,723)	—	(261,558)

Balances at September 26, 2008	125,590	$125,590	$468,384	$—	$451,439	$(18,228)	$1,027,185

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Varian Medical Systems, Inc. (“VMS”) and subsidiaries (collectively, the “Company”) designs, manufactures, sells and services equipment and software products for treating cancer with radiotherapy, stereotactic radiosurgery and brachytherapy. The Company also designs, manufactures, sells and services x-ray tubes for original equipment manufacturers; replacement x-ray tubes; and flat panel digital image detectors for filmless x-rays in medical, dental, veterinary, scientific and industrial applications. It designs, manufactures, sells and services linear accelerators, digital image detectors, image processing software and image detection products for security and inspection purposes. The Company also develops, designs, manufacturers and services proton therapy products and systems for cancer treatment.

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2008 was the 52-week period that ended on September 26, 2008. Fiscal year 2007 was the 52-week period that ended on September 28, 2007 and fiscal year 2006 was the 52-week period that ended on September 29, 2006.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts, accounts payable and short-term borrowings approximate fair value due to their short maturities.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Foreign Currency Translation

For foreign subsidiaries where the U.S. dollar is the functional currency, gains and losses from remeasurement of foreign currency financial statements into U.S. dollars are included in the Consolidated Statements of Earnings. The aggregate foreign exchange net gain was $0.4 million, $4.2 million and $2.7 million in fiscal years 2008, 2007 and 2006, respectively. For the foreign subsidiary where the local currency is the functional currency, translation adjustments of foreign currency financial statements into U.S. dollars are recorded to a separate component of accumulated other comprehensive income.

Cash and Cash Equivalents

The Company considers currency on hand, demand deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are held in various financial institutions in the United States and internationally.

Investments

Marketable securities with an original maturity of more than three months and less than one year at the date of purchase are considered to be short-term. Auction rate securities are classified as short-term available-for-sale securities. Marketable securities are classified as held-to-maturity because the Company has the intent and ability to hold these securities to maturity. The held-to-maturity securities are carried at amortized cost using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. Additionally, the Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary, if any, are recorded as charges in the Consolidated Statements of Earnings. The Company also invests in privately held companies. These investments are included in other assets in the Consolidated Balance Sheets and are carried at cost. The Company monitors these investments for impairment and makes appropriate reductions in carrying values if the Company determines that an impairment charge is required based primarily on the financial condition and near-term prospects of these companies. The Company did not have any impairment loss on marketable securities or investments in privately held companies for fiscal years 2008, 2007 and 2006.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents, trade accounts receivable and derivative financial instruments used in hedging activities. The Company is exposed to credit loss in the event of nonperformance by counterparties on the foreign exchange contracts used in hedging activities. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligations under such contracts. Cash and cash equivalents held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and, other than a down payment typically required before shipments of products, it generally does not require collateral from its customers. The Company

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. No single customer represented more than 10% of the accounts receivable amount for any period presented.

Inventories

Inventories are valued at the lower of cost or market (realizable value). Excess and obsolete inventories are determined primarily based on future demand forecasts and write-downs of excess and obsolete inventories are recorded as a component of cost of revenues. Cost is computed using standard cost, which approximates actual cost on a first-in-first-out or average basis.

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of cost, net of accumulated depreciation. Major improvements are capitalized, while repairs and maintenance are expensed as incurred. Costs incurred for internally developed software during the application development stage are capitalized in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). Internally developed software primarily includes enterprise-level business software that the Company customizes to meet its specific operational needs. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Land is not subject to depreciation, but land improvements are depreciated over fifteen years. Leasehold improvements are amortized over the lesser of estimated useful lives or remaining lease terms. Buildings are depreciated over twenty years. Machinery and equipment are depreciated over their estimated useful lives, which range from three to seven years. Assets subject to lease are amortized over the lesser of estimated useful lives or lease terms. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from retirements or disposals are included in operating earnings.

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

Impairment of Long-Lived Assets, Goodwill and Intangible Assets with Indefinite Lives

The Company reviews long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. For assets held for sale, the Company assesses these assets for impairment based on their fair value less cost to sell. If the carrying value of the assets held for sale exceeds the fair value less cost to sell, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets less cost to sell. In the fourth quarter of fiscal year 2008, the Company recognized an impairment charge of $2.7 million for the impairment of long-lived assets of the scientific research instruments business (“Research Instruments,”) of ACCEL Instruments,

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

GmbH (“ACCEL”), which is classified as a business held for sale. See Note 15 “Discontinued Operations and Assets Held for Sale” for a detailed discussion.

The Company evaluates goodwill and purchased assets with indefinite lives for impairment annually in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. The Company determines the fair value of its reporting units based on the present value of estimated future cash flows of the reporting units. The Company determines the fair value of businesses held for sale based on the expected selling price of the businesses. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss. The Company performed evaluations for the four reporting units that carried goodwill in the fourth quarter of fiscal year 2007, Oncology Systems, X-ray Products, ACCEL and Security and Inspections Products (“SIP”) and found no impairment. In the fourth quarter of fiscal year 2008, the Company performed a goodwill impairment test for Research Instruments, which became a business held for sale in the fourth quarter of fiscal year 2008, and recognized a goodwill impairment charge of $0.6 million. In the fourth quarter of fiscal year 2008, the Company also performed the annual goodwill impairment testing for the four remaining reporting units that carried goodwill, Oncology Systems, X-ray Products, SIP and ACCEL Proton Therapy, and found no impairment.

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

Revenue Recognition

The Company’s revenues are derived primarily from the sale of hardware and software products, and related services and contracts from the Company’s Oncology Systems, X-ray Products, SIP businesses, as well as proton therapy and scientific research instruments products. The Company records its revenues net of any value added or sales tax.

Hardware Products

Except as described below under “Other,” the Company recognizes revenues for hardware products in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”), when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For an arrangement with multiple deliverables, the Company recognizes product revenues in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) and EITF No. 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, with revenues allocated among the different

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

elements. Except for government tenders, group purchases and orders with letters of credit, the Company typically requires its customers to provide a down payment prior to transfer of risk of loss of ordered products or prior to performance under service contracts. These down payments are recorded as “Advance payments from customers” in the Consolidated Balance Sheets.

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

Under the terms of the Company’s hardware sales contract, “acceptance” of a hardware product with installation obligations is deemed to have occurred upon the earliest of (i) completion of product installation and testing in accordance with the Company’s standard installation procedures showing compliance with the Company’s published specifications for that product, (ii) receipt by the Company of an acceptance form executed by the customer acknowledging installation and compliance with the Company’s published specifications for that product, (iii) use by the customer of the product for any purpose after its delivery or (iv) six months after the delivery of the product to the customer by the Company. The contract allows for cancellation only by mutual agreement, thus the customer does not have a unilateral right to return the delivered hardware product.

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

Software Products

Except as described below under “Other,” the Company recognizes revenues for software products in accordance with Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Agreements. The Company recognizes license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the vendor’s fee is fixed or determinable, collection of the related receivable is probable, delivery of the product has occurred and the Company has received from the customer an

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

acceptance form acknowledging installation and substantial conformance with the Company’s specifications (as set forth in the user manual) for such product, or upon verification of installation when customer acceptance is not required to be received, or upon the expiration of an acceptance period, provided that all other criteria for revenue recognition under SOP 97-2 have been met. Revenues earned on software arrangements involving multiple elements are allocated to each element based on vendor-specific objective evidence of the fair value (“VSOE”), which is based on the price charged when the same element is sold separately. In instances when evidence of VSOE of all undelivered elements exists, but evidence does not exist for one or more delivered elements, revenues are recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).

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

Service Contracts and Other

Revenues related to service contracts are recognized ratably over the period of the related contracts. Revenues related to services performed on a time-and-materials basis are recognized when they are earned and billable.

Revenues related to certain highly customized scientific research instrument products sold by the Research Instruments business, as well as certain proton therapy commissioning service contracts and highly customized image detection systems are recognized under the percentage-of-completion method or the completed-contract method in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Product Type Contracts. Revenues recognized under the percentage-of-completion method are primarily based on contract costs incurred to date compared with total estimated contract costs. Estimated losses on contracts are charged to cost of sales in the period when the loss is identified.

Deferred revenue as of the end of each period represents the amount of unrecognized hardware and software revenues that was invoiced.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Share-Based Compensation Expense

Effective October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method. Accordingly, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to the Varian Medical Systems, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), deferred stock units and restricted stock based on their fair values. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Consolidated Statements of Earnings included compensation expense for share-based payment awards granted prior to, but not yet vested as of, September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company attributes the value of share-based compensation to expense using the straight-line method.

The Company values its share-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. VMS’s stock options and the option component of the Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

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

For fiscal years 2008, 2007 and 2006, total share-based compensation expenses, before taxes, were $41.0 million, $44.9 million and $40.8 million, respectively. See Note 11 “Employee Stock Plans” for a detailed discussion.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the computation of net basic and diluted earnings per share:

	Fiscal Years
(In thousands, except per share amounts)	2008	2007	2006
Earnings from continuing operations	$295,256	$242,916	$243,562
Earnings (Loss) from discontinued operations, net of taxes	(15,772)	(3,460)	1,529

Net earnings	$279,484	$239,456	$245,091

Basic weighted average shares outstanding	124,800	127,407	130,964
Dilutive effect of potential common shares	2,804	3,215	4,475

Diluted weighted average shares outstanding	127,604	130,622	135,439

Net earnings (loss) per share—basic:
Continuing operations	$2.37	$1.91	$1.86
Discontinued operations	(0.13)	(0.03)	0.01

Net earnings per share	$2.24	$1.88	$1.87

Net earnings (loss) per share—diluted:
Continuing operations	$2.31	$1.86	$1.80
Discontinued operations	(0.12)	(0.03)	0.01

Net earnings per share	$2.19	$1.83	$1.81

Pursuant to SFAS 123(R), the Company excluded stock options from the computation of diluted weighted average shares outstanding if the per share value, including the sum of (a) the exercise price of the options and (b) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares, because the inclusion of these stock options would be antidilutive to earnings per share. Accordingly, stock options to purchase 4,744,873 shares, 5,093,330 shares and 4,163,183 shares at weighted average exercise prices of $51.08, $50.39 and $46.47, respectively, were excluded from the computation of diluted weighted average shares outstanding during fiscal years 2008, 2007 and 2006, respectively.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assets and Liabilities of a Business Held for Sale

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, (“SFAS 144”) the Company classifies the assets and liabilities of a business as held for sale when management approves and commits to a formal plan of sale and it is probable that the sale will be completed within a twelve-month period. The carrying value of the net assets of the business held for sale are then recorded at the lower of their carrying value or fair market value, less costs to sell. As discussed in Note 15 “Discontinued Operations and Assets Held for Sale,” the Company approved the sale of Research Instruments in September 2008. Assets and liabilities of Research Instruments have been classified as held for sale. The operating results of Research Instruments have been presented as a discontinued operation.

Comprehensive Earnings

Comprehensive earnings include all changes in equity (net assets) during a period from non-owner sources. Comprehensive earnings include currency translation adjustments, change in unrealized gain or loss on derivative instruments designated as cash flow hedges, net of taxes (see Note 7, “Derivative Instruments and Hedging Activities”), minimum pension liability adjustments, net of taxes, and adjustments to and amortization of unrecognized actuarial gain or loss, unrecognized transition obligation and unrecognized prior service cost of our defined benefit pension and post-retirement benefit plans. (See Note 9, “Retirement Plans”).

Taxes on Earnings

Taxes on earnings are based on pretax financial accounting income. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Reclassifications

Certain financial statement items have been reclassified to conform to the current fiscal year’s format. As discussed in Note 15 “Discontinued Operations and Assets Held for Sale”, the Company classified the assets and liabilities of Research Instruments as held for sale on the Consolidated Balance Sheets and presented its operating results as a discontinued operation on the Consolidated Statement of Earnings for all periods presented. Unless noted otherwise, discussion in these notes pertains to our continuing operations. These reclassifications had no impact on previously reported total net earnings.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in conformity with generally accepted accounting principles (“GAAP”) in the United States, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, (“FSP”), No. FAS 157-1, (“FSP No. 157-1”), and FSP No. FAS 157-2, (“FSP No. 157-2”). FSP No. 157-1 amends SFAS 157 to exclude from its scope SFAS No. 13, Accounting for Leases, (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. FSP No. 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to the Company’s first quarter of fiscal year 2010. The measurement and

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

disclosure requirements of SFAS 157 related to financial assets and financial liabilities are effective for the Company in the first quarter of fiscal year 2009. The adoption of SFAS 157 for financial assets and financial liabilities is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows. The Company is currently assessing the impact that SFAS 157 will have on its consolidated financial position, results of operations or cash flows when SFAS 157 is applied to nonfinancial assets and nonfinancial liabilities beginning in the first quarter of fiscal 2010.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). SFAS 158 requires the Company to (a) recognize a plan’s funded status in its statement of financial position, (b) measure a plan’s assets and the obligations that determine its funded status as of the end of its fiscal year and (c) recognize changes in the funded status of a defined benefit plan in the year in which the changes occur through other comprehensive income. The Company adopted the requirement to recognize the funded status of a defined benefit plan and the disclosure requirements in the fourth quarter of fiscal year 2007. Please refer to Note 9 “Retirement Plans” for a discussion of the effects of adopting the recognition provisions and disclosure requirements of SFAS 158. The Company is not required to adopt the measurement date provisions until fiscal year 2009. Based on the evaluation to date, the Company does not believe the adoption of the measurement date provisions of SFAS 158 will have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company beginning in the first quarter of fiscal year 2009, and it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for the Company in the first quarter of fiscal year 2010. The impact of the adoption of SFAS 141(R) will depend on the nature and extent of business combinations occurring on or after the beginning of fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51, (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent’s, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for the Company in the first quarter of fiscal year 2010. The Company is currently assessing the potential impact, if any, SFAS 160 may have on its consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”), which is intended to improve financial reporting about derivative instruments and

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company in the second quarter of fiscal year 2009. The Company is currently assessing the potential impact, if any, SFAS 161 may have on its consolidated financial position, results of operations and cash flows.

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

2. BALANCE SHEET COMPONENTS

(In millions)	September 26, 2008	September 28, 2007
Inventories:
Raw materials and parts	$156.8	$124.2
Work-in-progress	36.6	20.9
Finished goods	89.6	68.0

Total inventories	$283.0	$213.1

Property, plant and equipment:
Land and land improvements	$11.4	$11.4
Buildings and leasedhold improvements	167.6	137.6
Machinery and equipment	226.3	206.9
Construction in progress(1)	46.5	22.6
Assets subject to lease	0.8	0.8

	452.6	379.3
Accumulated depreciation and amortization	(234.4)	(211.4)

Property, plant and equipment, net	$218.2	$167.9

(1)	Includes capitalized costs of $28.8 million as of September 26, 2008 and $4.2 million as of September 28, 2007 for the implementation of the Company’s enterprise resource planning system used for our worldwide operations.

Accrued expenses:
Accrued compensation and benefits	$128.8	$104.9
Income taxes payable	20.4	68.8
Current deferred tax liabilities	8.6	6.7
Other	95.1	115.3

Total accrued expenses	$252.9	$295.7

Other long-term liabilities:
Long-term income taxes payable	$89.5	$—
Other	44.8	40.8

Total other long-term liabilities	$134.3	$40.8

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The “Other” category of other long-term liabilities primarily consisted of accruals for environmental costs, accrued pension and post-retirement benefits and deferred income tax liabilities as of September 26, 2008 and September 28, 2007. Accruals for environmental costs, accrued pension and post-retirement benefits that are included in other long-term liabilities are not expected to be expended in the following fiscal year. The current portion of the accruals for environmental costs and accrued pension and post-retirement benefits are included within “Accrued expenses.”

3. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” on the Consolidated Balance Sheets as follows:

(In millions)	September 26, 2008	September 28, 2007
Intangible Assets:
Acquired existing technology	$19.7	$19.6
Patents, licenses and other	14.5	14.2
Customer contracts and supplier relationship	10.5	10.2
Accumulated amortization	(33.6)	(29.3)

Net carrying amount	$11.1	$14.7

Amortization expense for intangible assets required to be amortized under SFAS 142 was $4.3 million, $5.1 million and $5.9 million for fiscal years 2008, 2007 and 2006, respectively. The Company estimates amortization expense on a straight-line basis for fiscal years 2009 through 2013 and thereafter, to be as follows (in millions): $3.5, $2.9, $2.2, $1.4 and $1.1.

The following table reflects the allocation of goodwill:

(In millions)	September 26, 2008	September 28, 2007
Oncology Systems	$125.4	$125.0
X-ray Products	2.7	0.5
Other	81.0	80.1

Total	$209.1	$205.6

In fiscal year 2008, acquired goodwill was $0.4 million for Oncology Systems and $2.2 million for X-ray Products.

4. RELATED PARTY TRANSACTIONS

In fiscal years 1999 and 2000, VMS invested a total of $5 million in a three member consortium for a 20% ownership interest in dpiX Holding LLC (“dpiX Holding”), which in turn invested $25 million for an 80.1% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin-film transistor arrays (“flat panels”) for the Company’s X-ray Products’ digital image detectors and for its Oncology Systems’ On-Board Imager® and PortalVision™ imaging products. VMS had the right to appoint one manager of the five person board of managers and the investment was accounted for under the equity method. In accordance with the dpiX Holding agreement, net losses were to be allocated to the other two members, in succession, until their capital accounts equaled zero, then to the three members in accordance with their ownership interests. The dpiX Holding agreement also provided that net profits were to be

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

allocated to the other two members, in succession, until their capital accounts equaled the net losses previously allocated, then to the three members in accordance with their ownership interests.

In September 2004, VMS acquired another member’s 20% ownership interest in dpiX Holding for $1 million. As a result, VMS has the right to appoint two managers of the five person board of managers and its ownership interest in dpiX Holding increased to 40% with the remaining 60% being held by the other original member. When VMS acquired this additional 20% ownership interest, the capital account of the selling member was nearly zero because it was the first in the consortium to be allocated losses. As a result, when dpiX Holding recorded net profits after VMS acquired the additional 20% ownership interest, VMS was the first to be allocated net profits to recover previously allocated losses. In fiscal year 2008, VMS recorded income on the equity investment in dpiX Holding of $0.3 million. VMS recorded a loss on the equity investment in dpiX Holding of $0.3 million in fiscal year 2007. In fiscal year 2006, VMS recorded income on the equity investment in dpiX Holding of $1.4 million. Incomes and losses on the equity investment in dpiX Holding are included in “Selling, general and administrative” expenses in the Consolidated Statements of Earnings.

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

In December 2004, VMS agreed to loan $2 million to dpiX in four separate installments, with the loan bearing interest at prime plus 1% per annum. The principal balance is due and payable to VMS in twelve equal quarterly installments that began in October 2006; interest is payable in full according to a quarterly schedule, which began in April 2005; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable thereunder, is due and payable on July 10, 2009. The note receivable from dpiX totaled $0.7 million and $1.3 million at September 26, 2008 and September 28, 2007, respectively. The current portion of the note receivable was included in “Prepaid Expense and Other Current Assets” and the long-term portion was included in “Other Assets” in the Consolidated Balance Sheet.

In February 2008, VMS agreed to loan an additional $1.6 million to dpiX, with the loan bearing interest at prime plus 1% per annum. The principal balance is due and payable to VMS in twelve equal quarterly installments beginning in January 2010; interest is payable in full according to a quarterly schedule which began in April 2008; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable hereunder, is due and payable on October 10, 2012. The additional note receivable from dpiX of $1.6 million was included in “Other Assets” in the Consolidated Balance Sheet at September 26, 2008.

In March 2006, VMS and the other member of dpiX Holding agreed to invest an aggregate $92 million in dpiX Holding, with each member’s contribution based on its percentage ownership interest in dpiX Holding, for dpiX to acquire and construct a manufacturing facility in Colorado to increase its production capacity. VMS’s contribution of $36.8 million to dpiX Holding for the Colorado manufacturing facility was included in “Other assets” in the Consolidated Balance Sheets as of September 26, 2008 and September 28, 2007.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During fiscal years 2008, 2007 and 2006, the Company purchased glass transistor arrays from dpiX totaling approximately $25.4 million, $21.0 million and $14.1 million, respectively. These purchases of flat panels are included as a component of “Inventory” in the Consolidated Balance Sheets and “Cost of revenues—product” in the Consolidated Statements of Earnings.

5. LONG-TERM DEBT

Long-term debt outstanding at September 26, 2008 and September 28, 2007 is summarized as follows:

(Dollars in millions)	September 26, 2008	September 28, 2007
Unsecured term loan, 6.70% due in installments of $6.25 payable in fiscal years 2010, 2012, and 2014	$18.8	$25.0
Unsecured term loan, 6.76% due in installments of $5.25 payable in fiscal years 2009 and 2011	10.5	10.5
Unsecured term loan, 7.15% due in installments of $2.5 payable in fiscal years 2009 and 2010	5.0	7.5
Loans assumed through purchases of land and buildings, 7.34% and 7.58% due in monthly installments (including principal and interest) of $0.7 payable in fiscal years 2009—2011 and balloon payments of $5.5 in fiscal year 2012(1)	6.1	6.4

	40.4	49.4
Less: current maturities of long-term debt	8.0	9.0

Long-term debt	$32.4	$40.4

(1)	As of September 26, 2008, land and buildings with a carrying amount of $14.4 million were pledged as collateral against these loans.

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

Interest paid on long-term debt was $3.2 million for fiscal year 2008, $3.8 million for fiscal year 2007 and $4.1 million for fiscal year 2006. At September 26, 2008, aggregate debt maturities for fiscal years 2009, 2010, 2011, 2012, 2013 and thereafter are as follows (in millions): $8.0, $9.0, $5.5, $11.6, $0.0 and $6.3, respectively.

The fair value of the Company’s long-term debt was estimated to be $42.2 million at September 26, 2008 based on the then-current rates available to the Company for debt of similar terms and remaining maturities. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. CREDIT FACILITIES

In July 2007, the Company entered into a Credit Agreement with Bank of America, N.A. (“BofA”) providing for an unsecured revolving credit facility that enabled the Company to borrow and have outstanding at any given time a maximum of $100 million (the “BofA Credit Facility”). Borrowings under of the BofA Credit Facility could be used for working capital, capital expenditures, permitted acquisitions and other lawful corporate purposes. Borrowings under the BofA Credit Facility accrued interest either (i) based on the London InterBank Offered Rate (“LIBOR”) plus a margin of 0.45% to 0.70% based on a leverage ratio involving funded indebtedness and earnings before interest, tax and depreciation and amortization (“EBITDA”) or (ii) based upon a base rate of either the federal funds rate plus 0.5% or BofA’s announced prime rate, whichever is greater, plus a margin of 1.75% to 2.25% based on a leverage ratio involving funded indebtedness and EBITDA, depending upon instructions from the Company to BofA. The Company could select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate were adjustable daily. The Company could prepay, reduce or terminate the commitment without penalty.

There was no outstanding balance under the BofA Credit Facility as of September 26, 2008. The outstanding balance under the BofA Credit Facility was $41 million as of September 28, 2007 with a weighted average interest rate of 6.04%. The Company paid commitment fees at an annual rate of 0.1% to 0.15% based on a leverage ratio involving funded indebtedness and EBITDA. For fiscal years 2008 and 2007, the Company paid fees of $82,000 and $11,000, respectively, related to the BofA Credit Facility. The BofA Credit Facility also provided $25 million to support letters of credit issued on behalf of the Company, of which none were outstanding as of either September 26, 2008 or September 28, 2007.

The BofA Credit Facility contained customary affirmative and negative covenants for facilities of this type. The Company has also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets. For all fiscal years presented within these consolidated financial statements, the Company was in compliance with all covenants.

In May 2008, VMS’s Japanese subsidiary (“VMS KK”) entered into an agreement with BofA (the “Japanese BofA Credit Facility”) providing for a revolving credit facility that enabled VMS KK to borrow in Japanese Yen up to a maximum amount equivalent to $30 million. Borrowings under the Japanese BofA Credit Facility could be used by VMS KK for working capital, capital expenditures and other lawful corporate purposes. VMS guaranteed the payment of the outstanding balance under the Japanese BofA Credit Facility. Borrowings under the Japanese BofA Credit Facility accrued interest based on the basic loan rate announced by the Bank of Japan plus a margin customary for this type of facility based on a leverage ratio involving funded indebtedness and EBITDA. Interest rates on advances were adjustable daily. As of September 26, 2008, there was no outstanding balance under the Japanese BofA Credit Facility.

Interest paid for credit facilities were $1.0 million and $0.3 million in fiscal years 2008 and 2007, respectively.

The BofA Credit Facility was amended, and the Japanese BofA Credit Facility was terminated, in connection with the Amended BofA Credit Facility further described below. Please refer to Note 16 “Subsequent Events” for a more detailed discussion.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. DERIVATIVE INSTRUMENTS

Pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities (“SFAS 133”), the Company measures all derivatives at fair value on the Consolidated Balance Sheets. The accounting for gains or losses resulting from changes in the fair value of those derivatives depends upon the use of the derivative and whether it qualifies for hedge accounting. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment must be recognized in earnings, together with elements excluded from effectiveness testing and the ineffective portion of a particular hedge. The Company’s derivative instruments are recorded at their fair value in “Prepaid expenses and other current assets” and “Accrued expenses” on the Company’s Consolidated Balance Sheets.

The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a program of risk management that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the local currency of the customer’s country, and typically hedges certain of these larger foreign currency transactions when they are not in the subsidiaries’ functional currency. These foreign currency sales transactions are hedged using forward exchange contracts. The Company may use other derivative instruments in the future. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts range from one to twelve months in maturity. As of September 26, 2008, the Company did not have any forward exchange contracts with an original maturity greater than twelve months.

(a) Cash Flow Hedging Activities

The hedges of foreign currency denominated forecasted revenues are accounted for in accordance with SFAS 133, pursuant to which the Company has designated its hedges of anticipated foreign currency revenues as cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges under SFAS 133, the Company formally documents for each derivative contract at the hedge’s inception the relationship between the hedging instrument (forward contract) and hedged item (anticipated foreign currency revenues), the nature of the risk being hedged, as well as its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instrument in “Accumulated other comprehensive income (loss)” and reclassifies these amounts into “Revenues” in the period during which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis, in each case based on forward rates. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any ineffective portion of the hedge in “Revenues,” and amounts not included in the assessment of effectiveness in “Cost of revenues” in the Consolidated Statement of Earnings. During fiscal year 2008, there were no material gains or losses due to hedge ineffectiveness of cash flow hedges and the Company did not discontinue any cash flow hedges that had a material impact on the Company’s results of operations. The Company did not have any cash flow hedges in fiscal years 2007 and 2006. As of September 26, 2008, net unrealized loss on derivative instruments of $0.8 million, before tax, is included in “Accumulated other comprehensive income (loss),” and is expected to be reclassified to net earnings over the next twelve months.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(b) Fair Value Hedging Activities

For derivative instruments that are designated and qualify as fair value hedges under SFAS 133, the Company formally documents for each derivative contract at the hedge’s inception the relationship between the hedging instrument (forward contract) and hedged item (firmly committed foreign currency denominated sales order), the nature of the risk being hedged, as well as its risk management objective and strategy for undertaking the hedge. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values of hedged items. As the terms of the forward exchange contract and the underlying transaction are similar at inception, forward exchange contract effectiveness is calculated by comparing the cumulative change in the fair value of the forward exchange contract to the change in the spot rates of the related firm commitment. If a derivative qualifies as a fair value hedge, changes in the fair value of the derivative are offset against changes in the fair value of the underlying firm commitment, the difference of which is recognized currently in “Cost of revenues.” Hedges are tested for effectiveness by comparing the foreign currency forward rate at inception versus the current balance sheet rate forward adjusted. The change reflects the Company’s conclusion that, under SFAS 133, hedge effectiveness will not be impacted when time value is included in hedge effectiveness testing, as the critical terms of the contract and the underlying hedged item, including maturity, are similar. During fiscal years 2008, 2007 and 2006, there were no material gains or losses due to hedge ineffectiveness of fair value hedges. During fiscal years 2008, 2007, and 2006, there were no material gains or losses recognized when hedged firm commitments no longer qualified as fair value hedges. At September 26, 2008, the Company had no outstanding foreign exchange forward contracts designated as fair value hedges.

(c) Balance Sheet Hedging Activities

The Company also hedges balance sheet exposures from its various foreign subsidiaries and business units. The Company enters into foreign currency forward exchange contracts to minimize the short-term impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency. These hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment under SFAS 133. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.

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

At September 26, 2008, the Company had foreign exchange forward contracts with notional values to sell and purchase $280.9 million and $62.7 million, respectively, in various foreign currencies. At September 28, 2007, the notional values of sold and purchased forward exchange contracts were $472.1 million and $41.2 million, respectively, in various foreign currencies.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. COMMITMENTS AND CONTINGENCIES

Indemnification Agreements

In conjunction with the sale of the Company’s products in the ordinary course of business, the Company provides standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to its products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments the Company could be required to make under these arrangements is unlimited. As of September 26, 2008, the Company had not incurred any significant costs since the Spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, the Company believes the estimated fair value of these arrangements is minimal.

VMS has entered into indemnification agreements with its directors and officers and certain of its employees that serve as officers or directors of its foreign subsidiaries that may require VMS to indemnify its directors and officers and those certain employees against liabilities that may arise by reason of their status or service as directors or officers, and to advance their expenses incurred as a result of any legal proceeding against them as to which they could be indemnified.

Product Warranty

The Company discloses estimated future costs of warranty obligations in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee. The Company warrants most of its products for a specific period of time, usually twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company will incur to repair or replace product parts that fail while still under warranty. The amount of the accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates include the historical experience of similar products, as well as reasonable allowance for warranty expenses associated with new products. On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends, if required.

The following table reflects the changes in the Company’s accrued product warranty during fiscal years 2008 and 2007:

	Fiscal Years
(In millions)	2008	2007
Accrued product warranty, beginning of fiscal year	$51.3	$43.0
Charged to cost of revenues	50.8	49.2
Actual product warranty expenditures	(51.0)	(40.9)

Accrued product warranty, end of fiscal year	$51.1	$51.3

Lease Commitments

At September 26, 2008, the Company was committed to minimum rentals under noncancelable operating leases (including rent escalation clauses) for fiscal years 2009, 2010, 2011, 2012, 2013 and thereafter, as

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

follows (in millions): $15.2, $11.8, $8.2, $6.0, $5.2 and $9.6, respectively. Rental expense for fiscal years 2008, 2007 and 2006 (in millions) was $21.9, $20.6 and $19.4, respectively.

Other Commitments

Following a decision by Mitsubishi Electric Co. (“MELCO”) to exit the radiotherapy equipment and service business and its desire to do so in a nondisruptive manner with an established radiotherapy equipment service provider, the Company entered into two separate transactions with MELCO contemporaneously whereby (i) the Company purchased MELCO’s radiotherapy equipment service business in Japan and certain other Asian and Latin American countries (the “MELCO Service Business”) to service MELCO’s existing customers and (ii) the Company formed a joint venture (“JVA”) in Japan with MELCO that became effective as of February 3, 2004.

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

Contingencies

Environmental Remediation Liabilities

The U.S. Environmental Protection Agency (“EPA”) or third parties have named the Company as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at nine sites where the Company, as Varian Associates, Inc., was alleged to have shipped manufacturing waste for recycling or disposal and, as a PRP, the Company may have an obligation to reimburse the EPA or other third parties for cleanup

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

costs at these sites. In addition, the Company is overseeing environmental cleanup projects and, as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities. Under the terms of the agreement governing the Spin-offs of VI and VSEA, by the Company in 1999, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $1.0 million, $0.9 million and $1.3 million (net of amounts borne by VI and VSEA) during fiscal years 2008, 2007 and 2006, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.

Various uncertainties make it difficult to estimate, or determine the likelihood within a range of estimates of, the project management costs, legal costs and costs of certain third-party claims at all of the sites and facilities. In addition, for the nine sites and one of the facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future cost of such activities. As of September 26, 2008, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs for these ten locations, as well as project management costs, legal costs and the costs of certain third party-claims for all locations ranged in the aggregate from $3.3 million to $7.3 million. Management believes that no amount in the range of estimated future costs is more probable of being incurred than any other amount in the range and therefore accrued $3.3 million for these cleanup projects as of September 26, 2008. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

As to all other facilities, the Company has gained sufficient knowledge to better estimate the scope and costs of future cleanup activities based upon formal agreements with other parties defining the Company’s future liabilities or formal cleanup plans that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the facility. As of September 26, 2008, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in the aggregate from $6.4 million to $37.2 million. The time frames over which these cleanup project costs are estimated vary, ranging from 1 year to 30 years as of September 26, 2008. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $16.3 million at September 26, 2008. The Company accordingly accrued $11.4 million, which represents its best estimate of the future costs of $16.3 million discounted at 4%, net of inflation. This accrual is in addition to the $3.3 million described in the preceding paragraph.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At September 26, 2008, the Company’s reserve for environmental liabilities, based upon future environmental-related costs estimated as of that date, was calculated as follows:

(In millions)	Recurring Costs	Non-Recurring Costs	Total Anticipated Future Costs
Fiscal Years:
2009	$0.9	$0.9	$1.8
2010	0.6	0.7	1.3
2011	0.7	0.7	1.4
2012	0.7	1.2	1.9
2013	0.8	0.5	1.3
Thereafter	10.1	1.8	11.9

Total costs	$13.8	$5.8	$19.6

Less imputed interest			(4.9)

Reserve amount			$14.7

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

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial strength of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurance company agreed to pay a portion of the Company’s past and future environmental-related expenditures. Accordingly, the Company recorded a receivable of $2.9 million each at September 26, 2008 and September 28, 2007, which was included in “Other assets” in the Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has in the past paid the claims that the Company has made.

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

Acquisition-Related Commitments/Obligations

When the Company acquired ACCEL in January 2007, ACCEL was involved in a contract-related lawsuit. Subsequent to the acquisition, the Company settled this lawsuit and agreed to perform under a new contract for a fixed price. From January to September 2007, the Company gathered information related to the expected cost of satisfying its contract commitment and completed its assessment as of September 28, 2007. As a result, the final purchase price allocation of ACCEL included a loss accrual related to this contingency of €28.3 million. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Consolidated Statement of Earnings in the periods these variances arise. As of September 26, 2008, the actual costs incurred had been consistent with the estimated costs for the contract and the balance of the loss accrual related to this contingency was €13.0 million. The Company is currently engaged in arbitration to resolve a dispute under the new contract.

Other Matters

The Company is involved, from time to time, in legal proceedings, claims and government inspections or investigations, arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

that the Company believes will result in a probable loss. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving us, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

9. RETIREMENT PLANS

The Company sponsors the Varian Medical Systems, Inc. Retirement Plan (the “Retirement Plan”)—a defined contribution plan that is available to substantially all of its employees in the United States. Under Section 401(k) of the Internal Revenue Code, the Retirement Plan allows for tax-deferred salary contributions by eligible employees.

Participants can contribute from 1% to 40% of their eligible base compensation to the Retirement Plan (up to 25% on a pre-tax basis and an additional 15% on an after-tax basis. However, participant contributions are limited to a maximum annual amount as determined periodically by the Internal Revenue Service. The Company matches eligible participant contributions dollar for dollar for the first 6% of eligible base compensation (for those employees with one or more years of service with the Company). In addition, should a participant elect to contribute his or her bonus under the Employee Incentive Plan to the Retirement Plan, the Company matches 6% of this contribution. All matching contributions vest immediately. The Retirement Plan allows participants to invest up to 25% of their contributions in shares of VMS’s common stock as an investment option.

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

Total retirement and defined benefit plan expense for all retirement plans amounted to $16.9 million, $16.6 million and $15.5 million for fiscal years 2008, 2007 and 2006, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Obligations and Funded Status

The funded status of the defined benefit and post-retirement benefit plans as of September 26, 2008 and September 28, 2007 was as follows:

	Defined Benefit Plans		Post-Retirement Benefit Plans
(In millions)	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation—beginning of fiscal year	$113.0	$105.9	$6.3	$6.5
Service cost	2.0	4.3	—	—
Interest cost	5.2	4.5	0.4	0.3
Plan participants’ contributions	5.1	4.3	—	—
Plan settlements	(1.1)	—	—	—
Actuarial gain	(0.3)	(8.2)	(0.4)	—
Foreign currency changes	(0.9)	7.2	—	—
Benefit and expense payments	(6.6)	(6.8)	(0.6)	(0.5)
Transfers in	—	1.8	—	—

Benefit obligation—end of fiscal year	$116.4	$113.0	$5.7	$6.3

Change in plan assets:
Plan assets—beginning of fiscal year	$106.9	$84.3	$—	$—
Employer contributions	4.9	13.4	0.6	0.5
Actual return on plan assets	(4.8)	5.6	—	—
Plan participants’ contributions	5.1	4.3	—	—
Plan settlements	(0.7)	—	—	—
Foreign currency changes	(0.8)	6.1	—	—
Benefit and expense payments	(6.6)	(6.8)	(0.6)	(0.5)

Plan assets—end of fiscal year	$104.0	$106.9	$—	$—

Funded status	$(12.4)	$(6.1)	$(5.7)	$(6.3)
Distributions	—	—	0.1	0.1

Net amount recognized	$(12.4)	$(6.1)	$(5.6)	$(6.2)

Amounts recognized within the consolidated balance sheet:
Noncurrent assets	$1.0	$2.1	$—	$—
Current liabilities	(0.1)	(0.1)	(0.5)	(0.5)
Noncurrent liabilities	(13.3)	(8.1)	(5.1)	(5.7)

Net amount recognized	$(12.4)	$(6.1)	$(5.6)	$(6.2)

The amounts recognized in accumulated other comprehensive loss (before tax) as of September 26, 2008 were as follows:

	Defined Benefit Plans		Post-Retirement Benefit Plans
(In millions)	2008	2007	2008	2007
Transition obligation	$—	$—	$(0.7)	$(1.2)
Prior service cost	(1.1)	(1.2)	—	—
Net gain (loss)	(26.3)	(16.1)	0.3	(0.2)

Accumulated other comprehensive loss	$(27.4)	$(17.3)	$(0.4)	$(1.4)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The total fair value of plan assets, projected benefit obligation and accumulated benefit obligation for those defined benefit plans where accumulated benefit obligation exceeded the fair value of plan assets as of the end of the fiscal years were as follows:

	Defined Benefit Plans
(In millions)	2008	2007
Projected benefit obligation	$64.7	$13.1
Accumulated benefit obligation	$58.2	$12.1
Fair value of plan assets	$51.9	$5.8

The accumulated benefit obligation for all defined benefit plans was $102.5 million and $100.5 million at September 26, 2008 and September 28, 2007, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive (Income) Loss

The following table shows the components of the Company’s net periodic benefit costs and the other amounts recognized in other comprehensive (income) loss, before tax, related to the Company’s defined benefit plans and the Company’s post-retirement benefit plan:

	Defined Benefit Plans			Post-Retirement Benefit Plans
(In millions)	2008	2007	2006	2008	2007	2006
Net Periodic Benefit Costs:
Service cost	$2.0	$4.3	$3.8	$—	$—	$—
Interest cost	5.2	4.5	3.4	0.4	0.4	0.3
Settlement gain	(0.6)	—	—	—	—	—
Expected return on assets	(6.2)	(5.0)	(3.4)	—	—	—
Amortization of transition obligation	—	—	—	0.5	0.5	0.5
Amortization of prior service cost	0.2	0.1	0.1	—	—	—
Recognized actuarial loss	0.5	0.9	0.9	—	—	—

Net periodic benefit cost	1.1	4.8	4.8	0.9	0.9	0.8

Other Amounts Recognized in Other Comprehensive (Income) Loss:
Net (gain) loss arising during the year	10.6	*	*	(0.4)	*	*
Amortization of transition obligation	—	*	*	(0.5)	*	*
Amortization of prior service cost	(0.2)	*	*	—	*	*
Amortization and settlement of net actuarial loss	(0.3)	*	*	—	*	*

Total recognized in other comprehensive (income) loss	10.1	*	*	(0.9)	*	*
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$11.2	*	*	$—	*	*

*	Certain information was not applicable prior to the adoption of SFAS 158.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during fiscal year 2009 are as follows:

(In millions)	Defined Benefit Plans	Post-Retirement Benefit Plans	Total
Transition obligation	$—	$(0.5)	$(0.5)
Prior service cost	(0.1)	—	(0.1)
Net loss	(1.1)	—	(1.1)

	$(1.2)	$(0.5)	$(1.7)

Assumptions

The assumptions used to determine net periodic benefit cost and to compute the expected long-term return on assets for the Company’s defined benefit and post-retirement benefit plans were as follows:

	Fiscal Years Ended
Net Periodic Benefit Cost	2008	2007	2006
Defined benefit plans:
Discount rates	4.64%	3.99%	3.97%
Rates of compensation increase	3.24%	3.11%	2.96%
Expected long-term return on assets	5.68%	5.22%	4.99%

Post-retirement benefit plans:
Discount rate	6.00%	6.00%	4.50%

The assumptions used to measure the benefit obligations for the Company’s defined benefit and post-retirement benefit plans were as follows:

Benefit Obligations	September 26, 2008	September 28, 2007
Defined benefit plans:
Discount rates	4.73%	4.64%
Rates of compensation increase	3.29%	3.24%

Post-retirement benefit plans:
Discount rate	6.70%	6.00%

The benefit obligations of defined benefit plans and post-retirement benefit plans were measured as of September 26, 2008 and July 1, 2008, respectively. For defined benefit plans, the discount rate was adjusted as of September 26, 2008 to the range of 2.20% to 6.10% primarily based on the yields of a universe of high quality corporate bonds in each country or the spot rates on high quality AA-rated corporate bonds, with durations corresponding to the expected duration of the benefit obligations. In countries where the corporate bond market is not sufficiently representative at longer durations, the discount rate also takes into account the yield of long-term government bonds corresponding to the duration of the benefit obligation and the difference between the yield curve on high quality corporate fixed-income investments and government fixed-income investment. Additionally, the rate of projected compensation increase was adjusted as of September 26, 2008 to the range of 1.75% to 4.95% reflecting expected inflation levels and future outlook. For post-retirement benefit plans, the discount rate as of September 26, 2008 increased to 6.70% based on MPDYC that matches the duration of the benefit obligations. The Company reviewed the expected long-term rate of return on defined benefit plan assets.

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

The assumptions used to determine the assumed healthcare cost trend rates for post-retirement benefit plans are as follows:

	Fiscal Years Ended
Assumed Healthcare Cost Trend Rates	2008	2007	2006
Post-retirement benefit plans:
Current medical cost trend rate	10.5%	12.0%	13.5%
Ultimate medical cost trend rate	5.0%	5.0%	5.0%

Current medical cost trend rates represent expected increases in healthcare costs in the short term and are based on assessments and surveys from health plan providers. While the current medical cost trend rate is based on market conditions, the ultimate trend rate reflects a long-term view of expected increases in healthcare costs in the U.S., which is assumed to be consistent with the long-term expected nominal gross domestic product growth rates. Assumed healthcare cost trend rates could have an effect on the amounts reported for healthcare plans. A 1.0 percentage point increase in the assumed healthcare cost trend rates would have increased the total service cost and interest cost components reported in fiscal year 2008 by $28,000 and would have increased the post-retirement benefit obligation reported in fiscal year 2008 by $396,000. A 1.0 percentage point decrease in the assumed healthcare cost trend rates would have decreased the total service cost and interest cost components reported in fiscal year 2008 by $25,000 and would have decreased the post-retirement benefit obligation in fiscal year 2008 by $356,000.

Plan Assets

The Company’s defined benefit plans weighted average asset allocations at September 26, 2008 and September 28, 2007 and target allocations for fiscal year-end 2008, by asset category, were as follows:

		Defined Benefit Plans
	September 26, 2008 Target Allocations	September 26, 2008	September 28, 2007
Equity securities	36.0%	31.1%	39.9%
Debt securities	57.0	61.9	54.2
Real estate	0.0	1.7	1.3
Other(1)	7.0	5.3	4.6

Total	100.0%	100.0%	100.0%

(1)	The other category primarily consists of investments in general accounts and other investment funds offered by insurance companies.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Medicare Prescription Drug Act

The Medicare Prescription Drug, Improvement and Modernization Act (the “Prescription Drug Act”) provides a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Since it sponsors postretirement benefit plans that provide prescription drug benefits, the Company enrolled all Medicare eligible retirees in fiscal years 2008, 2007 and 2006 in either Medicare Advantage plans or in health plans where prescription drug benefits are supplied via fully insured Prescription Drug Plans. The impact of the Prescription Drug Act on the accumulated postretirement benefit obligation was not significant.

Estimated Contributions and Future Benefit Payments

The Company made contributions of $4.9 million to the defined benefit plans during fiscal year 2008. This amount is lower than the contributions of $13.4 million made for fiscal year 2007 due primarily to a decrease of $9.8 million in contribution to the pension plan in the United Kingdom, which was frozen during fiscal year 2007. The Company made contributions of $0.6 million to the post-retirement benefit plans for fiscal year 2008. The Company expects total contribution to the defined benefit plans and the post-retirement benefit plans for fiscal year 2009 to be approximately $4.3 million and approximately $0.6 million, respectively.

Estimated future benefit payments at September 26, 2008 are as follows:

(In millions)	Defined Benefit Plans	Post-Retirement Benefit Plans	Total
Fiscal Years:
2009	$3.0	$0.6	$3.6
2010	3.2	0.5	3.7
2011	3.7	0.6	4.3
2012	4.1	0.6	4.7
2013	4.6	0.6	5.2
2014-2018	26.5	2.7	29.2

	$45.1	$5.6	$50.7

Because amounts related to retirement plans of Research Instruments were not material for any period presented, the Company has not segregated them from continuing operations in this note. See Note 15 “Discontinued Operations and Assets Held for Sale” for a detailed discussion.

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

Stock Repurchase Program

On November 19, 2004, VMS’s Board of Directors authorized a repurchase by VMS of up to 6,000,000 shares of its common stock over the period through December 31, 2005. On November 21, 2005, VMS’s Board of Directors authorized a repurchase of up to an additional 6,000,000 shares of its common stock over the period through December 31, 2006. On November 20, 2006, VMS’s Board of Directors authorized a repurchase of up to 4,500,000 of its common stock over the period through September 28, 2007. On July 24, 2007, VMS’s Board of Directors approved the repurchase of an additional 12,000,000 shares of VMS common stock for a period beginning on July 30, 2007 through December 31, 2008. VMS paid $262 million in fiscal year 2008 to repurchase 5,110,000 shares of its common stock, $319 million in fiscal year 2007 to repurchase 7,000,000 shares of its common stock and $271 million in fiscal year 2006 to repurchase 5,395,100 shares of its common stock. All shares that have been repurchased have been retired. As of September 26, 2008, 5,890,000 shares of VMS common stock remained available for repurchase under the July 24, 2007 authorization.

11. EMPLOYEE STOCK PLANS

Employee Stock Plans

During fiscal year 1991, VMS adopted the stockholder-approved Omnibus Stock Plan (the “Omnibus Plan”) under which shares of common stock could be issued to officers, directors, key employees and consultants. The Omnibus Plan was amended and restated as of the Spin-offs. The maximum number of shares that could have been issued was limited to 20,000,000 shares. Stock options granted under the Omnibus Plan have an exercise price equal to the closing market price of the underlying stock on the grant date (unless the stock market was closed on the grant date, in which case the exercise price was equal to the average of the highest and lowest quoted selling prices on the stock market on the day

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

before and the day after the grant date) and expire no later than ten years from the grant date. Options granted under the Omnibus Plan before November 2000 were generally exercisable in cumulative installments of one third each year, commencing one year following the date of grant. Options granted after November 2000 were exercisable in the following manner: the first one-third one year from the date of grant, with the remainder vesting monthly during the following two-year period. No further awards may be made under the Omnibus Plan.

In November 2000, VMS adopted the 2000 Stock Option Plan (the “2000 Plan”), which was intended to supplement the Omnibus Plan. The maximum number of shares that could have been issued was limited to 12,000,000 shares. The 2000 Plan is similar to the Omnibus Plan in all material respects, with the exception that shares available for awards under the 2000 Plan could not be issued to directors or officers of VMS. Stock options granted under the 2000 Plan are exercisable for the first one-third of the option shares one year from the date of grant, with the remainder vesting monthly during the following two-year period. Other terms of the 2000 Plan mirror the Omnibus Plan. No further awards may be made under the 2000 Plan.

In February 2005, VMS’s stockholders approved the 2005 Omnibus Stock Plan (the “2005 Plan”), which was amended and restated in February 2006 (the “Amended 2005 Plan”), in February 2007 and in February 2008. The 2005 Plan, as amended and restated to date, is referred to as the “Second Amended 2005 Plan.” The Second Amended 2005 Plan provides for the grant of equity incentive awards, including stock options, restricted stock, stock appreciation rights, performance units, restricted stock units and performance shares to officers, directors, key employees and consultants. The Second Amended 2005 Plan also provides for the grant of deferred stock units to non-employee directors. Including the 2,600,000 shares added to the number of shares available for grant under the Second Amended 2005 Plan in February 2008, the maximum number of shares issuable under the Second Amended 2005 Plan is (a) 9,250,000, plus (b) the number of shares authorized for issuance, but never issued, under the Omnibus Plan and the 2000 Plan, plus (c) the number of shares subject to awards previously granted under the Omnibus Plan and 2000 Plan that terminate, expire, or lapse, plus (d) amounts granted in substitution of options in connection with certain transactions.

For purposes of the total number of shares available for grant under the Second Amended 2005 Plan, any shares subject to awards of stock options or stock appreciation rights are counted against the available-for-grant limit as one share for every one share subject to the award. Awards other than stock options and stock appreciation rights are counted against the available-for-grant limit as three shares for every one share awarded before February 16, 2007 and as 2.5 shares for every one share awarded on or after February 16, 2007. All awards may be subject to restrictions on transferability and continued employment as determined by the Compensation and Management Development Committee.

Stock options granted under the Second Amended 2005 Plan generally have an exercise price equal to the closing market price of the underlying stock on the grant date. Stock options granted under the Second Amended 2005 Plan generally are exercisable in the following manner: the first one-third one year from the date of grant, with the remainder vesting monthly during the following two-year period. For grants of non-qualified stock options made on or after November 17, 2005 under the Second Amended 2005 Plan to employees who retire from the Company within one year of the grant date, the number of shares subject to the stock option are reduced proportionally by the time during such one-year period that the employee ceased to be an employee of the Company (based upon a 365 day year). The revised number of shares subject to the stock option would continue to vest in accordance with the original vesting schedule, and the remaining shares would be cancelled as of the date of

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

retirement. For grants of non-qualified stock options prior to November 17, 2005, if an employee retired within one year of the grant date, all shares subject to the option grant would continue to vest in accordance with the original vesting schedule. Restricted stock awards generally vest over a period of one to five years from the date of grant. For restricted stock awards granted after February 16, 2007, any unvested restricted stock awards are forfeited at the time of termination. For restricted stock awards granted on or before February 16, 2007, any unvested restricted stock awards are forfeited in the event that the Company terminates the employee’s service prior to the end of the vesting period or the employee retires more than three years prior to the date such vesting occurs. Deferred stock units to non-employee directors vest over a period of not less than one year from the date of grant, unless otherwise provided in the grant agreement as determined by VMS’s Board of Directors, and vesting may be pro rata during the vesting period. Each deferred stock unit is deemed to be the equivalent of one share of VMS’s common stock. Payment of deferred stock units generally will be made in shares of VMS’s common stock upon the earlier of the third anniversary of the grant date or the director’s termination. Under the Second Amended 2005 Plan, stock options granted on or prior to February 16, 2007 generally have a term of ten years and stock options granted after February 16, 2007 generally have a term of seven years. The Second Amended 2005 Plan prohibits the repricing of stock options and stock appreciation rights without the approval of VMS’s stockholders.

In fiscal year 2008, VMS’s stockholders approved an amendment to the Second Amended and Restated 2005 Omnibus Stock Plan, which increased the number of shares available for grant under the plan by 2,600,000 shares.

The fair value of options granted and the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Employee Stock Plans			Employee Stock Purchase Plan
	2008	2007	2006	2008	2007	2006
Expected term (in years)	4.31	4.32	4.17	0.50	0.50	0.50
Risk-free interest rate	2.6%	4.6%	4.4%	2.1%	4.8%	4.7%
Expected volatility	29.7%	29.3%	29.3%	21.3%	19.3%	24.7%
Expected dividend yield	—	—	—	—	—	—
Weighted average fair value at grant date	$15.39	$15.96	$15.48	$9.51	$9.94	$10.45

The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and post-vesting cancellations of stock options by our employees. Upon the adoption of SFAS 123(R), the Company determined the expected term of stock options based on the demographic grouping of employees and retirement eligibility. Upon the adoption of SFAS 123(R), the Company used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption. Blended volatility represents the weighted average of implied volatility and historical volatility. Implied volatility was derived based on six-month traded options on VMS common stock. Implied volatility is weighted in the calculation of blended volatility based on the ratio of the six-month term of the exchange-traded options to the expected lives of the employee stock options. Historical volatility represents the remainder of the weighting. The decision to incorporate implied volatility was based on the Company’s assessment that implied volatility of publicly traded options in VMS common stock is reflective of market conditions and is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. In determining the extent of use

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of implied volatility, the Company considered: (i) the volume of market activity of traded options; (ii) the ability to reasonably match the input variables of traded options to those of stock options granted by the Company, including the date of grant; (iii) the similarity of the exercise prices; and (iv) the length of term of traded options. After considering the above factors, the Company determined that it cannot rely exclusively on implied volatility based on the fact that the term of VMS six-month exchange-traded options is less than one year and that it is different from the expected lives of the stock options granted by the Company. Therefore, the Company believes a combination of the historical volatility over the expected lives of the stock options granted by the Company and the implied volatility of six-month exchange-traded options best reflects the expected volatility of VMS common stock going forward. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of VMS’s stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

As share-based compensation expense recognized in the Consolidated Statements of Earnings is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In fiscal years 2008, 2007 and 2006, the Company adjusted share-based compensation expense based on its actual forfeitures.

The table below summarizes the effect of recording share-based compensation expense under SFAS 123(R):

	Fiscal Years
(In thousands, except per share amounts)	2008	2007	2006
Cost of revenues—Product	$4,128	$4,496	$3,748
Cost of revenues—Service contracts and other	3,638	3,466	2,982
Research and development	4,701	4,958	4,338
Selling, general and administrative	28,527	31,967	29,779
Taxes on earnings	(13,565)	(15,177)	(13,945)

Net decrease in net earnings	$27,429	$29,710	$26,902

Increase (decrease) on:
Cash flows from operating activities	$(42,020)	$(19,678)	$(51,963)
Cash flows from financing activities	$42,020	$19,678	$51,963

During the years ended September 26, 2008, September 28, 2007 and September 29, 2006, total share-based compensation expense recognized in earnings before taxes was $41.0 million, $44.9 million and $40.8 million, respectively, and the total related recognized tax benefit was $13.6 million, $15.2 million and $13.9 million, respectively. Total share-based compensation expense capitalized as part of inventory as of September 26, 2008, September 28, 2007 and September 29, 2006 was $2.0 million, $2.5 million and $2.3 million, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Activity under the Company’s employee stock plans is presented below:

		Options Outstanding
(In thousands, except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at September 30, 2005 (12,761 options exercisable at a weighted average exercise price of $18.22)	6,950	16,606	$22.56
Granted(1)	(3,306)	2,634	50.40
Canceled, expired or forfeited(2)	172	(180)	36.06
Exercised	—	(3,949)	16.24

Balance at September 29, 2006 (11,455 options exercisable at a weighted average exercise price of $23.26)	3,816	15,111	$28.90
Authorized	2,650	—	—
Granted(1)	(3,371)	2,624	50.38
Canceled, expired or forfeited(2)	209	(199)	44.74
Exercised	—	(1,951)	17.47

Balance at September 28, 2007 (11,995 options exercisable at a weighted average exercise price of $28.92)	3,304	15,585	$33.75
Authorized	2,600	—	—
Granted(1)	(2,556)	1,175	52.51
Canceled, expired or forfeited(2)	175	(126)	49.97
Exercised	—	(4,677)	25.13

Balance at September 26, 2008	3,523	11,957	$38.79

(1)	The difference between the number of shares subject to options outstanding and the number of shares available for grant under the Company’s employee stock plans represents the granting of restricted performance shares, shares of restricted common stock and deferred stock units. Awards, other than stock options and stock appreciation rights, were counted against the shares available-for-grant limit as three shares for every one share awarded before February 16, 2007 and as 2.5 shares for every one awarded on February 16, 2007 and thereafter.

(2)	The difference between the number of shares subject to options outstanding and the number of shares available for grant under the Company’s employee stock plans represents: i) the cancellation of shares of restricted common stock that were tendered to VMS to satisfy employee tax withholding obligations for vested restricted common stock, ii) the cancellation of shares of restricted common stocks due to employee termination, iii) the cancellation of deferred stock units and iv) the cancellation of stock options granted prior to the Spin-Offs, which do not become available for grant following cancellation.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the year ended September 26, 2008, the total pre-tax intrinsic value of options exercised was $138 million. The following table summarizes information related to options outstanding and exercisable under the Company’s employee stock plans at September 26, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
(In thousands, except years and per-share amounts)
$3.88 – $13.89	264	0.6	$4.72	$14,911	264	0.6	$4.72	$14,911
$13.95 – $14.72	367	2.1	13.95	17,343	367	2.1	13.95	17,343
$14.73 – $21.27	1,020	3.1	17.94	44,090	1,020	3.1	17.94	44,090
$21.50 – $29.19	1,295	4.0	24.39	47,644	1,295	4.0	24.39	47,644
$32.10 – $39.85	3,321	5.4	35.96	83,752	3,321	5.4	35.96	83,752
$40.21 – $52.07	4,427	7.3	49.91	49,887	3,326	7.1	49.83	37,743
$52.08 – $65.84	1,263	6.4	53.22	10,051	141	6.7	57.70	493

Total	11,957	5.6	$38.79	$267,678	9,734	5.3	$35.91	$245,976

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on VMS’s closing stock price of $61.18 as of September 26, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

As of September 26, 2008, there was $23.0 million of total unrecognized compensation expense related to stock options granted under the Employee Stock Plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.5 years.

The activity for restricted stock, restricted performance shares and deferred stock units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Balance at September 30, 2005	409	$16.90
Granted	23	57.11
Vested	(365)	14.05
Cancelled or expired	(1)	39.11

Balance at September 29, 2006	66	$46.05
Granted	288	44.19
Vested	(5)	54.19
Cancelled or expired	(1)	50.66

Balance at September 28, 2007	348	$44.38
Granted	552	52.58
Vested	(61)	46.04
Cancelled or expired	(11)	52.36

Balance at September 26, 2008	828	$49.62

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During fiscal year 2001, VMS granted to several of its senior executives 363,632 restricted performance shares under the Omnibus Plan, which vested in November 2005. During fiscal year 2005, VMS granted to another senior executive and an employee 44,368 shares and 1,000 shares, respectively, of restricted common stock under the Omnibus Plan and the Second Amended 2005 Plan, respectively. The restricted common stock granted to the senior executive in fiscal year 2005 vests in cumulative installments of one-third every five years. The restricted common stock granted to the employee in fiscal year 2005 was cancelled in fiscal year 2006.

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

In fiscal year 2008, the Company awarded 17,307 deferred stock units to its non-employee directors, and 1,000 shares of deferred stock units were cancelled in fiscal year 2008. In addition, the Company granted to certain employees 534,882 shares of restricted stock, and 10,404 shares of restricted stock were cancelled in fiscal year 2008. The restricted stock granted to employees vests annually over periods of up to three years. The deferred stock units vest over a period of one year and the shares will be delivered to each director on the earlier of three years after the grant date or upon departure from the Board of Directors.

Stock compensation for restricted common stock and deferred stock units is measured at the stock’s fair value on the date of grant and is amortized over their respective vesting periods. For fiscal years 2008, 2007 and 2006, VMS recognized total stock based compensation expense related to restricted stock and restricted performance shares of $8.0 million, $1.8 million and $0.3 million, respectively.

In addition, the Company recognized $0.9 million, $0.9 million and $0.6 million of compensation expense related to deferred stock units in fiscal years 2008, 2007 and 2006, respectively.

As of September 26, 2008, unrecognized compensation expense totaling $31.6 million was related to restricted stock and deferred stock units granted under the Company’s employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 3.1 years. The 60,661 shares that vested during the year ended September 26, 2008 were deferred stock units and restricted stock, and the total fair value of these shares upon vesting was $3.4 million. The Company withheld 19,571 shares (fair value of approximately $1.1 million) for employees’ minimum withholding taxes at vesting.

Because amounts related to employee stock plans of Research Instruments, which is classified as a discontinued operation, were not material for any period presented, the Company has not segregated them from continuing operations in this note. See Note 15 “Discontinued Operations and Assets Held for Sale” for a detailed discussion.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employee Stock Purchase Plan

VMS has an Employee Stock Purchase Plan (the “ESPP”) under which common stock can be issued to substantially all employees in the United States. The participants’ purchase price for VMS common stock under the ESPP is the lower of 85% of the closing market price on the first trading day of each six-month period in the fiscal year or the last trading day of the same six-month period. VMS issued approximately 296,000 shares for $11.2 million in fiscal year 2008, 275,000 shares for $10.4 million in fiscal year 2007 and 245,000 shares for $9.6 million in fiscal year 2006 under the ESPP. At September 26, 2008, 4,470,310 shares were available for issuance under the ESPP.

12. TAXES ON EARNINGS

The Company accounts for income taxes using SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 provides for an asset and liability approach under which deferred income taxes are based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

Taxes on earnings from continuing operations were as follows:

	Fiscal Years Ended
(In millions)	2008	2007	2006
Current provision:
Federal	$75.6	$67.6	$85.6
State and local	10.1	9.5	10.3
Foreign	42.0	23.4	43.2

Total current	127.7	100.5	139.1

Deferred provision (benefit):
Federal	(0.7)	(12.9)	(51.7)
State and local	(1.0)	0.3	(10.4)
Foreign	4.8	15.2	(1.9)

Total deferred	3.1	2.6	(64.0)

Taxes on earnings	$130.8	$103.1	$75.1

Earnings from continuing operations before taxes are generated from the following geographic areas:

	Fiscal Years Ended
(In millions)	2008	2007	2006
United States	$195.6	$165.0	$117.9
Foreign	230.4	181.0	200.8

	$426.0	$346.0	$318.7

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effective tax rate differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Years Ended
	2008	2007	2006
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	1.6	1.6	1.4
Non-U.S. income taxed at different rates, net	(4.7)	(5.5)	(5.3)
Repatriation of foreign earnings under the Jobs Creation Act of 2004	—	—	(3.8)
Adjustment of prior years’ deferred tax assets and liabilities related to state income taxes	—	—	(2.3)
Resolution of tax contingencies due to lapses of statute of limitations	(0.9)	(0.7)	(1.0)
Other	(0.3)	(0.6)	(0.4)

Effective tax rate	30.7%	29.8%	23.6%

During fiscal years 2008, 2007 and 2006, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that, on average, are lower than the U.S. federal rate. This reduction is partly offset by the fact that the Company’s domestic earnings are also subject to state income taxes. During fiscal 2006, the Company also recorded the following one-time tax benefits: (i) the repatriation of foreign earnings under the American Jobs Creation Act of 2004 (the “Jobs Creation Act’), and (ii) a deferred tax asset adjustment for certain prior years’ state and federal temporary differences.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant components of deferred tax assets and liabilities are as follows:

(In millions)	September 26, 2008	September 28, 2007
Deferred Tax Assets:
Deferred revenues	$56.4	$39.3
Deferred compensation	26.5	26.9
Product Warranty	14.0	14.7
Inventory adjustments	24.4	19.3
Equity-based compensation	35.9	27.9
Environmental Reserve	8.5	8.9
Net operating loss carryforwards	17.7	10.4
Contingent loss reserve	8.5	10.9
Other	16.0	10.9

	207.9	169.2
Valuation allowance	(20.8)	(18.0)

Total deferred tax assets	187.1	151.2

Deferred Tax Liabilities:
Goodwill amortization	(19.0)	(15.8)
Accelerated depreciation	(7.8)	(3.0)
Other	(5.8)	(5.5)

Total deferred tax liabilities	(32.6)	(24.3)

Net deferred tax assets	$154.5	$126.9

Reported As:
Net current deferred tax assets	131.0	106.7
Net long-term deferred tax assets	43.1	38.5
Net current deferred tax liabilities (included in “Accrued Expenses”)	(8.6)	(6.7)
Net long-term deferred tax liabilities (included in “Other long-term liabilities”)	(11.0)	(11.6)

Net deferred tax assets	$154.5	$126.9

The Company has not provided for U.S. federal income and foreign withholding taxes on $512.9 million of cumulative undistributed earnings of non-U.S. subsidiaries. Such earnings are intended to be reinvested in the non-U.S. subsidiaries for an indefinite period of time. If such earnings were not considered to be reinvested indefinitely, additional deferred taxes of approximately $89.1 million would be provided. Where excess cash has accumulated in the Company’s non-U.S. subsidiaries and it is advantageous for tax or foreign exchange reasons, subsidiary earnings are remitted.

The Company has federal net operating loss carryforwards of approximately $4.6 million expiring between 2017 and 2027. The federal net operating loss carryforwards are subject to an annual limitation of approximately $0.2 million per year. The Company has state net operating loss carryforwards of $27.7 million expiring between 2009 and 2028. The Company has foreign net operating loss carryforwards of $48.4 million with an indefinite life. Of this amount, $27.2 million is unavailable to the Company under local loss utilization rules.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The valuation allowance increased by $2.8 million during fiscal 2008. Of the ending valuation allowance of $20.8 million, $15.6 million is attributable to ACCEL’s deferred tax assets as of the acquisition date which, if recognized, will be allocated to reduce goodwill; and $0.9 million is attributable to the tax benefit of share-based compensation which, if recognized, will be allocated directly to paid-in-capital.

Income taxes paid were as follows:

	Fiscal Years Ended
(In millions)	2008	2007	2006
Federal income taxes paid, net	$75.7	$49.7	$2.7
State income taxes paid, net	8.5	4.9	1.6
Foreign income taxes paid, net	33.6	43.4	44.1

Total	$117.8	$98.0	$48.4

Effective as of the beginning of fiscal year 2008, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that, based on the technical merits, the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

As a result of the adoption of FIN 48, the Company decreased retained earnings by $19.1 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $76.7 million. Of this amount, $50.9 million would have affected the effective tax rate if recognized. The difference would have been offset by changes to deferred tax assets and liabilities. As of September 26, 2008, the total amount of gross unrecognized tax benefits was $78.4 million. Of this amount, $56.0 million would affect the effective tax rate if recognized. The difference would be offset by changes to deferred tax assets and liabilities.

The following table reflects the changes in the Company’s unrecognized tax benefits during the year:

(In millions)	Fiscal Years Ended 2008
Unrecognized tax benefits balance at September 29, 2007 (date of adoption)	$76.7
Additions based on tax positions related to a prior year	2.9
Reductions based on tax positions related to a prior year	(6.1)
Additions based on tax positions related to the current year	8.9
Reductions based on tax positions related to the current year	(0.4)
Settlements	(1.1)
Reductions resulting from lapses of the applicable statute of limitations	(2.5)

Unrecognized tax benefits balance at September 26, 2008	$78.4

It is reasonably possible that the Company’s unrecognized tax benefits will decrease within the next 12 months. Unrecognized tax benefits of approximately $9 million related to the character and taxability of certain items of foreign income may be reduced if the statute of limitations for the relevant taxing authority to examine and challenge the position expires as expected. Unrecognized tax benefits of

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

approximately $15.2 million related to the tax treatment of certain timing differences may be reduced if the IRS consents to a tax accounting method change that the Company has requested.

The Company historically classified unrecognized tax benefits in current taxes payable, which is included in “Accrued Expenses.” As a result of adoption of FIN 48, the Company reclassified unrecognized tax benefits to “Other Long-term Liabilities.”

The Company’s policy to include interest and penalties related to unrecognized tax benefits within “Taxes on Earnings” on the Condensed Consolidated Statements of Earnings did not change as a result of adopting FIN 48. As of the date of adoption of FIN 48, the Company had accrued $12.7 million for the payment of interest and penalties related to unrecognized tax benefits. As of September 26, 2008, the Company had accrued $11.4 million for the payment of interest and penalties related to unrecognized tax benefits. A net benefit of $1.3 million related to interest and penalties was included in “Taxes on Earnings.”

The Company files U.S. federal, U.S. state, and foreign tax returns. The Company’s U.S. federal tax returns are generally no longer subject to tax examinations for years prior to 2003. The Company has significant operations in Switzerland. The Company’s Swiss tax returns are generally no longer subject to tax examinations for years prior to 2004. For U.S. states and other foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to 2002.

13. BUSINESS COMBINATIONS

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

In the quarter ended March 30, 2007, the Company recorded the preliminary purchase price allocation for this acquisition. In September 2007, the Company completed its purchase price allocation of ACCEL related to a contingency that was associated with an unresolved lawsuit, existing at the time of the acquisition. As part of the settlement of this lawsuit, the Company agreed to perform under a contract for a fixed price. From January to September 2007, the Company was gathering information related to the expected cost of satisfying this contract commitment and completed its assessment as of September 28, 2007. As a result, the Company recorded an additional loss related to this contingency of €25.6 million, or approximately $36.1 million, based on the exchange rate as of September 28, 2007, in “Accrued Liabilities” and a reduction to net deferred tax liabilities of $2.7 million, with a corresponding net increase in goodwill of approximately $33.4 million. The final purchase price allocation of ACCEL includes a total contingent loss accrual of €28.3 million, or approximately $40 million, based on the exchange rate as of September 28, 2007. If the actual costs related to the contingency exceeded the estimated amount or if the estimated loss increases subsequent to September 28, 2007, the variances would be recognized in the Consolidated Statement of Earnings in the periods these variances arise.

In May 2007, the Company acquired all of the outstanding equity of Bio-Imaging Research, Inc. (“BIR”), a privately-held supplier of x-ray imaging products for security and inspection, for $21.9 million. The acquisition enables the Company to offer security and inspection customers x-ray imaging detectors and image processing software in addition to its existing line of specialized linear accelerators for cargo screening, inspection and non-destructive testing. BIR operates under the Company’s SIP business.

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

The consolidated financial statements include the operating results of ACCEL from January 1, 2007, as specified in the purchase agreement, and include the operating results of BIR from May 23, 2007, the closing date for the acquisition. Pro forma results of operations have not been presented because the acquisitions were not significant.

14. SEGMENT INFORMATION

Description of Segments

The Company’s operations are grouped into two reportable operating segments: Oncology Systems and X-ray Products. These reportable operating segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. The Company’s Ginzton Technology Center (“GTC”) and SIP business (which includes BIR) and the ACCEL Proton Therapy business are reflected in the “Other” category because these operations do not meet the criteria of a reportable operating segment as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.

The Oncology Systems business segment, designs, manufactures, sells and services hardware and software products for radiation treatment of cancer. Products include linear accelerators, brachytherapy afterloaders, treatment simulation and verification equipment and accessories, as well as information management, treatment planning and image processing software. These products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy treatments and offer the advanced treatment processes of fixed field intensity-modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), volumetric modulated arc therapy, (“VMAT”), and stereotactic radiotherapy, as well as to treat patients using brachytherapy techniques, which involve radiation treatment of tumors with implanted radioactive sources. Oncology Systems’ products are also used by neurosurgeons to perform stereotactic radiosurgery. Oncology Systems’ customers include comprehensive cancer treatment clinics, university research and community hospitals, private and governmental institutions, healthcare agencies, doctors’ offices and cancer care clinics worldwide.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The X-ray Products business segment, designs, manufactures and sells x-ray imaging components and subsystems, namely: (i) x-ray tubes for use in a range of applications including computed tomography (“CT”), scanning, radioscopic or fluoroscopic imaging, mammography, special procedures and industrial applications; and (ii) flat panel detectors for filmless x-ray imaging, which is an alternative to image intensifier tubes for fluoroscopy and x-ray film and computed radiography (“CR”) systems for radiography. X-ray tubes and flat panel detectors are sold to a limited number of large imaging systems original equipment manufacturers (“OEMs”) that incorporate these x-ray imaging components and subsystems into their medical diagnostic imaging systems and industrial imaging systems. X-ray tubes are also sold directly to end-users for replacement purposes. Flat panel detectors are also being incorporated into next generation imaging equipment, including equipment for IGRT and for dental CT scanning and veterinary x-ray imaging.

The Company has three other businesses that are reported together. SIP designs, manufactures, sells and services Linatron® x-ray accelerators, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination for a variety of applications. SIP also designs, manufactures, sells and services IntellX™, an imaging product for cargo screening. The Company generally sells SIP products to OEMs who incorporate its products into their inspection systems, which are then sold to customs and other government agencies, as well as to commercial private parties in the casting, power, aerospace, chemical, petro-chemical and automotive industries.

The ACCEL Proton Therapy business develops, designs, manufactures and services products and systems for delivering proton therapy, another form of external beam radiation therapy using proton beams for the treatment of cancer. In the fourth quarter of fiscal year 2008, the Company approved a plan to sell Research Instruments in order to focus exclusively on the development of the ACCEL Proton Therapy business. Research Instruments develops, manufactures and services highly customized components and systems primarily for national research laboratories worldwide for physics research. In accordance with the provisions of SFAS 144, Research Instruments became an asset group held for sale in the fourth quarter of fiscal year 2008. Accordingly, the Company has segregated the assets and liabilities and operating results of Research Instruments from continuing operations on the Consolidated Balance Sheets and on the Consolidated Statement of Earnings all periods presented. Segment data does not include amounts for discontinued operations. Research Instruments was previously included in the “Other” category. See Note 15 “Discontinued Operations and Assets Held for Sale” for detailed discussion.

Through the Ginzton Technology Center (“GTC”), the Company continues to invest in developing technologies that enhance its current businesses or may lead to new business areas, including next generation digital x-ray imaging technology, volumetric and functional imaging, improved x-ray sources and technology for security and cargo screening applications. In addition, GTC is developing technologies and products that are designed to improve disease management by more precise targeting of radiation, as well as by employing targeted energy and molecular agents to enhance the effectiveness and broaden the application of radiation therapy.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Segment Data

	Revenues			Operating Earnings
(In millions)	2008	2007	2006	2008	2007	2006
Oncology Systems	$1,672	$1,440	$1,336	$412	$340	$319
X-ray Products	305	258	228	73	61	44

Total reportable segments	1,977	1,698	1,564	485	401	363
Other	93	57	34	2	(7)	(5)
Corporate	—	—	—	(68)	(55)	(49)

Total company	$2,070	$1,755	$1,598	$419	$339	$309

	Depreciation & Amortization			Capital Expenditures
(In millions)	2008	2007	2006	2008	2007	2006
Oncology Systems	$16	$15	$16	$22	$36	$16
X-ray Products	6	5	5	7	6	12

Total reportable segments	22	20	21	29	42	28
Other	3	2	1	16	2	1
Corporate	11	10	8	37	19	12

Total company	$36	$32	$30	$82	$63	$41

	Total Assets			Goodwill
	2008	2007	2006	2008	2007	2006
Oncology Systems	$897	$863	$828	$125	$125	$120
X-ray Products	143	119	96	3	1	1

Total reportable segments	1,040	982	924	128	126	121
Other	155	120	2	81	80	—
Corporate	759	547	586	—	—	—

Total company	$1,954	$1,649	$1,512	$209	$206	$121

The reconciliation of segment operating results information to the Company’s earnings from continuing operations before taxes was as follows:

(In millions)	2008	2007	2006
Earnings from operations before taxes:
Oncology Systems	$412	$340	$319
X-ray Products	73	61	44

Total reportable segments	485	401	363
Other	2	(7)	(5)
Corporate	(68)	(55)	(49)
Interest income, net	7	7	10

Total company	$426	$346	$319

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Geographic Information

	Revenues			Long-Lived Assets
(In millions)	2008	2007	2006	2008	2007	2006
United States	$964	$836	$777	$172	$126	$110
International	1,106	919	821	46	42	20

Total company	$2,070	$1,755	$1,598	$218	$168	$130

The Company operates various manufacturing and marketing operations outside the United States. Allocation between domestic and foreign revenues is based on final destination of products sold. No single foreign country represented 10% or more of the Company’s total revenues for fiscal years 2008, 2007 and 2006. Revenues between geographic areas are accounted for at cost plus prevailing markups arrived at through negotiations between profit centers. Intercompany and intracompany profits are eliminated in consolidation.

15. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In September 2008, the Company approved a plan to sell the Research Instruments business, which develops, manufactures and services highly customized scientific instrument components and systems for fundamental and applied physics research primarily for national research laboratories worldwide. The Company acquired ACCEL in January 2007 primarily to expand its product offerings in proton therapy. Research Instruments was previously included in ACCEL, which is reported under the “Other” category in the Company’s Consolidated Financial Statements. The Company decided to sell Research Instruments in order to focus exclusively on the development of its ACCEL proton therapy business. The Company expects that the sale of Research Instruments will be completed within a year from September 2008. The Company also expects that, in connection with the sale of Research Instruments, the Company will purchase from the buyers certain inventory parts for a period of approximately two years. The inventory purchases are not expected to have a significant impact on the cash flows of Research Instruments.

In accordance with the provisions of SFAS 144, the Company classified the assets and liabilities of Research Instruments as “assets held for sale” and “liabilities held for sale” in the Consolidated Balance Sheets and classified its operating results as a discontinued operation in the Consolidated Statement of Earnings for all periods presented. Because the amounts related to Research Instruments are not material in the Consolidated Statement of Cash Flows and in the Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for all periods presented, the Company has not segregated them from continuing operations.

Total revenues of Research Instruments, reported in discontinued operations, for the years ended September 26, 2008 and September 28, 2007 were $35.2 million and $21.6 million, respectively. Loss reported in discontinued operations, for the years ended September 26, 2008 and September 28, 2007 was $15.8 million and $3.4 million, respectively. In fiscal year 2008, loss from operations of discontinued operations included goodwill impairment and impairment of long-lived assets related to Research Instruments business.

In fiscal year 1995, Varian Associates, Inc. completed the sale of its Electron Devices business segment. The transaction was accounted for as discontinued operations. In fiscal year 2006, the Company recognized a pre-tax gain from discontinued operations of $2.5 million and a related tax expense of $1.0 million. The net gain of $1.5 million resulted from the release of a reserve for certain contingencies

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

associated with the Electron Devices business segment. As of September 29, 2006, the Company did not have any asset or liability related to the Electron Devices business segment.

16. SUBSEQUENT EVENTS

In October 2008, to support the growth in our operations and our longer term objective of co-locating our operations, we consummated an agreement with VI for their surrender to us, for $21 million to be paid over a two-year period, of their sublease of a building containing approximately 210,000 square feet of floor space and the related leasehold interest for the land, which extends to 2056, located adjacent to our corporate headquarter in Palo Alto, California.

On November 10, 2008, the Company amended and restated the revolving credit facility with BofA, the Amended BofA Credit Facility. The Company increased the line of credit to $150 million and secured a portion of the facility with a pledge of stock issued by certain of the Company’s present and future subsidiaries that are deemed to be material subsidiaries under the terms of the Amended BofA Credit Facility. As of November 10, 2008, the Company has pledged to BofA 65% of the voting shares that it holds in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary. The Amended BofA Credit Facility may be used for working capital, capital expenditures, permitted acquisitions and other lawful corporate purposes. The Amended BofA Credit Facility will expire, if not extended by mutual agreement of the Company and BofA, on November 10, 2011. Borrowings under the Amended BofA Credit Facility accrue interest either (i) based on LIBOR plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA, or (ii) based upon a base rate of either the federal funds rate plus 0.5% or BofA’s announced prime rate, whichever is greater, minus a margin of 0.5% to 0% based on a leverage ratio involving funded indebtedness and EBITDA, depending upon our instructions to BofA. We may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate are adjustable daily. The Amended BofA Credit Facility contains customary affirmative and negative covenants for facilities of this type. We have also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets. On November 10, 2008, the Japanese BofA Credit Facility was terminated.

On November 17, 2008, VMS announced that its Board of Directors had authorized the repurchase of an additional 8,000,000 shares of VMS common stock from January 1, 2009 through December 31, 2009.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year 2008
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenue	$451.2	$518.4	$507.4	$592.7	$2,069.7

Gross margin	$191.1	$211.6	$212.3	$262.5	$877.5

Net earnings from continuing operations	$58.2	$72.9	$77.1	$87.1	$295.3

Net loss from discontinued operations	$(2.7)	$(1.6)	$(2.9)	$(8.6)	$(15.8)

Net earnings	$55.5	$71.3	$74.2	$78.5	$279.5

Net earnings (loss) per share—basic:
Continuing operations	$0.47	$0.58	$0.62	$0.70	$2.37

Discontinued operations	$(0.03)	$(0.01)	$(0.02)	$(0.07)	$(0.13)

Net earnings per share	$0.44	$0.57	$0.60	$0.63	$2.24

Net earnings (loss) per share—diluted:
Continuing operations	$0.46	$0.57	$0.61	$0.68	$2.31

Discontinued operations	$(0.03)	$(0.01)	$(0.03)	$(0.06)	$(0.12)

Net earnings per share	$0.43	$0.56	$0.58	$0.62	$2.19

	Fiscal Year 2007
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenue	$387.9	$435.0	$415.7	$516.5	$1,755.1

Gross margin	$160.2	$184.5	$169.7	$218.5	$732.9

Net earnings from continuing operations	$49.5	$62.1	$51.5	$79.8	$242.9

Net loss from discontinued operation	$—	$(1.1)	$(1.1)	$(1.2)	$(3.4)

Net earnings	$49.5	$61.0	$50.4	$78.6	$239.5

Net earnings (loss) per share—basic:
Continuing operations	$0.38	$0.48	$0.41	$0.64	$1.91

Discontinued operations	$—	$—	$(0.01)	$(0.01)	$(0.03)

Net earnings per share	$0.38	$0.48	$0.40	$0.63	$1.88

Net earnings (loss) per share—diluted:
Continuing operations	$0.37	$0.47	$0.40	$0.62	$1.86

Discontinued oprations	$—	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Net earnings per share	$0.37	$0.46	$0.39	$0.61	$1.83

The operating results of Research Instruments are presented as a discontinued operation for all periods. See Note 15 “Discontinued Operations and Assets Held for Sale” for detailed discussion.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 26, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of September 26, 2008. PricewaterhouseCoopers LLP has issued an attestation report on the Company’s internal control over financial reporting as of September 26, 2008, which appears immediately after this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Varian Medical Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Varian Medical Systems, Inc. and its subsidiaries at September 26, 2008 and September 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 26, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 26, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation for the year that began on October 1, 2005. As discussed in Note 9 to the consolidated financial statements, effective September 28, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R) and changed its method of accounting for certain defined benefit plans. As discussed in Note 12 to the consolidated financial statements, effective September 28, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in income Taxes, an Interpretation of financial Accounting Standard No. 109 and changed its method of accounting in uncertainty for income taxes.

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

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

November 24, 2008

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Report of management on internal control over financial reporting. The information required to be furnished pursuant to this item is set forth under the caption “Report of Management on Internal Control over Financial Reporting” on page 115 of this Annual Report on Form 10-K.

(c)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)	Certificates. Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rule 13a-14(a) of the Exchange Act are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K. The information required by this item with respect to our directors, our Audit Committee and its members, and audit committee financial expert is incorporated by reference from our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.” The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the caption “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a Code of Business Ethics that applies to all of our executive officers and directors. The Code of Business Ethics is posted on our website. The Internet address for our website is http://www.varian.com, and the Code of Business Ethics may be found as follows:

1.	From our main web page, first click “Investors.”

2.	Next click on “Corporate Governance” in the left hand navigation bar.

3.	Finally, click on “Code of Ethics.”

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

Furthermore, since our common stock is listed on the NYSE, our Chief Executive Officer is required to make, and he has made as of April 11, 2008, an Annual Certification to the NYSE in accordance with Section 303A of the NYSE Listed Company Manual stating that he was not aware of any violations by us of the NYSE corporate governance listing standards.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the caption “Compensation of the Named Executive Officers and Directors.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of September 26, 2008 with respect to the shares of VMS common stock that may be issued under existing equity compensation plans.

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	8,739,849	(1)	$42.25	7,993,139	(2)
Equity compensation plans not approved by security holders(3)	3,216,925		$29.39	—

Total	11,956,774		$38.79	7,993,139

(1)	Consists of awards granted under the Omnibus Stock Plan, the 2005 Omnibus Stock Plan, the Amended and Restated 2005 Omnibus Stock Plan and the Second Amended and Restated 2005 Omnibus Stock Plan, as amended. Effective February 17, 2005, no further grants can be made under the Omnibus Stock Plan.

(2)	Includes 4,470,310 shares available for future issuance under the Employee Stock Purchase Plan.

(3)	Consists of awards granted under the 2000 Stock Option Plan. Effective February 17, 2005, no further grants can be made under the 2000 Stock Option Plan.

The 2000 Stock Option Plan was intended to supplement the Omnibus Stock Plan. The 2000 Stock Option Plan is similar to the Omnibus Stock Plan in all material respects, with the exception that awards under the 2000 Stock Option Plan could not be made to directors or officers of the Company. For a description of the material features of the Omnibus Stock Plan and the 2000 Stock Option Plan, see Note 11 “Employee Stock Plans” of the Notes to the Consolidated Financial Statements.

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of management is incorporated by reference from our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the caption “Stock Ownership—Beneficial Ownership of Certain Stockholders, Directors and Executive Officers.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item with respect to certain relationships and related transactions is incorporated by reference from our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.” The information required by this item with respect to director and committee member independence is incorporated by reference from our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.”

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the caption “Proposal Four—Ratification of the Appointment of Our Independent Registered Public Accounting Firm.”

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

The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2008, 2007 and 2006 is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries.

Schedule
II	Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(3)	Exhibits:

Exhibit Number	Description
2	Amended and Restated Distribution Agreement, dated as of January 14, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 2 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
3.2	Registrant’s By-Laws, as amended, effective November 17, 2005 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on November 23, 2005).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

Exhibit Number	Description
4.2	Rights Agreement dated as of November 20, 1998 between the Registrant and First Chicago Trust Company of New York, as Rights Agent, including the Form of Rights Certificate (together with Election to Exercise) attached thereto as Exhibit A, the form of Certificate of Designation and Terms of Participating Preferred Stock of the Registrant attached thereto as Exhibit B (incorporated by reference to Exhibit No. 1 to the Registrant’s Registration Statement on Form 8-A filed on November 23, 1998 with respect to the NYSE, File No. 1-7598), the First Amendment to Rights Agreement dated as of April 1, 1999 (incorporated by reference to Exhibit No. 2 to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A/A filed on April 1, 1999 with respect to the NYSE, File No. 1-7598), the Second Amendment to Rights Agreement dated as of August 17, 2001 (incorporated by reference to Exhibit No. 3 to the Registrant’s Amendment No. 2 to Registration Statement on Form 8-A/A-2 filed on November 6, 2001 with respect to the NYSE, File No. 1-7598), the Third Amendment to Rights Agreement dated as of November 16, 2001 (incorporated by reference to Exhibit No. 4 to the Registrant’s Amendment No. 3 to Registration Statement on Form 8-A/A-3 filed on January 4, 2002 with respect to the NYSE, File No. 1-7598), the Fourth Amendment to Rights Agreement dated as of January 15, 2002 (incorporated by reference to Exhibit No. 5 to the Registrant’s Amendment No. 4 to Registration Statement on Form 8-A/A-4 filed on January 22, 2002 with respect to the NYSE, File No. 1-7598) and the Fifth Amendment to Rights Agreement dated as of July 30, 2004 (incorporated by reference to Exhibit No. 6 to the Registrant’s Amendment No. 5 to Registration Statement on Form 8-A/A-5 filed on July 30, 2004 with respect to the NYSE, File No. 1-7598).
10.1†	Registrant’s Amended and Restated Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.2†	Registrant’s Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.3†	Form of Registrant’s Indemnity Agreement with the directors and executive officers (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.4†	Form of Registrant’s Change in Control Agreement for Chief Executive Officer (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.5†	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel) (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.6†	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.7†	Form of Registrant’s Change in Control Agreement for Key Employees (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.8*	Form of Amendment to the Change in Control Agreement for Chief Executive Officer, Senior Executives (Chief Financial Officer and General Counsel), Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) and Key Employees.

Exhibit Number	Description
10.9	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 2, 1999, between the Registrant and Prudential Insurance Company of America (certain exhibits and schedules omitted) (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.10	Employee Benefits Allocation Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
10.11	Intellectual Property Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.2 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
10.12	Tax Sharing Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.3 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
10.13†	Registrant’s Frozen Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.17 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2000, File No. 1-7598).
10.14†	Registrant’s 2005 Deferred Compensation Plan (incorporated by reference to Exhibit No. 99.3 of the Registrant’s Current Report on Form 8-K filed on November 23, 2005, File No. 1-7598).
10.15†*	Registrant’s Management Incentive Plan.
10.16†	Registrant’s Retirement Plan (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Registration Statement on Form S-8 filed on March 14, 2001, and amended June 20, 2001, Registration No. 333-57012).
10.17†	Registrant’s Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.18†	Registrant’s Employment Letter dated September 17, 2004 with Dow R. Wilson as Corporate Vice President and President, Oncology Systems, effective January 10, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended December 31, 2004, File No. 1-7598).
10.19†	Amendment to the Registrant’s Employment Letter dated August 5, 2005 with Dow R. Wilson (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 1, 2005, File No. 1-7598)
10.20†*	Description of Certain Compensatory Arrangements between the Registrant and its Executive Officers and Directors as of November 14, 2008.
10.21†	Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2007, File No. 1-7598).
10.22†	Amendment No. 1 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 27, 2008, File No. 1-7598).
10.23†*	Amendment No. 2 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan.

Exhibit Number	Description
10.24†	Form of Registrant’s Restricted Stock Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 29, 2007, File No. 1-7598).
10.25†	Form of Registrant’s Nonqualified Stock Option Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.22 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2007, File No. 1-7598).
10.26†	Form of Registrant’s Nonqualified Stock Option Agreement for Officers under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.23 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2007, File No. 1-7598).
10.27†	Form of Registrant’s Nonqualified Stock Option Agreement for Directors under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Option Plan (incorporated by reference to Exhibit No. 10.24 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2007, File No. 1-7598).
10.28†*	Form of Registrant’s Grant Agreement for Deferred Stock Units under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan.
10.29++	Credit Agreement entered into as of July 27, 2007 by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.27 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2007, File No. 1-7598).
21*	List of Subsidiaries.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory arrangement.

*	Filed herewith.

++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 24, 2008

VARIAN MEDICAL SYSTEMS, INC.

By:	/S/ ELISHA W. FINNEY

Elisha W. Finney Senior Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date

/S/ TIMOTHY E. GUERTIN Timothy E. Guertin	President and Chief Executive Officer and Director (Principal Executive Officer)	November 24, 2008

/S/ ELISHA W. FINNEY Elisha W. Finney	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	November 24, 2008

/S/ TAI-YUN CHEN Tai-yun Chen	Corporate Vice President, Finance and Corporate Controller (Principal Accounting Officer)	November 24, 2008

/S/ RICHARD M. LEVY Richard M. Levy	Chairman of the Board	November 24, 2008

/S/ SUSAN L. BOSTROM Susan L. Bostrom	Director	November 24, 2008

/S/ JOHN SEELY BROWN John Seely Brown	Director	November 24, 2008

/S/ R. ANDREW ECKERT R. Andrew Eckert	Director	November 24, 2008

/S/ MARK R. LARET Mark R. Laret	Director	November 24, 2008

/S/ DAVID W. MARTIN, JR. David W. Martin, Jr.	Director	November 24, 2008

Signature	Capacity	Date

/S/ RUEDIGER NAUMANN-ETIENNE Ruediger Naumann-Etienne	Director	November 24, 2008

/S/ KENT J. THIRY Kent J. Thiry	Director	November 24, 2008

/S/ VENKATRAMAN THYAGARAJAN Venkatraman Thyagarajan	Director	November 24, 2008

Schedule II

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Description	Balance at Beginning of Period	Charged to Bad Debt Expense	Write-Offs/ Adjustments Charged to Allowance	Balance at End of Period
		(In thousands)
2008	Allowance for doubtful accounts receivable	$3,859	$250	$999	$3,110
2007	Allowance for doubtful accounts receivable	$4,473	$1,086	$1,700	$3,859
2006	Allowance for doubtful accounts receivable	$5,138	$278	$943	$4,473

Fiscal Year	Description	Balance at Beginning of Period	Increases	Deductions	Balance at End of Period
		(In thousands)
2008	Valuation allowance for deferred tax assets	$17,951	$3,783	$977	$20,757
2007	Valuation allowance for deferred tax assets	$1,608	$16,435	$92	$17,951
2006	Valuation allowance for deferred tax assets	$712	$896	$0	$1,608

EXHIBIT INDEX

Exhibit Number	Description
2	Amended and Restated Distribution Agreement, dated as of January 14, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 2 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
3.2	Registrant’s By-Laws, as amended, effective November 17, 2005 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on November 23, 2005).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
4.2	Rights Agreement dated as of November 20, 1998 between the Registrant and First Chicago Trust Company of New York, as Rights Agent, including the Form of Rights Certificate (together with Election to Exercise) attached thereto as Exhibit A, the form of Certificate of Designation and Terms of Participating Preferred Stock of the Registrant attached thereto as Exhibit B (incorporated by reference to Exhibit No. 1 to the Registrant’s Registration Statement on Form 8-A filed on November 23, 1998 with respect to the NYSE, File No. 1-7598), the First Amendment to Rights Agreement dated as of April 1, 1999 (incorporated by reference to Exhibit No. 2 to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A/A filed on April 1, 1999 with respect to the NYSE, File No. 1-7598), the Second Amendment to Rights Agreement dated as of August 17, 2001 (incorporated by reference to Exhibit No. 3 to the Registrant’s Amendment No. 2 to Registration Statement on Form 8-A/A-2 filed on November 6, 2001 with respect to the NYSE, File No. 1-7598), the Third Amendment to Rights Agreement dated as of November 16, 2001 (incorporated by reference to Exhibit No. 4 to the Registrant’s Amendment No. 3 to Registration Statement on Form 8-A/A-3 filed on January 4, 2002 with respect to the NYSE, File No. 1-7598), the Fourth Amendment to Rights Agreement dated as of January 15, 2002 (incorporated by reference to Exhibit No. 5 to the Registrant’s Amendment No. 4 to Registration Statement on Form 8-A/A-4 filed on January 22, 2002 with respect to the NYSE, File No. 1-7598) and the Fifth Amendment to Rights Agreement dated as of July 30, 2004 (incorporated by reference to Exhibit No. 6 to the Registrant’s Amendment No. 5 to Registration Statement on Form 8-A/A-5 filed on July 30, 2004 with respect to the NYSE, File No. 1-7598).
10.1†	Registrant’s Amended and Restated Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.2†	Registrant’s Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.3†	Form of Registrant’s Indemnity Agreement with the directors and executive officers (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.4†	Form of Registrant’s Change in Control Agreement for Chief Executive Officer (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.5†	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel) (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).

Exhibit Number	Description
10.6†	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.7†	Form of Registrant’s Change in Control Agreement for Key Employees (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.8*	Form of Amendment to the Change in Control Agreement for Chief Executive Officer, Senior Executives (Chief Financial Officer and General Counsel), Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) and Key Employees.
10.9	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 2, 1999, between the Registrant and Prudential Insurance Company of America (certain exhibits and schedules omitted) (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.10	Employee Benefits Allocation Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
10.11	Intellectual Property Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.2 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
10.12	Tax Sharing Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.3 to the Registrant’s Form 8-K Current Report dated as of April 2, 1999, File No. 1-7598).
10.13†	Registrant’s Frozen Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.17 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2000, File No. 1-7598).
10.14†	Registrant’s 2005 Deferred Compensation Plan (incorporated by reference to Exhibit No. 99.3 of the Registrant’s Current Report on Form 8-K filed on November 23, 2005, File No. 1-7598).
10.15†*	Registrant’s Management Incentive Plan.
10.16†	Registrant’s Retirement Plan (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Registration Statement on Form S-8 filed on March 14, 2001, and amended June 20, 2001, Registration No. 333-57012).
10.17†	Registrant’s Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.18†	Registrant’s Employment Letter dated September 17, 2004 with Dow R. Wilson as Corporate Vice President and President, Oncology Systems, effective January 10, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended December 31, 2004, File No. 1-7598).
10.19†	Amendment to the Registrant’s Employment Letter dated August 5, 2005 with Dow R. Wilson (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 1, 2005, File No. 1-7598).

Exhibit Number	Description
10.20†*	Description of Certain Compensatory Arrangements between the Registrant and its Executive Officers and Directors as of November 14, 2008.
10.21†	Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2007, File No. 1-7598).
10.22†	Amendment No. 1 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 27, 2008, File No. 1-7598).
10.23†*	Amendment No. 2 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan.
10.24†	Form of Registrant’s Restricted Stock Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 29, 2007, File No. 1-7598).
10.25†	Form of Registrant’s Nonqualified Stock Option Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.22 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2007, File No. 1-7598).
10.26†	Form of Registrant’s Nonqualified Stock Option Agreement for Officers under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.23 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2007, File No. 1-7598).
10.27†	Form of Registrant’s Nonqualified Stock Option Agreement for Directors under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Option Plan (incorporated by reference to Exhibit No. 10.24 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2007, File No. 1-7598).
10.28†*	Form of Registrant’s Grant Agreement for Deferred Stock Units under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan.
10.29++	Credit Agreement entered into as of July 27, 2007 by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.27 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2007, File No. 1-7598).
21*	List of Subsidiaries.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory arrangement.

*	Filed herewith.

++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.