Form 10-Q
period 2009-01-02
VARIAN MEDICAL SYSTEMS INC
filed 2009-02-10
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2009

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 124,391,480 shares of common stock, par value $1 per share, outstanding as of January 30, 2009.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended January 2, 2009

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	January 2, 2009	December 28, 2007
Revenues:
Product	$402,141	$364,336
Service contracts and other	106,528	86,877

Total revenues	508,669	451,213

Cost of revenues:
Product	233,280	214,560
Service contracts and other	56,432	45,548

Total cost of revenues	289,712	260,108

Gross margin	218,957	191,105
Operating expenses:
Research and development	36,978	28,944
Selling, general and administrative	83,233	75,073

Total operating expenses	120,211	104,017

Operating earnings	98,746	87,088
Interest income	2,262	2,810
Interest expense	(953)	(1,296)

Earnings from continuing operations before taxes	100,055	88,602
Taxes on earnings	30,476	30,371

Earnings from continuing operations	69,579	58,231
Loss from discontinued operations, net of taxes	(782)	(2,752)

Net Earnings	$68,797	$55,479

Net earnings (loss) per share - basic:
Continuing operations	$0.56	$0.47
Discontinued operations	—	(0.03)

Net earnings per share	$0.56	$0.44

Net earnings (loss) per share - diluted:
Continuing operations	$0.56	$0.46
Discontinued operations	(0.01)	(0.03)

Net earnings per share	$0.55	$0.43

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - Basic	123,818	124,809

Weighted average shares outstanding - Diluted	125,167	127,793

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	January 2, 2009	September 26, 2008 (1)
Assets
Current assets:
Cash and cash equivalents	$422,871	$397,306
Accounts receivable, net of allowance for doubtful accounts of $3,362 at January 2, 2009 and $3,110 at September 26, 2008	467,415	486,310
Inventories	327,265	282,980
Prepaid expenses and other current assets	55,451	78,018
Deferred tax assets	130,940	130,988
Current assets held for sale	18,603	18,799

Total current assets	1,422,545	1,394,401
Property, plant and equipment, net	253,072	218,183
Goodwill	206,261	209,146
Other assets	152,572	150,694
Long-term assets held for sale	3,552	3,088

Total assets	$2,038,002	$1,975,512

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$89,726	$105,281
Accrued expenses	234,850	252,915
Product warranty	49,011	51,141
Deferred revenues	158,168	141,368
Advance payments from customers	224,552	201,783
Short-term borrowings	25,000	—
Current maturities of long-term debt	7,992	7,987
Current liabilities held for sale	21,035	21,202

Total current liabilities	810,334	781,677
Long-term debt	32,337	32,399
Other long-term liabilities	153,065	134,251

Total liabilities	995,736	948,327

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 124,313 and 125,590 shares issued and outstanding at January 2, 2009 and at September 26, 2008, respectively	124,313	125,590
Capital in excess of par value	468,615	468,384
Retained earnings	467,578	451,439
Accumulated other comprehensive loss	(18,240)	(18,228)

Total stockholders’ equity	1,042,266	1,027,185

Total liabilities and stockholders’ equity	$2,038,002	$1,975,512

(1)	The condensed consolidated balance sheet as of September 26, 2008 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In thousands)	January 2, 2009	December 28, 2007
Cash flows from operating activities:
Net earnings	$68,797	$55,479
Adjustments to reconcile net earnings to net cash provided by operating activities:
Tax benefits from exercises of share-based payment awards	2,956	11,872
Excess tax benefits from share-based compensation	(2,996)	(10,803)
Share-based compensation expense	10,706	9,410
Depreciation	8,586	7,448
Provision for doubtful accounts receivable	423	(42)
Amortization of intangible assets	931	1,198
Deferred taxes	(1,944)	(1,077)
Net change in fair value of derivatives and underlying commitments	346	(2,113)
Loss on equity investment in affiliate	7	984
Other	(791)	(667)
Changes in assets and liabilities:
Accounts receivable	10,926	74,446
Inventories	(44,958)	(24,671)
Prepaid expenses and other current assets	(3,626)	(9,843)
Accounts payable	(13,360)	(319)
Accrued expenses	14,434	(12,111)
Deferred revenues	16,800	23,084
Product warranty	(1,725)	1,715
Advance payments from customers	22,894	(7,360)
Other long-term liabilities	(3,844)	4,068

Net cash provided by operating activities	84,562	120,698

Cash flows from investing activities:
Purchases of property, plant and equipment	(18,467)	(16,592)
(Increase) Decrease in cash surrender value of life insurance	(1,391)	399
Notes repayment from affiliate and other	169	317
Proceeds from disposal of property, plant and equipment	26	46
Other, net	(2,454)	(1,775)

Net cash used in investing activities	(22,117)	(17,605)

Cash flows from financing activities:
Repurchases of common stock	(71,541)	(41,196)
Proceeds from issuance of common stock to employees	4,491	24,350
Excess tax benefits from share-based compensation	2,996	10,803
Net borrowings (repayments) under line of credit agreement	25,000	(23,000)
Employees’ taxes withheld and paid for restricted stock	(285)	(310)
Repayments on bank borrowings	(57)	(53)
Other	(64)	—

Net cash used in financing activities	(39,460)	(29,406)

Effects of exchange rate changes on cash and cash equivalents	2,580	(2,851)

Net increase in cash and cash equivalents	25,565	70,836
Cash and cash equivalents at beginning of period	397,306	263,246

Cash and cash equivalents at end of period	$422,871	$334,082

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

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2009 is the 53-week period ending October 2, 2009, and fiscal year 2008 was the 52-week period that ended on September 26, 2008. The fiscal quarter ended January 2, 2009 was a 14-week period and the fiscal quarter ended December 28, 2007 was a 13-week period.

Principles of Consolidation

The consolidated financial statements include those of VMS and its subsidiaries. Intercompany balances, transactions, and stock holdings have been eliminated in consolidation.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 26, 2008 (the “2008 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of January 2, 2009 and September 26, 2008, results of operations for the three months ended January 2, 2009 and December 28, 2007, and cash flows for the three months ended January 2, 2009 and December 28, 2007. The results of operations for the three months ended January 2, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

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

Revenue Recognition

The Company’s revenues are derived primarily from the sale of hardware and software products, and related services and contracts from the Company’s Oncology Systems, X-ray Products, Security and Inspection Products (“SIP”) and ACCEL Proton Therapy businesses. The Company recognizes its revenues net of any value added or sales tax and net of sales discounts.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Hardware Products

Except as described below under “Other,” the Company recognizes revenues for hardware products in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”), when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For an arrangement with multiple deliverables, the Company recognizes product revenues in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) and EITF No. 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, with revenues allocated among the different elements. Except for government tenders, group purchases and orders with letters of credit, the Company typically requires its customers to provide a down payment prior to transfer of risk of loss of ordered products or prior to performance under service contracts. These down payments are recorded as “Advance payments from customers” in the Consolidated Balance Sheets.

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

The Company does not have installation obligations for certain brachytherapy and SIP software products. For software products that do not include installation obligations, the Company recognizes revenues upon the transfer of risk of loss, which is either at the time of shipment or delivery, depending upon the shipping terms of the contract, provided that all other criteria under SOP 97-2 are met.

Service Contracts and Other

Revenues related to service contracts are recognized ratably over the period of the related contracts. Revenues related to services performed on a time-and-materials basis are recognized when they are earned and billable.

Revenues related to certain proton therapy commissioning service contracts and highly customized image detection systems are recognized under the percentage-of-completion method or the completed-contract method in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Product Type Contracts. Revenues recognized under the percentage-of-completion method are primarily based on contract costs incurred to date compared with total estimated contract costs. Estimated losses on contracts are charged to cost of sales in the period when the loss is identified.

Deferred revenue as of the end of each period represents the amount of unrecognized hardware and software revenues that was invoiced.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in conformity with GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”), No. FAS 157-1 (“FSP No. 157-1”), and FSP No. FAS 157-2 (“FSP No. 157-2”). FSP No. 157-1 amends SFAS 157 to exclude from its scope SFAS No. 13, Accounting for Leases (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. FSP No. 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to the Company’s first quarter of fiscal year 2010. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS 157. The measurement and disclosure requirements of SFAS 157 related to financial assets and financial liabilities were effective for the Company in the first quarter of fiscal year 2009.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows. The Company is currently assessing the impact that SFAS 157 will have on its consolidated financial position, results of operations or cash flows when SFAS 157 is applied to nonfinancial assets and nonfinancial liabilities beginning in the first quarter of fiscal 2010.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires the Company to (a) recognize a plan’s funded status in its statement of financial position, (b) measure a plan’s assets and the obligations that determine its funded status as of the end of its fiscal year and (c) recognize changes in the funded status of a defined benefit plan in the year in which the changes occur through other comprehensive income. The Company adopted the requirement to recognize the funded status of a defined benefit plan and the disclosure requirements in the fourth quarter of fiscal year 2007. Please refer to Note 10 “Retirement Plans” in the 2008 Annual Report for a discussion of the effects of adopting the recognition provisions and disclosure requirements of SFAS 158. The adoption of the measurement date provisions of SFAS 158 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS 159 in the first quarter of fiscal year 2009 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for the Company in the first quarter of fiscal year 2010. The impact of the adoption of SFAS 141(R) will depend on the nature and extent of business combinations occurring on or after the beginning of fiscal year 2010.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company in the second quarter of fiscal year 2009. The Company does not believe the adoption of SFAS 161 will have a material impact on its consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for the Company in the first quarter of fiscal year 2010, with early adoption prohibited. The Company is currently assessing the potential impact, if any, EITF 08-6 may have on its consolidated financial position, results of operations and cash flows.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for the Company in the first quarter of fiscal year 2010, with early adoption prohibited. The impact of the adoption of EITF 08-7 will depend on the nature and extent of defensive intangible assets acquired on or after the beginning of fiscal year 2010.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP No. 132(R)-1”). FSP No. 132(R)-1, which amends SFAS 132(R) Employers’ Disclosures about Pensions and Other Postretirement Benefits, provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan and requires employers to disclose information about fair value measurements of plan assets similar to the disclosure about fair value measurements requirement under SFAS 157. FSP No. 132(R)-1 will be effective for the Company in fiscal year 2010.

Reclassifications

Certain financial statement items have been reclassified to conform to the current fiscal year’s format. As discussed in Note 16 “Discontinued Operations and Assets Held for Sale”, the Company classified the assets and liabilities of the scientific research instruments business of ACCEL Instruments GmbH (“ACCEL”) (“Research Instruments”) as held for sale in the Condensed Consolidated Balance Sheets and presented its operating results as a discontinued operation in the Condensed Consolidated Statement of Earnings for all periods presented. Because amounts related to Research Instruments in the Condensed Consolidated Statements of Cash Flows were not material for any period presented, the Company has not segregated them from continuing operations. Unless noted otherwise, discussion in these notes pertains to the Company’s continuing operations. These reclassifications had no impact on previously reported total net earnings.

2. BALANCE SHEET COMPONENTS:

The components of inventories are as follows:

(In millions)	January 2, 2009	September 26, 2008
Raw materials and parts	$170.9	$156.8
Work-in-progress	45.3	36.6
Finished goods	111.1	89.6

Total inventories	$327.3	$283.0

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

(In millions)	January 2, 2009	September 26, 2008
Property, plant and equipment:
Land, land leaseholds and land improvements	$37.5	$11.4
Buildings and leasedhold improvements	173.1	167.6
Machinery and equipment	230.9	226.3
Construction in progress(1)	53.4	46.5
Assets subject to lease	0.8	0.8

	495.7	452.6
Accumulated depreciation and amortization	(242.6)	(234.4)

Property, plant and equipment, net	$253.1	$218.2

(1)	Includes capitalized costs of $30.4 million as of January 2, 2009 and $28.8 million as of September 26, 2008 for the implementation of the Company’s enterprise resource planning system used for its worldwide operations, which was placed in service in the second quarter of fiscal year 2009.

The components of other long-term liabilities are as follows:

(In millions)	January 2, 2009	September 26, 2008
Long-term income taxes payable	$85.5	$89.5
Other	67.6	44.8

Total other long-term liabilities	$153.1	$134.3

The “Other” category of other long-term liabilities primarily consisted of accruals for environmental costs, accrued pension and post-retirement benefits, deferred income tax liabilities and obligations for acquired building and land leaseholds as of January 2, 2009. As of September 26, 2008, the “Other” category of other long-term liabilities primarily consisted of accruals for environmental costs, accrued pension and post-retirement benefits and deferred income tax liabilities.

3. FAIR VALUE

Effective September 27, 2008, the Company adopted SFAS 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The Company’s financial assets and liabilities are valued using Level 1 and Level 2 inputs. Level 1 instrument valuations are obtained from quotes for transactions in active exchange markets involving identical assets. Level 2 instruments include valuations obtained from quoted prices for identical assets in markets that are not active. In addition, the Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. The Company’s derivative instruments are short-term in nature, typically one month to twelve months in duration. As of January 2, 2009, the Company did not have any financial assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 instruments).

The Company’s adoption of SFAS 157 did not have a material impact on its consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. FSP No. 157-2 delayed the effective date for all nonfinancial assets and liabilities until the first quarter of fiscal year 2010, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

Effective September 27, 2008, the Company adopted SFAS 159, which provides entities the option to measure many financial instruments and certain other items at fair value. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets and liabilities as of January 2, 2009 that are measured at fair value on a recurring basis:

	Fair Value Measurement Using
Type of Instruments (In millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$11.8	$—	$—	$11.8
Derivative assets	—	2.1	—	2.1

Total assets measured at fair value	$11.8	$2.1	$—	$13.9

Liabilities:
Derivative liabilities	$—	$(0.4)	$—	$(0.4)

Total liabilities measured at fair value	$—	$(0.4)	$—	$(0.4)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

	Fair Value Measurement Using
Line Item in Condensed Consolidated Balance Sheet (In millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$10.8	$—	$—	$10.8
Prepaid expenses		2.1	—	2.1
Other assets	1.0	—	—	1.0

Total assets measured at fair value	$11.8	$2.1	$—	$13.9

Liabilities:
Accrued liabilities	$—	$(0.4)	$—	$(0.4)

Total liabilities measured at fair value	$—	$(0.4)	$—	$(0.4)

4. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” in the Condensed Consolidated Balance Sheets as follows:

(In millions)	January 2, 2009	September 26, 2008
Intangible Assets:
Acquired existing technology	$19.6	$19.7
Patents, licenses and other	14.5	14.5
Customer contracts and supplier relationships	10.4	10.5
Accumulated amortization	(34.5)	(33.6)

Net carrying amount	$10.0	$11.1

Amortization expense for intangible assets required to be amortized under SFAS No.142, Goodwill and Other Intangible Assets (“SFAS 142”), was $0.9 million and $1.1 million for the three months ended January 2, 2009 and December 28, 2007, respectively. The Company estimates amortization expense on a straight-line basis for the remaining nine months of fiscal year 2009, fiscal years 2010 through 2013 and thereafter, to be as follows (in millions):$2.6, $2.9, $2.2, $1.3, $0.9 and $0.1.

The following table reflects the allocation of goodwill:

(In millions)	January 2, 2009	September 26, 2008
Oncology Systems	$125.5	$125.4
X-ray Products	2.7	2.7
Other	78.1	81.0

Total	$206.3	$209.1

The change in goodwill balance in the “Other” category reflects the impact of foreign currency translation adjustments.

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

In September 2004, VMS acquired another member’s 20% ownership interest in dpiX Holding for $1 million. As a result, VMS has the right to appoint two managers of the five person board of managers and its ownership interest in dpiX Holding increased to 40% with the remaining 60% being held by the other original member. When VMS acquired this additional 20% ownership interest, the capital account of the selling member was nearly zero because it was the first in the consortium to be allocated losses. As a result, when dpiX Holding recorded net profits after VMS acquired the additional 20% ownership interest, VMS was the first to be allocated net profits to recover previously allocated losses. VMS recorded loss on the equity investment in dpiX Holding of $7,000 in the three months ended January 2, 2009 and a loss of $1 million in the three months ended December 28, 2007. Incomes and losses on the equity investment in dpiX Holding are included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings.

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

In December 2004, VMS agreed to loan $2 million to dpiX in four separate installments, with the loan bearing interest at prime plus 1% per annum. The principal balance is due and payable to VMS in twelve equal quarterly installments that began in October 2006; interest is payable in full according to a quarterly schedule, which began in April 2005; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable thereunder, is due and payable on July 10, 2009. The note receivable from dpiX of $0.5 million and $0.7 million at January 2, 2009 and September 26, 2008, respectively, was included in “Prepaid Expense” in the Condensed Consolidated Balance Sheets.

In February 2008, VMS agreed to loan an additional $1.6 million to dpiX, with the loan bearing interest at prime plus 1% per annum. The principal balance is due and payable to VMS in twelve equal quarterly installments beginning in January 2010; interest is payable in full according to a quarterly schedule which began in April 2008; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable hereunder, is due and payable on October 10, 2012. The additional note receivable from dpiX of $1.6 million at both January 2, 2009 and September 26, 2008 was included in “Other Assets” in the Condensed Consolidated Balance Sheets.

In March 2006, VMS and the other member of dpiX Holding agreed to invest an aggregate $92 million in dpiX Holding, with each member’s contribution based on its percentage ownership interest in dpiX Holding, for dpiX to acquire and construct a manufacturing facility in Colorado to increase its production capacity. As of January 2, 2009 and September 26, 2008, VMS’s contribution of $36.8 million to dpiX Holding for the Colorado manufacturing facility was included in “Other assets” in the Condensed Consolidated Balance Sheets.

During the three months ended January 2, 2009 and December 28, 2007, the Company purchased glass transistor arrays from dpiX totaling approximately $7.8 million and $5.5 million, respectively. These purchases of flat panels are included as a component of “Inventory” in the Condensed Consolidated Balance Sheets and “Cost of revenues - product” in the Condensed Consolidated Statements of Earnings for these periods.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

6. PRODUCT WARRANTY

The following table reflects the changes in the Company’s accrued product warranty during the three months ended January 2, 2009 and December 28, 2007:

	Three Months Ended
(In millions)	January 2, 2009	December 28, 2007
Accrued product warranty, at beginning of period	$51.1	$51.3
Charged to cost of revenues	11.2	12.5
Actual product warranty expenditures	(13.3)	(10.8)

Accrued product warranty, at end of period	$49.0	$53.0

7. CREDIT FACILITY

In July 2007, the Company entered into a credit agreement with Bank of America, N.A. (“BofA”) providing for an unsecured revolving credit facility that enabled the Company to borrow and have outstanding at any given time a maximum of $100 million (the “BofA Credit Facility”). On November 10, 2008, the Company amended and restated the BofA Credit Facility (the “Amended BofA Credit Facility”) to increase the line of credit to $150 million and collateralize a portion of the credit facility with a pledge of stock of certain of the Company’s present and future subsidiaries that are deemed to be material subsidiaries under the terms of the Amended BofA Credit Facility. As of January 2, 2009, the Company has pledged to BofA 65% of the voting shares that it holds in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary. The Amended BofA Credit Facility may be used for working capital, capital expenditures, permitted acquisitions and other lawful corporate purposes. The Amended BofA Credit Facility will expire, if not extended by mutual agreement of the Company and BofA, on November 10, 2011. Borrowings under the Amended BofA Credit Facility accrue interest either (i) based on the London Inter Bank Offered Rate (“LIBOR”) plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes, depreciation and amortization (“EBITDA”), or (ii) based upon a base rate of either the federal funds rate plus 0.5% or BofA’s announced prime rate, whichever is greater, minus a margin of 0.5% to 0% based on a leverage ratio involving funded indebtedness and EBITDA, depending upon the Company’s instructions to BofA. The Company may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate are adjustable daily.

At January 2, 2009, $25 million was outstanding under the Amended BofA Credit Facility with a weighted average interest rate of 2.89%. There was no outstanding balance under the BofA Credit Facility as of September 26, 2008. The Amended BofA Credit Facility also provided $25 million to support letters of credit issued on behalf of the Company, of which none were outstanding as of January 2, 2009.

The Amended BofA Credit Facility contains customary affirmative and negative covenants for facilities of this type. The Company has also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets. As of January 2, 2009, the Company was in compliance with all covenants.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities (“SFAS 133”). The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a program of risk management that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the local currency of the customer’s country, and typically hedges certain of these larger foreign currency transactions when they are not in the subsidiaries’ functional currency. These foreign currency sales transactions are hedged using forward exchange contracts. The Company may use other derivative instruments in the future. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts range from one to twelve months in maturity. As of January 2, 2009, the Company did not have any forward exchange contracts with an original maturity greater than twelve months.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

(a) Cash Flow Hedging Activities

The hedges of foreign currency denominated forecasted revenues are accounted for in accordance with SFAS 133, pursuant to which the Company has designated its hedges of anticipated foreign currency revenues as cash flow hedges. During the first quarter of fiscal year 2009, there were no material gains or losses due to hedge ineffectiveness of cash flow hedges and the Company did not discontinue any cash flow hedges that had a material impact on the Company’s results of operations. The Company did not have any cash flow hedges in the first quarter of fiscal years 2008. As of January 2, 2009, net unrealized gain on derivative instruments of $1.8 million, before tax, is included in “Accumulated other comprehensive loss,” and is expected to be reclassified to net earnings over the next twelve months.

(b) Fair Value Hedging Activities

During the first quarter of fiscal years 2009 and 2008, there were no material gains or losses due to hedge ineffectiveness of fair value hedges and there were no material gains or losses recognized when hedged firm commitments no longer qualified as fair value hedges. At January 2, 2009, the Company had no outstanding foreign exchange forward contracts designated as fair value hedges.

(c) Balance Sheet Hedging Activities

The Company also hedges balance sheet exposures from its various foreign subsidiaries and business units. The Company enters into foreign currency forward exchange contracts to minimize the short-term impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency. These hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment under SFAS 133. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings.

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

At January 2, 2009, the Company had foreign exchange forward contracts with notional values to sell and purchase $305.1 million and $51.1 million, respectively, in various foreign currencies. At September 26, 2008, the Company had foreign exchange forward contracts with notional values to sell and purchase $280.9 million and $62.7 million, respectively, in various foreign currencies.

9. COMMITMENTS AND CONTINGENCIES

Commitments

In October 2008, the Company consummated an agreement with Varian, Inc (“VI”), under which VI will surrender its sublease of a building containing approximately 210,000 square feet of floor space and the related leasehold interest for the land; the term of this sublease expires in the year 2056. This building, which is located adjacent to the Company’s corporate headquarters in Palo Alto, California, will support the growth of the Company’s operations and its longer term objective of co-locating certain of its operations. Pursuant to this agreement, VI agreed to surrender the space in the building to the Company over the period which began in October 2008 and which ends in June 2010 and the Company agreed to pay VI an aggregate of $21 million in cash and assume the obligations of sublessor under a below-market rate sublease to a third party for a portion of the building. As of January 2, 2009, $5 million had been paid to VI pursuant to this agreement and the remaining $16 million will be payable in June 2010 when VI completely surrenders this building to the Company. The amount payable to VI is included in “Other long-term liabilities” in the Condensed Consolidated Balance Sheet.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Environmental Remediation Liabilities

The U.S. Environmental Protection Agency (“EPA”) or third parties have named the Company as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at nine sites where the Company, as Varian Associates, Inc., was alleged to have shipped manufacturing waste for recycling or disposal and, as a PRP, the Company may have an obligation to reimburse the EPA or other third parties for cleanup costs at these sites. In addition, the Company is overseeing environmental cleanup projects and, as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities. Under the terms of the agreement governing the Spin-offs of VI and Varian Semiconductor Equipment Associates, Inc. (“VSEA”), by the Company in 1999, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $0.2 million and $0.3 million (net of amounts borne by VI and VSEA) during the three months ended January 2, 2009 and December 28, 2007, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.

Various uncertainties make it difficult to estimate, or determine the likelihood within a range of estimates of, the project management costs, legal costs and costs of certain third-party claims at all of the sites and facilities. In addition, for the nine sites and one of the facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future cost of such activities. As of January 2, 2009, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs for these ten locations, as well as project management costs, legal costs and the costs of certain third party-claims for all locations ranged in the aggregate from $3.2 million to $7.3 million. Management believes that no amount in the range of estimated future costs is more probable of being incurred than any other amount in the range and therefore accrued $3.2 million for these cleanup projects as of January 2, 2009. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

As to all other facilities, the Company has gained sufficient knowledge to better estimate the scope and costs of future cleanup activities based upon formal agreements with other parties defining the Company’s future liabilities or formal cleanup plans that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the facility. As of January 2, 2009, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in the aggregate from $6.3 million to $37.0 million. The time frames over which these cleanup project costs are estimated vary, ranging from 1 year to 30 years as of January 2, 2009. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $16.3 million at January 2, 2009. The Company accordingly accrued $11.4 million, which represents its best estimate of the future costs of $16.3 million discounted at 4%, net of inflation. This accrual is in addition to the $3.2 million described in the preceding paragraph.

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

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial strength of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurance company agreed to pay a portion of the Company’s past and future environmental-related expenditures. Accordingly, the Company recorded a receivable of $2.9 million both at January 2, 2009 and September 26, 2008, which was included primarily in “Other assets” in the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has in the past paid the claims that the Company has made.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Acquisition-Related Commitments/Obligations

When the Company acquired ACCEL in January 2007, ACCEL was involved in a contract-related lawsuit. Subsequent to the acquisition, the Company settled this lawsuit and agreed to perform certain services under a new contract for a fixed price. From January to September 2007, the Company gathered information related to the expected cost of satisfying its contractual commitments and completed its assessment as of September 28, 2007. As a result, the final purchase price allocation of ACCEL included a loss accrual related to this contingency of €28.3 million. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Consolidated Statement of Earnings in the periods these variances arise. As of January 2, 2009, the actual costs incurred had been consistent with the estimated costs for the contract and the balance of the loss accrual related to this contingency was €9.8 million. The Company is currently engaged in arbitration to resolve a dispute under the new contract.

Other Matters

The Company is involved, from time to time, in legal proceedings, claims and government inspections or investigations, arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving us, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

10. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Three Months Ended
(In thousands)	January 2, 2009	December 28, 2007
Defined Benefit Plans
Service cost	$500	$457
Interest cost	1,221	1,305
Expected return on plan assets	(1,273)	(1,532)
Amortization of prior service cost	37	36
Recognized actuarial loss	269	129

Net pension benefit cost	$754	$395

Post-Retirement Benefit Plans
Interest cost	$91	$92
Amortization of transition amount	123	123
Amortization of prior service cost	1	1
Recognized actuarial (gain) loss	(8)	4

Net pension benefit cost	$207	$220

The Company made contributions to the defined benefit plans of $1.2 million during the three months ended January 2, 2009. The Company currently expects total contributions to the defined benefit plans for fiscal year 2009 will be approximately $4.9 million. The Company made contributions to the post-retirement benefit plans of $0.1 million during the three months ended January 2, 2009. The Company currently expects total contributions to the post-retirement benefit plans for fiscal year 2009 will be approximately $0.6 million.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Because amounts related to retirement plans of Research Instruments, which is classified as a discontinued operation, were not material for any period presented, the Company has not segregated them from continuing operations in this note. See Note 16 “Discontinued Operations and Assets Held for Sale” for a detailed discussion.

11. INCOME TAXES

The Company’s effective tax rate was 30.5% for the three months ended January 2, 2009, compared to 34.3% for the same period of fiscal year 2008. The decrease in the Company’s effective tax rate for the three-month period ended January 2, 2009 was primarily due to a net benefit for discrete items, primarily related to the release of certain liabilities for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as a result of the lapse of the statute of limitations in various jurisdictions, and the benefit of the retroactive reinstatement of the federal research and development credit.

The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes.

The Company adopted the provisions of FIN 48 effective as of the beginning of fiscal year 2008. The total amount of unrecognized tax benefits did not change by a significant amount during the three months ended January 2, 2009; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as a result of lapses of the statute of limitations and audit settlements in various jurisdictions. It is reasonably possible that the Company’s unrecognized tax benefits will decrease within the next 12 months. Unrecognized tax benefits of approximately $9 million related to the character and taxability of certain items of foreign income may be reduced if the statute of limitations for the relevant taxing authority to examine and challenge the position expires as expected. Unrecognized tax benefits of approximately $15.2 million related to the tax treatment of certain timing differences may be reduced if the Internal Revenue Service consents to a tax accounting method change that the Company has requested.

12. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On July 24, 2007, VMS’s Board of Directors approved the repurchase up to 12,000,000 shares of VMS common stock during the period beginning on July 30, 2007 through December 31, 2008. During the three months ended January 2, 2009, the Company paid $71.5 million to repurchase 1,548,000 shares of VMS common stock. All shares that have been repurchased have been retired. During the first quarter of fiscal year 2009, 4,342,000 shares available for repurchase under the July 24, 2007 authorization expired. On November 17, 2008, VMS announced that its Board of Directors authorized the repurchase of an additional 8,000,000 shares of VMS common stock from January 1, 2009 through December 31, 2009. Thus, as of January 2, 2009, the Company could repurchase up to an additional 8,000,000 shares of VMS common stock under the November 17, 2008 authorization.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Comprehensive Earnings

The components of comprehensive earnings are as follows:

	Three Months Ended
(In thousands)	January 2, 2009	December 28, 2007
Net earnings	$68,797	$55,479
Other comprehensive income, net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of transition obligation included in net periodic benefit cost	76	75
Amortization of prior service cost included in net periodic benefit cost	33	32
Amortization of net actuarial loss included in net periodic benefit cost	189	95

	298	202
Unrealized gain on derivatives:
Net increase in unrealized gain	1,572	—
Currency translation adjustment	(1,882)	734

Other comprehensive income (loss)	(12)	936

Total comprehensive earnings	$68,785	$56,415

Because amounts related to Research Instruments, which is classified as a discontinued operation, were not material for any period presented, the Company has not segregated them from continuing operations in this note. See Note 16 “Discontinued Operations and Assets Held for Sale” for a detailed discussion.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

13. EMPLOYEE STOCK PLANS

The table below summarizes the share-based compensation expense under SFAS 123(R), Share-Based Payment (“SFAS 123(R)”):

	Three Months Ended
(In thousands, except per share amounts)	January 2, 2009	December 28, 2007
Cost of revenues - Product	$1,076	$1,016
Cost of revenues - Service contracts and other	1,041	780
Research and development	1,249	1,048
Selling, general and administrative	7,340	6,566
Taxes on earnings	(3,464)	(3,145)

Net decrease in net earnings	$7,242	$6,265

Increase (decrease) on:
Cash flows from operating activities (1)	$(2,996)	$(10,803)
Cash flows from financing activities (1)	$2,996	$10,803

(1)	Amounts represent excess tax benefits from share-based compensation.

During the three months ended January 2, 2009, total share-based compensation expense recognized in earnings before taxes was $10.7 million and the total related recognized tax benefit was $3.5 million. During the three months ended December 28, 2007, total share-based compensation expense recognized in earnings before taxes was $9.4 million and the total related recognized tax benefit was $3.1 million. Total share-based compensation expense capitalized as part of inventory for the three months ended January 2, 2009 was $0.5 million. Total share-based compensation expense capitalized as part of inventory for the three months ended December 28, 2007 was $0.6 million.

No options were granted for the three months ended January 2, 2009. The fair value of options granted for the three months ended December 28, 2007 was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

Three Months Ended December 28, 2007
Employee Stock Option Plans
Expected term (in years)	4.20
Risk-free interest rate	3.1%
Expected volatility	29.8%
Expected dividend	—
Weighted average fair value at grant date	$14.31

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The option component of the Employee Stock Purchase Plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	January 2, 2009	December 28, 2007
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50
Risk-free interest rate	0.5%	3.4%
Expected volatility	45.8%	22.0%
Expected dividend	—	—
Weighted average fair value at grant date	$15.86	$9.25

Activity under the Company’s employee stock plans is presented below:

	Shares Available for Grant	Options Outstanding
(In thousands, except per share amounts)		Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (3)
Balance at September 26, 2008	3,523	11,957	$38.79
Authorized
Granted (1)	(2)	—	—
Cancelled or expired (2)	27	(20)	46.75
Exercised	—	(281)	15.99

Balance at January 2, 2009	3,548	11,656	$39.33	5.5	$51,757

Exercisable at January 2, 2009		9,776	$36.97	5.2	$51,757

(1)	The difference between the number of shares subject to options outstanding and the number of shares available for grant under the Company’s employee stock plans represents the award of shares of restricted common stock. Awards, other than stock options and stock appreciation rights, were counted against the shares available-for-grant limit as three shares for every one share awarded before February 16, 2007 and as 2.5 shares for every one awarded on February 16, 2007 and thereafter.

(2)	The difference between the number of shares subject to options outstanding and the number of shares available for grant under the Company’s employee stock plans represents the cancellation of shares of restricted common stocks due to employee terminations.

(3)	The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $36.28 as of January 2, 2009 and which would have been received by the option holders had all option holders exercised their options as of that date.

As of January 2, 2009, there was $17 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.4 years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The activity for restricted stock, restricted performance shares and deferred stock units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Balance at September 26, 2008	828	$49.62
Granted	1	34.21
Vested	(21)	50.46
Cancelled or expired	(3)	52.61

Balance at January 2, 2009	805	$49.57

As of January 2, 2009, unrecognized compensation expense totaling $28.4 million was related to restricted stock and deferred stock units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.9 years.

Because amounts related to employee stock plans of Research Instruments, which is classified as a discontinued operation, were not material for any period presented, the Company has not segregated them from continuing operations in this note. See Note 16 “Discontinued Operations and Assets Held for Sale” for a detailed discussion.

14. EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period. Diluted net earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares under the treasury method.

The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended
(In thousands, except per share amounts)	January 2, 2009	December 28, 2007
Earnings from continuing operations	$69,579	$58,231
Loss from discontinued operations, net of taxes	(782)	(2,752)

Net earnings	$68,797	$55,479

Basic weighted average shares outstanding	123,818	124,809
Dilutive effect of potential common shares	1,349	2,984

Diluted weighted average shares outstanding	125,167	127,793

Net earnings (loss) per share - basic:
Continuing operations	$0.56	$0.47
Discontinued operations	—	(0.03)

Net earnings per share	$0.56	$0.44

Net earnings (loss) per share - diluted:
Continuing operations	$0.56	$0.46
Discontinued operations	(0.01)	(0.03)

Net earnings per share	$0.55	$0.43

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Pursuant to SFAS 123(R), the Company excludes shares underlying stock options from the computation of diluted weighted average shares outstanding if the per share value, including the sum of (a) the exercise price of the options and (b) the amount of the compensation cost attributed to future services and not yet recognized, is greater than the average market price of the shares, because the inclusion of the shares underlying these stock options would be antidilutive to earnings per share. Accordingly, stock options to purchase 5,646,302 shares at an average exercise price of $50.70 per share were excluded from the computation of diluted weighted average shares outstanding for the three months ended January 2, 2009. For the three months ended December 28, 2007, stock options to purchase 5,039,414 shares at an average exercise price of $50.40 per share were excluded from the computation of diluted weighted average shares outstanding.

15. SEGMENT INFORMATION

The Company’s operations are grouped into two reportable operating segments: Oncology Systems and X-ray Products. These reportable operating segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. The Company’s Ginzton Technology Center (“GTC”), SIP business and ACCEL Proton Therapy are reflected in the “Other” category because these operations do not meet the criteria of a reportable operating segment as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.

The following table summarizes selected operating results information for each business segment:

	Three Months Ended
(In millions)	January 2, 2009	December 28, 2007
Revenues
Oncology Systems	$398	$360
X-ray Products	86	70

Total reportable segments	$484	$430
Other	25	21

Total company	$509	$451

Operating Earnings
Oncology Systems	$98	$84
X-ray Products	21	18

Total reportable segments	$119	$102
Other	—	—
Corporate	(20)	(15)

Total company	$99	$87

16. DISCOUNTINUED OPERATIONS AND ASSETS HELD FOR SALE

In September 2008, the Company approved a plan to sell the Research Instruments business, which develops, manufactures and services highly customized scientific instrument components and systems for fundamental and applied physics research primarily for national research laboratories worldwide. The Company acquired ACCEL in January 2007 primarily to expand its product offerings in proton therapy. Research Instruments was previously included in ACCEL, which is reported under the “Other” category in the Company’s Condensed Consolidated Financial Statements. The Company decided to sell Research Instruments in order to focus ACCEL exclusively on the development of its ACCEL Proton Therapy business. The Company expects that the sale of Research Instruments will be completed by September 2009. The Company also expects that, in connection with the sale of Research Instruments, the Company will purchase from the buyers certain inventory parts for a period of approximately two years. The inventory purchases are not expected to have a significant impact on the cash flows of Research Instruments.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company classified the assets and liabilities of Research Instruments as “assets held for sale” and “liabilities held for sale” in the Condensed Consolidated Balance Sheets and classified its operating results as a discontinued operation in the Condensed Consolidated Statements of Earnings for all periods presented. Because the amounts related to Research Instruments are not material in the Condensed Consolidated Statements of Cash Flows for all periods presented, the Company has not segregated them from continuing operations.

Total revenues of Research Instruments, reported in discontinued operations, for the three months ended January 2, 2009, and December 28, 2007 were $4.2 million and $7.3 million, respectively. Loss reported in discontinued operations, for the three months ended January 2, 2009, and December 28, 2007 was $0.8 million and $2.8 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of January 2, 2009 and the related condensed consolidated statements of earnings for the three-month period ended January 2, 2009 and December 28, 2007 and the condensed consolidated statement of cash flows for the three-month period ended January 2, 2009 and December 28, 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 26, 2008, and the related consolidated statements of earnings, of stockholders’ equity, and of cash flows for the year then ended, and the effectiveness of the Company’s internal control over financial reporting as of September 26, 2008; and in our report dated November 24, 2008 on financial statements and internal control over financial reporting, we expressed unqualified opinions thereon. The consolidated financial statements are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 26, 2008, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, CA

February 10, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (“we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission, or SEC, or other reasons. For this purpose, statements concerning: industry or market segment outlook; market acceptance of or transition to new products or technology such as fixed field intensity-modulated radiation therapy, or IMRT, image-guided radiation therapy, or IGRT, volumetric modulated arc therapy, or VMAT, brachytherapy, software, treatment techniques, stereotactic radiosurgery, filmless X-rays, security and inspection products, proton therapy products and scientific research instrument products; growth drivers; orders, revenues, backlog or earnings growth; future financial results and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “will,” “would,” “could,” “estimate,” “continue,” “grow,” “based on,” “may,” “intended,” “potential,” “promising,” “hope,” “optimistic” “on-going,” “likely,” and “possible” or similar statements are forward-looking statements. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Overview

Net earnings per diluted share was $0.55 in the first quarter of fiscal year 2009, compared to $0.43 in the first quarter of fiscal year 2008. Excluding the discontinued scientific research instruments business, or Research Instruments, of ACCEL Instruments GmbH, or ACCEL, net earnings from continuing operations per diluted share increased to $0.56 in the first quarter of fiscal year 2009 from $0.46 in the first quarter of last fiscal year. Compared to the same period in fiscal year 2008, revenues rose 13% to $509 million and net orders rose 13% to $551 million. Our backlog grew 14% from the end of the year-ago quarter to $1.9 billion as of January 2, 2009.

In the fourth quarter of fiscal year 2008, we approved a plan to sell Research Instruments in order to focus ACCEL exclusively on the development of our ACCEL Proton Therapy business. Accordingly, Research Instruments is classified as a discontinued operation for all periods presented and we have segregated the net assets and operating results of Research Instruments from continuing operations in our Condensed Consolidated Balance Sheets and in our Condensed Consolidated Statements of Earnings. Unless otherwise stated, the discussion in this MD&A pertains to our continuing operations. Research Instruments was previously included in the “Other” category.

Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufacturers, sells and services hardware and software products for radiation treatment of cancer with conventional radiation therapy, IMRT, IGRT, stereotactic radiotherapy and stereotactic radiosurgery, brachytherapy and VMAT, which is a special form of IMRT. Products include linear accelerators, brachytherapy afterloaders, treatment simulation and verification equipment and accessories; as well as information management, treatment planning and image processing software.

In our view, the fundamental market drivers for long-term growth in radiation therapy, stereotactic radiosurgery and brachytherapy continue to be the rising cancer incidence; technology advances and product developments that are leading to improvements in patient care; customer demand for more advanced, effective and comfortable cancer treatments, such as IMRT, IGRT, stereotactic radiosurgery, brachytherapy and VMAT; competitive conditions among hospitals and clinics to offer such advanced treatments; improvement in cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. Our primary goal in the Oncology Systems business segment is to promote the adoption of more advanced and effective cancer treatments.

Our new RapidArcTM radiotherapy products are a proprietary implementation of VMAT to control the beam shape, dose rate and gantry speed in a concerted manner to deliver a highly conformal dose distribution to the target tumor in a single continuous rotation, rather than as a series of fixed fields. These products enable planning and delivering an image-guided

IMRT treatment in a single revolution of the radiation treatment beam around the patient for a quicker delivery of treatment. As of the end of the first quarter of fiscal year 2009, we had more than 425 orders for our RapidArc products and received customer acceptance for more than 70 installations of our RapidArc products since we introduced these products in the second quarter of fiscal year 2008. We believe RapidArc represents a significant advancement in IMRT cancer treatment and can help drive longer term demand for our linear accelerators, our IMRT-related accessory products.

For the first quarter of fiscal year 2009, Oncology Systems reported growth in net orders of 11%, with a 6% growth in North America and a 16% growth in the international region. Geographically, Asia led the growth in Oncology Systems net orders. Oncology Systems North American revenues in the first quarter of fiscal year 2009 grew 43% over the first quarter of fiscal year 2008, when Oncology Systems North American remained relatively flat with the first quarter of fiscal year 2007. Oncology Systems international revenues declined by 18% in the first quarter of fiscal year 2009 over the first quarter of fiscal year 2008, when international revenues grew by 28% over the first quarter of fiscal year 2007. Compared to the prior year quarter, Oncology Systems gross margin improved by 0.8 percentage points in the first quarter of fiscal year 2009, primarily because North American revenues, which typically have higher gross margins than international revenues, represented a higher proportion of total revenues, as well as because higher margin products (including our RapidArc products), represented a higher proportion of total product revenues. These improvements in product gross margins were partially offset by a decline in service contract gross margin.

We believe regional fluctuations in demand are consistent with an observed historical pattern where the international regions follow North America in the adoption of new technology. We are also experiencing faster early adoption rates for our RapidArc products and IGRT products than historical adoption rates for our other products, which may lead to more compressed growth cycles. As was the case in fiscal year 2008, we believe that growth in our net orders, revenues and gross margin may also be influenced by the fluctuation of exchange rates of the U.S. dollar against foreign currencies. The weakening U.S. dollar that we have experienced over the last several years made our pricing more competitive with our foreign competitors, and contributed to our international order and revenue growth. The strengthening of the U.S. dollar against other foreign currencies, that we experienced in the first quarter of fiscal year 2009, makes our pricing less competitive and may result in slower growth in our international orders and revenues, which then could negatively affect our overall financial performance and results. Additionally, we have seen the purchasing cycle lengthen for some customers, which we believe results from a more complex decision-making process associated with larger dollar value transactions for more sophisticated IGRT and surgical equipment and other technical advances. Revenues are also influenced by the timing of product shipments which are tied to planned customer-requested delivery dates. These factors may result in greater fluctuation in our Oncology Systems net orders and revenues.

The general worldwide economic downturn we have seen since 2008 is making it more difficult for our customers, our vendors and us to accurately forecast and plan future business activities. External influences that could adversely impact our Oncology Systems business include the financial strength of our customers, the availability of credit to our customers, consolidation among our customers, currency exchange rates, significant changes to Medicare and Medicaid reimbursement rates for radiotherapy, brachytherapy and radiosurgery procedures in the United States; government budgeting and tendering cycles and governmental healthcare policies. A customer’s decision-making process may be further complicated and lengthened as the current worldwide economic downturn causes hospitals, clinics and research institutions to more closely scrutinize and prioritize their capital spending budgets. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, in general or specifically in the healthcare industry. If the healthcare market significantly deteriorates due to these macroeconomic effects, our business, financial condition and results of operations will likely be materially and adversely affected.

X-Ray Products. Our X-ray Products business segment manufactures and sells: (i) x-ray tubes for use in a range of applications including computed tomography, or CT, scanning, radiographic or fluoroscopic imaging, mammography, special procedures and industrial applications; and (ii) flat panel digital image detectors for filmless x-ray imaging (commonly referred to as flat panel detectors or digital image detectors), which are an alternative to image intensifier tubes for fluoroscopy and x-ray film and computed radiography, or CR, systems for radiography. We continue to view the fundamental growth driver for this business to be the on-going success of key x-ray imaging original equipment manufacturers, or OEMs, that incorporate our X-ray tube products and flat panel detectors into their medical diagnostic, dental, veterinary and industrial imaging systems.

X-ray Products’ net orders and revenues grew in the first quarter of fiscal year 2009 over the same period of fiscal year 2008 primarily due to growth in net orders and revenues for our high power, anode grounded CT scanning tubes and our flat panel detectors. Our success in our X-ray Products business depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. The general worldwide economic downturn we have seen since 2008 may make it difficult for our OEM customers, our vendors and us to accurately forecast and plan future business activities. If the markets for our customers significantly deteriorate due to these macroeconomic effects, our business and results of operations may be adversely affected. The rising costs of raw materials due to increased worldwide demand which we have seen over the last two years have abated with the recent worldwide economic downturn. Global demand for such commodities has lessened and we have seen decreases in some commodity prices for our materials, which should eventually benefit our product cost structure.

Other. The “Other” category is comprised of Security and Inspection Products, or SIP, the ACCEL Proton Therapy business, and the operations of the Ginzton Technology Center, or GTC. (Please refer to Note 15 “Segment Information” to the Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q.)

SIP designs, manufactures, sells and services Linatron® x-ray accelerators, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive product examination for a variety of applications. SIP also designs, manufactures, sells and services IntellXTM, an imaging product for cargo screening. We generally sell SIP products to OEMs who incorporate our products into their inspection systems, which are then sold to customs and other government agencies, as well as to commercial private parties in the casting, power, aerospace, chemical, petro-chemical and automotive industries for nondestructive product examination purposes.

We believe growth in the SIP business will be driven by cargo screening and border protection needs, as well as by the needs of customs agencies to verify the contents of shipments for assessing duties and taxes. As a result, this business is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection and customs revenue activities; these activities depend upon government budgets and appropriations and are subject to political change. In addition, this business depends on the success of our OEM customers. We are now seeing wider deployment of our Linatron x-ray accelerators for cargo screening and border protection as customers are placing orders for multiple units. While we are optimistic about SIP’s long-term potential and encouraged by the increased interest in our SIP products, use of this technology in security cargo screening and border protection is still in its early stages. Orders and revenues for our SIP products may be unpredictable as governmental agencies may place large orders with our OEM customers in a short time period and then may not place any orders for a long time period thereafter.

Our ACCEL Proton Therapy business develops, designs, manufactures and services products and systems for delivering proton therapy, another form of external beam radiation therapy using proton beams for the treatment of cancer. Proton therapy, as a clinical treatment modality, is still not wide-spread and the technology is still developing. We are investing substantial resources to commercialize this business’s advanced proton technology and to build this new business. Proton therapy facilities, nevertheless, are large scale construction projects that can take three years or more to complete. With the cost of a multiple-gantry system in excess of $60 million and the total cost for a center approaching $100 million, significant customer investment and perhaps complex project financing will be required. Consequently, the customers’ decision-making cycle is very long and orders for proton therapy systems generally involve many contingencies. Since we will not book orders for proton therapy systems until contingencies are eliminated under our current practice, we do not expect to book any orders for proton therapy systems in the short term and do not expect to start generating significant proton therapy systems revenues until fiscal year 2010 at the earliest. Given the heavy reliance of customers of this business on credit and large-scale project financing, this business is the most vulnerable to the general worldwide economic downturn and contraction in the credit and public bond markets.

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

For the first quarter of fiscal year 2009, the growth in net orders in the “Other” category over the prior year period was primarily driven by growth in net orders for our Linatron x-ray accelerators in the SIP business. The growth in revenues in the “Other” category was also driven by increased revenues from our SIP products.

This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 26, 2008, or the 2008 Annual Report, as well as the Risk Factors contained in Part II, Item 1A of this Quarterly Report on Form 10-Q, and other information provided from time to time in our other filings with the SEC.

Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. Our critical accounting policies that are affected by accounting estimates include share-based compensation expense, revenue recognition, valuation of allowance for doubtful accounts, valuation of inventories, assessment of recoverability of goodwill and intangible assets, valuation of warranty obligations, assessment of environmental remediation liabilities, valuation of defined benefit and post-retirement benefit plans, valuation of derivative instruments and taxes on earnings. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain; and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, also refer to the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

The expected term is based on the observed and expected time to post-vesting exercise and post-vesting cancellations of stock options by our employees. Upon the adoption of SFAS 123(R), we determined the expected term of stock options based on the demographic grouping of employees and retirement eligibility. Upon the adoption of SFAS 123(R), we used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption. Blended volatility represents the weighted average of implied volatility and historical volatility. Implied volatility was derived based on six-month traded options on VMS common stock. Implied volatility is weighted in the calculation of blended volatility based on the ratio of the six-month term of the exchange-traded options to the expected lives of the employee stock options. Historical volatility represents the remainder of the weighting. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options on VMS common stock is reflective of market conditions and is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. In determining the extent of use of implied volatility, we considered: (i) the volume of market activity of traded options; (ii) the ability to reasonably match the input variables of traded options to those of stock options granted by us, including the date of grant; (iii) the similarity of the exercise prices; and (iv) the length of term of traded options. After considering the above factors, we determined that we cannot rely exclusively on implied volatility based on the fact that the term of VMS six-month exchange-traded options is less than one year and that it is different from the expected lives of the stock options we granted. Therefore, we believe a combination of the historical volatility over the expected lives of the stock options granted by us and the implied volatility of six-month exchange-traded options best reflects the expected volatility of VMS common stock going forward. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Revenue Recognition

We frequently enter into sales arrangements with customers that contain multiple elements or deliverables such as hardware, software and services. Judgments as to: the allocation of the proceeds received from an arrangement to the multiple elements of the arrangement; the determination of whether any undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition are critical in respect to these arrangements to ensure compliance with GAAP. In addition, the amount of product revenues we recognize is affected by our judgments as to whether objective and reliable evidence of fair value exists for hardware products and vendor-specific objective evidence of the fair value for software products in arrangements with multiple elements. Changes to the elements in an arrangement and the ability to establish objective and reliable evidence of fair value or vendor-specific objective evidence of the fair value for those elements could affect the timing of revenue recognition. Revenue recognition also depends on the timing of shipment and is subject to customer acceptance and the readiness of customers’ facilities. If shipments are not made on scheduled timelines or if the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations. In addition, revenues related to proton therapy commissioning service contracts, as well as highly customized image detection systems, are recognized under the percentage-of-completion method. Under the percentage-of-completion method of accounting, sales and gross profit are recognized as work is performed, based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. If a loss is expected on a contract, the estimated loss would be charged to cost of sales in the period the loss is identified. Because the percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods, and because the estimates must be periodically reviewed and appropriately adjusted, if our estimates prove to be inaccurate, we may be forced to adjust revenues or even record a contract loss in later periods.

Allowance for Doubtful Accounts

We evaluate the credit worthiness of our customers prior to authorizing shipment for all major sale transactions. Our customary payment terms require payment of: a small portion of the total amount due when the customer signs the purchase order; a significant amount upon transfer of risk of loss to the customer; and the remaining amount upon completion of the installation. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. If our evaluation of our customers’ financial conditions does not reflect our future ability to collect outstanding receivables, additional provisions may be needed and our operating results could be affected negatively.

Inventories

Our inventories include high technology parts and components that are highly specialized in nature and that are subject to rapid technological obsolescence. We have programs to minimize the required inventories on hand and we regularly review inventory quantities on hand and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimates of product demand and production. Actual demand may differ from our estimates, in which case we may have understated or overstated the provision required for obsolete and excess inventory, which would have an impact on our operating results.

Goodwill and Intangible Assets

Goodwill is initially recorded when the purchase price paid for a business acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The majority of businesses that we have acquired have not had significant identified tangible assets and, as a result, we have typically allocated a significant portion of the purchase price to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of these acquired intangible assets and potential impairment charges related to these intangibles or to goodwill if indicators of impairment exist. The allocation of the purchase price from business acquisitions to goodwill and intangible assets could have a significant impact on our future operating results. In addition, the allocation of the purchase price of the acquired businesses to goodwill and intangible assets requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should conditions differ from management’s estimates at the time of the acquisition, material write-downs of intangible assets and/or goodwill may be required, which would adversely affect our operating results.

We evaluate goodwill and purchased assets with indefinite lives for impairment at least annually in accordance with SFAS 142 “Goodwill and Other Intangible Assets.” The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. We determine the fair value of our reporting units based on the present value of estimated future cash flows of the reporting units. If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal years or more frequently if indicators of potential impairment arise.

Warranty Obligations

We warrant most of our products for a specific period of time, usually twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty costs represent our best estimate at the time of sale of the total costs that we will incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates will include historical experience of similar products, as well as reasonable allowance for start-up expenses. Actual warranty costs could differ from the estimated amounts. On a quarterly basis, we review the accrued balances of our warranty obligations and update the historical warranty cost trends, if required. If we were required to accrue additional warranty costs in the future, it would have a negative effect on our operating results.

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

Defined Benefit and Post-Retirement Benefit Plans

We sponsor six defined benefit pension plans in Germany, Japan, Switzerland and the United Kingdom covering employees who meet the applicable eligibility requirements in these countries. In July 2007, we made changes to the defined benefit plan in the United Kingdom by terminating the accrual of additional benefits for existing participants and suspending the enrollment of new participants. We also sponsor a post-retirement benefit plan that provides healthcare benefits to certain eligible retirees in the United States. We do not have any defined benefit pension plans in the United States. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to those plans for which the benefit is actuarially determined, such as our defined benefit and post-retirement benefit plans. These factors include assumptions about: the discount rate; expected return on plan assets; rate of future compensation increases; and rate of healthcare cost increases, all of which we determine within certain guidelines. In addition, we also use subjective factors, such as withdrawal and mortality rates, to calculate the expense and liability. The actuarial assumptions we use are long-term assumptions and may differ materially from actual experience particularly in the short term due to changing market and economic conditions and changing participant demographics. These differences may have a significant impact on the amount of pension expense we record.

The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets. The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rates used for defined benefit plans in all countries are based primarily on the yields of a universe of high quality corporate bonds in each country or the spot rate of high quality AA-rated corporate bonds, with durations corresponding to the expected durations of the benefit obligations. In countries where the corporate bond market is not sufficiently representative of the time period at longer durations, the discount rate also takes into account the yield of long-term government bonds corresponding to the duration of the benefit obligations and the difference between the yield curve on high quality corporate fixed-income investments and government fixed-income investment. A lower discount rate increases the present value of benefit obligations.

Valuation of Derivative Instruments

We use foreign currency forward contracts to reduce the effects of currency fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. SFAS No. 157, Fair Value Measurements, or SFAS 157 establishes three levels of inputs that may be used to measure fair value (see Note 3 “Fair Value Measurements” to Condensed Consolidated Financial Statements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value. The fair value of foreign currency forward contracts are calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The following values are interpolated from commonly quoted broker services: forward point values for each currency, the London Interbank Offered Rate, or LIBOR, to discount assets and liabilities. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which have maturity terms less than twelve months, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty (for net asset) or our discount rate (for net liability). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact to the valuation of our derivative instruments, as well as on our result of operations.

Taxes on Earnings

We are subject to taxes on earnings in both the United States and numerous foreign jurisdictions. As a global taxpayer, significant judgments and estimates are required in evaluating our tax positions and determining our provision for taxes on earnings.

Effective as of the beginning of fiscal year 2008, we adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 contains a two-step approach to recognizing, derecognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that, based on the technical merits, the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Recognition, derecognition, and measurement are based on management’s best judgment given the facts, circumstances and information available at the end of the accounting period. A tax benefit should be recognized in the first period in which it meets the more likely than not recognition threshold, and conversely, a tax benefit previously recognized should be derecognized in the first period in which new information results in a change in judgment in which the position fails to meet the recognition threshold. A benefit not previously recognized would be recognized when the tax position is effectively settled through examination, negotiation or litigation with tax authorities, or when the statute of limitations for the relevant taxing authority to examine and challenge the position has expired. Our policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on earnings did not change as a result of the adoption of FIN 48.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2009 is the 53-week period ending October 2, 2009, and fiscal year 2008 was the 52-week period ended on September 26, 2008. The fiscal quarter ended January 2, 2009 was a 14-week period and the fiscal quarter ended December 28, 2007 was a 13-week period.

Discussion of Financial Data for the First Quarter of Fiscal Year 2009 Compared to the First Quarter of Fiscal Year 2008

Total Revenues

	Three Months Ended
Revenues by sales classification (Dollars in millions)	January 2, 2009	December 28, 2007	Percent Change
Product	$402.2	$364.3	10%
Service Contracts and Other	106.5	86.9	23%

Total Revenues	$508.7	$451.2	13%

Product as a percentage of total revenues	79%	81%
Service Contracts and Other as a percentage of total revenues	21%	19%

Revenues by region
North America	$275.8	$201.2	37%

Europe	130.8	150.9	(13%)
Asia	88.1	84.4	4%
Rest of world	14.0	14.7	(5%)

Total International (1)	232.9	250.0	(7%)

Total	$508.7	$451.2	13%

North America as a percentage of total revenues	54%	45%
International as a percentage of total revenues	46%	55%

(1)	We consider international revenues to be revenues outside of North America.

For the first quarter of fiscal year 2009, both of our business segments and SIP contributed to the growth in total revenues, as well as growth in product revenues, over the prior year period. Oncology Systems service contracts revenues was the primary contributor to the growth in service contracts and other revenues.

For the first quarter of fiscal year 2009, North American revenues increased 37% over the first quarter of fiscal year 2008, when North American revenues increased 3% over the first quarter of fiscal year 2007. The increase in North American revenues was primarily driven by the growth in Oncology Systems revenues and, to a lesser extent, the growth in SIP and X-ray Products revenues. International revenues decreased 7% in the first quarter of fiscal year 2009 over the first quarter of fiscal year 2008, which had experienced 30% growth over the first quarter of fiscal year 2007. The decline, experienced in all international regions except Asia, was due to the decrease in Oncology Systems international revenues, partially offset by increases in SIP and X-ray Products international revenues. The strengthening of the U.S. dollar against foreign currencies compared to that of the year-ago period negatively affected our international revenues when measured in U.S. dollars.

Oncology Systems Revenues

	Three Months Ended
Revenues by sales classification (Dollars in millions)	January 2, 2009	December 28, 2007	Percent Change
Product	$294.6	$276.6	7%
Service Contracts (1)	103.6	83.7	24%

Total Oncology Systems revenues	$398.2	$360.3	11%

Product as a percentage of total Oncology Systems revenues	74%	77%
Service Contracts as a percentage of Oncology Systems revenues	26%	23%
Oncology Systems revenues as a percentage of total revenues	78%	80%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. This excludes revenues from spare parts sold by our service department.

The increases in Oncology Systems product revenues for the first quarter of fiscal year 2009 over the year-ago period were primarily driven by revenues from sales of our new RapidArc products, partially offset by a decrease in product revenues from sales of our high energy linear accelerators. The increase in service contracts revenues in the first quarter of fiscal year 2009 from the first quarter of fiscal year 2008 was primarily driven by increased customer adoption of service contracts, as the sophistication of our products and the installed base of our software products increased. In addition, the strengthening of the U.S. dollar against foreign currencies compared to that of the year-ago period negatively affected our international revenues when measured in U.S. dollars.

	Three Months Ended
Revenues by region (Dollars in millions)	January 2, 2009	December 28, 2007	Percent Change
North America	$239.1	$167.2	43%

Europe	104.4	128.2	(19%)
Asia	43.0	52.2	(18%)
Rest of world	11.7	12.7	(8%)

Total International	159.1	193.1	(18%)

Total Oncology Systems Revenues	$398.2	$360.3	11%

North America as a percentage of Oncology Systems revenues	60%	46%
International as a percentage of Oncology Systems revenues	40%	54%

For the first quarter of fiscal year 2009, North American revenues grew by 43% over the first quarter of fiscal year 2008, when North American revenue growth was 1% over the first quarter of fiscal year 2007. North American revenues grew in the first quarter of fiscal year 2009 over the year-ago quarter primarily due to increases in product revenues from sales of our high energy linear accelerators, our new RapidArc products and our accessory products that enable IGRT (including our On-Board Imager® product, or OBI), as well as an increase in service contract revenues.

International revenues in the first quarter of fiscal year 2009 decreased by 18% over the first quarter of fiscal year 2008, which had experienced 28% growth over the first quarter of fiscal year 2007. For the first quarter of fiscal year 2009, international revenues declined from the prior year quarter primarily due to lower product revenues from sale of our high energy linear accelerators and our accessory products that enable IGRT (including our OBI) partially offset by an increase in service contract revenues and revenues from sales of our new RapidArc products. The strengthening of the U.S. dollar against foreign currencies compared to that of the year-ago period also negatively affected our international revenues when measured in U.S. dollars.

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

X-ray Products Revenues

	Three Months Ended
Revenues by region (Dollars in millions)	January 2, 2009	December 28, 2007	Percent Change
North America	$28.9	$27.2	6%

Europe	11.4	9.7	18%
Asia	43.4	31.2	39%
Rest of world	2.4	2.0	19%

Total International	57.2	42.9	33%

Total X-ray Products Revenues	$86.1	$70.1	23%

North America as a percentage of X-ray Products revenues	34%	39%
International as a percentage of X-ray Products revenues	66%	61%
X-ray Products revenues as a percentage of total revenues	17%	15%

Growth in sales of our x-ray tubes and our flat panel detectors contributed to the growth in total X-ray Products revenues in the first quarter of fiscal year 2009 over the year-ago quarter. The increase in international revenues in the first quarter of fiscal year 2009 over the year-ago quarter was primarily due to increased revenues from sales of our x-ray tubes from one OEM customer in Asia and increased revenues from sales of our flat panel detectors in Europe and Asia. In North America, the growth in revenues from sales of our x-ray tubes in the first quarter of fiscal year 2009 over the year-ago quarter was significantly offset by a decline in revenues from sales of our flat panel detectors.

We sell our x-ray products to a limited number of OEM customers for incorporation into diagnostic imaging systems. Many of our OEM customers for x-ray tube products are also our competitors. The loss of, or reduction in purchasing volume by, one or more of these customers would have a material adverse effect on our X-ray Products business.

Other Revenues

	Three Months Ended
Revenues by sales classification (Dollars in millions)	January 2, 2009	December 28, 2007	Percent Change
Product	$21.4	$17.6	21%
Service Contracts	3.0	3.2	(6%)

Total Other revenues	$24.4	$20.8	17%

Other revenues as a percentage of total revenues	5%	5%

For our “Other” category, which includes SIP, ACCEL Proton Therapy and GTC, revenues in the first quarter of fiscal year 2009 increased over the year-ago period primarily due to growth in product revenues in our SIP business. The higher product revenues from SIP were attributable to increased sales of our high-energy x-ray vehicle inspection systems and our Linatron x-ray accelerators to OEM customers for cargo screening and border protection.

Gross Margin

	Three Months Ended
(Dollars in millions) Dollar by segment	January 2, 2009	December 28, 2007	Percent Change
Oncology Systems	$173.9	$154.5	13%
X-ray Products	34.7	27.7	25%
Other	10.4	8.9	17%

Gross margin	$219.0	$191.1	15%

Percentage by segment
Oncology Systems	43.7%	42.9%
X-ray Products	40.3%	39.5%
Total Company	43.0%	42.4%

For the first quarter of fiscal year 2009, total gross margin increased by 0.6 percentage points over year-ago period. Both of our business segments contributed to the improvement in gross margin, while SIP gross margin was down slightly.

Oncology Systems gross margin increased in the first quarter of fiscal year 2009 over the year-ago period primarily due to an increase in product gross margin, partially offset by a decrease in service contracts gross margin. Product gross margin increased from 41.0% in the first quarter of fiscal year 2008 to 42.4% in the first quarter of fiscal year 2009 primarily because North American product revenues, which typically have higher gross margins than international revenues, represented a higher proportion of total product revenues, as well as because higher margin products (including our RapidArc products), represented a higher proportion of total product revenues. For the first quarter of fiscal year 2009, service contract gross margin decreased to 47.3% from 49.2% in the first quarter of fiscal year 2008 mainly due to increased quality costs.

X-ray Products gross margin increase of 0.8 percentage points in the first quarter of fiscal year 2009 over the prior year quarter was due primarily to product mix shift toward higher margin high-end tube products and a decrease in quality costs.

Research and Development

	Three Months Ended
(Dollars in millions)	January 2, 2009	December 28, 2007	Percent Change
Research and development	$37.0	$28.9	28%
As a percentage of total revenues	7.3%	6.4%

The $8.1 million increase in research and development expense for the first quarter of fiscal year 2009 over the first quarter of fiscal year 2008 was driven primarily by a $3.8 million increase in expenses in Oncology Systems as this segment increased its employee headcount, material costs and consulting expenses for product development, although a favorable currency translation impact, due to the relatively strong U.S. dollar against foreign currencies, when the research and development expenses for Oncology Systems in our foreign operations were translated into U.S. dollars partially offset these increases. All three businesses in the “Other” category increased their research and development expenses by an aggregate of $2.2 million over the year-ago period. X-Ray Products increased its research and development expenses $2.1 million over the year-ago period primarily for development projects related to both x-ray tubes and flat panel products.

Selling, General and Administrative

	Three Months Ended
(Dollars in millions)	January 2, 2009	December 28, 2007	Percent Change
Selling, general and administrative	$83.2	$75.1	11%
As a percentage of total revenues	16.4%	16.6%

The $8.1 million increase in selling, general and administrative expenses for the first quarter of fiscal year 2009 compared to the same period in fiscal year 2008 was primarily attributable to: (a) a $4.8 million increase in employee-related costs and headcount to support our growing business activities and (b) a $4.6 million increase in operating expenses associated with required information technology infrastructure improvements to support our growing business activities.

Interest Income, Net

	Three Months Ended
(Dollars in millions)	January 2, 2009	December 28, 2007	Percent Change
Interest income, net	$1.3	$1.5	(14%)

The decrease in interest income, net, in the first quarter of fiscal year 2009, compared to the same period in fiscal year 2008, was attributable to the lower average interest rates earned on our cash and cash equivalents in the same period.

Taxes on Earnings

	Three Months Ended
	January 2, 2009	December 28, 2007	Percent Change
Effective tax rate	30%	34%	(4%)

Our effective tax rate was 30% for the three months ended January 2, 2009, compared to 34% for the same period of fiscal year 2008. The decrease in our effective tax rate for the three-month period ended January 2, 2009 was primarily due to a net benefit for discrete items, primarily related to the release of some liabilities for uncertain tax positions under FIN 48 as a result of the lapse of the statute of limitations in various jurisdictions, and the benefit of the retroactive reinstatement of the federal research and development credit.

In general, our effective income tax rate differs from the U.S. federal statutory rate primarily because our foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and our domestic earnings are subject to state income taxes. Our future effective tax rate could be adversely affected by having lower earnings than anticipated in countries where we have lower statutory rates and higher earnings than anticipated in countries where we have higher statutory rates, changes in the valuation of our deferred tax assets or liabilities, and changes in tax laws or interpretations of those laws. We also expect that our effective tax rate may experience increased fluctuation from period to period under the provisions of FIN 48.

Net Earnings Per Diluted Share

	Three Months Ended
	January 2, 2009	December 28, 2007	Percent Change
Net earnings per diluted share	$0.56	$0.46	22%

The increase in earnings per diluted share in the first quarter of fiscal year 2009 over the same period in fiscal year 2008 resulted from the increase in total revenues, and the lower effective tax rate, due to a net benefit of discrete items, as well as the reduction in outstanding shares of common stock due to stock repurchases.

Net Orders

	Three Months Ended
Total Net Orders (by segment and region) (Dollars in millions)	January 2, 2009	December 28, 2007	Percent Change
Oncology Systems:
North America	$220.5	$207.2	6%
Total International	207.1	178.5	16%

Total Oncology Systems	$427.6	$385.7	11%

X-ray Products:
North America	$26.7	$25.9	3%
Total International	64.4	49.2	31%

Total X-ray Products	$91.1	$75.1	21%

Other:	$32.6	$28.2	15%

Total Net Orders:	$551.3	$489.0	13%

Both of our business segments and SIP (in the “Other” category) contributed to the growth in net orders in the first quarter of fiscal year 2009 over the prior year period. Oncology Systems net orders for the first quarter of fiscal year 2009 grew 11% over the same quarter in fiscal year 2008 to $427.6 million, with a 6% growth in North America and a 16% growth in the international region. The increase of $41.9 million in net orders was primarily driven by growth in our service contracts, as well as our new RapidArc products, partially offset by a decline in net orders for our high energy linear accelerators. The growth in international net orders was driven by growth in Asia, partially offset by declines in Europe and the rest of the world region.

The trailing twelve months growth in net orders for Oncology Systems for the last three fiscal quarters were: 13% total increase, with a 12% increase in North America and a 14% increase for international regions, as of January 2, 2009; 14% total increase, with a 13% increase in North America and a 16% increase for international regions, as of September 26, 2008; and a 13% total increase, with an 8% increase for North America and an 18% increase for international regions, as of June 27, 2008. Consistent with the historical pattern, we expect that Oncology Systems net orders will continue to experience regional fluctuations.

The increase in X-ray Products net orders in the first quarter of fiscal year 2009 over the year-ago period was due primarily to an increase in net orders for our high power, anode grounded CT scanning tubes and our flat panel detectors. The flat panel detector product line has become a significant contributor to our X-ray Products business segment, and we believe this product line will continue to contribute to our growth as flat panel detectors replace traditional film and image-intensifier x-ray products in many medical, dental and veterinary applications.

Net orders in the “Other” category, comprised of SIP, ACCEL Proton Therapy business and GTC, increased 15% in the first quarter of fiscal year 2009 over the same quarter in fiscal year 2008, primarily due to the increase in our SIP Linatron x-ray accelerators for cargo screening and border protection. However, orders for our SIP products may be unpredictable as governmental agencies may place large orders with our OEM customers in a short period and then may not place any orders for a long time thereafter.

In any given period, orders growth in either North America or international regions, or both, could fluctuate because of the high dollar amount of individual orders. The timing of sales and revenue recognition will vary significantly based on: the delivery requirements of individual orders; acceptance schedules; and the readiness of individual customer sites for installation of our products. The sales and revenue recognition cycles for some types of orders, such as upgrades (i.e., the addition of new features or accessories to existing equipment) are usually shorter than for new equipment orders. Thus, orders in any quarter or period may not be directly correlated to the level of sales or revenues in any particular future quarter or period. Moreover, certain types of orders, such as software products or newly introduced products in our Oncology Systems segment, typically take more time from order to completion of installation and acceptance. Thus, as the overall mix of net orders includes a greater proportion of these types of products, the average time period within which orders convert into revenues could lengthen and our revenue in a specific period could be lower as a result.

Discontinued Operations

In the fourth quarter of fiscal year 2008, we approved a plan to sell Research Instruments to focus ACCEL exclusively on the development of our Proton Therapy business. In accordance with the provisions of SFAS 144, Research Instruments became an asset group held for sale in the fourth quarter of fiscal year 2008. Accordingly, we have segregated the net assets and operating results of Research Instruments from continuing operations in our Condensed Consolidated Balance Sheets and in our Condensed Consolidated Statement of Earnings for all periods presented. Research Instruments was previously included in the “Other” category. Revenues from Research Instruments were $4 million and $7 million for the first quarter of fiscal years 2009 and 2008, respectively. Net loss from Research Instruments decreased from $3 million in the first quarter of fiscal year 2008 to $1 million in the first quarter of fiscal years 2009. See Note 16 “Discontinued Operations and Assets Held for Sale” to the Condensed Consolidated Financial Statements for detailed discussion.

Backlog

At January 2, 2009, we had a backlog of $1.9 billion, which is an increase of 14% compared to December 28, 2007. With respect to our Oncology Systems segment, our backlog at January 2, 2009 increased by 13% from December 28, 2007, which reflects a 9% increase for North America and a 21% increase for the international regions.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, acquire businesses and fund continuing operations. Our sources of cash include operations, borrowings, stock option exercises and employee stock purchases and interest income. Our cash usage is actively managed on a daily basis to ensure the maintenance of sufficient funds to meet our needs. Because the Research Instruments business’s cash flows were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows and the discussion herein.

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

(In millions)	January 2, 2009	September 26, 2008	Increase/ (Decrease)
Cash and cash equivalents	$423	$397	$26

Our cash and cash equivalents increased $26 million from $397 million at September 26, 2008 to $423 million at January 2, 2009. The increase in cash and cash equivalents in the first three months of fiscal year 2009 was due primarily to: $85 million of cash generated from operating activities; $25 million of net borrowings under line of credit agreements; $4 million of cash provided by stock option exercises; and $3 million of cash provided by the excess tax benefits from share-based compensation. These increases were partially offset by cash used for the repurchase of VMS common stock of $72 million and capital expenditures of $18 million. In addition, exchange rate changes in the first three months of fiscal year 2009 increased cash and cash equivalents by $3 million.

At January 2, 2009, we had approximately $15 million or 4% of total cash and cash equivalents in the United States. Approximately $408 million, or 96%, of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of January 2, 2009, most of our cash and cash equivalents that were held abroad were in U.S. dollars. Because our cash levels in the United States are relatively low, we have used our credit facilities to meet our cash needs from time to time and expect to continue to use our existing credit facility in the future for these purposes. Borrowings under our existing credit facility may be used for working capital, capital expenditures, acquisitions and other corporate purposes.

Cash Flows

	Three Months Ended
(In millions)	January 2, 2009	December 28, 2007
Net cash flow provided by (used in):
Operating activities	$85	$121
Investing activities	(22)	(18)
Financing activities	(40)	(29)
Effects of exchange rate changes on cash and cash equivalents	3	(3)

Net increase in cash and cash equivalents	$26	$71

Our primary cash inflows and outflows for the first three months of fiscal year 2009, as compared to the first three months of fiscal year 2008, were as follows:

•	In the first three months of fiscal year 2009, we generated net cash from operating activities of $85 million, compared to $121 million for the first three months of fiscal year 2008.

The $36 million decrease in net cash from operating activities during the first three months of fiscal year 2009 compared to the year-ago period was driven primarily by a net change of $51 million in operating assets and liabilities (working capital items), partially offset by an increase of $13 million in net earnings and an increase in non-cash items of $2 million.

The major contributors to the net change in working capital items in the first three months of fiscal year 2009 were, inventories, deferred revenues and advance payments from customers, as follows:

•	Inventories increased by $45 million due to anticipated customer demand for products during fiscal year 2009 in all of our businesses.

•	Advance payments from customers increased by $23 million due to increased orders.

•

Deferred revenues increased by $17 million primarily due to timing of revenue recognized based on customer acceptance of our Oncology Systems products and the increase in Oncology Systems product revenues.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments and customer acceptance, accounts receivable collections, inventory management, and the timing of tax and other payments. For additional discussion, please refer to the “Risk Factors” in Item 1A.

•

We used $22 million for investing activities in the first three months of fiscal year 2009, compared to $18 million used in the first three months of fiscal year 2008. Cash used for purchases of property, plant and equipment was $18 million for the first three months of fiscal year 2009 and $17 million for the first three months of fiscal year 2008.

•

Financing activities used net cash of $40 million in the first three months of fiscal year 2009 compared to $29 million in the first three months of fiscal year 2008. During the first three months of fiscal year 2009, we used $72 million to repurchase shares of VMS common stock. Partially offsetting this use was $25 million in net borrowing under our credit facility, proceeds of $4 million from employee stock option exercises and $3 million in excess tax benefits from share-based compensation. In the first three months of fiscal year 2008, we used $41 million to repurchase shares of VMS common stock and $23 million for net repayments under our credit facility, which were partially offset by $24 million received from employee stock option exercises and $11 million in excess tax benefits from share-based compensation.

We expect our capital expenditures (which typically represent expenditures for construction and/or purchases of facilities; manufacturing equipment; office equipment; furniture and fixtures; and capitalized costs related to the implementation of software applications); will be approximately 4% of revenues in fiscal year 2009.

We have a $150 million credit facility with Bank of America, N.A., or BofA, which was amended and restated as of November 10, 2008. This credit facility, as amended and restated, is referred to as the Amended BofA Credit Facility. We collateralized a portion of the Amended BofA Credit Facility with a pledge of stock of certain present and future subsidiaries that are deemed to be material subsidiaries under its the terms. As of January 2, 2009, we have pledged to BofA 65% of the voting shares that we hold in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary. The Amended BofA Credit Facility may be used for: working capital; capital expenditures; permitted acquisitions; and other lawful corporate purposes. Unless it is extended by mutual agreement, the Amended BofA Credit Facility will expire on November 10, 2011. Borrowings under the Amended BofA Credit Facility accrue interest either: (i) based on LIBOR plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes, depreciation and amortization, or EBITDA; or (ii) based upon a base rate of either the federal funds rate plus 0.5% or BofA’s announced prime rate, whichever is greater, minus a margin of 0.5% to 0% based on a leverage ratio involving funded indebtedness and EBITDA (depending upon our instructions to BofA). We may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate are adjustable daily. As of January 2, 2009, $25 million was outstanding under the Amended BofA Credit Facility with a weighted average interest rate of 2.89%. The Amended BofA Credit Facility contains customary affirmative and negative covenants for facilities of this type. We have also agreed to maintain certain financial covenants relating to: (i) leverage ratios involving funded indebtedness and EBITDA; (ii) liquidity; and (iii) consolidated assets. As of January 2, 2009, we were in compliance with all covenants. For further discussion regarding the Amended BofA Credit Facility, please refer to Note 7 “Credit Facility” to the Condensed Consolidated Financial Statements.

Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the United States and global economies. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements through fiscal year 2009. We currently anticipate that we will continue to utilize our available liquidity and cash flows from operations, as well as borrowed funds, to make strategic acquisitions, invest in the growth of our business, invest in advancing our systems and processes and repurchase VMS common stock,.

Total debt as a percentage of total capital increased to 5.9% at January 2, 2009 compared to 3.8% at September 26, 2008 largely due to increased borrowings under the Amended BofA Credit Facility. The ratio of current assets to current liabilities decreased to 1.78 to 1 at January 2, 2009 from 1.81 to 1 at September 26, 2008 primarily due to increased borrowings under the Amended BofA Credit Facility.

Days Sales Outstanding

Trade accounts receivable days sales outstanding, or DSO, were 83 days on January 2, 2009 compared to 87 days at December 28, 2007. Our accounts receivable and DSO are primarily impacted by a number of factors: the timing of product shipments; collections performance; payment terms; and the mix of revenues from different regions. As of January 2, 2009, less than 1% of our accounts receivable balance was related to customer contracts with extended payment terms of more than one year.

Stock Repurchase Program

On July 24, 2007, our Board of Directors approved the repurchase of up to 12,000,000 shares of VMS common stock during the period beginning on July 30, 2007 through December 31, 2008. During the first quarter of fiscal year 2009, we paid $71.5 million to repurchase 1,548,000 shares of VMS common stock in accord with this authorization. All shares that have been repurchased have been retired. During the first quarter of fiscal year 2009, 4,342,000 shares available for repurchase under the July 24, 2007 authorization expired. On November 17, 2008, VMS announced that its Board of Directors authorized the repurchase of an additional 8,000,000 shares of VMS common stock from January 1, 2009 through December 31, 2009. Thus, as of January 2, 2009, we could repurchase up to an additional 8,000,000 shares of VMS common stock under the November 17, 2008 authorization.

Contractual Obligations

As a result of the adoption of FIN 48, we reclassified unrecognized tax benefits to long-term income taxes payable, which is included in “Other long-term liabilities.” Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of January 2, 2009, our liability for uncertain tax positions was $85.5 million. We do not anticipate payment of these amounts in the next twelve months. We believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.

In October 2008, we consummated an agreement with Varian, Inc., or VI, under which VI will surrender its sublease of a building containing approximately 210,000 square feet of floor space and the related leasehold interest for the land; the term of this sublease expires in the year 2056. This building, which is located adjacent to our corporate headquarters in Palo Alto, California, will support the growth of our operations and our longer term objective of co-locating certain of our operations. Pursuant to this agreement, VI agreed to surrender the space in the building to us over the period which began in October 2008 and which ends in June 2010 and we agreed to pay VI an aggregate of $21 million in cash and assume the obligations of sublessor under a below-market rate sublease to a third party for a portion of the building. As of January 2, 2009, $5 million had been paid to VI pursuant to our agreement, and the remaining $16 million will be payable in June 2010, when VI completely surrenders this building to us.

Except for the items discussed above and the change in the outstanding balance under our credit facility, there has been no significant change to the other contractual obligations we reported in our Annual Report on Form 10-K for fiscal year 2008.

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

From the time we began operating, we handled and disposed of hazardous materials and wastes following procedures that were considered appropriate under regulations, if any, existing at the time. We also hired companies to dispose of wastes generated by our operations. The U.S. Environmental Protection Agency, or EPA, or third parties have named us as a potentially responsible party, or PRP, under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, or CERCLA, at nine sites where we, as Varian Associates, Inc., are alleged to have shipped manufacturing waste for recycling or disposal. Therefore, as a PRP, we may have an obligation to reimburse the EPA or other third parties for cleanup costs at these sites. In addition, we are overseeing environmental cleanup projects and, as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities (including facilities disposed of in connection with our sale of our Electron Devices business during 1995 and the sale of our thin film systems business during 1997). Under the terms of the agreement governing the distribution of the shares, or the spin-offs, of VI and Varian Semiconductor Equipment Associates, Inc., or VSEA, by us in 1999, VI and VSEA are each obligated to indemnify us for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by us).

As described below, we have accrued a total of $14.6 million at January 2, 2009 to cover our liabilities for these cleanup projects.

•

Various uncertainties make it difficult to estimate, or determine the likelihood within a range of estimates of, the project management costs, legal costs and costs of certain third-party claims at all of the sites and facilities. In addition, for the nine sites and one of the facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future cost of such activities. As of January 2, 2009, we nonetheless estimated that our future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs for these ten locations, as well as project management costs, legal costs and the costs of certain third party-claims for all locations ranged in the aggregate from $3.2 million to $7.3 million. We believe that no amount in the range of estimated future costs is more probable of being incurred than any other amount in the range and therefore we have accrued $3.2 million for these cleanup projects as of January 2, 2009. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

•

As to all other facilities, we have gained sufficient knowledge to better estimate the scope and costs of future cleanup activities based upon formal agreements with other parties defining our future liabilities or formal cleanup plans that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the facility. As of January 2, 2009, we estimated that our future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in the aggregate from $6.3 million to $37.0 million. The time frames over which these cleanup project costs are estimated vary, ranging from 1 year to 30 years as of January 2, 2009. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $16.3 million at January 2, 2009. We accordingly accrued $11.4 million, which represents our best estimate of the future costs of $16.3 million discounted at 4%, net of inflation. This accrual is in addition to the $3.2 million described in the preceding paragraph.

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

We receive certain cash payments in the form of settlements and judgments from defendants, our insurers and other third parties from time to time. We have also reached an agreement with an insurance company under which the insurance company has agreed to pay a portion of our past and future environmental-related expenditures, and we, therefore, had included a $2.9 million receivable primarily in “Other Assets” at January 2, 2009. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has paid the claims that we have made in the past.

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

Acquisition-Related Commitments/Obligations

When we acquired ACCEL in January 2007, ACCEL was involved in a contract-related lawsuit. Subsequent to the acquisition, we settled this lawsuit and agreed to perform certain services under a new contract for a fixed price. From January to September 2007, we gathered information related to the expected cost of satisfying our contractual commitments and completed our assessment as of September 28, 2007. As a result, the final purchase price allocation of ACCEL included a loss accrual related to this contingency of €28.3 million. If the actual costs related to the contingency exceed the estimated amount, or if the estimated loss increases, the variances will be recognized in the Consolidated Statement of Earnings in the periods these variances arise. As of January 2, 2009, the actual costs incurred had been consistent with the estimated costs for the contract and the balance of the loss accrual related to this contingency was €9.8 million. We are currently engaged in arbitration to resolve a dispute under the new contract.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these agreements is unlimited. As of January 2, 2009, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements since we spun off VI and VSEA in 1999.

We have entered into indemnification agreements with our directors and officers and certain of our employees that serve as officers or directors of our foreign subsidiaries that may require us to indemnify our directors and officers and those certain employees against liabilities that may arise by reason of their status or service as directors or officers, and to advance their expenses incurred as a result of any legal proceeding against them as to which they could be indemnified. Generally, the maximum obligation under these indemnifications is not explicitly stated and, as a result, the overall amount of these obligations cannot be reasonably estimated.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in conformity with GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 157-1, or FSP No. 157-1, and FSP No. FAS 157-2, or FSP No. 157-2. FSP No. 157-1 amends SFAS 157 to exclude from its scope SFAS No. 13, Accounting for Leases, or SFAS 13, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. FSP No. 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to our first quarter of fiscal year 2010. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP 157-3. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS 157. The measurement and disclosure requirements of SFAS 157 related to financial assets and financial liabilities were effective for us in the first quarter of fiscal year 2009. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on our consolidated financial position, results of operations and cash flows. We are currently assessing the impact that SFAS 157 will have on our consolidated financial position, results of operations or cash flows when SFAS 157 is applied to nonfinancial assets and nonfinancial liabilities beginning in the first quarter of fiscal 2010.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), or SFAS 158. SFAS 158 requires us to (a) recognize a plan’s funded status in its statement of financial position, (b) measure a plan’s assets and the obligations that determine its funded status as of the end of its fiscal year and (c) recognize changes in the funded status of a defined benefit plan in the year in which the changes occur through other comprehensive income. We adopted the requirement to recognize the funded status of a defined benefit plan and the disclosure requirements in the fourth quarter of fiscal year 2007. Please refer to Note 10 “Retirement Plans” in the 2008 Annual Report for a discussion of the effects of adopting the recognition provisions and disclosure requirements of SFAS 158. The adoption of the measurement date provisions of SFAS 158 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -Including an Amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS 159 in the first quarter of fiscal year 2009 did not have a material impact on our consolidated financial position, results of operations or cash flows. We have currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for us in the second quarter of fiscal year 2009. We do not believe the adoption of SFAS 161 will have a material impact on our consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In November 2008, the FASB ratified Emerging Issues Task Force, or EITF, Issue No. 08-6, Equity Method Investment Accounting Considerations, or EITF 08-6. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for us in the first quarter of fiscal year 2010, with early adoption prohibited. We are currently assessing the potential impact, if any, EITF 08-6 may have on our consolidated financial position, results of operations and cash flows.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets, or EITF 08-7. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for us in the first quarter of fiscal year 2010, with early adoption prohibited. The impact of the adoption of EITF 08-7 will depend on the nature and extent of defensive intangible assets acquired on or after the beginning of fiscal year 2010.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, or FSP No. 132(R)-1. FSP No. 132(R)-1, which amends SFAS 132(R) Employers’ Disclosures about Pensions and Other Postretirement Benefits, provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan and requires employers to disclose information about fair value measurements of plan assets similar to the disclosure about fair value measurements requirement under SFAS 157. FSP No. 132(R)-1 will be effective for us in fiscal year 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to three primary types of market risks: credit risk, foreign currency exchange rate risk and interest rate risk.

Credit Risk

There has been significant deterioration and instability in the financial markets since fiscal year 2008. This period of extraordinary disruption and readjustment in the financial markets exposes us to additional credit risk. We are exposed to credit loss in the event of nonperformance by counterparties on the foreign exchange contracts used in hedging activities. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligation under such contracts. In addition, cash and cash equivalents held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. We also have the credit facility described below. Our access to our cash and cash equivalents or ability to borrow could be reduced if one or more financial institutions with which we have deposits or from which we borrow should fail or would otherwise be adversely impacted by conditions in the financial or credit markets.

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

We also hedge the balance sheet exposures from our various foreign subsidiaries and business units. We enter into foreign currency forward contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the functional currency.

The notional values of our sold and purchased forward exchange contracts outstanding as of January 2, 2009 were $305.1 million and $51.1 million, respectively. The notional amounts of forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consisted of cash and cash equivalents as of January 2, 2009. The principal amount of cash and cash equivalents at January 2, 2009 totaled $423 million with a weighted average interest rate of 1.02%. In the event that interest rates were to further decrease, a substantial portion of our investment portfolio may be reinvested at lower interest rates, yielding lower investment or interest income.

As of January 2, 2009, we had the $150 million Amended BofA Credit Facility. We collateralized a portion of this Amended BofA Credit Facility with a pledge of stock issued by certain of our present and future subsidiaries that are deemed to be material subsidiaries under the terms of the Amended BofA Credit Facility. As of January 2, 2009, we have pledged to BofA 65% of the voting shares that we hold in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary. Borrowings under the Amended BofA Credit Facility accrued interest based on the LIBOR, the federal funds rate or the BofA’s prime rate plus a margin.

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Amended BofA Credit Facility. As of January 2, 2009, $25 million was outstanding under the Amended BofA Credit Facility. If the principal amount outstanding under the Amended BofA Credit Facility remained at this level for an entire year and interest rates increased or decreased, respectively, by 1%, our interest expense would increase or decrease, respectively, an additional $0.3 million per year. See detailed discussion of our credit facilities in “Liquidity and Capital Resources” section in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, we had $40.3 million of long-term debt outstanding as of January 2, 2009 that carried at a weighted average fixed interest rate of 6.88% with principal payments due in various installments over a five-year period. To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future.

The estimated fair value of our cash and cash equivalents (96% of which was held abroad at January 2, 2009 and could be subject to additional taxation if it were repatriated to the United States) and the estimated fair value of our short-term borrowings under the credit facility approximated the principal amounts reflected above based on the maturities of these financial instruments.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 4.	Controls and Procedures

(a)	Disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings and claims that are discussed in Note 9 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Contingencies”, and such discussion is incorporated by reference into this item.

Item 1A.	Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 26, 2008 should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be materially adversely affected.

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

We believe that IMRT and IGRT have become accepted standards for treatment in the radiation oncology market. Demand for our products for IMRT has been a historical driver for our net orders and revenue growth in our Oncology Systems business segment and, now, demand for our products for IGRT has been one of the main contributors to more recent net orders and revenue growth . However, if future studies contradict current knowledge about IMRT or IGRT or otherwise call into question the effectiveness of our IMRT or IGRT products or show negative side effects, or if other more effective technologies are introduced, our revenues could fail to increase or could decrease. Our success will also depend upon the continued acceptance and success of IMRT and IGRT in general and acceptance of our products utilizing this technology in particular. However, as more institutions purchase IMRT- or IGRT-equipped linear accelerators or upgrade their existing accelerators with IMRT or IGRT technology, the market for IMRT and IGRT products may become saturated and we could face competition from newer technologies. For example, we have seen and continue to expect that the rate of growth for IMRT equipment will be lower than what we have experienced previously, particularly in the North American market where a majority of our customer sites have the products and accessories necessary to perform IMRT.

We believe our future success in Oncology Systems is, in part, dependent upon the acceptance and success of VMAT in general and acceptance of our RapidArc products in particular. We believe that our new RapidArc products for VMAT are the next significant advance in IMRT cancer treatments and can help drive longer term demand for our linear accelerator products and our IMRT-related products. In fact, orders for our RapidArc have been a significant contributor to our recent net orders growth. However, VMAT and our RapidArc products are not yet widely-accepted as a treatment standard. Early adopters of VMAT and our RapidArc products continue to publish studies on VMAT treatments using our RapidArc products. If future studies contradict current knowledge about VMAT or our RapidArc products or otherwise call into question the effectiveness of VMAT treatments or show negative side effects, or if other more effective technologies are introduced, our customers may not be willing to adopt VMAT or purchase our RapidArc products, which would result in negative impact on our net orders and revenues. Furthermore, if third party, non-Varian information systems do not support our VMAT technology, we may not be able gain sufficient adoption of our RapidArc products and VMAT technology among customers that have non-Varian information systems, which would also inhibit our ability to gain wide-spread acceptance of our RapidArc products and, accordingly, could result in a negative impact to our net orders and revenues.

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

The acquisition of ACCEL should enable us to develop and offer products for delivering image-guided, intensity-modulated proton therapy for the treatment of cancer. While we intend to continue to invest in product development relating to proton therapy treatment capabilities, acceptance of this technology may be slower than with our other cancer treatment technologies due to the relatively large scale, higher costs and complex project financing associated with implementing a proton therapy system. Risks associated with this business could increase, given the heavy reliance of customers of this business on credit and large-scale project financing, which is more difficult to obtain with the current general worldwide economic downturn and contraction in credit markets. Our future success will depend upon the wide-spread awareness, acceptance and adoption by the oncology market of proton therapy systems for the treatment of cancer. Our efforts to increase awareness and adoption of our proton therapy systems may not be successful. If proton therapy fails to be effective as a treatment modality, or if proton therapy fail to become widely utilized, our orders and revenues may not materialize.

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

We conduct business globally. Our international revenues accounted for approximately 46% and 55% of revenues during the first quarter of fiscal years 2009 and 2008, respectively. As a result, we must provide significant service and support on a worldwide basis, and we have sales and service offices located in Europe, Asia, South America and Australia. In addition, we have manufacturing and research operations in England, Germany, Switzerland, France, Finland and China. We also invested in the expansion of our China x-ray business through our acquisition of Pan-Pacific Enterprises, Inc. We have invested and will continue to invest substantial financial and management resources to develop an international infrastructure to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will be able to compete successfully in the international markets, generate new business, or meet the service and support needs of our customers there. Accordingly, our future results could be harmed by a variety of factors, including:

•	the difficulties in enforcing agreements and collecting receivables through many foreign country’s legal systems;

•	the longer payment cycles associated with many foreign customers;

•	the possibility that foreign countries may impose additional taxes, tariffs or other restrictions on foreign trade;

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

Historically, our international sales have had lower average selling prices and gross margins. Although the geographic distribution of our orders and sales may fluctuate from period to period, it has been generally trending increasingly towards our international regions. As a result, our overall rate of orders growth (measured in U.S. dollars) could slow down and overall revenues and gross margins may be negatively affected.

In addition, we generally retain cash received through international operations in our local subsidiaries. As of January 2, 2009, 96% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation, and we would not receive the full benefit of such repatriation. Additionally, this could cause our overall tax rate to increase. This could cause our business and results of operations to suffer.

OUR RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED BY THE WORLDWIDE MACROECONOMIC DOWNTURN

Since 2008, general worldwide economic conditions have experienced a severe downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, volatile currency exchange rates and energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These macroeconomic conditions appear to be deteriorating further into 2009. These conditions may make it difficult for our customers and our vendors to accurately forecast and plan future business activities, which, among other things, may cause our customers to freeze or dramatically reduce purchases and capital project expenditures, result in consolidation of our customers and result in disruption of supply as vendors consolidate or go out of business. Furthermore, these conditions and their effects on our customers and vendors also make it difficult for us to accurately forecast and plan our future business activities. We cannot predict the timing or duration of the economic downturn or the timing or strength of a subsequent economic recovery, in general or specifically in the healthcare industry. If the healthcare market significantly deteriorates due to these macroeconomic effects, our business, financial conditions and results of operations will likely be materially and adversely affected.

OUR RESULTS MAY BE ADVERSELY AFFECTED BY CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

Since we sell our products internationally and have international operations, we are also subject to market risk due to fluctuations in foreign currency exchange rates, which may affect product demand, our expenses and/or the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services or of our expenses is made in the local currency. We manage this risk through established policies and procedures that include the use of derivative financial instruments. We have historically entered into foreign currency forward exchange contracts to mitigate the effects of operational (sales transactions) and balance sheet exposures to fluctuations in foreign currency exchange rates. Our forward exchange contracts generally range from one to twelve months in maturity.

Although we engage in hedging strategies that may offset the effect of fluctuations in foreign currency exchange rates, the protection these strategies provide will be affected by the timing of transactions, and the effectiveness of those strategies, the number of transactions that are hedged, forecast volatility and the extent of movement of foreign currency exchange rates. In particular, foreign currency exchange rates in worldwide currencies have been extremely volatile over short periods of time in recent months. If our hedging strategies are not effective in offsetting the effect of fluctuations in foreign currency exchange rates, our revenues and other operating results may be harmed. In addition, because currencies fluctuate and we engage in hedging strategies over time, movement in foreign currency exchange rates could impact our financial results positively or negatively in one period and not another, and therefore make comparing our financial results from period to period more difficult.

In addition, long-term movements in foreign currency exchange rates could affect the competitiveness of our products. Even though sales of our products internationally occur predominantly in local currencies, our cost structure is weighted towards the U.S. dollar, and some of our competitors may have cost structures based in other currencies, so our overall margins and pricing competitiveness may be adversely affected. The weakening U.S. dollar that we have experienced over the last several years has made our pricing more competitive with our foreign competitors, which has been a contributor to our international order and revenue growth. The strengthening of the U.S. dollar against other countries’ currencies that we have experienced more recently may make our pricing less competitive and result in slower growth in our international orders and revenues, which then could negatively affect our overall financial performance and results. Changes in monetary or other policies here and abroad, including as a result of the current economic downturn or in reaction thereto, or in the United States as a result of a change in the Presidential administration, will likely affect foreign currency exchange rates.

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

Marketing a medical device in the U.S. In the United States, as a manufacturer and seller of medical devices and devices emitting radiation or utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the FDA , Nuclear Regulatory Commission, or NRC, and state and local regulatory agencies, such as the State of California, to ensure the devices are safe and effective and comply with laws governing products which emit, produce or control radiation. We are also subject to similar international regulations depending on the countries in which we sell our devices. These regulations govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale and marketing and disposal of our products.

Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in an existing medical device obtain either 510(k) pre-market notification clearance or pre-market approval before we, as a manufacturer of medical devices, can take orders for or market or sell those products in the United

States. In addition, modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process may require a new 510(k) clearance. Obtaining FDA and/or international clearances or approvals is time-consuming, expensive and uncertain. We may fail to obtain the necessary clearances or approvals or may be unduly delayed in doing so. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products. If we were unable to obtain required FDA and / or international approval or clearance for a product or unduly delayed in doing so, or the uses of that product were limited, our business would suffer. In the past, in the U.S., our devices have either been subject to 510(k) clearance or exempt from 510(k) clearance. The 510(k) clearance process is generally less time-consuming, expensive and uncertain than the pre-market approval, or PMA, process. There have been recent discussions in medical and regulatory publications advocating for increased FDA review of certain medical devices by disallowing such devices from the 510(k) clearance process. If we were required to use the PMA approval process for future products or product modifications, it could delay or prevent release of the proposed products or modifications, and could cause substantial harm to our business.

Marketing a medical device internationally. In order for us to market our products within the European Union, we must meet the CE marking requirements. A CE mark is a European marking of conformity that indicates that a product complies with the essential requirements of the applicable European laws or directives by meeting the relevant regulatory requirements and when used as intended, works properly and is acceptably safe. This conformity to the applicable directives is done through self-declaration and is verified by an independent certification body, called a Notified Body, before the CE mark can be affixed. After the CE mark is affixed to the device, which we would do once conformity is verified, the Notified Body would regularly audit us to ensure that we remain in compliance with the applicable European laws or directives. CE marking is required on products in the countries of the European Economic Area, or EEA, and provides a means for us to demonstrate that our products comply with of the laws required by the EEA countries to allow free movement of trade within the EEA countries. If we are unable to support our performance claims and demonstrate compliance with the applicable European laws and directives to our Notified Body and/or competent authorities, we may risk losing our CE mark, which would prevent us from selling our products within the European Union.

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

Quality systems, audits and failure to comply. Our manufacturing operations are required to comply with the FDA’s QSR, and other federal and state regulations for medical devices and radiation emitting products that address a company’s responsibility for complying with the quality systems regulations, which include the requirements for current good manufacturing practices. The FDA makes announced and unannounced inspections of medical device manufacturers to determine compliance with QSR and in connection with these inspections has issued, and in the future may issue, reports, known as Form FDA 483 reports (listing instances where the manufacturer has failed to comply with applicable regulations and/or procedures), or Warning Letters citing failure to comply with applicable regulations or procedures. If a Warning Letter were issued, we would be required to take prompt corrective action to come into compliance. Failure to respond timely to a Warning Letter or other notice of noncompliance and to come into compliance could result in the FDA bringing enforcement action against us, which could include the total shutdown of our production facilities and criminal and civil fines. Additionally, if a Warning Letter were issued, customers could delay purchasing decisions or cancel orders, and we could face increased pressure from our competitors, who could use the Warning Letter against us in competitive sales situations, either of which could adversely affect our reputation, business and stock price.

In addition, we are required to timely file various reports with the FDA and other international regulatory authorities, including reports required by the medical device reporting, or MDR regulations , and similar international adverse event reporting regulations, which require that we report to regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed timely, regulators may impose sanctions and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business.

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

Our medical devices utilizing radioactive material are subject to the NRC clearance and approval requirements, and the manufacture and sale of these products are subject to extensive international, federal and state regulation that varies from state to state and among countries or regions. Our manufacture, distribution installation and service of medical devices utilizing radioactive material or emitting radiation also requires us to obtain a number of licenses and certifications for these devices and materials. Service of these products must also be in accordance with a specific radioactive materials license. In addition, we are subject to a variety of environmental laws regulating our manufacturing operations and the handling, storage, transport and disposal of hazardous materials, and which impose liability for the cleanup of any contamination from these materials. In particular, the handling and disposal of radioactive materials resulting from the manufacture, use or disposal of our products may impose significant costs and requirements. There can be no assurance disposal sites for the lawful disposal of materials generated by the manufacture, use or decommissioning of our products will continue to accept such materials in the future, or under terms which are favorable.

The FDA and the Federal Trade Commission, or FTC, also regulates advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory clearances, that there is scientific data to substantiate the claims and that our advertising is neither false nor misleading. If the FDA or FTC determines that any of our advertising or promotional claims are not permissible, we may be subject to enforcement actions and may be required to revise our promotional claims or make other corrections or restitutions.

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

If we or any of our suppliers or distributors fail to comply with FDA, FTC and other applicable U.S and foreign country regulatory requirements or are perceived to potentially have failed to comply, we may face:

•	adverse publicity affecting both us and our customers;

•	increased pressures from our competitors;

•	investigations by governmental authorities or Warning Letters;

•	fines, injunctions, and civil penalties;

•	partial suspensions or total shutdown of production facilities, or the imposition of operating restrictions;

•	increased difficulty in obtaining required FDA clearances or approvals, or the equivalent approvals in foreign countries;

•	losses of clearances or approvals already granted, or the refusal of future requests for clearance or approval;

•	seizures or recalls of our products or those of our customers;

•	delays in purchasing decisions by customers or cancellation of existing orders;

•	the inability to sell our products, or, where we have failed to comply with foreign regulations, to import our products to such countries; and

•	criminal prosecutions.

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

The Medicare and Medicaid “anti-kickback” laws, and several similar state laws, prohibit payments or other remuneration that is intended to induce hospitals, physicians or others either to refer patients or to purchase, lease or order, or arrange for or recommend the purchase, lease or order of healthcare products or services for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. These laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of our products. In particular, these laws influence, among other things, how we structure our sales offerings, including discount practices, customer support, education and training programs, physician consulting, research grants and other service arrangements. These laws are broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances.

Federal and state “false claims” laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed. Although we do not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, or through certain other activities, including promoting products for uses not approved or cleared by the FDA, which is called off-label promotion. “Anti-kickback” and “false claims” laws prescribe civil and criminal penalties, which can be substantial, and potential exclusion from healthcare programs for noncompliance. Moreover, even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could harm our business and results of operations. Additionally, several proposals and bills are being considered at both the state and federal levels expanding “anti-kickback” laws to require, among other things, extensive tracking, maintenance of data bases regarding and disclosures of relationships and payments to physicians and healthcare providers. If such proposals or bills were to become law, the implementation the necessary infrastructure to comply with such laws could be quite costly.

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

In addition, if a product we designed or manufactured were defective (whether due to design, labeling or manufacturing defects, improper use of the product or other reasons), we may be required to recall the product and notify regulatory authorities. The adverse publicity resulting from a recall could cause customers to review and potentially terminate their relationships with us. These recalls, especially if accompanied by unfavorable publicity or cancellation of customer orders and service contracts, could result in our incurring substantial costs and management time, losing revenues and damaging our reputation, each of which would harm our business. Further, product recalls may also result in unexpected loss accruals under GAAP that may cause our quarterly results to fluctuate.

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

We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier, such as the source wires for high-dose afterloaders, klystrons for linear accelerators, array sensors for use in our imaging panels, sesium iodide coatings for the arrays, and specialized integrated circuits, x-ray tube targets, housings, glassframes and various other x-ray tube components. If we lose any of these suppliers or if their operations were substantially interrupted, we would be required to obtain and qualify one or more replacement suppliers, which may then also require us to redesign or modify our products to incorporate new parts and/or further require us to obtain clearance, qualification or certification of such product by the FDA or other applicable regulatory approvals in other countries. Events like these could significantly increase costs for the affected product and likely cause material delays in delivery of that and other related products. Although we have obtained limited insurance to protect against business interruption loss, we cannot assure you that this insurance coverage will be adequate or that it will continue to remain available on acceptable terms, if at all. Additionally, some of these suppliers including our single-source suppliers, supply components for certain of our product lines that are growing rapidly. Manufacturing capacity limitations of any of these suppliers or other inability of these suppliers to meet increasing demand could adversely affect us, resulting in curtailed growth opportunities for any of our product lines. Shortage of and greater demand for components and subassemblies could also increase manufacturing costs by increasing prices. Disruptions or loss of any of our limited- or sole-source components or subassemblies or the capacity limitations of the suppliers for these components or subassemblies, including the ones referenced above, could adversely affect our business and financial results and could damage our customer relationships. In addition, we rely upon the supplies of certain raw materials such as tungsten, lead and copper for Oncology Systems and SIP; copper, lead, tungsten, rhenium, molybdenum zirconium, and various high grades of steel alloy for X-ray Products, and high-grade steel and high-grade copper for the ACCEL Proton Therapy business. Demand for these raw materials both within the United States and from foreign countries, such as China, has increased dramatically over the last few years, resulting in limited supplies and significantly higher prices. While recently, we have begun to experience a decrease in pricing, we still have supply contracts with prices set at the time such contracts were signed. Furthermore, we expect that the worldwide demand, availability and pricing of these raw materials will continue to fluctuate in the future. This could constrain our manufacturing of affected products, reduce our profit margins or otherwise adversely affect our business.

CONSOLIDATION AMONG OUR ONCOLOGY SYSTEMS CUSTOMERS COULD ADVERSELY AFFECT OUR SALES OF ONCOLOGY PRODUCTS AND THEREFORE OUR FINANCIAL RESULTS

We have begun to see some consolidation among our customers in our Oncology Systems business, as hospitals and clinics combine through mergers and acquisitions, and as they join group purchasing organizations or affiliated enterprises. As customers consolidate, the volume of product sales to these customers might decrease. Alternatively, order size may increase as what were previously more than one customer combine orders as one entity. As a result, the purchasing cycle for our Oncology Systems products could lengthen, as orders increase in size and require more approvals. Both increased order size and extended purchasing cycles could cause our net orders for these products to be more volatile and less predictable. In addition, group purchasing organizations often focus on pricing as the determinant in making purchase decisions. A reduction in net orders could affect the level of future revenues, which would adversely affect our operating results, financial condition, and the price of VMS common stock.

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

The United States government has in the past, and may in the future, consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both private and public reimbursement for healthcare services. State and local governments, as well as a number of foreign governments, are also considering or have adopted such policies. These policies have included, and may in the future include, rationing of government-funded reimbursement for healthcare services and imposing price controls on medical products and services providers. Future significant changes in the healthcare systems in the United States or elsewhere, including those that may reduce reimbursement rates for our products or procedures using our products and those changes that may be proposed by the new U.S. Presidential administration, could have a negative impact on the demand for our products and services and our business. A number of U.S. healthcare reforms are currently being discussed and/or proposed, but it is unclear which, if any, of these reforms might be enacted by the U.S. Congress and signed into law by the new President. We are unable to predict what healthcare reform legislation or regulations, if any, will be enacted in the United States or elsewhere, whether other healthcare legislation or regulations affecting our business may be proposed or enacted in the future, or what effect any legislation or regulation would have on our business.

In addition, sales of some of our products indirectly depend on whether adequate reimbursement is available to our customers for the treatment provided by those products from third-party healthcare payors, such as government healthcare insurance programs, including the Medicare and Medicaid programs, private insurance plans, health maintenance organizations and preferred provider organizations. Once Medicare has made a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually. Private third-party payors, although independent from Medicare, sometimes use portions of Medicare reimbursement policies and payment amounts. As a result, decisions by the Centers for Medicare and Medicaid Services to reimburse for a treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a treatment sometimes extend to third-party payor reimbursement policies and amounts for that treatment. While we believe reimbursement policies and amounts are not a major factor in our customer purchasing decisions for radiotherapy products, a dramatic change in the availability and amount of reimbursement for treatments using our products could influence our customers’ decisions. Any sharp cuts in overall reimbursement rates for radiotherapy, radiosurgery, proton therapy or brachytherapy could increase uncertainty and reduce demand for our products and have a material adverse effect on our revenues and stock price.

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

We have experienced and expect in the future to experience fluctuations in our operating results, including net orders, revenues and gross margins. Many of our products require significant capital expenditures by our customers. Accordingly, individual product orders can be quite large in dollar amounts, which can extend the customer purchasing cycle. We have experienced this with our IGRT products, and expect this to be even greater with our proton therapy products because of the high cost of the equipment and the complexity of project financing. With the current general worldwide economic downturn and contraction in credit markets, the purchasing cycle may extend even further as potential customers more closely scrutinize and prioritize their capital spending budgets, and analyze appropriate financing alternatives. With larger projects, such as the purchase of a proton therapy system, the contraction in credit markets could cause customers to delay or cancel their projects, or request participation in financing arrangements or payment concessions in their agreements with us, which could negatively impact our cash flows and results of operations. In addition, some of our more sophisticated equipment, such as IGRT and proton therapy products, requires greater site preparation and longer construction cycles, which can delay installation. For proton therapy products, this can delay the customer decision cycles even further. The timing of when individual orders are placed, installation is accomplished and the revenues recognized could have an effect our quarterly results.

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

We report on a quarterly and annual basis our net orders and backlog. It is important to understand that, unlike revenues, net orders and backlog are not governed by the rules of GAAP, and are not within the scope of the audit or reviews conducted by our independent registered public accounting firm; therefore, investors should not interpret our net orders or backlog in such a manner. Also, for the reasons set forth above, our net orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues. Unexpected levels of cancellation of orders or delays in customer purchase decisions or delivery dates will reduce the quarterly net orders and backlog and also affect the level of future revenues. Accordingly, we cannot be sure if or when orders will mature into revenues. Our net orders, backlog and revenues in one or more future periods may fall below the expectations of securities analysts and investors. In that event, the trading price of VMS common stock would almost certainly decline.

THE FINANCIAL RESULTS OF OUR PROTON THERAPY BUSINESS MAY FLUCTUATE AND BE UNPREDICTABLE

Our proton therapy projects are highly customized and vary in size and complexity. Planning for these projects will take more time and use more resources than those in the radiotherapy business conducted in our Oncology Systems segment. Due to its relatively large scale, the construction of a proton therapy facility requires significant capital investment and may involve complex project financing. If we are required to establish special purpose entities to finance and manage a proton therapy project, we may be required to consolidate these special purpose entities in our financial statements, or guarantee performance and assume liabilities that are in excess of the project value, which could negatively impact our financial results. Further, the current worldwide economic downturn and contraction in credit markets may make it more difficult for customers of this business to find appropriate financing for large proton therapy projects, which could cause them to delay or cancel their projects, or request participation in financing arrangements or payment concessions in their agreements with us. In addition, due to their size and complexity, the sales and customer decision cycles for proton therapy projects may take several years. As a result, the timing of these projects may vary significantly from period to period, and our operating results and the trading price of VMS common stock may be adversely affected.

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

We offer longer or extended payment terms for qualified customers in some circumstances. During the first quarter of fiscal year 2009, customer contracts with longer or extended payment terms amounted to approximately 4% of total Oncology Systems revenues. While we qualify customers to whom we offer longer or extended payment terms, we cannot assure you that the financial positions of these customers will not change adversely over the longer time period given for payment. In such an event, we may experience an increase in payment defaults, which will affect our net earnings. Also, longer or extended payment terms have and may in the future result in an increase in our days sales outstanding.

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

THE EFFECT OF TERRORISM OR AN OUTBREAK OF EPIDEMIC DISEASES MAY NEGATIVELY AFFECT SALES AND HINDER OUR OPERATIONS

Concerns about terrorism, the effects of a terrorist attack or an outbreak of epidemic diseases could have a negative effect on our business operations, those of our suppliers and customers, and the ability to travel, resulting in adverse consequences on our revenues and financial performance.

SINCE OUR STOCKHOLDER RIGHTS PLAN EXPIRED, WE COULD FACE A HIGHER RISK OF A TAKEOVER

Our stockholder rights plan expired in December 2008. We may not be able to implement a similar stockholder rights plan, which could put us at risk for a take-over, distract our management and adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to the shares of common stock repurchased by us during the first quarter of fiscal year 2009.

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 27, 2008 - October 24, 2008	1,500,000		$46.41		1,500,000	4,390,000
October 25, 2008 - November 21, 2008	55,934	(2)	$39.63	(2)	48,000	4,342,000
November 22, 2008 - January 2, 2009	—		$—		—	8,000,000

Total	1,555,934		$46.16		1,548,000

(1)	On July 24, 2007, VMS’s Board of Directors approved the repurchase up to 12,000,000 shares of VMS common stock during the period beginning on July 30, 2007 through December 31, 2008. During the first quarter of fiscal year 2009, 4,342,000 shares available for repurchase under the July 24, 2007 authorization expired. On November 17, 2008, we announced that our Board of Directors approved the repurchase of 8,000,000 shares of VMS common stock over a period beginning on January 1, 2009 through December 31, 2009. Repurchases have been made in accordance with Rule 10b-18 and have included plans designed to satisfy the Rule 10b5-1 safe harbor. Shares are retired upon repurchase.

(2)	Included of 7,934 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding requirements for vested restricted common stock granted under the Company’s employee stock plans.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibits No.	Description

10.1++	Amended and Restated Credit Agreement entered into as of November 10, 2008 by and between the Registrant and Bank of America, N.A.

10.2†	Registrant’s Amended and Restated 2005 Deferred Compensation Plan.

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory arrangement.
++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated:	February 10, 2009	By:	/S/ ELISHA W. FINNEY
Elisha W. Finney
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibits No.	Description

10.1++	Amended and Restated Credit Agreement entered into as of November 10, 2008 by and between the Registrant and Bank of America, N.A.

10.2†	Registrant’s Amended and Restated 2005 Deferred Compensation Plan.

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory arrangement.
++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.