Form 10-Q
period 2009-04-03
VARIAN MEDICAL SYSTEMS INC
filed 2009-05-12
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 125,360,011 shares of common stock, par value $1 per share, outstanding as of May 1, 2009.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended April 3, 2009

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Revenues:
Product	$449,320	$428,781	$851,461	$793,117
Service contracts and other	104,271	89,621	210,799	176,498

Total revenues	553,591	518,402	1,062,260	969,615

Cost of revenues:
Product	256,134	259,363	489,414	473,923
Service contracts and other	57,066	47,477	113,498	93,025

Total cost of revenues	313,200	306,840	602,912	566,948

Gross margin	240,391	211,562	459,348	402,667
Operating expenses:
Research and development	36,979	31,879	73,957	60,823
Selling, general and administrative	81,183	75,086	164,416	150,159

Total operating expenses	118,162	106,965	238,373	210,982

Operating earnings	122,229	104,597	220,975	191,685
Interest income	877	2,738	3,139	5,548
Interest expense	(1,194)	(1,174)	(2,147)	(2,470)

Earnings from continuing operations before taxes	121,912	106,161	221,967	194,763
Taxes on earnings	42,554	33,265	73,030	63,636

Earnings from continuing operations	79,358	72,896	148,937	131,127
Loss from discontinued operations, net of taxes	(11,545)	(1,533)	(12,327)	(4,285)

Net earnings	$67,813	$71,363	$136,610	$126,842

Net earnings (loss) per share - Basic
Continuing operations	$0.64	$0.58	$1.20	$1.05
Discontinued operations	$(0.09)	$(0.01)	$(0.10)	$(0.03)

Net earnings per share	$0.55	$0.57	$1.10	$1.02

Net earnings (loss) per share - Diluted
Continuing operations	$0.64	$0.57	$1.19	$1.03
Discontinued operations	$(0.10)	$(0.01)	$(0.10)	$(0.04)

Net earnings per share	$0.54	$0.56	$1.09	$0.99

Weighted average shares used in the calculation of:
Net earnings per share - Basic	123,782	125,158	123,836	124,960

Net earnings per share - Diluted	124,497	128,035	124,836	127,881

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	April 3, 2009	September 26, 2008 (1)
Assets
Current assets:
Cash and cash equivalents	$374,617	$397,306
Restricted cash	2,340	—
Accounts receivable, net of allowance for doubtful accounts of $3,588 at April 3, 2009 and $3,110 at September 26, 2008	534,789	486,310
Inventories	340,240	282,980
Prepaid expenses and other current assets	67,458	78,018
Deferred tax assets	130,710	130,988
Current assets of discontinued operations	—	18,799

Total current assets	1,450,154	1,394,401
Property, plant and equipment, net	252,273	218,183
Goodwill	203,871	209,146
Other assets	157,693	150,694
Long-term assets of discontinued operations	—	3,088

Total assets	$2,063,991	$1,975,512

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$111,070	$105,281
Accrued expenses	226,756	252,915
Product warranty	48,892	51,141
Deferred revenues	131,464	141,368
Advance payments from customers	224,082	201,783
Short-term borrowings	10,000	—
Current maturities of long-term debt	2,746	7,987
Current liabilities of discontinued operations	—	21,202

Total current liabilities	755,010	781,677
Long-term debt	29,774	32,399
Other long-term liabilities	152,154	134,251

Total liabilities	936,938	948,327

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 125,360 and 125,590 shares issued and outstanding at April 3, 2009 and at September 26, 2008, respectively	125,360	125,590
Capital in excess of par value	486,584	468,384
Retained earnings	535,392	451,439
Accumulated other comprehensive loss	(20,283)	(18,228)

Total stockholders’ equity	1,127,053	1,027,185

Total liabilities and stockholders’ equity	$2,063,991	$1,975,512

(1)	The condensed consolidated balance sheet as of September 26, 2008 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(In thousands)	April 3, 2009	March 28, 2008
Cash flows from operating activities:
Net earnings	$136,610	$126,842
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	21,319	18,656
Tax benefits from exercises of share-based payment awards	4,553	17,830
Excess tax benefits from share-based compensation	(6,022)	(16,049)
Depreciation	19,372	15,383
Provision for doubtful accounts receivable	699	212
Amortization of intangible assets	1,792	2,384
Deferred taxes	(1,366)	(2,459)
Net change in fair value of derivatives and underlying commitments	1,671	(655)
Loss on equity investment in affiliate	15	755
Loss on sale of Research Instruments	8,062	—
Other	(1,631)	(1,356)
Changes in assets and liabilities:
Restricted Cash	(2,340)	—
Accounts receivable	(66,608)	23,522
Inventories	(55,340)	(31,355)
Prepaid expenses and other current assets	(14,895)	(13,451)
Accounts payable	4,576	8,130
Accrued expenses	3,299	(25,983)
Deferred revenues	(9,904)	33,036
Product warranty	(1,941)	3,640
Advance payments from customers	19,898	10,451
Other long-term liabilities	(2,198)	6,282

Net cash provided by operating activities	59,621	175,815

Cash flows from investing activities:
Purchases of property, plant and equipment	(29,334)	(38,562)
(Increase) decrease in cash surrender value of life insurance	(2,258)	2,054
Note receivable from affiliate and other, net	(6,311)	(964)
Other, net	(4,290)	(1,270)

Net cash used in investing activities	(42,193)	(38,742)

Cash flows from financing activities:
Repurchases of common stock	(71,541)	(114,560)
Proceeds from issuance of common stock to employees	13,812	50,621
Net borrowings under line of credit agreements	10,000	32,000
Excess tax benefits from share-based compensation	6,022	16,049
Employees’ taxes withheld and paid for restricted stock	(2,746)	(340)
Repayments of bank borrowings	(7,866)	(108)
Other	(132)	—

Net cash used in financing activities	(52,451)	(16,338)

Effects of exchange rate changes on cash and cash equivalents	12,334	(23,925)

Net increase (decrease) in cash and cash equivalents	(22,689)	96,810
Cash and cash equivalents at beginning of period	397,306	263,246

Cash and cash equivalents at end of period	$374,617	$360,056

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

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2009 is the 53-week period ending October 2, 2009, and fiscal year 2008 was the 52-week period that ended on September 26, 2008. The fiscal quarter ended April 3, 2009 and the fiscal quarter ended March 28, 2008 were 13-week periods.

Principles of Consolidation

The consolidated financial statements include those of VMS and its subsidiaries. Intercompany balances, transactions, and stock holdings have been eliminated in consolidation.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 26, 2008 (the “2008 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of April 3, 2009 and September 26, 2008, results of operations for the three and six months ended April 3, 2009 and March 28, 2008, and cash flows for the six months ended April 3, 2009 and March 28, 2008. The results of operations for the three and six months ended April 3, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

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

Revenue Recognition

The Company’s revenues are derived primarily from the sale of hardware and software products, and related services and contracts from the Company’s Oncology Systems, X-ray Products and Security and Inspection Products (“SIP”) business. The Company recognizes its revenues net of any value added or sales tax and net of sales discounts.

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

The Company does not have installation obligations for x-ray tubes, digital image detectors, spare parts and certain hardware products in Oncology Systems and the SIP business. For the products that do not include installation obligations, the Company recognizes revenues upon the transfer of risk of loss, which is either at the time of shipment or delivery, depending upon the shipping terms of the contract, provided that all other criteria under SAB 104 and EITF 00-21 have been met.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1”). FSP 107-1 amends FASB No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for the Company in the third quarter of fiscal year 2009. The Company does not believe the adoption of FSP 107-1 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies SFAS 141(R) on initial recognition and measurement, subsequent measurement and accounting, and disclosure of

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

assets and liabilities arising from contingencies in a business combination. SFAS 141(R) and FSP No. 141(R)-1 are effective for the Company in the first quarter of fiscal year 2010. The impact of the adoption of SFAS 141(R) and FSP No. 141(R)-1 will depend on the nature and extent of business combinations occurring on or after the beginning of fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for the Company in the first quarter of fiscal year 2010. The Company is currently assessing the potential impact, if any, SFAS 160 may have on its consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The adoption of SFAS 161 in the second quarter of fiscal year 2009 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Upon adoption in the second quarter of fiscal year 2009, the Company provided the additional disclosures in accordance with SFAS 161 (see Note 8 to the Company’s Condensed Consolidated Financial Statements).

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

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1, which amends SFAS 132(R) Employers’ Disclosures about Pensions and Other Postretirement Benefits, provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan and requires employers to disclose information about fair value measurements of plan assets similar to the disclosure about fair value measurements requirement under SFAS 157. FSP No. 132(R)-1 will be effective for the Company in fiscal year 2010.

Reclassifications

Certain financial statement items have been reclassified to conform to the current fiscal year’s format. As discussed in Note 16, “Discontinued Operations,” the Company has classified the assets and liabilities of the scientific research instruments business (“Research Instruments”) of ACCEL Instruments GmbH (“ACCEL”) as discontinued operations in the Condensed Consolidated Balance Sheets and presented its operating results as a discontinued operation in the Condensed Consolidated Statement of Earnings for all periods presented. Because amounts related to Research Instruments in the Condensed Consolidated Statements of Cash Flows were not material for any period presented, the Company has not segregated them from continuing operations. Unless noted otherwise, discussion in these notes pertains to the Company’s continuing operations. These reclassifications had no impact on previously reported total net earnings.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

2. BALANCE SHEET COMPONENTS:

The components of inventories are as follows:

(In millions)	April 3, 2009	September 26, 2008
Raw materials and parts	$193.4	$156.8
Work-in-progress	53.5	36.6
Finished goods	93.3	89.6

Total inventories	$340.2	$283.0

(In millions)	April 3, 2009	September 26, 2008
Property, plant and equipment:
Land, land leaseholds and land improvements	$37.5	$11.4
Buildings and leasedhold improvements	179.2	167.6
Machinery and equipment(1)	269.1	226.3
Construction in progress	17.3	46.5
Assets subject to lease	0.8	0.8

	503.9	452.6
Accumulated depreciation and amortization	(251.6)	(234.4)

Property, plant and equipment, net	$252.3	$218.2

(1)	The balance at April 3, 2009 includes capitalized costs associated with the implementation of the Company’s enterprise resource planning system (“ERP”), which was placed in service in the second quarter of fiscal year 2009 and was previously disclosed in construction in progress.

The components of other long-term liabilities are as follows:

(In millions)	April 3, 2009	September 26, 2008
Long-term income taxes payable	$85.2	$89.5
Other	67.0	44.8

Total other long-term liabilities	$152.2	$134.3

The “Other” category of other long-term liabilities primarily consisted of accruals for environmental costs, accrued pension and post-retirement benefits, deferred income tax liabilities and obligations for acquired building and land leaseholds as of April 3, 2009. As of September 26, 2008, the “Other” category of other long-term liabilities primarily consisted of accruals for environmental costs, accrued pension and post-retirement benefits and deferred income tax liabilities.

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

The Company’s financial assets and liabilities are valued using Level 1 and Level 2 inputs. Level 1 instrument valuations are obtained from quotes for transactions in active exchange markets involving identical assets. Level 2 instruments include valuations obtained from quoted prices for identical assets in markets that are not active. In addition, the Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. The Company’s derivative instruments are short-term in nature, typically one month to twelve months in duration. As of April 3, 2009, the Company did not have any financial assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 instruments).

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets as of April 3, 2009 that are measured at fair value on a recurring basis. There were no financial liabilities as of April 3, 2009.

	Fair Value Measurement Using
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets:
Money market funds	$8.4	$—	$—	$8.4
Derivative assets	—	3.8	—	3.8

Total assets measured at fair value	$8.4	$3.8	$—	$12.2

	Fair Value Measurement Using
Line Item in Condensed Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets:
Cash and cash equivalents	$7.4	$—	$—	$7.4
Prepaid expenses		3.8	—	3.8
Other assets	1.0	—	—	1.0

Total assets measured at fair value	$8.4	$3.8	$—	$12.2

4. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” in the Condensed Consolidated Balance Sheets as follows:

(In millions)	April 3, 2009	September 26, 2008
Intangible Assets:
Acquired existing technology	$19.4	$19.7
Patents, licenses and other	14.5	14.5
Customer contracts and supplier relationships	10.5	10.5
Accumulated amortization	(35.3)	(33.6)

Net carrying amount	$9.1	$11.1

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Amortization expense for intangible assets required to be amortized under SFAS No.142, Goodwill and Other Intangible Assets (“SFAS 142”), was $0.9 million and $1.1 million for the three months ended April 3, 2009 and March 28, 2008, respectively, and $1.8 million and $2.3 million for the six months ended April 3, 2009 and March 28, 2008, respectively. The Company estimates amortization expense on a straight-line basis for the remaining six months of fiscal year 2009, fiscal years 2010 through 2013 and thereafter, to be as follows (in millions): $1.7, $2.9, $2.1, $1.3, $0.9 and $0.2.

The following table reflects the allocation of goodwill:

(In millions)	April 3, 2009	September 26, 2008
Oncology Systems	$125.5	$125.4
X-ray Products	2.7	2.7
Other	75.7	81.0

Total	$203.9	$209.1

The change in goodwill balance in the “Other” category reflects the impact of foreign currency translation adjustments and the sale of Research Instruments.

5. RELATED PARTY TRANSACTIONS

In fiscal years 1999 and 2000, VMS invested a total of $5 million in a three member consortium for a 20% ownership interest in dpiX Holding LLC (“dpiX Holding”), which in turn invested $25 million for an 80.1% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin-film transistor arrays (“flat panels”) for the Company’s X-ray Products’ digital image detectors and for its Oncology Systems’ On-Board Imager® and PortalVisionTM imaging products. VMS had the right to appoint one manager of the five person board of managers and the investment was accounted for under the equity method. In accordance with the dpiX Holding agreement, net losses were to be allocated to the three members, in succession, until their capital accounts equaled zero, then to the three members in accordance with their ownership interests. The dpiX Holding agreement also provided that net profits were to be allocated to the three members, in succession, until their capital accounts equaled the net losses previously allocated, then to the three members in accordance with their ownership interests.

In September 2004, VMS acquired another member’s 20% ownership interest in dpiX Holding for $1 million. As a result, VMS has the right to appoint two managers of the five person board of managers and its ownership interest in dpiX Holding increased to 40% with the remaining 60% being held by the other original member. When VMS acquired this additional 20% ownership interest, the capital account of the selling member was nearly zero because it was the first in the consortium to be allocated losses. As a result, when dpiX Holding recorded net profits after VMS acquired the additional 20% ownership interest, VMS was the first to be allocated net profits to recover previously allocated losses. VMS recorded a loss on the equity investment in dpiX Holding of $8,000 in the three months ended April 3, 2009 and income of $0.2 million in the three months ended March 28, 2008. VMS recorded a loss on the equity investment in dpiX Holding of $15,000 in the six months ended April 3, 2009 and a loss of $0.8 million in the six months ended March 28, 2008. Income and loss on the equity investment in dpiX Holding are included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings.

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

In December 2004, VMS agreed to loan $2 million to dpiX in four separate installments, with the loan bearing interest at prime plus 1% per annum. The principal balance is due and payable to VMS in twelve equal quarterly installments that began in October 2006; interest is payable in full according to a quarterly schedule, which began in April 2005; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable thereunder, is due and payable on July 10, 2009. The note receivable from dpiX of $0.3 million and $0.7 million at April 3, 2009 and September 26, 2008, respectively, was included in “Prepaid expense” in the Condensed Consolidated Balance Sheets.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In February 2008, VMS agreed to loan an additional $1.6 million to dpiX, with the loan bearing interest at prime plus 1% per annum. The principal balance is due and payable to VMS in twelve equal quarterly installments beginning in January 2010; interest is payable in full according to a quarterly schedule which began in April 2008; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable thereunder, is due and payable on October 10, 2012. The additional note receivable from dpiX of $1.6 million at both April 3, 2009 and September 26, 2008 was primarily included in “Other assets” in the Condensed Consolidated Balance Sheets.

In February 2009, VMS agreed to loan a further $14 million to dpiX in four separate installments over a period through October 2009. The loan bears interest at prime plus 1% per annum. The principal balance is due and payable to VMS in four installments beginning in December 2011; interest is payable in full according to a quarterly schedule which began in April 2009; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable thereunder, is due and payable on September 10, 2012. As of April 3, 2009, VMS had loaned $6.8 million to dpiX under this loan agreement, which was included in “Other assets” in the Condensed Consolidated Balance Sheets.

In March 2006, VMS and the other member of dpiX Holding agreed to invest an aggregate $92 million in dpiX Holding, with each member’s contribution based on its percentage ownership interest in dpiX Holding, for dpiX to acquire and construct a manufacturing facility in Colorado to increase its production capacity. As of April 3, 2009 and September 26, 2008, VMS’s contribution of $36.8 million to dpiX Holding for the Colorado manufacturing facility was included in “Other assets” in the Condensed Consolidated Balance Sheets.

During the three months ended April 3, 2009 and March 28, 2008, the Company purchased glass transistor arrays from dpiX totaling approximately $6.4 million and $6.1 million, respectively. Glass transistor arrays purchased from dpiX totaled $14.2 million for the six months ended April 3, 2009 and $11.6 million for the six months ended March 28, 2008. These purchases of flat panels are included as a component of “Inventory” in the Condensed Consolidated Balance Sheets and “Cost of revenues—product” in the Condensed Consolidated Statements of Earnings for these periods.

6. PRODUCT WARRANTY

The following table reflects the changes in the Company’s accrued product warranty during the six months ended April 3, 2009 and March 28, 2008:

	Six Months Ended
(In millions)	April 3, 2009	March 28, 2008
Accrued product warranty, at beginning of period	$51.1	$51.3
Charged to cost of revenues	27.9	25.4
Actual product warranty expenditures	(30.1)	(21.7)

Accrued product warranty, at end of period	$48.9	$55.0

7. CREDIT FACILITY

In July 2007, VMS entered into a credit agreement with Bank of America, N.A. (“BofA”) providing for an unsecured revolving credit facility that enabled the Company to borrow and have outstanding at any given time a maximum of $100 million (the “BofA Credit Facility”). On November 10, 2008, VMS amended and restated the BofA Credit Facility (the “Amended BofA Credit Facility”) to increase the line of credit to $150 million and collateralize a portion of the credit facility with a pledge of stock of certain of the VMS’s present and future subsidiaries that are deemed to be material subsidiaries under the terms of the Amended BofA Credit Facility. As of April 3, 2009, VMS has pledged to BofA 65% of the voting shares that it holds in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary. The Amended BofA Credit Facility may be used for working capital, capital expenditures, permitted acquisitions and other lawful corporate purposes. The Amended BofA Credit Facility will expire, if not extended by mutual agreement of VMS and BofA, on November 10, 2011. Borrowings under the Amended BofA Credit Facility accrue interest either (i) based on the London Inter Bank Offered Rate (“LIBOR”) plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes, depreciation and amortization (“EBITDA”), or (ii) based upon a base rate of either the federal funds

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

rate plus 0.5% or BofA’s announced prime rate, whichever is greater, minus a margin of 0.5% to 0% based on a leverage ratio involving funded indebtedness and EBITDA, depending upon the Company’s instructions to BofA. The Company may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate are adjustable daily.

At April 3, 2009, $10 million was outstanding under the Amended BofA Credit Facility with a weighted average interest rate of 1.76%. There was no outstanding balance under the BofA Credit Facility as of September 26, 2008. The Amended BofA Credit Facility also provided $25 million to support letters of credit issued on behalf of the Company, of which none were outstanding as of April 3, 2009.

The Amended BofA Credit Facility contains customary affirmative and negative covenants for facilities of this type. The Company has also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets. As of April 3, 2009, the Company was in compliance with all covenants.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities (“SFAS 133”), the Company measures all derivatives at fair value on the Condensed Consolidated Balance Sheets. The accounting for gains or losses resulting from changes in the fair value of those derivatives depends upon the use of the derivative and whether it qualifies for hedge accounting. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment must be recognized in earnings, together with elements excluded from effectiveness testing and the ineffective portion of a particular hedge. The Company’s derivative instruments are recorded at their fair value in “Prepaid expenses and other current assets” and “Accrued expenses” on the Company’s Condensed Consolidated Balance Sheets.

The fair values of derivative instruments reported on the Company’s Condensed Consolidated Balance Sheets are as follows:

(In millions)	Asset Derivatives		Liability Derivatives
		April 3, 2009		April 3, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designated as hedging instruments under SFAS 133:
Foreign exchange forward contracts	Prepaid Expenses	$3.8	Accrued liabilities	$—

Total derivatives		$3.8		$—

See Note 3, “Fair Value” and “Valuation of Derivative Instruments” under Critical Accounting Estimates in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding valuation of the Company’s derivative instruments. Also see Note 1, “Significant Accounting Policies” to the Consolidated Financial Statements of the Company’s 2008 Annual Report regarding credit risk associated with the Company’s derivative instruments.

(a) Cash Flow Hedging Activities

The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a program of risk management that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the local currency of the customer’s country, and typically hedges certain of these larger foreign currency transactions when they are not in the subsidiaries’ functional currency. These foreign currency sales transactions are hedged using forward exchange contracts. The Company may use other derivative instruments in the future. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

currency exchange rates. The Company does not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts range from one to twelve months in maturity. As of April 3, 2009, the Company did not have any forward exchange contracts with an original maturity greater than twelve months.

The hedges of foreign currency denominated forecasted revenues are accounted for in accordance with SFAS 133, pursuant to which the Company has designated its hedges of forecasted foreign currency revenues as cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges under SFAS 133, the Company formally documents for each derivative contract at the hedge’s inception the relationship between the hedging instrument (forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, as well as its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instrument in “Accumulated other comprehensive income (loss)” and reclassifies these amounts into “Revenues” in the period during which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any ineffective portion of the hedge in “Revenues,” and amounts not included in the assessment of effectiveness in “Cost of revenues” in the Condensed Consolidated Statement of Earnings. During the three and six months ended April 3, 2009, there were no material gains or losses due to hedge ineffectiveness of cash flow hedges and the Company did not discontinue any cash flow hedges that had a material impact on the Company’s results of operations. At the hedges inception, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of April 3, 2009, all forecasted cash flows are still probable to occur. The Company did not have any cash flow hedges in the three and six months ended March 28, 2008. As of April 3, 2009, net unrealized gain on derivative instruments of $4.3 million, before tax, is included in “Accumulated other comprehensive income (loss),” and is expected to be reclassified to net earnings over the next twelve months.

As of April 3, 2009, the Company had the following outstanding foreign exchange forward contracts that were entered into to hedge forecasted revenues:

(In millions)	Notional Value Sold
Euro	$28.6
Japanese yen	20.2

Totals	$48.8

The following table presents the amounts, before tax, recognized in accumulated other comprehensive income (loss) and in the Condensed Consolidated Statement of Earnings that are related to the effective portion of the foreign exchange forward contracts designated as cash flow hedges:

	Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Earnings (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Net Earnings (Effective Portion)
(in millions)	Q2 FY09	YTD 09		Q2 FY09	YTD 09
Foreign exchange contracts	$4.7	$8.4	Revenues	$2.2	$3.4

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table presents the amounts recognized in the Condensed Consolidated Statement of Earnings that are related to (i) the ineffective portion of the cash flow hedges and (ii) the amount excluded from effectiveness testing of the cash flow hedges:

	Location of gain (loss) recognized	Q2 FY09	YTD 09
(in millions)
Ineffective portion of cash flow hedges - Gain (Loss)	Revenues	$—	$—
Amount excluded from assessment of effective of cash flow hedges - Gain (Loss)	Cost of Revenues	$(0.1)	$(0.1)

(b) Fair Value Hedging Activities

The Company has in the past used forward exchange contracts that were designated and qualified as fair value hedges under SFAS 133 for hedging certain of its foreign currency sales orders. During each of the three and six months ended April 3, 2009 and March 28, 2008, there were no material gains or losses due to hedge ineffectiveness of fair value hedges and there were no material gains or losses recognized when hedged firm commitments no longer qualified as fair value hedges. At April 3, 2009, the Company had no outstanding foreign exchange forward contracts designated as fair value hedges.

(c) Balance Sheet Hedging Activities

The Company also hedges balance sheet exposures from its various foreign subsidiaries and business units. The Company enters into foreign currency forward exchange contracts to minimize the short-term impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency. The foreign currency forward exchange contracts are short term in nature, typically with maturity of one month, and are based on the net forecasted balance sheet exposure. These hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment under SFAS 133. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings. Changes in the values of these hedging instruments are offset by changes in the values of foreign currency denominated assets and liabilities. Variations from the forecasted foreign currency assets or liabilities, coupled with a significant currency movement, may result in a material gain or loss if the hedges are not effectively offsetting the change in value of the foreign currency asset or liability. Other than foreign exchange hedging activities, the Company has no other freestanding or embedded derivative instruments.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

As of April 3, 2009, the Company had the following outstanding foreign exchange forward contracts that were entered into to hedge balance sheet exposures from its various foreign subsidiaries and business units:

(In millions)	Notional Value Sold	Notional Value Purchased
Australian dollar	$11.2	$—
British pound	—	5.8
Canadian dollar	5.6	—
Danish krone	3.7	—
Euro	127.6	—
Indian Rupee	1.1	—
Japanese yen	26.0	—
Norwegian krone	0.9	—
Swedish krona	—	1.9
Swiss franc	—	16.6

Totals	$176.1	$24.3

The following table presents the gains (losses) recognized in the Condensed Consolidated Statement of Earnings related to the foreign currency forward exchange contracts that do not qualify for hedge accounting treatment under SFAS 133.

Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Net Earnings on Derivative
(In millions)	Q2 FY09	YTD FY09
Selling, general and administrative expenses	$5.4	$13.3

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the remeasurement of monetary assets and liabilities denominated in certain currencies other than the U.S. dollar functional currency.

Contingent Features

Certain of the Company’s derivative instruments are subject to a master netting agreement which contains provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. The counterparty’s right of set-off is not limited to the derivative instruments and applies to other rights held by the counterparty. Pursuant to the master netting agreement, an event of default includes the Company’s failure to pay the counterparty under the derivative contracts, voluntary or involuntary bankruptcy, the Company’s failure to repay an aggregate of $25 million or more in debts, and deterioration of creditworthiness of the surviving entity when the Company merges or transfers the its assets or liabilities to another entity. As of April 3, 2009, the Company did not have any outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

9. COMMITMENTS AND CONTINGENCIES

Commitments

In October 2008, VMS consummated an agreement with Varian, Inc (“VI”), under which VI will surrender its sublease of a building containing approximately 210,000 square feet of floor space and the related leasehold interest for the land; the term of this sublease expires in the year 2056. This building, which is located adjacent to the Company’s corporate headquarters in Palo Alto, California, will support the growth of the Company’s operations and its longer term objective of co-locating certain of its operations. Pursuant to this agreement, VI agreed to surrender the space in the building to the Company over

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

the period which began in October 2008 and which ends in June 2010 and the Company agreed to pay VI an aggregate of $21 million in cash and assume the obligations of sublessor under a below-market rate sublease to a third party for a portion of the building. As of April 3, 2009, $5 million had been paid to VI pursuant to this agreement and the remaining $16 million will be payable in June 2010. The amount payable to VI is included in “Other long-term liabilities” in the Condensed Consolidated Balance Sheet.

Environmental Remediation Liabilities

The U.S. Environmental Protection Agency (“EPA”) or third parties have named the Company as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at nine sites where the Company, as Varian Associates, Inc., was alleged to have shipped manufacturing waste for recycling or disposal and, as a PRP, the Company may have an obligation to reimburse the EPA or other third parties for cleanup costs at these sites. In addition, the Company is overseeing environmental cleanup projects and, as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities. Under the terms of the agreement governing the Spin-offs of VI and Varian Semiconductor Equipment Associates, Inc. (“VSEA”), by the Company in 1999, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $0.3 million and $0.2 million (net of amounts borne by VI and VSEA) during the three months ended April 3, 2009 and March 28, 2008, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs. The Company spent $0.4 million and $0.5 million (net of amounts borne by VI and VSEA) during the six months ended April 3, 2009 and March 28, 2008, respectively, on such costs.

Various uncertainties make it difficult to estimate, or determine the likelihood within a range of estimates of, the project management costs, legal costs and costs of certain third-party claims at all of the sites and facilities. In addition, for the nine sites and one of the facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future cost of such activities. As of April 3, 2009, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs for these ten locations, as well as project management costs, legal costs and the costs of certain third party-claims for all locations ranged in the aggregate from $3.1 million to $7.1 million. Management believes that no amount in the range of estimated future costs is more probable of being incurred than any other amount in the range and therefore accrued $3.1 million for these cleanup projects as of April 3, 2009. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

As to all other facilities, the Company has gained sufficient knowledge to better estimate the scope and costs of future cleanup activities based upon formal agreements with other parties defining the Company’s future liabilities or formal cleanup plans that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the facility. As of April 3, 2009, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in the aggregate from $6.2 million to $36.9 million. The time frames over which these cleanup project costs are estimated vary, ranging from 1 year to 30 years as of April 3, 2009. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $16.1 million at April 3, 2009. The Company accordingly accrued $11.4 million, which represents its best estimate of the future costs of $16.1 million discounted at 4%, net of inflation. This accrual is in addition to the $3.1 million described in the preceding paragraph.

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

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial strength of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurance company agreed to pay a portion of the Company’s past and future environmental-related expenditures. Accordingly, the Company had receivables of $2.7 million at April 3, 2009 and $2.9 million at September 26, 2008, which were included in “Other assets” in the Condensed Consolidated Balance Sheets. The Company believes that the current receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has in the past paid the claims that the Company has made.

Acquisition-Related Commitments/Obligations

When the Company acquired ACCEL in January 2007, ACCEL was involved in a contract-related lawsuit. Subsequent to the acquisition, the Company settled this lawsuit and agreed to perform certain services under a new contract for a fixed price. From January to September 2007, the Company gathered information related to the expected cost of satisfying its contractual commitments and completed its assessment as of September 28, 2007. As a result, the final purchase price allocation of ACCEL included a loss accrual related to this contingency of €28.3 million. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Condensed Consolidated Statement of Earnings in the periods these variances arise. As of April 3, 2009, the actual costs incurred had been consistent with the estimated costs for the contract and the balance of the loss accrual related to this contingency was €5.7 million. The Company is currently engaged in arbitration to resolve a dispute under the new contract.

Other Matters

The Company is involved, from time to time, in legal proceedings, claims and government inspections or investigations, arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving the Company, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

10. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Three Months Ended		Six Months Ended
(In thousands)	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Defined Benefit Plans
Service cost	$494	$487	$994	$944
Interest cost	1,164	1,313	2,385	2,618
Settlement gain	—	(587)	—	(587)
Expected return on plan assets	(1,211)	(1,541)	(2,484)	(3,073)
Amortization of prior service cost	37	38	74	74
Recognized actuarial loss	268	128	537	257

Net pension benefit cost (income)	$752	$(162)	$1,506	$233

Post-Retirement Benefit Plans
Interest cost	$91	$91	$182	$183
Amortization of transition amount	123	124	246	247
Amortization of prior service cost	1	1	2	2
Recognized actuarial loss	(8)	4	(16)	8

Net pension benefit cost	$207	$220	$414	$440

The Company made contributions to the defined benefit plans of $2.4 million during the six months ended April 3, 2009. The Company currently expects total contributions to the defined benefit plans for fiscal year 2009 will be approximately $4.9 million. The Company made contributions to the post-retirement benefit plans of $0.2 million during the six months ended April 3, 2009. The Company currently expects total contributions to the post-retirement benefit plans for fiscal year 2009 will be approximately $0.6 million.

Because amounts related to retirement plans of Research Instruments, which is classified as a discontinued operation, were not material for any period presented, the Company has not segregated them from continuing operations in this note. See Note 16, “Discontinued Operations.”

11. INCOME TAXES

The Company’s effective tax rate was 34.9% for the three months ended April 3, 2009, compared to 31.3% in the same period of fiscal year 2008. The increase in the Company’s effective tax rate was primarily due to a shift in the geographic mix of earnings and the one-time impact of tax legislation enacted by the state of California during the quarter. For the six months ended April 3, 2009, the Company’s effective tax rate was 32.9%, compared to 32.7% in the same period of fiscal year 2008. The increase was primarily due to a shift in the geographic mix of earnings partially offset by a net benefit for discrete items, primarily related to the release of certain liabilities for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as a result of the expiration of the statute of limitations in various jurisdictions, and the benefit of the retroactive reinstatement of the federal research and development credit, partially offset by the one-time impact of tax legislation enacted by the state of California during the quarter.

The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes.

The Company adopted the provisions of FIN 48 effective as of the beginning of fiscal year 2008. The total amount of unrecognized tax benefits did not change by a significant amount during the six-month period ended April 3, 2009; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as a result of the expiration of the statute of limitations and audit settlements in various jurisdictions. It is

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

reasonably possible that the Company’s unrecognized tax benefits will decrease within the next 12 months. Unrecognized tax benefits of approximately $9 million related to the character and taxability of certain items of foreign income may be reduced if the statute of limitations for the relevant taxing authority to examine and challenge the position expires as expected. Unrecognized tax benefits of approximately $15.2 million related to the tax treatment of certain timing differences may be reduced if the Internal Revenue Service consents to a tax accounting method change that the Company has requested.

12. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On July 24, 2007, VMS’s Board of Directors approved the repurchase up to 12,000,000 shares of VMS common stock during the period beginning on July 30, 2007 through December 31, 2008. During the six months ended April 3, 2009, the Company paid $71.5 million to repurchase 1,548,000 shares of VMS common stock, all of which were repurchased during the first quarter of fiscal year 2009. All shares that have been repurchased have been retired. The authorization expired at the end of the first quarter, with 4,342,000 shares available for repurchase. On November 17, 2008, VMS’s Board of Directors authorized the repurchase of an additional 8,000,000 shares of VMS common stock from January 1, 2009 through December 31, 2009. As of April 3, 2009, no repurchase had yet been made under the November 17, 2008 authorization.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Comprehensive Earnings

The components of comprehensive earnings are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Net earnings	$67,813	$71,363	$136,610	$126,842
Other comprehensive income, net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of transition obligation included in net periodic benefit cost	75	75	151	150
Amortization of prior service cost included in net periodic benefit cost	33	35	66	67
Amortization of net actuarial loss included in net periodic benefit cost	189	95	378	190

	297	205	595	407
Unrealized gain on derivatives:
Increases in unrealized gain	2,914	—	5,207	—
Reclassification adjustments	(1,367)	—	(2,088)	—

	1,547	—	3,119	—
Currency translation adjustment	(3,109)	5,229	(4,991)	5,963
Reclassification of foreign currency translation resulting from the sale of Research Instruments	(778)	—	(778)	—

	(3,887)	5,229	(5,769)	5,963
Other comprehensive income (loss)	(2,043)	5,434	(2,055)	6,370

Total comprehensive earnings	$65,770	$76,797	$134,555	$133,212

Because amounts related to Research Instruments, which is classified as a discontinued operation, were not material for any period presented, the Company has not segregated them from continuing operations in this note. See Note 16, “Discontinued Operations” for a detailed discussion.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

13. EMPLOYEE STOCK PLANS

The table below summarizes the share-based compensation expense under SFAS 123(R), Share-Based Payment (“SFAS 123(R)”):

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Cost of revenues - Product	$1,050	$926	$2,126	$1,942
Cost of revenues - Service contracts and other	1,008	823	2,049	1,603
Research and development	1,314	1,045	2,563	2,093
Selling, general and administrative	7,242	6,452	14,582	13,018
Taxes on earnings	(3,286)	(3,069)	(6,750)	(6,214)

Net decrease in net earnings	$7,328	$6,177	$14,570	$12,442

Increase (decrease) on:
Cash flows from operating activities (1)	$(3,026)	$(5,246)	$(6,022)	$(16,049)
Cash flows from financing activities (1)	$3,026	$5,246	$6,022	$16,049

(1)	Amounts represent excess tax benefits from share-based compensation.

During the three months and six months ended April 3, 2009, total share-based compensation expense recognized in earnings before taxes was $10.6 million and $21.3 million, respectively, and the total related recognized tax benefit was $3.3 million and $6.8 million, respectively. During the three months and six months ended March 28, 2008, total share-based compensation expense recognized in earnings before taxes was $9.3 million and $18.7 million, respectively, and the total related recognized tax benefit was $3.1 million and $6.2 million, respectively. Total share-based compensation expense capitalized as part of inventory for the three months and six months ended April 3, 2009 was $0.4 million and $0.8 million, respectively. Total share-based compensation expense capitalized as part of inventory for the three months and six months ended March 28, 2008 was $0.4 million and $1.0 million, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The fair value of options granted and the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Employee Stock Option Plans
Expected term (in years)	4.57	4.31	4.57	4.31
Risk-free interest rate	1.8%	2.6%	1.8%	2.6%
Expected volatility	39.2%	29.7%	39.2%	29.7%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$13.00	$15.43	$13.00	$15.41
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	0.4%	1.5%	0.4%	2.4%
Expected volatility	54.1%	24.0%	52.1%	23.1%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$9.00	$9.35	$10.63	$9.30

In February 2009, VMS’s stockholders approved an amendment to the Second Amended and Restated 2005 Omnibus Stock Plan, which increased the number of shares available for grant under the plan by 4,200,000 shares.

Activity under the Company’s employee stock plans is presented below:

		Options Outstanding
(In thousands, except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (3)
Balance at September 26, 2008	3,523	11,957	$38.79
Authorized	4,200
Granted (1)	(2,561)	1,070	37.17
Cancelled or expired (2)	72	(43)	46.28
Exercised	—	(618)	12.34

Balance at April 3, 2009	5,234	12,366	$39.95	5.4	$20,589

Exercisable at April 3, 2009		10,061	$38.78	5.2	$20,589

(1)	The difference between the number of shares subject to options outstanding and the number of shares available for grant under the Company’s employee stock plans represents the award of shares of restricted common stock, restricted stock units and deferred stock units. Awards other than stock options were counted against the shares available-for-grant limit as three shares for every one share awarded before February 16, 2007 and as 2.5 shares for every one awarded on February 16, 2007 and thereafter.

(2)	The difference between the number of shares subject to options outstanding and the number of shares available for grant under the Company’s employee stock plans represents i) the cancellation of shares of restricted common stocks due to employee terminations and ii) the cancellation of shares of restricted common stock that were tendered to VMS to satisfy employee tax withholding obligations for vested restricted common stock.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

(3)	The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $29.77 as of April 3, 2009 and which would have been received by the option holders had all option holders exercised and sold their options as of that date.

As of April 3, 2009, there was $25 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.7 years.

The activity for restricted stock and deferred stock units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Balance at September 26, 2008	828	$49.62
Granted	596	37.17
Vested	(207)	52.80
Cancelled or expired	(4)	50.87

Balance at April 3, 2009	1,213	$42.95

As of April 3, 2009, unrecognized compensation expense totaling $46.0 million was related to restricted stock and deferred stock units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.7 years.

Because amounts related to employee stock plans of Research Instruments, which is classified as a discontinued operation, were not material for any period presented, the Company has not segregated them from continuing operations in this note. See Note 16, “Discontinued Operations.”

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Earnings from continuing operations	$79,358	$72,896	$148,937	$131,127
Loss from discontinued operations, net of taxes	(11,545)	(1,533)	(12,327)	(4,285)

Net earnings	$67,813	$71,363	$136,610	$126,842

Basic weighted average shares outstanding	123,782	125,158	123,836	124,960
Dilutive effect of potential common shares	715	2,877	1,000	2,921

Diluted weighted average shares outstanding	124,497	128,035	124,836	127,881

Net earnings (loss) per share - basic:
Continuing operations	$0.64	$0.58	$1.20	$1.05
Discontinued operations	(0.09)	(0.01)	(0.10)	(0.03)

Net earnings per share	$0.55	$0.57	$1.10	$1.02

Net earnings (loss) per share - diluted:
Continuing operations	$0.64	$0.57	$1.19	$1.03
Discontinued operations	(0.10)	(0.01)	(0.10)	(0.04)

Net earnings per share	$0.54	$0.56	$1.09	$0.99

Pursuant to SFAS 123(R), the Company excludes shares underlying stock options from the computation of diluted weighted average shares outstanding if the per share value, including the sum of (a) the exercise price of the options and (b) the amount of the compensation cost attributed to future services and not yet recognized, is greater than the average market price of the shares, because the inclusion of the shares underlying these stock options would be antidilutive to earnings per share. Accordingly, stock options to purchase 8,405,517 shares and 4,602,089 shares at average exercise prices of $46.75 and $50.99 per share, respectively, were excluded from the computation of diluted weighted average shares outstanding for the three months ended April 3, 2009 and March 28, 2008, respectively. Stock options to purchase 8,333,979 shares and 6,083,715 shares at average exercise prices of $46.84 and $50.80 per share, respectively, were excluded from the computation of diluted weighted average shares outstanding for the six months ended April 3, 2009 and March 28, 2008, respectively.

15. SEGMENT INFORMATION

The Company’s operations are grouped into two reportable operating segments: Oncology Systems and X-ray Products. These reportable operating segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. The Company’s Ginzton Technology Center (“GTC”), SIP business and Varian Particle Therapy (previously known as ACCEL Proton Therapy) are reflected in the “Other” category because these operations do not meet the criteria of a reportable operating segment as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table summarizes selected operating results information for each business segment:

	Three Months Ended		Six Months Ended
(In millions)	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Revenues
Oncology Systems	$445	$421	$843	$781
X-ray Products	86	75	172	145

Total reportable segments	$531	$496	$1,015	$926
Other	22	23	47	44

Total company	$553	$519	$1,062	$970

Operating Earnings
Oncology Systems	$118	$101	$216	$185
X-ray Products	21	17	42	35

Total reportable segments	$139	$118	$258	$220
Other	—	1	—	1
Corporate	(17)	(14)	(37)	(29)

Total company	$122	$105	$221	$192

16. DISCONTINUED OPERATIONS

In September 2008, the Company approved a plan to sell Research Instruments, which develops, manufactures and services highly customized scientific instrument components and systems for fundamental and applied physics research primarily for national research laboratories worldwide. Research Instruments was part of the January 2007 ACCEL acquisition and was previously included in the “Other” category in the Company’s Condensed Consolidated Financial Statements. The Company decided to sell Research Instruments in order to focus exclusively on the development of its Particle Therapy business. In the second quarter of fiscal year 2009, the Company completed the sale of Research Instruments for total cash proceeds of $0.4 million. In connection with the sale of Research Instruments, the Company entered into a non-binding supply agreement with the buyer to supply certain inventory parts for the Varian Particle Therapy business. The supply agreement can be terminated by either party upon a six months’ notice after December 31, 2011. The inventory purchases under this supply agreement are not expected to have a significant impact on the cash flows of Research Instruments.

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company classified the assets and liabilities of Research Instruments as “assets of discontinued operations” and “liabilities of discontinued operations” in the Condensed Consolidated Balance Sheets and classified its operating results as a discontinued operation in the Condensed Consolidated Statements of Earnings for all periods presented. Because the amounts related to Research Instruments are not material in the Condensed Consolidated Statements of Cash Flows for all periods presented, the Company has not segregated them from continuing operations.

Total revenues of Research Instruments, reported in discontinued operations, for the three and six months ended April 3, 2009 were $4.8 million and $9.0 million, respectively. For the three and six months ended March 28, 2008, total revenues of Research Instruments reported in discontinued operations were $9.1 million and $16.5 million, respectively. In the second quarter of fiscal year 2009, the Company recognized a loss of $8.1 million on the sale of Research Instruments. Including the loss on disposal of Research Instruments, the loss reported in discontinued operations for the three and six months ended April 3, 2009 was $11.5 million and $12.3 million, respectively. For the three and six months ended March 28, 2008, the loss reported in discontinued operations was $1.5 million and $4.3 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of April 3, 2009 and the related condensed consolidated statements of earnings for the three-month and six-month periods ended April 3, 2009 and March 28, 2008 and the condensed consolidated statement of cash flows for the six-month period ended April 3, 2009 and March 28, 2008. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 26, 2008, and the related consolidated statements of earnings, of stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated November 24, 2008, we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 26, 2008, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/S/ PRICEWATERHOUSECOOPERS LLP
San Jose, CA May 12, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (“we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission, or SEC, or other reasons. For this purpose, statements concerning: industry or market segment outlook; market acceptance of or transition to new products or technology such as intensity-modulated radiation therapy, or IMRT, image-guided radiation therapy, or IGRT, volumetric modulated arc therapy, or VMAT, brachytherapy, software, treatment techniques, stereotactic radiosurgery, filmless X-rays, security and inspection products, proton therapy products and scientific research instrument products; growth drivers; orders, revenues, backlog or earnings growth; future financial results and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “will,” “would,” “could,” “estimate,” “continue,” “grow,” “based on,” “may,” “intended,” “potential,” “promising,” “hope,” “optimistic” “on-going,” “likely,” and “possible” or similar statements are forward-looking statements. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Overview

Net earnings per diluted share were $0.54 in the second quarter of fiscal year 2009, compared to $0.56 in the second quarter of fiscal year 2008. Excluding the discontinued scientific research instruments business, or Research Instruments, of ACCEL Instruments GmbH, or ACCEL, net earnings from continuing operations per diluted share increased to $0.64 in the second quarter of fiscal year 2009 from $0.57 in the second quarter of last fiscal year. Compared to the same period in fiscal year 2008, revenues from continuing operations rose 7% to $554 million in the second quarter of fiscal year 2009. In the second quarter of fiscal year 2009, net orders grew over the year-ago quarter in Oncology Systems and Security and Inspection Products, or SIP, but fell in X-ray Products, resulting in a 2% aggregate net order growth to $524 million. Gross margin increased by 2.6 percentage points in the second quarter of fiscal year 2009 over the year-ago period. Our backlog grew 12% from the end of the year-ago quarter to $1.9 billion as of April 3, 2009. In the second quarter of fiscal year 2009, we used $25 million of cash in operating activities.

In the fourth quarter of fiscal year 2008, we approved a plan to sell Research Instruments in order to focus exclusively on the development of our proton therapy business, now operating as “Varian Particle Therapy.” In the second quarter of fiscal year 2009, the Company completed the sale of Research Instruments. Accordingly, Research Instruments is classified as a discontinued operation for all periods presented and we have segregated the net assets and operating results of Research Instruments from continuing operations in our Condensed Consolidated Balance Sheets and in our Condensed Consolidated Statements of Earnings. Unless otherwise stated, the discussion in this MD&A pertains to our continuing operations. Research Instruments was previously included in the “Other” category.

Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufacturers, sells and services hardware and software products for radiation treatment of cancer with conventional radiation therapy, fixed field IMRT, IGRT, stereotactic radiotherapy and stereotactic radiosurgery, brachytherapy and VMAT, which is a special form of IMRT. Products include linear accelerators, brachytherapy afterloaders, treatment simulation and verification equipment and accessories; as well as information management, treatment planning and image processing software.

In our view, the fundamental market drivers for long-term growth in radiation therapy, stereotactic radiosurgery and brachytherapy continue to be the rising cancer incidence; technology advances and product developments that are leading to improvements in patient care; customer demand for more advanced and effective cancer treatments, such as fixed field IMRT, IGRT, stereotactic radiosurgery, brachytherapy and VMAT; competitive conditions among hospitals and clinics to offer such advanced treatments; improvement in cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments.

Our RapidArcTM radiotherapy planning and treatment delivery products are a proprietary implementation of VMAT. The RapidArc products coordinate beam shaping, dose rate, and gantry speed to deliver an IMRT treatment while rotating continuously around the patient. This makes it possible to deliver a highly conformal dose two to eight times faster than conventional IMRT treatments which are delivered using a series of fixed angles. As of the end of the second quarter of fiscal year 2009, we had more than 120 installations of our RapidArc products since we introduced these products in the second quarter of fiscal year 2008. We believe RapidArc represents a significant advancement in IMRT cancer treatment and can help drive longer term demand for our linear accelerators and our IMRT-related accessory products.

Compared to the first quarter of fiscal year 2009, Oncology Systems net orders grew slower in the second quarter of fiscal year 2009 over the year-ago period primarily because North American net orders were particularly impacted by tightened capital budgets and tougher credit requirements, and international net orders growth was negatively impacted by the stronger U.S. dollar against foreign currencies compared to the year-ago period. In the second quarter of fiscal year 2009, Oncology Systems revenues grew in North America but declined slightly in the international region. Increases in our service contract revenues, as well as an increase in revenues from sales of our RapidArc products drove the revenue growth. The strengthening of the U.S. dollar against foreign currencies compared to that of the year-ago period negatively affected our international revenues when measured in U.S. dollars.

Compared to the year-ago period, Oncology Systems gross margin improved in the second quarter of fiscal year 2009, primarily due to (i) geographic mix shift toward North American revenues, which typically have higher gross margins than international revenues and (ii) the higher amount of revenues associated with customer acceptance of software products (including our RapidArc products), typically with higher gross margins. These improvements in product gross margins were partially offset by a decline in service contract gross margin.

We believe regional fluctuations in demand are consistent with an observed historical pattern where the international regions follow North America in the adoption of new technology. We are also experiencing faster early adoption rates for our RapidArc products and IGRT products than historical adoption rates for our other products, which may lead to more compressed growth cycles. As was the case in fiscal year 2008, we believe that growth in our net orders, revenues and gross margin may also be influenced by the fluctuation of exchange rates of the U.S. dollar against foreign currencies. The weakening U.S. dollar that we have experienced over the last several years made our pricing more competitive with our foreign competitors, and contributed to our international order and revenue growth. The strengthening of the U.S. dollar against foreign currencies that we experienced in more recent quarters, including the second quarter of fiscal year 2009, has made our pricing less competitive and may result in slower growth in our international orders and revenues and, negatively affect our overall financial performance and results. The stronger U.S. dollar against other currencies compared to prior periods may negatively affect our revenues and net orders when measured in U.S. dollars. Additionally, we have seen the purchasing cycle lengthen for some customers, which we believe results from a more complex decision-making process associated with larger dollar value transactions for more sophisticated IGRT and surgical equipment and other technical advances. Revenues are also influenced by the timing of product shipments which are tied to planned customer-requested delivery dates. These factors may result in greater fluctuation in our Oncology Systems net orders and revenues.

The current worldwide economic downturn is also making it more difficult for our customers, our vendors and us to accurately forecast and plan future business activities. We have seen customers’ decision-making process further complicated and lengthened as the current worldwide economic downturn causes hospitals, clinics and research institutions to more closely scrutinize and prioritize their capital spending budgets in light of tightened capital budgets, tougher credit requirements and the general constriction in credit availability. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, in general or specifically in the healthcare industry. If the healthcare market significantly deteriorates due to these macroeconomic effects, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, other external influences that could adversely impact our Oncology Systems business include the fluctuations in currency exchange rates, healthcare reform and changes in governmental healthcare policy and changes in Medicare and Medicaid reimbursement rates for radiotherapy, brachytherapy and radiosurgery procedures in the United States.

X-ray Products. Our X-ray Products business segment manufactures and sells: (i) x-ray tubes for use in a range of applications including computed tomography, or CT, scanning, radiographic or fluoroscopic imaging, mammography, special procedures and industrial applications; and (ii) flat panel digital image detectors for filmless x-ray imaging (commonly referred to as flat panel detectors or digital image detectors), which are an alternative to image intensifier tubes for fluoroscopy and x-ray film and computed radiography, or CR, systems for radiography. We continue to view the long-term fundamental growth driver for this business to be the on-going success of key x-ray imaging original equipment manufacturers, or OEMs, that incorporate our X-ray tube products and flat panel detectors into their medical diagnostic, dental, veterinary and industrial imaging systems.

X-ray Products net orders decreased in the second quarter of fiscal year 2009 over the year-ago quarter primarily due to a decrease in net orders for our x-ray tubes product line and, to a lesser extent, from our flat panel product line as our customers adjusted inventory levels in response to overstocking in recent quarters, associated with a slowdown in the imaging equipment market. X-ray Products revenues increased in the second quarter of fiscal year 2009 over the year-ago period due to growth in sales of our x-ray tubes and our flat panel detectors. Despite the inventory-related order adjustments that we saw in the second quarter of fiscal year 2009, we believe that X-ray Products net orders should continue to grow in the long-term. We saw an improvement in X-ray Products gross margin in the second quarter of fiscal year 2009 over the year-ago period, primarily due to (i) product mix shift toward higher margin products, including our high-end tube products and our flat panel detectors, (ii) a decrease in quality costs and (iii) leverage from higher sales volume.

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

Other. The “Other” category is comprised of SIP, the Varian Particle Therapy business, and the operations of the Ginzton Technology Center, or GTC. (Please refer to Note 15, “Segment Information” to the Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q.)

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

Our Varian Particle Therapy business develops, designs, manufactures and services products and systems for delivering proton therapy, another form of external beam radiation therapy using proton beams for the treatment of cancer. Proton therapy, as a clinical treatment modality, is still not wide-spread and the technology is still developing. We are investing substantial resources to commercialize this business’s advanced proton technology and to build this new business. In the second quarter of fiscal year 2009, we met the Conformité Européenne, or CE, mark requirements, permitting us to market our proton therapy systems within the European Economic Area, or EEA. Also in the same quarter, patient treatments have started on our proton therapy system installed at the Rinecker Proton Therapy Center in Munich, Germany. Proton therapy facilities, nevertheless, are large scale construction projects that can take three years or more to complete. With the cost of a multiple-gantry system in excess of $60 million and the total cost for each proton therapy center exceeding $100 million, significant customer investment and perhaps complex project financing will be required. Consequently, the customers’

decision-making cycle is very long and orders for proton therapy systems generally involve many contingencies. Since we will not book orders for proton therapy systems until contingencies are eliminated under our current practice, we do not expect to book any orders for proton therapy systems in the short term and do not expect to start generating significant proton therapy systems revenues until fiscal year 2011 at the earliest. Given the heavy reliance of customers of this business on credit and large-scale project financing, this business is the most vulnerable to the general worldwide economic downturn and contraction in the credit and public bond markets.

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

For the second quarter of fiscal year 2009, the growth in net orders and revenues in the “Other” category over the prior year period was primarily driven by growth in SIP revenues and net orders.

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

Revenue Recognition

We frequently enter into sales arrangements with customers that contain multiple elements or deliverables such as hardware, software and services. Judgments as to: the allocation of the proceeds received from an arrangement to the multiple elements of the arrangement; the determination of whether any undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition are critical in respect to these arrangements to ensure compliance with GAAP. In addition, the amount of product revenues we recognize is affected by our judgments as to whether objective and reliable evidence of fair value exists for hardware products and vendor-specific objective evidence of the fair value for software products in arrangements with multiple elements. Changes to the elements in an arrangement and the ability to establish objective and reliable evidence of fair value or vendor-specific objective evidence of the fair value for those elements could affect the timing of revenue recognition. Revenue recognition also depends on the timing of shipment and is subject to customer acceptance and the readiness of customers’ facilities. If shipments are not made on scheduled timelines or if the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations. In addition, revenues related to our highly customized image detection systems are recognized under the percentage-of-completion method. Under the percentage-of-completion method of accounting, sales and gross profit are recognized as work is performed, based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Because the percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning the dollar amounts to relevant accounting periods, and because the estimates must be periodically reviewed and appropriately adjusted, if our estimates prove to be inaccurate or circumstances change over time, we may be forced to adjust revenues or even record a contract loss in later periods. Also, revenues related our proton therapy commissioning service contract are recognized under the completed contract method. If a loss is expected on a contract under the percentage-of-completion method and completed contract method, the estimated loss would be charged to cost of sales in the period the loss is identified.

Allowance for Doubtful Accounts

We evaluate the creditworthiness of our customers prior to authorizing shipment for all major sale transactions. Our customary payment terms require payment of: a small portion of the total amount due when the customer signs the purchase order, a significant amount upon transfer of risk of loss to the customer, and the remaining amount upon completion of the installation. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. If our evaluation of our customers’ financial conditions does not reflect our future ability to collect outstanding receivables, additional provisions may be needed and our operating results could be affected negatively.

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

The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets. The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rates used for defined benefit plans in all countries are based primarily on the yields of a universe of high quality corporate bonds in each country or the spot rate of high quality AA-rated corporate bonds, with durations corresponding to the expected durations of the benefit obligations. In countries where the corporate bond market is not sufficiently representative of the time period at longer durations, the discount rate also takes into account the yield of long-term government bonds corresponding to the duration of the benefit obligations and the difference between the yield curve on high quality corporate fixed-income investments and government fixed-income investment. A change in the discount rate will cause the present value of benefit obligations to change in the opposite direction.

Valuation of Derivative Instruments

We use foreign currency forward contracts to reduce the effects of currency fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. SFAS No. 157, Fair Value Measurements, or SFAS 157, establishes three levels of inputs that may be used to measure fair value (see Note 3, “Fair Value Measurements” to Condensed Consolidated Financial Statements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value. The fair value of foreign currency forward contracts are calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The following values are interpolated from commonly quoted broker services: forward point values for each currency, the London Interbank Offered Rate, or LIBOR, to discount assets and liabilities. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which have maturity terms less than twelve months, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty (for net asset) or our discount rate (for net liability). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact to the valuation of our derivative instruments, as well as on our result of operations.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2009 is the 53-week period ending October 2, 2009, and fiscal year 2008 was the 52-week period ended on September 26, 2008. The fiscal quarters ended April 3, 2009 and March 28, 2008 were both 13-week periods.

Discussion of Financial Data for the Second Quarter and First Six Months of Fiscal Year 2009 Compared to the Second Quarter and First Six Months of Fiscal Year 2008

Total Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	April 3, 2009	March 28, 2008	Percent Change	April 3, 2009	March 28, 2008	Percent Change
Product	$449.3	$428.8	5%	$851.5	$793.1	7%
Service Contracts and Other	104.3	89.6	16%	210.8	176.5	19%

Total Revenues	$553.6	$518.4	7%	$1,062.3	$969.6	10%

Product as a percentage of total revenues	81%	83%		80%	82%
Service Contracts and Other as a percentage of total revenues	19%	17%		20%	18%
Revenues by region
North America	$277.3	$239.5	16%	$553.1	$440.7	26%

Europe	145.7	161.6	(10%)	276.5	312.5	(12%)
Asia	116.6	98.8	18%	204.7	183.2	12%
Rest of world	14.0	18.5	(25%)	28.0	33.2	(16%)

Total International (1)	276.3	278.9	(1%)	509.2	528.9	(4%)

Total	$553.6	$518.4	7%	$1,062.3	$969.6	10%

North America as a percentage of total revenues	50%	46%		52%	45%
International as a percentage of total revenues	50%	54%		48%	55%

(1)	We consider international revenues to be revenues outside of North America.

For the second quarter and the first half of fiscal year 2009, both of our business segments and SIP contributed to the growth in total revenues, as well as growth in product revenues, over the prior year periods. Oncology Systems service contracts revenues were the primary contributor to the growth in service contracts and other revenues.

For the second quarter and the first half of fiscal year 2009, North American revenues increased 16% and 26% over the second quarter and the first half of fiscal year 2008, respectively, primarily driven by the growth in Oncology Systems revenues and, to a lesser extent, the growth in X-ray Products and SIP revenues. For the second quarter and the first half of fiscal year 2009, international revenue decreased 1% and 4% over the year-ago periods, respectively. The decline, experienced in all international regions except Asia, was due to the decrease in Oncology Systems and SIP international revenues, partially offset by increases in X-ray Products international revenues. The stronger U.S. dollar against foreign currencies compared to the year-ago period negatively affected our international revenues when measured in U.S. dollars.

Oncology Systems Revenues

	Three Months Ended			Six Months Ended
Revenues by sales classification	April 3,	March 28,	Percent	April 3,	March 28,	Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Product	$343.1	$333.9	3%	$637.7	$610.5	4%
Service Contracts (1)	101.5	87.3	16%	205.1	171.0	20%

Total Oncology Systems revenues	$444.6	$421.2	6%	$842.8	$781.5	8%

Product as a percentage of total Oncology Systems revenues	77%	79%		76%	78%
Service Contracts as a percentage of Oncology Systems revenues	23%	21%		24%	22%
Oncology Systems revenues as a percentage of total revenues	80%	81%		79%	81%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. This excludes revenues from spare parts sold by our service department.

The increases in Oncology Systems product revenues for the second quarter and the first half of fiscal year 2009 over the year-ago periods were primarily driven by an increase in revenues from sales of our RapidArc products. The increases in service contracts revenues in the second quarter and the first half of fiscal year 2009 over the year-ago periods were primarily driven by increased customer adoption of service contracts, as the sophistication of our products and the installed base of our software products increased. In addition, the stronger U.S. dollar against foreign currencies compared to that of the year-ago period negatively affected our international revenues when measured in U.S. dollars.

	Three Months Ended			Six Months Ended
Revenues by region	April 3,	March 28,	Percent	April 3,	March 28,	Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
North America	$235.4	$210.9	12%	$474.5	$378.1	26%

Europe	122.1	133.8	(9%)	226.5	262.0	(14%)
Asia	75.1	60.3	24%	118.1	112.5	5%
Rest of world	12.0	16.2	(26%)	23.7	28.9	(18%)

Total International	209.2	210.3	(1%)	368.3	403.4	(9%)

Total Oncology Systems Revenues	$444.6	$421.2	6%	$842.8	$781.5	8%

North America as a percentage of Oncology Systems revenues	53%	50%		56%	48%
International as a percentage of Oncology Systems revenues	47%	50%		44%	52%

For the second quarter of fiscal year 2009, North American revenues grew by 12% over the second quarter of fiscal year 2008. The growth was primarily driven by an increase in product revenues from sales of our RapidArc products and our accessory products that enable IGRT (including our On-Board Imager® product, or OBI), as well as an increase in service contract revenues. For the first half of fiscal year 2009, North American revenues increased by 26% over the first half of fiscal year 2008 primarily due to an increase in product revenues from sales of our high energy linear accelerators, our RapidArc products and our accessory products that enable IGRT (including our OBI), as well as an increase in service contract revenues.

For the second quarter of fiscal year 2009, the increase in revenues from sales of our RapidArc products in all international regions and our service contracts in Europe and Asia was more than offset by declines in other software products (excluding our RapidArc products) in Europe and the rest of the world region. The decline in international revenues for the first half of fiscal year 2009 over the same period in fiscal year 2008 was primarily due to a decrease in product revenues from sales of our high energy accelerators in all international regions, as well as a decrease in revenues from sales of our accessory products in Europe and the rest of the world region, partially offset by an increase in revenues from sales of our RapidArc products and our service contracts in all international regions. The stronger U.S. dollar against foreign currencies compared to the year-ago period also negatively affected our international revenues when measured in U.S. dollars.

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

X-ray Products Revenues

Revenues by region	Three Months Ended			Six Months Ended
(Dollars in millions)	April 3, 2009	March 28, 2008	Percent Change	April 3, 2009	March 28, 2008	Percent Change
North America	$30.0	$23.0	30%	$58.9	$50.2	17%

Europe	13.4	12.1	10%	24.8	21.8	14%
Asia	40.4	37.4	8%	83.8	68.6	22%
Rest of world	2.0	2.3	(15%)	4.4	4.3	0%

Total International	55.8	51.8	8%	113.0	94.7	19%

Total X-ray Products Revenues	$85.8	$74.8	15%	$171.9	$144.9	19%

North America as a percentage of X-ray Products revenues	35%	31%		34%	35%
International as a percentage of X-ray Products revenues	65%	69%		66%	65%
X-ray Products revenues as a percentage of total revenues	16%	15%		16%	15%

Growth in sales of our x-ray tubes and our flat panel detectors contributed to the growth in total X-ray Products revenues in the second quarter and the first half of fiscal year 2009 over the respective year-ago periods. Compared with the year-ago periods, the increase in international revenues in the second quarter and the first half of fiscal year 2009 was primarily due to increased revenues from sales of our flat panel detectors in Europe and increased revenues from sales of our x-ray tubes in Asia. In North America, the increase in revenues from sales of our flat panel detectors contributed to the revenue growth in the second quarter of fiscal year 2009 over the year-ago quarter while the growth in revenues from sales of our x-ray tubes contributed to the revenue growth during the first six months of fiscal year 2009 over the year-ago period.

We sell our x-ray products to a limited number of OEM customers for incorporation into diagnostic imaging systems. Many of our OEM customers for x-ray tube products are also our competitors. The loss of, or reduction in purchasing volume by, one or more of these customers would have a material adverse effect on our X-ray Products business.

Other Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	April 3, 2009	March 28, 2008	Percent Change	April 3, 2009	March 28, 2008	Percent Change
Product	$20.5	$20.1	2%	$41.9	$37.7	11%
Service Contracts and Other	2.7	2.3	16%	5.7	5.5	3%

Total Other revenues	$23.2	$22.4	3%	$47.6	$43.2	10%

Other revenues as a percentage of total revenues	4%	4%		5%	4%

Revenues in our “Other” category, which includes SIP, Varian Particle Therapy and GTC, increased in the second quarter and the first half of fiscal year 2009 over the respective prior year periods primarily due to growth in product revenues in our SIP business.

Gross Margin

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 3, 2009	March 28, 2008	Percent Change	April 3, 2009	March 28, 2008	Percent Change
Dollar by segment
Oncology Systems	$195.7	$175.5	11%	369.5	$330.0	12%
X-ray Products	34.7	27.1	28%	69.4	54.8	27%
Other	10.0	9.0	12%	20.5	17.9	14%

Gross margin	$240.4	$211.6	14%	$459.4	$402.7	14%

Percentage by segment
Oncology Systems	44.0%	41.7%		43.9%	42.2%
X-ray Products	40.5%	36.3%		40.4%	37.8%
Total Company	43.4%	40.8%		43.2%	41.5%

For the second quarter and the first half of fiscal year 2009, total gross margin increased by 2.6 percentage points and 1.7 percentage points, respectively, compared to the same periods in fiscal year 2008. Both of our business segments and SIP contributed to the improvement in gross margin.

Oncology Systems gross margin increased in the second quarter and the first half of fiscal year 2009 over the year-ago periods primarily due to an increase in product gross margin, partially offset by a decrease in service contracts gross margin. For the second quarter of fiscal year 2009, product gross margin increased to 43.6% from 40.3% in the same quarter of fiscal year 2008. For the first half of fiscal year 2009, product gross margin increased to 43.1% from 40.6% in the same period of fiscal year 2008. Product gross margin improved during the second quarter and the first half of fiscal year 2009 primarily due to (i) geographic mix shift toward North American revenues, which typically have higher gross margins than international revenues and (ii) the higher amount of revenues associated with customer acceptance of software products (including our RapidArc products), typically with higher gross margins. For the second quarter of fiscal year 2009, service contract gross margin decreased to 45.3% from 46.9% in the second quarter of fiscal year 2008. For the first half of fiscal year 2009, service contract gross margin decreased to 46.3% from 48.0% in the first half of fiscal year 2008. The decreases in service contract gross margin for the quarter and first half of the year was mainly due to increased quality costs.

The improvement in X-ray Products gross margin in the second quarter and the first half of fiscal year 2009 over the prior year periods was due primarily to (i) product mix shift toward higher margin products, including our high-end tube products and our flat panel detectors, (ii) a decrease in quality costs and (iii) leverage from higher sales volumes.

Research and Development

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 3, 2009	March 28, 2008	Percent Change	April 3, 2009	March 28, 2008	Percent Change
Research and development	$37.0	$31.9	16%	$74.0	$60.8	22%
As a percentage of total revenues	6.7%	6.2%		7.0%	6.3%

The $5.1 million increase in research and development expense for the second quarter of fiscal year 2009 over the second quarter of fiscal year 2008 was driven by increased expenses of $2.8 million in X-ray Products, $1.3 million in Oncology Systems and $1.0 million in “Other” category. The $2.8 million increase in research and development expenses was primarily for development projects for both x-ray tubes and flat panel products. The $1.3 million increase in Oncology Systems was attributable primarily to an increase in employee headcount, material costs and consulting expenses for product development, although these expenses were partially offset by a favorable currency translation impact due to the relatively strong U.S. dollar against foreign currencies when foreign currency denominated research and development expenses for Oncology Systems were translated into U.S. dollars. The $1.0 million increase in “Other” category was mainly due to higher expense for development projects in Varian Particle Therapy and SIP.

The $13.2 million increase in research and development expense for the first half of fiscal year 2009 over the first half of fiscal year 2008 was driven by increased expenses of $5.1 million in Oncology Systems, $4.8 million in X-ray Products and $3.3 million in the “Other”category. The $5.1 million increase in Oncology Systems was attributable primarily to an increase in employee headcount, material costs and consulting expenses for product development, although these expenses were partially offset by a favorable currency translation impact, due to the relatively strong U.S. dollar against foreign currencies, when foreign currency denominated research and development expenses for Oncology Systems were translated into U.S. dollars. The $4.8 million increase in X-ray Products was primarily for development projects for both x-ray tubes and flat panel products. The $3.3 million increase in “Other” category was mainly due to higher expense for development projects in Varian Particle Therapy and SIP.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 3, 2009	March 28, 2008	Percent Change	April 3, 2009	March 28, 2008	Percent Change
Selling, general and administrative	$81.2	$75.1	8%	$164.4	$150.2	9%
As a percentage of total revenues	14.7%	14.5%		15.5%	15.5%

The $6.1 million increase in selling, general and administrative expenses for the second quarter of fiscal year 2009 compared to the same period in fiscal year 2008 was primarily attributable to: (a) a $4.7 million increase in employee-related costs and headcount to support our growing business activities; (b) a $1.5 million increase in depreciation expenses for our enterprise resource planning, or ERP, system, which was placed in service in the second quarter of fiscal year 2009; and (c) a $0.6 million increase in marketing and promotion expenses associated with the increased revenues, partially offset by favorable foreign currency impact of $2.6 million as the foreign currency denominated selling, general and administrative expenses of our foreign operations are translated into stronger U.S. dollars.

The $14.2 million increase in selling, general and administrative expenses for the first half of fiscal year 2009 compared to the same period in fiscal year 2008 was primarily attributable to: (a) a $9.6 million increase in employee-related costs and headcount to support our growing business activities; (b) a $4.6 million increase in operating expenses associated with required information technology infrastructure improvements to support our growing business activities; and (c) a $1.5 million increase in depreciation expenses for our ERP system, which was placed in service in the second quarter of fiscal year 2009; partially offset by favorable foreign currency impact of $2.9 million as the foreign currency denominated selling, general and administrative expenses of our foreign operations are translated into stronger U.S. dollars.

Interest Income (Expense), Net

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 3, 2009	March 28, 2008	Percent Change	April 3, 2009	March 28, 2008	Percent Change
Interest income (expense), net	$(0.3)	$1.5	(120%)	$1.0	$3.1	(68%)

The decrease in interest income (expense), net, in the second quarter and the first half of fiscal year 2009, compared to the same periods in fiscal year 2008, was attributable to the lower average interest rates earned on our cash and cash equivalents in the same periods.

Taxes on Earnings

	Three Months Ended			Six Months Ended
	April 3, 2009	March 28, 2008	Percent Change	April 3, 2009	March 28, 2008	Percent Change
Effective tax rate	34.9%	31.3%	3.6%	32.9%	32.7%	0.2%

Our effective tax rate was 34.9% for the three months ended April 3, 2009, compared to 31.3% in the same period of fiscal year 2008. The increase in our effective tax rate was primarily due to a shift in the geographic mix of earnings and the one-time impact of tax legislation enacted by the state of California during the quarter. For the six months ended April 3, 2009, our effective tax rate was 32.9%, compared to 32.7% in the same period of fiscal year 2008. The increase was primarily due to a shift in the geographic mix of earnings partially offset by a net benefit for discrete items primarily related to the release of certain liabilities for uncertain tax positions under FIN 48 as a result of the expiration of the statute of limitations in various jurisdictions, and the benefit of the retroactive reinstatement of the federal research and development credit, partially offset by the one-time impact of tax legislation enacted by the state of California during the quarter.

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

Net Earnings Per Diluted Share

	Three Months Ended			Six Months Ended
	April 3, 2009	March 28, 2008	Percent Change	April 3, 2009	March 28, 2008	Percent Change
Net earnings per diluted share	$0.64	$0.57	12%	$1.19	$1.03	16%

The increase in earnings per diluted share in the second quarter and the first half of fiscal year 2009 over the same periods in fiscal year 2008 resulted from the increase in total revenues, as well as the reduction in outstanding shares of common stock due to stock repurchases and lower stock prices compared to the year-ago periods.

Net Orders

	Three Months Ended			Six Months Ended
Total Net Orders (by segment and region)	April 3,	March 28,	Percent	April 3,	March 28,	Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Oncology Systems:
North America	$226.8	$218.3	4%	$447.3	$425.5	5%
Total International	207.4	194.8	7%	414.5	373.3	11%

Total Oncology Systems	$434.2	$413.1	5%	$861.8	$798.8	8%

X-ray Products:
North America	$26.9	$38.5	(30%)	$53.6	$64.4	(17%)
Total International	41.9	44.5	(6%)	106.3	93.7	13%

Total X-ray Products	$68.8	$83.0	(17%)	$159.9	$158.1	1%

Other:	$21.2	$19.3	9%	$53.8	$47.5	13%

Total Net Orders:	$524.2	$515.4	2%	$1,075.5	$1,004.4	7%

Compared to the second quarter of fiscal year 2008, the net order growth in the second quarter of fiscal year 2009 in Oncology Systems and SIP was significantly offset by the net order decrease in X-ray Products. For the first half of fiscal year 2009, Oncology Systems and SIP net orders grew over the year-ago period, while X-ray Products net orders remained relatively flat.

In the second quarter of fiscal year 2009, Oncology Systems net orders grew 5% over the same quarter in fiscal year 2008, resulting in an 8% growth in the first half of fiscal year 2009 over the first half of fiscal year 2008. For the second quarter of fiscal year 2009, the growth in North American net orders was primarily attributable to growth in our service contracts and growth in demand for our accessory products that enable IGRT (including our OBI), partially offset by a decline in net orders for our high energy linear accelerators and our software products (including our RapidArc products). The growth in North American net orders in the first half of fiscal year 2009 was primarily driven by growth in our service contracts and growth in demand for our RapidArc products and our accessory products that enable IGRT (including our OBI), partially offset by a decline net orders for our high energy linear accelerators.

The growth in Oncology Systems international net orders in the second quarter of fiscal year 2009 over the year-ago quarter was primarily due to growth in demand for our high energy linear accelerators and our software products, as well as growth in our service contracts. When measured in constant currency, international net orders grew 15% in the second quarter of fiscal year 2009 over the year-ago quarter. For the first half of fiscal year 2009, the growth in international net orders was due primarily to growth in our service contracts, as well as growth in demand for our software products, partially offset by a decline in net orders for our high energy linear accelerators. Europe and Asia contributed to the growth in international net orders in the second quarter and in the first half of fiscal year 2009 over the respective year-ago periods, while the rest of the world region remained flat in the second quarter of fiscal year 2009 and experienced a decline in the first half of fiscal year 2009. When measured in constant currency, international net orders grew 16% in the first half of fiscal year 2009 over the year-ago period.

The trailing twelve months growth in net orders for Oncology Systems for the last three fiscal quarters were: 12% total increase, with a 10% increase in North America and a 14% increase for international regions, as of April 3, 2009; 13% total increase, with a 12% increase in North America and a 14% increase for international regions, as of January 2, 2009; and a 14% total increase, with a 13% increase for North America and a 16% increase for international regions, as of September 26, 2008. Consistent with the historical pattern, we expect that Oncology Systems net orders will continue to experience regional fluctuations.

X-ray Products net orders decreased 17% in the second quarter of fiscal year 2009 over the year-ago quarter primarily due to a decrease in net orders for our x-ray tubes product line and, to a lesser extent, from our flat panel product line as our customers adjusted inventory levels in response to overstocking in recent quarters, associated with a slow down in the imaging equipment market. For the first half of fiscal year 2009, X-ray Products remained flat over the first half of fiscal year

2008. The increase in net orders for our flat panel detectors, particularly the radiologic panels, was significantly offset by a decline in net orders for our x-ray tubes. The flat panel detector product line has become a significant contributor to our X-ray Products business segment, and we believe this product line will continue to contribute to our X-ray Products business segment as flat panel detectors, including our radiologic panels, replace traditional film and image-intensifier x-ray products in many medical, dental and veterinary applications.

The increase in net orders in the “Other” category, which comprised of SIP, Varian Particle Therapy business and GTC, for the second quarter and the first half of fiscal year 2009 over the same periods in fiscal year 2008, was primarily due to the net order growth in our SIP products. However, orders for our SIP products may be unpredictable as governmental agencies may place large orders with our OEM customers in a short period and then may not place any orders for a long time thereafter.

In any given period, orders growth in either North America or international regions, or both, could fluctuate because of the high dollar amount of individual orders. In addition, our net orders have been and may continue to be impacted by the current general economic downturn, which has made it difficult for our customers to accurately forecast and plan future business activities. The timing of sales and revenue recognition will vary significantly based on: the delivery requirements of individual orders; acceptance schedules; and the readiness of individual customer sites for installation of our products. The sales and revenue recognition cycles for some types of orders, such as upgrades (i.e., the addition of new features or accessories to existing equipment) are usually shorter than for new equipment orders. Thus, orders in any quarter or period may not be directly correlated to the level of sales or revenues in any particular future quarter or period. Moreover, certain types of orders, such as software products or newly introduced products in our Oncology Systems segment, typically take more time from order to completion of installation and acceptance. Thus, as the overall mix of net orders includes a greater proportion of these types of products, the average time period within which orders convert into revenues could lengthen and our revenue in a specific period could be lower as a result.

Discontinued Operations

In the fourth quarter of fiscal year 2008, we approved a plan to sell Research Instruments to focus exclusively on the development of our Varian Particle Therapy business. The sale of Research Instruments was completed in the second quarter of fiscal year 2009. In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Research Instruments was classified as a discontinued operation. Accordingly, we have segregated the net assets and operating results of Research Instruments from continuing operations in our Condensed Consolidated Balance Sheets and in our Condensed Consolidated Statement of Earnings for all periods presented. Research Instruments was previously included in the “Other” category. Revenues from Research Instruments were $5 million and $9 million for the second quarter of fiscal years 2009 and 2008, respectively. For the first half of fiscal year 2009, revenues from Research Instruments were $9 million, compared to revenues of $16 million in the first half of fiscal year 2008. Net loss from Research Instruments increased to $12 million in the second quarter of fiscal year 2009 from $2 million in the second quarter of fiscal years 2008. Net loss from Research Instruments was $12 million in the first half of fiscal year 2009, compared to a net loss of $4 million in the first half of fiscal year 2008. Net loss for the second quarter and the first half of fiscal year 2009 included a loss on the disposal of Research Instruments of $8 million. See Note 16, “Discontinued Operations” to the Condensed Consolidated Financial Statements for detailed discussion.

Backlog

At April 3, 2009, we had a backlog of $1.9 billion, which is an increase of 12% compared to the backlog at March 28, 2008. With respect to our Oncology Systems segment, our backlog at April 3, 2009 increased 13% over the backlog at March 28, 2008, which reflects an 8% increase for North America and a 22% increase for the international regions.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, acquire businesses and fund continuing operations. Our sources of cash include operations, borrowings, stock option exercises and employee stock purchases and interest income. Our cash usage is actively managed on a daily basis to ensure the maintenance of sufficient funds to meet our needs. Because Research Instruments’ cash flows were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows and the discussion herein.

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

(In millions)	April 3, 2009	September 26, 2008	Increase/ (Decrease)
Cash and cash equivalents	$375	$397	$(22)

Our cash and cash equivalents decreased $22 million from $397 million at September 26, 2008 to $375 million at April 3, 2009. The decrease in cash and cash equivalents in the first six months of fiscal year 2009 was due primarily to: $72 million used for the repurchase of VMS common stock; $29 million of capital expenditures; $8 million used for the repayment of bank borrowings; $6 million used for the net loan advance to dpiX LLC, or dpiX, and $3 million used when VMS common stocks were tendered to satisfy employee tax withholding requirements for vested restricted common stock. These uses were partially offset by: $60 million of cash generated from operating activities; $14 million of cash provided by stock option exercises and employee stock purchases; $10 million of net borrowings under our line of credit agreement; and $6 million of cash provided by the excess tax benefits from share-based compensation. In addition, exchange rate changes in the first six months of fiscal year 2009 increased cash and cash equivalents by $12 million.

At April 3, 2009, we had approximately $12 million or 3% of total cash and cash equivalents in the United States. Approximately $363 million, or 97%, of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of April 3, 2009, most of our cash and cash equivalents that were held abroad were in U.S. dollars. Because our cash levels in the United States are relatively low, we have used credit facilities to meet our cash needs from time to time and expect to continue to use our existing credit facility in the future for these purposes. Borrowings under our existing credit facility may be used for working capital, capital expenditures, acquisitions and other corporate purposes.

Cash Flows

	Six Months Ended
(In millions)	April 3, 2009	March 28, 2008
Net cash flow provided by (used in):
Operating activities	$60	$176
Investing activities	(42)	(39)
Financing activities	(52)	(16)
Effects of exchange rate changes on cash and cash equivalents	12	(24)

Net increase in cash and cash equivalents	$(22)	$97

Our primary cash inflows and outflows for the first six months of fiscal year 2009, as compared to the first six months of fiscal year 2008, were as follows:

•	In the first six months of fiscal year 2009, we generated net cash from operating activities of $60 million, compared to $176 million for the first six months of fiscal year 2008.

The $116 million decrease in net cash from operating activities during the first six months of fiscal year 2009 compared to the year-ago period was driven primarily by a net change of $140 million in operating assets and liabilities (working capital items), partially offset by an increase of $10 million in net earnings and an increase in non-cash items of $14 million.

The major contributors to the net change in working capital items in the first six months of fiscal year 2009 were accounts receivable and inventories as follows:

•	Accounts receivable increased by $67 million due to higher revenues and an increase in days sales outstanding, or DSO, from the DSO as of the end of fiscal year 2008.

•	Inventories increased by $55 million due to anticipated customer demand for products during fiscal year 2009 in all of our businesses.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments and customer acceptance, accounts receivable collections, inventory management, and the timing of tax and other payments. For additional discussion, please refer to the “Risk Factors” in Item 1A.

•

We used $42 million for investing activities in the first six months of fiscal year 2009, compared to $39 million used in the first six months of fiscal year 2008. Cash used for purchases of property, plant and equipment was $29 million for the first six months of fiscal year 2009 and $39 million for the first six months of fiscal year 2008. In the first six months of fiscal year 2009, we made an additional loan of $6 million to dpiX.

•

Financing activities used net cash of $52 million in the first six months of fiscal year 2009 compared to $16 million in the first six months of fiscal year 2008. During the first six months of fiscal year 2009, we used $72 million to repurchase shares of VMS common stock, $8 million to repay bank borrowings and $3 million for tendered VMS common stock to satisfy employee tax withholding obligations when restricted common stock vested. Partially offsetting these uses were proceeds of $14 million from employee stock option exercises and employee stock purchases, $10 million in net borrowing under our credit facility, and $6 million in excess tax benefits from share-based compensation. In the first six months of fiscal year 2008, we used $115 million to repurchase shares of VMS common stock, which was partially offset by $51 million received from employee stock option exercises and employee stock purchases, $32 million for net borrowing under our credit facility and $16 million in excess tax benefits from share-based compensation.

We expect our capital expenditures (which typically represent expenditures for construction and/or purchases of facilities; manufacturing equipment; office equipment; furniture and fixtures; and capitalized costs related to the implementation of software applications); will be approximately 3% of revenues in fiscal year 2009.

We have a $150 million credit facility with Bank of America, N.A., or BofA, which was amended and restated as of November 10, 2008. This credit facility, as amended and restated, is referred to as the Amended BofA Credit Facility. We collateralized a portion of the Amended BofA Credit Facility with a pledge of stock of certain present and future subsidiaries that are deemed to be material subsidiaries under its terms. As of April 3, 2009, we have pledged to BofA 65% of the voting shares that we hold in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary. The Amended BofA Credit Facility may be used for: working capital; capital expenditures; permitted acquisitions; and other lawful corporate purposes. Unless it is extended by mutual agreement, the Amended BofA Credit Facility will expire on November 10, 2011. Borrowings under the Amended BofA Credit Facility accrue interest either: (i) based on LIBOR plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes, depreciation and amortization, or EBITDA; or (ii) based upon a base rate of either the federal funds rate plus 0.5% or BofA’s announced prime rate, whichever is greater, minus a margin of 0.5% to 0% based on a leverage ratio involving funded indebtedness and EBITDA (depending upon our instructions to BofA). We may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate are adjustable daily. As of April 3, 2009, $10 million was outstanding under the Amended BofA Credit Facility with a weighted average interest rate of 1.76%. The Amended BofA Credit Facility contains customary affirmative and negative covenants for facilities of this type. We have also agreed to maintain certain financial covenants relating to: (i) leverage ratios involving funded indebtedness and EBITDA; (ii) liquidity; and (iii) consolidated assets. As of April 3, 2009, we were in compliance with all covenants. For further discussion regarding the Amended BofA Credit Facility, please refer to Note 7 “Credit Facility” to the Condensed Consolidated Financial Statements.

Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the United States and global economies. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements through fiscal year 2009. We currently anticipate that we will continue to utilize our available liquidity and cash flows from operations, as well as borrowed funds, to make strategic acquisitions, invest in the growth of our business, invest in advancing our systems and processes and repurchase VMS common stock.

Total debt as a percentage of total capital decreased to 3.6% at April 3, 2009 from 3.8% at September 26, 2008. The ratio of current assets to current liabilities increased to 1.92 to 1 at April 3, 2009 from 1.81 to 1 at September 26, 2008.

Days Sales Outstanding

Trade accounts receivable DSO, were 87 days on April 3, 2009 compared to 90 days at March 28, 2008. Our accounts receivable and DSO are primarily impacted by a number of factors: the timing of product shipments; collections performance; payment terms; and the mix of revenues from different regions. As of April 3, 2009, less than 1% of our accounts receivable balance was related to customer contracts with extended payment terms of more than one year.

Stock Repurchase Program

On July 24, 2007, our Board of Directors approved the repurchase of up to 12,000,000 shares of VMS common stock during the period beginning on July 30, 2007 through December 31, 2008. During the first half of fiscal year 2009, we paid $71.5 million to repurchase 1,548,000 shares of VMS common stock in accord with this authorization, all of which was repurchased during the first quarter of fiscal year 2009. All shares that have been repurchased have been retired. The authorization expired at the end of the first quarter, with 4,342,000 shares available for repurchase. On November 17, 2008, VMS’s Board of Directors authorized the repurchase of an additional 8,000,000 shares of VMS common stock from January 1, 2009 through December 31, 2009. As of April 3, 2009, no repurchase had yet been made under the November 17, 2008 authorization.

Contractual Obligations

As a result of the adoption of FIN 48, we reclassified unrecognized tax benefits to long-term income taxes payable, which is included in “Other long-term liabilities.” Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of April 3, 2009, our liability for uncertain tax positions was $86.7 million. It is reasonably possible that we will pay $1.5 million in the next twelve months. We believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.

In October 2008, we consummated an agreement with Varian, Inc., or VI, under which VI will surrender its sublease of a building containing approximately 210,000 square feet of floor space and the related leasehold interest for the land; the term of this sublease expires in the year 2056. This building, which is located adjacent to our corporate headquarters in Palo Alto, California, will support the growth of our operations and our longer term objective of co-locating certain of our operations. Pursuant to this agreement, VI agreed to surrender the space in the building to us over the period which began in October 2008 and which ends in June 2010 and we agreed to pay VI an aggregate of $21 million in cash and assume the obligations of sublessor under a below-market rate sublease to a third party for a portion of the building. As of April 3, 2009, $5 million had been paid to VI pursuant to our agreement, and the remaining $16 million will be payable in June 2010.

In February 2009, we agreed to loan $14 million to dpiX in four separate installments over a period through October 2009. As of April 3, 2009, we have loaned $6.8 million to dpiX under this loan agreement and we expect to loan the remaining $7.2 million between April to October 2009. See detailed discussion in Note 5, “Related Party Transactions” to the Condensed Consolidated Financial Statements.

Except for the items discussed above and the change in the outstanding balance under our credit facility, there has been no significant change to the other contractual obligations we reported in our 2008 Annual Report.

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

As described below, we have accrued a total of $14.5 million at April 3, 2009 to cover our liabilities for these cleanup projects.

•

Various uncertainties make it difficult to estimate, or determine the likelihood within a range of estimates of, the project management costs, legal costs and costs of certain third-party claims at all of the sites and facilities. In addition, for the nine sites and one of the facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future cost of such activities. As of April 3, 2009, we nonetheless estimated that our future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs for these ten locations, as well as project management costs, legal costs and the costs of certain third party-claims for all locations ranged in the aggregate from $3.1 million to $7.1 million. We believe that no amount in the range of estimated future costs is more probable of being incurred than any other amount in the range and therefore we have accrued $3.1 million for these cleanup projects as of April 3, 2009. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

•

As to all other facilities, we have gained sufficient knowledge to better estimate the scope and costs of future cleanup activities based upon formal agreements with other parties defining our future liabilities or formal cleanup plans that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the facility. As of April 3, 2009, we estimated that our future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in the aggregate from $6.2 million to $36.9 million. The time frames over which these cleanup project costs are estimated vary, ranging from 1 year to 30 years as of April 3, 2009. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $16.1 million at April 3, 2009. We accordingly accrued $11.4 million, which represents our best estimate of the future costs of $16.1 million discounted at 4%, net of inflation. This accrual is in addition to the $3.1 million described in the preceding paragraph.

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

We receive certain cash payments in the form of settlements and judgments from defendants, our insurers and other third parties from time to time. We have also reached an agreement with an insurance company under which the insurance company has agreed to pay a portion of our past and future environmental-related expenditures, and we, therefore, had included a $2.7 million receivable primarily in “Other assets” at April 3, 2009. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has paid the claims that we have made in the past.

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

Acquisition-Related Commitments/Obligations

When we acquired ACCEL in January 2007, ACCEL was involved in a contract-related lawsuit. Subsequent to the acquisition, we settled this lawsuit and agreed to perform certain services under a new contract for a fixed price. From January to September 2007, we gathered information related to the expected cost of satisfying our contractual commitments and completed our assessment as of September 28, 2007. As a result, the final purchase price allocation of ACCEL included a loss accrual related to this contingency of €28.3 million. If the actual costs related to the contingency exceed the estimated amount, or if the estimated loss increases, the variances will be recognized in the Consolidated Statement of Earnings in the periods these variances arise. As of April 3, 2009, the actual costs incurred had been consistent with the estimated costs for the contract and the balance of the loss accrual related to this contingency was €5.7 million. We are currently engaged in arbitration to resolve a dispute under the new contract.

Other Matters

We are involved, from time to time, in legal proceedings, claims and government inspections or investigations, arising in the ordinary course of our business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue amounts, to the extent they can be reasonably estimated, to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss. While we cannot assure you as to the ultimate outcome of any legal proceeding or other loss contingency involving us, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, it is possible that a legal or other proceeding brought against us could have an impact of this nature.

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these agreements is unlimited. As of April 3, 2009, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements since we spun off VI and VSEA in 1999.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1. FSP 107-1 amends FASB No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for us in the third quarter of fiscal year 2009. We do not believe the adoption of FSP 107-1 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141(R). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, FSP No. 141(R)-1. FSP 141(R)-1 amends and clarifies SFAS 141(R) on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141(R) and FSP No. 141(R)-1 are effective for us in the first quarter of fiscal year 2010. The impact of the adoption of SFAS 141(R) and FSP No. 141(R)-1 will depend on the nature and extent of business combinations occurring on or after the beginning of fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51, or SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for us in the first quarter of fiscal year 2010. We are currently assessing the potential impact, if any, SFAS 160 may have on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The adoption of SFAS 161 in the second quarter of fiscal year 2009 did not have a material impact on our consolidated financial position, results of operations or cash flows. Upon adoption in the second quarter of fiscal year 2009, we provided the additional disclosures in accordance with SFAS 161 (see Note 8 to our Condensed Consolidated Financial Statements).

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

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, or FSP 132(R)-1. FSP 132(R)-1, which amends SFAS 132(R) Employers’ Disclosures about Pensions and Other Postretirement Benefits, provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan and requires employers to disclose information about fair value measurements of plan assets similar to the disclosure about fair value measurements requirement under SFAS 157. FSP No. 132(R)-1 will be effective for us in fiscal year 2010.

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

The notional values of our sold and purchased forward exchange contracts outstanding as of April 3, 2009 were $224.8 million and $24.3 million, respectively. The notional amounts of forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consisted of cash and cash equivalents as of April 3, 2009. The principal amount of cash and cash equivalents at April 3, 2009 totaled $375 million with a weighted average interest rate of 0.57%. In the event that interest rates were to further decrease, a substantial portion of our investment portfolio may be reinvested at lower interest rates, yielding lower investment or interest income.

As of April 3, 2009, we had the $150 million Amended BofA Credit Facility. We collateralized a portion of this Amended BofA Credit Facility with a pledge of 65% of the voting shares that we hold in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary. Borrowings under the Amended BofA Credit Facility accrue interest based on the LIBOR, the federal funds rate or the BofA’s prime rate plus a margin.

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Amended BofA Credit Facility. As of April 3, 2009, $10 million was outstanding under the Amended BofA Credit Facility. If the principal amount outstanding under the Amended BofA Credit Facility remained at this level for an entire year and interest rates increased or decreased, respectively, by 1%, our interest expense would increase or decrease, respectively, an additional $0.1 million per year. See a detailed discussion of our credit facilities under “Liquidity and Capital Resources” section in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, we had $32.5 million of long-term debt (including the current maturities of long term debt) outstanding as of April 3, 2009 that carried at a weighted average fixed interest rate of 6.88% with principal payments due in various installments over a five-year period. To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future.

The estimated fair value of our cash and cash equivalents (97% of which was held abroad at April 3, 2009 and could be subject to additional taxation if it were repatriated to the United States) and the estimated fair value of our short-term borrowings under the credit facility approximated the principal amounts reflected above based on the maturities of these financial instruments.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 4.	Controls and Procedures

(a)	Disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings and claims that are discussed in Note 9, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Contingencies,” and such discussions are incorporated by reference into this item.

Item 1A.	Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 26, 2008 should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be materially adversely affected.

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

We believe that IMRT and IGRT have become accepted standards for treatment in the radiation oncology market. Demand for our products for IMRT has been a historical driver for our net orders and revenue growth in our Oncology Systems business segment and, now, demand for our products for IGRT has been one of the main contributors to more recent net orders and revenue growth. However, if future studies contradict current knowledge about IMRT or IGRT or otherwise call into question the effectiveness of our IMRT or IGRT products or show negative side effects, or if other more effective technologies are introduced, our revenues could fail to increase or could decrease. Our success will also depend upon the continued acceptance and success of IMRT and IGRT in general and acceptance of our products utilizing this technology in particular. However, as more institutions purchase IMRT- or IGRT-equipped linear accelerators or upgrade their existing accelerators with IMRT or IGRT technology, the market for IMRT and IGRT products may become saturated and we could face competition from newer technologies. For example, we have seen and continue to expect that the rate of growth for IMRT equipment will be lower than what we have experienced previously, particularly in the North American market where a majority of our customer sites have the products and accessories necessary to perform IMRT.

We believe our future success in Oncology Systems is, in part, dependent upon the acceptance and success of VMAT in general and acceptance of our RapidArc products in particular. We believe that our new RapidArc products for VMAT are the next significant advance in IMRT cancer treatments and can help drive longer term demand for our linear accelerator products and our IMRT-related products. In fact, orders for our RapidArc have been a significant contributor to our recent net orders growth. However, VMAT and our RapidArc products are not yet widely-accepted as a treatment standard. Early adopters of VMAT and our RapidArc products continue to publish studies on VMAT treatments using our RapidArc products. If future studies contradict current knowledge about VMAT or our RapidArc products or otherwise call into question the effectiveness of VMAT treatments or show negative side effects, or if other more effective technologies are introduced, our customers may not be willing to adopt VMAT or purchase our RapidArc products, which would result in negative impact on our net orders and revenues. Furthermore, if third party, non-Company information systems do not support our VMAT technology, we may not be able gain sufficient adoption of our RapidArc products and VMAT technology among customers that have non-Company information systems, which would also inhibit our ability to gain wide-spread acceptance of our RapidArc products and, accordingly, could result in a negative impact to our net orders and revenues.

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

Our success depends upon the successful development, introduction and commercialization of new generations of products, treatment systems and enhancements to and/or simplification of existing products. Our Oncology Systems products are technologically complex and must keep pace with, among other things, new product introductions of our competitors. Our X-ray Products business segment must also continually innovate to develop products with lower cost, better product quality and superior technology and performance. Accordingly, many of our products require significant planning, design, development and testing at the technological, product and manufacturing process levels. In addition, we are making significant investments in long-term growth initiatives, such as development of our SIP and Particle Therapy businesses, and expect that further efforts will be necessary to develop and commercialize some of the products and technology of these businesses. These activities require significant capital commitments, involvement of our senior management and other investments on our part, which we may be unable to recover. Our timeline for the development of new products or enhancements may not be achieved and price and profitability targets may not prove feasible. Commercialization of new products may prove challenging, and we may be required to invest more time and money than expected to successfully introduce these products. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of new products or enhancements. In addition, a few of our research and development projects have been and in the future may be funded by government contracts. Changes in government priorities and our ability to attract similar funding may affect our overall research effort and ultimately, our ability to develop successful new products and product enhancements.

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

Additionally, our ability to gain healthcare market acceptance and demand for our new radiation therapy products and treatment procedures may be also affected by the budgeting cycles of hospitals and clinics for capital equipment purchases, which are frequently fixed one or more years in advance, and are experiencing increasing pressure in the current macroeconomic environment, which may lengthen sales and ordering timeframes. In addition, even if customers accept new products or product enhancements, the revenues from these products may not be sufficient to offset the significant costs associated with making them available to customers.

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

We conduct business globally. Our international revenues accounted for approximately 50% and 54% of revenues from continuing operations during the second quarter of fiscal years 2009 and 2008, respectively. As a result, we must provide significant service and support on a worldwide basis, and we have sales and service offices located in Europe, Asia, South America and Australia. In addition, we have manufacturing and research operations in England, Germany, Switzerland, France, Finland and China. We also invested in the expansion of our China x-ray business through our acquisition of Pan-Pacific Enterprises, Inc. We have invested and will continue to invest substantial financial and management resources to develop an international infrastructure to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will be able to compete successfully in the international markets, generate new business, or meet the service and support needs of our customers there. Accordingly, our future results could be harmed by a variety of factors, including:

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

In addition, we generally retain cash received through international operations in our local subsidiaries. As of April 3, 2009, 97% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation, and we would not receive the full benefit of such repatriation. Additionally, this could cause our overall tax rate to increase. This could cause our business and results of operations to suffer.

Earnings derived from our international regions are generally taxed at rates lower than U.S. rates. Our effective tax rate is impacted by existing tax laws in both the United States and in the respective countries in which our international subsidiaries do business. In addition, a decrease in the percentage of our total earnings from our international regions, or a change in the mix of international regions among particular tax jurisdictions, could increase our effective tax rate, which could adversely affect our results of operations. Also, our current effective tax rate does not assume U.S. taxes on certain undistributed profits of certain foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes should they either be deemed to be or are actually remitted to the United States, or if tax laws change, in which case our financial results could be adversely affected.

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

OUR RESULTS MAY BE ADVERSELY AFFECTED BY CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

Because we sell our products internationally and have international operations, we are also subject to market risk due to fluctuations in foreign currency exchange rates, which may affect product demand, our expenses and/or the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services or of our expenses is made in the local currency. We manage this risk through established policies and procedures that include the use of derivative financial instruments. We have historically entered into foreign currency forward exchange contracts to mitigate the effects of operational (sales transactions) and balance sheet exposures to fluctuations in foreign currency exchange rates. Our forward exchange contracts generally range from one to twelve months in maturity.

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

In addition, long-term movements in foreign currency exchange rates could affect the competitiveness of our products. Even though sales of our products internationally occur predominantly in local currencies, our cost structure is weighted towards the U.S. dollar, and some of our competitors may have cost structures based in other currencies, so our overall margins and pricing competitiveness may be adversely affected. The weakening U.S. dollar that we have experienced over the last several years has made our pricing more competitive with our foreign competitors, which has been a contributor to our international order and revenue growth. The strengthening of the U.S. dollar against other countries’ currencies that we have experienced more recently has made and may continue to make our pricing less competitive and result in slower growth in our international orders and revenues, which then could negatively affect our overall financial performance and results. Changes in monetary or other policies here and abroad, including as a result of the current economic downturn or in reaction thereto, or in the United States as a result of a change in the Presidential administration, will likely affect foreign currency exchange rates.

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

Marketing a medical device in the United States. In the United States, as a manufacturer and seller of medical devices and devices emitting radiation or utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the FDA, Nuclear Regulatory Commission, or NRC, and state and local regulatory agencies, such as the State of California, to ensure the devices are safe and effective and comply with laws governing products which emit, produce or control radiation. We are also subject to similar international regulations depending on the countries in which we sell our devices. These regulations govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale and marketing and disposal of our products.

Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in an existing medical device obtain either 510(k) pre-market notification clearance or pre-market approval before we, as a manufacturer of medical devices, can take orders for or market or sell those products in the United States. In addition, modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process may require a new 510(k) clearance. Obtaining clearances or approvals is time-consuming, expensive and uncertain. We may fail to obtain the necessary clearances or approvals or may be unduly delayed in doing so. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products. If we were unable to obtain required FDA clearance or approval for a product or unduly delayed in doing so, or the uses of that product were limited, our business would suffer. In the past, in the United States, our devices have either been subject to 510(k) clearance or exempt from 510(k) clearance. The 510(k) clearance process is generally less time-consuming, expensive and uncertain than the pre-market approval, or PMA, process. There have been recent discussions in medical and regulatory publications advocating for increased FDA review of certain medical devices by disallowing such devices from the 510(k) clearance process. If we were required to use the PMA approval process for future products or product modifications, it could delay or prevent release of the proposed products or modifications, and could cause substantial harm to our business.

Marketing a medical device internationally. In order for us to market our products internationally, we are required to obtain market clearances or approvals for future products or product modification. These clearance or approval processes could be lengthy, resulting in a significant delay to our ability to market product in those countries, specifically in the European Economic Area, or EEA, China, Japan and Canada. Obtaining market clearance or product approvals can be time consuming, expensive, and uncertain, and we may fail to obtain the clearance or approvals on one or more of our products, or may be unduly delayed in doing so. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products.

Specifically, within the EEA, we must meet the CE marking requirements. A CE mark is a European marking of conformity that indicates that a product complies with the essential requirements of the applicable European laws or directives by meeting the relevant regulatory requirements and when used as intended, works properly and is acceptably safe. This conformity to the applicable directives is done through self-declaration and is verified by an independent certification body, called a Notified Body, before the CE mark can be affixed. After the CE mark is affixed to the device, which we would do once conformity is verified, the Notified Body would regularly audit us to ensure that we remain in compliance with the applicable European laws or directives. CE marking is required on products in the countries of the EEA and provides a means for us to demonstrate that our products comply with the laws and regulations required by the EEA countries to allow free movement of trade within the EEA countries. If we are unable to support our performance claims and demonstrate compliance with the applicable European laws and directives to our Notified Body and/or competent authorities, we may risk losing our CE mark, which would prevent us from selling our products within the EEA.

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

The FDA and the Federal Trade Commission, or FTC, also regulate advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory clearances, that there is scientific data to substantiate the claims and that our advertising is neither false nor misleading. If the FDA or FTC determines that any of our advertising or promotional claims are not permissible, we may be subject to enforcement actions and may be required to revise our promotional claims or make other corrections or restitutions.

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

If we or any of our suppliers or distributors fail to comply with FDA, FTC and other applicable U.S. and foreign country regulatory requirements or are perceived to potentially have failed to comply, we may face:

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

WE FACE SIGNIFICANT COSTS IN ORDER TO COMPLY WITH FOREIGN LAWS AND REGULATIONS APPLICABLE TO THE MANUFACTURE AND DISTRIBUTION OF OUR PRODUCTS

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

Federal and state “false claims” laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed. Although we do not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, or through certain other activities, including promoting products for uses not approved or cleared by the FDA, which is called off-label promotion. “Anti-kickback” and “false claims” laws prescribe civil and criminal penalties, which can be substantial, and potential exclusion from healthcare programs for noncompliance. Moreover, even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could harm our business and results of operations. Additionally, several proposals and bills are being considered at both the state and federal levels expanding “anti-kickback” laws to require, among other things, extensive tracking, maintenance of data bases regarding and disclosures of relationships and payments to physicians and healthcare providers. If such proposals or bills were to become law, the implementation of the necessary infrastructure to comply with such laws could be quite costly.

In addition, we are subject to similar laws in foreign countries where we conduct business. As an example, within the EU, the control of unlawful marketing activities is a matter of national law in each of the member states of the EU. The member states of the EU closely monitor perceived unlawful marketing activity by companies. We could face civil, criminal and administrative sanctions if any member state determines that we have breached our obligations under its national laws. Moreover, industry associations closely monitor the activities of member companies. If these organizations or national authorities were to name us as having breached our obligations under their regulations, rules or standards, our reputation would suffer and our business and financial condition could be adversely affected.

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

We maintain limited product liability insurance coverage and currently self-insure professional liability/errors and omissions liability. The product liability insurance policies that we maintain are expensive and have high deductible amounts and self-insured retentions. In the future, these policies may not be available on acceptable terms or in sufficient amounts, if at all. In addition, the insurance coverage we have obtained may not be adequate. A material claim successfully brought against us relating to a self-insured liability or a liability that is in excess of our insurance coverage, or for which insurance coverage is denied or limited would require us to pay damage amounts that could be substantial and have a material adverse effect on our financial position and results of operation.

THE MARKETS IN WHICH WE COMPETE ARE HIGHLY COMPETITIVE, AND WE MAY LOSE MARKET SHARE TO COMPANIES WITH GREATER RESOURCES OR THE ABILITY TO DEVELOP MORE EFFECTIVE TECHNOLOGIES, OR WE COULD BE FORCED TO REDUCE OUR PRICES

The markets for radiation therapy equipment and software are characterized by rapidly evolving technology, intense competition and pricing pressure. Some of our competitors have greater financial, marketing and other resources than we have. Also, we believe that the rapid technological changes occurring in our markets will lead to the entry of new competitors into our markets, as well as our encountering new competitors as we apply our technologies in new market segments such as stereotactic radiosurgery, VMAT and proton therapy. Our ability to compete successfully depends, in part, on our ability to provide technologically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, together in a complete package of products and services, and to do so ahead of our competitors. Our ability to compete in the radiation therapy market may be adversely affected when purchase decisions are based solely upon price, since our products are generally sold on a total value to the customer basis. This may occur if hospitals and clinics give purchasing decision authority to group purchasing organizations that focus solely on pricing as the primary determinant in making purchase decisions. In addition, the presence of additional competitors may delay customer purchasing decisions as customers evaluate the products of these competitors along with ours. These delays can extend our sales cycle and therefore adversely affect our net orders and operating results. In radiotherapy and radiosurgery markets, we compete primarily with Siemens Medical Solutions, Elekta AB (which recently acquired Computerized Medical Systems, Inc.), Tomotherapy Incorporated and Accuray Incorporated. With our information and image management, simulation, treatment planning and radiosurgery products, we also compete with a variety of companies, such as Elekta AB, Philips Medical Systems, Best Theratronics, Ltd., Nucletron B.V. and Siemens Medical Solutions. We also have begun to encounter some competition from providers of hospital information systems. With respect to our BrachyTherapy operations, our primary competitor is Nucletron B.V. For the service and maintenance business for our Oncology Systems products, we compete with independent service organizations and our customers’ internal service organizations.

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

We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier, such as the source wires for high-dose afterloaders, klystrons for linear accelerators, array sensors for use in our imaging panels, sesium iodide coatings for the arrays, and specialized integrated circuits, x-ray tube targets, housings, glassframes and various other x-ray tube components. If we lose any of these suppliers or if their operations were substantially interrupted, we would be required to obtain and qualify one or more replacement suppliers, which may then also require us to redesign or modify our products to incorporate new parts and/or further require us to obtain clearance, qualification or certification of such product by the FDA or other applicable regulatory approvals in other countries. Events like these could significantly increase costs for the affected product and likely cause material delays in delivery of that and other related products. Although we have obtained limited insurance to protect against business interruption loss, we cannot assure you that this insurance coverage will be adequate or that it will continue to remain available on acceptable terms, if at all. Additionally, some of these suppliers including our single-source suppliers, supply components for certain of our product lines that are growing rapidly. Manufacturing capacity limitations of any of these suppliers or other inability of these suppliers to meet increasing demand could adversely affect us, resulting in curtailed growth opportunities for any of our product lines. Shortage of and greater demand for components and subassemblies could also increase manufacturing costs by increasing prices. Disruptions or loss of any of our limited- or sole-source components or subassemblies or the capacity limitations of the suppliers for these components or subassemblies, including the ones referenced above, could adversely affect our business and financial results and could damage our customer relationships. In addition, we rely upon the supplies of certain raw materials such as tungsten, lead and copper for Oncology Systems and SIP; copper, lead, tungsten, rhenium, molybdenum zirconium, and various high grades of steel alloy for X-ray Products, and high-grade steel and high-grade copper for the Varian Particle Therapy business. Demand for these raw materials both within the United States and from foreign countries, such as China, has increased dramatically over the last few years, resulting in limited supplies and significantly higher prices. While recently, we have begun to experience a decrease in pricing, we still have supply contracts with prices set at the time such contracts were signed. Furthermore, we expect that the worldwide demand, availability and pricing of these raw materials will continue to fluctuate in the future. This could constrain our manufacturing of affected products, reduce our profit margins or otherwise adversely affect our business.

CONSOLIDATION AMONG OUR ONCOLOGY SYSTEMS CUSTOMERS COULD ADVERSELY AFFECT OUR SALES OF ONCOLOGY PRODUCTS AND THEREFORE OUR FINANCIAL RESULTS

We have seen and may continue to see some consolidation among our customers in our Oncology Systems business, as hospitals and clinics combine through mergers and acquisitions, and as they join group purchasing organizations or affiliated enterprises. As customers consolidate, the volume of product sales to these customers might decrease. Alternatively, order size may increase as what were previously more than one customer combine orders as one entity. As a result, the purchasing cycle for our Oncology Systems products could lengthen, as orders increase in size and require more approvals. Both increased order size and extended purchasing cycles could cause our net orders for these products to be more volatile and less predictable. In addition, group purchasing organizations often focus on pricing as the determinant in making purchase decisions. A reduction in net orders could affect the level of future revenues, which would adversely affect our operating results, financial condition, and the price of VMS common stock.

WE SELL OUR X-RAY TUBES TO A LIMITED NUMBER OF OEM CUSTOMERS, MANY OF WHOM ARE ALSO OUR COMPETITORS, AND THE LOSS OR REDUCTION IN PURCHASING VOLUME BY ONE OR MORE OF THESE CUSTOMERS OR CONSOLIDATION AMONG OEMS IN THE X-RAY TUBE PRODUCTS MARKET COULD REDUCE OUR SALES OF X-RAY TUBE PRODUCTS

We sell our x-ray tube products to a limited number of OEM customers, many of which are also our competitors, for incorporation into diagnostic imaging systems. The loss of, or reduction in purchasing volume by, one or more of these customers would have a material adverse effect on our X-ray Products business. There has been a consolidation of diagnostic imaging systems manufacturers over the past few years. Any ongoing consolidation of customers who purchase our x-ray tube products, including the consolidation of these customers into companies that already manufacture x-ray tubes, could result in less predictable and reduced sales of our x-ray tube products. In addition, our OEM customers’ products, which also use our x-ray tubes, could lose market share to competitive products or technologies and, thereby, result in a reduction in our orders and revenues.

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

Our success will depend, in part, on our ability to expand our product offerings and grow our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, as a strategy to achieve quicker time to market for new products or technology, or to enter new markets, we may determine to grow our business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, in fiscal year 2008 we acquired Pan-Pacific, an independent distributor of medical x-ray tubes and other imaging components in China. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, the completion of an acquisition could divert our management and key personnel from our business operations, which could harm our business and affect our financial results. Furthermore, even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products or technologies or employees into our operations, or may not be able to realize some of the synergies expected from an acquisition. The process of integration could be expensive, time-consuming and may strain our resources. For example, we may encounter challenges in the commercialization of new products and may have to invest more than originally anticipated in order to do so, as we are experiencing with the our proton therapy systems. These additional expenditures could be significant and could cause our results of operations to suffer. In many instances, integrating a new business will also involve implementing or improving internal controls appropriate for a public company at a business that lacks them. In addition, we may be unable to retain the employees of acquired companies, or the acquired company’s customers, suppliers, distributors or other partners for a variety of reasons, including the fact that these entities may be our competitors or may have close relationships with our competitors. Further, we may find that we need to restructure or divest acquired businesses, or assets of those businesses. Even with restructuring activities or divestitures, an acquisition may not produce the full efficiencies and benefits we expect. Consequently, we may not achieve anticipated growth or other benefits from an acquisition, which could harm our existing business. If we decide to sell assets or a business, as we have recently done with respect to Research Instruments, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, or at all, which could delay the accomplishment of our strategic objectives, or we may dispose of a business at a price or on terms that are less than we had anticipated. If we fail to achieve the anticipated growth from an acquisition, or if we decide to sell assets or a business, we may be required to recognize an impairment loss on the write down of our assets and goodwill, which could adversely affect our business and financial operations. In addition, acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges such as in-process research and development, any of which could harm our business and affect our financial results.

We account for our acquisitions under the purchase method of accounting. Under this method, we allocate the total purchase price to the acquired businesses’ tangible assets and liabilities, identifiable intangible assets and in-process research and development costs based on their fair values as of the date of the acquisition, and record the excess of the purchase price over those fair values as goodwill. If we allocate to goodwill a large portion of the purchase price of an acquired business, our operating results could suffer if we fail to achieve the anticipated growth from that acquisition.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY RESOLVE RESIDUAL ISSUES RELATED TO THE SALE OF OUR RESEARCH INSTRUMENTS BUSINESS

In the second quarter of fiscal year 2009, we completed the sale the ACCEL Research Instruments business but retained responsibility for certain contracts. We may face difficulties and incur additional costs beyond our expected costs associated with these remaining obligations which could adversely affect our financial condition. Continued efforts related to managing these remaining obligations may require a substantial amount of management, administrative and operational resources, particularly if unanticipated difficulties with the fulfillment of these contracts are encountered. These demands may distract our employees and management from the day-to-day operation of our other businesses.

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

The U. S. government has in the past, is currently considering and may in the future, consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both private and public reimbursement for healthcare services. State and local governments, as well as a number of foreign governments, are also considering or have adopted these types of policies. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness and costs of different treatment technologies and modalities; imposing price controls on medical products and services providers; and other measures. Future significant changes in the healthcare systems in the United States or elsewhere, and current uncertainty about whether and how changes may be implemented, could have a negative impact on the demand for our products and services and our business. These include changes that may reduce reimbursement rates for procedures using our products and changes that may be proposed or implemented by the current U.S. Presidential administration or Congress. It is unclear which, if any, of the various U.S. healthcare reforms currently being discussed and/or proposed might be enacted by the U.S. Congress and signed into law by the President. We are unable to predict: what healthcare reform legislation or regulations, if any, will be enacted in the United States or elsewhere; whether other healthcare legislation or regulations affecting our business may be proposed or enacted in the future; what effect any legislation or regulation would have on our business; or the effect ongoing uncertainty about these matters will have on the purchasing decisions of our customers.

In addition, sales of our healthcare products indirectly depend on whether adequate reimbursement is available to our customers for the treatment provided by those products from third-party healthcare payors, such as government healthcare insurance programs, including the Medicare and Medicaid programs, private insurance plans, health maintenance organizations and preferred provider organizations. Once Medicare has made a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually. Private third-party payors, although independent from Medicare, sometimes use portions of Medicare reimbursement policies and payment amounts in making their own reimbursement decisions. As a result, decisions by the Centers for Medicare and Medicaid Services to reimburse for a treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a treatment sometimes extend to third-party payor reimbursement policies and amounts for that treatment. Significant changes in the availability and amount of reimbursement for treatments using our products could influence our customers’ decisions. Any significant cuts in overall reimbursement rates for radiotherapy, radiosurgery, proton therapy or brachytherapy could increase uncertainty and reduce demand for our products and have a material adverse effect on our revenues and stock price. In addition, some proposed changes to reimbursement policies create uncertainty about how they would affect reimbursement rates for radiation therapy treatments. For example, proposed healthcare legislation basing reimbursement rates on clinical outcomes or the comparative effectiveness of different treatment options may require clinical research studies as proof. If we are not able to demonstrate favorable clinical performance or the comparative effectiveness of our products or of radiation therapy generally through studies, reimbursement for treatments using our products could suffer. This would reduce the demand for our products and radiation therapy products in general, which would harm our business and financial performance.

As a general matter, third-party payors are increasingly challenging the pricing of medical procedures or limiting or prohibiting reimbursement for specific services or devices, and we cannot be sure that they will reimburse our customers at levels sufficient to enable us to achieve or maintain sales and price levels for our products. Without adequate support from third-party payors, the market for our products may be limited. There is no uniform policy on reimbursement among third-party payors, nor can we be sure that procedures using our products will qualify for reimbursement from third-party payors. Foreign governments also have their own healthcare reimbursement systems and we cannot be sure that adequate reimbursement will be made available with respect to our products under any foreign reimbursement system.

FLUCTUATIONS IN OUR OPERATING RESULTS, INCLUDING QUARTERLY NET ORDERS, REVENUES, AND GROSS MARGINS, MAY CAUSE OUR STOCK PRICE TO BE VOLATILE, WHICH COULD CAUSE LOSSES FOR OUR STOCKHOLDERS

We have experienced and expect in the future to experience fluctuations in our operating results, including net orders, revenues and gross margins. Many of our products require significant capital expenditures by our customers. Accordingly, individual product orders can be quite large in dollar amounts, which can extend the customer purchasing cycle. We have experienced this with our IGRT products, and expect this to be even greater with our proton therapy products because of the high cost of the equipment and the complexity of project financing. With the current general worldwide economic downturn and contraction in credit markets, the purchasing cycle may extend even further as potential customers more closely scrutinize and prioritize their capital spending budgets, and analyze appropriate financing alternatives. With larger projects, such as the purchase of a proton therapy system, the contraction in credit markets could cause customers to delay or cancel their projects, or request our participation in financing arrangements or payment concessions in their agreements with us, which could negatively impact our cash flows and results of operations. In addition, some of our more sophisticated equipment, such as IGRT and proton therapy products, requires greater site preparation and longer construction cycles, which can delay installation. For proton therapy products, this can delay the customer decision cycles even further. The timing of when individual orders are placed, installation is accomplished and the revenues recognized could have an effect our quarterly results.

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

•	delay in the installation and/or acceptance of a product;

•	a change in a customer’s financial condition or ability to obtain financing; or

•	appropriate regulatory approvals or authorizations.

Our quarterly operating results may also be affected by a number of other factors, including:

•	changes in our or our competitors’ pricing or discount levels;

•	changes or anticipated changes in third-party reimbursement amounts or policies applicable to treatments using our products;

•	revenues becoming affected by seasonal influences;

•	timing of revenue recognition;

•	changes in foreign currency exchange rates;

•	changes in the relative portion of our revenues represented by our various products, including the relative mix between higher margin and lower margin products;

•	changes in the relative portion of our revenues represented by the international regions;

•	timing of the announcement, introduction and delivery of new products or product enhancements by us and by our competitors;

•	fluctuation in our effective tax rates resulting from various factors, which may or may not be known to us in advance;

•	disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services;

•	disruptions in our operations, including our ability to manufacture products, caused by events such as earthquakes, fires, floods, terrorist attacks or the outbreak of epidemic diseases;

•	changes in the general economic conditions or tightening of credit available to our customers in the regions in which we do business;

•	the possibility that unexpected levels of cancellations of orders may affect certain assumptions upon which we base our forecasts and predictions of future performance;

•	the impact of changing levels of sales on sole purchasers of certain of our x-ray products;

•	the unfavorable outcome of any litigation;

•	misleading information in the financial community; and

•

accounting adjustments, such as those relating to accounting reserves for product recalls, reserves for excess and obsolete inventories, share-based compensation expense as required under Statement of Financial Accounting Standards No. 123
(revised 2004), or SFAS 123(R), accounting for income taxes, and adoption of new accounting pronouncements.

Because many of our operating expenses are based on anticipated capacity levels and a high percentage of these expenses are fixed for the short term, a small variation in the timing of revenue recognition can cause significant variations in operating results from quarter to quarter. Our overall gross margin may also be impacted by the gross margin of our particle therapy products, which are presently below the gross margins for our traditional radiotherapy products. If our gross margins fall below the expectation of securities analysts and investors, the trading price of VMS common stock would almost certainly decline.

We report on a quarterly and annual basis our net orders and backlog. It is important to understand that, unlike revenues, net orders and backlog are not governed by the rules of GAAP, and are not within the scope of the audit or reviews conducted by our independent registered public accounting firm; therefore, investors should not interpret our net orders or backlog in such a manner. Also, for the reasons set forth above, our net orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues. Unexpected levels of cancellation of orders or delays in customer purchase decisions or delivery dates will reduce the quarterly net orders and backlog and also affect the level of future revenues. Accordingly, we cannot be sure if or when orders will mature into revenues. Our net orders, backlog, revenues and net earnings in one or more future periods may fall below the expectations of securities analysts and investors. In that event, the trading price of VMS common stock would almost certainly decline.

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

Moreover, entrance into the proton therapy business may subject us to increased risk and potential liability. For example, because proton therapy projects are large in scale and require detailed project planning, failure to deliver on our commitments could result in greater than expected liabilities, as we could be required to indemnify business partners and customers for losses suffered or incurred if we are unable to deliver our products in accordance with the terms of customer contracts. These indemnification provisions could be limited to a percentage of the value of the project; however, due to the high dollar value of proton therapy projects, the liability that we would assume may nevertheless be substantial. Additionally, while the proton therapy market is still developing and proton therapy as a treatment modality is not yet widely utilized, customers are requesting that the systems vendor, as the primary technology provider, provide guarantees for and suffer penalties in relation to the overall construction project. Since the cost of each proton therapy center project may exceed $100 million, the amount of potential liability may be higher than the levels historically assumed by us for our traditional radiation therapy business. Insurance covering these contingencies may be unobtainable. If we cannot reasonably mitigate or eliminate these contingencies, our ability to competitively bid upon proton center projects will be negatively impacted and we may be required to assume material amounts of potential liability, all of which may have adverse consequences to our Varian Particle Therapy business. In addition, we have encountered and may encounter additional challenges in the commercialization of the proton therapy products, which may increase our research and development costs and delay the introduction of our products. This and other unanticipated events could adversely affect our business and make our results of operations unpredictable.

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

As our operations evolve over time, we may introduce new products or new technologies that require us to apply different accounting principles, including those regarding revenue recognition, than we have applied in past periods. For example, if we develop products that contain more software components, we may be required to recognize revenue for the software components together with the hardware components in accordance with software revenue recognition rules, which could delay recognition of some revenue. Additionally, while we recognize revenue for many of our Oncology Systems products in accordance with Staff Accounting Bulletin No. 104 Revenue Recognition and SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Agreements, we recognize revenues for a proton therapy commissioning service contract and for certain highly customized image detection systems in the SIP business, under the percentage-of-completion method or the completed-contract method in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Product Type Contracts, or SOP 81-1, which affects the timing of revenue recognition. We could be required to apply these methods to other businesses in the future. Under the percentage-of-completion method of accounting, sales and gross profit are recognized as work is performed, based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Because the percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning dollar amounts to relevant accounting periods, and because the estimates must be periodically reviewed and appropriately adjusted, if our estimates prove to be inaccurate or circumstances change over time, we would be required to adjust revenues or even record a contract loss in later periods, and our financial results could suffer. Also, revenues related our proton therapy commissioning service contract is recognized under the completed contract method. If a loss is expected on a contract under the percentage-of-completion method and completed contract method, the estimated loss would be charged to cost of sales in the period the loss is identified. The application of different types of accounting principles and related potential adjustments may make it more difficult to compare our financial results from quarter to quarter, and the trading price of VMS common stock could suffer or become more volatile as a result.

THE NATURE OF OUR BUSINESS EXPOSES US TO ENVIRONMENTAL CLAIMS, CLEANUP COSTS, OR EXPENSES, WHICH COULD CAUSE US TO PAY SIGNIFICANT AMOUNTS

We are subject to a variety of environmental laws around the world regulating the handling, storage, transport and disposal of hazardous materials and which impose liability for the cleanup of any contamination from these materials; these laws may create increased costs for some of our operations. Although we follow procedures that we consider appropriate under existing regulations, these procedures can be costly and we cannot completely eliminate the risk of contamination or injury from these hazardous materials; in the event of such an incident, we could be held liable for any damages that result. We do not maintain insurance for cleanup costs or third-party claims resulting from environmental contamination which could occur in the future. We do, however, maintain insurance policies that may provide coverage for cleanup costs or third-party claims resulting from some historical occurrences of environmental contamination although this insurance coverage may be inadequate to cover these costs or claims. We could also be assessed fines or penalties for failure to comply with environmental laws and regulations.

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

We offer longer or extended payment terms for qualified customers in some circumstances. During the second quarter of fiscal year 2009, revenues recognized with longer or extended payment terms amounted to approximately 1% of total Oncology Systems revenues. While we qualify customers to whom we offer longer or extended payment terms, we cannot assure you that the financial positions of these customers will not change adversely over the longer time period given for payment. In such an event, we may experience an increase in payment defaults, which will affect our net earnings. Also, longer or extended payment terms have and may in the future result in an increase in our days sales outstanding.

WE RELY UPON CERTAIN CRITICAL INFORMATION SYSTEMS FOR OUR DAILY BUSINESS OPERATION, AND DISRUPTION OF THESE SYSTEMS COULD NEGATIVELY IMPACT OUR BUSINESS AND FINANCIAL CONDITION.

We depend on our information technology to enable us to operate efficiently, interface with customers, maintain financial accuracy and efficiency, and accurately produce our financial statements. If we do not allocate, and effectively manage, the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach. If our data management systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results.

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

THE EFFECT OF TERRORISM OR AN OUTBREAK OF EPIDEMIC DISEASES MAY NEGATIVELY AFFECT SALES AND HINDER OUR OPERATIONS

Concerns about terrorism, the effects of a terrorist attack or an outbreak of epidemic diseases, such as the swine flu, could have a negative effect on our business operations, those of our suppliers and customers, and the ability to travel, resulting in adverse consequences on our revenues and financial performance.

SINCE OUR STOCKHOLDER RIGHTS PLAN EXPIRED, WE COULD FACE A HIGHER RISK OF A TAKEOVER

Our stockholder rights plan expired in December 2008. We may not be able to implement a similar stockholder rights plan, which could put us at risk for a take-over, distract our management and adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to the shares of common stock repurchased by us during the second quarter of fiscal year 2009.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 3, 2009 - January 30, 2009	—		$—	—	8,000,000
January 31, 2009 - February 27, 2009	67,904	(2)	$36.25	—	8,000,000
February 28, 2009 - April 3, 2009	—		$—	—	8,000,000

Total	67,904		$—	—

(1)	On July 24, 2007, VMS’s Board of Directors approved the repurchase up to 12,000,000 shares of VMS common stock during the period beginning on July 30, 2007 through December 31, 2008. During the first quarter of fiscal year 2009, the July 24, 2007 authorization expired with 4,342,000 shares unpurchased. On November 17, 2008, our Board of Directors approved the repurchase of 8,000,000 shares of VMS common stock over a period beginning on January 1, 2009 through December 31, 2009.

(2)	Consisted of 67,904 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding requirements for vested restricted common stock granted under the Company’s employee stock plans.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on February 12, 2009 (the “Stockholders’ Meeting”), the stockholders of Varian Medical Systems, Inc. voted on the following four proposals and cast their votes as follows:

Proposal One:

To elect the following individuals to serve as directors for three-year terms ending with the 2012 Annual Meeting of Stockholders:

	For	Withheld	Broker Non-Votes(1)
Timothy E. Guertin	107,631,007.332	2,144,323	N/A
David W. Martin, Jr., MD	105,443,723.332	4,331,607	N/A
Ruediger Naumann-Etieene	108,434,878.332	1,320,902	N/A

To elect the following individual to serve a as director for a term ending with the 2011 Annual Meeting of Stockholders:

	For	Withheld	Broker Non-Votes(1)
Venkatraman Thyagarajan	108,454,428.332	1,320,902	N/A

Directors Richard M. Levy, Susan L. Bostrom, John Seely Brown, R. Andrew Eckert, Mark R. Laret, and Kent J. Thiry continued in office following the Stockholders’ Meeting. Kent J. Thiry resigned from VMS’s Board of Directors effective February 16, 2009.

Proposal Two:

To approve an amendment to the Second Amended and Restated Varian Medical Systems, Inc. 2005 Omnibus Stock Plan to increase the number of shares available for award.

For	Against	Abstain	Broker Non-Votes
77,696,374.332	18,189,314	387,856	13,501,786

Proposal Three:

To approve the Varian Medical Systems, Inc. Management Incentive Plan.

For	Against	Abstain	Broker Non-Votes
91,514,147.332	4,340,256	419,141	13,501,786

Proposal Four:

To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2009.

For	Against	Abstain	Broker Non-Votes(1)
106,625,872.332	3,023,215	126,243	N/A

(1)	Pursuant to the rules of the New York Stock Exchange, this proposal constituted a routine matter. Therefore, brokers were permitted to vote without receipt of instructions from beneficial owners.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

10.1†	Form of Registrant’s Non-Employee Director NonQualified Stock Option Agreement (for use outside the United States) Under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on February 18, 2009, File No. 1-7598).

10.2†	Form of Registrant’s Non-Employee Director Deferred Stock Unit Agreement (for use outside the United States) Under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.2 of the registrant’s Current Report on Form 8-K filed on February 18, 2009, File No. 1-7598).

10.3†	Form of Registrant’s Restricted Stock Agreement Under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan.

10.4	Amendment No. 3 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan.

10.5†	Registrant’s Management Incentive Plan.

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: May 12, 2009	By:	/s/ ELISHA W. FINNEY
Elisha W. Finney
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1†	Form of Registrant’s Non-Employee Director NonQualified Stock Option Agreement (for use outside the United States) Under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on February 18, 2009, File No. 1-7598).

10.2†	Form of Registrant’s Non-Employee Director Deferred Stock Unit Agreement (for use outside the United States) Under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.2 of the registrant’s Current Report on Form 8-K filed on February 18, 2009, File No. 1-7598).

10.3†	Form of Registrant’s Restricted Stock Agreement Under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan.

10.4	Amendment No. 3 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan.

10.5†	Registrant’s Management Incentive Plan.

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory arrangement.