Form 10-Q
period 2009-07-03
VARIAN MEDICAL SYSTEMS INC
filed 2009-08-11
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2009

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 125,530,482 shares of common stock, par value $1 per share, outstanding as of July 31, 2009.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended July 3, 2009

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Revenues:
Product	$396,888	$410,065	$1,248,349	$1,203,182
Service contracts and other	112,983	97,352	323,782	273,850

Total revenues	509,871	507,417	1,572,131	1,477,032

Cost of revenues:
Product	228,249	223,686	717,663	697,609
Service contracts and other	65,382	71,397	178,880	164,422

Total cost of revenues	293,631	295,083	896,543	862,031

Gross margin	216,240	212,334	675,588	615,001

Operating expenses:
Research and development	35,325	35,650	109,282	96,473
Selling, general and administrative	78,427	84,546	242,843	234,705

Total operating expenses	113,752	120,196	352,125	331,178

Operating earnings	102,488	92,138	323,463	283,823
Interest income	687	2,602	3,826	8,150
Interest expense	(920)	(1,304)	(3,067)	(3,774)

Earnings from continuing operations before taxes	102,255	93,436	324,222	288,199
Taxes on earnings	16,904	16,380	89,934	80,016

Earnings from continuing operations	85,351	77,056	234,288	208,183
Loss from discontinued operations, net of taxes	—	(2,876)	(12,327)	(7,161)

Net earnings	$85,351	$74,180	$221,961	$201,022

Net earnings (loss) per share - Basic
Continuing operations	$0.69	$0.62	$1.89	$1.67
Discontinued operations	$—	$(0.02)	$(0.10)	$(0.06)

Net earnings per share	$0.69	$0.60	$1.79	$1.61

Net earnings (loss) per share - Diluted
Continuing operations	$0.68	$0.61	$1.88	$1.63
Discontinued operations	$—	$(0.03)	$(0.10)	$(0.05)

Net earnings per share	$0.68	$0.58	$1.78	$1.58

Weighted average shares used in the calculation of:
Net earnings per share - Basic	124,237	124,617	123,961	124,850

Net earnings per share - Diluted	124,991	127,065	124,898	127,629

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	July 3, 2009	September 26, 2008 (1)
Assets

Current assets:
Cash and cash equivalents	$471,721	$397,306
Restricted cash	2,629	—
Accounts receivable, net of allowance for doubtful accounts of $4,559 at July 3, 2009 and $3,110 at September 26, 2008	469,523	486,310
Inventories	358,151	282,980
Prepaid expenses and other current assets	60,544	78,018
Deferred tax assets	130,941	130,988
Current assets of discontinued operations	—	18,799

Total current assets	1,493,509	1,394,401

Property, plant and equipment, net	260,297	218,183
Goodwill	207,687	209,146
Other assets	166,077	150,694
Long-term assets of discontinued operations	—	3,088

Total assets	$2,127,570	$1,975,512

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$88,259	$105,281
Accrued expenses	239,775	252,915
Product warranty	46,779	51,141
Deferred revenues	124,219	141,368
Advance payments from customers	249,450	201,783
Current maturities of long-term debt	9,001	7,987
Current liabilities of discontinued operations	—	21,202

Total current liabilities	757,483	781,677
Long-term debt	23,459	32,399
Other long-term liabilities	117,561	134,251

Total liabilities	898,503	948,327

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 125,530 and 125,590 shares issued and outstanding at July 3, 2009 and at September 26, 2008, respectively	125,530	125,590
Capital in excess of par value	501,588	468,384
Retained earnings	620,743	451,439
Accumulated other comprehensive loss	(18,794)	(18,228)

Total stockholders’ equity	1,229,067	1,027,185

Total liabilities and stockholders’ equity	$2,127,570	$1,975,512

(1)	The condensed consolidated balance sheet as of September 26, 2008 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In thousands)	July 3, 2009	June 27, 2008
Cash flows from operating activities:
Net earnings	$221,961	$201,022
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	32,158	30,154
Tax benefits from exercises of share-based payment awards	5,836	26,851
Excess tax benefits from share-based compensation	(7,375)	(24,273)
Depreciation	30,042	23,490
Amortization of intangible assets	2,651	3,463
Deferred taxes	(4,415)	(2,910)
Provision for doubtful accounts receivable	1,658	485
Net change in fair value of derivatives and underlying commitments	1,765	5,035
(Income) loss on equity investment in affiliate	2,298	(293)
Loss on sale of Research Instruments	8,062	—
Other	(2,449)	(2,108)
Changes in assets and liabilities:
Restricted Cash	(2,629)	—
Accounts receivable	9,202	90,677
Inventories	(75,591)	(66,448)
Prepaid expenses and other current assets	(11,109)	(33,853)
Accounts payable	(19,627)	3,611
Accrued expenses	(3,740)	(23,580)
Deferred revenues	(17,188)	36,290
Product warranty	(4,807)	1,118
Advance payments from customers	45,054	25,202
Other long-term liabilities	(23,224)	(3,745)

Net cash provided by operating activities	188,533	290,188

Cash flows from investing activities:
Purchases of property, plant and equipment	(47,931)	(59,331)
Acquisition of business, net of cash acquired	(2,550)	(1,291)
(Increase) decrease in cash surrender value of life insurance	(2,386)	2,500
Note receivable from affiliate and other, net	(5,988)	(807)
Other, net	(4,171)	(349)

Net cash used in investing activities	(63,026)	(59,278)

Cash flows from financing activities:
Repurchases of common stock	(71,541)	(176,438)
Proceeds from issuance of common stock to employees	16,897	63,065
Excess tax benefits from share-based compensation	7,375	24,273
Employees’ taxes withheld and paid for restricted stock	(2,767)	(345)
Repayments of bank borrowings	(7,926)	(8,913)
Net borrowings under line of credit agreements	—	25,895
Other	(192)	(92)

Net cash used in financing activities	(58,154)	(72,555)

Effects of exchange rate changes on cash and cash equivalents	7,062	(15,917)

Net increase in cash and cash equivalents	74,415	142,438

Cash and cash equivalents at beginning of period	397,306	263,246

Cash and cash equivalents at end of period	$471,721	$405,684

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

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2009 is the 53-week period ending October 2, 2009, and fiscal year 2008 was the 52-week period that ended on September 26, 2008. The fiscal quarter ended July 3, 2009 and the fiscal quarter ended June 27, 2008 were 13-week periods.

Principles of Consolidation

The consolidated financial statements include those of VMS and its subsidiaries. Intercompany balances, transactions, and stock holdings have been eliminated in consolidation.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 26, 2008 (the “2008 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of July 3, 2009 and September 26, 2008, results of operations for the three and nine months ended July 3, 2009 and June 27, 2008, and cash flows for the nine months ended July 3, 2009 and June 27, 2008. The Company has evaluated subsequent events through August 11, 2009, the date the Company filed its Quarterly Report on Form 10-Q for the quarter ended July 3, 2009. The results of operations for the three and nine months ended July 3, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, net of allowance for doubtful accounts, accounts payable and short-term borrowings, approximate fair value due to their short maturities. The fair value of the Company’s long-term debt was estimated to be $33.9 million at July 3, 2009 and $42.2 million at September 26, 2008. The fair value of long-term debt was estimated based on the then-current rates available to the Company for debt of similar terms and remaining maturities. The Company determined the estimated fair

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Revenue Recognition

The Company’s revenues are derived primarily from the sale of hardware and software products, and related services and contracts from the Company’s Oncology Systems, X-ray Products and Security and Inspection Products (“SIP”) businesses. The Company recognizes its revenues net of any value added or sales tax and net of sales discounts.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Bulletin (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1”). FSP 107-1 amends FASB No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The adoption of FSP 107-1 in the third quarter of fiscal year 2009 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies SFAS 141(R) on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The provisions of SFAS 141(R) and FSP No. 141(R)-1 will be effective for the Company in the first quarter of fiscal year 2010. The impact of the adoption of SFAS 141(R) and FSP No. 141(R)-1 will depend on the nature and extent of business combinations occurring on or after the beginning of fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The provisions of SFAS 160 will be effective for the Company in the first quarter of fiscal year 2010. The Company does not expect that the adoption of SFAS 160 will have a material impact on its consolidated financial position, results of operations and cash flows.

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The provisions of EITF 08-6 will be effective for the Company in the first quarter of fiscal year 2010, with early adoption prohibited. The Company is currently assessing the potential impact, if any, EITF 08-6 may have on its consolidated financial position, results of operations and cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1, which amends SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan and requires employers to disclose information about fair value measurements of plan assets similar to the disclosure about fair value measurements requirement under SFAS No. 157, Fair Value Measurements (“SFAS 157”). The provisions of FSP No. 132(R)-1 will be effective for the Company as of the end of fiscal year 2010.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of SFAS 165 in the third quarter of fiscal year 2009 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance for variable-interest entities under FASB Interpretations No. 46(R), Consolidation of Variable Interest Entities: an interpretation of ARB No. 51, to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

significantly impact the entity’s economic performance. The provisions of SFAS 167 will be effective for the Company in the first quarter of fiscal year 2011. The Company is currently assessing the potential impact, if any, SFAS 167 may have on its consolidated financial position, results of operations and cash flows.

On July 1, 2009, the FASB released the authoritative version of its new Accounting Standards Codification (the “Codification”) as the single authoritative source for GAAP. The Codification replaces all previous GAAP accounting standards as described in SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. The provisions of SFAS 168 will be effective for the Company in the fourth quarter of fiscal year 2009. The adoption of the Codification will not have an effect on the Company’s consolidated financial position, results of operations and cash flows. However, because the Codification completely replaces existing standards, it will affect the way GAAP is referenced by the Company in its consolidated financial statements.

Reclassifications

Certain financial statement items have been reclassified to conform to the current fiscal year’s format. As discussed in Note 16, “Discontinued Operations,” the Company has classified the assets and liabilities of the scientific research instruments business (“Research Instruments”) of ACCEL Instruments GmbH (“ACCEL,” which has since changed its name to Varian Medical Systems Particle Therapy GmbH) as discontinued operations in the Condensed Consolidated Balance Sheets and presented its operating results as a discontinued operation in the Condensed Consolidated Statements of Earnings for all periods presented. Because amounts related to Research Instruments in the Condensed Consolidated Statements of Cash Flows were not material for any period presented, the Company has not segregated them from continuing operations. Unless noted otherwise, discussion in these notes pertains to the Company’s continuing operations. These reclassifications had no impact on previously reported total net earnings.

2. BALANCE SHEET COMPONENTS:

The components of inventories are as follows:

(In millions)	July 3, 2009	September 26, 2008
Raw materials and parts	$203.8	$156.8
Work-in-progress	49.2	36.6
Finished goods	105.2	89.6

Total inventories	$358.2	$283.0

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

(In millions)	July 3, 2009	September 26, 2008
Property, plant and equipment:

Land, land leaseholds and land improvements	$42.5	$11.4
Buildings and leasedhold improvements	182.4	167.6

Machinery and equipment(1)	275.6	226.3
Construction in progress	18.8	46.5
Assets subject to lease	0.8	0.8

	520.1	452.6
Accumulated depreciation and amortization	(259.8)	(234.4)

Property, plant and equipment, net	$260.3	$218.2

(1)	The balance at July 3, 2009 includes capitalized costs associated with the implementation of the Company’s enterprise resource planning system (“ERP”), which was placed in service in the second quarter of fiscal year 2009 and was previously disclosed in construction in progress.

The components of other long-term liabilities are as follows:

(In millions)	July 3, 2009	September 26, 2008
Long-term income taxes payable	$65.6	$89.5
Other	52.0	44.8

Total other long-term liabilities	$117.6	$134.3

The “Other” category of other long-term liabilities primarily consisted of accruals for environmental costs, accrued pension and post-retirement benefits, deferred income tax liabilities and deferred rental income as of July 3, 2009. As of September 26, 2008, the “Other” category of other long-term liabilities primarily consisted of accruals for environmental costs, accrued pension and post-retirement benefits and deferred income tax liabilities.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The Company’s financial assets and liabilities are valued using Level 1 and Level 2 inputs. Level 1 instrument valuations are obtained from quotes for transactions in active exchange markets involving identical assets. Level 2 instruments include valuations obtained from quoted prices for identical assets in markets that are not active. In addition, the Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. The Company’s derivative instruments are short-term in nature, typically one month to twelve months in duration. As of July 3, 2009, the Company did not have any financial assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 instruments).

The Company’s adoption of SFAS 157 did not have a material impact on its consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. FSP No. FAS 157-2 delayed the effective date of SFAS 157 for all nonfinancial assets and liabilities until the first quarter of fiscal year 2010, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

Effective September 27, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which provides entities the option to measure many financial instruments and certain other items at fair value. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets as of July 3, 2009 that are measured at fair value on a recurring basis. There were no financial liabilities that were measured at fair value as of July 3, 2009.

	Fair Value Measurement Using
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets:
Money market funds	$22.0	$—	$—	$22.0
Derivative assets	—	0.3	—	0.3

Total assets measured at fair value	$22.0	$0.3	$—	$22.3

	Fair Value Measurement Using
Line Item in Condensed Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets:
Cash and cash equivalents	$21.0	$—	$—	$21.0
Prepaid expenses		0.3	—	0.3
Other assets	1.0	—	—	1.0

Total assets measured at fair value	$22.0	$0.3	$—	$22.3

4. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” in the Condensed Consolidated Balance Sheets as follows:

(In millions)	July 3, 2009	September 26, 2008
Intangible Assets:
Acquired existing technology	$20.7	$19.7
Patents, licenses and other	14.7	14.5
Customer contracts and supplier relationships	10.4	10.5
Accumulated amortization	(36.2)	(33.6)

Net carrying amount	$9.6	$11.1

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Amortization expense for intangible assets required to be amortized under SFAS No.142, Goodwill and Other Intangible Assets (“SFAS 142”), was $0.9 million and $1.0 million for the three months ended July 3, 2009 and June 27, 2008, respectively, and $2.7 million and $3.3 million for the nine months ended July 3, 2009 and June 27, 2008, respectively. The Company estimates amortization expense on a straight-line basis for the remaining three months of fiscal year 2009, fiscal years 2010 through 2013 and thereafter, to be as follows (in millions): $0.9, $3.2, $2.4, $1.6, $1.2 and $0.3, respectively.

The following table reflects the allocation of goodwill:

(In millions)	July 3, 2009	September 26, 2008
Oncology Systems	$126.7	$125.4
X-ray Products	2.7	2.7
Other	78.3	81.0

Total	$207.7	$209.1

The change in goodwill balance in the “Other” category reflects the impact of foreign currency translation adjustments and the sale of Research Instruments. The increase in goodwill balance in Oncology Systems was due to an acquisition.

5. RELATED PARTY TRANSACTIONS

In fiscal years 1999 and 2000, VMS invested a total of $5 million in a three member consortium for a 20% ownership interest in dpiX Holding LLC (“dpiX Holding”), which in turn invested $25 million for an 80.1% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin-film transistor arrays (“flat panels”) for the Company’s X-ray Products’ digital image detectors and for its Oncology Systems’ On-Board Imager®, or OBI, and PortalVisionTM imaging products. VMS had the right to appoint one manager of the five person board of managers. In accordance with the dpiX Holding agreement, net losses were to be allocated to the three members, in succession, until their capital accounts equaled zero, then to the three members in accordance with their ownership interests. The dpiX Holding agreement also provided that net profits were to be allocated to the three members, in succession, until their capital accounts equaled the net losses previously allocated, then to the three members in accordance with their ownership interests.

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

The investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded a loss on the equity investment in dpiX Holding of $2.3 million in the three months ended July 3, 2009 and income of $1 million in the three months ended June 27, 2008. VMS recorded a loss on the equity investment in dpiX Holding of $2.3 million in the nine months ended July 3, 2009 and income of $0.3 million in the nine months ended June 27, 2008. Income and loss on the equity investment in dpiX Holding are included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings.

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

In December 2004, VMS agreed to loan $2 million to dpiX in four separate installments, with the loan bearing interest at prime plus 1% per annum. The principal balance is due and payable to VMS in twelve equal quarterly installments that began in October 2006; interest is payable in full according to a quarterly schedule, which began in April 2005; and the entire

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

principal balance, together with accrued and unpaid interest thereon and all other related amounts payable thereunder, was due and payable on July 10, 2009. The note receivable from dpiX of $0.2 million and $0.7 million at July 3, 2009 and September 26, 2008, respectively, was included in “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets.

In February 2008, VMS agreed to loan an additional $1.6 million to dpiX, with the loan bearing interest at prime plus 1% per annum. The principal balance is due and payable to VMS in twelve equal quarterly installments beginning in January 2010; interest is payable in full according to a quarterly schedule which began in April 2008; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable thereunder, is due and payable on October 10, 2012. The additional note receivable from dpiX of $1.6 million at both July 3, 2009 and September 26, 2008 was primarily included in “Other assets” in the Condensed Consolidated Balance Sheets.

In February 2009, VMS agreed to loan a further $14 million to dpiX in four separate installments over a period through October 2009. The loan bears interest at prime plus 1% per annum. The principal balance is due and payable to VMS in four installments beginning in December 2011; interest is payable in full according to a quarterly schedule which began in April 2009; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable thereunder, is due and payable on September 10, 2012. As of July 3, 2009, VMS had loaned $6.8 million to dpiX under this loan agreement, which was included in “Other assets” in the Condensed Consolidated Balance Sheet as of that date.

In March 2006, VMS and the other member of dpiX Holding agreed to invest an aggregate $92 million in dpiX Holding, with each member’s contribution based on its percentage ownership interest in dpiX Holding, for dpiX to acquire and construct a manufacturing facility in Colorado to increase its production capacity. As of July 3, 2009 and September 26, 2008, VMS’s contribution of $36.8 million to dpiX Holding for the Colorado manufacturing facility was included in “Other assets” in the Condensed Consolidated Balance Sheets.

During the three months ended July 3, 2009 and June 27, 2008, the Company purchased glass transistor arrays from dpiX totaling approximately $7.3 million and $7.0 million, respectively. Glass transistor arrays purchased from dpiX totaled $21.5 million for the nine months ended July 3, 2009 and $18.6 million for the nine months ended June 27, 2008. These purchases of flat panels are included as a component of “Inventory” in the Condensed Consolidated Balance Sheets and “Cost of revenues - product” in the Condensed Consolidated Statements of Earnings for these periods.

6. PRODUCT WARRANTY

The following table reflects the changes in the Company’s accrued product warranty during the nine months ended July 3, 2009 and June 27, 2008:

	Nine Months Ended
(In millions)	July 3, 2009	June 27, 2008
Accrued product warranty, at beginning of period	$51.1	$51.3
Charged to cost of revenues	38.3	36.7
Actual product warranty expenditures	(42.6)	(35.6)

Accrued product warranty, at end of period	$46.8	$52.4

7. CREDIT FACILITY

In July 2007, VMS entered into a credit agreement with Bank of America, N.A. (“BofA”) providing for an unsecured revolving credit facility that enabled the Company to borrow and have outstanding at any given time a maximum of $100 million (the “BofA Credit Facility”). On November 10, 2008, VMS amended and restated the BofA Credit Facility (the “Amended BofA Credit Facility”) to increase the line of credit to $150 million and collateralize a portion of the credit facility with a pledge of stock of certain of the VMS’s present and future subsidiaries that are deemed to be material subsidiaries under the terms of the Amended BofA Credit Facility. As of July 3, 2009, VMS has pledged to BofA 65% of the voting shares that it holds in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary. The Amended BofA Credit

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Facility may be used for working capital, capital expenditures, permitted acquisitions and other lawful corporate purposes. The Amended BofA Credit Facility will expire, if not extended by mutual agreement of VMS and BofA, on November 10, 2011. Borrowings under the Amended BofA Credit Facility accrue interest either (i) based on the London Inter Bank Offered Rate (“LIBOR”) plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes, depreciation and amortization (“EBITDA”), or (ii) based upon a base rate of either the federal funds rate plus 0.5% or BofA’s announced prime rate, whichever is greater, minus a margin of 0.5% to 0% based on a leverage ratio involving funded indebtedness and EBITDA, depending upon the Company’s instructions to BofA. The Company may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate are adjustable daily.

There were no outstanding balances under the BofA Credit Facility as of September 26, 2008 and July 3, 2009. The Amended BofA Credit Facility also provided $25 million to support letters of credit issued on behalf of the Company, of which none were outstanding as of July 3, 2009.

The Amended BofA Credit Facility contains customary affirmative and negative covenants for facilities of this type. The Company has also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets. As of July 3, 2009, the Company was in compliance with all covenants. See Note 17, “Subsequent Event” for more information.

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

The fair values of derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet at July 3, 2009 were as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	July 3, 2009	Balance Sheet Location	July 3, 2009
(In millions)		Fair Value		Fair Value
Derivative designated as hedging instruments under SFAS 133:
Foreign exchange forward contracts	Prepaid Expenses	$0.3	Accrued liabilities	$—

Total derivatives		$0.3		$—

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Cash Flow Hedging Activities

The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a program of risk management that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the local currency of the customer’s country, and typically hedges certain of these larger foreign currency transactions when they are not in the subsidiaries’ functional currency. These foreign currency sales transactions are hedged using forward exchange contracts. The Company may use other derivative instruments in the future. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts range from one to twelve months in maturity. As of July 3, 2009, the Company did not have any forward exchange contracts with an original maturity greater than twelve months.

The hedges of foreign currency denominated forecasted revenues are accounted for in accordance with SFAS 133, pursuant to which the Company has designated its hedges of forecasted foreign currency revenues as cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges under SFAS 133, the Company formally documents for each derivative contract at the hedge’s inception the relationship between the hedging instrument (forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, as well as its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instrument in “Accumulated other comprehensive income (loss)” and reclassifies these amounts into “Revenues” in the period during which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any ineffective portion of the hedge in “Revenues,” and amounts not included in the assessment of effectiveness in “Cost of revenues” in the Condensed Consolidated Statements of Earnings. During the three and nine months ended July 3, 2009, there were no material gains or losses due to hedge ineffectiveness of cash flow hedges and the Company did not discontinue any cash flow hedges that had a material impact on the Company’s results of operations. At the inception of the hedge, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of July 3, 2009, all forecasted cash flows are still probable to occur. The Company did not have any cash flow hedges in the three and nine months ended June 27, 2008. As of July 3, 2009, net unrealized gain on derivative instruments of $0.5 million, before tax, is included in “Accumulated other comprehensive income (loss),” and is expected to be reclassified to net earnings over the next twelve months.

As of July 3, 2009, the Company had the following outstanding foreign exchange forward contracts that were entered into to hedge forecasted revenues:

(In millions)	Notional Value Sold
Euro	$14.3

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table presents the amounts, before tax, recognized in accumulated other comprehensive income (loss) and in the Condensed Consolidated Statements of Earnings that are related to the effective portion of the foreign exchange forward contracts designated as cash flow hedges:

	Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Earnings (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Net Earnings (Effective Portion)
(in millions)	Three Months Ended July 3, 2009	Nine Months Ended July 3, 2009		Three Months Ended July 3, 2009	Nine Months Ended July 3, 2009
Foreign exchange contracts	$(1.3)	$7.1	Revenues	$2.4	$5.8

The following table presents the amounts recognized in the Condensed Consolidated Statements of Earnings that are related to (i) the ineffective portion of the cash flow hedges and (ii) the amount excluded from effectiveness testing of the cash flow hedges:

(in millions)	Location of gain (loss) recognized	Three Months Ended July 3, 2009	Nine Months Ended July 3, 2009
Ineffective portion of cash flow hedges - Gain (Loss)	Revenues	$—	$—

Amount excluded from assessment of effectiveness of cash flow hedges - Gain (Loss)	Cost of Revenues	$—	$(0.1)

Fair Value Hedging Activities

The Company has in the past used forward exchange contracts that were designated and qualified as fair value hedges under SFAS 133 for hedging certain of its foreign currency sales orders. During each of the three and nine months ended July 3, 2009 and June 27, 2008, there were no material gains or losses due to hedge ineffectiveness of fair value hedges and there were no material gains or losses recognized when hedged firm commitments no longer qualified as fair value hedges. At July 3, 2009, the Company had no outstanding foreign exchange forward contracts designated as fair value hedges.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

As of July 3, 2009, the Company had the following outstanding foreign exchange forward contracts that were entered into to hedge balance sheet exposures from its various foreign subsidiaries and business units:

(In millions)	Notional Value Sold	Notional Value Purchased
Australian dollar	$9.5	$—
British pound	—	10.2
Canadian dollar	—	4.1
Danish krone	4.2	—
Euro	146.1	1.5
Indian rupee	2.4	—
Japanese yen	39.0	—
Swedish krona	0.6	1.9
Swiss franc	—	33.8

Totals	$201.8	$51.5

The following table presents the gains (losses) recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward exchange contracts that do not qualify for hedge accounting treatment under SFAS 133.

Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Net Earnings on Derivative
(In millions)	Three Months Ended July 3, 2009	Nine Months Ended July 3, 2009
Selling, general and administrative expenses	$(6.7)	$7.7

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the remeasurement of monetary assets and liabilities denominated in certain currencies other than the U.S. dollar functional currency.

Contingent Features

Certain of the Company’s derivative instruments are subject to a master netting agreement which contains provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. The counterparty’s right of set-off is not limited to the derivative instruments and applies to other rights held by the counterparty. Pursuant to the master netting agreement, an event of default includes the Company’s failure to pay the counterparty under the derivative instruments, voluntary or involuntary bankruptcy, the Company’s failure to repay an aggregate of $25 million or more in debts, and deterioration of creditworthiness of the surviving entity when the Company merges or transfers its assets or liabilities to another entity. As of July 3, 2009, the Company did not have any outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

9. COMMITMENTS AND CONTINGENCIES

Commitments

In October 2008, VMS consummated an agreement with Varian, Inc. (“VI”), under which VI will surrender its sublease of a building containing approximately 210,000 square feet of floor space and the related leasehold interest for the land. The term of this sublease expires in the year 2056. This building, which is located adjacent to the Company’s corporate headquarters in Palo Alto, California, will support the growth of the Company’s operations and its longer term objective of co-locating certain of its operations. Pursuant to this agreement, VI agreed to surrender the space in the building to the Company over the period which began in October 2008 and which ends in June 2010 and the Company agreed to pay VI an aggregate of $21 million in cash and assume the obligations of sublessor under a below-market rate sublease to a third party for a portion of the building. As of July 3, 2009, $5 million had been paid to VI pursuant to this agreement and the remaining $16 million will be payable in June 2010. The amount payable to VI is included in “Accrued expenses” in the Condensed Consolidated Balance Sheet.

Environmental Remediation Liabilities

The U.S. Environmental Protection Agency (“EPA”) or third parties have named the Company as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at nine sites where the Company, as Varian Associates, Inc., was alleged to have shipped manufacturing waste for recycling or disposal and, as a PRP, the Company may have an obligation to reimburse the EPA or other third parties for cleanup costs at these sites. In addition, the Company is overseeing environmental cleanup projects and, as applicable, reimbursing third parties for cleanup activities under the direction of, or in consultation with, federal, state and/or local agencies at certain current VMS or former Varian Associates, Inc. facilities. Under the terms of the agreement governing the Spin-offs of VI and Varian Semiconductor Equipment Associates, Inc. (“VSEA”), by the Company in 1999, VI and VSEA are each obligated to indemnify the Company for one-third of these environmental cleanup costs (after adjusting for any insurance proceeds realized or tax benefits recognized by the Company). The Company spent $0.2 million and $0.1 million (net of amounts borne by VI and VSEA) during the three months ended July 3, 2009 and June 27, 2008, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs. The Company spent $0.7 million and $0.7 million (net of amounts borne by VI and VSEA) during the nine months ended July 3, 2009 and June 27, 2008, respectively, on such costs.

Various uncertainties make it difficult to estimate, or determine the likelihood within a range of estimates of, the project management costs, legal costs and costs of certain third-party claims at all of the sites and facilities. In addition, for the nine sites and one of the facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future cost of such activities. As of July 3, 2009, the Company nonetheless estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs for these ten locations, as well as project management costs, legal costs and the costs of certain third party-claims for all locations ranged in the aggregate from $3.1 million to $7.4 million. Management believes that no amount in the range of estimated future costs is more probable of being incurred than any other amount in the range and therefore accrued $3.1 million for these cleanup projects as of July 3, 2009. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

As to all other facilities, the Company has gained sufficient knowledge to better estimate the scope and costs of future cleanup activities based upon formal agreements with other parties defining the Company’s future liabilities or formal cleanup plans that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the facility. As of July 3, 2009, the Company estimated that the Company’s future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in the aggregate from $7.5 million to $36.4 million. The time frames over which these cleanup project costs are estimated vary, ranging from 1 year to 30 years as of July 3, 2009. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $15.9 million at July 3, 2009. The Company accordingly accrued $11.4 million, which represents its best estimate of the future costs of $15.9 million discounted at 4%, net of inflation. This accrual is in addition to the $3.1 million described in the preceding paragraph.

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

The Company evaluates its liability for environmental-related investigation and cleanup costs in light of the liability and financial strength of potentially responsible parties and insurance companies with respect to which the Company believes that it has rights to contribution, indemnity and/or reimbursement (in addition to the obligations of VI and VSEA). Claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurance company agreed to pay a portion of the Company’s past and future environmental-related expenditures. Accordingly, the Company had receivables of $2.9 million at both July 3, 2009 and September 26, 2008, which were included in “Other assets” in the Condensed Consolidated Balance Sheets. The Company believes that the current receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has in the past paid the claims that the Company has made.

Acquisition-Related Commitments/Obligations

When the Company acquired ACCEL in January 2007, ACCEL was involved in a contract-related lawsuit. Subsequent to the acquisition, the Company settled this lawsuit and agreed to perform certain services under a new contract for a fixed price. From January to September 2007, the Company gathered information related to the expected cost of satisfying its contractual commitments and completed its assessment as of September 28, 2007. As a result, the final purchase price allocation of ACCEL included a loss accrual related to this contingency of €28.3 million. In the third quarter of fiscal year 2009, the Company increased the cost estimate to complete its contractual commitments by €4.9 million, which was recorded in the Condensed Consolidated Statement of Earnings. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Condensed Consolidated Statement of Earnings in the periods these variances arise. As of July 3, 2009, the balance of the loss accrual related to this contingency was €9.0 million. The Company is currently engaged in arbitration to resolve a dispute under the new contract.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

10. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Defined Benefit Plans
Service cost	$498	$463	$1,492	$1,407
Interest cost	1,225	1,337	3,610	3,955
Settlement gain	(448)	—	(448)	(587)
Expected return on plan assets	(1,283)	(1,563)	(3,767)	(4,636)
Amortization of prior service cost	37	40	111	114
Recognized actuarial loss	272	128	809	385

Net pension benefit cost	$301	$405	$1,807	$638

Post-Retirement Benefit Plans
Interest cost	$91	$91	$273	$274
Amortization of transition amount	123	123	369	370
Amortization of prior service cost	1	1	3	3
Recognized actuarial (gain) loss	(8)	4	(24)	12

Net pension benefit cost	$207	$219	$621	$659

The Company made contributions to the defined benefit plans of $3.7 million during the nine months ended July 3, 2009. The Company currently expects total contributions to the defined benefit plans for fiscal year 2009 will be approximately $4.9 million. The Company made contributions to the post-retirement benefit plans of $0.4 million during the nine months ended July 3, 2009. The Company currently expects total contributions to the post-retirement benefit plans for fiscal year 2009 will be approximately $0.6 million.

Because amounts related to retirement plans of Research Instruments, which is classified as a discontinued operation, were not material for any period presented, the Company has not segregated them from continuing operations in this note. See Note 16, “Discontinued Operations.”

11. INCOME TAXES

The Company’s effective tax rate was 16.5% for the three months ended July 3, 2009, compared to 17.5% in the same period of fiscal year 2008. For the nine months ended July 3, 2009, the Company’s effective tax rate was 27.7%, compared to 27.8% in the same period of fiscal year 2008. The decrease in the Company’s effective tax rate for the three-month and nine-month periods ended July 3, 2009 from the year ago periods was primarily due to a net benefit from discrete items, primarily the release of certain liabilities for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), including the expiration of the statutes of limitation in various jurisdictions and the favorable resolution of several income tax audits.

The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes.

The Company adopted the provisions of FIN 48 effective as of the beginning of fiscal year 2008. The total amount of unrecognized tax benefits decreased by a significant amount during the nine-month period ended July 3, 2009, primarily as a result of the expiration of the statutes of limitation and audit settlements in various jurisdictions. However, the amount of unrecognized tax benefits has also increased as a result of positions taken during the current and prior years. It is reasonably possible that the Company’s unrecognized tax benefits will decrease within the next 12 months. Unrecognized tax benefits of approximately $15.2 million related to the tax treatment of certain timing differences may be reduced if the Internal Revenue Service consents to a tax accounting method change that the Company has requested.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

12. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On July 24, 2007, VMS’s Board of Directors approved the repurchase up to 12,000,000 shares of VMS common stock during the period beginning on July 30, 2007 through December 31, 2008. During the nine months ended July 3, 2009, the Company paid $71.5 million to repurchase 1,548,000 shares of VMS common stock, all of which were repurchased during the first quarter of fiscal year 2009. All shares that have been repurchased have been retired. The authorization expired at the end of the first quarter, with 4,342,000 shares available for repurchase. On November 17, 2008, VMS’s Board of Directors authorized the repurchase of an additional 8,000,000 shares of VMS common stock from January 1, 2009 through December 31, 2009. As of July 3, 2009, no repurchase had yet been made under the November 17, 2008 authorization.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Comprehensive Earnings

The components of comprehensive earnings are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Net earnings	$85,351	$74,180	$221,961	$201,022

Other comprehensive income, net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of transition obligation included in net periodic benefit cost	76	75	227	225
Amortization of prior service cost included in net periodic benefit cost	33	36	99	103
Amortization of net actuarial loss included in net periodic benefit cost	192	94	570	284

	301	205	896	612

Unrealized gain on derivatives:
Increases (decrease) in unrealized gain	(822)	—	4,384	—
Reclassification adjustments	(1,503)	—	(3,590)	—

	(2,325)	—	794	—

Currency translation adjustment	3,513	(897)	(1,478)	5,066
Reclassification of foreign currency translation resulting from the sale of Research Instruments	—	—	(778)	—

	3,513	(897)	(2,256)	5,066

Other comprehensive income (loss)	1,489	(692)	(566)	5,678

Total comprehensive earnings	$86,840	$73,488	$221,395	$206,700

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

13. EMPLOYEE STOCK PLANS

The table below summarizes the share-based compensation expense under SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”):

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Cost of revenues - Product	$1,106	$1,087	$3,232	$3,029
Cost of revenues - Service contracts and other	1,066	978	3,115	2,581
Research and development	1,373	1,372	3,936	3,465
Selling, general and administrative	7,293	8,061	21,875	21,079
Taxes on earnings	(3,574)	(3,791)	(10,324)	(10,005)

Net decrease in net earnings	$7,264	$7,707	$21,834	$20,149

Increase (decrease) on:
Cash flows from operating activities (1)	$(1,353)	$(8,224)	$(7,375)	$(24,273)
Cash flows from financing activities (1)	$1,353	$8,224	$7,375	$24,273

(1)	Amounts represent excess tax benefits from share-based compensation.

During the three months and nine months ended July 3, 2009, total share-based compensation expense recognized in earnings before taxes was $10.8 million and $32.1 million, respectively, and the total related recognized tax benefit was $3.6 million and $10.3 million, respectively. During the three months and nine months ended June 27, 2008, total share-based compensation expense recognized in earnings before taxes was $11.5 million and $30.2 million, respectively, and the total related recognized tax benefit was $3.8 million and $10.0 million, respectively. Total share-based compensation expense capitalized as part of inventory for the three months and nine months ended July 3, 2009 was $0.4 million and $1.2 million, respectively. Total share-based compensation expense capitalized as part of inventory for the three months and nine months ended June 27, 2008 was $0.5 million and $1.6 million, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The fair value of options granted and the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	July 3, 2009 (1)	June 27, 2008	July 3, 2009	June 27, 2008
Employee Stock Option Plans
Expected term (in years)	—	4.31	4.57	4.31
Risk-free interest rate	—	3.0%	1.8%	2.6%
Expected volatility	—	31.5%	39.2%	29.7%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	—	$14.02	$13.00	$15.39

Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	0.3%	2.0%	0.4%	2.2%
Expected volatility	37.9%	18.3%	47.4%	21.6%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$7.79	$9.60	$9.70	$9.39

(1)	No options were granted in the three months ended July 3, 2009.

In February 2009, VMS’s stockholders approved an amendment to the Second Amended and Restated 2005 Omnibus Stock Plan, which increased the number of shares available for grant under the plan by 4,200,000 shares.

Activity under the Company’s employee stock plans is presented below:

	Options Outstanding
(In thousands, except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (3)
Balance at September 26, 2008	3,523	11,957	$38.79
Authorized	4,200	—
Granted (1)	(2,569)	1,070	37.17
Cancelled or expired (2)	168	(120)	46.37
Exercised	—	(792)	13.52

Balance at July 3, 2009	5,322	12,115	$40.23	5.2	$28,890

Exercisable at July 3, 2009		10,105	$39.45	5.0	$28,890

(1)	The difference between the number of shares subject to options outstanding and the number of shares available for grant under the Company’s employee stock plans represents the award of shares of restricted common stock, restricted stock units and deferred stock units. Awards other than stock options were counted against the shares available-for-grant limit as three shares for every one share awarded before February 16, 2007 and as 2.5 shares for every one share awarded on February 16, 2007 and thereafter.
(2)	The difference between the number of shares subject to options outstanding and the number of shares available for grant under the Company’s employee stock plans represents (a) the cancellation of shares of restricted common stock due to employee terminations and (b) the cancellation of shares of restricted common stock that were tendered to VMS to satisfy employee tax withholding obligations for vested restricted common stock.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

(3)	The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $33.50 as of July 2, 2009, that last trading date of the third quarter of fiscal year 2009, and which would have been received by the option holders had all option holders exercised and sold their options as of that date.

As of July 3, 2009, there was $19 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.6 years.

The activity for restricted stock and deferred stock units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant- Date Fair Value
Balance at September 26, 2008	828	$49.62
Granted	600	37.16
Vested	(209)	52.73
Cancelled or expired	(11)	47.45

Balance at July 3, 2009	1,208	$42.91

As of July 3, 2009, unrecognized compensation expense totaling $41.3 million was related to restricted stock and deferred stock units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.5 years.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Earnings from continuing operations	$85,351	$77,056	$234,288	$208,183
Loss from discontinued operations, net of taxes	—	(2,876)	(12,327)	(7,161)

Net earnings	$85,351	$74,180	$221,961	$201,022

Basic weighted average shares outstanding	124,237	124,617	123,961	124,850
Dilutive effect of potential common shares	754	2,448	937	2,779

Diluted weighted average shares outstanding	124,991	127,065	124,898	127,629

Net earnings (loss) per share - basic:
Continuing operations	$0.69	$0.62	$1.89	$1.67
Discontinued operations	—	(0.02)	(0.10)	(0.06)

Net earnings per share	$0.69	$0.60	$1.79	$1.61

Net earnings (loss) per share - diluted:
Continuing operations	$0.68	$0.61	$1.88	$1.63
Discontinued operations	—	(0.03)	(0.10)	(0.05)

Net earnings per share	$0.68	$0.58	$1.78	$1.58

Pursuant to SFAS 123(R), the Company excludes shares underlying stock options from the computation of diluted weighted average shares outstanding if the per share value, including the sum of (a) the exercise price of the options and (b) the amount of the compensation cost attributed to future services and not yet recognized, is greater than the average market price of the shares, because the inclusion of the shares underlying these stock options would be antidilutive to earnings per share. Accordingly, stock options to purchase 8,325,171 shares and 6,053,749 shares at average exercise prices of $46.76 and $50.81 per share, respectively, were excluded from the computation of diluted weighted average shares outstanding for the three months ended July 3, 2009 and June 27, 2008, respectively. Stock options to purchase 8,280,231 shares and 6,053,749 shares at average exercise prices of $46.82 and $50.81 per share, respectively, were excluded from the computation of diluted weighted average shares outstanding for the nine months ended July 3, 2009 and June 27, 2008, respectively.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table summarizes selected operating results information for each business segment:

	Three Months Ended		Nine Months Ended
(In millions)	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Revenues
Oncology Systems	$428	$408	$1,271	$1,189
X-ray Products	67	77	239	222

Total reportable segments	$495	$485	$1,510	$1,411
Other	15	22	62	66

Total company	$510	$507	$1,572	$1,477

Operating Earnings
Oncology Systems	$117	$94	$333	$280
X-ray Products	15	18	57	53

Total reportable segments	$132	$112	$390	$333
Other	(14)	(2)	(14)	(2)
Corporate	(16)	(18)	(53)	(47)

Total company	$102	$92	$323	$284

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

Total revenues of Research Instruments, reported in discontinued operations, for the three and nine months ended July 3, 2009 were $0.2 million and $9.2 million, respectively. For the three and nine months ended June 27, 2008, total revenues of Research Instruments reported in discontinued operations were $5.4 million and $21.9 million, respectively. The Company did not recognize any income or loss from discontinued operations for the three months ended July 3, 2009. Including the loss of $8.1 million on disposal of Research Instruments recognized in the second quarter of fiscal year 2009, the loss reported in discontinued operations for the nine months ended July 3, 2009 was $12.3 million. For the three and nine months ended June 27, 2008, the loss reported in discontinued operations was $2.9 million and $7.2 million, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

17. SUBSEQUENT EVENT

On July 14, 2009, the Company amended and restated the Amended BofA Credit Facility, providing for an unsecured revolving credit facility (the “Japanese BofA Credit Facility”) that enables VMS’s Japanese subsidiary (“VMS KK”) to borrow up to 2.7 billion Japanese Yen. At any time amounts are outstanding under the Japanese BofA Credit Facility, the full borrowing capacity is deemed committed for use in Japan and therefore the maximum amount VMS can otherwise borrow under the Amended BofA Credit Facility will be reduced by $30 million to $120 million. VMS guarantees the payment of the outstanding balance under the Japanese BofA Credit Facility. Borrowings under the Japanese BofA Credit Facility can be used by VMS KK for refinancing certain intercompany debts, working capital, capital expenditures and other lawful corporate purposes. Borrowings under the Japanese BofA Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA. The Japanese BofA Credit Facility will expire on November 10, 2010. As of August 11, 2009, the outstanding balance under the Japanese BofA Credit Facility is 2.7 billion Japanese Yen.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of July 3, 2009 and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended July 3, 2009 and June 27, 2008 and the condensed consolidated statements of cash flows for the nine-month period ended July 3, 2009 and June 27, 2008. These interim financial statements are the responsibility of the Company’s management.

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

August 11, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively “we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission, or SEC, or other reasons. For this purpose, statements concerning: industry or market outlook, including growth drivers; our future orders revenues, backlog or earnings growth; future financial results; market acceptance of or transition to new products or technology such as intensity-modulated radiation therapy, or IMRT, image-guided radiation therapy, or IGRT, volumetric modulated arc therapy, or VMAT, brachytherapy, software, treatment techniques, stereotactic radiosurgery, filmless X-rays, security and inspection products, and proton therapy products; any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “will,” “would,” “could,” “estimate,” “continue,” “grow,” “based on,” “may,” “intended,” “potential,” “promising,” “hope,” “optimistic” “on-going,” “likely,” and “possible” or similar statements are forward-looking statements. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Overview

In the third quarter of fiscal year 2009, we reported growth in backlog, net earnings and gross margins over the year-ago quarter, but weaker than expected revenues and net orders, particularly in our X-ray Products and Security and Inspection businesses. Excluding the discontinued scientific research instruments business, or Research Instruments, of ACCEL Instruments GmbH, or ACCEL (which subsequently changed its name to Varian Medical Systems Particle Therapy GmbH), net earnings from continuing operations per diluted share was $0.68 in the third quarter of fiscal year 2009 versus $0.61 in the third quarter of fiscal year 2008. Revenues from continuing operations in the third quarter of fiscal year 2009 were about even with revenues from continuing operations in the year-ago quarter. In the third quarter of fiscal year 2009, net orders declined by 4% over the year-ago quarter. Our backlog grew 11% from the end of the year-ago quarter. An improvement in gross margin, together with cost control initiatives, contributed to an almost two percentage point increase in operating margin over the year-ago quarter. We had $472 million of cash and cash equivalents at the end of the third quarter of fiscal year 2009.

In the second quarter of fiscal year 2009, the Company completed the sale of Research Instruments in order to focus that business exclusively on the development of our proton therapy business, now operating as “Varian Particle Therapy.” Accordingly, Research Instruments is classified as a discontinued operation for all periods presented and we have segregated the net assets and operating results of Research Instruments from continuing operations in our Condensed Consolidated Balance Sheets and in our Condensed Consolidated Statements of Earnings. Unless otherwise stated, the discussion in this MD&A pertains to our continuing operations. Research Instruments was previously included in the “Other” category.

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

In our view, the fundamental market forces that should drive long-term growth in radiation therapy, stereotactic radiosurgery and brachytherapy are the rising cancer incidence; technology advances and product developments that are leading to improvements in patient care; customer demand for more advanced and effective cancer treatments, such as fixed field IMRT, IGRT, stereotactic radiosurgery, brachytherapy and VMAT; competitive conditions among hospitals and clinics to offer such advanced treatments; improvement in cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments.

For the third quarter of fiscal year 2009, Oncology Systems experienced the combined effect of a recession that has shrunk capital equipment budgets, slowed decision making and made financing more expensive and time consuming; the added uncertainty created by the prospects of healthcare reform in the United States; and the uncertainty about the proposed reduction in Medicare reimbursement rates for radiotherapy and radiosurgery at freestanding clinics in the United States, which we believe represents approximately 10% of Oncology Systems’ business. We expect that uncertainty in North American radiation therapy capital spending will persist until there is greater clarity on healthcare reform and reimbursement rates. North American net orders decreased 9% and Asia and Europe contributed to the 8% growth in international net orders in the third quarter of fiscal year 2009 over the year-ago quarter, while the rest of the world region experienced a decline. The stronger U.S. dollar against foreign currencies compared to the year-ago period negatively impacted international net orders in the third quarter of fiscal year 2009.

In the third quarter of fiscal year 2009, Oncology Systems North American revenues remained relatively flat compared to the year-ago quarter while Oncology Systems international revenues grew by 10%, even though they were negatively affected by the strengthening of the U.S. dollar. A product mix shift toward higher margin software products, together with higher sales volume and cost control initiatives contributed to a 2.8 percentage-point improvement in Oncology Systems gross margin in the third quarter of fiscal year 2009 compared to the year ago period. As of the end of the third quarter of fiscal year 2009, we had more than 180 installations of our RapidArcTM products since we introduced these products in the second quarter of fiscal year 2008.

During the third quarter of fiscal year 2009, we acquired certain assets of IKOEmed LLC and IKOEtech LLC, collectively referred to as “IKOE,” which are privately-owned suppliers of software used in the planning of radiotherapy and radiosurgery treatments. The acquired software, which is being incorporated into some of our Oncology Systems products, complements our existing segmentation tools currently used to automate planning for prostate, breast, and lung treatments.

The current worldwide economic downturn is making it more difficult for our customers, our vendors and us to accurately forecast and plan future business activities. We have seen customers’ decision-making process further complicated and lengthened as the current worldwide economic downturn causes hospitals, clinics and research institutions to more closely scrutinize and prioritize their capital spending budgets in light of tightened capital budgets, tougher credit requirements and the general constriction in credit availability. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, in general or specifically in the healthcare industry. If the healthcare market significantly deteriorates due to these macroeconomic effects, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, other external influences that could adversely impact our Oncology Systems business include the fluctuations in currency exchange rates, healthcare reform and changes in governmental healthcare policy now being considered by Congress or otherwise and changes in Medicare and Medicaid reimbursement rates for radiotherapy, brachytherapy and radiosurgery procedures in the United States.

The strengthening of the U.S. dollar against foreign currencies that we experienced in recent quarters, including the third quarter of fiscal year 2009, has made our pricing less competitive and may result in slower growth in our international orders and revenues. The stronger U.S. dollar compared to prior periods also may negatively affect our revenues and net orders when measured in U.S. dollars. Additionally, we have seen the purchasing cycle lengthen for some customers, which we believe results from a more complex decision-making process associated with larger dollar value transactions for more sophisticated IGRT and surgical equipment and other technical advances. Revenues are also influenced by the timing of product shipments which are tied to planned customer-requested delivery dates. These factors may result in greater fluctuation in our Oncology Systems net orders and revenues.

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

X-ray Products revenues decreased in the third quarter of fiscal year 2009 following the inventory adjustments by several imaging equipment manufacturers in the second quarter of fiscal year 2009. A relatively modest decline in net orders in the third quarter of fiscal year 2009 over the third quarter of fiscal year 2008, as compared to the decline in net orders in the second quarter of fiscal year 2009 over the second quarter of fiscal year 2008, suggests that customer inventory adjustments may be abating and that this business segment could be nearing a return to more normal growth patterns. Compared to the year-ago quarter, net orders for x-ray tubes increased in the third quarter of fiscal year 2009 while net orders for our flat panel detectors declined as this product line, particularly in the dental and veterinary markets which have been hit hard in the recession, continued to experience the impact of customer inventory adjustments.

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

SIP designs, manufactures, sells and services Linatron® x-ray accelerators, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive product examination for a variety of applications. SIP also designs, manufactures, sells and services IntellXTM , an imaging product for cargo screening. We generally sell SIP products to OEMs who incorporate our products into their inspection systems, which are then sold to customs and other government agencies, as well as to commercial private parties in the casting, power, aerospace, chemical, petro-chemical and automotive industries for nondestructive product examination purposes.

Use of this technology in security cargo screening and border protection is still in its early stages but we believe growth in the SIP business will be driven by cargo screening and border protection needs, as well as by the needs of customs agencies to verify the contents of shipments for assessing duties and taxes. As a result, this business is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection and customs revenue activities; these activities depend upon government budgets and appropriations and are subject to political change. Orders and revenues for our SIP products have been and may continue to be unpredictable as governmental agencies may place large orders with our OEM customers in a short time period and then may not place any orders for a long time period thereafter. However, as budgets are put on hold or reallocated in this recession, customers have postponed their purchasing decisions.

Our Varian Particle Therapy business develops, designs, manufactures and services products and systems for delivering proton therapy, another form of external beam radiation therapy using proton beams for the treatment of cancer. Proton therapy, as a clinical treatment modality, is still not wide-spread and the technology is still developing. We are investing substantial resources to commercialize this advanced proton technology and to build this new business. In the second quarter of fiscal year 2009, we met the Conformité Européenne, or CE, mark requirements, permitting us to market our proton therapy systems within the European Economic Area, or EEA. Also in the same quarter, patient treatments started on our proton therapy system installed at the Rinecker Proton Therapy Center in Munich, Germany. Proton therapy facilities, nevertheless, are large scale construction projects that can take three years or more to complete. With the cost of a multiple-gantry system in excess of $60 million and the total cost for each proton therapy center exceeding $100 million, significant customer investment and perhaps complex project financing will be required. Consequently, the customers’ decision-making cycle is very long and orders for proton therapy systems generally involve many contingencies. We will not book orders for proton therapy systems until non-perfunctory contingencies are eliminated under our current practice. We are continuing negotiations and are making progress with several customers both inside and outside the United States. In the short term, we are hopeful of receiving a first order for our proton therapy system, and do not expect to start generating significant proton therapy systems revenues. Given the heavy reliance of customers of this business on credit and large-scale project financing, this business is the most vulnerable to the general worldwide economic downturn and contraction in the credit and public bond markets.

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

In the third quarter of fiscal year 2009, net orders and revenues in the “Other” category decreased 69% and 36%, respectively, over the year-ago quarter due exclusively to declines in SIP net orders and revenues. Government postponements of proposals for port and border security systems and cautious practices among cargo screening systems integrators who incorporate our products contributed to the sharp declines in SIP net orders.

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

The expected term is based on the observed and expected time to post-vesting exercise and post-vesting cancellations of stock options by our employees. Upon the adoption of SFAS 123(R), we determined the expected term of stock options based on the demographic grouping of employees and retirement eligibility. Upon the adoption of SFAS 123(R), we used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption. Blended volatility represents the weighted average of implied volatility and historical volatility. Implied volatility was derived based on six-month traded options on VMS common stock. Implied volatility is weighted in the calculation of blended volatility based on the ratio of the six-month term of the exchange-traded options to the expected lives of the employee stock options. Historical volatility represents the remainder of the weighting. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options on VMS common stock is reflective of market conditions and is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. In determining the extent of use of implied volatility, we considered: (i) the volume of market activity of traded options; (ii) the ability to reasonably match the input variables of traded options to those of stock options granted by us, including the date of grant; (iii) the similarity of the exercise prices; and (iv) the length of term of traded options. After considering the above factors, we determined that we cannot rely exclusively on implied volatility based on the fact that the term of VMS six-month exchange-traded options is less than one year and that it is different from the expected lives of the stock options we granted. Therefore, we believe a combination of the historical volatility over the expected lives of the stock options granted by us and the implied volatility of six-month exchange-traded options best reflects the expected volatility of VMS common stock going forward. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2009 is the 53-week period ending October 2, 2009, and fiscal year 2008 was the 52-week period ended on September 26, 2008. The fiscal quarters ended July 3, 2009 and June 27, 2008 were both 13-week periods.

Discussion of Financial Data for the Third Quarter and First Nine Months of Fiscal Year 2009 Compared to the Third Quarter and First Nine Months of Fiscal Year 2008

Total Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 3, 2009	June 27, 2008	Percent Change	July 3, 2009	June 27, 2008	Percent Change
Product	$396.8	$410.1	(3)%	$1,248.3	$1,203.2	4%
Service Contracts and Other	113.0	97.3	16%	323.8	273.8	18%

Total Revenues	$509.8	$507.4	0%	$1,572.1	$1,477.0	6%

Product as a percentage of total revenues	78%	81%		79%	81%
Service Contracts and Other as a percentage of total revenues	22%	19%		21%	19%

Revenues by region

North America	$248.9	$256.3	(3)%	$802.0	$697.0	15%

Europe	143.6	139.0	3%	420.1	451.5	(7)%
Asia	98.6	85.4	15%	303.3	268.6	13%
Rest of world	18.7	26.7	(30)%	46.7	59.9	(22)%

Total International (1)	260.9	251.1	4%	770.1	780.0	(1)%

Total	$509.8	$507.4	0%	$1,572.1	$1,477.0	6%

North America as a percentage of total revenues	49%	51%		51%	47%
International as a percentage of total revenues	51%	49%		49%	53%

(1)	We consider international revenues to be revenues outside of North America.

For the third quarter of fiscal year 2009, the growth in Oncology Systems total revenues was offset by the declines in X-ray Products and SIP total revenues. Product revenues for the third quarter of fiscal year 2009 decreased 3% from the year-ago period as decreases in X-ray Products and SIP product revenues more than offset an increase in Oncology Systems product revenues. Total revenues, as well as product revenues, increased in the first nine months of fiscal year 2009 over the year-ago period primarily due to the revenue growth in both of our business segments partially offset by a decline in SIP revenues. Oncology Systems service contracts revenues were the primary contributor to the growth in service contracts and other revenues for the quarter and for the nine-month period.

North American revenues for the third quarter of fiscal year 2009 decreased by 3% over the year-ago quarter primarily due to a decrease in X-ray Products revenues and, to a lesser extent, a decrease in SIP revenues which offset a slight increase in Oncology Systems revenues. For the first nine months of fiscal year 2009, North American revenues increased 15% over the first nine months of fiscal year 2008, primarily driven by the growth in Oncology Systems revenues and, to a lesser extent, the growth in SIP and X-ray Products revenues.

Total international revenues increased by 4% in the third quarter of fiscal year 2009 over the year-ago quarter, which is attributable to the increase in Oncology Systems international revenues, which was partially offset by the declines in X-ray Products and SIP international revenues. For the first nine months of fiscal year 2009, the growth in X-ray Products international revenues over the year-ago period was more than offset by the decreases in SIP and Oncology Systems international revenues. The stronger U.S. dollar against foreign currencies compared to the year-ago period negatively affected our international revenues for the quarter and for the nine-month period when measured in U.S. dollars.

Oncology Systems Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 3, 2009	June 27, 2008	Percent Change	July 3, 2009	June 27, 2008	Percent Change
Product	$318.2	$312.0	2%	$956.0	$922.5	4%
Service Contracts (1)	110.0	95.7	15%	315.0	266.7	18%

Total Oncology Systems revenues	$428.2	$407.7	5%	$1,271.0	$1,189.2	7%

Product as a percentage of total Oncology Systems revenues	74%	77%		75%	78%

Service Contracts as a percentage of Oncology Systems revenues	26%	23%		25%	22%

Oncology Systems revenues as a percentage of total revenues	84%	81%		81%	81%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. This excludes revenues from spare parts sold by our service department.

The increases in Oncology Systems product revenues for the third quarter and the first nine months of fiscal year 2009 over the respective year-ago periods were primarily driven by an increase in revenues from sales of our software products (including our RapidArc products), partially offset by a decline in revenues from sales of our high linear accelerators. The increases in service contracts revenues in the third quarter and the first nine months of fiscal year 2009 over the year-ago periods were primarily driven by increased customer adoption of service contracts, as the sophistication of our products and the installed base of our software products increased. In addition, the stronger U.S. dollar against foreign currencies compared to that of the year-ago period negatively affected our international revenues the quarter and for the nine-month period when measured in U.S. dollars.

Revenues by region	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 3, 2009	June 27, 2008	Percent Change	July 3, 2009	June 27, 2008	Percent Change
North America	$224.1	$222.6	1%	$698.6	$600.7	16%

Europe	127.0	113.9	11%	353.5	375.9	(6)%
Asia	60.8	46.5	31%	178.9	159.0	13%

Rest of world	16.3	24.7	(34)%	40.0	53.6	(25)%

Total International	204.1	185.1	10%	572.4	588.5	(3)%

Total Oncology Systems Revenues	$428.2	$407.7	5%	$1,271.0	$1,189.2	7%

North America as a percentage of Oncology Systems revenues	52%	55%		55%	51%

International as a percentage of Oncology Systems revenues	48%	45%		45%	49%

For the third quarter of fiscal year 2009, North American revenues remained essentially flat compared to the third quarter of fiscal year 2008, while international revenues grew by 10% in the same period. In North America, an increase in revenues from our service contracts and from sales of our software products (including our RapidArc products) were significantly offset by a decline in sales of our high energy linear accelerators. In the international region, the revenue growth was attributed to an increase in sales of our software products (including our RapidArc products) in all international regions and an increase in our service contracts in Asia and Europe. The stronger U.S. dollar against foreign currencies compared to the year-ago period negatively affected our international revenues when measured in U.S. dollars.

For the first nine months of fiscal year 2009, North American revenues grew by 16% while international revenues declined by 3% over the year-ago period. The increase in North American revenues was primarily due to an increase in product revenues from sales of our software products (including our RapidArc products) and our high energy linear accelerators, as well as an increase in service contract revenues. International revenues decreased in the first nine months of fiscal year 2009 primarily due to a decrease in product revenues from sales of our high energy accelerators in all international regions, partially offset by increased product sales of our software products (including our RapidArc products) in all international regions and from increased service contract revenues in Asia and Europe. The stronger U.S. dollar against foreign currencies compared to the year-ago period also negatively affected our international revenues when measured in U.S. dollars.

Varying cycles of higher and lower revenues between the international and North American regions is a historical pattern reflecting different technology adoption cycles and demand cycles that is consistent with the net order patterns discussed more fully under “Net Orders.” Oncology Systems revenues also continued to be influenced by the timing of product shipments in accordance with planned customer-requested delivery dates, and are being impacted by the effects of the recession, uncertainty created by the prospects of healthcare reform in the United States, and uncertainty regarding Medicare reimbursement rates for radiotherapy and radiosurgery at freestanding clinics in the United States.

X-ray Products Revenues

Revenues by region	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 3, 2009	June 27, 2008	Percent Change	July 3, 2009	June 27, 2008	Percent Change
North America	$19.5	$27.2	(28)%	$78.4	$77.4	1%

Europe	9.6	11.3	(16)%	34.4	33.1	4%
Asia	35.9	36.7	(3)%	119.7	105.3	14%

Rest of world	2.2	2.0	19%	6.6	6.3	6%

Total International	47.7	50.0	(5)%	160.7	144.7	11%

Total X-ray Products Revenues	$67.2	$77.2	(13)%	$239.1	$222.1	8%

North America as a percentage of X-ray Products revenues	29%	35%		33%	35%

International as a percentage of X-ray Products revenues	71%	65%		67%	65%

X-ray Products revenues as a percentage of total revenues	13%	15%		15%	15%

X-ray Products revenues decreased by 13% in the third quarter of fiscal year 2009 over the third quarter of fiscal year 2008 following the inventory adjustments by several imaging equipment manufacturers who decreased their orders in the second quarter of fiscal year 2009. Decreases in sales of our flat panel detectors and our x-ray tubes contributed to the revenue decreases in both the North American and international regions.

For the first nine months of fiscal year 2009, X-ray Products revenue grew 8% over the year-ago period due primarily to the growth in the international region while North American revenues remained essentially flat. The increase in international revenues in the first nine months of fiscal year 2009 was primarily due to increased revenues from sales of our x-ray tubes in Asia and increased revenues from sales of our flat panel detectors in Europe and Asia compared to the first nine months of fiscal year 2008. In North America, the growth in revenues from sales of our x-ray tubes was significantly offset by the revenue decrease from sales of our flat panel detectors.

We sell our x-ray products to a limited number of OEM customers for incorporation into diagnostic imaging systems. Many of our OEM customers for x-ray tube products are also our competitors. The loss of, or reduction in purchasing volume by, one or more of these customers would have a material adverse effect on our X-ray Products business. In addition, the general worldwide economic downturn we have seen since 2008 has made and may continue to make it difficult for our OEM customers to accurately forecast and plan future business activities. The current market for new X-ray imaging equipment appears to be weak, and certain product lines, such as dental and veterinary, have been hit particularly hard in the recession. If the markets for our customers’ products significantly deteriorate due to these macroeconomic effects, our X-ray Products business may be adversely affected.

Other Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 3, 2009	June 27, 2008	Percent Change	July 3, 2009	June 27, 2008	Percent Change
Product	$11.4	$20.8	(45)%	$53.3	$58.5	(9)%
Service Contracts and Other	3.0	1.7	83%	8.7	7.2	22%

Total Other revenues	$14.4	$22.5	(36)%	$62.0	$65.7	(6)%

Other revenues as a percentage of total revenues	3%	4%		4%	4%

Revenues in our “Other” category, which is comprised of SIP, Varian Particle Therapy and GTC, decreased in the third quarter and the first nine months of fiscal year 2009 over the respective prior year periods primarily due to declines in product revenues in our SIP business as a result of customer requested delays in delivery.

Gross Margin

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 3, 2009	June 27, 2008	Percent Change	July 3, 2009	June 27, 2008	Percent Change
Dollar by segment
Oncology Systems	$194.2	$173.8	12%	563.7	$503.8	12%
X-ray Products	24.9	31.1	(20)%	94.3	85.9	10%
Other	(2.9)	7.4	(138)%	17.6	25.3	(30)%

Gross margin	$216.2	$212.3	2%	$675.6	$615.0	10%

Percentage by segment
Oncology Systems	45.4%	42.6%		44.4%	42.4%
X-ray Products	37.1%	40.3%		39.5%	38.7%
Total Company	42.4%	41.8%		43.0%	41.6%

The increase in gross margin for the third quarter of fiscal year 2009 over the third quarter of fiscal year 2008 was primarily due to the improvement in Oncology System gross margin, which was partially offset by decreases in gross margins in our X-way Products segment and our businesses in the “Other” category. For the first nine months of fiscal year 2009, both of our business segments and SIP contributed to the improvement in gross margin while Varian Particle Therapy gross margin decreased. The decrease in Varian Particle Therapy gross margin for the quarter and for the nine-month period was due to an increase in estimated costs to complete its contractual commitments in connection with the acquisition of ACCEL. See “Acquisition-Related Commitments/Obligations” for more information.

Improvement in both product gross margin and service contract gross margin contributed to the increase in Oncology Systems gross margin in the third quarter and the first nine months of fiscal year 2009 over the respective year-ago periods. For the third quarter of fiscal year 2009, product gross margin increased to 44.1% from 42.2% in the same quarter of fiscal year 2008. For the first nine months of fiscal year 2009, product gross margin increased to 43.4% from 41.1% in the same period of fiscal year 2008. The improvement in product gross margin for the quarter and for the nine-month period was primarily due to product mix shift toward higher margin software products. Service contract gross margin increased to 49.0% in the third quarter of fiscal year 2009 from 44.2% in the year-ago quarter. Service contract gross margin increased to 47.3% in the first nine months of fiscal year 2009 from 46.7% in the first nine months of fiscal year 2008. The improvement in service contract gross margin for the quarter and for the first nine months of the fiscal year was primarily due to cost control initiatives and higher volume in the fiscal year 2009 periods.

X-ray Products gross margin decreased in the third quarter of fiscal year 2009 over the year-ago quarter primarily due to lower overall sales volume as well as increased material costs for our flat panel detectors. For the first nine months of fiscal year 2009, X-ray Products gross margin improved over the year-ago period primarily due to product mix shift toward higher margin x-ray tube products and a decrease in quality costs.

Research and Development

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 3, 2009	June 27, 2008	Percent Change	July 3, 2009	June 27, 2008	Percent Change
Research and development	$35.3	$35.7	(1)%	$109.3	$96.5	13%
As a percentage of total revenues	6.9%	7.0%		7.0%	6.5%

The $0.4 million decrease in research and development expense for the third quarter of fiscal year 2009 over the third quarter of fiscal year 2008 was driven by decreased expenses of $1.9 million in X-ray Products, which was partially offset by a $1.5 million increase in the “Other” category. Oncology Systems research and development expense for the third quarter of fiscal year 2009 remained flat compared to the year-ago quarter. The $1.9 million decrease in X-ray Products research and development expenses was primarily due to reduced expenses related to the development projects for both x-ray tubes and flat panel products. The $1.5 million increase in “Other” category was mainly due to higher expense for development projects in Varian Particle Therapy and SIP.

The $12.8 million increase in research and development expense for the first nine months of fiscal year 2009 over the first nine months of fiscal year 2008 was driven by increased expenses of $5.1 million in Oncology Systems, $4.8 million in the “Other” category and $2.9 million in X-ray Products. The $5.1 million increase in Oncology Systems was attributable primarily to an increase in employee headcount, material costs and consulting expenses for product development, although these expenses were partially offset by a favorable currency translation impact, due to the relatively strong U.S. dollar against foreign currencies, when foreign currency denominated research and development expenses for Oncology Systems were translated into U.S. dollars. The $4.8 million increase in the “Other” category was primarily due to higher expense for development projects in Varian Particle Therapy and SIP. The $2.9 million increase in X-ray Products was mainly for development projects for both x-ray tubes and flat panel products.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 3, 2009	June 27, 2008	Percent Change	July 3, 2009	June 27, 2008	Percent Change
Selling, general and administrative	$78.4	$84.5	(7)%	$242.8	$234.7	3%
As a percentage of total revenues	15.4%	16.7%		15.4%	15.9%

The $6.1 million decrease in selling, general and administrative expenses for the third quarter of fiscal year 2009 compared to the same period in fiscal year 2008 was primarily attributable to: (a) a $4.6 million decrease in employee-related costs primarily related to reduced accrued bonuses; (b) a gain of $1.8 million in the third quarter of fiscal year 2009, compared to a loss of $0.4 million in the year-ago quarter, for hedging balance sheet exposures from our various foreign subsidiaries and business units; and (c) favorable foreign currency impact of $2.0 million as the foreign currency denominated selling, general and administrative expenses of our foreign operations are translated into stronger U.S. dollars. These items were partially offset by a loss of $2.3 million, versus a gain of $1.0 million in the year-ago quarter, recognized on the equity investment in dpiX Holding LLC.

The $8.1 million increase in selling, general and administrative expenses for the first nine months of fiscal year 2009 compared to the same period in fiscal year 2008 was primarily attributable to: (a) a $5.1 million net increase in employee-related costs due to an increase in headcount to support our growing business activities which was partially offset by a reduction in accrued bonuses; (b) $3.9 million increase in operating expenses associated with required information technology infrastructure improvements to support our growing business activities; (c) a $3.1 million increase in depreciation expenses for our enterprise resource planning system, which was placed in service in the second quarter of fiscal year 2009; and (d) a loss of $2.3 million in the current period, compared to a gain of $0.3 million in the year-ago period, recognized on the equity investment in dpiX Holding LLC. These items were partially offset by favorable foreign currency impact of $5.0 million as the foreign currency denominated selling, general and administrative expenses of our foreign operations are translated into stronger U.S. dollars.

Interest Income (Expense), Net

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 3, 2009	June 27, 2008	Percent Change	July 3, 2009	June 27, 2008	Percent Change
Interest income (expense), net	$(0.2)	$1.3	(118)%	$0.8	$4.4	(83)%

The decrease in interest income (expense), net, in the third quarter and the first nine months of fiscal year 2009, compared to the same periods in fiscal year 2008, was attributable to the lower average interest rates earned on our cash and cash equivalents.

Taxes on Earnings

	Three Months Ended			Nine Months Ended
	July 3, 2009	June 27, 2008	Percent Change	July 3, 2009	June 27, 2008	Percent Change
Effective tax rate	16.5%	17.5%	(1.0)%	27.7%	27.8%	(0.1)%

Our effective tax rate was 16.5% for the three months ended July 3, 2009, compared to 17.5% in the same period of fiscal year 2008. For the nine months ended July 3, 2009, our effective tax rate was 27.7%, compared to 27.8% in the same period of fiscal year 2008. The decrease in our effective tax rate for the three-month and nine-month periods ended July 3, 2009 from the year ago periods was primarily due to a net benefit from discrete items, primarily the release of certain FIN 48 liabilities for uncertain tax positions, including the expiration of the statutes of limitation in various jurisdictions and the favorable resolution of several income tax audits.

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

Net Earnings Per Diluted Share

	Three Months Ended			Nine Months Ended
	July 3, 2009	June 27, 2008	Percent Change	July 3, 2009	June 27, 2008	Percent Change
Net earnings per diluted share	$0.68	$0.61	11%	$1.88	$1.63	15%

The increase in earnings per diluted share in the third quarter of fiscal year 2009 over the same quarter in fiscal year 2008 resulted from (i) a reduction in selling, general and administrative expenses due to cost control initiatives; (ii) an improvement in gross margin; (iii) a lower effective tax rate and (iv) a reduction in the number of diluted shares of common stock due to stock repurchases in the prior quarters and lower stock prices compared to the year-ago periods.

The increase in earnings per diluted share in the first nine months of fiscal year 2009 over the same periods in fiscal year 2008 resulted from (i) an increase in total revenues; (ii) an improvement in gross margin and (iii) a reduction in the number of diluted shares of common stock due to stock repurchases in the prior quarters and lower stock prices compared to the year-ago periods.

Net Orders

Total Net Orders (by segment and region)	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 3, 2009	June 27, 2008	Percent Change	July 3, 2009	June 27, 2008	Percent Change
Oncology Systems:
North America	$219.2	$239.8	(9)%	$666.5	$665.3	0%

Total International	240.1	221.6	8%	654.6	594.9	10%

Total Oncology Systems	$459.3	$461.4	(0)%	$1,321.1	$1,260.2	5%

X-ray Products:
North America	$31.7	$40.3	(21)%	$85.3	$104.7	(19)%

Total International	50.5	44.2	14%	156.8	137.9	14%

Total X-ray Products	$82.2	$84.5	(3)%	$242.1	$242.6	(0)%

Other:	$8.3	$26.5	(69)%	$62.1	$74.0	(16)%

Total Net Orders:	$549.8	$572.4	(4)%	$1,625.3	$1,576.8	3%

Compared to the third quarter of fiscal year 2008, Oncology Systems net orders were flat in the third quarter of fiscal year 2009, while SIP and X-ray Products net orders decreased. For the first nine months of fiscal year 2009, the net order growth in Oncology Systems was partially offset by the net order decline in SIP over the year-ago period. X-ray Products net orders were flat for the first nine months of fiscal year 2009 compared to the year-ago period.

In the third quarter of fiscal year 2009, the growth in Oncology Systems international net orders were offset by the decline in North American net orders. The growth in Oncology Systems international net orders in the third quarter of fiscal year 2009 over the year-ago quarter was primarily due to increased demand for our service contracts in all international regions, as well as increased demand for our software products in Asia and the rest of the world region and increased demand for our PortalVision imaging systems in Europe. When measured in constant currency, international net orders grew 16% in the third quarter of fiscal year 2009 over the year-ago quarter. Asia and Europe contributed to the growth in international net orders in the third quarter of fiscal year 2009 over the year-ago quarter, while the rest of the world region experienced a decline. The decline in North American net orders in the third quarter of fiscal year 2009 over the prior year quarter was primarily due to the decrease in demand for our high energy linear accelerators and our accessory products that enable IGRT (including our OBI) as hospitals and clinics tightened capital budgets, lengthened decision cycles and, in some cases, postponed decisions in reaction to the recessionary environment, the uncertainty created by the prospects of healthcare reform and the uncertainty about the proposed reduction in Medicare reimbursement rates for radiotherapy and radiosurgery at freestanding clinics.

For the first nine months of fiscal year 2009, Oncology Systems international net orders grew 10% over the year-ago period while North American net orders were flat. Growth in our service contracts and growth in demand for our software products in all international regions contributed to the year-to-date growth in international net orders. These increases were partially offset by a decrease in demand for linear accelerators in the rest of the world region. When measured in constant currency, international net orders grew 16% in the first nine months of fiscal year 2009 over the year-ago period. Asia and Europe contributed to the growth in international net orders in the first nine months of fiscal year 2009 over the year-ago period, while the rest of the world region experienced a decline. In North America, the increase in demand for our service contracts and our software products were offset by the decrease in demand for our high energy linear accelerators for nine-month period as hospitals and clinics experienced the combined effect of a recession, uncertainty created by the prospects of healthcare reform and uncertainty about the proposed reduction in Medicare reimbursement rates for radiotherapy and radiosurgery at freestanding clinics.

The trailing twelve months growth in net orders for Oncology Systems for the last three fiscal quarters were: an 8% total increase, with a 5% increase in North America and a 13% increase for international regions, as of July 3, 2009; a 12% total increase, with a 10% increase in North America and a 14% increase for international regions, as of April 3, 2009; and a 13% total increase, with a 12% increase in North America and a 14% increase for international regions, as of January 2, 2009. Consistent with the historical pattern, we expect that Oncology Systems net orders will continue to experience regional fluctuations.

Compared to a 17% decline in the second quarter of fiscal year 2009 versus the same quarter in the previous year, X-ray Products net orders decreased 3% in the third quarter of fiscal year 2009 over the year-ago quarter, primarily due to a decrease in net orders for our flat panel detectors, partially offset by an increase in net orders for our x-ray tubes. The flat panel detector product line, particularly in the dental and veterinary markets which have been hit hard in the recession, continued to experience the impact of customer inventory adjustments in the third quarter of fiscal year 2009. For the first nine months of fiscal year 2009, X-ray Products remained flat over the first nine months of fiscal year 2008. The decline in net orders for our x-ray tubes was significantly offset by an increase in net orders for our flat panel detectors between the nine-month periods.

The decrease in net orders in the “Other” category for the third quarter and the first nine months of fiscal year 2009 over the same periods in fiscal year 2008 was primarily due to the decrease in SIP net orders. The decline in SIP business largely stemmed from government postponements of several large proposals for port and border security systems and cautious practices among cargo screening system integrators who incorporate our products. As previously stated, orders for our SIP products may be unpredictable as governmental agencies may place large orders with our OEM customers in a short period and then may not place any orders for a long time thereafter. However, as budgets are put on hold or reallocated in this recession, customers have postponed their purchasing decisions.

In any given period, orders growth in either North America or international regions, or both, could fluctuate because of the high dollar amount of individual orders. In addition, our net orders have been and may continue to be impacted by the current general economic downturn, which has shrunk capital equipment budgets, slowed decision-making, made financing for big ticket purchases more expensive and more time consuming, and made it difficult for our customers to accurately forecast and plan future business activities; as well as by added uncertainty created by the prospects of healthcare reform in the United States and uncertainty about the proposed reduction in Medicare reimbursement rates for radiotherapy and radiosurgery at freestanding clinics in the United States. The timing of sales and revenue recognition will vary significantly based on: the delivery requirements of individual orders; acceptance schedules; and the readiness of individual customer sites for installation of our products. The sales and revenue recognition cycles for some types of orders, such as upgrades (i.e., the addition of new features or accessories to existing equipment) are usually shorter than for new equipment orders. Thus, orders in any quarter or period may not be directly correlated to the level of sales or revenues in any particular future quarter or period. Moreover, certain types of orders, such as software products or newly introduced products in our Oncology Systems segment, typically take more time from order to completion of installation and acceptance. Thus, as the overall mix of net orders includes a greater proportion of these types of products, the average time period within which orders convert into revenues could lengthen and our revenue in a specific period could be lower as a result.

Discontinued Operations

In the fourth quarter of fiscal year 2008, we approved a plan to sell Research Instruments to focus exclusively on the development of our Varian Particle Therapy business. The sale of Research Instruments was completed in the second quarter of fiscal year 2009. In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Research Instruments was classified as a discontinued operation. Accordingly, we have segregated the net assets and operating results of Research Instruments from continuing operations in our Condensed Consolidated Balance Sheets and in our Condensed Consolidated Statements of Earnings for all periods presented. Research Instruments was previously included in the “Other” category. Revenues from Research Instruments were $0.2 million and $5.4 million for the third quarter of fiscal years 2009 and 2008, respectively. For the nine months of fiscal year 2009, revenues from Research Instruments were $9.2 million, compared to revenues of $21.9 million in the nine months of fiscal year 2008. The Company had no income or loss from Research Instruments in the third quarter of fiscal year 2009. Net loss from Research Instruments was $2.9 million in the third quarter of fiscal year 2008. Net loss from Research Instruments was $12.3 million in the first nine months of fiscal year 2009, compared to a net loss of $7.2 million in the first nine months of fiscal year 2008. Net loss for the nine months of fiscal year 2009 included a loss on the disposal of Research Instruments of $8.1 million. See Note 16, “Discontinued Operations” to the Condensed Consolidated Financial Statements for a detailed discussion.

Backlog

At July 3, 2009, our backlog was $1.9 billion, which is an increase of 11% over the backlog at June 27, 2008. With respect to our Oncology Systems segment, our backlog at July 3, 2009 increased 11% over the backlog at June 27, 2008, which reflects a 9% increase for North America and a 16% increase for the international regions.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, acquire businesses and fund continuing operations. Our sources of cash include operations, borrowings, stock option exercises and employee stock purchases and interest income. Our cash usage is actively managed on a daily basis to ensure the maintenance of sufficient funds to meet our needs. Because Research Instruments’ cash flows were not material for any period presented, we have not segregated them from continuing operations on our Condensed Consolidated Statements of Cash Flows and the discussion herein.

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

(In millions)	July 3, 2009	September 26, 2008	Increase/ (Decrease)
Cash and cash equivalents	$472	$397	$75

Our cash and cash equivalents increased $75 million from $397 million at September 26, 2008 to $472 million at July 3, 2009. The increase in cash and cash equivalents in the first nine months of fiscal year 2009 was due primarily to: $189 million of cash generated from operating activities, $17 million of cash provided by stock option exercises and employee stock purchases; and $7 million of cash provided by the excess tax benefits from share-based compensation. These increases were partially offset by $72 million used for the repurchase of VMS common stock; $48 million of capital expenditures; $8 million used for the repayment of bank borrowings; $6 million used for the net loan advance to dpiX LLC, or dpiX, $3 million used for a business acquisition and $3 million used to satisfy employee tax withholding obligations when employee tendered VMS common stock in payment when their restricted common stock vested. In addition, exchange rate changes in the first nine months of fiscal year 2009 increased cash and cash equivalents by $7 million.

At July 3, 2009, we had approximately $25 million, or 5%, of total cash and cash equivalents in the United States. Approximately $447 million, or 95%, of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of July 3, 2009, most of our cash and cash equivalents that were held abroad were in U.S. dollars. Because our cash levels in the United States are relatively low, we have used credit facilities to meet our cash needs in the United States from time to time and expect to continue to use our existing credit facility in the future for these purposes. Borrowings under our existing credit facility may be used for working capital, capital expenditures, acquisitions and other lawful corporate purposes.

Cash Flows

	Nine Months Ended
(In millions)	July 3, 2009	June 27, 2008
Net cash flow provided by (used in):
Operating activities	$189	$290
Investing activities	(63)	(59)
Financing activities	(58)	(72)
Effects of exchange rate changes on cash and cash equivalents	7	(16)

Net increase in cash and cash equivalents	$75	$143

Our primary cash inflows and outflows for the first nine months of fiscal year 2009, as compared to the first nine months of fiscal year 2008, were as follows:

•	In the first nine months of fiscal year 2009, we generated net cash from operating activities of $189 million, compared to $290 million for the first nine months of fiscal year 2008.

The $101 million decrease in net cash from operating activities during the first nine months of fiscal year 2009 compared to the year-ago period was driven primarily by a net change of $133 million in operating assets and liabilities (working capital items), partially offset by an increase of $21 million in net earnings and an increase in non-cash items of $11 million.

The major contributors to the net change in working capital items in the first nine months of fiscal year 2009 were inventories, advance payments from customers and other long-term liabilities as follows:

•

Inventories increased by $76 million due to anticipated customer demand for products in the fourth quarter of fiscal year 2009; purchases of inventory items with long lead times for our new products and for our emerging business; and weaker than expected revenues in the third quarter of fiscal year 2009.

•	Advance payments from customers increased by $45 million due to timing of down payments received.

•

Other long-term liabilities decreased by $23 million primarily due to a decrease in long-term income taxes payable as a result of the expiration of the statutes of limitation in various jurisdictions and the favorable resolution of several income tax audits.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments and customer acceptance, accounts receivable collections, inventory management, and the timing of tax and other payments. For additional discussion, please refer to the “Risk Factors” in Item 1A.

•

We used $63 million for investing activities in the first nine months of fiscal year 2009, compared to $59 million used in the first nine months of fiscal year 2008. Cash used for purchases of property, plant and equipment was $48 million for the first nine months of fiscal year 2009 and $59 million for the first nine months of fiscal year 2008. In the first nine months of fiscal year 2009, we made an additional net loan advance of $6 million to dpiX.

•

Financing activities used net cash of $58 million in the first nine months of fiscal year 2009 compared to $72 million in the first nine months of fiscal year 2008. During the first nine months of fiscal year 2009, we used $72 million to repurchase shares of VMS common stock, $8 million to repay bank borrowings and $3 million to satisfy employee tax withholding obligations when employees tendered VMS common stock in payment when their restricted common stock vested. Partially offsetting these uses were proceeds of $17 million from employee stock option exercises and employee stock purchases, and $7 million in excess tax benefits from share-based compensation. In the first nine months of fiscal year 2008, we used $176 million to repurchase shares of VMS common stock and $9 million for the repayment of bank borrowings. These uses were partially offset by $63 million received from employee stock option exercises and employee stock purchases, $26 million for net borrowing under our credit facility and $24 million in excess tax benefits from share-based compensation.

We expect our capital expenditures (which typically represent expenditures for construction and/or purchases of facilities; manufacturing equipment; office equipment; furniture and fixtures; and capitalized costs related to the implementation of software applications) will be approximately 3% of revenues in fiscal year 2009.

We have a $150 million credit facility with Bank of America, N.A., or BofA, which was amended and restated as of November 10, 2008. This credit facility, as amended and restated, is referred to as the Amended BofA Credit Facility. We collateralized a portion of the Amended BofA Credit Facility with a pledge of stock of certain present and future subsidiaries that are deemed to be material subsidiaries under its terms. As of July 3, 2009, we have pledged to BofA 65% of the voting shares that we hold in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary. The Amended BofA Credit Facility may be used for: working capital; capital expenditures; permitted acquisitions; and other lawful corporate purposes. Unless it is extended by mutual agreement, the Amended BofA Credit Facility will expire on November 10, 2011. Borrowings under the Amended BofA Credit Facility accrue interest either: (i) based on LIBOR plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes, depreciation and amortization, or EBITDA; or (ii) based upon a base rate of either the federal funds rate plus 0.5% or BofA’s announced prime rate, whichever is greater, minus a margin of 0.5% to 0% based on a leverage ratio involving funded indebtedness and EBITDA (depending upon our instructions to BofA). We may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate are adjustable daily. As of July 3, 2009, there was no outstanding balance under the Amended BofA Credit Facility. The Amended BofA Credit Facility contains customary affirmative and negative covenants for facilities of this type. We have also agreed to maintain certain financial covenants relating to: (i) leverage ratios involving funded indebtedness and EBITDA; (ii) liquidity; and (iii) consolidated assets. As of July 3, 2009, we were in compliance with all covenants. For further discussion regarding the Amended BofA Credit Facility, please refer to Note 7 “Credit Facility” to the Condensed Consolidated Financial Statements.

On July 14, 2009, we further amended and restated the Amended BofA Credit Facility, providing for an unsecured revolving credit facility (the “Japanese BofA Credit Facility”) that enables VMS’s Japanese subsidiary (“VMS KK”) to borrow up to 2.7 billion Japanese Yen. At any time amounts are outstanding under the Japanese BofA Credit Facility, the full borrowing capacity is deemed committed for use in Japan and therefore the maximum amount VMS can otherwise borrow under the Amended BofA Credit Facility will be reduced by $30 million to $120 million. VMS guarantees the payment of the outstanding balance under the Japanese BofA Credit Facility. Borrowings under the Japanese BofA Credit Facility can be used by VMS KK for refinancing certain intercompany debts, working capital, capital expenditures and other lawful corporate purposes. Borrowings under the Japanese BofA Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA. The Japanese BofA Credit Facility will expire on November 10, 2010. For further discussion regarding the Japanese BofA Credit Facility, please refer to Note 17 “Subsequent Event” to the Condensed Consolidated Financial Statements.

Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the United States and global economies. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements for the next twelve months. We currently anticipate that we will continue to utilize our available liquidity and cash flows from operations, as well as borrowed funds, to make strategic acquisitions, invest in the growth of our business, invest in advancing our systems and processes and repurchase VMS common stock.

Total debt as a percentage of total capital decreased to 2.6% at July 3, 2009 from 3.8% at September 26, 2008. The ratio of current assets to current liabilities increased to 1.97 to 1 at July 3, 2009 from 1.81 to 1 at September 26, 2008.

Days Sales Outstanding

Trade accounts receivable DSO, were 83 days at July 3, 2009 compared to 78 days at June 27, 2008. Our accounts receivable and DSO are primarily impacted by a number of factors: the timing of product shipments; collections performance; payment terms; and the mix of revenues from different regions. As of July 3, 2009, less than 1% of our accounts receivable balance was related to customer contracts with extended payment terms of more than one year.

Stock Repurchase Program

On July 24, 2007, our Board of Directors approved the repurchase of up to 12,000,000 shares of VMS common stock during the period beginning on July 30, 2007 through December 31, 2008. During the first nine months of fiscal year 2009, we paid $71.5 million to repurchase 1,548,000 shares of VMS common stock in accord with this authorization, all of which was repurchased during the first quarter of fiscal year 2009. All shares that have been repurchased have been retired. The authorization expired at the end of the first quarter, with 4,342,000 shares available for repurchase. On November 17, 2008, VMS’s Board of Directors authorized the repurchase of an additional 8,000,000 shares of VMS common stock from January 1, 2009 through December 31, 2009. As of July 3, 2009, no repurchase had yet been made under the November 17, 2008 authorization.

Contractual Obligations

As a result of the adoption of FIN 48, we reclassified unrecognized tax benefits to long-term income taxes payable, which is included in “Other long-term liabilities.” Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of July 3, 2009, our liability for uncertain tax positions was $65.6 million. We believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.

In October 2008, we consummated an agreement with Varian, Inc., or VI, under which VI will surrender its sublease of a building containing approximately 210,000 square feet of floor space and the related leasehold interest for the land; the term of this sublease expires in the year 2056. This building, which is located adjacent to our corporate headquarters in Palo Alto, California, will support the growth of our operations and our longer term objective of co-locating certain of our operations. Pursuant to this agreement, VI agreed to surrender the space in the building to us over the period which began in October 2008 and which ends in June 2010 and we agreed to pay VI an aggregate of $21 million in cash and assume the obligations of sublessor under a below-market rate sublease to a third party for a portion of the building. As of July 3, 2009, $5 million had been paid to VI pursuant to our agreement, and the remaining $16 million will be payable in June 2010.

In February 2009, we agreed to loan $14 million to dpiX in four separate installments over a period through October 2009. As of July 3, 2009, we had loaned $6.8 million to dpiX under this loan agreement and we expect to loan the remaining $7.2 million between July to October 2009. See detailed discussion in Note 5, “Related Party Transactions” to the Condensed Consolidated Financial Statements.

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

As described below, we have accrued a total of $14.5 million at July 3, 2009 to cover our liabilities for these cleanup projects.

•

Various uncertainties make it difficult to estimate, or determine the likelihood within a range of estimates of, the project management costs, legal costs and costs of certain third-party claims at all of the sites and facilities. In addition, for the nine sites and one of the facilities, various uncertainties make it difficult to assess the likelihood and scope of further cleanup activities or to estimate the future cost of such activities. As of July 3, 2009, we nonetheless estimated that our future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs for these ten locations, as well as project management costs, legal costs and the costs of certain third party-claims for all locations ranged in the aggregate from $3.1 million to $7.4 million. We believe that no amount in the range of estimated future costs is more probable of being incurred than any other amount in the range and therefore we have accrued $3.1 million for these cleanup projects as of July 3, 2009. The amount accrued has not been discounted to present value due to the uncertainties that make it difficult to develop a best estimate of future costs.

•

As to all other facilities, we have gained sufficient knowledge to better estimate the scope and costs of future cleanup activities based upon formal agreements with other parties defining our future liabilities or formal cleanup plans that have either been approved by or completed in accordance with the requirements of the state or federal environmental agency with jurisdiction over the facility. As of July 3, 2009, we estimated that our future exposure (net of VI’s and VSEA’s indemnification obligations) for the cleanup costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in the aggregate from $7.5 million to $36.4 million. The time frames over which these cleanup project costs are estimated vary, ranging from 1 year to 30 years as of July 3, 2009. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within the range was $15.9 million at July 3, 2009. We accordingly accrued $11.4 million, which represents our best estimate of the future costs of $15.9 million discounted at 4%, net of inflation. This accrual is in addition to the $3.1 million described in the preceding paragraph.

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

We receive certain cash payments in the form of settlements and judgments from defendants, our insurers and other third parties from time to time. We have also reached an agreement with an insurance company under which the insurance company has agreed to pay a portion of our past and future environmental-related expenditures, and we, therefore, had included a $2.9 million receivable primarily in “Other assets” at July 3, 2009. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has paid the claims that we have made in the past.

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

Acquisition-Related Commitments/Obligations

When we acquired ACCEL in January 2007, ACCEL was involved in a contract-related lawsuit. Subsequent to the acquisition, we settled this lawsuit and agreed to perform certain services under a new contract for a fixed price. From January to September 2007, we gathered information related to the expected cost of satisfying our contractual commitments and completed our assessment as of September 28, 2007. As a result, the final purchase price allocation of ACCEL included a loss accrual related to this contingency of €28.3 million. In the third quarter of fiscal year 2009, we increased the cost estimate to complete our contractual commitments by €4.9 million, which was recorded in the Condensed Consolidated Statement of Earnings. If the actual costs related to the contingency exceed the estimated amount, or if the estimated loss increases, the variances will be recognized in the Consolidated Statement of Earnings in the periods these variances arise. As of July 3, 2009, the balance of the loss accrual related to this contingency was €9.0 million. We are currently engaged in arbitration to resolve a dispute under the new contract.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these agreements is unlimited. As of July 3, 2009, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements since we spun off VI and VSEA in 1999.

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board, or FASB issued FASB Staff Position, or FSP No. FAS 107-1 and Accounting Principles Bulletin, or APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1. FSP 107-1 amends FASB No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The adoption of FSP 107-1 in the third quarter of fiscal year 2009 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141(R). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141(R)-1. FSP 141(R)-1 amends and clarifies SFAS 141(R) on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The provisions of SFAS 141(R) and FSP No. 141(R)-1 will be effective for us in the first quarter of fiscal year 2010. The impact of the adoption of SFAS 141(R) and FSP No. 141(R)-1 will depend on the nature and extent of business combinations occurring on or after the beginning of fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51, or SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The provisions of SFAS 160 will be effective for us in the first quarter of fiscal year 2010. We do not expect that the adoption of SFAS 160 will have a material impact on our consolidated financial position, results of operations and cash flows.

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations, or EITF 08-6. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The provisions of EITF 08-6 will be effective for us in the first quarter of fiscal year 2010, with early adoption prohibited. We are currently assessing the potential impact, if any, EITF 08-6 may have on our consolidated financial position, results of operations and cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, or FSP 132(R)-1. FSP 132(R)-1, which amends SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan and requires employers to disclose information about fair value measurements of plan assets similar to the disclosure about fair value measurements requirement under SFAS No. 157, Fair Value Measurements, or SFAS 157. The provisions of FSP No. 132(R)-1 will be effective for us as of the end of fiscal year 2010.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165, which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of SFAS 165 in the third quarter of fiscal year 2009 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167. SFAS 167 amends the consolidation guidance for variable-interest entities under FASB Interpretations No. 46(R), Consolidation of Variable Interest Entities: an interpretation of ARB No. 51, to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. The provisions of SFAS 167 will be effective for us in the first quarter of fiscal year 2011. We are currently assessing the potential impact, if any, SFAS 167 may have on our consolidated financial position, results of operations and cash flows.

On July 1, 2009, the FASB released the authoritative version of its new Accounting Standards Codification, or the Codification, as the single authoritative source for GAAP. The Codification replaces all previous GAAP accounting standards as described in SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, or SFAS 168. While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. The provisions of SFAS 168 will be effective for us in the fourth quarter of fiscal year 2009. The adoption of the Codification will not have an effect on our consolidated financial position, results of operations and cash flows. However, because the Codification completely replaces existing standards, it will affect the way GAAP is referenced by us in our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to three primary types of market risks: credit risk, foreign currency exchange rate risk and interest rate risk.

Credit Risk

There has been significant deterioration and instability in the financial markets since fiscal year 2008. This period of extraordinary disruption and readjustment in the financial markets exposes us to additional credit risk. We are exposed to credit loss in the event of nonperformance by counterparties on the foreign exchange contracts used in hedging activities. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligation under such contracts. In addition, cash and cash equivalents held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. We also have the credit facility described below. Our access to our cash and cash equivalents or ability to borrow could be reduced if one or more financial institutions with which we have deposits or from which we borrow should fail or otherwise be adversely impacted by conditions in the financial or credit markets.

Foreign Currency Exchange Rate Risk

As a global entity, we are exposed to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve. Adverse movements could have a material negative impact on our financial results. Our primary exposures related to foreign currency denominated sales and purchases are in Europe, Asia, Australia and Canada.

We have many transactions denominated in foreign currencies and address certain of those financial exposures through a program of risk management that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and typically hedge certain of these larger foreign currency transactions when they are not in the subsidiaries’ functional currency. The foreign currency sales transactions that fit our risk management policy criteria are hedged with forward contracts. We may use other derivative instruments in the future. We enter into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into forward contracts for speculative or trading purposes. The forward contracts range from one to twelve months in maturity.

We also hedge the balance sheet exposures from our various foreign subsidiaries and business units. We enter into foreign currency forward contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

The notional values of our sold and purchased forward exchange contracts outstanding as of July 3, 2009 were $216.0 million and $51.5 million, respectively. The notional amounts of forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consisted of cash and cash equivalents as of July 3, 2009. The principal amount of cash and cash equivalents at July 3, 2009 totaled $472 million with a weighted average interest rate of 0.35%.

The Amended BofA Credit Facility and the Japanese BofA Credit Facility allow us to borrow up to an aggregate maximum amount of approximately $150 million. We collateralized a portion of the Amended BofA Credit Facility with a pledge of 65% of the voting shares that we hold in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary. Borrowings under the Amended BofA Credit Facility accrue interest based on the LIBOR, the federal funds rate, or the BofA’s prime rate plus a margin. Borrowings under the Japanese BofA Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin.

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Amended BofA Credit Facility and the Japanese BofA Credit Facility. As of July 3, 2009, there was no outstanding balance under these credit facilities. See a detailed discussion of our credit facilities under “Liquidity and Capital Resources” section in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, we had $32.5 million of long-term debt (including the current maturities of long term debt) outstanding as of July 3, 2009 that carried at a weighted average fixed interest rate of 6.9% with principal payments due in various installments over a five-year period. To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future.

The estimated fair value of our cash and cash equivalents (95% of which was held abroad at July 3, 2009 and could be subject to additional taxation if it were repatriated to the United States) and the estimated fair value of our short-term borrowings under the credit facility approximated the principal amounts reflected above based on the maturities of these financial instruments.

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

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

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

We believe that IMRT and IGRT have become accepted standards for treatment in the radiation oncology market. Demand for our products for IMRT has been a historical driver for our net orders and revenues in our Oncology Systems business segment and, now, demand for our products for IGRT has been one of the main contributors to more recent net orders and revenues. However, if future studies contradict current knowledge about IMRT or IGRT or otherwise call into question the effectiveness of our IMRT or IGRT products or show negative side effects, or if other more effective technologies are introduced, our revenues could fail to increase or could decrease. Our success will also depend upon the continued acceptance and success of IMRT and IGRT in general and acceptance of our products utilizing this technology in particular. However, as more institutions purchase IMRT- or IGRT-equipped linear accelerators or upgrade their existing accelerators with IMRT or IGRT technology, the market for IMRT and IGRT products may become saturated and we could face competition from newer technologies. For example, we have seen and continue to expect that the rate of growth for IMRT equipment will be lower than what we have experienced previously, particularly in the North American market where a majority of our customer sites have the products and accessories necessary to perform IMRT.

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

The acquisition of ACCEL (now Varian Medical Systems Particle Therapy GmbH) should enable us to develop and offer products for delivering image-guided, intensity-modulated proton therapy for the treatment of cancer. While we intend to continue to invest in product development relating to proton therapy treatment capabilities, acceptance of this technology may be slower than with our other cancer treatment technologies due to the relatively large scale, higher costs and complex project financing associated with implementing a proton therapy system. Risks associated with this business could increase, given the heavy reliance of customers of this business on credit and large-scale project financing, which is more difficult to obtain with the current general worldwide economic downturn and contraction in credit markets. Our future success will depend upon the wide-spread awareness, acceptance and adoption by the oncology market of proton therapy systems for the treatment of cancer. Our efforts to increase awareness and adoption of our proton therapy systems may not be successful. If proton therapy fails to be effective as a treatment modality, or if proton therapy fail to become widely utilized, our orders and revenues may not materialize.

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

We conduct business globally. Our international revenues accounted for approximately 51% and 49% of revenues from continuing operations during the third quarter of fiscal years 2009 and 2008, respectively. As a result, we must provide significant service and support on a worldwide basis, and we have sales and service offices located in Europe, Asia, South America and Australia. In addition, we have manufacturing and research operations in England, Germany, Switzerland, France, Finland and China. We also invested in the expansion of our China x-ray business through our acquisition of Pan-Pacific Enterprises, Inc. We have invested and will continue to invest substantial financial and management resources to develop an international infrastructure to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will be able to compete successfully in the international markets, generate new business, or meet the service and support needs of our customers there. Accordingly, our future results could be harmed by a variety of factors, including:

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

•

failure to obtain proper business licenses or other documentation, or to comply with local laws and requirements regarding conducting business in a foreign jurisdiction, which may result in civil or criminal penalties and restrictions on our ability to conduct business in a foreign jurisdiction;

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

In addition, we generally retain cash received through international operations in our local subsidiaries. As of July 3, 2009, 95% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation, and we would not receive the full benefit of such repatriation. Additionally, this could cause our overall tax rate to increase. This could cause our business and results of operations to suffer.

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

OUR RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED BY THE WORLDWIDE MACROECONOMIC DOWNTURN

Since 2008, general worldwide economic conditions have experienced a severe downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, volatile currency exchange rates and energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These macroeconomic conditions have deteriorated further in 2009. These conditions have shrunk capital equipment budgets, slowed decision-making, made financing for big ticket purchases more expensive and more time consuming, and made it difficult for our customers and our vendors to accurately forecast and plan future business activities. This, in turn, has caused and may cause our customers to freeze or dramatically reduce purchases and capital project expenditures, and may result in consolidation of our customers and disruption of supply as vendors consolidate or go out of business. A reduction in net orders or disruption in supply as affected and may in the future affect our operating results, financial condition and the price of VMS common stock. Furthermore, these conditions and their effects on our customers and vendors also make it difficult for us to accurately forecast and plan our future business activities. We cannot predict the timing or duration of the economic downturn or the timing or strength of a subsequent economic recovery, in general or specifically in the healthcare industry. If the healthcare market significantly deteriorates due to these macroeconomic effects, our business, financial conditions and results of operations will likely be materially and adversely affected.

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

Although we engage in hedging strategies that may offset the effect of fluctuations in foreign currency exchange rates, the protection these strategies provide will be affected by the timing of transactions, and the effectiveness of those strategies, the number of transactions that are hedged, forecast volatility and the extent of movement of foreign currency exchange rates. In particular, foreign currency exchange rates in worldwide currencies have been extremely volatile over short periods of time since the beginning of 2008. If our hedging strategies are not effective in offsetting the effect of fluctuations in foreign currency exchange rates, our revenues and other operating results may be harmed. In addition, because currencies fluctuate and we engage in hedging strategies over time, movement in foreign currency exchange rates could impact our financial results positively or negatively in one period and not another, and therefore make comparing our financial results from period to period more difficult.

In addition, long-term movements in foreign currency exchange rates could affect the competitiveness of our products. Even though sales of our products internationally occur predominantly in local currencies, our cost structure is weighted towards the U.S. dollar, and some of our competitors may have cost structures based in other currencies, so our overall margins and pricing competitiveness may be adversely affected. The weakening U.S. dollar that we have experienced over the last several years has made our pricing more competitive with our foreign competitors, which has been a contributor to our international order and revenue growth. The strengthening of the U.S. dollar against other countries’ currencies that we have experienced more recently has made and may continue to make our pricing less competitive and result in slower growth or declines in our international orders and revenues, which then could negatively affect our overall financial performance and results. Changes in monetary or other policies here and abroad, including as a result of the current economic downturn or in reaction thereto, or in the United States as a result of a change in the U.S. laws or regulations that will likely affect foreign currency exchange rates.

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

We are also subject to the U.S. Foreign Corrupt Practices Act, antitrust and anti-competition laws, and similar laws in foreign countries, any violation of which could create a substantial liability for us and also cause a loss of reputation in the market. From time to time, we may face audits or investigations by one or more domestic or foreign government agencies, compliance with which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties, which could adversely affect our business and financial results.

As we enter new businesses or pursue new business opportunities, we may become subject to laws, rules and regulations, such as FDA regulations applicable to clinical trials. Becoming familiar with and implementing the infrastructure necessary to comply with these laws, rules and regulations could be quite costly. In addition, failure to comply with these laws, rules and regulations could delay the introduction of new products and could adversely affect our business.

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

We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier, such as the radioactive sources for high-dose afterloaders, klystrons for linear accelerators, array sensors for use in our imaging panels, sesium iodide coatings for the arrays, and specialized integrated circuits, x-ray tube targets, housings, glassframes and various other x-ray tube components. If we lose any of these suppliers or if their operations were substantially interrupted, we would be required to obtain and qualify one or more replacement suppliers, which may then also require us to redesign or modify our products to incorporate new parts and/or further require us to obtain clearance, qualification or certification of such product by the FDA or other applicable regulatory approvals in other countries. Events like these could significantly increase costs for the affected product and likely cause material delays in delivery of that and other related products. Although we have obtained limited insurance to protect against business interruption loss, we cannot assure you that this insurance coverage will be adequate or that it will continue to remain available on acceptable terms, if at all. Additionally, some of these suppliers, including our single-source suppliers, supply components for certain of our rapidly growing product lines. Manufacturing capacity limitations of any of these suppliers or other inability of these suppliers to meet increasing demand could adversely affect us, resulting in curtailed growth opportunities for any of our product lines. Shortage of and greater demand for components and subassemblies could also increase manufacturing costs by increasing prices. Disruptions or loss of any of our limited- or sole-source components or subassemblies or the capacity limitations of the suppliers for these components or subassemblies, including the ones referenced above, could adversely affect our business and financial results and could damage our customer relationships. In addition, we rely upon the supplies of certain raw materials such as tungsten, lead and copper for Oncology Systems and SIP; copper, lead, tungsten, rhenium, molybdenum zirconium, and various high grades of steel alloy for X-ray Products, and high-grade steel and high-grade copper for the Varian Particle Therapy business. Demand for these raw materials both within the United States and from foreign countries, such as China, has increased dramatically over the last few years, resulting in limited supplies and significantly higher prices. Worldwide demand, availability and pricing of these raw materials have been volatile, and we expect that they will continue to fluctuate in the future. If supplies are restricted and prices increase, this could constrain our manufacturing of affected products, reduce our profit margins or otherwise adversely affect our business.

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

In addition, our SIP business is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection and customs revenue activities, all of which depend upon government budgets and appropriations that are subject to political changes, which may cause uncertainty and variability in the timing of orders. We have begun to see customers freeze or dramatically reduce purchases and capital project expenditures, or act cautiously as governments around the world wrestle with spending priorities. Thus, orders in any quarter or period are not necessarily directly correlated to the level of sales or revenues in any particular future quarter or period. This unpredictability in orders, sales and revenue timing could cause volatility in our revenues and earnings, and therefore the price of VMS common stock.

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

Our success will depend, in part, on our ability to expand our product offerings and grow our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, as a strategy to achieve quicker time to market for new products or technology, or to enter new markets, we may determine to grow our business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, in fiscal year 2008 we acquired Pan-Pacific, an independent distributor of medical x-ray tubes and other imaging components in China, and in fiscal year 2009 acquired certain assets of IKOE, a supplier of software used in the planning of radiotherapy and radiosurgery treatments. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, the completion of an acquisition could divert our management and key personnel from our business operations, which could harm our business and affect our financial results. Furthermore, even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products or technologies or employees into our operations, or may not be able to realize some of the synergies expected from an acquisition. The process of integration could be expensive, time-consuming and may strain our resources. For example, we may encounter challenges in the commercialization of new products and may have to invest more than originally anticipated in order to do so, as we are experiencing with the our proton therapy systems. These additional expenditures could be significant and could cause our results of operations to suffer. In many instances, integrating a new business will also involve implementing or improving internal controls appropriate for a public company at a business that lacks them. In addition, we may be unable to retain the employees of acquired companies, or the acquired company’s customers, suppliers, distributors or other partners for a variety of reasons, including the fact that these entities may be our competitors or may have close relationships with our competitors. Further, we may find that we need to restructure or divest acquired businesses, or assets of those businesses. Even with restructuring activities or divestitures, an acquisition may not produce the full efficiencies and benefits we expect. Consequently, we may not achieve anticipated growth or other benefits from an acquisition, which could harm our existing business. If we decide to sell assets or a business, as we have recently done with respect to Research Instruments, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, or at all, which could delay the accomplishment of our strategic objectives, or we may dispose of a business at a price or on terms that are less than we had anticipated. If we fail to achieve the anticipated growth from an acquisition, or if we decide to sell assets or a business, we may be required to recognize an impairment loss on the write down of our assets and goodwill, which could adversely affect our business and financial operations. In addition, acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges such as in-process research and development, any of which could harm our business and affect our financial results.

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

The U. S. government has in the past considered, is currently considering and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both private and public reimbursement for healthcare services. State and local governments, as well as a number of foreign governments, are also considering or have adopted these types of policies. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness and costs of different treatment technologies and modalities; imposing price controls on medical products and services providers; and other measures. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our products and services and our business. These include changes that may reduce reimbursement rates for procedures using our products and changes that may be proposed or implemented by the current U.S. Presidential administration or Congress. We believe that the current uncertainty created by the prospects of healthcare reform in the United States has impacted our Oncology Systems business, and we expect that this uncertainty will persist until there is greater clarity on healthcare reform. It is unclear which, if any, of the various U.S. healthcare reform policies currently being discussed and/or proposed might be enacted by the U.S. Congress and signed into law by the President. We are unable to predict: what healthcare reform legislation or regulations, if any, will be enacted in the United States or elsewhere; whether other healthcare legislation or regulations affecting our business may be proposed or enacted in the future; what effect any legislation or regulation would have on our business; or the effect ongoing uncertainty about these matters will have on the purchasing decisions of our customers.

In addition, sales of our healthcare products indirectly depend on whether adequate reimbursement is available to our customers for the treatment provided by those products from third-party healthcare payors, such as government healthcare insurance programs, including the Medicare and Medicaid programs, private insurance plans, health maintenance organizations and preferred provider organizations. Once Medicare has made a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually. Private third-party payors, although independent from Medicare, sometimes use portions of Medicare reimbursement policies and payment amounts in making their own reimbursement decisions. As a result, decisions by the Centers for Medicare and Medicaid Services to reimburse for a treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a treatment sometimes extend to third-party payor reimbursement policies and amounts for that treatment. Significant changes in the availability and amount of reimbursement for treatments using our products could influence our customers’ decisions. We have seen our customers’ decision-making process complicated by the currently proposed reduction in Medicare reimbursement rates for radiotherapy and radiosurgery at freestanding clinics in the United States, which we believe represents approximately 10% of Oncology Systems’ business. Additionally, proposed cuts to physician reimbursements for radiation oncology could negatively impact our business. Any significant cuts in these reimbursement rates, or other rates for radiotherapy, radiosurgery, proton therapy or brachytherapy, could further increase uncertainty, reduce demand for our products and have a material adverse effect on our revenues and stock price. We expect that uncertainty in North American radiation therapy capital spending will persist until there is greater clarity on reimbursement rates.

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

•	delay in the installation and/or acceptance of a product;

•	a change in a customer’s financial condition or ability to obtain financing; or

•	appropriate regulatory approvals or authorizations.

Our quarterly operating results may also be affected by a number of other factors, including:

•	changes in our or our competitors’ pricing or discount levels;

•	changes or anticipated changes in third-party reimbursement amounts or policies applicable to treatments using our products;

•	revenues becoming affected by seasonal influences;

•	timing of revenue recognition;

•	changes in foreign currency exchange rates;

•	changes in the relative portion of our revenues represented by our various products, including the relative mix between higher margin and lower margin products;

•	changes in the relative portion of our revenues represented by the international regions;

•	timing of the announcement, introduction and delivery of new products or product enhancements by us and by our competitors;

•	fluctuation in our effective tax rates resulting from various factors, which may or may not be known to us in advance;

•	disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services;

•	disruptions in our operations, including our ability to manufacture products, caused by events such as earthquakes, fires, floods, terrorist attacks or the outbreak of epidemic diseases;

•	changes in the general economic conditions or tightening of credit available to our customers in the regions in which we do business;

•	the possibility that unexpected levels of cancellations of orders may affect certain assumptions upon which we base our forecasts and predictions of future performance;

•	the impact of changing levels of sales on sole purchasers of certain of our x-ray products;

•	the unfavorable outcome of any litigation or administrative proceeding or inquiry;

•	misleading information in the financial community; and

•

accounting adjustments, such as those relating to accounting reserves for product recalls, reserves for excess and obsolete inventories, share-based compensation expense, accounting for income taxes, and adoption of new accounting pronouncements.

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

THE FINANCIAL RESULTS OF OUR VARIAN PARTICLE THERAPY BUSINESS MAY FLUCTUATE AND BE UNPREDICTABLE

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

In addition, many of the components used in proton therapy equipment require a long lead time, which may translate into an increase in our levels of inventory. This may cause fluctuations in the operating results of our Varian Particle Therapy business that may make it difficult to predict our operating results and to compare our financial results from period to period. This could have an adverse effect on the trading price of VMS common stock.

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

As our operations evolve over time, we may introduce new products or new technologies that require us to apply different accounting principles, including those regarding revenue recognition, than we have applied in past periods. For example, if we develop products that contain more software components, we may be required to recognize revenue for the software components together with the hardware components in accordance with software revenue recognition rules, which could delay recognition of some revenue. Additionally, while we recognize revenue for many of our Oncology Systems products in accordance with the provisions under Staff Accounting Bulletin No. 104 Revenue Recognition and SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Agreements, we recognize revenues for a proton therapy commissioning service contract and for certain highly customized image detection systems in the SIP business, under the percentage-of-completion method or the completed-contract method in accordance with the provisions under SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Product Type Contracts, or SOP 81-1, which affects the timing of revenue recognition. We could be required to apply these methods to other businesses in the future. Under the percentage-of-completion method of accounting, sales and gross profit are recognized as work is performed, based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Because the percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning dollar amounts to relevant accounting periods, and because the estimates must be periodically reviewed and appropriately adjusted, if our estimates prove to be inaccurate or circumstances change over time, we would be required to adjust revenues or even record a contract loss in later periods, and our financial results could suffer. Also, revenues related our proton therapy commissioning service contract is recognized under the completed contract method. If a loss is expected on a contract under the percentage-of-completion method and completed contract method, the estimated loss would be charged to cost of sales in the period the loss is identified. The application of different types of accounting principles and related potential adjustments may make it more difficult to compare our financial results from quarter to quarter, and the trading price of VMS common stock could suffer or become more volatile as a result.

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

We offer longer or extended payment terms for qualified customers in some circumstances. During the third quarter of fiscal year 2009, revenues recognized with longer or extended payment terms amounted to approximately 5% of total Oncology Systems revenues. While we qualify customers to whom we offer longer or extended payment terms, we cannot assure you that the financial positions of these customers will not change adversely over the longer time period given for payment. In such an event, we may experience an increase in payment defaults, which will affect our net earnings. Also, longer or extended payment terms have and may in the future result in an increase in our days sales outstanding.

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

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to the shares of common stock repurchased by us during the third quarter of fiscal year 2009.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 4, 2009 - May 1, 2009	—			—	8,000,000
May 2, 2009 - May 29, 2009	629	(2)	$35.33	—	8,000,000
May 30, 2009 - July 3, 2009	—			—	8,000,000

Total	629		$—	—

(1)	On July 24, 2007, VMS’s Board of Directors approved the repurchase up to 12,000,000 shares of VMS common stock during the period beginning on July 30, 2007 through December 31, 2008. During the first quarter of fiscal year 2009, the July 24, 2007 authorization expired with 4,342,000 shares unpurchased. On November 17, 2008, VMS’s Board of Directors approved the repurchase of 8,000,000 shares of VMS common stock over a period beginning on January 1, 2009 through December 31, 2009.
(2)	Consisted of 629 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding requirements for vested restricted common stock granted under the Company’s employee stock plans.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description
15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended July 3, 2009 and June 27, 2008; (ii) Condensed Consolidated Statements of Earnings for the nine months ended July 3, 2009 and June 27, 2008; (iii) Condensed Consolidated Balance Sheets at July 3, 2009 and September 26, 2008; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 3, 2009 and June 27, 2008; and (v) Notes to Condensed Consolidated Financial Statements for the nine months ended July 3, 2009.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Varian Medical Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC. (Registrant)

Dated: August 11, 2009	By:	/s/ ELISHA W. FINNEY
Elisha W. Finney
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended July 3, 2009 and June 27, 2008; (ii) Condensed Consolidated Statements of Earnings for the nine months ended July 3, 2009 and June 27, 2008; (iii) Condensed Consolidated Balance Sheets at July 3, 2009 and September 26, 2008; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 3, 2009 and June 27, 2008; and (v) Notes to Condensed Consolidated Financial Statements for the nine months ended July 3, 2009.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.