Form 10-Q
period 2010-01-01
VARIAN MEDICAL SYSTEMS INC
filed 2010-02-09
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 123,932,873 shares of common stock, par value $1 per share, outstanding as of January 29, 2010.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended January 1, 2010

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	January 1, 2010	January 2, 2009
Revenues:
Product	$410,197	$402,141
Service contracts and other	130,709	106,528

Total revenues	540,906	508,669

Cost of revenues:
Product	237,369	233,280
Service contracts and other	62,520	56,432

Total cost of revenues	299,889	289,712

Gross margin	241,017	218,957

Operating expenses:
Research and development	38,388	36,978
Selling, general and administrative	83,542	83,233

Total operating expenses	121,930	120,211

Operating earnings	119,087	98,746
Interest income	808	2,262
Interest expense	(1,104)	(953)

Earnings from continuing operations before taxes	118,791	100,055
Taxes on earnings	40,016	30,476

Earnings from continuing operations	78,775	69,579
Loss from discontinued operations, net of taxes	—	(782)

Net earnings	$78,775	$68,797

Net earnings per share - Basic
Continuing operations	$0.64	$0.56
Discontinued operations	$—	$—

Net earnings per share	$0.64	$0.56

Net earnings (loss) per share - Diluted
Continuing operations	$0.63	$0.56
Discontinued operations	$—	$(0.01)

Net earnings per share	$0.63	$0.55

Weighted average shares used in the calculation of:
Net earnings per share - Basic	123,690	123,818

Net earnings per share - Diluted	125,061	125,167

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	January 1, 2010	October 2, 2009 (1)
Assets

Current assets:
Cash and cash equivalents	$625,495	$553,529
Accounts receivable, net of allowance for doubtful accounts of $4,291 at January 1, 2010 and $4,347 at October 2, 2009	507,411	580,918
Inventories	350,845	321,861
Prepaid expenses and other current assets	95,534	71,751
Deferred tax assets	143,993	144,392

Total current assets	1,723,278	1,672,451

Property, plant and equipment, net	258,432	264,060
Goodwill	210,563	210,346
Other assets	165,721	161,391

Total assets	$2,357,994	$2,308,248

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$103,450	$116,093
Accrued expenses	275,427	304,402
Product warranty	50,728	50,823
Deferred revenues	154,795	130,588
Advance payments from customers	253,862	226,964
Short-term borrowings	4,296	4,445
Current maturities of long-term debt	9,010	9,005

Total current liabilities	851,568	842,320
Long-term debt	23,327	23,394
Other long-term liabilities	128,874	130,751

Total liabilities	1,003,769	996,465

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 124,357 and 125,281 shares issued and outstanding at January 1, 2010 and at October 2, 2009, respectively	124,357	125,281
Capital in excess of par value	521,208	516,478
Retained earnings	735,634	696,409
Accumulated other comprehensive loss	(26,974)	(26,385)

Total stockholders’ equity	1,354,225	1,311,783

Total liabilities and stockholders’ equity	$2,357,994	$2,308,248

(1)	The condensed consolidated balance sheet as of October 2, 2009 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In thousands)	January 1, 2010	January 2, 2009
Cash flows from operating activities:
Net earnings	$78,775	$68,797
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	8,845	10,706
Tax benefits from exercises of share-based payment awards	2,257	2,956
Excess tax benefits from share-based compensation	(1,430)	(2,996)
Depreciation	11,008	8,586
Amortization of intangible assets	927	931
Deferred taxes	(2,439)	(1,944)
Provision for doubtful accounts receivable	557	423
Net change in fair value of derivatives and underlying commitments	(432)	346
(Income) loss on equity investment in affiliate	(448)	7
Loss on sale or disposal of assets	2,043	28
Other	(304)	(819)
Changes in assets and liabilities:
Accounts receivable	68,670	10,926
Inventories	(39,700)	(44,958)
Prepaid expenses and other current assets	(14,547)	(3,626)
Accounts payable	(12,295)	(13,360)
Accrued expenses	(21,892)	14,434
Deferred revenues	24,207	16,800
Product warranty	145	(1,725)
Advance payments from customers	26,890	22,894
Other long-term liabilities	(170)	(3,844)

Net cash provided by operating activities	130,667	84,562

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,554)	(18,467)
Increase in cash surrender value of life insurance	(1,170)	(1,391)
Note repayment (receivable) from affiliate and other, net	(1,837)	169
Other, net	(5,119)	(2,428)

Net cash used in investing activities	(15,680)	(22,117)

Cash flows from financing activities:
Repurchases of common stock	(55,172)	(71,541)
Proceeds from issuance of common stock to employees	8,782	4,491
Excess tax benefits from share-based compensation	1,430	2,996
Employees’ taxes withheld and paid for restricted stock	(347)	(285)
Repayments of bank borrowings	(62)	(57)
Net borrowings under line of credit agreements	—	25,000
Other	(60)	(64)

Net cash used in financing activities	(45,429)	(39,460)

Effects of exchange rate changes on cash and cash equivalents	2,408	2,580

Net increase in cash and cash equivalents	71,966	25,565

Cash and cash equivalents at beginning of period	553,529	397,306

Cash and cash equivalents at end of period	$625,495	$422,871

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

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 2, 2009 (the “2009 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of January 1, 2010 and October 2, 2009, results of operations for the three months ended January 1, 2010 and January 2, 2009, and cash flows for the three months ended January 1, 2010 and January 2, 2009. The results of operations for the three months ended January 1, 2010 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2010 is the 52-week period ending October 1, 2010, and fiscal year 2009 was the 53-week period that ended on October 2, 2009. The fiscal quarter ended January 1, 2010 was a 13-week period and the fiscal quarter ended January 2, 2009 was a 14-week period.

Reclassifications

Certain financial statement items have been reclassified to conform to the current fiscal year’s format. These reclassifications had no impact on previously reported net earnings.

Discontinued Operations

As discussed in Note 16 “Discontinued Operations,” the Company has classified the assets and liabilities of the scientific research instruments business (“Research Instruments”) of ACCEL Instruments GmbH (“ACCEL,” which has since changed its name to Varian Medical Systems Particle Therapy GmbH) as discontinued operations and presented its operating results as a discontinued operation in the Condensed Consolidated Statements of Earnings for all periods presented. Because amounts related to Research Instruments in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows were not material for any period presented, the Company has not segregated them from continuing operations. Unless noted otherwise, discussion in these notes pertains to the Company’s continuing operations.

Principles of Consolidation

The consolidated financial statements include those of VMS and its subsidiaries. Intercompany balances, transactions, and stock holdings have been eliminated in consolidation.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Subsequent Events

The Company has evaluated subsequent events through February 9, 2010, the date the Company filed its Quarterly Report on Form 10-Q for the quarter ended January 1, 2010.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts, accounts payable and short-term borrowings, approximate fair value due to their short maturities. The fair value of the Company’s long-term debt was estimated to be $34.7 million at January 1, 2010 and $34.8 million at October 2, 2009. The estimated fair value of long-term debt was based on the then-current rates available to the Company for debt of similar terms and remaining maturities. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Revenue Recognition

The Company’s revenues are derived primarily from the sale of hardware and software products, and related services and contracts from the Company’s Oncology Systems, X-ray Products, Security and Inspection Products (“SIP”) and Varian Particle Therapy businesses. The Company recognizes its revenues net of any value added or sales tax and net of sales discounts.

Hardware Products

Except as described below under “Service Contracts and Other,” the Company recognizes revenues for hardware products in accordance with Accounting Standard Codification (“ASC”) 605, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. For an arrangement with multiple deliverables, the Company recognizes product revenues in accordance with ASC 605-25 and 985-605, with revenues allocated among the different elements. Except for government tenders, group purchases and orders with letters of credit, the Company typically requires its customers to provide a down payment prior to transfer of risk of loss of ordered products or prior to performance under service contracts. These down payments are recorded as “Advance payments from customers” in the Condensed Consolidated Balance Sheets.

For Oncology Systems and SIP hardware products with installation obligations, the Company recognizes as revenues a portion of the product purchase price upon transfer of risk of loss and defers revenue recognition on the portion associated with product installation until “acceptance,” provided that all other criteria for revenue recognition have been met. The portion deferred is the greater of the fair market value of the installation services for such products or the amount of payment contractually linked to the “acceptance.” However, when (a) all of the purchase price for the hardware product is conditioned upon “acceptance,” (b) the hardware product does not have value to the customer on a standalone basis or (c) there is no objective and reliable evidence of the fair value of the undelivered item, then the Company defers all revenues until “acceptance” in accordance with the treatment for “delivered items” under ASC 605-25.

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

The Company does not have installation obligations for x-ray tubes, digital image detectors, spare parts and certain hardware products in Oncology Systems and the SIP business. For the products that do not include installation obligations, the Company recognizes revenues upon the transfer of risk of loss, which is either at the time of shipment or delivery, depending upon the shipping terms of the contract, provided that all other revenue recognition criteria have been met.

Software Products

Except as described below under “Service Contracts and Other,” the Company recognizes revenues for software products in accordance with ASC 985-605. The Company recognizes license revenues when all of the following criteria have been met: persuasive evidence of an arrangement exists, the vendor’s fee is fixed or determinable, collection of the related receivable is probable, delivery of the product has occurred and the Company has received from the customer an acceptance form acknowledging installation and substantial conformance with the Company’s specifications (as set forth in the user manual) for such product, or upon verification of installation when customer acceptance is not required to be received, or upon the expiration of an acceptance period, provided that all other criteria for revenue recognition have been met. Revenues earned on software arrangements involving multiple elements are allocated to each element based on vendor-specific objective evidence of the fair value (“VSOE”), which is based on the price charged when the same element is sold separately. In instances when evidence of VSOE of all undelivered elements exists, but evidence does not exist for one or more delivered elements, revenues are recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).

Installation of the Company’s software products may involve a certain amount of customer-specific implementation to enable the software product to function within the customer’s operating environment (i.e., with the customer’s information technology network and other hardware, with the customer’s data interfaces and with the customer’s administrative processes) and substantially in conformance with the Company’s specifications (as set forth in the user manual) for such product. With these software products, customers do not have full use of the software (i.e., functionality) until the software is installed as described above and functioning within the customer’s operating environment. Therefore, the Company recognizes 100% of such software revenues upon receipt from the customer of the Company’s acceptance form acknowledging installation and such substantial conformance, or upon verification of installation when the Company is not required to receive customer acceptance, or upon the expiration of an acceptance period, provided that all other criteria for revenue recognition have been met.

The Company does not have installation obligations for certain brachytherapy and SIP software products. For software products that do not include installation obligations, the Company recognizes revenues upon the transfer of risk of loss, which is either at the time of shipment or delivery, depending upon the shipping terms of the contract, provided that all other criteria for revenue recognition have been met.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Service Contracts and Other

Revenues related to service contracts are recognized ratably over the period of the related contracts. Revenues related to services performed on a time-and-materials basis are recognized when they are earned and billable.

Revenues related to certain proton therapy commissioning service contracts and highly customized image detection systems are recognized under the percentage-of-completion method or the completed-contract method in accordance with contract accounting. Revenues recognized under the percentage-of-completion method are primarily based on contract costs incurred to date compared with total estimated contract costs. Estimated losses on contracts are charged to cost of sales in the period when the loss is identified.

Deferred Revenue

Deferred revenue includes (i) the amount equal to the greater of the fair value of the installation services for hardware products or the amount of the payment that is contractually linked to acceptance and (ii) the entire sale price applicable to products shipped but for which installation and/or final acceptance have not been completed. Deferred costs associated with deferred revenues are included in “Inventories” in the Condensed Consolidated Balance Sheets.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new accounting standards for business combinations under ASC 805, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The new standards also establish disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued additional standards under ASC 805-20 to clarify initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company adopted the new standards related to business combinations under ASC 805 at the beginning of fiscal year 2010. The impact of the adoption of these new standards depends on the nature and extent of business combinations occurring on or after the beginning of fiscal year 2010. The Company did not acquire any business in the first quarter of fiscal year 2010.

In December 2007, the FASB established new accounting and reporting standards under ASC 810 for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The new accounting standards under ASC 810 also establish disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company adopted the new standards under ASC 810 at the beginning of fiscal year 2010. The adoption of these new standards under ASC 810 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2008, the FASB ratified an Emerging Issues Task Force (“EITF”) Issue, which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The Company adopted the new standards, which are included in ASC 323-10 at the beginning of fiscal year 2010. The adoption of this new standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued an update to ASC 820. This Accounting Standards Update (“ASU”) No. 2009-5, Measuring Liabilities at Fair Value (“ASU 2009-5”) amends the provisions in ASC 820 related to the fair value measurement of liabilities and clarifies valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-5 is intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. The Company adopted ASU 2009-5 at the beginning of fiscal year 2010. The adoption of ASU 2009-5 concerns disclosure only and did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In December 2008, the FASB issued new standards under ASC 715-20, which provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other post-retirement plan and requires employers to disclose information about fair value measurements of plan assets. The new standards under ASC 715-20 will be effective for the Company as of the end of fiscal year 2010. The adoption of these new standards concerns disclosure only and the Company does not expect it to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued the consolidation guidance for variable-interest entities to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable-interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable-interest entity that most significantly impact the entity’s economic performance. These new standards will be effective for the Company in the first quarter of fiscal year 2011. The Company is currently assessing the potential impact, if any, these new standards may have on its consolidated financial position, results of operations and cash flows.

In October 2009, the FASB issued an update to ASC 605. This ASU No. 2009-13, Multiple Deliverable Revenue Arrangements (“ASU 2009-13”), provides guidance on whether multiple deliverables in a revenue arrangement exist, how the arrangement should be separated and how the consideration should be allocated. ASU 2009-13 eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted if the Company elects to adopt ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”) concurrently. The Company is currently evaluating the potential impact of ASU 2009-13 on its consolidated financial position, results of operations and cash flows.

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

2. BALANCE SHEET COMPONENTS:

The components of inventories were as follows:

(In millions)	January 1, 2010	October 2, 2009
Inventories:
Raw materials and parts	$202.6	$183.1
Work-in-progress	47.0	54.7
Finished goods	101.2	84.1

Total inventories	$350.8	$321.9

The components of other long-term liabilities were as follows:

(In millions)	January 1, 2010	October 2, 2009
Long-term income taxes payable	$67.2	$67.8
Other	61.7	63.0

Total other long-term liabilities	$128.9	$130.8

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The “Other” category of other long-term liabilities primarily consisted of accruals for environmental costs, accrued pension and post-retirement benefits, deferred income tax liabilities and deferred rental income.

3. FAIR VALUE

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. There is a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities are valued using Level 1 and Level 2 inputs. Level 1 instrument valuations are obtained from quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations include valuations obtained from quoted prices for identical assets in markets that are not active. In addition, the Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. The Company’s derivative instruments are short-term in nature, typically one month to twelve months in duration. As of January 1, 2010, the Company did not have any financial assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 instruments).

Effective October 3, 2009, the Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets that are measured at fair value on a recurring basis. There were no liabilities that were measured at fair value as of January 1, 2010 and October 2, 2009.

	Fair Value Measurement Using
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at January 1, 2010:
Money market funds	$58.7	$—	$—	$58.7
Derivative assets	—	1.6	—	1.6

Total assets measured at fair value	$58.7	$1.6	$—	$60.3

Assets at October 2, 2009:
Money market funds	$85.0	$—	$—	$85.0

Total assets measured at fair value	$85.0	$—	$—	$85.0

	Fair Value Measurement Using
Line Item in Condensed Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at January 1, 2010:
Cash and cash equivalents	$57.6	$—	$—	$57.6
Prepaid expenses	—	1.6	—	1.6
Other assets	1.1	—	—	1.1

Total assets measured at fair value	$58.7	$1.6	$—	$60.3

Assets at October 2, 2009:
Cash and cash equivalents	$84.0	$—	$—	$84.0
Other assets	1.0	—	—	1.0

Total assets measured at fair value	$85.0	$—	$—	$85.0

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

4. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” in the Condensed Consolidated Balance Sheets as follows:

(In millions)	January 1, 2010	October 2, 2009
Intangible Assets:
Acquired existing technology	$20.8	$20.8
Patents, licenses and other	18.5	15.2
Customer contracts and supplier relationship	10.4	10.4
Accumulated amortization	(38.1)	(37.2)

Net carrying amount	$11.6	$9.2

Amortization expense for intangible assets was $0.9 million and $0.9 million for the three months ended January 1, 2010 and January 2, 2009, respectively. The Company estimates amortization expense on a straight-line basis for the remaining nine months of fiscal year 2010, fiscal years 2011 through 2014 and thereafter, to be as follows (in millions): $2.5, $2.7, $1.9, $1.4, $0.6 and $2.5, respectively.

The following table reflects the activity of goodwill by reportable operating segment for the three months ended January 1, 2010:

(In millions)	Oncology Systems	X-ray Products	Other	Total
Balance at October 2, 2009	$126.7	$2.7	$80.9	$210.3
Payment or accrual of contingent consideration	—	1.5	—	1.5
Foreign currency translation adjustments	—	—	(1.2)	(1.2)

Balance at January 1, 2010	$126.7	$4.2	$79.7	$210.6

5. RELATED PARTY TRANSACTIONS

In fiscal years 1999 and 2000, VMS invested a total of $5 million in a three member consortium for a 20% ownership interest in dpiX Holding LLC (“dpiX Holding”), which in turn invested $25 million for an 80.1% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin-film transistor arrays (“flat panels”) for the Company’s X-ray Products’ digital image detectors and for its Oncology Systems’ On-Board Imager® (“OBI”), and PortalVisionTM imaging products. VMS had the right to appoint one manager of the five person board of managers. In accordance with the dpiX Holding agreement, net losses were to be allocated to the three members, in succession, until their capital accounts equaled zero, then to the three members in accordance with their ownership interests. The dpiX Holding agreement also provided that net profits were to be allocated to the three members, in succession, until their capital accounts equaled the net losses previously allocated, then to the three members in accordance with their ownership interests.

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

The investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded a gain on the equity investment in dpiX Holding of $0.5 million in the three months ended January 1, 2010 and a loss of $7,000 in the three months ended January 2, 2009. Income and losses on the equity investment in dpiX Holding are included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings.

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

In February 2008, VMS agreed to loan $1.6 million to dpiX, with the loan bearing interest at prime plus 1% per annum. The principal balance is due and payable to VMS in twelve equal quarterly installments beginning in January 2010; interest is payable in full according to a quarterly schedule which began in April 2008; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable thereunder, is due and payable on October 10, 2012. The note receivable from dpiX was $1.6 million at both January 1, 2010 and October 2, 2009. The current portion of the note receivable was included in “Prepaid expense and other current assets” and the long-term portion was included in “Other Assets” in the Condensed Consolidated Balance Sheets.

In February 2009, VMS agreed to loan an additional $14 million to dpiX in four separate installments over a period through the first half of fiscal year 2010. The loan bears interest at prime plus 1% per annum. The principal balance is due and payable to VMS in four installments beginning in December 2011; interest is payable in full according to a quarterly schedule which began in April 2009; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable thereunder, is due and payable on September 10, 2012. As of January 1, 2010, VMS had loaned $8.8 million to dpiX under this loan agreement. The current portion of the note receivable was included in “Prepaid expense and other current assets” and the long-term portion was included in “Other Assets” in the Condensed Consolidated Balance Sheets.

In March 2006, VMS and the other member of dpiX Holding agreed to invest an aggregate $92 million in dpiX Holding, with each member’s contribution based on its percentage ownership interest in dpiX Holding, for dpiX to acquire and construct a manufacturing facility in Colorado to increase its production capacity. As of January 1, 2010 and October 2, 2009, VMS’s contribution of $36.8 million to dpiX Holding for the Colorado manufacturing facility was included in “Other assets” in the Condensed Consolidated Balance Sheets.

During the three months ended January 1, 2010 and January 2, 2009, the Company purchased glass transistor arrays from dpiX totaling approximately $13.1 million and $7.8 million, respectively. These purchases of flat panels are included as a component of “Inventory” in the Condensed Consolidated Balance Sheets and “Cost of revenues - product” in the Condensed Consolidated Statements of Earnings for these periods.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

6. PRODUCT WARRANTY

The following table reflects the changes in the Company’s accrued product warranty during the three months ended January 1, 2010 and January 2, 2009:

	Three Months Ended
(In millions)	January 1, 2010	January 2, 2009
Accrued product warranty, at beginning of period	$50.8	$51.1
Charged to cost of revenues	12.5	11.2
Actual product warranty expenditures	(12.6)	(13.3)

Accrued product warranty, at end of period	$50.7	$49.0

7. CREDIT FACILITY

In July 2007, VMS entered into a credit agreement with Bank of America, N.A. (“BofA”) providing for an unsecured revolving credit facility that enabled the Company to borrow and have outstanding at any given time a maximum of $100 million (the “BofA Credit Facility”). On November 10, 2008, VMS amended and restated the BofA Credit Facility to increase the credit facility to $150 million and collateralize a portion of the credit facility with a pledge of stock of certain of the VMS’s present and future subsidiaries that are deemed to be material subsidiaries. As of January 1, 2010, VMS has pledged to BofA 65% of the voting shares that it holds in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary.

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

As of January 1, 2010, there was no outstanding balance under the Amended BofA Credit Facility other than $4.3 million outstanding under the Japanese Line of Credit with a weighted average interest rate of 1.55%. As of October 2, 2009, there was no outstanding balance under the Amended BofA Credit Facility other than $4.4 million outstanding under the Japanese Line of Credit with a weighted average interest rate of 1.55%. Up to $25 million of these facilities could also be used to support letters of credit issued on behalf of the Company, of which none were outstanding as of January 1, 2010 and October 2, 2009.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The Amended BofA Credit Facility contains customary affirmative and negative covenants for facilities of this type. The Company has also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets. For all periods presented, the Company was in compliance with all covenants.

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

The fair values of derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	January 1, 2010	October 2, 2009	Balance Sheet Location	January 1, 2010	October 2, 2009
(In millions)		Fair Value	Fair Value		Fair Value	Fair Value
Derivative designated as hedging instruments:
Foreign exchange forward contracts	Prepaid Expenses	$1.6	$—	Accrued liabilities	$—	$—

Total derivatives		$1.6	$—		$—	$—

See Note 3, “Fair Value” and “Valuation of Derivative Instruments” under Critical Accounting Estimates in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding valuation of the Company’s derivative instruments. Also see Note 1, “Significant Accounting Policies” to the Consolidated Financial Statements of the Company’s 2009 Annual Report regarding credit risk associated with the Company’s derivative instruments.

Cash Flow Hedging Activities

The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and may hedge certain of the larger foreign currency transactions when they are not transacted in the subsidiaries’ functional currency. These foreign currency sales transactions are hedged using forward exchange contracts. The Company may use other derivative instruments in the future. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts range from one to twelve months in maturity. As of January 1, 2010, the Company did not have any forward exchange contracts with an original maturity greater than twelve months.

The hedges of foreign currency denominated forecasted revenues are accounted for in accordance with ASC 815, pursuant to which the Company has designated its hedges of forecasted foreign currency revenues as cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges under ASC 815, the Company formally documents for each derivative contract at the hedge’s inception the relationship between the hedging instrument (forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, as well as its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instrument in “Accumulated other comprehensive income (loss)” and reclassifies these amounts into “Revenues” in the period during

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any ineffective portion of the hedge in “Revenues,” and amounts not included in the assessment of effectiveness in “Cost of revenues” in the Condensed Consolidated Statements of Earnings. During the three months ended January 1, 2010 and January 2, 2009, there were no material gains or losses due to hedge ineffectiveness of cash flow hedges and the Company did not discontinue any cash flow hedges that had a material impact on the Company’s results of operations. At the inception of the hedge, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of January 1, 2010, all forecasted cash flows were still probable to occur. As of January 1, 2010, net unrealized gain on derivative instruments of $1.1 million, before tax, was included in “Accumulated other comprehensive income (loss),” and is expected to be reclassified to net earnings over the next twelve months.

The Company had the following outstanding foreign exchange forward contracts that were entered into to hedge forecasted revenues:

Notional Value Sold
(In millions)	January 1, 2010
Euro	$29.6
Japanes yen	25.3

$54.9

The following table presents the amounts, before tax, recognized in accumulated other comprehensive income (loss) and in the Condensed Consolidated Statements of Earnings that are related to the effective portion of the foreign exchange forward contracts designated as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)
	Three Months Ended		Comprehensive Income	Three Months Ended
(in millions)	January 1, 2010	January 2, 2009	into Net Earnings (Effective Portion)	January 1, 2010	January 2, 2009
Foreign exchange contracts	$1.2	$3.7	Revenues	$—	$1.2

For the three months ended January 1, 2010 and January 2, 2009, there were no amounts recognized in the Condensed Consolidated Statements of Earnings that are related to (i) the ineffective portion of the cash flow hedges and (ii) the amount excluded from effectiveness testing of the cash flow hedges.

Balance Sheet Hedging Activities

The Company also hedges balance sheet exposures from its various subsidiaries and business units, where the U.S. dollar is the functional currency. The Company enters into foreign currency forward exchange contracts to minimize the short-term impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency. The foreign currency forward exchange contracts are short term in nature, typically with maturity of approximately one month, and are based on the net forecasted balance sheet exposure. These hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment and are not designed as hedging instruments under ASC 815. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings. Changes in the

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

values of these hedging instruments are offset by changes in the values of foreign currency denominated assets and liabilities. Variations from the forecasted foreign currency assets or liabilities, coupled with a significant currency movement, may result in a material gain or loss if the hedges are not effectively offsetting the change in value of the foreign currency asset or liability. Other than foreign exchange hedging activities, the Company has no other free-standing or embedded derivative instruments.

The Company had the following outstanding foreign exchange forward contracts that were entered into to hedge balance sheet exposures from its various foreign subsidiaries and business units:

	At January 1, 2010
(In millions)	Notional Value Sold	Notional Value Purchased
Australian dollar	$7.8	$—
Canadian dollar	10.5	—
Danish krone	—	1.7
Euro	130.6	—
Indian rupee	3.6	—
Japanese yen	57.7	—
Norwegian krone	0.3	—
Swedish krona	2.1	5.9
Swiss franc	—	57.6

Totals	$212.6	$65.2

The following table presents the gains (losses) recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward exchange contracts that are not designated as hedging instruments under ASC 815.

Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Net Earnings on Derivative
	Three Months Ended
(In millions)	January 1, 2010	January 2, 2009
Selling, general and administrative expenses	$3.6	$7.9

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the remeasurement of monetary assets and liabilities denominated in certain currencies other than the U.S. dollar functional currency.

Contingent Features

Certain of the Company’s derivative instruments are subject to a master netting agreement which contains provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. The counterparty’s right of set-off is not limited to the derivative instruments and applies to other rights held by the counterparty. Pursuant to the master netting agreement, an event of default includes the Company’s failure to pay the counterparty under the derivative instruments, voluntary or involuntary bankruptcy, the Company’s failure to repay an aggregate of $25 million or more in debts, and deterioration of creditworthiness of the surviving entity when the Company merges or transfers its assets or liabilities to another entity. As of January 1, 2010 and October 2, 2009, the Company did not have significant outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

9. COMMITMENTS AND CONTINGENCIES

Commitments

In October 2008, VMS consummated an agreement with Varian, Inc. (“VI”), under which VI would surrender its sublease of a building containing approximately 210,000 square feet of floor space and the related leasehold interest for the land. The term of this sublease expires in the year 2056. This building, which is located adjacent to the Company’s corporate headquarters in Palo Alto, California, is intended to support the growth of the Company’s operations and its longer term objective of co-locating certain of its operations. Pursuant to this agreement, VI agreed to surrender the space in the building to the Company over a period which began in October 2008 and which ends in June 2010 and the Company agreed to pay VI an aggregate of $21 million in cash and assume the obligations of sublessor under a below-market rate sublease to a third party for a portion of the building. As of January 1, 2010, $5 million had been paid to VI pursuant to this agreement and the remaining $16 million will be payable in June 2010.

Environmental Remediation Liabilities

The Company’s operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of the Company’s past and present operations and facilities, the Company oversees various environmental cleanup projects and also reimburses certain third parties for cleanup activities. Those include facilities sold as part of the Company’s electron devices business in 1995 and thin film systems business in 1997. In addition, the U.S. Environmental Protection Agency (“EPA”) or third parties have named the Company as a potentially responsible party under the amended Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”), at sites to which the Company or the facilities of the sold businesses were alleged to have shipped waste for recycling or disposal (the “CERCLA sites”). In connection with the CERCLA sites, the Company to date has been required to pay only modest amounts as its contributions to cleanup efforts. Under the agreement that governs the spin-offs of VI and Varian Semiconductor Equipment Associates, Inc. (“VSEA”), VI and VSEA are each obligated to indemnify the Company for one-third of the environmental cleanup costs associated with corporate, discontinued or sold operations prior to the spin-offs (after adjusting for any insurance proceeds or tax benefits received by the Company), as well as fully indemnify the Company for other liabilities arising from the operations of the business transferred to it as part of the spin-offs.

The Company spent $0.3 million and $0.2 million (net of amounts borne by VI and VSEA) during the three months ended January 1, 2010 and January 2, 2009, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.

Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of January 1, 2010, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $2.8 million to $7.1 million. The time frames over which these cleanup project costs are estimated vary, ranging from 1 year up to 30 years as of January 1, 2010. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $2.8 million for these cleanup projects as of January 1, 2010. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.

The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of January 1, 2010, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in total from $7.2 million to $36.1 million. The time frames over which these costs are estimated to be incurred vary, ranging from 1 year to 30 years as of January 1, 2010. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $15.5 million at January 1, 2010. Accordingly, the Company has accrued $11.3 million for these costs, which represents the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $2.8 million described in the preceding paragraph.

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

The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. The Company recorded receivables from that insurer of $2.8 million both at January 1, 2010 and at October 2, 2009, which were included in “Other assets” in the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.

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

Acquisition-Related Commitments/Obligations

When the Company acquired ACCEL in January 2007, ACCEL was involved in a contract-related lawsuit, which the Company settled by agreeing to perform certain services for a fixed price contract (the “Fixed Price Contract”). As of October 2, 2009, the Company had recorded a loss accrual of €7.6 in relation to the Fixed Price Contract. In the first quarter of fiscal year 2010, the Company entered into a new contract (the “New Contract”) to perform certain services for a fixed price and the Company recorded a loss accrual of €0.9 million in connection with the New Contract. As of January 1, 2010, the balance of the loss accrual related to this contingency was €0.8 million. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Consolidated Statement of Earnings in the periods these variances arise.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

10. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Three Months Ended
(In thousands)	January 1, 2010	January 2, 2009
Defined Benefit Plans
Service cost	$622	$500
Interest cost	1,263	1,221
Expected return on plan assets	(1,246)	(1,273)
Amortization of prior service cost	37	37
Recognized actuarial loss	418	269

Net periodic benefit cost	$1,094	$754

Post-Retirement Benefit Plans
Interest cost	$79	$91
Amortization of transition amount	18	123
Amortization of prior service cost	1	1
Recognized actuarial (gain) loss	16	(8)

Net periodic benefit cost	$114	$207

The Company made contributions to the defined benefit plans of $2.0 million during the three months ended January 1, 2010. The Company currently expects total contributions to the defined benefit plans for fiscal year 2010 will be approximately $5.7 million. The Company made contributions to the post-retirement benefit plans of $0.1 million during the three months ended January 1, 2010. The Company currently expects total contributions to the post-retirement benefit plans for fiscal year 2010 will be approximately $0.5 million.

Because amounts related to retirement plans of Research Instruments, which is classified as a discontinued operation, were not material for any period presented, the Company has not segregated them from continuing operations in this note. See Note 16, “Discontinued Operations.”

11. INCOME TAXES

The Company’s effective tax rate was 33.7% for the three months ended January 1, 2010, compared to 30.5% for the same period of fiscal year 2009. The increase in the Company’s effective tax rate for the three-month period ended January 1, 2010 was primarily a result of the inclusion in the year-ago period of a greater net benefit for discrete items, primarily related to the release of certain liabilities for uncertain tax positions as a result of the lapse of the statutes of limitation in various jurisdictions, and the benefit of the retroactive reinstatement of the federal research and development credit.

The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes.

The total amount of unrecognized tax benefits did not change by a significant amount during the three months ended January 1, 2010; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as a result of lapses of the statutes of limitation and audit settlements in various jurisdictions. It is reasonably possible that the Company’s unrecognized tax benefits will decrease within the next 12 months. Unrecognized tax benefits of approximately $14.0 million related to the tax treatment of certain timing differences may be reduced if the Internal Revenue Service consents to a tax accounting method change that the Company has requested.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

12. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On November 17, 2008, VMS’s Board of Directors authorized the repurchase of 8,000,000 shares of VMS common stock from January 1, 2009 through December 31, 2009. During the three months ended January 1, 2010, the Company paid $55.2 million to repurchase 1,250,000 shares of VMS common stock. All shares that have been repurchased have been retired. The November 17, 2008 authorization expired on December 31, 2009 with 6,050,000 shares available for repurchase. On November 13, 2009, the Company’s Board of Directors authorized the repurchase of an additional 5,000,000 shares of VMS common stock from January 1, 2010 through December 31, 2010.

Comprehensive Earnings

The components of comprehensive earnings are as follows:

	Three Months Ended
(In thousands)	January 1, 2010	January 2, 2009
Net earnings	$78,775	$68,797

Other comprehensive income, net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of transition obligation included in net periodic benefit cost	11	76
Amortization of prior service cost included in net periodic benefit cost	33	33
Amortization of net actuarial loss included in net periodic benefit cost	331	189

	375	298

Unrealized gain on derivatives:
Increase (decrease) in unrealized gain	716	2,293
Reclassification adjustments	(14)	(721)

	702	1,572

Currency translation adjustment	(1,666)	(1,882)

Other comprehensive income (loss)	(589)	(12)

Total comprehensive earnings	$78,186	$68,785

Because amounts related to Research Instruments, which is classified as a discontinued operation, were not material for any period presented, the Company has not segregated them from continuing operations in this note. See Note 16 “Discontinued Operations” for a detailed discussion.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

13. EMPLOYEE STOCK PLANS

The table below summarizes the share-based compensation expense under ASC 718:

	Three Months Ended
(In thousands, except per share amounts)	January 1, 2010	January 2, 2009
Cost of revenues - Product	$891	$1,076
Cost of revenues - Service contracts and other	659	1,041
Research and development	1,071	1,249
Selling, general and administrative	6,224	7,340
Taxes on earnings	(3,133)	(3,464)

Net decrease in net earnings	$5,712	$7,242

Increase (decrease) on:
Cash flows from operating activities (1)	$(1,430)	$(2,996)
Cash flows from financing activities (1)	$1,430	$2,996

(1)	Amounts represent excess tax benefits from share-based compensation.

During the three months ended January 1, 2010, total share-based compensation expense recognized in earnings before taxes was $8.8 million and the total related recognized tax benefit was $3.1 million. During the three months ended January 2, 2009, total share-based compensation expense recognized in earnings before taxes was $10.7 million and the total related recognized tax benefit was $3.5 million. Total share-based compensation expense capitalized as part of inventory for the three months ended January 1, 2010 was $0.2 million. Total share-based compensation expense capitalized as part of inventory for the three months ended January 2, 2009 was $0.5 million.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

No options were granted in the three months ended January 2, 2009. The fair value of options granted in the three months ended January 1, 2010 was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

Three Months Ended January 1, 2010
Employee Stock Option Plans
Expected term (in years)	4.42
Risk-free interest rate	2.0%
Expected volatility	37.6%
Expected dividend	—
Weighted average fair value at grant date	$15.27

In May 2009, as part of a broader set of cost control initiatives, VMS’s Board of Directors authorized the suspension of the Employee Stock Purchase Plan beginning in October 2009. The option component of the Employee Stock Purchase Plan shares for the three months ended January 2, 2009 was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

Three Months Ended January 2, 2009
Employee Stock Purchase Plan
Expected term (in years)	0.50
Risk-free interest rate	0.5%
Expected volatility	45.8%
Expected dividend	—
Weighted average fair value at grant date	$15.86

Activity under the Company’s employee stock plans is presented below:

	Options Outstanding
(In thousands, except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (2)
Balance at October 2, 2009	5,352	11,853	$40.59
Granted	(10)	10	45.22
Cancelled or expired (1)	129	(84)	49.75
Exercised	—	(343)	25.59

Balance at January 1, 2010	5,471	11,436	$40.97	4.9	$89,075

Exercisable at January 1, 2010		9,939	$40.86	4.7	$78,962

(1)	The difference between the number of shares subject to options outstanding and the number of shares available for grant under the Company’s employee stock plans represents (a) the cancellation of shares of restricted common stock due to employee terminations and (b) the cancellation of shares of restricted common stock that were tendered to VMS to satisfy employee tax withholding obligations for vested restricted common stock.
(2)	The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $46.85 as of December 31, 2009, that last trading date of the first quarter of fiscal year 2010, and which would have been received by the option holders had all option holders exercised and sold their options as of that date.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

As of January 1, 2010, there was $10.4 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.6 years.

The activity for restricted stock and deferred stock units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant- Date Fair Value
Balance at October 2, 2009	1,172	$42.89
Granted	—	—
Vested	(21)	50.27
Cancelled or expired	(10)	43.62

Balance at January 1, 2010	1,141	$42.75

As of January 1, 2010, unrecognized compensation expense totaling $32.0 million was related to restricted stock and deferred stock units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.2 years.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended
(In thousands, except per share amounts)	January 1, 2010	January 2, 2009
Earnings from continuing operations	$78,775	$69,579
Loss from discontinued operations, net of taxes	—	(782)

Net earnings	$78,775	$68,797

Basic weighted average shares outstanding	123,690	123,818
Dilutive effect of potential common shares	1,371	1,349

Diluted weighted average shares outstanding	125,061	125,167

Net earnings per share - basic:
Continuing operations	$0.64	$0.56
Discontinued operations	—	—

Net earnings per share	$0.64	$0.56

Net earnings (loss) per share - diluted:
Continuing operations	$0.63	$0.56
Discontinued operations	—	(0.01)

Net earnings per share	$0.63	$0.55

The Company excludes shares underlying stock options from the computation of diluted weighted average shares outstanding if the per share value, including the sum of (a) the exercise price of the options and (b) the amount of the compensation cost attributed to future services and not yet recognized, is greater than the average market price of the shares, because the inclusion of the shares underlying these stock options would be antidilutive to earnings per share. Accordingly, stock options to purchase 5,992,106 shares at an average exercise price of $49.49 per share were excluded from the computation of diluted weighted average shares outstanding for the three months ended January 1, 2010. For the three months ended January 2, 2009, stock options to purchase 5,646,302 shares at an average exercise price of $50.70 per share were excluded from the computation of diluted weighted average shares outstanding.

15. SEGMENT INFORMATION

The Company’s operations are grouped into two reportable operating segments: Oncology Systems and X-ray Products. These reportable operating segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. The Company’s Ginzton Technology Center (“GTC”), SIP business and Varian Particle Therapy (previously known as ACCEL Proton Therapy) are reflected in the “Other” category because these operations do not meet the criteria of a reportable operating segment. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table summarizes selected operating results information for each business segment:

	Three Months Ended
(In millions)	January 1, 2010	January 2, 2009
Revenues
Oncology Systems	$430	$398
X-ray Products	91	86

Total reportable segments	$521	$484
Other	20	25

Total company	$541	$509

Operating Earnings (Loss)
Oncology Systems	$102	$98
X-ray Products	23	21

Total reportable segments	$125	$119
Other	(11)	—
Corporate (1)	5	(20)

Total company	$119	$99

(1)	Corporate includes shared costs of legal, tax, accounting, human resources, real estate, insurance, information technology, treasury, finance and other management costs. Prior to fiscal year 2010, only a portion of the indirect and common costs has been allocated through the use of estimates. Beginning in fiscal year 2010, budgeted indirect and common costs included in Corporate are fully allocated through the use of estimates. If the fiscal year 2010 corporate expense allocation method was applied in the first quarter of fiscal year 2009, operating earnings (loss) would have been $82 million for Oncology Systems, $18 million for X-ray Products, $(2) million for the “Other” category and $1 million for Corporate.

16. DISCONTINUED OPERATIONS

In September 2008, the Company approved a plan to sell Research Instruments, which developed, manufactured and serviced highly customized scientific instrument components and systems for fundamental and applied physics research primarily for national research laboratories worldwide. Research Instruments was part of the January 2007 ACCEL acquisition and was previously included in the “Other” category in the Company’s Condensed Consolidated Financial Statements. The Company decided to sell Research Instruments in order to focus exclusively on the development of its Varian Particle Therapy business. In the second quarter of fiscal year 2009, the Company completed the sale of Research Instruments for total cash proceeds of $0.4 million. In connection with the sale of Research Instruments, the Company entered into a non-binding supply agreement with the buyer to supply certain inventory parts for the Varian Particle Therapy business. The supply agreement can be terminated by either party upon a six months’ notice after December 31, 2011. The inventory purchases under this supply agreement are not expected to have a significant impact on the cash flows of Research Instruments.

The Company classified the operating results of Research Instruments as a discontinued operation in the Condensed Consolidated Statements of Earnings for all periods presented. Because the amounts related to Research Instruments are not material in the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statements of Cash Flows for all periods presented, the Company has not segregated them from continuing operations.

Total revenues of Research Instruments, reported in discontinued operations, for the three months ended January 1, 2010, and January 2, 2009 were $0.1 million and $4.2 million, respectively. Research Instruments did not have any profit or loss for the three months ended January 1, 2010 and loss reported in discontinued operations was $0.8 million for the three months ended January 2, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of January 1, 2010 and the related condensed consolidated statements of earnings for the three-month period ended January 1, 2010 and January 2, 2009 and the condensed consolidated statements of cash flows for the three-month period ended January 1, 2010 and January 2, 2009. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of October 2, 2009, and the related consolidated statements of earnings, of stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated November 25, 2009, we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 2, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, CA
February 9, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively “we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission (“SEC”), or other reasons. For this purpose, statements concerning: industry or market segment outlook; market acceptance of or transition to new products or technology such as fixed field intensity-modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), volumetric modulated arc therapy (“VMAT”), stereotactic radiotherapy, stereotactic radiosurgery, brachytherapy, software, treatment techniques, proton therapy and advanced x-ray products; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “will,” “would,” “could,” “estimate,” “continue,” “grow,” “based on,” “may,” “intended,” “potential,” “ongoing,” “likely,” and “possible” or similar statements are forward-looking statements. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Overview

Net earnings from continuing operations per diluted share increased 13% to $0.63 in the first quarter of fiscal year 2010 from $0.56 in the first quarter of fiscal year 2009. In the first quarter of fiscal year 2010, revenues from continuing operations grew 6% from the year-ago quarter. Cost control initiatives, favorable product mix and favorable currency impact contributed to an improvement in gross margin and the growth in net earnings in the first quarter of fiscal year 2010 over the year ago quarter. In the first quarter of fiscal year 2010, we reversed a $62 million order from Skandion Kliniken for a proton therapy system, which contributed to a 10% decline in net orders from the year-ago quarter. Compared to the year-ago quarter, Oncology Systems and X-ray Products net orders increased in the first quarter of fiscal year 2010, primarily driven by growth in the international region, mostly offset by declines in North America, where these business segments continued to experience the effect of the recession and the uncertainty created by the prospects of the healthcare reform in the United States. At the end of the first quarter of fiscal year 2010, our backlog grew 4% from the end of the year-ago quarter. We ended the first quarter of fiscal year 2010 with $625 million of cash and cash equivalents.

Effective in the fourth quarter of fiscal year 2008, we classified the scientific research instruments business (“Research Instruments”) of ACCEL Instruments GmbH (“ACCEL”) (which subsequently changed its name to Varian Medical Systems Particle Therapy GmbH) as a discontinued operation. Research Instruments is classified as a discontinued operation for all periods presented in our Condensed Consolidated Statements of Earnings. Unless otherwise stated, the discussion in this MD&A pertains to our continuing operations.

Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufacturers, sells and services hardware and software products for radiation treatment of cancer with conventional radiotherapy, IMRT, IGRT, VMAT (a special form of IMRT), stereotactic radiotherapy, stereotactic radiosurgery and brachytherapy.

In our view, the fundamental market forces that should drive long-term growth in radiation therapy, stereotactic radiosurgery and brachytherapy are the rising cancer incidence; technology advances and product developments that are leading to improvements in patient care; customer demand for more advanced and effective cancer treatments, such as fixed field IMRT, IGRT, stereotactic radiosurgery, brachytherapy and VMAT; competitive conditions among hospitals and clinics to offer such advanced treatments; continued improvement in safety and cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments.

In the first quarter of fiscal year 2010, Oncology Systems net revenues increased over the year-ago quarter. The increase in revenues was primarily driven by increases in revenues from service contracts and from increased sales of our software products, including our RapidArcTM products, which had more than 340 installations as of the end of the first quarter of fiscal year 2010. International revenues increased over the year-ago quarter, but were significantly offset by a decline in North America. During the first quarter of fiscal year 2010, Oncology Systems gross margin improved by 2.8 percentage points, largely due to a significant improvement in service contract gross margin and, to a lesser extent, an improvement in product gross margin.

In the first quarter of fiscal year 2010, total Oncology Systems net orders increased slightly compared to the first quarter of fiscal year 2009, although on a constant currency basis, total net orders decreased slightly. Compared to the year-ago quarter, net orders for our Trilogy ™ linear accelerators and Novalis Tx products for the “hybrid” market segment of radiosurgery in radiotherapy centers made up a higher proportion of net orders for our high energy accelerators in the first quarter of fiscal year 2010. International net orders increased compared to the year-ago period, with double digit net orders growth in Europe and Asia. North America declined compared to the year-ago period, with orders from both free standing clinics and hospitals declining. We have seen early signs of renewed interest from free-standing clinics following the October 2009 announcement by the U.S. Centers for Medicare and Medicaid Services of more modest 2010 Medicare reimbursement rate reductions than originally proposed for radiotherapy and radiosurgery at free-standing clinics, though the confusion and uncertainty created by the original proposed reductions continued into the quarter. Hospitals in North America continued to experience the effects of smaller capital budgets established in 2009 by many health care providers in response to the recession, and continued to be negatively impacted by the uncertainty created by the prospects of healthcare reform in the United States. We expect that uncertainty in North American radiation therapy capital spending will persist so long as the economic downturn continues and until there is greater clarity on healthcare reform.

Our success in Oncology Systems largely depends upon our ability to retain leadership in technological innovation, the reliability and cost effectiveness of our products, the efficacy of our treatment technology and external influences. External influences that could affect our results of operations include the current state of healthcare reform, significant changes to Medicare and Medicaid reimbursement rates for radiotherapy, radiosurgery and brachytherapy procedures in the United States, the financial strength of our customers, and government budgeting and tendering cycles. The current worldwide economic downturn has caused hospitals, clinics and research institutions to more closely scrutinize and prioritize their capital spending and lengthen their decision making processes regarding purchases of our products. Historically, our business has felt the effects of market trends later than other sectors in the healthcare industry, such as diagnostic radiology, and it is possible that we may experience the effects of any economic recovery later than others in the healthcare industry.

Overall, the U.S. dollar was weaker against foreign currencies in the first quarter of fiscal year 2010 than it was in the first quarter of fiscal year 2009, which made our pricing more competitive in the local currencies of our international customers and favorably impacted our net order and revenue growth in the international region when measured in U.S. dollars. The fluctuation of the U.S dollar against foreign currencies also impacts our international revenues and net orders when measured in U.S. dollars. Each of these factors, and others that may affect our Oncology Systems business, are more fully described under “Risk Factors” in Item 1A.

X-ray Products. Our X-ray Products business segment designs, manufactures and sells: (i) x-ray tubes for use in a range of applications, including computed tomography (“CT”) scanning, radiographic or fluoroscopic imaging, mammography, special procedures and industrial applications; and (ii) flat panel digital image detectors for filmless x-ray imaging, which is for radiography an alternative to image intensifier tubes for fluoroscopy and x-ray film and computed radiography (“CR”) systems. We continue to view the long-term fundamental growth driver for this business to be the ongoing success of key x-ray imaging original equipment manufacturers (“OEMs”) that incorporate our x-ray tube products and flat panel detectors into their medical diagnostic, dental, veterinary and industrial imaging systems.

Compared to the first quarter of fiscal year 2009, X-ray Products net orders and revenues in the first quarter of fiscal year 2010 grew internationally but declined in North America, as this region continued to be impacted by the slowdown in the market for imaging equipment. During the first quarter of fiscal year 2010, our radiographic flat panels were a key contributor to net orders and revenue growth while x-ray tube net orders and revenues decreased versus the first quarter of fiscal year 2009. In the first quarter of fiscal year 2010, net orders for our flat panel products surpassed net orders for our x-ray tubes for the first time.

Our success in our X-ray Products business depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. The general worldwide economic downturn has negatively impacted the businesses of our OEM customers, causing them to adjust inventory levels and reduce their purchasing patterns. The market for new X-ray imaging equipment has been weak, and certain product lines, such as dental and veterinary, have been hit particularly hard in the recession. In recent years, we have also seen dramatic reductions in Medicare reimbursements for diagnostic radiology, which we believe have reduced demand for medical x-ray imaging equipment, such as CT scanners, and therefore which have negatively impacted demand for our x-ray tube products in the United States. Each of these factors, and others that may affect our X-ray Products business, are more fully described under “Risk Factors” in Item 1A.

Other. The “Other” category is comprised of Security and Inspections Products (“SIP’), the Varian Particle Therapy business, and the operations of the Ginzton Technology Center (“GTC”). (Please refer to Note 15, “Segment Information” to the Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q.)

SIP designs, manufactures, sells and services Linatron® x-ray accelerators, imaging processing software and image detection products (including IntellX) for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. Generally, we sell our SIP products to OEMs who incorporate them into their inspection systems.

Use of this technology in security cargo screening and border protection is still in its early stages but we believe growth in the SIP business will be driven by cargo screening and border protection needs, as well as by the needs of customs agencies to verify the contents of shipments for assessing duties and taxes. As a result, this business is heavily influenced by U.S. and foreign governmental policies on national and homeland security, political change, and government budgets and appropriations. Orders and revenues for our SIP products have been and may continue to be unpredictable as governmental agencies may place large orders with us or our OEM customers in a short time period, and then may not place any orders for a long time period thereafter. In addition, the current recession has caused some of our SIP customers to postpone their purchasing decisions. Each of these factors, and others that may affect our SIP business, are more fully described under “Risk Factors” in Item 1A.

Our Varian Particle Therapy business designs, develops, manufactures and services products and systems for delivering proton therapy, another form of external beam radiotherapy using proton beams for the treatment of cancer. Proton therapy is considered as a preferred option for treating certain kinds of cancers, particularly tumors near critical structures such as the optic nerve and cancers in children. Although proton therapy has been in clinical use for more than four decades, it has not been widely deployed due to the cost of the technology and limited cost effectiveness. We are investing substantial resources to commercialize this advanced proton technology and to build this new business. In the second quarter of fiscal year 2009, we met the Conformité Européenne (“CE”) mark requirements that permit us to market our proton therapy systems within the European Economic Area (“EEA”) and patient treatments started on our proton therapy system that is installed at a customer facility in Munich, Germany. In the first quarter of fiscal year 2010, we commissioned a second treatment gantry at the facility.

Proton therapy facilities are large scale construction projects that are time consuming and involve significant customer investment and perhaps complex project financing. Consequently, this business is vulnerable to the general worldwide economic downturn and contraction in the credit markets. In addition, the customers’ decision-making cycle is very long and orders for proton therapy systems generally involve many contingencies. Under our current practice, we will only recognize proton therapy system orders with contingencies if we deem the contingencies perfunctory or if we publicly disclose the existence and nature of material contingencies.

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

In the first quarter of fiscal year 2010, net orders in the “Other” category declined $73 million to a negative $40 million, primarily due to the cancellation of a $62 million proton therapy system order from Skandion Kliniken, which is discussed in more detail in this MD&A under “Net Orders.” Compared to very strong revenues and net orders in the year-ago quarter, SIP revenues and net orders decreased in the first quarter of fiscal year 2010.

This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 2, 2009 (the “2009 Annual Report”), as well as the Risk Factors contained in Part II, Item 1A of this Quarterly Report on Form 10-Q, and other information provided from time to time in our other filings with the SEC.

Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in our 2009 Annual Report, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include share-based compensation expense, revenue recognition, valuation of allowance for doubtful accounts, valuation of inventories, assessment of recoverability of goodwill and intangible assets, valuation of warranty obligations, assessment of environmental remediation liabilities, valuation of defined benefit pension and post-retirement benefit plans, valuation of derivative instruments and taxes on earnings. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain; and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, also refer to the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

The expected term is based on the observed and expected time to post-vesting exercise and post-vesting cancellations of stock options by our employees. We determined the expected term of stock options based on the demographic grouping of employees and retirement eligibility. We used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption. Blended volatility represents the weighted average of implied volatility and historical volatility. Implied volatility was derived based on six-month traded options on VMS common stock. Implied volatility is weighted in the calculation of blended volatility based on the ratio of the six-month term of the exchange-traded options to the expected lives of the employee stock options. Historical volatility represents the remainder of the weighting. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options on VMS common stock is reflective of market conditions and is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. In determining the extent of use of implied volatility, we considered: (i) the volume of market activity of traded options; (ii) the ability to reasonably match the input variables of traded options to those of stock options granted by us, including the date of grant; (iii) the similarity of the exercise prices; and (iv) the length of term of traded options. After considering the above factors, we determined that we could rely exclusively on implied volatility based on the fact that the term of VMS six-month exchange-traded options is less than one year and that it is different from the expected lives of the stock options we grant. Therefore, we believe a combination of the historical volatility over the expected lives of the stock options we granted and the implied volatility of six-month exchange-traded options best reflects the expected volatility of VMS common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of no dividend payouts. If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Allowance for Doubtful Accounts

We evaluate the creditworthiness of our customers prior to authorizing shipment for all major sale transactions. Our payment terms usually require payment of a small portion of the total amount due when the customer signs the purchase order, a significant amount upon transfer of risk of loss to the customer and the remaining amount upon completion of the installation. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. If our evaluation of our customers’ financial conditions does not reflect our future ability to collect outstanding receivables, additional provisions may be needed and our operating results could be negatively affected.

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

In accordance with Accounting Standard Codification (“ASC 350”), we evaluate goodwill for impairment at least annually or whenever an event occurs or circumstances changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. We determine the fair value of our reporting units based on the present value of estimated future cash flows of the reporting units. If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Based on the most recent annual goodwill impairment testing that we performed in the fourth quarter of fiscal year 2009 for each of our four reporting units with goodwill (Oncology Systems, X-ray Products, SIP and Varian Particle Therapy), the fair value of each such reporting unit was substantially in excess of its carrying value. We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal years or more frequently if indicators of potential impairment arise.

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

Defined Benefit Pension and Post-Retirement Benefit Plans

We sponsor five defined benefit pension plans in Germany, Japan, Switzerland and the United Kingdom covering employees who meet the applicable eligibility requirements in these countries. In July 2007, we made changes to the defined benefit pension plan in the United Kingdom by terminating the accrual of additional benefits for existing participants and suspending the enrollment of new participants. We also sponsor a post-retirement benefit plan that provides healthcare benefits to certain eligible retirees in the United States. We do not have any defined benefit pension plans in the United States. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to those plans for which the benefit is actuarially determined, such as our defined benefit pension and post-retirement benefit plans. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases and rate of healthcare cost increases, all of which we determine within certain guidelines. In addition, we also use assumptions, such as withdrawal and mortality rates, to calculate the expense and liability. The actuarial assumptions we use are long-term assumptions and may differ materially from actual experience particularly in the short term due to changing market and economic conditions and changing participant demographics. These differences may have a significant impact on the amount of defined benefit pension and post-retirement benefit plan expense we record.

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

Valuation of Derivative Instruments

We use foreign currency forward contracts to reduce the effects of currency fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value (see Note 3, “Fair Value Measurements” to Condensed Consolidated Financial Statements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value. The fair value of foreign currency forward contracts are calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The following values are interpolated from commonly quoted broker services: forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which have maturity terms of less than 12 months, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty (for net asset) or our discount rate (for net liability). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact to the valuation of our derivative instruments, as well as on our result of operations.

Taxes on Earnings

We are subject to taxes on earnings in both the United States and numerous foreign jurisdictions. As a global taxpayer, significant judgments and estimates are required in evaluating our tax positions and determining our provision for taxes on earnings.

The provisions in ASC 740 related to accounting for uncertainty in income taxes contains a two-step approach to recognizing, derecognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that, based on the technical merits, the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Recognition, derecognition and measurement are based on management’s best judgment given the facts, circumstances and information available at the end of the accounting period. A tax benefit should be recognized in the first period in which it meets the more likely than not recognition threshold, and conversely, a tax benefit previously recognized should be derecognized in the first period in which new information results in a change in judgment in which the position fails to meet the recognition threshold. A benefit not previously recognized would be recognized when the tax position is effectively settled through examination, negotiation or litigation with tax authorities, or when the statute of limitations for the relevant taxing authority to examine and challenge the position has expired. Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on earnings.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2010 is the 52-week period ending October 1, 2010, and fiscal year 2009 was the 53-week period ended on October 2, 2009. The fiscal quarter ended January 1, 2010 was a 13-week period and the fiscal quarter ended January 2, 2009 was a 14-week period.

Discussion of Financial Data for the First Quarter of Fiscal Year 2010 Compared to the First Quarter of Fiscal Year 2009

Total Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	January 1, 2010	January 2, 2009	Percent Change
Product	$410.2	$402.2	2%
Service Contracts and Other	130.7	106.5	23%

Total Revenues	$540.9	$508.7	6%

Product as a percentage of total revenues	76%	79%
Service Contracts and Other as a percentage of total revenues	24%	21%

Revenues by region

North America	$227.8	$275.8	(17)%

Europe	193.0	130.8	48%
Asia	104.2	88.1	18%
Rest of world	15.9	14.0	13%

Total International (1)	313.1	232.9	34%

Total	$540.9	$508.7	6%

North America as a percentage of total revenues	42%	54%
International as a percentage of total revenues	58%	46%

(1)	We consider international revenues to be revenues outside of North America.

Increased revenues in the first quarter of fiscal year 2010 over the first quarter of fiscal year 2009 was due to revenue growth in Oncology Systems, X-ray Products and Varian Particle Therapy, partially offset by a decline in SIP revenues. Oncology Systems and X-ray Products contributed to the growth in product revenues while SIP product revenues decreased. The increase in service contracts and other revenues was primarily driven by the increase in Oncology Systems service contract revenues and, to a lesser extent, an increase in Varian Particle Therapy service revenues.

North American revenues decreased in the first quarter of fiscal year 2010 from the first quarter of fiscal year 2009 primarily due to a decrease in Oncology Systems North American revenues and, to a lesser extent, decreases in SIP and X-ray Products North American revenues.

International revenues increased in the first quarter of fiscal year 2010 over the first quarter of fiscal year 2009, primarily due to increases in international revenues in Oncology Systems, X-ray Products and Varian Particle Therapy, which were partially offset by a decline in SIP international revenues. The weaker U.S. dollar against foreign currencies in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009 favorably affected our international revenues when measured in U.S. dollars.

Oncology Systems Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	January 1, 2010	January 2, 2009	Percent Change
Product	$306.4	$294.6	4%
Service Contracts (1)	123.7	103.6	19%

Total Oncology Systems revenues	$430.1	$398.2	8%

Product as a percentage of total Oncology Systems revenues	71%	74%

Service Contracts as a percentage of Oncology Systems revenues	29%	26%

Oncology Systems revenues as a percentage of total revenues	79%	78%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. This excludes revenues from spare parts sold by our service department.

For the first quarter of fiscal year 2010, Oncology Systems experienced increases in revenues from most of its product lines, including our software products, primarily in the international region, over the first quarter of fiscal year 2009. The increase in service contract revenues was primarily driven by increased customer adoption of service contracts as the sophistication of our products and the installed base of our products continue to increase. In addition, the weaker U.S. dollar against foreign currencies in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009 also favorably affected our international revenues when measured in U.S. dollars.

Revenues by region	Three Months Ended
(Dollars in millions)	January 1, 2010	January 2, 2009	Percent Change
North America	$196.7	$239.1	(18)%

Europe	162.6	104.4	56%
Asia	56.1	43.0	30%

Rest of world	14.7	11.7	26%

Total International	233.4	159.1	47%

Total Oncology Systems Revenues	$430.1	$398.2	8%

North America as a percentage of Oncology Systems revenues	46%	60%

International as a percentage of Oncology Systems revenues	54%	40%

Following weak North American net orders in fiscal year 2009, Oncology Systems North American revenues declined in the first quarter of fiscal year 2010 over the first quarter of fiscal year 2009, primarily due to revenue declines in most of its product lines slightly offset by revenue growth from Oncology Systems service contracts.

For the first quarter of fiscal year 2010, Oncology Systems international revenues grew significantly over the first quarter of fiscal year 2009 primarily due to an increase in sales of our high energy linear accelerators and an increase in service contracts revenues in all international regions. The weaker U.S. dollar against foreign currencies in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009 also favorably affected our international revenues when measured in U.S. dollars.

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

X-ray Products Revenues

Revenues by region	Three Months Ended
(Dollars in millions)	January 1, 2010	January 2, 2009	Percent Change
North America	$27.6	$28.9	(4)%

Europe	15.0	11.4	31%
Asia	47.6	43.4	10%

Rest of world	1.2	2.4	(49)%

Total International	63.8	57.2	11%

Total X-ray Products Revenues	$91.4	$86.1	6%

North America as a percentage of X-ray Products revenues	30%	34%

International as a percentage of X-ray Products revenues	70%	66%

X-ray Products revenues as a percentage of total revenues	17%	17%

For the first quarter of fiscal year 2010, X-ray Products revenues grew 6% over the first quarter of fiscal year 2009 due to the growth in the international region, which was partially offset by a decline in revenues in North America, which continued to be impacted by the slowdown in the market for imaging equipment.

The increase in international revenues in the first quarter of fiscal year 2010 over the first quarter of fiscal year 2009 was primarily due to increased revenues from sales of our flat panel products in Europe, including our radiographic flat panels, and from sales of our x-ray tube products in Asia, partially offset by decreased revenues from sales of our x-ray tubes in Europe. In North America, the decrease in revenues resulted from a decline in sales of our x-ray tubes, which was partially offset by the growth in revenues from sales of our flat panel products, including our radiographic flat panels.

The general worldwide economic downturn we have seen since 2008 has made and may continue to make it difficult for our OEM customers to accurately forecast and plan future business activities. The market for new X-ray imaging equipment has been weak, and certain product lines, such as dental and veterinary, have been hit particularly hard in the recession. If the markets for our customers’ products significantly deteriorate due to the general economic downturn, our X-ray Products business may be adversely affected.

Other Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	January 1, 2010	January 2, 2009	Percent Change
Product	$12.4	$21.4	(42)%
Service Contracts	7.0	3.0	137%

Total Other revenues	$19.4	$24.4	(20)%

Other revenues as a percentage of total revenues	4%	5%

Revenues in our “Other” category, which is comprised of SIP, Varian Particle Therapy and GTC, decreased in the first quarter of fiscal year 2010 over the first quarter of fiscal year 2009 primarily due to a decline in SIP product revenues, as a result of decreased sales of our Linatron products, partially offset by higher service revenues from Varian Particle Therapy related to the commissioning of a proton therapy system.

Gross Margin

	Three Months Ended
(Dollars in millions)	January 1, 2010	January 2, 2009	Percent Change
Dollar by segment
Oncology Systems	$200.2	$173.9	15%
X-ray Products	37.6	34.7	9%
Other	3.2	10.4	(69)%

Gross margin	$241.0	$219.0	10%

Percentage by segment
Oncology Systems	46.5%	43.7%
X-ray Products	41.2%	40.3%
Total Company	44.6%	43.0%

The increase in total company gross margin percentage for the first quarter of fiscal year 2010 over the first quarter of fiscal year 2009 was primarily due to the improvements in Oncology Systems and X-ray Products gross margins, which were partially offset by the decreases in SIP and Varian Particle Therapy gross margins.

The increase in Oncology Systems gross margin was primarily due to the improvement in service contract gross margin and, to a lesser extent, an improvement in product gross margin. For the first quarter of fiscal year 2010, product gross margin was 42.8%, compared to 42.4% in the first quarter of fiscal year 2009, primarily as a result of higher product sale volume. Service contract gross margin increased to an unusually high 55.9% in the first quarter of fiscal year 2010 from 47.3% in the year-ago quarter, primarily as a result of higher service contract volume, cost control initiatives and lower quality costs in the first quarter of fiscal year 2010. The weaker U.S. dollar against foreign currencies in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009, which favorably affected our international revenues when measured in U.S. dollars, also benefited our Oncology Systems product and service gross margins in the first quarter of fiscal year 2010.

For the first quarter of fiscal year 2010, X-ray Products gross margin improved over the first quarter of fiscal year 2009 primarily due to product mix shift toward higher margin flat panel products.

Research and Development

	Three Months Ended
(Dollars in millions)	January 1, 2010	January 2, 2009	Percent Change
Research and development	$38.4	$37.0	4%
As a percentage of total revenues	7.1%	7.3%

The $1.4 million increase in research and development expense for the first quarter of fiscal year 2010 over the first quarter of fiscal year 2009 was driven by increased expenses of $2.3 million in Oncology Systems and $0.3 million in the “Other” category, partially offset by a decrease of $1.2 million in X-ray Products. The $2.3 million increase in Oncology Systems was attributable primarily to an increase in material costs and consulting expenses for product development, as well as a $1.3 million unfavorable currency translation impact, as foreign currency denominated research and development expenses for Oncology Systems were translated into weaker U.S. dollars. The $0.3 million increase in the “Other” category was primarily due to higher expense for development projects in Varian Particle Therapy, partially offset by a decrease in SIP research and development expenses. The $1.2 million decrease in X-ray Products was mainly due to lower development expenses for both x-ray tubes and flat panel products.

Selling, General and Administrative

	Three Months Ended
(Dollars in millions)	January 1, 2010	January 2, 2009	Percent Change
Selling, general and administrative	$83.5	$83.2	0%
As a percentage of total revenues	15.4%	16.4%

Selling, general and administrative expenses remained flat in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009, primarily due to cost control initiatives. As a percentage of total revenues, selling, general and administrative expenses in the first quarter of fiscal year 2010 decreased one-percentage point from the year-ago period.

The $0.3 million increase in selling, general and administrative expenses for the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009 was primarily attributable to: (a) an expense of $3.3 million related to a reduction in force that occurred in October 2009; (b) a $1.9 million increase in fees for certain commission arrangements and product promotions which were primarily tied to growth in Oncology Systems revenues; (c) unfavorable foreign currency impact of $1.6 million as the foreign currency denominated selling, general and administrative expenses of our foreign operations were translated into weaker U.S. dollars; (d) a $1.5 million increase in depreciation expenses for our enterprise resource planning system that was placed in service in the second quarter of fiscal year 2009; and (e) an increase in loss of $1.2 million from hedging balance sheet exposures from our various foreign subsidiaries and business units. These increases were partially offset by: (i) a decrease in information technology expenses of $3.7 million primarily due to the completion of the implementation of our enterprise resource planning system in the second quarter of fiscal year 2009; (ii) a $2.7 million net decrease in employee-related costs due to cost control initiatives; and (iii) a $2.6 million gain recognized as a result of the resolution of a contingency.

Interest Income (Expense), Net

	Three Months Ended
(Dollars in millions)	January 1, 2010	January 2, 2009	Percent Change
Interest income (expense), net	$(0.3)	$1.3	(123)%

The decrease in interest income (expense), net, in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009 was primarily due to the lower average interest rates earned on our cash and cash equivalents.

Taxes on Earnings

	Three Months Ended
	January 1, 2010	January 2, 2009	Percent Change
Effective tax rate	34%	30%	4%

The increase in the Company’s effective tax rate for the three-month period ended January 1, 2010 was primarily a result of the inclusion in the year-ago period of a greater net benefit for discrete items, primarily related to the release of certain liabilities for uncertain tax positions as a result of the lapse of the statutes of limitation in various jurisdictions, and the benefit of the retroactive reinstatement of the federal research and development credit.

In general, our effective income tax rate differs from the U.S. federal statutory rate primarily because our foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and our domestic earnings are subject to state income taxes. Our future effective tax rate could be adversely affected by having lower earnings than anticipated in countries where we have lower statutory rates and higher earnings than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, and by changes in tax laws or interpretations of those laws. For example, recent proposals would make significant changes to U.S. taxation of U.S.-based multinational corporations. Although we cannot predict whether or in what form Congress would enact any such proposals, legislation of this type could have an adverse impact on our effective tax rate. We also expect that our effective tax rate may experience increased fluctuation from period to period under the provisions in ASC 740 related to accounting for uncertainty in income taxes. Please refer to further discussion in Note 13 “Income Taxes” of the Notes to the Consolidated Financial Statements in our 2009 Annual Report.

Net Earnings Per Diluted Share

	Three Months Ended
	January 1, 2010	January 2, 2009	Percent Change
Net earnings per diluted share	$0.63	$0.56	13%

The increase in earnings per diluted share in the first quarter of fiscal year 2010 over the first quarter of fiscal year 2009 resulted from (i) an increase in total revenues, (ii) an improvement in gross margin and (iii) leverage in our operating expenses, partially offset by an increase in our effective tax rate.

Net Orders

Total Net Orders (by segment and region)	Three Months Ended
(Dollars in millions)	January 1, 2010	January 2, 2009	Percent Change
Oncology Systems:
North America	$191.0	$220.5	(13)%

Total International	245.5	207.1	19%

Total Oncology Systems	$436.5	$427.6	2%

X-ray Products:
North America	$10.7	$26.7	(60)%

Total International	88.3	64.4	37%

Total X-ray Products	$99.0	$91.1	9%

Other:	$(39.9)	$32.6	(222)%

Total Net Orders:	$495.6	$551.3	(10)%

Net orders in the first quarter of fiscal year 2010, which included the reversal of a $62 million proton therapy system order from Skandion Kliniken, fell 10% compared to the first quarter of fiscal year 2009. When measured in constant currency, total net orders decreased 14%. Oncology Systems and X-ray Products recorded increases in net orders in the first quarter of fiscal year 2010 over the first quarter of fiscal year 2009, primarily as a result of net order growth in the international regions. Varian Particle Therapy, which recorded the $62 million proton therapy order reversal, and SIP reported net order decreases in the same period.

In the first quarter of fiscal year 2010, total Oncology Systems net order increased slightly over the first quarter of fiscal year 2009. Compared to the year-ago quarter, net orders for our Trilogy ™ linear accelerators and Novalis Tx products for the “hybrid” market segment of radiosurgery in radiotherapy centers made up a higher proportion of net orders for our high energy accelerators in the first quarter of fiscal year 2010. The growth in Oncology Systems international net orders compared to the year-ago period was significantly offset by the decline in North American net orders compared to the year-ago period as North America continued to be impacted by the recession and the uncertainty created by the prospects of healthcare reform. Asia and Europe contributed to the growth in international net orders in the first quarter of fiscal year 2010 over the year-ago quarter, primarily due to increased demand for our high energy linear accelerators, while the rest of the world region experienced a decline. In North America, net orders decreased in most of Oncology Systems product lines in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009, while this region continued to experience growth in demand for service contracts. When measured in constant currency, total Oncology Systems net orders decreased 3% and international net orders grew 9% in the first quarter of fiscal year 2010 over the first quarter of fiscal year 2009.

The trailing 12 months growth in net orders for Oncology Systems at the end of the first quarter of fiscal year 2010 and at the end of the previous three fiscal quarters were: a 1% total decrease, with an 11% decrease in North America and an 11% increase for international regions, as of January 1, 2010; a 1% total increase, with a 7% decrease in North America and an 11% increase for international regions, as of October 2, 2009; an 8% total increase, with a 5% increase in North America and a 13% increase for international regions, as of July 3, 2009; a 12% total increase, with a 10% increase in North America and a 14% increase for international regions, as of April 3, 2009. Consistent with the historical pattern, we expect that Oncology Systems net orders will continue to experience regional fluctuations.

Net orders for X-ray Products in the international region grew 37% in the first quarter of fiscal year 2010 over the first quarter of fiscal year 2009 primarily as a result of increased demand for our flat panel products, including our radiographic flat panels, in Asia and Europe and increased demand for our x-ray tubes in Asia. In North America, X-ray Products net orders declined by 60% in the first quarter of fiscal year 2010 from the first quarter of fiscal year 2009, as orders for both the flat panel detectors and x-ray tubes continued to be impacted by the slowdown in the market for imaging equipment. For the first time, orders for our flat panel detectors in the first quarter of 2010 exceeded orders for our x-ray tubes.

In the first quarter of fiscal year 2010, net orders in the “Other” category declined $73 million from the first quarter of fiscal year 2009 primarily due to the cancellation of the $62 million proton therapy system order from Skandion Kliniken. We booked this order in the fourth quarter of fiscal year 2009 when Skandion Kliniken awarded us a contract to deliver and install a proton therapy system in Sweden following a public tender process, which was subsequently challenged by a competitor. After the Swedish court ruled in December 2009 that the tender should be recommenced, Skandion Kliniken cancelled the award with us January 2010. In accordance with our order booking policy, we removed this order from our backlog in the first fiscal quarter of 2010. SIP net orders also decreased during first quarter of fiscal year 2010 from very strong net orders in the first quarter of fiscal year 2009.

In any given period, orders growth in either North America or international regions, or both, could fluctuate because of the high dollar amount of individual orders. In addition, our net orders have been and may continue to be impacted by the current general economic downturn, which has shrunk capital equipment budgets, slowed decision-making, made financing for large equipment purchases more expensive and more time consuming, and made it difficult for our customers to accurately forecast and plan future business activities; as well as by uncertainty created by the prospects of healthcare reform in the United States. As the economy recovers and there is greater clarity on the impact of healthcare reform, we could experience a temporary increase in orders due to pent-up demand of customers, which in turn could increase the volatility of our orders and revenues. Orders in any quarter or period may not be directly correlated to the level of revenues in any particular future quarter or period since the timing of revenue recognition will vary significantly based on the delivery requirements of individual orders, acceptance schedules and the readiness of individual customer sites for installation of our products. Moreover, certain types of orders, such as software products or newly introduced products in our Oncology Systems segment, typically take more time from order to completion of installation and acceptance. Thus, as the overall mix of net orders includes a greater proportion of these types of products, the average time period within which orders convert into revenues could lengthen and our revenue in a specific period could be lower as a result.

Discontinued Operations

In the fourth quarter of fiscal year 2008, we approved a plan to sell Research Instruments to focus the business that we acquired from ACCEL exclusively on the development of our Varian Particle Therapy business. The sale of Research Instruments was completed in the second quarter of fiscal year 2009. Research Instruments has been classified as a discontinued operation in our Condensed Consolidated Statements of Earnings for all periods presented. Research Instruments was previously included in the “Other” category. Revenues from Research Instruments were $0.1 million and $4.2 million for the first quarter of fiscal years 2010 and 2009, respectively. Research Instruments did not have any profit or loss in the first quarter of fiscal year 2010 and net loss from Research Instruments was $0.8 million for the first quarter of fiscal 2009. See Note 16, “Discontinued Operations” to the Condensed Consolidated Financial Statements for a detailed discussion.

Backlog

At January 1, 2010, our backlog was $2.0 billion, which is an increase of 4% over the backlog at January 2, 2009. Our Oncology Systems backlog at January 1, 2010 was 4% higher than the backlog at January 2, 2009, which reflects a 2% increase for North America and an 8% increase for the international regions.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, acquire businesses and fund continuing operations. Our sources of cash have included operations, borrowings, stock option exercises and employee stock purchases (although our employee stock purchase plan is currently suspended) and interest income. Our cash usage is actively managed on a daily basis to ensure the maintenance of sufficient funds to meet our needs. Because Research Instruments’ cash flows were not material for any period presented, we have not segregated them from continuing operations on our Condensed Consolidated Statements of Cash Flows and the discussion herein.

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

(In millions)	January 1, 2010	October 2, 2009	Increase/ (Decrease)
Cash and cash equivalents	$625	$554	$71

Our cash and cash equivalents increased $71 million from $554 million at October 2, 2009 to $625 million at January 1, 2010. The increase in cash and cash equivalents in the first quarter of fiscal year 2010 was due primarily to $131 million of cash generated from operating activities, $9 million of cash provided by stock option exercises and $1 million of cash provided by the excess tax benefits from share-based compensation. These increases were partially offset by $55 million used for the repurchase of VMS common stock, $8 million of capital expenditures and $2 million used for a loan advance to dpiX LLC (“dpiX”). In addition, foreign currency exchange rate changes in the first quarter of fiscal year 2010 increased cash and cash equivalents by $2 million.

At January 1, 2010, we had approximately $69 million, or 11%, of total cash and cash equivalents in the United States. Approximately $556 million, or 89%, of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of January 1, 2010, most of our cash and cash equivalents that were held abroad were in U.S. dollars. Because our cash levels in the United States are relatively low, we have used our credit facility to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facility may be used for working capital, capital expenditures, acquisitions and other corporate purposes.

Cash Flows

	Three Months Ended
(In millions)	January 1, 2010	January 2, 2009
Net cash flow provided by (used in):
Operating activities	$131	$85
Investing activities	(16)	(22)
Financing activities	(46)	(40)
Effects of exchange rate changes on cash and cash equivalents	2	3

Net increase in cash and cash equivalents	$71	$26

Our primary cash inflows and outflows for the first three months of fiscal year 2010, as compared to the first three months of fiscal year 2009, were as follows:

•	In the first three months of fiscal year 2010, we generated net cash from operating activities of $131 million, compared to $85 million for the first three months of fiscal year 2009.

The $46 million increase in net cash from operating activities during the first three months of fiscal year 2010 compared to the first three months of fiscal year 2009 was driven primarily by a net change of $34 million in operating assets and liabilities (working capital items), an increase of $10 million in net earnings and an increase in non-cash items of $2 million.

The major contributors to the net change in working capital items in the first three months of fiscal year 2010 were accounts receivable, inventories and advance payments from customers as follows:

•

Accounts receivable decreased $69 million due to lower revenues in the first quarter of fiscal year 2010 compared to the fourth quarter of fiscal year 2009, as well as strong collection performance in the first quarter of fiscal year 2010. We historically experience strong fourth quarter revenues.

•	Inventories increased by $40 million due to anticipated customer demand for products during fiscal year 2010.

•	Advance payments from customers increased by $27 million due to the timing of down payments received.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments and customer acceptance, accounts receivable collections, inventory management and the timing and amount of tax and other payments. For additional discussion, please refer to the “Risk Factors” in Item 1A.

•

We used $16 million for investing activities in the first three months of fiscal year 2010, compared to $22 million used in the first three months of fiscal year 2009. Cash used for purchases of property, plant and equipment was $8 million for the first three months of fiscal year 2010 and $18 million for the first three months of fiscal year 2009. We made an additional loan advance of $2 million to dpiX in the first three months of fiscal year 2010.

•

Financing activities used net cash of $46 million in the first three months of fiscal year 2010 compared to $40 million in the first three months of fiscal year 2009. During the first three months of fiscal year 2010, we used $55 million to repurchase shares of VMS common stock. Partially offsetting these uses were proceeds of $9 million from employee stock option exercises, and $1 million in excess tax benefits from share-based compensation. During the first three months of fiscal year 2009, we used $72 million to repurchase shares of VMS common stock. Partially offsetting this use were $25 million in net borrowing under our credit facility, proceeds of $4 million from employee stock option exercises and $3 million in excess tax benefits from share-based compensation.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 3.7% of revenues in fiscal year 2010.

We have a $150 million credit facility with Bank of America, N.A. (“BofA”), which was amended and restated in November 2008 and in July 2009. This credit facility, as amended and restated, is referred to as the “Amended BofA Credit Facility”. The July 2009 amendment to the Amended BofA Credit Facility (the “Japanese Line of Credit”) enabled VMS’s Japanese subsidiary (“VMS KK”) to borrow up to 2.7 billion Japanese Yen. At any time amounts are outstanding under the Japanese Line of Credit, the full borrowing capacity under the Japanese Line of Credit is deemed committed for use in Japan and therefore the maximum amount VMS can otherwise borrow under the Amended BofA Credit Facility will be reduced by $30 million to $120 million. VMS guarantees the payment of the outstanding balance under the Japanese Line of Credit. We collateralized a portion of the Amended BofA Credit Facility with a pledge of stock of certain present and future subsidiaries that are deemed to be material subsidiaries under its terms. As of January 1, 2010, we had pledged to BofA 65% of the voting shares that we hold in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary.

The Amended BofA Credit Facility may be used for working capital, capital expenditures, permitted acquisitions and other lawful corporate purposes. Borrowings under the Japanese Line of Credit can be used by VMS KK for refinancing certain intercompany debts, working capital, capital expenditures and other lawful corporate purposes. Borrowings under the Amended BofA Credit Facility (outside of the Japanese Line of Credit) accrue interest either (i) based on LIBOR plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes, depreciation and amortization (“EBITDA”) or (ii) based upon a base rate of either the federal funds rate plus 0.5% or BofA’s announced prime rate, whichever is greater, minus a margin of 0.5% to 0% based on a leverage ratio involving funded indebtedness and EBITDA (depending upon our instructions to BofA). We may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate are adjustable daily. Borrowings under the Japanese Line of Credit accrue interest at the basic loan rate announced by the Bank of Japan plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA. The Amended BofA Credit Facility will expire, if not extended by mutual agreement of VMS and BofA, on November 10, 2011. The Japanese Line of Credit will expire on November 10, 2010.

As of January 1, 2010, there was no outstanding balance under the Amended BofA Credit Facility other than $4.3 million outstanding under the Japanese Line of Credit with a weighted average interest rate of 1.55%. The Amended BofA Credit Facility contains customary affirmative and negative covenants for facilities of this type. We have also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets. As of January 1, 2010, we were in compliance with all covenants. For further discussion regarding the credit facilities, please refer to Note 7 “Credit Facility” to the Condensed Consolidated Financial Statements.

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

Total debt as a percentage of total capital decreased to 2.6% at January 1, 2010 from 2.7% at October 2, 2009. The ratio of current assets to current liabilities increased to 2.02 to 1 at January 1, 2010 from 1.99 to 1 at October 2, 2009.

Days Sales Outstanding

Trade accounts receivable days sales outstanding (“DSO”) were 84 days at January 1, 2010 compared to 83 days at January 2, 2009. Our accounts receivable and DSO are primarily impacted by a number of factors, including: the timing of product shipments; collections performance; payment terms; and the mix of revenues from different regions. As of January 1, 2010, less than 1% of our accounts receivable balance was related to customer contracts with extended payment terms of more than one year.

Stock Repurchase Program

On November 17, 2008, VMS’s Board of Directors authorized the repurchase of 8,000,000 shares of VMS common stock from January 1, 2009 through December 31, 2009. During the three months ended January 1, 2010, we paid $55.2 million to repurchase 1,250,000 shares of VMS common stock. All shares that have been repurchased have been retired. The November 17, 2008 authorization expired on December 31, 2009 with 6,050,000 shares available for repurchase. On November 13, 2009, VMS’s Board of Directors authorized the repurchase of an additional 5,000,000 shares of VMS common stock from January 1, 2010 through December 31, 2010.

Contractual Obligations

Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of January 1, 2010, our liability for uncertain tax positions was $67.2 million. We believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.

In February 2009, we agreed to loan $14 million to dpiX in four separate installments over a period through the first half of fiscal year 2010. As of January 1, 2010, we had loaned $8.8 million to dpiX under this loan agreement and we expect to loan the remaining $5.2 million in fiscal year 2010. Please refer to the more detailed discussion in Note 5, “Related Party Transactions” to the Consolidated Financial Statements.

Except for the items discussed above and the change in the outstanding balance under our credit facility, there has been no significant change to the other contractual obligations we reported in our 2009 Annual Report.

Contingencies

Environmental Remediation Liabilities

For a discussion of environmental remediation liabilities, see Note 9, “Commitments and Contingencies - Environmental Remediation Liabilities” to the Condensed Consolidated Financial Statements, which discussion is incorporated herein by reference.

Acquisition-Related Commitments/Obligations

When we acquired ACCEL in January 2007, ACCEL was involved in a contract-related lawsuit, which we settled by agreeing to perform certain services for a fixed price contract (the “Fixed Price Contract”). As of October 2, 2009, we had recorded a loss accrual of €7.6 in relation to Fixed Price Contract. In the first quarter of fiscal year 2010, we entered into a new contract (the “New Contract”) to perform certain services for a fixed price and we recorded a loss accrual of €0.9 million in connection with the New Contract. As of January 1, 2010, the balance of the loss accrual related to this contingency was €0.8 million. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Consolidated Statement of Earnings in the periods these variances arise.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these agreements is unlimited. As of January 1, 2010, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements since we spun off Varian Inc. and Varian Semiconductor Equipment Associates, Inc. in 1999.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new accounting standards for business combinations under ASC 805, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The new standards also establish disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued additional standards under ASC 805-20 to clarify initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We adopted the new standards related to business combinations under ASC 805 at the beginning of fiscal year 2010. The impact of the adoption of these new standards depends on the nature and extent of business combinations occurring on or after the beginning of fiscal year 2010. We did not acquire any business in the first quarter of fiscal year 2010.

In December 2007, the FASB established new accounting and reporting standards under ASC 810 for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The new accounting standards under ASC 810 also establish disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted the new standards under ASC 810 at the beginning of fiscal year 2010. The adoption of these new standards under ASC 810 had no impact on our consolidated financial position, results of operations or cash flows.

In November 2008, the FASB ratified an Emerging Issues Task Force (“EITF”) Issue, which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. We adopted the new standards, which are included in ASC 323-10 at the beginning of fiscal year 2010. The adoption of this new standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued an update to ASC 820. This Accounting Standards Update (“ASU”) No. 2009-5, Measuring Liabilities at Fair Value (“ASU 2009-5”) amends the provisions in ASC 820 related to the fair value measurement of liabilities and clarifies valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-5 is intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. We adopted ASU 2009-5 at the beginning of fiscal year 2010. The adoption of ASU 2009-5 concerns disclosure only and did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued new standards under ASC 715-20, which provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other post-retirement plan and requires employers to disclose information about fair value measurements of plan assets. The new standards under ASC 715-20 will be effective for us as of the end of fiscal year 2010. The adoption of these new standards concerns disclosure only and we do not expect it to have an impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued the consolidation guidance for variable-interest entities to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable-interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable-interest entity that most significantly impact the entity’s economic performance. These new standards will be effective for us in the first quarter of fiscal year 2011. We are currently assessing the potential impact, if any, these new standards may have on our consolidated financial position, results of operations and cash flows.

In October 2009, the FASB issued an update to ASC 605. This ASU No. 2009-13, Multiple Deliverable Revenue Arrangements (“ASU 2009-13”), provides guidance on whether multiple deliverables in a revenue arrangement exist, how the arrangement should be separated and how the consideration should be allocated. ASU 2009-13 eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted if we elect to adopt ASU No. 2009- 14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”) concurrently. We are currently evaluating the potential impact of ASU 2009-13 on our consolidated financial position, results of operations and cash flows.

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

We have many transactions denominated in foreign currencies and address certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and may hedge certain of these larger foreign currency transactions when they are not transacted in the subsidiaries’ functional currency. The foreign currency sales transactions that fit our risk management policy criteria are hedged with forward contracts. We may use other derivative instruments in the future. We enter into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into forward contracts for speculative or trading purposes. The forward contracts range from one to twelve months in maturity.

We also hedge the balance sheet exposures from our various foreign subsidiaries and business units. We enter into foreign currency forward contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

The notional values of our sold and purchased foreign currency forward contracts outstanding as of January 1, 2010 were $267.5 million and $65.2 million, respectively. The notional amounts of forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consisted of cash and cash equivalents as of January 1, 2010. The principal amount of cash and cash equivalents at January 1, 2010 totaled $625 million with a weighted average interest rate of 0.17%.

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

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Amended BofA Credit Facility (including the Japanese Line of Credit). As of January 1, 2010, the amount outstanding under the Amended BofA Credit Facility was the $4.3 million in principal under the Japanese Line of Credit. If the amount outstanding under the Japanese Line of Credit remained at this level for an entire year and the basic loan rate increased or decreased, respectively, by 1%, our interest expense would increase or decrease, respectively, by an additional $43,000. See a detailed discussion of our credit facility under “Liquidity and Capital Resources” section in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, we had $32.3 million of long-term debt (including the current maturities of long-term debt) outstanding as of January 1, 2010 that carried at a weighted average fixed interest rate of 6.9% with principal payments due in various installments over a four-year period. To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future.

The estimated fair value of our cash and cash equivalents (89% of which was held abroad at January 1, 2010 and could be subject to additional taxation if it were repatriated to the United States) and the estimated fair value of our short-term borrowings under the credit facility approximated the principal amounts reflected above based on the maturities of these financial instruments.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 4.	Controls and Procedures

(a)	Disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings and claims that are discussed in Note 9, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements, which discussion is incorporated by reference into this item.

Item 1A.	Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 2, 2009 should be carefully considered. Although the risk factors described below are the ones management deems significant, additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be adversely affected.

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

We believe that the acceptance of VMAT in general, and our RapidArc products in particular, is key to our future success. We believe that our RapidArc products for VMAT are a significant advance in IMRT treatments and can help drive longer term demand for our linear accelerators and IMRT-related products. Orders for our RapidArc technology have contributed significantly to our recent net orders growth, even though VMAT and our RapidArc products are not yet widely-accepted as a treatment standard. Early adopters of VMAT and our RapidArc products continue to publish studies on VMAT treatments using our RapidArc products. If, however, future studies contradict current knowledge about VMAT or our RapidArc products, question the effectiveness of VMAT treatments or show negative side effects, or if other more effective technologies are introduced, our customers may not be willing to adopt VMAT or purchase our RapidArc products. In addition, if third party information systems do not support our VMAT technology, customers that have third party information systems may not purchase our RapidArc products, which could negatively impact our net orders and revenues.

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

Additionally, the budgeting cycles of hospitals and clinics for capital equipment purchases are frequently fixed well in advance and have experienced pressure during the economic downturn, which may lengthen sales and ordering timeframes. In addition, even if customers accept new products or product enhancements, the revenues from these products may not be sufficient to offset the significant costs associated with making them available to customers.

We cannot be sure that we will be able to successfully develop, manufacture or introduce new products, treatment systems or enhancements, the roll-out of which involves compliance with complex quality assurance processes, including the Quality System Regulation (“QSR”) of the Food and Drug Administration (“FDA”). Failure to complete these processes timely and efficiently could result in delays that could affect our ability to attract and retain customers, or could cause customers to delay or cancel orders, causing our revenues and operating results to suffer.

New products generally take longer to install than well-established products. Because a portion of a product’s revenue is generally tied to installation and acceptance of the product, our recognition of revenue associated with new products may be deferred longer than expected. While we will work to decrease the installation times for new products, such as we have done with installation times for our On-Board Imager® (“OBI”), these plans may not be successful or have a meaningful impact on reducing associated revenue recognition deferrals. Furthermore, even if these plans are successful, potential customers may not decide to upgrade their equipment, or customers may delay delivery of some of our more sophisticated products because of the longer preparation and renovation of treatment rooms required. As a result, our revenues and other financial results could be adversely affected.

ROUGHLY HALF OF OUR REVENUES ARE INTERNATIONAL, AND ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS COULD ADVERSELY AFFECT OUR SALES OR MAKE THEM LESS PREDICTABLE

We conduct business globally. Our international revenues accounted for approximately 58% and 46% of revenues from continuing operations during the first quarter of fiscal years 2010 and 2009, respectively. As a result, we must provide significant service and support globally, and we have sales and service offices located in Europe, Asia, South America and Australia. We also have manufacturing and research operations in the United Kingdom, Germany, Switzerland, France, Finland, Canada and China. We have invested, and will continue to invest, substantial resources to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will be able to compete successfully in the international markets, generate new business, or meet the service and support needs of our customers there. Accordingly, our future results could be harmed by a variety of factors, including:

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

In addition, we generally retain cash received through international operations in our local subsidiaries. As of January 1, 2010, 89% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation, and we would not receive the full benefit of the repatriation. If this happens, our overall tax rate and our results of operations could suffer.

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

OUR RESULTS MAY BE HARMED BY THE WORLDWIDE ECONOMIC DOWNTURN

Since fiscal year 2008, the global economy has experienced a severe downturn due to the sequential effects of the subprime lending crisis, the credit market crisis, collateral effects on the finance and banking industries, volatile currency exchange rates and energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These economic conditions worsened in fiscal year 2009. These conditions have shrunk capital equipment budgets, slowed decision-making, made financing for large equipment purchases more expensive and more time consuming, and made it difficult for our customers and our vendors to accurately forecast and plan future business activities. This, in turn, has caused and may continue to cause our customers to freeze or dramatically reduce purchases and capital project expenditures, and may result in consolidation of our customers. It may take time for our customers to establish new budgets and return to normal purchasing patterns once the economy improves. These conditions may also disrupt supply if vendors consolidate or go out of business. In such a climate, it has become and may continue to be more difficult for us to accurately forecast and plan our future business activities. We cannot predict when an economic recovery will occur, in general or specifically in the healthcare industry. Historically, our business has felt the effects of market trends later than other sectors in the healthcare industry, such as diagnostic radiology, and it is possible that we may experience the effects of any economic recovery later than others in the healthcare industry. A weak or deteriorating healthcare market would inevitably adversely affect our business, financial conditions and results of operations.

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

Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. Both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform. In the Obama administration’s fiscal year 2010 federal budget proposal, the administration emphasized maintaining patient choice, reducing inefficiencies and costs, increasing prevention programs, increasing coverage portability and universality, improving quality of care and maintaining fiscal sustainability. The Obama administration’s fiscal year 2010 budget included proposals to limit Medicare payments, reduce drug spending and increase taxes. In addition, members of Congress have proposed a significant tax on certain medical devices, a single-payer healthcare system, a government health insurance option to compete with private plans, and other expanded public healthcare measures. Various healthcare reform proposals have also emerged at the state level. We believe that the current uncertainty created by the prospects of healthcare reform in the United States has complicated our customers’ decision-making process and impacted our Oncology Systems business, and we expect that this uncertainty will persist until there is greater clarity on healthcare reform. We are unable to predict what healthcare reform legislation or regulations, if any, will be enacted in the United States or elsewhere; whether other healthcare legislation or regulations affecting our business may be proposed or enacted in the future; what effect any such legislation or regulation would have on our business; or the effect ongoing uncertainty surrounding these matters will have on our customer’s purchasing decisions. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes, and adversely affect our business, possibly materially.

CHANGES TO RADIATION ONCOLOGY REIMBURSEMENTS MAY AFFECT DEMAND FOR OUR PRODUCTS

Sales of our healthcare products indirectly depend on whether adequate reimbursement is available to our customers from a variety of sources, such as government healthcare insurance programs, including the Medicare and Medicaid programs; private insurance plans; health maintenance organizations and preferred provider organizations. Once Medicare has made a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually. Private third-party payors, although independent from Medicare, sometimes use portions of Medicare reimbursement policies and payment amounts in making their own reimbursement decisions. As a result, decisions by the U.S. Centers for Medicare and Medicaid Services (“CMS”) to reimburse for a treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a treatment sometimes extend to third-party payor reimbursement policies and amounts for that treatment. We have seen our customers’ decision-making process complicated by the uncertainty surrounding the recent proposed reduction in Medicare reimbursement rates for radiotherapy and radiosurgery at free-standing clinics in the United States and for physician reimbursement for radiation oncology. While the final enacted reimbursement rate reductions for 2010, which were announced by CMS on October 30, 2009, were much more modest for radiotherapy than originally proposed, we believe that the confusion and uncertainty created by the proposal has been a major factor impacting our net orders since mid-2009, particularly from free-standing radiotherapy clinics. From time to time, CMS and third party payors may review and modify the factors upon which they rely to determine appropriate levels of reimbursement for cancer treatments. For example, CMS and third-party payors have begun to focus on the comparative effectiveness of radiation therapy versus other methods of cancer treatment, and could modify reimbursement rates based on the results of comparative effectiveness studies. If adequate studies about the comparative effectiveness of radiotherapy are not available, or do not satisfactorily show how effective radiotherapy is versus other methods of cancer treatment, reimbursement rates for radiotherapy could be adversely affected. Any significant cuts in reimbursement rates for radiotherapy, radiosurgery, proton therapy or brachytherapy, or concerns or proposals regarding further cuts, could further increase uncertainty, influence our customers’ decisions, reduce demand for our products, cause customers to cancel orders and have a material adverse effect on our revenues and stock price.

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

WE FACE SIGNIFICANT COSTS IN ORDER TO COMPLY WITH LAWS AND REGULATIONS APPLICABLE TO THE MANUFACTURE AND DISTRIBUTION OF OUR PRODUCTS, AND FAILURE OR DELAYS IN OBTAINING REGULATORY CLEARANCES OR APPROVALS, OR FAILURE TO COMPLY WITH APPLICABLE LAWS AND REGULATIONS COULD PREVENT US FROM DISTRIBUTING OUR PRODUCTS OR RESULT IN SIGNIFICANT PENALTIES

Our products and those of OEMs that incorporate our products are subject to extensive and rigorous government regulation, both in the United States and in foreign countries. Compliance with these laws and regulations is expensive and time-consuming, and failure to comply with these laws and regulations could adversely affect our business.

Marketing a medical device in the United States. In the United States, as a manufacturer and seller of medical devices and devices emitting radiation or utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the FDA, Nuclear Regulatory Commisson (“NRC”) and state and local regulatory agencies, such as the State of California, to ensure the devices are safe and effective and comply with laws governing products which emit, produce or control radiation. Similar international regulations apply overseas. These regulations govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale and marketing and disposal of our products.

Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, an existing medical device obtain either 510(k) pre-market notification clearance or pre-market approval (“PMA”) before we can market or sell those products in the United States. Modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process may also require a new 510(k) clearance. Obtaining clearances or approvals is time-consuming, expensive and uncertain. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products. If we were unable to obtain required FDA clearance or approval for a product or unduly delayed in doing so, or the uses of that product were limited, our business would suffer. In the past, in the United States, our devices have generally been subject to 510(k) clearance or exempt from 510(k) clearance. The 510(k) clearance process is generally less time-consuming, expensive and uncertain than the PMA process. However, there are some in the regulatory field who believe that certain medical devices should be required to use the PMA approval process rather than the 510(k) clearance process. If we were required to use the PMA approval process for future products or product modifications, it could delay or prevent release of the proposed products or modifications, which could harm our business.

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

Our medical devices utilizing radioactive material are subject to the NRC clearance and approval requirements, and the manufacture and sale of these products are subject to extensive international, federal and state regulation that varies from state to state and among countries or regions. Our manufacture, distribution, installation and service of medical devices utilizing radioactive material or emitting radiation also requires us to obtain a number of licenses and certifications for these devices and materials. Service of these products must also be in accordance with a specific radioactive materials license. In addition, we are subject to a variety of environmental laws regulating our manufacturing operations and the handling, storage, transport and disposal of hazardous materials, and which impose liability for the cleanup of any contamination from these materials. In particular, the handling and disposal of radioactive materials resulting from the manufacture, use or disposal of our products may impose significant costs and requirements. Disposal sites for the lawful disposal of materials generated by the manufacture, use or decommissioning of our products may no longer accept these materials in the future, or may accept them on unfavorable terms.

The FDA and the Federal Trade Commission (“FTC”) also regulate advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory clearances, that there are scientific data to substantiate the claims and that our advertising is neither false nor misleading. If the FDA or FTC determines that any of our advertising or promotional claims are not permissible, we may be subject to enforcement actions and may be required to revise our promotional claims or make other corrections or restitutions.

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

Other applicable regulations. As a participant in the healthcare industry, we are also subject to extensive laws and regulations protecting the privacy and integrity of patient medical information, including the Health Insurance Portability and Accountability Act of 1966 (“HIPAA”) and similar laws and regulations in foreign countries covering data privacy and other protection of health and employee information, “fraud and abuse” laws and regulations, including, physician self-referral prohibitions, anti-kickback laws and false claims laws. From time to time, these laws and regulations may be revised or interpreted in ways that could make it more difficult for our customers to conduct their businesses, such as recent proposed revisions to the laws prohibiting physician self-referrals, and such revisions could have an adverse effect on the demand for our products, and therefore our business and results of operations. We also must comply with numerous federal, state and local laws of more general applicability relating to such matters as safe working conditions, manufacturing practices and fire hazard control.

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

Regulatory requirements affecting our operations and sales outside the United States vary from country to country, often differing significantly from those in the United States. In general, outside the United States, our products are regulated as medical devices by foreign governmental agencies similar to the FDA. We are also subject to laws and regulations that apply to manufacturers of radiation emitting devices and products utilizing radioactive materials, as well as laws and regulations of general applicability relating to matters such as environmental protection, safe working conditions, manufacturing practices and other matters. These are often comparable to, if not more stringent than, the equivalent regulations in the United States. Sales overseas are also affected by regulation of matters such as product standards, packaging, labeling, environmental and product recycling requirements, import and export restrictions, tariffs, duties and taxes. In some countries, we rely on our foreign distributors to assist us in complying with foreign regulatory requirements, and we cannot be sure that they will always do so. We may be required to incur significant time and expense in obtaining and maintaining regulatory approvals. Delays in receipt of or failure to receive regulatory approvals, the loss of previously obtained approvals or failure to comply with existing or future regulatory requirements could restrict or prevent us from doing business in a country or subject us to a variety of enforcement actions and civil or criminal penalties, which would adversely affect our business.

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

We are subject to similar laws in foreign countries where we conduct business. For example, within the European Union (“EU”), the control of unlawful marketing activities is a matter of national law in each of the member states of the EU. The member states of the EU closely monitor perceived unlawful marketing activity by companies. We could face civil, criminal and administrative sanctions if any member state determines that we have breached our obligations under its national laws. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name us as having breached our obligations under their regulations, rules or standards, our reputation would suffer and our business and financial condition could be adversely affected.

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

Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices and other devices that deliver radiation. Because our products are involved in the intentional delivery of radiation to the human body, other situations where people may come in contact with radiation (for example, when our SIP products are being used to scan cargo), the collection and storage of patient treatment data for medical analysis and treatment delivery, the planning of radiation treatment and diagnostic imaging of the human body, and the diagnosing of medical problems, the possibility for significant injury and/or death exists. Our medical products operate within our customers’ facilities and network systems, and under quality assurance procedures established by the facility that ultimately result in the delivery of radiation to patients. Human and other errors or accidents may arise from the fact that our products operate in complex environments with products from other vendors, where interoperability or data sharing protocol may not be optimized even though the equipment or system operate according to specifications. As a result, we may face substantial liability to patients, our customers and others for damages resulting from the faulty, or allegedly faulty, design, manufacture, installation, servicing, support, testing or interoperability of our products, or their misuse or failure, as well as liability related to the loss or misuse of private patient data. We may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in our products, or installation, servicing and support of our products. With any accident or mistreatment, we could be subject to legal costs, adverse publicity and damage to our reputation, whether or not our products or services were a factor. Adverse publicity could adversely impact our business by negatively affecting the reputation of radiation therapy in general, causing patients to question the efficacy of radiation therapy as a viable treatment for cancer and seek other methods of treatment. In addition, publicity regarding any accidents or mistreatments could cause patients to be less receptive to radiotherapy treatments or result in additional regulation of radiation therapy, medical devices or the healthcare industry in general. Increased regulatory activities could adversely affect our ability to promote, manufacture and sell our products, and therefore negatively impact our business and results of operations.

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

The market for proton therapy products is still developing and is characterized by rapidly evolving technology, high competition and pricing pressure. Our ability to compete successfully depends, in part, on our ability to complete the development of our commercial proton therapy system, lower our product costs, develop and provide technically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, including integration of IGRT technologies such as OBI. In the proton therapy market, we compete principally with Ion Beam Applications S.A.

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

OPEN ARCHITECTURE IS BECOMING INCREASINGLY IMPORTANT, AND SALES OF OUR PRODUCTS COULD FALL IF WE FAIL TO ACHIEVE THIS

As radiation therapy becomes more and more complex, interoperability and compatibility of the various products used in treating patients becomes more important. Our linear accelerators, treatment simulators, treatment verification products, treatment planning and information management software products are designed to interoperate with one another, and, wherever possible, to use standard published protocols for communication with other widely used radiation oncology products manufactured by other companies. In the event proper communication with particular third party products cannot be achieved using standard published protocols, we may need to develop individual interfaces so that our products communicate correctly. Obtaining and maintaining this interoperability and compatibility can be costly and time-consuming. When other companies modify the design or functionality of their products, this may affect their compatibility with our products. When we implement design improvements to our products, customers may be reluctant to adopt our new technology due to interoperability issues. For example, a clinic may be unwilling to implement one of our new technologies because its third-party software does not yet communicate correctly with our new product. Our ability to obtain compatibility with products of other companies may depend on our ability to obtain adequate information from them regarding their products. In many cases, these third parties are our competitors and may schedule their product changes and delay their release of relevant information to us to place us at a competitive disadvantage. When we modify our products to make them interoperable or compatible with third-party products, we may be required to obtain additional regulatory clearances. This process is costly and could result in delay in our ability to release our products for commercial use. It is also possible that, despite our best efforts, we may not be able to make our products interoperable or compatible with widely used third-party products or may only be able to do so at a prohibitive expense, making our products less attractive or more costly to our customers.

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

CONSOLIDATION AMONG OUR ONCOLOGY SYSTEMS CUSTOMERS COULD ADVERSELY AFFECT OUR SALES OF ONCOLOGY PRODUCTS

We have seen and may continue to see some consolidation among our customers in our Oncology Systems business, as hospitals and clinics combine through mergers and acquisitions, and as they join group purchasing organizations or affiliated enterprises. As customers consolidate, the volume of product sales to these customers might decrease. Alternatively, order size may increase as what were previously more than one customer combine orders as one entity. As a result, the purchasing cycle for our Oncology Systems products could lengthen, as orders increase in size and require more customer approvals. Both increased order size and extended purchasing cycles could cause our net orders for these products to be more volatile and less predictable. In addition, group purchasing organizations often focus on pricing as the determinant in making purchase decisions. A reduction in net orders could affect the level of future revenues, which would adversely affect our operating results, financial condition, and the price of VMS common stock.

WE SELL OUR X-RAY TUBES TO A LIMITED NUMBER OF OEM CUSTOMERS, MANY OF WHICH ARE ALSO OUR COMPETITORS, AND A REDUCTION IN BUSINESS BY ONE OR MORE OF THESE CUSTOMERS OR CONSOLIDATION OF CUSTOMERS COULD REDUCE OUR SALES

There has been a consolidation of diagnostic imaging systems manufacturers over the past few years, including the consolidation of these customers into companies that already manufacture x-ray tubes. If this continues, we could experience less predictable and reduced sales of our x-ray tube products. In addition, the general worldwide economic downturn we have seen since 2008 has made and may continue to make it difficult for our OEM customers to accurately forecast and plan future business activities, and we saw our x-ray business impacted in fiscal year 2009 by inventory reduction efforts at some of these customers. The market for new X-ray imaging equipment has been weak, and certain product lines, such as dental and veterinary, have been hit particularly hard in the recession. Continued or further deterioration in the markets for our customers’ products may adversely affect our X-ray Products business. In recent years, we have also seen dramatic reductions in Medicare reimbursements for diagnostic radiology. We believe reductions in these Medicare reimbursement rates have reduced demand for medical x-ray imaging equipment, such as CT scanners, which have negatively impacted demand for our x-ray tube products. Also, because we sell our x-ray products to a limited number of OEM customers and many of them are also our competitors with in-house x-ray tube manufacturing operations, we could experience the loss of, or reduction in purchasing volume by, one or more of these customers as they lower external sourcing costs in this economic downturn. Such a loss or reduction could have a material adverse effect on our X-ray Products business.

ORDERS FOR OUR SECURITY AND INSPECTION PRODUCTS COULD BE UNPREDICTABLE

Our SIP business designs, manufactures, sells and services Linatron x-ray accelerators, imaging processing software and image detection products for security and inspection, such as cargo screening at ports and borders and nondestructive examination for a variety of applications. We generally sell SIP products to OEMs who incorporate our products into their inspection systems, which are then sold to customs and other government agencies, as well as to commercial organizations in the casting, power, aerospace, chemical, petro-chemical and automotive industries. We believe growth in the SIP business will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes. However, use of linear accelerator and imaging technology in security cargo screening and border protection is in its early stages. Orders for our SIP products have been and may continue to be unpredictable as governmental agencies may place large orders with us or our OEM customers in a short time period, and then may not place any orders for a long time period thereafter. Because it is difficult to predict our OEM customer delivery and acceptance schedules, the actual timing of sales and revenue recognition will vary significantly.

In addition, our SIP business is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection and customs revenue activities, which depend upon government budgets and appropriations that are subject to political changes. We have seen customers freeze or dramatically reduce purchases and capital project expenditures, or act cautiously as governments around the world wrestle with spending priorities. As a result, this business is subject to unpredictability in the timing of orders, sales and revenue that could cause volatility in our revenues and earnings, and therefore the price of VMS common stock.

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

IF WE FAIL TO SUCCESSFULLY ACQUIRE OR INTEGRATE NEW BUSINESSES, PRODUCTS AND TECHNOLOGY, WE MAY NOT REALIZE EXPECTED BENEFITS OR MAY HARM OUR BUSINESS

We need to grow our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to grow our business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, in fiscal year 2009 we acquired certain assets of IKOE, a supplier of software used in the planning of radiotherapy and radiosurgery treatments. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, completing an acquisition can divert our management and key personnel from our business operations, which could harm our business and affect our financial results. Even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products, technologies or employees into our operations, or may not fully realize some of the expected synergies.

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

Further, we may find that we need to restructure or divest acquired businesses, or assets of those businesses. Even with restructuring activities or divestitures, an acquisition may not produce the full efficiencies and benefits we expect. Consequently, we may not achieve anticipated growth or other benefits from an acquisition, which could harm our existing business. If we decide to sell assets or a business, as we did in fiscal year 2008 with Research Instruments, it may be difficult to identify buyers or alternative exit strategies on acceptable terms, in a timely manner, or at all, which could delay the accomplishment of our strategic objectives, or we may dispose of a business at a price or on terms that are less than we had anticipated.

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

•	delay in the installation and/or acceptance of a product;

•	for proton therapy systems, failure to satisfy contingencies associated with an order;

•	the method of accounting used to recognize revenue;

•	a change in a customer’s financial condition or ability to obtain financing; or

•	appropriate regulatory approvals or authorizations.

Our quarterly operating results may also be affected by a number of other factors, including:

•	changes in our or our competitors’ pricing or discount levels;

•	changes or anticipated changes in third-party reimbursement amounts or policies applicable to treatments using our products;

•	revenues becoming affected by seasonal influences;

•	timing of revenue recognition;

•	changes in foreign currency exchange rates;

•	changes in the relative portion of our revenues represented by our various products, including the relative mix between higher margin and lower margin products;

•	changes in the relative portion of our revenues represented by the international regions;

•	timing of the announcement, introduction and delivery of new products or product enhancements by us and by our competitors;

•	fluctuation in our effective tax rate resulting from various factors, which may or may not be known to us in advance;

•	disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services;

•	disruptions in our operations, including our ability to manufacture products, caused by events such as earthquakes, fires, floods, terrorist attacks or the outbreak of epidemic diseases;

•	changes in the general economic conditions or tightening of credit available to our customers in the regions in which we do business;

•	unexpected levels of order cancellations;

•	the impact of changing levels of sales on sole purchasers of certain of our x-ray products;

•	the unfavorable outcome of any litigation or administrative proceeding or inquiry;

•	misleading information in the financial community; and

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

We expect that a limited number of customers will account for a substantial portion of our Particle Therapy business for the foreseeable future. Because an order for a proton therapy system can be relatively large, an order in one fiscal period will cause our financial results to vary significantly, making comparisons between fiscal periods more difficult. Further, the award of a proton therapy system orders may be subject to challenge by third parties, which can make the certainty of these orders unpredictable. If a customer cancels an order for a proton therapy system, it would negatively impact our orders in the fiscal period in which the order is cancelled, and we would lose product and services revenues, which would adversely affect our financial results.

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

CHANGES IN INTERPRETATION OR APPLICATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES MAY ADVERSELY AFFECT OUR OPERATING RESULTS

We prepare our financial statements to conform with GAAP. These principles are subject to interpretation by the FASB, American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Additionally, as we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period.

For example, as a result of our adoption of the provisions in ASC 740 related to accounting for uncertainty in income taxes, our effective tax rate and other related financial metrics have fluctuated and may in the future fluctuate more than they have in prior periods.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of January 1, 2010, customer contracts with extended payment terms of more than one year amounted to less than 1% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our net earnings. Also, longer or extended payment terms have and may in the future result in an increase in our days sales outstanding.

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

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to the shares of common stock repurchased by us during the first quarter of fiscal year 2010.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 3, 2009 - October 30, 2009	250,000		$40.39	250,000	7,050,000
October 31, 2009 - November 27, 2009	1,007,578	(2)	$45.08	1,000,000	6,050,000
November 28, 2009 - January 1, 2010	—		$—	—	5,000,000

Total	1,257,578		$44.15	1,250,000

(1)	On November 17, 2008, VMS’s Board of Directors authorized the repurchase of 8,000,000 shares of VMS common stock from January 1, 2009 through December 31, 2009. The authorization expired on December 31, 2009 with 6,050,000 shares available for repurchase. On November 13, 2009, VMS’s Board of Directors authorized the repurchase of an additional 5,000,000 shares of VMS common stock from January 1, 2010 through December 31, 2010. We expect repurchases under the November 13, 2009 authorization will be made in accordance with Rule 10b-18 and include plans designed to satisfy the Rule 10b5-1 safe harbor. Shares will be retired upon repurchase.
(2)	Includes 7,578 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations upon the vesting of restricted common stock granted under the Company’s employee stock plans.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description
15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended January 1, 2010 and January 2, 2009; (ii) Condensed Consolidated Statements of Earnings for the three months ended January 1, 2010 and January 2, 2009; (iii) Condensed Consolidated Balance Sheets at January 1, 2010 and October 2, 2009; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 1, 2010 and January 2, 2009; and (v) Notes to Condensed Consolidated Financial Statements for the three months ended January 1, 2010.

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

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: February 9, 2010	By:	/s/ ELISHA W. FINNEY
Elisha W. Finney
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended January 1, 2010 and January 2, 2009; (ii) Condensed Consolidated Statements of Earnings for the three months ended January 1, 2010 and January 2, 2009; (iii) Condensed Consolidated Balance Sheets at January 1, 2010 and October 2, 2009; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 1, 2010 and January 2, 2009; and (v) Notes to Condensed Consolidated Financial Statements for the three months ended January 1, 2010.

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