Form 10-Q
period 2010-04-02
VARIAN MEDICAL SYSTEMS INC
filed 2010-05-11
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 123,538,821 shares of common stock, par value $1 per share, outstanding as of April 30, 2010.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended April 2, 2010

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Revenues:
Product	$454,353	$449,320	$864,550	$851,461
Service contracts and other	131,218	104,271	261,927	210,799

Total revenues	585,571	553,591	1,126,477	1,062,260

Cost of revenues:
Product	260,946	256,134	498,315	489,414
Service contracts and other	70,647	57,066	133,167	113,498

Total cost of revenues	331,593	313,200	631,482	602,912

Gross margin	253,978	240,391	494,995	459,348

Operating expenses:
Research and development	38,920	36,979	77,308	73,957
Selling, general and administrative	79,502	81,183	163,044	164,416

Total operating expenses	118,422	118,162	240,352	238,373

Operating earnings	135,556	122,229	254,643	220,975
Interest income	720	877	1,528	3,139
Interest expense	(1,099)	(1,194)	(2,203)	(2,147)

Earnings from continuing operations before taxes	135,177	121,912	253,968	221,967
Taxes on earnings	44,063	42,554	84,079	73,030

Earnings from continuing operations	91,114	79,358	169,889	148,937
Loss from discontinued operations, net of taxes	—	(11,545)	—	(12,327)

Net earnings	$91,114	$67,813	$169,889	$136,610

Net earnings (loss) per share - Basic
Continuing operations	$0.74	$0.64	$1.38	$1.20
Discontinued operations	$—	$(0.09)	$—	$(0.10)

Net earnings per share	$0.74	$0.55	$1.38	$1.10

Net earnings (loss) per share - Diluted
Continuing operations	$0.73	$0.64	$1.36	$1.19
Discontinued operations	$—	$(0.10)	$—	$(0.10)

Net earnings per share	$0.73	$0.54	$1.36	$1.09

Shares used in the calculation of net earnings (loss) per share:
Weighted average shares outstanding - Basic	122,938	123,782	123,313	123,836

Weighted average shares outstanding - Diluted	124,337	124,497	124,504	124,836

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	April 2, 2010	October 2, 2009 (1)
Assets

Current assets:
Cash and cash equivalents	$654,727	$553,529
Accounts receivable, net of allowance for doubtful accounts of $4,321 at April 2, 2010 and $4,347 at October 2, 2009	497,320	580,918
Inventories	371,496	321,861
Prepaid expenses and other current assets	97,989	71,751
Deferred tax assets	108,068	144,392

Total current assets	1,729,600	1,672,451

Property, plant and equipment, net	258,479	264,060
Goodwill	207,146	210,346
Other assets	154,664	161,391

Total assets	$2,349,889	$2,308,248

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$111,610	$116,093
Accrued expenses	252,882	304,402
Product warranty	49,580	50,823
Deferred revenues	131,313	130,588
Advance payments from customers	266,104	226,964
Short-term borrowings	—	4,445
Current maturities of long-term debt	6,515	9,005

Total current liabilities	818,004	842,320
Long-term debt	23,259	23,394
Other long-term liabilities	115,100	130,751

Total liabilities	956,363	996,465

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 123,460 and 125,281 shares issued and outstanding at April 2, 2010 and at October 2, 2009, respectively	123,460	125,281
Capital in excess of par value	528,544	516,478
Retained earnings	773,542	696,409
Accumulated other comprehensive loss	(32,020)	(26,385)

Total stockholders’ equity	1,393,526	1,311,783

Total liabilities and stockholders’ equity	$2,349,889	$2,308,248

(1)	The condensed consolidated balance sheet as of October 2, 2009 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(In thousands)	April 2, 2010	April 3, 2009
Cash flows from operating activities:
Net earnings	$169,889	$136,610
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	16,247	21,319
Tax benefits from exercises of share-based payment awards	7,031	4,553
Excess tax benefits from share-based compensation	(5,466)	(6,022)
Depreciation	21,990	19,372
Amortization of intangible assets	1,763	1,792
Deferred taxes	2,144	(1,366)
Provision for doubtful accounts receivable	1,104	699
Net change in fair value of derivatives and underlying commitments	(2,507)	1,671
(Income) loss on equity investment in affiliate	(1,348)	15
Loss on sale of Research Instruments	—	8,062
Other, net	1,353	(1,631)
Changes in assets and liabilities:
Restricted Cash	—	(2,340)
Accounts receivable	68,891	(66,608)
Inventories	(57,972)	(55,340)
Prepaid expenses and other current assets	(15,445)	(14,895)
Accounts payable	(3,162)	4,576
Accrued expenses	(21,503)	3,299
Deferred revenues	725	(9,904)
Product warranty	(623)	(1,941)
Advance payments from customers	39,215	19,898
Other long-term liabilities	2,262	(2,198)

Net cash provided by operating activities	224,588	59,621

Cash flows from investing activities:
Purchases of property, plant and equipment	(19,022)	(29,334)
(Increase) decrease in cash surrender value of life insurance	1,392	(2,258)
Note receivable from affiliate and other, net	(71)	(6,311)
Other, net	(4,992)	(4,290)

Net cash used in investing activities	(22,693)	(42,193)

Cash flows from financing activities:
Repurchases of common stock	(126,738)	(71,541)
Proceeds from issuance of common stock to employees	28,373	13,812
Excess tax benefits from share-based compensation	5,466	6,022
Employees’ taxes withheld and paid for restricted stock and restricted stock units	(7,269)	(2,746)
Repayments of bank borrowings	(2,625)	(7,866)
Net borrowings (repayments) under line of credit agreements	(4,402)	10,000
Other	(119)	(132)

Net cash used in financing activities	(107,314)	(52,451)

Effects of exchange rate changes on cash and cash equivalents	6,617	12,334

Net increase (decrease) in cash and cash equivalents	101,198	(22,689)

Cash and cash equivalents at beginning of period	553,529	397,306

Cash and cash equivalents at end of period	$654,727	$374,617

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

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 2, 2009 (the “2009 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of April 2, 2010 and October 2, 2009, results of operations for the three and six months ended April 2, 2010 and April 3, 2009, and cash flows for the six months ended April 2, 2010 and April 3, 2009. The results of operations for the three and six months ended April 2, 2010 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2010 is the 52-week period ending October 1, 2010, and fiscal year 2009 was the 53-week period that ended on October 2, 2009. The fiscal quarters ended April 2, 2010 and April 3, 2009 were both 13-week periods.

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

Principles of Consolidation

The consolidated financial statements include those of VMS and its subsidiaries. Intercompany balances, transactions and stock holdings have been eliminated in consolidation.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts, accounts payable and short-term borrowings, approximate fair value due to their short maturities. The fair value of the Company’s long-term debt was estimated to be $32.2 million at April 2, 2010 and $34.8 million at October 2, 2009. The estimated fair value of long-term debt was based on the then-current rates available to the Company for debt of similar terms and remaining maturities. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Revenue Recognition

The Company’s revenues are derived primarily from the sale of hardware and software products, and related services and contracts from the Company’s Oncology Systems, X-ray Products, Security and Inspection Products (“SIP”) and Varian Particle Therapy businesses. The Company recognizes its revenues net of any value added or sales tax and net of sales discounts.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the scope of its software revenue guidance to exclude tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality. In October 2009, the FASB also amended its accounting guidance for multiple deliverable revenue arrangements to provide updated guidance on whether multiple deliverables in a revenue arrangement exist, how the deliverables in an arrangement should be separated and how the consideration should be allocated. This guidance requires an entity to allocate consideration in an arrangement using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence of selling price (“TPE”), eliminates the use of the residual method and requires an entity to allocate consideration using the relative selling price method.

At the beginning of its second quarter of fiscal year 2010, the Company elected to early adopt the amended software revenue guidance and amended multiple deliverable revenue arrangement guidance on a prospective basis as of the beginning of fiscal year 2010 and has applied the amended guidance for revenue arrangements originating or materially modified after October 2, 2009. The adoption of the new accounting guidance did not have a material impact on the Company’s previously reported financial position, results of operations and cash flows. The guidance does not change the units of accounting for the Company’s revenue arrangements for its existing product and service offerings as of the adoption date. However, as the Company’s future hardware and software product and service offerings may become more complex and interconnected, revenue recognition for multiple element arrangements under the new guidance could differ materially from the results under prior authoritative guidance. The Company is currently unable to determine the effect that the new guidance could have on its future revenue recognition as the Company’s products and service offerings evolve.

Many of the Company’s revenue arrangements consist of multiple deliverables of its software and non-software products, as well as related services. In Oncology Systems, the linear accelerators are often sold with hardware and software accessory products that enhance efficiency and enable delivery of advanced radiotherapy and radiosurgery treatments. Many of the Oncology Systems hardware and software accessory products are also sold on a stand-alone basis. The X-ray Products business generally sells its x-ray tubes and flat panel detectors on a stand-alone basis. However, the X-ray Products business occasionally sells its flat panel detectors and x-ray tubes as a package that is optimized for digital x-ray imaging. While SIP products are generally sold on a stand-alone basis, SIP occasionally sells its Linatron® x-ray accelerators together with its imaging processing software and image detection products to OEM customers who incorporate them into their inspection systems. Service contracts are often sold with Oncology Systems products, as well as with certain products in the X-ray Products and SIP businesses. As discussed below, certain of the Oncology Systems and SIP products are sold with

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

installation obligations. Delivery of different elements in a revenue arrangement often span more than one reporting period. For example, a linear accelerator may be delivered in a reporting period but the related installation is completed in a later period. Revenue related to service contracts usually starts after the expiration of the warranty period for non-software product or upon acceptance for software products.

For arrangements with multiple elements that were entered into prior to fiscal year 2010, the Company allocated revenue to each element based on the prior authoritative guidance. For hardware products, the Company allocated revenue to each element based on its relative fair value and recognized the allocated revenue for each delivered element provided that it had value to the customer on a stand-alone basis. For software products (which includes software and non-software deliverables for which a software deliverable is essential to its functionality), the Company allocated revenue to each element based on VSOE of its fair value. In the absence of VSOE of its fair value for a delivered element, the Company first allocated revenue to the undelivered element based on the fair value of the undelivered elements and the residual revenue to the delivered elements, provided that the undelivered software element is not essential to the functionality of the delivered element. The Company limited the amount of revenue recognition for delivered elements to the amount that was not contingent on the future delivery of additional products or services.

For a multiple element arrangement that includes software and non-software deliverables entered into or materially modified after October 2, 2009, the Company first allocates revenues among the software and non-software deliverables on a relative selling price basis. The amounts allocated to the non-software products and software are accounted for as follows:

Non-software Products

For arrangements entered into or materially modified after October 2, 2009, non-software products include hardware products as well as software components that function together with the hardware components to deliver the product’s essential functionality. Except as described below under “Service Contracts and Other,” the Company recognizes revenues for non-software products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

For multiple element revenue arrangements that involve non-software products, a delivered non-software element is considered as a separate unit of accounting when it has stand-alone value and there is no customer-negotiated refund or return rights for the delivered element. The allocation of revenue is determined at the inception of the arrangement to all deliverables based on their relative selling prices. The selling price for each deliverable is determined using VSOE of selling price, if it exists; otherwise, TPE. If neither VSOE of selling price nor TPE exists for a deliverable, the Company uses the deliverable’s ESP.

The Company’s non-software products have stand-alone value because they are sold separately. Production installation, which is a standard process and does not involve changes to the features or capabilities of the Company’s products, is considered as a separate unit of accounting. Installation of Oncology Systems and SIP non-software products involves the Company’s testing of each product at its factory prior to the product’s delivery to ensure that the product meets the Company’s published specifications. Once these tests establish that the specifications have been met, the product is then disassembled and shipped to the customer’s site as specified in the customer contract. Risk of loss is transferred to the customer either at the time of shipment or delivery, depending upon the shipping terms of the contract. At the customer’s site, the product is reassembled, installed and retested in accordance with the Company’s installation procedures to ensure and demonstrate compliance with the Company’s published specifications for that product.

Under the terms of the Company’s non-software sales contract, “acceptance” of a non-software product with installation obligations is deemed to have occurred upon the earliest of (i) completion of product installation and testing in accordance with the Company’s standard installation procedures showing compliance with the Company’s published specifications for that product, (ii) receipt by the Company of an acceptance form executed by the customer acknowledging installation and compliance with the Company’s published specifications for that product, (iii) use by the customer of the product for any purpose after its delivery or (iv) six months after the delivery of the product to the customer by the Company. The contract allows for cancellation only by mutual agreement, thus the customer does not have a unilateral right to return the delivered non-software product.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The Company establishes VSOE of selling price based on the price charged for a deliverable when sold separately and, for a deliverable not yet being sold separately, the price established by management having the relevant authority. As discussed above, many products are sold in stand-alone arrangements and accordingly have VSOE of selling price. Service contracts are sold separately through renewal of annual contracts. The Company establishes TPE generally by evaluating the Company’s and competitors’ largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. The TPE for product installation is determined based on the estimated labor hours and the prevailing hourly rate charged by the Company’s service organization, as well as the prices charged by outside vendors for installation of the Company’s products. For certain products for which the Company is not able to establish VSOE of selling prices or TPE, ESPs are used as the basis of their selling prices. The Company estimates selling prices following an established process that considers market conditions including competitor product offerings and pricing strategies, as well as internal factors such as historical pricing practices and margin objectives. The establishment of product and service ESPs is controlled and reviewed by the appropriate level of management in all of the Company’s businesses.

The Company limits the amount of revenue recognized for delivered items to the amount that is not contingent upon the delivery of additional products or services. For Oncology Systems and SIP non-software products with installation obligations, the Company recognizes as revenues a portion of the product purchase price upon transfer of risk of loss and defers revenue recognition on the portion associated with product installation until “acceptance,” provided that all other criteria for revenue recognition have been met. The portion deferred is the greater of the relative selling price of the installation services for such products or the amount of payment contractually linked to the “acceptance.” However, when the entire purchase price for the non-software product is conditioned upon “acceptance,” the Company defers all revenues until “acceptance.”

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

Software Products

Except as described below under “Service Contracts and Other,” the Company recognizes revenues for software products in accordance with the software revenue recognition guidance. The Company recognizes license revenues when all of the following criteria have been met: persuasive evidence of an arrangement exists, the vendor’s fee is fixed or determinable, collection of the related receivable is probable, delivery of the product has occurred and the Company has received from the customer an acceptance form acknowledging installation and substantial conformance with the Company’s specifications (as set forth in the user manual) for such product, or upon verification of installation when customer acceptance is not required to be received, or upon the expiration of an acceptance period, provided that all other criteria for revenue recognition have been met.

Revenues earned on software arrangements involving multiple elements are allocated to each element based on VSOE of fair value, which is based on the price charged when the same element is sold separately. In instances when evidence of VSOE of fair value of all undelivered elements exists, but evidence does not exist for one or more delivered elements, revenues are recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).

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

Revenues related to certain proton therapy commissioning service contracts and highly customized image detection systems are recognized under the percentage-of-completion method in accordance with contract accounting. Revenues recognized under the percentage-of-completion method are primarily based on contract costs incurred to date compared with total estimated contract costs. Estimated losses on contracts are charged to cost of sales in the period when the loss is identified.

Advance Payments from Customers

Except for government tenders, group purchases and orders with letters of credit, the Company typically requires its customers to provide a down payment prior to transfer of risk of loss of ordered products or an advance payment prior to performance under service contracts. These payments are recorded as “Advance payments from customers” in the Condensed Consolidated Balance Sheets.

Deferred Revenue

Deferred revenue includes (i) the amount equal to the greater of the fair value of the installation services for hardware products or the amount of the payment that is contractually linked to acceptance and (ii) the entire sale price applicable to products shipped and billable but for which installation and/or final acceptance have not been completed. Deferred costs associated with deferred revenues are included in “Inventories” in the Condensed Consolidated Balance Sheets.

Recent Accounting Pronouncements

In December 2008, the FASB issued new standards under Accounting Standards Codification (“ASC 715-20”), which provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other post-retirement plan and requires employers to disclose information about fair value measurements of plan assets. The new standards under ASC 715-20 will be effective for the Company as of the end of fiscal year 2010. The adoption of these new standards concerns disclosure only and the Company does not expect it to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In March 2010, the FASB issued the guidance related to the Milestone Method of Revenue Recognition (“ASU 2010-17”), which recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transaction. ASU 2010-17 is effective in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the potential impact, if any, ASU 2010-17 may have on its consolidated financial position, results of operations and cash flows.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

2. BALANCE SHEET COMPONENTS:

The components of inventories were as follows:

(In millions)	April 2, 2010	October 2, 2009
Inventories:
Raw materials and parts	$215.0	$183.1
Work-in-progress	50.8	54.7
Finished goods	105.7	84.1

Total inventories	$371.5	$321.9

The components of other long-term liabilities were as follows:

(In millions)	April 2, 2010	October 2, 2009
Long-term income taxes payable	$55.1	$67.8
Other	60.0	63.0

Total other long-term liabilities	$115.1	$130.8

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

The Company’s financial assets and liabilities are valued using Level 1 and Level 2 inputs. Level 1 instrument valuations are obtained from quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations include valuations obtained from quoted prices for identical assets in markets that are not active. In addition, the Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. The Company’s derivative instruments are short-term in nature, typically one month to twelve months in duration. As of April 2, 2010, the Company did not have any financial assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 instruments). For the three and six months ended April 2, 2010, there were no significant transfers of assets or liabilities into or out of Level 1 and Level 2 fair value measurements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Effective October 3, 2009, the Company adopted the provisions of ASC 820, which establishes a framework for measuring fair value in GAAP, for nonfinancial assets and liabilities and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets that are measured at fair value on a recurring basis. There were no liabilities that were measured at fair value as of April 2, 2010 and October 2, 2009.

	Fair Value Measurement Using
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at April 2, 2010:
Money market funds	$41.7	$—	$—	$41.7
Derivative assets	—	3.6	—	3.6

Total assets measured at fair value	$41.7	$3.6	$—	$45.3

Assets at October 2, 2009:
Money market funds	$85.0	$—	$—	$85.0

Total assets measured at fair value	$85.0	$—	$—	$85.0

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

	Fair Value Measurement Using
Line Item in Condensed Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at April 2, 2010:
Cash and cash equivalents	$40.7	$—	$—	$40.7
Prepaid expenses	—	3.6	—	3.6
Other assets	1.0	—	—	1.0

Total assets measured at fair value	$41.7	$3.6	$—	$45.3

Assets at October 2, 2009:
Cash and cash equivalents	$84.0	$—	$—	$84.0
Other assets	1.0	—	—	1.0

Total assets measured at fair value	$85.0	$—	$—	$85.0

4. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” in the Condensed Consolidated Balance Sheets as follows:

(In millions)	April 2, 2010	October 2, 2009
Intangible Assets:
Acquired existing technology	$20.6	$20.8
Patents, licenses and other	18.4	15.2
Customer contracts and supplier relationship	10.4	10.4
Accumulated amortization	(38.9)	(37.2)

Net carrying amount	$10.5	$9.2

Amortization expense for intangible assets was $0.8 million and $0.9 million for the three months ended April 2, 2010 and April 3, 2009, respectively, and $1.7 million and $1.8 million for the six months ended April 2, 2010 and April 3, 2009, respectively. The Company estimates amortization expense on a straight-line basis for the remaining six months of fiscal year 2010, fiscal years 2011 through 2014 and thereafter, to be as follows (in millions): $1.6, $2.7, $1.8, $1.4, $0.6 and $2.4, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table reflects the activity of goodwill by reportable operating segment for the six months ended April 2, 2010:

(In millions)	Oncology Systems	X-ray Products	Other	Total
Balance at October 2, 2009	$126.7	$2.7	$80.9	$210.3
Payment or accrual of contingent consideration	—	1.5	—	1.5
Foreign currency translation adjustments	—	—	(4.7)	(4.7)

Balance at April 2, 2010	$126.7	$4.2	$76.2	$207.1

5. RELATED PARTY TRANSACTIONS

In fiscal years 1999 and 2000, VMS invested a total of $5 million in a three member consortium for a 20% ownership interest in dpiX Holding LLC (“dpiX Holding”), which in turn invested $25 million for an 80.1% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin-film transistor arrays (“flat panels”) for the Company’s X-ray Products’ digital image detectors and for its Oncology Systems’ On-Board Imager® (“OBI”), and PortalVision™ imaging products. VMS had the right to appoint one manager of the five person board of managers. In accordance with the dpiX Holding agreement, net losses were to be allocated to the three members, in succession, until their capital accounts equaled zero, then to the three members in accordance with their ownership interests. The dpiX Holding agreement also provided that net profits were to be allocated to the three members, in succession, until their capital accounts equaled the net losses previously allocated, then to the three members in accordance with their ownership interests.

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

The investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded a gain on the equity investment in dpiX Holding of $0.9 million in the three months ended April 2, 2010 and a loss of $8,000 in the three months ended April 3, 2009. VMS recorded a gain on the equity investment in dpiX Holding of $1.3 million in the six months ended April 2, 2010 and a loss of $15,000 in the six months ended April 3, 2009. Income and losses on the equity investment in dpiX Holding are included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings.

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

In February 2008, VMS agreed to loan $1.6 million to dpiX, with the loan bearing interest at prime plus 1% per annum. The note receivable from dpiX was $1.6 million at October 2, 2009, with current portion included in “Prepaid expense and other current assets” and the long-term portion included in “Other Assets” in the Condensed Consolidated Balance Sheets. The principal balance was paid in full in January 2010.

In February 2009, VMS agreed to loan an additional $14 million to dpiX in four separate installments. The loan bears interest at prime plus 1% per annum. The principal balance is due and payable to VMS in four installments beginning in December 2011; interest is payable in full according to a quarterly schedule which began in April 2009; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable thereunder, is due and payable on September 10, 2012. As of April 2, 2010, VMS had loaned $8.8 million to dpiX under this loan agreement.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The current portion of the note receivable was included in “Prepaid expense and other current assets” and the long-term portion was included in “Other Assets” in the Condensed Consolidated Balance Sheets.

In March 2006, VMS and the other member of dpiX Holding agreed to invest an aggregate $92 million in dpiX Holding, with each member’s contribution based on its percentage ownership interest in dpiX Holding, for dpiX to acquire and construct a manufacturing facility in Colorado to increase its production capacity. As of April 2, 2010 and October 2, 2009, VMS’s contribution of $36.8 million to dpiX Holding for the Colorado manufacturing facility was included in “Other assets” in the Condensed Consolidated Balance Sheets.

During the three months ended April 2, 2010 and April 3, 2009, the Company purchased glass transistor arrays from dpiX totaling approximately $6.4 million and $6.4 million, respectively. Glass transistor arrays purchased from dpiX totaled $19.5 million for the six months ended April 2, 2010 and $14.2 million for the six months ended April 3, 2009. These purchases of flat panels are included as a component of “Inventory” in the Condensed Consolidated Balance Sheets and “Cost of revenues - product” in the Condensed Consolidated Statements of Earnings for these periods.

6. PRODUCT WARRANTY

The following table reflects the changes in the Company’s accrued product warranty during the six months ended April 2, 2010 and April 3, 2009:

	Six Months Ended
(In millions)	April 2, 2010	April 3, 2009
Accrued product warranty, at beginning of period	$50.8	$51.1
Charged to cost of revenues	24.6	27.9
Actual product warranty expenditures	(25.8)	(30.1)

Accrued product warranty, at end of period	$49.6	$48.9

7. CREDIT FACILITY

In July 2007, VMS entered into a credit agreement with Bank of America, N.A. (“BofA”) providing for an unsecured revolving credit facility that enabled the Company to borrow and have outstanding at any given time a maximum of $100 million (the “BofA Credit Facility”). On November 10, 2008, VMS amended and restated the BofA Credit Facility to increase the credit facility to $150 million and collateralize a portion of the credit facility with a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. As of April 2, 2010, VMS had pledged to BofA 65% of the voting shares that it holds in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary.

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

As of April 2, 2010, there was no outstanding balance under the Amended BofA Credit Facility. As of October 2, 2009, there was no outstanding balance under the Amended BofA Credit Facility other than $4.4 million outstanding under the Japanese Line of Credit with a weighted average interest rate of 1.55%. Up to $25 million of these facilities could also be used to support letters of credit issued on behalf of the Company, of which none were outstanding as of April 2, 2010 and October 2, 2009.

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

The fair values of derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	April 2, 2010	October 2, 2009	Balance Sheet Location	April 2, 2010	October 2, 2009
(In millions)		Fair Value	Fair Value		Fair Value	Fair Value
Derivative designated as hedging instruments:
Foreign exchange forward contracts	Prepaid Expenses	$3.6	$—	Accrued liabilities	$—	$—

Total derivatives		$3.6	$—		$—	$—

See Note 3, “Fair Value” and “Valuation of Derivative Instruments” under Critical Accounting Estimates in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding valuation of the Company’s derivative instruments. Also see Note 1, “Significant Accounting Policies” to the Consolidated Financial Statements in the Company’s 2009 Annual Report regarding credit risk associated with the Company’s derivative instruments.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Cash Flow Hedging Activities

The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and may hedge certain of the larger foreign currency transactions when they are not transacted in the relevant subsidiary’s functional currency. These foreign currency sales transactions are hedged using forward exchange contracts. The Company may use other derivative instruments in the future. The Company enters into foreign currency forward exchange contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts range from one to twelve months in maturity. As of April 2, 2010, the Company did not have any forward exchange contracts with an original maturity greater than twelve months.

The hedges of foreign currency denominated forecasted revenues are accounted for in accordance with ASC 815, pursuant to which the Company has designated its hedges of forecasted foreign currency revenues as cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges under ASC 815, the Company formally documents for each derivative contract at the hedge’s inception the relationship between the hedging instrument (forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, as well as its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instrument in “Accumulated other comprehensive income (loss)” and reclassifies these amounts into “Revenues” in the period during which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any ineffective portion of the hedge in “Revenues,” and amounts not included in the assessment of effectiveness in “Cost of revenues” in the Condensed Consolidated Statements of Earnings. During the three and six months ended April 2, 2010 and the three and six months ended April 3, 2009, there were no material gains or losses due to hedge ineffectiveness of cash flow hedges and the Company did not discontinue any cash flow hedges that had a material impact on the Company’s results of operations. At the inception of the hedge, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of April 2, 2010, all forecasted cash flows were still probable to occur. As of October 2, 2009, there was no net unrealized gain or loss on derivative instruments included in “Accumulated other comprehensive income (loss).” As of April 2, 2010, net unrealized gain on derivative instruments of $1.1 million, before tax, was included in “Accumulated other comprehensive income (loss),” and is expected to be reclassified to net earnings over the next twelve months.

The Company had the following outstanding foreign exchange forward contracts that were entered into to hedge forecasted revenues:

Notional Value Sold
(In millions)	April 2, 2010
Euro	$38.2
Japanese yen	46.1

$84.3

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table presents the amounts, before tax, recognized in accumulated other comprehensive income (loss) and in the Condensed Consolidated Statements of Earnings that are related to the effective portion of the foreign exchange forward contracts designated as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)
	Three Months Ended		Six Months Ended		Comprehensive Income	Three Months Ended		Six Months Ended
(In millions)	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009	into Net Earnings (Effective Portion)	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Foreign exchange contracts	$0.6	$4.7	$1.8	$8.4	Revenues	$0.7	$2.2	$0.7	$3.4

The following table presents the amounts recognized in the Condensed Consolidated Statement of Earnings that are related to (i) the ineffective portion of the cash flow hedges and (ii) the amount excluded from effectiveness testing of the cash flow hedges:

		Three Months Ended		Six Months Ended
(in millions)	Location of gain (loss) recognized	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Ineffective portion of cash flow hedges - Gain (Loss)	Revenues	$—	$—	$—	$—
Amount excluded from assessment of effective of cash flow hedges - Gain (Loss)	Cost of Revenues	$—	$(0.1)	$—	$(0.1)

Balance Sheet Hedging Activities

The Company also hedges balance sheet exposures from its various subsidiaries and business units, where the U.S. dollar is the functional currency. The Company enters into foreign currency forward exchange contracts to minimize the short-term impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency. The foreign currency forward exchange contracts are short term in nature, typically with maturity of approximately one month, and are based on the net forecasted balance sheet exposure. These hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment and are not designated as hedging instruments under ASC 815. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings. Changes in the values of these hedging instruments are offset by changes in the values of foreign currency denominated assets and liabilities. Variations from the forecasted foreign currency assets or liabilities, coupled with a significant currency movement, may result in a material gain or loss if the hedges are not effectively offsetting the change in value of the foreign currency asset or liability. Other than foreign exchange hedging activities, the Company has no other free-standing or embedded derivative instruments.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

As of April 2, 2010, the Company had the following outstanding foreign exchange forward contracts that were entered into to hedge balance sheet exposures from its various foreign subsidiaries and business units:

(In millions)	Notional Value Sold	Notional Value Purchased
Australian dollar	$11.3	$—
British pound	—	7.5
Canadian dollar	8.1	—
Danish krone	—	3.8
Euro	127.2	—
Indian rupee	2.0	—
Japanese yen	83.5	—
Swiss franc	—	40.1

Totals	$232.1	$51.4

The following table presents the gains (losses) recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward exchange contracts that are not designated as hedging instruments under ASC 815.

Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Net Earnings on Derivative
	Three Months Ended		Six Months Ended
(In millions)	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Selling, general and administrative expenses	$8.8	$5.3	$12.4	$13.2

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the remeasurement of monetary assets and liabilities denominated in certain currencies other than the U.S. dollar functional currency.

Contingent Features

Certain of the Company’s derivative instruments are subject to a master netting agreement which contains provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. The counterparty’s right of set-off is not limited to the derivative instruments and applies to other rights held by the counterparty. Pursuant to the master netting agreement, an event of default includes the Company’s failure to pay the counterparty under the derivative instruments, voluntary or involuntary bankruptcy, the Company’s failure to repay an aggregate of $25 million or more in debts, and deterioration of creditworthiness of the surviving entity when the Company merges or transfers its assets or liabilities to another entity. As of April 2, 2010 and October 2, 2009, the Company did not have significant outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

9. COMMITMENTS AND CONTINGENCIES

Commitments

In October 2008, VMS consummated an agreement with Varian, Inc. (“VI”), under which VI would surrender its sublease of a building containing approximately 210,000 square feet of floor space and the related leasehold interest for the land. The term of this sublease expires in the year 2056. This building, which is located adjacent to the Company’s corporate

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

headquarters in Palo Alto, California, is intended to support the growth of the Company’s operations and its longer term objective of co-locating certain of its operations. Pursuant to this agreement, VI agreed to surrender the space in the building to the Company over a period which began in October 2008 and which ends in June 2010 and the Company agreed to pay VI an aggregate of $21 million in cash and assume the obligations of sublessor under a below-market rate sublease to a third party for a portion of the building. As of April 2, 2010, $5 million had been paid to VI pursuant to this agreement and the remaining $16 million will be payable in June 2010.

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

The Company spent $0.2 million and $0.3 million (net of amounts borne by VI and VSEA) during the three months ended April 2, 2010 and April 3, 2009, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs. The Company spent $0.4 million (net of amounts borne by VI and VSEA) during each of the six months ended April 2, 2010 and April 3, 2009 on such costs.

Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of April 2, 2010, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $2.8 million to $7.1 million. The time frames over which these cleanup project costs are estimated vary, ranging from 1 year up to 30 years as of April 2, 2010. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $2.8 million for these cleanup projects as of April 2, 2010. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.

The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of April 2, 2010, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in total from $7.1 million to $35.9 million. The time frames over which these costs are estimated to be incurred vary, ranging from 1 year to 30 years as of April 2, 2010. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $15.4 million at April 2, 2010. Accordingly, the Company has accrued $11.2 million for these costs, which represents the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $2.8 million described in the preceding paragraph.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. The Company recorded receivables from that insurer of $2.8 million both at April 2, 2010 and October 2, 2009, which were included in “Other assets” in the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.

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

Acquisition-Related Commitments/Obligations

When the Company acquired ACCEL in January 2007, ACCEL was involved in a contract-related lawsuit, which the Company settled by agreeing to perform certain services for a fixed price contract (the “Fixed Price Contract”). As of October 2, 2009, the Company had recorded a loss accrual of €7.6 in relation to the Fixed Price Contract. In the first quarter of fiscal year 2010, the Company entered into a new contract (the “New Contract”) to perform certain services for a fixed price and the Company recorded a loss accrual of €0.9 million in connection with the New Contract. As of April 2, 2010, the balance of the loss accrual related to this contingency (the New Contract) was €0.6 million. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Consolidated Statement of Earnings in the periods these variances arise.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

10. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Three Months Ended		Six Months Ended
(In thousands)	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Defined Benefit Plans
Service cost	$606	$494	$1,228	$994
Interest cost	1,218	1,164	2,481	2,385
Expected return on plan assets	(1,203)	(1,211)	(2,449)	(2,484)
Amortization of prior service cost	37	37	74	74
Recognized actuarial loss	419	268	837	537

Net periodic benefit cost	$1,077	$752	$2,171	$1,506

Post-Retirement Benefit Plans
Interest cost	$79	$91	$158	$182
Amortization of transition amount	18	123	36	246
Amortization of prior service cost	1	1	2	2
Recognized actuarial (gain) loss	16	(8)	32	(16)

Net periodic benefit cost	$114	$207	$228	$414

The Company made contributions to the defined benefit plans of $3.2 million during the six months ended April 2, 2010. The Company currently expects total contributions to the defined benefit plans for fiscal year 2010 will be approximately $5.9 million. The Company made contributions to the post-retirement benefit plans of $0.3 million during the six months ended April 2, 2010. The Company currently expects total contributions to the post-retirement benefit plans for fiscal year 2010 will be approximately $0.5 million.

Because amounts related to retirement plans of Research Instruments, which is classified as a discontinued operation, were not material for any period presented, the Company has not segregated them from continuing operations in this note. See Note 16, “Discontinued Operations.”

11. INCOME TAXES

The Company’s effective tax rate was 32.6% for the three months ended April 2, 2010, compared to 34.9% in the same period of fiscal year 2009. The decrease in the Company’s effective tax rate was primarily due to a shift in the geographic mix of earnings. For the six months ended April 2, 2010, the Company’s effective tax rate was 33.1%, compared to 32.9% in the same period of fiscal year 2009. The slight increase was primarily due to a greater benefit from discrete items in the earlier period. For example, the earlier period included the benefit of the retroactive reinstatement of the federal research and development credit.

The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes.

The Company’s unrecognized tax benefits decreased by $13.9 million during the six-month period ended April 2, 2010, primarily because the Internal Revenue Service has consented to a tax accounting method change that the Company requested, and the statutes of limitation and audit settlements expired in various jurisdictions. The decrease is partially offset by the positions taken during the current and prior years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

12. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On November 17, 2008, VMS’s Board of Directors authorized the repurchase of 8,000,000 shares of VMS common stock from January 1, 2009 through December 31, 2009. On November 13, 2009, the Company’s Board of Directors authorized the repurchase of an additional 5,000,000 shares of VMS common stock from January 1, 2010 through December 31, 2010. During the six months ended April 2, 2010, the Company paid $126.7 million to repurchase 2,700,000 shares of VMS common stock, of which $71.6 million was paid during the three months ended April 2, 2010 to repurchase 1,450,000 shares. All shares that have been repurchased have been retired. The November 17, 2008 authorization expired on December 31, 2009 with 6,050,000 shares available for repurchase. As of April 2, 2010, the Company could repurchase up to an additional 3,550,000 shares of VMS common stock under the November 13, 2009 authorization.

Comprehensive Earnings

The components of comprehensive earnings are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Net earnings	$91,114	$67,813	$169,889	$136,610

Other comprehensive income, net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of transition obligation included in net periodic benefit cost	11	75	22	151
Amortization of prior service cost included in net periodic benefit cost	33	33	66	66
Amortization of net actuarial loss included in net periodic benefit cost	331	189	662	378

	375	297	750	595
Unrealized gain on derivatives:
Increase in unrealized gain	396	2,914	1,112	5,207
Reclassification adjustments	(406)	(1,367)	(420)	(2,088)

	(10)	1,547	692	3,119
Currency translation adjustment	(5,411)	(3,109)	(7,077)	(4,991)
Reclassification of foreign currency translation resulting from the sale of Research Instruments	—	(778)	—	(778)

	(5,411)	(3,887)	(7,077)	(5,769)
Other comprehensive income (loss)	(5,046)	(2,043)	(5,635)	(2,055)

Total comprehensive earnings	$86,068	$65,770	$164,254	$134,555

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

13. EMPLOYEE STOCK PLANS

In February 2010, VMS’s stockholders approved an amendment to the Second Amended and Restated 2005 Omnibus Stock Plan (the “Second Amended 2005 Plan”) to increase the number of shares available for grant under the plan by 5,500,000 shares.

The table below summarizes the share-based compensation expense under ASC 718:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Cost of revenues - Product	$715	$1,050	$1,606	$2,126
Cost of revenues - Service contracts and other	513	1,008	1,172	2,049
Research and development	845	1,314	1,916	2,563
Selling, general and administrative	5,328	7,242	11,552	14,582
Taxes on earnings	(2,644)	(3,286)	(5,777)	(6,750)

Net decrease in net earnings	$4,757	$7,328	$10,469	$14,570

Increase (decrease) on:
Cash flows from operating activities (1)	$(4,036)	$(3,026)	$(5,466)	$(6,022)
Cash flows from financing activities (1)	$4,036	$3,026	$5,466	$6,022

(1)	Amounts represent excess tax benefits from share-based compensation.

During the three and six months ended April 2, 2010, total share-based compensation expense recognized in earnings before taxes was $7.4 million and $16.2 million, respectively, and the total related recognized tax benefit was $2.6 million and $5.8 million, respectively. During the three and six months ended April 3, 2009, total share-based compensation expense recognized in earnings before taxes was $10.6 million and $21.3 million, respectively, and the total related recognized tax benefit was $3.3 million and $6.8 million, respectively. Total share-based compensation expense capitalized as part of inventory for the three and six months ended April 2, 2010 was $62,000 and $0.2 million, respectively. Total share-based compensation expense capitalized as part of inventory for the three and six months ended April 3, 2009 was $0.4 million and $0.8 million, respectively.

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Employee Stock Option Plans
Expected term (in years)	4.42	4.57	4.42	4.57
Risk-free interest rate	2.1%	1.8%	2.1%	1.8%
Expected volatility	36.2%	39.2%	36.5%	39.2%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$15.66	$13.00	$15.57	$13.00

In February 2010, VMS’s stockholders approved the 2010 Employee Stock Purchase Plan (the “2010 ESPP”), which provides eligible employees with an opportunity to purchase shares of VMS common stock at 85% of the lower of its fair market value at the start and end of each purchase period. Under VMS’s practice, purchase periods have been comprised of two consecutive six-month periods ending at the end of VMS’s second and fourth fiscal quarters. The 2010 ESPP provides for the purchase of up to 7 million shares of VMS common stock (including shares available for purchase under the prior Employee Stock Purchase Plan (the “Prior ESPP”) as of February 11, 2010, the date the 2010 ESPP became effective). In May 2009, as part of a broader set of cost control initiatives, VMS’s Board of Directors authorized the suspension of purchases under the Prior ESPP beginning in October 2009. Once the 2010 ESPP became effective, purchases could no longer be made under the Prior ESPP. No purchases have yet been made under the 2010 ESPP.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The option component of the Prior ESPP shares for the three and six months ended April 3, 2009 was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Employee Stock Purchase Plan
Expected term (in years)	—	0.50	—	0.50
Risk-free interest rate	—	0.4%	—	0.4%
Expected volatility	—	54.1%	—	52.1%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	—	$9.00	—	$10.63

Activity under the Company’s employee stock plans is presented below:

		Options Outstanding
(In thousands, except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (3)
Balance at October 2, 2009	5,352	11,853	$40.59
Authorized	5,500
Granted (1)	(82)	45	47.05
Cancelled or expired (2)	182	(125)	51.26
Exercised	—	(1,009)	28.12

Balance at April 2, 2010	10,952	10,764	$41.66	4.8	$158,743

Exercisable at April 2, 2010		9,740	$41.58	4.7	$144,436

(1)	The difference between the number of shares granted listed in the column headed “Shares Available for Grant” and the number of shares granted listed in the column headed “Options Outstanding—Number of Shares” represents the award of deferred stock units. Awards other than stock options were counted against the shares available for grant limit as three shares for every one share awarded before February 16, 2007 and as 2.5 shares for every one awarded on February 16, 2007 and thereafter.
(2)	The difference between the number of cancelled or expired shares listed in the column headed “Shares Available for Grant” and the number of cancelled or expired shares listed in the column headed “Options Outstanding—Number of Shares” represents (a) the cancellation of shares of restricted common stock and restricted stock units due to employee terminations and (b) the cancellation of shares of restricted common stock and restricted stock units that were tendered to VMS to satisfy employee tax withholding obligations at vesting of restricted common stock.
(3)	The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $56.38 as of April 1, 2010, the last trading date of the second quarter of fiscal year 2010, and which would have been received by the option holders had all option holders exercised and sold their options as of that date.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

As of April 2, 2010, there was $8.2 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.5 years.

The activity for restricted stock, restricted stock units and deferred stock units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant- Date Fair Value
Balance at October 2, 2009	1,172	$42.89
Granted	15	47.58
Vested	(403)	44.72
Cancelled or expired	(13)	43.21

Balance at April 2, 2010	771	$42.02

As of April 2, 2010, unrecognized compensation expense totaling $28.1 million was related to restricted stock, restricted stock units and deferred stock units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.0 years.

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

The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Earnings from continuing operations	$91,114	$79,358	$169,889	$148,937
Loss from discontinued operations, net of taxes	—	(11,545)	—	(12,327)

Net earnings	$91,114	$67,813	$169,889	$136,610

Basic weighted average shares outstanding	122,938	123,782	123,313	123,836
Dilutive effect of potential common shares	1,399	715	1,191	1,000

Diluted weighted average shares outstanding	124,337	124,497	124,504	124,836

Net earnings (loss) per share - basic:
Continuing operations	$0.74	$0.64	$1.38	$1.20
Discontinued operations	—	(0.09)	—	(0.10)

Net earnings per share	$0.74	$0.55	$1.38	$1.10

Net earnings (loss) per share - diluted:
Continuing operations	$0.73	$0.64	$1.36	$1.19
Discontinued operations	—	(0.10)	—	(0.10)

Net earnings per share	$0.73	$0.54	$1.36	$1.09

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The Company excludes shares underlying stock options from the computation of diluted weighted average shares outstanding if the per share value, including the sum of (a) the exercise price of the options and (b) the amount of the compensation cost attributed to future services and not yet recognized, is greater than the average market price of the shares, because the inclusion of the shares underlying these stock options would be antidilutive to earnings per share. Accordingly, stock options to purchase 3,326,616 shares and 8,405,517 shares at average exercise prices of $51.53 and $46.75, respectively, per share were excluded from the computation of diluted weighted average shares outstanding for the three months ended April 2, 2010 and April 3, 2009, respectively. Stock options to purchase 5,271,706 shares and 8,333,979 shares at average exercise prices of $50.90 and $46.84, respectively, per share were excluded from the computation of diluted weighted average shares outstanding for the six months ended April 2, 2010 and April 3, 2009, respectively.

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

The following table summarizes selected operating results information for each business segment:

	Three Months Ended		Six Months Ended
(In millions)	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Revenues
Oncology Systems	$465	$445	$895	$843
X-ray Products	102	86	193	172

Total reportable segments	$567	$531	$1,088	$1,015
Other	18	22	38	47

Total company	$585	$553	$1,126	$1,062

Operating Earnings (Loss)
Oncology Systems	$120	$118	$222	$216
X-ray Products	23	21	46	42

Total reportable segments	$143	$139	$268	$258
Other	(8)	—	(19)	—
Corporate (1)	1	(17)	6	(37)

Total company	$136	$122	$255	$221

(1)	Corporate includes shared costs of legal, tax, accounting, human resources, real estate, insurance, information technology, treasury, finance and other management costs. Prior to fiscal year 2010, only a portion of the indirect and common costs has been allocated through the use of estimates. Beginning in fiscal year 2010, budgeted indirect and common costs included in Corporate are fully allocated through the use of estimates. If the fiscal year 2010 corporate expense allocation method was applied in the three months ended April 3, 2009, operating earnings (loss) would have been $102 million for Oncology Systems, $18 million for X-ray Products, $(1) million for the “Other” category and $3 million for Corporate. If the fiscal year 2010 corporate expense allocation method was applied in the six months ended April 3, 2009, operating earnings (loss) would have been $184 million for Oncology Systems, $36 million for X-ray Products, $(3) million for the “Other” category and $4 million for Corporate.

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

Total revenues of Research Instruments, reported in discontinued operations, for the three and six months ended April 2, 2010, were $0.1 million and $0.2 million, respectively. Total revenues of Research Instruments, reported in discontinued operations, for the three and six months ended April 3, 2009 were $4.8 million and $9.0 million, respectively. Research Instruments did not have any profit or loss for the three and six months ended April 2, 2010. Including an $8.1 million loss on disposal of Research Instruments, the losses reporting in discontinued operations for the three and six months ended April 3, 2009 were $11.5 million and $12.3 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of April 2, 2010 and the related condensed consolidated statements of earnings for the three-month and six-month periods ended April 2, 2010 and April 3, 2009 and the condensed consolidated statements of cash flows for the six-month period ended April 2, 2010 and April 3, 2009. These interim financial statements are the responsibility of the Company’s management.

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
May 11, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively “we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission (“SEC”), or other reasons. For this purpose, statements concerning: industry or market segment outlook; market acceptance of or transition to new products or technology such as fixed field intensity-modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), volumetric modulated arc therapy (“VMAT”), stereotactic radiotherapy, stereotactic radiosurgery, brachytherapy, software, treatment techniques, proton therapy and advanced x-ray products; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “estimate,” “should,” “would,” “could,” “can,” “may,” “will,” “ongoing,” “likely,” and “possible” or similar statements are forward-looking statements. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Overview

In the second quarter of fiscal year 2010, revenues from continuing operations grew 6%, or 3% on a constant currency basis, from the year-ago quarter. Net orders in the second quarter of fiscal year 2010 grew 13%, or 10% on a constant currency basis, from the year-ago quarter. Continued strength in the international region drove revenue and net order growth in the second quarter of fiscal year 2010, which was partially offset by the declines in revenues and net orders in North America. Higher revenues from Oncology Systems and X-ray Products, ongoing cost control initiatives and a lower tax rate contributed to a 15% increase in net earnings, and a 14% increase in net earnings per diluted share, from continuing operations in the second quarter of fiscal year 2010 over the year-ago quarter.

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

Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufacturers, sells and services hardware and software products for radiation treatment of cancer with conventional radiotherapy, IMRT, IGRT, VMAT (an advanced form of IMRT), stereotactic radiotherapy, stereotactic radiosurgery and brachytherapy.

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

The international region accounted for the growth in Oncology Systems net orders and revenues in the second quarter of fiscal year 2010 over the year-ago quarter which was partially offset by decreases in net orders and revenues for North America. Our international growth in net orders and revenues benefited, in part, from the weaker U.S. dollar against foreign currencies in the second quarter as compared to the year-ago quarter.

North America continued to be adversely impacted by smaller capital budgets that were established in response to uncertainty created by the recession and healthcare reform in the United States. We are not able to determine if the recently enacted Affordable Health Care for America Act will accelerate our long-term growth or reduce the demand for our products and services. We believe that recovery of our business in North America may not occur until healthcare providers approve larger capital equipment expenditures as part of new, more normal budget cycles. Our business, historically, has felt the effects of market trends later than other sectors in the healthcare industry, such as diagnostic radiology, and we may experience the effects of any economic recovery later than others in the healthcare industry.

Overall, the U.S. dollar was weaker against foreign currencies in the first half of fiscal year 2010 than it was in the first half of fiscal year 2009, which made our pricing more competitive in the local currencies of our international customers and favorably impacted our net order and revenue growth in the international region when measured in U.S. dollars. However, the strengthening of the U.S. dollar against foreign currencies will negatively impact our international revenues and net orders when measured in U.S. dollars. Also, while the recent economic downturn has primarily affected our business in North America, potential future economic turmoil, such as the banking and currency instability in Greece and other countries, may negatively affect our international business.

In the second quarter of fiscal year 2010, we introduced the TrueBeam™ system for image-guided radiotherapy and radiosurgery. This product line is a fully-integrated system designed from the ground up to treat a moving target with higher speed and accuracy. We booked revenue on two TrueBeam systems during the second fiscal quarter and recorded more than 15 orders for these systems, including some backlog conversions. We believe TrueBeam will be a valuable tool for clinicians in the fight against cancer and we expect it will stimulate stronger demand for our surgical products, as well as faster replacement of older systems in our installed base. Also, in April 2010, we announced the addition of advanced motion management capabilities, including gated RapidArc®, to our Clinac® iX and Trilogy™ linear accelerators. Gated RapidArc radiotherapy makes it possible to monitor patient breathing and compensate for tumor motion while quickly delivering dose during a continuous rotation around the patient. Our ability to successfully introduce and commercialize new product lines, such as TrueBeam, without disrupting the ongoing demand for our existing product lines is important. Failure to do so may have a negative impact on revenues and net earnings.

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

For the second quarter of fiscal year 2010, X-ray Products saw double-digit growth in revenues and net orders in both North America and the international region over the year-ago quarter. Both the flat panel and the x-ray tube product lines contributed to net order growth in the second quarter of fiscal year 2010 over the year-ago quarter. For the second quarter of fiscal year 2010, the increase in revenues from sales of flat panel products was partially offset by the decrease in revenues from sales of x-ray tube products. We believe we are seeing early signs of a recovery in the global imaging equipment industry.

Our success in our X-ray Products business depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. Also, any effect on reimbursement for or access to diagnostic radiology as a result of the Affordable Health Care for America Act and related state proposals will likely affect demand for our products.

Other. The “Other” category is comprised of Security and Inspections Products (“SIP’), the Varian Particle Therapy business, and the operations of the Ginzton Technology Center (“GTC”). (Please refer to Note 15, “Segment Information” to the Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q.)

SIP designs, manufactures, sells and services Linatron® x-ray accelerators, imaging processing software and image detection products (including IntellX™) for security and inspection. Generally, we sell our SIP products to OEMs who incorporate them into their inspection systems. Use of this technology in security cargo screening and border protection is still in its early stages but we believe growth will be driven by cargo screening and border protection needs and the needs of customs agencies to verify the shipment contents for assessing duties and taxes. This business is heavily influenced by governmental policies on national and homeland security, political change, and government budgets and appropriations. Orders and revenues for our SIP products have been and may continue to be unpredictable as governmental agencies may place large orders in a short time period, and then may not place any orders for a long time period thereafter.

Our Varian Particle Therapy business designs, develops, manufactures and services products and systems for delivering proton therapy, another form of external beam radiotherapy using proton beams for the treatment of cancer. Proton therapy is considered as a preferred option for treating certain kinds of cancers, particularly tumors near critical structures such as the optic nerve and cancers in children. Although proton therapy has been in clinical use for more than four decades, it has not been widely deployed due to the cost of the technology and higher cost per patient. Proton therapy facilities are large scale construction projects that are time consuming and involve significant customer investment and perhaps complex project financing. Consequently, this business is vulnerable to the general worldwide economic downturn and contraction in the credit markets. In addition, the customer’s decision-making cycle is very long and orders for proton therapy systems generally involve many contingencies. We are investing substantial resources to commercialize this advanced proton technology and to build this new business. We currently have one proton therapy system being commissioned at a customer facility in Munich, Germany and, as of the end of the second quarter of fiscal year 2010, three of the four treatment gantries at the facility were treating patients.

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

In the second quarter of fiscal year 2010, net orders and revenues in the “Other” category declined from the year-ago quarter primarily due to the net order and revenue declines in SIP products. Net orders in the “Other” category were negative $28 million in the first half of fiscal year 2010 primarily due to the cancellation of a $62 million proton therapy system order from Skandion Kliniken in the first quarter of fiscal year 2010, which is discussed in more detail in this MD&A under “Net Orders.”

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

Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in our 2009 Annual Report, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, share-based compensation expense, valuation of allowance for doubtful accounts, valuation of inventories, assessment of recoverability of goodwill and intangible assets, valuation of warranty obligations, assessment of environmental remediation liabilities, valuation of defined benefit pension and post-retirement benefit plans, valuation of derivative instruments and taxes on earnings. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain; and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, also refer to the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q.

Revenue Recognition

We frequently enter into sales arrangements with customers that contain multiple elements or deliverables such as hardware, software and services. Judgments as to the allocation of consideration from an arrangement to the multiple elements of the arrangement, and the appropriate timing of revenue recognition are critical with respect to these arrangements to ensure compliance with GAAP.

At the beginning of its second quarter of fiscal year 2010, we elected to early adopt the amended software revenue guidance and amended multiple deliverable revenue arrangement guidance on a prospective basis as of the beginning of fiscal year 2010 and has applied the amended guidance for revenue arrangements originating or materially modified after October 2, 2009. Under the amended guidance, the allocation of consideration in a multiple element arrangement is affected by the determination of whether any software deliverables that function together with other hardware components to deliver the hardware products’ essential functionality is considered as non-software products for purpose of revenue recognition. The allocation of consideration to each non-software deliverable is based on our assumptions used to establish its selling price, which are based on vendor-specific objective evidence (“VSOE”) of selling price, if it exists, otherwise, third-party evidence of selling price, if it exists, and if not or estimated selling prices. In addition, the allocation of consideration to each software deliverable in a multiple element arrangement is affected by our judgment as to whether VSOE of its fair value exists in these arrangements.

Under the prior authoritative guidance, the allocation of consideration to each deliverable in a multiple deliverable arrangement is affected by our judgment as to whether objective and reliable evidence of fair value exists for hardware deliverables and VSOE of the fair value exists for software deliverables in these arrangements.

Changes to the elements in an arrangement and the amounts allocated to each element could affect the timing and amount of revenue recognition. Revenue recognition also depends on the timing of shipment and is subject to customer acceptance and the readiness of customers’ facilities. If shipments are not made on scheduled timelines or if the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations.

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

The expected term is based on the observed and expected time to post-vesting exercise and post-vesting cancellations of stock options by our employees. We determined the expected term of stock options based on the demographic grouping of employees and retirement eligibility. We used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption. Blended volatility represents the weighted average of implied volatility and historical volatility. Implied volatility was derived based on six-month traded options on VMS common stock. Implied volatility is weighted in the calculation of blended volatility based on the ratio of the six-month term of the exchange-traded options to the expected lives of the employee stock options. Historical volatility represents the remainder of the weighting. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options on VMS common stock is reflective of market conditions and is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. In determining the extent of use of implied volatility, we considered: (i) the volume of market activity of traded options; (ii) the ability to reasonably match the input variables of traded options to those of stock options granted by us, including the date of grant; (iii) the similarity of the exercise prices; and (iv) the length of term of traded options. After considering the above factors, we determined that we could not rely exclusively on implied volatility based on the fact that the term of VMS six-month exchange-traded options is less than one year and that it is different from the expected lives of the stock options we grant. Therefore, we believe a combination of the historical volatility over the expected lives of the stock options we granted and the implied volatility of six-month exchange-traded options best reflects the expected volatility of VMS common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of no dividend payouts. If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Allowance for Doubtful Accounts

We evaluate the creditworthiness of our customers prior to authorizing shipment for all major sale transactions. Except in our X-ray Products business, our payment terms usually require payment of a small portion of the total amount due when the customer signs the purchase order, a significant amount upon transfer of risk of loss to the customer and the remaining amount upon completion of the installation. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. If our evaluation of our customers’ financial conditions does not reflect our future ability to collect outstanding receivables, additional provisions may be needed and our operating results could be negatively affected.

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

The provisions in ASC 740 related to accounting for uncertainty in income taxes contain a two-step approach to recognizing, derecognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that, based on the technical merits, the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Recognition, derecognition and measurement are based on management’s best judgment given the facts, circumstances and information available at the end of the accounting period. A tax benefit should be recognized in the first period in which it meets the more likely than not recognition threshold, and conversely, a tax benefit previously recognized should be derecognized in the first period in which new information results in a change in judgment in which the position fails to meet the recognition threshold. A benefit not previously recognized would be recognized when the tax position is effectively settled through examination, negotiation or litigation with tax authorities, or when the statute of limitations for the relevant taxing authority to examine and challenge the position has expired. Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on earnings.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2010 is the 52-week period ending October 1, 2010, and fiscal year 2009 was the 53-week period ended on October 2, 2009. The fiscal quarters ended April 2, 2010 and April 3, 2009 were both 13-week periods.

Discussion of Financial Data for the Second Quarter and First Six Months of Fiscal Year 2010 Compared to the Second Quarter and First Six Months of Fiscal Year 2009

Total Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	April 2, 2010	April 3, 2009	Percent Change	April 2, 2010	April 3, 2009	Percent Change
Product	$454.4	$449.3	1%	$864.6	$851.5	2%
Service Contracts and Other	131.2	104.3	26%	261.9	210.8	24%

Total Revenues	$585.6	$553.6	6%	$1,126.5	$1,062.3	6%

Product as a percentage of total revenues	78%	81%		77%	80%
Service Contracts and Other as a percentage of total revenues	22%	19%		23%	20%

Revenues by region

North America	$255.0	$277.3	(8%)	$482.8	$553.1	(13%)

Europe	169.3	145.7	16%	362.3	276.5	31%
Asia	139.3	116.6	19%	243.5	204.7	19%
Rest of world	22.0	14.0	57%	37.9	28.0	35%

Total International (1)	330.6	276.3	20%	643.7	509.2	26%

Total	$585.6	$553.6	6%	$1,126.5	$1,062.3	6%

North America as a percentage of total revenues	44%	50%		43%	52%
International as a percentage of total revenues	56%	50%		57%	48%

(1)	We consider international revenues to be revenues outside of North America.

Increased revenues in the second quarter and the first half of fiscal year 2010 over the respective year-ago periods was due to revenue growth in Oncology Systems, X-ray Products and, to a lesser extent, Varian Particle Therapy, partially offset by a decline in SIP revenues. For the second quarter of fiscal year 2010, X-ray Products contributed to the growth in product revenues while Oncology Systems and SIP product revenues decreased. For the first half of fiscal year 2010, Oncology Systems and X-ray Products contributed to the growth in product revenues while SIP product revenues decreased. The increase in service contracts and other revenues in the second quarter and first half of 2010 was primarily driven by the increase in Oncology Systems service contract revenues and, to a lesser extent, an increase in Varian Particle Therapy service revenues.

North American revenues decreased in the second quarter and the first half of fiscal year 2010 over the respective year-ago periods primarily due to a decrease in Oncology Systems North American revenues and, to a lesser extent, decreases in SIP North American revenues, partially offset by an increase in X-ray Products North American revenues.

International revenues increased in the second quarter of fiscal year 2010 over the year-ago quarter, primarily due to increases in international revenues in Oncology Systems and X-ray Products and, to a lesser extent, Varian Particle Therapy. International revenues increased in the first half of fiscal year 2010 over the year-ago period, primarily due to increases in international revenues in Oncology Systems and X-ray Products and, to a lesser extent, Varian Particle Therapy, partially offset by a decline in SIP international revenues. The weaker U.S. dollar against foreign currencies in the second quarter and the first half of fiscal year 2010 compared to the respective year-ago periods favorably affected our international revenues when measured in U.S. dollars.

Oncology Systems Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	April 2, 2010	April 3, 2009	Percent Change	April 2, 2010	April 3, 2009	Percent Change
Product	$339.6	$343.1	(1%)	$646.0	$637.7	1%
Service Contracts (1)	124.9	101.5	23%	248.6	205.1	21%

Total Oncology Systems revenues	$464.5	$444.6	4%	$894.6	$842.8	6%

Product as a percentage of total Oncology Systems revenues	73%	77%		72%	76%

Service Contracts as a percentage of Oncology Systems revenues	27%	23%		28%	24%

Oncology Systems revenues as a percentage of total revenues	79%	80%		79%	79%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. This excludes revenues from spare parts sold by our service department.

For the second quarter and the first half of fiscal year 2010, increases in product revenues over the respective year-ago periods from sales of our software products were offset by decreases in product revenues from sales of our linear accelerators, particularly in North America. The increases in service contract revenues in the second quarter and the first half of fiscal year 2010 over the respective year-ago periods were primarily driven by increased customer adoption of service contracts, as the sophistication of our products and the installed base of our products continue to increase. In addition, the weaker U.S. dollar against foreign currencies in the second quarter and the first half of fiscal year 2010 compared to the respective year-ago periods also favorably affected our international revenues when measured in U.S. dollars.

Revenues by region	Three Months Ended			Six Months Ended
(Dollars in millions)	April 2, 2010	April 3, 2009	Percent Change	April 2, 2010	April 3, 2009	Percent Change
North America	$216.0	$235.4	(8%)	$412.7	$474.5	(13%)

Europe	142.9	122.1	17%	305.5	226.5	35%
Asia	84.7	75.1	13%	140.8	118.1	19%

Rest of world	20.9	12.0	74%	35.6	23.7	51%

Total International	248.5	209.2	19%	481.9	368.3	31%

Total Oncology Systems Revenues	$464.5	$444.6	4%	$894.6	$842.8	6%

North America as a percentage of Oncology Systems revenues	47%	53%		46%	56%

International as a percentage of Oncology Systems revenues	53%	47%		54%	44%

The international region drove the growth in Oncology Systems revenues in the second quarter and the first half of fiscal year 2010 over the respective year-ago periods, representing more than half of total Oncology Systems revenues for each of those periods. For the second quarter and the first half of fiscal year 2010, international revenues from sales of most of Oncology Systems product lines, as well as service contracts, increased over the respective year-ago periods. The weaker U.S. dollar against foreign currencies in the second quarter and the first half of fiscal year 2010 compared to the respective year-ago periods also favorably affected our international revenues when measured in U.S. dollars.

In the second quarter and first half of fiscal year 2010, North American revenues declined compared to the respective year-ago periods. North American revenues from sales of most of Oncology Systems product lines decreased in the second quarter and the first half of fiscal year 2010 over the respective year-ago periods, although the decrease was partially offset by increased service contract revenues in the second quarter and the first half of fiscal year 2010.

Varying cycles of higher and lower revenues between the international and North American regions is a historical pattern reflecting regional influences such as effects of the recession, uncertainty created by healthcare reform and reductions in Medicare reimbursement rates for radiotherapy and radiosurgery in the United States and different technology adoption cycles that are consistent with the net order patterns discussed more fully under “Net Orders.”

X-ray Products Revenues

Revenues by region	Three Months Ended			Six Months Ended
(Dollars in millions)	April 2, 2010	April 3, 2009	Percent Change	April 2, 2010	April 3, 2009	Percent Change
North America	$34.1	$30.0	14%	$61.7	$58.9	5%

Europe	14.4	13.4	7%	29.4	24.8	18%
Asia	52.6	40.4	30%	100.2	83.8	20%

Rest of world	1.1	2.0	(45%)	2.3	4.4	(47%)

Total International	68.1	55.8	22%	131.9	113.0	17%

Total X-ray Products Revenues	$102.2	$85.8	19%	$193.6	$171.9	13%

North America as a percentage of X-ray Products revenues	33%	35%		32%	34%

International as a percentage of X-ray Products revenues	67%	65%		68%	66%

X-ray Products revenues as a percentage of total revenues	17%	16%		17%	16%

Both the international and North American regions contributed to the growth in X-ray Products revenues in the second quarter and the first half of fiscal year 2010 over the respective year-ago periods.

The increases in international revenues in the second quarter and the first half of fiscal year 2010 over the respective year-ago periods were primarily due to increased revenues from sales of our flat panel products, including our radiographic flat panels, in Europe and Asia, and from sales of our x-ray tube products in Asia. These increases were partially offset by decreased revenues from sales of our x-ray tubes in Europe and the rest of the world region. In North America, the increases in revenues for the second quarter and the first half of fiscal year 2010 over the respective year ago periods were due to increases in revenues from sales of our flat panel products, including our radiographic flat panels, partially offset by decreases in sales of our x-ray tube products.

Other Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	April 2, 2010	April 3, 2009	Percent Change	April 2, 2010	April 3, 2009	Percent Change
Product	$12.6	$20.5	(38%)	$25.0	$41.9	(40%)
Service Contracts	6.3	2.7	127%	13.3	5.7	132%

Total Other revenues	$18.9	$23.2	(19%)	$38.3	$47.6	(19%)

Other revenues as a percentage of total revenues	4%	4%		4%	5%

Revenues in our “Other” category, which is comprised of SIP, Varian Particle Therapy and GTC, decreased in the second quarter and the first half of fiscal year 2010 over the respective year-ago periods primarily due to a decline in SIP product revenues as a result of lower revenues associated with customer acceptance and customer requested delays in product deliveries, partially offset by higher service revenues from Varian Particle Therapy related to the commissioning of a proton therapy system.

Gross Margin

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 2, 2010	April 3, 2009	Percent Change	April 2, 2010	April 3, 2009	Percent Change
Dollar by segment
Oncology Systems	$209.7	$195.7	7%	$409.9	$369.5	11%
X-ray Products	39.3	34.7	13%	76.9	69.4	11%
Other	5.0	10.0	(50%)	8.2	20.5	(60%)

Gross margin	$254.0	$240.4	6%	$495.0	$459.4	8%

Percentage by segment
Oncology Systems	45.2%	44.0%		45.8%	43.9%
X-ray Products	38.5%	40.5%		39.8%	40.4%
Total Company	43.4%	43.4%		43.9%	43.2%

For the second quarter of fiscal year 2010, total company gross margin percentage was flat compared to the second quarter of fiscal year 2009 as the increase in gross margin for Oncology Systems was offset by declines in X-ray Products and SIP gross margin. Total company gross margin percentage for the first half of fiscal year 2010 increased 0.7 percentage points over the first half of fiscal year 2009, primarily due to the increase in Oncology Systems gross margin, partially offset by declines in X-ray Products and SIP gross margin.

Oncology Systems gross margin percentage increased in the second quarter and the first half of fiscal year 2010 over the respective year-ago periods primarily due to an increase in service gross margin and, to a lesser extent, an increase in product gross margin. For the second quarter of fiscal year 2010, Oncology Systems service contract gross margin increased to 47.7% from 45.3% in the second quarter of fiscal year 2009. For the first half of fiscal year 2010, Oncology Systems service contract gross margin increased to 51.8% from 46.3% in the first half of fiscal year 2009. The increases in Oncology Systems service contract gross margin for the second quarter and the first half of fiscal year 2010 over the respective year-ago periods were mainly due to higher service contract volume, cost control initiatives and lower quality costs. For the second quarter of fiscal year 2010, Oncology Systems product gross margin increased to 44.2% from 43.6% in the second quarter of fiscal year 2009. For the first half of fiscal year 2010, Oncology Systems product gross margin increased to 43.5% from 43.1% in the same period of fiscal year 2009. The increases in Oncology Systems product gross margin for the second quarter and the first half of fiscal year 2010 over the respective year-ago periods were primarily due to a product mix shift toward higher margin software products. The weaker U.S. dollar against foreign currencies in the second quarter and the first half of fiscal year 2010 compared to the same periods of fiscal year 2009, which favorably affected our international revenues when measured in U.S. dollars, also contributed to the increases in our Oncology Systems product and service gross margins.

For the second quarter and the first half of fiscal year 2010, X-ray Products gross margin percentage decreased from the second quarter and the first half of fiscal year 2009 primarily due to a product mix shift toward lower margin products and start up costs related to our new radiographic flat panel products.

Research and Development

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 2, 2010	April 3, 2009	Percent Change	April 2, 2010	April 3, 2009	Percent Change
Research and development	$38.9	$37.0	5%	$77.3	$74.0	5%
As a percentage of total revenues	6.7%	6.7%		6.9%	7.0%

The $1.9 million increase in research and development expense for the second quarter of fiscal year 2010 over the second quarter of fiscal year 2009 was driven by increased expenses of $2.2 million in the “Other” category and $0.6 million in Oncology Systems, partially offset by decreased expenses of $0.9 million in X-ray Products. The $2.2 million increase in the “Other” category was primarily attributable to higher expenses for development projects in Varian Particle Therapy. The $0.6 million increase in Oncology Systems was primarily due to a $0.9 million unfavorable currency translation impact, as foreign currency denominated research and development expenses for Oncology Systems were translated into weaker U.S. dollars. The $0.9 million decrease in X-ray Products was mainly due to lower development expenses for flat panel products.

The $3.3 million increase in research and development expense for the first half of fiscal year 2010 over the first half of fiscal year 2009 was driven by increased expenses of $2.9 million in Oncology Systems and $2.4 million in the “Other” category, partially offset by a decrease of $2.0 million in X-ray Products. The $2.9 million increase in Oncology Systems was primarily attributable to a $2.3 million unfavorable currency translation impact, as foreign currency denominated research and development expenses for Oncology Systems were translated into weaker U.S. dollars, as well as an increase in material costs and consulting expenses for product development. The $2.4 million increase in the “Other” category was primarily due to higher expenses for development projects in Varian Particle Therapy. The $2.0 million decrease in X-ray Products was mainly due to lower development expenses for both flat panel products and x-ray tubes.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 2, 2010	April 3, 2009	Percent Change	April 2, 2010	April 3, 2009	Percent Change
Selling, general and administrative	$79.5	$81.2	(2%)	$163.0	$164.4	(1%)
As a percentage of total revenues	13.6%	14.7%		14.5%	15.5%

Selling, general and administrative expenses decreased in the second quarter and the first half of fiscal year 2010 compared to the same periods in fiscal year 2009, primarily due to cost control initiatives. As a percentage of total revenues, selling, general and administrative expenses in the second quarter and the first half of fiscal year 2010 decreased about one-percentage point from the year-ago periods.

The $1.7 million reduction in selling, general and administrative expenses for the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009 was primarily attributable to a $2.6 million net decrease in employee-related costs due to cost control initiatives.

The $1.4 million reduction in selling, general and administrative expenses for the first half of fiscal year 2010 compared to the first half of fiscal year 2009 was primarily attributable to: (a) a $5.3 million net decrease in employee-related costs due to cost control initiatives; and (b) a decrease in information technology expenses of $4.8 million primarily due to the completion of the implementation of our enterprise resource planning system in the second quarter of fiscal year 2009. These reductions were partially offset by: (i) an expense of $3.1 million related to a reduction in force that occurred in October 2009; (ii) unfavorable foreign currency impact of $2.5 million as the foreign currency denominated selling, general and administrative expenses of our foreign operations were translated into weaker U.S. dollars; (iii) a $2.2 million increase in fees for certain commission arrangements and product promotions which were primarily tied to growth in Oncology Systems revenue; and (iv) a $1.5 million increase in depreciation expenses for our enterprise resource planning system that was placed in service in the second quarter of fiscal year 2009.

Interest Income (Expense), Net

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 2, 2010	April 3, 2009	Percent Change	April 2, 2010	April 3, 2009	Percent Change
Interest income (expense), net	$(0.4)	$(0.3)	20%	$(0.7)	$1.0	(168%)

The decrease in interest income (expense), net, in the second quarter and the first half of fiscal year 2010 compared to the second quarter and the first half of fiscal year 2009, respectively, was primarily due to the lower average interest rates earned on our cash and cash equivalents in the fiscal year 2010 periods.

Taxes on Earnings

	Three Months Ended			Six Months Ended
	April 2, 2010	April 3, 2009	Percent Change	April 2, 2010	April 3, 2009	Percent Change
Effective tax rate	32.6%	34.9%	(2.3%)	33.1%	32.9%	0.2%

The decrease in our effective tax rate in the second quarter of fiscal year 2010 over the year-ago quarter was primarily due to a shift in the geographic mix of earnings. For the first half of fiscal year 2010, the slight increase in our effective tax rate over the year-ago period was primarily due to a greater benefit from discrete items in the first half of fiscal year 2009. For example, the earlier period included the benefit of the retroactive reinstatement of the federal research and development credit.

In general, our effective income tax rate differs from the U.S. federal statutory rate primarily because our foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and our domestic earnings are subject to state income taxes. Our future effective tax rate could be adversely affected by having lower earnings than anticipated in countries where we have lower statutory rates and higher earnings than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, and by changes in tax laws or interpretations of those laws. For example, recent proposals would make significant changes to U.S. taxation of U.S.-based multinational corporations. Although we cannot predict whether or in what form Congress would enact any such proposals, legislation of this type could have an adverse impact on our effective tax rate. We also expect that our effective tax rate may fluctuate more from period to period under the provisions in ASC 740 related to accounting for uncertainty in income taxes. Please refer to further discussion in Note 13 “Income Taxes” of the Notes to the Consolidated Financial Statements in our 2009 Annual Report.

Net Earnings Per Diluted Share

	Three Months Ended			Six Months Ended
	April 2, 2010	April 3, 2009	Percent Change	April 2, 2010	April 3, 2009	Percent Change
Net earnings per diluted share	$0.73	$0.64	14%	$1.36	$1.19	14%

The increase in earnings per diluted share in the second quarter of fiscal year 2010 over the second quarter of fiscal year 2009 resulted from (i) an increase in total revenues, (ii) a decrease in our operating expenses as a percent of revenues and (iii) a decrease in our effective tax rate. The increase in earnings per diluted share in the first half of fiscal year 2010 over the first half of fiscal year 2009 resulted from (i) an increase in total revenues, (ii) an improvement in gross margin, and (iii) a decrease in our operating expenses as a percent of revenues.

Net Orders

Total Net Orders (by segment and region)	Three Months Ended			Six Months Ended
(Dollars in millions)	April 2, 2010	April 3, 2009	Percent Change	April 2, 2010	April 3, 2009	Percent Change
Oncology Systems:
North America	$199.0	$226.8	(12%)	$390.0	$447.3	(13%)

Total International	277.2	207.4	34%	522.7	414.5	26%

Total Oncology Systems	$476.2	$434.2	10%	$912.7	$861.8	6%

X-ray Products:
North America	$35.6	$26.9	33%	$46.3	$53.6	(14%)

Total International	69.1	41.9	65%	157.4	106.3	48%

Total X-ray Products	$104.7	$68.8	52%	$203.7	$159.9	27%

Other:	$12.3	$21.2	(42%)	$(27.6)	$53.8	(151%)

Total Net Orders:	$593.2	$524.2	13%	$1,088.8	$1,075.5	1%

Net orders in the second quarter of fiscal year 2010 increased compared to the second quarter of fiscal year 2009 primarily due to the increase in net orders from Oncology Systems and X-ray Products, partially offset by the decrease in SIP net orders. The international region was the main contributor to net order growth in Oncology Systems and X-ray Products in the second quarter of fiscal year 2010 over the year-ago quarter. Total net orders for the first half of fiscal year 2010, which included the reversal of a $62 million proton therapy system order from Skandion Kliniken (as described further below), increased 1% from the year-ago period with net order increases from Oncology Systems and X-ray Products, nearly offset by net order decreases from Varian Particle Therapy and SIP. When measured in constant currency, total net orders increased 10% for the second quarter of fiscal year 2010 and decreased 2% for the first half of fiscal year 2010.

For the second quarter and the first half of fiscal year 2010, the increase in total Oncology Systems net orders over the respective year-ago periods was driven by the net order growth in the international region, which was partially offset by the decrease in North American net orders. When measured in constant currency, total Oncology Systems net orders increased 6% for the second quarter of fiscal year 2010 and 1% for the first half of fiscal year 2010.

The growth in Oncology Systems international net orders for the second quarter and the first half of fiscal year 2010 was primarily due to increased demand for our linear accelerators and our software products as well as growth in demand for our service contracts. We saw double-digit growth in all international regions for the quarter and the year-to-date period. When measured in constant currency, international Oncology Systems net orders increased 26% for the second quarter of fiscal year 2010 and 18% for the first half of fiscal year 2010.

For the second quarter and the first half of fiscal year 2010, North American net orders for most of Oncology Systems product lines decreased over the respective year-ago periods. North America declined as a result of smaller capital budgets that were established in response to uncertainty created by the recession and healthcare reform in the United States.

The trailing 12 months growth in net orders for Oncology Systems at the end of the second quarter of fiscal year 2010 and at the end of the previous three fiscal quarters were: flat for total Oncology Systems net orders, with a 14% decrease in North America and an 18% increase for the international region, as of April 2, 2010; a 1% total decrease, with an 11% decrease in North America and an 11% increase for the international region, as of January 1, 2010; a 1% total increase, with a 7% decrease in North America and an 11% increase for the international region, as of October 2, 2009; an 8% total increase, with a 5% increase in North America and a 13% increase for the international region, as of July 3, 2009. Consistent with the historical pattern, we expect that Oncology Systems net orders will continue to experience regional fluctuations.

Net orders for X-ray Products grew 52% in the second quarter of fiscal year 2010 over the second quarter of fiscal year 2009, and increased 27% in the first half of fiscal year 2010 over the first half of fiscal year 2009. Increased demand for flat panel products in Asia, as well as increased demand for our x-ray tubes in all international regions, contributed to the growth in international X-ray Products net orders in the second quarter of fiscal year 2010 over the year-ago quarter. The growth in North American net orders in the second quarter of fiscal year 2010 over the year-ago quarter was primarily due to the increase in demand for our flat panel products, especially our radiographic flat panels, and to a lesser extent, increased demand for our x-ray tubes products. For the first half of fiscal year 2010, both our flat panel and x-ray tubes product lines reported growth in international net orders and declines in North American net orders over the year-ago period.

The decrease in net orders in the “Other” category in the second quarter of fiscal year 2010 from the second quarter of fiscal year 2009 was primarily due to the decrease in net orders for SIP products as this business experienced some delays in large orders. Net orders in the “Other” category declined $81 million for the first half of fiscal year 2010 over the year-ago period primarily due to the cancellation of a $62 million proton therapy system order from Skandion Kliniken and, to a lesser extent, a decrease in SIP net orders from very strong SIP net orders in the year-ago period. We booked the order from Skandion Kliniken in the fourth quarter of fiscal year 2009 when Skandion Kliniken awarded us a contract to deliver and install a proton therapy system in Sweden following a public tender process, which was subsequently challenged by a competitor. After the Swedish court ruled in December 2009 that the tender should be recommenced, Skandion Kliniken cancelled the award with us in January 2010. In accordance with our order booking policy, we removed this order from our backlog in the first fiscal quarter of 2010. For our Varian Particle Therapy business, we recognize orders when construction of the related proton therapy treatment center is reasonably expected to start within two years. Also, we only recognize orders for Varian Particle Therapy products with contingencies if we deem the contingencies perfunctory or if we publicly disclose the existence and nature of material contingencies. However, orders will not be recognized if there are major financing contingencies or customer board approval contingencies pending.

Our net orders have been and may continue to be impacted by the effects of the recent economic downturn and by uncertainty created by healthcare reform in the United States, which shrunk capital equipment budgets and made financing for large equipment purchases more expensive. As hospital budgets return to more normal levels and there is greater clarity on the impact of the Affordable Health Care for America Act, we could experience a temporary increase in orders due to pent-up demand of customers, which in turn could increase the volatility of our orders and revenues. Orders in any period may not be directly correlated to the level of revenues in any particular future quarter or period since the timing of revenue recognition will vary significantly based on the delivery requirements of individual orders, acceptance schedules and the readiness of individual customer sites for installation of our products. Moreover, certain types of orders, such as software products or newly introduced products in our Oncology Systems segment, typically take more time from order to completion of installation and acceptance.

Discontinued Operations

In the fourth quarter of fiscal year 2008, we approved a plan to sell Research Instruments to focus the business that we acquired from ACCEL exclusively on the development of our Varian Particle Therapy business. The sale of Research Instruments was completed in the second quarter of fiscal year 2009. Research Instruments has been classified as a discontinued operation in our Condensed Consolidated Statements of Earnings for all periods presented. Research Instruments was previously included in the “Other” category. Revenues from Research Instruments were $0.1 million and $0.2 million for the second quarter and the first half of fiscal year 2010, respectively. For the second quarter and the first half of fiscal year 2009, revenues from Research Instruments were $4.8 million and $9.0 million, respectively. Research Instruments did not have any profit or loss in the second quarter and the first half of fiscal year 2010. Including a net loss on the disposal of Research Instruments of $8.1 million, net loss from Research Instruments was $11.5 million for the second quarter of fiscal year 2009 and $12.3 million for the first half of fiscal 2009. See Note 16, “Discontinued Operations” to the Condensed Consolidated Financial Statements for a detailed discussion.

Backlog

At April 2, 2010, our backlog was $2.0 billion, which was an increase of 6% over the backlog at April 3, 2009. Our Oncology Systems backlog at April 2, 2010 was 5% higher than the backlog at April 3, 2009, which reflects a 14% increase for the international region and is flat for North America.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, acquire businesses and fund continuing operations. Our sources of cash have included operations, borrowings, stock option exercises and employee stock purchases (although no purchases under our employee stock purchase plan have been made during fiscal year 2010) and interest income. Our cash usage is actively managed on a daily basis to ensure the maintenance of sufficient funds to meet our needs. Because Research Instruments’ cash flows were not material for any period presented, we have not segregated them from continuing operations on our Condensed Consolidated Statements of Cash Flows and the discussion herein.

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

(In millions)	April 2, 2010	October 2, 2009	Increase/ (Decrease)
Cash and cash equivalents	$655	$554	$101

Our cash and cash equivalents increased $101 million from $554 million at October 2, 2009 to $655 million at April 2, 2010. The increase in cash and cash equivalents in the first six months of fiscal year 2010 was due primarily to $224 million of cash generated from operating activities, $28 million of cash provided by stock option exercises and $5 million of cash provided by the excess tax benefits from share-based compensation. These increases were partially offset by $127 million used for the repurchase of VMS common stock, $19 million of capital expenditures, $7 million for tendered VMS common stock used to satisfy employee tax withholding requirements at vesting of restricted common stock and restricted stock units, $4 million used for net repayment under our line of credit agreement, $3 million used for repaying bank borrowings. In addition, foreign currency exchange rate changes in the first six months of fiscal year 2010 increased cash and cash equivalents by $7 million.

At April 2, 2010, we had approximately $62 million, or 9%, of total cash and cash equivalents in the United States. Approximately $593 million, or 91%, of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of April 2, 2010, most of our cash and cash equivalents that were held abroad were in U.S. dollars. Because our cash levels in the United States are relatively low, we have used our credit facility to meet our U.S. cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facility may be used for working capital, capital expenditures, acquisitions and other corporate purposes.

Cash Flows

	Six Months Ended
(In millions)	April 2, 2010	April 3, 2009
Net cash flow provided by (used in):
Operating activities	$224	$60
Investing activities	(23)	(42)
Financing activities	(107)	(52)
Effects of exchange rate changes on cash and cash equivalents	7	12

Net increase in cash and cash equivalents	$101	$(22)

Our primary cash inflows and outflows for the first six months of fiscal year 2010, as compared to the first six months of fiscal year 2009, were as follows:

•	In the first six months of fiscal year 2010, we generated net cash from operating activities of $224 million, compared to $60 million for the first six months of fiscal year 2009.

The $164 million increase in net cash from operating activities during the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009 was driven primarily by a net change of $137 million in operating assets and liabilities (working capital items) and an increase of $33 million in net earnings, partially offset by a decrease of $6 million in non-cash items.

The major contributors to the net change in working capital items in the first six months of fiscal year 2010 were accounts receivable, inventories, advance payments from customers, accrued liabilities and prepaid expenses and other current assets as follows:

•	Accounts receivable decreased $69 million due to strong collection performance in the first six months of fiscal year 2010.

•	Inventories increased by $58 million primarily due to increased inventories in Oncology Systems and X-ray Products in anticipation of customer demand for products during fiscal year 2010.

•	Advance payments from customers increased by $39 million due to the timing of advance payments received.

•	Accrued liabilities decreased $22 million primarily due to the decrease in income taxes payable as a result of tax payments made in the first six months of fiscal year 2010.

•	Prepaid expenses and other current assets increased by $15 million due to timing of expense payments.

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

•

We used $23 million for investing activities in the first six months of fiscal year 2010, primarily for purchases of property, plant and equipment of $19 million. We used $42 million in the first six months of fiscal year 2009, which included $29 million used for purchases of property, plant and equipment and $6 million used for a loan to dpiX LLC.

•

Financing activities used net cash of $107 million in the first six months of fiscal year 2010 compared to $52 million in the first six months of fiscal year 2009. During the first six months of fiscal year 2010, we used $127 million to repurchase shares of VMS common stock, $7 million for tendered VMS common stock to satisfy employee tax withholding requirements at vesting of restricted common stock and restricted stock units, $4 million for net repayment under our line of credit agreement, and $3 million for repaying bank borrowings. Partially offsetting these uses were proceeds of $28 million from employee stock option exercises, and $5 million in excess tax benefits from share-based compensation. During the first six months of fiscal year 2009, we used $72 million to repurchase shares of VMS common stock, $8 million to repay bank borrowings and $3 million for tendered VMS common stock used to satisfy employee tax withholding requirements at vesting of restricted common stock. Partially offsetting these uses were proceeds of $14 million from employee stock option exercises and employee stock purchases, $10 million in net borrowing under our credit facility, and $6 million in excess tax benefits from share-based compensation.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 3.6% of revenues in fiscal year 2010.

We have a $150 million credit facility with Bank of America, N.A. (“BofA”), which was amended and restated in November 2008 and in July 2009. This credit facility, as amended and restated, is referred to as the “Amended BofA Credit Facility.” The July 2009 amendment to the Amended BofA Credit Facility (the “Japanese Line of Credit”) enabled VMS’s Japanese subsidiary (“VMS KK”) to borrow up to 2.7 billion Japanese Yen. At any time amounts are outstanding under the Japanese Line of Credit, the full borrowing capacity under the Japanese Line of Credit is deemed committed for use in Japan and therefore the maximum amount VMS can otherwise borrow under the Amended BofA Credit Facility will be reduced by $30 million to $120 million. VMS guarantees the payment of the outstanding balance under the Japanese Line of Credit. We collateralized a portion of the Amended BofA Credit Facility with a pledge of stock of certain present and future subsidiaries that are deemed to be material subsidiaries under its terms. As of April 2, 2010, we had pledged to BofA 65% of the voting shares that we hold in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary.

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

As of April 2, 2010, there was no outstanding balance under the Amended BofA Credit Facility. The Amended BofA Credit Facility contains customary affirmative and negative covenants for facilities of this type. We have also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets. As of April 2, 2010, we were in compliance with all covenants. See also Note 7 “Credit Facility” to the Condensed Consolidated Financial Statements for a discussion regarding the credit facility.

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

Total debt as a percentage of total capital decreased to 2.1% at April 2, 2010 from 2.7% at October 2, 2009 due to the repayment of bank borrowings and net repayment under the Amended BofA Credit Facility. The ratio of current assets to current liabilities increased to 2.11 to 1 at April 2, 2010 from 1.99 to 1 at October 2, 2009.

Days Sales Outstanding

Trade accounts receivable days sales outstanding (“DSO”) were 76 days at April 2, 2010 compared to 87 days at April 3, 2009. Our accounts receivable and DSO are impacted by a number of factors, including primarily: the timing of product shipments; collections performance; payment terms; and the mix of revenues from different regions. As of April 2, 2010, less than 1% of our accounts receivable balance was related to customer contracts with extended payment terms of more than one year.

Stock Repurchase Program

On November 17, 2008, VMS’s Board of Directors authorized the repurchase of 8,000,000 shares of VMS common stock from January 1, 2009 through December 31, 2009. On November 13, 2009, the Company’s Board of Directors authorized the repurchase of an additional 5,000,000 shares of VMS common stock from January 1, 2010 through December 31, 2010. During the first half of fiscal year 2010, we paid $127 million to repurchase 2,700,000 shares of VMS common stock, of which $72 million was paid during the second quarter of fiscal year 2010 to repurchase 1,450,000 shares. All shares that have been repurchased have been retired. The November 17, 2008 authorization expired on December 31, 2009 with 6,050,000 shares available for repurchase. As of April 2, 2010, we could repurchase up to an additional 3,550,000 shares of VMS common stock under the November 13, 2009 authorization.

Contractual Obligations

Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of April 2, 2010, our liability for uncertain tax positions was $55.1 million. We believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.

In February 2009, we agreed to loan $14 million to dpiX in four separate installments over a period through the first half of fiscal year 2010, which period could be extended. As of April 2, 2010, we had loaned $8.8 million to dpiX under this loan agreement and we expect to loan the remaining $5.2 million in fiscal year 2010. Please refer to the more detailed discussion in Note 5, “Related Party Transactions” to the Condensed Consolidated Financial Statements.

Except for the items discussed above and the change in the outstanding balance under our credit facility, there has been no significant change to the other contractual obligations we reported in our 2009 Annual Report.

Contingencies

Environmental Remediation Liabilities

For a discussion of environmental remediation liabilities, see Note 9, “Commitments and Contingencies—Environmental Remediation Liabilities” to the Condensed Consolidated Financial Statements, which discussion is incorporated herein by reference.

Acquisition-Related Commitments/Obligations

When we acquired ACCEL in January 2007, ACCEL was involved in a contract-related lawsuit, which we settled by agreeing to perform certain services for a fixed price contract (the “Fixed Price Contract”). As of October 2, 2009, we had recorded a loss accrual of €7.6 in relation to Fixed Price Contract. In the first quarter of fiscal year 2010, we entered into a new contract (the “New Contract”) to perform certain services for a fixed price and we recorded a loss accrual of €0.9 million in connection with the New Contract. As of April 2, 2010, the balance of the loss accrual related to this contingency (the New Contract) was €0.6 million. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Consolidated Statement of Earnings in the periods these variances arise.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these agreements is unlimited. As of April 2, 2010, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements since we spun off Varian Inc. and Varian Semiconductor Equipment Associates, Inc. in 1999.

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

Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued new standards under ASC 715-20, which provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other post-retirement plan and requires employers to disclose information about fair value measurements of plan assets. The new standards under ASC 715-20 will be effective for us as of the end of fiscal year 2010. The adoption of these new standards concerns disclosure only and we do not expect it to have an impact on our consolidated financial position, results of operations or cash flows.

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

In March 2010, the FASB issued the guidance related to the Milestone Method of Revenue Recognition (“ASU 2010-17”), which recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transaction. ASU 2010-17 is effective in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently assessing the potential impact, if any, ASU 2010-17 may have on our consolidated financial position, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to three primary types of market risks: credit risk, foreign currency exchange rate risk and interest rate risk.

Credit Risk

The general worldwide economic downturn and resulting contraction in the credit markets exposes us to additional credit risk. We are exposed to credit loss in the event of nonperformance by counterparties on the foreign exchange contracts used in hedging activities. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligation under such contracts. In addition, cash and cash equivalents held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. We also may need to rely on the credit facility described below. Our access to our cash and cash equivalents or ability to borrow could be reduced if one or more financial institutions with which we have deposits or from which we borrow should fail or otherwise be adversely impacted by conditions in the financial or credit markets.

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

The notional values of our sold and purchased foreign currency forward contracts outstanding as of April 2, 2010 were $316.4 million and $51.4 million, respectively. The notional amounts of forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consisted of cash and cash equivalents as of April 2, 2010. The principal amount of cash and cash equivalents at April 2, 2010 totaled $655 million with a weighted average interest rate of 0.18%.

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

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Amended BofA Credit Facility (including the Japanese Line of Credit). As of April, 2010, there was no outstanding balance under the Amended BofA Credit Facility. See a detailed discussion of our credit facility under “Liquidity and Capital Resources” section in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, we had $29.8 million of long-term debt (including the current maturities of long-term debt) outstanding as of April 2, 2010 that carried at a weighted average fixed interest rate of 6.9% with principal payments due in various installments over a four-year period. To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future.

The estimated fair value of our cash and cash equivalents (91% of which was held abroad at April 2, 2010 and could be subject to additional taxation if it were repatriated to the United States) and the estimated fair value of our short-term borrowings under the credit facility approximated the principal amounts reflected above based on the maturities of these financial instruments.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 4.	Controls and Procedures

(a)	Disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings and claims that are discussed in Note 9, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements, which discussion is incorporated by reference into this item.

Item 1A.	Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q and in our 2009 Annual Report should be carefully considered. Although the risk factors described below are the ones management deems significant, additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be adversely affected.

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

We believe that IMRT and IGRT have become accepted standards for treatment in the radiation oncology market. Demand for our IMRT and IGRT products have been historical drivers for our net orders and revenues in Oncology Systems, and our future success depends on the continued acceptance of these standards and our products. We recently introduced UNIQUE and TrueBeam, new products and product lines designed to meet the evolving needs of our customers. Acceptance of these new products and products lines are key to our future success. If our customers do not purchase these products or if future studies call into question the effectiveness of our IMRT or IGRT products in general, or our UNIQUE and TrueBeam products in particular, or show negative side effects, or if other more effective technologies are introduced, our net orders, revenues and financial results could suffer. As more institutions buy or upgrade to achieve these capabilities, the market for IMRT and IGRT products may become saturated and we could face competition from newer technologies.

We also believe that the acceptance of VMAT in general, and our RapidArc products in particular, is another key to our future success. We believe that our RapidArc products for VMAT are a significant advance in IMRT treatments and can help drive longer term demand for our linear accelerators and IMRT-related products. Orders for our RapidArc technology have contributed significantly to our net orders growth. If future studies contradict current knowledge about VMAT or our RapidArc products, question the effectiveness of VMAT treatments or show negative side effects, or if other more effective technologies are introduced, our customers may not be willing to adopt VMAT or purchase our RapidArc products. In addition, if third party information systems do not support our VMAT technology, customers that have third party information systems may not purchase our RapidArc products, which could negatively impact our net orders and revenues.

As radiation oncology treatment becomes more complex, our customers are increasingly focusing on ease-of-use and interconnectivity. Our equipment and software is highly sophisticated and requires a high level of training and education to use them competently and safely, a requirement made even more important because they work together within integrated environments. We have directed substantial product development efforts into (i) greater interconnectivity of our products for more seamless operation within a system, (ii) enhancing the ease of use of our software products and (iii) reducing setup and treatment times and increasing patient throughput. We have emphasized maintaining an “open systems” approach that allows customers to “mix and match” individual products, incorporate products from other manufacturers, share information with other systems or products and use the equipment for offering various methods of radiation therapy treatment. We anticipate that these efforts will increase the acceptance and adoption of IMRT, IGRT and VMAT and will stimulate demand for our products. We face competition though from “closed-ended” dedicated-use systems that place simplicity of use ahead of flexibility. If we have misjudged the importance to our customers of maintaining an “open systems” approach, or if we are unsuccessful in our efforts to enable greater interconnectivity, enhance ease-of-use and reduce setup and treatment times, our revenues could suffer.

The acquisition of Varian Particle Therapy should enable us to develop and offer products for delivering image-guided, intensity-modulated proton therapy for the treatment of cancer. Our future success will depend upon the wide-spread awareness, acceptance and adoption by the oncology market of proton therapy systems for the treatment of cancer. However, this technology may not be accepted as quickly as others due to the relatively large scale, high costs and complex project financing associated with implementing a proton therapy system. Risks associated with this business could increase, given the heavy reliance of customers on credit and large-scale project financing, which remains difficult to obtain following the recent worldwide economic downturn and contraction in credit markets. Our efforts to increase awareness and adoption of our proton therapy systems may not be successful, which could negatively impact this business.

Our X-ray Products business sells products primarily to a small number of imaging system OEM customers who use our products in their medical diagnostic and industrial imaging systems. To succeed, we must provide x-ray tube and flat panel detector products that meet customer demands for lower cost, better product quality and superior technology and performance. If we are unable to continue to innovate our X-ray Products technology and anticipate our customers’ demands in the areas of cost, quality, technology and performance, then our customers may choose to purchase from their internal manufacturing operations or from other independent tube or panel manufacturers (including the in-house operations of some of these customers), which would negatively impact this business.

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

OUR SUCCESS DEPENDS ON THE SUCCESSFUL DEVELOPMENT, INTRODUCTION AND COMMERCIALIZATION OF NEW GENERATIONS OF PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCT LINES

Our success depends on the successful development, introduction and commercialization of new generations of products, treatment systems and enhancements to and/or simplification of existing product lines. For example, in April 2010, we introduced TrueBeam, of a new line of linear accelerators designed for advanced radiotherapy and radiosurgery. Our Oncology Systems products are technologically complex and must keep pace with, among other things, those of our competitors. Our X-ray Products business must also continually develop improved and lower cost products. We are making significant investments in long-term growth initiatives, such as development of our SIP and Particle Therapy businesses, and expect that we will need more investment to develop and commercialize the products and technology for these businesses. Accordingly, many of our products may require significant planning, design, development and testing, as well as significant capital commitments, involvement of senior management and other investments on our part, which we may be unable to recover. Our timeline for the development of new products or enhancements may not be achieved and price and profitability targets may not prove feasible. Commercialization of new products or product lines may prove challenging, and we may be required to invest more time and money than expected to successfully introduce them. Once introduced, new products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete. Failure to introduce and commercialize new product lines, such as TrueBeam, without disrupting ongoing demand for our existing product lines, could adversely impact our revenues and operating results. Compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of new products or enhancements. A few of our research and development projects have been, and in the future may be, funded by government contracts, and changes in government priorities and our ability to attract similar funding may affect our overall research efforts.

Our ability to successfully develop and introduce new products, treatment systems and product enhancements and simplifications, and the revenues and costs associated with these efforts, are affected by our ability to:

•	properly identify customer needs;

•	prove feasibility of new products;

•	limit the time required from proof of feasibility to routine production;

•	comply with internal quality assurance systems and processes timely and efficiently;

•	limit the timing and cost of regulatory approvals;

•	accurately predict and control costs associated with inventory overruns caused by phase-in of new products and phase-out of old products;

•	price our products competitively and profitably;

•

manufacture, deliver and install our products in sufficient volumes on time, and accurately predict and control costs associated with manufacturing, installation, warranty and maintenance of the products;

•	appropriately manage our supply chain;

•	manage customer acceptance and payment for products;

•	manage customer demands for retrofits of both new and old products; and

•	anticipate and compete successfully with competitors.

Additionally, the budgeting cycles of hospitals and clinics for capital equipment purchases are frequently fixed well in advance and have experienced pressure during the economic downturn, which may lengthen sales and ordering timeframes adversely affecting revenues associated with our products. We cannot be sure that we will be able to successfully develop, manufacture or introduce new products, treatment systems or enhancements, the roll-out of which involves compliance with complex quality assurance processes, including the Quality System Regulation (“QSR”) of the Food and Drug Administration (“FDA”). Failure to complete these processes timely and efficiently could result in delays that could affect our ability to attract and retain customers, or could cause customers to delay or cancel orders, causing our revenues and operating results to suffer.

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

We conduct business globally. Our international revenues accounted for approximately 56% and 50% of revenues from continuing operations during the second quarter of fiscal years 2010 and 2009, respectively. As a result, we must provide significant service and support globally, and we have sales and service offices located in Europe, Asia, South America and Australia. We also have manufacturing and research operations in the United Kingdom, Germany, Switzerland, France, Finland, Canada and China. We have invested, and will continue to invest, substantial resources to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will be able to compete successfully in the international markets, generate new business, or meet the service and support needs of our customers there. Accordingly, our future results could be harmed by a variety of factors, including:

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

In addition, we generally retain cash from our international operations in our local subsidiaries. As of April 2, 2010, 91% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation and our overall tax rate and our results of operations could suffer.

Earnings from our international regions are generally taxed at rates lower than U.S. rates. Our effective tax rate is impacted by tax laws in both the United States and in the respective countries in which our international subsidiaries do business. A decrease in the percentage of our total earnings from international regions, or a change in the mix of international regions among particular tax jurisdictions, could increase our effective tax rate. Also, our current effective tax rate does not assume U.S. taxes on certain undistributed profits of certain foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes should they either be deemed or actually remitted to the United States, or if tax laws change, in which case our financial results could be adversely affected. In addition, recent proposals would make significant changes to U.S. taxation of U.S.-based multinational corporations. Although we cannot predict whether or in what form Congress would enact any such proposals, legislation of this type could have an adverse impact on our effective tax rate and financial results.

OUR RESULTS HAVE BEEN AND MAY CONTINUE TO BE HARMED BY THE WORLDWIDE ECONOMIC DOWNTURN

Since fiscal year 2008, the global economy has been impacted by the sequential effects of the subprime lending crisis, the credit market crisis, collateral effects on the finance and banking industries, volatile currency exchange rates and energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These economic conditions worsened in fiscal year 2009. These conditions have shrunk capital equipment budgets, slowed decision-making, made financing for large equipment purchases more expensive and more time consuming, and made it difficult for our customers and our vendors to accurately forecast and plan future business activities. This, in turn, has caused and may continue to cause our customers to freeze or dramatically reduce purchases and capital project expenditures, and may result in consolidation of our customers. Even with economic recovery, it may take time for our customers to establish new budgets and return to normal purchasing patterns. These conditions may also disrupt supply if vendors consolidate or go out of business. In such a climate, it may continue to be more difficult for us to accurately forecast and plan our future business activities. We cannot predict when an economic recovery will occur, in general or specifically in the healthcare industry. Historically, our business has felt the effects of market trends later than other sectors in the healthcare industry, such as diagnostic radiology, and we may experience the effects of any economic recovery later than others in the healthcare industry. A continued weak or deteriorating healthcare market would inevitably adversely affect our business, financial conditions and results of operations. Also, while the economic downturn has primarily affected our business in North America, potential future economic turmoil, such as the banking and currency instability in Greece and other countries, may negatively affect our international business.

THE RECENTLY ENACTED “AFFORDABLE HEALTHCARE FOR AMERICA ACT” INCLUDES PROVISIONS THAT MAY ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS, INCLUDING AN EXCISE TAX ON THE SALES OF MOST MEDICAL DEVICES

On March 23, 2010, President Obama signed into law the Affordable Health Care for America Act. While we are continuing to evaluate this legislation and its potential impact on our business, it may adversely affect the demand for our products and services, and therefore our financial position and results of operations, possibly materially.

Specifically, one of the components of the new law is a 2.3% excise tax on sales of most medical devices, which include our Oncology Systems products, starting in 2013. The total cost to the medical device industry could exceed $20 billion over ten years. This tax may put increased pressure on medical device manufacturers and purchasers, and may lead our customers to reduce their orders for products we produce or to request that we reduce the prices we charge for our products in order to off-set the tax. Other elements of this new legislation, including comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots) and other provisions, could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, including the demand and availability of our products, the reimbursement available for our products from governmental and third-party payors, and reduced medical procedure volumes.

Various healthcare reform proposals have also emerged at the state level, and we are unable to predict which, if any of these proposals will be enacted. We believe that the uncertainty created by the prospects of healthcare reform in the United States has complicated our customers’ decision-making process and impacted our Oncology Systems business, and we expect that this uncertainty will persist until there is greater clarity on how the Affordable Health Care for America Act and state proposals will affect healthcare providers. We are unable to predict what effect ongoing uncertainty surrounding these matters will have on our customer’s purchasing decisions. However, an expansion in government’s role in the U.S. healthcare industry may adversely affect our business, possibly materially.

CHANGES TO RADIATION ONCOLOGY REIMBURSEMENTS MAY AFFECT DEMAND FOR OUR PRODUCTS

Sales of our healthcare products indirectly depend on whether adequate reimbursement is available to our customers from a variety of sources, such as government healthcare insurance programs, including the Medicare and Medicaid programs; private insurance plans; health maintenance organizations and preferred provider organizations. Once Medicare has made a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually. Private third-party payors, although independent from Medicare, sometimes use portions of Medicare reimbursement policies and payment amounts in making their own reimbursement decisions. As a result, decisions by the U.S. Centers for Medicare and Medicaid Services (“CMS”) to reimburse for a treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a treatment sometimes extend to third-party payor reimbursement policies and amounts for that treatment. We have seen our customers’ decision-making process complicated by the uncertainty surrounding Medicare reimbursement rates for radiotherapy and radiosurgery at free-standing clinics in the United States and for physician reimbursement for radiation oncology. We believe that this confusion and uncertainty been a major factor impacting our net orders since mid-2009, particularly from free-standing radiotherapy clinics. From time to time, CMS and third party payors may review and modify the factors upon which they rely to determine appropriate levels of reimbursement for cancer treatments. For example, CMS and third-party payors have begun to focus on the comparative effectiveness of radiation therapy versus other methods of cancer treatment, and could modify reimbursement rates based on the results of comparative effectiveness studies. If comparative effectiveness studies are not available, or if available studies show that other cancer treatments are more effective than radiotherapy or radiosurgery, reimbursement rates for radiotherapy or radiosurgery could be reduced. Any significant cuts in reimbursement rates for radiotherapy, radiosurgery, proton therapy or brachytherapy, or concerns or proposals regarding further cuts, could further increase uncertainty, influence our customers’ decisions, reduce demand for our products, cause customers to cancel orders and have a material adverse effect on our revenues and stock price.

In general, third-party payors in the United States are increasingly cost-conscious, and we cannot be sure that they will reimburse our customers at levels sufficient to enable us to achieve or maintain sales and price levels for our products in this market. Without adequate support from third-party payors, the market for our products may be limited. There is no uniform policy on reimbursement among third-party payors, nor can we be sure that procedures using our products will qualify for reimbursement from third-party payors. Likewise, foreign governments also have their own healthcare reimbursement systems and we cannot be sure that adequate reimbursement will be made available with respect to our products under any foreign reimbursement system.

OUR RESULTS MAY BE IMPACTED BY CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

Because our business is global and payments are generally made in local currency, fluctuations in foreign currency exchange rates can impact our results by affecting product demand or our expenses and/or the profitability in U.S. dollars of products and services that we provide in foreign markets.

While we use hedging strategies to help offset the effect of fluctuations in foreign currency exchange rates, the protection these strategies provide are affected by the timing of transactions, and the effectiveness of those strategies, the number of transactions that are hedged, forecast volatility and the extent to which exchange rates have changed. If our hedging strategies do not offset these fluctuations, our revenues and other operating results may be harmed. In addition, movement in foreign currency exchange rates could impact our financial results positively or negatively in one period and not another, making it more difficult to compare our financial results from period to period.

In addition, long-term movements in foreign currency exchange rates can also affect the competitiveness of our products in the local currencies of our international customers. Even though our international sales are mostly in local currencies, our cost structure is weighted towards the U.S. dollar, and some of our competitors may have cost structures based in other currencies. The volatility of the U.S. dollar that we have experienced over the last several years has affected the competitiveness of our pricing against our foreign competitors, either helping or hindering our international order and revenue growth, thereby affecting our overall financial performance and results. Changes in monetary or other policies here and abroad, including as a result of the recent economic downturn or in reaction thereto, or in the United States as a result of a change in the U.S. laws or regulations that will likely affect foreign currency exchange rates.

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

Marketing a medical device in the United States. In the United States, as a manufacturer and seller of medical devices and devices emitting radiation or utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the FDA, Nuclear Regulatory Commission (“NRC”) and state and local regulatory agencies, such as the State of California, to ensure the devices are safe and effective and comply with laws governing products which emit, produce or control radiation. Similar international regulations apply overseas. These regulations govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale and marketing and disposal of our products.

Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, an existing medical device obtain either 510(k) pre-market notification clearance or pre-market approval (“PMA”) before we can market or sell those products in the United States. Modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process may also require a new 510(k) clearance. Obtaining clearances or approvals is time-consuming, expensive and uncertain. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products. If we were unable to obtain required FDA clearance or approval for a product or unduly delayed in doing so, or the uses of that product were limited, our business would suffer. In the past, in the United States, our devices have generally been subject to 510(k) clearance or exempt from 510(k) clearance. The 510(k) clearance process is generally less time-consuming, expensive and uncertain than the PMA process. However, there are some in the regulatory field who believe that certain medical devices should be required to use the PMA approval process, or a special more time-consuming 510(k) clearance process, rather than the current 510(k) clearance process. If we were required to use either of these lengthy processes for future products or product modifications, it could delay or prevent release of the proposed products or modifications, which could harm our business.

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

Within the EEA, we must affix a CE mark, a European marking of conformity that indicates that a product meets the relevant regulatory requirements and, when used as intended, works properly and is acceptably safe. This conformity to the applicable directives is done through self-declaration and may be verified by an independent certification body, called a Notified Body. Once clearance is obtained and the CE mark is affixed to the device, the Notified Body will regularly audit us to ensure that we remain in compliance with the applicable European laws or directives. CE marking demonstrates that our products comply with the laws and regulations required by the EEA countries to allow free movement of trade within the EEA countries. If we cannot support our performance claims and demonstrate compliance with the applicable European laws and directives, we lose our CE mark, which would prevent us from selling our products within the EEA. Significant revisions to some of the applicable regulations governing requirements for medical devices in the EEA went into effect in March 2010. These revisions have introduced additional uncertainty into the marketing authorization process for medical devices in Europe. Until medical device manufacturers and European regulatory agencies, including Notified Bodies and “competent authorities,” have greater experience with interpreting and applying the revised regulations, we may be subject to risks associated with additional testing, modification, certification or amendment of our existing market authorizations, or we may be required to modify installed products in order to comply with the official interpretations of these revised regulations.

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

Our medical devices utilizing radioactive material are subject to the NRC clearance and approval requirements, and the manufacture and sale of these products are subject to extensive international, federal and state regulation that varies from state to state and among countries or regions. Our manufacture, distribution, installation and service of medical devices utilizing radioactive material or emitting radiation also requires us to obtain a number of licenses and certifications for these devices and materials. Service of these products must also be in accordance with a specific radioactive materials license. Obtaining licenses and certifications may be time consuming, expensive and uncertain. In addition, we are subject to a variety of environmental laws regulating our manufacturing operations and the handling, storage, transport and disposal of hazardous materials, and which impose liability for the cleanup of any contamination from these materials. In particular, the handling and disposal of radioactive materials resulting from the manufacture, use or disposal of our products may impose significant costs and requirements. Disposal sites for the lawful disposal of materials generated by the manufacture, use or decommissioning of our products may no longer accept these materials in the future, or may accept them on unfavorable terms.

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

If we or any of our suppliers, distributors or customers fail to comply with FDA, FTC and other applicable U.S. and foreign country regulatory requirements or are perceived to potentially have failed to comply, we may face:

•	adverse publicity affecting both us and our customers;

•	increased pressures from our competitors;

•	investigations by governmental authorities or Warning Letters;

•	fines, injunctions, and civil penalties;

•	partial suspensions or total shutdown of production facilities, or the imposition of operating restrictions;

•	increased difficulty in obtaining required FDA clearances or approvals, or the equivalent approvals in foreign countries;

•	losses of clearances or approvals already granted;

•	seizures or recalls of our products or those of our customers;

•	delays in purchasing decisions by customers or cancellation of existing orders;

•	the inability to sell our products, or, where we have failed to comply with foreign regulations, to import our products to such countries;

•	difficulty in obtaining product liability or operating insurance at a reasonable cost, or at all; and

•	criminal prosecutions.

Other applicable regulations. As a participant in the healthcare industry, we are also subject to extensive laws and regulations protecting the privacy and integrity of patient medical information, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and similar laws and regulations in foreign countries covering data privacy and other protection of health and employee information, “fraud and abuse” laws and regulations, including, physician self-referral prohibitions, anti-kickback laws and false claims laws. From time to time, these laws and regulations may be revised or interpreted in ways that could make it more difficult for our customers to conduct their businesses, such as recent proposed revisions to the laws prohibiting physician self-referrals, and such revisions could have an adverse effect on the demand for our products, and therefore our business and results of operations. We also must comply with numerous federal, state and local laws of more general applicability relating to such matters as safe working conditions, manufacturing practices and fire hazard control.

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

Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices and other devices that deliver radiation. Because our products are involved in the intentional delivery of radiation to the human body, other situations where people may come in contact with radiation (for example, when our SIP products are being used to scan cargo), the collection and storage of patient treatment data for medical analysis and treatment delivery, the planning of radiation treatment and diagnostic imaging of the human body, and the diagnosing of medical problems, the possibility for significant injury and/or death exists. Our medical products operate within our customers’ facilities and network systems, and under quality assurance procedures established by the facility that ultimately result in the delivery of radiation to patients. Human and other errors or accidents may arise from the fact that our products operate in complex environments with products from other vendors, where interoperability or data sharing protocol may not be optimized even though the equipment or system operate according to specifications. As a result, we may face substantial liability to patients, our customers and others for damages resulting from the faulty, or allegedly faulty, design, manufacture, installation, servicing, support, testing or interoperability of our products, or their misuse or failure, as well as liability related to the loss or misuse of private patient data. We may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in our products, or installation, servicing and support of our products. With any accident or mistreatment, we could be subject to legal costs, adverse publicity and damage to our reputation, whether or not our products or services were a factor. Adverse publicity could adversely impact our business by negatively affecting the reputation of radiation therapy in general, causing patients to question the efficacy of radiation therapy as a viable treatment for cancer and seek other methods of treatment. In addition, publicity regarding any accidents or mistreatments, even ones that do not involve our products, could cause patients to be less receptive to radiotherapy treatments or result in additional regulation of radiation therapy, medical devices or the healthcare industry in general. Increased regulatory activities could adversely affect our ability to promote, manufacture and sell our products, and therefore negatively impact our business and results of operations.

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

Rapidly evolving technology, intense competition and pricing pressure characterize the markets for radiation therapy equipment and software. Some of our competitors have greater financial, marketing and other resources than we have. Also, we believe that new competitors will enter our markets, as we have encountered new competitors as we enter new markets such as stereotactic radiosurgery, VMAT and proton therapy. To compete successfully, we must provide technically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, together in a complete package of products and services, and to do so ahead of our competitors. As our Oncology Systems products are generally sold on a basis of total value to the customer, our business may suffer when purchase decisions are based solely upon price, which can happen if hospitals and clinics give purchasing decision authority to group purchasing organizations. In addition, additional competitors may delay customer purchasing decisions as customers evaluate the products of these competitors along with ours, potentially extending our sales cycle and adversely affect our net orders.

In x-ray imaging components and subsystems, we often compete with companies that have greater financial, marketing and other resources than we have. Some of the major diagnostic imaging systems companies, which are the primary OEM customers for our x-ray components, also manufacture x-ray components, including x-ray tubes, for use in their own imaging systems products. We must compete with these in-house manufacturing operations for business from their affiliated companies. In addition, we compete against other stand-alone, independent x-ray tube manufacturers who compete with us for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for x-ray tubes. The market for flat panel detectors is also very competitive. As a result, we must have a competitive advantage in one or more significant areas, which may include lower product cost, better product quality and/or superior technology and/or performance.

In our SIP business, we compete with other OEM suppliers, primarily outside of the United States. The market for our SIP products used for nondestructive testing in industrial applications is small and highly fractured.

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

There has been a consolidation of diagnostic imaging systems manufacturers over the past few years, including the consolidation of these customers into companies that already manufacture x-ray tubes. If this continues, we could experience less predictable and reduced sales of our x-ray tube products. In addition, the recent economic downturn has made it difficult for our OEM customers to accurately forecast and plan future business activities, and we saw our x-ray business impacted in fiscal year 2009 by inventory reduction efforts at some of these customers. The market for new X-ray imaging equipment has been weak, and certain product lines, such as dental and veterinary, were particularly hard hit in the recession. If the markets for our customers’ products do not recover but instead further deteriorate, our X-ray Products business may be adversely affected. In recent years, we have also seen dramatic reductions in Medicare reimbursements for diagnostic radiology. We believe reductions in these Medicare reimbursement rates have reduced demand for medical x-ray imaging equipment, such as CT scanners, which have negatively impacted demand for our x-ray tube products. Also, because we sell our x-ray products to a limited number of OEM customers and many of them are also our competitors with in-house x-ray tube manufacturing operations, we could experience the loss of, or reduction in purchasing volume by, one or more of these customers if they lower external sourcing costs. Such a loss or reduction could have a material adverse effect on our X-ray Products business.

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

We have experienced and expect in the future to experience fluctuations in our operating results, including net orders, revenues and gross margins. Many of our products require significant capital expenditures by our customers. Accordingly, individual product orders can be quite large in dollar amounts, which can extend the customer purchasing cycle. We have experienced this with our IGRT products, and expect this to be even greater with our proton therapy products because of the high cost of the equipment and the complexity of project financing. As a result of the recent worldwide economic downturn and contraction in credit markets, as well as the uncertainty surrounding the impact of healthcare reform and changes to reimbursement rates, the purchasing cycle has extended and may extend even further as potential customers more closely scrutinize and prioritize their capital spending budgets, and analyze appropriate financing alternatives. With larger projects, such as the purchase of a proton therapy system, the contraction in credit markets could cause customers to delay or cancel their projects, or request our participation in financing arrangements or payment concessions in their agreements with us, which could negatively impact our cash flows and results of operations. In addition, some of our more sophisticated equipment, such as IGRT and proton therapy products, requires greater site preparation and longer construction cycles, which can delay customer decision cycles even further. The timing of when individual orders are placed, installation is accomplished and the revenues recognized affect our quarterly results.

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

•	delay in the installation and/or acceptance of a product;

•	for proton therapy systems, failure to satisfy contingencies associated with an order;

•	the method of accounting used to recognize revenue;

•	a change in a customer’s financial condition or ability to obtain financing; or

•	appropriate regulatory approvals or authorizations.

Our quarterly operating results may also be affected by a number of other factors, including:

•	changes in our or our competitors’ pricing or discount levels;

•	changes or anticipated changes in third-party reimbursement amounts or policies applicable to treatments using our products;

•	revenues becoming affected by seasonal influences;

•	timing of revenue recognition;

•	changes in foreign currency exchange rates;

•	changes in the relative portion of our revenues represented by our various products, including the relative mix between higher margin and lower margin products;

•	changes in the relative portion of our revenues represented by the international regions;

•	timing of the announcement, introduction and delivery of new products or product enhancements by us and by our competitors;

•	fluctuation in our effective tax rate, which may or may not be known to us in advance;

•	disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services;

•	disruptions in our operations, including our ability to manufacture products, caused by events such as earthquakes, fires, floods, terrorist attacks or the outbreak of epidemic diseases;

•	changes in the general economic conditions or tightening of credit available to our customers in the regions in which we do business;

•	unexpected levels of order cancellations;

•	the impact of changing levels of sales on sole purchasers of certain of our x-ray products;

•	the unfavorable outcome of any litigation or administrative proceeding or inquiry;

•	misleading information in the financial community; and

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

THE FINANCIAL RESULTS OF OUR VARIAN PARTICLE THERAPY BUSINESS MAY FLUCTUATE AND BE UNPREDICTABLE

Our proton therapy projects are highly customized and vary in size and complexity. Planning for these projects will take more time and use more resources than those in the radiotherapy business conducted in our Oncology Systems segment. Due to its relatively large scale, the construction of a proton therapy facility requires significant capital investment and may involve complex project financing. If we are required to establish special purpose entities to finance and manage a proton therapy project, we may be required to consolidate these special purpose entities in our financial statements, or guarantee performance and assume liabilities that are in excess of the project value, which could negatively impact our financial results. Further, the recent worldwide economic downturn resulted in a contraction in credit markets. To the extent this persists, it may make it more difficult for potential customers of this business to find appropriate financing for large proton therapy projects, which could cause them to delay or cancel their projects, or request participation in financing arrangements or payment concessions in their agreements with us. In addition, due to their size and complexity, the sales and customer decision cycles for proton therapy projects may take several years. As a result, the timing of these projects, and therefore our operating results for this business, may vary significantly from period to period.

We expect that a limited number of customers will account for a substantial portion of our Particle Therapy business for the foreseeable future. Because an order for a proton therapy system can be relatively large, an order in one fiscal period will cause our financial results to vary significantly, making comparisons between fiscal periods more difficult. Further, the award of a proton therapy system orders may be subject to challenge by third parties, which can make the certainty of these orders unpredictable. If a customer cancels an order for a proton therapy system, such as recently occurred with the order for a proton therapy systems for Skandion Kliniken in Sweden, it would negatively impact our orders in the fiscal period in which the order is cancelled and we would lose the opportunity for the product and services revenues that the order represents, which would adversely affect our financial results.

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

CHANGES IN INTERPRETATION OR APPLICATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES MAY ADVERSELY AFFECT OUR OPERATING RESULTS

We prepare our financial statements to conform with GAAP. These principles are subject to interpretation by the FASB, American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Additionally, as we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period and make it more difficult to compare our financial results to prior periods. For example, as a result of our adoption in the first quarter of fiscal year 2008 of the provisions in ASC 740 related to accounting for uncertainty in income taxes, our effective tax rate and other related financial metrics have fluctuated and may in the future fluctuate more than they have in prior periods.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of April 2, 2010, customer contracts with extended payment terms of more than one year amounted to less than 1% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our net earnings. Also, longer or extended payment terms have and may in the future result in an increase in our days sales outstanding.

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

OUR OPERATIONS ARE VULNERABLE TO INTERRUPTION OR LOSS DUE TO NATURAL OR OTHER DISASTERS, POWER LOSS, STRIKES AND OTHER EVENTS BEYOND OUR CONTROL

We conduct a significant portion of our activities, including manufacturing, administration and data processing at facilities located in the State of California and other seismically active areas that have experienced major earthquakes in the past, as well as other disasters. We carry limited earthquake insurance that may not be adequate or continue to be available at commercially reasonable rates and terms. A major earthquake or other disaster (such as a major fire, flood, volcanic eruption or terrorist attack) affecting our facilities, or those of our suppliers, could significantly disrupt our operations, and delay or prevent product manufacture and shipment during the time required to repair, rebuild or replace our or our suppliers’ damaged manufacturing facilities; these delays could be lengthy and costly. If any of our customers’ facilities are adversely affected by a disaster, shipments of our products could be delayed. In addition, our facilities, particularly those located in the western states of the United States, may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. Further, our products are typically shipped from a limited number of ports, and any disaster, strike or other event blocking shipment from these ports could delay or prevent shipments and harm our business.

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

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to the shares of common stock repurchased by us during the second quarter of fiscal year 2010.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2, 2010 - January 29, 2010	557,208	(2)	$48.01	551,700	4,448,300
January 30, 2010 - February 26, 2010	687,039	(3)	$48.26	548,300	3,900,000
February 27, 2010 - April 2, 2010	350,000		$53.09	350,000	3,550,000

Total	1,594,247		$49.23	1,450,000

(1)	On November 17, 2008, VMS’s Board of Directors authorized the repurchase of 8,000,000 shares of VMS common stock from January 1, 2009 through December 31, 2009. The authorization expired on December 31, 2009 with 6,050,000 shares available for repurchase. On November 13, 2009, VMS’s Board of Directors authorized the repurchase of an additional 5,000,000 shares of VMS common stock from January 1, 2010 through December 31, 2010. We expect repurchases under the November 13, 2009 authorization will be made in accordance with Rule 10b-18 and include plans designed to satisfy the Rule 10b5-1 safe harbor. Shares will be retired upon repurchase.
(2)	Includes 5,508 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations upon the vesting of restricted common stock granted under the Company’s employee stock plans.
(3)	Includes 138,739 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations upon the vesting of restricted common stock and restricted stock units granted under the Company’s employee stock plans.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on February 11, 2010 (the “Stockholders’ Meeting”), the stockholders of Varian Medical Systems, Inc. voted on the following four proposals and cast their votes as follows:

Proposal One:

To elect the following individuals to serve as directors for three-year terms ending with the 2013 Annual Meeting of Stockholders:

	For	Withheld	Broker Non-Votes
John Seely Brown	89,397,080	1,301,472	13,300,217
R. Andrew Eckert	89,648,015	1,050,537	13,300,217
Mark R. Laret	83,969,529	6,729,023	13,300,217

Directors Richard M. Levy, Susan L. Bostrom, Timothy E. Guertin, David W. Martin, Jr., Ruediger Naumann-Etienne and Venkatraman Thyagarajan continued in office following the Stockholders’ Meeting.

Proposal Two:

To approve an amendment to the Second Amended and Restated Varian Medical Systems, Inc. 2005 Omnibus Stock Plan to increase the number of shares available for award thereunder.

For	Against	Abstain	Broker Non-Votes
64,121,037	26,443,285	134,230	13,300,217

Proposal Three:

To approve the Varian Medical Systems, Inc. 2010 Employee Stock Purchase Plan.

For	Against	Abstain	Broker Non-Votes
87,556,812	3,025,259	116,480	13,300,217

Proposal Four:

To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2010.

For	Against	Abstain	Broker Non-Votes(1)
102,712,911	1,201,444	84,414	N/A

(1)	Pursuant to the rules of the New York Stock Exchange, this proposal constituted a routine matter. Therefore, brokers were permitted to vote without receipt of instructions from beneficial owners.

Change in Control Agreements

On February 12, 2010, the Board of Directors of Varian Medical Systems, Inc. approved new forms of change in control agreements for executive officers that are hired, appointed or change positions on or after February 12, 2012. None of the 12 executive officers and key employees who have existing change in control agreements are currently a party to these new agreements, and existing change of control agreements are not being amended at this time. The new agreements are substantially similar to the existing change of control agreements, except that the new agreements replace the prior forms’ 280G excise tax restoration provision with a 280G cut-back provision that is further described below.

Under the existing and new change-in-control agreements with senior executives, including our named executive officers, we will pay any of these executives who are terminated other than for death, “disability,” “retirement” or “cause,” or who resign due to “good reason” (as each of those terms are defined in the agreements) within 18 months after a change in control (as defined in the agreements), a lump sum severance amount equal to 3.0 (in the case of our chief executive officer), 2.5 (in the case of our other named executive officers) or 2.0 (in the case of other key employees) times the sum of the individual’s then-current annual base salary, plus the greater of (a) the individual’s most recently established target annual bonus, or (b) the average annual bonus that was paid to the individual in the three fiscal years (or lesser number of full fiscal years completed by the individual) ending before the termination date. The termination payments and benefits under the agreements may also be triggered under certain circumstances following a change in control (as defined in the agreements), as determined under the agreements. “Cause” includes, generally, willful failure to perform one’s duties, fraud and certain wrongful acts, felony convictions and court or regulatory orders requiring termination. “Good reason” includes, generally, a material change in duties or material reduction in authority or responsibility, a reduction in total compensation except when an equivalent reduction occurs for the entire class of other similar executives, a material change in employee benefits, relocation and certain breaches of the agreement by us.

In addition, under the existing and new agreements, if an individual is terminated under the circumstances described above, then unvested stock options and restricted stock will fully vest as of the individual’s termination date. In addition, we will continue certain insurance and other benefits of the individual under the then-existing terms for up to 24 months (or, if earlier, the start of full-time employment with a new employer), pay the individual a lump sum pro-rata bonus at target for the applicable performance period(s) in which the termination occurs, and provide the individual an election to purchase the automobile leased under our executive car program, if any.

The existing and new agreements also provide for certain death and long-term disability benefits in the event of an individual’s death or disability within 18 months after a change in control. Payments and benefits may be delayed six months following separation from service in order to avoid onerous taxation under Section 409A of the Internal Revenue Code.

Under the existing change in control agreements, if any payments or benefits (including those under these agreements) would result in the imposition of an excise tax imposed by Section 280G of the Internal Revenue Code and the amount of such payments and benefits exceeds the threshold limit imposed by 280G by 10% or more, then the individual will receive a tax restoration payment in an amount that will place the individual in the same after-tax economic position that the individual would have been in but for the imposition of the excise tax. If the amount of such payments and benefits exceeds the threshold limit by less than 10%, then the amount received by the individual will instead be reduced so that the aggregate payments and benefits to be received by the individual will be $1.00 less than the threshold imposed under Section 280G.

Under the new change in control agreements, we replaced the 280G excise tax restoration provision described in the preceding paragraph with a provision that provides that the executive receive either all of his or her change in control payments or benefits (including those under these agreements) or such portion thereof as will not be subject to excise taxes under 280G, whichever results in a greater after-tax benefit to the executive.

Item 6.	Exhibits

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description
10.1	Registrant’s 2010 Employee Stock Purchase Plan.

10.2	Amendment No. 4 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan.

10.3	Form of Registrant’s Restricted Stock Unit Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan.

10.4	Form of Registrant’s Change in Control Agreement for Chief Executive Officer (effective on or after February 12, 2012).

10.5	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel) (effective on or after February 12, 2012).

10.6	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) (effective on or after February 12, 2012).

10.7	Form of Registrant’s Change in Control Agreement for Key Employees (effective on or after February 12, 2012).

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and six months ended April 2, 2010 and April 3, 2009; (ii) Condensed Consolidated Balance Sheets at April 2, 2010 and October 2, 2009; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended April 2, 2010 and April 3, 2009; and (iv) Notes to Condensed Consolidated Financial Statements for the three and six months ended April 2, 2010.

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

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: May 11, 2010	By:	/s/ ELISHA W. FINNEY
Elisha W. Finney
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Registrant’s 2010 Employee Stock Purchase Plan.

10.2	Amendment No. 4 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan.

10.3	Form of Registrant’s Restricted Stock Unit Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan.

10.4	Form of Registrant’s Change in Control Agreement for Chief Executive Officer (effective on or after February 12, 2012).

10.5	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel) (effective on or after February 12, 2012).

10.6	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) (effective on or after February 12, 2012).

10.7	Form of Registrant’s Change in Control Agreement for Key Employees (effective on or after February 12, 2012).

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and six months ended April 2, 2010 and April 3, 2009; (ii) Condensed Consolidated Balance Sheets at April 2, 2010 and October 2, 2009; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended April 2, 2010 and April 3, 2009; and (iv) Notes to Condensed Consolidated Financial Statements for the three and six months ended April 2, 2010.

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