Form 10-Q
period 2010-07-02
VARIAN MEDICAL SYSTEMS INC
filed 2010-08-10
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 121,627,752 shares of common stock, par value $1 per share, outstanding as of July 30, 2010.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended July 2, 2010

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Revenues:
Product	$440,884	$396,888	$1,305,434	$1,248,349
Service contracts and other	137,167	112,983	399,094	323,782

Total revenues	578,051	509,871	1,704,528	1,572,131

Cost of revenues:
Product	252,809	228,249	751,124	717,663
Service contracts and other	70,861	65,382	204,028	178,880

Total cost of revenues	323,670	293,631	955,152	896,543

Gross margin	254,381	216,240	749,376	675,588

Operating expenses:
Research and development	38,874	35,325	116,182	109,282
Selling, general and administrative	84,742	78,427	247,786	242,843

Total operating expenses	123,616	113,752	363,968	352,125

Operating earnings	130,765	102,488	385,408	323,463
Interest income	654	687	2,182	3,826
Interest expense	(1,472)	(920)	(3,675)	(3,067)

Earnings from continuing operations before taxes	129,947	102,255	383,915	324,222
Taxes on earnings	38,003	16,904	122,082	89,934

Earnings from continuing operations	91,944	85,351	261,833	234,288
Loss from discontinued operations, net of taxes	(6,450)	—	(6,450)	(12,327)

Net earnings	$85,494	$85,351	$255,383	$221,961

Net earnings (loss) per share - Basic
Continuing operations	$0.75	$0.69	$2.13	$1.89
Discontinued operations	$(0.05)	$—	$(0.05)	$(0.10)

Net earnings per share	$0.70	$0.69	$2.08	$1.79

Net earnings (loss) per share - Diluted
Continuing operations	$0.74	$0.68	$2.10	$1.88
Discontinued operations	$(0.05)	$—	$(0.05)	$(0.10)

Net earnings per share	$0.69	$0.68	$2.05	$1.78

Shares used in the calculation of net earnings (loss) per share:
Weighted average shares outstanding - Basic	122,072	124,237	122,871	123,961

Weighted average shares outstanding - Diluted	124,511	124,991	124,531	124,898

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	July 2, 2010	October 2, 2009 (1)
Assets

Current assets:
Cash and cash equivalents	$587,611	$553,529
Accounts receivable, net of allowance for doubtful accounts of $4,570 at July 2, 2010 and $4,347 at October 2, 2009	514,939	580,918
Inventories	390,188	321,861
Prepaid expenses and other current assets	96,916	71,751
Deferred tax assets	108,274	144,392

Total current assets	1,697,928	1,672,451

Property, plant and equipment, net	261,361	264,060
Goodwill	203,288	210,346
Other assets	156,318	161,391

Total assets	$2,318,895	$2,308,248

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$105,823	$116,093
Accrued expenses	227,754	304,402
Product warranty	49,583	50,823
Deferred revenues	125,554	130,588
Advance payments from customers	280,981	226,964
Short-term borrowings	—	4,445
Current maturities of long-term debt	5,520	9,005

Total current liabilities	795,215	842,320
Long-term debt	17,939	23,394
Other long-term liabilities	118,395	130,751

Total liabilities	931,549	996,465

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 121,770 and 125,281 shares issued and outstanding at July 2, 2010 and at October 2, 2009, respectively	121,770	125,281
Capital in excess of par value	533,218	516,478
Retained earnings	772,427	696,409
Accumulated other comprehensive loss	(40,069)	(26,385)

Total stockholders’ equity	1,387,346	1,311,783

Total liabilities and stockholders’ equity	$2,318,895	$2,308,248

(1)	The condensed consolidated balance sheet as of October 2, 2009 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In thousands)	July 2, 2010	July 3, 2009
Cash flows from operating activities:
Net earnings	$255,383	$221,961
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	26,942	32,158
Tax benefits from exercises of share-based payment awards	11,246	5,836
Excess tax benefits from share-based compensation	(8,972)	(7,375)
Depreciation	33,093	30,042
Amortization of intangible assets	2,563	2,651
Deferred taxes	(1,480)	(4,415)
Provision for doubtful accounts receivable	1,507	1,658
Net change in fair value of derivatives and underlying commitments	(2,484)	1,765
Loss on equity investment in affiliate	405	2,298
Loss on sale of Research Instruments	—	8,062
Other, net	987	(2,449)
Changes in assets and liabilities:
Restricted Cash	—	(2,629)
Accounts receivable	44,540	9,202
Inventories	(80,684)	(75,591)
Prepaid expenses and other current assets	(14,506)	(11,109)
Accounts payable	(7,835)	(19,627)
Accrued expenses	(23,718)	(3,740)
Deferred revenues	(5,034)	(17,188)
Product warranty	(170)	(4,807)
Advance payments from customers	54,318	45,054
Other long-term liabilities	6,323	(23,224)

Net cash provided by operating activities	292,424	188,533

Cash flows from investing activities:
Purchases of property, plant and equipment	(49,604)	(47,931)
Acquisition of business, net of cash acquired	(1,800)	(2,550)
(Increase) decrease in cash surrender value of life insurance	706	(2,386)
Note receivable from affiliate and other, net	98	(5,988)
Other, net	(5,361)	(4,171)

Net cash used in investing activities	(55,961)	(63,026)

Cash flows from financing activities:
Repurchases of common stock	(242,635)	(71,541)
Proceeds from issuance of common stock to employees	45,747	16,897
Excess tax benefits from share-based compensation	8,972	7,375
Employees’ taxes withheld and paid for restricted stock and restricted stock units	(7,302)	(2,767)
Repayments of bank borrowings	(8,940)	(7,926)
Net repayments under line of credit agreements	(4,402)	—
Other	(164)	(192)

Net cash used in financing activities	(208,724)	(58,154)

Effects of exchange rate changes on cash and cash equivalents	6,343	7,062

Net increase in cash and cash equivalents	34,082	74,415

Cash and cash equivalents at beginning of period	553,529	397,306

Cash and cash equivalents at end of period	$587,611	$471,721

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Varian Medical Systems, Inc. (“VMS”) and subsidiaries (collectively, the “Company”) designs, manufactures, sells and services equipment and software products for treating cancer with radiotherapy, stereotactic radiosurgery and brachytherapy. The Company also designs, manufactures, sells and services x-ray tubes for original equipment manufacturers (“OEMs”); replacement x-ray tubes; and flat panel digital image detectors for filmless x-rays imaging in medical, dental, veterinary, scientific and industrial applications. It designs, manufactures, sells and services linear accelerators, digital image detectors, image processing software and image detection products for security and inspection purposes. The Company also develops, designs, manufacturers and services proton therapy products and systems for cancer treatment.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 2, 2009 (the “2009 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of July 2, 2010 and October 2, 2009, results of operations for the three and nine months ended July 2, 2010 and July 3, 2009, and cash flows for the nine months ended July 2, 2010 and July 3, 2009. The results of operations for the three and nine months ended July 2, 2010 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2010 is the 52-week period ending October 1, 2010, and fiscal year 2009 was the 53-week period that ended on October 2, 2009. The fiscal quarters ended July 2, 2010 and July 3, 2009 were both 13-week periods.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts, accounts payable and short-term borrowings, approximate fair value due to their short maturities. The fair value of the Company’s long-term debt was estimated to be $25.5 million at July 2, 2010 and $34.8 million at October 2, 2009. The estimated fair value of long-term debt was based on the then-current rates available to the Company for debt of similar terms and remaining maturities. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Revenue Recognition

The Company’s revenues are derived primarily from the sale of hardware and software products, and related services and contracts from the Company’s Oncology Systems, X-ray Products, Security and Inspection Products (“SIP”) and Varian Particle Therapy businesses. The Company recognizes its revenues net of any value added or sales tax and net of sales discounts.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the scope of its software revenue guidance to exclude tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality. In October 2009, the FASB also amended its accounting guidance for multiple deliverable revenue arrangements to provide updated guidance on whether multiple deliverables in a revenue arrangement exist, how the deliverables in an arrangement should be separated and how the consideration should be allocated. This guidance requires an entity to allocate consideration in an arrangement using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence of selling price (“TPE”), eliminates the use of the residual method for non-software products and requires an entity to allocate consideration using the relative selling price method.

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

Recent Accounting Pronouncements

In December 2008, the FASB issued new standards under Accounting Standards Codification (“ASC”) 715-20, which provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other post-retirement plan and requires employers to disclose information about fair value measurements of plan assets. The new standards under ASC 715-20 will be effective for the Company as of the end of fiscal year 2010. The adoption of these new standards concerns disclosure only and the Company does not expect it to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

2. BALANCE SHEET COMPONENTS:

The components of inventories were as follows:

(In millions)	July 2, 2010	October 2, 2009
Inventories:
Raw materials and parts	$236.5	$183.1
Work-in-progress	56.4	54.7
Finished goods	97.3	84.1

Total inventories	$390.2	$321.9

The components of other long-term liabilities were as follows:

(In millions)	July 2, 2010	October 2, 2009
Long-term income taxes payable	$58.5	$67.8
Other	59.9	63.0

Total other long-term liabilities	$118.4	$130.8

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

The Company’s financial assets and liabilities are valued using Level 1 and Level 2 inputs. Level 1 instrument valuations are obtained from quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations include valuations obtained from quoted prices for identical assets in markets that are not active. In addition, the Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. The Company’s derivative instruments are short-term in nature, typically one month to twelve months in duration. As of July 2, 2010, the Company did not have any financial assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 instruments). For the three and nine months ended July 2, 2010, there were no significant transfers of assets or liabilities into or out of Level 1 and Level 2 fair value measurements.

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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities as of July 2, 2010 and its assets as of October 2, 2009 that were measured at fair value on a recurring basis. There were no liabilities that were measured at fair value on a recurring basis as of October 2, 2009.

	Fair Value Measurement Using
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at July 2, 2010:
Money market funds	$76.5	$—	$—	$76.5
Derivative assets	—	3.6	—	3.6

Total assets measured at fair value	$76.5	$3.6	$—	$80.1

Liabilities at July 2, 2010:
Derivative liabilities	—	(2.0)	—	(2.0)

Total liabilities measured at fair value	$—	$(2.0)	$—	$(2.0)

Assets at October 2, 2009:
Money market funds	$85.0	$—	$—	$85.0

Total assets measured at fair value	$85.0	$—	$—	$85.0

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

	Fair Value Measurement Using
Line Item in Condensed Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at July 2, 2010:
Cash and cash equivalents	$75.4	$—	$—	$75.4
Prepaid expenses and other current assets	—	3.6	—	3.6
Other assets	1.1	—	—	1.1

Total assets measured at fair value	$76.5	$3.6	$—	$80.1

Liabilities at July 2, 2010:
Accrued liabilities	—	(2.0)	—	(2.0)

	$—	$(2.0)	$—	$(2.0)

Assets at October 2, 2009:
Cash and cash equivalents	$84.0	$—	$—	$84.0
Other assets	1.0	—	—	1.0

Total assets measured at fair value	$85.0	$—	$—	$85.0

4. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” in the Condensed Consolidated Balance Sheets as follows:

(In millions)	July 2, 2010	October 2, 2009
Intangible Assets:
Acquired existing technology	$20.3	$20.8
Patents, licenses and other	18.2	15.2
Customer contracts and supplier relationship	10.4	10.4
Accumulated amortization	(39.5)	(37.2)

Net carrying amount	$9.4	$9.2

Amortization expense for intangible assets was $0.8 million and $0.9 million for the three months ended July 2, 2010 and July 3, 2009, respectively, and $2.6 million and $2.7 million for the nine months ended July 2, 2010 and July 3, 2009, respectively. The Company estimates amortization expense on a straight-line basis for the remaining three months of fiscal year 2010, fiscal years 2011 through 2014 and thereafter, to be as follows (in millions): $0.8, $2.6, $1.8, $1.4, $0.5 and $2.3, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table reflects the activity of goodwill by reportable operating segment for the nine months ended July 2, 2010:

(In millions)	Oncology Systems	X-ray Products	Other	Total
Balance at October 2, 2009	$126.7	$2.7	$80.9	$210.3
Payment of contingent consideration	—	1.8	—	1.8
Foreign currency translation adjustments	—	—	(8.8)	(8.8)

Balance at July 2, 2010	$126.7	$4.5	$72.1	$203.3

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

The investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded a loss on the equity investment in dpiX Holding of $1.7 million in the three months ended July 2, 2010 and a loss of $2.3 million in the three months ended July 3, 2009. VMS recorded a loss on the equity investment in dpiX Holding of $0.4 million in the nine months ended July 2, 2010 and a loss of $2.3 million in the nine months ended July 3, 2009. Income and losses on the equity investment in dpiX Holding are included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings.

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

In February 2008, VMS agreed to loan $1.6 million to dpiX, with the loan bearing interest at prime plus 1% per annum. The note receivable from dpiX was $1.6 million at October 2, 2009, with current portion included in “Prepaid expense and other current assets” and the long-term portion included in “Other Assets” in the Condensed Consolidated Balance Sheets. The principal balance plus accrued interest were paid in full in January 2010.

In February 2009, VMS agreed to loan an additional $14 million to dpiX in four separate installments. The loan bears interest at prime plus 1% per annum. The principal balance is due and payable to VMS in four installments beginning in December 2011; interest is payable in full according to a quarterly schedule which began in April 2009; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable thereunder, is due and payable on September 10, 2012. As of July 2, 2010, VMS had loaned $8.8 million to dpiX under this loan agreement. The current portion of the note receivable was included in “Prepaid expense and other current assets” and the long-term portion was included in “Other Assets” in the Condensed Consolidated Balance Sheets.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In March 2006, VMS and the other member of dpiX Holding agreed to invest an aggregate $92 million in dpiX Holding, with each member’s contribution based on its percentage ownership interest in dpiX Holding, for dpiX to acquire and construct a manufacturing facility in Colorado to increase its production capacity. As of July 2, 2010 and October 2, 2009, VMS’s contribution of $36.8 million to dpiX Holding for the Colorado manufacturing facility was included in “Other assets” in the Condensed Consolidated Balance Sheets.

During the three months ended July 2, 2010 and July 3, 2009, the Company purchased glass transistor arrays from dpiX totaling approximately $7.7 million and $7.3 million, respectively. Glass transistor arrays purchased from dpiX totaled $27.2 million for the nine months ended July 2, 2010 and $21.5 million for the nine months ended July 3, 2009. These purchases of flat panels are included as a component of “Inventory” in the Condensed Consolidated Balance Sheets and “Cost of revenues - product” in the Condensed Consolidated Statements of Earnings for these periods.

6. PRODUCT WARRANTY

The following table reflects the changes in the Company’s accrued product warranty during the nine months ended July 2, 2010 and July 3, 2009:

	Nine Months Ended
(In millions)	July 2, 2010	July 3, 2009
Accrued product warranty, at beginning of period	$50.8	$51.1
Charged to cost of revenues	36.5	38.3
Actual product warranty expenditures	(37.7)	(42.6)

Accrued product warranty, at end of period	$49.6	$46.8

7. CREDIT FACILITY

In July 2007, VMS entered into a credit agreement with Bank of America, N.A. (“BofA”) providing for an unsecured revolving credit facility that enabled the Company to borrow and have outstanding at any given time a maximum of $100 million (the “BofA Credit Facility”). On November 10, 2008, VMS amended and restated the BofA Credit Facility to increase the credit facility to $150 million and collateralize a portion of the credit facility with a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. As of July 2, 2010, VMS had pledged to BofA 65% of the voting shares that it holds in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary.

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

The Amended BofA Credit Facility may be used for working capital, capital expenditures, permitted acquisitions and other lawful corporate purposes. Borrowings under the Japanese Line of Credit can be used by VMS KK for refinancing certain intercompany debts, working capital, capital expenditures and other lawful corporate purposes. Borrowings under the Amended BofA Credit Facility (outside of the Japanese Line of Credit) accrue interest either (i) based on the London Inter Bank Offered Rate (“LIBOR”) plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes, depreciation and amortization (“EBITDA”) or (ii) based upon a base rate of either the federal funds rate plus 0.5% or BofA’s announced prime rate, whichever is greater, minus a margin of 0.5% to 0% based on a leverage ratio involving funded indebtedness and EBITDA, depending upon the Company’s instructions to BofA. The Company may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

rates on advances based on the base rate are adjustable daily. Under the Amended BofA Credit Facility, the Company pays commitment fees at an annual rate of 0.2% to 0.3% based on a leverage ratio involving funded indebtedness and EBITDA. Borrowings under the Japanese Line of Credit accrue interest at the basic loan rate announced by the Bank of Japan plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA. The Amended BofA Credit Facility will expire, if not extended by mutual agreement of VMS and BofA, on November 10, 2011. The Japanese Line of Credit will expire on November 10, 2010.

As of July 2, 2010, there was no outstanding balance under the Amended BofA Credit Facility. As of October 2, 2009, there was no outstanding balance under the Amended BofA Credit Facility other than $4.4 million outstanding under the Japanese Line of Credit with a weighted average interest rate of 1.55%. Up to $25 million of these facilities could also be used to support letters of credit issued on behalf of the Company, of which none were outstanding as of July 2, 2010 and October 2, 2009.

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

The fair values of derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	July 2, 2010	October 2, 2009	Balance Sheet Location	July 2, 2010	October 2, 2009
(In millions)		Fair Value	Fair Value		Fair Value	Fair Value
Derivative designated as hedging instruments:
Foreign exchange forward contracts	Prepaid Expenses	$—	$—	Accrued liabilities	$0.8	$—
Derivative not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid Expenses	$3.6	$—	Accrued liabilities	$1.2	$—

Total derivatives		$3.6	$—		$2.0	$—

See Note 3, “Fair Value” and “Valuation of Derivative Instruments” under Critical Accounting Estimates in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding valuation of the Company’s derivative instruments. Also see Note 1, “Significant Accounting Policies” to the Consolidated Financial Statements in the 2009 Annual Report regarding credit risk associated with the Company’s derivative instruments.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Cash Flow Hedging Activities

The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and may hedge certain of the larger foreign currency transactions when they are not denominated in the relevant subsidiary’s functional currency. These foreign currency sales transactions are hedged using foreign currency forward contracts. The Company may use other derivative instruments in the future. The Company enters into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into forward exchange contracts for speculative or trading purposes. The forward exchange contracts range from one to twelve months in maturity. As of July 2, 2010, the Company did not have any forward exchange contracts with an original maturity greater than twelve months.

The hedges of foreign currency denominated forecasted revenues are accounted for in accordance with ASC 815, pursuant to which the Company has designated its hedges of forecasted foreign currency revenues as cash flow hedges. These foreign currency sales transactions are hedged prior to recognizing transactions on the Company’s financial statements through cash collections using forward exchange contracts. The Company’s designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized. Subsequent changes in fair value of the derivative instrument are recorded in “Selling, general and administrative expenses” to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualify as cash flow hedges under ASC 815, the Company formally documents for each derivative instrument at the hedge’s inception the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, as well as its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instrument designated and qualify as cash flow hedges in “Accumulated other comprehensive income (loss)” and reclassifies these amounts into “Revenues” in the period during which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any ineffective portion of the derivative instrument designated and qualifies as cash flow in “Revenues,” and amounts not included in the assessment of effectiveness in “Cost of revenues” in the Condensed Consolidated Statements of Earnings. During the three and nine months ended July 2, 2010 and the three and nine months ended July 3, 2009, there were no material gains or losses due to hedge ineffectiveness of cash flow hedges and the Company did not discontinue any cash flow hedges that had a material impact on the Company’s results of operations. At the inception of the hedge, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of July 2, 2010, all forecasted cash flows were still probable to occur. As of October 2, 2009, there was no net unrealized gain or loss on derivative instruments included in “Accumulated other comprehensive income (loss).” As of July 2, 2010, net unrealized loss on derivative instruments of $0.8 million, before tax, was included in “Accumulated other comprehensive income (loss),” and is expected to be reclassified to net earnings over the twelve months that follow.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues:

Notional Value Sold
(In millions)	July 2, 2010
Euro	$10.1
Japanese yen	9.9

$20.0

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table presents the amounts, before tax, recognized in accumulated other comprehensive income (loss) and in the Condensed Consolidated Statements of Earnings that are related to the effective portion of the foreign currency forward contracts designated as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)
	Three Months Ended		Nine Months Ended		Comprehensive Income	Three Months Ended		Nine Months Ended
(In millions)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009	into Net Earnings (Effective Portion)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Foreign exchange contracts	$(0.7)	$(1.3)	$1.1	$7.1	Revenues	$1.2	$2.4	$1.9	$5.8

The following table presents the amounts recognized in the Condensed Consolidated Statement of Earnings that are related to (i) the ineffective portion of the cash flow hedges and (ii) the amount excluded from effectiveness testing of the cash flow hedges:

		Three Months Ended		Nine Months Ended
(In millions)	Location of gain (loss) recognized	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Ineffective portion of cash flow hedges - Gain (Loss)	Revenues	$—	$—	$—	$—
Amount excluded from assessment of effective of cash flow hedges - Gain (Loss)	Cost of Revenues	$—	$—	$—	$(0.1)

Balance Sheet Hedging Activities

The Company also hedges balance sheet exposures from its various subsidiaries and business units where the U.S. dollar is the functional currency. The Company enters into foreign currency forward exchange contracts to minimize the short-term impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency. The foreign currency forward exchange contracts are short term in nature, typically with maturity of approximately one month, and are based on the net forecasted balance sheet exposure. These hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment and are not designated as hedging instruments under ASC 815. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings. Changes in the values of these hedging instruments are offset by changes in the values of foreign-currency-denominated assets and liabilities. Variations from the forecasted foreign currency assets or liabilities, coupled with a significant currency movement, may result in a material gain or loss if the hedges are not effectively offsetting the change in value of the foreign currency asset or liability. Other than foreign exchange hedging activities, the Company has no other free-standing or embedded derivative instruments.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

As of July 2, 2010, the Company had the following outstanding foreign currency forward contracts that 1) were entered into to hedge balance sheet exposures from its various foreign subsidiaries and business units and 2) were originally designated as cash flow hedges and were subsequently de-designated when the forecasted revenues were recognized:

(In millions)	Notional Value Sold	Notional Value Purchased
Australian dollar	$11.0	$—
British pound	—	17.4
Canadian dollar	4.6	—
Danish krone	—	1.8
Euro	128.7	1.3
Indian rupee	3.5	—
Japanese yen	93.2	—
Swedish krone	0.4	2.5
Swiss franc	—	43.0

Totals	$241.4	$66.0

The following table presents the gains (losses) recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward exchange contracts that are not designated as hedging instruments under ASC 815.

Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Net Earnings on Derivative
	Three Months Ended		Nine Months Ended
(In millions)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Selling, general and administrative expenses	$7.4	$(7.2)	$19.8	$5.0

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the remeasurement of monetary assets and liabilities denominated in certain currencies other than the U.S. dollar functional currency.

Contingent Features

Certain of the Company’s derivative instruments are subject to a master netting agreement which contains provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. The counterparty’s right of set-off is not limited to the derivative instruments and applies to other rights held by the counterparty. Pursuant to the master netting agreement, an event of default includes the Company’s failure to pay the counterparty under the derivative instruments, voluntary or involuntary bankruptcy, the Company’s failure to repay an aggregate of $25 million or more in debts, and deterioration of creditworthiness of the surviving entity when the Company merges or transfers its assets or liabilities to another entity. As of July 2, 2010 and October 2, 2009, the Company did not have significant outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

9. COMMITMENTS AND CONTINGENCIES

Commitments

In October 2008, VMS consummated an agreement with Varian, Inc. (“VI”), which became a wholly owned subsidiary of Agilent Technologies Inc. in May 2010, under which VI would surrender its sublease of a building containing approximately 210,000 square feet of floor space and the related leasehold interest for the land. The term of this sublease expires in the year 2056. This building, which is located adjacent to the Company’s corporate headquarters in Palo Alto, California, is intended to support the growth of the Company’s operations and its longer term objective of co-locating certain of its operations. Pursuant to this agreement, VI agreed to surrender the space in the building to the Company over a period which began in October 2008 and which ended in June 2010 and the Company agreed to pay VI an aggregate of $21 million in cash and assume the obligations of sublessor under a below-market rate sublease to a third party for a portion of the building. As of October 2, 2009, $5 million had been paid to VI pursuant to this agreement and the remaining $16 million, which was included in “Accrued expenses” in the Condensed Consolidated Balance Sheet, was payable in June 2010. During the quarter ended July 2, 2010, the Company made the final payment of $16 million to VI.

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

The Company spent $0.5 million and $0.2 million (net of amounts borne by VI and VSEA) during the three months ended July 2, 2010 and July 3, 2009, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs. The Company spent $0.9 million and $0.7 million (net of amounts borne by VI and VSEA) during the nine months ended July 2, 2010 and July 3, 2009, respectively, on such costs.

Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of July 2, 2010, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $2.8 million to $7.6 million. The time frames over which these cleanup project costs are estimated vary, ranging from 1 year up to 30 years as of July 2, 2010. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $2.8 million for these cleanup projects as of July 2, 2010. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.

The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of July 2, 2010, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in total from $6.8 million to $37.1 million. The time frames over which these costs are estimated to be incurred vary, ranging from 1 year to 30 years as of July 2, 2010. As to each of these facilities, management determined that a particular

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $15.1 million at July 2, 2010. Accordingly, the Company has accrued $11.1 million for these costs, which represents the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $2.8 million described in the preceding paragraph.

These amounts are only estimates of anticipated future costs. The amounts the Company will actually spend may be greater or less than these estimates, even as the Company believes the degree of uncertainty will narrow as cleanup activities progress. While the Company believes its reserve is adequate, as the scope of the Company’s obligations becomes more clearly defined, the Company may modify the reserves and charge or credit future earnings accordingly. Nevertheless, based on information currently known to management, and assuming VI and VSEA satisfy their indemnification obligations, management believes the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company in any one fiscal year.

The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. The Company recorded receivables from that insurer of $3.0 million at July 2, 2010 and $2.8 million at October 2, 2009, with the current portion included in “Prepaid expenses and other current assets” and the noncurrent portion included in “Other assets” in the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.

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

Acquisition-Related Commitments/Obligations

When the Company acquired ACCEL in January 2007, ACCEL was involved in a contract-related lawsuit, which the Company settled by agreeing to perform certain services for a fixed price contract (the “Fixed Price Contract”). As of October 2, 2009, the Company had a loss accrual of €7.6 million in relation to the Fixed Price Contract. In the first quarter of fiscal year 2010, the Company entered into a new contract (the “New Contract”) to perform certain services for a fixed price and the Company recorded a loss accrual of €0.9 million in connection with the New Contract. As of July 2, 2010, the balance of the loss accrual related to this contingency (the New Contract) was €0.4 million. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Consolidated Statement of Earnings in the periods these variances arise.

Other Matters

From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters both in and outside the United States, arising in the ordinary course of its business or otherwise. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving the Company, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

10. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Defined Benefit Plans
Service cost	$588	$498	$1,816	$1,492
Interest cost	1,169	1,225	3,650	3,610
Settlement gain	—	(448)	—	(448)
Expected return on plan assets	(1,156)	(1,283)	(3,605)	(3,767)
Amortization of prior service cost	37	37	111	111
Recognized actuarial loss	418	272	1,255	809

Net periodic benefit cost	$1,056	$301	$3,227	$1,807

Post-Retirement Benefit Plans
Interest cost	$79	$91	$237	$273
Amortization of transition amount	18	123	54	369
Amortization of prior service cost	1	1	3	3
Recognized actuarial (gain) loss	16	(8)	48	(24)

Net periodic benefit cost	$114	$207	$342	$621

The Company made contributions to the defined benefit plans of $4.4 million during the nine months ended July 2, 2010. The Company currently expects total contributions to the defined benefit plans for fiscal year 2010 will be approximately $5.5 million. The Company made contributions to the post-retirement benefit plans of $0.4 million during the nine months ended July 2, 2010. The Company currently expects total contributions to the post-retirement benefit plans for fiscal year 2010 will be approximately $0.5 million.

Because amounts related to retirement plans of Research Instruments, which is classified as a discontinued operation, were not material for any period presented, the Company has not segregated them from continuing operations in this note. See Note 16, “Discontinued Operations.”

11. INCOME TAXES

The Company’s effective tax rate on earnings from continuing operations was 29.2% for the three months ended July 2, 2010, compared to 16.5% in the same period of fiscal year 2009. For the nine months ended July 2, 2010, the Company’s effective tax rate on earnings from continuing operations was 31.8%, compared to 27.7% in the same period of fiscal year 2009. The increase in the Company’s effective tax rate for the three-month and nine-month periods ended July 2, 2010 from the year ago periods was primarily due to a greater benefit from discrete items in the earlier periods, which included a greater release of liabilities for uncertain tax positions as a result of settlements with taxing authorities and the expiration of the statutes of limitation in various jurisdictions.

The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes.

The Company’s unrecognized tax benefits decreased by $11.5 million during the nine-month period ended July 2, 2010, primarily because the Internal Revenue Service has consented to a tax accounting method change that the Company requested. Unrecognized tax benefits also decreased as a result of settlements with taxing authorities and the expiration of the statutes of limitation in various jurisdictions. The decrease is partially offset by the positions taken during the current and prior years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

12. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On November 17, 2008, VMS’s Board of Directors authorized the repurchase of 8,000,000 shares of VMS common stock from January 1, 2009 through December 31, 2009. On November 13, 2009, VMS’s Board of Directors authorized the repurchase of an additional 5,000,000 shares of VMS common stock from January 1, 2010 through December 31, 2010. During the nine months ended July 2, 2010, the Company paid $242.6 million to repurchase 4,950,000 shares of VMS common stock, of which $115.9 million was paid during the three months ended July 2, 2010 to repurchase 2,250,000 shares. All shares that have been repurchased have been retired. The November 17, 2008 authorization expired on December 31, 2009 with 6,050,000 shares available for repurchase. As of July 2, 2010, the Company could repurchase up to an additional 1,300,000 shares of VMS common stock under the November 13, 2009 authorization.

Comprehensive Earnings

The components of comprehensive earnings are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Net earnings	$85,494	$85,351	$255,383	$221,961
Other comprehensive income, net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of transition obligation included in net periodic benefit cost	11	76	33	227
Amortization of prior service cost included in net periodic benefit cost	34	33	100	99
Amortization of net actuarial loss included in net periodic benefit cost	330	192	992	570

	375	301	1,125	896
Unrealized gain on derivatives:
Increase (decrease) in unrealized gain	(434)	(822)	678	4,384
Reclassification adjustments	(769)	(1,503)	(1,189)	(3,590)

	(1,203)	(2,325)	(511)	794
Currency translation adjustment	(7,221)	3,513	(14,298)	(1,478)
Reclassification of foreign currency translation resulting from the sale of Research Instruments	—	—	—	(778)

	(7,221)	3,513	(14,298)	(2,256)
Other comprehensive income (loss)	(8,049)	1,489	(13,684)	(566)

Total comprehensive earnings	$77,445	$86,840	$241,699	$221,395

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

The table below summarizes the share-based compensation expense under ASC 718:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Cost of revenues - Product	$956	$1,106	$2,557	$3,232
Cost of revenues - Service contracts and other	638	1,066	1,815	3,115
Research and development	1,354	1,373	3,271	3,936
Selling, general and administrative	7,747	7,293	19,299	21,875
Taxes on earnings	(3,849)	(3,574)	(9,627)	(10,324)

Net decrease in net earnings	$6,846	$7,264	$17,315	$21,834

Increase (decrease) on:
Cash flows from operating activities (1)	$(3,506)	$(1,353)	$(8,972)	$(7,375)
Cash flows from financing activities (1)	$3,560	$1,353	$8,972	$7,375

(1)	Amounts represent excess tax benefits from share-based compensation.

During the three and nine months ended July 2, 2010, total share-based compensation expense recognized in earnings before taxes was $10.7 million and $26.9 million, respectively, and the total related recognized tax benefit was $3.8 million and $9.6 million, respectively. During the three and nine months ended July 3, 2009, total share-based compensation expense recognized in earnings before taxes was $10.8 million and $32.1 million, respectively, and the total related recognized tax benefit was $3.6 million and $10.3 million, respectively. Total share-based compensation expense capitalized as part of inventory for the three and nine months ended July 2, 2010 was $84,000 and $0.3 million, respectively. Total share-based compensation expense capitalized as part of inventory for the three and nine months ended July 3, 2009 was $0.4 million and $1.2 million, respectively.

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Employee Stock Option Plans
Expected term (in years)	4.73	—	4.72	4.57
Risk-free interest rate	2.0%	—	2.0%	1.8%
Expected volatility	37.3%	—	37.3%	39.2%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$18.28	—	$18.17	$13.00

In February 2010, VMS’s stockholders approved the 2010 Employee Stock Purchase Plan (the “2010 ESPP”), which provides eligible employees with an opportunity to purchase shares of VMS common stock at 85% of the lower of its fair market value at the start and end of a six-month purchase period. The 2010 ESPP provides for the purchase of up to 7 million shares of VMS common stock (including shares that were available for purchase under the prior Employee Stock Purchase Plan (the “Prior ESPP”) as of February 11, 2010, the date the 2010 ESPP became effective). In May 2009, as part of a broader set of cost control initiatives, VMS’s Board of Directors authorized the suspension of purchases under the Prior ESPP beginning in October 2009. Once the 2010 ESPP became effective, purchases could no longer be made under the Prior ESPP. No purchases have yet been made under the 2010 ESPP.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The option component of the Prior ESPP shares for the three and nine months ended July 3, 2009 was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Employee Stock Purchase Plan
Expected term (in years)	—	0.50	—	0.50
Risk-free interest rate	—	0.3%	—	0.4%
Expected volatility	—	37.9%	—	47.4%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	—	$7.79	—	$9.70

Activity under the Company’s employee stock plans is presented below:

		Options Outstanding
(In thousands, except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (3)
Balance at October 2, 2009	5,352	11,853	$40.59
Authorized	5,500
Granted (1)	(2,654)	1,113	52.59
Cancelled or expired (2)	204	(137)	51.13
Exercised	—	(1,560)	29.32

Balance at July 2, 2010	8,402	11,269	$43.21	4.8	$97,076

Exercisable at July 2, 2010		9,363	$42.23	4.6	$88,656

(1)	The difference between the number of shares granted listed in the column headed “Shares Available for Grant” and the number of shares granted listed in the column headed “Options Outstanding—Number of Shares” represents the awards of deferred stock units, restricted stock units and shares of restricted common stock. Awards other than stock options were counted against the shares available for grant limit as three shares for every one share awarded before February 16, 2007 and as 2.5 shares for every one awarded on February 16, 2007 and thereafter.
(2)	The difference between the number of cancelled or expired shares listed in the column headed “Shares Available for Grant” and the number of cancelled or expired shares listed in the column headed “Options Outstanding—Number of Shares” represents (a) the cancellation of shares of restricted common stock and restricted stock units due to employee terminations and (b) the cancellation of shares of restricted common stock that were tendered to VMS to satisfy employee tax withholding obligations upon vesting of restricted common stock.
(3)	The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $51.53 as of July 2, 2010, the last trading date of the third quarter of fiscal year 2010, and which would have been received by the option holders had all option holders exercised and sold their options as of that date.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

As of July 2, 2010, there was $24.0 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.9 years.

The activity for restricted stock, restricted stock units and deferred stock units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant- Date Fair Value
Balance at October 2, 2009	1,172	$42.89
Granted	617	52.70
Vested	(405)	44.70
Cancelled or expired	(17)	42.69

Balance at July 2, 2010	1,367	$46.79

As of July 2, 2010, unrecognized compensation expense totaling $51.1 million was related to restricted stock, restricted stock units and deferred stock units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.1 years.

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

The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Earnings from continuing operations	$91,944	$85,351	$261,833	$234,288
Loss from discontinued operations, net of taxes	(6,450)	—	(6,450)	(12,327)

Net earnings	$85,494	$85,351	$255,383	$221,961

Basic weighted average shares outstanding	122,072	124,237	122,871	123,961
Dilutive effect of potential common shares	2,439	754	1,660	937

Diluted weighted average shares outstanding	124,511	124,991	124,531	124,898

Net earnings (loss) per share - basic:
Continuing operations	$0.75	$0.69	$2.13	$1.89
Discontinued operations	(0.05)	—	(0.05)	(0.10)

Net earnings per share	$0.70	$0.69	$2.08	$1.79

Net earnings (loss) per share - diluted:
Continuing operations	$0.74	$0.68	$2.10	$1.88
Discontinued operations	(0.05)	—	(0.05)	(0.10)

Net earnings per share	$0.69	$0.68	$2.05	$1.78

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The Company excludes shares underlying stock options from the computation of diluted weighted average shares outstanding if the per share value, either the exercise price of the options or the sum of (a) the exercise price of the options and (b) the amount of the compensation cost attributed to future services and not yet recognized and (c) the amount of tax benefit or shortfall that would be recorded in additional paid-in capital when the award becomes deductible, is greater than the average market price of the shares, because the inclusion of the shares underlying these stock options would be antidilutive to earnings per share. Accordingly, stock options to purchase 1,326,128 shares and 8,325,171 shares at average exercise prices of $53.16 and $46.76, respectively, per share were excluded from the computation of diluted weighted average shares outstanding for the three months ended July 2, 2010 and July 3, 2009, respectively. Stock options to purchase 6,188,386 shares and 8,280,231 shares at average exercise prices of $51.27 and $46.82, respectively, per share were excluded from the computation of diluted weighted average shares outstanding for the nine months ended July 2, 2010 and July 3, 2009, respectively.

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

The following table summarizes selected operating results information for each business segment:

	Three Months Ended		Nine Months Ended
(In millions)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Revenues
Oncology Systems	$456	$428	$1,351	$1,271
X-ray Products	103	67	296	239

Total reportable segments	$559	$495	$1,647	$1,510
Other	20	15	58	62

Total company	$579	$510	$1,705	$1,572

Operating Earnings (Loss)
Oncology Systems	$113	$117	$335	$333
X-ray Products	26	15	72	57

Total reportable segments	$139	$132	$407	$390
Other	(7)	(14)	(26)	(14)
Corporate (1)	(2)	(16)	4	(53)

Total company	$130	$102	$385	$323

(1)	Corporate includes shared costs of legal, tax, accounting, human resources, real estate, insurance, information technology, treasury, finance and other management costs. Prior to fiscal year 2010, only a portion of the indirect and common costs was allocated to the Company’s businesses through the use of estimates. Beginning in fiscal year 2010, budgeted indirect and common costs included in Corporate are fully allocated to the Company’s businesses through the use of estimates. If the fiscal year 2010 corporate expense allocation method was applied in the three months ended July 3, 2009, operating earnings (loss) would have been $104 million for Oncology Systems, $11 million for X-ray Products, $(15) million for the “Other” category and $2 million for Corporate. If the fiscal year 2010 corporate expense allocation method was applied in the nine months ended July 3, 2009, operating earnings (loss) would have been $288 million for Oncology Systems, $48 million for X-ray Products, $(19) million for the “Other” category and $6 million for Corporate.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

16. DISCONTINUED OPERATIONS

In September 2008, the Company approved a plan to sell Research Instruments, which developed, manufactured and serviced highly customized scientific instrument components and systems for fundamental and applied physics research primarily for national research laboratories worldwide. Research Instruments was part of the January 2007 ACCEL acquisition and was previously included in the “Other” category in the Company’s Condensed Consolidated Financial Statements. The Company decided to sell Research Instruments in order to focus exclusively on the development of its Varian Particle Therapy business. In the second quarter of fiscal year 2009, the Company completed the sale of Research Instruments for total cash proceeds of $0.4 million. In connection with the sale of Research Instruments, the Company entered into a non-binding supply agreement with the buyer to supply certain inventory parts for the Varian Particle Therapy business. The supply agreement can be terminated by either party upon six months’ notice after December 31, 2011. The inventory purchases under this supply agreement are not expected to have a significant impact on the cash flows of Research Instruments.

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

For the three months ended July 2, 2010, the Company accrued an additional loss of $6.5 million related to the estimated costs to complete and settle two customer contracts, which were related to the sale of Research Instruments. These contracts had been accounted for under the percentage-of-completion method, under which revenues and costs of sales are adjusted to reflect changes in estimated costs to complete the contracts. The percentage-of-completion method involves considerable use of estimates. If the estimated loss to complete or settle the two remaining contracts increases, the variance will be recognized in the periods these variances arise. Including the additional loss recognized for the two contracts, total losses of Research Instruments for the three and nine months ended July 2, 2010 were both $6.5 million, less applicable income tax of zero. Total revenues of Research Instruments, reported in discontinued operations, for the three and nine months ended July 2, 2010, were $(3.8) million and $(3.6) million, respectively. The Company did not recognize any income or loss in discontinued operations for the three months ended July 3, 2009. Including an $8.1 million loss on disposal of Research Instruments, the loss reported in discontinued operations for nine months ended July 3, 2009 was $12.3 million, less applicable income tax of zero. Total revenues of Research Instruments, reported in discontinued operations, for the three and nine months ended July 3, 2009 were $0.2 million and $9.2 million, respectively.

17. SUBSEQUENT EVENT

On August 6, 2010, VMS’s Board of Directors authorized the repurchase of an additional 8,000,000 shares of VMS common stock from August 7, 2010 through September 30, 2011. Repurchases are expected to be made in accordance with Rule 10b-18 and include plans designed to satisfy the Rule 10b5-1 safe harbor. Shares will be retired upon repurchase.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of July 2, 2010 and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended July 2, 2010 and July 3, 2009 and the condensed consolidated statements of cash flows for the nine-month period ended July 2, 2010 and July 3, 2009. These interim financial statements are the responsibility of the Company’s management.

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
August 10, 2010

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

Overview

In the third quarter of fiscal year 2010, net orders increased 14% over the year-ago quarter primarily driven by demand for new products from our Oncology Systems and X-ray Products businesses, as well as continued growth in demand for our Oncology Systems service contracts. We saw double-digit growth in net orders in both the international region and North America, where net orders grew for the first time since the third quarter of fiscal year 2009. Growth in Oncology Systems, X-ray Products and the Security Inspection Products (“SIP”) business contributed to a 13% increase in revenues from continuing operations during the third quarter of fiscal year 2010 over the year-ago quarter. Gross margin increased 1.6 percentage points in the third quarter of fiscal year 2010 over the year-ago quarter due primarily to improvements in X-ray Products gross margin. In the third quarter of fiscal year 2010, operating earnings from continuing operations grew 28% over the year-ago quarter. With a higher effective tax rate, net earnings per diluted share from continuing operations grew 9% compared to the year-ago quarter.

Effective in the fourth quarter of fiscal year 2008, we classified the scientific research instruments business (“Research Instruments”) of ACCEL Instruments GmbH (“ACCEL”) (which subsequently changed its name to Varian Medical Systems Particle Therapy GmbH) as a discontinued operation. Research Instruments is classified as a discontinued operation for all periods presented in our Condensed Consolidated Statements of Earnings. Including a $0.05 loss from these discontinued operations, net earnings in the third quarter of fiscal year 2010 were $0.69 per diluted share. Unless otherwise stated, the discussion in this MD&A pertains to our continuing operations.

Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufacturers, sells and services hardware and software products for radiation treatment of cancer with conventional radiotherapy, IMRT, IGRT, VMAT (an advanced form of IMRT), stereotactic radiotherapy, stereotactic radiosurgery and brachytherapy.

In our view, the fundamental market forces that drive long-term growth in radiation therapy, stereotactic radiosurgery and brachytherapy are the rising cancer incidence; technology advances and product developments that are leading to improvements in patient care; customer demand for more advanced and effective cancer treatments, such as fixed field IMRT, IGRT, stereotactic radiosurgery, brachytherapy and VMAT; competitive conditions among hospitals and clinics to offer such advanced treatments; continued improvement in safety and cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments.

In the second quarter of fiscal year 2010, we introduced the TrueBeam™ system for image-guided radiotherapy and radiosurgery. This product line is a fully-integrated system designed from the ground up to treat a moving target with higher speed and accuracy. We have received orders for more than 60 TrueBeam systems since its introduction, with the majority of the orders coming from North America. Consistent with the historical pattern, we expect that Oncology Systems net orders will continue to experience regional fluctuations. We currently have 510(k) clearance to market the TrueBeam system in the United States and a Conformité Européene (“CE”) mark to market TrueBeam into countries that accept a CE mark. Also, a significant number, though less than half, of the TrueBeam orders were upgrades from other linear accelerators already in our backlog. We believe TrueBeam will be a valuable tool for clinicians in the fight against cancer and we expect it will stimulate stronger demand for our surgical products, as well as faster replacement of older systems in our installed base. Our ability to successfully introduce and commercialize new product lines, such as TrueBeam, without disrupting the ongoing demand for our existing product lines is important. Failure to do so may have a negative impact on revenues and net earnings.

In the third quarter of fiscal year 2010, Oncology Systems net orders grew 12% in North America and 9% in the international region, primarily due to increased demand for our linear accelerators, driven by demand for our new TrueBeam system, and to a lesser extent, demand for our new UNIQUE TM low-energy linear accelerator in the international region. Continued growth in demand for our service contracts also contributed to North American and international net order growth during the third quarter of fiscal year 2010. Consistent with weak North American net orders in fiscal year 2009, Oncology Systems North America revenues declined 8% in the third quarter of fiscal year 2010 from the year-ago quarter. International revenues, however, increased 22% in the same period. During the third quarter of fiscal year 2010, service contract revenues continued to grow over the year-ago quarter in both North America and the international region and were the primary contributor to total Oncology Systems revenue growth. Compared to the year-ago quarter, the strengthening of the U.S. dollar in the third quarter of fiscal year 2010 against certain currencies, particularly against the Euro, was offset by weakening of the U.S dollar against other foreign currencies such as the Japanese yen and the Australian dollar. Therefore, foreign currency fluctuations did not have a significant impact on our international revenues and net orders in the third quarter of fiscal year 2010 when measured in U.S. dollars.

Although Oncology Systems net orders grew in North America in the third quarter of fiscal year 2010 over the year-ago quarter, we believe the North American market for medical equipment remains uncertain as we cannot predict the strength and sustainability of an economic recovery in the United States. Our Oncology Systems business, historically, has felt the effects of market trends later than other sectors in the healthcare industry, such as diagnostic radiology, and we may experience the effects of any economic recovery later than others in the healthcare industry. We are also unable to determine the impact of the recently enacted Affordable Health Care for America Act on long-term growth or demand for our products and services. While the recent economic downturn has primarily affected our business in North America, other economic turmoil, such as the banking and currency instability in Greece and other European countries, may negatively affect our international business.

X-ray Products. Our X-ray Products business segment designs, manufactures and sells: (i) x-ray tubes for use in a range of applications, including computed tomography (“CT”) scanning, radiographic or fluoroscopic imaging, mammography, special procedures and industrial applications; and (ii) flat panel digital image detectors for filmless x-ray imaging. We continue to view the long-term fundamental growth driver for this business to be the ongoing success of key x-ray imaging original equipment manufacturers (“OEMs”) that incorporate our x-ray tube products and flat panel detectors into their medical diagnostic, dental, veterinary and industrial imaging systems.

In the third quarter of fiscal year 2010, we continued to see signs of a recovery in the global imaging equipment industry. Compared to a weak year ago quarter, X-ray Products revenues increased 52%, with growth from both the flat panel and the x-ray tube product lines. Increased demand for our flat panel products, and to a lesser extent, increased demand for our x-ray tube products, contributed to a 26% increase in net orders. In the third quarter of fiscal year 2010, lower quality costs for x-ray tube products, as well as product mix shift toward higher margin products, contributed to a 3.2 percentage-point improvement in X-ray Products gross margin over the year-ago quarter.

Our success in our X-ray Products business depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. Also, any effect on reimbursement for or access to diagnostic radiology as a result of the Affordable Health Care for America Act and similar state proposals will likely affect demand for our products.

Other. The “Other” category is comprised of the SIP business, the Varian Particle Therapy business, and the operations of the Ginzton Technology Center (“GTC”). (Please refer to Note 15, “Segment Information” to the Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q for further discussion.)

SIP designs, manufactures, sells and services Linatron® x-ray accelerators, imaging processing software and image detection products (including IntellXTM) for security and inspection. Use of this technology in security cargo screening and border protection is still in its early stages but we believe growth will be driven primarily by cargo screening and border protection needs. This business is heavily influenced by governmental policies on homeland security, political change and government budgets. Orders and revenues for our SIP products have been and may continue to be unpredictable as governmental agencies may place large orders in a short time period, and then may not place any orders for a long time period thereafter.

Our Varian Particle Therapy business designs, develops, manufactures and services products and systems for delivering proton therapy, another form of external beam radiotherapy using proton beams, for the treatment of cancer. Proton therapy is a preferred option for treating certain cancers, particularly tumors near critical structures such as the optic nerve and cancers in children. Although proton therapy has been in clinical use for more than four decades, it has not been widely deployed due to the higher cost per patient. Proton therapy facilities are large scale construction projects that are time consuming and involve significant customer investment and, often complex project financing. Consequently, this business is vulnerable to general economic and credit market conditions. Customer decision-making cycles tend to be very long and orders generally involve many contingencies. We are investing substantial resources to commercialize this technology and to build this new business. We currently have one proton therapy system being commissioned at a customer facility in Munich, Germany.

GTC, our scientific research facility, continues to invest in developing technologies that enhance our current businesses or may lead to new business areas, including next generation digital x-ray imaging technology, volumetric and functional imaging, and improved x-ray sources and technology for security and cargo screening applications.

In the third quarter of fiscal year 2010, net orders and revenues in the “Other” category increased from the year-ago quarter primarily due to the net order and revenue increases for SIP internationally. In North America, SIP revenues continued to be negatively impacted by customer-requested delays in product deliveries and SIP net orders continued to be negatively impacted by bid award challenges among competitors for a large government project. We believe SIP will continue to face challenging conditions in the short term. In the Varian Particle Therapy business, Skandion Kliniken announced the award of the re-tender for its proton therapy facility to a competitor in July 2010 and we, along with another bidder, are currently challenging such award. This matter is discussed in more detail in this MD&A under “Net Orders.”

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

At the beginning of its second quarter of fiscal year 2010, we elected to early adopt the amended software revenue guidance and amended multiple deliverable revenue arrangement guidance on a prospective basis as of the beginning of fiscal year 2010 and have applied the amended guidance for revenue arrangements originating or materially modified after October 2, 2009. Under the amended guidance, the allocation of consideration in a multiple element arrangement is affected by the determination of whether any software deliverables that function together with other hardware components to deliver the hardware products’ essential functionality is considered as non-software products for purpose of revenue recognition. The allocation of consideration to each non-software deliverable is based on the assumptions we use to establish its selling price, which are based on vendor-specific objective evidence (“VSOE”) of selling price, if it exists, otherwise, third-party evidence of selling price, if it exists, and if not on estimated selling prices. In addition, the allocation of consideration to each software deliverable in a multiple element arrangement is affected by our judgment as to whether VSOE of its fair value exists in these arrangements.

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

The expected term is based on the observed and expected time to post-vesting exercise and post-vesting cancellations of stock options by our employees. We determined the expected term of stock options based on the demographic grouping of employees and retirement eligibility. We used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption. Blended volatility represents the weighted average of implied volatility and historical volatility. Implied volatility is derived based on traded options on VMS common stock. Implied volatility is weighted in the calculation of blended volatility based on the ratio of the term of the exchange-traded options to the expected terms of the employee stock options. Historical volatility represents the remainder of the weighting. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options on VMS common stock is reflective of market conditions and is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. In determining the extent of use of implied volatility, we considered: (i) the volume of market activity of traded options; (ii) the ability to reasonably match the input variables of traded options to those of stock options granted by us, including the date of grant; (iii) the similarity of the exercise prices; and (iv) the length of term of traded options. After considering the above factors, we determined that we could not rely exclusively on implied volatility based on the fact that the term of VMS exchange-traded options is less than one year and that it is different from the expected terms of the stock options we grant. Therefore, we believe a combination of the historical volatility over the expected terms of the stock options we granted and the implied volatility of exchange-traded options best reflects the expected volatility of VMS common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of no dividend payouts. If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

In accordance with Accounting Standard Codification (“ASC”) 350, we evaluate goodwill for impairment at least annually or whenever an event occurs or circumstances changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. We determine the fair value of our reporting units based on the present value of estimated future cash flows of the reporting units. If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Based on the most recent annual goodwill impairment testing that we performed in the fourth quarter of fiscal year 2009 for each of our four reporting units with goodwill (Oncology Systems, X-ray Products, SIP and Varian Particle Therapy), the fair value of each such reporting unit was substantially in excess of its carrying value. We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal years or more frequently if indicators of potential impairment arise.

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

The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return on those assets. The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rates used for defined benefit plans in all countries are based primarily on the yields of a universe of high quality corporate bonds in each country or the spot rate of high quality AA-rated corporate bonds, with durations corresponding to the expected durations of the benefit obligations. In countries where the corporate bond market is not sufficiently representative of the time period at longer durations, the discount rate also takes into account the yield of long-term government bonds corresponding to the duration of the benefit obligations and the difference between the yield curve on high quality corporate fixed-income investments and government fixed-income investments. A change in the discount rate will cause the present value of benefit obligations to change in the opposite direction.

Valuation of Derivative Instruments

We use foreign currency forward contracts to reduce the effects of currency fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value (see Note 3, “Fair Value Measurements” to the Condensed Consolidated Financial Statements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value. The fair value of foreign currency forward contracts are calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The following values are interpolated from commonly quoted broker services: forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which have maturity terms of less than 12 months, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty (for net asset) or our discount rate (for net liability). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact to the valuation of our derivative instruments, as well as on our result of operations.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2010 is the 52-week period ending October 1, 2010, and fiscal year 2009 was the 53-week period ended on October 2, 2009. The fiscal quarters ended July 2, 2010 and July 3, 2009 were both 13-week periods.

Discussion of Financial Data for the Third Quarter and First Nine Months of Fiscal Year 2010 Compared to the Third Quarter and First Nine Months of Fiscal Year 2009

Total Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 2, 2010	July 3, 2009	Percent Change	July 2, 2010	July 3, 2009	Percent Change
Product	$440.8	$396.8	11%	$1,305.4	$1,248.3	5%
Service Contracts and Other	137.2	113.0	21%	399.1	323.8	23%

Total Revenues	$578.0	$509.8	13%	$1,704.5	$1,572.1	8%

Product as a percentage of total revenues	76%	78%		77%	79%
Service Contracts and Other as a percentage of total revenues	24%	22%		23%	21%

Revenues by region

North America	$242.4	$248.9	(3%)	$725.2	$802.0	(10%)

Europe	175.9	143.6	22%	538.2	420.1	28%
Asia	142.5	98.6	45%	386.0	303.3	27%
Rest of world	17.2	18.7	(8%)	55.1	46.7	18%
Total International (1)	335.6	260.9	29%	979.3	770.1	27%

Total	$578.0	$509.8	13%	$1,704.5	$1,572.1	8%

North America as a percentage of total revenues	42%	49%		43%	51%
International as a percentage of total revenues	58%	51%		57%	49%

(1)	We consider international revenues to be revenues outside of North America.

Increased total revenues in the third quarter of fiscal year 2010 over the year-ago period resulted from revenue growth in Oncology Systems, X-ray Products and, to a lesser extent, SIP and Varian Particle Therapy. For the first nine months of fiscal year 2010, the increase in revenues was due to revenue growth in Oncology Systems, X-ray Products and, to a lesser extent, Varian Particle Therapy, partially offset by a decrease in SIP revenues. The increase in product revenues in the third quarter of fiscal year 2010 over the year-ago quarter was due to increases in X-ray Products, Oncology Systems and SIP, whereas product revenue growth for the first nine months of fiscal year 2010 over the year-ago period was due to increases in Oncology Systems and X-ray Products, partially offset by a decrease in SIP. The increases in service contracts and other revenues in the third quarter and first nine months of 2010 were primarily driven by an increase in Oncology Systems service contract revenues and, to a lesser extent, an increase in Varian Particle Therapy service revenues.

North American revenues decreased in the third quarter and the first nine months of fiscal year 2010 over the respective year-ago periods primarily due to a decrease in Oncology Systems North American revenues and, to a lesser extent, decreases in SIP North American revenues, partially offset by an increase in X-ray Products North American revenues. International revenues increased in the third quarter and the first nine months of fiscal year 2010 over the year-ago quarter, primarily due to increases in international revenues in Oncology Systems and X-ray Products and, to a lesser extent, SIP and Varian Particle Therapy.

Overall, the U.S. dollar was weaker against foreign currencies in the first nine months of fiscal year 2010 compared to the year-ago period, which favorably affected our international revenues when measured in U.S. dollars. Compared to the year-ago quarter, the strengthening of the U.S. dollar in the third quarter of fiscal year 2010 against certain currencies, particularly against the Euro, was offset by weakening of the U.S dollar against other foreign currencies such as the Japanese yen and the Australian dollar. Therefore, foreign currency fluctuations did not have a significant impact on our international revenues in the third quarter of fiscal year 2010 when measured in U.S. dollars.

Oncology Systems Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 2, 2010	July 3, 2009	Percent Change	July 2, 2010	July 3, 2009	Percent Change
Product	$323.7	$318.2	2%	$969.7	$956.0	1%
Service Contracts (1)	132.2	110.0	20%	380.8	315.0	21%

Total Oncology Systems revenues	$455.9	$428.2	6%	$1,350.5	$1,271.0	6%

Product as a percentage of total Oncology Systems revenues	71%	74%		72%	75%

Service Contracts as a percentage of Oncology Systems revenues	29%	26%		28%	25%

Oncology Systems revenues as a percentage of total revenues	79%	84%		79%	81%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. This excludes revenues from spare parts sold by our service department.

For the third quarter and the first nine months of fiscal year 2010, the increases in Oncology Systems product revenues over the respective year-ago periods were due to increased international product revenues that were significantly offset by decreases in North American Oncology Systems product revenues. The overall increases in Oncology Systems product revenues for the quarter and for the year-to-date period were driven by increased revenues from sales of our software products, partially offset by decreased revenues from sales of our linear accelerators. The increases in service contract revenues, which occurred both internationally and in North America region, in the third quarter and the first nine months of fiscal year 2010 over the respective year-ago periods were primarily driven by increased customer adoption of service contracts as our products become more sophisticated and by increased number of customers as the installed base of our products continues to grow. Overall, the U.S. dollar was weaker against foreign currencies in the first nine months of fiscal year 2010 compared to the year-ago period, which favorably affected our international revenues when measured in U.S. dollars. Currency fluctuations did not have a significant impact on revenues in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009.

Revenues by region	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 2, 2010	July 3, 2009	Percent Change	July 2, 2010	July 3, 2009	Percent Change
North America	$207.1	$224.1	(8%)	$619.8	$698.6	(11%)

Europe	139.7	127.0	10%	445.2	353.5	26%
Asia	94.6	60.8	55%	235.4	178.9	32%

Rest of world	14.5	16.3	(11%)	50.1	40.0	25%

Total International	248.8	204.1	22%	730.7	572.4	28%

Total Oncology Systems Revenues	$455.9	$428.2	6%	$1,350.5	$1,271.0	6%

North America as a percentage of Oncology Systems revenues	45%	52%		46%	55%

International as a percentage of Oncology Systems revenues	55%	48%		54%	45%

The international region drove the growth in Oncology Systems revenues in the third quarter and the first nine months of fiscal year 2010 over the respective year-ago periods, representing more than half of total Oncology Systems revenues for each of those periods.

For the third quarter and the first nine months of fiscal year 2010 as compared to their respective year-ago periods, international Oncology Systems revenues increased due to higher product revenue driven by increased demand across most product lines, as well as increases in service contracts. Overall, the U.S. dollar was weaker against foreign currencies in the first nine months of fiscal year 2010 compared to the year-ago period, which favorably affected our international revenues when measured in U.S. dollars. Currency fluctuation did not have a significant impact on international revenues in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009.

In the third quarter and first nine months of fiscal year 2010, North American revenues declined compared to the respective year-ago periods. North American product revenues decreased in the third quarter and the first nine months of fiscal year 2010 over the respective year-ago periods, although the decrease was partially offset by increased service contract revenues in the third quarter and the first nine months of fiscal year 2010. The decrease in North American revenues represented decreased demand in North America across most product lines.

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

X-ray Products Revenues

Revenues by region	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 2, 2010	July 3, 2009	Percent Change	July 2, 2010	July 3, 2009	Percent Change
North America	$32.1	$19.5	65%	$93.8	$78.4	20%

Europe	19.7	9.6	106%	49.1	34.4	43%
Asia	47.8	35.9	33%	148.0	119.7	24%

Rest of world	2.7	2.2	16%	5.0	6.6	(25%)

Total International	70.2	47.7	47%	202.1	160.7	26%

Total X-ray Products Revenues	$102.3	$67.2	52%	$295.9	$239.1	24%

North America as a percentage of X-ray Products revenues	31%	29%		32%	33%

International as a percentage of X-ray Products revenues	69%	71%		68%	67%

X-ray Products revenues as a percentage of total revenues	18%	13%		17%	15%

Both the North American and international regions contributed to the growth in X-ray Products revenues in the third quarter and the first nine months of fiscal year 2010 over the respective year-ago periods.

The increase in international revenues in the third quarter of fiscal year 2010 over the year-ago quarter was primarily due to increased revenues from sales of our x-ray tube products and our flat panel products, including our radiographic flat panels, in all international regions. The increase in international revenues in the first nine months of fiscal year 2010 over the year-ago period was primarily due to increased revenues from sales of our flat panel products in Europe and Asia and increased revenues from sales of our x-ray tube products in Asia.

The increase in North American revenues for the third quarter of fiscal year 2010 over the year-ago quarter was primarily due to increased revenues from sales of our flat panel products, including our radiographic flat panels, and to a lesser extent, an increase in revenues from sales of our x-ray tube products. For the first nine months of fiscal year 2010, the increase in revenues over the year-ago period from sales of our flat panel products was partially offset by the revenue decline in x-ray tube products.

Other Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 2, 2010	July 3, 2009	Percent Change	July 2, 2010	July 3, 2009	Percent Change
Product	$14.9	$11.4	30%	$39.9	$53.3	(25%)
Service Contracts	4.9	3.0	63%	18.2	8.7	108%

Total Other revenues	$19.8	$14.4	37%	$58.1	$62.0	(6%)

Other revenues as a percentage of total revenues	3%	3%		4%	4%

Revenues in our “Other” category, which is comprised of SIP, Varian Particle Therapy and GTC, increased in the third quarter fiscal year 2010 over the third quarter of fiscal year 2009 primarily due to an increase in SIP product revenues from sales of our Linatron products in the international region, as well as higher service revenues from Varian Particle Therapy related to the commissioning of a proton therapy system. In the third quarter of fiscal year 2010, North American SIP revenues continued to be negatively impacted by customer-requested delays in product deliveries. For the first nine months of fiscal year 2010, revenues in the “Other” category decreased from the year-ago period primarily due to a decrease in SIP product revenues, partially offset by higher service revenues from Varian Particle Therapy related to the commissioning of a proton therapy system.

Gross Margin

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 2, 2010	July 3, 2009	Percent Change	July 2, 2010	July 3, 2009	Percent Change
Dollar by segment
Oncology Systems	$205.8	$194.2	6%	$615.7	$563.7	9%
X-ray Products	41.2	24.9	65%	118.1	94.3	25%
Other	7.4	(2.9)	(364%)	15.6	17.6	(11%)

Gross margin	$254.4	$216.2	18%	$749.4	$675.6	11%

Percentage by segment
Oncology Systems	45.1%	45.4%		45.6%	44.4%
X-ray Products	40.3%	37.1%		40.0%	39.5%
Total Company	44.0%	42.4%		44.0%	43.0%

For the third quarter of fiscal year 2010, total company gross margin percentage increased compared to the third quarter of fiscal year 2009 primarily due to increases in X-ray Products and SIP gross margins, partially offset by a decrease in Oncology Systems gross margin. Total Company gross margin percentage for the first nine months of fiscal year 2010 increased over the first nine months of fiscal year 2009, primarily due to increases in Oncology Systems and X-ray Products gross margins, partially offset by a decline in SIP gross margin.

Oncology Systems gross margin percentage decreased 0.3 percentage points in the third quarter of fiscal year 2010 over the third quarter of fiscal year 2009 primarily due to decreases in both product and service gross margins. For the third quarter of fiscal year 2010, Oncology Systems product gross margin decreased to 43.7% from 44.1% in the third quarter of fiscal year 2009, primarily due to the geographic mix shift towards a higher proportion of international revenues, which typically have lower margins than revenues from North America, partially offset by a product mix shift toward a greater proportion of higher margin software products. For the third quarter of fiscal year 2010, Oncology Systems service contract gross margin decreased to 48.6% from 49.0% in the third quarter of fiscal year 2009 primarily due to increased activities to support software service contracts.

For the first nine months of fiscal year 2010, Oncology Systems gross margin percentage increased 1.2 percentage points, primarily due to an increase in service gross margin and, to a lesser extent, an increase in product gross margin. For the first nine months of fiscal year 2010, Oncology Systems service contract gross margin increased to 50.7% from 47.3% in the first nine months of fiscal year 2009 mainly due to higher service contract volume, cost control initiatives and lower quality costs.

For the first nine months of fiscal year 2010, Oncology Systems product gross margin increased to 43.6% from 43.4% in the first nine months of fiscal year 2009, primarily due to a product mix shift toward higher margin software products, partially offset by the geographic mix shift towards a higher proportion of international revenues. Overall, the U.S. dollar was weaker against foreign currencies in the first nine months of fiscal year 2010 compared to the same period of fiscal year 2009, which favorably affected our international revenues when measured in U.S. dollars, also contributed to the increase in our Oncology Systems product and service gross margins.

For the third quarter of fiscal year 2010, X-ray Products gross margin percentage increased from the third quarter of fiscal year 2009 primarily due to lower quality costs for x-ray tube products, as well as product mix shift toward higher margin products. For the first nine months of fiscal year 2010, X-ray Products gross margin percentage increased from the year-ago period primarily due to product mix shift toward higher margin products.

Research and Development

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 2, 2010	July 3, 2009	Percent Change	July 2, 2010	July 3, 2009	Percent Change
Research and development	$38.9	$35.3	10%	$116.2	$109.3	6%
As a percentage of total revenues	6.7%	6.9%		6.8%	7.0%

The $3.6 million increase in research and development expense for the third quarter of fiscal year 2010 over the third quarter of fiscal year 2009 was driven by increased expenses of $1.5 million in X-ray Products, 1.5 million in the “Other” category and $0.6 million in Oncology Systems. The $1.5 million increase in X-ray Products was mainly due to higher expenses for development projects for x-ray tubes. The $1.5 million increase in the “Other” category was primarily attributable to higher expenses for development projects in SIP. The $0.6 million increase in Oncology Systems was primarily due to an increase in material costs and consulting expenses for product development.

The $6.9 million increase in research and development expense for the first nine months of fiscal year 2010 over the first nine months of fiscal year 2009 was driven by increased expenses of $4.0 million in the “Other” category and $3.4 million in Oncology Systems, partially offset by a decrease of $0.5 million in X-ray Products. The $4.0 million increase in the “Other” category was primarily due to higher expenses for development projects in Varian Particle Therapy. The $3.4 million increase in Oncology Systems was primarily attributable to a $2.0 million unfavorable currency translation impact, as foreign-currency-denominated research and development expenses for Oncology Systems were translated into generally weaker U.S. dollars in the first nine months of fiscal year 2010 compared to the year-ago period, as well as an increase in material costs and consulting expenses for product development. The $0.5 million decrease in X-ray Products was mainly due to lower development expenses for flat panel products.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 2, 2010	July 3, 2009	Percent Change	July 2, 2010	July 3, 2009	Percent Change
Selling, general and administrative	$84.7	$78.4	8%	$247.8	$242.8	2%
As a percentage of total revenues	14.7%	15.4%		14.5%	15.4%

The $6.3 million increase in selling, general and administrative expenses for the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009 was primarily attributable to: (a) a $3.0 million net increase in employee-related costs and headcount to support our growing business activities; (b) a $1.5 million decrease in net gain from hedging balance sheet exposures from our various foreign subsidiaries and business units; and (c) a $1.3 million net increase in expenses associated with growth in our Oncology Systems revenues that were primarily related to certain commission arrangements and product promotions.

The $5.0 million increase in selling, general and administrative expenses for the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009 was primarily attributable to: (a) a $3.6 million net increase in expenses associated with growth in our Oncology Systems revenues that were primarily related to certain commission arrangements and product promotions; (b) an expense of $3.1 million related to a reduction in force that occurred in October 2009; (c) a net loss of $0.4 million in the 2010 period, compared to a net gain of $2.4 million in the 2009 period, recognized from hedging balance sheet exposures from our various foreign subsidiaries and business units; (d) unfavorable foreign currency impact of $1.5 million as the foreign currency denominated selling, general and administrative expense of our foreign operations were translated into generally weaker U.S. dollars in the first nine months of fiscal year 2010 compared to the year-ago period; and (e) a $1.4 million increase in depreciation expenses for our enterprise resource planning system that was placed in service in the second quarter of fiscal year 2009. These increases were partially offset by: (i) a decrease in information technology expenses of $4.8 million primarily due to the completion of the implementation of our enterprise resource planning system in the second quarter of fiscal year 2009; (ii) a $2.6 million gain recognized as a result of the resolution of a contingency; and (iii) a $2.3 million net decrease in employee-related costs due to cost control initiatives.

Interest Income (Expense), Net

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 2, 2010	July 3, 2009	Percent Change	July 2, 2010	July 3, 2009	Percent Change
Interest income (expense), net	$(0.8)	$(0.2)	251%	$(1.5)	$0.8	(297%)

The net increases in interest expense in the third quarter and the first nine months of fiscal year 2010 compared to the third quarter and the first nine months of fiscal year 2009, respectively, were primarily due to the lower average interest rates earned on our cash and cash equivalents in the fiscal year 2010 periods.

Taxes on Earnings

	Three Months Ended			Nine Months Ended
	July 2, 2010	July 3, 2009	Change	July 2, 2010	July 3, 2009	Change
Effective tax rate	29.2%	16.5%	12.7%	31.8%	27.7%	4.1%

The increases in our effective tax rate for the three months and nine months periods ended July 2, 2010 from the year-ago periods were primarily due to a greater benefit from discrete items in the year-ago period, both of which included a greater release of liabilities for uncertain tax positions as a result of settlements with taxing authorities and the expiration of the statutes of limitation in various jurisdictions.

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

Net Earnings Per Diluted Share

	Three Months Ended			Nine Months Ended
	July 2, 2010	July 3, 2009	Percent Change	July 2, 2010	July 3, 2009	Percent Change
Net earnings per diluted share	$0.74	$0.68	9%	$2.10	$1.88	12%

The increase in earnings per diluted share in the third quarter and the nine months of fiscal year 2010 over the third quarter and the nine months of fiscal year 2009 resulted from (i) an increase in total revenues, (ii) an improvement in gross margin, and (iii) a decrease in our operating expenses as a percent of revenues partially offset by an increase in effective tax rate.

Net Orders

Total Net Orders (by segment and region)	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 2, 2010	July 3, 2009	Percent Change	July 2, 2010	July 3, 2009	Percent Change
Oncology Systems:
North America	$245.4	$219.2	12%	$635.4	$666.5	(5%)

Total International	261.2	240.1	9%	783.9	654.6	20%

Total Oncology Systems	$506.6	$459.3	10%	$1,419.3	$1,321.1	7%

X-ray Products:
North America	$39.2	$31.7	24%	$85.5	$85.3	0%

Total International	64.0	50.5	27%	221.4	156.8	41%

Total X-ray Products	$103.2	$82.2	26%	$306.9	$242.1	27%

Other:	$19.5	$8.3	135%	$(8.1)	$62.1	(113%)

Total Net Orders:	$629.3	$549.8	14%	$1,718.1	$1,625.3	6%

Net orders in the third quarter of fiscal year 2010 increased compared to the third quarter of fiscal year 2009 primarily due to the increase in net orders from Oncology Systems, X-ray Products and SIP. Total net orders for the first nine months of fiscal year 2010 increased 6% from the year-ago period with net order increases from Oncology Systems and X-ray Products partially offset by net order decreases from Varian Particle Therapy, which included the reversal of a $62 million proton therapy system order from Skandion Kliniken (as described further below) and SIP. When measured in constant currency, total net orders increased 15% for the third quarter of fiscal year 2010 and increased 3% for the first nine months of fiscal year 2010.

In the third quarter of fiscal year 2010, total Oncology Systems net orders increased 10%, or 11% on a constant currency basis, over the third quarter of fiscal year 2009. For the first nine months of fiscal year 2010, Oncology Systems net orders increased 7%, or 5% on a constant currency basis, over the first nine months of fiscal year 2009.

Following quarterly net order declines against the applicable prior-year quarters beginning in the third quarter of fiscal year 2009, Oncology Systems North American net orders reported a 12% increase in the third quarter of fiscal year 2010 over the third quarter of fiscal year 2009. Increased demand for our linear accelerators, driven by the new TrueBeam system, as well as increased demand for our service contracts, including software service agreements, were the primarily contributors to the Oncology Systems North American net order increase in the third quarter of fiscal year 2010 over the year-ago quarter. For the first nine months of fiscal year 2010, Oncology Systems North American net orders decreased 5% compared to the year-ago period primarily due to decreases in net orders for most of our Oncology Systems products partially offset by an increase in demand for our service contracts.

Oncology Systems international net orders increased 9% in the third quarter of fiscal year 2010 and 20% in the first nine months of fiscal year 2010 over the respective year-ago periods. The growth in Oncology Systems international net orders for the third of fiscal year 2010 was primarily due to increased demand for our linear accelerators, including the new TrueBeam system, and the new UNIQUE low-energy linear accelerator, in Europe and Asia as well as growth in demand for our service contracts in all international regions. For the year-to-date period, the growth in Oncology Systems international net orders was primarily due to increased demand for our linear accelerators and our software products, as well as growth in demand for our service contracts, in all international regions. When measured in constant currency, Oncology Systems international net orders increased 10% for the third quarter of fiscal year 2010 and 15% for the first nine months of fiscal year 2010.

The trailing 12 months growth in net orders for Oncology Systems at the end of the third quarter of fiscal year 2010 and at the end of the previous three fiscal quarters were: a 3% total increase, with a 10% decrease in North America and an 18% increase for the international region, as of July 2, 2010; flat for total net orders, with a 14% decrease in North America and an 18% increase for the international region, as of April 2, 2010; a 1% total decrease, with an 11% decrease in North America and an 11% increase for the international region, as of January 1, 2010; and a 1% total increase, with a 7% decrease in North America and an 11% increase for the international region, as of October 2, 2009. Consistent with the historical pattern, we expect that Oncology Systems net orders will continue to experience regional fluctuations.

Net orders for X-ray Products grew 26% in the third quarter of fiscal year 2010 over the third quarter of fiscal year 2009, primarily due to increased demand for flat panel products, especially our radiographic flat panels, in North America, Europe and Asia, and to a lesser extent, increased demand for our x-ray tubes in all international regions. Net orders for X-ray Products grew 27% in the first nine months of fiscal year 2010 over the first nine months of fiscal year 2009, primarily due to increased demand for flat panel products, especially our radiographic flat panels, in North America, Europe and Asia, as well as increased demand for our x-ray tubes products in Asia.

The increase in net orders in the “Other” category in the third quarter of fiscal year 2010 from the third quarter of fiscal year 2009 was primarily due to the increase in net orders for SIP products in the international region. In North America, SIP net orders continued to be negatively impacted by bid award challenges among competitors for a large government project. We believe SIP will continue to face challenging conditions in the short term. Net orders in the “Other” category declined $70 million for the first nine months of fiscal year 2010 over the year-ago period primarily due to the cancellation of a $62 million proton therapy system order from Skandion Kliniken and, to a lesser extent, a decrease in SIP net orders from in the year-ago period. We booked the order from Skandion Kliniken in the fourth quarter of fiscal year 2009 when Skandion Kliniken awarded us a contract to deliver and install a proton therapy system in Sweden following a public tender process, which was subsequently challenged by a competitor. After the Swedish court ruled in December 2009 that the tender should be recommenced, Skandion Kliniken cancelled the award with us in January 2010. In accordance with our order booking policy, we removed this order from our backlog in the first quarter of fiscal year 2010. In July 2010, Skandion Kliniken announced the award of the re-tender for its proton therapy facility to a competitor and we, along with another bidder, are currently challenging this award. For our Varian Particle Therapy business, we recognize orders when construction of the related proton therapy treatment center is reasonably expected to start within two years. Also, we only recognize orders for Varian Particle Therapy products with contingencies if we deem the contingencies perfunctory or if we publicly disclose the existence and nature of material contingencies. However, orders will not be recognized if there are major financing contingencies or customer board approval contingencies pending.

Our net orders have been and may continue to be impacted by the effects of the recent economic downturn and by uncertainty created by healthcare reform in the United States. If hospital budgets return to more normal levels and as there is greater clarity on the impact of the Affordable Health Care for America Act, we could experience a temporary increase in orders due to pent-up demand of customers, which in turn could increase the volatility of our orders and revenues. Orders in any period may not be directly correlated to the level of revenues in any particular future quarter or period since the timing of revenue recognition will vary significantly based on the delivery requirements of individual orders, acceptance schedules and the readiness of individual customer sites for installation of our products. Moreover, certain types of orders, such as software products or newly introduced products in our Oncology Systems segment, typically take more time from order to completion of installation and acceptance.

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

For the three months ended July 2, 2010, we accrued an additional loss of $6.5 million related to the estimated costs to complete and settle two customer contracts, which were related to the sale of Research Instruments. These contracts had been accounted for under the percentage-of-completion method, under which revenues and costs of sales are adjusted to reflect changes in estimated costs to complete the contracts. The percentage-of-completion method involves considerable use of estimates. If the estimated loss to complete or settle the two remaining contracts increases, the variance will be recognized in the periods these variances arise. Including the additional loss recognized for the two contracts, total losses of Research Instruments for the third quarter and the first nine months of fiscal year 2010 were both $6.5 million, less applicable income tax of zero. Total revenues reported in discontinued operations for the third quarter and the first nine months of fiscal year 2010, were $(3.8) million and $(3.6) million, respectively. We had no income or loss in discontinued operations for the third quarter of fiscal year 2009. Including an $8.1 million loss on disposal of Research Instruments, the loss reported in discontinued operations the first nine months of fiscal year 2009 was $12.3 million, less applicable income tax of zero. Total revenues reported in discontinued operations for the third quarter and the first nine months of fiscal year 2009 were $0.2 million and $9.2 million, respectively. See Note 16, “Discontinued Operations” to the Condensed Consolidated Financial Statements for a detailed discussion.

Backlog

At July 2, 2010, our backlog was $2.1 billion, which was an increase of 7% over the backlog at July 3, 2009. Our Oncology Systems backlog at July 2, 2010 was 6% higher than the backlog at July 3, 2009, which reflects a 13% increase for the international region and a 2% increase for North America.

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

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

(In millions)	July 2, 2010	October 2, 2009	Increase/ (Decrease)
Cash and cash equivalents	$588	$554	$34

Our cash and cash equivalents increased $34 million from $554 million at October 2, 2009 to $588 million at July 2, 2010. The increase in cash and cash equivalents in the first nine months of fiscal year 2010 was due primarily to $293 million of cash generated from operating activities, $46 million of cash provided by stock option exercises and $9 million of cash provided by the excess tax benefits from share-based compensation. These increases were partially offset by $243 million used for the repurchase of VMS common stock, $50 million of capital expenditures, $9 million used for repaying bank borrowings, $7 million for tendered VMS common stock used to satisfy employee tax withholding requirements upon vesting of restricted common stock and restricted stock units and $4 million used for net repayment under our credit facility, which is described below. In addition, foreign currency exchange rate changes in the first nine months of fiscal year 2010 increased cash and cash equivalents by $6 million.

At July 2, 2010, we had approximately $82 million, or 14%, of total cash and cash equivalents in the United States. Approximately $506 million, or 86%, of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of July 2, 2010, most of our cash and cash equivalents that were held abroad were in U.S. dollars. Because our cash levels in the United States are relatively low, we have used our credit facility to meet our U.S. cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facility may be used for working capital, capital expenditures, acquisitions and other corporate purposes.

Cash Flows

	Nine Months Ended
(In millions)	July 2, 2010	July 3, 2009
Net cash flow provided by (used in):
Operating activities	$293	$189
Investing activities	(56)	(63)
Financing activities	(209)	(58)
Effects of exchange rate changes on cash and cash equivalents	6	7

Net increase in cash and cash equivalents	$34	$75

Our primary cash inflows and outflows for the first nine months of fiscal year 2010, as compared to the first nine months of fiscal year 2009, were as follows:

•	In the first nine months of fiscal year 2010, we generated net cash from operating activities of $293 million, compared to $189 million for the first nine months of fiscal year 2009.

The $104 million increase in net cash from operating activities during the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009 was driven primarily by a net change of $77 million in operating assets and liabilities (working capital items) and an increase of $33 million in net earnings, partially offset by a decrease of $6 million in non-cash items.

The major contributors to the net change in working capital items in the first nine months of fiscal year 2010 were inventories, advance payments from customers, accounts receivable, accrued liabilities and prepaid expenses and other current assets as follows:

•

Inventories increased by $81 million primarily due to increased inventories in Oncology Systems and X-ray Products in anticipation of customer demand for products in the fourth quarter of fiscal year 2010.

•

Advance payments from customers increased by $54 million primarily due to increased orders, as well as receipt of a down payment for a proton therapy system not yet recognized in Net Orders as of the end of the third quarter.

•	Accounts receivable decreased $45 million due to strong collection performance in the first nine months of fiscal year 2010.

•

Accrued liabilities decreased $24 million primarily due to a $16 million final payment to Varian, Inc. (“VI”) to assume a sublease of a building and the related land leasehold in Palo Alto, California.

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

•

We used $56 million for investing activities in the first nine months of fiscal year 2010, primarily for purchases of property, plant and equipment of $50 million. We used $63 million in the first nine months of fiscal year 2009, which included $48 million used for purchases of property, plant and equipment and $6 million used for a loan to dpiX LLC.

•

Financing activities used net cash of $209 million in the first nine months of fiscal year 2010 compared to $58 million in the first nine months of fiscal year 2009. During the first nine months of fiscal year 2010, we used $243 million to repurchase shares of VMS common stock, $9 million for repaying bank borrowings, $7 million for tendered VMS common stock to satisfy employee tax withholding requirements upon vesting of restricted common stock and restricted stock units and $4 million for net repayment under our credit facility. Partially offsetting these uses were proceeds of $46 million from employee stock option exercises and $9 million in excess tax benefits from share-based compensation. During the first nine months of fiscal year 2009, we used $72 million to repurchase shares of VMS common stock, $8 million to repay bank borrowings and $3 million for tendered VMS common stock used to satisfy employee tax withholding requirements upon vesting of restricted common stock. Partially offsetting these uses were proceeds of $17 million from employee stock option exercises and employee stock purchases and $7 million in excess tax benefits from share-based compensation.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 3% of revenues in fiscal year 2010.

We have a $150 million credit facility with Bank of America, N.A. (“BofA”), which was amended and restated in November 2008 and in July 2009. This credit facility, as amended and restated, is referred to as the “Amended BofA Credit Facility.” The July 2009 amendment to the Amended BofA Credit Facility (the “Japanese Line of Credit”) enabled VMS’s Japanese subsidiary (“VMS KK”) to borrow up to 2.7 billion Japanese Yen. At any time amounts are outstanding under the Japanese Line of Credit, the full borrowing capacity under the Japanese Line of Credit is deemed committed for use in Japan and therefore the maximum amount VMS can otherwise borrow under the Amended BofA Credit Facility will be reduced by $30 million to $120 million. VMS guarantees the payment of the outstanding balance under the Japanese Line of Credit. We collateralized a portion of the Amended BofA Credit Facility with a pledge of stock of certain present and future subsidiaries that are deemed to be material subsidiaries under its terms. As of July 2, 2010, we had pledged to BofA 65% of the voting shares that we hold in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary.

The Amended BofA Credit Facility may be used for working capital, capital expenditures, permitted acquisitions and other lawful corporate purposes. Borrowings under the Japanese Line of Credit can be used by VMS KK for refinancing certain intercompany debts, working capital, capital expenditures and other lawful corporate purposes. Borrowings under the Amended BofA Credit Facility (outside of the Japanese Line of Credit) accrue interest either (i) based on LIBOR plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes, depreciation and amortization (“EBITDA”) or (ii) based upon a base rate of either the federal funds rate plus 0.5% or BofA’s announced prime rate, whichever is greater, minus a margin of 0.5% to 0% based on a leverage ratio involving funded indebtedness and EBITDA (depending upon our instructions to BofA). We may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate are adjustable daily. Under the Amended BofA Credit Facility, we pay commitment fees at an annual rate of 0.2% to 0.3% based on a leverage ratio involving funded indebtedness and EBITDA. Borrowings under the Japanese Line of Credit accrue interest at the basic loan rate announced by the Bank of Japan plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA. The Amended BofA Credit Facility will expire, if not extended by mutual agreement of VMS and BofA, on November 10, 2011. The Japanese Line of Credit will expire on November 10, 2010.

As of July 2, 2010, there was no outstanding balance under the Amended BofA Credit Facility. The Amended BofA Credit Facility contains customary affirmative and negative covenants for facilities of this type. We have also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets. As of July 2, 2010, we were in compliance with all covenants. See also Note 7 “Credit Facility” to the Condensed Consolidated Financial Statements for a discussion regarding the credit facility.

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

Total debt as a percentage of total capital decreased to 1.7% at July 2, 2010 from 2.7% at October 2, 2009 due to the repayment of bank borrowings and net repayment under the Amended BofA Credit Facility. The ratio of current assets to current liabilities increased to 2.14 to 1 at July 2, 2010 from 1.99 to 1 at October 2, 2009.

Days Sales Outstanding

Trade accounts receivable days sales outstanding (“DSO”) were 80 days at July 2, 2010 compared to 83 days at July 3, 2009. Our accounts receivable and DSO are impacted by a number of factors, including primarily: the timing of product shipments, collections performance, payment terms, and the mix of revenues from different regions. As of July 2, 2010, less than 1% of our accounts receivable balance was related to customer contracts with extended payment terms of more than one year.

Stock Repurchase Program

On November 17, 2008, VMS’s Board of Directors authorized the repurchase of 8,000,000 shares of VMS common stock from January 1, 2009 through December 31, 2009. On November 13, 2009, VMS’s Board of Directors authorized the repurchase of an additional 5,000,000 shares of VMS common stock from January 1, 2010 through December 31, 2010. On August 6, 2010, VMS’s Board of Directors authorized the repurchase of an additional 8,000,000 shares of VMS common stock from August 7, 2010 through September 30, 2011. During the first nine months of fiscal year 2010, we paid $243 million to repurchase 4,950,000 shares of VMS common stock, of which $116 million was paid during the third quarter of fiscal year 2010 to repurchase 2,250,000 shares. All shares that have been repurchased have been retired. The November 17, 2008 authorization expired on December 31, 2009 with 6,050,000 shares available for repurchase. As of July 2, 2010, we could repurchase up to an additional 1,300,000 shares of VMS common stock under the November 13, 2009 authorization.

Contractual Obligations

Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of July 2, 2010, our liability for uncertain tax positions was $58.5 million. We believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.

In February 2009, we agreed to loan $14 million to dpiX in four separate installments over a period through the first half of fiscal year 2010, which period could be extended. As of July 2, 2010, we had loaned $8.8 million to dpiX under this loan agreement and we expect to loan the remaining $5.2 million in fiscal year 2010. Please refer to the more detailed discussion in Note 5, “Related Party Transactions” to the Condensed Consolidated Financial Statements.

In October 2008, we consummated an agreement with VI under which VI will surrender its sublease of a building containing approximately 210,000 square feet of floor space and the related leasehold interest for the land and we agreed to pay VI an aggregate of $21 million in cash and assume the obligations of sublessor under a below-market rate sublease to a third party for a portion of the building. As of October 2, 2009, $5 million had been paid to VI pursuant to our agreement, and the remaining $16 million was paid in full in the third quarter of fiscal year 2010.

Except for the items discussed above and the change in the outstanding balance under our credit facility and repayment of our bank borrowings, there has been no significant change to the other contractual obligations we reported in our 2009 Annual Report.

Contingencies

Environmental Remediation Liabilities

For a discussion of environmental remediation liabilities, see Note 9, “Commitments and Contingencies - Environmental Remediation Liabilities” to the Condensed Consolidated Financial Statements, which discussion is incorporated herein by reference.

Acquisition-Related Commitments/Obligations

When we acquired ACCEL in January 2007, ACCEL was involved in a contract-related lawsuit, which we settled by agreeing to perform certain services for a fixed price contract (the “Fixed Price Contract”). As of October 2, 2009, we had a loss accrual of €7.6 million in relation to the Fixed Price Contract. In the first quarter of fiscal year 2010, we entered into a new contract (the “New Contract”) to perform certain services for a fixed price and we recorded a loss accrual of €0.9 million in connection with the New Contract. As of July 2, 2010, the balance of the loss accrual related to this contingency (the New Contract) was €0.4 million. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Consolidated Statement of Earnings in the periods these variances arise.

Other Matters

From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters both in and outside the United States, arising in the ordinary course of our business or otherwise. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue amounts, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss. While we cannot assure you as to the ultimate outcome of any legal proceeding or other loss contingency involving us, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, it is possible that a legal or other proceeding brought against us could have an impact of this nature.

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these agreements is unlimited. As of July 2, 2010, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements since we spun off VI and Varian Semiconductor Equipment Associates, Inc. in 1999.

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

Credit Risk

The general worldwide economic downturn and resulting contraction in the credit markets exposes us to additional credit risk. We are exposed to credit loss in the event of nonperformance by counterparties on the foreign currency forward contracts used in hedging activities. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligation under such contracts. In addition, cash and cash equivalents held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. We also may need to rely on the credit facility described below. Our access to our cash and cash equivalents or ability to borrow could be reduced if one or more financial institutions with which we have deposits or from which we borrow should fail or otherwise be adversely impacted by conditions in the financial or credit markets.

Foreign Currency Exchange Rate Risk

As a global entity, we are exposed to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve. Adverse movements could have a material negative impact on our financial results. Our primary exposures related to foreign-currency-denominated sales and purchases are in Europe, Asia, Australia and Canada.

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

The notional values of our sold and purchased foreign currency forward contracts outstanding as of July 2, 2010 were $261.4 million and $66.0 million, respectively. The notional amounts of forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consisted of cash and cash equivalents as of July 2, 2010. The principal amount of cash and cash equivalents at July 2, 2010 totaled $588 million with a weighted average interest rate of 0.21%.

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

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Amended BofA Credit Facility (including the Japanese Line of Credit). As of July 2, 2010, there was no outstanding balance under the Amended BofA Credit Facility. See a detailed discussion of our credit facility under “Liquidity and Capital Resources” section in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, we had $23.5 million of long-term debt (including the current maturities of long-term debt) outstanding as of July 2, 2010 that carried a weighted average fixed interest rate of 6.9% with principal payments due in various installments over a four-year period. To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future.

The estimated fair value of our cash and cash equivalents (86% of which was held abroad at July 2, 2010 and could be subject to additional taxation if it were repatriated to the United States) and the estimated fair value of our short-term borrowings under the credit facility approximated the principal amounts reflected above based on the maturities of these financial instruments.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 4.	Controls and Procedures

(a)	Disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters both in and outside the United States, arising in the ordinary course of our business or otherwise. For a description of certain current matters, please refer to Note 9, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements, which discussion is incorporated by reference into this item.

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

Our success depends on the successful development, introduction and commercialization of new generations of products, treatment systems and enhancements to and/or simplification of existing product lines. For example, in April 2010, we introduced TrueBeam, a new line of linear accelerators designed for advanced radiotherapy and radiosurgery. Our Oncology Systems products are technologically complex and must keep pace with, among other things, those of our competitors. Our X-ray Products business must also continually develop improved and lower cost products. We are making significant investments in long-term growth initiatives, such as development of our SIP and Particle Therapy businesses, and expect that we will need more investment to develop and commercialize the products and technology for these businesses. Accordingly, many of our products may require significant planning, design, development and testing, as well as significant capital commitments, involvement of senior management and other investments on our part, which we may be unable to recover. Our timeline for the development of new products or enhancements may not be achieved and price and profitability targets may not prove feasible. Commercialization of new products or product lines may prove challenging, and we may be required to invest more time and money than expected to successfully introduce them. Once introduced, new products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete. Our inability to introduce and commercialize new product lines, such as TrueBeam, without disrupting ongoing demand for our existing product lines, could adversely impact our revenues and operating results. Compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of new products or enhancements. A few of our research and development projects have been, and in the future may be, funded by government contracts, and changes in government priorities and our ability to attract similar funding may affect our overall research efforts.

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

Furthermore, we cannot be sure that we will be able to successfully develop, manufacture or introduce new products, treatment systems or enhancements, the roll-out of which involves compliance with complex quality assurance processes, including the Quality System Regulation (“QSR”) of the Food and Drug Administration (“FDA”). Failure to complete these processes timely and efficiently could result in delays that could affect our ability to attract and retain customers, or could cause customers to delay or cancel orders, causing our revenues and operating results to suffer.

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

We conduct business globally. Our international revenues accounted for approximately 58% and 51% of revenues from continuing operations during the third quarter of fiscal years 2010 and 2009, respectively. As a result, we must provide significant service and support globally, and we have sales and service offices located in Europe, Asia, South America and Australia. We also have manufacturing and research operations in the United Kingdom, Germany, Switzerland, France, Finland, Canada and China. We have invested, and will continue to invest, substantial resources to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will be able to compete successfully in the international markets, generate new business, or meet the service and support needs of our customers there. Accordingly, our future results could be harmed by a variety of factors, including:

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

•	any inability to obtain export licenses and other required export or import licenses or approvals;

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

In addition, we generally retain cash from our international operations in our local subsidiaries. As of July 2, 2010, 86% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation and our overall tax rate and our results of operations could suffer.

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

OUR RESULTS HAVE BEEN AND MAY CONTINUE TO BE HARMED BY THE WORLDWIDE ECONOMIC DOWNTURN

Since fiscal year 2008, the global economy has been impacted by the sequential effects of the subprime lending crisis; the credit market crisis; collateral effects on the finance and banking industries; volatile currency exchange rates and energy costs; concerns about inflation, slower economic activity, consumer confidence, corporate profits and capital spending; adverse business conditions and liquidity and unemployment concerns. These conditions have shrunk capital equipment budgets, slowed decision-making, made financing for large equipment purchases more expensive and more time consuming to obtain, and made it difficult for our customers and our vendors to accurately forecast and plan future business activities. This, in turn, has caused and may continue to cause our customers to freeze or dramatically reduce purchases and capital project expenditures, and may result in consolidation of our customers. Even with economic recovery, it may take time for our customers to establish new budgets and return to normal purchasing patterns. These conditions may also disrupt supply if vendors consolidate or go out of business. In such a climate, it may continue to be more difficult for us to accurately forecast and plan our future business activities. We cannot predict the strength or sustainability of an economic recovery, in general or specifically in the healthcare industry. Historically, our business has felt the effects of market trends later than other sectors in the healthcare industry, such as diagnostic radiology, and we may experience the effects of any economic recovery later than others in the healthcare industry. A continued weak or deteriorating healthcare market would inevitably adversely affect our business, financial conditions and results of operations. Also, while the economic downturn has primarily affected our business in North America, other economic turmoil, such as the banking and currency instability in Greece and other European countries, may negatively affect our international business.

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

Various healthcare reform proposals have also emerged at the state level, and we are unable to predict which, if any of these proposals will be enacted. We believe that the uncertainty created by healthcare reform in the United States has complicated our customers’ decision-making process and impacted our Oncology Systems business, and we expect that this uncertainty will persist until there is greater clarity on how the Affordable Health Care for America Act and state proposals will affect healthcare providers. We are unable to predict what effect ongoing uncertainty surrounding these matters will have on our customer’s purchasing decisions. However, an expansion in government’s role in the U.S. healthcare industry may adversely affect our business, possibly materially.

CHANGES TO RADIATION ONCOLOGY REIMBURSEMENTS MAY AFFECT DEMAND FOR OUR PRODUCTS

Sales of our healthcare products indirectly depend on whether adequate reimbursement is available to our customers from a variety of sources, such as government healthcare insurance programs, including the Medicare and Medicaid programs; private insurance plans; health maintenance organizations and preferred provider organizations. Once Medicare has made a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually. Private third-party payors, although independent from Medicare, sometimes use portions of Medicare reimbursement policies and payment amounts in making their own reimbursement decisions. As a result, decisions by the U.S. Centers for Medicare and Medicaid Services (“CMS”) to reimburse for a treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a treatment sometimes extend to third-party payor reimbursement policies and amounts for that treatment. We have seen our customers’ decision-making process complicated by the uncertainty surrounding Medicare reimbursement rates for radiotherapy and radiosurgery in the United States. From time to time, CMS and third party payors may review and modify the factors upon which they rely to determine appropriate levels of reimbursement for cancer treatments. For example, CMS and third-party payors have begun to focus on the comparative effectiveness of radiation therapy versus other methods of cancer treatment, and could modify reimbursement rates based on the results of comparative effectiveness studies. If comparative effectiveness studies are not available, or if available studies show that other cancer treatments are more effective than radiotherapy or radiosurgery, reimbursement rates for radiotherapy or radiosurgery could be reduced. Any significant cuts in reimbursement rates for radiotherapy, radiosurgery, proton therapy or brachytherapy, or concerns or proposals regarding further cuts, could further increase uncertainty, influence our customers’ decisions, reduce demand for our products, cause customers to cancel orders and have a material adverse effect on our revenues and stock price.

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

While we use hedging strategies to help offset the effect of fluctuations in foreign currency exchange rates, the protection these strategies provide are affected by the timing of transactions, and the effectiveness of those strategies, the number of transactions that are hedged, forecast volatility and the extent to which exchange rates have changed. If our hedging strategies do not offset these fluctuations, our revenues and other operating results may be harmed. In addition, movement in foreign currency exchange rates could impact our financial results positively or negatively in one period and not another, making it more difficult to compare our financial results from period to period. Furthermore, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act contains provisions which may impact our company, but we cannot predict those effects at this time.

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

The laws and regulations and their enforcement are constantly undergoing change, and we cannot predict what effect, if any, changes to these laws and regulations may have on our business. For example, HIPAA was recently amended by the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), enacted as part of the American Recovery and Reinvestment Act of 2009. The HITECH Act significantly increases the civil money penalties for violations of patient privacy rights protected under HIPAA. Furthermore, business associates who have access to patient health information provided by hospitals and healthcare providers are now directly subject to HIPAA, including the new enforcement scheme and inspection requirements. Moreover, there has been a trend in recent years, both in the United States and internationally, toward more stringent regulation and enforcement of requirements applicable to medical device manufacturers and requirements regarding protection and confidentiality of personal data.

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

Federal and state “false claims” laws generally prohibit knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed. Although we do not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, or through certain other activities, including promoting products for uses not approved or cleared by the FDA, which is called off-label promotion. Violating “anti-kickback” and “false claims” laws can result in civil and criminal penalties, which can be substantial, and potential exclusion from healthcare programs for noncompliance. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to defend, and thus could harm our business and results of operations. Additionally, several recently enacted state and federal laws, including the laws in Massachusetts and Vermont, and the federal Physician Payment Sunshine Act, now require, among other things, extensive tracking, maintenance of data bases regarding and disclosures of relationships and payments to physicians and healthcare providers. These laws require us to implement the necessary and costly infrastructure to track and report certain payments to healthcare providers. Failure to comply with these new tracking and reporting laws could subject us to significant civil monetary penalties.

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

We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier, such as the radioactive sources for high dose afterloaders, klystrons for linear accelerators, array sensors for use in our imaging panels, cesium iodide coatings for the arrays, and specialized integrated circuits, x-ray tube targets, housings, glassframes and various other x-ray tube components. If we lose any of these suppliers or if their operations were substantially interrupted, we would be required to obtain and qualify one or more replacement suppliers, which may then also require us to redesign or modify our products to incorporate new parts and/or further require us to obtain clearance, qualification or certification of such product by the FDA or other applicable regulatory approvals in other countries. Events like these could significantly increase costs for the affected product and likely cause material delays in delivery of that and other related products. We have limited insurance to protect against business interruption loss, although our coverage may not be adequate or continue to remain available on acceptable terms, if at all. Additionally, some of these suppliers, including our single-source suppliers, supply components for certain of our rapidly growing product lines. Manufacturing capacity limitations of any of these suppliers or other inability of these suppliers to meet increasing demand could adversely affect us, resulting in curtailed growth opportunities for any of our product lines. Shortage of, and greater demand for, components and subassemblies could also increase manufacturing costs by increasing prices. Disruptions or loss of any of our limited- or sole-source components or subassemblies or the capacity limitations of the suppliers for these components or subassemblies, including the ones referenced above, could adversely affect our business and financial results and could damage our customer relationships.

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

There has been a consolidation of diagnostic imaging systems manufacturers over the past few years, including the consolidation of these customers into companies that already manufacture x-ray tubes. If this continues, we could experience less predictable and reduced sales of our x-ray tube products. In addition, the recent economic downturn has made it difficult for our OEM customers to accurately forecast and plan future business activities, and we saw our x-ray business impacted in fiscal year 2009 by inventory reduction efforts at some of these customers. The market for new X-ray imaging equipment has been weak, and certain product lines, such as dental and veterinary, were particularly hard hit in the recession. If the markets for our customers’ products do not recover, our X-ray Products business may be adversely affected. In recent years, we have also seen dramatic reductions in Medicare reimbursements for diagnostic radiology. We believe reductions in these Medicare reimbursement rates have reduced demand for medical x-ray imaging equipment, such as CT scanners, which have negatively impacted demand for our x-ray tube products. Also, because we sell our x-ray products to a limited number of OEM customers and many of them are also our competitors with in-house x-ray tube manufacturing operations, we could experience the loss of, or reduction in purchasing volume by, one or more of these customers if they lower external sourcing costs. Such a loss or reduction could have a material adverse effect on our X-ray Products business.

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

In addition, our SIP business is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection and customs revenue activities, which depend upon government budgets and appropriations that are subject to political changes. We have seen customers freeze or dramatically reduce purchases and capital project expenditures, or act cautiously as governments around the world wrestle with spending priorities. Furthermore, bid awards in this business may be subject to challenge by third parties, as we have recently encountered with a large government project, which can make the certainty of some SIP orders unpredictable. As a result, this business is subject to unpredictability in the timing of orders, sales and revenue that could cause volatility in our revenues and earnings, and therefore the price of VMS common stock.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY RESOLVE RESIDUAL ISSUES RELATED TO THE SALE OF OUR RESEARCH INSTRUMENTS BUSINESS

In the second quarter of fiscal year 2009, we completed the sale the Research Instruments business, but retained responsibility for certain contracts. We have incurred, and may likely continue to incur, additional costs beyond those expected with these remaining obligations which could adversely affect our financial condition. Continued efforts related to managing these remaining obligations have required, and may likely continue to require, a substantial amount of management, administrative, financial and operational resources, particularly as unanticipated difficulties with the fulfillment of these contracts are encountered. These demands may distract our employees and management from the day-to-day operation of our other businesses. If we are not able to successfully resolve these residual retained responsibilities in a timely manner, we may be subject of lawsuits, financial penalties and costs and further management, administrative and operational distraction, all of which may adversely affect our business, results of operations and financial condition.

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

Moreover, entrance into the proton therapy business may subject us to increased risk and potential liability. For example, because proton therapy projects are large in scale and require detailed project planning, failure to deliver on our commitments could result in greater than expected liabilities, as we could be required to indemnify business partners and customers for losses suffered or incurred if we are unable to deliver our products in accordance with the terms of customer contracts. The greater size of proton projects means that the potential liability could similarly be greater. Additionally, customers are requesting that the systems vendor, as the primary technology provider, provide guarantees for and suffer penalties in relation to the overall construction project, as well as in some situations participate in or provide project financing for such project. Since the cost of each proton therapy center project may exceed $100 million, the amount of potential liability and potential for financial loss may be higher than the levels historically assumed by us for our traditional radiation therapy business. Insurance covering these contingencies may be unobtainable. If we cannot reasonably mitigate or eliminate these contingencies or risks, our ability to competitively bid upon proton center projects will be negatively impacted and we may be required to assume material amounts of potential liability, all of which may have adverse consequences to our Varian Particle Therapy business and us. In addition, we have encountered and may encounter additional challenges in the commercialization of the proton therapy products, which may increase our research and development costs and delay the introduction of our products. This and other unanticipated events could adversely affect our business and make our results of operations unpredictable.

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

We offer longer or extended payment terms for qualified customers in some circumstances. Additionally, many of the geographies where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of July 2, 2010, customer contracts with extended payment terms of more than one year amounted to less than 1% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults and uncollectible accounts, which would affect our net earnings. Also, longer or extended payment terms have and may in the future result in an increase in our days sales outstanding.

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

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to the shares of common stock repurchased by us during the third quarter of fiscal year 2010.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 3, 2010 - April 30, 2010	81,201		$54.90	81,201	3,468,799
May 1, 2010 - May 28, 2010	1,544,435	(2)	$51.09	1,543,799	1,925,000
May 29, 2010 - July 2, 2010	625,000		$52.11	625,000	1,300,000
Total	2,250,636		$51.51	2,250,000

(1)	On November 17, 2008, VMS’s Board of Directors authorized the repurchase of 8,000,000 shares of VMS common stock from January 1, 2009 through December 31, 2009. The authorization expired on December 31, 2009 with 6,050,000 shares available for repurchase. On November 13, 2009, VMS’s Board of Directors authorized the repurchase of an additional 5,000,000 shares of VMS common stock from January 1, 2010 through December 31, 2010. On August 6, 2010, VMS’s Board of Directors authorized the repurchase of an additional 8,000,000 shares of VMS common stock from August 7, 2010 through September 30, 2011. We expect repurchases will be made in accordance with Rule 10b-18 and include plans designed to satisfy the Rule 10b5-1 safe harbor. Shares will be retired upon repurchase.
(2)	Includes 636 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations upon the vesting of restricted common stock granted under the Company’s employee stock plans.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

On August 6, 2010 VMS’s Board of Directors amended VMS’s By-Laws. The amendments clarify that special meetings of the non-management directors may be held whenever called by the Chairman, if a non-management director, or the Lead Director and special meetings of the Independent Directors may be held whenever called by the Lead Director. The amendments further clarify (1) that the Lead Director, or in the Lead Director’s absence, a chairman chosen by a majority of the directors present, shall act as chairman of each meeting of the independent directors and (2) that the Chairman, if a non-management director, or in the Chairman’s absence or if the Chairman is not a non-management director, the Lead Director, or in the Lead Director’s absence a chairman chosen by a majority of the directors present, shall act as chairman of each meeting of the non-management directors. The amendments also provide that at each meeting of the Board of Directors, the Chairman of the Board or, in the Chairman’s absence, (i) the Lead Director, (ii) the Vice Chairman of the Board, (iii) the Chief Executive Officer, if a member of the Board of Directors, (iv) the President, if a member of the Board of Directors, or (v) in the absence of each of them, a chairman chosen by a majority of the directors present, shall act as chairman of the meeting. The previous provision had not included the Lead Director.

Item 6.	Exhibits

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description
3.2	Registrant’s By-Laws, as amended, effective August 6, 2010.

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and nine months ended July 2, 2010 and July 3, 2009; (ii) Condensed Consolidated Balance Sheets at July 2, 2010 and October 2, 2009; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended July 2, 2010 and July 3, 2009; and (iv) Notes to the Condensed Consolidated Financial Statements for the three and nine months ended July 2, 2010.

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

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: August 10, 2010	By:	/S/ ELISHA W. FINNEY
Elisha W. Finney
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.2	Registrant’s By-Laws, as amended, effective August 6, 2010.

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and nine months ended July 2, 2010 and July 3, 2009; (ii) Condensed Consolidated Balance Sheets at July 2, 2010 and October 2, 2009; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended July 2, 2010 and July 3, 2009; and (iv) Notes to the Condensed Consolidated Financial Statements for the three and nine months ended July 2, 2010.

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