Form 10-K
period 2010-10-01
VARIAN MEDICAL SYSTEMS INC
filed 2010-11-23
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of April 2, 2010, the last business day of Registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of Registrant’s common stock held by non-affiliates of Registrant (based upon the closing sale price of such shares on the New York Stock Exchange on April 2, 2010) was approximately $6,071,051,905. Shares of Registrant’s common stock held by the Registrant’s executive officers and directors and by each entity that owned 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At November 18, 2010, the number of shares of the Registrant’s common stock outstanding was 118,985,831.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders—Part III of this Form 10-K

VARIAN MEDICAL SYSTEMS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed under “Risk Factors,” and from time to time in our other filings with the Securities and Exchange Commission (“SEC”). For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as fixed field intensity-modulated radiation therapy, image-guided radiation therapy, stereotactic radiosurgery, volumetric modulated arc therapy, brachytherapy, software, treatment techniques, proton therapy and advanced x-ray products; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential, and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

PART I

Item 1.    Business

General

We, Varian Medical Systems, Inc., are a Delaware corporation and were originally incorporated in 1948 as Varian Associates, Inc. In 1999, we transferred our instruments business to Varian, Inc. (“VI”), a wholly owned subsidiary, and transferred our semiconductor equipment business to Varian Semiconductor Equipment Associates, Inc. (“VSEA”), a wholly owned subsidiary. We retained the medical systems business, principally the sales and service of oncology products and the sales of x-ray tubes and imaging subsystems. On April 2, 1999, we spun off VI and VSEA, which resulted in a non-cash dividend to our stockholders and which we refer to as the “Spin-offs” in this Annual Report on Form 10-K. Immediately after the Spin-offs, we changed our name to Varian Medical Systems, Inc. We have been involved in the medical systems business since 1959. An Amended and Restated Distribution Agreement dated as of January 14, 1999 and other associated agreements govern our ongoing relationships with VI and VSEA. In May 2010, VI became a wholly owned subsidiary of Agilent Technologies Inc.

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

Our mission is to explore and develop radiation technology that protects and saves lives and prevents harm. We seek to be a “Partner for Life” and to help save an additional 100,000 lives per year with our technology, products and services. To meet this challenge, we offer tools for fighting cancer, taking x-ray images and protecting ports and borders.

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

X-ray Products designs, manufactures and sells: (i) x-ray tubes for use in a range of applications, including computed tomography (“CT”) scanning, radiographic or fluoroscopic imaging, mammography, special procedures and industrial applications; and (ii) flat panel digital image detectors for filmless x-ray imaging (commonly referred to as “flat panel detectors” or “digital image detectors”). Our x-ray tubes and flat panel detectors are sold to large imaging system OEM customers that incorporate them into their medical diagnostic, dental, veterinary, IGRT and industrial imaging systems. For replacement purposes, our x-ray tubes and our flat panel detectors are sold to small OEMs, independent service companies and directly to end-users.

We have two other businesses and our Ginzton Technology Center (“GTC”) that we report together under the “Other” category. Our Security and Inspection Products (“SIP”) business designs, manufactures, sells and services Linatron® x-ray accelerators, imaging processing software and image detection products (including IntellXTM) for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. We generally sell SIP products to OEMs who incorporate our products into their inspection systems.

Our Varian Particle Therapy business develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam radiation therapy using proton beams for the treatment of cancer. Our current focus is commercializing the proton therapy system and bringing our expertise in traditional radiation therapy to proton therapy to improve its clinical utility and to reduce its cost of treatment per patient.

The GTC develops technologies that enhance our current businesses or may lead to new business areas, including technology to improve radiation therapy and x-ray imaging, as well as other technology for a variety of applications, including security and cargo screening.

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

Radiation Therapy and the Cancer-Care Market

Radiation therapy, also referred to as radiotherapy, is the use of certain types of focused energy (radiation) to kill cancer cells and shrink tumors, with the goal of damaging as many cancer cells as possible, while limiting harm to nearby healthy tissue. Radiotherapy is commonly used either alone or in combination with surgery or chemotherapy. One important advantage is that radiation has its greatest effect on replicating cells. When radiation interacts with a cell the therapeutic effect is primarily mediated by damaging cellular genetic material (chromosomes), which interrupts cell replication and results in eventual cellular death. Since the need for replication is particularly critical to the survival of a cancer and since normal tissues are better able to repair such damage, radiation tends to disproportionately kill cancer cells. The process for delivering radiotherapy typically consists of examining the patient, planning the treatment, simulating and verifying the treatment plan, providing quality assurance for the equipment and software, delivering the treatment, verifying that the treatment was delivered correctly and recording the history and results of the treatment. The team responsible for delivering the radiotherapy treatment generally comprises a physician specializing in radiation oncology, a physicist for planning the treatment and a radiation therapist for operating the machines.

The most common form of radiotherapy involves delivering x-ray beams from outside of the patient’s body, a process sometimes referred to as external beam radiotherapy. A device called a linear accelerator generates the x-ray beams and administers the treatment by rotating around a patient lying on a treatment couch and delivering the x-ray beam to the tumor from different angles in order to concentrate radiation at the tumor while at the same time minimizing the dose delivered to the surrounding healthy tissue. Conventional radiotherapy typically involves multiple, or fractionated, treatments of a tumor in up to 50 radiation sessions. The linear accelerator may also deliver electron beams for the treatment of diseases closer to the body surface.

IMRT is an advanced form of external beam radiotherapy in which the shape, intensity and angle of the radiation beams from a linear accelerator are varied, or modulated, across the target area. This form of radiotherapy conforms the radiation beams more closely to the shape of the tumor and allows physicians to deliver higher doses of radiation than conventional radiation, while more effectively limiting the amount of radiation delivered to nearby healthy tissue. In this way, clinicians can design and administer an individualized treatment plan for each patient, targeting the tumor as closely as a few millimeters. IMRT can be used to treat head and neck, breast, prostate, pancreatic, lung, liver, gynecological and central nervous system cancers. IMRT has become a well-accepted standard of treatment for cancer; and additional treatment centers, from university hospitals to local community clinics, adopt IMRT for their treatments every year. We are a leading global provider of products that enable IMRT for the treatment of cancer.

IGRT is another advanced form of external beam radiotherapy complementing IMRT to enhance treatments. While IMRT helps physicians shape the beam to the tumor, IGRT goes further in allowing physicians to accommodate for a tumor moving or shrinking. This allows the delivery of even higher doses of radiation to tumors with the goal of sparing even more of the surrounding healthy tissue. IGRT technologies compensate for daily changes and movements in tumors and enable dynamic, real-time visualization and precise treatment of small, moving and changing tumors with greater intensity and accuracy. With the greater precision offered by IGRT, clinics and hospitals are potentially able to improve outcomes by concentrating even still higher doses of radiation at the tumors. We believe IGRT has become an accepted standard for treatment in the radiation oncology market.

Stereotactic radiosurgery (also referred to as stereotactic body radiotherapy) is an advanced radiation treatment procedure that employs linear accelerators and IMRT/IGRT technology to deliver a small number of very precisely placed, high dose beams of radiation to eradicate cancerous, non-cancerous and abnormal lesions in the body. Radiation therapists and surgeons are recognizing stereotactic radiosurgery as a useful tool in curative radiation therapy.

VMAT is a significant further advancement in IMRT that allows physicians to control three parameters simultaneously: (i) the rate at which the linear accelerator gantry rotates around the patient, (ii) the beam-shaping aperture and (iii) the rate at which the radiation dose is delivered to the patient. This creates a finely-shaped IMRT dose distribution that more closely matches the size and shape of the tumor. VMAT enables improved treatment precision by sparing more healthy tissue, makes treatments faster and offers the possibility of greater comfort for patients. Our RapidArcTM radiotherapy products plan and deliver VMAT treatments.

Physicians, hospitals and clinics place additional value on radiotherapy equipment and treatments, such as VMAT, that enable shorter treatment times and greater patient throughput. From the patient’s standpoint, shorter treatment times can mean greater comfort since treatments often involve the patient being immobilized on the treatment couch. Shorter treatment sessions decrease waiting times and, since treatments are delivered in fractions over the course of many days, can mean fewer disruptions to a patient’s daily routine. From the physicians’ and hospitals’ standpoint, shorter treatment times can lessen the chance of tumors moving during treatment and can increase patient throughput. Shorter treatment times and increased patient throughput can increase the number of treatments per day (which is a particular concern in countries with lower numbers of treatment machines per capita), and, as a result, can decrease the cost per treatment which in turn can mean greater access to advanced care to more patients.

An alternative to external beam radiotherapy, brachytherapy involves the insertion of radioactive seeds, wires or ribbons directly into a tumor or into a body cavity close to the cancerous area. These techniques, unlike external beam radiation therapy, tend to result in much less irradiation of the surrounding healthy tissue so that physicians can prescribe a higher total dose of radiation typically over a shorter period of time. Brachytherapy is often used for cancers of the head and neck, breast, uterus, cervix, soft tissue and prostate.

Proton therapy is another form of external beam radiotherapy that uses proton particles in the form of a beam generated with a cyclotron rather than x-ray beams from a linear accelerator. A proton beam’s signature energy distribution curve, also known as the “Bragg peak,” allows for greater accuracy in targeting tumor cells with an even lower dose to nearby healthy tissue than may be delivered with x-ray beams from a linear accelerator. This makes proton therapy a preferred option for treating certain cancers, particularly tumors near critical structures such as the optic nerve and cancers in children. Although proton therapy has been in clinical use for more than four decades, it has not been widely deployed due to the high capital cost and the market is still developing. We have entered the proton therapy market because we believe we can apply our experience in traditional radiotherapy to proton therapy, reducing cost of treatment per patient for existing clinical applications and expanding the use of proton therapy into a broader array of cancer types. We believe that proton therapy will over time become a more widely accepted method of treatment.

The radiation oncology market is growing globally due to a number of factors. The number of new cancer cases diagnosed annually is projected to increase by more than 65 percent from 12.7 million new cases in 2008 to more than 21.3 million in 2030, according to the International Agency for Research on Cancer (the “IARC”) in the World Health Organization. The IARC’s World Cancer Report predicts that the increase in new cases will mainly be due to steadily aging populations in both developed and developing countries. Technological advancements have helped to improve the precision and applicability of radiotherapy and radiosurgery, potentially expanding the use of radiotherapy and radiosurgery equipment to treat a broader range of cases. Technological advances in hardware and software are also creating a market for replacing an aging installed base of machines that are unable to match new, higher standards of care.

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

International markets in particular are under-equipped to address the growing cancer incidence. Patients in many foreign countries must frequently endure long waits for radiotherapy. Several nations with growing economies, including China, India, and Brazil, are beginning to invest in expanding their radiation oncology capability to address the needs of their growing and aging populations. As an example, China, India and Brazil are estimated to have less than one linear accelerator per million people in their population. By comparison, the U.S. has an estimated 13 linear accelerators per million people in its population. This capacity shortfall, coupled with ever increasing incidences of cancer, represent additional drivers for our continued growth in international markets. As a U.S.-based company, the competitiveness of our product pricing is influenced by the fluctuation of the U.S. dollar against other currencies. A weaker U.S. dollar against foreign currencies would make our product pricing more competitive in the local currencies of our international customers. A weaker U.S dollar against foreign currencies would also benefit our international revenues and net orders when measured in U.S. dollars.

In fiscal year 2009, all of our businesses were negatively impacted by the economic downturn. In Oncology Systems, the economic downturn shrunk customer capital equipment budgets, slowed decision making and made financing more expensive and time consuming. Our X-ray Products business saw weak net orders and revenues as a result of customer inventory reduction efforts. We saw governments postpone purchasing decisions and delay deployments of products for security and inspection systems. In addition, Oncology Systems was negatively impacted in fiscal year 2009 by the uncertainties created by the prospects of healthcare reform in the United States and by proposed reductions in Medicare reimbursement rates for radiotherapy and radiosurgery at free-standing clinics in the United States. We believe we successfully navigated within a tough environment in fiscal year 2010 and, by the end of the fiscal year, there was greater clarity on these issues, including, for fiscal year 2011, the reimbursement rates for radiotherapy and radiosurgery at free-standing clinics.

Products

Oncology Systems

Our Oncology Systems business segment is the leading provider of advanced hardware and software products for treatment of cancer with conventional radiation therapy, IMRT, IGRT, VMAT, stereotactic radiotherapy, stereotactic radiosurgery and brachytherapy. Oncology Systems products address each major aspect of the radiotherapy process, including linear accelerators and accessory products for positioning the patient and delivering the x-ray beam; brachytherapy afterloaders; treatment planning software; treatment simulation and verification equipment and accessories and quality assurance software for simulating and verifying the treatment plans before treatment and verifying that a treatment was delivered correctly afterwards; and information management software for recording the history and results of treatments and other patient treatment information and data, including patient x-ray images.

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

Additionally, the precision and versatility of our products and technology makes it possible to use radiotherapy to treat metastatic cancers. With our treatment planning, verification and information management software products, a patient’s treatment plans, treatment data and images are recorded and stored in a single database shared by each of our products, which enables better communication among products. Our products also allow multiple medical specialties—radiation oncology, neurosurgery, radiographic imaging and medical oncology—to share equipment, resources and information in a more cost-effective manner. Furthermore, the ability of our products and technology to interoperate with each other and to interconnect into automated systems allows physicians to schedule and treat more patients within a set time period, which adds to the cost-effectiveness of our equipment.

Linear accelerators are the core device for delivering conventional external beam radiotherapy with IMRT, IGRT and VMAT treatments, and we produce versions of these devices to suit various requirements. Our Clinac® medical linear accelerators are used to treat cancer by producing therapeutic electrons and x-ray beams that target tumors and other abnormalities. The Clinac iX linear accelerators are designed for more streamlined and advanced treatment processes including IMRT and IGRT. We also produce the Trilogy™ linear accelerator, designed to be a versatile, cost-effective, ultra-precise device with a faster dose delivery rate and smaller isocenter compared to the Clinac iX. Trilogy was developed with IGRT and stereotactic radiotherapy in mind, but is also capable of delivering conventional, 3D conformal radiotherapy, IMRT and VMAT. Trilogy has the precision necessary to deliver stereotactic radiosurgery for neurosurgical treatments and is the accelerator that is at the core of the Novalis TxTM product offering, a combination of products from Varian and Brainlab AG (“Brainlab”), targeted to neurosurgeons. The UNIQUETM low-energy linear accelerator, which was developed to address more price sensitive markets in international regions, is capable of integrating our accessory products (including RapidArc) to deliver IMRT, IGRT and VMAT. In the second quarter of fiscal year 2010, we introduced the TrueBeam™ system for image-guided radiotherapy and radiosurgery. This product line is a fully-integrated system designed from the ground up to treat a moving target with higher speed and accuracy. Including a small portion of TrueBeam orders representing upgrades from other linear accelerators already in our backlog, through October 1, 2010 we had received orders for more than 125 TrueBeam systems since its introduction, with the majority of the orders coming from North America.

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

Our IGRT accessories include the On-Board Imager® (“OBI”) hardware accessory affixed to the linear accelerator that allows dynamic, real-time imaging of tumors while the patient is on the treatment couch and a cone-beam computerized tomography (“CBCT”) imaging software accessory that works with the OBI to allow patient positioning based on soft-tissue anatomy. Using sophisticated image analysis tools, the CBCT scan can be compared with a reference CT scan taken previously to determine how the treatment couch should be adjusted to fine-tune and verify the patient’s treatment setup and positioning prior to delivery of the radiation. Therefore, to deliver the most advanced forms of IGRT, our accelerators would typically have an OBI, CBCT, PortalVision and other IGRT-related hardware and software as accessories.

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

In addition to offering our own suite of equipment and software products for planning and delivering radiotherapy treatments, we have partnered with selected leaders in certain segments of the radiation therapy and radiosurgery market. With General Electric Medical Systems (“GE”) in North America, we have established the See and Treat Cancer Care™ program for radiation therapy that allows us to offer a suite of diagnostic and cancer treatment tools combining our comprehensive set of radiation therapy products with GE’s advanced diagnostic imaging systems. We have also established a strategic relationship with Brainlab for the sale and marketing of a radiosurgical suite of products targeted to neurosurgeons that integrates either our Trilogy Tx linear accelerator or our TrueBeam™ STx and our HD 120 multi-leaf collimator with specialty positioning and software products offered by Brainlab, called the Novalis Radiosurgery Program. We have a 2.5% equity ownership in Brainlab.

Our brachytherapy operations design, manufacture, sell and service advanced brachytherapy products, including VariSource™ HDR afterloaders and GammaMed™ HDR/PDR afterloaders, BrachyVision™ brachytherapy treatment planning system, applicators and accessories. Brachytherapy also develops and markets the VariSeed™ LDR prostate treatment planning system and the Vitesse™ software for HDR prostate treatment planning.

Revenues from our Oncology Systems business segment represented 79%, 81% and 81% of total revenues for fiscal years 2010, 2009 and 2008, respectively. Our Oncology Systems business segment revenues also include service revenues. See “—Customer Services and Support.” For a discussion of

Oncology Systems business segment financial information, see Note 14, “Segment Information” of the Notes to the Consolidated Financial Statements.

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

Our flat panel detectors, which are based on amorphous silicon imaging technologies, have found broad application as an alternative to image intensifier tubes and x-ray film. These flat panel detectors are being incorporated into next generation filmless medical diagnostic, dental, veterinary and industrial inspection imaging systems and also serve as a key component of our OBI, which helps enable IGRT. We believe that imaging equipment based on amorphous silicon technologies is more stable and reliable, needs fewer adjustments and suffers less degradation over time than image intensifier tubes and is more cost effective than x-ray film. Our product offering of flat panel detectors also includes a family of radiographic panels, which may be used on digital radiography systems or may be used to convert film-based systems to digital systems.

Our radiographic flat panels were a key contributor to net order and revenue growth for X-ray Products in fiscal years 2010 and 2009. Revenues from X-ray Products represented 17%, 15% and 15% of total revenues in fiscal years 2010, 2009 and 2008. For a discussion of the X-ray Products business segment financial information, see Note 14, “Segment Information” of the Notes to the Consolidated Financial Statements.

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

Our Varian Particle Therapy business develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam radiotherapy using proton beams, for the treatment of cancer. Proton therapy is a preferred option for treating certain cancers, particularly tumors near critical structures such as the optic nerve and cancers in children. Although proton therapy has been in clinical use for more than four decades, it has not been widely deployed due to high capital cost.

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

SIP, Varian Particle Therapy and GTC report their results from operations as part of the “Other” category. Combined revenues from these operations represented 4% of total revenues in each of fiscal years 2010, 2009 and 2008. For a discussion of segment financial information, see Note 14, “Segment Information” of the Notes to the Consolidated Financial Statements.

Customer Services and Support

We maintain service centers in Milpitas, California; Las Vegas, Nevada; Marietta, Georgia; Buc, France; Crawley, United Kingdom; Zug, Switzerland; Herlev (Copenhagen), Denmark; Diegem (Brussels), Belgium; Darmstadt, Germany; Houten, The Netherlands; Alcobendas (Madrid), Spain; Cernusco (Milan), Italy; Manama, Bahrain; Moscow, Russia; Mumbai, Delhi, and Chennai, India; Tokyo, Osaka, Sendai, Nagoya, and Fukuoka, Japan; Beijing, Shanghai and Hong Kong, China; Kuala Lumpur, Malaysia; Singapore; Bangkok, Thailand; Belrose, Australia; and Sao Paulo, Brazil; as well as field service personnel throughout the world for Oncology Systems customer support services. Key Oncology Systems logistics and education operations are located in Las Vegas, Nevada, Beijing, China, Mumbai, India, and Zug, Switzerland. Our network of service engineers and customer support specialists provide installation, warranty, repair, training and support services, and professional services. We generate service revenues by providing services to customers on a time-and-materials basis and through post-warranty equipment service contracts and software support contracts. Most of the field service engineers are our employees, but our products are serviced by employees of dealers and/or agents in a few foreign countries. Customers can access our extensive service network by calling any of our service centers.

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

We generally warrant our x-ray tubes and flat panel detector products in our X-ray Products business segment for 12 to 24 months, although for some x-ray tubes the warranty period is based on the number of times the product is used. We provide technical advice and consultation for x-ray tubes and imaging subsystems products to major OEM customers from our offices in Salt Lake City, Utah; Charleston, South Carolina; Tokyo, Japan; Beijing, China and Willich, Germany. Our applications specialists and engineers make recommendations to meet the customer’s technical requirements within the customer’s budgetary constraints. We often develop specifications for a unique product, which will be designed and manufactured to meet a specific customer’s requirements. We also maintain a technical customer support group in Charleston, South Carolina to meet the technical support requirements of independent tube installers that use our x-ray tube and flat panel detector products.

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

In the Varian Particle Therapy business, we sell our proton therapy equipment generally with a 12-month warranty. We also provide on-site technical support and service for our proton therapy equipment.

Marketing and Sales

We employ a combination of direct sales forces and independent distributors or resellers in North America, Europe, Australia and major parts of Asia and Latin America for the marketing and sales of our products worldwide. In fiscal years 2010, 2009 and 2008, we did not have a single customer that represented 10% or more of our total revenues.

For our Oncology Systems segment, we sell direct in North America and use a combination of direct sales and independent distributors in international regions. We also have direct-to-consumer advertising campaigns to increase consumer awareness of Oncology Systems’ products. We sell our Oncology Systems products primarily to university research and community hospitals, private and governmental institutions, healthcare agencies, physicians’ offices and cancer care clinics worldwide. These hospitals, institutes, agencies, physicians’ offices and clinics replace equipment and upgrade treatment capability as technology evolves. Sales cycles for our external beam radiotherapy products typically can be quite lengthy since many of them are considered capital equipment and are affected by budgeting cycles. In recent years, we have seen the purchasing cycle lengthen as a result of the more complex decision-making process associated with larger dollar value transactions for more sophisticated IGRT and surgical equipment, and other technical advances. Our customers frequently fix capital budgets one or more years in advance.

In addition, we have seen customers’ decision-making process further complicated and lengthened, especially in the United States, during the economic downturn, which caused hospitals, clinics and research institutions to more closely scrutinize and prioritize their capital spending in light of tightened capital budgets, tougher credit requirements and the general constriction in credit availability. While the economic downturn has primarily affected our business in North America, other economic turmoil, such as the banking and currency instability in Greece and other European countries, may negatively affect our international business. In addition, we believe that the economic downturn had caused customers to delay requested delivery dates. Because our product revenues are influenced by the timing of product shipments, which are tied to customer-requested delivery dates, these delivery delays had increased the average order to revenue conversion cycle in the United States. Historically, this conversion cycle has been longer when new products are introduced or when we sell more products internationally. The lengthening of order to revenue conversion cycle could reduce our revenues and margins. In addition, our receivables may take longer to collect.

Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities such as IMRT, IGRT and VMAT tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We had seen our customers’ decision-making process complicated when there was uncertainty surrounding Medicare reimbursement rates for radiotherapy and radiosurgery in the United States, such as in 2009 when there were proposed reductions in Medicare reimbursement rates for radiotherapy and radiosurgery at free-standing clinics. In addition, we are also unable to determine the impact of the recently enacted Affordable Health Care for America Act on long-term growth or demand for our products and services. International reimbursement rates for radiation therapy tend to be low in national health systems, yet international markets continue to invest in better treatment capability, albeit often after it has been proven in the North American region or in other leading research centers worldwide.

Total Oncology Systems revenues, including service revenues, were $1.9 billion, $1.8 billion and $1.7 billion for fiscal years 2010, 2009 and 2008, respectively. We divide our market segments for Oncology Systems revenues into North America, Europe, Asia and rest of the world, and these regions constituted 46%, 33%, 17% and 4%, respectively, of Oncology Systems revenues during fiscal year 2010; 54%, 29%, 14%, and 3%, respectively, of Oncology Systems revenues during fiscal year 2009; and 52%, 31%, 12% and 5%, respectively, of Oncology Systems revenues during fiscal year 2008.

Our X-ray Products segment employs a combination of direct sales and independent distributors for sales in all of its regions and sells a high proportion of its products to a limited number of OEMs that incorporate our products into their imaging systems. The fundamental growth driver of this business segment is the on-going success of our key customers, and we expect that revenues from relatively few customers will continue to account for a high percentage of X-ray Products revenues in the foreseeable future. Our OEM customers include Toshiba Corporation, Carestream Health, Inc., Hitachi Medical Corporation, Imaging Sciences International, Inc., Philips Medical Systems, GE Healthcare and Sound Technologies, Inc. These OEM customers represented 62%, 60%, and 62% of our total X-ray Products segment revenues during fiscal years 2010, 2009 and 2008, respectively, with the remaining revenues coming from a large number of small OEMs and independent services companies. If reimbursement for or access to diagnostic radiology is affected by the Affordable Health Care for America Act and similar state proposals, this will also likely affect demand for our X-Ray products.

Total revenues for our X-ray Products segment were $403 million, $331 million and $305 million for fiscal years 2010, 2009 and 2008, respectively. We divide our market segments for X-ray Products revenues by region into North America, Europe, Asia and rest of the world, and these regions constituted 32%, 17%, 50% and 1%, respectively, of X-ray Products revenues during fiscal year 2010; 33%, 15%, 49% and 3%, respectively, of X-ray Products revenues during fiscal year 2009 and 35%, 15%, 47% and 3%, respectively, of X-ray Products revenues during fiscal year 2008.

Our SIP business also uses a combination of direct sales and independent distributors and sells a high proportion of its products to a limited number of OEMs that incorporate our products into their systems. As with X-ray Products, this business depends on the success of our OEM customers, and we expect that revenues from relatively few customers will continue to account for a high percentage of SIP revenues in the foreseeable future. We supply Linatron linear accelerators and detector products to OEMs such as Smiths Detection, Rapiscan Systems, Inc., American Science & Engineering, Inc. and L-3 Communications. We also sell our SIP products to commercial organizations in the casting, power, aerospace, chemical, petro-chemical and automotive industries.

Use of our SIP technology in security cargo screening and border protection is still in its early stages, but we believe demand for our SIP products will be driven primarily by cargo screening and border protection needs. This business is heavily influenced by governmental policies on homeland security, political change and government budgets. Orders and revenues for our SIP products have been and may continue to be unpredictable as governmental agencies may place large orders with us or with our OEM customers over a short period of time and then may not place any orders for a long time period thereafter. Furthermore, bid awards in this business may be subject to challenge by third parties, as we have recently encountered with a large government project, which can make the certainty of some SIP orders unpredictable. In the fourth quarter of fiscal year 2010, we restructured this business and recorded a $2 million restructuring charge to bring costs in line with actual business activity.

In the Varian Particle Therapy business, we use direct sales specialist representatives who collaborate globally with our Oncology Systems sales group on projects. Potential customers are government-sponsored hospitals and research institutions and research universities, which typically purchase products through public tenders, and, to a lesser extent, private hospitals, clinics and private developers. While this market is still developing, we believe that growth in this business will initially develop in the major metropolitan areas in the United States and abroad, driven by institutions that wish to expand their clinical offerings and increase their profile in their respective communities.

Proton therapy facilities are large-scale construction projects that are time consuming; involve significant customer investment and often complex project financing. Consequently, this business is vulnerable to general economic and market conditions. Customer decision-making cycles tend to be very long, and orders generally involve many contingencies. As with our SIP business, bid awards in this business may be subject to challenge by third parties. We are investing substantial resources to commercialize this technology and to build this new business. We currently have one proton therapy system being commissioned at a customer facility in Munich, Germany and, as of the end of fiscal year 2010, three of the four treatment gantries at the facility were treating patients. We currently have a Conformité Européenne (“CE”) mark to market our proton therapy systems within the European Economic Area (“EEA”).

Competition

Rapidly evolving technology, intense competition and pricing pressure characterize the markets for radiation therapy equipment and software products, including our Oncology Systems products. We compete with companies worldwide. Some of our competitors have greater financial, marketing and other resources than we have. These competitors could develop technologies and products that are more effective than those we currently use or produce or that could render our products obsolete or noncompetitive. Our smaller competitors could be acquired by companies with greater financial strength, which could enable them to compete more aggressively. Some of our suppliers or distributors could also be acquired by competitors, which could disrupt these supply or distribution arrangements and result in less predictable and reduced revenues. Furthermore, we believe that new competitors will enter our markets, as we encountered new competitors enter new markets such as stereotactic radiosurgery, VMAT and proton therapy. We have directed substantial product development efforts into (i) greater interconnectivity of our products for more seamless operation within a system, (ii) enhancing the ease of use of our software products and (iii) reducing setup and treatment times and increasing patient throughput. We have emphasized maintaining an “open systems” approach that allows customers to “mix and match” individual products, incorporate products from other manufacturers, share information with other systems and use the equipment for offering various methods of radiation therapy. We anticipate that these efforts will increase the acceptance and adoption of IMRT, VMAT and IGRT and will stimulate demand for our products from new customers and upgrades from existing customers. We face competition though from “closed-ended” dedicated-use systems that place simplicity of use ahead of flexibility. If we have misjudged the importance to our customers of maintaining an “open systems” approach, or if we are unsuccessful in our efforts to enable greater interconnectivity, enhance ease-of-use and reduce setup and treatment times, our financial results could suffer.

Our Oncology Systems customers’ equipment purchase considerations typically include: reliability, servicing, patient throughput, precision, price, payment terms, connectivity, clinical features, the ability to track patient referral, long-term relationship with customers and capabilities of customers’ existing equipment. We believe we compete favorably with our competitors based upon our strategy of providing a complete package of products and services in the field of radiation oncology and our continued commitment to global distribution and customer service, value-added manufacturing, technological leadership and new product innovation. To complete successfully, we must provide technically superior, clinically proven products that deliver more precise, cost effective, high quality clinical outcomes, together in a complete package of products and services, and to do so ahead of our competitors. As our Oncology Systems products are generally sold on a basis of total value to customer, our business may suffer when purchase decisions are based solely upon price, which can happen if hospitals and clinics give purchasing decision authority to group purchasing organizations. In addition, additional competitors may delay customer purchasing decisions as customers evaluate the products of these competitors along with ours, potentially extending our sales cycle and adversely affect our net orders.

We are the leading provider of medical linear accelerators and related accessories. In radiotherapy and radiosurgery markets, we compete primarily with Elekta AB, Siemens Medical Solutions, Tomotherapy Incorporated and Accuray Incorporated. With our information and image management, simulation, treatment planning and radiosurgery products, we also compete with a variety of companies, such as Elekta AB, Philips Medical Systems, Best Theratronics, Ltd., Nucletron B.V. and Siemens Medical Solutions. We also encounter some competition from providers of hospital information systems. With respect to our brachytherapy operations, our competitors are Nucletron B.V. and IBt Bebig s.a. For the service and maintenance business for our Oncology Systems products, we compete with independent service organizations and our customers’ internal service organizations.

In addition, as a radiotherapy and radiosurgery equipment provider, we also face competition from alternative cancer treatment methods, such as traditional surgery, chemotherapy, robotic surgery and drug therapies, among others. To compete successfully, we need to demonstrate and convince our customers of the advantages of radiation therapy over other cancer treatment alternatives.

In x-ray imaging components and subsystems, we often compete with companies that have greater financial, marketing and other resources than we have. Some of the major diagnostic imaging systems companies, which are the primary OEM customers for our x-ray components, also manufacture x-ray components, including x-ray tubes, for use in their own imaging systems products. We must compete with these in-house manufacturing operations for business from their affiliated companies. As a result, we must have a competitive advantage in one or more significant areas, which may include lower product cost, better product quality or superior technology and/or performance. We sell a significant volume of our x-ray tubes to OEMs such as Toshiba Corporation, Hitachi Medical Corporation, Philips Medical Systems and GE Healthcare, all of which have in-house x-ray tube production capability. In addition, we compete against other stand-alone, independent x-ray tube manufacturers such as Comet AG and IAE Industria Applicazioni Elettroniche Spa. These companies compete with us for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for x-ray tubes. The market for flat panel detectors is also very competitive. We incorporate our flat panel detectors into our equipment for IGRT within our Oncology Systems and also sell to a number of OEMs, which incorporate our flat panel detectors into their medical diagnostic, dental, veterinary and industrial imaging systems. Our amorphous silicon based flat panel detector technology competes with other detector technologies such as amorphous selenium, charge-coupled devices and variations of amorphous silicon scintillators. We believe that our product provides a competitive advantage due to lower product cost and better product quality and performance. For flat panel detectors, our significant customers include Carestream Health, Inc., Toshiba Corporation and Imaging Sciences International Inc., and we primarily compete against Perkin-Elmer, Inc., Trixell S.A.S., Samsung Electronics and Canon, Inc.

In our SIP business, we compete with other OEM suppliers, primarily outside of the United States in the security and inspection market, and our major competitor is Nuctech Company Limited. The market for our SIP products used for nondestructive testing in industrial applications is small and highly fractured and there is no single major competitor in this nondestructive testing market.

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

Research and Development

Developing products, systems and services based on advanced technology is essential to our ability to compete effectively in the marketplace. We maintain a research and development and engineering staff responsible for product design and engineering. Research and development expenses totaled $157 million, $147 million and $136 million in fiscal years 2010, 2009 and 2008, respectively.

Our research and development are conducted both within the relevant product groups of our businesses and through GTC. GTC maintains technical expertise in x-ray technology, accelerator technology, imaging physics and applications, algorithms and software, electronic design, materials science and biosciences to prove feasibility of new product concepts and to improve current products. Present research topics include new imaging concepts, image-based radiotherapy treatment planning and delivery, real time accommodation of moving targets, functional imaging and combined modality therapy, manufacturing process improvements, improved x-ray tubes and large-area, high resolution digital x-ray sensor arrays for cone-beam CT and other applications. GTC is also pursuing the potential of combining advances in directed energy and imaging technology with the latest breakthroughs in biotechnology by employing targeted energy to enhance the effectiveness of biological and chemical therapeutic agents. In addition, GTC is investigating the use of x-ray and high energy accelerator, detector, and image processing technology for security applications. GTC accepts some sponsored research contracts from external agencies such as the U.S. government or private sources.

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

Within X-ray Products, development is conducted at our Salt Lake City, Utah and Mountain View, California facilities and is primarily focused on developing and improving x-ray imaging component and subsystem products. Current x-ray tube development areas include improvements to tube life and tube stability and reduction of tube noise. We are also working on x-ray tube designs which will operate at higher power loadings and at higher CT rotational speed to enhance the performance of next generation CT scanners as well as x-ray tubes to enhance the performance of our flat panel detectors. Research in flat panel imaging technology is aimed at developing new panel technologies for low cost radiographic imaging, flexible panel interfaces and cone beam CT.

Within Varian Particle Therapy, our development efforts focus on productization of proton accelerators, reducing space requirement and cost in the treatment delivery room through the development of innovative patient positioning and motion management technology. We expect that, in order to realize the full potential of the Varian Particle Therapy business, we will need to invest substantial resources to properly develop and commercialize proton therapy technology and build this new business.

Manufacturing and Supplies

We manufacture our medical linear accelerators in Palo Alto, California and in Beijing, China. Our treatment simulator systems and some accelerator subsystems are manufactured in Crawley, United Kingdom and some of our other accessory products in Baden, Switzerland; Helsinki, Finland; Toulouse, France and Winnipeg, Canada. We manufacture our high dose rate brachytherapy systems in Crawley, United Kingdom and Haan, Germany and our brachytherapy treatment planning products in

Charlottesville, Virginia. Our SIP linear accelerators and certain radiographic products are manufactured in Las Vegas, Nevada, and Lincolnshire, Illinois, respectively. We manufacture components and sub-systems for our proton therapy products and systems in Troisdorf, Germany and we plan to develop additional manufacturing facilities as needed for this business. We manufacture our x-ray imaging component and subsystem and flat panel detector products in Salt Lake City, Utah; Charleston, South Carolina; Willich, Germany; and Bejing, China. These facilities employ state-of-the-art manufacturing techniques, and several have been honored by the press, governments and trade organizations for their commitment to quality improvement. Except for the Lincolnshire, Illinois and Winnipeg, Canada facilities, these manufacturing facilities are certified by International Standards Organization (“ISO”) under ISO 9001 (for SIP) or ISO 13485 (for medical devices).

Manufacturing processes at our various facilities include machining, fabrication, subassembly, system assembly and final testing. We have invested in various automated and semi-automated equipment for the fabrication and machining of the parts and assemblies that we incorporate into our products. We may, from time to time, invest further in such equipment. Our quality assurance program includes various quality control measures from inspection of raw material, purchased parts and assemblies through on-line inspection. We also receive subassemblies from third-party suppliers and integrate them into a finished system. We outsource the manufacturing of many major subassemblies and perform system design, assembly and testing in-house. We believe outsourcing enables us to reduce fixed costs and capital expenditures, while also providing us with the flexibility to increase production capacity. We purchase material and components from various suppliers that are either standard products or customized to our specifications. We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier, such as the radioactive sources for high-dose afterloaders, klystrons for linear accelerators, transistor arrays and cesium iodide coatings for flat panel detectors and specialized integrated circuits, x-ray tube targets, housings, glassframes and various other x-ray tube components. We require certain raw materials such as tungsten, lead and copper for Oncology Systems and SIP; copper, lead, tungsten, rhenium, molybdenum zirconium, and various high grades of steel alloy for X-ray Products, and high-grade steel, high-grade copper and iron for the Varian Particle Therapy business. Worldwide demand, availability and pricing of these raw materials have been volatile, and we expect that availability and pricing will continue to fluctuate in the future.

Backlog

Our backlog at the end of fiscal year 2010 was $2.2 billion, of which we expect to recognize approximately 50% to 55% as revenues in fiscal year 2011. Including a $62 million proton therapy system order from Skandion Kliniken that was subsequently cancelled, our backlog at the end of fiscal year 2009 was $2.1 billion, of which $1.1 billion was recognized as revenues in fiscal year 2010. Our Oncology Systems backlog represented 91% and 87% of the total backlog at the end of fiscal years 2010 and 2009, respectively. Except for Varian Particle Therapy orders, we only recognize orders when product shipment or construction of certain highly customized SIP products is expected to occur within two years and only if any contingencies are deemed perfunctory. In addition, we do not recognize SIP orders from governmental agencies with bid protest provisions until the expiration of the bid protest period. For our Varian Particle Therapy business, we recognize orders when construction of the related proton therapy treatment center is reasonably expected to start within two years. Also, we only recognize orders for Varian Particle Therapy products with contingencies if we deem the contingencies perfunctory or if we publicly disclose the existence and nature of material contingencies. However, orders will not be recognized if there are major financing contingencies or customer board approval contingencies pending. Backlog also includes a small portion of service contracts when they become billable, as well as the amount of deferred revenue and revenue related to acceptance. We perform a semi-annual review to verify that orders in our backlog remain valid. This review identifies aged orders and confirms these orders with our internal sales organization or our customers. Aged orders which are not expected to be converted to revenues during this backlog review are deemed dormant and are no longer included in the reported backlog. Orders may be revised or canceled, either according to their terms or as customers’ needs change; consequently, it is difficult to predict with certainty the amount of backlog that will result in revenues. In fiscal years 2010, 2009 and 2008, we reversed $124 million (which includes the cancellation of the $62 million proton therapy system order), $71 million and $70 million, respectively, of orders due to adjustments, revisions or cancellations. Our reported net orders included all backlog reversals.

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

Government Regulation

U.S. Regulation

As a manufacturer and seller of medical devices and devices emitting radiation or utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the Food and Drug Administration (“FDA”), Nuclear Regulatory Commission (“NRC”), and state and local regulatory agencies, such as the State of California, to ensure the devices are safe and effective and comply with laws governing products which emit, produce or control radiation. These regulations, which include the U.S. Food, Drug and Cosmetic Act (the “FDC Act”) and regulations promulgated by the FDA, govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale and marketing and disposal of medical devices, post-market surveillance, repairs, replacements, recalls and other matters relating to medical devices, radiation emitting devices and devices utilizing radioactive by-product material. State regulations are extensive and vary from state to state. Our Oncology Systems equipment and software, as well as proton therapy systems offered by our Varian Particle Therapy business, constitute medical devices subject to these regulations. Our x-ray tube products and flat panel detectors produced by X-ray Products are also considered medical devices. Future products in any of our business segments may constitute medical devices and be subject to regulation. These laws require that manufacturers adhere to certain standards designed to ensure that the medical devices are safe and effective. Under the FDC Act, each medical device manufacturer must comply with requirements applicable to good manufacturing practices.

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

Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, an existing medical device obtain either 510(k) pre market notification clearance or pre market approval (“PMA”) before the manufacturer can market and sell those products in the United States. For proton therapy systems, a 510(k) pre market notification clearance is required prior to the system being used for treating patients. The 510(k) clearance process is applicable when the new product being developed is substantially equivalent to a legally marketed device. The process of obtaining 510(k) clearance generally takes at least one to three months from the date the application is filed and generally requires submitting supporting design and testing data, which can be extensive and can lengthen the process considerably beyond three months. After a product receives 510(k) clearance, any modifications or enhancements that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process may require a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with the manufacturer’s decision, it may retroactively require the manufacturer to submit a request for 510(k) pre-market notification clearance and can require the manufacturer to cease marketing and/or recall the product until 510(k) clearance is obtained. If we cannot establish that a proposed product is substantially equivalent to a legally marketed device, we must seek pre-market approval through a PMA application. Under the PMA process, the applicant must generally conduct at least one clinical protocol and submit extensive supporting data and clinical information in the PMA application to prove the safety and effectiveness of the product. This process typically takes at least one to two years from the date the pre-market approval is accepted for filing, but can take longer for the FDA to review. To date, we have produced Class 1 medical devices, which require no pre-market approvals or clearances, and Class 2 medical devices, which require only 510(k) clearance. Our x-ray tubes and flat panel detectors are Class 1 medical devices, while all of the products produced by our Oncology Systems segment and the proton therapy systems manufactured by our Varian Particle Therapy business are Class 2 medical devices.

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

It is also important that our products comply with electrical safety and environmental standards, such as those of Underwriters Laboratories (“UL”), the Canadian Standards Association (“CSA”), and the International Electrotechnical Commission (“IEC”). In addition, the manufacture and distribution of medical devices utilizing radioactive by-product material requires a specific radioactive material license. Manufacture and distribution of these radioactive sources and devices also must be in accordance with an approved NRC certificate, or an Agreement State registration certificate. Service of these products must be in accordance with a specific radioactive materials license. We are also subject to a variety of additional environmental laws regulating our manufacturing operations and the handling, storage, transport and disposal of hazardous materials, and which impose liability for the cleanup of any contamination from these materials. For a further discussion of these laws and regulations, see “MD&A—Environmental Remediation Liabilities.”

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

The federal government and the Congress review and adjust rates annually, and from time to time consider various Medicare and other healthcare reform proposals that could significantly affect both private and public reimbursement for healthcare services, including radiotherapy and radiosurgery, in hospitals and free-standing clinics. We have seen our customers’ decision-making process complicated by the uncertainty surrounding Medicare reimbursement rates for radiotherapy and radiosurgery in the United States. In recent years, we have also seen dramatic reductions in Medicare reimbursements for diagnostic radiology. We believe reductions in these Medicare reimbursement rates have reduced demand for medical x-ray imaging equipment, such as CT scanners, which have negatively impacted demand for our x-ray tube and flat panel detector products. State government reimbursement for services is determined pursuant to each state’s Medicaid plan, which is established by state law and regulations, subject to requirements of federal law and regulations. The Balanced Budget Act of 1997 revised the Medicaid program to give each state more control over coverage and payment issues. In addition, the U.S. Centers for Medicare and Medicaid Services (“CMS”) has granted many states waivers to allow for greater control of the Medicaid program at the state level. The impact on our business of this greater state control on Medicaid payment for diagnostic services remains uncertain.

We are continuing to evaluate the recently enacted Affordable Health Care for America Act. Specifically, one of the components of the new law is a 2.3% excise tax on sales of most medical devices, which include our Oncology Systems products, starting in 2013. This tax may put increased pressure on medical device manufacturers and purchasers, and may lead our customers to reduce their orders for products we produce or to request that we reduce the prices we charge for our products in order to offset the tax. Other elements of this new legislation, including comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots) and other provisions, could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, including the demand and availability of our products, the reimbursement available for our products from governmental and third-party payors, and reduced medical procedure volumes.

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

The European Union (“EU”) implemented a medical device directive that requires us to affix the CE mark to our products in order to sell them in member countries of the EU. The CE mark is an international symbol of adherence to certain essential principles of safety and effectiveness, which once affixed, enables a product to be sold in member countries of the EU. The CE mark is also recognized in many countries outside the EU, such as Australia, and can assist in the clearance process. In order to receive permission to affix the CE mark to our products, we must obtain Quality System certification, e.g., ISO 13485, and must otherwise have a quality management system that complies with the EU medical device directives. The ISO promulgates standards for certification of quality assurance operations. We are certified as complying with the ISO 9001 for our SIP products and ISO 13485 for our medical devices. Several Asian countries, including Japan and China, have adopted regulatory schemes that are comparable, and in some cases more stringent, than the EU scheme. To import medical devices into Japan, the requirements of Japan’s New Medical Device Regulation must be met and a “shonin,” the approval to sell medical products in Japan, must be obtained. Similarly, in China a registration certification issued by the State Food and Drug Administration and a China Compulsory Certification mark for certain products are required to sell medical devices in that country. Obtaining such certifications on our products can be time-consuming and can cause us to delay marketing or sales of certain products in such countries. Similarly, prior to selling a device in Canada, manufacturers of Class II, III and IV devices must obtain a medical device license. We sell Class II and Class III devices in Canada. Additionally, many countries have laws and regulations relating to radiation and radiation safety that also apply to our products. In most countries, radiological regulatory agencies require some form of licensing or registration by the facility prior to acquisition and operation of an x-ray generating device or a radiation source. The handling, transportation and the recycling of radioactive metals and source materials are also highly regulated.

A number of countries, including the members of the EU, have implemented or are implementing regulations that would require manufacturers to dispose, or bear certain disposal costs, of products at the end of a product’s useful life and restrict the use of some hazardous substances in certain products sold in those countries. For a further discussion of these regulations, see “MD&A—Critical Accounting

Estimates and Environmental Remediation Liabilities.” Also, many countries where we sell our products have legislation protecting the confidentiality of personal information and the circumstances under which such information may be released for inclusion in our databases, or released to third parties.

Patent and Other Proprietary Rights

We place considerable importance on obtaining and maintaining patent, copyright and trade secret protection for significant new technologies, products and processes, because of the length of time and expense associated with bringing new products through the development process and to the marketplace.

We generally rely upon a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our proprietary rights in the developments, improvements and inventions that we have originated and which are incorporated in our products or that fall within our fields of interest. As of October 1, 2010, we owned 267 patents issued in the United States and 74 patents issued throughout the rest of the world and had 341 patent applications on file with various patent agencies worldwide. We intend to file additional patent applications as appropriate. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We also have agreements with third parties that provide for licensing of patented or proprietary technology, including royalty-bearing licenses and technology cross-licenses.

Environmental Matters

For a discussion of environmental matters, see “Government Regulation—Foreign Regulation” and “MD&A—Environmental Remediation Liabilities,” which discussions are incorporated herein by reference.

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

We are also exposed to other economic, political and other risks inherent in doing business globally. For an additional discussion of these risks, see “Risk Factors.”

For a discussion of financial information about geographic areas, see Note 14, “Segment Information” of the Notes to the Consolidated Financial Statements.

Discontinued Operations

In September 2008, we approved a plan to sell Research Instruments, which developed, manufactured and serviced highly customized scientific instrument components and systems for fundamental and applied physics research primarily for national research laboratories worldwide. The sale of Research Instruments was completed in the second quarter of fiscal year 2009. In fiscal year 2010, we recognized an additional loss of $7.1 million for additional cost to settle one customer contract and estimated costs to complete and settle the other customer contract, both of which were related to the sale of Research Instruments. We have classified Research Instruments as a discontinued operation in our Consolidated Statements of Earnings and Consolidated Balance Sheets for all periods presented. See Note 15, “Discontinued Operations” of the Notes to the Consolidated Financial Statements for detailed discussion. The operations of Research Instruments were conducted from Bergisch Gladbach, Germany. Research Instruments was previously included with the Varian Particle Therapy business, which is reported under the “Other” category in Note 14, “Segment Information” of the Notes to the Consolidated Financial Statements. We decided to sell Research Instruments in order to focus exclusively on the development of our Varian Particle Therapy business.

Employees

We had approximately 5,300 full-time and part-time employees worldwide, 3,100 in the United States and 2,200 elsewhere at October 1, 2010. None of our employees based in the United States are unionized or subject to collective bargaining agreements. Employees based in some foreign countries may, from time to time, be subject to collective bargaining agreements. We currently consider our relations with our employees to be good.

Information Available to Investors

As soon as reasonably practicable after our filing or furnishing the information to the SEC we make the following available free of charge on the Investors page of our website http://www.varian.com: our annual reports on Form 10-K; quarterly reports on Form 10-Q; and current reports on Form 8-K (including any amendments to those reports); and our proxy statements. Our Code of Business Ethics, Corporate Governance Guidelines and the charters of the Audit Committee, Compensation and Management Development Committee and Nominating and Corporate Governance Committee are also available on the Investors page of our website. Please note that information on, or that can be accessed through, our website is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Executive Officers of the Registrant

The biographical summaries of our executive officers, as of October 1, 2010, as of are as follows:

Name	Age	Position
Timothy E. Guertin	61	President and Chief Executive Officer
Dow R. Wilson	51	Corporate Executive Vice President and President, Oncology Systems
Elisha W. Finney	49	Corporate Senior Vice President, Finance and Chief Financial Officer
Robert H. Kluge	64	Corporate Senior Vice President and President, X-ray Products
Tai-yun Chen	58	Corporate Vice President, Finance and Corporate Controller
John W. Kuo	47	Corporate Vice President, General Counsel and Corporate Secretary

Timothy E. Guertin has been Chief Executive Officer since February 2006 and President since August 2005. Previously, Mr. Guertin served as Chief Operating Officer from October 2004 to February 2006, and Corporate Executive Vice President from October 2002 to August 2005. Mr. Guertin also served as President of our Oncology Systems business unit from 1992 to January 2005. Mr. Guertin was Corporate

Vice President from 1992 to 2002. Mr. Guertin has held various other positions in the medical systems business during his 34 years with the Company. Mr. Guertin holds a B.S. degree in electrical engineering and computer science from the University of California at Berkeley.

Dow R. Wilson was appointed Corporate Executive Vice President and President, Oncology Systems in August 2005. Mr. Wilson served as Corporate Vice President and President, Oncology Systems from January 2005 to August 2005. Prior to joining the Company in January 2005, Mr. Wilson was Chief Executive Officer of the Healthcare-Information Technologies business in General Electric (a diversified technology and services company), from 2003 to 2005. Previously, Mr. Wilson served as General Manager, Surgical, x-ray and Interventional Businesses and General Manager, Functional Imaging of the Healthcare-Information Technologies business from 2002 to 2003, and was General Manager, Computed Tomography of the Healthcare-Information Technologies business from 2000 to 2002. During the previous 15 years, Mr. Wilson held various management positions within General Electric. Mr. Wilson holds a B.A. degree in English from Brigham Young University and an M.B.A. degree from Dartmouth’s Amos Tuck School of Business. Mr. Wilson has served on the board of directors of Saba Software, Inc. (an e-learning software provider) since August 2006.

Elisha W. Finney was appointed Corporate Senior Vice President, Finance, in addition to being Chief Financial Officer, in January 2005. Ms. Finney was Corporate Vice President and Chief Financial Officer from April 1999 to January 2005. Ms. Finney has held various other positions during her 22 years with the Company including Treasurer. Ms. Finney holds a B.B.A. degree in risk management and insurance from the University of Georgia and an M.B.A. degree from Golden Gate University in San Francisco. Ms. Finney was appointed a director of Thoratec Corporation (a medical device manufacturer) in June 2007.

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

Tai-yun Chen was appointed Corporate Vice President, Finance and Corporate Controller in August 2006. From February 2006 to August 2006, Ms. Chen served as the Company’s Operations Controller. Prior to that, from January 2002 to February 2006, Ms. Chen was the Company’s Assistant Corporate Controller, and from 2000 to January 2002 Ms. Chen was the Company’s Director of Corporate Accounting. Ms. Chen has served in various accounting management positions throughout the Company during her 27 years with the Company. Ms. Chen holds a bachelor’s degree in economics from the National Chung Chi University in Taiwan and a master’s degree in managerial economics from the University of California at Santa Barbara.

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

IF OUR PRODUCTS AND PRODUCT LINES FAIL TO CONTINUE TO MEET CUSTOMER DEMANDS, OUR PRODUCTS MAY BECOME LESS USEFUL OR OBSOLETE AND OUR OPERATING RESULTS WILL SUFFER

We believe that IMRT, including VMAT, and IGRT have become accepted standards for treatment in the radiation oncology market. Demand for our IMRT and IGRT products have been historical drivers for our net orders and revenues in Oncology Systems and, because of the significance of Oncology Systems, on our business in general. We recently introduced UNIQUE, a low-energy linear accelerator for more price sensitive markets in international regions, and TrueBeam, a new line of linear accelerators for radiotherapy and radiosurgery, to meet the evolving needs of our IMRT and IGRT customers. We also believe that our RapidArc products for VMAT, are a significant advance in IMRT treatments and can help drive longer term demand for our linear accelerators and IMRT-related products. Orders for these new products and products lines have contributed greatly to our recent orders growth and are keys to our future success. If our customers do not purchase these products or if future studies call into question the effectiveness of these or our other IMRT or IGRT products (including other VMAT products) or show negative side effects, or if other more effective technologies are introduced, our net orders, revenues and financial results could suffer. In addition, if third party information systems do not support our VMAT technology, customers that have third party information systems may not purchase our RapidArc products, which could negatively impact our net orders and revenues. As more institutions buy or upgrade to achieve these capabilities, the market for IMRT and IGRT products (including VMAT products) may become saturated. Alternatively, the marketplace may conclude that functions and features of our products should no longer be an element of a generally accepted diagnostic or treatment regimen. If this occurs, the market for our products may be adversely affected and they may become less useful or obsolete.

Our X-ray Products business sells products primarily to a small number of imaging system OEM customers who use our products in their medical diagnostic and industrial imaging systems. To succeed, we must provide x-ray tube and flat panel detector products that meet customer demands for lower cost, better product quality and superior technology and performance. Flat panel detectors for filmless x-ray imaging have been driving net orders and revenues in the X-ray Products segment, with our newly introduced radiographic panels accountable for a significant part of that expansion. If we are unable to continue to innovate our X-ray Products technology and anticipate our customers’ demands in the areas of cost, quality, technology and performance, then our customers may purchase from other tube or panel manufacturers (including the in-house operations of some of these customers), which would negatively impact this business.

In both the Oncology Systems and X-ray Products businesses, and in our other product lines, we may be unable to accurately anticipate changes in our markets and the direction of technological innovation and demands of our customers. Our competitors may develop products or processes that are superior to what we can then offer. If this occurs, the market for our products may be adversely affected and they may become less useful or obsolete. Any development adversely affecting the markets for our products would force us to reduce production volumes or to discontinue manufacturing one or more of our products or product lines and would reduce our revenues and earnings.

OUR SUCCESS DEPENDS ON THE SUCCESSFUL DEVELOPMENT, INTRODUCTION AND COMMERCIALIZATION OF NEW GENERATIONS OF PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCT LINES

Rapid change and technological innovation characterize the Oncology Systems market. Our products often have long development and government approval cycles, so we must anticipate changes in the marketplace, in technology and in customer demands. Our success depends on the successful development, introduction and commercialization of new generations of products, treatment systems and enhancements to and/or simplification of existing product lines. Our Oncology Systems products, including new products such as TrueBeam and RapidArc, are technologically complex and must keep pace with, if not be superior to, the products of our competitors. Our X-ray Products business must also continually develop improved and lower cost products. We are making significant investments in long-term growth initiatives, such as development of our SIP and Particle Therapy businesses, and expect that we will need more investment to develop and commercialize the products and technology for these businesses. Accordingly, many of our products may require significant planning, design, development and testing, as well as significant capital commitments, involvement of senior management and other investments on our part. We may need to spend more time and money than we expect to develop and introduce new products or enhancements and, even if we succeed, they may not be sufficiently profitable that we are able to recover all or a meaningful part of our investment. Once introduced, new products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete, and could adversely impact our revenues and operating results. Compliance with regulations, competitive alternatives, and shifting market preferences may also impact our success with new products or enhancements.

Our ability to successfully develop and introduce new products and product enhancements and simplifications, and the revenues and costs associated with these efforts, are affected by our ability to:

•	properly identify customer needs;

•	prove the feasibility of new products;

•	limit the time required from proof of feasibility to routine production;

•	comply with internal quality assurance systems and processes timely and efficiently;

•	limit the timing and cost of regulatory approvals;

•	accurately predict and control costs associated with inventory overruns caused by phase-in of new products and phase-out of old products;

•	price our products competitively and profitably;

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

New products generally take longer to install than well-established products. Because a portion of a product’s revenue is generally tied to installation and acceptance of the product, our recognition of revenue associated with new products may be deferred longer than expected. In addition, even if we succeed in our product introductions, potential customers may not decide to upgrade their equipment, or customers may delay delivery of some of our more sophisticated products because of the longer preparation and renovation of treatment rooms required. As a result, our revenues and other financial results could be adversely affected.

ROUGHLY HALF OF OUR REVENUES ARE INTERNATIONAL, AND ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS COULD ADVERSELY AFFECT OUR SALES OR MAKE THEM LESS PREDICTABLE

We conduct business globally. Our international revenues accounted for approximately 57%, 50% and 52% of revenues from continuing operations during fiscal years 2010, 2009 and 2008, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so, although we cannot be sure we will be able to meet our sales, service and support objectives or obligations, or recover our investments. Accordingly, our future results could be harmed by a variety of factors, including:

•	the difficulties in enforcing agreements and collecting receivables through many foreign country’s legal systems;

•	the longer payment cycles associated with many foreign customers;

•	the imposition by foreign countries of additional taxes, tariffs or other restrictions on foreign trade;

•	the lower sales prices and gross margins usually associated with sales of our products in international regions;

•	the longer period from shipment to revenue recognition that generally results in greater revenue recognition deferrals and higher backlog;

•	any inability to obtain export licenses and other required export or import licenses or approvals;

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

Although our orders and sales fluctuate from period to period, in recent years our international regions have represented a larger share of our business. The more we depend on sales in international regions, the more vulnerable we become to these factors.

As of October 1, 2010, 92% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation and our overall tax rate and our results of operations could suffer.

Our effective tax rate is impacted by tax laws in both the United States and in the respective countries in which our international subsidiaries do business. Earnings from our international regions are generally taxed at rates lower than U.S. rates. A decrease in the percentage of our total earnings from international regions, or a change in the mix of international regions among particular tax jurisdictions, could increase our effective tax rate. Also, we are not currently taxed in the United States on certain undistributed earnings of certain foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes should they either be deemed or actually remitted to the United States, or if tax laws change, in which case our financial results could be adversely affected. In addition, Congress has recently considered proposals that would significantly change U.S. taxation of U.S.-based multinational corporations. Although we cannot predict whether or in what form Congress would enact any such proposals, legislation of this type could negatively impact our effective tax rate and adversely affect our financial results.

OUR RESULTS HAVE BEEN AND MAY CONTINUE TO BE HARMED BY THE WORLDWIDE ECONOMIC DOWNTURN

Since fiscal year 2008, the global economy has been impacted by the sequential effects of the subprime lending crisis; the credit market crisis; collateral effects on the finance and banking industries; volatile currency exchange rates and energy costs; concerns about inflation (deflation), slower economic activity, consumer confidence, corporate profits and capital spending, adverse business conditions, liquidity and unemployment. These conditions have shrunk capital equipment budgets, slowed decision-making, made financing for large equipment purchases more expensive and more time consuming to obtain, and made it difficult for our customers and our vendors to accurately forecast and plan future business activities. This, in turn, has caused and may continue to cause our customers to freeze or dramatically reduce purchases and capital project expenditures, and may result in consolidation of our customers. Even with economic recovery, it may take time for our customers to establish new budgets and return to normal purchasing patterns. These conditions may also disrupt supply if vendors consolidate or go out of business. As with our customers and vendors, such conditions make it more difficult for us to accurately forecast and plan our future business activities. We cannot predict the strength or sustainability of an economic recovery, in general or specifically in the healthcare industry. Historically, our business has felt the effects of market trends later than other sectors in the healthcare industry, such as diagnostic radiology, and we may experience the effects of any economic recovery later than others in the healthcare industry. A continued weak or deteriorating healthcare market would inevitably adversely affect our business, financial conditions and results of operations. Also, while the economic downturn has primarily affected our business in North America, other economic turmoil, such as the banking and currency instability in Greece and other European countries, may negatively affect our international business.

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

Specifically, one of the components of the new law is a 2.3% excise tax on sales of most medical devices, which include our Oncology Systems products, starting in 2013. The Congressional Budget Office estimates that the total cost to the medical device industry could exceed $20 billion over ten years. This tax may put increased pressure on medical device manufacturers and purchasers, and may lead our customers to reduce their orders for products we produce or to request that we reduce the prices we charge for our products in order to off-set the tax. Other elements of this new legislation, including comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots) and other provisions, could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, including the demand and availability of our products, the reimbursement available for our products from governmental and third-party payors, and reduced medical procedure volumes.

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

CHANGES TO RADIATION ONCOLOGY REIMBURSEMENTS MAY AFFECT DEMAND FOR OUR PRODUCTS

Sales of our healthcare products indirectly depend on whether adequate reimbursement is available to our customers from a variety of sources, such as government healthcare insurance programs, including the Medicare and Medicaid programs; private insurance plans; health maintenance organizations; and preferred provider organizations. In general, third-party payors in the United States are increasingly cost-conscious, and we cannot be sure that they will reimburse our customers at levels sufficient to enable us to achieve or maintain sales and price levels for our products in this market. Without adequate support from third-party payors, the market for our products may be limited. There is no uniform policy on reimbursement among third-party payors, nor can we be sure that procedures using our products will qualify for reimbursement from third-party payors. Once Medicare has made a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually. Private third-party payors, although independent from Medicare, sometimes use portions of Medicare reimbursement policies and payment amounts in making their own reimbursement decisions. As a result, decisions by the U.S. Centers for Medicare and Medicaid Services (“CMS”) to reimburse for a treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a treatment sometimes extend to third-party payor reimbursement policies and amounts for that treatment. We have seen our customers’ decision-making process complicated by the uncertainty surrounding Medicare reimbursement rates for radiotherapy and radiosurgery in the United States. From time to time, CMS and third party payors may review and modify the factors upon which they rely to determine appropriate levels of reimbursement for cancer treatments. For example, CMS and third-party payors have begun to focus on the comparative effectiveness of radiation therapy versus other methods of cancer treatment, and could modify reimbursement rates based on the results of comparative effectiveness studies. If comparative effectiveness studies are not available, or if available studies show that other cancer treatments are more effective than radiotherapy or radiosurgery, reimbursement rates for radiotherapy or radiosurgery could be reduced. Any significant cuts in reimbursement rates for radiotherapy, radiosurgery, proton therapy or brachytherapy, or concerns or proposals regarding further cuts, could further increase uncertainty, influence our customers’ decisions, reduce demand for our products, cause customers to cancel orders and have a material adverse effect on our revenues and stock price.

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

While we use hedging strategies to help offset the effect of fluctuations in foreign currency exchange rates, the protection these strategies provide is affected by the timing of transactions, and the effectiveness of those strategies, the number of transactions that are hedged, forecast volatility and the extent to which exchange rates have changed. If our hedging strategies do not offset these fluctuations, our revenues and other operating results may be harmed. In addition, movement in foreign currency exchange rates could impact our financial results positively or negatively in one period and not another, making it more difficult to compare our financial results from period to period. Furthermore, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act contains provisions which may impact our existing hedging strategies, but we cannot predict those effects at this time.

In addition, long-term movements in foreign currency exchange rates can also affect the competitiveness of our products in the local currencies of our international customers. Even though our international sales are mostly in local currencies, our cost structure is weighted towards the U.S. dollar. The volatility of the U.S. dollar that we have experienced over the last several years has affected the competitiveness of our pricing against our foreign competitors, some of which may have cost structures based in other currencies, either helping or hindering our international order and revenue growth, thereby affecting our overall financial performance and results. Changes in monetary or other policies here and abroad, including as a result of the economic downturn or in reaction thereto, or in the United States as a result of a change in the U.S. laws or regulations, would also likely affect foreign currency exchange rates.

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

Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices and other devices that deliver radiation. Because our products are involved in the intentional delivery of radiation to the human body; other situations where people may come in contact with radiation (for example, when our SIP products are being used to scan cargo); the collection and storage of patient treatment data for medical analysis and treatment delivery; the planning of radiation treatment and diagnostic imaging of the human body; and the diagnosing of medical problems, the possibility for significant injury and/or death exists. Our medical products operate within our customers’ facilities and network systems, and under quality assurance procedures established by the facility that ultimately result in the delivery of radiation to patients. Human and other errors or accidents may arise from the operation of our products in complex environments with products from other vendors, where interoperability or data sharing protocol may not be optimized even though the equipment or system operate according to specifications. As a result, we may face substantial liability to patients, our customers and others for damages resulting from the faulty, or allegedly faulty, design, manufacture, installation, servicing, support, testing or interoperability of our products, or their misuse or failure, as well as liability related to the loss or misuse of private patient data. We may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in our products, or the installation, servicing and support of our products. Any accident or mistreatment could subject us to legal costs, adverse publicity and damage to our reputation, whether or not our products or services were a factor. Adverse publicity regarding any accidents or mistreatments, even ones that do not involve our products, could cause patients to be less receptive to radiotherapy treatments, causing them to question the efficacy of radiation therapy and seek other methods of treatment and adversely impacting our business. Adverse publicity could also result in additional regulation of radiation therapy, medical devices or the healthcare industry in general. Increased regulatory activities could adversely affect our ability to promote, manufacture and sell our products, and therefore negatively impact our business and results of operations.

In addition, if a product we design or manufacture were defective (whether due to design, labeling or manufacturing defects, improper use of the product or other reasons), we may be required to recall the product and notify regulatory authorities. The adverse publicity resulting from a recall could damage our reputation and cause customers to review and potentially terminate their relationships with us. A product recall could consume management time and have an adverse financial impact on our business, including incurring substantial costs, lost revenues and loss accruals under GAAP that may cause our quarterly results to fluctuate.

We maintain limited product liability insurance coverage and currently self-insure professional liability/errors and omissions liability. Our product liability insurance policies are expensive and have high deductible amounts and self-insured retentions. Our insurance coverage may also prove to be inadequate, and future policies may not be available on acceptable terms or in sufficient amounts, if at all. If a material claim is successfully brought against us relating to a self-insured liability or a liability that is in excess of our insurance coverage, or for which insurance coverage is denied or limited, we could have to pay substantial damages, which could have a material adverse effect on our financial position and results of operation.

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

OPEN ARCHITECTURE IS BECOMING INCREASINGLY IMPORTANT, AND SALES OF OUR PRODUCTS COULD FALL IF WE FAIL TO ACHIEVE THIS

As radiation oncology treatment becomes more complex, our customers are increasingly focusing on ease-of-use and interconnectivity. Our equipment and software is highly sophisticated and requires a high level of training and education to use them competently and safely, a requirement made even more important because they work together within integrated environments. We have directed substantial product development efforts into (i) greater interconnectivity of our products for more seamless operation within a system, (ii) enhancing the ease of use of our software products and (iii) reducing setup and treatment times and increasing patient throughput. We have emphasized maintaining an “open systems” approach that allows customers to “mix and match” our various individual products, incorporate products from other manufacturers, share information with other systems or products and use the equipment for offering various methods of radiation therapy treatment. We have done this based on our belief that such interconnectivity will increase the acceptance and adoption of IMRT, IGRT and VMAT and will stimulate demand for our products. We face competition though from “closed-ended” dedicated-use systems that place simplicity of use ahead of flexibility. If we have misjudged the importance to our customers of maintaining an “open systems” approach, or if we are unsuccessful in our efforts to enable greater interconnectivity, enhance ease-of-use and reduce setup and treatment times, our revenues could suffer.

Obtaining and maintaining this interoperability and compatibility can be costly and time-consuming. While we try to use standard published protocols for communication with other widely used radiation oncology products manufactured by other companies, if this cannot be done, we may need to develop individual interfaces so that our products communicate correctly. When other companies modify the design or functionality of their products, this may affect their compatibility with our products. When we implement design improvements to our products, customers may be reluctant to adopt our new technology due to interoperability issues. For example, a clinic may be unwilling to implement one of our new technologies because its third-party software does not yet communicate correctly with our new product. Our ability to obtain compatibility with products of other companies may depend on our ability to obtain adequate information from them regarding their products. In many cases, these third parties are our competitors and may schedule their product changes and delay their release of relevant information to us to place us at a competitive disadvantage. When we modify our products to make them interoperable or compatible with third-party products, we may be required to obtain additional regulatory clearances. This process is costly and could delay our ability to release our products for commercial use. It is also possible that, despite our best efforts, we may not be able to make our products interoperable or compatible with widely used third-party products or may only be able to do so at a prohibitive expense, making our products less attractive or more costly to our customers.

PROTECTING OUR INTELLECTUAL PROPERTY CAN BE COSTLY AND WE MAY NOT BE ABLE TO MAINTAIN LICENSED RIGHTS, AND IN EITHER CASE OUR COMPETITIVE POSITION WOULD BE HARMED IF WE ARE NOT ABLE TO DO SO

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

We also rely on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title (including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties), to protect our proprietary rights. These protections may prove inadequate, since agreements may still be breached and we may not have adequate remedies for a breach, and our trade secrets may otherwise become known to or be independently developed by others. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace, but unauthorized third parties may still use them. We also have agreements with third parties that license to us certain patented or proprietary technologies. In some cases products with substantial revenues may depend on these license rights. If we were to lose the rights to license these technologies, or our costs to license these technologies were to materially increase, our business would suffer.

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

We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier, such as the radioactive sources for high dose afterloaders, klystrons for linear accelerators, transistor arrays and cesium iodide coatings for flat panel detectors, and specialized integrated circuits, x-ray tube targets, housings, glassframes and various other x-ray tube components. If we lose any of these suppliers or if their operations were substantially interrupted, we would be required to obtain and qualify one or more replacement suppliers, which may then also require us to redesign or modify our products to incorporate new parts and/or further require us to obtain clearance, qualification or certification of such product by the FDA or other applicable regulatory approvals in other countries. Events like these could significantly increase costs for the affected product and likely cause material delays in delivery of that and other related products. Although we have insurance to protect against business interruption loss, this insurance coverage may not be adequate or continue to remain available on acceptable terms, if at all. Additionally, some of our suppliers, including some of our single-source suppliers, supply components for certain of our rapidly growing product lines. Manufacturing capacity limitations of any of these suppliers or other inability of these suppliers to meet increasing demand could adversely affect us, resulting in curtailed growth opportunities for any of our product lines. Shortage of, and greater demand for, components and subassemblies could also increase manufacturing costs by increasing prices. Disruptions or loss of any of our limited- or sole-source components or subassemblies or the capacity limitations of the suppliers for these components or subassemblies, including the ones referenced above, could adversely affect our business and financial results and could damage our customer relationships.

A SHORTAGE OF RAW MATERIALS COULD RESTRICT OUR ABILITY TO MANUFACTURE PRODUCTS, CAUSE DELAYS, OR SIGNIFICANTLY INCREASE OUR COST OF GOODS

We rely upon the supplies of certain raw materials such as tungsten, lead and copper for Oncology Systems and SIP; copper, lead, tungsten, rhenium, molybdenum zirconium, and various high grades of steel alloy for X-ray Products, and high-grade steel, high-grade copper and iron for the Varian Particle Therapy business. Demand for these raw materials both within the United States and from foreign countries, such as China, has increased over the last few years, resulting in limited supplies and higher prices. Worldwide demand, availability and pricing of these raw materials have been volatile, and we expect that availability and pricing will continue to fluctuate in the future. If supplies are restricted and prices increase, this could constrain our manufacturing of affected products, reduce our profit margins or otherwise adversely affect our business.

CONSOLIDATION AMONG OUR ONCOLOGY SYSTEMS CUSTOMERS COULD ADVERSELY AFFECT OUR SALES OF ONCOLOGY PRODUCTS

We have seen and may continue to see some consolidation among our customers in our Oncology Systems business, as hospitals and clinics combine through mergers and acquisitions, and as they join group purchasing organizations or affiliated enterprises. As customers consolidate, the volume of product sales to these customers might decrease. Alternatively, order size may increase as what were previously more than one customer combine orders as one entity. As a result, the purchasing cycle for our Oncology Systems products could lengthen, as orders increase in size and require more customer approvals. Both increased order size and extended purchasing cycles could cause our net orders to be more volatile and less predictable. In addition, group purchasing organizations often focus on pricing as the determinant in making purchase decisions. A reduction in net orders could affect the level of future revenues, which would adversely affect our operating results, financial condition, and the price of VMS common stock.

WE SELL OUR X-RAY TUBES TO A LIMITED NUMBER OF OEM CUSTOMERS, MANY OF WHICH ARE ALSO OUR COMPETITORS, AND A REDUCTION IN BUSINESS BY ONE OR MORE OF THESE CUSTOMERS OR CONSOLIDATION OF CUSTOMERS COULD REDUCE OUR SALES

There has been a consolidation of diagnostic imaging systems manufacturers over the past few years, including the consolidation of these customers into companies that already manufacture x-ray tubes. If this continues, we could experience less predictable and reduced sales of our x-ray tube products. In addition, the economic downturn has made it difficult for our OEM customers to accurately forecast and plan future business activities, and we saw our x-ray business impacted in fiscal year 2009 by inventory reduction efforts at some of these customers. In recent years, we have also seen dramatic reductions in Medicare reimbursements for diagnostic radiology. We believe reductions in these Medicare reimbursement rates have reduced demand for medical x-ray imaging equipment, such as CT scanners, which have negatively impacted demand for our x-ray tube products. Also, because we sell our x-ray products to a limited number of OEM customers and many of them are also our competitors with in-house x-ray tube manufacturing operations, we could experience the loss of, or reduction in purchasing volume by, one or more of these customers if they lower external sourcing costs. Such a loss or reduction could have a material adverse effect on our X-ray Products business.

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

IF WE ARE UNABLE TO PROVIDE THE SIGNIFICANT EDUCATION AND TRAINING REQUIRED FOR THE HEALTHCARE MARKET TO ACCEPT OUR PRODUCTS, OUR BUSINESS WILL SUFFER

In order to achieve market acceptance for our radiation therapy products, we often need to educate physicians about the use of a new treatment procedure such as IMRT, IGRT, VMAT, stereotactic radiosurgery or proton therapy, overcome physician objections to some of the effects of the product or its related treatment regimen, convince healthcare payors that the benefits of the product and its related treatment process outweigh its costs and help train qualified physicists in the skilled use of our products. For example, the complexity and dynamic nature of IMRT and IGRT requires significant education of hospital personnel and physicians regarding the benefits of IMRT and IGRT and the required departures from their customary practices. Further, the complexity and high cost of proton therapy requires similar significant education, as well as education regarding construction and facility requirements. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of IMRT, IGRT, VMAT, stereotactic radiosurgery and proton therapy generally and to encourage the acceptance and adoption of our products for these technologies. Future products may not gain significant market acceptance among physicians, patients and healthcare payors, even if we spend significant time and expense on their education.

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

Integrating an acquisition can also be expensive and time-consuming, and may strain our resources. It may cost us more to commercialize new products than we originally anticipated, as we are experiencing with our proton therapy systems, which could impact our results of operations. In many instances, integrating a new business will also involve implementing or improving internal controls appropriate for a public company at a business that lacks them. In addition, we may be unable to retain the employees of acquired companies, or the acquired company’s customers, suppliers, distributors or other partners for a variety of reasons, including the fact that these entities may be our competitors or may have close relationships with our competitors.

Further, we may find that we need to restructure or divest acquired businesses, or assets of those businesses. Even if we do so, an acquisition may not produce the full efficiencies, growth or benefits we expected. If we decide to sell assets or a business, as we did in fiscal year 2008 with Research Instruments, it may be difficult to identify buyers or alternative exit strategies on acceptable terms, in a timely manner, or at all, which could delay the accomplishment of our strategic objectives, or we may dispose of a business at a lower price or on less advantageous terms than we had anticipated.

We account for our acquisitions under the purchase method of accounting. Under this method, we allocate the total purchase price to the acquired businesses’ tangible assets and liabilities, identifiable intangible assets and in-process research and development costs based on their fair values as of the date of the acquisition, and record the excess of the purchase price over those fair values as goodwill. If we fail to achieve the anticipated growth from an acquisition, or if we decide to sell assets or a business, we may be required to recognize an impairment loss on the write down of our assets and goodwill, which could adversely affect our financial results. In addition, acquisitions can result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges, any of which could harm our business and affect our financial results.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY RESOLVE RESIDUAL ISSUES RELATED TO THE SALE OF OUR RESEARCH INSTRUMENTS BUSINESS

In the second quarter of fiscal year 2009, we completed the sale of Research Instruments. We retained the responsibility for one contract as of the end of fiscal year 2010. We have incurred, and may continue to incur, additional costs beyond those expected with the remaining contract which could adversely affect our financial condition. Continued efforts related to managing the remaining contract have required, and may likely continue to require, a substantial amount of management, administrative, financial and operational resources, particularly as unanticipated difficulties with the fulfillment of these contracts are encountered. These demands may distract our employees and management from the day-to-day operation of our other businesses. If we are not able to successfully resolve these residual retained responsibilities in a timely manner, we may be subject of lawsuits, financial penalties and costs and further management, administrative and operational distraction, all of which may adversely affect our business, results of operations and financial condition.

WE WORK WITH DISTRIBUTORS FOR SALES IN SOME TERRITORIES, AND LOSING THEM COULD HARM OUR REVENUES IN THAT TERRITORY

We have strategic relationships with a number of key distributors for sales and service of our products, principally in Europe and Asia. If these strategic relationships end and are not replaced, our revenues from product sales in these territories and/or ability to service our products in the territories serviced by these distributors could be adversely affected.

FLUCTUATIONS IN OUR OPERATING RESULTS, INCLUDING QUARTERLY NET ORDERS, REVENUES, AND MARGINS, MAY CAUSE OUR STOCK PRICE TO BE VOLATILE, WHICH COULD CAUSE LOSSES FOR OUR STOCKHOLDERS

We have experienced and expect in the future to experience fluctuations in our operating results, including net orders, revenues and margins. Drivers of orders include timing of announcement of and introduction of new products or product enhancements by us and our competitors, as well as changes or anticipated changes in third party reimbursement amounts or policies applicable to treatments using our products. Many of our products require significant capital expenditures by our customers. Accordingly, individual product orders can be quite large in dollar amounts, which can extend the customer purchasing cycle. We have experienced this with our IGRT products, and expect this to be even greater with our proton therapy products because of the high cost of the equipment and the complexity of project financing. In addition, the budgeting cycles of hospitals and clinics for capital equipment purchases are frequently fixed well in advance. As a result of the recent worldwide economic downturn and contraction in credit markets, as well as the uncertainty surrounding the impact of healthcare reform and changes to reimbursement rates, the purchasing cycle has extended and may extend even further as potential customers more closely scrutinize and prioritize their capital spending budgets, and analyze appropriate financing alternatives. In addition, some of our more sophisticated equipment, such as IGRT and proton therapy products, requires greater site preparation and longer construction cycles, which can delay customer decision cycles even further. The timing of when individual orders are placed, installation is accomplished and the revenues recognized affect our quarterly results.

Once orders are received, factors that may affect whether these orders become revenues and the timing include:

•

delay in shipment due, for example, to unanticipated construction delays at customer locations where our products are to be installed, cancellations or rescheduling by customers, extreme weather conditions, natural disasters or port strikes;

•	delay in the installation and/or acceptance of a product;

•	for proton therapy systems, failure to satisfy contingencies associated with an order;

•	the method of accounting used to recognize revenue;

•	timing of revenue recognition;

•	a change in a customer’s financial condition or ability to obtain financing; or

•	timing of appropriate regulatory approvals or authorizations.

Our quarterly operating results, including our margins, may also be affected by a number of other factors, including:

•	changes in our or our competitors’ pricing or discount levels;

•	changes in foreign currency exchange rates;

•	changes in the relative portion of our revenues represented by our various products, including the relative mix between higher margin and lower margin products;

•	changes in the relative portion of our revenues represented by the international regions;

•	fluctuation in our effective tax rate, which may or may not be known to us in advance;

•	disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services;

•	disruptions in our operations, including our ability to manufacture products, caused by events such as earthquakes, fires, floods, terrorist attacks or the outbreak of epidemic diseases;

•	changes in the general economic conditions or tightening of credit available to our customers;

•	the impact of changing levels of sales on sole purchasers of certain of our x-ray products;

•	the unfavorable outcome of any litigation or administrative proceeding or inquiry; and

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

We report on a quarterly and annual basis our net orders and backlog. It is important to understand that, unlike revenues, net orders and backlog are not governed by GAAP, and are not within the scope of the audit or reviews conducted by our independent registered public accounting firm; therefore, investors should not interpret our net orders or backlog in such a manner. Also, for the reasons set forth above, our net orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues. High levels of order cancellation or delays in customer purchase decisions or delivery dates will reduce the quarterly net orders and backlog and also affect the level of future revenues. Accordingly, we cannot be sure if or when orders will mature into revenues. Our net orders, backlog, revenues and net earnings in one or more future periods may fall below the expectations of securities analysts and investors. In that event, the trading price of VMS common stock would almost certainly decline.

THE FINANCIAL RESULTS OF OUR VARIAN PARTICLE THERAPY BUSINESS MAY FLUCTUATE AND BE UNPREDICTABLE

The acquisition of the business we now call Varian Particle Therapy should enable us to develop and offer products for delivering image-guided, intensity-modulated proton therapy for the treatment of cancer. Our success in this area will depend upon the wide-spread awareness, acceptance and adoption by the oncology market of proton therapy systems for the treatment of cancer. However, this technology may not be accepted as quickly as others.

Since proton therapy projects are highly customized and are generally large and more complex, planning for these projects will take more time and use more resources than those in the radiotherapy business conducted in our Oncology Systems segment. Due to its relatively large scale, the construction of a proton therapy facility requires significant capital investment and may involve complex project financing. The worldwide economic downturn resulted in a contraction in credit markets. To the extent this persists, it may make it more difficult for potential customers of this business to find appropriate financing for large proton therapy projects, which could cause them to delay or cancel their projects, or request our participation in financing arrangements or payment concessions in their agreements with us, which could impact our operating results. In addition, due to their size and complexity, the sales and customer decision cycles for proton therapy projects may take several years. As a result, the timing of these projects, and therefore our operating results for this business, may vary significantly from period to period.

We expect that a limited number of customers will account for a substantial portion of our Varian Particle Therapy business for the foreseeable future. Because an order for a proton therapy system can be relatively large, an order in one fiscal period will cause our financial results to vary significantly, making comparisons between fiscal periods more difficult. Further, the award of a proton therapy system orders may be subject to challenge by third parties, which can make the certainty of these orders unpredictable. If a customer cancels an order for a proton therapy system, such as recently occurred with the order for a proton therapy system for Skandion Kliniken in Sweden, it would negatively impact our orders in the fiscal period in which the order is cancelled and we would lose the opportunity for the product and services revenues that the order represents.

In addition, many of the components used in proton therapy equipment require a long lead time, which may require an increase in our levels of inventory. This may cause fluctuations in the operating results of our Varian Particle Therapy business that may make it difficult to predict our results and to compare our results from period to period.

Moreover, entrance into the proton therapy business may subject us to increased risk and potential liability. For example, because proton therapy projects are large in scale and require detailed project planning, failure to deliver on our commitments could result in greater than expected liabilities, as we could be required to indemnify business partners and customers for losses suffered or incurred if we are unable to deliver our products in accordance with the terms of customer contracts. Additionally, customers are requesting that the systems vendor, as the primary technology provider, provide guarantees for and suffer penalties in relation to the overall construction project, as well as in some situations participate in or provide project financing for the project. If we must establish special purpose entities to finance and manage a proton therapy project, we may be required to consolidate these special purpose entities in our financial statements. Since the cost of each proton therapy center project will generally exceed $100 million, the amount of potential liability and potential for financial loss may be higher than the levels historically assumed by us for our traditional radiation therapy business and may also exceed the project’s value. Insurance covering these contingencies may be unobtainable. If we cannot reasonably mitigate or eliminate these contingencies or risks, our ability to competitively bid upon proton center projects will be negatively impacted and we may be required to assume material amounts of potential liability, all of which may have adverse consequences to us. In addition, we have encountered and may encounter additional challenges in the commercialization of the proton therapy products, which may increase our research and development costs and delay the introduction of our products. This and other unanticipated events could adversely affect our business and make our results of operations unpredictable.

WE HAVE ENTERED INTO A CREDIT FACILITY AGREEMENT THAT RESTRICTS CERTAIN ACTIVITIES, AND FAILURE TO COMPLY WITH THIS AGREEMENT MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS, LIQUIDITY AND FINANCIAL POSITION

We maintain a revolving credit facility that contains restrictive financial covenants, including financial covenants that require us to comply with specified financial ratios. We may have to curtail some of our operations to comply with these covenants. In addition, our revolving credit facility contains other affirmative and negative covenants that could restrict our operating and financing activities. These provisions limit our ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets and pay dividends, and consummate certain mergers or acquisitions. Because of the restrictions on our ability to create or assume liens, we may find it difficult to secure additional indebtedness if required. Furthermore, if we fail to comply with the credit facility requirements, we may be in default. Upon an event of default if the credit agreement is not amended or the event of default is not waived, the lender could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If this happens, we may not be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if we were to obtain additional financing, that financing may be on unfavorable terms.

CHANGES IN INTERPRETATION OR APPLICATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES MAY ADVERSELY AFFECT OUR OPERATING RESULTS

We prepare our financial statements to conform to GAAP. These principles are subject to interpretation by the FASB, American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. In addition, when we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period and make it more difficult to compare our financial results to prior periods.

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

ENVIRONMENTAL LAWS IMPOSE COMPLIANCE COSTS ON OUR BUSINESS AND CAN ALSO RESULT IN LIABILITY

We are subject to environmental laws around the world. These laws regulate many aspects of our operations, including our handling, storage, transport and disposal of hazardous materials. They can also impose cleanup liabilities, including with respect to discontinued operations. As a consequence, we can incur significant environmental costs and liabilities, some recurring and reasonably predictable, and others not recurring or easily predicted. Although we follow procedures intended to comply with existing environmental laws, we, like other businesses, can never completely eliminate the risk of contamination or injury from certain materials that we use in our business and, therefore, the prospect of resulting claims and damage payments. We may also be assessed fines or penalties for failure to comply with environmental laws and regulations. Although insurance has provided coverage for portions of cleanup costs resulting from historical occurrences, we maintain only limited insurance coverage for costs or claims that might result from any future contamination.

Future changes in environmental laws could also increase our costs of doing business, perhaps significantly. Several countries, including some in the EU, now require medical equipment manufacturers to bear certain disposal costs, of products at the end of a product’s useful life, increasing our costs. The EU has also adopted a directive that may lead to restrictions on the use of certain hazardous substances in some of our products sold there. These directives, along with another that requires material disclosure information to be provided upon request, could increase our operating costs. All of these costs, and any future violations or liabilities under environmental laws or regulations, could have a material adverse effect on our business.

AS A STRATEGY TO ASSIST OUR SALES EFFORTS, WE MAY OFFER EXTENDED PAYMENT TERMS, WHICH MAY POTENTIALLY RESULT IN HIGHER DSO AND GREATER PAYMENT DEFAULTS

We offer longer or extended payment terms for qualified customers in some circumstances. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of October 1, 2010, customer contracts with extended payment terms of more than one year amounted to less than 1% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults and uncollectible accounts, which would affect our net earnings. Also, longer or extended payment terms have and may in the future result in an increase in our days sales outstanding.

DISRUPTION OF CRITICAL INFORMATION SYSTEMS COULD HARM OUR BUSINESS AND FINANCIAL CONDITION

Information technology helps us operate efficiently, interface with customers, maintain financial accuracy and efficiency, and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach. If our data management systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we report our operating results internally and externally.

OUR OPERATIONS ARE VULNERABLE TO INTERRUPTION OR LOSS DUE TO NATURAL OR OTHER DISASTERS, POWER LOSS, STRIKES AND OTHER EVENTS BEYOND OUR CONTROL

We conduct a significant portion of our activities, including manufacturing, administration and data processing at facilities located in the State of California and other seismically active areas that have experienced major earthquakes in the past. We carry limited earthquake insurance that may not be adequate or continue to be available at commercially reasonable rates and terms. A major earthquake or other disaster (such as a major fire, flood, volcanic eruption or terrorist attack) affecting our facilities, or those of our suppliers, could significantly disrupt our operations, and delay or prevent product manufacture and shipment during the time required to repair, rebuild or replace our or our suppliers’ damaged manufacturing facilities; these delays could be lengthy and costly. If any of our customers’ facilities are adversely affected by a disaster, shipments of our products could be delayed. In addition, our facilities, particularly those located in the western states of the United States, may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. Further, our products are typically shipped from a limited number of ports, and any disaster, strike or other event blocking shipment from these ports could delay or prevent shipments and harm our business. In addition, concerns about terrorism, the effects of a terrorist attack or an outbreak of epidemic diseases, such as the swine flu, could have a negative effect on our business operations, those of our suppliers and customers, and the ability to travel, resulting in adverse consequences on our revenues and financial performance.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of October 1, 2010, we owned and leased a total of approximately two million square feet of floor space for our office, manufacturing, research and development and other services worldwide. Our executive offices and our Oncology Systems management and some of our Oncology Systems manufacturing facilities are located in Palo Alto, California on 30 acres of land under leaseholds which expire in calendar year 2056. We own these facilities, which contain 465,279 square feet of aggregate floor space. We also own 47,699 square feet of space and two acres of land in Crawley, England. In Beijing, China we own 138,618 square feet of space located on five acres of land under a leasehold that expires in calendar year 2056. Our X-Ray Products business is located in Salt Lake City, Utah, where we own 38 acres of land and 340,812 square feet of space. In Las Vegas, Nevada, we own 191,422 square feet of floor space and 12 acres of land where our SIP Manufacturing and Oncology Systems Customer Services and Support operations are located. Two Las Vegas buildings and the related land have been pledged as collateral against loans with a balance of $5.6 million. The Ginzton Technology Center is located in Mountain View, California and it is under an operating lease that expires in calendar year 2011. The balance of our facilities are leased.

We are occupying substantially most of our productive space to develop, manufacture, service and market our products. We believe that our facilities and equipment are generally well maintained, in good operating condition and adequate for present operations.

Item 3.    Legal Proceedings

The following summarizes the current status of our previously reported legal proceedings.

Under the Amended and Restated Distribution Agreement dated as of January 14, 1999 and other associated agreements that govern the Spin-offs, we retained the liabilities related to the medical systems business and agreed to manage and defend claims related to legal proceedings and environmental matters arising from corporate and discontinued operations. Generally, Each of the spun-off subsidiaries is obligated to indemnify us for one third of these liabilities (after adjusting for any insurance proceeds we realize or tax benefits we receive), including certain environmental liabilities, and to indemnify us fully for liabilities arising from the operations of the business transferred to it as part of the Spin-offs. For a more detailed discussion of environmental costs and liabilities, see Note 9, “Commitments and Contingencies” to the Notes to the Consolidated Financial Statements, which is by this reference incorporated herein.

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

Item 4.    Reserved

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

VMS common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “VAR.” The following table sets forth the high and low sales prices for VMS common stock as reported in the consolidated transaction reporting system for the NYSE in fiscal years 2010 and 2009.

	High	Low
Fiscal Year 2010
First Quarter	$47.78	$38.71
Second Quarter	$56.38	$46.96
Third Quarter	$57.70	$35.50
Fourth Quarter	$61.38	$50.83

Fiscal Year 2009
First Quarter	$61.10	$33.12
Second Quarter	$39.77	$27.10
Third Quarter	$38.31	$29.56
Fourth Quarter	$44.53	$31.21

Since the Spin-offs and becoming Varian Medical Systems, Inc., we have not paid any cash dividends on VMS common stock. We have no current plan to pay cash dividends on VMS common stock, and will review that decision periodically. Further, our existing unsecured term loan agreement and revolving credit facility agreement contain provisions that limit our ability to pay cash dividends. Specifically, dividends would not be permitted if, when aggregated with other transactions, we would not be in compliance with our financial covenants. See Note 7, “Credit Facility” of the Notes to the Consolidated Financial Statements for more information on our revolving credit facility.

As of November 18, 2010, there were approximately 3,420 holders of record of VMS common stock.

PERFORMANCE GRAPH

This graph shows the total return on Varian Medical Systems, Inc. common stock and certain indices from September 30, 2005 until the last day of fiscal year 2010.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

AMONG VARIAN MEDICAL SYSTEMS, INC., THE S&P 500 INDEX AND

THE S & P HEALTHCARE EQUIPMENT INDEX

*	$100 invested on 9/30/05 in stock or index, including reinvestment of dividends. Indexes calculated on month-end basis.

	9/30/05	9/29/06	9/28/07	9/26/08	10/2/09	10/1/10
Varian Medical Systems, Inc.	100.00	135.13	106.02	154.85	101.27	153.58
S&P 500	100.00	110.79	129.01	100.66	93.70	103.22
S&P Health Care Equipment	100.00	96.42	115.83	115.10	96.34	93.25

The performance graph and related information shall not be deemed to be soliciting material or to be “filed” with the SEC or to be deemed to be incorporated by reference to any filing under the Securities Act or the Exchange Act.

Stock Repurchase Program

The following table provides information with respect to the shares of VMS common stock repurchased by VMS during the fourth quarter of fiscal year 2010.

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 3, 2010—July 30, 2010	250,000		$52.96		250,000	1,050,000
July 31, 2010—August 27, 2010	4,601,159	(2)	$52.67	(2)	4,588,249	4,461,751
August 28, 2010—October 1, 2010	—		$0.00		—	4,461,751

Total	4,851,159		$52.69		4,838,249

(1)	On November 13, 2009, VMS’s Board of Directors authorized the repurchase of 5,000,000 shares of VMS common stock from January 1, 2010 through December 31, 2010, which authorization was completed when the accelerated share repurchase agreement was concluded. On August 6, 2010, VMS’s Board of Directors authorized the repurchase of an additional 8,000,000 shares of VMS common stock from August 7, 2010 through September 30, 2011, a portion of which was also satisfied in connection with the accelerated share repurchase. We expect remaining repurchases under this authorization, if any, will be made in open market purchases, in privately negotiated transactions or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more large blocks. Shares will be retired upon repurchase.

(2)	Includes 12,910 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations upon the vesting of restricted common stock granted under the Company’s employee stock plans. Also includes an aggregate of 3,888,249 shares of VMS common stock repurchased through an accelerated share repurchase agreement entered into with Bank of America, N.A. See Note 11 “Stockholders’ Equity” of the Notes to the Consolidated Financial Statements for a detailed discussion of this accelerated share repurchase agreement, which discussion is incorporated herein by reference.

Item 6.    Selected Financial Data

We derived the following selected financial data from our audited consolidated financial statements for the five fiscal years ended from September 30, 2005 to October 1, 2010. The following financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and the MD&A included elsewhere herein.

Summary of Operations:

	Fiscal Years
(In millions, except per share amounts)	2010	2009	2008	2007	2006
Revenues	$2,356.6	$2,214.1	$2,069.7	$1,755.1	$1,597.8
Earnings from continuing operations before taxes	532.9	474.6	426.0	346.0	318.7
Taxes on earnings(1)	165.4	143.1	130.7	103.1	75.1

Earnings from continuing operations	367.5	331.5	295.3	242.9	243.6
Earnings (Loss) from discontinued operations, net of taxes(2)	(7.1)	(12.5)	(15.8)	(3.4)	1.5

Net earnings(1)	$360.4	$319.0	$279.5	$239.5	$245.1

Net earnings (loss) per share—Basic(1)
Continuing operations	$3.02	$2.67	$2.37	$1.91	$1.86
Discontininued operations(2)	(0.06)	(0.10)	(0.13)	(0.03)	0.01

Net earnings per share	$2.96	$2.57	$2.24	$1.88	$1.87

Net earnings (loss) per share—Diluted(1)
Continuing operations	$2.96	$2.65	$2.31	$1.86	$1.80
Discontininued operations(2)	(0.05)	(0.10)	(0.12)	(0.03)	0.01

Net earnings per share	$2.91	$2.55	$2.19	$1.83	$1.81

Financial Position at Fiscal Year End:
Working capital	$777.8	$830.1	$612.7	$378.5	$512.1
Total assets	2,324.0	2,308.2	1,975.5	1,684.4	1,511.8
Long-term debt (including current maturities)	23.4	32.4	40.4	49.4	57.3
Short-term borrowings	20.0	4.4	—	41.0	—
Stockholders’ equity	1,275.4	1,311.8	1,027.2	821.5	797.3

(1)	During fiscal year 2006, we repatriated approximately $128 million in foreign earnings pursuant to the American Jobs Creation Act of 2004 and recorded a $12 million net tax benefit. We also recorded a net tax benefit of $7.2 million in fiscal year 2006 related to adjustments of certain prior years’ state and federal temporary differences.

(2)	In September 2008, we approved a plan to sell Research Instruments. The sale of Research Instruments was completed in the second quarter of fiscal year 2009. The Company classified the operating results as a discontinued operation in the Consolidated Statements of Earnings for all periods presented. The net loss of $7.1 million, $12.5 million, $15.8 million and $3.4 million was reported in discontinued operations for fiscal years 2010, 2009, 2008 and 2007, respectively.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In fiscal year 2010, net earnings per diluted share from continuing operations increased 12% from fiscal year 2009. Operating earnings, as a percentage of revenues, increased in fiscal year 2010 from the prior fiscal year. Reflecting weak net orders in fiscal year 2009, total revenues from continuing operations grew 6% in fiscal year 2010 over fiscal year 2009. Demand for new products, particularly our TrueBeamTM systems in Oncology Systems and our radiographic flat panels in X-ray Products, drove net order growth. Net orders increased 5% in fiscal year 2010 over fiscal year 2009, which included a now-cancelled $62 million proton therapy system order from Skandion Kliniken. Excluding the proton system order, net orders in fiscal year 2010 grew 10% over fiscal year 2009. Backlog at the end of fiscal year 2010 was 7% higher than at the end of the prior fiscal year. During fiscal year 2010, we used $498 million to repurchase 9.8 million shares of VMS common stock. In fiscal year 2010, we believe we successfully navigated within a tough environment and, by the end of the fiscal year, there is greater clarity on the uncertainties created by the economic downturn on hospital budgets, the healthcare reform in the United States and, for fiscal year 2011, the reimbursement rates for radiotherapy and radiosurgery at free-standing clinics in the United States.

Effective in the fourth quarter of fiscal year 2008, we classified Research Instruments as a discontinued operation for all periods presented in our Consolidated Statements of Earnings. Including a $0.05 loss from these discontinued operations, net earnings in fiscal year 2010 were $2.91 per diluted share. Research Instruments was previously included in the “Other” category. Unless otherwise stated, the discussion in this MD&A pertains to our continuing operations.

Oncology Systems.    Our largest business segment is Oncology Systems, which designs, manufacturers, sells and services hardware and software products for radiation treatment of cancer with conventional radiotherapy, IMRT, IGRT, VMAT (an advanced form of IMRT), stereotactic radiotherapy, stereotactic radiosurgery and brachytherapy.

In the second quarter of fiscal year 2010, we introduced the TrueBeam system for image-guided radiotherapy and radiosurgery. This product line is a fully-integrated system designed from the ground up to treat a moving target with higher speed and accuracy. Including a small portion of TrueBeam orders representing upgrades from other linear accelerators already in our backlog, through October 1, 2010, we had received orders for more than 125 TrueBeam systems since its introduction, a majority of which came from North America. We believe TrueBeam will be a valuable tool for clinicians in the fight against cancer and we expect it will stimulate stronger demand for our surgical products, as well as faster replacement of older systems in our installed base. Our ability to successfully introduce and commercialize new product lines, such as TrueBeam, without disrupting the ongoing demand for our existing product lines is important and failure to do so may have a negative impact on revenues and net earnings.

Oncology Systems net orders increased 10%, or 8% on a constant currency basis, in fiscal year 2010 over fiscal year 2009 with growth from both the international and North American regions. Increased demand for our linear accelerators (driven by demand for the new TrueBeam system and, to a lesser extent, the UNIQUE low-energy linear accelerator) and our software products contributed to the growth in total Oncology Systems net orders, as did continued growth in demand for our service contracts. As of fiscal year end 2010, Oncology Systems had reported three consecutive quarters of double-digit net order growth worldwide and two consecutive quarters of double-digit net order growth in North America over the year earlier periods. Continuing growth in demand for our Oncology Systems products depend in part on the strength and sustainability of an economic recovery in the United States.

Following weak North American net orders in fiscal year 2009, Oncology Systems recorded an 11% decrease in North American revenues in fiscal year 2010 over fiscal year 2009 but a 21% increase in international revenues. Oncology Systems total revenues rose 4% in the aggregate primarily because of continued growth in service contract revenues. Oncology Systems gross margin in fiscal year 2010 improved from fiscal year 2009 as an increase in service contract gross margin more than offset a decrease in product gross margin.

X-Ray Products.    Our X-ray Products business segment, designs, manufactures and sells: (i) x-ray tubes for use in a range of applications including CT scanning, radiographic or fluoroscopic imaging, mammography, special procedures and industrial applications; and (ii) flat panel detectors for filmless x-ray imaging.

In fiscal year 2010, X-ray Products reported record net orders, revenues and operating earnings. Net orders and revenues increased 24% and 22%, respectively, in fiscal year 2010 over fiscal year 2009, reflecting a recovery in the global imaging equipment industry. Both the flat panel (including the radiographic flat panels) and the x-ray tube product lines contributed to the increase in net orders and revenues. X-ray Products gross margin improved in fiscal year 2010 over fiscal year 2009 primarily due to a product mix shift towards a higher proportion of higher margin products and higher sales volume.

Our success in our X-ray Products business depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. In addition, changes in access to diagnostic radiology or the reimbursement rates associated with diagnostic radiology as a result of the Affordable Health Care for America Act and similar state proposals will likely affect demand for our products.

Other.    The “Other” category is comprised of: (i) SIP, which designs, manufactures, sells and services Linatron® x-ray accelerators, imaging processing software and image detection products (including IntellXTM) for security and inspection, (ii) our Varian Particle Therapy business, which designs, develops, manufactures, sells and services products and systems for delivering proton therapy treatments, and (iii) the operations of the GTC, our scientific research facility.

Net orders in the “Other” category declined in fiscal year 2010 from fiscal year 2009 primarily because we recorded the now-cancelled $62 million proton therapy system order from Skandion Kliniken in the prior fiscal year, and to a lesser extent, because of a decrease in SIP net orders as this business was negatively impacted by bid award challenges among competitors for a large government project in North America. Total revenues in the “Other” category increased 8% primarily due to an increase in service revenues from Varian Particle Therapy related to the commissioning of a proton therapy system, partially offset by a decrease in SIP revenues.

This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the Consolidated Financial Statements and the notes included elsewhere in this Annual Report on Form 10-K, as well as the information contained under Item 1A, “Risk Factors.”. We discuss our results of operations below.

Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, share-based compensation expense, valuation of allowance for doubtful accounts, valuation of inventories, assessment of recoverability of goodwill and intangible assets, valuation of warranty obligations, assessment of environmental remediation liabilities, valuation of defined benefit pension and post-retirement benefit plans, valuation of derivative instruments and taxes on earnings. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain; and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, see Item 1A, “Risk Factors.”

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

At the beginning of the second quarter of fiscal year 2010, we elected to early adopt the amended software revenue guidance and amended multiple deliverable revenue arrangement guidance on a prospective basis as of the beginning of fiscal year 2010 and have applied the amended guidance for revenue arrangements originating or materially modified after October 2, 2009. Under the amended guidance, the allocation of consideration in a multiple element arrangement is affected by the determination of whether any software deliverables that function together with other hardware components to deliver the hardware products’ essential functionality is considered as non-software products for purpose of revenue recognition. The allocation of consideration to each non-software deliverable is based on the assumptions we use to establish its selling price, which are based on vendor-specific objective evidence (“VSOE”) of selling price, if it exists, otherwise, third-party evidence of selling price, if it exists, and if not on estimated selling prices. In addition, the allocation of consideration to each software deliverable in a multiple element arrangement is affected by our judgment as to whether VSOE of its fair value exists in these arrangements.

Under the prior authoritative guidance, the allocation of consideration to each deliverable in a multiple deliverable arrangement is affected by our judgment as to whether objective and reliable evidence of fair value existed for hardware deliverables and VSOE of the fair value existed for software deliverables in these arrangements.

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

In addition, revenues related to certain proton therapy commissioning service contracts and highly customized image detection systems are recognized under the percentage-of-completion method. Under the percentage-of-completion method of accounting, sales and gross profit are recognized as work is performed, based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Because the percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning the dollar amounts to relevant accounting periods, and because the estimates must be periodically reviewed and appropriately adjusted, if our estimates prove to be inaccurate or circumstances change over time, we may be forced to adjust revenues or even record a contract loss in later periods. If a loss is expected on a contract under the percentage-of-completion method or completed contract method, the estimated loss would be charged to cost of sales in the period the loss is identified.

Share-based Compensation Expense

We value our stock options granted and the option component of the shares purchased under the Employee Stock Purchase Plan using the Black-Scholes option-pricing model. The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by VMS’s stock price, as well as the input of other subjective assumptions, including the expected term of stock awards and the expected price volatility of VMS stock over the expected term of the awards.

The expected term is based on the observed and expected time to post-vesting exercise and post-vesting cancellations of stock options by our employees. We determined the expected term of stock options based on the demographic grouping of employees and retirement eligibility. We used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption. Blended volatility represents the weighted average of implied volatility and historical volatility. Implied volatility is derived based on traded options on VMS common stock. Implied volatility is weighted in the calculation of blended volatility based on the ratio of the term of the exchange-traded options to the expected terms of the employee stock options. Historical volatility represents the remainder of the weighting. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options on VMS common stock is reflective of market conditions and is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. In determining the extent of use of implied volatility, we considered: (i) the volume of market activity of traded options; (ii) the ability to reasonably match the input variables of traded options to those of stock options granted by us, including the date of grant; (iii) the similarity of the exercise prices; and (iv) the length of term of traded options. After considering the above factors, we determined that we could not rely exclusively on implied volatility based on the fact that the term of VMS exchange-traded options is less than one year and that it is different from the expected terms of the stock options we grant. Therefore, we believe a combination of the historical volatility over the expected terms of the stock options we grant and the implied volatility of exchange-traded options best reflects the expected volatility of VMS common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of no dividend payouts. If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Allowance for Doubtful Accounts

We evaluate the creditworthiness of our customers prior to authorizing shipment for all major sale transactions. Except for government tenders, group purchases and orders with letters of credit in Oncology Systems, SIP and Varian Particle Therapy, and orders in our X-ray Products business, our payment terms usually require payment of a small portion of the total amount due when the customer signs the purchase order, a significant amount upon transfer of risk of loss to the customer and the remaining amount upon completion of the installation. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. If our evaluation of our customers’ financial conditions does not reflect our future ability to collect outstanding receivables, additional provisions may be needed and our operating results could be negatively affected.

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

Goodwill and Intangible Assets

Goodwill is initially recorded when the purchase price paid for a business acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The majority of businesses that we have acquired have not had significant identified tangible assets and, as a result, we have typically allocated a significant portion of the purchase price to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of these acquired intangible assets and potential impairment charges related to these intangibles or to goodwill if indicators of impairment exist. The allocation of the purchase price from business acquisitions to goodwill and intangible assets could have a significant impact on our future operating results. In addition, the allocation of the purchase price of the acquired businesses to goodwill and intangible assets requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for those cash flows. Should conditions differ from management’s estimates at the time of the acquisition, material write-downs of intangible assets and/or goodwill may be required, which would adversely affect our operating results.

In accordance with Accounting Standard Codification (“ASC”) 350, we evaluate goodwill for impairment at least annually or whenever an event occurs or circumstances changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. We determine the fair value of our reporting units based on the present value of estimated future cash flows of the reporting units. If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Based on the most recent annual goodwill impairment testing that we performed in the fourth quarter of fiscal year 2010 for each of our four reporting units with goodwill (Oncology Systems, X-ray Products, SIP and Varian Particle Therapy), the fair value of each such reporting unit was substantially in excess of its carrying value. We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal years or more frequently if indicators of potential impairment arise.

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

Defined Benefit Pension and Post-Retirement Benefit Plans

We sponsor five defined benefit pension plans in Germany, Japan, Switzerland and the United Kingdom covering employees who meet the applicable eligibility requirements in these countries. In July 2007, we made changes to the defined benefit pension plan in the United Kingdom by terminating the accrual of additional benefits for existing participants and suspending the enrollment of new participants. Although we do not have any defined benefit pension plans in the United States, we sponsor a post-retirement benefit plan that provides healthcare benefits to certain eligible retirees. Several statistical and other factors that attempt to anticipate future events are used in calculating the expenses and liabilities related to those plans for which the benefits are actuarially determined, such as our defined benefit pension and post-retirement benefit plans. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases and rate of healthcare cost increases, all of which we determine within certain guidelines. In addition, we also use assumptions, such as withdrawal and mortality rates, to calculate the expenses and liabilities. The actuarial assumptions we use are long-term assumptions and may differ materially from actual experience particularly in the short term due to changing market and economic conditions and changing participant demographics. These differences may have a significant impact on the amount of defined benefit pension and post-retirement benefit plan expense we record.

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

Valuation of Derivative Instruments

We use foreign currency forward contracts to reduce the effects of currency fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value (see Note 3, “Fair Value Measurements” of the Notes to the Consolidated Financial Statements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value. The fair value of foreign currency forward contracts are calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in less than 12 months, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty (for net asset) or our discount rate (for net liability). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact to the valuation of our derivative instruments, as well as on our result of operations.

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

Generally, the carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable earnings in the applicable tax jurisdictions to utilize these deferred tax assets. Should we conclude it is more likely than not that we will be unable to recover our net deferred tax assets in these tax jurisdictions, we would increase our valuation allowance and our tax provision would increase in the period in which we make such a determination.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2010 was the 52-week period ended on October 1, 2010. Fiscal year 2009 was the 53-week period ended on October 2, 2009 and fiscal year 2008 was the 52-week period ended on September 26, 2008. Set forth below is a discussion of our results of operations for fiscal years 2010, 2009 and 2008. As indicated above, the operating results of Research Instruments have been segregated and presented as a discontinued operation in our Consolidated Statements of Earnings for all periods.

Discussion of Results of Operations for Fiscal Years 2010, 2009 and 2008

Total Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2010	% Change	2009	% Change	2008
Product	$1,814	3%	$1,767	5%	$1,690
Service Contracts and Other	543	21%	447	18%	380

Total Revenues	$2,357	6%	$2,214	7%	$2,070

Product as a percentage of total revenues	77%		80%		82%
Service Contracts and Other as a percentage of total revenues	23%		20%		18%

Revenues by region
North America	$1,012	(9)%	$1,111	11%	$1,003

Europe	747	21%	620	0%	619
Asia	513	24%	412	18%	349
Rest of world	85	19%	71	(28)%	99

Total International(1)	1,345	22%	1,103	3%	1,067

Total	$2,357	6%	$2,214	7%	$2,070

North America as a percentage of total revenues	43%		50%		48%
International as a percentage of total revenues	57%		50%		52%

(1)	We consider international revenues to be revenues outside of North America.

Total revenues increased in fiscal year 2010 over fiscal year 2009, as increased revenues in Oncology Systems, X-ray Products and Varian Particle Therapy were partially offset by a decrease in SIP revenues. Total revenues also increased in fiscal year 2009 over fiscal year 2008 primarily due to the revenue growth in both our Oncology Systems and X-ray Products business segments, which again was partially offset by a decline in SIP revenues.

In fiscal year 2010, the increase in product revenues over fiscal year 2009 was primarily due to an increase in product revenues from X-ray Products, which was mostly offset by the decreases in product revenues from Oncology Systems and SIP. In fiscal year 2009, growth in Oncology Systems and X-ray Products’ product revenues over fiscal year 2008 was partially offset by a decline in SIP product revenue. Product revenues grew more slowly from fiscal year 2009 to fiscal year 2010 as compared to fiscal year 2008 to fiscal year 2009, primarily because of the decrease in Oncology Systems product revenues in fiscal year 2010 compared to fiscal year 2009.

Oncology Systems service contracts revenues were the primary contributor to the growth in service contracts and other revenues in fiscal year 2010 over fiscal year 2009 and in fiscal year 2009 over fiscal year 2008, although, to a lesser extent, Varian Particle Therapy and SIP also contributed to the increases in service contracts and other revenues. Service contracts and other revenues grew faster in fiscal year 2010 over 2009 compared to fiscal year 2009 over fiscal year 2008 primarily due to the faster growth in Oncology Systems service contract revenues in fiscal year 2010 over fiscal year 2009.

North American revenues decreased in fiscal year 2010 over fiscal year 2009 as the decline in North American revenues from Oncology Systems and SIP more than offset the increase in X-ray Products North American revenues. Oncology Systems, X-ray Products and SIP contributed to the growth in North American revenues in fiscal year 2009 over fiscal year 2008.

Oncology Systems, X-ray Products, SIP and Varian Particle Therapy all contributed to the growth in international revenues in fiscal year 2010 over fiscal year 2009. Europe, with revenue growth from all businesses, and Asia, with revenue growth primarily from Oncology Systems and X-ray Products, contributed to the bulk of the growth in international revenues in fiscal year 2010 over fiscal year 2009. In the rest of the world region, the increase in Oncology Systems revenues in fiscal year 2010 over fiscal year 2009 was partially offset by a decrease in X-ray Products revenues. Overall, the U.S. dollar was weaker against foreign currencies in fiscal year 2010 compared to fiscal year 2009, which favorably affected our international revenues when measured in U.S. dollars.

In fiscal year 2009, the increase in international revenue over fiscal year 2008 was due to growth in Oncology Systems and X-ray Products international revenues, which was partially offset by a decrease in SIP international revenues. For Asia, Oncology Systems, X-ray Products and SIP all contributed to the fiscal year 2009 revenue growth over fiscal year 2008, while the growth in Oncology Systems and X-ray Products European revenues was offset by a decline in SIP European revenues. Oncology Systems and X-ray Products experienced revenue declines in the rest of the world region. The overall stronger U.S. dollar in fiscal year 2009 against foreign currencies compared to fiscal year 2008 negatively affected our international revenues in fiscal year 2009 when measured in U.S. dollars.

Oncology Systems Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2010	% Change	2009	% Change	2008
Product	$1,343	(1)%	$1,363	5%	$1,302
Service Contracts(1)	519	19%	435	17%	370

Total Oncology Systems	$1,862	4%	$1,798	8%	$1,672

Product as a percentage of Oncology Systems revenues	72%		76%		78%
Service Contracts as a percentage of Oncology Systems revenues	28%		24%		22%
Oncology Systems revenues as a percentage of total revenues	79%		81%		81%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. This excludes revenues from spare parts sold by our service department.

Oncology Systems product revenues decreased in fiscal year 2010 over fiscal year 2009 primarily as a result of decreased revenues from sales of our linear accelerators, partially offset by increased revenues from sales of our brachytherapy products. For fiscal year 2009, the increase in Oncology Systems product revenues over fiscal year 2008 was primarily due to the increase in revenues from sales of our software products.

The increases in service contract revenues, in fiscal year 2010 over fiscal year 2009 and in fiscal year 2009 over fiscal year 2008 were primarily driven by increased customer adoption of service contracts as our products become more sophisticated and by increased number of customers as the installed base of our products continues to grow. Since service contract revenues grew faster than product revenues from fiscal year 2008 to fiscal year 2009 and from fiscal year 2009 to fiscal year 2010, service contract revenues also increased as a percentage of total Oncology Systems revenues in each year.

Overall, the U.S. dollar was weaker against foreign currencies in fiscal year 2010 compared to fiscal year 2009, which favorably affected our international revenues when measured in U.S. dollars. In fiscal year 2009, the stronger U.S. dollar against foreign currencies compared to fiscal year 2008 negatively affected Oncology Systems international revenues when measured in U.S. dollars.

Revenues by region	Fiscal Years
(Dollars in millions)	2010	% Change	2009	% Change	2008
North America	$860	(11)%	$970	12%	$866

Europe	614	17%	524	1%	517
Asia	309	27%	242	21%	200
Rest of world	79	28%	62	(31)%	89

Total International	1,002	21%	828	3%	806

Total Oncology Systems	$1,862	4%	$1,798	8%	$1,672

North America as a percentage of Oncology Systems revenues	46%		54%		52%
International as a percentage of Oncology Systems revenues	54%		46%		48%

In fiscal year 2010, the international region drove the growth in Oncology Systems revenues over fiscal year 2009 and represented more than half of total Oncology Systems revenues. All international regions contributed to the increase in international Oncology Systems revenues in fiscal year 2010 over fiscal year 2009. The increase in international Oncology Systems revenues in fiscal year 2010 over fiscal year 2009 reflected higher product revenue driven by increased sales across most product lines, as well as an increase in service contract revenues. Overall, the U.S. dollar was weaker against foreign currencies in fiscal year 2010 compared to fiscal year 2009, which favorably affected our international revenues when measured in U.S. dollars.

Except for the rest of the world region, all of our international regions contributed to the Oncology Systems revenues growth in fiscal year 2009 over fiscal year 2008. The increase in revenues from sales of our software products and the increase in service contract revenues in Asia and Europe were significantly offset by the decline in sales of our linear accelerators in the rest of the world region and Europe. The overall stronger U.S. dollar against foreign currencies in fiscal year 2009 compared to fiscal year 2008 also negatively affected our international revenues when measured in U.S. dollars.

Due to decreases in sales in most product lines, North American Oncology Systems product revenues decreased in fiscal year 2010 over fiscal year 2009, although the decrease was partially offset by increased service contract revenues. In fiscal year 2009, the increase in North American Oncology Systems revenues over fiscal year 2008 was primarily due to an increase in revenues from sales of our software products and our linear accelerators, as well as an increase in service contract revenues.

Varying cycles of higher and lower revenues between the international and North American regions is a historical pattern reflecting regional influences such as effects of the recession, uncertainty created by healthcare reform and reductions in Medicare reimbursement rates for radiotherapy and radiosurgery in the United States, and different technology adoption cycles that are consistent with the net order patterns discussed more fully under “Net Orders.”

X-ray Products Revenues

Revenues by region	Fiscal Years
(Dollars in millions)	2010	% Change	2009	% Change	2008
North America	$128	16%	$110	3%	$107

Europe	68	37%	49	9%	45
Asia	201	24%	162	14%	143
Rest of world	6	(36)%	10	(2)%	10

Total International	275	24%	221	12%	198

Total X-ray Products	$403	22%	$331	9%	$305

North America as a percentage of X-ray Products revenues	32%		33%		35%
International as a percentage of X-ray Products revenues	68%		67%		65%
X-ray Products revenues as a percentage of total revenues	17%		15%		15%

X-ray Products revenues grew 22% in fiscal year 2010 over fiscal year 2009, compared to revenue growth of 9% in fiscal year 2009 over fiscal year 2008, as we saw signs in 2010 of recovery in the global imaging equipment industry. This business segment grew faster in both the international region and North America in fiscal year 2010 over fiscal year 2009 than in fiscal year 2009 over fiscal year 2008.

The increase in X-ray Products international revenues in fiscal year 2010 over fiscal year 2009 was primarily due to increased revenues from sales of our flat panel products in Europe and Asia and increased revenues from sales of our x-ray tube products in Asia. The increase in X-ray Products North American revenues in fiscal year 2010 over fiscal year 2009 was due to increased revenues from sales of our flat panel products, partially offset by a decline in revenues from sales of our x-ray tube products.

For fiscal year 2009, the growth in X-ray Products revenues was primarily driven by increased international revenues and, to a lesser extent, increased North American revenues. The increase in international revenues in fiscal year 2009 over fiscal year 2008 was primarily due to increased revenues from sales of our flat panel detectors, including our radiographic flat panels, in Europe and Asia, as well as increased revenues from sales of x-ray tubes in Asia. Revenue growth in North America in fiscal year 2009 over fiscal year 2008 was largely due to the growth in revenues from sales of our x-ray tubes, while revenues from sales of our flat panel products decreased slightly notwithstanding increased revenues from sales of our radiographic flat panels.

Other Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2010	% Change	2009	% Change	2008
Product	$68	(7)%	$73	(13)%	$83
Service Contracts and Other	24	99%	12	24%	10

Total Other	$92	8%	$85	(9)%	$93

Other revenues as a percentage of total revenues	4%		4%		4%

Revenues in our “Other” category, which is comprised of SIP, Varian Particle Therapy and GTC, increased in fiscal year 2010 over fiscal year 2009 primarily due to an increase in Varian Particle Therapy service revenues related to the commissioning of a proton therapy system, partially offset by a decrease in SIP revenues from decreased sales of our Linatron products. Revenues in our “Other” category decreased in fiscal year 2009 over fiscal year 2008 primarily due to declines in product revenues in our SIP business as a result of slower deployment of products for security and inspection systems.

Gross Margin

	Fiscal Years
(Dollars in millions)	2010	% Change	2009	% Change	2008
Dollar by segment
Oncology Systems	$837	4%	$806	12%	$723
X-ray Products	162	25%	130	9%	120
Other	27	8%	25	(30)%	35

Gross margin	$1,026	7%	$961	9%	$878

Percentage by segment
Oncology Systems	44.9%		44.8%		43.2%
X-ray Products	40.3%		39.3%		39.3%
Total Company	43.5%		43.4%		42.4%

In fiscal year 2010, total company gross margin percentage increased slightly over fiscal year 2009 primarily due to the improvement in X-ray Products and Oncology Systems gross margins, while the gross margin percentage for the “Other” category remained relatively flat. The increase in total company gross margin percentage for fiscal year 2009 over fiscal year 2008 was primarily due to the improvement in Oncology Systems gross margin, which was partially offset by the decreases in gross margins in the “Other” category while X-ray Product gross margin remained flat. The decrease in gross margin in the “Other” category in fiscal year 2009 was primarily due to the decrease in Varian Particle Therapy gross margin resulting from higher estimated costs for completion of contractual commitments associated with the acquisition of ACCEL, which is discussed in more details in “Acquisition-Related Commitments/Obligations.” Total product gross margin was 41.8% in fiscal year 2010, compared to 42.6% in fiscal year 2009 and 41.7% in fiscal year 2008. Total service contracts and other gross margin was 49.2% in fiscal year 2010, compared to 46.4% in fiscal year 2009 and 45.5% in fiscal year 2008.

In fiscal year 2010, Oncology Systems gross margin increased over fiscal year 2009 due to an increase in Oncology Systems service contract gross margin that was mostly offset by a decline in Oncology Systems product gross margin. Oncology Systems product gross margin was 42.6% in fiscal year 2010, compared to 43.7% in fiscal year 2009, primarily due to the geographic mix shift towards a higher proportion of international revenues, which typically have lower margins than revenues from North America, partially offset by a product mix shift toward a greater proportion of higher margin software products. Oncology Systems service contract gross margin was 51.0% in fiscal year 2010, compared to 48.3% in fiscal year 2009. The increase in Oncology Systems service contract gross margin in fiscal year 2010 over fiscal year 2009 was mainly due to higher service contract volume, cost control initiatives and lower costs associated with quality.

Improvements in both product gross margin and service contract gross margin contributed to the increases in Oncology Systems gross margins in fiscal year 2009 over fiscal year 2008. Oncology Systems product gross margin was 43.7% in fiscal year 2009 compared to 42.4% in fiscal year 2008 primarily due to product mix shift toward higher margin software products. Oncology Systems service contract gross margin was 48.3% in fiscal year 2009, compared to 46.1% in fiscal year 2008, primarily due to cost control initiatives and higher volume in fiscal year 2009.

X-ray Products gross margin increased 1.0 percentage point in fiscal year 2010 over fiscal year 2009 primarily due to product mix shift toward higher margin products and higher sales volume. X-ray Products gross margin remained relatively flat in fiscal year 2009 compared to fiscal year 2008, with a gross margin improvement in x-ray tubes offset by a decrease in flat panel gross margin due to higher start up costs and quality costs for the new radiographic flat panels.

Research and Development

	Fiscal Years
(Dollars in millions)	2010	% Change	2009	% Change	2008
Research and development	$157	6%	$147	9%	$136
As a percentage of total revenues	7%		7%		7%

The $10 million increase in research and development expense for fiscal year 2010 over fiscal year 2009 was driven by increased expenses of $6 million in the “Other” category, $2 million in Oncology Systems and $2 million in X-ray Products. The $6 million increase in the “Other” category was primarily due to an increase in labor expenses, material costs and consulting expenses for research and development projects in Varian Particle Therapy and SIP. The $2 million increase in Oncology Systems was primarily attributable to an unfavorable impact when foreign-currency-denominated research and development expenses for Oncology Systems were translated into U.S. dollars in fiscal year 2010 compared to fiscal year 2009, when the U.S. dollar was relatively stronger against foreign currencies. The $2 million increase in X-ray Products was mainly due to higher development expenses for x-ray tube products.

The $11 million increase in research and development expense for fiscal year 2009 over fiscal year 2008 was driven by increased expenses of $6 million in Oncology Systems, $4 million in the “Other” category and $1 million in X-ray Products. The $6 million increase in Oncology Systems was primarily attributable to an increase in employee headcount, material costs and consulting expenses for product development, although these expenses were partially offset by a $4 million favorable impact, when foreign-currency-denominated research and development expenses for Oncology Systems were translated into U.S. dollars in fiscal year 2009 compared to fiscal year 2008 when the U.S. dollar was relatively weaker against foreign currencies. The $4 million increase in the “Other” category was primarily due to higher expense for development projects in Varian Particle Therapy and SIP. The $1 million increase in X-ray Products was mainly for development projects for both x-ray tubes and flat panel products.

Selling, General and Administrative

	Fiscal Years
(Dollars in millions)	2010	% Change	2009	% Change	2008
Selling, general and administrative	$335	(1)%	$339	5%	$323
As a percentage of total revenues	14%		15%		16%

Selling, general and administrative expenses decreased in fiscal year 2010 compared to fiscal year 2009, primarily due to cost control initiatives. As a percentage of total revenues, selling, general and administrative expenses in fiscal year 2010 decreased one-percentage point from fiscal year 2009.

The $4 million decrease in selling, general and administrative expenses for fiscal year 2010 compared to fiscal year 2009 was primarily attributable to: (a) a $6 million decrease in accruals for contingent liabilities in the ordinary course of business; (b) a $5 million net decrease in certain commission and product promotion expenses for our Oncology Systems products and (c) a $5 million decrease in information technology expenses primarily due to the completion of the implementation of our enterprise resource planning system in the second quarter of fiscal year 2009. These decreases were partially offset by: (i) a $4 million increase in employee-related costs primarily related to increased accrued bonuses; (ii) a $3 million expense associated with reduction in force during fiscal year 2010; (iii) a $2 million decrease in net gain from hedging balance sheet exposures from our various foreign subsidiaries and business units; (iv) a $2 million increase in insurance expenses and (v) an unfavorable impact of $2 million when the foreign currency denominated selling, general and administrative expenses of our foreign operations were translated into U.S. dollars in fiscal year 2010 compared to fiscal year 2009, when the U.S. dollar was relatively stronger against foreign currencies.

The $16 million increase in selling, general and administrative expenses for fiscal year 2009 compared to fiscal year 2008 was primarily attributable to: (a) a $7 million increase in fees for certain commission arrangements and product promotions which were primarily tied to growth in Oncology Systems revenues; (b) a $5 million increase in depreciation expenses for our enterprise resource planning system that was placed in service in the second quarter of fiscal year 2009; (c) a $4 million increase in accruals for contingent liabilities in the ordinary course of business and (d) a $3 million net increase in employee-related costs that reflected increased headcount to support our growing business activities partially offset by a reduction in accrued bonuses and other cost control measures. These items were partially offset by a favorable impact of $5 million as the foreign currency denominated selling, general and administrative expenses of our foreign operations were translated into U.S. dollars in fiscal year 2009 compared to fiscal year 2008, when the U.S. dollar was relatively weaker against foreign currencies.

Interest Income, Net

	Fiscal Years
(Dollars in millions)	2010	% Change	2009	% Change	2008
Interest income (expense), net	$(1.3)	(357)%	$0.5	(92)%	$6.6

In fiscal year 2010, the net increase in interest expense, net of interest income, over fiscal year 2009 was primarily due to the lower average interest rates earned on our cash and cash equivalents.

In fiscal year 2009, the decrease in interest income, net of interest expense, over fiscal year 2008 was attributable to the lower average interest rates earned on our cash and cash equivalents.

Taxes on Earnings

	Fiscal Years
	2010	Change	2009	Change	2008
Effective tax rate	31%	1%	30%	(1)%	31%

The increase in our effective tax rate in fiscal year 2010 from fiscal year 2009 was primarily due to a decrease in the benefit from discrete items in fiscal year 2010, including a smaller release of liabilities for uncertain tax positions as a result of settlements with taxing authorities and the expiration of the statutes of limitation in various jurisdictions, partially offset by an increase in the benefit from the foreign rate differential in fiscal year 2010.

The decrease in our effective tax rate in fiscal year 2009 compared to fiscal year 2008 was primarily due to a net benefit from discrete items, primarily the release of certain liabilities for uncertain tax positions, including the expiration of the statutes of limitation in various jurisdictions and the favorable resolution of several income tax audits, partially offset by a decrease in the benefit of the foreign tax rate differential.

In general, our effective income tax rate differs from the U.S. federal statutory rate primarily because our foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and our domestic earnings are subject to state income taxes. Our future effective tax rate could be adversely affected by having lower earnings than anticipated in countries where we have lower statutory rates and higher earnings than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, and by changes in tax laws or interpretations of those laws. For example, recent proposals would make significant changes U.S. taxation of U.S.-based multinational corporations. Although we cannot predict whether or in what form Congress would enact any such proposals, legislation of this type could have an adverse impact on our effective tax rate. We also expect that our effective tax rate may experience increased fluctuation from period to period under the provisions in ASC 740 related to accounting for uncertainty in income taxes. See Note 13, “Income Taxes” of the Notes to the Consolidated Financial Statements.

Net Earnings Per Diluted Share

	Fiscal Years
	2010	% Change	2009	% Change	2008
Net earnings per diluted share	$2.96	12%	$2.65	15%	$2.31

The increase in earnings per diluted share in fiscal year 2010 over fiscal year 2009 resulted from (i) an increase in total revenues, (ii) an improvement in gross margin, (iii) a decrease in our operating expenses as a percent of revenues and (iv) a reduction in the number of diluted shares of common stock outstanding due to stock repurchases partially offset by an increase in effective tax rate.

The increase in earnings per diluted share in fiscal year 2009 over fiscal year 2008 resulted from (i) an increase in total revenues; (ii) an improvement in gross margin, (iii) leverage in our operating expenses, (iv) a reduction in our effective tax rate and (v) a reduction in the number of diluted shares of common stock outstanding due to stock repurchases and lower stock prices.

Net Orders

Total Net Orders (by segment and region)	Fiscal Years
(Dollars in millions)	2010	% Change	2009	% Change	2008
Oncology Systems:
North America	$985	4%	$949	(7)%	$1,020
Total International	1,091	16%	942	11%	851

Total Oncology Systems	$2,076	10%	$1,891	1%	$1,871

X-ray Products:
North America	$115	3%	$111	(15)%	$131
Total International	304	33%	228	11%	206

Total X-ray Products	$419	24%	$339	1%	$337

Other:	$0	(100)%	$151	59%	$94

Total Net Orders	$2,495	5%	$2,381	3%	$2,302

Total net orders in fiscal year 2010 increased 5%, or 4% on a constant currency basis, from fiscal year 2009 which included the $62 million proton therapy system order from Skandion Kliniken (as described further below). Net order increases from Oncology Systems and X-ray Products were partially offset by net order decreases from Varian Particle Therapy and SIP. Including the $62 million proton therapy system order in Varian Particle Therapy, total net orders for fiscal year 2009 increased 3%, or 5% on a constant currency basis, over fiscal year 2008, with slight increases in Oncology Systems and X-ray Products net orders and a decline in SIP net orders. Beginning in the first quarter of fiscal year 2011, to avoid potentially confusing comparisons created by large and variable orders for our Varian Particle Therapy products, we will report orders by business rather than for the total company.

Oncology Systems net orders grew 10% in fiscal year 2010 over fiscal year 2009, compared to a 1% growth in fiscal year 2009 over fiscal year 2008. On a constant currency basis, Oncology Systems net orders grew 8% in fiscal year 2010 over fiscal year 2009, compared to 4% in fiscal year 2009 over fiscal year 2008.

Oncology Systems North American net orders increased 4% in fiscal year 2010 over fiscal year 2009, with growth in net orders in the second half of the fiscal year more than offsetting the net order decline in the first half of the fiscal year. Increased demand for our linear accelerators, driven by the new TrueBeam system, as well as increased demand for our service contracts, including software service agreements, were the primarily contributors to the Oncology Systems North American net order increase in fiscal year 2010 over fiscal year 2009. Oncology Systems international net orders increased 16%, or 13% on a constant currency basis, in fiscal year 2010 over fiscal year 2009 primarily due to increased demand for our linear accelerators (including the TrueBeam system and UNIQUE) and our software products, in Europe and Asia, as well as growth in demand for our service contracts in all international regions. The overall weaker U.S. dollar against foreign currencies in fiscal year 2010 compared to fiscal year 2009 favorably impacted Oncology Systems international net orders when measured in U.S. dollars.

For fiscal year 2009, the growth in Oncology Systems international net orders over fiscal year 2008 was significantly offset by the net order decrease in North America as this region was impacted by the recession, the uncertainty created by the prospects of healthcare reform and uncertainty in late fiscal year 2009 about the then proposed reduction in Medicare reimbursement rates for radiotherapy and radiosurgery at free-standing clinics and for physician reimbursement for radiation oncology. In North America, Oncology Systems experienced net order declines in most of its product lines in fiscal year 2009 over fiscal year 2008 while this region continued to experience growth in demand for service contracts. All international regions contributed to the growth in international Oncology Systems net orders in fiscal year 2009 over fiscal year 2008. Growth in our service contracts, as well as growth in demand for our software products in all international regions and our high energy linear accelerators in Europe and Asia, contributed to fiscal year 2009 growth in international Oncology Systems net orders over fiscal year 2008. The overall stronger U.S. dollar against foreign currencies in fiscal year 2009 compared to fiscal year 2008 negatively impacted Oncology Systems international net orders when measured in U.S. dollars. When measured in constant currency, international Oncology Systems net orders grew 16% in fiscal year 2009 over fiscal year 2008.

The trailing 12 months growth in net orders for Oncology Systems for the three immediately prior fiscal quarters ends were: a 3% total increase, with a 10% decrease in North America and an 18% increase for the international region, as of July 2, 2010; flat for total net orders, with a 14% decrease in North America and an 18% increase for the international region, as of April 2, 2010; a 1% total decrease, with an 11% decrease in North America and an 11% increase for the international region, as of January 1, 2010; Consistent with the historical pattern, we expect that Oncology Systems net orders will continue to experience regional fluctuations.

X-ray Products net orders grew 24% in fiscal year 2010 over fiscal year 2009, compared to 1% in fiscal year 2009 over fiscal year 2008. The growth in X-ray Products net orders in fiscal year 2010 was primarily due to increased demand for flat panel products, especially our radiographic flat panels, in North America, Europe and Asia, as well as increased demand for our x-ray tubes products in Asia. In fiscal year 2009, the increase in net orders over fiscal year 2008 for our flat panel detectors (including our radiographic imaging panels) was significantly offset by the decrease in net orders for x-ray tubes.

Net orders in the “Other” category declined $151 million in fiscal year 2010 over fiscal year 2009 primarily because Varian Particle Therapy booked the now-cancelled $62 million proton therapy system order from Skandion Kliniken in fiscal year 2009 but did not book a proton therapy order in fiscal year 2010. SIP also experienced a decrease in net orders in fiscal year 2010 compared to fiscal year 2009 as this business was negatively impacted by bid award challenges among competitors for a large government project in North America. We booked the order from Skandion Kliniken in the fourth quarter of fiscal year 2009 when Skandion Kliniken awarded us a contract to deliver and install a proton therapy system in Sweden following a public tender process, which was subsequently challenged by a competitor. After the Swedish court ruled in December 2009 that the tender should be recommenced, Skandion Kliniken cancelled the award with us in January 2010. In accordance with our order booking policy, we removed this order from our backlog in the first quarter of fiscal year 2010. In July 2010, Skandion Kliniken announced the award of the re-tender for its proton therapy facility to a competitor and we, along with another bidder, are currently challenging this award. For our Varian Particle Therapy business, we recognize orders when construction of the related proton therapy treatment center is reasonably expected to start within two years. Also, we only recognize orders for Varian Particle Therapy products with contingencies if we deem the contingencies perfunctory or if we publicly disclose the existence and nature of material contingencies. However, orders will not be recognized if there are major financing contingencies or customer board approval contingencies pending.

As the U.S economy stabilizes and uncertainty regarding healthcare reform and reimbursement rates subsides, we could experience a temporary increase in orders due to pent-up demand of customers, which in turn could increase the volatility of our orders and revenues. Orders in any period may not be directly correlated to the level of revenues in any particular future quarter or period since the timing of revenue recognition will vary significantly based on the delivery requirements of individual orders, acceptance schedules and the readiness of individual customer sites for installation of our products. Moreover, certain types of orders, such as software products or newly introduced products in our Oncology Systems segment, typically take more time from order to completion of installation and acceptance than hardware or older products.

Discontinued Operations

In the fourth quarter of fiscal year 2008, we approved a plan to sell Research Instruments to focus the business that we acquired from ACCEL exclusively on the development of our Varian Particle Therapy business. The sale of Research Instruments was completed in the second quarter of fiscal year 2009. Research Instruments has been classified as a discontinued operation in our Consolidated Statements of Earnings for all periods presented. Research Instruments was previously included in the “Other” category. In fiscal year 2010, we recognized an additional loss of $7.1 million for additional cost to settle one customer contract and estimated costs to complete and settle the other customer contract, both of which were related to the sale of Research Instruments. These contracts had been accounted for under the percentage-of-completion method, under which revenues and costs of sales are adjusted to reflect changes in estimated costs to complete the contracts. The percentage-of-completion method involves considerable use of estimates. If the estimated loss to complete or settle the remaining contract increases, the variance will be recognized in the periods these variances arise. Including the additional loss recognized for the two contracts, total losses of Research Instruments for fiscal year 2010 was $7.1 million, less applicable income tax of zero. Loss reported in discontinued operations for fiscal years 2009 and 2008 was $12.5 million and $15.8 million, respectively, less applicable income tax of zero. In fiscal year 2009, loss in discontinued operations included a loss of $8.1 million on the disposal of Research Instruments. In fiscal year 2008, loss from discontinued operations included goodwill impairment and impairment of long-lived assets related to Research Instruments. Total revenues of Research Instruments, reported in discontinued operations, for fiscal years 2010, 2009 and 2008 were $(3.6) million, $9.8 million and $35.2 million, respectively. See Note 15, “Discontinued Operations” to the Notes to the Consolidated Financial Statements for a detailed discussion.

Backlog

At October 1, 2010, our backlog (including the cancellation of the $62 million proton therapy system order from Skandion Kliniken) was $2.2 billion, which is an increase of 7% over the backlog at October 2, 2009. Our Oncology Systems backlog at October 1, 2010 was 12% higher than the backlog at October 2, 2009, which reflects a 13% increase for the international regions and an 11% increase for North America.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, acquire businesses, repurchase VMS stock, and fund continuing operations. Our sources of cash have included operations, borrowings, stock option exercises and employee stock purchases (although no purchases under our employee stock purchase plan were made during fiscal year 2010) and interest income. Our cash usage is actively managed on a daily basis to ensure the maintenance of sufficient funds to meet our needs. Because Research Instruments’ cash flows were not material for any period presented, we have not segregated them from continuing operations on our Consolidated Statements of Cash Flows and the discussion herein.

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

(In millions)	October 1, 2010	October 2, 2009	Decrease
Cash and cash equivalents	$520	$554	$(34)

Our cash and cash equivalents decreased $34 million from $554 million at October 2, 2009 to $520 million at October 1, 2010. The decrease in cash and cash equivalents in fiscal year 2010 was due primarily to: $498 million used for the repurchase of VMS common stock, $68 million of capital expenditures, $23 million used for an equity forward contract related to an accelerated VMS common stock repurchase agreement, $9 million used for the repayment of bank borrowings and $8 million for tendered VMS common stock used to satisfy employee tax withholding requirements upon vesting of restricted common stock and restricted stock units. These decreases were partially offset by $460 million of cash generated from operating activities, $84 million of cash provided by stock option exercises, $16 million of cash provided by net borrowings under our credit facility and $15 million of cash provided by the excess tax benefits from share-based compensation. In addition, foreign currency exchange rate changes in fiscal year 2010 increased cash and cash equivalents by $3 million.

At October 1, 2010, we had approximately $39 million or 8%, of total cash and cash equivalents in the United States. Approximately $481 million, or 92%, of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of October 1, 2010, most of our cash and cash equivalents that were held abroad were in U.S. dollars and were primarily held as bank deposits. Because our cash levels in the United States are relatively low, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, stock repurchases, acquisitions and other corporate purposes.

Cash Flows

	Fiscal Years
(In millions)	2010	2009	2008
Net cash flow provided by (used in):
Operating activities	$460	$305	$372
Investing activities	(75)	(78)	(88)
Financing activities	(422)	(71)	(142)
Effects of exchange rate changes on cash and cash equivalents	3	1	(8)

Net increase (decrease) in cash and cash equivalents	$(34)	$157	$134

Our primary cash inflows and outflows for fiscal years 2010, 2009 and 2008 were as follows:

•	We generated net cash from operating activities of $460 million in fiscal year 2010, compared to $305 million and $372 million in fiscal years 2009 and 2008, respectively.

The $155 million increase in net cash from operating activities during fiscal year 2010 compared to fiscal year 2009 was driven primarily by a net change of $63 million in operating assets and liabilities (working capital items), an increase in non-cash items of $51 million and an increase of $41 million in net earnings.

The major contributors to the net change in working capital items in fiscal year 2010 were inventories and advance payments from customers as follows:

¡	Inventories increased by $53 million due to anticipated customer demands for products in fiscal year 2011 in Oncology Systems, X-ray Products and Varian Particle Therapy.

¡

Advance payments from customers increased by $49 million due to increased orders, as well as receipt of a down payment for a proton therapy system not yet recognized in Net Orders as of the end of the third quarter.

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

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments and customer acceptance, accounts receivable collections, inventory management, and the timing and amount of tax and other payments. See Item 1A, “Risk Factors.”

•

Investing activities used $75 million of net cash in fiscal year 2010, $78 million in fiscal year 2009 and $88 million in fiscal year 2008. Cash used for purchases of property, plant and equipment was $68 million in fiscal year 2010, compared to $63 million and $81 million in fiscal years 2009 and 2008, respectively. In fiscal year 2009, we made an additional net loan advance of $6 million to dpiX. In fiscal year 2008, we also invested $8 million in a privately held company.

•

Financing activities used net cash of $422 million in fiscal year 2010 compared to $71 million and $142 million in fiscal years 2009 and 2008, respectively. In fiscal year 2010, we used $498 million for the repurchases of common stock, compared to $101 million in fiscal year 2009 and $262 million in fiscal year 2008. In fiscal years 2010, 2009 and 2008, we used $9 million, $8 million and $9 million, respectively, to repay bank borrowings. In fiscal year 2010, we also used $23 million for an equity forward contract related to an accelerated VMS common stock repurchase agreement. In fiscal year 2008, we also used $41 million to repay borrowings under our credit facilities. Cash used for financing activities in fiscal years 2010, 2009 and 2008 also includes $8 million, $3 million and $1 million (the value of withheld shares), respectively, for tendered VMS common stock to satisfy employee tax withholding requirements upon vesting of restricted common stock and restricted stock units. These uses were partially offset by cash proceeds from employee stock option exercises and employee stock purchases of $84 million, $28 million and $129 million in fiscal years 2010, 2009 and 2008 respectively, as well as cash provided by excess tax benefits from share-based compensation of $15 million in fiscal year 2010, $10 million in fiscal year 2009 and $42 million in fiscal year 2008. In fiscal years 2010 and 2009, we also borrowed $16 million and $4 million, respectively, in net cash from our credit facilities.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 3.0% of revenues in fiscal year 2011.

We have a $225 million credit facility with Bank of America, N.A. (“BofA”), which was amended and restated in November 2008 and then again amended in July 2009 and in August 2010. This credit facility, as amended to date, is referred to as the “Amended BofA Credit Facility.” A portion of the Amended BofA Credit Facility is collateralized with a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. As of October 1, 2010, VMS has pledged to BofA 65% of the voting shares that it holds in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary. Under the Amended BofA Credit Facility, VMS’s Japanese subsidiary (“VMS KK”) can borrow up to 2.7 billion Japanese Yen as part of the overall credit facility (the “Japanese Line of Credit”). At any time amounts are outstanding under the Japanese Line of Credit, the full borrowing capacity is deemed committed for use in Japan and therefore the maximum amount VMS can otherwise borrow under the Amended BofA Credit Facility will be reduced by $35 million to $190 million. VMS guarantees the payment of the outstanding balance under the Japanese Line of Credit.

The Amended BofA Credit Facility may be used for: working capital; capital expenditures; permitted acquisitions; and other lawful corporate purposes. Borrowings under the Japanese Line of Credit can be used by VMS KK for refinancing certain intercompany debts, working capital, capital expenditures and other lawful corporate purposes. Borrowings under the Amended BofA Credit Facility (outside of the Japanese Line of Credit) accrue interest either: (i) based on LIBOR plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes, depreciation and amortization (“EBITDA”)- or (ii) based upon a base rate of either the federal funds rate plus 0.5% or BofA’s announced prime rate, whichever is greater, minus a margin of 0.5% to 0% based on a leverage ratio involving funded indebtedness and EBITDA (depending upon our instructions to BofA). We may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate are adjustable daily. Under the Amended BofA Credit Facility, we pay commitment fees at an annual rate of 0.2% to 0.3% based on a leverage ratio involving funded indebtedness and EBITDA. Borrowings under the Japanese Line of Credit accrue interest at the basic loan rate announced by the Bank of Japan plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA. The Amended BofA Credit Facility, as well as the Japanese Line of Credit, will expire on November 10, 2011, if not extended by mutual agreement of VMS and BofA,.

As of October 1, 2010, $20 million was outstanding under the Amended BofA Credit Facility with a weighted average interest rate of 1.51% and none of which was outstanding under the Japanese Line of Credit. During fiscal year 2010, the amount outstanding under the Amended BofA Credit Facility (including the Japanese Line of Credit) reached approximately $177 million, which was primarily used to finance an accelerated share repurchase agreement executed in August 2010 (described further below under “Stock Repurchase Program.”) The Amended BofA Credit Facility contains customary affirmative and negative covenants for facilities of this type. We have also agreed to maintain certain financial covenants relating to: (i) leverage ratios involving funded indebtedness and EBITDA; (ii) liquidity; and (iii) consolidated assets. As of October 1, 2010, we were in compliance with all covenants. See also Note 7 “Credit Facility” to the Consolidated Financial Statements for a discussion regarding the Amended BofA Credit Facility.

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

Total debt as a percentage of total capital increased to 3.3% at October 1, 2010 from 2.7% at October 2, 2009. The ratio of current assets to current liabilities decreased to 1.86 to 1 at October 1, 2010 from 1.99 to 1 at October 2, 2009.

Days Sales Outstanding

Trade accounts receivable DSO were 82 days at October 1, 2010 compared to 81 days at October 2, 2009 Our accounts receivable and DSO are impacted by a number of factors, including primarily: the timing of product shipments, collections performance, payment terms, and the mix of revenues from different regions. As of October 1, 2010, less than 1% of our accounts receivable balance was related to customer contracts with extended payment terms of more than one year.

Stock Repurchase Program

During fiscal years 2010, 2009 and 2008, we paid $498 million, $101 million and $262 million, respectively, to repurchase 9,788,249 shares, 2,248,000 shares and 5,110,000 shares, respectively, of VMS common stock under various authorizations by VMS’s Board of Directors. Shares may be repurchased in the open market or in privately negotiated transactions or under Rule 10b5-1 share repurchase plans and may be made from time to time in one or more large blocks.

The fiscal year 2010 repurchase amounts include shares of VMS common stock repurchased under an accelerated share repurchase agreement executed on August 24, 2010 with BofA (the “Repurchase Agreement”). Pursuant to the Repurchase Agreement, we paid to BofA $225 million and BofA delivered 3,888,249 shares of VMS common stock, representing approximately 90% of the shares to be repurchased based on the closing price of VMS common stock of $52.08 on August 24, 2010. The specific number of shares that we ultimately will repurchase under the Repurchase Agreement will be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount. The repurchase period will end on February 23, 2011, provided that BofA has the right to accelerate the end of the repurchase period beginning on December 20, 2010. At the completion of the repurchase period, depending on the volume weighted average share price of VMS common stock during the repurchase period, we may be entitled to receive additional shares of VMS common stock from BofA or we may be required to deliver VMS shares or, at our option, make a cash payment to BofA. The remaining $22.5 million, representing approximately 10% of the cash payment to BofA, was recorded as an equity forward contract, which was included in “Capital in excess of par value” in the Consolidated Balance Sheet at October 1, 2010.

All shares that have been repurchased have been retired. An authorization expired on December 31, 2009 with 6,050,000 shares available for repurchase. As of October 1, 2010, 4,461,751 shares of VMS common stock remained available for repurchase under an authorization that expires on September 30, 2011.

Contractual Obligations

The following summarizes our contractual obligations as of October 1, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
(In millions)	Fiscal Year 2011	Fiscal Years 2012 - 2013	Fiscal Years 2014 - 2015	Beyond	Total
Short-term borrowings(1)	$20.0	$—	$—	$—	$20.0
Long term debt(2)	5.5	11.6	6.3	—	23.4
Interest obligation on long term debt	1.5	1.3	0.3	—	3.1
Operating leases(3)	14.5	17.8	9.5	4.4	46.2
Defined benefit pension plans(4)	6.6	—	—	—	6.6
Post-retirement benefit plan(5)	0.5	1.0	1.0	2.5	5.0

Total(6)	$48.6	$31.7	$17.1	$6.9	$104.3

(1)	Short-term borrowings were outstanding under the Amended BofA Credit Facility with a weighted average interest rate of 1.51%. See a detailed discussion of our credit facilities in Note 7, “Credit Facility” of the Notes to the Consolidated Financial Statements.

(2)	Long-term debt, including current maturities, decreased $9 million from October 2, 2009 due to principal repayments. The fixed interest rates on the outstanding debt on this date ranged from 6.70% to 7.58% with a weighted average interest rate of 6.89%. As of October 1, 2010, land and buildings with a carrying amount of $13.1 million were pledged as collateral against certain loans we assumed related to purchases of land and buildings in Las Vegas. For further discussion regarding long-term debt, see Note 6, “Long-term Debt” of the Notes to the Consolidated Financial Statements.

(3)	Operating leases include future minimum lease payments under all our noncancelable operating leases as of October 1, 2010.

(4)	As further described in Note 10, “Retirement Plans” of the Notes to the Consolidated Financial Statements, as of October 1, 2010, our defined benefit pension plans were underfunded by $28.0 million. Due to the impact of future plan asset performance, changes in interest rates and other economic and demographic assumptions the potential for changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions to fund its defined benefit pension plans beyond the next fiscal year.

(5)	As further described in Note 10, “Retirement Plans” of the Notes to the Consolidated Financial Statements, as of October 1, 2010, our post-retirement benefit plan had an estimated total benefit obligation of $5.9 million. Due to changes in health care cost trend rates, mortality rates of plan participants, and the potential for us to change the type of health care plans offered or the level of contributions from plan participants, we are not able to reasonably estimate the timing and amount of contributions to fund its post-retirement benefit plan beyond fiscal year 2020.

(6)	The following items are not included in the table above:

•

Long-term income taxes payable includes the liability for uncertain tax positions, including interest and penalties, and may also include other long-term tax liabilities. As of October 1, 2010, our liability for uncertain tax positions was $56.8 million and we do not anticipate payment of these amounts in the next 12 months. We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, the liability for uncertain tax positions has been excluded from the table above. See a detailed discussion in Note 13, “Taxes on Earnings” of the Notes to the Consolidated Financial Statements.

•

In February 2009, we agreed to loan an aggregate amount of $14 million to dpiX. As of October 1, 2010, we had loaned $8.8 million to dpiX and had outstanding commitment to loan an additional $5.2 million under this agreement. We do not know the timing of the funding of the remaining $5.2 million. See detailed discussion in Note 5, “Related Party Transactions” of the Notes to the Consolidated Financial Statements.

•

As further described in Note 9, “Commitment and Contingencies” of the Notes to the Consolidated Financial Statements, as of October 1, 2010, we accrued $13.5 million for environmental remediation liabilities. The amount accrued represents estimates of anticipated future costs and the timing and amount of actual future environmental remediation costs may vary as the scope of our obligations become more clearly defined.

•

As discussed above under “Share Repurchase Program,” we entered into the Repurchase Agreement with BofA to repurchase $225 million of VMS common stock on August 24, 2010. As of October, we received 3,888,249 shares of VMS common stock under the Repurchase Agreement. The specific number of shares that we ultimately will repurchase under the Repurchase Agreement will be based on the volume weighted average share price of VMS common stock during the repurchase period, which will end between December 20, 2010 and February 23, 2011. We may be entitled to receive additional shares of VMS common stock from BofA or we may be required, at its option, to deliver VMS shares or make a cash payment to BofA.

Contingencies

Environmental Remediation Liabilities

For a discussion of environmental remediation liabilities, see Note 9, “Commitments and Contingencies—Environmental Remediation Liabilities” of the Notes to the Consolidated Financial Statements, which discussion is incorporated herein by reference.

Acquisition-Related Commitments/Obligations

When we acquired ACCEL in January 2007, ACCEL was involved in a contract-related lawsuit, which we settled by agreeing to perform certain services for a fixed price contract (the “Fixed Price Contract”). As of October 2, 2009, we had a loss accrual of €7.6 million in relation to the Fixed Price Contract. In the first quarter of fiscal year 2010, we entered into a new contract (the “New Contract”) to perform certain services for a fixed price and we recorded a loss accrual of €0.9 million in connection with the New Contract. As of October 1, 2010, the balance of the loss accrual related to this contingency (the New Contract) was €0.3 million. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Consolidated Statements of Earnings in the periods in which these variances arise.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of October 1, 2010, we have not incurred any significant costs since the Spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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

Recent Accounting Pronouncements

In December 2008, the FASB issued new guidance under Accounting Standards Codification (“ASC”) 715-20, which provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other post-retirement plan and requires employers to disclose information about fair value measurements of plan assets. The new guidance under ASC 715-20 was effective for us as of the end of fiscal year 2010. The adoption of the new guidance concerns disclosure did not have an impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued the consolidation guidance for variable-interest entities to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable-interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable-interest entity that most significantly impact the entity’s economic performance. The new guidance will be effective for us in the first quarter of fiscal year 2011. We do not expect the adoption of the new guidance will have a material impact on our existing consolidated financial position, results of operations and cash flows.

In March 2010, the FASB issued the guidance related to the Milestone Method of Revenue Recognition (“ASU 2010-17”), which recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transaction. ASU 2010-17 is effective for us in the first quarter of fiscal year 2011, with early adoption permitted. We do not expect the adoption of the new guidance will have a material impact on our consolidated financial position, results of operations and cash flows.

In July 2010, the FASB issued ASU 2010-20 to provide guidance to enhance disclosures related to the credit quality of a company’s financing receivables portfolio and the associated allowance for credit losses. Pursuant to this accounting guidance, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users’ evaluation of the nature of credit risk inherent in the company’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period will be effective for us beginning in the first quarter of fiscal year 2011, and the revised disclosures related to activities during the reporting period will be effective for us beginning in the second quarter of fiscal year 2011. We are currently evaluating the impact of this accounting update on its financial statement disclosures.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to three primary types of market risks: credit risk, foreign currency exchange rate risk and interest rate risk.

Credit Risk

We are exposed to credit loss in the event of nonperformance by counterparties on the foreign currency forward contracts used in hedging activities. These counterparties are large international and regional financial institutions and to date, no such counterparty has failed to meet its financial obligation to us under such contracts. In addition, cash and cash equivalents held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. We also may need to rely on the credit facility described below. Our access to our cash and cash equivalents or ability to borrow could be reduced if one or more financial institutions with which we have deposits or from which we borrow should fail or otherwise be adversely impacted by conditions in the financial or credit markets. Conditions such as those we experienced as a result of the economic downturn and accompanying contraction in the credit markets heighten these risks.

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

The notional values and the weighted average contractual foreign currency exchange rates of our sold and purchased forward exchange contracts outstanding at October 1, 2010 were as follows:

(In millions)	Notional Value Sold	Notional Value Purchased	Weighted Average Contract Rate (Foreign Currency Units per USD)
Australian dollar	$19.7	$—	1.0349
British pound	3.3	9.9	0.6319
Canadian dollar	—	1.5	1.0236
Danish krone	0.6	2.7	5.4170
Euro	131.5	3.0	0.7273
Indian rupee	2.4	—	44.9400
Japanese yen	79.0	—	83.7236
New Zealand dollar	2.2	—	1.3477
Norwegian kron	0.7	—	5.8435
Swedish krona	—	2.6	6.7170
Swiss franc	—	50.0	0.9758

Totals	$239.4	$69.7

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consisted of cash and cash equivalents as of October 1, 2010. The principal amount of cash and cash equivalents at October 1, 2010 totaled $520 million with a weighted average interest rate of 0.23%.

The Amended BofA Credit Facility (including the Japanese Line of Credit) allows us to borrow up to a maximum amount of $225 million. We collateralized a portion of the Amended BofA Credit Facility with a pledge of 65% of the voting shares that we hold in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary. Borrowings under the Amended BofA Credit Facility (outside of the Japanese Line of Credit) accrue interest based on the LIBOR, the federal funds rate, or the BofA’s prime rate plus a margin. Borrowings under the Japanese Line of Credit accrue interest at the basic loan rate announced by the Bank of Japan plus a margin.

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Amended BofA Credit Facility (including the Japanese Line of Credit). As of October 1, 2010, the amount outstanding under the Amended BofA Credit Facility was $20 million, none of which was outstanding under the Japanese Line of Credit, with interest being accrued on LIBOR plus a margin. If the amount outstanding under the Amended BofA Credit Facility remained at this level for an entire year and the LIBOR increased or decreased, respectively, by 1%, our annual interest expense would increase or decrease, respectively, by an additional $200,000. See a detailed discussion of the Amended BofA Credit Facility in Item 7, “MD&A- Liquidity and Capital Resources.”

In addition, we had $23.4 million of long-term debt (including the current maturities of long term debt) outstanding at October 1, 2010 that carried at a weighted average fixed interest rate of 6.9% with principal payments due in various installments over a four-year period. To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future.

The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents, short-term borrowings and long term debt.

	Fiscal Years
(Dollars in millions)	2011	2012	2013	2014	2015	Thereafter	Total
Assets:
Cash and cash equivalents	$520.2	$—	$—	$—	$—	$—	$520.2
Average interest rate(1)	0.23%	—	—	—	—	—	0.23%
Liabilities:
Long-term debt	$5.5	$11.6	$—	$6.3	$—	$—	$23.4
Average interest rate	6.80%	7.03%	—	6.70%	—	—	6.89%
Short-term borrowing under credit facilities	$20.0	$—	$—	$—	$—	$—	$20.0
Average interest rate(1)	1.51%	—	—	—	—	—	1.51%

(1)	Represents interest rates effective as of October 1, 2010.

The estimated fair value of our cash and cash equivalents and the estimated fair value of our short-term borrowings under the credit facility approximated the principal amounts reflected above based on the maturities of these financial instruments.

The fair value of our long-term debt was estimated based on the current rates available to us for debt of similar terms and remaining maturities. Under this method, the fair value of our debt was estimated to be $25.4 million at October 1, 2010. We determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that we or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 8.    Financial Statements and Supplementary Data

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)	Fiscal Years Ended
	2010	2009	2008
Revenues:
Product	$1,813,646	$1,766,929	$1,689,724
Service contracts and other	542,939	447,131	380,006

Total revenues	2,356,585	2,214,060	2,069,730

Cost of revenues:
Product	1,055,150	1,013,973	985,133
Service contracts and other	275,793	239,582	207,065

Total cost of revenues	1,330,943	1,253,555	1,192,198

Gross margin	1,025,642	960,505	877,532

Operating expenses:
Research and development	156,748	147,375	135,599
Selling, general and administrative	334,692	338,984	322,529

Total operating expenses	491,440	486,359	458,128

Operating earnings	534,202	474,146	419,404
Interest income	2,831	4,594	11,498
Interest expense	(4,108)	(4,097)	(4,879)

Earnings from continuing operations before taxes	532,925	474,643	426,023
Taxes on earnings	165,444	143,167	130,767

Earnings from continuing operations	367,481	331,476	295,256
Loss from discontinued operations, net of taxes	(7,059)	(12,454)	(15,772)

Net Earnings	$360,422	$319,022	$279,484

Net earnings (loss) per share—basic:
Continuing operations	$3.02	$2.67	$2.37
Discontinued operations	(0.06)	(0.10)	(0.13)

Net earnings per share	$2.96	$2.57	$2.24

Net earnings (loss) per share—diluted:
Continuing operations	$2.96	$2.65	$2.31
Discontinued operations	(0.05)	(0.10)	(0.12)

Net earnings per share	$2.91	$2.55	$2.19

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding—Basic	121,816	124,034	124,800

Weighted average shares outstanding—Diluted	124,025	124,995	127,604

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)	October 1, 2010	October 2, 2009
Assets
Current assets:
Cash and cash equivalents	$520,221	$553,529
Accounts receivable, net of allowance for doubtful accounts of $4,209 at October 1, 2010 and $4,347 at October 2, 2009	591,677	580,918
Inventories	363,933	321,861
Prepaid expenses and other current assets	87,267	71,751
Deferred tax assets	118,246	144,392

Total current assets	1,681,344	1,672,451
Property, plant and equipment, net	267,927	264,060
Goodwill	208,451	210,346
Other assets	166,230	161,391

Total assets	$2,323,952	$2,308,248

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$119,018	$116,093
Accrued expenses	287,851	304,402
Product warranty	53,233	50,823
Deferred revenues	141,916	130,588
Advance payments from customers	275,998	226,964
Short-term borrowings	20,000	4,445
Current maturities of long-term debt	5,525	9,005

Total current liabilities	903,541	842,320
Long-term debt	17,869	23,394
Other long-term liabilities	127,175	130,751

Total liabilities	1,048,585	996,465

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 118,007 and 125,281 shares issued and outstanding at October 1, 2010 and at October 2, 2009, respectively	118,007	125,281
Capital in excess of par value	508,366	516,478
Retained earnings	686,598	696,409
Accumulated other comprehensive loss	(37,604)	(26,385)

Total stockholders’ equity	1,275,367	1,311,783

Total liabilities and stockholders’ equity	$2,323,952	$2,308,248

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(In thousands)	2010	2009	2008
Cash flows from operating activities:
Net earnings	$360,422	$319,022	$279,484
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	39,814	42,577	40,994
Tax benefits from exercises of share-based payment awards	18,282	8,270	45,656
Excess tax benefits from share-based compensation	(15,072)	(9,639)	(42,020)
Depreciation	44,973	41,008	32,247
Amortization of intangible assets	3,320	3,601	4,462
Deferred taxes	30,111	(22,008)	3,097
Provision for doubtful accounts receivable	1,319	2,038	250
Net change in fair value of derivatives and underlying commitments	(5)	1,920	2,200
(Income) loss on equity investment in affiliate	732	905	(286)
Impairment loss on long-lived assets and goodwill	—	—	3,324
Loss on sale of Research Instruments	—	8,062	—
Other	1,081	(3,334)	(2,391)
Changes in assets and liabilities:
Accounts receivable	(12,874)	(86,012)	21,978
Inventories	(53,328)	(39,575)	(56,062)
Prepaid expenses and other current assets	(13,753)	(3,495)	(36,806)
Accounts payable	2,959	6,042	10,462
Accrued expenses	1,023	47,139	3,045
Product warranty	1,843	(1,492)	14
Deferred revenues	11,328	(10,819)	39,529
Advance payments from customers	49,201	22,349	23,038
Other long-term liabilities	(10,590)	(22,126)	12

Net cash provided by operating activities	460,786	304,433	372,227

Cash flows from investing activities:
Purchases of property, plant and equipment	(67,545)	(62,562)	(81,424)
Equity and cost investments	—	—	(7,783)
(Increase) decrease in cash surrender value of life insurance	591	(2,505)	4,330
Acquisition of businesses, net of cash acquired	(1,800)	(2,550)	(2,092)
Notes repayment (receivable) from affiliate and other	271	(5,662)	(315)
Other	(6,332)	(4,627)	(301)

Net cash used in investing activities	(74,815)	(77,906)	(87,585)

Cash flows from financing activities:
Repurchases of common stock	(497,500)	(101,485)	(261,558)
Equity forward contract	(22,500)	—	—
Proceeds from issuance of common stock to employees	84,431	27,825	128,743
Excess tax benefits from share-based compensation	15,072	9,639	42,020
Employees’ tax withheld and paid for restricted stock and restricted stock units	(8,034)	(3,193)	(1,134)
Repayments on bank borrowings	(9,005)	(7,987)	(8,971)
Net borrowings (repayments) under line of credit agreements	15,598	4,171	(41,000)
Other	(237)	(251)	(176)

Net cash used in financing activities	(422,175)	(71,281)	(142,076)

Effects of exchange rate changes on cash and cash equivalents	2,896	977	(8,506)

Net increase (decrease) in cash and cash equivalents	(33,308)	156,223	134,060
Cash and cash equivalents at beginning of fiscal year	553,529	397,306	263,246

Cash and cash equivalents at end of fiscal year	$520,221	$553,529	$397,306

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE EARNINGS

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(In thousands)	Shares	Amount
Balances at September 28, 2007	125,215	$125,215	$311,411	$395,742	$(10,913)	$821,455
Net earnings	—	—	—	279,484	—	279,484
Currency translation adjustment	—	—	—	—	29	29
Unrealized loss on derivatives, net of taxes of $307	—	—	—	—	(487)	(487)
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the year, net of taxes of $2,675	—	—	—	—	(7,473)	(7,473)
Amortization of transition obligation, net of taxes of $191	—	—	—	—	304	304
Amortization of prior service cost, net of taxes of $19	—	—	—	—	127	127
Amortization and settlement of net actuarial loss, net of taxes of $144	—	—	—	—	185	185

Comprehensive earnings	—	—	—	—	—	272,169

Adoption of the provisions in ASC 740 relating to accounting for uncertainty in income taxes	—	—	—	(19,064)	—	(19,064)
Issuance of common stock	4,973	4,973	123,770	—	—	128,743
Tax benefits from exercises of share-based payment awards	—	—	45,656	—	—	45,656
Issuance of common stock in settlement of deferred stock units and restricted stock, net of shares withheld for employee taxes and cancellation	512	512	(1,646)	—	—	(1,134)
Share-based compensation expense			40,918	—	—	40,918
Repurchases of common stock	(5,110)	(5,110)	(51,725)	(204,723)	—	(261,558)

Balances at September 26, 2008	125,590	125,590	468,384	451,439	(18,228)	1,027,185
Net earnings	—	—	—	319,022	—	319,022
Currency translation adjustment	—	—	—	—	2,362	2,362
Reclassification of foreign currency translation resulting from the sale of Research Instruments	—	—	—	—	(778)	(778)
Unrealized gain on derivatives:
Increase in unrealized gain, net of taxes of $2,616	—	—	—	—	4,164	4,164
Reclassification adjustments, net of taxes of $2,310	—	—	—	—	(3,677)	(3,677)
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the year, net of taxes of $2,352	—	—	—	—	(11,265)	(11,265)
Amortization of transition obligation, net of taxes of $191	—	—	—	—	301	301
Amortization of prior service cost, net of taxes of $19	—	—	—	—	132	132
Amortization and settlement of net actuarial loss, net of taxes of $287	—	—	—	—	535	535

Comprehensive earnings	—	—	—	—	—	310,796

Adoption of measurement date provision of ASC 715	—	—	—	(122)	69	(53)
Issuance of common stock	1,500	1,500	26,325	—	—	27,825
Tax benefits from exercises of share-based payment awards	—	—	8,270	—	—	8,270
Issuance of common stock in settlement of deferred stock units and restricted stock, net of shares withheld for employee taxes and cancellation	439	439	(3,631)	—	—	(3,192)
Share-based compensation expense	—	—	42,437	—	—	42,437
Repurchases of common stock	(2,248)	(2,248)	(25,307)	(73,930)	—	(101,485)

Balances at October 2, 2009	125,281	125,281	516,478	696,409	(26,385)	1,311,783
Net earnings	—	—	—	360,422	—	360,422
Currency translation adjustment	—	—	—	—	(4,681)	(4,681)
Unrealized gain on derivatives:						—
Increase in unrealized gain, net of taxes of $165	—	—	—	—	260	260
Reclassification adjustments, net of taxes of $360	—	—	—	—	(567)	(567)
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the year, net of taxes of $1,293	—	—	—	—	(7,750)	(7,750)
Amortization of transition obligation, net of taxes of $28	—	—	—	—	44	44
Amortization of prior service cost, net of taxes of $18	—	—	—	—	135	135
Amortization of net actuarial loss, net of taxes of $402	—	—	—	—	1,340	1,340

Comprehensive earnings	—	—	—	—	—	349,203

Issuance of common stock	2,651	2,651	81,780	—	—	84,431
Tax benefits from exercises of share-based payment awards	—	—	18,282	—	—	18,282
Issuance (Retirement) of common stock in settlement of deferred stock units, restricted stock units and restricted stock, net of shares withheld for employee taxes and cancellation	(137)	(137)	(7,897)	—	—	(8,034)
Share-based compensation expense	—	—	39,702	—	—	39,702
Equity forward contract	—	—	(22,500)	—	—	(22,500)
Repurchases of common stock	(9,788)	(9,788)	(117,479)	(370,233)	—	(497,500)

Balances at October 1, 2010	118,007	$118,007	$508,366	$686,598	$(37,604)	$1,275,367

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Varian Medical Systems, Inc. (“VMS”) and subsidiaries (collectively, the “Company”) designs, manufactures, sells and services equipment and software products for treating cancer with radiotherapy, stereotactic radiosurgery and brachytherapy. The Company also designs, manufactures, sells and services x-ray tubes for original equipment manufacturers (“OEMs”); replacement x-ray tubes; and flat panel digital image detectors for filmless x-rays imaging in medical, dental, veterinary, scientific and industrial applications. It designs, manufactures, sells and services linear accelerators, digital image detectors, image processing software and image detection products for security and inspection purposes. The Company also develops, designs, manufacturers, sells and services proton therapy products and systems for cancer treatment.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). As discussed in Note 15 “Discontinued Operations,” the Company has classified the assets and liabilities of the scientific research instruments business (“Research Instruments”) of ACCEL Instruments GmbH (“ACCEL,” which has since changed its name to Varian Medical Systems Particle Therapy GmbH) as discontinued operations in the Consolidated Balance Sheets and presented its operating results as a discontinued operation in the Consolidated Statements of Earnings for all periods presented. Because amounts related to Research Instruments in the Consolidated Statements of Cash Flows and in the Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings were not material for any period presented, the Company has not segregated them from continuing operations. Unless noted otherwise, discussion in these notes pertains to the Company’s continuing operations.

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2010 was the 52-week period that ended on October 1, 2010. Fiscal year 2009 was the 53-week period that ended on October 2, 2009 and fiscal year 2008 was the 52-week period that ended on September 26, 2008.

Distribution

On April 2, 1999, Varian Associates, Inc. reorganized into three separate publicly traded companies by spinning off, through a tax-free distribution, two of its businesses to stockholders (the “Spin-offs”). The Spin-offs resulted in the following three companies: 1) the Company (renamed from Varian Associates, Inc. to Varian Medical Systems, Inc. following the Spin-offs); 2) Varian, Inc. (“VI”), which became a wholly owned subsidiary of Agilent Technologies Inc. in May 2010; and 3) Varian Semiconductor Equipment Associates, Inc. (“VSEA”). The Spin-offs resulted in a non-cash dividend to stockholders.

In connection with the Spin-offs, the Company, VI and VSEA also entered into various agreements that set forth the principles to be applied in separating the companies and allocating certain related costs and specified portions of contingent liabilities (see Note 9, “Commitments and Contingencies.”)

Principles of Consolidation

The consolidated financial statements include those of VMS and its subsidiaries. Intercompany balances, transactions and stock holdings have been eliminated in consolidation.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts, accounts payable and short-term borrowings, approximate fair value due to their short maturities.

Foreign Currency Translation

For foreign subsidiaries where the U.S. dollar is the functional currency, gains and losses from remeasurement of foreign currency financial statements into U.S. dollars are included in the Consolidated Statements of Earnings. The aggregate net gains (losses) resulting from foreign currency transactions and remeasurement of foreign currency financial statements into U.S. dollars, that were included in the Consolidated Statements of Earnings, were $1.1 million, $8.5 million and ($1.0) million in fiscal years 2010, 2009 and 2008, respectively. For the foreign subsidiary where the local currency is the functional currency, translation adjustments of foreign currency financial statements into U.S. dollars are recorded to a separate component of accumulated other comprehensive income. Cumulative currency translation adjustments were a loss of $0.5 million as of October 1, 2010, a gain of $4.2 million at October 2, 2009 and a gain of $2.6 million as of September 26, 2008.

Cash and Cash Equivalents

The Company considers currency on hand, demand deposits, time deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are held in various financial institutions in the United States and internationally.

Investments in Privately Held Companies

Except for the investment in dpiX Holding LLC (“dpiX Holding”), investments in privately held companies are accounted for under the cost method. The Company’s investment in dpiX Holding is accounted for under the equity method. The Company’s investments are included in “Other assets” in the Consolidated Balance Sheets and are carried at cost. The Company monitors these investments for impairment and makes appropriate reductions in carrying values if the Company determines that impairment charges are required based primarily on the financial condition and near-term prospects of these companies. The Company did not have any impairment loss on investments in privately held companies for fiscal years 2010, 2009 and 2008.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents, trade accounts receivable and derivative financial instruments used in hedging activities. The Company is exposed to credit loss in the event of nonperformance by counterparties on the foreign currency forward contracts used in hedging activities. The Company

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

transacts its foreign currency forward contracts with several large international and regional financial institutions and, therefore, does not consider the risk of nonperformance to be concentrated in any specific counterparty. The Company has not experienced any losses resulting from the failure of counterparty to meet its financial obligations under foreign currency forward contracts. Cash and cash equivalents held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and typically requires a down payment before shipments of products. The Company maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable. No single customer represented more than 10% of the accounts receivable amount for any period presented.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Major improvements are capitalized, while repairs and maintenance are expensed as incurred. Costs incurred for internally developed software during the application development stage are capitalized in accordance with Accounting Standards Codification (“ASC”) 350-40. Internally developed software primarily includes enterprise-level business software that the Company customizes to meet its specific operational needs. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Land is not subject to depreciation, but land improvements are depreciated over fifteen years. Land leasehold rights and leasehold improvements are amortized over the lesser of estimated useful lives or remaining lease terms. Buildings are depreciated over twenty years. Machinery and equipment are depreciated over their estimated useful lives, which range from three to seven years. Assets subject to lease are amortized over the lesser of estimated useful lives or lease terms. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from retirements or disposals are included in operating earnings.

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

Impairment of Long-lived Assets, Goodwill and Intangible Assets

The Company reviews long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on their estimated undiscounted future cash flows. If the carrying value of the assets exceeds the estimated future

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

undiscounted cash flows, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. For assets held for sale, the Company assesses these assets for impairment based on their fair values less cost to sell. If the carrying value of the assets held for sale exceeds the fair value less cost to sell, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets less cost to sell. In fiscal year 2008, the Company recognized an impairment charge of $2.7 million for the impairment of long-lived assets of Research Instruments, which was sold in the second quarter of fiscal year 2009. See Note 15 “Discontinued Operations” for a detailed discussion. The Company did not recognize any impairment charges in fiscal years 2010 and 2009.

In accordance with ASC 350, the Company evaluates goodwill for impairment at least annually or whenever an event occurs or circumstances changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. The Company determines the fair value of its reporting units based on the present value of estimated future cash flows of the reporting units. The Company determines the fair value of businesses held for sale based on the expected selling prices of the businesses. If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss.

In the fourth quarter of fiscal year 2008, the Company performed a goodwill impairment test for Research Instruments, which became a business held for sale in the fourth quarter of fiscal year 2008, and recognized a goodwill impairment charge of $0.6 million. In the fourth quarter of fiscal years 2008, 2009 and 2010, the Company also performed the annual goodwill impairment testing as of the end of the third quarter of each fiscal year for the four remaining reporting units that carried goodwill, Oncology Systems, X-ray Products, Security and Inspection Products (“SIP”) and Varian Particle Therapy (the business of ACCEL that remained after the sale of Research Instruments), and found no impairment. Based on the most recent annual goodwill impairment testing that we performed in the fourth quarter of fiscal year 2010 for each of our four reporting units with goodwill (Oncology Systems, X-ray Products, SIP and Varian Particle Therapy), the fair value of each such reporting unit was substantially in excess of its carrying value.

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

At the beginning of its second quarter of fiscal year 2010, the Company elected to early adopt the amended software revenue guidance and amended multiple deliverable revenue arrangement guidance on a prospective basis as of the beginning of fiscal year 2010 and has applied the amended guidance for revenue arrangements originating or materially modified after October 2, 2009. The adoption of the new accounting guidance did not have a material impact on the Company’s previously reported financial position, results of operations or cash flows. The guidance does not change the units of accounting for the Company’s revenue arrangements for its existing product and service offerings as of the adoption date. However, as the Company’s future hardware and software product and service offerings may become more complex and interconnected, revenue recognition for multiple element arrangements under the new guidance could differ materially from the results under prior authoritative guidance. The Company is currently unable to determine the effect that the new guidance could have on its future revenue recognition as the Company’s products and service offerings evolve.

Many of the Company’s revenue arrangements consist of multiple deliverables of its software and non-software products, as well as related services. In Oncology Systems, the linear accelerators are often sold with hardware and software accessory products that enhance efficiency and enable delivery of advanced radiotherapy and radiosurgery treatments. Many of the Oncology Systems hardware and software accessory products are also sold on a stand-alone basis. The X-ray Products business generally sells its x-ray tubes and flat panel detectors on a stand-alone basis. However, the X-ray Products business occasionally sells its flat panel detectors and x-ray tubes as a package that is optimized for digital x-ray imaging. While SIP products are generally sold on a stand-alone basis, SIP occasionally sells its Linatron® x-ray accelerators together with its imaging processing software and image detection products to original equipment manufacturer (“OEM”) customers which incorporate them into their inspection systems. Service contracts are often sold with Oncology Systems products, as well as with certain products in the X-ray Products and SIP businesses. As discussed below, certain of the Oncology Systems and SIP products are sold with installation obligations. Delivery of different elements in a revenue arrangement often span more than one reporting period. For example, a linear accelerator may be delivered in a reporting period but the related installation is completed in a later period. Revenue related to service contracts usually starts after the expiration of the warranty period for non-software product or upon acceptance for software products.

For arrangements with multiple elements including hardware and software products that were entered into prior to fiscal year 2010, the Company allocated revenue to each element based on the prior authoritative guidance. For hardware products, the Company allocated revenue to each element based on its relative fair value and recognized the allocated revenue for each delivered element provided that it had value to the customer on a stand-alone basis. For software products (which includes software and deliverables for which a software deliverable is essential to its functionality), the Company allocated revenue to each element based on VSOE of its fair value. In the absence of VSOE of its fair value for a

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

delivered element, the Company first allocated revenue to the undelivered element based on the fair value of the undelivered elements and the residual revenue to the delivered elements, provided that the undelivered software element is not essential to the functionality of the delivered element. The Company limited the amount of revenue recognition for delivered elements to the amount that was not contingent on the future delivery of additional products or services.

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

For multiple element revenue arrangements that involve non-software products, a delivered non-software element is considered as a separate unit of accounting when it has stand-alone value and there is no customer-negotiated refund or return rights for the delivered element. The allocation of revenue to all deliverables based on their relative selling prices is determined at the inception of the arrangement. The selling price for each deliverable is determined using VSOE of selling price, if it exists; otherwise, TPE. If neither VSOE of selling price nor TPE exists for a deliverable, the Company uses the deliverable’s ESP.

The Company’s non-software products have stand-alone value because they are sold separately. Product installation, which is a standard process and does not involve changes to the features or capabilities of the Company’s products, is considered as a separate unit of accounting. Installation of Oncology Systems and SIP non-software products involves the Company’s testing of each product at its factory prior to the product’s delivery to ensure that the product meets the Company’s published specifications. Once these tests establish that the specifications have been met, the product is then disassembled and shipped to the customer’s site as specified in the customer contract. Risk of loss is transferred to the customer either at the time of shipment or delivery, depending upon the shipping terms of the contract. At the customer’s site, the product is reassembled, installed and retested in accordance with the Company’s installation procedures to ensure and demonstrate compliance with the Company’s published specifications for that product.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company establishes VSOE of selling price based on the price charged for a deliverable when sold separately and, for a deliverable not yet being sold separately, the price established by management having the relevant authority. As discussed above, many products are sold in stand-alone arrangements and accordingly have VSOE of selling price. Service contracts are sold separately through renewal of annual contracts. The Company establishes TPE generally by evaluating the Company’s and competitors’ largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. The TPE for product installation is determined based on the estimated labor hours and the prevailing hourly rate charged for similar service, as well as the prices charged by outside vendors for installation of the Company’s products. For certain products for which the Company is not able to establish VSOE of selling prices or TPE, ESPs are used as the basis of their selling prices. The Company estimates selling prices following an established process that considers market conditions, including competitor product offerings and pricing strategies, as well as internal factors such as historical pricing practices and margin objectives. The establishment of product and service ESPs is controlled and reviewed by the appropriate level of management in all of the Company’s businesses.

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

Advance Payments from Customers

Except for government tenders, group purchases and orders with letters of credit, the Company typically requires its Oncology Systems, SIP and Varian Particle Therapy customers to provide a down payment prior to transfer of risk of loss of ordered products or an advance payment prior to performance under service contracts. These payments are recorded as “Advance payments from customers” in the Consolidated Balance Sheets.

Deferred Revenue

Deferred revenue includes (i) the billable amount applicable to shipment of software products but for which installation and/or final acceptance have not been completed and (ii) the billable amount applicable to installation and/or acceptance of non-software products for which have not been completed. Deferred costs associated with deferred revenues are included in “Inventories” in the Consolidated Balance Sheets.

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

The Company uses the “short-cut” method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC pool and the Consolidated Statements of Cash Flows of the tax effects of share-based compensation awards that were outstanding upon adoption of ASC 718. The Company considers only the direct tax impacts of share-based compensation awards when calculating the amount of tax windfalls or shortfalls.

For fiscal years 2010, 2009 and 2008, total share-based compensation expenses, before taxes, were $39.8 million, $42.6 million and $41.0 million, respectively. See Note 12, “Employee Stock Plans” for a detailed discussion.

Earnings per Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of VMS common stock outstanding for the period. Diluted net earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares under the treasury method.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the computation of net basic and diluted earnings per share:

	Fiscal Years
(In thousands, except per share amounts)	2010	2009	2008
Earnings from continuing operations	$367,481	$331,476	$295,256
Loss from discontinued operations, net of taxes	(7,059)	(12,454)	(15,772)

Net earnings	$360,422	$319,022	$279,484

Basic weighted average shares outstanding	121,816	124,034	124,800
Dilutive effect of potential common shares	2,209	961	2,804

Diluted weighted average shares outstanding	124,025	124,995	127,604

Net earnings (loss) per share—basic:
Continuing operations	$3.02	$2.67	$2.37
Discontinued operations	(0.06)	(0.10)	(0.13)

Net earnings per share	$2.96	$2.57	$2.24

Net earnings (loss) per share—diluted:
Continuing operations	$2.96	$2.65	$2.31
Discontinued operations	(0.05)	(0.10)	(0.12)

Net earnings per share	$2.91	$2.55	$2.19

The Company excludes shares underlying stock options from the computation of diluted weighted average shares outstanding if the per share value, either the exercise price of the options or the sum of (a) the exercise price of the options, (b) the amount of the compensation cost attributed to future services and not yet recognized and (c) the amount of tax benefit or shortfall that would be recorded in additional paid-in capital when the award becomes deductible, is greater than the average market price of the shares, because the inclusion of the shares underlying these stock options would be antidilutive to earnings per share. Accordingly, stock options to purchase 2,321,408 shares, 8,245,887 shares and 4,744,873 shares at weighted average exercise prices of $52.90, $46.82 and $51.08, respectively, were excluded from the computation of diluted weighted average shares outstanding during fiscal years 2010, 2009 and 2008, respectively.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Comprehensive Earnings

Comprehensive earnings include all changes in equity (net assets) during a period from non-owner sources. Comprehensive earnings include currency translation adjustments, reclassification of foreign currency translation resulting from the sale of Research Instruments, change in unrealized gain or loss on derivative instruments designated as cash flow hedges, net of taxes (see Note 8, “Derivative Instruments and Hedging Activities”), and adjustments to and amortization of unrecognized actuarial gain or loss, unrecognized transition obligation and unrecognized prior service cost of our defined benefit pension and post-retirement benefit plans. (See Note 10, “Retirement Plans”).

Taxes on Earnings

Taxes on earnings are based on pretax financial accounting income. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Recent Accounting Pronouncements

In December 2008, the FASB issued new guidance under ASC 715-20, which provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other post-retirement plan and requires employers to disclose information about fair value measurements of plan assets. The new guidance under ASC 715-20 was effective for the Company as of the end of fiscal year 2010. The adoption of the new guidance concerns disclosure did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued the consolidation guidance for variable-interest entities to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable-interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable-interest entity that most significantly impact the entity’s economic performance. The new guidance will be effective for the Company in the first quarter of fiscal year 2011. The Company does not expect the adoption of the new guidance will have a material impact on its existing consolidated financial position, results of operations and cash flows.

In March 2010, the FASB issued the guidance related to the Milestone Method of Revenue Recognition (“ASU 2010-17”), which recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transaction. ASU 2010-17 is effective for the Company in the first quarter of fiscal year 2011, with early adoption permitted. The Company does not expect the adoption of the new guidance will have a material impact on its consolidated financial position, results of operations and cash flows.

In July 2010, the FASB issued ASU 2010-20 to provide guidance to enhance disclosures related to the credit quality of a company’s financing receivables portfolio and the associated allowance for credit losses. Pursuant to this guidance, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users’ evaluation of the nature of credit risk inherent in the company’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period will be effective for the Company beginning in the first quarter of fiscal year 2011, and the revised disclosures related to activities during the reporting period will be effective for the Company beginning

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in the second quarter of fiscal year 2011. The Company is currently evaluating the impact of this accounting update on its financial statement disclosures.

2. BALANCE SHEET COMPONENTS

(In millions)	October 1, 2010	October 2, 2009
Inventories:
Raw materials and parts	$208.8	$183.1
Work-in-progress	54.3	54.7
Finished goods	100.8	84.1

Total inventories	$363.9	$321.9

Property, plant and equipment:
Land and land improvements	$42.5	$42.5
Buildings and leasedhold improvements	189.3	185.8
Machinery and equipment	303.3	280.0
Construction in progress	25.7	18.1
Assets subject to lease	2.0	0.8

	562.8	527.2
Accumulated depreciation and amortization	(294.9)	(263.1)

Property, plant and equipment, net	$267.9	$264.1

Accrued expenses:
Accrued compensation and benefits	$129.8	$125.0
Income taxes payable	42.1	48.0
Current deferred tax liabilities	3.9	1.9
Other	112.1	129.5

Total accrued expenses	$287.9	$304.4

Other long-term liabilities:
Long-term income taxes payable	$56.8	$67.8
Other	70.4	63.0

Total other long-term liabilities	$127.2	$130.8

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities are valued using Level 1 and Level 2 inputs. Level 1 instrument valuations are obtained from quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations include valuations obtained from quoted prices for identical assets in markets that are not active. In addition, the Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. The Company’s derivative instruments are short-term in nature, typically one month to twelve months in duration. As of October 1, 2010, the Company did not record any financial assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 instruments). In addition, there were no significant transfers of assets or liabilities into or out of Level 1 and Level 2 fair value measurements during fiscal years 2010 and 2009.

Effective October 3, 2009, the Company adopted the provisions of ASC 820, which establishes a framework for measuring fair value in GAAP, for nonfinancial assets and liabilities and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities as of October 1, 2010 and its assets as of October 2, 2009 that were measured at fair value on a recurring basis. There were no liabilities that were measured at fair value on a recurring basis as of October 2, 2009.

	Fair Value Measurement Using
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at October 1, 2010:
Money market funds	$36.4	$—	$—	$36.4

Total assets measured at fair value	$36.4	$—	$—	$36.4

Liabilities at October 1, 2010:
Derivative liabilities	—	(0.5)	—	(0.5)

Total liabilities measured at fair value	$—	$(0.5)	$—	$(0.5)

Assets at October 2, 2009:
Money market funds	$85.0	$—	$—	$85.0

Total assets measured at fair value	$85.0	$—	$—	$85.0

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Fair Value Measurement Using
Line Item in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at October 1, 2010:
Cash and cash equivalents	$35.3	$—	$—	$35.3
Other assets	1.1	—	—	1.1

Total assets measured at fair value	$36.4	$—	$—	$36.4

Liabilities at October 1, 2010:
Accrued liabilities	—	(0.5)	—	(0.5)

Total liabilities measured at fair value	$—	$(0.5)	$—	$(0.5)

Assets at October 2, 2009:
Cash and cash equivalents	$84.0	$—	$—	$84.0
Other assets	1.0	—	—	1.0

Total assets measured at fair value	$85.0	$—	$—	$85.0

4. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” on the Consolidated Balance Sheets as follows:

(In millions)	October 1, 2010	October 2, 2009
Intangible Assets:
Acquired existing technology	$20.7	$20.8
Patents, licenses and other	18.9	15.2
Customer contracts and supplier relationship	10.4	10.4
Accumulated amortization	(40.8)	(37.2)

Net carrying amount	$9.2	$9.2

Amortization expense for intangible assets was $3.3 million, $3.6 million and $4.3 million for fiscal years 2010, 2009 and 2008, respectively. The Company estimates amortization expense on a straight-line basis for fiscal years 2011 through 2015 and thereafter, will be as follows (in millions): $2.6, $1.8, $1.4, $0.6 and $2.8, respectively.

The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	X-ray Products	Other	Total
Balance at September 26, 2008	$125.4	$2.7	$81.0	$209.1
Acquisition of businesses	1.3	—	—	1.3
Foreign currency translation adjustments	—	—	(0.1)	(0.1)

Balance at October 2, 2009	126.7	2.7	80.9	210.3
Payment of contingent consideration	—	1.8	—	1.8
Foreign currency translation adjustments	—	—	(3.6)	(3.6)

Balance at October 1, 2010	$126.7	$4.5	$77.3	$208.5

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. RELATED PARTY TRANSACTIONS

VMS has a 40% ownership interest in dpiX Holding LLC (“dpiX Holding”), a two-member consortium which has a 100% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin-film transistor arrays (“flat panels”) for the Company’s X-ray Products’ digital image detectors and for its Oncology Systems’ On-Board Imager® (“OBI”), and PortalVisionTM imaging products. In accordance with the dpiX Holding agreement, net losses were to be allocated to the members, in succession, until their capital accounts equaled zero, then to the members in accordance with their ownership interests. The dpiX Holding agreement also provided that net profits were to be allocated to the members, in succession, until their capital accounts equaled the net losses previously allocated, then to the members in accordance with their ownership interests.

The investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits in inventory purchased from dpiX are eliminated until realized by VMS. In fiscal year 2010, VMS recorded a loss on the equity investment in dpiX Holding of $0.7 million. In fiscal year 2009, VMS recorded a loss on the equity investment in dpiX Holding of $0.9 million. VMS recorded income on the equity investment in dpiX Holding of $0.3 million in fiscal year 2008. Incomes and losses on the equity investment in dpiX Holding are included in “Selling, general and administrative” expenses in the Consolidated Statements of Earnings.

In February 2008, VMS agreed to loan $1.6 million to dpiX, with the loan bearing interest at prime plus 1% per annum. The note receivable from dpiX was $1.6 million at October 2, 2009 with current portion included in “Prepaid expense and other current assets” and the long-term portion included in “Other assets” in the Consolidated Balance Sheets. The principal balance plus accrued interest were paid in full in January 2010.

In February 2009, VMS agreed to loan an additional $14 million to dpiX in four separate installments. The loan bears interest at prime plus 1% per annum. The principal balance is due and payable to VMS in four installments beginning in December 2011; interest is payable in full according to a quarterly schedule which began in April 2009; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable thereunder, is due and payable on September 10, 2012. As of October 2, 2009, and October 1, 2010, VMS had loaned $6.8 million and $8.8 million, respectively, to dpiX under this loan agreement, which were included in “Other assets” in the Consolidated Balance Sheet.

In March 2006, VMS and the other member of dpiX Holding agreed to invest an aggregate $92 million in dpiX Holding, with each member’s contribution based on its percentage ownership interest in dpiX Holding, for dpiX to acquire and construct a manufacturing facility in Colorado to increase its production capacity. Including a contribution of $36.8 million to dpiX Holding for the Colorado manufacturing facility, the carrying value of the investment in dpiX Holding, which was included in “Other assets” in the Consolidated Balance Sheets, was $45.1 million at October 1, 2010 and $46.1 million at October 2, 2009.

During fiscal years 2010, 2009 and 2008, the Company purchased glass transistor arrays from dpiX totaling approximately $34.6 million, $26.4 million and $25.4 million, respectively. These purchases of flat panels are included as a component of “Inventory” in the Consolidated Balance Sheets and “Cost of revenues—product” in the Consolidated Statements of Earnings for these fiscal years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. LONG-TERM DEBT

Long-term debt outstanding is summarized as follows:

(Dollars in millions)	October 1, 2010	October 2, 2009
Unsecured term loan, 6.70% due in installments of $6.25 payable in fiscal years 2012 and 2014	$12.5	$18.8
Unsecured term loan, 6.76% due in installments of $5.25 payable in fiscal year 2011	5.3	5.3
Unsecured term loan, 7.15% was fully paid in fiscal 2010	—	2.5
Loans assumed through purchases of land and buildings, 7.34% and 7.58% due in monthly installments (including principal and interest) of $0.7 payable in fiscal year 2011 and balloon payments of $5.5 in fiscal year 2012(1)	5.6	5.8

	23.4	32.4
Less: current maturities of long-term debt	5.5	9.0

Long-term debt	$17.9	$23.4

(1)	As of October 1, 2010, land and buildings with a carrying amount of $13.1 million were pledged as collateral against these loans.

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

Interest paid on long-term debt was $2.1 million for fiscal year 2010, $2.6 million for fiscal year 2009 and $3.2 million for fiscal year 2008. At October 1, 2010, aggregate debt maturities for fiscal years 2011, 2012, 2013 and 2014 were as follows (in millions): $5.5, $11.6, $0.0 and $6.3, respectively. All debt is due in full by fiscal year 2014.

The fair value of the Company’s long-term debt was estimated to be $25.4 million at October 1, 2010 and $34.8 million at October 2, 2009. The estimated fair value of long-term debt was based on the then-current rates available to the Company for debt of similar terms and remaining maturities. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

7. CREDIT FACILITY

In July 2007, VMS entered into a credit agreement with Bank of America, N.A. (“BofA”), which was amended and restated on November 10, 2008, and then again amended July 14, 2009, August 11, 2010 and August 24, 2010. As amended to date, the credit agreement with BofA provides for a revolving

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

credit facility that enables the Company to borrow and have outstanding at any given time a maximum of $225 million (the “Amended BofA Credit Facility”). A portion of the Amended BofA Credit Facility is collateralized with a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. As of October 1, 2010, VMS has pledged to BofA 65% of the voting shares that it holds in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary.

Under the Amended BofA Credit Facility, VMS’s Japanese subsidiary (“VMS KK”) can borrow up to 2.7 billion Japanese Yen as part of the overall credit facility (the “Japanese Line of Credit”). At any time amounts are outstanding under the Japanese Line of Credit, the full borrowing capacity is deemed committed for use in Japan and therefore the maximum amount VMS can otherwise borrow under the Amended BofA Credit Facility will be reduced by $35 million to $190 million. VMS guarantees the payment of the outstanding balance under the Japanese Line of Credit.

The Amended BofA Credit Facility may be used for working capital, capital expenditures, permitted VMS share repurchases, permitted acquisitions and other lawful corporate purposes. Borrowings under the Japanese Line of Credit can be used by VMS KK for refinancing certain intercompany debts, working capital, capital expenditures and other lawful corporate purposes. Borrowings under the Amended BofA Credit Facility (outside of the Japanese Line of Credit) accrue interest either (i) based on the London Interbank Offered Rate (“LIBOR”) plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes, depreciation and amortization (“EBITDA”) or (ii) based upon a base rate of either the federal funds rate plus 0.5% or BofA’s announced prime rate, whichever is greater, minus a margin of 0.5% to 0% based on a leverage ratio involving funded indebtedness and EBITDA, depending upon the Company’s instructions to BofA. The Company may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate are adjustable daily. Under the Amended BofA Credit Facility, the Company pays commitment fees at an annual rate of 0.2% to 0.3% based on a leverage ratio involving funded indebtedness and EBITDA. Borrowings under the Japanese Line of Credit accrue interest at the basic loan rate announced by the Bank of Japan plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA. The Amended BofA Credit Facility, as well as the Japanese Line of Credit, will expire on November 10, 2011, if not extended by mutual agreement of VMS and BofA.

At October 1, 2010, $20 million was outstanding under the Amended BofA Credit Facility with a weighted average interest rate of 1.51%, none of which was outstanding under the Japanese Line of Credit. As of October 2, 2009, there was no outstanding balance under the Amended BofA Credit Facility other than $4.4 million outstanding under the Japanese Line of Credit with a weighted average interest rate of 1.55%. For fiscal years 2010, 2009 and 2008, the Company paid commitment fees of $231,000, $256,000 and $82,000, respectively. Up to $25 million of the Amended BofA Credit Facility could also be used to support letters of credit issued on behalf of the Company, of which none were outstanding as of October 1, 2010 or October 2, 2009.

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

Interest paid on amounts outstanding under credit facilities were $0.3 million, $0.2 million and $1.0 million in fiscal years 2010, 2009 and 2008, respectively.

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

The fair values of derivative instruments reported on the Company’s Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	October 1, 2010	October 2, 2009	Balance Sheet Location	October 1, 2010	October 2, 2009
(In millions)		Fair Value	Fair Value		Fair Value	Fair Value
Derivative designated as hedging instruments:
Foreign exchange forward contracts	Prepaid Expenses	$—	$—	Accrued liabilities	$0.5	$—
Derivative not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid Expenses	—	—	Accrued liabilities	—	—

Total derivatives		$—	$—		$0.5	$—

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

Cash Flow Hedging Activities

The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and may hedge certain of the larger foreign currency transactions when they are not denominated in the relevant subsidiary’s functional currency. These foreign currency sales transactions are hedged using foreign currency forward contracts. The Company may use other derivative instruments in the future. The Company enters into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into foreign currency forward contracts for speculative or trading purposes. The foreign currency forward contracts range from one to twelve months in maturity. As of October 1, 2010, the Company did not have any foreign currency forward contracts with an original maturity greater than twelve months.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The hedges of foreign currency denominated forecasted revenues are accounted for in accordance with ASC 815, pursuant to which the Company has designated its hedges of forecasted foreign currency revenues as cash flow hedges. The Company’s designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in “Accumulated other comprehensive income” is reclassified to revenues. Subsequent changes in fair value of the derivative instrument are recorded in “Selling, general and administrative expenses” to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualified as cash flow hedges under ASC 815, the Company formally documents for each derivative instrument at the hedge’s inception the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, as well as its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instrument designated and qualified as cash flow hedges in “Accumulated other comprehensive income (loss)” and reclassifies these amounts into “Revenues” in the period during which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in “Revenues,” and amounts not included in the assessment of effectiveness in “Cost of revenues” in the Consolidated Statements of Earnings. During fiscal years 2010, 2009 and 2008, there were no material gains or losses due to hedge ineffectiveness of cash flow hedges and the Company did not discontinue any cash flow hedges that had a material impact on the Company’s results of operations. At the inception of the hedge, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of October 1, 2010, all forecasted cash flows were still probable to occur. As of October 2, 2009, there was no net unrealized gain or loss on derivative instruments included in “Accumulated other comprehensive income (loss).” As of October 1, 2010, net unrealized loss on derivative instruments of $0.5 million, before tax, was included in “Accumulated other comprehensive income (loss),” and is expected to be reclassified to earnings over the twelve months that follow.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues:

Notional Value Sold
(In millions)	October 1, 2010
Japanese yen	$30.2

The following table presents the amounts, before tax, recognized in “Accumulated other comprehensive income” and in the Consolidated Statements of Earnings that are related to the effective portion of the foreign currency forward contracts designated as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)
(in millions)	Fiscal Year 2010	Fiscal Year 2009		Fiscal Year 2010	Fiscal Year 2009
Foreign exchange contracts	$0.4	$6.8	Revenues	$0.9	$6.0

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the amounts recognized in the Consolidated Statements of Earnings that are related to (i) the ineffective portion of the cash flow hedges and (ii) the amount excluded from effectiveness testing of the cash flow hedges:

(in millions)	Location of Gain (Loss) Recognized	Fiscal Year 2010	Fiscal Year 2009
Ineffective portion of cash flow hedges—Gain (Loss)	Revenues	$—	$—
Amount excluded from assessment of effectiveness of cash flow hedges—Gain (Loss)	Cost of Revenues	$—	$(0.1)

Balance Sheet Hedging Activities

The Company also hedges balance sheet exposures from its various subsidiaries and business units where the U.S. dollar is the functional currency. The Company enters into foreign currency forward contracts to minimize the short-term impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency. The foreign currency forward contracts are short term in nature, typically with maturity of approximately one month, and are based on the net forecasted balance sheet exposure. These hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment and are not designated as hedging instruments under ASC 815. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings. Changes in the values of these hedging instruments are offset by changes in the values of foreign-currency-denominated assets and liabilities. Variations from the forecasted foreign currency assets or liabilities, coupled with a significant currency movement, may result in a material gain or loss if the hedges are not effectively offsetting the change in value of the foreign currency asset or liability. Other than foreign exchange hedging activities, the Company has no other free-standing or embedded derivative instruments.

As of October 1, 2010, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge balance sheet exposures from its various foreign subsidiaries and business units and, were originally designated as cash flow hedges (primarily in Euro and Japanese yen) and were subsequently de-designated when the forecasted revenues were recognized:

(In millions)	Notional Value Sold	Notional Value Purchased
Australian dollar	$19.7	$—
British pound	3.3	9.9
Canadian dollar	—	1.5
Danish krone	0.6	2.7
Euro	131.5	3.0
Indian rupee	2.4	—
New Zealand dollar	2.2	—
Norwegian krone	0.7	—
Japanese yen	48.8	—
Swedish krone	—	2.6
Swiss franc	—	50.0

Totals	$209.2	$69.7

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the gains (losses) recognized in the Consolidated Statements of Earnings related to the foreign currency forward contracts that are not designated as hedging instruments under ASC 815.

Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Net Earnings on Derivative
(In millions)	Fiscal Year 2010	Fiscal Year 2009
Selling, general and administrative expenses	$10.1	$(2.0)

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the remeasurement of monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

Contingent Features

Certain of the Company’s derivative instruments are subject to a master netting agreement which contains provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. The counterparty’s right of set-off is not limited to the derivative instruments and applies to other rights held by the counterparty. Pursuant to the master netting agreement, an event of default includes the Company’s failure to pay the counterparty under the derivative instruments, voluntary or involuntary bankruptcy, the Company’s failure to repay an aggregate of $25 million or more in debts, and deterioration of creditworthiness of the surviving entity when the Company merges or transfers its assets or liabilities to another entity. As of October 1, 2010 and October 2, 2009, the Company did not have significant outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

9. COMMITMENTS AND CONTINGENCIES

Indemnification Agreements

In conjunction with the sale of the Company’s products in the ordinary course of business, the Company provides standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to its products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments the Company could be required to make under these arrangements is unlimited. As of October 1, 2010, the Company had not incurred any significant costs since the Spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, the Company believes the estimated fair value of these arrangements is minimal.

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

The following table reflects the changes in the Company’s accrued product warranty during fiscal years 2010 and 2009:

	Fiscal Years
(In millions)	2010	2009
Accrued product warranty, beginning of fiscal year	$50.8	$51.1
Charged to cost of revenues	57.6	54.9
Actual product warranty expenditures	(55.2)	(55.2)

Accrued product warranty, end of fiscal year	$53.2	$50.8

Lease Commitments

At October 1, 2010, the Company was committed to minimum rentals under noncancelable operating leases (including rent escalation clauses) for fiscal years 2011, 2012, 2013, 2014, 2015 and thereafter, as follows (in millions): $14.5, $9.9, $7.9, $5.9, $3.6 and $4.4, respectively. Rental expenses for fiscal years 2010, 2009 and 2008 (in millions) were $23.5, $22.3 and $21.9, respectively.

Other Commitments

In October 2008, VMS consummated an agreement with VI under which VI would surrender its sublease of a building containing approximately 210,000 square feet of floor space and the related leasehold interest for the land. The term of this sublease expires in the year 2056. This building, which is located adjacent to the Company’s corporate headquarters in Palo Alto, California, is intended to support the growth of the Company’s operations and its longer term objective of co-locating certain of its operations. Pursuant to this agreement, VI agreed to surrender the space in the building to the Company over a period which began in October 2008 and which ended in June 2010 and the Company agreed to pay VI an aggregate of $21 million in cash and assume the obligations of sublessor under a below-market rate sublease to a third party for a portion of the building. As of October 2, 2009, $5 million had been paid to VI pursuant to this agreement and the remaining $16 million, was included in “Accrued expenses” in the Consolidated Balance Sheet. The remaining balance was paid in full as of October 1, 2010.

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

The Company spent $1.3 million, $1.0 million and $1.0 million (net of amounts borne by VI and VSEA) during fiscal years 2010, 2009 and 2008, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.

Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of October 1, 2010, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $2.6 million to $7.5 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year up to thirty years as of October 1, 2010. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $2.6 million for these cleanup projects as of October 1, 2010. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.

The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of October 1, 2010, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in total from $6.5 million to $36.8 million. The time frames over which these costs are estimated to be incurred vary, ranging from one year to thirty years as of October 1, 2010. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $14.9 million at October 1, 2010. Accordingly, the Company has accrued $10.9 million for these costs, which represents the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $2.6 million described in the preceding paragraph.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table that follows presents information about the Company’s reserve for future environmental costs at October 1, 2010, based on estimates as of that date.

(In millions)	Recurring Costs	Non-Recurring Costs	Total Anticipated Future Costs
Fiscal Years:
2011	$1.3	$0.8	$2.1
2012	0.5	0.8	1.3
2013	0.6	0.3	0.9
2014	0.7	0.6	1.3
2015	0.7	1.0	1.7
Thereafter	8.4	1.8	10.2

Total costs	$12.2	$5.3	$17.5

Less imputed interest			(4.0)

Reserve amount			$13.5

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

These amounts are only estimates of anticipated future costs. The amounts the Company will actually spend may be greater or less than these estimates, even as the Company believes the degree of uncertainty will narrow as cleanup activities progress. While the Company believes its reserve is adequate, as the scope of the Company’s obligations becomes more clearly defined, the Company may modify the reserve, and charge or credit future earnings accordingly. Nevertheless, based on information currently known to management, and assuming VI and VSEA satisfy their indemnification obligations, management believes the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company in any one fiscal year.

The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. The Company recorded receivables, from that insurer, of $3.0 million at October 1, 2010 and $2.8 million at October 2, 2009 with the current portion included in “Prepaid expenses and other current assets” and the noncurrent portion included in “Other assets” in the Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.

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

Acquisition-Related Commitments/Obligations

When the Company acquired ACCEL in January 2007, ACCEL was involved in a contract-related lawsuit, which the Company settled by agreeing to perform certain services for a fixed price contract (the “Fixed Price Contract”). As of October 2, 2009, the Company had a loss accrual of €7.6 million related to the Fixed Price Contract. In the first quarter of fiscal year 2010, the Company entered into a new contract (i.e., the “New Contract”) to perform certain services for a fixed price and the Company recorded a loss accrual of €0.9 million in connection with the New Contract. As of October 1, 2010, the balance of the loss accrual related to this contingency (the New Contract) was €0.3 million. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Consolidated Statements of Earnings in the periods in which these variances arise.

Other Matters

From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both in and outside the United States, arising in the ordinary course of its business or otherwise. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving the Company, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

10. RETIREMENT PLANS

The Company sponsors the Varian Medical Systems, Inc. Retirement Plan (the “Retirement Plan”)—a defined contribution plan that is available to substantially all of its employees in the United States. Under Section 401(k) of the Internal Revenue Code, the Retirement Plan allows for tax-deferred salary contributions by eligible employees.

Participants can contribute from 1% to 40% of their eligible base compensation to the Retirement Plan (up to 25% on a pre-tax basis and an additional 15% on an after-tax basis) and all or a portion of his or her bonus under the Employee Incentive Plan. However, participant contributions are limited to a maximum annual amount as determined periodically by the Internal Revenue Service. The Company matches eligible participant contributions dollar for dollar for the first 6% of eligible base compensation or bonus (for those employees with one or more years of service with the Company). All matching contributions vest immediately. The Retirement Plan allows participants to invest up to 25% of their contributions in shares of VMS common stock as an investment option.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company also sponsors five defined benefit pension plans for regular full-time employees in Germany, Japan, Switzerland and the United Kingdom. In fiscal year 2009, the Company terminated one pension plan in Germany as a result of the sale of Research Instruments. In July 2007, the Company (i) terminated the accrual of additional benefits for existing participants and (ii) suspended the enrollment of new participants under the defined benefit pension plan in the United Kingdom (the “U.K. Pension Plan”). The Company did not make any changes to the participants’ accrued retirement pensions, including the continuing linkage to future salary growth. At the same time, the Company established a defined contribution plan that is available to regular full-time employees in the United Kingdom (the “U.K. Savings Plan”). Participants can contribute from 1% to 100% of their eligible base compensation to the U.K. Savings Plan. The Company matches participant contributions up to 6% of participants’ eligible base compensation, based on the participants’ level of contributions under this UK Savings Plan. For the first and second years after the establishment of the U.K. Savings Plan, the Company also matched an additional 2% and 1%, respectively, of eligible base compensation when the participants contributed 6% or more of their eligible base compensation. All matching contributions vest immediately. The Company also sponsors a post-retirement benefit plan that provides healthcare benefits to certain eligible retirees in the United States.

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

Total retirement, post-retirement benefit plan and defined benefit plan expense for all retirement plans amounted to $21.4 million, $18.8 million and $16.9 million for fiscal years 2010, 2009 and 2008, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Obligations and Funded Status

The funded status of the defined benefit pension and post-retirement benefit plans as of October 1, 2010 and October 2, 2009 was as follows:

	Defined Benefit Plans		Post- Retirement Benefit Plan
(In millions)	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation—beginning of fiscal year	$121.0	$116.4	$6.2	$5.7
Adoption of measurement date provision	—	—	—	(0.1)
Service cost	2.4	2.0	—	—
Interest cost	4.9	4.9	0.3	0.4
Plan participants’ contributions	6.3	4.6	—	—
Plan settlements	—	(1.4)	—	—
Actuarial (gain) loss	9.2	8.7	(0.1)	0.7
Foreign currency changes	4.3	(3.3)		—
Benefit and expense payments	(7.0)	(10.9)	(0.5)	(0.5)
Transfers in	—	—	—	—

Benefit obligation—end of fiscal year	$141.1	$121.0	$5.9	$6.2

Change in plan assets:
Plan assets—beginning of fiscal year	$99.8	$104.0	$—	$—
Employer contributions	5.5	5.3	0.5	0.5
Actual return on plan assets/Adjustments	5.0	0.9	—	—
Plan participants’ contributions	6.3	4.6	—	—
Plan settlements	—	(0.8)	—	—
Foreign currency changes	3.5	(3.3)	—	—
Benefit and expense payments	(7.0)	(10.9)	(0.5)	(0.5)

Plan assets—end of fiscal year	$113.1	$99.8	$—	$—

Funded status	$(28.0)	$(21.2)	$(5.9)	$(6.2)
Distributions	—	—	—	—

Net amount recognized	$(28.0)	$(21.2)	$(5.9)	$(6.2)

Amounts recognized within the consolidated balance sheet:
Noncurrent assets	$—	$—	$—	$—
Current liabilities	—	(0.1)	(0.5)	(0.5)
Noncurrent liabilities	(28.0)	(21.1)	(5.4)	(5.7)

Net amount recognized	$(28.0)	$(21.2)	$(5.9)	$(6.2)

The amounts recognized in accumulated other comprehensive loss (before tax) as of the end of the fiscal year were as follows:

	Defined Benefit Plans		Post- Retirement Benefit Plan
(In millions)	2010	2009	2010	2009
Transition obligation	$—	$—	$—	$(0.1)
Prior service cost	(0.7)	(0.9)	—	—
Net gain (loss)	(45.8)	(38.3)	(0.4)	(0.5)

Accumulated other comprehensive loss	$(46.5)	$(39.2)	$(0.4)	$(0.6)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The total fair value of plan assets, projected benefit obligation and accumulated benefit obligation for those defined benefit pension plans where accumulated benefit obligation exceeded the fair value of plan assets as of the end of the fiscal years were as follows:

	Defined Benefit Plans
(In millions)	2010	2009
Projected benefit obligation	$64.9	$60.5
Accumulated benefit obligation	$63.2	$54.9
Fair value of plan assets	$51.8	$48.0

The accumulated benefit obligation for all defined benefit pension plans was $121.1 million and $100.6 million at October 1, 2010 and October 2, 2009, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive (Income) Loss

The following table shows the components of the Company’s net periodic benefit costs and the other amounts recognized in other comprehensive (income) loss, before tax, related to the Company’s defined benefit pension plans and the Company’s post-retirement benefit plan:

	Defined Benefit Plans			Post-Retirement Benefit Plan
(In millions)	2010	2009	2008	2010	2009	2008
Net Periodic Benefit Costs:
Service cost	$2.4	$2.0	$2.0	$—	$—	$—
Interest cost	4.9	4.9	5.2	0.3	0.4	0.4
Settlement gain	—	(0.7)	(0.6)	—	—	—
Expected return on assets	(4.8)	(5.1)	(6.2)	—	—	—
Amortization of transition obligation	—	—	—	0.1	0.4	0.5
Amortization of prior service cost	0.1	0.1	0.2	—	—	—
Recognized actuarial loss	1.7	1.1	0.5	0.1	—	—

Net periodic benefit cost	4.3	2.3	1.1	0.5	0.8	0.9

Other Amounts Recognized in Other Comprehensive (Income) Loss:
Net (gain) loss arising during the year	9.1	12.9	10.6	(0.1)	0.8	(0.4)
Amortization of transition obligation	—	—	—	(0.1)	(0.4)	(0.5)
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	—	—	—
Amortization and settlement of net actuarial loss	(1.7)	(0.9)	(0.3)	(0.1)	—	—

Total recognized in other comprehensive (income) loss	7.3	11.9	10.1	(0.3)	0.4	(0.9)

Total recognized in net periodic benefit cost and other comprehensive loss	$11.6	$14.2	$11.2	$0.2	$1.2	$—

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during fiscal year 2011 are as follows:

(In millions)	Defined Benefit Plans	Post-Retirement Benefit Plan	Total
Prior service cost	$(0.1)	$0.0	$(0.1)
Net loss	(2.1)	(0.1)	(2.2)

	$(2.2)	$(0.1)	$(2.3)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assumptions

The assumptions used to determine net periodic benefit cost and to compute the expected long-term return on assets for the Company’s defined benefit pension and post-retirement benefit plans were as follows:

	Fiscal Years Ended
Net Periodic Benefit Cost	2010	2009	2008
Defined benefit plans:
Discount rates	4.17%	4.73%	4.64%
Rates of compensation increase	2.99%	3.29%	3.24%
Expected long-term return on assets	4.87%	5.42%	5.68%

Post-retirement benefit plan:
Discount rate	5.30%	6.70%	6.00%

The assumptions used to measure the benefit obligations for the Company’s defined benefit pension and post-retirement benefit plans were as follows:

Benefit Obligations	October 1, 2010	October 2, 2009
Defined benefit plans:
Discount rates	3.45%	4.17%
Rates of compensation increase	2.44%	2.99%

Post-retirement benefit plan:
Discount rate	4.40%	5.30%

The benefit obligations of defined benefit pension plans and post-retirement benefit plans were measured as of October 1, 2010. For defined benefit pension plans, the discount rate was adjusted as of October 1, 2010 to the range of 1.30% to 5.10% primarily based on the yields of a universe of high quality corporate bonds in each applicable country or the spot rates on high quality AA-rated corporate bonds, with durations corresponding to the expected duration of the benefit obligations. Additionally, the rate of projected compensation increase was adjusted as of October 1, 2010 to the range of 1.75% to 3.50% reflecting expected inflation levels and future outlook. For post-retirement benefit plans, the discount rate as of October 1, 2010 decreased to 4.40%. This discount rate was determined based on the yields of high quality zero-coupon corporate bonds with maturities that match the expected durations of the benefit obligations.

As of October 1, 2010, the Company reviewed the expected long-term rate of return on defined benefit pension plan assets. This review consisted of forward-looking projections for a risk-free rate of return, inflation rate and implied equity risk premiums for particular asset classes. Historical returns were not used. The results of this review were applied to the target asset allocation in accordance with the Company’s planned investment strategies, which are implemented by outside investment managers. The expected long-term rate of return on plan assets was determined based on the weighted average of projected returns on each asset class.

The assumed healthcare cost trend rates for the post-retirement benefit plan are as follows:

	Fiscal Years Ended
Assumed Healthcare Cost Trend Rates	2010	2009	2008
Post-retirement benefit plan:
Current medical cost trend rate	10.5%	10.5%	10.5%
Ultimate medical cost trend rate	4.5%	4.5%	5.0%

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Current medical cost trend rates represent expected increases in healthcare costs in the short term and are based on assessments and surveys from health plan providers. While the current medical cost trend rate is based on market conditions, the ultimate trend rate reflects a long-term view of expected increases in healthcare costs in the U.S., which is assumed to be consistent with the long-term expected nominal gross domestic product growth rates. Assumed healthcare cost trend rates could have an effect on the amounts reported for healthcare plans. A 1.0 percentage point increase in the assumed healthcare cost trend rates would have increased the total service cost and interest cost components reported in fiscal year 2010 by $23,000 and would have increased the post-retirement benefit obligation reported in fiscal year 2010 by $425,000. A 1.0 percentage point decrease in the assumed healthcare cost trend rates would have decreased the total service cost and interest cost components reported in fiscal year 2010 by $21,000 and would have decreased the post-retirement benefit obligation in fiscal year 2010 by $382,000.

Plan Assets

For the fiscal year ended October 1, 2010, the Company has provided the expanded disclosures below, including information about our investment policies and strategies, significant concentrations of risk, and, plan assets by category and classification of plan assets by level within the fair value hierarchy.

The investment objectives of the Company for the defined benefit plans are to generate returns that will enable the defined benefit pension plans to meet their future obligations. The precise amount of these obligations depends on future events, including the life expectancy of the benefit plans’ members and the level of salary increases. The obligations are estimated using actuarial assumptions, based on the current economic environment. The investment strategy depends on the country in which the defined benefit pension plan applies. The investment objectives of some defined benefit plans are more conservative than others. In general, the investment strategy of the defined benefit pension plans is to balance the requirement to generate return using higher-returning assets such as equity securities, with the need to control risk with less volatile assets, such as fixed-income securities. Risks include, among others, the likelihood of the defined benefit pension plans becoming underfunded, thereby increasing their dependence on contributions from the Company. Within each asset class, investment managers give consideration to balancing the portfolio among industry sectors, geographies, interest rate sensitivity, dependence on economic growth, currency and other factors that affect investment returns. The target allocation as of the end of fiscal year 2010 was 34% equities, 59% debt and fixed income assets, 0% real estate and 7% other.

The following table presents the Company’s defined benefit pension plans’ major asset categories, their associated fair values, as well as the actual allocation of equity, debt and fixed income, real estate and all other types of investment at October 1, 2010:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of October 1, 2010
Debt securities:
Corporate debt securities	$0.1	$—	$—	$0.1
Investment funds:
Mutual funds—equities	—	33.0	—	33.0
Mutual funds—debt	—	20.7	—	20.7
Mutual funds—real estate	—	2.9	—	2.9
Assets held by insurance company:
Insurance contracts	—	55.0	—	55.0
Cash and cash equivalents	1.4	—	—	1.4

Total	$1.5	$111.6	$—	$113.1

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Valuation Techniques

Debt securities are valued at the closing price reported on the stock exchange on which the individual securities are traded. Mutual funds are typically valued using the net asset value (“NAV”) provided by the administrator of the fund. Insurance contracts are valued by the insurer using the cash surrender value, which is the amount a plan would receive if a contract was terminated. Cash includes deposits and money market accounts, which are valued at their cost plus interest on a daily basis, which approximates fair value. There were no changes in valuation techniques during fiscal years 2010 and 2009.

The Company’s defined benefit pension plans’ weighted average asset allocations at October 2, 2009 were as follows:

October 2, 2009
Equity securities	32.4%
Debt/Fixed Income securities	59.6
Real estate	2.2
Other(1)	5.8

Total	100.0%

(1)	The other category primarily consists of investments in general accounts and certain investment funds offered by insurance companies.

The Company contributes to post-retirement benefit plans on a cash basis as benefits are paid. No assets have been segregated and restricted to provide post-retirement benefits.

Medicare Prescription Drug Act

The Medicare Prescription Drug, Improvement and Modernization Act (the “Prescription Drug Act”) provides a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Since it sponsors post-retirement benefit plans that provide prescription drug benefits, the Company enrolled all Medicare eligible retirees in fiscal years 2010, 2009 and 2008 in either Medicare Advantage plans or in health plans where prescription drug benefits are supplied via fully insured Prescription Drug Plans.

Estimated Contributions and Future Benefit Payments

The Company made contributions of $5.5 million to the defined benefit pension plans during fiscal year 2010, compared to $5.3 million in fiscal year 2009. The Company made contributions of $0.5 million to the post-retirement benefit plan for fiscal year 2010. The Company expects total contribution to the defined benefit pension plans and the post-retirement benefit plan for fiscal year 2011 will be approximately $6.6 million and approximately $0.5 million, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Estimated future benefit payments at October 1, 2010 are as follows:

(In millions)	Defined Benefit Plans	Post- Retirement Benefit Plan	Total
Fiscal Years:
2011	$2.9	$0.5	$3.4
2012	3.2	0.5	3.7
2013	3.5	0.5	4.0
2014	4.3	0.5	4.8
2015	3.9	0.5	4.4
2016-2020	24.5	2.5	27.0

	$42.3	$5.0	$47.3

Because amounts related to retirement plans of Research Instruments were not material for any period presented, the Company has not segregated them from continuing operations in this note. See Note 15, “Discontinued Operations” for a detailed discussion.

11. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During fiscal years 2010, 2009 and 2008, the Company paid $498 million, $101 million and $262 million, respectively, to repurchase 9,788,249 shares, 2,248,000 shares and 5,110,000 shares, respectively, of VMS common stock under various authorizations by VMS’s Board of Directors. Shares may be repurchased in the open market, in privately negotiated transactions or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more large blocks.

The fiscal year 2010 repurchase amounts include shares of VMS common stock repurchased under an accelerated share repurchase agreement executed on August 24, 2010 with BofA (the “Repurchase Agreement”). Pursuant to the Repurchase Agreement, the Company paid to BofA $225 million and BofA delivered 3,888,249 shares of VMS common stock, representing approximately 90% of the shares to be repurchased based on the closing price of VMS common stock of $52.08 on August 24, 2010. The specific number of shares that the Company ultimately will repurchase under the Repurchase Agreement will be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount. The repurchase period will end on February 23, 2011, provided that BofA has the right to accelerate the end of the repurchase period beginning on December 20, 2010. At the completion of the repurchase period, depending on the volume weighted average share price of VMS common stock during the repurchase period, the Company may be entitled to receive additional shares of VMS common stock from BofA or the Company may be required to deliver VMS shares or, at its option, make a cash payment to BofA. The remaining $22.5 million, representing approximately 10% of the cash payment to BofA, was recorded as an equity forward contract, which was included in “Capital in excess of par value” in the Consolidated Balance Sheet at October 1, 2010.

All shares that were repurchased in fiscal years 2010, 2009 and 2008 have been retired. An authorization expired on December 31, 2009 with 6,050,000 shares available for repurchase. As of October 1, 2010, 4,461,751 shares of VMS common stock remained available for repurchase under an authorization that expires on September 30, 2011.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In February 2005, VMS’s stockholders approved the 2005 Omnibus Stock Plan (the “2005 Plan”), which was amended and restated in February 2006 and February 2007 and further amended in 2008, 2009 and 2010. The 2005 Plan, as amended and restated to date, is referred to as the “Second Amended 2005 Plan.” The Second Amended 2005 Plan provides for the grant of equity incentive awards, including stock options, restricted stock, stock appreciation rights, performance units, restricted stock units and performance shares to officers, directors, key employees and consultants. The Second Amended 2005 Plan also provides for the grant of deferred stock units to non-employee directors. Including the 5,500,000 shares added to the number of shares available for grant under the Second Amended 2005 Plan upon VMS stockholder approval in February 2010, the maximum number of shares issuable under the Second Amended 2005 Plan is (a) 18,950,000, plus (b) the number of shares authorized for issuance, but never issued, under the Omnibus Plan and the 2000 Plan, plus (c) the number of shares subject to awards previously granted under the Omnibus Plan and 2000 Plan that terminate, expire, or lapse, plus (d) amounts granted in substitution of options in connection with certain transactions.

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

Stock options granted under the Second Amended 2005 Plan generally have an exercise price equal to the closing market price of the underlying stock on the grant date. Except for directors, stock options

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

granted under the Second Amended 2005 Plan generally are exercisable in the following manner: the first one-third one year from the date of grant, with the remainder vesting monthly during the following two-year period. Stock option grants to directors are immediately exercisable. For grants of non-qualified stock options made on or after November 17, 2005 under the Second Amended 2005 Plan to employees who retire from the Company within one year of the grant date, the number of shares subject to the stock option shall be adjusted proportionally by the time during such one-year period that the employee remained an employee of the Company (based upon a 365 day year). The revised number of shares subject to the stock option would continue to vest in accordance with the original vesting schedule, and the remaining shares would be cancelled as of the date of retirement. Under the Second Amended 2005 Plan, stock options granted on or prior to February 16, 2007 generally have a term of ten years and stock options granted after February 16, 2007 generally have a term of seven years. The Second Amended 2005 Plan prohibits the repricing of stock options and stock appreciation rights without the approval of VMS’s stockholders.

Restricted stock awards and restricted stock unit awards generally vest over a period of one to five years from the date of grant. For awards of restricted stock and restricted stock units after February 16, 2007, any unvested awards are generally forfeited at the time of termination. However, unvested restricted stock units granted in fiscal year 2010 and thereafter are fully vested upon death and will continue to vest in accordance with the original vesting schedule if an employee retires one year or more from grant date. If an employee retires within one year of the grant date, the number of restricted stock units shall be adjusted proportionally by the time during such one year period that the employee remained an employee of the Company (based upon a 365 day year). The revised number of restricted stock units would vest in accordance with the original vesting schedule and the remaining restricted stock units would be cancelled as of the date of retirement.

Deferred stock unit awards to non-employee directors vest over a period of not less than one year from the date of grant, unless otherwise provided in the grant agreement as determined by VMS’s Board of Directors, and vesting may be pro rata during the vesting period. Each deferred stock unit is deemed to be the equivalent of one share of VMS common stock. Payment of deferred stock units generally will be made in shares of VMS common stock upon the earlier of the third anniversary of the grant date or the director’s termination.

The fair value of options granted and the option component of the shares purchased under the Employee Stock Purchase Plan (which is described further below) shares were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Employee Stock Plans			Employee Stock Purchase Plan
	2010	2009	2008	2010(1)	2009	2008
Expected term (in years)	4.72	4.57	4.31	—	0.50	0.50
Risk-free interest rate	2.0%	1.8%	2.6%	—	0.3%	2.1%
Expected volatility	37.3%	39.2%	29.7%	—	41.9%	21.3%
Expected dividend yield	—	—	—	—	—	—
Weighted average fair value at grant date	$18.17	$13.00	$15.39	—	$8.97	$9.51

(1)	No purchases were made under an employee stock purchase plan in fiscal year 2010.

The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and post-vesting cancellations of stock options by our employees. The Company

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

determined the expected term of stock options based on the demographic grouping of employees and retirement eligibility. The Company used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption. Blended volatility represents the weighted average of implied volatility and historical volatility. Implied volatility was derived based on traded options on VMS common stock. Implied volatility is weighted in the calculation of blended volatility based on the ratio of the term of the exchange-traded options to the expected terms of the employee stock options. Historical volatility represents the remainder of the weighting. The decision to incorporate implied volatility was based on the Company’s assessment that implied volatility of publicly traded options on VMS common stock is reflective of market conditions and is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. In determining the extent of use of implied volatility, the Company considered: (i) the volume of market activity of traded options; (ii) the ability to reasonably match the input variables of traded options to those of stock options granted by the Company, including the date of grant; (iii) the similarity of the exercise prices; and (iv) the length of term of traded options. After considering the above factors, the Company determined that it cannot rely exclusively on implied volatility based on the fact that the term of VMS exchange-traded options is less than one year and that it is different from the expected terms of the stock options granted by the Company. Therefore, the Company believes a combination of the historical volatility over the expected terms of the stock options granted by the Company and the implied volatility of exchange-traded options best reflects the expected volatility of VMS common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of VMS’s stock options. The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

As share-based compensation expense recognized in the Consolidated Statements of Earnings is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. In fiscal years 2010, 2009 and 2008, the Company adjusted share-based compensation expense based on its actual forfeitures.

The table below summarizes the effect of recording share-based compensation expense:

	Fiscal Years
(In thousands, except per share amounts)	2010	2009	2008
Cost of revenues—Product	$3,680	$4,285	$4,128
Cost of revenues—Service contracts and other	2,475	4,068	3,638
Research and development	4,931	5,239	4,701
Selling, general and administrative	28,727	28,985	28,527
Taxes on earnings	(14,373)	(13,796)	(13,565)

Net decrease in net earnings	$25,440	$28,781	$27,429

Increase (decrease) on:
Cash flows from operating activities	$(15,072)	$(9,639)	$(42,020)
Cash flows from financing activities	$15,072	$9,639	$42,020

During fiscal years 2010, 2009 and 2008, total share-based compensation expense recognized in earnings before taxes was $39.8 million, 42.6 million and $41.0 million, respectively, and the total related recognized tax benefit was $14.4 million, $13.8 million and $13.6 million, respectively. Total share-based compensation expense capitalized as part of inventory as of October 1, 2010, October 2, 2009 and September 26, 2008 was $0.4 million, $1.5 million and $2.0 million, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Activity under the Company’s employee stock plans is presented below:

		Options Outstanding
(In thousands, except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at September 28, 2007 (11,995 options exercisable at a weighted average exercise price of $28.92)	3,304	15,585	$33.75
Authorized	2,600	—	—
Granted(1)	(2,556)	1,175	52.51
Canceled, expired or forfeited(2)	175	(126)	49.97
Exercised	—	(4,677)	25.13

Balance at September 26, 2008 (9,734 options exercisable at a weighted average exercise price of $35.91)	3,523	11,957	$38.79
Authorized	4,200	—	—
Granted(1)	(2,575)	1,070	37.17
Canceled, expired or forfeited(2)	204	(146)	46.45
Exercised	—	(1,028)	15.34

Balance at October 2, 2009 (10,140 options exercisable at a weighted average exercise price of $40.18)	5,352	11,853	$40.59
Authorized	5,500	—	—
Granted(1)	(2,661)	1,113	52.59
Canceled, expired or forfeited(2)	216	(141)	51.13
Exercised	—	(2,651)	31.85

Balance at October 1, 2010	8,407	10,174	$44.03

(1)	The difference between the number of shares granted listed in the column headed “Shares Available for Grant” and the number of shares granted listed in the column headed “Options Outstanding—Number of Shares” represents the awards of deferred stock units, restricted stock units and shares of restricted common stock. Awards other than stock options were counted against the shares available for grant limit as 2.5 shares for every one awarded for all periods presented.

(2)	The difference between the number of cancelled or expired shares listed in the column headed “Shares Available for Grant” and the number of cancelled or expired shares listed in the column headed “Options Outstanding—Number of Shares” represents (a) the cancellation of shares of restricted common stock and restricted stock units due to employee terminations and (b) the cancellation of shares of restricted common stock that were tendered to VMS to satisfy employee tax withholding obligations upon vesting of restricted common stock.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For fiscal year 2010, the total pre-tax intrinsic value of options exercised was $59 million. The following table summarizes information related to options outstanding and exercisable under the Company’s employee stock plans at October 1, 2010:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
(In thousands, except years and per-share amounts)
$13.95 – $14.72	34	0.1	$13.95	$1,585	34	0.1	$13.95	$1,585
$14.73 – $21.27	287	1.1	17.78	12,290	286	1.1	17.78	12,290
$21.50 – $29.19	544	2.1	24.41	19,741	544	2.1	24.41	19,741
$32.10 – $39.85	3,206	4.2	36.67	76,983	2,721	4.0	36.58	65,570
$40.21 – $52.07	3,863	5.5	49.93	41,517	3,841	5.5	49.97	41,150
$52.08 – $65.84	2,240	5.5	52.97	17,268	1,023	4.5	53.17	7,683

Total	10,174	4.7	$44.03	$169,384	8,449	4.5	$43.16	$148,019

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on VMS’s closing stock price of $60.68 as of October 1, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

As of October 1, 2010, there was $19.7 million of total unrecognized compensation expense related to stock options granted under the Company’s employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.8 years.

The activity for restricted stock, restricted stock units and deferred stock units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Balance at September 28, 2007	348	$44.38
Granted	552	52.58
Vested	(61)	46.04
Cancelled or expired	(11)	52.36

Balance at September 26, 2008	828	$49.62
Granted	602	37.15
Vested	(243)	51.33
Cancelled or expired	(15)	47.27

Balance at October 2, 2009	1,172	$42.89
Granted	619	52.72
Vested	(438)	44.53
Cancelled or expired	(20)	43.27

Balance at October 1, 2010	1,333	$46.91

Stock compensation for restricted common stock, restricted stock units and deferred stock units is measured at the stock’s fair value on the date of grant and is amortized over each award’s respective vesting period. For fiscal years 2010, 2009 and 2008, the Company recognized total stock based compensation expense related to restricted stock, and restricted stock units of $24.8 million, $15.9 million and $8.0 million, respectively. In addition, the Company recognized $0.7 million, $0.7 million and $0.9 million of compensation expense related to deferred stock units in fiscal years 2010, 2009 and 2008, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of October 1, 2010, unrecognized compensation expense totaling $42.8 million was related to restricted stock, restricted stock units and deferred stock units granted under the Company’s employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.0 years. The 438,519 shares that vested during the year ended October 1, 2010 represented deferred stock units, restricted stock units and restricted common stock, and the total fair value of these shares upon vesting was $21.3 million. The Company withheld 165,371 shares (fair value of approximately $8.0 million) for employees’ minimum withholding taxes at vesting.

Because amounts related to employee stock plans of Research Instruments, which is classified as a discontinued operation, were not material for any period presented, the Company has not segregated them from continuing operations in this note. See Note 15, “Discontinued Operations” for a detailed discussion.

Employee Stock Purchase Plan

VMS had an Employee Stock Purchase Plan (the “Prior ESPP”) under which VMS common stock could be issued to substantially all employees in the United States. In May 2009, as part of a broader set of cost control initiatives, VMS’s Board of Directors authorized the suspension of purchases under the Prior ESPP beginning in October 2009. In February 2010, VMS’s stockholders approved the 2010 Employee Stock Purchase Plan (the “2010 ESPP”). The 2010 ESPP, like the Prior ESPP, provides eligible employees with an opportunity to purchase shares of VMS common stock at 85% of the lower of its fair market value at the start and end of a six-month purchase period. The 2010 ESPP provides for the purchase of up to 7 million shares of VMS common stock (including shares that were available for purchase under the Prior ESPP as of February 11, 2010, the date the 2010 ESPP became effective). Once the 2010 ESPP became effective, purchases could no longer be made under the Prior ESPP.

VMS issued approximately 472,000 shares for $12.1 million in fiscal year 2009 and 296,000 shares for $11.2 million in fiscal year 2008 under the Prior ESPP. No purchases were made in fiscal year 2010. At October 1, 2010, 7 million shares were available for issuance under the 2010 ESPP.

13. TAXES ON EARNINGS

The Company accounts for income taxes in accordance with ASC 740. ASC 740 provides for an asset and liability approach under which deferred income taxes are based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

Taxes on earnings from continuing operations were as follows:

	Fiscal Years Ended
(In millions)	2010	2009	2008
Current provision:
Federal	$69.1	$104.1	$75.6
State and local	15.5	19.7	10.1
Foreign	50.7	41.4	42.0

Total current	135.3	165.2	127.7

Deferred provision (benefit):
Federal	27.2	(14.5)	(0.7)
State and local	2.8	(1.8)	(1.0)
Foreign	0.1	(5.7)	4.8

Total deferred	30.1	(22.0)	3.1

Taxes on earnings	$165.4	$143.2	$130.8

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Earnings from continuing operations before taxes are generated from the following geographic areas:

	Fiscal Years Ended
(In millions)	2010	2009	2008
United States	$282.1	$261.0	$195.6
Foreign	250.8	213.6	230.4

	$532.9	$474.6	$426.0

The effective tax rate differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Years Ended
	2010	2009	2008
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	2.2	2.1	1.6
Non-U.S. income taxed at different rates, net	(4.6)	(3.0)	(4.7)
Resolution of tax contingencies due to lapses of statute of limitations	(0.1)	(3.5)	(0.9)
Other	(1.5)	(0.4)	(0.3)

Effective tax rate	31.0%	30.2%	30.7%

During fiscal years 2010, 2009 and 2008, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that, on average, are lower than the U.S. federal rate. This reduction is partly offset by the fact that the Company’s domestic earnings are also subject to state income taxes.

Significant components of deferred tax assets and liabilities are as follows:

(In millions)	October 1, 2010	October 2, 2009
Deferred Tax Assets:
Deferred revenues	$39.0	$70.6
Deferred compensation	28.4	25.6
Product warranty	13.2	14.2
Inventory adjustments	18.2	18.4
Equity-based compensation	47.5	44.4
Environmental reserve	7.5	8.0
Net operating loss carryforwards	38.0	28.6
Contingent loss reserve	1.3	7.4
Other	45.5	38.5

	238.6	255.7
Valuation allowance	(38.5)	(35.4)

Total deferred tax assets	200.1	220.3

Deferred Tax Liabilities:
Goodwill amortization	(25.2)	(22.0)
Accelerated depreciation	(19.0)	(15.3)
Other	(13.7)	(11.7)

Total deferred tax liabilities	(57.9)	(49.0)

Net deferred tax assets	$142.2	$171.3

Reported As:
Net current deferred tax assets	$118.2	$144.4
Net long-term deferred tax assets (included in “Other Assets”)	42.4	42.4
Net current deferred tax liabilities (included in “Accrued Expenses”)	(3.9)	(1.9)
Net long-term deferred tax liabilities (included in “Other long-term liabilities”)	(14.5)	(13.6)

Net deferred tax assets	$142.2	$171.3

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company has not provided for U.S. federal income and foreign withholding taxes on $795.9 million of cumulative undistributed earnings of non-U.S. subsidiaries. Such earnings are intended to be reinvested in the non-U.S. subsidiaries for an indefinite period of time. If such earnings were not considered to be reinvested indefinitely, additional deferred taxes of approximately $187.7 million would be provided.

The Company has federal net operating loss carryforwards of approximately $4.0 million expiring between 2012 and 2027. The federal net operating loss carryforwards are subject to an annual limitation of approximately $0.2 million per year. The Company has state net operating loss carryforwards of $1.9 million expiring between 2013 and 2027. The Company has foreign net operating loss carryforwards of $117.2 million with an indefinite life. Of this amount, $38.6 million is unavailable to the Company under local loss utilization rules.

The valuation allowance increased by $3.1 million during fiscal 2010. Of the $38.5 million at October 1, 2010, $15.3 million is attributable to ACCEL’s deferred tax assets as of the acquisition date which, if recognized, will be allocated to reduce goodwill.

Income taxes paid were as follows:

	Fiscal Years Ended
(In millions)	2010	2009	2008
Federal income taxes paid, net	$76.0	$83.5	$75.7
State income taxes paid, net	14.9	17.1	8.5
Foreign income taxes paid, net	46.1	35.0	33.6

Total	$137.0	$135.6	$117.8

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

Changes in the Company’s unrecognized tax benefits were as follows:

	Fiscal Years Ended
(In millions)	2010	2009	2008
Unrecognized tax benefits balance—beginning of fiscal year	$58.9	$78.4	$76.7
Additions based on tax positions related to a prior year	1.4	3.0	2.9
Reductions based on tax positions related to a prior year	(14.4)	(8.6)	(6.1)
Additions based on tax positions related to the current year	7.9	9.8	8.9
Reductions based on tax positions related to the current year	—	(4.2)	(0.4)
Settlements	(7.2)	(6.0)	(1.1)
Reductions resulting from the expiration of the applicable statute of limitations	(0.2)	(13.5)	(2.5)

Unrecognized tax benefits balance—end of fiscal year	$46.4	$58.9	$78.4

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of October 1, 2010, the total amount of gross unrecognized tax benefits was $46.4 million. Of this amount, $43.4 million would affect the effective tax rate if recognized. The difference would be offset by changes to deferred tax assets and liabilities.

The Company includes interest and penalties related to income taxes within “Taxes on earnings” on the Consolidated Statements of Earnings. As of October 1, 2010, the Company had accrued $10.4 million for the payment of interest and penalties related to unrecognized tax benefits. A net expense of $1.5 million related to interest and penalties was included in “Taxes on earnings.” As of October 2, 2009, the Company had accrued $8.9 million for the payment of interest and penalties related to unrecognized tax benefits. A net benefit of $2.5 million related to interest and penalties was included in “Taxes on earnings.”

The Company files U.S. federal, U.S. state, and foreign tax returns. The Company’s U.S. federal tax returns are generally no longer subject to tax examinations for years prior to 2006. The Company has significant operations in Switzerland. The Company’s Swiss tax returns are generally no longer subject to tax examinations for years prior to 2006. For U.S. states and other foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to 2004.

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

The Oncology Systems business segment designs, manufacturers, sells and services hardware and software products for treating cancer. Products include linear accelerators, brachytherapy afterloaders, treatment simulation and verification equipment and accessories; as well as information management, treatment planning and image processing software. Oncology Systems’ products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy treatments and offer advanced treatments such as fixed field intensity-modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), volumetric modulated arc therapy (“VMAT”), and stereotactic radiotherapy, as well as to treat patients using brachytherapy techniques, which involve temporarily implanting radioactive sources. The Company’s Oncology Systems products are also used by neurosurgeons to perform stereotactic radiosurgery. Oncology Systems’ customers worldwide include university research and community hospitals, private and governmental institutions, healthcare agencies, physicians’ offices and cancer care clinics.

The X-ray Products business segment, designs, manufactures and sells: (i) x-ray tubes for use in a range of applications including computed tomography (“CT”), scanning, radiographic or fluoroscopic imaging, mammography, special procedures and industrial applications; and (ii) flat panel digital image detectors for filmless x-ray imaging (commonly referred to as flat panel detectors or digital image detectors). X-ray tubes and flat panel detectors are sold to large imaging systems OEMs that incorporate our X-ray tube products and flat panel detectors into their medical diagnostic, dental, veterinary, IGRT and industrial imaging systems. X-ray tubes are also sold directly to end-users for replacement purposes.

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

In the second quarter of fiscal year 2009, the Company completed the sale of Research Instruments in order to focus that business exclusively on the development of the Varian Particle Therapy business. Research Instruments is classified as a discontinued operation for all periods presented and the Company has segregated the assets and liabilities and operating results of Research Instruments from continuing operations on the Consolidated Balance Sheets and on the Consolidated Statements of Earnings. Segment data does not include amounts for discontinued operations. Research Instruments was previously included in the “Other” category. See Note 15, “Discontinued Operations” for a more detailed discussion.

GTC develops technologies that enhance the Company’s current businesses or may lead to new business areas, including technology to improve radiation therapy and x-ray imaging, as well as other technology for a variety of applications, including security and cargo screening.

Corporate includes shared costs of legal, tax, accounting, human resources, real estate, insurance, information technology, treasury, finance and other management costs. Prior to fiscal year 2010, only a portion of the indirect and common costs was allocated to the Company’s businesses through the use of estimates. Beginning in fiscal year 2010, budgeted indirect and common costs included in Corporate are fully allocated to the Company’s businesses through the use of estimates. If the fiscal year 2010 corporate expense allocation method was applied in the fiscal year 2009, operating earnings (loss) would have been $425 million for Oncology Systems, $70 million for X-ray Products, $(24) million for the “Other” category and $3 million for Corporate. If the fiscal year 2010 corporate expense allocation method was applied in the fiscal year 2008, operating earnings (loss) would have been $363 million for Oncology Systems, $64 million for X-ray Products, $0 million for the “Other” category and $(8) million for Corporate.

Accordingly, the following information is provided for purposes of achieving an understanding of operations, but may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies may not be meaningful.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Segment Data

	Revenues			Operating Earnings
(In millions)	2010	2009	2008	2010	2009	2008
Oncology Systems	$1,862	$1,798	$1,672	$462	$482	$412
X-ray Products	403	331	305	100	82	73

Total reportable segments	2,265	2,129	1,977	562	564	485
Other	92	85	93	(30)	(19)	2
Corporate	—	—	—	2	(71)	(68)

Total company	$2,357	$2,214	$2,070	$534	$474	$419

	Depreciation & Amortization			Capital Additions
(In millions)	2010	2009	2008	2010	2009	2008
Oncology Systems	$19	$18	$16	$14	$20	$22
X-ray Products	7	7	6	6	5	7

Total reportable segments	26	25	22	20	25	29
Other	3	3	3	7	3	16
Corporate	19	16	11	25	58	37

Total company	$48	$44	$36	$52	$86	$82

	Total Assets			Goodwill
(In millions)	2010	2009	2008	2010	2009	2008
Oncology Systems	$1,000	$986	$897	$127	$126	$125
X-ray Products	186	154	143	4	3	3

Total reportable segments	1,186	1,140	1,040	131	129	128
Other	215	200	155	77	81	81
Corporate	923	968	759	—	—	—

Total company	$2,324	$2,308	$1,954	$208	$210	$209

The reconciliation of segment operating results information to the Company’s earnings from continuing operations before taxes was as follows:

(In millions)	2010	2009	2008
Earnings from operations before taxes:
Oncology Systems	$462	$482	$412
X-ray Products	100	82	73

Total reportable segments	562	564	485
Other	(30)	(19)	2
Corporate	2	(71)	(68)
Interest income, net	(1)	1	7

Total company	$533	$475	$426

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Geographic Information

	Revenues			Long-Lived Assets
(In millions)	2010	2009	2008	2010	2009	2008
United States	$970	$1,068	$964	$215	$214	$172
International	1,387	1,146	1,106	53	50	46

Total company	$2,357	$2,214	$2,070	$268	$264	$218

The Company operates various manufacturing and marketing operations outside the United States. Allocation between domestic and foreign revenues is based on final destination of products sold. No single foreign country represented 10% or more of the Company’s total revenues for fiscal years 2010, 2009 and 2008. Revenues between geographic areas are accounted for at cost plus prevailing markups arrived at through negotiations between profit centers. Intercompany and intracompany profits are eliminated in consolidation.

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

The Company classified the operating results of Research Instruments as a discontinued operation in the Consolidated Statements of Earnings for all periods presented. Because the amounts related to Research Instruments are not material in the Consolidated Balance Sheet, Consolidated Statements of Cash Flows and the Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for all periods presented, the Company has not segregated them from continuing operations.

In fiscal year 2010, the Company recognized an additional loss of $7.1 million for additional costs to settle one customer contract and estimated costs to complete and settle the other customer contract, both of which were related to the sale of Research Instruments. These contracts had been accounted for under the percentage-of-completion method, under which revenues and costs of sales are adjusted to reflect changes in estimated costs to complete the contracts. The percentage-of-completion method involves considerable use of estimates. If the estimated loss to complete or settle the remaining contract increases, the variance will be recognized in the periods these variances arise. Including the additional loss recognized for the two contracts, the total loss from discontinued operations for fiscal year 2010 was $7.1 million, less applicable income tax of zero. Loss from discontinued operations for fiscal years 2009 and 2008 was $12.5 million and $15.8 million, respectively, less applicable income tax of zero. In fiscal year 2009, loss from discontinued operations included a loss of $8.1 million on the disposal of Research Instruments. In fiscal year 2008, loss from discontinued operations included goodwill impairment and impairment of long-lived assets related to Research Instruments business. Total revenues of Research Instruments, reported in discontinued operations, for fiscal years 2010, 2009 and 2008 were $(3.6) million, $9.8 million and $35.2 million, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year 2010
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenue	$540.9	$585.6	$578.0	$652.1	$2,356.6

Gross margin	$241.0	$254.0	$254.4	$276.2	$1,025.6

Net earnings from continuing operations	$78.8	$91.1	$91.9	$105.7	$367.5

Net loss from discontinued operations	$—	$—	$(6.4)	$(0.7)	$(7.1)

Net earnings	$78.8	$91.1	$85.5	$105.0	$360.4

Net earnings (loss) per share—basic:
Continuing operations	$0.64	$0.74	$0.75	$0.89	$3.02

Discontinued operations	$—	$—	$(0.05)	$(0.01)	$(0.06)

Net earnings per share	$0.64	$0.74	$0.70	$0.88	$2.96

Net earnings (loss) per share—diluted:
Continuing operations	$0.63	$0.73	$0.74	$0.87	$2.96

Discontinued operations	$—	$—	$(0.05)	$—	$(0.05)

Net earnings per share	$0.63	$0.73	$0.69	$0.87	$2.91

	Fiscal Year 2009
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenue	$508.7	$553.6	$509.8	$642.0	$2,214.1

Gross margin	$219.0	$240.4	$216.2	$284.9	$960.5

Net earnings from continuing operations	$69.6	$79.3	$85.4	$97.2	$331.5

Net loss from discontinued operations	$(0.8)	$(11.5)	$—	$(0.2)	$(12.5)

Net earnings	$68.8	$67.8	$85.4	$97.0	$319.0

Net earnings (loss) per share—basic:
Continuing operations	$0.56	$0.64	$0.69	$0.78	$2.67

Discontinued operations	$—	$(0.09)	$—	$—	$(0.10)

Net earnings per share	$0.56	$0.55	$0.69	$0.78	$2.57

Net earnings (loss) per share—diluted:
Continuing operations	$0.56	$0.64	$0.68	$0.78	$2.65

Discontinued operations	$(0.01)	$(0.10)	$—	$(0.01)	$(0.10)

Net earnings per share	$0.55	$0.54	$0.68	$0.77	$2.55

The operating results of Research Instruments are presented as a discontinued operation for all periods. See Note 15, “Discontinued Operations” for detailed discussion.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 1, 2010. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of October 1, 2010. PricewaterhouseCoopers LLP has issued an attestation report on the Company’s internal control over financial reporting as of October 1, 2010, which appears immediately after this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Varian Medical Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Varian Medical Systems, Inc. and its subsidiaries at October 1, 2010 and October 2, 2009, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

November 23, 2010

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Report of management on internal control over financial reporting. The information required to be furnished pursuant to this item is set forth under the caption “Report of Management on Internal Control over Financial Reporting” on page 129 of this Annual Report on Form 10-K, and is incorporated here by reference.

(c)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K. The information required by this item with respect to our directors, our Audit Committee and its members, and audit committee financial expert is incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.” The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the caption “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Business Ethics

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

We intend to satisfy the disclosure requirements under Item 5.05(c) of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website, at the address and location specified above.

Stockholder Nominations of Directors

We amended our By-Laws on November 12, 2010. Some of these amendments affect nominations of directors, including nominations of directors by our stockholders. Set forth below is a summary of the amendments affecting director nominations. Stockholders wishing to nominate a director should review Section 8 of our By-Laws, which sets forth the nomination requirements in full.

As a result of these amendments, all prospective nominees will be required to complete a questionnaire that includes the background and qualifications of the nominee and the background of any person on whose behalf the nomination is being made that would be required to be disclosed to stockholders pursuant to applicable law or stock exchange rules. In addition, all prospective nominees will be required to represent that he/she (1) will not enter into an agreement with any person as to how the nominee will vote if elected a director that has not been disclosed to us or an agreement that would limit or interfere with the prospective nominee’s ability to comply with his/her fiduciary duties, (2) will not enter into an agreement with any person for compensation for serving as a director that has not been disclosed and (3) will comply with all applicable corporate governance, conflict of interest, confidentiality, stock ownership and trading policies.

With respect to nominations of directors by stockholders, the amendments revise the notice period for a stockholder to make such a nomination at an annual meeting from receipt at our General Offices not less than 60 days or more than 90 days prior to the anniversary of the mailing of the preceding year’s proxy materials for the preceding year’s annual meeting of stockholders to receipt not less than 90 days or more than 120 days prior to the anniversary of the preceding year’s annual meeting of stockholders. They make the same adjustment to the notice period if the annual meeting is advanced more than 30 days or delayed more than 60 days from the anniversary of the preceding year’s annual meeting. The amendments also revise the notice period for a stockholder to make such a nomination at a special meeting from receipt at the our General Offices not less than 60 days or more than 90 days prior to the special meeting of stockholders to receipt not less than 90 days or more than 120 days prior to the special meeting of stockholders. Furthermore, the amendments provide that in the event we are increasing the size of the Board of Directors at the annual meeting and do not announce all director nominees at least 100 days prior to the first anniversary of the preceding year’s annual meeting, stockholder notice of a nomination for the additional directorships can be provided within 10 days of the public announcement.

The amendments also expand and add specificity to the information that a nominating stockholder must provide in the notice to include a description of all material monetary agreements during the past three years and any other material relationships, between such stockholder and his/her affiliates and associates, or others acting in concert, on the one hand, and each proposed nominee, and his/her affiliates and associates, or others acting in concert, on the other hand, including all information that would be required to be disclosed pursuant to Rule 404 under Regulation S-K if the stockholder were a “registrant;” and require the nominating stockholder to make certain representations, including representations about his/her ownership of the common stock, entitlement to vote, intention to appear at the meeting to propose the nomination and intention to be part of a “group” that intends to provide proxy statement/or form of proxy or otherwise solicit proxies in support of the proposal.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the caption “Compensation of the Named Executive Officers and Directors.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of October 1, 2010 with respect to the shares of VMS common stock that may be issued under existing equity compensation plans.

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights(4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	8,729,738	(1)	$47.51	15,407,321	(2)
Equity compensation plans not approved by security holders(3)	2,116,138		$30.77	—

Total	10,845,876		$44.03	15,407,321

(1)	Consists of stock options, restricted stock units and deferred stock units granted under the Omnibus Stock Plan, the 2005 Omnibus Stock Plan, the Amended and Restated 2005 Omnibus Stock Plan and the Second Amended and Restated 2005 Omnibus Stock Plan, as amended. Effective February 17, 2005, no further grants can be made under the Omnibus Stock Plan.

(2)	Includes 7,000,000 shares available for future issuance under the 2010 Employee Stock Purchase Plan.

(3)	Consists of awards granted under the 2000 Stock Option Plan. Effective February 17, 2005, no further grants can be made under the 2000 Stock Option Plan.

(4)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units and deferred stock units, which have no exercise price.

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

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of directors and executive officers is incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the caption “Stock Ownership—Beneficial Ownership of Certain Stockholders, Directors and Executive Officers.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item with respect to certain relationships and related transactions is incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.” The information required by this item with respect to director and committee member independence is incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.”

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the caption “Proposal Four—Ratification of the Appointment of Our Independent Registered Public Accounting Firm.”

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

The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2010, 2009 and 2008 is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries.

Schedule
II	Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(3)	Exhibits:

Exhibit Number	Description
2	Amended and Restated Distribution Agreement, dated as of January 14, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 2 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).
3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
3.2	Registrant’s By-Laws, as amended, effective November 12, 2010. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Form 8-K/A Current Report filed as of November 17, 2010, File No. 1-7598).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.1†	Registrant’s Amended and Restated Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.2†	Registrant’s Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.3†	Form of Registrant’s Indemnity Agreement with the directors and executive officers (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

Exhibit Number	Description
10.4†	Form of Registrant’s Change in Control Agreement for Chief Executive Officer (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.5†	Form of Registrant’s Change in Control Agreement for Chief Executive Officer (effective for any person assuming such position on or after February 12, 2012) (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).
10.6†	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel) (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.7†	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel) (effective for any person assuming such position on or after February 12, 2012) (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).
10.8†	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.9†	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) (effective for any person assuming such position on or after February 12, 2012) (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).
10.10†	Form of Registrant’s Change in Control Agreement for Key Employees (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.11†	Form of Registrant’s Change in Control Agreement for Key Employees (effective for any person assuming such position on or after February 12, 2012) (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).
10.12†	Form of Amendment to the Change in Control Agreement for Chief Executive Officer, Senior Executives (Chief Financial Officer and General Counsel), Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) and Key Employees (incorporated by reference to Exhibit No. 10.8 to the Registrant’s Form 10-K Annual Report for the year ended September 26, 2008,
File No. 1-7598).
10.13	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 2, 1999, between the Registrant and Prudential Insurance Company of America (certain exhibits and schedules omitted) (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999,
File No. 1-7598).

10.14	Employee Benefits Allocation Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999,
File No. 1-7598).
10.15	Intellectual Property Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.2 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).

Exhibit Number	Description
10.16	Tax Sharing Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.3 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).
10.17†	Registrant’s Frozen Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.17 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2000, File No. 1-7598).
10.18†	Registrant’s Amended and Restated 2005 Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended January 2, 2009, File No. 1-7598).
10.19†	Registrant’s Management Incentive Plan (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 3, 2009, File No. 1-7598).
10.20†	Registrant’s Retirement Plan (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Registration Statement on Form S-8 filed on March 14, 2001, and amended June 20, 2001, Registration No. 333-57012).
10.21†	Registrant’s 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).
10.22†	Registrant’s Employment Letter dated September 17, 2004 with Dow R. Wilson as Corporate Vice President and President, Oncology Systems, effective January 10, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended December 31, 2004, File No. 1-7598).
10.23†	Amendment to the Registrant’s Employment Letter dated August 5, 2005 with Dow R. Wilson (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 1, 2005, File No. 1-7598)
10.24†*	Description of Certain Compensatory Arrangements between the Registrant and its Executive Officers and Directors as of November 13, 2010.
10.25†	Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2007, File No. 1-7598).
10.26†	Amendment No. 1 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 27, 2008, File No. 1-7598).
10.27†	Amendment No. 2 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.23 to the Registrant’s Form 10-K Annual Report for the year ended September 26, 2008, File No. 1-7598).
10.28†	Amendment No. 3 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 3, 2009, File No. 1-7598).
10.29†	Amendment No. 4 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).
10.30†	Form of Registrant’s Restricted Stock Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 3, 2009, File No. 1-7598).
10.31†	Form of Registrant’s Nonqualified Stock Option Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.22 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2007, File No. 1-7598).

Exhibit Number	Description
10.32†	Form of Registrant’s Nonqualified Stock Option Agreement for Officers under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.23 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2007, File No. 1-7598).
10.33†	Form of Registrant’s Nonqualified Stock Option Agreement for Directors under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Option Plan (incorporated by reference to Exhibit No. 10.24 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2007, File No. 1-7598).
10.34†	Form of Registrant’s Non-Employee Director NonQualified Stock Option Agreement (for use outside the United States) under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on February 18, 2009, File No. 1-7598).
10.35†	Form of Registrant’s Grant Agreement for Deferred Stock Units under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.28 to the Registrant’s Form 10-K Annual Report for the year ended September 26, 2008, File No. 1-7598).
10.36†	Form of Registrant’s Non-Employee Director Deferred Stock Unit Agreement (for use outside the United States) under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on February 18, 2009, File No. 1-7598).
10.37†	Form of Registrant’s Restricted Stock Unit Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).
10.38++	Amended and Restated Credit Agreement entered into as of November 10, 2008 by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended January 2, 2009, File No. 1-7598).
10.39	Amendment to Amended and Restated Credit Agreement entered into as of July 14, 2009 by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.33 to the Registrant’s Form 10-K Annual Report for the year ended October 2, 2009, File No. 1-7598).
10.40*	Amendment No. 2 to Amended and Restated Credit Agreement entered into as of August 11, 2010, by and between the Registrant and Bank of America, N.A.
10.41*	Amendment No. 3 to Amended and Restated Credit Agreement entered into as of August 24, 2010, by and between the Registrant and Bank of America, N.A.
10.42*++	Confirmation dated August 24, 2010 by and between the Registrant and Bank of America, N.A.
21*	List of Subsidiaries.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory arrangement.

*	Filed herewith.

++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

**	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the fiscal years ended October 1, 2010, October 2, 2009 and September 26, 2008; (ii) Consolidated Balance Sheets at October 1, 2010 and October 2, 2009; (iii) Consolidated Statements of Cash Flows for the fiscal years ended October 1, 2010, October 2, 2009 and September 26, 2008; (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the fiscal years ended October 1, 2010, October 2, 2009 and September 26, 2008; and (iv) Notes to Consolidated Financial Statements for fiscal year ended October 1, 2010.

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

Dated: November 23, 2010

VARIAN MEDICAL SYSTEMS, INC.

By:	/S/ ELISHA W. FINNEY

Elisha W. Finney Senior Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date

/S/ TIMOTHY E. GUERTIN Timothy E. Guertin	President and Chief Executive Officer and Director (Principal Executive Officer)	November 23, 2010

/S/ ELISHA W. FINNEY Elisha W. Finney	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	November 23, 2010

/S/ TAI-YUN CHEN Tai-yun Chen	Corporate Vice President, Finance and Corporate Controller (Principal Accounting Officer)	November 23, 2010

/S/ RICHARD M. LEVY Richard M. Levy	Chairman of the Board	November 23, 2010

/S/ SUSAN L. BOSTROM Susan L. Bostrom	Director	November 23, 2010

/S/ JOHN SEELY BROWN John Seely Brown	Director	November 23, 2010

/S/ R. ANDREW ECKERT R. Andrew Eckert	Director	November 23, 2010

/S/ MARK R. LARET Mark R. Laret	Director	November 23, 2010

/S/ DAVID W. MARTIN, JR. David W. Martin, Jr.	Director	November 23, 2010

/S/ RUEDIGER NAUMANN-ETIENNE Ruediger Naumann-Etienne	Director	November 23, 2010

/S/ VENKATRAMAN THYAGARAJAN Venkatraman Thyagarajan	Director	November 23, 2010

Schedule II

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Description	Balance at Beginning of Period	Charged to Bad Debt Expense	Write-Offs/ Adjustments Charged to Allowance	Balance at End of Period
		(In thousands)
2010	Allowance for doubtful accounts receivable	$4,347	$1,319	$1,457	$4,209
2009	Allowance for doubtful accounts receivable	$3,110	$2,038	$801	$4,347
2008	Allowance for doubtful accounts receivable	$3,859	$250	$999	$3,110

Fiscal Year	Description	Balance at Beginning of Period	Increases	Deductions	Balance at End of Period
		(In thousands)
2010	Valuation allowance for deferred tax assets	$35,429	$3,071	$44	$38,456
2009	Valuation allowance for deferred tax assets	$20,757	$15,450	$778	$35,429
2008	Valuation allowance for deferred tax assets	$17,951	$3,783	$977	$20,757

EXHIBIT INDEX

Exhibit Number	Description
2	Amended and Restated Distribution Agreement, dated as of January 14, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 2 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).
3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
3.2	Registrant’s By-Laws, as amended, effective November 12, 2010. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Form 8-K/A Current Report filed as of November 17, 2010, File No. 1-7598).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.1†	Registrant’s Amended and Restated Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.2†	Registrant’s Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.3†	Form of Registrant’s Indemnity Agreement with the directors and executive officers (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.4†	Form of Registrant’s Change in Control Agreement for Chief Executive Officer (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.5†	Form of Registrant’s Change in Control Agreement for Chief Executive Officer (effective for any person assuming such position on or after February 12, 2012) (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).
10.6†	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel) (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.7†	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel) (effective for any person assuming such position on or after February 12, 2012) (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).
10.8†	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.9†	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) (effective for any person assuming such position on or after February 12, 2012) (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).
10.10†	Form of Registrant’s Change in Control Agreement for Key Employees (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).

Exhibit Number	Description
10.11†	Form of Registrant’s Change in Control Agreement for Key Employees (effective for any person assuming such position on or after February 12, 2012) (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).
10.12†	Form of Amendment to the Change in Control Agreement for Chief Executive Officer, Senior Executives (Chief Financial Officer and General Counsel), Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) and Key Employees (incorporated by reference to Exhibit No. 10.8 to the Registrant’s Form 10-K Annual Report for the year ended September 26, 2008,
File No. 1-7598).
10.13	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 2, 1999, between the Registrant and Prudential Insurance Company of America (certain exhibits and schedules omitted) (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999,
File No. 1-7598).
10.14	Employee Benefits Allocation Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999,
File No. 1-7598).
10.15	Intellectual Property Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.2 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).
10.16	Tax Sharing Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.3 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).
10.17†	Registrant’s Frozen Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.17 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2000, File No. 1-7598).
10.18†	Registrant’s Amended and Restated 2005 Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended January 2, 2009, File No. 1-7598).
10.19†	Registrant’s Management Incentive Plan (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 3, 2009, File No. 1-7598).
10.20†	Registrant’s Retirement Plan (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Registration Statement on Form S-8 filed on March 14, 2001, and amended June 20, 2001, Registration No. 333-57012).
10.21†	Registrant’s 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).
10.22†	Registrant’s Employment Letter dated September 17, 2004 with Dow R. Wilson as Corporate Vice President and President, Oncology Systems, effective January 10, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended December 31, 2004, File No. 1-7598).
10.23†	Amendment to the Registrant’s Employment Letter dated August 5, 2005 with Dow R. Wilson (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 1, 2005, File No. 1-7598)
10.24†*	Description of Certain Compensatory Arrangements between the Registrant and its Executive Officers and Directors as of November 13, 2010.

Exhibit Number	Description
10.25†	Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2007, File No. 1-7598).
10.26†	Amendment No. 1 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 27, 2008, File No. 1-7598).
10.27†	Amendment No. 2 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.23 to the Registrant’s Form 10-K Annual Report for the year ended September 26, 2008, File No. 1-7598).
10.28†	Amendment No. 3 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 3, 2009, File No. 1-7598).
10.29†	Amendment No. 4 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).
10.30†	Form of Registrant’s Restricted Stock Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 3, 2009, File No. 1-7598).
10.31†	Form of Registrant’s Nonqualified Stock Option Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.22 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2007, File No. 1-7598).
10.32†	Form of Registrant’s Nonqualified Stock Option Agreement for Officers under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.23 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2007, File No. 1-7598).
10.33†	Form of Registrant’s Nonqualified Stock Option Agreement for Directors under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Option Plan (incorporated by reference to Exhibit No. 10.24 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2007, File No. 1-7598).
10.34†	Form of Registrant’s Non-Employee Director NonQualified Stock Option Agreement (for use outside the United States) under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on February 18, 2009, File No. 1-7598).
10.35†	Form of Registrant’s Grant Agreement for Deferred Stock Units under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.28 to the Registrant’s Form 10-K Annual Report for the year ended September 26, 2008, File No. 1-7598).
10.36†	Form of Registrant’s Non-Employee Director Deferred Stock Unit Agreement (for use outside the United States) under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on February 18, 2009, File No. 1-7598).
10.37†	Form of Registrant’s Restricted Stock Unit Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).
10.38++	Amended and Restated Credit Agreement entered into as of November 10, 2008 by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended January 2, 2009, File No. 1-7598).

Exhibit Number	Description
10.39	Amendment to Amended and Restated Credit Agreement entered into as of July 14, 2009 by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.33 to the Registrant’s Form 10-K Annual Report for the year ended October 2, 2009, File No. 1-7598).
10.40*	Amendment No. 2 to Amended and Restated Credit Agreement entered into as of August 11, 2010, by and between the Registrant and Bank of America, N.A.
10.41*	Amendment No. 3 to Amended and Restated Credit Agreement entered into as of August 24, 2010, by and between the Registrant and Bank of America, N.A.
10.42*++	Confirmation dated August 24, 2010 by and between the Registrant and Bank of America, N.A.
21*	List of Subsidiaries.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory arrangement.
*	Filed herewith.

++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

**	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the fiscal years ended October 1, 2010, October 2, 2009 and September 26, 2008; (ii) Consolidated Balance Sheets at October 1, 2010 and October 2, 2009; (iii) Consolidated Statements of Cash Flows for the fiscal years ended October 1, 2010, October 2, 2009 and September 26, 2008; (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the fiscal years ended October 1, 2010, October 2, 2009 and September 26, 2008; and (iv) Notes to Consolidated Financial Statements for fiscal year ended October 1, 2010.

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