Form 10-Q
period 2010-12-31
VARIAN MEDICAL SYSTEMS INC
filed 2011-02-09
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 120,047,856 shares of common stock, par value $1 per share, outstanding as of January 28, 2011.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended December 31, 2010

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	December 31, 2010	January 1, 2010
Revenues:
Product	$431,794	$410,197
Service contracts and other	148,058	130,709

Total revenues	579,852	540,906

Cost of revenues:
Product	247,440	237,369
Service contracts and other	65,573	62,520

Total cost of revenues	313,013	299,889

Gross margin	266,839	241,017

Operating expenses:
Research and development	38,502	38,388
Selling, general and administrative	91,310	83,542

Total operating expenses	129,812	121,930

Operating earnings	137,027	119,087
Interest income	629	808
Interest expense	(555)	(1,104)

Earnings from operations before taxes	137,101	118,791
Taxes on earnings	40,612	40,016

Net earnings	$96,489	$78,775

Net earnings per share - Basic	$0.82	$0.64

Net earnings per share - Diluted	$0.80	$0.63

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - Basic	118,170	123,690

Weighted average shares outstanding - Diluted	121,212	125,061

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	December 31, 2010	October 1, 2010 (1)
Assets
Current assets:
Cash and cash equivalents	$703,519	$520,221
Accounts receivable, net of allowance for doubtful accounts of $4,028 at December 31, 2010 and $4,209 at October 1, 2010	496,271	591,677
Inventories	402,768	363,933
Prepaid expenses and other current assets	106,371	87,267
Deferred tax assets	118,319	118,246

Total current assets	1,827,248	1,681,344

Property, plant and equipment, net	277,550	267,927
Goodwill	206,946	208,451
Other assets	159,225	166,230

Total assets	$2,470,969	$2,323,952

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$120,687	$119,018
Accrued expenses	266,293	287,851
Product warranty	52,980	53,233
Deferred revenues	127,339	141,916
Advance payments from customers	288,694	275,998
Short-term borrowings	—	20,000
Current maturities of long-term debt	7,233	5,525

Total current liabilities	863,226	903,541
Long-term debt	16,094	17,869
Other long-term liabilities	123,327	127,175

Total liabilities	1,002,647	1,048,585

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 119,894 and 118,007 shares issued and outstanding at December 31, 2010 and at October 1, 2010, respectively	119,894	118,007
Capital in excess of par value	606,865	508,366
Retained earnings	783,087	686,598
Accumulated other comprehensive loss	(41,524)	(37,604)

Total stockholders’ equity	1,468,322	1,275,367

Total liabilities and stockholders' equity	$2,470,969	$2,323,952

(1)	The condensed consolidated balance sheet as of October 1, 2010 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In thousands)	December 31, 2010	January 1, 2010
Cash flows from operating activities:
Net earnings	$96,489	$78,775
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	12,564	8,845
Tax benefits from exercises of share-based payment awards	10,417	2,257
Excess tax benefits from share-based compensation	(9,236)	(1,430)
Depreciation	11,579	11,008
Amortization of intangible assets	786	927
Deferred taxes	2,603	(2,439)
Provision for doubtful accounts receivable	94	557
Net change in fair value of derivatives and underlying commitments	328	(432)
Income on equity investment in affiliate	(2,224)	(448)
Loss on sale or disposal of assets	12	2,043
Other	(13)	(304)
Changes in assets and liabilities:
Accounts receivable	92,403	68,670
Inventories	(36,374)	(39,700)
Prepaid expenses and other current assets	(12,714)	(14,547)
Accounts payable	1,750	(12,295)
Accrued expenses	(24,847)	(21,892)
Deferred revenues	(14,577)	24,207
Product warranty	(533)	145
Advance payments from customers	12,712	26,890
Other long-term liabilities	(3,062)	(170)

Net cash provided by operating activities	138,157	130,667

Cash flows from investing activities:
Purchases of property, plant and equipment	(22,611)	(7,554)
(Increase) decrease in cash surrender value of life insurance	198	(1,170)
Note repayment (receivable) from affiliate and other, net	145	(1,837)
Other, net	(313)	(5,119)

Net cash used in investing activities	(22,581)	(15,680)

Cash flows from financing activities:
Repurchases of common stock	—	(55,172)
Proceeds from issuance of common stock to employees	76,806	8,782
Excess tax benefits from share-based compensation	9,236	1,430
Employees' taxes withheld and paid for restricted stock and restricted stock units	(79)	(347)
Repayments of bank borrowings	(67)	(62)
Net payments under line of credit agreements	(20,000)	—
Other	—	(60)

Net cash (used in) provided by financing activities	65,896	(45,429)

Effects of exchange rate changes on cash and cash equivalents	1,826	2,408

Net increase in cash and cash equivalents	183,298	71,966

Cash and cash equivalents at beginning of period	520,221	553,529

Cash and cash equivalents at end of period	$703,519	$625,495

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

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 1, 2010 (the “2010 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of December 31, 2010 and October 1, 2010, results of operations for the three months ended December 31, 2010 and January 1, 2010, and cash flows for the three months ended December 31, 2010 and January 1, 2010. The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

As discussed in Note 17 “Discontinued Operations,” the Company has classified the assets and liabilities of the scientific research instruments business (“Research Instruments”) of ACCEL Instruments GmbH (“ACCEL,” which has since changed its name to Varian Medical Systems Particle Therapy GmbH) as discontinued operations and presented its operating results as a discontinued operation in the Condensed Consolidated Statements of Earnings for all periods presented. Because amounts related to Research Instruments in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows were not material for any period presented, the Company has not segregated them from continuing operations. Unless noted otherwise, discussion in these notes pertains to the Company’s continuing operations.

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2011 is the 52-week period ending September 30, 2011, and fiscal year 2010 was the 52-week period that ended on October 1, 2010. The fiscal quarters ended December 31, 2010 and January 1, 2010 were both 13-week periods.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts, accounts payable and short-term borrowings, approximate fair value due to their short maturities. The fair value of the Company’s long-term debt was estimated to be $25.1 million at December 31, 2010 and $25.4 million at October 1, 2010. The estimated fair value of long-term debt was based on the then-current rates available to the Company for debt of similar terms and remaining maturities. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Allowance for Doubtful Accounts

The Company evaluates the creditworthiness of its customers prior to authorizing shipment for all major sale transactions. Except for government tenders, group purchases and orders with letters of credit in Oncology Systems, Security and Inspections Products (“SIP”) and Varian Particle Therapy, and orders in its X-ray Products business, the Company’s payment terms usually require payment of a small portion of the total amount due when the customer signs the purchase order, a significant amount upon transfer of risk of loss to the customer and the remaining amount upon completion of the installation. The Company offers extended payment terms, sometimes beyond one year, to qualified customers in some circumstances. On a quarterly basis, the Company evaluates the accounts receivable aging report and provides an allowance in an amount the Company deems adequate for doubtful accounts. In evaluating the adequacy of the allowance for doubtful accounts, the Company considers factors such as age of the accounts receivable balances, historical experience, creditworthiness, the type of customer, and economic conditions that may affect a customer’s ability to make payment. Account receivable balances deemed to be uncollectible or otherwise settled with a customer are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the consolidation guidance for variable-interest entities to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable-interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable-interest entity that most significantly impact the entity’s economic performance. The new guidance was effective for the Company in the first quarter of fiscal year 2011. The adoption of the new guidance did not have a material impact on its existing consolidated financial position, results of operations or cash flows.

In March 2010, the FASB issued the guidance related to the Milestone Method of Revenue Recognition (“ASU 2010-17”), which recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in a research or development transaction. ASU 2010-17 was effective for the Company in the first quarter of fiscal year 2011. The adoption of the new guidance did not have a material impact on its consolidated financial position, results of operations or cash flows.

In July 2010, the FASB issued ASU 2010-20 to provide guidance to enhance disclosures related to the credit quality of a company’s financing receivables portfolio and the associated allowance for credit losses. Pursuant to this guidance, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users’ evaluation of the nature of credit risk inherent in the company’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The adoption of this new guidance related to the revised disclosures as of the end of the reporting period in the first quarter of fiscal year 2011 did not have any material impact on its consolidated financial position, results of operations or cash flows. The revised disclosures related to activities during the reporting period will be effective for the Company beginning in the second quarter of fiscal year 2011 and it is not expected to have a material impact on its consolidated financial position, results of operations and cash flows.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

2. BALANCE SHEET COMPONENTS:

The components of inventories were as follows:

(In millions)	December 31, 2010	October 1, 2010
Inventories:
Raw materials and parts	$211.4	$208.8
Work-in-progress	72.2	54.3
Finished goods	119.2	100.8

Total inventories	$402.8	$363.9

The components of other long-term liabilities were as follows:

(In millions)	December 31, 2010	October 1, 2010
Long-term income taxes payable	$55.1	$56.8
Other	68.2	70.4

Total other long-term liabilities	$123.3	$127.2

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

The Company’s financial assets and liabilities are valued using Level 1 and Level 2 inputs. Level 1 instrument valuations are obtained from quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations include valuations obtained from quoted prices for identical assets in markets that are not active. In addition, the Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. The Company’s derivative instruments are short-term in nature, typically one month to twelve months in duration. As of December 31, 2010, the Company did not have any financial assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 instruments). In addition, there were no significant transfers of assets or liabilities between Level 1 and Level 2 fair value measurements during the three months ended December 31, 2010 and January 1, 2010.

In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities that were measured at fair value on a recurring basis.

	Fair Value Measurement Using
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at December 31, 2010:
Money market funds	$129.0	$—	$—	$129.0

Total assets measured at fair value	$129.0	$—	$—	$129.0

Liabilities at December 31, 2010:
Derivative liabilities	$—	$(0.7)	$—	$(0.7)

Total liabilities measured at fair value	$—	$(0.7)	$—	$(0.7)

Assets at October 1, 2010:
Money market funds	$36.4	$—	$—	$36.4

Total assets measured at fair value	$36.4	$—	$—	$36.4

Liabilities at October 1, 2010:
Derivative liabilities	$—	$(0.5)	$—	$(0.5)

Total liabilities measured at fair value	$—	$(0.5)	$—	$(0.5)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

	Fair Value Measurement Using
Line Item in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at December 31, 2010:
Cash and cash equivalents	$127.9	$—	$—	$127.9
Other assets	1.1	—	—	1.1

Total assets measured at fair value	$129.0	$—	$—	$129.0

Liabilities at December 31, 2010:
Accrued liabilities	$—	$(0.7)	$—	$(0.7)

Total liabilities measured at fair value	$—	$(0.7)	$—	$(0.7)

Assets at October 1, 2010:
Cash and cash equivalents	$35.3	$—	$—	$35.3
Other assets	1.1	—	—	1.1

Total assets measured at fair value	$36.4	$—	$—	$36.4

Liabilities at October 1, 2010:
Accrued liabilities	$—	$(0.5)	$—	$(0.5)

Total liabilities measured at fair value	$—	$(0.5)	$—	$(0.5)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

4. FINANCING RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the creditor’s balance sheet. The Company’s financing receivables, consisting of its note receivable and accounts receivable with contractual maturities of more than one year, and the related allowance for doubtful account are presented in the following table:

(In millions)	December 31, 2010
Accounts receivable with contractual maturities of more than one year:
Gross amount	$9.4
Allowance for doubtful accounts	—

Net amount	$9.4

Amount past due	$—

Note receivable:
Note receivable from related party	8.8
Note receivable from customer	1.0

Total note receivable	$9.8

Amount past due	$—

5. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” in the Condensed Consolidated Balance Sheets as follows:

(In millions)	December 31, 2010	October 1, 2010
Intangible Assets:
Acquired existing technology	$20.5	$20.7
Patents, licenses and other	18.8	18.9
Customer contracts and supplier relationship	10.4	10.4
Accumulated amortization	(41.5)	(40.8)

Net carrying amount	$8.2	$9.2

Amortization expense for intangible assets was $0.8 million and $0.9 million for the three months ended December 31, 2010 and January 1, 2010, respectively. The Company estimates amortization expense on a straight-line basis for the remaining nine months of fiscal year 2011, fiscal years 2012 through 2015 and thereafter, to be as follows (in millions): $1.8, $1.7, $1.4, $0.6 and $2.7, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	X-ray Products	Other	Total
Balance at October 1, 2010	$126.7	$4.5	$77.3	$208.5
Payment or accrual of contingent consideration	—	0.6	—	0.6
Foreign currency translation adjustments	—	—	(2.2)	(2.2)

Balance at December 31, 2010	$126.7	$5.1	$75.1	$206.9

6. RELATED PARTY TRANSACTIONS

VMS has a 40% ownership interest in dpiX Holding LLC (“dpiX Holding”), a two-member consortium which has a 100% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin-film transistor arrays (“flat panels”) for the Company’s X-ray Products’ digital image detectors and for its Oncology Systems’ On-Board Imager®, and PortalVisionTM imaging products. In accordance with the dpiX Holding agreement, net losses were to be allocated to the members, in succession, until their capital accounts equaled zero, then to the members in accordance with their ownership interests. The dpiX Holding agreement also provided that net profits were to be allocated to the members, in succession, until their capital accounts equaled the net losses previously allocated, then to the members in accordance with their ownership interests.

The investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded an income on the equity investment in dpiX Holding of $2.2 million in the three months ended December 31, 2010 and an income of $0.5 million in the three months ended January 1, 2010. Incomes and losses on the equity investment in dpiX Holding are included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings. The carrying value of the investment in dpiX Holding, which was included in “Other assets” in the Condensed Consolidated Balance Sheets, was $45.2 million at December 31, 2010 and $45.1 million at October 1, 2010.

In February 2009, VMS agreed to loan $14 million to dpiX in four separate installments. The loan bears interest at prime plus 1% per annum. The principal balance is due and payable to VMS in four installments beginning in December 2011; interest is payable in full according to a quarterly schedule which began in April 2009; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable thereunder, is due and payable on September 10, 2012. As of October 1, 2010 and December 31, 2010, VMS had loaned $8.8 million to dpiX under this loan agreement, with the current portion included in “Prepaid expenses and other current assets” and the long-term portion included in “Other assets” in the Condensed Consolidated Balance Sheet. The Company evaluates the collectability of its note receivable with dpiX at least on a quarterly basis, considering the timeliness of recurring payments as well as its financial position and cash flows, and recognizes an impairment loss for the amount the Company deemed uncollectible.

During the three months ended December 31, 2010 and January 1, 2010, the Company purchased glass transistor arrays from dpiX totaling approximately $6.6 million and $13.1 million, respectively. These purchases of glass transistor arrays are included as a component of “Inventory” in the Condensed Consolidated Balance Sheets and “Cost of revenues - product” in the Condensed Consolidated Statements of Earnings for these periods.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

7. PRODUCT WARRANTY

The following table reflects the changes in the Company’s accrued product warranty:

	Three Months Ended
(In millions )	December 31, 2010	January 1, 2010
Accrued product warranty, at beginning of period	$53.2	$50.8
Charged to cost of revenues	9.9	12.5
Actual product warranty expenditures	(10.1)	(12.6)

Accrued product warranty, at end of period	$53.0	$50.7

8. CREDIT FACILITY

In July 2007, VMS entered into a credit agreement with Bank of America, N.A. (“BofA”), which was amended and restated on November 10, 2008, and then again amended July 14, 2009, August 11, 2010 and August 24, 2010. As amended to date, the credit agreement with BofA provides for a revolving credit facility that enables the Company to borrow and have outstanding at any given time a maximum of $225 million (the “Amended BofA Credit Facility”). A portion of the Amended BofA Credit Facility is collateralized with a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. As of December 31, 2010, VMS has pledged to BofA 65% of the voting shares that it holds in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary.

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

As of December 31, 2010, there was no outstanding balance under the Amended BofA Credit Facility. At October 1, 2010, $20 million was outstanding under the Amended BofA Credit Facility with a weighted average interest rate of 1.51%, none of which was outstanding under the Japanese Line of Credit. Up to $25 million of the Amended BofA Credit Facility could also be used to support letters of credit issued on behalf of the Company, of which none were outstanding as of December 31, 2010 or October 1, 2010.

The Amended BofA Credit Facility contains customary affirmative and negative covenants for facilities of this type. The Company has also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets. For all periods presented within these condensed consolidated financial statements, the Company was in compliance with all covenants.

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

The fair values of derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31, 2010	October 1, 2010	Balance Sheet Location	December 31, 2010	October 1, 2010
(In millions)		Fair Value	Fair Value		Fair Value	Fair Value
Derivative designated as hedging instruments:
Foreign exchange forward contracts	Prepaid Expenses	$—	$—	Accrued liabilities	$0.3	$0.5
Derivative not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid Expenses	—	—	Accrued liabilities	0.4	—

Total derivatives		$—	$—		$0.7	$0.5

See Note 3, “Fair Value” and “Valuation of Derivative Instruments” under Critical Accounting Estimates in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding valuation of the Company’s derivative instruments. Also see Note 1, “Significant Accounting Policies” to the Consolidated Financial Statements of the Company’s 2010 Annual Report regarding credit risk associated with the Company’s derivative instruments.

Cash Flow Hedging Activities

The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and may hedge certain of the larger foreign currency transactions when they are not denominated in the relevant subsidiary’s functional currency. These foreign currency sales transactions are hedged using foreign currency forward contracts. The Company may use other derivative instruments in the future. The Company enters into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into foreign currency forward contracts for speculative or trading purposes. The foreign currency forward contracts range from one to twelve months in maturity. As of December 31, 2010, the Company did not have any foreign currency forward contracts with an original maturity greater than twelve months.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The hedges of foreign currency denominated forecasted revenues are accounted for in accordance with Accounting Standards Codification (“ASC 815”), pursuant to which the Company has designated its hedges of forecasted foreign currency revenues as cash flow hedges. The Company’s designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in “Accumulated other comprehensive income (loss)” is reclassified to revenues. Subsequent changes in fair value of the derivative instrument are recorded in “Selling, general and administrative expenses” to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualified as cash flow hedges under ASC 815, the Company formally documents for each derivative instrument at the hedge’s inception the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, as well as its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instrument designated and qualified as cash flow hedges in “Accumulated other comprehensive income (loss)” and reclassifies these amounts into “Revenues” in the period during which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in “Revenues,” and amounts not included in the assessment of effectiveness in “Cost of revenues” in the Condensed Consolidated Statements of Earnings. During the three months ended December 31, 2010 and January 1, 2010, the Company did not discontinue any cash flow hedges that had a material impact on the Company’s results of operations. At the inception of the hedge, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of December 31, 2010, all forecasted cash flows were still probable to occur. As of December 31, 2010, net unrealized loss on derivative instruments of $0.4 million, before tax, was included in “Accumulated other comprehensive income (loss),” and is expected to be reclassified to net earnings over the twelve months that follow.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues:

Notional Value Sold
(In millions)	December 31, 2010
Japanese Yen	$10.1

The following table presents the amounts, before tax, recognized in “Accumulated other comprehensive income (loss)” and in the Condensed Consolidated Statements of Earnings that are related to the effective portion of the foreign currency forward contracts designated as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)
	Three Months Ended		Comprehensive Income	Three Months Ended
(in millions)	December 31, 2010	January 1, 2010	into Net Earnings (Effective Portion)	December 31, 2010	January 1, 2010
Foreign exchange contracts	$(0.5)	$1.2	Revenues	$(0.6)	$—

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table presents the amounts recognized in the Condensed Consolidated Statements of Earnings that are related to (i) the ineffective portion of the cash flow hedges and (ii) the amount excluded from effectiveness testing of the cash flow hedges:

Three Months Ended
(in millions)	Location of Gain (Loss) Recognized	December 31, 2010	January 1, 2010
Ineffective portion of cash flow hedges - Gain (Loss)	Revenues	$—	$—
Amount excluded from assessment of effectiveness of cash flow hedges - Gain (Loss)	Cost of Revenues	$—	$—

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

The Company had the following outstanding foreign currency forward contracts that were either (i) entered into to hedge balance sheet exposures from its various foreign subsidiaries and business units or (ii) were originally designated as cash flow hedges (primarily in Euro and Japanese Yen) and were subsequently de-designated when the forecasted revenues were recognized:

	At December 31, 2010
(In millions)	Notional Value Sold	Notional Value Purchased
Australian Dollar	$26.4	$—
British Pound	2.5	—
Danish Krone	—	2.9
Euro	173.0	5.0
Indian Rupee	1.7	—
Japanese Yen	69.5	—
Swedish Krona	1.9	3.7
Swiss Franc	—	44.3

Totals	$275.0	$55.9

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table presents the gains (losses) recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward exchange contracts that are not designated as hedging instruments under ASC 815.

Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Net Earnings on Derivative
	Three Months Ended
(In millions)	December 31, 2010	January 1, 2010
Selling, general and administrative expenses	$4.8	$3.6

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the remeasurement of monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

Contingent Features

Certain of the Company’s derivative instruments are subject to a master netting agreement which contains provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. The counterparty’s right of set-off is not limited to the derivative instruments and applies to other rights held by the counterparty. Pursuant to the master netting agreement, an event of default includes the Company’s failure to pay the counterparty under the derivative instruments, voluntary or involuntary bankruptcy, the Company’s failure to repay an aggregate of $25 million or more in debts, and deterioration of creditworthiness of the surviving entity when the Company merges or transfers its assets or liabilities to another entity. As of December 31, 2010 and October 1, 2010, the Company did not have significant outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

10. COMMITMENTS AND CONTINGENCIES

Environmental Remediation Liabilities

The Company’s operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of the Company’s past and present operations and facilities, the Company oversees various environmental cleanup projects and also reimburses certain third parties for cleanup activities. Those include facilities sold as part of the Company’s electron devices business in 1995 and thin film systems business in 1997. In addition, the U.S. Environmental Protection Agency (“EPA”) or third parties have named the Company as a potentially responsible party under the amended Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”), at sites to which the Company or the facilities of the sold businesses were alleged to have shipped waste for recycling or disposal (the “CERCLA sites”). In connection with the CERCLA sites, the Company to date has been required to pay only modest amounts as its contributions to cleanup efforts. Under the agreement that governs the spin-offs of Varian, Inc. (“VI”), now a wholly owned subsidiary of Agilent Technologies Inc., and Varian Semiconductor Equipment Associates, Inc. (“VSEA”), VI and VSEA are each obligated to indemnify the Company for one-third of the environmental cleanup costs associated with corporate, discontinued or sold operations prior to the spin-offs (after adjusting for any insurance proceeds or tax benefits received by the Company), as well as fully indemnify the Company for other liabilities arising from the operations of the business transferred to it as part of the spin-offs.

The Company spent $0.2 million and $0.3 million (net of amounts borne by VI and VSEA) during the three months ended December 31, 2010 and January 1, 2010, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.

Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of December 31,

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

2010, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $2.6 million to $7.4 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year up to thirty years as of December 31, 2010. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $2.6 million for these cleanup projects as of December 31, 2010. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.

The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of December 31, 2010, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in total from $6.4 million to $36.6 million. The time frames over which these costs are estimated to be incurred vary, ranging from one year to thirty years as of December 31, 2010. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $14.7 million at December 31, 2010. Accordingly, the Company has accrued $10.8 million for these costs, which represents the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $2.6 million described in the preceding paragraph.

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

The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. The Company recorded receivables from that insurer of $3.0 million at both December 31, 2010 and October 1, 2010, with the current portion included in “Prepaid expenses and other current assets” and the noncurrent portion included in “Other assets” in the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Acquisition-Related Commitments/Obligations

When the Company acquired ACCEL in January 2007, ACCEL was involved in a contract-related lawsuit, which the Company settled by agreeing to perform certain services for a fixed price contract (the “Fixed Price Contract”). As of October 2, 2009, the Company had a loss accrual of €7.6 million related to the Fixed Price Contract. In the first quarter of fiscal year 2010, the Company entered into a new contract (the “New Contract”) to perform certain services for a fixed price and the Company recorded a loss accrual of €0.9 million in connection with the New Contract. As of December 31, 2010, the balance of the loss accrual related to this contingency (the New Contract) was €0.2 million. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Consolidated Statements of Earnings in the periods in which these variances arise.

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

11. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Three Months Ended
(In thousands)	December 31, 2010	January 1, 20 10
Defined Benefit Plans
Service cost	$874	$622
Interest cost	1,200	1,263
Expected return on plan assets	(1,173)	(1,246)
Amortization of prior service cost	38	37
Recognized actuarial loss	513	418

Net periodic benefit cost	$1,452	$1,094

Post-Retirement Benefit Plans
Interest cost	$62	$79
Amortization of transition amount	—	18
Amortization of prior service cost	1	1
Recognized actuarial (gain) loss	13	16

Net periodic benefit cost	$76	$114

The Company made contributions to the defined benefit plans of $2.9 million during the three months ended December 31, 2010. The Company currently expects total contributions to the defined benefit plans for fiscal year 2011 will be approximately $7.0 million. The Company made contributions to the post-retirement benefit plans of $0.1 million during the three months ended December 31, 2010. The Company currently expects total contributions to the post-retirement benefit plans for fiscal year 2011 will be approximately $0.5 million.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Because amounts related to retirement plans of Research Instruments, which is classified as a discontinued operation, were not material for any period presented, the Company has not segregated them from continuing operations in this note. See Note 17, “Discontinued Operations.”

12. INCOME TAXES

The Company’s effective tax rate was 29.6% for the three months ended December 31, 2010, compared to 33.7% for the same period of fiscal year 2010. The decrease in the Company’s effective tax rate for the three-month period ended December 31, 2010 was primarily due to a net benefit for discrete items, primarily the release of certain liabilities for uncertain tax positions, including the expiration of the statutes of limitation in various jurisdictions and the favorable resolution of several income tax audits, and the benefit of the retroactive reinstatement of the federal research and development credit.

The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes.

The total amount of unrecognized tax benefits did not change by a significant amount during the three months ended December 31, 2010; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as a result of expirations of the statutes of limitation and audit settlements in various jurisdictions.

13. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the three months ended December 31, 2010, the Company did not repurchase any VMS common stock. During the three months ended January 1, 2010, the Company paid $55.2 million to repurchase 1,250,000 shares of VMS common stock under a November 17, 2008 authorization by VMS’s Board of Directors. All shares that were repurchased have been retired. As of December 31, 2010, 4,461,751 shares of VMS common stock remained available for repurchase under an authorization that expires on September 30, 2011. Shares may be repurchased in the open market, in privately negotiated transactions or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more large blocks, including accelerated share repurchase arrangements.

As of December 31, 2010, the Company had an outstanding accelerated share repurchase agreement executed on August 24, 2010 with BofA (the “Repurchase Agreement”). Pursuant to the Repurchase Agreement, the Company paid to BofA $225 million and BofA delivered 3,888,249 shares of VMS common stock, representing approximately 90% of the shares to be repurchased based on the closing price of VMS common stock of $52.08 on August 24, 2010. Under the terms of the Repurchase Agreement, the specific number of shares that the Company ultimately will repurchase is based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount. The repurchase period will end on February 23, 2011, provided that beginning on December 20, 2010 BofA has the right to accelerate the end of the repurchase period. The Repurchase Agreement provides that at the completion of the repurchase period, depending on the volume weighted average share price of VMS common stock during the repurchase period, the Company may be entitled to receive additional shares of VMS common stock from BofA or the Company may be required to deliver VMS shares or, at its option, make a cash payment to BofA. The remaining $22.5 million, representing approximately 10% of the cash payment to BofA, was recorded as an equity forward contract, which was included in “Capital in excess of par value” in the Condensed Consolidated Balance Sheet at December 31, 2010.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Comprehensive Earnings

The components of comprehensive earnings are as follows:

	Three Months Ended
(In thousands)	December 31, 2010	January 1, 2010
Net earnings	$96,489	$78,775
Other comprehensive income (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of transition obligation included in net periodic benefit cost	—	11
Amortization of prior service cost included in net periodic benefit cost	34	33
Amortization of net actuarial loss included in net periodic benefit cost	413	331

	447	375
Unrealized gain on derivatives:
Increase (decrease) in unrealized gain	(315)	716
Reclassification adjustments	403	(14)

	88	702
Currency translation adjustment	(4,455)	(1,666)

Other comprehensive loss	(3,920)	(589)

Total comprehensive earnings	$92,569	$78,186

Because amounts related to Research Instruments, which is classified as a discontinued operation, were not material for any period presented, the Company has not segregated them from continuing operations in this note. See Note 17 “Discontinued Operations” for a detailed discussion.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

14. EMPLOYEE STOCK PLANS

The table below summarizes the share-based compensation expense under ASC 718:

	Three Months Ended
(In thousands, except per share amounts)	December 31, 2010	January 1, 2010
Cost of revenues - Product	$549	$891
Cost of revenues - Service contracts and other	780	659
Research and development	1,725	1,071
Selling, general and administrative	9,510	6,224
Taxes on earnings	(4,284)	(3,133)

Net decrease in net earnings	$8,280	$5,712

Increase (decrease) on:
Cash flows from operating activities (1)	$(9,236)	$(1,430)
Cash flows from financing activities (1)	$9,236	$1,430

(1)	Amounts represent excess tax benefits from share-based compensation.

During the three months ended December 31, 2010, total share-based compensation expense recognized in earnings before taxes was $12.6 million and the total related recognized tax benefit was $4.3 million. During the three months ended January 1, 2010, total share-based compensation expense recognized in earnings before taxes was $8.8 million and the total related recognized tax benefit was $3.1 million. Total share-based compensation expense capitalized as part of inventory for the three months ended December 31, 2010 was $0.8 million. Total share-based compensation expense capitalized as part of inventory for the three months ended January 1, 2010 was $0.2 million.

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	December 31, 2010	January 1, 2010
Employee Stock Option Plans
Expected term (in years)	4.69	4.42
Risk-free interest rate	1.3%	2.0%
Expected volatility	35.6%	37.6%
Expected dividend	—	—
Weighted average fair value at grant date	$20.49	$15.27

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In May 2009, as part of a broader set of cost control initiatives, VMS’s Board of Directors authorized the suspension of the Company’s employee stock purchase plan in fiscal year 2010. A new employee stock purchase plan was introduced in the three months ended December 31, 2010. The option component of employee stock purchase plan shares for the three months ended December 31, 2010 was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	December 31, 2010	January 1, 2010
Employee Stock Purchase Plan
Expected term (in years)	0.50	—
Risk-free interest rate	0.2%	—
Expected volatility	11.2%	—
Expected dividend	—	—
Weighted average fair value at grant date	$11.41	—

Activity under the Company’s employee stock plans is presented below:

		Options Outstanding
(In thousands, except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (3)
Balance at October 1, 2010	8,407	10,174	$44.03
Granted (1)	(15)	7	64.01
Cancelled or expired (2)	14	(1)	40.69
Exercised	—	(1,890)	40.63

Balance at December 31, 2010	8,406	8,290	$44.82	4.6	$202,746

Exercisable at December 31, 2010		6,739	$43.92	4.3	$170,881

(1)	The difference between the number of shares granted listed in the column headed “Shares Available for Grant” and the number of shares granted listed in the column headed “Options Outstanding—Number of Shares” represents the awards of restricted stock units. Restricted stock unit awards were counted against the shares available for grant limit as 2.5 shares for every one awarded.
(2)	The difference between the number of cancelled or expired shares listed in the column headed “Shares Available for Grant” and the number of cancelled or expired shares listed in the column headed “Options Outstanding—Number of Shares” represents the cancellation of shares of restricted common stock and restricted stock units due to employee terminations.
(3)	The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $69.28 as of December 31, 2010, that last trading date of the first quarter of fiscal year 2011, and which would have been received by the option holders had all option holders exercised and sold their options as of that date.

As of December 31, 2010, there was $15.5 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.7 years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The activity for restricted stock and restricted stock units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Balance at October 1, 2010	1,333	$46.91
Granted	3	64.01
Vested	(3)	48.28
Cancelled or expired	(6)	48.22

Balance at December 31, 2010	1,327	$46.95

As of December 31, 2010, unrecognized compensation expense totaling $34.5 million was related to restricted stock, restricted stock units and deferred stock units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.0 years.

15. EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of VMS common stock outstanding for the period. Diluted net earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares under the treasury method.

The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended
(In thousands, except per share amounts)	December 31, 2010	January 1, 2010
Net earnings	$96,489	$78,775

Basic weighted average shares outstanding	118,170	123,690
Dilutive effect of potential common shares	3,042	1,371

Diluted weighted average shares outstanding	121,212	125,061

Net earnings per share - basic:	$0.82	$0.64

Net earnings per share - diluted:	$0.80	$0.63

The Company excludes shares underlying stock options from the computation of diluted weighted average shares outstanding if the per share value, either the exercise price of the options or the sum of (a) the exercise price of the options and (b) the amount of the compensation cost attributed to future services and not yet recognized and (c) the amount of tax benefit or shortfall that would be recorded in additional paid-in capital when the award becomes deductible, is greater than the average market price of the shares, because the inclusion of the shares underlying these stock options would be antidilutive to earnings per share. Based on this calculation, stock options to purchase 640,610 shares at an average exercise price of $52.95 per share were excluded from the computation of diluted weighted average shares outstanding for the three months ended December 31, 2010. For the three months ended January 1, 2010, stock options to purchase 5,992,106 shares at an average exercise price of $49.49 per share were excluded from the computation of diluted weighted average shares outstanding.

16. SEGMENT INFORMATION

The Company’s operations are grouped into two reportable operating segments: Oncology Systems and X-ray Products. These reportable operating segments were determined based on how the Company’s Chief Executive Officer, its Chief

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. The Company’s Ginzton Technology Center (“GTC”), SIP business and Varian Particle Therapy (previously known as ACCEL Proton Therapy) are reflected in the “Other” category because these operating segments do not meet the criteria of a reportable operating segment. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.

The following table summarizes selected operating results information for each business segment:

	Three Months Ended
(In millions)	December 31, 2010	January 1, 2010
Revenues
Oncology Systems	$452	$430
X-ray Products	112	91

Total reportable segments	$564	$521
Other	16	20

Total company	$580	$541

Operating Earnings (Loss)
Oncology Systems	$120	$102
X-ray Products	30	23

Total reportable segments	$150	$125
Other	(8)	(11)
Corporate	(5)	5

Total company	$137	$119

17. DISCONTINUED OPERATIONS

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

The Company classified the operating results of Research Instruments as a discontinued operation in the Condensed Consolidated Statements of Earnings for all periods presented. Because the amounts related to Research Instruments are not material in the Condensed Consolidated Balance Sheet and the Condensed, Consolidated Statements of Cash Flows for all periods presented, the Company has not segregated them from continuing operations.

The Company did not recognize any revenues in discontinued operations for the three months ended December 31, 2010. Total revenues of Research Instruments, reported in discontinued operations, for the three months ended January 1, 2010 were $0.1 million. Research Instruments did not have any profit or loss for either of the three months ended December 31, 2010 or January 1, 2010. As of December 31, 2010, the Company retained one Research Instruments customer contract, which is accounted for under the percentage-of-completion method, under which revenues and costs of sales are adjusted to reflect changes in estimated costs to complete the contracts. The percentage-of-completion method involves considerable use of estimates. If the estimated loss to complete or settle the remaining contract increases, the variance will be recognized in the periods these variances arise.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of December 31, 2010 and the related condensed consolidated statements of earnings for the three-month periods ended December 31, 2010 and January 1, 2010 and the condensed consolidated statements of cash flows for the three-month periods ended December 31, 2010 and January 1, 2010. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of October 1, 2010, and the related consolidated statements of earnings, of stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated November 23, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 1, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, CA
February 9, 2011

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

Overview

In the first quarter of fiscal year 2011, net earnings per diluted share increased 27% and revenues from continuing operations grew 7%, each over the year-ago quarter. Gross margin in the first quarter of fiscal year 2011 improved 1.4 percentage points over the year-ago period due primarily to a favorable product mix in Oncology Systems sales and higher shipment volumes in X-ray Products. Oncology Systems net orders grew in double digits in North America during the first quarter of fiscal year 2011 compared to the year-ago quarter, but declined in the international region primarily due to a steep net order decline in Japan, where a supplemental spending program contributed to record orders levels in the year-ago period. X-ray Products net orders also grew in double digits for the quarter over the year-ago quarter. Our backlog at the end of the first quarter of fiscal year 2011 was $2.2 billion, 10% higher than the end of the year-ago quarter. We ended the first quarter of fiscal year 2011 with $704 million of cash and cash equivalents.

Effective in the fourth quarter of fiscal year 2008, we classified our scientific research instruments business (“Research Instruments”) as a discontinued operation for all periods presented in our Condensed Consolidated Statements of Earnings. Research Instruments was previously included in the “Other” category. Unless otherwise stated, the discussion in this MD&A pertains to our continuing operations. Research Instruments did not have revenues and earnings in the first quarter of fiscal year 2011.

Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufacturers, sells and services hardware and software products for radiation treatment of cancer with conventional radiotherapy, IMRT, IGRT, VMAT (an advanced form of IMRT), stereotactic radiotherapy, stereotactic radiosurgery and brachytherapy.

In our view, the fundamental market forces that drive long-term growth in our Oncology Systems business are the rising cancer incidence; technology advances and product developments that are leading to improvements in patient care; customer demand for more advanced and effective cancer treatments, such as fixed field IMRT, IGRT, stereotactic radiosurgery, brachytherapy and VMAT; competitive conditions among hospitals and clinics to offer such advanced treatments; continued improvement in safety and cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments. We do not know what impact the Affordable Health Care for America Act will have on long-term growth or demand for our products and services.

In the second quarter of fiscal year 2010, we introduced the TrueBeamTM system for image-guided radiotherapy and radiosurgery. This product line is a fully-integrated system designed from the ground up to treat a moving target with higher speed and accuracy. Including a small portion of TrueBeam orders representing upgrades from other linear accelerators already in our backlog, through December 31, 2010 we had received orders for more than 170 TrueBeam systems since its introduction, a majority of which came from North America. We believe TrueBeam will be a valuable tool for clinicians in the fight against cancer and we expect it will stimulate stronger demand for our surgical products, as well as faster replacement of older systems in our installed base.

Oncology Systems net orders increased 5%, or 6% on a constant currency basis, in the first quarter of fiscal year 2011 over the first quarter of fiscal year 2010. The increase in North American Oncology Systems net orders was partially offset by a decrease in Oncology Systems net orders in the international region, which was driven primarily by a steep decline in net orders in Japan. Increased demand for our linear accelerators, which was driven by demand for the new TrueBeam system and, for software upgrades contributed to the growth in total Oncology Systems net orders. The first quarter of fiscal year 2011 marked Oncology Systems’ third consecutive quarter of double-digit net order growth in North America over the respective year-ago period. Continuing growth in demand for our Oncology Systems products depends in part on the strength and sustainability of an economic recovery in the United States. In addition, the adoption of government programs that stimulate the purchase of healthcare products, such as the one adopted in Japan, could affect the demand for our products from period to period, and could therefore make it difficult to compare our financial results.

In the first quarter of 2011, Oncology Systems total revenues rose 5% over the first quarter of 2010, primarily because of continued growth in service contract revenues. Oncology Systems recorded a 4% decrease in North American revenues in the first quarter of fiscal year 2011 over the first quarter of fiscal year 2010 and a 13% increase in international revenues. Oncology Systems gross margin in the first quarter of fiscal year 2011 improved from the first quarter of fiscal year 2010 as the increase in product gross margin more than offset the decrease in service contract gross margin.

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

Compared to the first quarter of fiscal year 2010, X-ray Products net orders increased 13% in the first quarter of fiscal year 2011. An increase in North American orders was partially offset by a decline in the international region. X-ray Products experienced double-digit growth in both North American and international revenues in the first quarter of fiscal year 2011 over the first quarter of fiscal year 2010, driven by growth in both x-ray tubes and flat panel detectors. X-ray Products gross margin for the first quarter of fiscal year 2011 increased more than one percentage point over the first quarter of fiscal year 2010 as a result of higher sales volume as well as improved costs of quality. In January 2011, we entered into a three-year agreement to supply medical imaging subcomponents to Toshiba Medical Systems, which has been one of our key customers in X-ray Products. We expect the value of this agreement to be approximately $450 million. Similar to contracts we have had with Toshiba Medical Systems in prior years, orders will be booked as they are placed over the term of the agreement.

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

Other. The “Other” category is comprised of Security and Inspections Products (“SIP”), the Varian Particle Therapy business, and the operations of the Ginzton Technology Center (“GTC”). (Please refer to Note 16, “Segment Information” to the Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q) .

SIP designs, manufactures, sells and services Linatron® x-ray accelerators, imaging processing software and image detection products (including IntellXTM) for cargo screening and border protection needs. Orders and revenues for our SIP products have been and may continue to be unpredictable as governmental agencies may place large orders in a short time period, and then may not place any orders for a long time period thereafter.

Our Varian Particle Therapy business develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam radiotherapy using proton beams, for the treatment of cancer. Although proton therapy has been in clinical use for more than four decades, it has not been widely deployed due to high capital cost. We are investing substantial resources to commercialize this technology and to build this new business. We currently have one proton therapy system being commissioned at a customer facility in Munich, Germany and, as of the end of the first quarter of fiscal year 2011, four treatment gantries at the facility were treating patients. We currently have a Conformité Européenne (“CE”) mark to market our proton therapy systems within the European Economic Area (“EEA”). In January 2011, we received 510(k) clearance in the United States for our proton therapy system, which is capable of delivering precise intensity modulated proton therapy (“IMPT”) using pencil beam scanning technology.

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

In the first quarter of fiscal year 2011, net orders in the “Other” category increased from the year-ago quarter when we reversed a $62 million proton therapy system order from Skandion Kliniken in Sweden when the Swedish court ruled that the tender should be recommenced following an appeal from a competitor and Skandion Kliniken’s cancellation of the award. After Skandion Kliniken announced the award of the re-tender for its proton therapy facility to a competitor, we were unsuccessful in appealing the award and have dropped further litigation in this matter. For our Varian Particle Therapy business, we will only recognize orders with contingencies if we deem the contingencies perfunctory or if we publicly disclose the existence and nature of material contingencies. In addition, we will not recognize orders for Varian Particle Therapy products if there are major financing contingencies or customer board approval contingencies, pending. Revenues in the “Other” category decreased in the first quarter of fiscal year 2011 from the year-ago quarter primarily due to a decrease in Varian Particle Therapy service revenues related to the commissioning of a proton therapy system. In January 2011, SIP booked a $21 million order from U.S. Customs and Border Protection for five of our IntellX cargo screening systems after bid award challenges from competitors were dropped.

This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 1, 2010 (the “2010 Annual Report”), as well as the Risk Factors contained in Part II, Item 1A of this Quarterly Report on Form 10-Q, and other information provided from time to time in our other filings with the SEC.

Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in our 2010 Annual Report, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, share-based compensation expense, valuation of allowance for doubtful accounts, valuation of inventories, assessment of recoverability of goodwill and intangible assets, valuation of warranty obligations, assessment of environmental remediation liabilities, valuation of defined benefit pension and post-retirement benefit plans, valuation of derivative instruments and taxes on earnings. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain; and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, see Part II, Item 1A, “Risk Factors.”

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

At the beginning of the second quarter of fiscal year 2010, we elected to early adopt the amended software revenue guidance and amended multiple deliverable revenue arrangement guidance on a prospective basis as of the beginning of fiscal year 2010 and have applied the amended guidance for revenue arrangements originating or materially modified after October 2, 2009. Under the amended guidance, the allocation of consideration in a multiple element arrangement is affected by the determination of whether any software deliverables that function together with other hardware components to deliver the hardware products’ essential functionality is considered as non-software products for the purpose of revenue recognition. The allocation of consideration to each non-software deliverable is based on the assumptions we use to establish its selling price, which are based on vendor-specific objective evidence (“VSOE”) of selling price, if it exists, otherwise, third-party evidence of selling price, if it exists, and if not on estimated selling prices. In addition, the allocation of consideration to each software deliverable in a multiple element arrangement is affected by our judgment as to whether VSOE of its fair value exists in these arrangements.

Under the prior authoritative guidance, the allocation of consideration to each deliverable in a multiple deliverable arrangement was affected by our judgment as to whether objective and reliable evidence of fair value existed for hardware deliverables and VSOE of the fair value existed for software deliverables in these arrangements.

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

In accordance with Accounting Standard Codification (“ASC”) 350, we evaluate goodwill for impairment at least annually or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. We determine the fair value of our reporting units based on the present value of estimated future cash flows of the reporting units. If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Based on the most recent annual goodwill impairment testing that we performed in the fourth quarter of fiscal year 2010 for each of our four reporting units with goodwill (Oncology Systems, X-ray Products, SIP and Varian Particle Therapy), the fair value of each such reporting unit was substantially in excess of its carrying value. We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal years or more frequently if indicators of potential impairment arise.

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

Defined Benefit Pension and Post-Retirement Benefit Plans

We sponsor five defined benefit pension plans in Germany, Japan, Switzerland and the United Kingdom covering employees who meet the applicable eligibility requirements in these countries. Since July 2007, the accrual of additional benefits for existing participants has been terminated and the enrollment of new participants has been suspended under the defined benefit pension plan in the United Kingdom. Although we do not have any defined benefit pension plans in the United States, we sponsor a post-retirement benefit plan that provides healthcare benefits to certain eligible retirees. Several statistical and other factors that attempt to anticipate future events are used in calculating the expenses and liabilities related to those plans for which the benefits are actuarially determined, such as our defined benefit pension and post-retirement benefit plans. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases and rate of healthcare cost increases, all of which we determine within certain guidelines. In addition, we also use assumptions, such as withdrawal and mortality rates, to calculate the expenses and liabilities. The actuarial assumptions we use are long-term assumptions and may differ materially from actual experience particularly in the short term due to changing market and economic conditions and changing participant demographics. These differences may have a significant impact on the amount of defined benefit pension and post-retirement benefit plan expense we record.

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

Valuation of Derivative Instruments

We use foreign currency forward contracts to reduce the effects of currency fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value (see Note 3, “Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value. The fair value of foreign currency forward contracts are calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in less than 12 months, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty’s discount rate (for net asset) or our discount rate (for net liability). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact to the valuation of our derivative instruments, as well as on our results of operations.

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

Earnings derived from our international region are generally taxed at rates lower than U.S. rates. Our effective tax rate is impacted by existing tax laws in both the United States and in the respective countries in which our international subsidiaries do business. In addition, a change in the percentage of our total earnings from our international region, or a change in the mix of particular tax jurisdictions within the international region could cause our effective tax rate to increase or decrease. Also, our current effective tax rate does not assume U.S. taxes on certain undistributed profits of certain foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes should they either be deemed or actually remitted to the United States.

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2011 is the 52-week period ending September 30, 2011, and fiscal year 2010 was the 52-week period ended October 1, 2010. The fiscal quarters ended December 31, 2010 and January 1, 2010 were both 13-week periods.

Discussion of Results of Operations for the First Quarter of Fiscal Year 2011 Compared to the First Quarter of Fiscal Year 2010

Total Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	December 31, 2010	January 1, 2010	Percent Change
Product	$431.8	$410.2	5%
Service Contracts and Other	148.1	130.7	13%

Total Revenues	$579.9	$540.9	7%

Product as a percentage of total revenues	74%	76%
Service Contracts and Other as a percentage of total revenues	26%	24%

Revenues by region

North America	$223.0	$227.8	(2%)

Europe	203.8	193.0	6%
Asia	124.8	104.2	20%
Rest of world	28.3	15.9	78%

Total International (1)	356.9	313.1	14%

Total	$579.9	$540.9	7%

North America as a percentage of total revenues	38%	42%
International as a percentage of total revenues	62%	58%

(1)	We consider international revenues to be revenues outside of North America.

The increase in revenues in the first quarter of fiscal year 2011 over the first quarter of fiscal year 2010 was due to revenue growth in Oncology Systems and X-ray Products, partially offset by declines in revenues in SIP and Varian Particle Therapy. X-ray Products and Oncology Systems contributed to the growth in product revenues, while SIP product revenues decreased. The increase in service contracts and other revenues was primarily driven by an increase in Oncology Systems service contract revenues partially offset by a decrease in Varian Particle Therapy service revenues.

North American revenues decreased in the first quarter of fiscal year 2011 from the first quarter of fiscal year 2010 primarily due to a decrease in Oncology Systems and SIP North American revenues, partially offset by an increase in X-ray Products North American revenues.

International revenues increased in the first quarter of fiscal year 2011 over the first quarter of fiscal year 2010, primarily due to increases in international revenues in Oncology Systems, X-ray Products and SIP, which were partially offset by a decline in Varian Particle Therapy international revenues. Overall, the U.S. dollar was stronger against foreign currencies in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010, which negatively affected our international revenues when measured in U.S. dollars.

Oncology Systems Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	December 31, 2010	January 1, 2010	Percent Change
Product	$309.7	$306.4	1%
Service Contracts (1)	142.7	123.7	15%

Total Oncology Systems revenues	$452.4	$430.1	5%

Product as a percentage of total Oncology Systems revenues	68%	71%
Service Contracts as a percentage of Oncology Systems revenues	32%	29%
Oncology Systems revenues as a percentage of total revenues	78%	79%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. This excludes revenues from spare parts sold by our service department.

In the first quarter of fiscal year 2011, Oncology Systems product revenues increased slightly over the first quarter of fiscal year 2010 primarily due to an increase in revenues from sales of our software products. The increases in service contract revenues in the first quarter of fiscal year 2011 over the first quarter of fiscal year 2010 was primarily driven by increased customer adoption of service contracts as our products become more sophisticated and by an increased number of customers as the installed base of our products continues to grow.

Revenues by region	Three Months Ended
(Dollars in millions)	December 31, 2010	January 1, 2010	Percent Change
North America	$187.9	$196.7	(4%)

Europe	168.3	162.6	3%
Asia	69.2	56.1	23%

Rest of world	27.0	14.7	84%

Total International	264.5	233.4	13%

Total Oncology Systems revenues	$452.4	$430.1	5%

North America as a percentage of Oncology Systems revenues	42%	46%
International as a percentage of Oncology Systems revenues	58%	54%

Due to decreases in revenues in most product lines, North American Oncology Systems product revenues decreased in the first quarter of fiscal year 2011 over the first quarter of fiscal year 2010, although the decrease was partially offset by increased service contract revenues.

Oncology Systems international revenues grew in the first quarter of fiscal year 2011 over the first quarter of fiscal year 2010 primarily due to an increase in revenues from sales of our software products and an increase in service contracts revenues in all international regions. However, the overall stronger U.S. dollar against foreign currencies in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010 negatively affected our international revenues when measured in U.S. dollars.

Varying cycles of higher and lower revenues between the international and North American regions is a historical pattern reflecting regional influences such as the effects of the recession, uncertainty created by healthcare reform and reductions in Medicare reimbursement rates for radiotherapy and radiosurgery in the United States, and different technology adoption cycles that are consistent with the net order patterns discussed more fully under “Net Orders.”

X-ray Products Revenues

Revenues by region	Three Months Ended
(Dollars in millions)	December 31, 2010	January 1, 2010	Percent Change
North America	$32.5	$27.6	18%

Europe	22.4	15.0	49%
Asia	55.4	47.6	17%

Rest of world	1.3	1.2	2%

Total International	79.1	63.8	24%

Total X-ray Products Revenues	$111.6	$91.4	22%

North America as a percentage of X-ray Products revenues	29%	30%

International as a percentage of X-ray Products revenues	71%	70%

X-ray Products revenues as a percentage of total revenues	19%	17%

Both the international region and North America contributed to the increase in X-ray Products revenues in the first quarter of fiscal year 2011 over the first quarter of fiscal year 2010. The increase in North American X-ray Products revenues was primarily due to increased revenues from increased sales of our flat panel products, including our radiographic flat panels. Increased revenues from sales of both our flat panel products and x-ray tube products in Europe and Asia contributed to the increase in international X-ray Products revenues in the first quarter of fiscal year 2011 over the year-ago quarter.

Other Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	December 31, 2010	January 1, 2010	Percent Change
Product	$10.5	$12.4	(16%)
Service Contracts	5.4	7.0	(23%)

Total Other revenues	$15.9	$19.4	(19%)

Other revenues as a percentage of total revenues	3%	4%

Revenues in our “Other” category, which is comprised of SIP, Varian Particle Therapy and GTC, decreased in the first quarter of fiscal year 2011 from the first quarter of fiscal year 2010 primarily due to a decrease in Varian Particle Therapy service revenues related to the commissioning of a proton therapy system and a decrease in SIP products revenues.

Gross Margin

	Three Months Ended
(Dollars in millions)	December 31, 2010	January 1, 2010	Percent Change
Dollar by segment
Oncology Systems	$214.1	$200.2	7%
X-ray Products	47.1	37.6	25%
Other	5.6	3.2	72%

Gross margin	$266.8	$241.0	11%

Percentage by segment
Oncology Systems	47.3%	46.5%
X-ray Products	42.3%	41.2%
Total Company	46.0%	44.6%

The increase in total company gross margin percentage for the first quarter of fiscal year 2011 over the first quarter of fiscal year 2010 was primarily due to the improvements in Oncology Systems, X-ray Products, SIP and Varian Particle Therapy gross margins.

The increase in Oncology Systems gross margin was primarily due to an increase in Oncology Systems product gross margin as well as a higher proportion of Oncology Systems service contract revenues, which carry higher gross margins than Oncology Systems product revenues, even though service contract gross margin decreased in the first quarter of fiscal year 2011 from the year-ago quarter. For the first quarter of fiscal year 2011, Oncology Systems product gross margin was 45.0%, compared to 42.8% in the first quarter of fiscal year 2010, because of factors including improved installation and warranty costs and increased revenues associated with higher margin products (including our software upgrades, our TrueBeam system and our Trilogy® high energy linear accelerator) in both North America and the international region, especially Japan. Compared to an unusually high gross margin of 55.9% in the first quarter of fiscal year 2010, Oncology Systems service contract gross margin decreased to 52.5% in the first quarter of fiscal year 2011 primarily due to higher costs of quality.

For the first quarter of fiscal year 2011, X-ray Products gross margin improved over the first quarter of fiscal year 2010 primarily due to higher sales volume, as well as improved costs of quality for our x-ray tube products.

Research and Development

	Three Months Ended
(Dollars in millions)	December 31, 2010	January 1, 2010	Percent Change
Research and development	$38.5	$38.4	0%
As a percentage of total revenues	6.6%	7.1%

Research and development expenses for the first quarter of fiscal year 2011 were almost flat in dollars and decreased as a percent of revenue, compared to the first quarter of fiscal year 2010. An increase of $1.5 million in the “Other” category was significantly offset by a decrease of $1.2 million in Oncology Systems and a decrease of $0.2 million in X-ray Products. The increase in the “Other” category was primarily due to higher expense for development projects in Varian Particle Therapy and, to a lesser extent, an increase in SIP research and development expenses. The decrease in Oncology Systems was attributable primarily to a decrease in material costs and consulting expenses for product development, as well as a favorable impact when foreign-currency-denominated research and development expenses for Oncology Systems were translated into U.S. dollars in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010, when the U.S. dollar was relatively weaker against foreign currencies. The decrease in X-ray Products was mainly due to lower development expenses for flat panel products.

Selling, General and Administrative

	Three Months Ended
(Dollars in millions)	December 31, 2010	January 1, 2010	Percent Change
Selling, general and administrative	$91.3	$83.5	9%
As a percentage of total revenues	15.7%	15.4%

The $7.8 million increase in selling, general and administrative expenses for the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010 was primarily attributable to: (a) a $7.6 million net increase in expenses related to accruals for contingent legal liabilities; and (b) a $6.0 million increase in employee-related costs and headcount to support our growing business activities. These increases were partially offset by: (i) the inclusion in the year-ago period of an expense of $3.3 million related to an October 2009 reduction in force; (ii) a $1.8 million increase in net gain recognized on our equity investment in dpiX Holding LLC ; and (iii) a $1.7 million net increase in gain from derivatives used to hedge our balance sheet exposures from our various foreign subsidiaries and business units (a gain of $0.3 million in the first quarter of fiscal year 2011 compared to a loss of $1.4 million in the year-ago quarter).

Interest Income (Expense), Net

	Three Months Ended
(Dollars in millions)	December 31, 2010	January 1, 2010	Percent Change
Interest income (expense), net	$0.1	$(0.3)	n/a

In the first quarter of fiscal year 2011, the net increase in interest income, net of interest expense, over the first quarter of fiscal year 2010 was primarily due to lower average debt balances.

Taxes on Earnings

	Three Months Ended
	December 31, 2010	January 1, 2010	Percent Change
Effective tax rate	29.6%	33.7%	(4.1%)

Our effective tax rate was 29.6% for the first quarter of fiscal year 2011, compared to 33.7% for the first quarter of fiscal year 2010. The decrease in our effective tax rate for the first quarter of fiscal year 2011 was primarily due to a net benefit for discrete items, primarily the release of certain liabilities for uncertain tax positions, including the expiration of the statutes of limitation in various jurisdictions and the favorable resolution of several income tax audits, and the benefit of the retroactive reinstatement of the federal research and development credit.

In general, our effective income tax rate differs from the U.S. federal statutory rate primarily because our foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and our domestic earnings are subject to state income taxes. Our future effective tax rate could be adversely affected by having lower earnings than anticipated in countries where we have lower statutory rates and higher earnings than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, and by changes in tax laws or interpretations of those laws. For example, recent proposals would make significant changes to U.S. taxation of U.S.-based multinational corporations. Although we cannot predict whether or in what form Congress would enact any such proposals, legislation of this type could have an adverse impact on our effective tax rate. We also expect that our effective tax rate may experience increased fluctuation from period to period under the provisions in ASC 740 related to accounting for uncertainty in income taxes. Please refer to further discussion in Note 12, “Income Taxes” of the Notes to the Consolidated Financial Statements in our 2010 Annual Report.

Net Earnings Per Diluted Share

	Three Months Ended
	December 31, 2010	January 1, 2010	Percent Change
Net earnings per diluted share	$0.80	$0.63	27%

The increase in earnings per diluted share in the first quarter of fiscal year 2011 over the first quarter of fiscal year 2010 resulted from (i) an increase in total revenues, (ii) an improvement in gross margin, (iii) a decrease in effective tax rate and (iv) a reduction in the number of diluted shares of common stock outstanding due mainly to the accelerated stock repurchase program that was executed in the fourth quarter of 2010.

Net Orders

Total Net Orders (by segment and region)	Three Months Ended
(Dollars in millions)	December 31, 2010	January 1, 2010	Percent Change
Oncology Systems:
North America	$229.0	$191.0	20%

Total International	230.0	245.5	(6%)

Total Oncology Systems	$459.0	$436.5	5%

X-ray Products:
North America	$28.3	$10.7	166%

Total International	83.6	88.3	(5%)

Total X-ray Products	$111.9	$99.0	13%

Other:	$21.9	$(39.9)	n/a

Total Net Orders:	$592.8	$495.6	20%

The growth in total Oncology Systems net orders in the first quarter of fiscal year 2011 was primarily due to the net order growth in North America, partially offset by the net order decline in the international region. On a constant currency basis, Oncology Systems net orders grew 6% in the first quarter of fiscal year 2011 over the first quarter of fiscal year 2010. The growth in North American Oncology Systems net orders, helped in part by strong net orders growth in Canada, was primarily due to increased demand for our high energy linear accelerators (including the TrueBeam system) and software upgrades. International Oncology Systems net orders decreased 6%, or 4% on a constant currency basis, in the first quarter of fiscal year 2011 from the first quarter of fiscal year 2010. The decrease in international Oncology Systems net orders was primarily due to decreased demand for our high energy linear accelerators in Asia, driven primarily by a steep decline in net orders in Japan, where a supplemental spending program contributed to record orders levels in the year-ago period. This decrease was partially offset by increased demand for software upgrades in all international regions.

The trailing 12 months growth in net orders for Oncology Systems at the end of the first quarter of fiscal year 2011 and at the end of the previous three fiscal quarters were: a 10% total increase, with a 11% increase in North America and an 10% increase for the international region, as of December 31, 2010; a 10% total increase, with a 4% increase in North America and an 16% increase for the international region, as of October 1, 2010; a 3% total increase, with a 10% decrease in North America and an 18% increase for the international region, as of July 2, 2010; flat for total net orders, with a 14% decrease in North America and an 18% increase for the international region, as of April 2, 2010. Consistent with the historical pattern, we expect that Oncology Systems net orders will continue to experience regional fluctuations. In addition, the adoption of government programs that stimulate the purchase of healthcare products, such as the one adopted in Japan, could affect the demand for our products from period to period, and could therefore make it difficult to compare our financial results.

In the first quarter of fiscal year 2011, North American X-ray Products net orders increased over the first quarter of fiscal year 2010. Increased demand for our flat panel products (including our radiographic flat panels) and, to a lesser extent, increased demand for our x-ray tubes contributed to the increase in North American X-ray Products net orders. The decline in international X-ray Products net orders was primarily due a decreased in demand for our flat panel products in Asia and Europe, partially offset by an increase in demand for our x-ray tubes in Asia and Europe.

Net orders in the “Other” category increased $62 million in the first quarter of fiscal year 2011 from the first quarter of fiscal year 2010 when we reversed a $62 million proton therapy system order from Skandion Kliniken in Sweden. Excluding the reversal of the proton therapy system order, net orders in the “Other” category were flat compared to the year-ago quarter.

As the U.S economy stabilizes, we could experience a temporary increase in orders due to pent-up demand of customers, which, in turn, could increase the volatility of our orders and revenues. Orders in any period may not be directly correlated to the level of revenues in any particular future quarter or period since the timing of revenue recognition will vary significantly based on the delivery requirements of individual orders, acceptance schedules and the readiness of individual customer sites for installation of our products. Moreover, certain types of orders, such as software or newly introduced products in our Oncology Systems segment, typically take more time from order to completion of installation and acceptance than hardware or older products.

Discontinued Operations

We sold Research Instruments in the second quarter of fiscal year 2009. Research Instruments has been classified as a discontinued operation in our Condensed Consolidated Statements of Earnings for all periods presented. Research Instruments was previously included in the “Other” category. We did not recognize any revenues in discontinued operations for the three months ended December 31, 2010. Total revenues of Research Instruments, reported in discontinued operations, for the three months ended January 1, 2010 were $0.1 million. Research Instruments did not have any profit or loss in the first quarters of fiscal year 2011 and fiscal year 2010. As of December 31, 2010, we retained one Research Instruments customer contract, which is accounted for under the percentage-of-completion method, under which revenues and costs of sales are adjusted to reflect changes in estimated costs to complete the contracts. The percentage-of-completion method involves considerable use of estimates. If the estimated loss to complete or settle the remaining contract increases, the variance will be recognized in the periods these variances arise. See Note 17, “Discontinued Operations” to the Condensed Consolidated Financial Statements for a detailed discussion.

Backlog

At December 31, 2010, our backlog was $2.2 billion, which is an increase of 10% over the backlog at January 1, 2010. Our Oncology Systems backlog at December 31, 2010 was 12% higher than the backlog at January 1, 2010, which reflects a 14% increase for North America and an 8% increase for the international region.

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

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

(In millions)	December 31, 2010	October 1, 2010	Increase/ (Decrease)
Cash and cash equivalents	$704	$520	$184

Our cash and cash equivalents increased $184 million from $520 million at October 1, 2010 to $704 million at December 31, 2010. The increase in cash and cash equivalents in the first quarter of fiscal year 2011 was due primarily to $138 million of cash generated from operating activities, $77 million of cash provided by stock option exercises and $9 million of cash provided by the excess tax benefits from share-based compensation. These increases were partially offset by $23 million of capital expenditures and $20 million of cash used in net payments under our credit facility. In addition, foreign currency exchange rate changes in the first quarter of fiscal year 2011 increased cash and cash equivalents by $2 million.

At December 31, 2010, we had approximately $138 million, or 20%, of total cash and cash equivalents in the United States. Approximately $566 million, or 80%, of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of December 31, 2010, most of our cash and cash equivalents that were held abroad were in U.S. dollars. Because our cash levels in the United States are relatively low, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, stock repurchases, acquisitions and other corporate purposes.

Cash Flows

	Three Months Ended
(In millions)	December 31, 2010	January 1, 2010
Net cash flow provided by (used in):
Operating activities	$138	$131
Investing activities	(22)	(16)
Financing activities	66	(46)
Effects of exchange rate changes on cash and cash equivalents	2	2

Net increase in cash and cash equivalents	$184	$71

Our primary cash inflows and outflows for the first quarter of fiscal year 2011, as compared to the first quarter of fiscal year 2010, were as follows:

•

In the first quarter of fiscal year 2011, we generated net cash from operating activities of $138 million, compared to $131 million for the first quarter of fiscal year 2010. The $7 million increase in net cash from operating activities during the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010 was driven primarily by an increase of $18 million in net earnings and an increase in non-cash items of $6 million partially offset by a net decrease of $17 million as a result of changes to operating assets and liabilities (working capital items) between the two quarters.

During the first quarter of fiscal year 2011, the major contributors to the net change in working capital items from fiscal year end 2010 were accounts receivable, inventories and accrued expenses as follows:

•

Accounts receivable decreased $92 million due to lower revenues in the first quarter of fiscal year 2011 compared to the fourth quarter of fiscal year 2010, as well as strong collection performance in the first quarter of fiscal year 2011. We historically experience higher fourth quarter revenues than in the following first quarter.

•	Inventories increased by $36 million due to anticipated customer demand for products during fiscal year 2011.

•	Accrued expenses decreased by $25 million primarily resulting from a decrease in accrued compensation and benefits due to timing of compensation payments.

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

•

We used $23 million for investing activities in the first quarter of fiscal year 2011, compared to $16 million used in the first quarter of fiscal year 2010. Cash used for purchases of property, plant and equipment was $23 million for the first quarter of fiscal year 2011 and $8 million for the first quarter of fiscal year 2010. In the first quarter of fiscal year 2010, we also made an additional loan of $2 million.

•

Financing activities provided net cash of $66 million in the first quarter of fiscal year 2011 compared to $45 million of net cash used in the first quarter of fiscal year 2010. During the first quarter of fiscal year 2011, we received $77 million of proceeds from employee stock option exercises and $9 million in excess tax benefits from share-based compensation, partially offset by net repayments of $20 million under our credit facility. We did not use any cash to repurchase VMS common stock in the first quarter of fiscal year 2011. During the first quarter of fiscal year 2010, we used $55 million to repurchase shares of VMS common stock. Partially offsetting the use of cash to repurchase shares of VMS common stock during the first quarter of fiscal year 2010 were proceeds of $9 million from employee stock option exercises, and $1 million in excess tax benefits from share-based compensation.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 3% of revenues in fiscal year 2011.

We have a $225 million credit facility with Bank of America, N.A. (“BofA”), which was amended and restated in November 2008 and then again amended in July 2009 and in August 2010. This credit facility, as amended to date, is referred to as the “Amended BofA Credit Facility”. A portion of the Amended BofA Credit Facility is collateralized with a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. As of December 31, 2010, VMS has pledged to BofA 65% of the voting shares that it holds in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary. Under the Amended BofA Credit Facility, VMS’s Japanese subsidiary (“VMS KK”) can borrow up to 2.7 billion Japanese Yen as part of the overall credit facility (the “Japanese Line of Credit”). At any time amounts are outstanding under the Japanese Line of Credit, the full borrowing capacity is deemed committed for use in Japan and therefore the maximum amount VMS can otherwise borrow under the Amended BofA Credit Facility will be reduced by $35 million to $190 million. VMS guarantees the payment of the outstanding balance under the Japanese Line of Credit.

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

As of December 31, 2010, there was no outstanding balance under the Amended BofA Credit Facility and during the first quarter of fiscal year 2011, the greatest amount outstanding under the Amended BofA Credit Facility (including the Japanese Line of Credit) was $20 million at the start of the quarter. Up to $25 million of the Amended BofA Credit Facility may also be used to support letters of credit issued on behalf of the Company, of which none were outstanding as of December 31, 2010.

The Amended BofA Credit Facility contains customary affirmative and negative covenants for facilities of this type. We have also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets. As of December 31, 2010, we were in compliance with all covenants. See also Note 8 “Credit Facility” to the Condensed Consolidated Financial Statements for a discussion regarding the Amended BofA Credit Facility.

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

Total debt as a percentage of total capital decreased to 1.6% at December 31, 2010 from 3.3% at October 1, 2010. The ratio of current assets to current liabilities increased to 2.12 to 1 at December 31, 2010 from 1.86 to 1 at October 1, 2010.

Days Sales Outstanding

Trade accounts receivable days sales outstanding (“DSO”) were 78 days at December 31, 2010 compared to 84 days at January 1, 2010. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments; collections performance; payment terms; and the mix of revenues from different regions. As of December 31, 2010, less than 1% of our accounts receivable balance was related to customer contracts with remaining terms of more than one year.

Stock Repurchase Program

During the three months ended December 31, 2010, we did not repurchase any VMS common stock. During the three months ended January 1, 2010, we paid $55.2 million to repurchase 1,250,000 shares of VMS common stock under the November 17, 2008 authorization by VMS’s Board of Directors. All shares that were repurchased have been retired. As of December 31, 2010, 4,461,751 shares of VMS common stock remained available for repurchase under an authorization that expires on September 30, 2011. Shares may be repurchased in the open market, in privately negotiated transactions or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more large blocks, including accelerated share repurchase arrangements.

As of December 31, 2010, we had an outstanding accelerated share repurchase agreement executed on August 24, 2010 with BofA (the “Repurchase Agreement”). Pursuant to the Repurchase Agreement, we paid to BofA $225 million and BofA delivered 3,888,249 shares of VMS common stock, representing approximately 90% of the shares to be repurchased based on the closing price of VMS common stock of $52.08 on August 24, 2010. Under the term of the Repurchase Agreement, the specific number of shares that we ultimately will repurchase is based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount. The repurchase period will end on February 23, 2011, provided that beginning on December 20, 2010 BofA has the right to accelerate the end of the repurchase period. The Repurchase Agreement provides that at the completion of the repurchase period, depending on the volume weighted average share price of VMS common stock during the repurchase period, we may be entitled to receive additional shares of VMS common stock from BofA or we may be required to deliver VMS shares or, at our option, make a cash payment to BofA. The remaining $22.5 million, representing approximately 10% of the cash payment to BofA, was recorded as an equity forward contract, which was included in “Capital in excess of par value” in the Condensed Consolidated Balance Sheet at December 31, 2010. The average price of VMS common stock during the repurchase period to date has exceeded $52.08 and we will likely be required to deliver cash or shares of VMS common stock to BofA in settlement of the Repurchase Agreement.

Contractual Obligations

Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of December 31, 2010, our liability for uncertain tax positions was $55.1 million. We believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.

In February 2009, we agreed to loan up to $14 million to dpiX LLC (“dpiX”) in four separate installments over a period through the first half of fiscal year 2010, which period could be extended. As of December 31, 2010, we had loaned $8.8 million to dpiX under this loan agreement and we do not know the timing of the funding of the remaining $5.2 million. Please refer to the more detailed discussion in Note 6, “Related Party Transactions” to the Condensed Consolidated Financial Statements.

Except for the change in the outstanding balance under our credit facility and the other items discussed above, there has been no significant change to the other contractual obligations we reported in our 2010 Annual Report.

Contingencies

Environmental Remediation Liabilities

For a discussion of environmental remediation liabilities, see Note 10, “Commitments and Contingencies - Environmental Remediation Liabilities” to the Condensed Consolidated Financial Statements, which discussion is incorporated herein by reference.

Acquisition-Related Commitments/Obligations

When we acquired ACCEL Instruments GmbH (“ACCEL,” which has since changed its name to Varian Medical Systems Particle Therapy GmbH) in January 2007, ACCEL was involved in a contract-related lawsuit, which we settled by agreeing to perform certain services for a fixed price contract (the “Fixed Price Contract”). As of October 2, 2009, we had a loss accrual of €7.6 million related to the Fixed Price Contract. In the first quarter of fiscal year 2010, we entered into a new contract (the “New Contract”) to perform certain services for a fixed price and we recorded a loss accrual of €0.9 million in connection with the New Contract. As of December 31, 2010, the balance of the loss accrual related to this contingency was €0.2 million. If the actual costs related to the contingency (the New Contract) exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Condensed Consolidated Statement of Earnings in the periods in which these variances arise.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of December 31, 2010, we have not incurred any significant costs since the spin-offs of Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the consolidation guidance for variable-interest entities to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable-interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable-interest entity that most significantly impact the entity’s economic performance. The new guidance was effective for us in the first quarter of fiscal year 2011. The adoption of the new guidance did not have a material impact on our existing consolidated financial position, results of operations or cash flows.

In March 2010, the FASB issued the guidance related to the Milestone Method of Revenue Recognition (“ASU 2010-17”), which recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transaction. ASU 2010-17 was effective for us in the first quarter of fiscal year 2011. The adoption of the new guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2010, the FASB issued ASU 2010-20 to provide guidance to enhance disclosures related to the credit quality of a company’s financing receivables portfolio and the associated allowance for credit losses. Pursuant to this guidance, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users’ evaluation of the nature of credit risk inherent in the company’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The adoption of this new guidance related to the revised disclosures as of the end of the reporting period in the first quarter of fiscal year 2011 did not have any material impact on our consolidated financial position, results of operations and cash flows. The revised disclosures related to activities during the reporting period will be effective for us beginning in the second quarter of fiscal year 2011 and it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to three primary types of market risks: credit risk, foreign currency exchange rate risk and interest rate risk.

Credit Risk

We are exposed to credit loss in the event of nonperformance by counterparties on the foreign currency forward contracts used in hedging activities. These counterparties are large international and regional financial institutions and to date, no such counterparty has failed to meet its financial obligation to us under such contracts. In addition, cash and cash equivalents held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. We also may need to rely on the credit facility described below under “Interest Rate”. Our access to our cash and cash equivalents or ability to borrow could be reduced if one or more financial institutions with which we have deposits or from which we borrow should fail or otherwise be adversely impacted by conditions in the financial or credit markets. Conditions such as those we experienced as a result of the economic downturn and accompanying contraction in the credit markets heighten these risks.

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

The notional values of our sold and purchased foreign currency forward contracts outstanding as of December 31, 2010 were $285.1 million and $55.9 million, respectively. The notional amounts of forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consisted of cash and cash equivalents as of December 31, 2010. The principal amount of cash and cash equivalents at December 31, 2010 totaled $704 million with a weighted average interest rate of 0.24%.

The Amended BofA Credit Facility (including the Japanese Line of Credit) allows us to borrow up to a maximum amount of $225 million. We collateralized a portion of the Amended BofA Credit Facility with a pledge of 65% of the voting shares that we hold in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary. Borrowings under the Amended BofA Credit Facility (outside of the Japanese Line of Credit) accrue interest based on (a) LIBOR plus a margin, or (b) the federal funds rate plus 0.5% or BofA’s prime rate, whichever is greater, minus a margin. Borrowings under the Japanese Line of Credit accrue interest at the basic loan rate announced by the Bank of Japan plus a margin.

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Amended BofA Credit Facility (including the Japanese Line of Credit). As of December 31, 2010, there was no outstanding balance under the Amended BofA Credit Facility. See a detailed discussion of our credit facility under “Liquidity and Capital Resources” section in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, we had $23.3 million of long-term debt (including the current maturities of long-term debt) outstanding as of December 31, 2010 that was carried at a weighted average fixed interest rate of 6.9%, with principal payments due in various installments over a four-year period. To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future.

The estimated fair value of our cash and cash equivalents (80% of which was held abroad at December 31, 2010 and could be subject to additional taxation if it were repatriated to the United States) and the estimated fair value of our short-term borrowings under the credit facility approximated the principal amounts reflected above based on the maturities of these financial instruments.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 4.    Controls and Procedures

(a)	Disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings and claims that are discussed in Note 10, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements, which discussion is incorporated by reference into this item.

Item 1A.	Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 1, 2010 should be carefully considered. Although the risk factors described below are the ones management deems significant, additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be adversely affected.

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

We conduct business globally. Our international revenues accounted for approximately 62% and 58% of revenues from continuing operations during the first quarter of fiscal years 2011 and 2010, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so, although we cannot be sure we will be able to meet our sales, service and support objectives or obligations, or recover our investments. Accordingly, our future results could be harmed by a variety of factors, including:

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

Although our orders and sales fluctuate from period to period, in recent years our international region has represented a larger share of our business. The more we depend on sales in the international region, the more vulnerable we become to these factors.

As of December 31, 2010, 80% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation and our overall tax rate and our results of operations could suffer.

Our effective tax rate is impacted by tax laws in both the United States and in the respective countries in which our international subsidiaries do business. Earnings from our international region are generally taxed at rates lower than U.S. rates. A change in the percentage of our total earnings from international region, or a change in the mix of particular tax jurisdictions within the international region could cause our effective tax rate to increase or decrease. Also, we are not currently taxed in the United States on certain undistributed earnings of certain foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes should they either be deemed or actually remitted to the United States, or if tax laws change, in which case our financial results could be adversely affected. In addition, Congress has recently considered proposals that would significantly change U.S. taxation of U.S.-based multinational corporations. Although we cannot predict whether or in what form Congress would enact any such proposals, legislation of this type could negatively impact our effective tax rate and adversely affect our financial results.

OUR RESULTS HAVE BEEN AND MAY CONTINUE TO BE AFFECTED BY THE WORLDWIDE ECONOMIC DOWNTURN

Since fiscal year 2008, the global economy has been impacted by the sequential effects of the subprime lending crisis; the credit market crisis; collateral effects on the finance and banking industries; volatile currency exchange rates and energy costs; concerns about inflation (deflation), slower economic activity, consumer confidence, corporate profits and capital spending, adverse business conditions, liquidity and unemployment. These conditions have shrunk capital equipment budgets, slowed decision-making, made financing for large equipment purchases more expensive and more time consuming to obtain, and made it difficult for our customers and our vendors to accurately forecast and plan future business activities. This, in turn, caused our customers to freeze or dramatically reduce purchases and capital project expenditures. Even with economic recovery, it has taken time for our customers to establish new budgets and may take more time for them to fully return to normal purchasing patterns. These conditions may also disrupt supply if vendors consolidate or go out of business. As with our customers and vendors, such conditions make it more difficult for us to accurately forecast and plan our future business activities. While we have seen some improvement, we cannot predict the strength or sustainability of an economic recovery, in general or specifically in the healthcare industry. Historically, our business has felt the effects of market trends later than other sectors in the healthcare industry, such as diagnostic radiology, and we may experience the effects of any economic recovery later than others in the healthcare industry. A continued weak or deteriorating healthcare market would inevitably adversely affect our business, financial conditions and results of operations. Also, while the economic downturn has primarily affected our business in North America, other economic turmoil, such as the banking and currency instability in certain European countries, may negatively affect our international business.

In addition, some countries, including Japan, have adopted government stimulus programs to revitalize their economies and improve healthcare and medical services. The adoption of these stimulus programs could positively affect our results in one period and adversely affect our results in other periods, making it difficult for investors to compare our financial results between fiscal periods.

THE “AFFORDABLE HEALTHCARE FOR AMERICA ACT” INCLUDES PROVISIONS THAT MAY ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS, INCLUDING AN EXCISE TAX ON THE SALES OF MOST MEDICAL DEVICES

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

Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, an existing medical device obtain either 510(k) pre-market notification clearance or pre-market approval (“PMA”) before we can market or sell those products in the United States. Modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process may also require a new 510(k) clearance. Obtaining clearances or approvals is time-consuming, expensive and uncertain. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products. If we were unable to obtain required FDA clearance or approval for a product or unduly delayed in doing so, or the uses of that product were limited, our business would suffer. In the past, in the United States, our devices have generally been subject to 510(k) clearance or exempt from 510(k) clearance. The 510(k) clearance process is generally less time-consuming, expensive and uncertain than the PMA process. However, there are some in the regulatory field who believe that certain medical devices should be required to use the PMA approval process, or a special more time-consuming 510(k) clearance process, rather than the current 510(k) clearance process. If we were required to use either of these lengthy processes for future products or product modifications, it could delay or prevent release of the proposed products or modifications, which could harm our business. The FDA recently announced its 510(k) clearance reform plan. We are currently analyzing how this plan may affect us and our ability to obtain product clearances.

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

Other applicable regulations. As a participant in the healthcare industry, we are also subject to extensive laws and regulations protecting the privacy and integrity of patient medical information, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and similar laws and regulations in foreign countries covering data privacy and other protection of health and employee information, “fraud and abuse” laws and regulations, including physician self-referral prohibitions, anti-kickback laws and false claims laws. From time to time, these laws and regulations may be revised or interpreted in ways that could make it more difficult for our customers to conduct their businesses, such as recent proposed revisions to the laws prohibiting physician self-referrals, and such revisions could have an adverse effect on the demand for our products, and therefore our business and results of operations. We also must comply with numerous federal, state and local laws of more general applicability relating to such matters as safe working conditions, manufacturing practices and fire hazard control.

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

We are also subject to the U.S. Foreign Corrupt Practices Act, antitrust and anti-competition laws, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010. Any violation of these laws could create a substantial liability for us, subject our officers and directors to personal liability and also cause a loss of reputation in the market. As we expand our business internationally, we will inevitably do more business in countries where the public sector is perceived to be subject to more corruption. Transparency International’s 2010 Corruption Perceptions Index measured the degree to which public sector corruption is perceived to exist in 178 countries around the world, and found that nearly three quarters of the countries in the index, including many that we consider to be high growth areas, such as China, India, Russia and Brazil, scored below five, on a scale from 10 (very clean) to 0 (highly corrupt). Increased business in higher risk countries could subject us and our officers and directors to increased scrutiny and increased liability. From time to time, we may conduct internal investigations or face audits or investigations by one or more domestic or foreign government agencies, which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or criminal or other penalties, which could adversely affect our business and financial results.

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

PRODUCT DEFECTS OR MISUSE MAY RESULT IN MATERIAL PRODUCT LIABILITY OR PROFESSIONAL ERRORS AND OMISSIONS CLAIMS, LITIGATION, INVESTIGATION BY REGULATORY AUTHORITIES OR PRODUCT RECALLS THAT COULD HARM FUTURE REVENUES AND REQUIRE US TO PAY MATERIAL UNINSURED CLAIMS

Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices and other devices that deliver radiation. Because our products are involved in the intentional delivery of radiation to the human body; other situations where people may come in contact with radiation (for example, when our SIP products are being used to scan cargo); the collection and storage of patient treatment data for medical analysis and treatment delivery; the planning of radiation treatment and diagnostic imaging of the human body; and the diagnosing of medical problems, the possibility for significant injury and/or death exists. Our medical products operate within our customers’ facilities and network systems, and under quality assurance procedures established by the facility that ultimately result in the delivery of radiation to patients. Human and other errors or accidents may arise from the operation of our products in complex environments with products from other vendors, where interoperability or data sharing protocol may not be optimized even though the equipment or system operate according to specifications. As a result, we may face substantial liability to patients, our customers and others for damages resulting from the faulty, or allegedly faulty, design, manufacture, installation, servicing, support, testing or interoperability of our products, or their misuse or failure, as well as liability related to the loss or misuse of private patient data. We may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in our products, or the installation, servicing and support of our products. Any accident or mistreatment could subject us to legal costs, litigation, adverse publicity and damage to our reputation, whether or not our products or services were a factor. Litigation and other legal proceedings can be costly and can divert management’s time and resources. An unfavorable outcome in litigation or proceedings against us could adversely affect our financial results. Adverse publicity regarding any accidents or mistreatments, even ones that do not involve our products, could cause patients to be less receptive to radiotherapy treatments, causing them to question the efficacy of radiation therapy and seek other methods of treatment and adversely impacting our business. Adverse publicity could also result in additional regulation of radiation therapy, medical devices or the healthcare industry in general. Increased regulatory activities could adversely affect our ability to promote, manufacture and sell our products, and therefore negatively impact our business and results of operations.

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

There has been a consolidation of diagnostic imaging systems manufacturers over the past few years, including the consolidation of these customers into companies that already manufacture x-ray tubes. If this continues, we could experience less predictable and reduced sales of our x-ray tube products. In addition, the economic downturn has made it difficult for our OEM customers to accurately forecast and plan future business activities, and we saw our x-ray business impacted in fiscal year 2009 by inventory reduction efforts at some of these customers. Our agreements for x-ray components may contain purchasing estimates that are based on our customers’ historical purchasing patterns, and actual purchasing volumes under the agreements may vary significantly from our estimates. In recent years, we have also seen dramatic reductions in

Medicare reimbursements for diagnostic radiology. We believe reductions in these Medicare reimbursement rates have reduced demand for medical x-ray imaging equipment, such as CT scanners, which have negatively impacted demand for our x-ray tube products. Also, because we sell our x-ray products to a limited number of OEM customers and many of them are also our competitors with in-house x-ray tube manufacturing operations, we could experience the loss of, or reduction in purchasing volume by, one or more of these customers if they lower external sourcing costs. Such a loss or reduction could have a material adverse effect on our X-ray Products business.

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

In addition, our SIP business is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection and customs revenue activities, which depend upon government budgets and appropriations that are subject to political changes. We have seen customers freeze or dramatically reduce purchases and capital project expenditures, or act cautiously as governments around the world wrestle with spending priorities. Furthermore, bid awards in this business may be subject to challenge by third parties, as we have recently encountered with a large government project, which can make the certainty and timing of some SIP orders unpredictable. As a result, this business is subject to unpredictability in the timing of orders, sales and revenue that could cause volatility in our revenues and earnings, and therefore the price of VMS common stock.

IF WE ARE UNABLE TO PROVIDE THE SIGNIFICANT EDUCATION AND TRAINING REQUIRED FOR THE HEALTHCARE MARKET TO ACCEPT OUR PRODUCTS, OUR BUSINESS WILL SUFFER

In order to achieve market acceptance for our radiation therapy products, we often need to educate physicians about the use of a new treatment procedure such as IMRT, IGRT, VMAT, stereotactic radiosurgery or proton therapy, overcome physician objections to some of the effects of the product or its related treatment regimen, convince healthcare payors that the benefits of the product and its related treatment process outweigh its costs and help train qualified physicists in the skilled use of our products. For example, the complexity and dynamic nature of IMRT and IGRT requires significant education of hospital personnel and physicians regarding the benefits of IMRT and IGRT and the required departures from their customary practices. Further, the complexity and high cost of proton therapy requires similar significant education, as well as education regarding construction and facility requirements. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of IMRT, IGRT, VMAT, stereotactic radiosurgery and proton therapy generally; to encourage the acceptance and adoption of our products for these technologies; and to promote the safe use of our products in compliance with their operating procedures. Future products may not gain significant market acceptance among physicians, patients and healthcare payors, even if we spend significant time and expense on their education.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY RESOLVE RESIDUAL ISSUES RELATED TO THE SALE OF OUR RESEARCH INSTRUMENTS BUSINESS

In the second quarter of fiscal year 2009, we completed the sale of Research Instruments. We retained the responsibility for one contract as of the end of fiscal year 2010. We have incurred, and may continue to incur, additional costs beyond those expected with the remaining contract which could adversely affect our financial condition. Continued efforts related to managing the remaining contract have required, and may likely continue to require, a substantial amount of management, administrative, financial and operational resources, particularly as unanticipated difficulties with the fulfillment of this contract are encountered. These demands may distract our employees and management from the day-to-day operation of our other businesses. If we are not able to successfully resolve these residual retained responsibilities in a timely manner, we may be subject of lawsuits, financial penalties and costs and further management, administrative and operational distraction, all of which may adversely affect our business, results of operations and financial condition.

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

We have experienced and expect in the future to experience fluctuations in our operating results, including net orders, revenues and margins. Drivers of orders include timing of announcement of and introduction of new products or product enhancements by us and our competitors, as well as changes or anticipated changes in third party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding may also affect timing of customer purchases. Many of our products require significant capital expenditures by our customers. Accordingly, individual product orders can be quite large in dollar amounts, which can extend the customer purchasing cycle. We have experienced this with our IGRT products, and expect this to be even greater with our proton therapy products because of the high cost of the equipment and the complexity of project financing. In addition, the budgeting cycles of hospitals and clinics for capital equipment purchases are frequently fixed well in advance. As a result of the recent worldwide economic downturn and contraction in credit markets, as well as the uncertainty surrounding the impact of healthcare reform and changes to reimbursement rates, the purchasing cycle has extended and may extend even further as potential customers more closely scrutinize and prioritize their capital spending budgets, and analyze appropriate financing alternatives. In addition, some of our more sophisticated equipment, such as IGRT and proton therapy products, requires greater site preparation and longer construction cycles, which can delay customer decision cycles even further. The timing of when individual orders are placed, installation is accomplished and the revenues recognized affect our quarterly results.

Once orders are received, factors that may affect whether these orders become revenues and the timing include:

•

delay in shipment due, for example, to unanticipated construction delays at customer locations where our products are to be installed, cancellations or rescheduling by customers, extreme weather conditions, natural disasters or port strikes;

•	delay in the installation and/or acceptance of a product;

•	for proton therapy systems, failure to satisfy contingencies associated with an order;

•	the method of accounting used to recognize revenue;

•	timing of revenue recognition;

•	a change in a customer’s financial condition or ability to obtain financing; or

•	timing of appropriate regulatory approvals or authorizations.

Our quarterly operating results, including our margins, may also be affected by a number of other factors, including:

•	changes in our or our competitors’ pricing or discount levels;

•	changes in foreign currency exchange rates;

•	changes in the relative portion of our revenues represented by our various products, including the relative mix between higher margin and lower margin products;

•	changes in the relative portion of our revenues represented by the international regions;

•	fluctuation in our effective tax rate, which may or may not be known to us in advance;

•	disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services;

•	disruptions in our operations, including our ability to manufacture products, caused by events such as earthquakes, fires, floods, terrorist attacks or the outbreak of epidemic diseases;

•	changes in the general economic conditions or tightening of credit available to our customers;

•	the impact of changing levels of sales on sole purchasers of certain of our x-ray products;

•	the unfavorable outcome of any litigation or administrative proceeding or inquiry; and

•	accounting changes and adoption of new accounting pronouncements.

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

We expect that a limited number of customers will account for a substantial portion of our Varian Particle Therapy business for the foreseeable future. Because an order for a proton therapy system can be relatively large, an order in one fiscal period will cause our financial results to vary significantly, making comparisons between fiscal periods more difficult. Further, the award of a proton therapy system orders may be subject to challenge by third parties, which can make the certainty of these orders unpredictable. If a customer cancels an order for a proton therapy system, such as occurred with the order for a proton therapy system for Skandion Kliniken in Sweden, it would negatively impact our orders in the fiscal period in which the order is cancelled and we would lose the opportunity for the product and services revenues that the order represents.

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

We offer longer or extended payment terms for qualified customers in some circumstances. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of December 31, 2010, customer contracts with remaining terms of more than one year amounted to less than 1% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults and uncollectible accounts, which would affect our net earnings. In addition, longer or extended payment terms could impact the timing of our revenue recognition, and they have in the past and may in the future result in an increase in our days sales outstanding.

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

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to the shares of common stock repurchased by us during the first quarter of fiscal year 2011.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2, 2010 - October 29, 2010	—		$—	—	4,461,751
October 30, 2010 - November 26, 2010	1,244	(2)	$63.37	—	4,461,751
November 27, 2010 - December 31, 2010	—		$—	—	4,461,751

Total	1,244		$—	—

(1)	On August 6, 2010, VMS’s Board of Directors authorized the repurchase of 8,000,000 shares of VMS common stock from August 7, 2010 through September 30, 2011. We expect remaining repurchases under this authorization, if any, will be made in open market purchases, in privately negotiated transactions or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more large blocks, including accelerated share repurchase arrangements. Shares will be retired upon repurchase.
(2)	Consists of 1,244 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations upon the vesting of restricted common stock granted under the Company’s employee stock plans.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6. Exhibits

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description
3.2	Registrant’s By-Laws, as amended, effective November 12, 2010 (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Form 8-K/A Current Report filed as of November 17, 2010, File No. 1-7598).

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended December 31, 2010 and January 1, 2010; (ii) Condensed Consolidated Statements of Earnings for the three months ended December 31, 2010 and January 1, 2010; (iii) Condensed Consolidated Balance Sheets at December 31, 2010 and October 1, 2010; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2010 and January 1, 2010; and (v) Notes to Condensed Consolidated Financial Statements for the three months ended December 31, 2010.

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

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: February 9, 2011	By:	/s/ ELISHA W. FINNEY
Elisha W. Finney
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.2	Registrant’s By-Laws, as amended, effective November 12, 2010 (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Form 8-K/A Current Report filed as of November 17, 2010, File No. 1-7598).

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended December 31, 2010 and January 1, 2010; (ii) Condensed Consolidated Statements of Earnings for the three months ended December 31, 2010 and January 1, 2010; (iii) Condensed Consolidated Balance Sheets at December 31, 2010 and October 1, 2010; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2010 and January 1, 2010; and (v) Notes to Condensed Consolidated Financial Statements for the three months ended December 31, 2010.

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