Form 10-K/A
period 2010-10-01
VARIAN MEDICAL SYSTEMS INC
filed 2011-05-05
CIK 203527

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

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders—Part III of this Form 10-K

EXPLANATORY NOTE

Varian Medical Systems, Inc. (the “Company”) is amending and restating in their entirety Item 15 of its Annual Report on Form 10-K for the fiscal year ended October 1, 2010 filed on November 23, 2010 (the “2010 Form 10-K”) and Exhibit 101 thereto for the purpose of including detailed XBRL (eXtensible Business Reporting Language) tagging of notes and schedules in the following: (i) Consolidated Statements of Earnings for the fiscal years ended October 1, 2010, October 2, 2009 and September 26, 2008; (ii) Consolidated Balance Sheets at October 1, 2010 and October 2, 2009; (iii) Consolidated Statements of Cash Flows for the fiscal years ended October 1, 2010, October 2, 2009 and September 26, 2008; (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the fiscal years ended October 1, 2010, October 2, 2009 and September 26, 2008; and (iv) Notes to Consolidated Financial Statements for fiscal year ended October 1, 2010. Detailed XBRL tagging of notes and schedules in these financial statements was unintentionally omitted from the original filing. No attempt has been made in this Amendment No. 1 on Form 10-K/A to modify or update the other disclosures presented in the 2010 Form 10-K. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the 2010 Form 10-K/A. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the 2010 Form 10-K and the Company’s other filings with the Securities and Exchange Commission.

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

3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).

3.2	Registrant’s By-Laws, as amended, effective November 12, 2010. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Form 8-K/A Current Report filed as of November 17, 2010, File No. 1-7598).

Exhibit Number	Description
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

10.1†	Registrant’s Amended and Restated Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).

10.2†	Registrant’s Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).

10.3†	Form of Registrant’s Indemnity Agreement with the directors and executive officers (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

10.4†	Form of Registrant’s Change in Control Agreement for Chief Executive Officer (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).

10.5†	Form of Registrant’s Change in Control Agreement for Chief Executive Officer (effective for any person assuming such position on or after February 12, 2012) (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).

10.6†	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel) (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).

10.7†	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel) (effective for any person assuming such position on or after February 12, 2012) (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).

10.8†	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).

10.9†	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) (effective for any person assuming such position on or after February 12, 2012) (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).

10.10†	Form of Registrant’s Change in Control Agreement for Key Employees (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).

10.11†	Form of Registrant’s Change in Control Agreement for Key Employees (effective for any person assuming such position on or after February 12, 2012) (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).

10.12†	Form of Amendment to the Change in Control Agreement for Chief Executive Officer, Senior Executives (Chief Financial Officer and General Counsel), Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) and Key Employees (incorporated by reference to Exhibit No. 10.8 to the Registrant’s Form 10-K Annual Report for the year ended September 26, 2008, File No. 1-7598).

10.13	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 2, 1999, between the Registrant and Prudential Insurance Company of America (certain exhibits and schedules omitted) (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

10.14	Employee Benefits Allocation Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).

10.15	Intellectual Property Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.2 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).

10.16	Tax Sharing Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.3 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).

10.17†	Registrant’s Frozen Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.17 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2000, File No. 1-7598).

Exhibit Number	Description
10.18†	Registrant’s Amended and Restated 2005 Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended January 2, 2009, File No. 1-7598).

10.19†	Registrant’s Management Incentive Plan (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 3, 2009, File No. 1-7598).

10.20†	Registrant’s Retirement Plan (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Registration Statement on Form S-8 filed on March 14, 2001, and amended June 20, 2001, Registration No. 333-57012).

10.21†	Registrant’s 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).

10.22†	Registrant’s Employment Letter dated September 17, 2004 with Dow R. Wilson as Corporate Vice President and President, Oncology Systems, effective January 10, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended December 31, 2004, File No. 1-7598).

10.23†	Amendment to the Registrant’s Employment Letter dated August 5, 2005 with Dow R. Wilson (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 1, 2005, File No. 1-7598)

10.24†*	Description of Certain Compensatory Arrangements between the Registrant and its Executive Officers and Directors as of November 13, 2010.

10.25†	Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2007, File No. 1-7598).

10.26†	Amendment No. 1 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 27, 2008, File No. 1-7598).

10.27†	Amendment No. 2 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.23 to the Registrant’s Form 10-K Annual Report for the year ended September 26, 2008, File No. 1-7598).

10.28†	Amendment No. 3 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 3, 2009, File No. 1-7598).

10.29†	Amendment No. 4 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).

10.30†	Form of Registrant’s Restricted Stock Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 3, 2009, File No. 1-7598).

10.31†	Form of Registrant’s Nonqualified Stock Option Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.22 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2007, File No. 1-7598).

10.32†	Form of Registrant’s Nonqualified Stock Option Agreement for Officers under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.23 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2007, File No. 1-7598).

10.33†	Form of Registrant’s Nonqualified Stock Option Agreement for Directors under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Option Plan (incorporated by reference to Exhibit No. 10.24 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2007, File No. 1-7598).

10.34†	Form of Registrant’s Non-Employee Director NonQualified Stock Option Agreement (for use outside the United States) under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on February 18, 2009, File No. 1-7598).

10.35†	Form of Registrant’s Grant Agreement for Deferred Stock Units under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.28 to the Registrant’s Form 10-K Annual Report for the year ended September 26, 2008, File No. 1-7598).

10.36†	Form of Registrant’s Non-Employee Director Deferred Stock Unit Agreement (for use outside the United States) under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on February 18, 2009, File No. 1-7598).

10.37†	Form of Registrant’s Restricted Stock Unit Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).

Exhibit Number	Description
10.38++	Amended and Restated Credit Agreement entered into as of November 10, 2008 by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended January 2, 2009, File No. 1-7598).

10.39	Amendment to Amended and Restated Credit Agreement entered into as of July 14, 2009 by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.33 to the Registrant’s Form 10-K Annual Report for the year ended October 2, 2009, File No. 1-7598).

10.40*	Amendment No. 2 to Amended and Restated Credit Agreement entered into as of August 11, 2010, by and between the Registrant and Bank of America, N.A.

10.41*	Amendment No. 3 to Amended and Restated Credit Agreement entered into as of August 24, 2010, by and between the Registrant and Bank of America, N.A.

10.42*++	Confirmation dated August 24, 2010 by and between the Registrant and Bank of America, N.A.

21*	List of Subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.3**	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act, relating to this Amendment No. 1 on Form 10-K/A.

31.4**	Chief Financial Officer Certificate Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, relating to this Amendment No. 1 on Form 10-K/A.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to this Amendment No. 1 on Form 10-K/A.

32.4**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to this Amendment No. 1 on Form 10-K/A.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory arrangement.
++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
*	Incorporated by reference to the exhibit of the same number to the 2010 Form 10-K (File No. 1-7598).
**	Filed herewith.
***	Attached as Exhibit 101 to this Amendment No. 1 on Form 10-K/A are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings for the fiscal years ended October 1, 2010, October 2, 2009 and September 26, 2008; (ii) Consolidated Balance Sheets at October 1, 2010 and October 2, 2009; (iii) Consolidated Statements of Cash Flows for the fiscal years ended October 1, 2010, October 2, 2009 and September 26, 2008; (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the fiscal years ended October 1, 2010, October 2, 2009 and September 26, 2008; and (iv) Notes to Consolidated Financial Statements for fiscal year ended October 1, 2010.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment No. 1 to Form 10-K/A shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 5, 2011

VARIAN MEDICAL SYSTEMS, INC.

By:	/S/ ELISHA W. FINNEY
Elisha W. Finney Senior Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2	Amended and Restated Distribution Agreement, dated as of January 14, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 2 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).

3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).

3.2	Registrant’s By-Laws, as amended, effective November 12, 2010. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Form 8-K/A Current Report filed as of November 17, 2010, File No. 1-7598).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

10.1†	Registrant’s Amended and Restated Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).

10.2†	Registrant’s Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).

10.3†	Form of Registrant’s Indemnity Agreement with the directors and executive officers (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

10.4†	Form of Registrant’s Change in Control Agreement for Chief Executive Officer (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).

10.5†	Form of Registrant’s Change in Control Agreement for Chief Executive Officer (effective for any person assuming such position on or after February 12, 2012) (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).

10.6†	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel) (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).

10.7†	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel) (effective for any person assuming such position on or after February 12, 2012) (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).

10.8†	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).

10.9†	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) (effective for any person assuming such position on or after February 12, 2012) (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).

10.10†	Form of Registrant’s Change in Control Agreement for Key Employees (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).

10.11†	Form of Registrant’s Change in Control Agreement for Key Employees (effective for any person assuming such position on or after February 12, 2012) (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).

10.12†	Form of Amendment to the Change in Control Agreement for Chief Executive Officer, Senior Executives (Chief Financial Officer and General Counsel), Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) and Key Employees (incorporated by reference to Exhibit No. 10.8 to the Registrant’s Form 10-K Annual Report for the year ended September 26, 2008, File No. 1-7598).

10.13	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 2, 1999, between the Registrant and Prudential Insurance Company of America (certain exhibits and schedules omitted) (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

10.14	Employee Benefits Allocation Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).

10.15	Intellectual Property Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.2 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).

Exhibit Number	Description
10.16	Tax Sharing Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.3 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).

10.17†	Registrant’s Frozen Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.17 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2000, File No. 1-7598).

10.18†	Registrant’s Amended and Restated 2005 Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended January 2, 2009, File No. 1-7598).

10.19†	Registrant’s Management Incentive Plan (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 3, 2009, File No. 1-7598).

10.20†	Registrant’s Retirement Plan (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Registration Statement on Form S-8 filed on March 14, 2001, and amended June 20, 2001, Registration No. 333-57012).

10.21†	Registrant’s 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).

10.22†	Registrant’s Employment Letter dated September 17, 2004 with Dow R. Wilson as Corporate Vice President and President, Oncology Systems, effective January 10, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended December 31, 2004, File No. 1-7598).

10.23†	Amendment to the Registrant’s Employment Letter dated August 5, 2005 with Dow R. Wilson (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 1, 2005, File No. 1-7598)

10.24†*	Description of Certain Compensatory Arrangements between the Registrant and its Executive Officers and Directors as of November 13, 2010.

10.25†	Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2007, File No. 1-7598).

10.26†	Amendment No. 1 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 27, 2008, File No. 1-7598).

10.27†	Amendment No. 2 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.23 to the Registrant’s Form 10-K Annual Report for the year ended September 26, 2008, File No. 1-7598).

10.28†	Amendment No. 3 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 3, 2009, File No. 1-7598).

10.29†	Amendment No. 4 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).

10.30†	Form of Registrant’s Restricted Stock Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 3, 2009, File No. 1-7598).

10.31†	Form of Registrant’s Nonqualified Stock Option Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.22 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2007, File No. 1-7598).

10.32†	Form of Registrant’s Nonqualified Stock Option Agreement for Officers under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.23 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2007, File No. 1-7598).

10.33†	Form of Registrant’s Nonqualified Stock Option Agreement for Directors under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Option Plan (incorporated by reference to Exhibit No. 10.24 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2007, File No. 1-7598).

10.34†	Form of Registrant’s Non-Employee Director NonQualified Stock Option Agreement (for use outside the United States) under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on February 18, 2009, File No. 1-7598).

10.35†	Form of Registrant’s Grant Agreement for Deferred Stock Units under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.28 to the Registrant’s Form 10-K Annual Report for the year ended September 26, 2008, File No. 1-7598).

10.36†	Form of Registrant’s Non-Employee Director Deferred Stock Unit Agreement (for use outside the United States) under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on February 18, 2009, File No. 1-7598).

10.37†	Form of Registrant’s Restricted Stock Unit Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).

Exhibit Number	Description
10.38++	Amended and Restated Credit Agreement entered into as of November 10, 2008 by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended January 2, 2009, File No. 1-7598).

10.39	Amendment to Amended and Restated Credit Agreement entered into as of July 14, 2009 by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.33 to the Registrant’s Form 10-K Annual Report for the year ended October 2, 2009, File No. 1-7598).

10.40*	Amendment No. 2 to Amended and Restated Credit Agreement entered into as of August 11, 2010, by and between the Registrant and Bank of America, N.A.

10.41*	Amendment No. 3 to Amended and Restated Credit Agreement entered into as of August 24, 2010, by and between the Registrant and Bank of America, N.A.

10.42*++	Confirmation dated August 24, 2010 by and between the Registrant and Bank of America, N.A.

21*	List of Subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.3**	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act, relating to this Amendment No. 1 on Form 10-K/A.

31.4**	Chief Financial Officer Certificate Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, relating to this Amendment No. 1 on Form 10-K/A.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to this Amendment No. 1 on Form 10-K/A.

32.4**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to this Amendment No. 1 on Form 10-K/A.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory arrangement.
++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
*	incorporated by reference to the exhibit of the same number to the 2010 Form 10-K (File No. 1-7598).
**	Filed herewith.
***	Attached as Exhibit 101 to this Amendment No. 1 on Form 10-K/A are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings for the fiscal years ended October 1, 2010, October 2, 2009 and September 26, 2008; (ii) Consolidated Balance Sheets at October 1, 2010 and October 2, 2009; (iii) Consolidated Statements of Cash Flows for the fiscal years ended October 1, 2010, October 2, 2009 and September 26, 2008; (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the fiscal years ended October 1, 2010, October 2, 2009 and September 26, 2008; and (iv) Notes to Consolidated Financial Statements for fiscal year ended October 1, 2010.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment No. 1 on Form 10-K/A shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.