Form 10-Q
period 2011-04-01
VARIAN MEDICAL SYSTEMS INC
filed 2011-05-11
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 117,190,113 shares of common stock, par value $1 per share, outstanding as of April 29, 2011.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended April 1, 2011

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Revenues:
Product	$498,743	$454,353	$930,537	$864,550
Service contracts and other	149,712	131,218	297,770	261,927

Total revenues	648,455	585,571	1,228,307	1,126,477

Cost of revenues:
Product	278,953	260,946	526,393	498,315
Service contracts and other	80,508	70,647	146,081	133,167

Total cost of revenues	359,461	331,593	672,474	631,482

Gross margin	288,994	253,978	555,833	494,995

Operating expenses:
Research and development	43,873	38,920	82,375	77,308
Selling, general and administrative	93,924	79,502	185,234	163,044

Total operating expenses	137,797	118,422	267,609	240,352

Operating earnings	151,197	135,556	288,224	254,643
Interest income	809	720	1,438	1,528
Interest expense	(809)	(1,099)	(1,364)	(2,203)

Earnings from operations before taxes	151,197	135,177	288,298	253,968
Taxes on earnings	48,118	44,063	88,730	84,079

Net earnings	$103,079	91,114	$199,568	169,889

Net earnings per share - Basic	$0.87	$0.74	$1.69	$1.38

Net earnings per share - Diluted	$0.86	$0.73	$1.66	$1.36

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - Basic	117,959	122,938	117,896	123,313

Weighted average shares outstanding - Diluted	120,386	124,337	120,336	124,504

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	April 1, 2011	October 1, 2010 (1)
Assets
Current assets:
Cash and cash equivalents	$584,389	$520,221
Accounts receivable, net of allowance for doubtful accounts of $4,444 at April 1, 2011 and $4,209 at October 1, 2010	564,147	591,677
Inventories	422,467	363,933
Prepaid expenses and other current assets	117,048	87,267
Deferred tax assets	118,043	118,246

Total current assets	1,806,094	1,681,344

Property, plant and equipment, net	281,823	267,927
Goodwill	214,731	208,451
Other assets	166,922	166,230

Total assets	$2,469,570	$2,323,952

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$122,920	$119,018
Accrued expenses	267,961	287,851
Product warranty	50,063	53,233
Deferred revenues	142,795	141,916
Advance payments from customers	304,961	275,998
Short-term borrowings	119,343	20,000
Current maturities of long-term debt	10,759	5,525

Total current liabilities	1,018,802	903,541
Long-term debt	12,500	17,869
Other long-term liabilities	122,545	127,175

Total liabilities	1,153,847	1,048,585

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 116,953 and 118,007 shares issued and outstanding at April 1, 2011 and at October 1, 2010, respectively	116,953	118,007
Capital in excess of par value	528,873	508,366
Retained earnings	701,778	686,598
Accumulated other comprehensive loss	(31,881)	(37,604)

Total stockholders’ equity	1,315,723	1,275,367

Total liabilities and stockholders’ equity	$2,469,570	$2,323,952

(1)	The condensed consolidated balance sheet as of October 1, 2010 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(In thousands)	April 1, 2011	April 2, 2010
Cash flows from operating activities:
Net earnings	$199,568	$169,889
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	26,104	16,247
Tax benefits from exercises of share-based payment awards	19,010	7,031
Excess tax benefits from share-based compensation	(17,486)	(5,466)
Depreciation	23,977	21,990
Amortization of intangible assets	1,573	1,763
Deferred taxes	6,546	2,144
Provision for doubtful accounts receivable	162	1,104
Net change in fair value of derivatives and underlying commitments	14	(2,507)
Income on equity investment in affiliate	(4,213)	(1,348)
Other	(88)	1,353
Changes in assets and liabilities:
Accounts receivable	29,997	68,891
Inventories	(53,169)	(57,972)
Prepaid expenses and other current assets	(19,771)	(15,445)
Accounts payable	2,567	(3,162)
Accrued expenses	(28,857)	(21,503)
Deferred revenues	879	725
Product warranty	(4,070)	(623)
Advance payments from customers	28,955	39,215
Other long-term liabilities	(5,670)	2,262

Net cash provided by operating activities	206,028	224,588

Cash flows from investing activities:
Purchases of property, plant and equipment	(38,639)	(19,022)
Acquisition of businesses, net of cash acquired	(8,099)	—
Decrease in cash surrender value of life insurance	373	1,392
Note repayment (receivable) from affiliate and other, net	606	(71)
Other, net	(2,061)	(4,992)

Net cash used in investing activities	(47,820)	(22,693)

Cash flows from financing activities:
Repurchases of common stock	(238,000)	(126,738)
Equity forward contracts	(68,063)	—
Proceeds from issuance of common stock to employees	104,867	28,373
Net borrowings (payments) under line of credit agreements	99,969	(4,402)
Excess tax benefits from share-based compensation	17,486	5,466
Employees’ taxes withheld and paid for restricted stock and restricted stock units	(9,326)	(7,269)
Repayments of bank borrowings	(135)	(2,625)
Other	—	(119)

Net cash used in financing activities	(93,202)	(107,314)

Effects of exchange rate changes on cash and cash equivalents	(838)	6,617

Net increase in cash and cash equivalents	64,168	101,198

Cash and cash equivalents at beginning of period	520,221	553,529

Cash and cash equivalents at end of period	$584,389	$654,727

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

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 1, 2010 (the “2010 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of April 1, 2011 and October 1, 2010, results of operations for the three and six months ended April 1, 2011 and April 2, 2010, and cash flows for the six months ended April 1, 2011 and April 2, 2010. The results of operations for the three and six months ended April 1, 2011 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

As discussed in Note 18 “Discontinued Operations,” the Company has classified the assets and liabilities of the scientific research instruments business (“Research Instruments”) of ACCEL Instruments GmbH (“ACCEL,” which has since changed its name to Varian Medical Systems Particle Therapy GmbH) as discontinued operations and presented its operating results as a discontinued operation in the Condensed Consolidated Statements of Earnings for all periods presented. Because amounts related to Research Instruments in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows were not material for any period presented, the Company has not segregated them from continuing operations. Unless noted otherwise, discussion in these notes pertains to the Company’s continuing operations.

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2011 is the 52-week period ending September 30, 2011, and fiscal year 2010 was the 52-week period that ended on October 1, 2010. The fiscal quarters ended April 1, 2011 and April 2, 2010 were both 13-week periods.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts, accounts payable and short-term borrowings, approximate fair value due to their short maturities. The fair value of the Company’s long-term debt was estimated to be $24.8 million at April 1, 2011 and $25.4 million at October 1, 2010. The estimated fair value of long-term debt was based on the then-current rates available to the Company for debt of similar terms and remaining maturities. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Allowance for Doubtful Accounts

The Company evaluates the creditworthiness of its customers prior to authorizing shipment for all major sale transactions. Except for government tenders, group purchases and orders with letters of credit in Oncology Systems, Security and Inspections Products (“SIP”) and Varian Particle Therapy (“VPT”), and orders in its X-ray Products business, the Company’s payment terms usually require payment of a small portion of the total amount due when the customer signs the purchase order, a significant amount upon transfer of risk of loss to the customer and the remaining amount upon completion of the installation. The Company offers extended payment terms, sometimes beyond one year, to qualified customers in some circumstances. On a quarterly basis, the Company evaluates the accounts receivable aging report and provides an allowance in an amount the Company deems adequate for doubtful accounts. In evaluating the adequacy of the allowance for doubtful accounts, the Company considers factors such as age of the accounts receivable balances, historical experience, creditworthiness, the type of customer, and economic conditions that may affect a customer’s ability to make payment. Account receivable balances deemed to be uncollectible or otherwise settled with a customer are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote.

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (the “FASB”) issued ASU 2010-20 to provide guidance to enhance disclosures related to the credit quality of a company’s financing receivables portfolio and the associated allowance for credit losses. Pursuant to this guidance, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users’ evaluation of the nature of credit risk inherent in the company’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The Company adopted this new guidance related to the revised disclosures as of the end of the reporting period in the first quarter of fiscal year 2011 and adopted the revised disclosures related to activities during the reporting period in the second quarter of fiscal year 2011. The adoption of these new disclosures did not have any material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

2. BALANCE SHEET COMPONENTS:

The components of inventories were as follows:

(In millions)	April 1, 2011	October 1, 2010
Inventories:
Raw materials and parts	$225.4	$208.8
Work-in-progress	72.1	54.3
Finished goods	125.0	100.8

Total inventories	$422.5	$363.9

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The components of other long-term liabilities were as follows:

(In millions)	April 1, 2011	October 1, 2010
Long-term income taxes payable	$52.7	$56.8
Other	69.8	70.4

Total other long-term liabilities	$122.5	$127.2

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

Level 1 instrument valuations are obtained from quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations include valuations obtained from quoted prices for identical assets in markets that are not active. In addition, the Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. The Company’s derivative instruments are short-term in nature, typically one month to twelve months in duration. Level 3 contingent consideration liability valuations are based on the income approach, with key assumptions, including estimated probabilities of achievement of milestones related to market acceptance of the products of an acquired business, as well as estimated discount rates corresponding to the periods of expected payments.

There were no significant transfers of assets or liabilities between fair value measurement levels during the three and six months ended April 1, 2011 and April 2, 2010. Transfers between fair value measurement levels are recognized at the end of the reporting period.

In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities that were measured at fair value on a recurring basis.

	Fair Value Measurement Using
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at April 1, 2011:
Money market funds	$1.9	$—	$—	$1.9

Total assets measured at fair value	$1.9	$—	$—	$1.9

Liabilities at April 1, 2011:
Contingent consideration	$—	$—	$(0.5)	$(0.5)

Total liabilities measured at fair value	$—	$—	$(0.5)	$(0.5)

Assets at October 1, 2010:
Money market funds	$36.4	$—	$—	$36.4

Total assets measured at fair value	$36.4	$—	$—	$36.4

Liabilities at October 1, 2010:
Derivative liabilities	$—	$(0.5)	$—	$(0.5)

Total liabilities measured at fair value	$—	$(0.5)	$—	$(0.5)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

	Fair Value Measurement Using
Line Item in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at April 1, 2011:
Cash and cash equivalents	$0.8	$—	$—	$0.8
Other assets	1.1	—	—	1.1

Total assets measured at fair value	$1.9	$—	$—	$1.9

Liabilities at April 1, 2011:
Accrued liabilities	$—	$—	$(0.5)	$(0.5)

Total liabilities measured at fair value	$—	$—	$(0.5)	$(0.5)

Assets at October 1, 2010:
Cash and cash equivalents	$35.3	$—	$—	$35.3
Other assets	1.1	—	—	1.1

Total assets measured at fair value	$36.4	$—	$—	$36.4

Liabilities at October 1, 2010:
Accrued liabilities	$—	$(0.5)	$—	$(0.5)

Total liabilities measured at fair value	$—	$(0.5)	$—	$(0.5)

The following table present the reconciliation for all liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Contingent Consideration
Balance at October 1, 2010	$0.0
Additions due to acquisition	(0.5)

Balance at April 1, 2011	$(0.5)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

4. FINANCING RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the creditor’s balance sheet. The Company’s financing receivables, consisting of its note receivable and accounts receivable with contractual maturities of more than one year, and the related allowance for doubtful accounts are presented in the following table:

(In millions)	April 1, 2011
Accounts receivable with contractual maturities of more than one year:
Gross amount	$14.2
Allowance for doubtful accounts	—

Net amount	$14.2

Amount past due	$—

Note receivable:
Note receivable from related party	$8.8
Note receivable from customer	—

Total note receivable	$8.8

Amount past due	$—

There was no activity in the allowance for doubtful financing receivable accounts during the three months ended April 1, 2011.

5. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” in the Condensed Consolidated Balance Sheets as follows:

(In millions)	April 1, 2011	October 1, 2010
Intangible Assets:
Acquired existing technology	$26.2	$20.7
Patents, licenses and other	19.3	18.9
Customer contracts and supplier relationship	10.4	10.4
Accumulated amortization	(42.5)	(40.8)

Net carrying amount	$13.4	$9.2

Amortization expense for intangible assets was $0.8 million for both the three months ended April 1, 2011 and April 2, 2010, and $1.6 million and $1.7 million for the six months ended April 1, 2011 and April 2, 2010, respectively. The Company estimates amortization expense on a straight-line basis for the remaining six months of fiscal year 2011, fiscal years 2012 through 2015 and thereafter, to be as follows (in millions): $1.4, $2.4, $2.0, $1.2 and $6.4, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table reflects goodwill activity by reportable operating segment:

(In millions)	Oncology Systems	X-ray Products	Other	Total
Balance at October 1, 2010	$126.7	$4.5	$77.3	$208.5
Acquisition of businesses	3.4	—	—	$3.4
Payment or accrual of contingent consideration	—	0.9	—	0.9
Foreign currency translation adjustments	—	—	1.9	1.9

Balance at April 1, 2011	$130.1	$5.4	$79.2	$214.7

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

The investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded income on the equity investment in dpiX Holding of $2.0 million in the three months ended April 1, 2011 and income of $0.9 million in the three months ended April 2, 2010. VMS recorded income from the equity investment in dpiX Holding of $4.2 million for the six months ended April 1, 2011 and income of $1.3 million in the six months ended April 2, 2010. Income and loss on the equity investment in dpiX Holding are included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings. The carrying value of the investment in dpiX Holding, which was included in “Other assets” in the Condensed Consolidated Balance Sheets, was $46.2 million at April 1, 2011 and $45.1 million at October 1, 2010.

In February 2009, VMS agreed to loan $14 million to dpiX in four separate installments. The loan bears interest at prime plus 1% per annum. The principal balance is due and payable to VMS in four installments beginning in December 2011; interest is payable in full according to a quarterly schedule that began in April 2009; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable thereunder, is due and payable on September 10, 2012. As of October 1, 2010 and April 1, 2011, VMS had loaned $8.8 million to dpiX under this loan agreement, with the current portion included in “Prepaid expenses and other current assets” and the long-term portion included in “Other assets” in the Condensed Consolidated Balance Sheets. The Company evaluates the collectability of its note receivable with dpiX at least on a quarterly basis, considering the timeliness of recurring payments as well as its financial position and cash flows, and would recognize an impairment loss for any amount the Company deemed uncollectible.

During the three months ended April 1, 2011 and April 2, 2010, the Company purchased glass transistor arrays from dpiX totaling approximately $5.6 million and $6.4 million, respectively. Glass transistor arrays purchased from dpiX totaled $12.2 million for the six months ended April 1, 2011 and $19.5 million for the six months ended April 2, 2010. These purchases of glass transistor arrays are included as a component of “Inventory” in the Condensed Consolidated Balance Sheets and “Cost of revenues - product” in the Condensed Consolidated Statements of Earnings for these periods.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

7. PRODUCT WARRANTY

The following table reflects the changes in the Company’s accrued product warranty:

	Six Months Ended
(In millions)	April 1, 2011	April 2, 2010
Accrued product warranty, at beginning of period	$53.2	$50.8
Charged to cost of revenues	20.1	24.6
Actual product warranty expenditures	(23.2)	(25.8)

Accrued product warranty, at end of period	$50.1	$49.6

8. CREDIT FACILITIES

In July 2007, VMS entered into a credit agreement with Bank of America, N.A. (“BofA”), which was amended and restated on November 10, 2008, and then again amended July 14, 2009, August 11, 2010 and August 24, 2010. As amended to date, the credit agreement with BofA provides for a revolving credit facility that enables the Company to borrow and have outstanding at any given time a maximum of $225 million (the “Amended BofA Credit Facility”). A portion of the Amended BofA Credit Facility is collateralized with a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. As of April 1, 2011, VMS has pledged to BofA 65% of the voting shares that it holds in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary.

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

As of April 1, 2011, $113 million was outstanding under the Amended BofA Credit Facility with a weighted average interest rate of 2.52%, of which 1,872 million Japanese Yen, or approximately $22 million, was outstanding under the Japanese Line of Credit. At October 1, 2010, $20 million was outstanding under the Amended BofA Credit Facility with a weighted average interest rate of 1.51%, none of which was outstanding under the Japanese Line of Credit. Up to $25 million of the Amended BofA Credit Facility could also be used to support letters of credit issued on behalf of the Company, of which none were outstanding as of April 1, 2011 or October 1, 2010.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In March 2011, VMS KK entered into an unsecured overdraft agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 500 million Japanese Yen (the “Japanese Overdraft Facility”). Borrowings under the Japanese Overdraft Facility accrue interest at 0.81% per annum. The Japanese Overdraft Facility will expire on June 30, 2011. As of April 1, 2011, 500 million Japanese Yen, or approximately $6 million, was outstanding under the Japanese Overdraft Facility with a weighted average interest rate of 0.81%.

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

The fair values of derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	April 1, 2011	October 1, 2010	Balance Sheet Location	April 1, 2011	October 1, 2010
(In millions)		Fair Value	Fair Value		Fair Value	Fair Value
Derivative designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$—	$—	Accrued liabilities	$—	$0.5
Derivative not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	—	—	Accrued liabilities	—	—

Total derivatives		$—	$—		$—	$0.5

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

Cash Flow Hedging Activities

The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and may hedge certain of the larger foreign currency transactions when they are not denominated in the relevant subsidiary’s functional currency. These foreign currency sales transactions are hedged using foreign currency forward contracts. The Company may use other derivative instruments in the future. The Company enters into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into foreign currency forward contracts for speculative or trading purposes. The foreign currency forward contracts range from one to twelve months in maturity. As of April 1, 2011, the Company did not have any foreign currency forward contracts with an original maturity greater than twelve months.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The hedges of foreign currency denominated forecasted revenues are accounted for in accordance with Accounting Standards Codification (“ASC 815”), pursuant to which the Company has designated its hedges of forecasted foreign currency revenues as cash flow hedges. The Company’s designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in “Accumulated other comprehensive income (loss)” is reclassified to revenues. Subsequent changes in fair value of the derivative instrument are recorded in “Selling, general and administrative expenses” to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualified as cash flow hedges under ASC 815, the Company formally documents for each derivative instrument at the hedge’s inception the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, as well as its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instrument designated and qualified as cash flow hedges in “Accumulated other comprehensive income (loss)” and reclassifies these amounts into “Revenues” in the period during which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in “Revenues,” and amounts not included in the assessment of effectiveness in “Cost of revenues” in the Condensed Consolidated Statements of Earnings. During the three and six months ended April 1, 2011 and April 2, 2010, the Company did not discontinue any cash flow hedges that had a material impact on the Company’s results of operations. At the inception of the hedge, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of October 1, 2010, net unrealized loss on derivative instruments of $0.5 million, before tax, was included in “Accumulated other comprehensive income (loss).” As of April 1, 2011, the Company did not have any outstanding foreign currency forward contracts designated as cash flow hedges and the Company did not have any unrealized gain or loss on derivative instruments included in “Accumulated other comprehensive income (loss).”

The following table presents the amounts, before tax, recognized in “Accumulated other comprehensive income (loss)” and in the Condensed Consolidated Statements of Earnings that are related to the effective portion of the foreign currency forward contracts designated as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)
	Three Months Ended		Six Months Ended		Comprehensive Income	Three Months Ended		Six Months Ended
(In millions)	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010	into Net Earnings (Effective Portion)	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Foreign exchange contracts	$—	$0.6	$(0.5)	$1.8	Revenues	$(0.4)	$0.7	$(1.0)	$0.7

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table presents the amounts recognized in the Condensed Consolidated Statements of Earnings that are related to (i) the ineffective portion of the cash flow hedges and (ii) the amount excluded from effectiveness testing of the cash flow hedges:

		Three Months Ended		Six Months Ended
(In millions)	Location of gain (loss) recognized	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Ineffective portion of cash flow hedges - Gain (Loss)	Revenues	$—	$—	$—	$—
Amount excluded from assessment of effective of cash flow hedges - Gain (Loss)	Cost of revenues	$—	$—	$—	$—

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

The Company had the following outstanding foreign currency forward contracts that were either (i) entered into to hedge balance sheet exposures from its various foreign subsidiaries and business units or (ii) were originally designated as cash flow hedges (primarily in Euro and Japanese Yen) and were subsequently de-designated when the forecasted revenues were recognized:

	At April 1, 2011
(In millions)	Notional Value Sold	Notional Value Purchased
Australian Dollar	$18.5	$—
Canadian Dollar	—	6.5
Danish Krone	0.6	—
Euro	123.7	—
Indian Rupee	3.9	—
Japanese Yen	18.9	—
New Zealand Dollar	3.8	—
Swedish Krona	2.5	—
Swiss Franc	—	40.1

Totals	$171.9	$46.6

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table presents the gains (losses) recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward exchange contracts that are not designated as hedging instruments under ASC 815.

Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Net Earnings on Derivative
	Three Months Ended		Six Months Ended
(In millions)	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Selling, general and administrative expenses	$(7.8)	$8.8	$(3.0)	$12.4

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the remeasurement of monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

Contingent Features

Certain of the Company’s derivative instruments are subject to a master netting agreement which contains provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. The counterparty’s right of set-off is not limited to the derivative instruments and applies to other rights held by the counterparty. Pursuant to the master netting agreement, an event of default includes the Company’s failure to pay the counterparty under the derivative instruments, voluntary or involuntary bankruptcy, the Company’s failure to repay an aggregate of $25 million or more in debts, and deterioration of creditworthiness of the surviving entity when the Company merges or transfers its assets or liabilities to another entity. As of April 1, 2011 and October 1, 2010, the Company did not have significant outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

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

The Company spent $0.2 million (net of amounts borne by VI and VSEA) during each of the three months ended April 1, 2011 and April 2, 2010 on environmental cleanup costs, third-party claim costs, project management costs and legal costs. The Company spent $0.4 million (net of amounts borne by VI and VSEA) during each of the six months ended April 1, 2011 and April 2, 2010 on such costs.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of April 1, 2011, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $2.5 million to $7.4 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year up to thirty years as of April 1, 2011. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $2.5 million for these cleanup projects as of April 1, 2011. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.

The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of April 1, 2011, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in total from $6.2 million to $36.5 million. The time frames over which these costs are estimated to be incurred vary, ranging from one year to thirty years as of April 1, 2011. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $14.5 million at April 1, 2011. Accordingly, the Company has accrued $10.8 million for these costs, which represents the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $2.5 million described in the preceding paragraph.

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

The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. The Company recorded receivables from that insurer of $3.0 million at both April 1, 2011 and October 1, 2010, with the current portion included in “Prepaid expenses and other current assets” and the noncurrent portion included in “Other assets” in the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Acquisition-Related Commitments/Obligations

When the Company acquired ACCEL in January 2007, ACCEL was involved in a contract-related lawsuit, which the Company settled by agreeing to perform certain services for a fixed price contract (the “Fixed Price Contract”). As of October 2, 2009, the Company had a loss accrual of €7.6 million related to the Fixed Price Contract. In the first quarter of fiscal year 2010, the Company entered into a new contract (the “New Contract”) to perform certain services for a fixed price and the Company recorded a loss accrual of €0.9 million in connection with the New Contract. As of April 1, 2011, the balance of the loss accrual related to this contingency (the New Contract) was €0.2 million. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Consolidated Statements of Earnings in the periods in which these variances arise.

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

11. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Three Months Ended		Six Months Ended
(In thousands)	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Defined Benefit Plans
Service cost	$894	$606	$1,768	$1,228
Interest cost	1,227	1,218	2,427	2,481
Expected return on plan assets	(1,198)	(1,203)	(2,371)	(2,449)
Amortization of prior service cost	37	37	75	74
Recognized actuarial loss	513	419	1,026	837

Net periodic benefit cost	$1,473	$1,077	$2,925	$2,171

Post-Retirement Benefit Plans
Interest cost	$62	$79	$124	$158
Amortization of transition amount	—	18	—	36
Amortization of prior service cost	1	1	2	2
Recognized actuarial loss	13	16	26	32

Net periodic benefit cost	$76	$114	$152	$228

The Company made contributions to the defined benefit plans of $4.3 million during the six months ended April 1, 2011. The Company currently expects total contributions to the defined benefit plans for fiscal year 2011 will be approximately $7.1 million. The Company made contributions to the post-retirement benefit plans of $0.3 million during the six months ended April 1, 2011. The Company currently expects total contributions to the post-retirement benefit plans for fiscal year 2011 will be approximately $0.5 million.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

12. INCOME TAXES

The Company’s effective tax rate was 31.8% for the three months ended April 1, 2011, compared to 32.6% in the same period of fiscal year 2010. The decrease in the Company’s effective tax rate was primarily due to a net benefit for discrete items, primarily the release of certain liabilities for uncertain tax positions, including the expiration of the statutes of limitation in various jurisdictions and the favorable resolution of several income tax audits. For the six months ended April 1, 2011, the Company’s effective tax rate was 30.8%, compared to 33.1% in the same period of fiscal year 2010. The decrease was primarily due to a net benefit for discrete items, primarily the release of certain liabilities for uncertain tax positions, including the expiration of the statutes of limitation in various jurisdictions and the favorable resolution of several income tax audits, and the benefit of the retroactive reinstatement of the federal research and development credit.

The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes.

The total amount of unrecognized tax benefits did not change by a significant amount during the six months ended April 1, 2011; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as a result of expirations of the statutes of limitation and audit settlements in various jurisdictions.

13. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the three months ended April 1, 2011, the Company settled an accelerated share repurchase agreement executed on August 24, 2010 with BofA (the “August 2010 Repurchase Agreement”). Pursuant to the August 2010 Repurchase Agreement, the Company initially paid to BofA $225 million and BofA delivered 3,888,249 shares of VMS common stock, which was expected to represent approximately 90% of the shares to be repurchased based on the closing price of VMS common stock of $52.08 on August 24, 2010. Under the terms of the August 2010 Repurchase Agreement, the specific number of shares that the Company ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount, such that the Company might be entitled to receive additional shares of VMS common stock from BofA or the Company might be required to deliver VMS shares or, at its option, make a cash payment to BofA. The repurchase period ended on February 23, 2011 and the Company made a cash payment of $26.1 million to settle this contract without receiving or delivering additional VMS shares during the three months ended April 1, 2011. This cash payment upon settlement, together with $22.5 million, representing approximately 10% of the initial cash payment to BofA, was recorded as an equity forward contract, which was included in “Capital in excess of par value” in the Condensed Consolidated Balance Sheet as of April 1, 2011.

On February 23, 2011, the Company entered into another accelerated share repurchase agreement with BofA (the “February 2011 Repurchase Agreement”). Pursuant to the February 2011 Repurchase Agreement, the Company paid to BofA $280 million and BofA delivered 3,547,474 shares of VMS common stock, representing approximately 85% of the shares expected to be repurchased based on the closing price of VMS common stock of $67.09 on February 23, 2011. Under the terms of the February 2011 Repurchase Agreement, the specific number of shares that the Company ultimately will repurchase is based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount. The repurchase period will end on August 19, 2011, however beginning on April 18, 2011 BofA has the right to accelerate the end of the repurchase period. The February 2011 Repurchase Agreement provides that at the completion of the repurchase period, depending on the volume weighted average share price of VMS common stock during the repurchase period, the Company may be entitled to receive additional shares of VMS common stock from BofA or the Company may be required to deliver VMS shares or, at its option, make a cash payment to BofA. The remaining $42 million, representing approximately 15% of the cash payment to BofA, was recorded as an equity forward contract, which was included in “Capital in excess of par value” in the Condensed Consolidated Balance Sheet at April 1, 2011.

Except for the 3,547,474 shares repurchased during the three months ended April 1, 2011 under the February 2011 Repurchase Agreement, the Company did not repurchase any VMS common stock during the six months ended April 1, 2011.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

During the six months ended April 2, 2010, the Company paid $126.7 million to repurchase 2,700,000 shares of VMS common stock, of which $71.6 million was paid during the three months ended April 2, 2010 to repurchase 1,450,000 shares. All shares that were repurchased have been retired. In February 2011, the VMS Board of Directors authorized the repurchase of an additional 12 million shares of VMS common stock through the end of fiscal year 2012. As of April 1, 2011, 12,914,277 shares of VMS common stock remained available for repurchase under this and a prior repurchase authorization. Shares may be repurchased in the open market, in privately negotiated transactions or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more large blocks, including accelerated share repurchase arrangements.

Comprehensive Earnings

The components of comprehensive earnings are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Net earnings	$103,079	$91,114	$199,568	$169,889
Other comprehensive income (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of transition obligation included in net periodic benefit cost	—	11	—	22
Amortization of prior service cost included in net periodic benefit cost	34	33	68	66
Amortization of net actuarial loss included in net periodic benefit cost	414	331	827	662

	448	375	895	750
Unrealized gain on derivatives:
Increase (decrease) in unrealized gain	(3)	396	(318)	1,112
Reclassification adjustments	222	(406)	625	(420)

	219	(10)	307	692
Currency translation adjustment	8,975	(5,411)	4,520	(7,077)

Other comprehensive income (loss)	9,642	(5,046)	5,722	(5,635)

Total comprehensive earnings	$112,721	$86,068	$205,290	$164,254

Because amounts related to Research Instruments, which is classified as a discontinued operation, were not material for any period presented, the Company has not segregated them from continuing operations in this note. See Note 18 “Discontinued Operations” for a detailed discussion.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

14. EMPLOYEE STOCK PLANS

The table below summarizes the share-based compensation expense under ASC 718:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Cost of revenues - Product	$1,409	$715	$1,958	$1,606
Cost of revenues - Service contracts and other	438	513	1,218	1,172
Research and development	1,586	845	3,311	1,916
Selling, general and administrative	10,107	5,328	19,617	11,552
Taxes on earnings	(4,601)	(2,644)	(8,885)	(5,777)

Net decrease in net earnings	$8,939	$4,757	$17,219	$10,469

Increase (decrease) on:
Cash flows from operating activities (1)	$(8,250)	$(4,036)	$(17,486)	$(5,466)
Cash flows from financing activities (1)	$8,250	$4,036	$17,486	$5,466

(1)	Amounts represent excess tax benefits from share-based compensation.

During the three and six months ended April 1, 2011, total share-based compensation expense recognized in earnings before taxes was $13.5 million and $26.1 million, respectively, and the total related recognized tax benefit was $4.6 million and $8.9 million, respectively. During the three and six months ended April 2, 2010, total share-based compensation expense recognized in earnings before taxes was $7.4 million and $16.2 million, respectively, and the total related recognized tax benefit was $2.6 million and $5.8 million, respectively.

Total share-based compensation expense capitalized as part of inventory for the three and six months ended April 1, 2011 was $0.9 million and $1.7 million, respectively. Total share-based compensation expense capitalized as part of inventory for the three and six months ended April 2, 2010 was $62,000 and $0.2 million, respectively.

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Employee Stock Option Plans
Expected term (in years)	4.69	4.42	4.69	4.42
Risk-free interest rate	2.2%	2.1%	2.0%	2.1%
Expected volatility	35.6%	36.2%	35.6%	36.5%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$23.80	$15.66	$23.26	$15.57

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In May 2009, as part of a broader set of cost control initiatives, VMS’s Board of Directors authorized the suspension of the Company’s employee stock purchase plan in fiscal year 2010. A new employee stock purchase plan was introduced in the three months ended December 31, 2010. The option component of employee stock purchase plan shares for the three and six months ended April 1, 2011 was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Employee Stock Purchase Plan
Expected term (in years)	0.50	—	0.50	—
Risk-free interest rate	0.2%	—	0.2%	—
Expected volatility	12.1%	—	11.7%	—
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$11.56	—	$11.49	—

Activity under the Company’s employee stock plans is presented below:

		Options Outstanding
(In thousands, except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (3)
Balance at October 1, 2010	8,407	10,174	$44.03
Granted (1)	(84)	41	69.79
Cancelled or expired (2)	44	(6)	48.70
Exercised	—	(2,603)	40.28

Balance at April 1, 2011	8,367	7,606	$45.45	4.5	$176,761

Exercisable at April 1, 2011		6,207	$44.59	4.2	$149,606

(1)	The difference between the number of shares granted listed in the column headed “Shares Available for Grant” and the number of shares granted listed in the column headed “Options Outstanding—Number of Shares” represents the awards of restricted stock units and deferred stock units. Restricted stock unit awards and deferred stock unit awards were counted against the shares available for grant limit as 2.5 shares for every one awarded.
(2)	The difference between the number of cancelled or expired shares listed in the column headed “Shares Available for Grant” and the number of cancelled or expired shares listed in the column headed “Options Outstanding—Number of Shares” represents the cancellation of shares of restricted common stock and restricted stock units due to employee terminations.
(3)	The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $68.68 as of April 1, 2011, the last trading date of the second quarter of fiscal year 2011, and which would have been received by the option holders had all option holders exercised and sold their options as of that date.

As of April 1, 2011, there was $11.5 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.7 years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The activity for restricted stock, restricted stock units and deferred stock units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Balance at October 1, 2010	1,333	$46.91
Granted	17	69.58
Vested	(360)	44.67
Cancelled or expired	(15)	47.60

Balance at April 1, 2011	975	$48.13

As of April 1, 2011, unrecognized compensation expense totaling $28.1 million was related to restricted stock, restricted stock units and deferred stock units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.9 years.

15. EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of VMS common stock outstanding for the period. Diluted net earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares under the treasury method.

The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Net earnings	$103,079	$91,114	$199,568	$169,889

Basic weighted average shares outstanding	117,959	122,938	117,896	123,313
Dilutive effect of potential common shares	2,427	1,399	2,440	1,191

Diluted weighted average shares outstanding	120,386	124,337	120,336	124,504

Net earnings per share - basic:	$0.87	$0.74	$1.69	$1.38

Net earnings per share - diluted:	$0.86	$0.73	$1.66	$1.36

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

Based on this calculation, stock options to purchase 41,750 shares at an average exercise price of $69.79 per share and 3,326,616 shares at an average exercise price of $51.53 per share were excluded from the computation of diluted weighted average shares outstanding for the three months ended April 1, 2011 and April 2, 2010, respectively. Stock options to purchase 164,613 shares at an average exercise price of $56.67 and 5,271,706 shares at an average exercise price of $50.90 per share were excluded from the computation of diluted weighted average shares outstanding for the six months ended April 1, 2011 and April 2, 2010, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

16. BUSINESS COMBINATIONS

During the three months ended April 1, 2011, the Company acquired all of the outstanding equity of a company, which will be integrated into the Company’s Oncology Systems business. This acquisition was accounted for as a business combination. The total purchase price of $8.0 million consisted of $7.5 million of cash consideration and $0.5 million of contingent consideration at fair value. Of the purchase price, $3.4 million was preliminarily allocated to goodwill, $5.7 million to amortizable intangible assets, and $(1.1) million to net assumed liabilities. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and in this case is not deductible for tax purposes.

The business combination completed during the three months ended April 1, 2011 did not have a material impact on the Company’s condensed consolidated financial statements, and therefore pro forma disclosures have not been presented.

17. SEGMENT INFORMATION

The Company’s operations are grouped into two reportable operating segments: Oncology Systems and X-ray Products. These reportable operating segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. The Company’s Ginzton Technology Center (“GTC”), SIP business and VPT (previously known as ACCEL Proton Therapy) are reflected in the “Other” category because these operating segments do not meet the criteria of a reportable operating segment. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.

The following table summarizes selected operating results information for each business segment:

	Three Months Ended		Six Months Ended
(In millions)	April 2, 2011	April 2, 2010	April 2, 2011	April 2, 2010
Revenues
Oncology Systems	$508	$465	$960	$895
X-ray Products	117	102	229	193

Total reportable segments	$625	$567	$1,189	$1,088
Other	23	18	39	38

Total company	$648	$585	$1,228	$1,126

Operating Earnings (Loss)
Oncology Systems	$128	$120	$248	$222
X-ray Products	28	23	58	46

Total reportable segments	$156	$143	$306	$268
Other	(5)	(8)	(13)	(19)
Corporate	—	1	(5)	6

Total company	$151	$136	$288	$255

18. DISCONTINUED OPERATIONS

In September 2008, the Company approved a plan to sell Research Instruments, which developed, manufactured and serviced highly customized scientific instrument components and systems for fundamental and applied physics research primarily for national research laboratories worldwide. Research Instruments was part of the January 2007 ACCEL acquisition and was previously included in the “Other” category in the Company’s Condensed Consolidated Financial Statements. The Company decided to sell Research Instruments in order to focus exclusively on the development of VPT. In the second quarter of fiscal year 2009, the Company completed the sale of Research Instruments for total cash proceeds of $0.4 million. In connection

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

with the sale of Research Instruments, the Company entered into a non-binding supply agreement with the buyer to supply certain inventory parts for VPT. The supply agreement can be terminated by either party upon six months’ notice after December 31, 2011. The inventory purchases under this supply agreement are not expected to have a significant impact on the cash flows of Research Instruments.

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

The Company did not recognize any revenues in discontinued operations for the three and six months ended April 1, 2011. Total revenues of Research Instruments, reported in discontinued operations, for the three and six months ended April 2, 2010, were $0.1 million and $0.2 million, respectively. Research Instruments did not have any profit or loss for the three and six months ended April 1, 2011 or the three and six months ended April 2, 2010.

As of April 1, 2011, the Company retained one Research Instruments customer contract, which is accounted for under the percentage-of-completion method, under which revenues and costs of sales are adjusted to reflect changes in estimated costs to complete the contracts. The percentage-of-completion method involves considerable use of estimates. If the estimated loss to complete or settle the remaining contract increases, the variance will be recognized in the periods these variances arise.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of April 1, 2011 and the related condensed consolidated statements of earnings for the three-month and six-month periods ended April 1, 2011 and April 2, 2010 and the condensed consolidated statement of cash flows for the six-month periods ended April 1, 2011 and April 2, 2010. These interim financial statements are the responsibility of the Company’s management.

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
May 11, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively “we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission (“SEC”), or other reasons. For this purpose, statements concerning: industry or market segment outlook; market acceptance of or transition to new products or technology such as fixed field intensity-modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), volumetric modulated arc therapy (“VMAT”), stereotactic radiotherapy, stereotactic radiosurgery, brachytherapy, software, treatment techniques, proton therapy (including intensity modulated proton therapy (“IMPT”)) , and advanced x-ray products; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “will,” “would,” “could,” “estimate,” “continue,” “grow,” “may,” “intended,” “potential,” “ongoing,” “likely,” and “possible” or similar statements are forward-looking statements. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Overview

In the second quarter of fiscal year 2011, net earnings per diluted share from continuing operations increased 18% and revenues from continuing operations increased 11% over the year-ago quarter. Gross margin in the second quarter of fiscal year 2011 improved 1.2 percentage points over the year-ago quarter with improvements in Oncology Systems, X-ray Products and Security and Inspections Products (“SIP”).

Net orders from continuing operations in the second quarter of fiscal year 2011 grew 15% over the second quarter of fiscal year 2010 with Oncology Systems experiencing growth in both North America and the international region, X-ray Products seeing growth in both x-ray tubes and flat panel products and SIP booking a large order from the U.S. Customs and Border Protection. Our backlog at the end of the second quarter of fiscal year 2011 was 11% higher than at the end of the year-ago quarter. During the second quarter of fiscal year 2011, we used $238 million to repurchase approximately 3.5 million shares of VMS common stock under an accelerated stock repurchase agreement. We ended the second quarter of fiscal year 2011 with $584 million of cash and cash equivalents and $143 million of debt. Although a number of market disrupting events occurred during the quarter, such as the severe earthquake in New Zealand, the political turmoil in the Middle East and North Africa, and the catastrophe in Japan, there was limited impact to our overall financial performance for the quarter from these events; however, the ongoing effects of the catastrophe in Japan is creating some uncertainty in the operations of our businesses.

Effective in the fourth quarter of fiscal year 2008, we classified our scientific research instruments business (“Research Instruments”) as a discontinued operation for all periods presented in our Condensed Consolidated Statements of Earnings. Research Instruments was previously included in the “Other” category. Unless otherwise stated, the discussion in this MD&A pertains to our continuing operations. Research Instruments did not have revenues and earnings in the second quarter and first six months of fiscal year 2011.

Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufacturers, sells and services hardware and software products for radiation treatment of cancer with conventional radiotherapy, IMRT, IGRT, VMAT (an advanced form of IMRT), stereotactic radiotherapy, stereotactic radiosurgery and brachytherapy.

In our view, the fundamental market forces that drive long-term growth in our Oncology Systems business are the rising cancer incidence; technological advances and product developments that are leading to improvements in patient care; customer demand for more advanced and effective cancer treatments, such as fixed field IMRT, IGRT, stereotactic radiosurgery, brachytherapy and VMAT; competitive conditions among hospitals and clinics to offer such advanced treatments; continued improvement in safety and cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments. We do not know what impact the Affordable Health Care for America Act and similar state proposals will have on long-term growth or demand for our products and services in our Oncology Systems business.

In the second quarter of fiscal year 2010, we introduced the TrueBeamTM system for image-guided radiotherapy and radiosurgery. TrueBeam is a fully-integrated system designed from the ground up to treat a moving target with higher speed and accuracy, and complements, at the high end, our accelerator product line portfolio, including UNIQUETM, Clinac® and Trilogy®. Through April 1, 2011 we had received orders for more than 225 TrueBeam systems since its introduction, a majority of which came from North America. A small portion of these orders represented upgrades from other linear accelerators already in our backlog. We believe TrueBeam will be a valuable tool for clinicians in the fight against cancer and we expect it will stimulate faster replacement of older systems in our installed base. In April 2011, we received approval by the State Food & Drug Administration in China to market and sell our TrueBeam system in China

Oncology Systems net orders increased 9% in the second quarter of fiscal year 2011 over the second quarter of fiscal year 2010. Growth in demand for our service contracts and for our linear accelerators, particularly for the new TrueBeam system, contributed to the growth in total Oncology Systems net orders during the quarter. Internationally, double-digit net order growth in Europe and the rest of the world region was partially offset a decrease in Asia, where we experienced a steep decline in net orders in Japan compared to very high orders levels in the year-ago quarter that related to a supplemental government spending program.

In the second quarter of 2011, Oncology Systems total revenues rose 9% over the second quarter of 2010, with a 19% increase in North America and a 1% increase in the international region. Continuing growth in demand for our Oncology Systems products depends in part on the strength and sustainability of an economic recovery in the United States. In addition, the availability of government programs that stimulate the purchase of healthcare products, such as the one in place in 2010 in Japan, could affect the demand for our products from period to period, and could therefore make it difficult to compare our financial results.

In March 2011, we acquired a privately-held supplier of devices for delivery of brachytherapy treatment of cancer for approximately $8 million.

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

Compared to the second quarter of fiscal year 2010, X-ray Products net orders increased 18% and revenues increased 15% in the second quarter of fiscal year 2011, with both the x-ray tubes and flat panel detector product lines contributing to the net orders and revenue growth. X-ray Products gross margin for the second quarter of fiscal year 2011 increased 1.9 percentage points over the second quarter of fiscal year 2010 as a result of higher sales volumes as well as lower costs of quality.

Our success in our X-ray Products business depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. In addition, changes in access to diagnostic radiology or the reimbursement rates associated with diagnostic radiology as a result of the Affordable Health Care for America Act and similar state proposals will likely affect demand for our products in our X-ray Products business.

Other. The “Other” category is comprised of SIP, the Varian Particle Therapy business (“VPT”), and the operations of the Ginzton Technology Center (“GTC”). (Please refer to Note 17, “Segment Information” to the Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q) .

SIP designs, manufactures, sells and services Linatron® x-ray accelerators, imaging processing software and image detection products (including IntellXTM) for cargo screening and border protection needs. Orders and revenues for our SIP products have been and may continue to be unpredictable as governmental agencies may place large orders in a short time period, such as the $21.0 million order for five of our IntellX cargo screening systems received from U.S. Customs and Border Protection in the second quarter of fiscal year 2011, and then may not place any orders for a long time period thereafter.

VPT develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam radiotherapy using proton beams, for the treatment of cancer. Although proton therapy has been in clinical use for more than four decades, it has not been widely deployed due to high capital cost. We are investing substantial resources to commercialize this technology and to build this new business. We currently have a Conformité Européenne (“CE”) mark to market our proton therapy systems within the European Economic Area (“EEA”). In January 2011, we received 510(k) clearance in the United States for our proton therapy system, which is capable of delivering precise IMPT using pencil beam scanning technology.

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

In the second quarter of fiscal year 2011, net orders in the “Other” category increased $25 million from the year-ago quarter as a result of growth in the SIP business, mainly related to the large order from U.S. Customs and Border Protection. Revenues in the “Other” category increased 20% in the second quarter of fiscal year 2011 from the year-ago quarter.

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

At the beginning of the second quarter of fiscal year 2010, we elected to early adopt the amended software revenue guidance and amended multiple deliverable revenue arrangement guidance on a prospective basis as of the beginning of fiscal year 2010 and have applied the amended guidance for revenue arrangements originating or materially modified after October 2, 2009. Under the amended guidance, the allocation of consideration in a multiple element arrangement is affected by the determination of whether any software deliverables that function together with other hardware components to deliver the hardware products’ essential functionality are considered non-software products for the purpose of revenue recognition. The allocation of consideration to each non-software deliverable is based on the assumptions we use to establish its selling price, which are based on vendor-specific objective evidence (“VSOE”) of selling price, if it exists, otherwise, third-party evidence of selling price, if it exists, and if not on estimated selling prices. In addition, the allocation of consideration to each software deliverable in a multiple element arrangement is affected by our judgment as to whether VSOE of its fair value exists in these arrangements.

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

In addition, revenues related to certain proton therapy commissioning service contracts and highly customized image detection systems are recognized under the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, sales and gross profit are recognized as work is performed, based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Because the percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning the dollar amounts to relevant accounting periods, and because the estimates must be periodically reviewed and appropriately adjusted, if our estimates prove to be inaccurate or circumstances change over time, we may be forced to adjust revenues or even record a contract loss in later periods. If a loss is expected on a contract under the percentage-of-completion method or completed contract method, the estimated loss would be charged to cost of sales in the period the loss is identified.

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

Allowance for Doubtful Accounts

We evaluate the creditworthiness of our customers prior to authorizing shipment for all major sale transactions. Except for government tenders, group purchases and orders with letters of credit in Oncology Systems, SIP and VPT, and orders in our X-ray Products business, our payment terms usually require payment of a small portion of the total amount due when the customer signs the purchase order, a significant amount upon transfer of risk of loss to the customer and the remaining amount upon completion of the installation. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. If our evaluation of our customers’ financial conditions does not reflect our future ability to collect outstanding receivables, additional provisions may be needed and our operating results could be negatively affected.

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

In accordance with Accounting Standard Codification (“ASC”) 350, we evaluate goodwill for impairment at least annually or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. We determine the fair value of our reporting units based on the present value of estimated future cash flows of the reporting units. If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Based on the most recent annual goodwill impairment testing that we performed in the fourth quarter of fiscal year 2010 for each of our four reporting units with goodwill (Oncology Systems, X-ray Products, SIP and VPT), the fair value of each such reporting unit was substantially in excess of its carrying value. We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal years or more frequently if indicators of potential impairment arise.

Warranty Obligations

We warrant most of our products for a specific period of time, usually twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty costs represent our best estimate at the time of sale of the total costs that we will incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates will include historical experience of similar products, as well as a reasonable allowance for start-up expenses. Actual warranty costs could differ from the estimated amounts. On a quarterly basis, we review the accrued balances of our warranty obligations and update the historical warranty cost trends, if required. If we were required to accrue additional warranty costs in the future, it would have a negative effect on our operating results.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2011 is the 52-week period ending September 30, 2011, and fiscal year 2010 was the 52-week period ended October 1, 2010. The fiscal quarters ended April 1, 2011 and April 2, 2010 were both 13-week periods.

Discussion of Results of Operations for the Second Quarter and First Six Months of Fiscal Year 2011 Compared to the Second Quarter and First Six Months of Fiscal Year 2010

Total Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2011	April 2, 2010	Percent Change	April 1, 2011	April 2, 2010	Percent Change
Product	$498.7	$454.4	10%	$930.5	$864.6	8%
Service Contracts and Other	149.7	131.2	14%	297.8	261.9	14%

Total Revenues	$648.4	$585.6	11%	$1,228.3	$1,126.5	9%

Product as a percentage of total revenues	77%	78%		76%	77%
Service Contracts and Other as a percentage of total revenues	23%	22%		24%	23%

Revenues by region

North America	$299.9	$255.0	18%	$522.9	$482.8	8%

Europe	174.4	169.3	3%	378.2	362.3	4%
Asia	152.7	139.3	10%	277.5	243.5	14%
Rest of world	21.4	22.0	(3%)	49.7	37.9	31%

Total International (1)	348.5	330.6	5%	705.4	643.7	10%

Total	$648.4	$585.6	11%	$1,228.3	$1,126.5	9%

North America as a percentage of total revenues	46%	44%		43%	43%
International as a percentage of total revenues	54%	56%		57%	57%

(1)	We consider international revenues to be revenues outside of North America.

The increases in revenues in the second quarter and the first half of fiscal year 2011 over the respective year-ago periods was due to revenue growth in Oncology Systems, X-ray Products and SIP, partially offset by declines in VPT revenues. For the second quarter and the first half of fiscal year 2011, Oncology Systems, X-ray Products and SIP contributed to the growth in product revenues over the respective year-ago periods.

Service contracts and other revenues increased in the second quarter of fiscal year 2011 over the second quarter of fiscal year 2010 primarily due to an increase in Oncology Systems service contract revenues, partially offset by decreases service contract and other revenues in VPT and SIP. Service contract and other revenues increased during the first half of fiscal year 2011 over the year-ago period primarily due to an increase in Oncology Systems service contract revenues and, to a lesser extent, an increase in SIP service contract and other revenues, partially offset by a decline in VPT service contract revenues.

The growth in North American revenues in the second quarter of fiscal year 2011 from the second quarter of fiscal year 2010 was primarily due to an increase in revenues in Oncology Systems and SIP, partially offset by a decrease in revenues in X-ray Products. For the first half of fiscal year 2011, the increase in North American revenues was due to increases in our Oncology Systems, X-ray Products and SIP businesses.

International revenues increased in the second quarter and the first half of fiscal year 2011 over the respective year-ago periods primarily due to increases in international revenues in Oncology Systems, X-ray Products and SIP, which were partially offset by a decline in international revenues in VPT. Overall, the U.S. dollar was weaker against foreign currencies in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010, which favorably affected our second quarter of fiscal year 2011 international revenues when measured in U.S. dollars. For the first half of fiscal year 2011, the fluctuation of the U.S. dollar against foreign currencies compared to the first half of fiscal year 2010 did not have a material impact on revenues.

Oncology Systems Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2011	April 2, 2010	Percent Change	April 1, 2011	April 2, 2010	Percent Change
Product	$362.7	$339.6	7%	$672.4	$646.0	4%
Service Contracts (1)	145.2	124.9	16%	287.9	248.6	16%

Total Oncology Systems revenues	$507.9	$464.5	9%	$960.3	$894.6	7%

Product as a percentage of total Oncology Systems revenues	71%	73%		70%	72%
Service Contracts as a percentage of Oncology Systems revenues	29%	27%		30%	28%
Oncology Systems revenues as a percentage of total revenues	78%	79%		78%	79%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. These exclude revenues from spare parts sold by our service department.

Oncology Systems product revenues increased in the second quarter and the first half of fiscal year 2011 over the year-ago periods primarily due to increases in revenues from sales of our linear accelerators, partially offset by a decrease in revenues from sales of our software products. The increases in Oncology Systems service contract revenues in the second quarter and the first half of fiscal year 2011 over the year-ago periods were primarily driven by increased customer adoption of service contracts as our products become more sophisticated and by an increased number of customers as our installed base of continues to grow.

Revenues by region	Three Months Ended			Six Months Ended
(Dollars in millions)	April 2, 2011	April 2, 2010	Percent Change	April 2, 2011	April 2, 2010	Percent Change
North America	$257.7	$216.0	19%	$445.6	$412.7	8%

Europe	134.4	142.9	(6%)	302.7	305.5	(1%)
Asia	95.3	84.7	13%	164.5	140.8	17%

Rest of world	20.5	20.9	(2%)	47.5	35.6	33%

Total International	250.2	248.5	1%	514.7	481.9	7%

Total Oncology Systems revenues	$507.9	$464.5	9%	$960.3	$894.6	7%

North America as a percentage of Oncology Systems revenues	51%	47%		46%	46%
International as a percentage of Oncology Systems revenues	49%	53%		54%	54%

The increases in North American Oncology Systems revenues in the second quarter and the first half of fiscal year 2011 over the respective year-ago periods were primarily due to increases in revenues from sales of our high energy linear accelerators and an increase in service contract revenues, partially offset by a decrease in revenues from sales of our software products.

In the second quarter of fiscal year 2011, the increase in Oncology Systems international revenues was primarily due to an increase in service contract revenues in all international regions, partially offset by a decrease in revenues from sales of our software products in Europe. Overall, the U.S. dollar was weaker against foreign currencies in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010, which favorably affected our Oncology Systems international revenues when measured in U.S. dollars.

For the first half of fiscal year 2011, the increase in Oncology Systems international revenues was primarily due to an increase in service contract revenues in all international regions, as well as an increase in product revenues from sales of our linear accelerators in Asia and the rest of the world region and from sales of our software products in all international regions. For the first half of fiscal year 2011, the fluctuation of the U.S. dollar against foreign currencies compared to the first half of fiscal year 2010 did not have a material impact on international revenues.

Varying cycles of higher and lower revenues between the international and North American regions is a historical pattern reflecting regional influences such the effects of government economic stimulus programs, the effects of the recession and economic recovery, uncertainty created by healthcare reform and reductions in Medicare reimbursement rates for radiotherapy and radiosurgery in the United States, and different technology adoption cycles that are consistent with the net order patterns discussed more fully under “Net Orders.”

X-ray Products Revenues

Revenues by region	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2011	April 2, 2010	Percent Change	April 1, 2011	April 2, 2010	Percent Change
North America	$33.0	$34.1	(3%)	$65.5	$61.7	6%

Europe	27.4	14.4	91%	49.8	29.4	70%
Asia	56.6	52.6	7%	112.0	100.2	12%
Rest of world	0.8	1.1	(17%)	2.1	2.3	(7%)

Total International	84.8	68.1	25%	163.9	131.9	24%

Total X-ray Products Revenues	$117.8	$102.2	15%	$229.4	$193.6	19%

North America as a percentage of X-ray Products revenues	28%	33%		29%	32%

International as a percentage of X-ray Products revenues	72%	67%		71%	68%

X-ray Products revenues as a percentage of total revenues	18%	17%		19%	17%

In the second quarter of fiscal year 2011, the increase in total X-ray Products revenues over the second quarter of fiscal year 2010 was primarily due to an increase in international revenues, partially offset by a decline in North American revenues. The increase in international X-ray Products revenues for the second quarter of fiscal year 2011 over the second quarter of fiscal year 2010 resulted primarily from increased sales of our flat panel products (including our radiographic flat panels) in Europe and increased sales of our x-ray tube products in Asia and Europe. Declines in revenues from decreased sales of our x-ray tube products in North America contributed to the decrease in North American X-ray Products revenues in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010.

For the first half of fiscal year 2011, both the international region and North America contributed to the increase in X-ray Products revenues over the year-ago period. Increased sales of our flat panel products (including our radiographic flat panels) in all international regions and increased sales of our x-ray tube products in Asia and Europe contributed to the increase in the international X-ray Products for the first half of fiscal year 2011 over the year-ago period. In North America, an increase in revenues from increased sales of our flat panel products (including our radiographic flat panels) was partially offset by a decline in revenues from decreased sales of our x-ray tube products in the first half of fiscal year 2011 compared to the first half of fiscal year 2010.

The fluctuation of the U.S. dollar against foreign currencies did not have a material impact on X-ray Products international revenue growth because sales transactions in the X-ray Products business are primarily denominated in U.S. dollars.

Other Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2011	April 2, 2010	Percent Change	April 1, 2011	April 2, 2010	Percent Change
Product	$18.1	$12.6	44%	$28.6	$25.0	14%
Service Contracts and Other	4.6	6.3	(28%)	10.0	13.3	(25%)

Total Other revenues	$22.7	$18.9	20%	$38.6	$38.3	1%

Other revenues as a percentage of total revenues	4%	4%		3%	4%

Revenues in our “Other” category increased in the second quarter of fiscal year 2011 from the second quarter of fiscal year 2010 primarily due to an increase in SIP product revenues, which was partially offset by a decrease in VPT service contract revenues related to the commissioning of a proton therapy system. For the first half of fiscal year 2011, revenues in the “Other” category increased slightly over the year-ago period primarily because of an increase in SIP product, as well as service contracts and other revenues, which was significantly offset by a decrease in VPT service contract revenues related to the commissioning of a proton therapy system.

Gross Margin

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2011	April 2, 2010	Percent Change	April 1, 2011	April 2, 2010	Percent Change
Dollars by segment
Oncology Systems	$231.2	$209.7	10%	$445.3	$409.9	9%
X-ray Products	47.6	39.3	21%	94.7	76.9	23%
Other	10.2	5.0	106%	15.8	8.2	92%

Gross margin	$289.0	$254.0	14%	$555.8	$495.0	12%

Percentage by segment
Oncology Systems	45.5%	45.2%		46.4%	45.8%
X-ray Products	40.4%	38.5%		41.3%	39.8%
Total Company	44.6%	43.4%		45.3%	43.9%

For the second quarter of fiscal year 2011, the increase in total company gross margin percentage over the second quarter of fiscal year 2010 was primarily due to gross margin improvements in Oncology Systems, X-ray Products and SIP, partially offset by a decrease in gross margin in VPT. For the first half of fiscal year 2011, all the businesses contributed to the increase in total company gross margin percentage over the first half of fiscal year 2010.

For the second quarter of fiscal year 2011, the increase in Oncology Systems gross margin over the second quarter of fiscal year 2010 was primarily due to an increase in Oncology Systems service contract gross margin, partially offset by a decline in Oncology Systems product gross margin. Oncology Systems service contract gross margin increased to 50.3% in the second quarter of fiscal year 2011 from 47.7% in the second quarter of fiscal year 2010 primarily due to higher service contract volume. For the second quarter of fiscal year 2011, Oncology Systems product gross margin was 43.6%, compared to 44.2% in the second quarter of fiscal year 2010. The decrease was primarily due to a lower proportion of product revenues from sales of our software products with higher gross margins, partially offset by lower installation and warranty costs and a higher proportion of product revenues from our TrueBeam system (which carries higher gross margins compared with our other linear accelerators). For the first half of fiscal year 2011, the improvement in Oncology Systems gross margin over the year-ago period was primarily attributable to an increase in product gross margin partially offset by a decline in service contract gross margin. Oncology Systems product gross margin increased to 44.2% in the first half of fiscal year 2011 from 43.5% in the first half of fiscal year 2010, primarily due to lower installation and warranty costs. Oncology Systems service contract gross margin was 51.4% in the first half of fiscal year 2011, compared to 51.8% in the first half of fiscal year 2010. The decrease in service contract gross margin was primarily due to higher costs of quality.

For the second quarter and the first half of fiscal year 2011, X-ray Products gross margin improved over the respective year-ago periods primarily due to higher sales volume, as well as lower costs of quality for our x-ray tube products.

Research and Development

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2011	April 2, 2010	Percent Change	April 1, 2011	April 2, 2010	Percet Change
Research and development	$43.9	$38.9	13%	$82.4	$77.3	7%
As a percentage of total revenues	6.8%	6.7%		6.7%	6.9%

For the second quarter of fiscal year 2011, the $5.0 million increase in research and development expenses was driven by increases in expenses of $2.1 million in the “Other” category, $2.0 million in X-ray Products and $0.9 million in Oncology Systems. The increase in the “Other” category was primarily due to higher expenses for development projects in VPT and, to a lesser extent, an increase in GTC research and development expenses. The $2.0 million increase in X-ray Products was mainly due to higher development expenses for flat panel products and x-ray tubes. The $0.9 million increase in Oncology Systems was primarily due to a $0.7 million unfavorable currency translation impact, as foreign currency denominated research and development expenses for Oncology Systems were translated into weaker U.S. dollars, as well as an increase in material costs and consulting expenses for product development.

The $5.1 million increase in research and development expenses for the first half of fiscal year 2011 compared to the first half of fiscal year 2010 was primarily due to increases in expenses of $3.5 million in the “Other” category and $1.9 million in X-ray Products, partially offset by a decrease in expenses of $0.3 million in Oncology Systems. The $3.5 million increase in the “Other” category was primarily due to higher expenses for development projects in VPT and, to a lesser extent, an increase in GTC research and development expenses. The $1.9 million increase in X-ray Products was mainly due to higher development expenses for flat panel products and x-ray tubes. The $0.3 million decrease in Oncology Systems was attributable primarily to a decrease in material costs and consulting expenses for product development.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2011	April 2, 2010	Percent Change	April 1, 2011	April 2, 2010	Percent Change
Selling, general and administrative	$93.9	$79.5	18%	$185.2	$163.0	14%
As a percentage of total revenues	14.5%	13.6%		15.1%	14.5%

The $14.4 million increase in selling, general and administrative expenses for the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010 was primarily attributable to: (a) an $8.0 million increase in employee-related costs and headcount to support our growing business activities; (b) a $1.8 million increase in fees for certain commission arrangements and product promotions, which were primarily tied to growth in Oncology Systems revenue; (c) a $1.1 million increase in depreciation expense primarily related to a Palo Alto, California facility that was placed in service in the first quarter of fiscal year 2011; (d) a net loss of $0.2 million in the second quarter of fiscal year 2011, compared to a net gain of $0.8 million in the second quarter of 2010, related to hedging balance sheet exposures from our various foreign subsidiaries and business units; and (e) an unfavorable foreign currency impact of $0.8 million as the foreign currency denominated selling, general and administrative expenses of our foreign operations were translated into weaker U.S. dollars. These increases were partially offset by a $1.1 million increase in net income recognized on our equity investment in dpiX Holding LLC (“dpiX Holding”).

The $22.2 million increase in selling, general and administrative expenses for the first half of fiscal year 2011 compared to the first half of fiscal year 2010 was primarily attributable to: (a) a $14.8 million increase in employee-related costs and headcount to support our growing business activities; (b) an $8.2 million net increase in legal expenses and accruals for contingent legal liabilities; and (c) a $1.6 million increase in depreciation expense primarily related to a Palo Alto, California facility that was placed in service in the first quarter of fiscal year 2011. These increases were partially offset by: (i) the inclusion in the year-ago period of $3.0 million related to an October 2009 reduction in force and (ii) a $2.9 million increase in net income recognized on our equity investment in dpiX Holding.

Interest Income (Expense), Net

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2011	April 2, 2010	Percent Change	April 1, 2011	April 2, 2010	Percent Change
Interest income (expense), net	$0.0	$(0.4)	100%	$0.1	$(0.7)	111%

For the second quarter and the first half of fiscal year 2011, the net increases in interest income, net, over the respective year-ago periods were primarily due to lower interest expenses associated with lower levels of long-term debt compared to the second quarter and the first half of fiscal year 2010.

Taxes on Earnings

	Three Months Ended			Six Months Ended
	April 1, 2011	April 2, 2010	Percent Change	April 1, 2011	April 2, 2010	Percent Change
Effective tax rate	31.8%	32.6%	(0.8%)	30.8%	33.1%	(2.3%)

Our effective tax rate was 31.8% for the second quarter of fiscal year 2011, compared to 32.6% for the second quarter of fiscal year 2010. The decrease in our effective tax rate was primarily due to a net benefit for discrete items, primarily the release of certain liabilities for uncertain tax positions, including the expiration of the statutes of limitation in various jurisdictions and the favorable resolution of several income tax audits. For the first half of fiscal year 2011, our effective tax rate was 30.8%, compared to 33.1% in the first half of fiscal year 2010. The decrease was primarily due to a net benefit for discrete items, primarily the release of certain liabilities for uncertain tax positions, including the expiration of the statutes of limitation in various jurisdictions and the favorable resolution of several income tax audits, as well as the benefit of the retroactive reinstatement of the federal research and development credit.

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

Net Earnings Per Diluted Share

	Three Months Ended			Six Months Ended
	April 1, 2011	April 2, 2010	Percent Change	April 1, 2011	April 2, 2010	Percent Change
Net earnings per diluted share	$0.86	$0.73	18%	$1.66	$1.36	22%

The increases in earnings per diluted share in the second quarter and the first half of fiscal year 2011 over the second quarter and the first half of fiscal year 2010 resulted from (i) increases in total revenues, (ii) improvements in gross margin, (iii) decreases in effective tax rate and (iv) reductions in the number of diluted shares of common stock outstanding due mainly to the accelerated stock repurchase programs that were executed in the fourth quarter of 2010 and in the second quarter of fiscal year 2011.

Net Orders

Total Net Orders (by segment and region)	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2011	April 2, 2010	Percent Change	April 1, 2011	April 2, 2010	Percent Change
Oncology Systems:
North America	$223.2	$199.0	12%	$452.2	$390.0	16%

Total International	296.9	277.2	7%	526.9	522.7	1%

Total Oncology Systems	$520.1	$476.2	9%	$979.1	$912.7	7%

X-ray Products:
North America	$38.6	$35.6	9%	$66.9	$46.3	45%

Total International	85.1	69.1	23%	168.7	157.4	7%

Total X-ray Products	$123.7	$104.7	18%	$235.6	$203.7	16%

Other:	$37.7	$12.3	207%	$59.6	$(27.6)	316%

Total Net Orders:	$681.5	$593.2	15%	$1,274.3	$1,088.8	17%

For the second quarter of fiscal year 2011, Oncology Systems net orders grew 9%, or 8% on a constant currency basis, over the second quarter of fiscal year 2010, primarily due to increased net orders in both North America and the international region. The growth in North American Oncology Systems net orders in the second quarter of fiscal year 2011 over the year-ago quarter was primarily due to increased demand for our high energy linear accelerators (including the TrueBeam system) and software upgrades, as well as growth in demand for our service contracts. The growth in international Oncology Systems net orders in the second quarter of fiscal year 2011 over the year-ago quarter was primarily due to growth in demand for our service contracts in Europe and Asia, partially offset by decreased demand for our high energy linear accelerators in Asia, driven primarily by a steep decline in net orders in Japan, where a supplemental spending program contributed to very high orders levels in the year-ago quarter. When measured in constant currency, international Oncology Systems net orders grew 6% in the second quarter of fiscal year 2011 over the second quarter of fiscal year 2010.

For the first half of fiscal year 2011, Oncology Systems grew 7%, or 7% on a constant currency basis, over the first half of fiscal year 2010, primarily due to increased net orders in both North America and the international region. The growth in North American Oncology Systems net orders in the first half of fiscal year 2011 over the year-ago period, helped in part by strong net orders growth in Canada, was primarily due to increased demand for our high energy linear accelerators (including the TrueBeam system) and software upgrades, as well as growth in demand for our service contracts. The growth in international Oncology Systems net orders in the first half of fiscal year 2011 over the year-ago period was primarily due to growth in demand for our service contracts in all international regions, partially offset by decreased demand for our high energy linear accelerators in Asia, which was impacted by the same year-ago supplemental spending program in Japan. When measured in constant currency, international Oncology Systems net orders grew 1% in the first half of fiscal year 2011 over the first half of fiscal year 2010.

The trailing 12 months growth in net orders for Oncology Systems at the end of the second quarter of fiscal year 2011 and at the end of the previous three fiscal quarters were: a 10% total increase, with a 18% increase in North America and an 4% increase for the international region, as of April 1, 2011; a 10% total increase, with a 11% increase in North America and an 10% increase for the international region, as of December 31, 2010; a 10% total increase, with a 4% increase in North America and an 16% increase for the international region, as of October 1, 2010; a 3% total increase, with a 10% decrease in North America and an 18% increase for the international region, as of July 2, 2010; Consistent with the historical pattern, we expect that Oncology Systems net orders will continue to experience regional fluctuations. In addition, the availability of government programs that stimulate the purchase of healthcare products, such as the one in place in 2010 in Japan, could affect the demand for our products from period to period, and could therefore make it difficult to compare our financial results.

In the second quarter of fiscal year 2011, both the international region and North America contributed to the increase in X-ray Products net orders. The increase in international X-ray Products net orders was primarily due to an increase in net orders for flat panel products in Europe and an increase in net orders for x-ray tubes in Asia, partially offset by a decrease in net orders for flat panel products in Asia. The increase in North American X-ray Products net orders was primarily due to an increase in net orders for our x-ray tube products, partially offset by a decrease in net orders for our flat panel products.

For the first half of fiscal year 2011, the increase in X-ray Products net orders was primarily due to an increase in North American net orders and, to a lesser extent, an increase in international net orders. Increased demand for both the x-ray tube products and the flat panel products contributed the increase in North American X-ray Products net orders. The increase in international X-ray Products net orders was primarily due to increased demand for flat panel products in Europe and increased demand for x-ray tube products in Asia and Europe, partially offset by a decline in net orders for flat panel products and Asia.

Net orders in the “Other” category increased $25 million in the second quarter of fiscal year 2011 from the second quarter of fiscal year 2010. For the first half of fiscal year 2011, net orders in the “Other” category increased $87 million from the first half of fiscal year 2010 when we reversed a $62 million proton therapy system order from Skandion Kliniken in Sweden. Excluding the reversal of the proton therapy system order, net orders in the “Other” category increased $25 million in the first half of fiscal year 2011 compared to the year-ago period. The increase in net orders in the “Other” category for the quarter and the year-to-date period was primarily because SIP booked a $21 million order from U.S. Customs and Border Protection for five of our IntellX cargo screening systems after bid award challenges from competitors were dropped.

If the U.S economy continues to improve, we could experience a temporary increase in orders due to pent-up demand of customers, which, in turn, could increase the volatility of our orders and revenues. Orders in any period may not be directly correlated to the level of revenues in any particular future quarter or period since the timing of revenue recognition will vary significantly based on the delivery requirements of individual orders, acceptance schedules and the readiness of individual customer sites for installation of our products. Moreover, certain types of orders, such as software or newly introduced products in our Oncology Systems segment, typically take more time from order to completion of installation and acceptance than hardware or older products.

Discontinued Operations

We sold Research Instruments in the second quarter of fiscal year 2009. Research Instruments has been classified as a discontinued operation in our Condensed Consolidated Statements of Earnings for all periods presented. Research Instruments was previously included in the “Other” category. We did not recognize any revenues in discontinued operations for the three and six months ended April 1, 2011. Total revenues of Research Instruments, reported in discontinued operations, for the three and six months ended April 2, 2010, were $0.1 million and $0.2 million, respectively. Research Instruments did not have any profit or loss for the three and six months ended April 1, 2011 or the three and six months ended April 2, 2010. As of April 1, 2011, we retained one Research Instruments customer contract, which is accounted for under the percentage-of-completion method, under which revenues and costs of sales are adjusted to reflect changes in estimated costs to complete the contracts. The percentage-of-completion method involves considerable use of estimates. If the estimated loss to complete or settle the remaining contract increases, the variance will be recognized in the periods these variances arise. See Note 18, “Discontinued Operations” to the Condensed Consolidated Financial Statements for a detailed discussion.

Backlog

At April 1, 2011, our backlog was $2.2 billion, which is an increase of 11% over the backlog at April 2, 2010. Our Oncology Systems backlog at April 1, 2011 was 12% higher than the backlog at April 2, 2010, which reflects a 13% increase for North America and an 10% increase for the international region.

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

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

(In millions)	April 1, 2011	October 1, 2010	Increase/ (Decrease)
Cash and cash equivalents	$584	$520	$64

Our cash and cash equivalents increased $64 million from $520 million at October 1, 2010 to $584 million at April 1, 2011. The increase in cash and cash equivalents in the first half of fiscal year 2011 was due primarily to $206 million of cash generated from operating activities, $105 million of cash provided by stock option exercises, $100 million of cash provided by net borrowings under our credit facilities and $17 million of cash provided by the excess tax benefits from share-based compensation. These increases were partially offset by $238 million used for the repurchase of VMS common stock and $68 million for related equity forward contracts, as well as $39 million of capital expenditures, $9 million used to satisfy employee tax withholding requirements for employees who tendered VMS stock upon vesting of restricted common stock and restricted stock units and $8 million used for the acquisition of all of the outstanding capital stock of a company. In addition, foreign currency exchange rate changes in the first half of fiscal year 2011 decreased cash and cash equivalents by $1 million.

At April 1, 2011, we had approximately $6 million, or 1%, of total cash and cash equivalents in the United States. Approximately $578 million, or 99%, of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of April 1, 2011, most of our cash and cash equivalents that were held abroad were in U.S. dollars. Because our cash levels in the United States are relatively low, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, stock repurchases, acquisitions and other corporate purposes.

Cash Flows

	Six Months Ended
(In millions)	April 1, 2011	April 2, 2010
Net cash flow provided by (used in):
Operating activities	$206	$224
Investing activities	(48)	(23)
Financing activities	(93)	(107)
Effects of exchange rate changes on cash and cash equivalents	(1)	7

Net increase in cash and cash equivalents	$64	$101

Our primary cash inflows and outflows for the first half of fiscal year 2011, as compared to the first half of fiscal year 2010, were as follows:

•

In the first half of fiscal year 2011, we generated net cash from operating activities of $206 million, compared to $224 million for the first half of fiscal year 2010. The $18 million decrease in net cash from operating activities during the first half of fiscal year 2011 compared to the first half of fiscal year 2010 was driven primarily by a net decrease of $61 million as a result of changes to operating assets and liabilities (working capital items) between the two six-month periods partially offset by an increase of $30 million in net earnings and an increase in non-cash items of $13 million.

During the first half of fiscal year 2011, the major contributors to the net change in working capital items from fiscal year end 2010 were inventories, accounts receivable, advance payments from customers, accrued expenses and prepaid expense and other current assets as follows:

•	Inventories increased by $53 million due to anticipated customer demand for products during fiscal year 2011.

•	Accounts receivable decreased $30 million due to strong collection performance in the first half of fiscal year 2011.

•	Advance payments from customers increased $29 million due to increased orders.

•	Accrued expenses decreased by $29 million primarily due to the decrease in income taxes payable as a result of tax payments made in the first six months of fiscal year 2011.

•	Prepaid expenses and other current assets increased $20 million primarily due to timing of expense payments.

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

•

We used $48 million for investing activities in the first half of fiscal year 2011, compared to $23 million used in the first half of fiscal year 2010. Cash used for purchases of property, plant and equipment was $39 million for the first half of fiscal year 2011 and $19 million for the first half of fiscal year 2010. During the first half of fiscal year 2011, we paid cash of $8 million for the acquisition of all of the outstanding capital stock of a company. In the first half of fiscal year 2010, we made an additional loan of $2 million to dpiX LLC.

•

Net cash used in financing activities was $93 million in the first half of fiscal year 2011, compared to $107 million in the first half of fiscal year 2010. During the first half of fiscal year 2011, we used $238 million for the repurchase of VMS common stock and $68 million for related equity forward contracts, as well as $9 million to satisfy employee tax withholding requirements for employees who tendered VMS stock upon vesting of restricted common stock and restricted stock units. These uses were partially offset by $105 million of proceeds from employee stock option exercises, $100 million of net borrowings under credit facilities and $17 million in excess tax benefits from share-based compensation. During the first half of fiscal year 2010, we used $127 million to repurchase shares of VMS common stock, $7 million for tendered VMS common stock to satisfy employee tax withholding requirements at vesting of restricted common stock and restricted stock units, $4 million for net repayment under our line of credit agreement, and $3 million for repaying banking borrowings. Partially offsetting these uses were proceeds of $28 million from employee stock option exercises, and $5 million in excess tax benefits from share-based compensation.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 3% of revenues in fiscal year 2011.

We have a $225 million credit facility with Bank of America, N.A. (“BofA”), which was amended and restated in November 2008 and then again amended in July 2009 and in August 2010. This credit facility, as amended to date, is referred to as the “Amended BofA Credit Facility.” A portion of the Amended BofA Credit Facility is collateralized with a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. As of April 1, 2011, VMS has pledged to BofA 65% of the voting shares that it holds in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary. Under the Amended BofA Credit Facility, VMS’s Japanese subsidiary (“VMS KK”) can borrow up to 2.7 billion Japanese Yen as part of the overall credit facility (the “Japanese Line of Credit”). At any time amounts are outstanding under the Japanese Line of Credit, the full borrowing capacity is deemed committed for use in Japan and therefore the maximum amount VMS can otherwise borrow under the Amended BofA Credit Facility will be reduced by $35 million to $190 million. VMS guarantees the payment of the outstanding balance under the Japanese Line of Credit.

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

As of April 1, 2011, $113 million was outstanding under the Amended BofA Credit Facility with a weighted average interest rate of 2.52%, of which 1,872 million Japanese Yen, or approximately $22 million, was outstanding under the Japanese Line of Credit. Up to $25 million of the Amended BofA Credit Facility may also be used to support letters of credit issued on behalf of the Company, of which none were outstanding as of April 1, 2011.

The Amended BofA Credit Facility contains customary affirmative and negative covenants for facilities of this type. We have also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets. As of April 1, 2011, we were in compliance with all covenants.

In March 2011, VMS KK entered into an unsecured overdraft agreement with Sumitomo Mitsui Banking Corporation which enable the VMS KK to borrow and have outstanding at any given time a maximum of 500 million Japanese Yen (the “Japanese Overdraft Facility”). Borrowings under the Japanese Overdraft Facility accrue interest at 0.81% per annum. The Japanese Overdraft Facility will expire on June 30, 2011. As of April 1, 2011, amount outstanding under the Japanese Overdraft Facility was 500 million Japanese Yen, or approximately $6 million, with a weighted average interest rate of 0.81%.

As of April 1, 2011, the total amount outstanding under our credit facilities was $119 million, representing the greatest amount outstanding during the first six months of fiscal year 2011. See also Note 8 “Credit Facilities” to the Condensed Consolidated Financial Statements for a discussion regarding the Amended BofA Credit Facility.

Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business, some of which arise from uncertainties and conditions in the United States and global economies and some of which result from strategic decisions, such as the acquisitions of businesses or the repurchase of VMS common stock. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements for the next 12 months. We currently anticipate that we will continue to utilize our available liquidity and cash flows from operations, as well as borrowed funds, to make strategic acquisitions, invest in the growth of our business, invest in advancing our systems and processes and repurchase VMS common stock.

Total debt as a percentage of total capital increased to 9.8% at April 1, 2011 from 3.3% at October 1, 2010 primarily due to increased borrowings under our credit facilities. The ratio of current assets to current liabilities decreased to 1.77 to 1 at April 1, 2011 from 1.86 to 1 at October 1, 2010.

Days Sales Outstanding

Trade accounts receivable days sales outstanding (“DSO”) were 79 days at April 1, 2010 compared to 76 days at April 2, 2010. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments; collections performance; payment terms; and the mix of revenues from different regions. As of April 1, 2011, less than 2% of our accounts receivable balance was related to customer contracts with remaining terms of more than one year.

Stock Repurchase Program

During the three months ended April 1, 2011, we settled an accelerated share repurchase agreement executed on August 24, 2010 with BofA (the “August 2010 Repurchase Agreement”). Pursuant to the August 2010 Repurchase Agreement, we paid to BofA $225 million and BofA delivered 3,888,249 shares of VMS common stock, which was expected to represent approximately 90% of the shares to be repurchased based on the closing price of VMS common stock of $52.08 on August 24, 2010. Under the terms of the August 2010 Repurchase Agreement, the specific number of shares that we ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount, such that we might be entitled to receive additional shares of VMS common stock from BofA or we might be required to deliver VMS shares or, at its option, make a cash payment to BofA. The repurchase period ended on February 23, 2011 and we made cash payment of $26.1 million to settle this contract without receiving or delivering additional VMS shares during the three months ended April 1, 2011.

On February 23, 2011, we entered into another accelerated share repurchase agreement with BofA (the “February 2011 Repurchase Agreement”). Pursuant to the February 2011 Repurchase Agreement, we paid to BofA $280 million and BofA delivered 3,547,474 shares of VMS common stock, representing approximately 85% of the shares to be repurchased based on the closing price of VMS common stock of $67.09 on February 23, 2011. Under the terms of the February 2011 Repurchase Agreement, the specific number of shares that we ultimately will repurchase is based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount. The repurchase period will end on August 19, 2011. However, beginning on April 18, 2011 BofA has the right to accelerate the end of the repurchase period. The February 2011 Repurchase Agreement provides that at the completion of the repurchase period, depending on the volume weighted average share price of VMS common stock during the repurchase period, we may be entitled to receive additional shares of VMS common stock from BofA or we may be required to deliver VMS shares or, at our option, make a cash payment to BofA.

Except for the 3,547,474 shares repurchased during the three months ended April 1, 2011 under the February 2011 Repurchase Agreement, we did not repurchase any VMS common stock during the six months ended April 1, 2011. During the six months ended April 2, 2010, we paid $127 million to repurchase 2,700,000 shares of VMS common stock, of which $72 million was paid during the three months ended April 2, 2010 to repurchase 1,450,000 shares. All shares that were repurchased have been retired.

In February 2011, our Board of Directors authorized the repurchase of an additional 12 million shares of VMS common stock through the end of our fiscal year 2012. As of April 1, 2011, 12,914,277 shares of VMS common stock remained available for repurchase under this and a prior repurchase authorization. Shares may be repurchased in the open market, in privately negotiated transactions or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more large blocks, including accelerated share repurchase arrangements.

Contractual Obligations

Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of April 1, 2011, our liability for uncertain tax positions was $52.7 million. We believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.

In February 2009, we agreed to loan up to $14 million to dpiX LLC (“dpiX”) in four separate installments over a period through the first half of fiscal year 2010, which period could be extended. As of April 1, 2011, we had loaned $8.8 million to dpiX under this loan agreement and we do not know the timing of the funding of the remaining $5.2 million. Please refer to the more detailed discussion in Note 6, “Related Party Transactions” to the Condensed Consolidated Financial Statements.

Except for the addition of the Japanese Overdraft Facility and the change in the outstanding balance under our Amended BofA Credit Facility and the other items discussed above, there has been no significant changes to the other contractual obligations we reported in our 2010 Annual Report.

Contingencies

Environmental Remediation Liabilities

For a discussion of environmental remediation liabilities, see Note 10, “Commitments and Contingencies—Environmental Remediation Liabilities” to the Condensed Consolidated Financial Statements, of which discussion is incorporated herein by reference.

Acquisition-Related Commitments/Obligations

When we acquired ACCEL Instruments GmbH (“ACCEL,” which has since changed its name to Varian Medical Systems Particle Therapy GmbH) in January 2007, ACCEL was involved in a contract-related lawsuit, which we settled by agreeing to perform certain services for a fixed price contract (the “Fixed Price Contract”). As of October 2, 2009, we had a loss accrual of €7.6 million related to the Fixed Price Contract. In the first quarter of fiscal year 2010, we entered into a new contract (the “New Contract”) to perform certain services for a fixed price and we recorded a loss accrual of €0.9 million in connection with the New Contract. As of April 1, 2011, the balance of the loss accrual related to this contingency was €0.2 million. If the actual costs related to the contingency (the New Contract) exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Condensed Consolidated Statement of Earnings in the periods in which these variances arise.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of April 1, 2011, we have not incurred any significant costs since the spin-offs of Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-20 to provide guidance to enhance disclosures related to the credit quality of a company’s financing receivables portfolio and the associated allowance for credit losses. Pursuant to this guidance, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users’ evaluation of the nature of credit risk inherent in the company’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. We adopted this new guidance related to the revised disclosures as of the end of the reporting period in the first quarter of fiscal year 2011 and the revised disclosures related to activities during the reporting period in the second quarter of fiscal year 2011. The adoption of these new disclosures did not have any material impact on our condensed consolidated financial position, results of operations and cash flows.

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

The notional values of our sold and purchased foreign currency forward contracts outstanding as of April 1, 2011 were $171.9 million and $46.6 million, respectively. The notional amounts of forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consisted of cash and cash equivalents as of April 1, 2011. The principal amount of cash and cash equivalents at April 1, 2011 totaled $584 million with a weighted average interest rate of 0.16%.

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

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Amended BofA Credit Facility (including the Japanese Line of Credit). As of April 1, 2011, $113 million was outstanding under the Amended BofA Credit Facility, of which 1,872 million Japanese Yen, or approximately $22 million, was outstanding under the Japanese Line of Credit. If the amount outstanding under the Amended BofA Credit Facility remained at this level for an entire year and interest rate increased or decreased by 1%, our annual interest expense would increase or decrease by an additional $1.1 million. As of April 1, 2011, we also had 500 million Japanese Yen, or approximately $6 million, outstanding under an unsecured overdraft agreement with Sumitomo Mitsui Banking Corporation with a weighted average fixed interest rate of 0.81%. See a detailed discussion of our credit facilities under “Liquidity and Capital Resources” section in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, we had $23.3 million of long-term debt (including the current maturities of long-term debt) outstanding as of April 1, 2011 that was carried at a weighted average fixed interest rate of 6.9%, with principal payments due in various installments over a four-year period. To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future.

The estimated fair value of our cash and cash equivalents (99% of which was held abroad at April 1, 2011 and could be subject to additional taxation if it were repatriated to the United States) and the estimated fair value of our short-term borrowings under the credit facility approximated the principal amounts reflected above based on the maturities of these financial instruments.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 4.    Controls and Procedures

(a)	Disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that IMRT, including VMAT, and IGRT have become accepted standards for treatment in the radiation oncology market. Demand for our IMRT and IGRT products have been historical drivers for our net orders and revenues in Oncology Systems and, because of the significance of Oncology Systems, on our business in general. We recently introduced UNIQUE, a low-energy linear accelerator for more price sensitive markets in international regions, and TrueBeam, a new line of linear accelerators for radiotherapy and radiosurgery, to meet the evolving needs of our IMRT and IGRT customers. We believe TrueBeam will be a valuable tool for clinicians in the fight against cancer and we expect it will stimulate faster replacement of older systems in our installed base. We also believe that our RapidArc products for VMAT, are a significant advance in IMRT treatments and can help drive longer term demand for our linear accelerators and IMRT- and IGRT-related products. Orders for these new products and products lines have contributed greatly to our recent orders growth and are keys to our future success. If our customers do not purchase these products or if future studies call into question the effectiveness of these or our other IMRT or IGRT products (including other VMAT products) or show negative side effects, or if other more effective technologies are introduced, our net orders, revenues and financial results could suffer. In addition, if third party information systems do not support our VMAT technology, customers that have third party information systems may not purchase our RapidArc products, which could negatively impact our net orders and revenues. As more institutions buy or upgrade to achieve these capabilities, the market for IMRT and IGRT products (including VMAT products) may become saturated. Alternatively, the marketplace may conclude that functions and features of our products should no longer be an element of a generally accepted diagnostic or treatment regimen. If this occurs, the market for our products may be adversely affected and they may become less useful or obsolete.

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

SLIGHTLY MORE THAN HALF OF OUR REVENUES ARE INTERNATIONAL, AND ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS COULD ADVERSELY AFFECT OUR SALES OR MAKE THEM LESS PREDICTABLE

We conduct business globally. Our international revenues accounted for approximately 54% and 56% of revenues from continuing operations during the second quarter of fiscal years 2011 and 2010, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so, although we cannot be sure we will be able to meet our sales, service and support objectives or obligations, or recover our investments. Accordingly, our future results could be harmed by a variety of factors, including:

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

As of April 1, 2011, 99% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation and our overall tax rate and our results of operations could suffer.

Our effective tax rate is impacted by tax laws in both the United States and in the respective countries in which our international subsidiaries do business. Earnings from our international region are generally taxed at rates lower than U.S. rates. A change in the percentage of our total earnings from the international region, or a change in the mix of particular tax jurisdictions within the international region could cause our effective tax rate to increase or decrease. Also, we are not currently taxed in the United States on certain undistributed earnings of certain foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes should they either be deemed or actually remitted to the United States, or if tax laws change, in which case our financial results could be adversely affected. In addition, Congress has recently considered proposals that would significantly change U.S. taxation of U.S.-based multinational corporations. Although we cannot predict whether or in what form Congress would enact any such proposals, legislation of this type could negatively impact our effective tax rate and adversely affect our financial results.

OUR RESULTS HAVE BEEN AND MAY CONTINUE TO BE AFFECTED BY THE WORLDWIDE ECONOMIC DOWNTURN

Since fiscal year 2008, the global economy has been impacted by the sequential effects of the subprime lending crisis; the credit market crisis; collateral effects on the finance and banking industries; volatile currency exchange rates and energy costs; concerns about inflation (deflation), slower economic activity, consumer confidence, corporate profits and capital spending, adverse business conditions, liquidity and unemployment. These conditions have shrunk capital equipment budgets, slowed decision-making, made financing for large equipment purchases more expensive and more time consuming to obtain, and made it difficult for our customers and our vendors to accurately forecast and plan future business activities. This, in turn, caused our customers to freeze or dramatically reduce purchases and capital project expenditures. Even with economic recovery, it has taken time for our customers to establish new budgets and may take more time for them to fully return to normal purchasing patterns. Weak economic recovery may also disrupt supply if vendors consolidate or go out of business. As with our customers and vendors, such conditions make it more difficult for us to accurately forecast and plan our future business activities. While we have seen some improvement, we cannot predict the strength or sustainability of an economic recovery, in general or specifically in the healthcare industry. Historically, our business has felt the effects of market trends later than other sectors in the healthcare industry, such as diagnostic radiology, and we may experience the effects of any economic recovery later than others in the healthcare industry. A continued weak or deteriorating healthcare market would inevitably adversely affect our business, financial conditions and results of operations. Also, while the economic downturn has primarily affected our business in North America, other economic turmoil, such as the banking and currency instability in certain European countries, may negatively affect our international business.

In addition, some countries, including Japan, have adopted government stimulus programs to revitalize their economies and improve healthcare and medical services. The availability of stimulus programs in the future could positively affect our results in one period and adversely affect our results in other periods, making it difficult for investors to compare our financial results between fiscal periods.

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

While we use hedging strategies to help offset the effect of fluctuations in foreign currency exchange rates, the protection these strategies provide is affected by the timing of transactions, and the effectiveness of those strategies, the number of transactions that are hedged, forecast volatility and the extent to which exchange rates change. If our hedging strategies do not offset these fluctuations, our revenues and other operating results may be harmed. In addition, movement in foreign currency exchange rates could impact our financial results positively or negatively in one period and not another, making it more difficult to compare our financial results from period to period. Furthermore, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act contains provisions which may impact our existing hedging strategies, but we cannot predict those effects at this time.

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

Marketing a medical device internationally. In order for us to market our products internationally, we must obtain clearances or approvals for products and product modifications. These processes (including for example in the EEA, China, Japan and Canada) can be time consuming, expensive and uncertain, which can delay our ability to market products in those countries. If we do not obtain the clearance or approvals on one or more of our products, or are unduly delayed in doing so, or if a clearance or approval includes significant limitations on the indicated uses of the product, the market for the affected products would be negatively impacted.

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

The laws and regulations and their enforcement are constantly undergoing change, and we cannot predict what effect, if any, changes to these laws and regulations may have on our business. For example, HIPAA was amended by the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), enacted as part of the American Recovery and Reinvestment Act of 2009. The HITECH Act significantly increases the civil money penalties for violations of patient privacy rights protected under HIPAA. Furthermore, business associates who have access to patient health information provided by hospitals and healthcare providers are now directly subject to HIPAA, including the new enforcement scheme and inspection requirements. Moreover, there has been a trend in recent years, both in the United States and internationally, toward more stringent regulation and enforcement of requirements applicable to medical device manufacturers and requirements regarding protection and confidentiality of personal data.

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

Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices and other devices that deliver radiation. Because our products are involved in the intentional delivery of radiation to the human body; other situations where people may come in contact with radiation (for example, when our SIP products are being used to scan cargo); the collection and storage of patient treatment data for medical analysis and treatment delivery; the planning of radiation treatment and diagnostic imaging of the human body; and the diagnosing of medical problems, the possibility for significant injury and/or death exists. Our medical products operate within our customers’ facilities and network systems, and under quality assurance procedures established by the facility that ultimately result in the delivery of radiation to patients. Human and other errors or accidents may arise from the operation of our products in complex environments with products from other vendors, where interoperability or data sharing protocol may not be optimized even though the equipment or system operates according to specifications. As a result, we may face substantial liability to patients, our customers and others for damages resulting from the faulty, or allegedly faulty, design, manufacture, installation, servicing, support, testing or interoperability of our products, or their misuse or failure, as well as liability related to the loss or misuse of private patient data. We may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in our products, or the installation, servicing and support of our products. Any accident or mistreatment could subject us to legal costs, litigation, adverse publicity and damage to our reputation, whether or not our products or services were a factor. Litigation and other legal proceedings can be costly and can divert management’s time and resources. An unfavorable outcome in litigation or proceedings against us could adversely affect our financial results. Adverse publicity regarding any accidents or mistreatments, even ones that do not involve our products, could cause patients to be less receptive to radiotherapy treatments, causing them to question the efficacy of radiation therapy and seek other methods of treatment and adversely impacting our business. Adverse publicity could also result in additional regulation of radiation therapy, medical devices or the healthcare industry in general. Increased regulatory activities could adversely affect our ability to promote, manufacture and sell our products, and therefore negatively impact our business and results of operations.

In addition, if a product we design or manufacture were defective (whether due to design, labeling or manufacturing defects, improper use of the product or other reasons), we may be required to recall the product and notify regulatory authorities. The adverse publicity resulting from a recall could damage our reputation and cause customers to review and potentially terminate their relationships with us. A product recall could consume management time and have an adverse financial impact on our business, including incurring substantial costs, losing revenues and accruing losses under GAAP, any of which may cause our quarterly results to fluctuate.

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

Rapidly evolving technology, intense competition and pricing pressure characterize the markets for radiation therapy equipment and software. Some of our competitors have greater financial, marketing and other resources than we have. Also, we believe that new competitors will enter our markets, as we have encountered new competitors as we enter new markets such as stereotactic radiosurgery, VMAT and proton therapy. To compete successfully, we must provide technically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, together in a complete package of products and services, and to do so ahead of our competitors. As our Oncology Systems products are generally sold on a basis of total value to the customer, our business may suffer when purchase decisions are based solely upon price, which can happen if hospitals and clinics give purchasing decision authority to group purchasing organizations. In addition, additional competitors may delay customer purchasing decisions as customers evaluate the products of these competitors along with ours, potentially extending our sales cycle and adversely affecting our net orders.

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

In our SIP business, we compete with other OEM suppliers, primarily outside of the United States. The market for our SIP products used for nondestructive testing in industrial applications is small and highly fragmented.

The market for proton therapy products is still developing and is characterized by rapidly evolving technology, high competition and pricing pressure. Our ability to compete successfully depends, in part, on our ability to complete the development of our commercial proton therapy system, lower our product costs, develop and provide technically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, including integration of IGRT technologies such as our On-Board Imager (“OBI”).

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

The industries in which we compete are characterized by a substantial amount of litigation over patent and other intellectual property rights. Our competitors, like companies in many high technology businesses, continually review other companies’ activities for possible conflicts with their own intellectual property rights. In addition, non-practicing entities may review our activities for conflicts with their patent rights. Determining whether a product infringes a third party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. We may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties asserting infringement and we have been subject to lawsuits alleging infringement of third-party patent or other intellectual property rights. Any dispute regarding patents or other intellectual property could be costly and time-consuming, and could divert our management and key personnel from our business operations, and we may not prevail in a dispute. We do not maintain insurance for intellectual property infringement, so that costs of defense, whether or not we are successful in defending an infringement claim, will be borne by us and could be significant. If we are unsuccessful in defending an infringement claim, we may be subject to significant damages. We may also be subject to injunctions against development and sale of our products, which could be material. If a third party rights holder is willing to license rights, we may be required to enter into costly royalty or license agreements.

THE LOSS OF A SUPPLIER OR ANY INABILITY TO OBTAIN SUPPLIES OF IMPORTANT COMPONENTS COULD RESTRICT OUR ABILITY TO MANUFACTURE PRODUCTS, CAUSE DELAYS IN OUR ABILITY TO DELIVER PRODUCTS, OR SIGNIFICANTLY INCREASE OUR COSTS

We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier, such as the radioactive sources for high dose afterloaders, klystrons for linear accelerators, transistor arrays and cesium iodide coatings for flat panel detectors, and specialized integrated circuits, x-ray tube targets, housings, glassframes and various other x-ray tube components. If we lose any of these suppliers or if their operations were substantially interrupted, we would be required to obtain and qualify one or more replacement suppliers, which may then also require us to redesign or modify our products to incorporate new parts and/or further require us to obtain clearance, qualification or certification of such product by the FDA or other applicable regulatory approvals in other countries. Events like these could significantly increase costs for the affected product and likely cause material delays in delivery of that and other related products. Although we have insurance to protect against business interruption loss, this insurance coverage may not be adequate or continue to remain available on acceptable terms, if at all. Additionally, some of our single-source suppliers supply components for certain of our rapidly growing product lines. Manufacturing capacity limitations of any of our suppliers or other inability of these suppliers to meet increasing demand could adversely affect us, resulting in curtailed growth opportunities for any of our product lines. Shortage of, and greater demand for, components and subassemblies could also increase manufacturing costs by increasing prices. Disruptions or loss of any of our limited- or sole-source components or subassemblies or the capacity limitations of the suppliers for these components or subassemblies, including the ones referenced above, could adversely affect our business and financial results and could damage our customer relationships.

A SHORTAGE OF RAW MATERIALS COULD RESTRICT OUR ABILITY TO MANUFACTURE PRODUCTS, CAUSE DELAYS, OR SIGNIFICANTLY INCREASE OUR COST OF GOODS

We rely upon the supplies of certain raw materials such as tungsten, lead and copper for Oncology Systems and SIP; copper, lead, tungsten, rhenium, molybdenum zirconium, and various high grades of steel alloy for X-ray Products, and high-grade steel, high-grade copper and iron for VPT. Demand for these raw materials both within the United States and from foreign countries, such as China, has increased over the last few years, resulting in limited supplies and higher prices. Worldwide demand, availability and pricing of these raw materials have been volatile, and we expect that availability and pricing will continue to fluctuate in the future. If supplies are restricted and prices increase, this could constrain our manufacturing of affected products, reduce our profit margins or otherwise adversely affect our business.

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

IF WE FAIL TO SUCCESSFULLY ACQUIRE OR INTEGRATE NEW BUSINESSES, PRODUCTS AND TECHNOLOGY, WE MAY NOT REALIZE EXPECTED BENEFITS OR MAY HARM OUR BUSINESS

We need to grow our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to grow our business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, in March 2011 we acquired all of the outstanding equity of a privately-held supplier of devices for delivery of brachtherapy treatment of cancer. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, completing an acquisition can divert our management and key personnel from our business operations, which could harm our business and affect our financial results. Even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products, technologies or employees into our operations, or may not fully realize some of the expected synergies.

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

THE FINANCIAL RESULTS OF OUR VARIAN PARTICLE THERAPY BUSINESS MAY FLUCTUATE AND BE UNPREDICTABLE

The acquisition of the business we now call VPT should enable us to develop and offer products for delivering image-guided, intensity-modulated proton therapy for the treatment of cancer. Our success in this area will depend upon the wide-spread awareness, acceptance and adoption by the oncology market of proton therapy systems for the treatment of cancer. However, this technology may not be accepted as quickly as others.

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

We expect that a limited number of customers will account for a substantial portion of VPT for the foreseeable future. Because an order for a proton therapy system can be relatively large, an order in one fiscal period will cause our net orders to vary significantly, making comparisons between fiscal periods more difficult. Further, the award of a proton therapy system orders may be subject to challenge by third parties, which can make these orders more unpredictable than other products. If a customer cancels an order for a proton therapy system, such as occurred with the order for a proton therapy system for Skandion Kliniken in Sweden, it would negatively impact our orders in the fiscal period in which the order is cancelled and we would lose the opportunity for the product and services revenues that the order represents.

In addition, many of the components used in proton therapy equipment require a long lead time, which may require an increase in our levels of inventory. This may cause fluctuations in the operating results of VPT that may make it difficult to predict our results and to compare our results from period to period.

Moreover, entrance into the proton therapy business may subject us to increased risk and potential liability. For example, because proton therapy projects are large in scale and require detailed project planning, failure to deliver on our commitments could result in greater than expected liabilities, as we could be required to indemnify business partners and customers for losses suffered or incurred if we are unable to deliver our products in accordance with the terms of customer contracts. Additionally, customers are requesting that the systems vendor, as the primary technology provider, provide guarantees for and suffer penalties in relation to the overall construction project, as well as in some situations participate in or provide project financing for the project. If we must establish special purpose entities to finance and manage a proton therapy project, we may be required to consolidate these special purpose entities in our financial statements. Since the cost of each proton therapy center project will generally exceed $100 million, the amount of potential liability and potential for financial loss may be higher than the levels historically assumed by us for our traditional radiation therapy business and may also exceed the project’s value. Insurance covering these contingencies may be unobtainable. If we cannot reasonably mitigate or eliminate these contingencies or risks, our ability to competitively bid upon proton center projects will be negatively impacted or we may be required to assume material amounts of potential liability, all of which may have adverse consequences to us. In addition, we have encountered and may encounter additional challenges in the commercialization of the proton therapy products, which may increase our research and development costs and delay the introduction of our products. This and other unanticipated events could adversely affect our business and make our results of operations unpredictable.

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

We offer longer or extended payment terms for qualified customers in some circumstances. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of April 1, 2011, customer contracts with remaining terms of more than one year amounted to less than 2% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults and uncollectible accounts, which would affect our net earnings. In addition, longer or extended payment terms could impact the timing of our revenue recognition, and they have in the past and may in the future result in an increase in our days sales outstanding.

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

OUR OPERATIONS ARE VULNERABLE TO INTERRUPTION OR LOSS DUE TO NATURAL OR OTHER DISASTERS, POWER LOSS, STRIKES AND OTHER EVENTS BEYOND OUR CONTROL

We conduct a significant portion of our activities, including manufacturing, administration and data processing at facilities located in the State of California and other seismically active areas that have experienced major earthquakes and other natural disasters. We carry limited earthquake insurance that may not be adequate or continue to be available at commercially reasonable rates and terms. A major earthquake or other disaster (such as a major fire, flood, tsunami, volcanic eruption or terrorist attack) affecting our facilities, or those of our suppliers, could significantly disrupt our operations, and delay or prevent product manufacture and shipment during the time required to repair, rebuild or replace our or our suppliers’ damaged manufacturing facilities; these delays could be lengthy and costly. If any of our customers’ facilities are adversely affected by a disaster, shipments of our products could be delayed. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to quickly respond to a disaster, the ongoing effects of the disaster could create some uncertainty in the operations of our businesses, such as the recent catastrophe in Japan has created. In addition, our facilities, particularly those located in the western states of the United States, may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. Further, our products are typically shipped from a limited number of ports, and any disaster, strike or other event blocking shipment from these ports could delay or prevent shipments and harm our business. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an outbreak of epidemic diseases, such as the swine flu, could have a negative effect on our business operations, those of our suppliers and customers, and the ability to travel, resulting in adverse consequences on our revenues and financial performance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to the shares of common stock repurchased by us during the second quarter of fiscal year 2011.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2011 - January 28, 2011	—		$—	—	4,461,751
January 29, 2011 - February 25, 2011	3,678,187	(2)	$67.22	3,547,474	12,914,277
February 26, 2011 - April 1, 2011	—		$—	—	12,914,277

Total	3,678,187		$—	3,547,474

(1)	On August 6, 2010, VMS’s Board of Directors authorized the repurchase of 8,000,000 shares of VMS common stock from August 7, 2010 through September 30, 2011. In February 2011, our Board of Directors authorized the repurchase of an additional 12,000,000 shares of VMS common stock through the end of our fiscal year 2012. We expect remaining repurchases under these authorization, if any, will be made in open market purchases, in privately negotiated transactions or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more large blocks, including accelerated share repurchase arrangements. Shares will be retired upon repurchase.
(2)	Includes 130,713 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations upon the vesting of restricted common stock and restricted stock units granted under the Company’s employee stock plans.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and reserved

Item 5.	Other Information

None.

Item 6. Exhibits

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

10.1++	Confirmation dated February 23, 2011 by and between the Registrant and Bank of America, N.A.

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and six months ended April 1, 2011 and April 2, 2010; (ii) Condensed Consolidated Statements of Earnings for the three and six months ended April 1, 2011 and April 2, 2010; (iii) Condensed Consolidated Balance Sheets at April 1, 2011 and October 1, 2010; (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended April 1, 2011 and April 2, 2010; and (v) Notes to Condensed Consolidated Financial Statements for the three and six months ended April 1, 2011 and April 2, 2010.

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

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: May 11, 2011	By:	/s/ ELISHA W. FINNEY
Elisha W. Finney
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1++	Confirmation dated February 23, 2011 by and between the Registrant and Bank of America, N.A.

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and six months ended April 1, 2011 and April 2, 2010; (ii) Condensed Consolidated Statements of Earnings for the three and six months ended April 1, 2011 and April 2, 2010; (iii) Condensed Consolidated Balance Sheets at April 1, 2011 and October 1, 2010; (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended April 1, 2011 and April 2, 2010; and (v) Notes to Condensed Consolidated Financial Statements for the three and six months ended April 1, 2011 and April 2, 2010.

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