Form 10-Q
period 2011-07-01
VARIAN MEDICAL SYSTEMS INC
filed 2011-08-10
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 117,184,197 shares of common stock, par value $1 per share, outstanding as of July 29, 2011.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended July 1, 2011

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Revenues:
Product	$490,419	$440,884	$1,420,956	$1,305,434
Service contracts and other	159,019	137,167	456,789	399,094

Total revenues	649,438	578,051	1,877,745	1,704,528

Cost of revenues:

Product	291,080	252,809	817,473	751,124
Service contracts and other	78,603	70,861	224,684	204,028

Total cost of revenues	369,683	323,670	1,042,157	955,152

Gross margin	279,755	254,381	835,588	749,376

Operating expenses:
Research and development	44,426	38,874	126,801	116,182
Selling, general and administrative	94,838	84,742	280,072	247,786

Total operating expenses	139,264	123,616	406,873	363,968

Operating earnings	140,491	130,765	428,715	385,408
Interest income	584	654	2,022	2,182
Interest expense	(504)	(1,472)	(1,868)	(3,675)

Earnings from continuing operations before taxes	140,571	129,947	428,869	383,915
Taxes on earnings	41,966	38,003	130,696	122,082

Earnings from continuing operations	98,605	91,944	298,173	261,833
Loss from discontinued operations, net of taxes	—	(6,450)	—	(6,450)

Net earnings	$98,605	$85,494	$298,173	$255,383

Net earnings (loss) per share - Basic
Continuing operations	$0.84	$0.75	$2.54	$2.13
Discontinued operations	$0.00	$(0.05)	$0.00	$(0.05)

Net earnings per share	$0.84	$0.70	$2.54	$2.08

Net earnings (loss) per share - Diluted
Continuing operations	$0.83	$0.74	$2.49	$2.10
Discontinued operations	$0.00	$(0.05)	$0.00	$(0.05)

Net earnings per share	$0.83	$0.69	$2.49	$2.05

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - Basic	116,874	122,072	117,614	122,871

Weighted average shares outstanding - Diluted	119,064	124,511	119,831	124,531

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	July 1, 2011	October 1, 2010 (1)
Assets
Current assets:
Cash and cash equivalents	$567,922	$520,221
Accounts receivable, net of allowance for doubtful accounts of $5,644 at July 1, 2011 and $4,209 at October 1, 2010	581,862	591,677
Inventories	438,483	363,933
Prepaid expenses and other current assets	130,960	87,267
Deferred tax assets	118,225	118,246

Total current assets	1,837,452	1,681,344

Property, plant and equipment, net	283,185	267,927
Goodwill	216,063	208,451
Other assets	176,579	166,230

Total assets	$2,513,279	$2,323,952

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$119,836	$119,018
Accrued expenses	300,391	287,851
Product warranty	51,969	53,233
Deferred revenues	131,012	141,916
Advance payments from customers	316,948	275,998
Short-term borrowings	—	20,000
Current maturities of long-term debt	11,689	5,525

Total current liabilities	931,845	903,541
Long-term debt	6,250	17,869
Other long-term liabilities	121,137	127,175

Total liabilities	1,059,232	1,048,585

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 117,075 and 118,007 shares issued and outstanding at July 1, 2011 and at October 1, 2010, respectively	117,075	118,007
Capital in excess of par value	596,400	508,366
Retained earnings	768,810	686,598
Accumulated other comprehensive loss	(28,238)	(37,604)

Total stockholders’ equity	1,454,047	1,275,367

Total liabilities and stockholders’ equity	$2,513,279	$2,323,952

(1)	The condensed consolidated balance sheet as of October 1, 2010 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In thousands)	July 1, 2011	July 2, 2010
Cash flows from operating activities:
Net earnings	$298,173	$255,383
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	34,912	26,942
Tax benefits from exercises of share-based payment awards	23,597	11,246
Excess tax benefits from share-based compensation	(21,768)	(8,972)
Depreciation	36,708	33,093
Amortization of intangible assets	2,280	2,563
Deferred taxes	9,585	(1,480)
Provision for doubtful accounts receivable	2,065	1,507
Net change in fair value of derivatives and underlying commitments	219	(2,484)
Loss (gain) on equity investment in affiliate	(4,488)	405
Other	(185)	987
Changes in assets and liabilities:
Accounts receivable	24,961	44,540
Inventories	(68,310)	(80,684)
Prepaid expenses and other current assets	(24,627)	(14,506)
Accounts payable	(2,497)	(7,835)
Accrued expenses	(104)	(23,718)
Deferred revenues	(10,904)	(5,034)
Product warranty	(3,615)	(170)
Advance payments from customers	40,935	54,318
Other long-term liabilities	(10,010)	6,323

Net cash provided by operating activities	326,927	292,424

Cash flows from investing activities:
Purchases of property, plant and equipment	(52,289)	(49,604)
Investment in a privately held company	(13,597)	—
Acquisition of businesses, net of cash acquired	(8,399)	(1,800)
Decrease in cash surrender value of life insurance	425	706
Note repayment (receivable) from affiliate and other, net	(7,492)	98
Other, net	(3,495)	(5,361)

Net cash used in investing activities	(84,847)	(55,961)

Cash flows from financing activities:
Repurchases of common stock	(238,000)	(242,635)
Equity forward contracts	(68,063)	—
Proceeds from issuance of common stock to employees	132,524	45,747
Net payments under line of credit agreements	(20,000)	(4,402)
Excess tax benefits from share-based compensation	21,768	8,972
Employees’ taxes withheld and paid for restricted stock and restricted stock units	(14,188)	(7,302)
Repayments of bank borrowings	(5,459)	(8,940)
Other	(52)	(164)

Net cash used in financing activities	(191,470)	(208,724)

Effects of exchange rate changes on cash and cash equivalents	(2,909)	6,343

Net increase in cash and cash equivalents	47,701	34,082

Cash and cash equivalents at beginning of period	520,221	553,529

Cash and cash equivalents at end of period	$567,922	$587,611

Supplemental information:

VMS common stock valued at $41.3 million was received during the nine months ended July 1, 2011 upon settlement of the February 2011 Repurchase Agreement (see Note 13).

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

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 1, 2010 (the “2010 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of July 1, 2011 and October 1, 2010, results of operations for the three and nine months ended July 1, 2011 and July 2, 2010, and cash flows for the nine months ended July 1, 2011 and July 2, 2010. The results of operations for the three and nine months ended July 1, 2011 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

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

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2011 is the 52-week period ending September 30, 2011, and fiscal year 2010 was the 52-week period that ended on October 1, 2010. The fiscal quarters ended July 1, 2011 and July 2, 2010 were both 13-week periods.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts, accounts payable and short-term borrowings, approximate fair value due to their short maturities. The fair value of the Company’s long-term debt was estimated to be $19.3 million at July 1, 2011 and $25.4 million at October 1, 2010. The estimated fair value of long-term debt was based on the then-current rates available to the Company for debt of similar terms and remaining maturities and also took into consideration default and credit risk. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 220, “Presentation of Comprehensive Income.” This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amended guidance, which must be applied retroactively, will be effective for the Company in the second quarter of fiscal year 2012. The adoption of this amendment concerns disclosure only and the Company does not expect it to have an impact on its consolidated financial position, results of operations or cash flows.

In May 2011, the FASB amended ASC 820, “Fair Value Measurement.” This amendment is intended to result in convergence between GAAP and International Financial Reporting Standards requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment will be effective for the Company in the second quarter of fiscal year 2012. The Company is currently assessing the potential impact, if any, this amendment may have on its consolidated financial position, results of operations and cash flows.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

2. BALANCE SHEET COMPONENTS:

The components of inventories were as follows:

(In millions)	July 1, 2011	October 1, 2010
Inventories:
Raw materials and parts	$234.7	$208.8
Work-in-progress	81.3	54.3
Finished goods	122.5	100.8

Total inventories	$438.5	$363.9

The components of other long-term liabilities were as follows:

(In millions)	July 1, 2011	October 1, 2010
Long-term income taxes payable	$48.9	$56.8
Other	72.2	70.4

Total other long-term liabilities	$121.1	$127.2

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

There were no significant transfers of assets or liabilities between fair value measurement levels during the three and nine months ended July 1, 2011 and July 2, 2010. Transfers between fair value measurement levels are recognized at the end of the reporting period.

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities that were measured at fair value on a recurring basis.

	Fair Value Measurement Using
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at July 1, 2011:
Money market funds	$4.1	$—	$—	$4.1

Total assets measured at fair value	$4.1	$—	$—	$4.1

Liabilities at July 1, 2011:
Derivative liabilities	$—	$(0.2)	$—	$(0.2)
Contingent consideration	—	—	(0.5)	(0.5)

Total liabilities measured at fair value	$—	$(0.2)	$(0.5)	$(0.7)

Assets at October 1, 2010:
Money market funds	$36.4	$—	$—	$36.4

Total assets measured at fair value	$36.4	$—	$—	$36.4

Liabilities at October 1, 2010:
Derivative liabilities	$—	$(0.5)	$—	$(0.5)

Total liabilities measured at fair value	$—	$(0.5)	$—	$(0.5)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

	Fair Value Measurement Using
Line Item in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at July 1, 2011:
Cash and cash equivalents	$3.0	$—	$—	$3.0
Other assets	1.1	—	—	1.1

Total assets measured at fair value	$4.1	$—	$—	$4.1

Liabilities at July 1, 2011:
Accrued liabilities	$—	$(0.2)	$(0.4)	$(0.6)
Other long-term liabilities	—	—	(0.1)	(0.1)

Total liabilities measured at fair value	$—	$(0.2)	$(0.5)	$(0.7)

Assets at October 1, 2010:
Cash and cash equivalents	$35.3	$—	$—	$35.3
Other assets	1.1	—	—	1.1

Total assets measured at fair value	$36.4	$—	$—	$36.4

Liabilities at October 1, 2010:
Accrued liabilities	$—	$(0.5)	$—	$(0.5)

Total liabilities measured at fair value	$—	$(0.5)	$—	$(0.5)

The following table present the reconciliation for all liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Contingent Consideration
Balance at October 1, 2010	$0.0
Additions due to acquisition	(0.5)

Balance at July 1, 2011	$(0.5)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

4. FINANCING RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the creditor’s balance sheet. The Company’s financing receivables, consisting of its notes receivable and accounts receivable with contractual maturities of more than one year, and the related allowance for doubtful accounts are presented in the following table:

(In millions)	July 1, 2011
Accounts receivable with contractual maturities of more than one year:
Gross amount	$16.4
Allowance for doubtful accounts	—

Net amount	$16.4

Amount past due	$1.7

Notes receivable:
Note receivable from related party	$8.8
Note receivable from customer[1]	8.0

Total note receivable	$16.8

Amount past due	$—

[1]	Represents a bridge loan to a customer that will mature no later than December 2011.

During the three months ended July 1, 2011, the Company sold $3 million of accounts receivable with contractual maturities of more than one year. There was no activity in the allowance for doubtful financing receivable accounts during the three months ended July 1, 2011.

5. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” in the Condensed Consolidated Balance Sheets as follows:

(In millions)	July 1, 2011	October 1, 2010
Intangible Assets:
Acquired existing technology	$26.3	$20.7
Patents, licenses and other	19.4	18.9
Customer contracts and supplier relationship	10.4	10.4
Accumulated amortization	(43.3)	(40.8)

Net carrying amount	$12.8	$9.2

Amortization expense for intangible assets was $0.7 million and $0.8 million for the three months ended July 1, 2011 and July 2, 2010, and $2.3 million and $2.6 million for the nine months ended July 1, 2011 and July 2, 2010, respectively. The Company estimates amortization expense on a straight-line basis for the remaining three months of fiscal year 2011, fiscal years 2012 through 2015 and thereafter, to be as follows (in millions): $0.7, $2.4, $2.0, $1.2 and $6.5, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table reflects goodwill activity by reportable operating segment:

(In millions)	Oncology Systems	X-ray Products	Other	Total
Balance at October 1, 2010	$126.7	$4.5	$77.3	$208.5
Acquisition of businesses	3.4	—	—	3.4
Payment or accrual of contingent consideration	—	0.9	—	0.9
Foreign currency translation adjustments	—	—	3.3	3.3

Balance at July 1, 2011	$130.1	$5.4	$80.6	$216.1

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

The investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded income on the equity investment in dpiX Holding of $0.3 million in the three months ended July 1, 2011 and a loss of $1.7 million in the three months ended July 2, 2010. VMS recorded income from the equity investment in dpiX Holding of $4.5 million for the nine months ended July 1, 2011 and a loss of $0.4 million in the nine months ended July 2, 2010. Income and loss on the equity investment in dpiX Holding are included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings. The carrying value of the investment in dpiX Holding, which was included in “Other assets” in the Condensed Consolidated Balance Sheets, was $46.5 million at July 1, 2011 and $45.1 million at October 1, 2010.

In February 2009, VMS agreed to loan $14 million to dpiX in four separate installments. The loan bears interest at prime plus 1% per annum. The principal balance is due and payable to VMS in four installments beginning in December 2011; interest is payable in full according to a quarterly schedule that began in April 2009; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable thereunder, is due and payable on September 10, 2012. As of July 1, 2011, VMS had loaned $8.8 million to dpiX under this loan agreement, which was included in “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets. As of October 1, 2010, VMS had loaned $8.8 million to dpiX under this loan agreement, with the current portion included in “Prepaid expenses and other current assets” and the long-term portion included in “Other assets” in the Condensed Consolidated Balance Sheets. The Company evaluates the collectability of its note receivable with dpiX at least on a quarterly basis, considering the timeliness of recurring payments as well as its financial position and cash flows, and would recognize an impairment loss for any amount the Company deemed uncollectible.

During the three months ended July 1, 2011 and July 2, 2010, the Company purchased glass transistor arrays from dpiX totaling approximately $6.4 million and $7.7 million, respectively. Glass transistor arrays purchased from dpiX totaled $18.7 million for the nine months ended July 1, 2011 and $27.2 million for the nine months ended July 2, 2010. These purchases of glass transistor arrays are included as a component of “Inventory” in the Condensed Consolidated Balance Sheets and “Cost of revenues - product” in the Condensed Consolidated Statements of Earnings for these periods.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

7. PRODUCT WARRANTY

The following table reflects the changes in the Company’s accrued product warranty:

	Nine Months Ended
(In millions)	July 1, 2011	July 2, 2010
Accrued product warranty, at beginning of period	$53.2	$50.8
Charged to cost of revenues	32.0	36.5
Actual product warranty expenditures	(33.2)	(37.7)

Accrued product warranty, at end of period	$52.0	$49.6

8. CREDIT FACILITIES

In July 2007, VMS entered into a credit agreement with Bank of America, N.A. (“BofA”), which was amended and restated on November 10, 2008, and then again amended July 14, 2009, August 11, 2010 and August 24, 2010. As amended to date, the credit agreement with BofA provides for a revolving credit facility that enables the Company to borrow and have outstanding at any given time a maximum of $225 million (the “Amended BofA Credit Facility”). A portion of the Amended BofA Credit Facility is collateralized with a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. As of July 1, 2011, VMS has pledged to BofA 65% of the voting shares that it holds in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary.

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

As of July 1, 2011, there was no outstanding balance under the Amended BofA Credit Facility. At October 1, 2010, $20 million was outstanding under the Amended BofA Credit Facility with a weighted average interest rate of 1.51%, none of which was outstanding under the Japanese Line of Credit. Up to $25 million of the Amended BofA Credit Facility can be used to support letters of credit issued on behalf of the Company, of which none were outstanding as of July 1, 2011 or October 1, 2010.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In March 2011, VMS KK entered into an unsecured overdraft agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 500 million Japanese Yen (the “Japanese Overdraft Facility”). Borrowings under the Japanese Overdraft Facility accrue interest at 0.81% per annum. The Japanese Overdraft Facility expired on June 30, 2011. As of July 1, 2011, there was no outstanding balance under the Japanese Overdraft Facility.

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

The fair values of derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	July 1, 2011	October 1, 2010	Balance Sheet Location	July 1, 2011	October 1, 2010
(In millions)		Fair Value	Fair Value		Fair Value	Fair Value
Derivative designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$—	$—	Accrued liabilities	$—	$0.5
Derivative not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	—	—	Accrued liabilities	0.2	—

Total derivatives		$—	$—		$0.2	$0.5

See Note 3, “Fair Value” and “Valuation of Derivative Instruments” under Critical Accounting Estimates in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding valuation of the Company’s derivative instruments. Also see Note 1, “Significant Accounting Policies” to the Consolidated Financial Statements of the 2010 Annual Report regarding credit risk associated with the Company’s derivative instruments.

Cash Flow Hedging Activities

The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and may hedge certain of the larger foreign currency transactions when they are not denominated in the relevant subsidiary’s functional currency. These foreign currency sales transactions are hedged using foreign currency forward contracts. The Company may use other derivative instruments in the future. The Company enters into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into foreign currency forward contracts for speculative or trading purposes. The foreign currency forward contracts range from one to twelve months in maturity. As of July 1, 2011, the Company did not have any foreign currency forward contracts with an original maturity greater than twelve months.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The hedges of foreign currency denominated forecasted revenues are accounted for in accordance with ASC 815, pursuant to which the Company has designated its hedges of forecasted foreign currency revenues as cash flow hedges. The Company’s designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in “Accumulated other comprehensive income (loss)” is reclassified to revenues. Subsequent changes in fair value of the derivative instrument are recorded in “Selling, general and administrative expenses” to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualified as cash flow hedges under ASC 815, the Company formally documents for each derivative instrument at the hedge’s inception the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, as well as its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instrument designated and qualified as cash flow hedges in “Accumulated other comprehensive income (loss)” and reclassifies these amounts into “Revenues” in the period during which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in “Revenues,” and amounts not included in the assessment of effectiveness in “Cost of revenues” in the Condensed Consolidated Statements of Earnings. During the three and nine months ended July 1, 2011 and July 2, 2010, the Company did not discontinue any cash flow hedges. At the inception of the hedge, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of October 1, 2010, net unrealized loss on derivative instruments of $0.5 million, before tax, was included in “Accumulated other comprehensive income (loss).” As of July 1, 2011, the Company did not have any outstanding foreign currency forward contracts designated as cash flow hedges and the Company did not have any unrealized gain or loss on derivative instruments included in “Accumulated other comprehensive income (loss).”

The following table presents the amounts, before tax, recognized in “Accumulated other comprehensive income (loss)” and in the Condensed Consolidated Statements of Earnings that are related to the effective portion of the foreign currency forward contracts designated as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)
	Three Months Ended		Nine Months Ended		Comprehensive Income	Three Months Ended		Nine Months Ended
(In millions)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010	into Net Earnings (Effective Portion)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Foreign exchange contracts	$—	$(0.7)	$(0.5)	$1.1	Revenues	$—	$1.2	$(1.0)	$1.9

The following table presents the amounts recognized in the Condensed Consolidated Statements of Earnings that are related to (i) the ineffective portion of the cash flow hedges and (ii) the amount excluded from effectiveness testing of the cash flow hedges:

		Three Months Ended		Nine Months Ended
(In millions)	Location of gain (loss) recognized	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Ineffective portion of cash flow hedges - Gain (Loss)	Revenues	$—	$—	$—	$—
Amount excluded from assessment of effective of cash flow hedges - Gain (Loss)	Cost of revenues	$—	$—	$—	$—

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

The Company had the following outstanding foreign currency forward contracts that were either (i) entered into to hedge balance sheet exposures from its various foreign subsidiaries and business units or (ii) were originally designated as cash flow hedges (primarily in Euro and Japanese Yen) and were subsequently de-designated when the forecasted revenues were recognized:

	At July 1, 2011
(In millions)	Notional Value Sold	Notional Value Purchased
Australian Dollar	$24.7	$—
British Pound	—	8.1
Canadian Dollar	4.3	—
Danish Krone	6.1	—
Euro	120.2	—
Japanese Yen	37.8	—
Norwegian Krone	3.4	—
Swedish Krona	1.8	2.3
Swiss Franc	—	43.6

Totals	$198.3	$54.0

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table presents the gains (losses) recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward exchange contracts that are not designated as hedging instruments under ASC 815.

Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Net Earnings on Derivative
	Three Months Ended		Nine Months Ended
(In millions)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Selling, general and administrative expenses	$(4.1)	$7.4	$(7.1)	$19.8

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the remeasurement of monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

Contingent Features

Certain of the Company’s derivative instruments are subject to a master netting agreement which contains provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. The counterparty’s right of set-off is not limited to the derivative instruments and applies to other rights held by the counterparty. Pursuant to the master netting agreement, an event of default includes the Company’s failure to pay the counterparty under the derivative instruments, voluntary or involuntary bankruptcy, the Company’s failure to repay an aggregate of $25 million or more in debts, and deterioration of creditworthiness of the surviving entity when the Company merges or transfers its assets or liabilities to another entity. As of July 1, 2011 and October 1, 2010, the Company did not have significant outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

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

The Company spent $0.5 million (net of amounts borne by VI and VSEA) during each of the three months ended July 1, 2011 and July 2, 2010, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs. The Company spent $0.9 million (net of amounts borne by VI and VSEA) during each of the nine months ended July 1, 2011 and July 2, 2010, respectively, on such costs.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of July 1, 2011, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $2.3 million to $9.5 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year up to thirty years as of July 1, 2011. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $2.3 million for these cleanup projects as of July 1, 2011. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.

The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of July 1, 2011, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in total from $6.5 million to $38.3 million. The time frames over which these costs are estimated to be incurred vary, ranging from one year to thirty years as of July 1, 2011. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $14.5 million at July 1, 2011. Accordingly, the Company has accrued $10.8 million for these costs, which represents the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $2.3 million described in the preceding paragraph.

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

The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. The Company recorded receivables from that insurer of $3.3 million at July 1, 2011 and $3.0 million at October 1, 2010, with the current portion included in “Prepaid expenses and other current assets” and the noncurrent portion included in “Other assets” in the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Acquisition-Related Commitments/Obligations

When the Company acquired ACCEL in January 2007, ACCEL was involved in a contract-related lawsuit, which the Company settled by agreeing to perform certain services for a fixed price contract (the “Fixed Price Contract”). As of October 2, 2009, the Company had a loss accrual of €7.6 million related to the Fixed Price Contract. In the first quarter of fiscal year 2010, the Company entered into a new contract (the “New Contract”) to perform certain services for a fixed price and the Company recorded a loss accrual of €0.9 million in connection with the New Contract. As of July 1, 2011, the balance of the loss accrual related to this contingency (the New Contract) was €1.0 million. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Consolidated Statements of Earnings in the periods in which these variances arise.

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

11. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Defined Benefit Plans
Service cost	$945	$588	$2,713	$1,816
Interest cost	1,283	1,169	3,710	3,650
Expected return on plan assets	(1,251)	(1,156)	(3,622)	(3,605)
Amortization of prior service cost	38	37	113	111
Recognized actuarial loss	512	418	1,538	1,255

Net periodic benefit cost	$1,527	$1,056	$4,452	$3,227

Post-Retirement Benefit Plans
Interest cost	$62	$79	$186	$237
Amortization of transition amount	—	18	—	54
Amortization of prior service cost	1	1	3	3
Recognized actuarial loss	13	16	39	48

Net periodic benefit cost	$76	$114	$228	$342

The Company made contributions to the defined benefit plans of $5.8 million during the nine months ended July 1, 2011. The Company currently expects total contributions to the defined benefit plans for fiscal year 2011 will be approximately $7.3 million. The Company made contributions to the post-retirement benefit plans of $0.4 million during the nine months ended July 1, 2011. The Company currently expects total contributions to the post-retirement benefit plans for fiscal year 2011 will be approximately $0.5 million.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

12. INCOME TAXES

The Company’s effective tax rate on earnings from continuing operations was 29.9% for the three months ended July 1, 2011, compared to 29.2% in the same period of fiscal year 2010. The increase in the Company’s effective tax rate was primarily due to a shift in the geographic mix of earnings, partially offset by a net benefit for discrete items, primarily the release of certain liabilities for uncertain tax positions, including the expiration of the statutes of limitation in various jurisdictions and the favorable resolution of several income tax audits. For the nine months ended July 1, 2011, the Company’s effective tax rate on earnings from continuing operations was 30.5%, compared to 31.8% in the same period of fiscal year 2010. The decrease was primarily due to a net benefit for discrete items, primarily the release of certain liabilities for uncertain tax positions, including the expiration of the statutes of limitation in various jurisdictions and the favorable resolution of several income tax audits, and the benefit of the retroactive reinstatement of the federal research and development credit, partially offset by a shift in the geographic mix of earnings.

The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes.

The total amount of unrecognized tax benefits did not change by a significant amount during the nine months ended July 1, 2011; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as a result of expirations of the statutes of limitation and audit settlements in various jurisdictions.

13. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the three months ended April 1, 2011, the Company settled an accelerated share repurchase agreement executed on August 24, 2010 with BofA (the “August 2010 Repurchase Agreement”). Pursuant to the August 2010 Repurchase Agreement, the Company initially paid to BofA $225 million and BofA delivered 3,888,249 shares of VMS common stock, representing approximately 90% of the shares expected to be repurchased based on the closing price of VMS common stock of $52.08 on August 24, 2010. Under the terms of the August 2010 Repurchase Agreement, the specific number of shares that the Company ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount, such that the Company might be entitled to receive additional shares of VMS common stock from BofA or the Company might be required to deliver VMS shares or, at its option, make a cash payment to BofA. The repurchase period ended on February 23, 2011 and the Company made a cash payment of $26.1 million to settle this contract without receiving or delivering additional VMS shares in March 2011. This cash payment upon settlement, together with $22.5 million, representing approximately 10% of the initial cash payment to BofA, was recorded as an equity forward contract, which was included in “Capital in excess of par value” in the Condensed Consolidated Balance Sheet as of July 1, 2011.

On February 23, 2011, the Company entered into another accelerated share repurchase agreement with BofA (the “February 2011 Repurchase Agreement”). Pursuant to the February 2011 Repurchase Agreement, the Company paid to BofA $280 million and BofA delivered 3,547,474 shares of VMS common stock, representing approximately 85% of the shares expected to be repurchased based on the closing price of VMS common stock of $67.09 on February 23, 2011. The remaining $42 million, representing approximately 15% of the cash payment to BofA, was recorded as an equity forward contract, which was included in “Capital in excess of par value” in the Condensed Consolidated Balance Sheet as of July 1, 2011. Under the terms of the February 2011 Repurchase Agreement, the specific number of shares that the Company ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount. In June 2011, BofA accelerated the end of the repurchase period and the Company received additional 630,921 shares of VMS common stock upon the settlement of the February 2011 Repurchase Agreement. The market value of the shares received of $41.3 million was recorded as a reduction to “Capital in excess of par value” in the Condensed Consolidated Balance Sheet as of July 1, 2011.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

During the nine months ended July 1, 2011, the Company repurchased 4,178,395 shares of VMS common stock (all of which was purchased under the February 2011 Repurchase Agreement), of which 630,921 shares were repurchased for no additional consideration during the three months ended July 1, 2011 in connection with the settlement of the February 2011 Repurchase Agreement. During the nine months ended July 2, 2010, the Company paid $242.6 million to repurchase 4,950,000 shares of VMS common stock, of which $115.9 million was paid during the three months ended July 2, 2010 to repurchase 2,250,000 shares. All shares that were repurchased have been retired. In February 2011, the VMS Board of Directors authorized the repurchase of an additional 12 million shares of VMS common stock through the end of fiscal year 2012. As of July 1, 2011, 12,283,356 shares of VMS common stock remained available for repurchase under this and a prior repurchase authorization. Shares may be repurchased in the open market, in privately negotiated transactions or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more large blocks, including accelerated share repurchase arrangements.

Comprehensive Earnings

The components of comprehensive earnings are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Net earnings	$98,605	$85,494	$298,173	$255,383
Other comprehensive income (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of transition obligation included in net periodic benefit cost	—	11	—	33
Amortization of prior service cost included in net periodic benefit cost	35	34	103	100
Amortization of net actuarial loss included in net periodic benefit cost	415	330	1,242	992

	450	375	1,345	1,125
Unrealized gain (loss) on derivatives:
Increase (decrease) in unrealized gain	—	(434)	(318)	678
Reclassification adjustments	—	(769)	625	(1,189)

	—	(1,203)	307	(511)
Currency translation adjustment	3,194	(7,221)	7,714	(14,298)

Other comprehensive income (loss)	3,644	(8,049)	9,366	(13,684)

Total comprehensive earnings	$102,249	$77,445	$307,539	$241,699

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

14. EMPLOYEE STOCK PLANS

The table below summarizes the share-based compensation expense under ASC 718:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Cost of revenues - Product	$1,055	$956	$3,013	$2,557
Cost of revenues - Service contracts and other	392	638	1,610	1,815
Research and development	1,174	1,354	4,485	3,271
Selling, general and administrative	6,186	7,747	25,803	19,299
Taxes on earnings	(2,942)	(3,849)	(11,827)	(9,627)

Net decrease in net earnings	$5,865	$6,846	$23,084	$17,315

Increase (decrease) on:
Cash flows from operating activities (1)	$(4,282)	$(3,506)	$(21,768)	$(8,972)
Cash flows from financing activities (1)	$4,282	$3,506	$21,768	$8,972

(1)	Amounts represent excess tax benefits from share-based compensation.

During the three and nine months ended July 1, 2011, total share-based compensation expense recognized in earnings before taxes was $8.8 million and $34.9 million, respectively, and the total related recognized tax benefit was $2.9 million and $11.8 million, respectively. During the three and nine months ended July 2, 2010, total share-based compensation expense recognized in earnings before taxes was $10.7 million and $26.9 million, respectively, and the total related recognized tax benefit was $3.8 million and $9.6 million, respectively.

Total share-based compensation expense capitalized as part of inventory for the three and nine months ended July 1, 2011 was $0.6 million and $2.3 million, respectively. Total share-based compensation expense capitalized as part of inventory for the three and nine months ended July 2, 2010 was $84,000 and $0.3 million, respectively.

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Employee Stock Option Plans
Expected term (in years)	5.19	4.73	4.75	4.72
Risk-free interest rate	1.8%	2.0%	2.0%	2.0%
Expected volatility	34.5%	37.3%	35.5%	37.3%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$23.23	$18.28	$23.26	$18.17

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In May 2009, as part of a broader set of cost control initiatives, VMS’s Board of Directors authorized the suspension of the Company’s employee stock purchase plan in fiscal year 2010. A new employee stock purchase plan was introduced in the three months ended December 31, 2010. The option component of employee stock purchase plan shares for the three and nine months ended July 1, 2011 was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Employee Stock Purchase Plan
Expected term (in years)	0.50	—	0.50	—
Risk-free interest rate	0.1%	—	0.2%	—
Expected volatility	12.6%	—	11.9%	—
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$13.09	—	$11.91	—

Activity under the Company’s employee stock plans is presented below:

		Options Outstanding
(In thousands, except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (3)
Balance at October 1, 2010	8,407	10,174	$44.03
Granted (1)	(106)	48	69.67
Cancelled or expired (2)	106	(39)	48.32
Exercised	—	(3,127)	40.44

Balance at July 1, 2011	8,407	7,056	$45.77	4.3	$177,096

Exercisable at July 1, 2011		6,150	$45.29	4.1	$157,341

(1)	The difference between the number of shares granted listed in the column headed “Shares Available for Grant” and the number of shares granted listed in the column headed “Options Outstanding—Number of Shares” represents the awards of restricted stock units and deferred stock units. Restricted stock unit awards and deferred stock unit awards were counted against the shares available for grant limit as 2.5 shares for every one awarded.
(2)	The difference between the number of cancelled or expired shares listed in the column headed “Shares Available for Grant” and the number of cancelled or expired shares listed in the column headed “Options Outstanding—Number of Shares” represents the cancellation of shares of restricted common stock and restricted stock units due to employee terminations.
(3)	The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $70.87 as of July 1, 2011, the last trading date of the second quarter of fiscal year 2011, and which would have been received by the option holders had all option holders exercised and sold their options as of that date.

As of July 1, 2011, there was $9.1 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.7 years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The activity for restricted stock, restricted stock units and deferred stock units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Balance at October 1, 2010	1,333	$46.91
Granted	23	69.38
Vested	(557)	47.52
Cancelled or expired	(27)	46.62

Balance at July 1, 2011	772	$47.16

As of July 1, 2011, unrecognized compensation expense totaling $23.1 million was related to restricted stock, restricted stock units and deferred stock units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.9 years.

15. EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of VMS common stock outstanding for the period. Diluted net earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares under the treasury method.

The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Earnings from continuing operations	$98,605	$91,944	$298,173	$261,833
Loss from discontinued operations, net of taxes	—	(6,450)	—	(6,450)

Net earnings	$98,605	$85,494	$298,173	$255,383

Basic weighted average shares outstanding	116,874	122,072	117,614	122,871
Dilutive effect of potential common shares	2,190	2,439	2,217	1,660

Diluted weighted average shares outstanding	119,064	124,511	119,831	124,531

Net earnings (loss) per share - basic:
Continuing operations	$0.84	$0.75	$2.54	$2.13
Discontinued operations	—	(0.05)	—	(0.05)

Net earnings per share	$0.84	$0.70	$2.54	$2.08

Net earnings (loss) per share - diluted:
Continuing operations	$0.83	$0.74	$2.49	$2.10
Discontinued operations	—	(0.05)	—	(0.05)

Net earnings per share	$0.83	$0.69	$2.49	$2.05

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Based on this calculation, stock options to purchase 47,750 shares at an average exercise price of $69.67 per share and 1,326,128 shares at an average exercise price of $53.16 per share were excluded from the computation of diluted weighted average shares outstanding for the three months ended July 1, 2011 and July 2, 2010, respectively. Stock options to purchase 41,000 shares at an average exercise price of $70.60 and 6,188,386 shares at an average exercise price of $51.27 per share were excluded from the computation of diluted weighted average shares outstanding for the nine months ended July 1, 2011 and July 2, 2010, respectively.

16. BUSINESS COMBINATIONS

On March 4, 2011, the Company acquired all of the outstanding equity of a company, which will be integrated into the Company’s Oncology Systems business. This acquisition was accounted for as a business combination. The total purchase price of $8.0 million consisted of $7.5 million of cash consideration and $0.5 million of contingent consideration at fair value. Of the purchase price, $3.4 million was preliminarily allocated to goodwill, $5.7 million to amortizable intangible assets, and $(1.1) million to net assumed liabilities. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and in this case is not deductible for income tax purposes.

The business combination completed during the nine months ended July 1, 2011 did not have a material impact on the Company’s condensed consolidated financial statements, and therefore pro forma disclosures have not been presented.

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

The following table summarizes selected operating results information for each business segment:

	Three Months Ended		Nine Months Ended
(In millions)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Revenues
Oncology Systems	$513	$456	$1,473	$1,351
X-ray Products	121	103	350	296

Total reportable segments	$634	$559	$1,823	$1,647
Other	16	20	55	58

Total company	$650	$579	$1,878	$1,705

Operating Earnings (Loss)
Oncology Systems	$120	$113	$368	$335
X-ray Products	30	26	88	72

Total reportable segments	$150	$139	$456	$407
Other	(8)	(7)	(21)	(26)
Corporate	(1)	(2)	(6)	4

Total company	$141	$130	$429	$385

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

The Company did not record any profit or loss and did not recognize any revenues in discontinued operations for the three and nine months ended July 1, 2011. For the three months ended July 2, 2010, the Company accrued an additional loss of $6.5 million related to the estimated costs to complete and settle two customer contracts, which were related to the sale of Research Instruments. These contracts had been accounted for under the percentage-of-completion method, under which revenues and costs of sales are adjusted to reflect changes in estimated costs to complete the contracts. Including the additional loss recognized for the two contracts, total losses of Research Instruments for the three and nine months ended July 2, 2010 were both $6.5 million, less applicable income tax of zero. Total revenues of Research Instruments, reported in discontinued operations, for the three and nine months ended July 2, 2010, were $(3.8) million and $(3.6) million, respectively.

As of July 1, 2011, the Company retained one Research Instruments customer contract. If the estimated loss to complete or settle the remaining contract increases, the variance will be recognized in the periods these variances arise.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of July 1, 2011 and the related condensed consolidated statements of earnings for the three and nine-month periods ended July 1, 2011 and July 2, 2010, and the condensed consolidated statement of cash flows for the nine-month periods ended July 1, 2011 and July 2, 2010. These interim financial statements are the responsibility of the Company’s management.

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
August 10, 2011

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

Overview

In the third quarter of fiscal year 2011, net earnings per diluted share from continuing operations increased 12% and revenues from continuing operations increased 12%, or 9% on a constant currency basis, over the year-ago quarter. Gross margin in the third quarter of fiscal year 2011 declined 0.9 percentage points over the year-ago quarter with declines in the gross margins of Oncology Systems and businesses in the “Other” category, partially offset by an improvement in the gross margin of X-ray Products.

In the third quarter of fiscal year 2011, Oncology Systems net orders grew 9% and X-ray Products net orders grew 17% over the year-ago quarter. Our backlog at the end of the third quarter of fiscal year 2011 was 10% higher than at the end of the year-ago quarter. We ended the third quarter of fiscal year 2011 with $568 million of cash and cash equivalents and $18 million of debt.

Effective in the fourth quarter of fiscal year 2008, we classified our scientific research instruments business (“Research Instruments”) as a discontinued operation for all periods presented in our Condensed Consolidated Statements of Earnings. Research Instruments was previously included in the “Other” category. Unless otherwise stated, the discussion in this MD&A pertains to our continuing operations. Research Instruments did not have revenues and earnings in the third quarter and first nine months of fiscal year 2011.

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

In the second quarter of fiscal year 2010, we introduced the TrueBeamTM system for image-guided radiotherapy and radiosurgery. TrueBeam is a fully-integrated system designed from the ground up to treat a moving target with higher speed and accuracy, and complements, at the high end, our accelerator product line portfolio, including UNIQUETM, Clinac® and Trilogy®. Through July 1, 2011 we had received orders for almost 300 TrueBeam systems since its introduction, a majority of which came from North America. A minority of these orders represented upgrades from other linear accelerators already in our backlog. We believe TrueBeam will be a valuable tool for clinicians in the fight against cancer and we expect it will continue to stimulate faster replacement of older systems in our installed base. In April 2011, we received approval by the State Food & Drug Administration in China to market and sell our TrueBeam system in China. In the third quarter of fiscal year 2011, we received Shonin approval from the Japanese Ministry of Health, Labor and Welfare to market the TrueBeam system in Japan.

Oncology Systems net orders increased 9%, or 5% on a constant currency basis, in the third quarter of fiscal year 2011 over the third quarter of fiscal year 2010 primarily due to increased net orders in the international region while North American net orders remained relatively flat. Growth in demand for our service contracts and for our high energy linear accelerators, particularly for the new TrueBeam system, contributed to the growth in total Oncology Systems net orders during the quarter.

In the third quarter of 2011, Oncology Systems total revenues rose 12% over the third quarter of 2010, with a 25% increase in North America and a 2% increase in the international region. Continuing growth in demand for our Oncology Systems products depends in part on the strength and sustainability of an economic recovery in the United States. Oncology Systems gross margin decreased 1.2 percentage points in the third quarter of fiscal year 2011 over the year-ago quarter primarily due to product retrofits and product mix shift towards lower margin products.

In May 2011, we signed an agreement with Augmenix, Inc. (“Augmenix”), a privately-held company that is developing hydrogel products to improve outcomes in radiation oncology, under which we paid $15 million to Augmenix for a minority equity interest plus an exclusive option to purchase the remaining equity interest of Augmenix provided certain agreed-upon milestones have been met.

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

Compared to the third quarter of fiscal year 2010, X-ray Products net orders increased 17% and revenues increased 18% in the third quarter of fiscal year 2011, with both the flat panel detector and x-ray tubes product lines contributing to the net orders and revenue growth. X-ray Products gross margin for the third quarter of fiscal year 2011 increased 0.9 percentage points over the third quarter of fiscal year 2010 as a result of higher sales volumes, product mix shift towards flat panel products (which carry higher gross margins), as well as lower costs of quality. We have been notified by one of our larger customers in Japan that it will be shutting down production for two weeks during the fourth quarter of fiscal year 2011 due to a power shortage stemming from the March 2011 natural disasters in Japan. The financial performance in X-ray Products may potentially be impacted if this customer is unable to compensate for any loss in production or if more of our Japanese customers are similarly impacted.

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

Other. The “Other” category is comprised of Security and Inspections Products (“SIP”), Varian Particle Therapy (“VPT”), and the operations of the Ginzton Technology Center (“GTC”). (Please refer to Note 17, “Segment Information” to the Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q) .

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

In the third quarter of fiscal year 2011, net orders in the “Other” category decreased $2 million and revenues decreased $4 million from the third quarter of fiscal year 2010.

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

Inventories

Our inventories include high technology parts and components that are highly specialized in nature and that are subject to rapid technological obsolescence. We have programs to minimize the required inventories on hand and we regularly review inventory quantities on hand and on order and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimates of product demand and production. Actual demand may differ from our estimates, in which case we may have understated or overstated the provision required for obsolete and excess inventory, which would have an impact on our operating results.

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

Valuation of Derivative Instruments

We use foreign currency forward contracts to reduce the effects of currency fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value (see Note 3, “Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value. The fair value of foreign currency forward contracts are calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in less than 12 months, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty’s discount rate (for net asset) or our discount rate (for net liability). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact on the valuation of our derivative instruments, as well as on our results of operations.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2011 is the 52-week period ending September 30, 2011, and fiscal year 2010 was the 52-week period ended October 1, 2010. The fiscal quarters ended July 1, 2011 and July 2, 2010 were both 13-week periods.

Discussion of Results of Operations for the Third Quarter and First Nine Months of Fiscal Year 2011 Compared to the Third Quarter and First Nine Months of Fiscal Year 2010

Total Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2011	July 2, 2010	Percent Change	July 1, 2011	July 2, 2010	Percent Change
Product	$490.4	$440.8	11%	$1,420.9	$1,305.4	9%
Service Contracts and Other	159.0	137.2	16%	456.8	399.1	14%

Total Revenues	$649.4	$578.0	12%	$1,877.7	$1,704.5	10%

Product as a percentage of total revenues	76%	76%		76%	77%
Service Contracts and Other as a percentage of total revenues	24%	24%		24%	23%

Revenues by region

North America	$301.6	$242.4	24%	$824.5	$725.2	14%

Europe	197.3	175.9	12%	575.5	538.2	7%
Asia	124.2	142.5	(13%)	401.7	386.0	4%
Rest of world	26.3	17.2	53%	76.0	55.1	38%

Total International (1)	347.8	335.6	4%	1,053.2	979.3	8%

Total	$649.4	$578.0	12%	$1,877.7	$1,704.5	10%

North America as a percentage of total revenues	46%	42%		44%	43%
International as a percentage of total revenues	54%	58%		56%	57%

(1)	We consider international revenues to be revenues outside of North America.

The increase in revenues in the third quarter of fiscal year 2011 over the year-ago quarter was due to revenue growth in Oncology Systems and X-ray Products, partially offset by declines in SIP and VPT revenues. For the first nine months of fiscal year 2011, the increase in revenues over the first nine months of fiscal year 2010 was due to revenue growth in Oncology Systems, X-ray Products and SIP, partially offset by a decrease in VPT revenues. For the third quarter and the first nine months of fiscal year 2011, Oncology Systems and X-ray Products contributed to the growth in product revenues over the respective year-ago periods, partially offset by declines in SIP product revenues.

Service contract and other revenues increased during the third quarter and the first nine months of fiscal year 2011 over the respective year-ago periods due to increases in Oncology Systems service contract revenues and, to a lesser extent, increases in SIP service contract and other revenues, partially offset by declines in VPT service contract revenues.

The increases in North American revenues in the third quarter and the first nine months of fiscal year 2011 from the respective year-ago periods were due to increases in revenues in Oncology Systems, X-ray Products and SIP businesses. International revenues increased in the third quarter and the first nine months of fiscal year 2011 over the respective year-ago periods due to increases in international revenues in Oncology Systems and X-ray Products, which were partially offset by declines in international revenues in SIP and VPT. Overall, the U.S. dollar was weaker against foreign currencies in the third quarter and the first nine months of fiscal year 2011 compared to the respective year-ago periods, which favorably affected our international revenues when measured in U.S. dollars.

Oncology Systems Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2011	July 2, 2010	Percent Change	July 1, 2011	July 2, 2010	Percent Change
Product	$358.5	$323.7	11%	$1,030.9	$969.7	6%
Service Contracts (1)	154.0	132.2	16%	441.9	380.8	16%

Total Oncology Systems revenues	$512.5	$455.9	12%	$1,472.8	$1,350.5	9%

Product as a percentage of total Oncology Systems revenues	70%	71%		70%	72%
Service Contracts as a percentage of Oncology Systems revenues	30%	29%		30%	28%
Oncology Systems revenues as a percentage of total revenues	79%	79%		78%	79%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. These exclude revenues from spare parts sold by our service organization.

Oncology Systems product revenues increased in the third quarter and the first nine months of fiscal year 2011 over the year-ago periods primarily due to increases in revenues from sales of our linear accelerators and from sales of our software products. The increases in Oncology Systems service contract revenues in the third quarter and the first nine months of fiscal year 2011 over the year-ago periods were primarily driven by increased customer adoption of service contracts as our products become more sophisticated and by an increased number of customers as our installed base of our products continues to grow.

Revenues by region	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 2, 2011	July 2, 2010	Percent Change	July 2, 2011	July 2, 2010	Percent Change
North America	$259.4	$207.1	25%	$705.0	$619.8	14%

Europe	167.3	139.7	20%	470.0	445.2	6%
Asia	60.4	94.6	(36%)	224.9	235.4	(4%)

Rest of world	25.4	14.5	75%	72.9	50.1	45%

Total International	253.1	248.8	2%	767.8	730.7	5%

Total Oncology Systems revenues	$512.5	$455.9	12%	$1,472.8	$1,350.5	9%

North America as a percentage of Oncology Systems revenues	51%	45%		48%	46%
International as a percentage of Oncology Systems revenues	49%	55%		52%	54%

The increase in North American Oncology Systems revenues in the third quarter of fiscal year 2011 over the year-ago quarter was primarily due to increases in revenues from sales of our high energy linear accelerators and our software products, as well as an increase in service contract revenues. For the first nine months of fiscal year 2011, North American Oncology Systems revenues increased over the first nine months of fiscal year 2010 primarily due to increases in revenues from sales of our high energy linear accelerators and an increase in service contract revenues, partially offset by a decrease in revenues from sales of our software products.

In the third quarter of fiscal year 2011, the increase in Oncology Systems international revenues was primarily due to an increase in service contract revenues in all international regions, as well as increased product revenues from sales of our high energy linear accelerators and our software products in Europe and the rest of the world region, partially offset by decreases in revenues from sales of most of our products in Asia, where we had very high revenues in Japan in the year-ago quarter that were attributable to a supplemental government spending program. Overall, the U.S. dollar was weaker against foreign currencies in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2011, which favorably affected our Oncology Systems international revenues when measured in U.S. dollars.

For the first nine months of fiscal year 2011, the increase in Oncology Systems international revenues was primarily due to an increase in service contract revenues in all international regions, as well as an increase in product revenues from sales of our software products in the rest of the world region and Europe. Overall, the U.S. dollar was weaker against foreign currencies in the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2011, which favorably affected our Oncology Systems international revenues when measured in U.S. dollars.

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

X-ray Products Revenues

Revenues by region	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2011	July 2, 2010	Percent Change	July 1, 2011	July 2, 2010	Percent Change
North America	$35.0	$32.1	9%	$100.5	$93.8	7%

Europe	21.7	19.7	10%	71.5	49.1	46%
Asia	63.2	47.8	32%	175.2	148.0	18%
Rest of world	0.9	2.7	(67%)	3.0	5.0	(39%)

Total International	85.8	70.2	22%	249.7	202.1	24%

Total X-ray Products Revenues	$120.8	$102.3	18%	$350.2	$295.9	18%

North America as a percentage of X-ray Products revenues	29%	31%		29%	32%

International as a percentage of X-ray Products revenues	71%	69%		71%	68%

X-ray Products revenues as a percentage of total revenues	19%	18%		19%	17%

In the third quarter of fiscal year 2011, the increase in total X-ray Products revenues over the third quarter of fiscal year 2010 was primarily due to an increase in international revenues and, to a lesser extent, an increase in North American revenues. The increase in international X-ray Products revenues for the third quarter of fiscal year 2011 over the third quarter of fiscal year 2010 resulted primarily from increased sales of our x-ray tube products in Asia and from increased sales of our flat panel products in Asia and Europe. The increase in revenues from increased sales of our flat panel products was the primary contributor of revenue growth in North America in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010.

For the first nine months of fiscal year 2011, the international region and North America also both contributed to the increase in X-ray Products revenues over the year-ago period. Increased sales of our flat panel products in all international regions and increased sales of our x-ray tube products in Asia and Europe contributed to the increase in the international X-ray Products for the first nine months of fiscal year 2011 over the year-ago period. In North America, an increase in revenues from increased sales of our flat panel products was partially offset by a decline in revenues from decreased sales of our x-ray tube products in the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010.

The fluctuation of the U.S. dollar against foreign currencies did not have a material impact on X-ray Products international revenue growth because sales transactions in the X-ray Products business are primarily denominated in U.S. dollars.

Other Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2011	July 2, 2010	Percent Change	July 1, 2011	July 2, 2010	Percent Change
Product	$11.2	$14.9	(25%)	$39.8	$39.9	(0%)
Service Contracts and Other	4.9	4.9	1%	14.9	18.2	(18%)

Total Other revenues	$16.1	$19.8	(18%)	$54.7	$58.1	(6%)

Other revenues as a percentage of total revenues	2%	3%		3%	4%

Revenues in our “Other” category decreased in the third quarter of fiscal year 2011 from the third quarter of fiscal year 2010 primarily due to a decrease in SIP product revenues and a decrease in VPT service contract revenues related to the commissioning of a proton therapy system. For the first nine months of fiscal year 2011, revenues in the “Other” category decreased over the year-ago period primarily because of a decrease in VPT service contract revenues related to the commissioning of a proton therapy system partially offset by an increase in SIP service contract and other revenues.

Gross Margin

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2011	July 2, 2010	Percent Change	July 1, 2011	July 2, 2010	Percent Change
Dollars by segment
Oncology Systems	$225.2	$205.8	9%	$670.5	$615.7	9%
X-ray Products	49.7	41.2	21%	144.4	118.1	22%
Other	4.9	7.4	(33%)	20.7	15.6	33%

Gross margin	$279.8	$254.4	10%	$835.6	$749.4	12%

Percentage by segment
Oncology Systems	43.9%	45.1%		45.5%	45.6%
X-ray Products	41.2%	40.3%		41.3%	40.0%
Total Company	43.1%	44.0%		44.5%	44.0%

For the third quarter of fiscal year 2011, the decrease in total company gross margin percentage over the third quarter of fiscal year 2010 was primarily due to decreases in gross margins in Oncology Systems, SIP and VPT (resulting from an increase in estimated costs to commission a proton therapy system in Munich, Germany), partially offset by an increase in X-ray Products gross margin. For the first nine months of fiscal year 2011, the increase in total company gross margin percentage over the first nine months of fiscal year 2010 was primarily due to increases in gross margins in X-ray Products and SIP, partially offset by a slight decrease in Oncology Systems gross margin and a decrease in VPT gross margin.

In the third quarter of fiscal year 2011, Oncology Systems total gross margin decreased 1.2 percentage points over the year-ago quarter primarily due to product retrofits and product mix shift towards lower margin products. Oncology Systems service contract gross margin increased to 51.4% in the third quarter of fiscal year 2011 from 48.6% in the third quarter of fiscal year 2010 primarily due to higher service contract volume partially offset by higher product retrofit costs. The increase in Oncology Systems service contract gross margin was more than offset by a decrease in Oncology Systems product gross margin, which was 40.7% for the third quarter of fiscal year 2011, compared to 43.7% in the third quarter of fiscal year 2010, primarily due to product mix shift towards lower margin products.

For the first nine months of fiscal year 2011, Oncology Systems gross margin decreased slightly with a decline in product gross margin partially offset by an improvement in service contract gross margin. Oncology Systems product gross margin decreased to 43.0% in the first nine months of fiscal year 2011 from 43.6% in the first nine months of fiscal year 2010, primarily due to product mix shift towards lower margin products. Oncology Systems service contract gross margin was 51.4% in the first nine months of fiscal year 2011, compared to 50.7% in the first nine months of fiscal year 2010. The increase in service contract gross margin was primarily due to higher service contract volume.

For the third quarter and the first nine months of fiscal year 2011, X-ray Products gross margin improved over the respective year-ago periods primarily due to higher sales volume, product mix shift towards flat panel products (which carry higher gross margins), as well as lower costs of quality for our x-ray tube products.

Research and Development

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2011	July 2, 2010	Percent Change	July 1, 2011	July 2, 2010	Percent Change
Research and development	$44.4	$38.9	14%	$126.8	$116.2	9%
As a percentage of total revenues	6.8%	6.7%		6.8%	6.8%

For the third quarter of fiscal year 2011, the $5.5 million increase in research and development expenses was primarily driven by increases in expenses of $3.8 million in Oncology Systems, $1.3 million in X-ray Products and $0.3 million in the “Other” category. The increase in Oncology Systems was primarily due to a $2.1 million unfavorable currency translation impact, as foreign currency denominated research and development expenses for Oncology Systems were translated into weaker U.S. dollars, as well as an increase in material costs and consulting expenses for product development. The $1.3 million increase in X-ray Products was mainly due to higher development expenses for flat panel and x-ray tube products. The increase $0.3 million increase in the “Other” category was primarily due to an increase in expenses for development projects in VPT, partially offset by a decrease in product development expenses in SIP.

The $10.6 million increase in research and development expenses for the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010 was primarily due to increases in expenses of $3.8 million in the “Other” category, $3.4 million in Oncology Systems and $3.2 million in X-ray Products. The $3.8 million increase in the “Other” category was primarily due to an increase in expenses for development projects in VPT, partially offset by a decrease in product development expenses in SIP. The $3.4 million increase in Oncology Systems was mainly due to a $2.7 million unfavorable currency translation impact, as foreign currency denominated research and development expenses for Oncology Systems were translated into weaker U.S. dollars, as well as an increase in material costs and consulting expenses for product development. The $3.2 million increase in X-ray Products was attributable primarily to higher development expenses for flat panel and x-ray tube products.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2011	July 2, 2010	Percent Change	July 1, 2011	July 2, 2010	Percent Change
Selling, general and administrative	$94.9	$84.7	12%	$280.1	$247.8	13%
As a percentage of total revenues	14.6%	14.7%		14.9%	14.5%

The $10.2 million increase in selling, general and administrative expenses for the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010 was primarily attributable to: (a) unfavorable foreign currency impact of $3.3 million as the foreign currency denominated selling, general and administrative expenses of our foreign operations were translated into weaker U.S. dollars; (b) a $2.8 million increase in employee-related costs and headcount to support our growing business activities; (c) a $2.1 million increase in product promotion expenses and fees for certain commission arrangements, which were primarily tied to growth in Oncology Systems revenue; (d) a $1.2 million increase in bad debt expense and (e) a $0.9 million increase in depreciation and facility expenses primarily related to a Palo Alto, California facility that was placed in service in the first quarter of fiscal year 2011 These increases were partially offset by income of $0.3 million, versus a loss of $1.7 million in the year-ago quarter, recognized on the equity investment in dpiX Holding LLC (“dpiX Holding”).

The $32.3 million increase in selling, general and administrative expenses for the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010 was primarily attributable to: (a) a $17.5 million increase in employee-related costs and headcount to support our growing business activities; (b) an $8.7 million net increase in legal expenses and accruals for contingent legal liabilities; (c) unfavorable foreign currency impact of $3.7 million as the foreign currency denominated selling, general and administrative expenses of our foreign operations were translated into weaker U.S. dollars;

(d) a $3.1 million increase in depreciation and facilities expenses primarily related to a Palo Alto, California facility that was placed in service in the first quarter of fiscal year 2011; and (e) a $2.7 million increase in product promotions and fees for certain commission arrangements, which were primarily tied to growth in Oncology Systems revenue. These increases were partially offset by: (i) income of $4.5 million, versus a loss of $0.4 million in the first nine months of fiscal year 2010, recognized on the equity investment in dpiX Holding and (ii) the inclusion in the year-ago period of $3.0 million related to an October 2009 reduction in force.

Interest Income (Expense), Net

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2011	July 2, 2010	Percent Change	July 1, 2011	July 2, 2010	Percent Change
Interest income (expense), net	$0.1	$(0.8)	n/a	$0.2	$(1.5)	n/a

For the third quarter and the first nine months of fiscal year 2011, the net increases in interest income, net, over the respective year-ago periods were primarily due to lower interest expenses associated with lower levels of long-term debt compared to the third quarter and the first nine months of fiscal year 2010.

Taxes on Earnings

	Three Months Ended			Nine Months Ended
	July 1, 2011	July 2, 2010	Percent Change	July 1, 2011	July 2, 2010	Percent Change
Effective tax rate	29.9%	29.2%	0.7%	30.5%	31.8%	(1.3%)

Our effective tax rate on earnings from continuing operations was 29.9% for the third quarter of fiscal year 2011, compared to 29.2% for the third quarter of fiscal year 2010. The increase in our effective tax rate was primarily due to a shift in the geographic mix of earnings, partially offset by a net benefit for discrete items, primarily the release of certain liabilities for uncertain tax positions, including the expiration of the statutes of limitation in various jurisdictions and the favorable resolution of several income tax audits.

For the first nine months of fiscal year 2011, our effective tax rate on continuing operations was 30.5%, compared to 31.8% in the first nine months of fiscal year 2010. The decrease was primarily due to a net benefit for discrete items, primarily the release of certain liabilities for uncertain tax positions, including the expiration of the statutes of limitation in various jurisdictions and the favorable resolution of several income tax audits, and the benefit of the retroactive reinstatement of the federal research and development credit, partially offset by a shift in the geographic mix of earnings.

In general, our effective income tax rate differs from the U.S. federal statutory rate primarily because our foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and our domestic earnings are subject to state income taxes. Our future effective tax rate could be adversely affected by having lower earnings than anticipated in countries where we have lower statutory rates and higher earnings than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, and by changes in tax laws or interpretations of those laws. For example, recent proposals would make significant changes to U.S. taxation of U.S.-based multinational corporations. Although we cannot predict whether or in what form Congress would enact any such proposals, legislation of this type could have an adverse impact on our effective tax rate. We also expect that our effective tax rate may experience increased fluctuation from period to period under the provisions in ASC 740 related to accounting for uncertainty in income taxes. Please refer to discussion in Note 12, “Income Taxes” of the Notes to the Consolidated Financial Statements in our 2010 Annual Report.

Net Earnings Per Diluted Share

	Three Months Ended			Nine Months Ended
	July 1, 2011	July 2, 2010	Percent Change	July 1, 2011	July 2, 2010	Percent Change
Net earnings per diluted share	$0.83	$0.74	12%	$2.49	$2.10	19%

The increase in net earnings from continuing operations per diluted share in the third quarter of fiscal year 2011 over the third quarter of fiscal year 2010 resulted from (i) an increase in total revenues and (ii) a reduction in the number of diluted shares of common stock outstanding due mainly to the accelerated stock repurchase programs that were executed in the fourth quarter of 2010 and in the second quarter of fiscal year 2011, partially offset by (a) a decrease in gross margin and (b) an increase in effective tax rate.

The increase in net earnings from continuing operations per diluted share in the first nine months of fiscal year 2011 over the first nine months of fiscal year 2010 resulted from (i) an increase in total revenues, (ii) an improvement in gross margin, (iii) a decrease in effective tax rate and (iv) a reduction in the number of diluted shares of common stock outstanding due mainly to the accelerated stock repurchase programs that were executed in the fourth quarter of 2010 and in the second quarter of fiscal year 2011.

Net Orders

Total Net Orders (by segment and region)	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2011	July 2, 2010	Percent Change	July 1, 2011	July 2, 2010	Percent Change
Oncology Systems:
North America	$244.8	$245.4	(0%)	$697.0	$635.4	10%

Total International	308.4	261.2	18%	835.3	783.9	7%

Total Oncology Systems	$553.2	$506.6	9%	$1,532.3	$1,419.3	8%

X-ray Products:
North America	$42.3	$39.2	8%	$109.2	$85.5	28%

Total International	78.6	64.0	23%	247.3	221.4	12%

Total X-ray Products	$120.9	$103.2	17%	$356.5	$306.9	16%

Other:	$17.2	$19.5	(12%)	$76.8	$(8.1)	1052%

Total Net Orders:	$691.3	$629.3	10%	$1,965.6	$1,718.1	14%

For the third quarter of fiscal year 2011, Oncology Systems net orders grew 9%, or 5% on a constant currency basis, over the third quarter of fiscal year 2010, due to increased net orders in the international region while North American Oncology Systems net orders remained flat.

The growth in international Oncology Systems net orders in the third quarter of fiscal year 2011 over the year-ago quarter was primarily due to growth in all international regions in demand for our high energy linear accelerators (including the TrueBeam system) and our service contracts. When measured in constant currency, international Oncology Systems net orders grew 9% in the third quarter of fiscal year 2011 over the third quarter of fiscal year 2010. In North America, the growth in Oncology Systems service contract net orders was offset by declines in Oncology Systems net orders across most product lines.

For the first nine months of fiscal year 2011, Oncology Systems grew 8%, or 6% on a constant currency basis, over the first nine months of fiscal year 2010, primarily due to increased net orders in both North America and the international region. The growth in North American Oncology Systems net orders in the first nine months of fiscal year 2011 over the year-ago period, helped in part by strong net orders growth in Canada, was primarily due to increased demand for our high energy linear accelerators (including the TrueBeam system) and software upgrades, as well as growth in demand for our service contracts. The growth in international Oncology Systems net orders in the first nine month of fiscal year 2011 over the year-ago period was primarily due to increased demand for our high energy linear accelerators (including the TrueBeam system) in Europe and the rest of the world region, partially offset by a decline in demand for our high energy linear accelerators in Asia, where a supplemental spending program in Japan contributed to very high orders levels in the first half of fiscal year 2010. Growth in demand for our service contracts and software upgrades in all international regions also contributed to the growth in international Oncology Systems net orders in the first nine months of fiscal year 2011 over the year-ago period. When measured in constant currency, international Oncology Systems net orders grew 4% in the first nine months of fiscal year 2011 over the first nine months of fiscal year 2010.

The trailing 12 months growth in net orders for Oncology Systems at the end of the third quarter of fiscal year 2011 and at the end of the previous three fiscal quarters were: a 10% total increase, with a 14% increase in North America and a 7% increase for the international region, as of July 1, 2011; a 10% total increase, with an 18% increase in North America and a 4% increase for the international region, as of April 1, 2011; a 10% total increase, with an 11% increase in North America and a 10% increase for the international region, as of December 31, 2010; a 10% total increase, with a 4% increase in North America and a 16% increase for the international region, as of October 1, 2010; Consistent with the historical pattern, we expect that Oncology Systems net orders will continue to experience regional fluctuations. In addition, the availability of government programs that stimulate the purchase of healthcare products, such as the one in place in 2010 in Japan, could affect the demand for our products from period to period, and could therefore make it difficult to compare our financial results.

In the third quarter of fiscal year 2011, both the international region and North America contributed to the increase in X-ray Products net orders over the year-ago quarter. The increase in international X-ray Products net orders was primarily due to an increase in net orders for flat panel products in Asia and Europe and an increase in net orders for x-ray tubes in Asia. The increase in North American X-ray Products net orders was primarily due to an increase in net orders for both our flat panel products and our x-ray tube products.

For the first nine months of fiscal year 2011, the increase in X-ray Products net orders was primarily due to an increase in both international and North American net orders. The increase in international X-ray Products net orders was primarily due to increased demand for flat panel products in Europe and increased demand for x-ray tube products in Asia, partially offset by a decline in net orders for flat panel products in Asia. Increased demand for both the x-ray tube products and the flat panel products contributed the increase in North American X-ray Products net orders.

Net orders in the “Other” category decreased $2 million in the third quarter of fiscal year 2011 from the third quarter of fiscal year 2010 primarily due to a decrease in net orders for SIP products. For the first nine months of fiscal year 2011, net orders in the “Other” category increased $85 million from the first nine months of fiscal year 2010 when we reversed a $62 million proton therapy system order from Skandion Kliniken in Sweden. Excluding the reversal of the proton therapy system order, net orders in the “Other” category increased $23 million in the first nine months of fiscal year 2011 compared to the year-ago period primarily because SIP booked a $21 million order from U.S. Customs and Border Protection for five of our IntellX cargo screening systems.

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

Discontinued Operations

We sold Research Instruments in the second quarter of fiscal year 2009. Research Instruments has been classified as a discontinued operation in our Condensed Consolidated Statements of Earnings for all periods presented. Research Instruments was previously included in the “Other” category. We did not have any profit or loss and did not recognize any revenues in discontinued operations for the three and nine months ended July 1, 2011. For the three months ended July 2, 2010, we accrued an additional loss of $6.5 million related to the estimated costs to complete and settle two customer contracts, which were related to the sale of Research Instruments. These contracts had been accounted for under the percentage-of-completion method, under which revenues and costs of sales are adjusted to reflect changes in estimated costs to complete the contracts. Including the additional loss recognized for the two contracts, total losses of Research Instruments for the third quarter and the first nine months of fiscal year 2010 were both $6.5 million, less applicable income tax of zero. Total revenues reported in discontinued operations for the third quarter and the first nine months of fiscal year 2010, were $(3.8) million and $(3.6) million, respectively.

As of July 1, 2011, we retained one Research Instruments customer contract. If the estimated loss to complete or settle the remaining contract increases, the variance will be recognized in the periods these variances arise. See Note 18, “Discontinued Operations” to the Condensed Consolidated Financial Statements for a detailed discussion.

Backlog

At July 1, 2011, our backlog was $2.3 billion, which is an increase of 10% over the backlog at July 2, 2010. Our Oncology Systems backlog at July 1, 2011 was 11% higher than the backlog at July 2, 2010, which reflects an 8% increase for North America and a 16% increase for the international region.

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

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

(In millions)	July 1, 2011	October 1, 2010	Increase/ (Decrease)
Cash and cash equivalents	$568	$520	$48

Our cash and cash equivalents increased $48 million from $520 million at October 1, 2010 to $568 million at July 1, 2011. The increase in cash and cash equivalents in the first nine months of fiscal year 2011 was due primarily to $327 million of cash generated from operating activities, $133 million of cash provided by stock option exercises and $22 million of cash provided by the excess tax benefits from share-based compensation. These increases were partially offset by $238 million used for the repurchase of VMS common stock and $68 million for related equity forward contracts, $52 million of capital expenditures, $20 million of cash used for net repayments under our credit facilities, $15 million used for investment in a minority equity interest plus an exclusive option to purchase the remaining equity interest of Augmenix, $14 million used to satisfy employee tax withholding requirements for employees who tendered VMS stock upon vesting of restricted common stock and restricted stock units, $8 million used for the acquisition of all of the outstanding capital stock of a company and $8 million for a loan to a customer. In addition, foreign currency exchange rate changes in the first nine months of fiscal year 2011 decreased cash and cash equivalents by $3 million.

At July 1, 2011, we had approximately $5 million, or 1%, of total cash and cash equivalents in the United States. Approximately $563 million, or 99%, of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of July 1, 2011, most of our cash and cash equivalents that were held abroad were in U.S. dollars. Because our cash levels in the United States are relatively low, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, stock repurchases, acquisitions and other corporate purposes.

Cash Flows

	Nine Months Ended
(In millions)	July 1, 2011	July 2, 2010
Net cash flow provided by (used in):
Operating activities	$327	$293
Investing activities	(85)	(56)
Financing activities	(191)	(209)
Effects of exchange rate changes on cash and cash equivalents	(3)	6

Net increase in cash and cash equivalents	$48	$34

Our primary cash inflows and outflows for the first nine months of fiscal year 2011, as compared to the first nine months of fiscal year 2010, were as follows:

•

In the first nine months of fiscal year 2011, we generated net cash from operating activities of $327 million, compared to $293 million for the first nine months of fiscal year 2010. The $34 million increase in net cash from operating activities during the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010 was driven primarily by an increase of $43 million in net earnings and an increase in non-cash items of $19 million partially offset by a net decrease of $28 million as a result of changes to operating assets and liabilities (working capital items) between the two nine-month periods.

During the first nine months of fiscal year 2011, the major contributors to the net change in working capital items from fiscal year end 2010 were inventories, advance payments from customers, accounts receivable, deferred revenues, other long-term liabilities and prepaid expense and other current assets as follows:

•	Inventories increased by $68 million due to anticipated customer demand for products during fiscal year 2011.

•	Advance payments from customers increased $41 million due to increased orders.

•	Accounts receivable decreased $25 million due to strong collection performance in the first nine months of fiscal year 2011.

•	Deferred revenues decreased by $11 million primarily due to timing of revenue recognized based on customer acceptance of our Oncology Systems products.

•

Other long-term liabilities decreased by $10 million primarily due to a decrease in long-term income taxes payable as a result of the expiration of the statutes of limitation in various jurisdictions and the favorable resolution of several income tax audits.

•	Prepaid expenses and other current assets increased $25 million primarily due to timing of expense payments.

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

•

We used $85 million for investing activities in the first nine months of fiscal year 2011, compared to $56 million used in the first nine months of fiscal year 2010. Cash used for purchases of property, plant and equipment was $52 million for the first nine months of fiscal year 2011 and $50 million for the first nine months of fiscal year 2010. During the first nine months of fiscal year 2011, we paid $15 million to Augmenix for a minority equity interest plus an exclusive option to purchase the remaining equity interest of Augmenix, paid cash of $8 million for the acquisition of all of the outstanding capital stock of a company and used $8 million for a loan to a customer.

•

Net cash used in financing activities was $191 million in the first nine months of fiscal year 2011, compared to $209 million in the first nine months of fiscal year 2010. During the first nine months of fiscal year 2011, we used $238 million for the repurchase of VMS common stock and $68 million for related equity forward contracts, $20 million for net repayments under our line of credit agreements, $14 million to satisfy employee tax withholding requirements for employees who tendered VMS stock upon vesting of restricted common stock and restricted stock units and $5 million for repaying banking borrowings. These uses were partially offset by $133 million of proceeds from employee stock option exercises and employee stock purchases and $22 million in excess tax benefits from share-based compensation. During the first nine months of fiscal year 2010, we used $243 million to repurchase shares of VMS common stock, $9 million for repaying bank borrowings, $7 million for tendered VMS common stock to satisfy employee tax withholding requirements upon vesting of restricted common stock and restricted stock units and $4 million for net repayment under our credit facility. Partially offsetting these uses were proceeds of $46 million from employee stock option exercises and $9 million in excess tax benefits from share-based compensation.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 3% of revenues in fiscal year 2011.

We have a $225 million credit facility with Bank of America, N.A. (“BofA”), which was amended and restated in November 2008 and then again amended in July 2009 and in August 2010. This credit facility, as amended to date, is referred to as the “Amended BofA Credit Facility.” A portion of the Amended BofA Credit Facility is collateralized with a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. As of July 1, 2011, VMS has pledged to BofA 65% of the voting shares that it holds in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary. Under the Amended BofA Credit Facility, VMS’s Japanese subsidiary (“VMS KK”) can borrow up to 2.7 billion Japanese Yen as part of the overall credit facility (the “Japanese Line of Credit”). At any time amounts are outstanding under the Japanese Line of Credit, the full borrowing capacity is deemed committed for use in Japan and therefore the maximum amount VMS can otherwise borrow under the Amended BofA Credit Facility will be reduced by $35 million to $190 million. VMS guarantees the payment of the outstanding balance under the Japanese Line of Credit.

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

As of July 1, 2011, there was no outstanding balance under the Amended BofA Credit Facility. Up to $25 million of the Amended BofA Credit Facility can be used to support letters of credit issued on our behalf, of which none were outstanding as of July 1, 2011.

The Amended BofA Credit Facility contains customary affirmative and negative covenants for facilities of this type. We have also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets. As of July 1, 2011, we were in compliance with all covenants. See also Note 8 “Credit Facilities” to the Condensed Consolidated Financial Statements for a discussion regarding the Amended BofA Credit Facility.

In March 2011, VMS KK entered into an unsecured overdraft agreement with Sumitomo Mitsui Banking Corporation which enable the VMS KK to borrow and have outstanding at any given time a maximum of 500 million Japanese Yen (the “Japanese Overdraft Facility”). Borrowings under the Japanese Overdraft Facility accrue interest at 0.81% per annum. The Japanese Overdraft Facility expired on June 30, 2011.

During the first nine months of fiscal year 2011, the amount outstanding under our credit facilities reached $119 million, which was primarily used to finance an accelerated share repurchase agreement executed in February 2011.

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

Total debt as a percentage of total capital decreased to 1.2% at July 1, 2011 from 3.3% at October 1, 2010 primarily due to the repayments under our credit facilities. The ratio of current assets to current liabilities increased to 1.97 to 1 at July 1, 2011 from 1.86 to 1 at October 1, 2010.

Days Sales Outstanding

Trade accounts receivable days sales outstanding (“DSO”) were 81 days at July 1, 2011 compared to 80 days at July 2, 2010. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments; collections performance; payment terms; and the mix of revenues from different regions. As of July 1, 2011, less than 2% of our accounts receivable balance was related to customer contracts with remaining terms of more than one year.

Stock Repurchase Program

During the three months ended April 1, 2011, we settled an accelerated share repurchase agreement executed on August 24, 2010 with BofA (the “August 2010 Repurchase Agreement”). Pursuant to the August 2010 Repurchase Agreement, we initially paid to BofA $225 million and BofA delivered 3,888,249 shares of VMS common stock, representing approximately 90% of the shares expected to be repurchased based on the closing price of VMS common stock of $52.08 on August 24, 2010. Under the terms of the August 2010 Repurchase Agreement, the specific number of shares that we ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount, such that we might be entitled to receive additional shares of VMS common stock from BofA or we might be required to deliver VMS shares or, at our option, make a cash payment to BofA. The repurchase period ended on February 23, 2011 and we made a cash payment of $26.1 million to settle this contract without receiving or delivering additional VMS shares in March 2011.

On February 23, 2011, we entered into another accelerated share repurchase agreement with BofA (the “February 2011 Repurchase Agreement”). Pursuant to the February 2011 Repurchase Agreement, we paid to BofA $280 million and BofA delivered 3,547,474 shares of VMS common stock, representing approximately 85% of the shares expected to be repurchased based on the closing price of VMS common stock of $67.09 on February 23, 2011. Under the terms of the February 2011 Repurchase Agreement, the specific number of shares that we ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount. In June 2011, BofA accelerated the end of the repurchase period and we received additional 630,921 shares of VMS common stock, with a then market value of approximately $41.3 million, upon the settlement of the February 2011 Repurchase Agreement.

During the nine months ended July 1, 2011, we repurchased 4,178,395 shares of VMS common stock (all of which was purchased under the February 2011 Repurchase Agreement), of which 630,921 shares were repurchased for no additional consideration during the three months ended July 1, 2011 in connection with the settlement of the February 2011 Repurchase Agreement. During the nine months ended July 2, 2010, we paid $242.6 million to repurchase 4,950,000 shares of VMS common stock, of which $115.9 million was paid during the three months ended July 2, 2010 to repurchase 2,250,000 shares. All shares that were repurchased have been retired. In February 2011, our Board of Directors authorized the repurchase of an additional 12 million shares of VMS common stock through the end of our fiscal year 2012. As of July 1, 2011, 12,283,356 shares of VMS common stock remained available for repurchase under this and a prior repurchase authorization. Shares may be repurchased in the open market, in privately negotiated transactions or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more large blocks, including accelerated share repurchase arrangements.

Contractual Obligations

Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of July 1, 2011, our liability for uncertain tax positions was $48.9 million. We believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.

In February 2009, we agreed to loan up to $14 million to dpiX LLC (“dpiX”) in four separate installments over a period through the first half of fiscal year 2010, which period could be extended. As of July 1, 2011, we had loaned $8.8 million to dpiX under this loan agreement and we do not know the timing of the funding of the remaining $5.2 million. Please refer to the more detailed discussion in Note 6, “Related Party Transactions” to the Condensed Consolidated Financial Statements.

Except for the changes in the outstanding balance under our credit facilities and the other items discussed above, there has been no significant changes to the other contractual obligations we reported in our 2010 Annual Report.

Contingencies

Environmental Remediation Liabilities

For a discussion of environmental remediation liabilities, see Note 10, “Commitments and Contingencies - Environmental Remediation Liabilities” to the Condensed Consolidated Financial Statements, of which discussion is incorporated herein by reference.

Acquisition-Related Commitments/Obligations

When we acquired ACCEL Instruments GmbH (“ACCEL,” which has since changed its name to Varian Medical Systems Particle Therapy GmbH) in January 2007, ACCEL was involved in a contract-related lawsuit, which we settled by agreeing to perform certain services for a fixed price contract (the “Fixed Price Contract”). As of October 2, 2009, we had a loss accrual of €7.6 million related to the Fixed Price Contract. In the first quarter of fiscal year 2010, we entered into a new contract (the “New Contract”) to perform certain services for a fixed price and we recorded a loss accrual of €0.9 million in connection with the New Contract. As of July 1, 2011, the balance of the loss accrual related to this contingency was €1.0 million. If the actual costs related to the contingency (the New Contract) exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Condensed Consolidated Statement of Earnings in the periods in which these variances arise.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of July 1, 2011, we have not incurred any significant costs since the spin-offs of Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended ASC 220, “Presentation of Comprehensive Income.” This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amended guidance, which must be applied retroactively, will be effective for us in the second quarter of fiscal year 2012. The adoption of this amendment concerns disclosure only and we do not expect it to have an impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB amended ASC 820, “Fair Value Measurement.” This amendment is intended to result in convergence between GAAP and International Financial Reporting Standards requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment will be effective for us in the second quarter of fiscal year 2012. We are currently assessing the potential impact, if any, this amendment may have on our consolidated financial position, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to three primary types of market risks: credit risk, foreign currency exchange rate risk and interest rate risk.

Credit Risk

We are exposed to credit loss in the event of nonperformance by counterparties on the foreign currency forward contracts used in hedging activities. These counterparties are large international and regional financial institutions and to date, no such counterparty has failed to meet its financial obligation to us under such contracts. In addition, cash and cash equivalents held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. We also may need to rely on the credit facility described below under “Interest Rate Risk”. Our access to our cash and cash equivalents or ability to borrow could be reduced if one or more financial institutions with which we have deposits or from which we borrow should fail or otherwise be adversely impacted by conditions in the financial or credit markets. Conditions such as those we experienced as a result of the economic downturn of 2008 and 2009 and accompanying contraction in the credit markets heighten these risks.

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

The notional values of our sold and purchased foreign currency forward contracts outstanding as of July 1, 2011 were $198.3 million and $54.0 million, respectively. The notional amounts of forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consisted of cash and cash equivalents as of July 1, 2011. The principal amount of cash and cash equivalents at July 1, 2011 totaled $568 million with a weighted average interest rate of 0.28%.

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

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Amended BofA Credit Facility (including the Japanese Line of Credit). As of July 1, 2011, there was no outstanding balance under the Amended BofA Credit Facility. See a detailed discussion of our credit facilities under “Liquidity and Capital Resources” section in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, we had $17.9 million of long-term debt (including the current maturities of long-term debt) outstanding as of July 1, 2011 that was carried at a weighted average fixed interest rate of 6.9%, with principal payments due in various installments over a three-year period. To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future.

The estimated fair value of our cash and cash equivalents (99% of which was held abroad at July 1, 2011 and could be subject to additional taxation if it were repatriated to the United States) and the estimated fair value of our short-term borrowings under the credit facility approximated the principal amounts reflected above based on the maturities of these financial instruments.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 4.	Controls and Procedures

(a)	Disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings and claims that are discussed in Note 10, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements, which discussion is incorporated by reference into this item.

Item 1A. Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q and in our 2010 Annual Report should be carefully considered. Although the risk factors described below are the ones management deems significant, additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be adversely affected.

IF OUR PRODUCTS AND PRODUCT LINES FAIL TO CONTINUE TO MEET CUSTOMER DEMANDS, OUR PRODUCTS MAY BECOME LESS USEFUL OR OBSOLETE AND OUR OPERATING RESULTS WILL SUFFER

We believe that IMRT, including VMAT, and IGRT have become accepted standards for treatment in the radiation oncology market. Demand for our IMRT and IGRT products have been historical drivers for our net orders and revenues in Oncology Systems and, because of the significance of Oncology Systems, on our business in general. We recently introduced UNIQUE, a low-energy linear accelerator for more price sensitive markets in international regions, and TrueBeam, a new line of linear accelerators for radiotherapy and radiosurgery, to meet the evolving needs of our IMRT and IGRT customers. We believe TrueBeam will be a valuable tool for clinicians in the fight against cancer and we expect it will continue to stimulate faster replacement of older systems in our installed base. We also believe that our RapidArc products for VMAT, are a significant advance in IMRT treatments and can help drive longer term demand for our linear accelerators and IMRT- and IGRT-related products. Orders for these new products and products lines have contributed greatly to our recent orders growth and are keys to our future success. If our customers do not purchase these products or if future studies call into question the effectiveness of these or our other IMRT or IGRT products (including other VMAT products) or show negative side effects, or if other more effective technologies are introduced, our net orders, revenues and financial results could suffer. In addition, if third party information systems do not support our VMAT technology, customers that have third party information systems may not purchase our RapidArc products, which could negatively impact our net orders and revenues. As more institutions buy or upgrade to achieve these capabilities, the market for IMRT and IGRT products (including VMAT products) may become saturated. Alternatively, the marketplace may conclude that functions and features of our products should no longer be an element of a generally accepted diagnostic or treatment regimen. If this occurs, the market for our products may be adversely affected and they may become less useful or obsolete.

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

Rapid change and technological innovation characterize the Oncology Systems market. Our products often have long development and government approval cycles, so we must anticipate changes in the marketplace, in technology and in customer demands. Our success depends on the successful development, introduction and commercialization of new generations of products, treatment systems and enhancements to and/or simplification of existing product lines. Our Oncology Systems products, including new products such as TrueBeam and RapidArc, are technologically complex and must keep pace with, if not be superior to, the products of our competitors. Our X-ray Products business must also continually develop improved and lower cost products. We are making significant investments in long-term growth initiatives, such as development of our SIP and VPT businesses, and expect that we will need more investment to develop and commercialize the products and technology for these businesses. Accordingly, many of our products may require significant planning, design, development and testing, as well as significant capital commitments, involvement of senior management and other investments on our part. We may need to spend more time and money than we expect to develop and introduce new products or enhancements and, even if we succeed, they may not be sufficiently profitable that we are able to recover all or a meaningful part of our investment. Once introduced, new products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete, and could adversely impact our revenues and operating results. Compliance with regulations, competitive alternatives, and shifting market preferences may also impact our success with new products or enhancements.

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

We conduct business globally. Our international revenues accounted for approximately 54% and 58% of revenues from continuing operations during the third quarter of fiscal years 2011 and 2010, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so, although we cannot be sure we will be able to meet our sales, service and support objectives or obligations, or recover our investments. Accordingly, our future results could be harmed by a variety of factors, including:

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

As of July 1, 2011, 99% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation and our overall tax rate and our results of operations could suffer.

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

Our products and those of OEMs that incorporate our products are subject to extensive and rigorous government regulation in the United States. Compliance with these laws and regulations is expensive and time-consuming, and failure to comply with these laws and regulations could adversely affect our business. Furthermore, the public media reports on misadministrations and focus on the role of the FDA in regulating medical devices has led to increased scrutiny of medical device companies and an environment for a higher likelihood of enforcement actions.

U.S. laws governing marketing a medical device. In the United States, as a manufacturer and seller of medical devices and devices emitting radiation or utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the FDA, Nuclear Regulatory Commission (“NRC”) and state and local regulatory agencies, such as the State of California, to ensure the devices are safe and effective and comply with laws governing products which emit, produce or control radiation. Similar international regulations apply overseas. These regulations govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale and marketing and disposal of our products.

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

Further, as we enter new businesses or pursue new business opportunities, such as opportunities that require clinical trials, we may become subject to additional laws, rules and regulations, including FDA rules and regulations. Becoming familiar with and implementing the infrastructure necessary to comply with these laws, rules and regulations could be quite costly. In addition, failure to comply with these laws, rules and regulations could delay the introduction of new products and could adversely affect our business.

Quality systems, audits and failure to comply. Our manufacturing operations are required to comply with the FDA’s QSR, as well as other federal and state regulations for medical devices and radiation emitting products that address a company’s responsibility for complying with the quality systems regulations, which include the requirements for current good manufacturing practices. The FDA makes announced and unannounced inspections of medical device manufacturers to determine compliance with QSR and in connection with these inspections has issued, and in the future may issue, reports, known as Form FDA 483 reports (listing instances where the manufacturer has failed to comply with applicable regulations and/or procedures), and/or Warning Letters citing failure to comply with applicable regulations or procedures. If observations from FDA issued on Form FDA 483 reports are not addressed and/or corrective action taken in a timely manner to the FDA’s satisfaction, the FDA may issue a Warning Letter and/or proceed directly to enforcement action. Similarly, if a Warning Letter were issued, prompt corrective action to come into compliance is required. Failure to respond timely to Form FDA 483 observations, a Warning Letter or other notice of noncompliance and to come into compliance could result in the FDA bringing enforcement action against us, which could include the total shutdown of our production facilities, denial of importation rights to the U.S. for products manufactured in overseas locations and criminal and civil fines. The expense and costs of any corrective actions that we may take, which may include products recalls, correction and removal of products from customer sites and/or changes to our product manufacturing and quality systems, could adversely impact our financial results and may also divert management resources, attention and time. Additionally, if a Warning Letter were issued, customers could delay purchasing decisions or cancel orders, and we could face increased pressure from our competitors who could use the Warning Letter against us in competitive sales situations, either of which could adversely affect our reputation, business and stock price. Currently, we are responding to and working with the FDA to resolve Form FDA 483 observations issued in May 2011 related to the inspections of our Oncology Systems manufacturing facilities located in Helsinki, Finland and Haan, Germany. While in the past, we have received Form 483 observations that we successfully resolved with the FDA, we cannot be certain that we will have similar success resolving these observations.

In addition, we are required to timely file various reports with the FDA, including reports required by the medical device reporting regulations, that require that we report to regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed timely, regulators may impose sanctions and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business.

If we initiate a correction or removal of a device to reduce a risk to health posed by the device, we would be required to submit a Corrections and Removals report to the FDA and in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a device recall which could lead to increased scrutiny by the FDA and other international regulatory agencies regarding the quality and safety of our devices. Furthermore, the filing of these reports have been and could be used by competitors against us in competitive situations with customers to delay purchase decisions, cancel orders or adversely affect our reputation.

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

Other applicable U.S. regulations. As a participant in the healthcare industry, we are also subject to extensive laws and regulations protecting the privacy and integrity of patient medical information, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), “fraud and abuse” laws and regulations, including physician self-referral prohibitions, and false claims laws. From time to time, these laws and regulations may be revised or interpreted in ways that could make it more difficult for our customers to conduct their businesses, such as recent proposed revisions to the laws prohibiting physician self-referrals, and such revisions could have an adverse effect on the demand for our products, and therefore our business and results of operations. We also must comply with numerous federal, state and local laws of more general applicability relating to such matters as safe working conditions, manufacturing practices and fire hazard control.

The laws and regulations and their enforcement are constantly undergoing change, and we cannot predict what effect, if any, changes to these laws and regulations may have on our business. For example, HIPAA was amended by the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), enacted as part of the American Recovery and Reinvestment Act of 2009. The HITECH Act significantly increases the civil money penalties for violations of patient privacy rights protected under HIPAA. Furthermore, business associates who have access to patient health information provided by hospitals and healthcare providers are now directly subject to HIPAA, including the new enforcement scheme and inspection requirements. Moreover, there has been a trend in recent years toward more stringent regulation and enforcement of requirements applicable to medical device manufacturers and requirements regarding protection and confidentiality of personal data.

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

Marketing a medical device internationally. In order for us to market our products internationally, we must obtain clearances or approvals for products and product modifications. These processes (including for example in the European Union (“EU”), the European Economic Area (“EEA”), Switzerland, China, Japan and Canada) can be time consuming, expensive and uncertain, which can delay our ability to market products in those countries. Delays in receipt of or failure to receive regulatory approvals, the inclusion of significant limitations on the indicated uses of a product, the loss of previously obtained approvals or failure to comply with existing or future regulatory requirements could restrict or prevent us from doing business in a country or subject us to a variety of enforcement actions and civil or criminal penalties, which would adversely affect our business.

Within the EU/EEA/Switzerland, we must affix a CE mark, a European marking of conformity that indicates that a product meets the relevant regulatory requirements and, when used as intended, works properly and is acceptably safe. This conformity to the applicable directives is done through self-declaration and may be verified by an independent certification body, called a “Notified Body”. Once clearance is obtained and the CE mark is affixed to the device, the Notified Body will regularly audit us to ensure that we remain in compliance with the applicable European laws or directives. CE marking demonstrates that our products comply with the laws and regulations required by the EU/EEA/Switzerland countries to allow free movement of trade within these countries. If we cannot support our performance claims and demonstrate compliance with the applicable European laws and directives, we lose our CE mark, which would prevent us from selling our products within the EU/EEA/Switzerland territory. Significant revisions to some of the applicable regulations governing requirements for medical devices in the EU/EEA/Switzerland went into effect in March 2010. These revisions have introduced additional uncertainty into the marketing authorization process for medical devices in Europe. Until medical device manufacturers and European regulatory agencies, including Notified Bodies and “competent authorities,” have greater experience with interpreting and applying the revised regulations, we may be subject to risks associated with additional testing, modification, certification or amendment of our existing market authorizations, or we may be required to modify installed products in order to comply with the official interpretations of these revised regulations.

In addition, we are required to timely file various reports with international regulatory authorities, including reports required by international adverse event reporting regulations, that require that we report to regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed timely, regulators may impose sanctions and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business.

Further, as we enter new businesses or pursue new business opportunities internationally, such as opportunities that require clinical trials, we may become subject to additional laws, rules and regulations. Becoming familiar with and implementing the infrastructure necessary to comply with these laws, rules and regulations could be quite costly. In addition, failure to comply with these laws, rules and regulations could delay the introduction of new products and could adversely affect our business.

Manufacturing and selling a device internationally. We are also subject to laws and regulations that apply to manufacturers of radiation emitting devices and products utilizing radioactive materials, as well as laws and regulations of general applicability relating to matters such as environmental protection, safe working conditions, manufacturing practices and other matters. These are often comparable to, if not more stringent than, the equivalent regulations in the United States. Sales overseas are also affected by regulation of matters such as product standards, packaging, labeling, environmental and product recycling requirements, import and export restrictions, tariffs, duties and taxes.

In some countries, we rely on our foreign distributors to assist us in complying with foreign regulatory requirements, and we cannot be sure that they will always do so. If we or any of our suppliers, distributors or customers fail to comply with applicable international regulatory requirements or are perceived to potentially have failed to comply, we may face:

•	adverse publicity affecting both us and our customers;

•	investigations by governmental authorities;

•	fines, injunctions, civil penalties and criminal prosecutions;

•	increased difficulty in obtaining required approvals in foreign countries;

•	losses of clearances or approvals already granted;

•	seizures or recalls of our products or those of our customers;

•	delays in purchasing decisions by customers or cancellation of existing orders; and

•	the inability to sell our products in or to import our products into such countries.

Other applicable international regulations. In addition to the U.S. laws regarding the privacy and integrity of patient medical information, we are subject to similar laws and regulations in foreign countries covering data privacy and other protection of health and employee information. Particularly within the EU/EEA/Switzerland area, data protection legislation is comprehensive and complex and there has been a recent trend toward more stringent enforcement of requirements regarding protection and confidentiality of personal data. Data protection authorities from the different member states of the EU may interpret the legislation differently, which adds to this complexity, and data protection is a dynamic field where guidance is often revised. Fully understanding and implementing this legislation could be quite costly and timely, which could adversely affect our business. Additionally, in some instances, in order to fulfill the requirements of applicable U.S. law relating to data privacy, we may be faced with deciding whether to comply with EU/EEA/Switzerland data protection rules. Failure or partial failure to comply with data protection rules and regulations across the EU/EEA/Switzerland area could result in substantial monetary fines.

We are also subject to international “fraud and abuse” laws and regulations, as well as false claims and misleading advertisement laws. From time to time, these laws and regulations may be revised or interpreted in ways that could make it more difficult for our customers to conduct their businesses, which could have an adverse effect on the demand for our products, and therefore our business and results of operations. The laws and regulations and their enforcement are constantly undergoing change, and we cannot predict what effect, if any, changes to these laws and regulations may have on our business.

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

Laws and ethical rules governing interactions with healthcare providers. The Medicare and Medicaid “anti-kickback” laws, and several similar state laws, prohibit payments or other remuneration that is intended to induce hospitals, physicians or others either to refer patients or to purchase, lease or order, or arrange for or recommend the purchase, lease or order of healthcare products or services for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. These laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements we may have with hospitals, physicians or other potential purchasers of our products. They particularly impact how we structure our sales offerings, including discount practices, customer support, education and training programs, physician consulting, research grants and other service arrangements. These laws are broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances.

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

Anti-corruption laws and regulations. We are also subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010, which became effective on July 1, 2011. In general, there is a worldwide trend to strengthen anticorruption laws and their enforcement. Any violation of these laws could create a substantial liability for us, subject our officers and directors to personal liability and also cause a loss of reputation in the market. Transparency International’s 2010 Corruption Perceptions Index measured the degree to which public sector corruption is perceived to exist in 178 countries around the world, and found that nearly three quarters of the countries in the index, including many that we consider to be high growth areas, such as China, India, Russia and Brazil, scored below five, on a scale from 10 (very clean) to 0 (highly corrupt). We currently operate in many countries where the public sector is perceived as being more or highly corrupt. Our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity by Transparency International. Becoming familiar with and implementing the infrastructure necessary to comply with laws, rules and regulations applicable to new business activities and mitigate and protect against corruption risks could be quite costly. In addition, failure to comply with these laws, rules and regulations could delay our expansion into high-growth markets and could adversely affect our business. This notwithstanding, we will inevitably do more business in countries where the public sector is perceived to be more or highly corrupt and be engaging in business in more countries perceived to be more or highly corrupt. Increased business in higher risk countries could subject us and our officers and directors to increased scrutiny and increased liability. In addition, from time to time, we may conduct internal investigations or face audits or investigations by one or more domestic or foreign government agencies, which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or criminal or other penalties, which could adversely affect our business and financial results.

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

There has been a consolidation of diagnostic imaging systems manufacturers over the past few years, including the consolidation of these customers into companies that already manufacture x-ray tubes. If this continues, we could experience less predictable and reduced sales of our x-ray tube products. In addition, the economic downturn has made it difficult for our OEM customers to accurately forecast and plan future business activities, and we saw our x-ray business impacted in fiscal year 2009 by inventory reduction efforts at some of these customers. Our agreements for x-ray components may contain purchasing estimates that are based on our customers’ historical purchasing patterns, and actual purchasing volumes under the agreements may vary significantly from our estimates. In recent years, we have also seen dramatic reductions in Medicare reimbursements for diagnostic radiology. We believe reductions in these Medicare reimbursement rates have reduced demand for medical x-ray imaging equipment, such as CT scanners, which have negatively impacted demand for our x-ray tube products. Also, because we sell our x-ray tube products to a limited number of OEM customers and many of them are also our competitors with in-house x-ray tube manufacturing operations, we could experience the loss of, or reduction in purchasing volume by, one or more of these customers if they lower external sourcing costs. Such a loss or reduction could have a material adverse effect on our X-ray Products business. We have been notified by one of our larger customers in Japan that it will be shutting down production for two weeks during the fourth quarter of fiscal year 2011 due to a power shortage stemming from the March 2011 natural disasters in Japan. The financial performance in X-ray Products may potentially be impacted if this customer is unable to compensate for any loss in production or if more of our Japanese customers are similarly impacted.

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

THE FINANCIAL RESULTS OF OUR VARIAN PARTICLE THERAPY BUSINESS MAY FLUCTUATE AND BE UNPREDICTABLE

The development of the business we now call VPT should enable us to offer products for delivering image-guided, intensity-modulated proton therapy for the treatment of cancer. Our success in this area will depend upon the wide-spread awareness, acceptance and adoption by the oncology market of proton therapy systems for the treatment of cancer. However, this technology may not be accepted as quickly as others.

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

We expect that a limited number of customers will account for a substantial portion of VPT’s business for the foreseeable future. Because an order for a proton therapy system can be relatively large, an order in one fiscal period will cause our net orders to vary significantly, making comparisons between fiscal periods more difficult. Further, the award of a proton therapy system orders may be subject to challenge by third parties, which can make these orders more unpredictable than other products. If a customer cancels an order for a proton therapy system, such as occurred with the order for a proton therapy system for Skandion Kliniken in Sweden, it would negatively impact our orders in the fiscal period in which the order is cancelled and we would lose the opportunity for the product and services revenues that the order represents.

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

We offer longer or extended payment terms for qualified customers in some circumstances. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of July 1, 2011, customer contracts with remaining terms of more than one year amounted to less than 2% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults and uncollectible accounts, which would affect our net earnings. In addition, longer or extended payment terms could impact the timing of our revenue recognition, and they have in the past and may in the future result in an increase in our days sales outstanding.

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

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to the shares of common stock repurchased by us during the third quarter of fiscal year 2011.

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2, 2011 - April 29, 2011	—		$—		—	12,914,277
April 30, 2011 - May 27, 2011	—		$—		—	12,914,277
May 28, 2011 - July 1, 2011	701,668	(2)	$65.81	(3)	630,921	12,283,356

Total	701,668		$—		630,921

(1)	On August 6, 2010, VMS’s Board of Directors authorized the repurchase of 8,000,000 shares of VMS common stock from August 7, 2010 through September 30, 2011. In February 2011, VMS’s Board of Directors authorized the repurchase of an additional 12,000,000 shares of VMS common stock through the end of our fiscal year 2012. We expect remaining repurchases under these authorization, if any, will be made in open market purchases, in privately negotiated transactions or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more large blocks, including accelerated share repurchase arrangements. Shares will be retired upon repurchase.
(2)	Includes 70,747 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations upon the vesting of restricted common stock and restricted stock units granted under the Company’s employee stock plans.

Also includes 630,921 shares of VMS common stock that were received from BofA upon settlement of the February 2011 Repurchase Agreement. See Note 13, “Stockholders’ Equity” of the Notes to the Condensed Consolidated Financial Statements.

(3)	The calculation of average price paid per share includes $41.3 million, representing the then market value of the 630,921 shares of VMS common stock received upon settlement of the February 2011 Repurchase Agreement. See Note 13, “Stockholders’ Equity” of the Notes to the Condensed Consolidated Financial Statements.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and reserved

Item 5.	Other Information

None.

Item 6. Exhibits

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description
15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and nine months ended July 1, 2011 and July 2, 2010; (ii) Condensed Consolidated Statements of Earnings for the three and nine months ended July 1, 2011 and July 2, 2010; (iii) Condensed Consolidated Balance Sheets at July 1, 2011 and October 1, 2010; (iv) Condensed Consolidated Statements of Cash Flows for the three and nine months ended July 1, 2011 and July 2, 2010; and (v) Notes to Condensed Consolidated Financial Statements for the three and nine months ended July 1, 2011 and July 2, 2010.

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

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: August 10, 2011	By:	/s/ ELISHA W. FINNEY
Elisha W. Finney
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and nine months ended July 1, 2011 and July 2, 2010; (ii) Condensed Consolidated Statements of Earnings for the three and nine months ended July 1, 2011 and July 2, 2010; (iii) Condensed Consolidated Balance Sheets at July 1, 2011 and October 1, 2010; (iv) Condensed Consolidated Statements of Cash Flows for the three and nine months ended July 1, 2011 and July 2, 2010; and (v) Notes to Condensed Consolidated Financial Statements for the three and nine months ended July 1, 2011 and July 2, 2010.

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