Form 10-K
period 2011-09-30
VARIAN MEDICAL SYSTEMS INC
filed 2011-11-23
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of April 1, 2011, the last business day of Registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of Registrant’s common stock held by non-affiliates of Registrant (based upon the closing sale price of such shares on the New York Stock Exchange on April 1, 2011) was approximately $6,340,402,987. Shares of Registrant’s common stock held by the Registrant’s executive officers and directors and by each entity that owned 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At November 15, 2011, the number of shares of the Registrant’s common stock outstanding was 112,557,988.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders—Part III of this Form 10-K

VARIAN MEDICAL SYSTEMS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed under “Risk Factors,” and from time to time in our other filings with the Securities and Exchange Commission (“SEC”). For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as fixed field intensity-modulated radiation therapy, image-guided radiation therapy, stereotactic radiosurgery, volumetric modulated arc therapy, brachytherapy, software, treatment techniques, proton therapy and advanced x-ray products; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

PART I

Item 1.    Business

General

We, Varian Medical Systems, Inc., are a Delaware corporation and were originally incorporated in 1948 as Varian Associates, Inc. In 1999, we transferred our instruments business to Varian, Inc. (“VI”), a wholly owned subsidiary, and transferred our semiconductor equipment business to Varian Semiconductor Equipment Associates, Inc. (“VSEA”), a wholly owned subsidiary. We retained the medical systems business, principally the sales and service of oncology products and the sales of x-ray tubes and imaging subsystems. On April 2, 1999, we spun off VI and VSEA, which resulted in a non-cash dividend to our stockholders and which we refer to as the “Spin-offs” in this Annual Report on Form 10-K. Immediately after the Spin-offs, we changed our name to Varian Medical Systems, Inc. We have been involved in the medical systems business since 1959. An Amended and Restated Distribution Agreement dated as of January 14, 1999 and other associated agreements govern our ongoing relationships with VI and VSEA. In May 2010, VI became a wholly owned subsidiary of Agilent Technologies, Inc. In November 2011, VSEA became a wholly owned subsidiary of Applied Materials, Inc.

Overview

We are the world leader in the design, manufacture, sale and service of equipment and software products for treating cancer with radiotherapy, stereotactic radiotherapy, stereotactic body radiotherapy (“SBRT”), stereotactic radiosurgery (“SRS”) and brachytherapy. We also design, manufacture, sell and service x-ray tubes for original equipment manufacturers (“OEMs”); replacement x-ray tubes; and flat panel digital image detectors for filmless x-ray imaging (commonly referred to as “flat panel detectors” or “digital image detectors”) in medical, dental, veterinary, scientific and industrial applications. We design, manufacture, sell and service linear accelerators, digital image detectors, image processing software and image detection products for security and inspection purposes. We also develop, design, manufacture, sell and service proton therapy products and systems for cancer treatment.

Our mission is to explore and develop radiation technology that helps to protect and save lives and prevent harm. We seek to be a “Partner for Life” and to help save an additional 100,000 lives per year with our technology, products and services. To meet this challenge, we offer tools for fighting cancer, taking x-ray images and protecting ports and borders.

Oncology Systems designs, manufactures, sells and services hardware and software products for treating cancer. Our products include linear accelerators, brachytherapy afterloaders, treatment simulation and verification equipment and accessories; as well as information management, treatment planning and image processing software. Our products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy treatments and offer advanced treatments such as fixed field intensity-modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), volumetric modulated arc therapy, and stereotactic radiotherapy, as well as to treat patients using brachytherapy techniques, which involve temporarily implanting radioactive sources. Our products are also used by surgeons and radiation oncologists to perform radiosurgery. Our customers worldwide include university research and community hospitals, private and governmental institutions, healthcare agencies, doctors’ offices and cancer care clinics.

Our TrueBeam™ system and our service contract business were significant contributors to growth in Oncology Systems net orders and revenues in fiscal year 2011 over fiscal year 2010. In fiscal year 2011, we acquired a privately-held supplier of devices for delivery of brachytherapy treatment and invested in a minority equity interest in Augmenix, Inc. (“Augmenix”), a privately-held company that is developing hydrogel products to decrease irradiation of radiation sensitive tissue such as the rectum through creating greater spatial separation between the sensitive tissue (e.g., rectum) and the treated area (e.g., prostate) during treatments. In October 2011, we acquired Calypso Medical Technologies, Inc. (“Calypso”), a privately-held supplier of specialized products and software for real-time tumor tracking and motion management during radiosurgery and radiotherapy.

X-ray Products designs, manufactures and sells x-ray tubes and flat panel detectors for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures and industrial applications; and x-ray tubes for use in computed tomography (“CT”) scanning. Our x-ray tubes and flat panel detectors are sold to large imaging system OEM customers that incorporate them into their medical diagnostic, dental, veterinary, and industrial imaging systems. For replacement purposes, our x-ray tubes and our flat panel detectors are sold to small OEMs, independent service companies and directly to end-users.

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

Our Varian Particle Therapy (“VPT”) business develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam radiation therapy using proton beams, for the treatment of cancer. Our current focus is commercializing our proton therapy system and bringing our expertise in traditional radiation therapy to proton therapy to improve its clinical utility and to reduce its cost of treatment per patient.

In the fourth quarter of fiscal year 2011, we booked an $88 million order from California Proton Treatment Center, LLC (“CPTC”) to provide our ProBeam™ proton therapy system for the five-room Scripps Proton Therapy Center being developed in San Diego, California. We also have a 10-year operations and maintenance agreement valued at approximately $60 million to service the ProBeam system once the Scripps Proton Therapy Center opens, which is scheduled for 2013. In addition, we are participating with ORIX Capital Markets, LLC (“ORIX”) in a $165 million loan facility to finance the completion and startup operations of Scripps Proton Therapy Center. We are providing $115 million of the loan commitment and ORIX is providing a $50 million of the loan commitment. See Note 16, “Variable Interest Entity” of the Notes to the Consolidated Financial Statements for further discussion.

The GTC develops technologies that enhance our current businesses or may lead to new business areas, including technology to improve radiation therapy and x-ray imaging, as well as other technology for a variety of applications, including security and cargo screening. The GTC is also actively engaged in searching for chemical or biological agents that work synergistically with radiation to improve treatment outcomes.

Our business is subject to various risks and uncertainties. You should carefully consider the factors described in “Risk Factors” in conjunction with the description of our business set forth below and the other information included in this Annual Report on Form 10-K.

Radiation Therapy and the Cancer-Care Market

Radiotherapy is the use of certain types of focused energy to kill cancer cells and shrink tumors, with the goal of damaging as many cancer cells as possible, while limiting harm to nearby healthy tissue. Radiotherapy is commonly used either alone or in combination with surgery or chemotherapy. One important advantage is that radiation has its greatest effect on replicating cells. When radiation interacts with a cell the therapeutic effect is primarily mediated by damaging cellular genetic material (chromosomes), which interrupts cell replication and results in eventual cellular death. Since the need for replication is particularly critical to the survival of a cancer and since normal tissues are better able to repair such damage, radiation tends to disproportionately kill cancer cells. The clinical goal in radiation oncology is to deliver as high of a radiation dose as possible directly to the tumor to kill the cancerous cells while minimizing radiation exposure to healthy tissue surrounding the tumor so that complications, side effects and secondary effects can be limited. That has been the driving force in the clinical care advancements in radiation oncology over the past two decades, from conventional radiotherapy to advanced forms of treatment such as IMRT, IGRT, SRS, SBRT and proton therapy, and it has certainly been one of the driving forces in our own product development plans.

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

SRS and SBRT, often collectively referred to as radiosurgery, are advanced ablative radiation treatment procedures performed in a small number of treatment sessions with high doses of ionizing radiation. Radiosurgery is typically delivered with many small beams of radiation from many positions about the body, incorporating precise stereotactic image-guidance, which maximizes dose to the target and minimizes dose to surrounding normal tissues. Radiation oncologists, surgeons and other oncology specialists are increasingly recognizing radiosurgery as a useful tool to eradicate cancerous and non-cancerous lesions anywhere in the body.

Volumetric modulated arc therapy is a significant further advancement in IMRT that allows physicians to control three parameters simultaneously: (i) the rate at which the linear accelerator gantry rotates around the patient, (ii) the beam-shaping aperture and (iii) the rate at which the radiation dose is delivered to the patient. This creates a finely-shaped IMRT dose distribution that more closely matches the size and shape of the tumor. Volumetric modulated arc therapy enables faster treatments and greater precision. Our RapidArcTM radiotherapy products plan and deliver volumetric modulated arc therapy treatments.

Physicians, hospitals and clinics place additional value on radiotherapy equipment and treatments, such as volumetric modulated arc therapy, that enable shorter treatment times and greater patient throughput. From the patient’s standpoint, shorter treatment times means that the patient is immobilized on the treatment couch for a shorter time period. Shorter treatment sessions decrease waiting times and, since treatments are delivered in fractions over the course of many days, can mean fewer disruptions to a patient’s daily routine. From the physicians’ and hospitals’ standpoint, shorter treatment times can lessen the chance of tumors moving during treatment and can increase patient throughput. Shorter treatment times and increased patient throughput can increase the number of treatments per day (which is a particular concern in countries with lower numbers of treatment machines per capita), and, as a result, can decrease the cost per treatment which in turn can mean greater access to advanced care to more patients.

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

Proton therapy is another form of external beam radiotherapy that uses proton particles in the form of a beam generated with a cyclotron rather than x-ray beams from a linear accelerator. A proton beam’s signature energy distribution curve, also known as the “Bragg peak,” allows for greater accuracy in targeting tumor cells with an even lower dose to nearby healthy tissue than may be delivered with x-ray beams from a linear accelerator. This makes proton therapy a preferred option for treating certain cancers, particularly tumors near critical structures such as the optic nerve and cancers in children. Pencil-beam scanning capability allows for greater sparing of healthy tissue compared to external beam radiotherapy treatments. Although proton therapy has been in clinical use for more than four decades, it has not been widely deployed due to the high capital cost and the market is still developing. We have entered the proton therapy market because we believe we can apply our experience in traditional radiotherapy to proton therapy, reducing the cost of treatment per patient for existing clinical applications and expanding the use of proton therapy into a broader array of cancer types. We believe that proton therapy will over time become a more widely accepted method of treatment.

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

The rise in cancer cases, together with the increase in sophistication of new treatment processes, have created demand for more automated products that can be integrated into clinically practical systems to make treatments more rapid and cost effective. Technology advances leading to improvements in patient care, the availability of more advanced, automated and efficient clinical tools in radiation therapy, the advent of more precise forms of radiotherapy treatment (such as IMRT, IGRT, volumetric modulated arc therapy, stereotactic radiotherapy, SRS, SBRT, brachytherapy and proton therapy), and developing technology and equipment that enable treatments (such as volumetric modulated arc therapy) that reduce treatment times and increase patient throughput should drive the demand for our radiation therapy products and services.

International markets in particular are under-equipped to address the growing cancer incidence. Patients in many foreign countries must frequently endure long waits for radiotherapy. Several nations with growing economies, including China, India, and Brazil, are beginning to invest in expanding their radiation oncology capability to address the needs of their growing and aging populations. As an example, China, India and Brazil are estimated to have less than one linear accelerator per million people in their population. By comparison, the United States has an estimated 13 linear accelerators per million people in its population. This capacity shortfall, coupled with ever increasing incidences of cancer, represent additional drivers for our continued growth in international markets.

As a U.S.-based company, the competitiveness of our product pricing is influenced by the fluctuation of the U.S. dollar against other currencies. A weaker U.S. dollar against foreign currencies would make our product pricing more competitive in the local currencies of our international customers. A weaker U.S dollar against foreign currencies would also benefit our international revenues and net orders when measured in U.S. dollars. Since fiscal year 2009, all of our businesses have been operating in a very tough environment marked by the credit crisis and economic downturn in the United States and the sovereign debt crisis in Europe, both regions being significant markets for our businesses. In Oncology Systems, the economic downturn shrunk customer capital equipment budgets, slowed decision making and made financing more expensive and time consuming. Our X-ray Products business saw weak net orders and revenues as a result of customer inventory reduction efforts. We saw governments postpone purchasing decisions and delay deployments of products for security and inspection systems. We have seen the very tight credit markets constrain the ability of proton projects to get financing. While we believe we have been successfully navigating within this tough environment and economic activity has shown some improvement in the United States, recovery has been sluggish and we cannot predict the strength or sustainability of an economic recovery, in general or specifically in the healthcare industry. In addition, issues related to sovereign debt in Europe have significantly disturbed the global financial markets. Certain European governments have taken or are planning to take austerity measures in order to meet their debt obligations and to avoid intensifying the sovereign debt crisis. The ongoing concerns about the U.S. and Euro zone economies and the sovereign debt crisis in Europe have weakened and may continued to weaken global demand, thus slowing down economic activities in faster growing export-centric countries, such as China. The worldwide economic instability may continue to affect our business and demand for our products in fiscal year 2012.

Products

Oncology Systems

Our Oncology Systems business segment is the leading provider of advanced hardware and software products for treatment of cancer with conventional radiation therapy, IMRT, IGRT, volumetric modulated arc therapy, stereotactic radiotherapy, SRS, SBRT and brachytherapy. Oncology Systems products address each major aspect of the radiotherapy process, including linear accelerators and accessory products for positioning the patient and delivering the x-ray beam; brachytherapy afterloaders for delivering the radioactive implantable seeds; treatment planning software for planning treatment sessions and dose delivery; treatment simulation and verification equipment and accessories and quality assurance software for simulating and verifying the treatment plans before treatment and verifying that a treatment was delivered correctly afterwards; and information management software for recording the history and results of treatments and other patient treatment information and data, including patient x-ray images.

The focus of our Oncology Systems business is addressing the key concerns of the market for advanced cancer care systems; improving efficiency, precision, cost-effectiveness and ease of delivery of these treatments; and providing greater access to advanced treatments. A core element of our business strategy is to provide our customers with highly versatile, clinically proven products that are interoperable and can be configured and integrated into automated systems that combine greater precision, shorter treatment times and greater cost effectiveness and that improve the entire process of treating a patient. Our products and accessories for IMRT and IGRT allow clinicians to track and treat tumors using very precisely shaped beams, targeting the tumor as closely as currently possible and allowing the delivery of higher doses to the tumor while limiting exposure of nearby healthy tissue. Additionally, the precision and versatility of our products and technology makes it possible to use radiotherapy to treat metastatic cancers. With our treatment planning, verification and information management software products, a patient’s treatment plans, treatment data and images are recorded and stored in a single database shared by each of our products, which enables better communication among products. Our products also allow multiple medical specialties—radiation oncology, neurosurgery, radiographic imaging and medical oncology—to share equipment, resources and information in a more cost-effective manner. Furthermore, the ability of our products and technology to interoperate with each other and to interconnect into automated systems allows physicians to schedule and treat more patients within a set time period, which adds to the cost-effectiveness of our equipment.

Linear accelerators are the core device for delivering conventional external beam radiotherapy IMRT, IGRT and volumetric modulated arc therapy treatments, and we produce versions of these devices to suit various requirements. Our Clinac® medical linear accelerators are used to treat cancer by producing therapeutic electrons and x-ray beams that target tumors and other abnormalities. The Clinac iX linear accelerators are designed for more streamlined and advanced treatment processes including IMRT and IGRT. We also produce the Trilogy™ linear accelerator, designed to be a versatile, cost-effective, ultra-

precise device with a faster dose delivery rate and smaller isocenter compared to the Clinac iX. Trilogy was developed with IGRT and stereotactic radiotherapy in mind, but is also capable of delivering conventional, 3D conformal radiotherapy, IMRT and volumetric modulated arc therapy. Trilogy has the precision necessary to deliver radiosurgery for neurosurgical treatments and is the accelerator that is at the core of the Novalis TxTM product offering, a combination of products from Varian and Brainlab AG (“Brainlab”), targeted to neurosurgeons. The UNIQUETM low-energy linear accelerator, which was developed to address more price sensitive markets in international regions, is capable of integrating our accessory products (including RapidArc) to deliver IMRT, IGRT and volumetric modulated arc therapy. In the second quarter of fiscal year 2010, we introduced the TrueBeam system for image-guided radiotherapy and radiosurgery. TrueBeam is a fully-integrated system designed from the ground up to treat a moving target with higher speed and accuracy and complements, at the high end, our accelerator product line portfolio. In April 2011, we received approval by the State Food & Drug Administration in China to market and sell our TrueBeam system in China. In the third quarter of fiscal year 2011, we received Shonin approval from the Japanese Ministry of Health, Labor and Welfare to market the TrueBeam system in Japan. Through September 30, 2011, we had received orders for 380 TrueBeam systems since its introduction, a majority of which came from North America. A minority of these orders represented upgrades from other linear accelerators already in our backlog. The TrueBeam system was a key contributor to Oncology Systems net order and revenue growth in fiscal year 2011 over fiscal year 2010.

We also manufacture and market linear accelerator accessories that enhance efficiency and enable delivery of advanced treatments such as IMRT, IGRT, stereotactic radiotherapy, SRS, SBRT and volumetric modulated arc therapy. Our Millennium™ series of multi-leaf collimators and High Definition 120 (“HD 120”) multi-leaf collimators are used with a linear accelerator to define the size, shape and intensity of the generated beams. PortalVision™, our electronic portal-imager, is used to verify a patient’s position while on the treatment couch, which is critical for accurate treatments and simplifies quality assurance of individual treatment plans. We also offer an innovative real-time patient position monitoring product, the RPM™ respiratory gating system, which allows the linear accelerator to be synchronized with patient breathing to help compensate for tumor motion during treatment.

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

Our RapidArc radiotherapy products enable the planning and delivery of image-guided IMRT in a single continuous rotation of up to 360 degrees rather than as a series of fixed fields. Our RapidArc products enable faster delivery of radiation treatment with the possibility of reduced opportunity for tumor movement during treatment and greater patient throughput and lower cost per patient for the hospital or clinic. RapidArc radiotherapy products are a proprietary implementation of volumetric modulated arc therapy that coordinates beam shaping, dose rate and gantry speed to deliver a highly conformal dose distribution to the target tumor. We believe RapidArc represents a significant advancement in IMRT cancer treatment.

In October 2011, we acquired Calypso, a privately-held supplier of specialized products and software for real-time tumor tracking and motion management during radiosurgery and radiotherapy, for $10 million plus potential contingent consideration upon achievement of certain milestones. This acquisition enables us to offer real-time, non-ionizing tumor tracking tools for enhancing the precision of cancer treatments.

Our treatment planning and information management software products enhance and enable the delivery of advanced radiotherapy treatments, from the initial treatment planning and plan quality assurance verification to the post-treatment recording of data and storing of patient information. Prior to any treatment, physicians must plan the course of radiation delivery for the patient. We offer a range of treatment planning products that assist physicians in compiling this plan. Our Eclipse™ treatment planning system provides physicians with 3D image viewing, treatment simulation, radiation dosage calculation and verification and other tools for generating treatment delivery plans for the patient. The Eclipse software utilizes a sophisticated technique known as inverse planning to enable physicians to rapidly develop optimal treatment plans based on a desired radiation dose outcome to the tumor and surrounding tissue.

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

In addition to offering our own suite of equipment and software products for planning and delivering radiotherapy treatments, we have partnered with selected leaders in certain segments of the radiation therapy and radiosurgery market. With General Electric Medical Systems (“GE”) in North America, we have established the See and Treat Cancer Care™ program for radiation therapy that allows us to offer a suite of diagnostic and cancer treatment tools combining our comprehensive set of radiation therapy products with GE’s advanced diagnostic imaging systems. We have also established a strategic relationship with Brainlab to market and sell to neurosurgeons a radiosurgical suite of Brainlab products with our Trilogy Tx linear accelerator or our TrueBeam™ STx. We have a 2.5% equity ownership in Brainlab.

We also hold a minority equity interest in and an exclusive option to purchase the remaining equity interest of Augmenix.

Our brachytherapy operations design, manufacture, sell and service advanced brachytherapy products, including VariSource™ HDR afterloaders and GammaMed™ HDR/PDR afterloaders, BrachyVision™ brachytherapy treatment planning system, applicators and accessories. Brachytherapy also develops and markets the VariSeed™ LDR prostate treatment planning system and the Vitesse™ software for HDR prostate treatment planning. In March 2011, we acquired a privately-held supplier of devices for delivery of brachytherapy treatment of cancer for approximately $8 million. This acquisition enabled Oncology Systems to expand its product offerings for brachytherapy treatment of cancer.

Revenues from our Oncology Systems business segment represented 78%, 79% and 81% of total revenues for fiscal years 2011, 2010 and 2009, respectively. Our Oncology Systems business segment revenues also include service revenues. See “—Customer Services and Support.” For a discussion of Oncology Systems business segment financial information, see Note 17, “Segment Information” of the Notes to the Consolidated Financial Statements.

X-ray Products

Our X-ray Products business segment is a world leader in designing and manufacturing x-ray tubes and flat panel detectors, which are key components of x-ray imaging systems. We sell our products to OEMs for both new system configurations and as replacement components for installed systems. We conduct an active research and development program to focus on new technology and applications in both the medical and industrial x-ray imaging markets.

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

Revenues from X-ray Products represented 18%, 17% and 15% of total revenues in fiscal years 2011, 2010 and 2009. For a discussion of the X-ray Products business segment financial information, see Note 17, “Segment Information” of the Notes to the Consolidated Financial Statements.

Other

Our SIP business designs, manufactures, sells and services Linatron x-ray accelerators, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. The Linatron M-i is a dual energy accelerator that can perform non-intrusive inspection of cargo containers and aid in automatically detecting and alerting operators when high-density nuclear materials associated with dirty bombs or weapons of mass destruction are present during cargo screening. The Linatron K-15 is a high-energy accelerator for inspection of very large, dense objects, including, for example, manufactured segments used in the Ariane rocket program in Europe. IntellX is an imaging product for cargo screening.

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

Our VPT business develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam radiotherapy using proton beams, for the treatment of cancer. Our ProBeam™ system is capable of delivering precise intensity modulated proton therapy (“IMPT”) using pencil beam scanning technology. Proton therapy is a preferred option for treating certain cancers, particularly tumors near critical structures such as the optic nerve and cancers in children. Although proton therapy has been in clinical use for more than four decades, it has not been widely deployed due to high capital cost.

Proton therapy facilities are large-scale construction projects that are time consuming; involve significant customer investment and often complex project financing. Consequently, this business is vulnerable to general economic and market conditions. Customer decision-making cycles tend to be very long, and orders generally involve many contingencies. As with our SIP business, bid awards in this business may be subject to challenge by third parties. We are investing substantial resources to build this new business. We currently have one proton therapy system in operation at a customer facility in Munich, Germany and, as of the end of fiscal year 2011, four treatment gantries at the facility were treating patients. This equipment was partially installed, and not yet commissioned, at the time of the acquisition of ACCEL Instruments GmbH (“ACCEL,” which has since changed its name to Varian Medical Systems Particle Therapy GmbH). We have Conformité Européenne (“CE”) mark to market our proton therapy systems within the European Economic Area (“EEA”) and, as of January 2011, we received 510(k) clearance in the United States for our proton therapy system.

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

SIP, VPT and GTC report their results from operations as part of the “Other” category. Combined revenues from these operations represented 4% of total revenues in each of fiscal years 2011, 2010 and 2009. For a discussion of segment financial information, see Note 17, “Segment Information” of the Notes to the Consolidated Financial Statements.

Customer Services and Support

We maintain service centers in Milpitas, California; Las Vegas, Nevada; Marietta, Georgia; Buc, France; Crawley, United Kingdom; Zug, Switzerland; Herlev (Copenhagen), Denmark; Diegem (Brussels), Belgium; Darmstadt, Germany; Houten, The Netherlands; Alcobendas (Madrid), Spain; Cernusco (Milan), Italy; Manama, Bahrain; Moscow, Russia; Mumbai, Delhi, and Chennai, India; Tokyo, Osaka, Sendai, Nagoya, and Fukuoka, Japan; Beijing, Chengdu, Shanghai and Hong Kong, China; Kuala Lumpur, Malaysia; Singapore; Bangkok, Thailand; Belrose, Australia; and Sao Paulo, Brazil; as well as field service personnel throughout the world for Oncology Systems customer support services. Key Oncology Systems education operations are located in Las Vegas, Nevada, Beijing, China, Mumbai, India, and Zug, Switzerland. Our network of service engineers and customer support specialists provide installation, warranty, repair, training and support services, and professional services. We also have a distributed service parts network of regional hubs and forward-stocking locations across all major geographies. We generate service revenues by providing services to customers on a time-and-materials basis and through post-warranty equipment service contracts and software support contracts. Most of the field service engineers are our employees, but our products are serviced by employees of dealers and/or agents in a few foreign countries. Customers can access our extensive service network by calling any of our service centers.

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

We generally warrant our x-ray tubes and flat panel detector products in our X-ray Products business segment for 12 to 24 months, although for some x-ray tubes the warranty period is based on the number of times the product is used. We provide technical advice and consultation for x-ray tubes and imaging subsystems products to major OEM customers from our offices in Salt Lake City, Utah; Charleston, South Carolina; Tokyo, Japan; Beijing, China and Willich, Germany. Our applications specialists and engineers make recommendations to meet the customer’s technical requirements within the customer’s budgetary constraints. We often develop specifications for a unique product, which will be designed and manufactured to meet a specific customer’s requirements. We also maintain a technical customer support group in Charleston, South Carolina to meet the technical support requirements of independent service companies that use our x-ray tube and flat panel detector products.

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

In the VPT business, we sell our proton therapy equipment generally with a 12-month warranty. We also generate service revenues by providing on-site proton therapy system technical operation and maintenance support services for relatively long-term periods (i.e., a 5-year term or longer). We believe customer service and support are an integral part of our VPT competitive strategy.

Marketing and Sales

We employ a combination of direct sales forces and independent distributors or resellers in North America, Europe, Australia and major parts of Asia and Latin America for the marketing and sales of our products worldwide. In fiscal years 2011, 2010 and 2009, we did not have a single customer that represented 10% or more of our total revenues.

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

During the recent economic downturn, we saw customers’ decision-making process further complicated and lengthened, especially in the United States, which caused hospitals, clinics and research institutions to more closely scrutinize and prioritize their capital spending in light of tightened capital budgets, tougher credit requirements and the general constriction in credit availability. In addition, the recent economic downturn had caused customers to delay requested delivery dates. Because our product revenues are influenced by the timing of product shipments, which are tied to customer-requested delivery dates, these delivery delays had increased the average order to revenue conversion cycle in the United States. Historically, this conversion cycle has been longer when new products are introduced or when we sell more products internationally. The lengthening of order to revenue conversion cycle could reduce our revenues and margins. In addition, our receivables may take longer to collect. Continuing growth in demand for our Oncology Systems products depends in part on the strength and sustainability of an economic recovery in the United States and in the Euro zone. Even though economic activity has shown some improvement, recovery has been sluggish and we cannot predict the strength or sustainability of an economic recovery, in general or specifically in the healthcare industry.

Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities such as IMRT, IGRT and volumetric modulated arc therapy tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We have seen our customers’ decision-making process complicated by the uncertainty surrounding Medicare reimbursement rates for radiotherapy and radiosurgery in the United States, such as in 2009 when there were proposed reductions in Medicare reimbursement rates for radiotherapy and radiosurgery at free-standing clinics. In addition, we do not know what impact the Affordable Health Care for America Act and similar state proposals will have on long-term growth or demand for our products and services in our Oncology Systems business. International reimbursement rates for radiation therapy tend to be low in national health systems, yet international markets continue to invest in better treatment capability, albeit often after it has been proven in the North American region or in other leading research centers worldwide.

Total Oncology Systems revenues, including service revenues, were $2.0 billion, $1.9 billion and $1.8 billion for fiscal years 2011, 2010 and 2009, respectively. We divide our market segments for Oncology Systems revenues into North America, Europe, Asia and rest of the world, and these regions constituted 48%, 32%, 15% and 5%, respectively, of Oncology Systems revenues during fiscal year 2011; 46%, 33%, 17% and 4%, respectively, of Oncology Systems revenues during fiscal year 2010; and 54%, 29%, 14%, and 3%, respectively, of Oncology Systems revenues during fiscal year 2009.

Our X-ray Products segment employs a combination of direct sales and independent distributors for sales in all of its regions and sells a high proportion of our x-ray tube products and flat panel products to a limited number of OEMs that incorporate our products into their imaging systems. The long-term fundamental growth driver of this business segment is the on-going success of our key OEM customers, and we expect that revenues from relatively few customers will continue to account for a high percentage of X-ray Products revenues in the foreseeable future. Our OEM customers include Toshiba Corporation, Carestream Health, Inc., Hitachi Medical Corporation, GE Healthcare, Planmeca Oy, Imaging Sciences International, Inc., Agfa Healthcare NV, and Sound Technologies, Inc. These OEM customers represented 64%, 62% and 61% of our total X-ray Products segment revenues during fiscal years 2011, 2010 and 2009, respectively, with the remaining revenues coming from a large number of small OEMs and independent services companies. Changes in access to diagnostic radiology or the reimbursement rates associated with diagnostic radiology as a result of the Affordable Health Care for America Act and similar state proposals will likely affect demand for our products in our X-ray Products business.

Total revenues for our X-ray Products segment were $469 million, $403 million and $331 million for fiscal years 2011, 2010 and 2009, respectively. We divide our market segments for X-ray Products revenues by region into North America, Europe, Asia and rest of the world, and these regions constituted 29%, 21%, 49% and 1%, respectively, of X-ray Products revenues during fiscal year 2011; 32%, 17%, 50% and 1%, respectively, of X-ray Products revenues during fiscal year 2010; and 33%, 15%, 49% and 3%, respectively, of X-ray Products revenues during fiscal year 2009.

Our SIP business also uses a combination of direct sales and independent distributors and sells a high proportion of its products to a limited number of OEMs that incorporate our products into their systems. As with X-ray Products, this business depends on the success of our OEM customers, and we expect that revenues from relatively few customers will continue to account for a high percentage of SIP revenues in the foreseeable future. We supply Linatron linear accelerators and detector products to OEMs such as Smiths Detection, Rapiscan Systems, Inc. and American Science & Engineering, Inc. We also sell our SIP products to commercial organizations in the casting, power, aerospace, chemical, petro-chemical and automotive industries.

Use of our SIP technology in security cargo screening and border protection is still in its early stages, but we believe demand for our SIP products will be driven primarily by cargo screening and border protection needs. This business is heavily influenced by governmental policies on homeland security, political change and government budgets. Orders and revenues for our SIP products have been and may continue to be unpredictable as governmental agencies may place large orders with us or with our OEM customers over a short period of time and then may not place any orders for a long time period thereafter. Furthermore, bid awards in this business may be subject to challenge by third parties, as we have previously encountered with a large government project, which can make the certainty of some SIP orders unpredictable.

In the VPT business, we use direct sales specialist representatives who collaborate globally with our Oncology Systems sales group on projects. Potential customers are government-sponsored hospitals and research institutions and research universities, which typically purchase products through public tenders, and, to a lesser extent, private hospitals, clinics and private developers. While this market is still developing, we believe that growth in this business will initially develop in the major metropolitan areas in the United States and abroad, driven by institutions that wish to expand their clinical offerings and increase their profile in their respective communities.

Competition

Rapidly evolving technology, intense competition and pricing pressure characterize the markets for radiation therapy equipment and software products, including our Oncology Systems products. We compete with companies worldwide. Some of our competitors have greater financial, marketing and other resources than we have. These competitors could develop technologies and products that are more effective than those we currently use or produce or that could render our products obsolete or noncompetitive. Our smaller competitors could be acquired by companies with greater financial strength, which could enable them to compete more aggressively. Some of our suppliers or distributors could also be acquired by competitors, which could disrupt these supply or distribution arrangements and result in less predictable and reduced revenues. Furthermore, we believe that new competitors will enter our markets, as we have encountered new competitors as we enter new markets such as radiosurgery, volumetric modulated arc therapy and proton therapy. We have directed substantial product development efforts into (i) greater interconnectivity of our products for more seamless operation within a system, (ii) enhancing the ease of use of our software products and (iii) reducing setup and treatment times and increasing patient throughput. We have emphasized maintaining an “open systems” approach that allows customers to “mix and match” our various individual products, incorporate products from other manufacturers, share information with other systems or products and use the equipment for offering various methods of radiation therapy treatment. We have done this based on our belief that such interconnectivity will increase the acceptance and adoption of IMRT, IGRT and volumetric modulated arc therapy and will stimulate demand for our products. We face competition though from “closed-ended” dedicated-use systems that place simplicity of use ahead of flexibility. If we have misjudged the importance to our customers of maintaining an “open systems” approach, or if we are unsuccessful in our efforts to enable greater interconnectivity, enhance ease-of-use and reduce setup and treatment times, our revenues could suffer.

Our Oncology Systems customers’ equipment purchase considerations typically include: reliability, servicing, patient throughput, precision, price, payment terms, connectivity, clinical features, the ability to track patient referral, long-term relationship with customers and capabilities of customers’ existing equipment. We believe we compete favorably with our competitors based upon our strategy of providing a complete package of products and services in the field of radiation oncology and our continued commitment to global distribution and customer service, value-added manufacturing, technological leadership and new product innovation. To compete successfully, we must provide technically superior, clinically proven products that deliver more precise, cost effective, high quality clinical outcomes, together in a complete package of products and services, and to do so ahead of our competitors. Since our Oncology Systems products are generally sold on a basis of total value to the customer, our business may suffer when purchase decisions are based solely upon price, which can happen if hospitals and clinics give purchasing decision authority to group purchasing organizations. In addition, additional competitors may delay customer purchasing decisions as customers evaluate the products of these competitors along with ours, potentially extending our sales cycle and adversely affecting our net orders.

We are the leading provider of medical linear accelerators and related accessories. In radiotherapy and radiosurgery markets, we compete primarily with Elekta AB, Siemens Medical Solutions, Accuray Incorporated and Tomotherapy Incorporated (which was recently acquired by Accuray Incorporated). With our information and image management, simulation, treatment planning and radiosurgery products, we also compete with a variety of companies, such as Elekta AB, Philips Medical Systems, Best Theratronics, Ltd., Nucletron B.V. and Siemens Medical Solutions. We also encounter some competition from providers of hospital information systems. With respect to our brachytherapy operations, our competitors are Nucletron B.V. (which was recently acquired by Elekta AB) and IBt Bebig s.a. In our Oncology Systems the service and maintenance business, we compete with independent service organizations and our customers’ internal service organizations.

In addition, as a radiotherapy and radiosurgery equipment provider, we also face competition from alternative cancer treatment methods, such as traditional surgery, chemotherapy, robotic surgery and drug therapies, among others. To compete successfully, we need to demonstrate and convince our customers of the advantages of radiation therapy over other cancer treatment alternatives.

In x-ray imaging components and subsystems, we often compete with companies that have greater financial, marketing and other resources than we have. Some of the major diagnostic imaging systems companies, which are the primary OEM customers for our x-ray components, also manufacture x-ray components, including x-ray tubes, for use in their own imaging systems products. We must compete with these in-house manufacturing operations for business from their affiliated companies. As a result, we must have a competitive advantage in one or more significant areas, which may include lower product cost, better product quality or superior technology and/or performance. We sell a significant volume of our x-ray tubes to OEMs such as Toshiba Corporation, Hitachi Medical Corporation, Philips Medical Systems and GE Healthcare, all of which have in-house x-ray tube production capability. In addition, we compete against other stand-alone, independent x-ray tube manufacturers such as Comet AG and IAE Industria Applicazioni Elettroniche Spa. These companies compete with us for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for x-ray tubes. The market for flat panel detectors is also very competitive. We incorporate our flat panel detectors into our equipment for IGRT within our Oncology Systems and also sell to a number of OEMs, which incorporate our flat panel detectors into their medical diagnostic, dental, veterinary and industrial imaging systems. Our amorphous silicon based flat panel detector technology competes with other detector technologies such as amorphous selenium, charge-coupled devices and variations of amorphous silicon scintillators. We believe that our product provides a competitive advantage due to lower product cost and better product quality and performance. For flat panel detectors, our significant customers include Carestream Health, Inc. and Toshiba Corporation and we primarily compete against Perkin-Elmer, Inc., Trixell S.A.S., Samsung Electronics and Canon, Inc.

In our SIP business, we compete with other OEM suppliers, primarily outside of the United States in the security and inspection market, and our major competitor is Nuctech Company Limited. The market for our SIP products used for nondestructive testing in industrial applications is small and highly fractured and there is no single major competitor in this nondestructive testing market.

The market for proton therapy products is still developing and is characterized by rapidly evolving technology, high competition and pricing pressure. Our ability to compete successfully depends, in part, on our ability to lower our product costs, develop and provide technically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, including integration of IGRT technologies such as OBI. In the proton therapy market, we compete principally with Hitachi Medical Corporation, Ion Beam Applications S.A., Mevion Medical Systems, Inc. (formerly Still River Systems, Inc.) and Sumitomo Heavy Industries, Ltd. There are a number of smaller competitors that are also developing proton therapy products.

Research and Development

Developing products, systems and services based on advanced technology is essential to our ability to compete effectively in the marketplace. We maintain a research and development and engineering staff responsible for product design and engineering. Research and development expenses totaled $171 million, $157 million and $147 million in fiscal years 2011, 2010 and 2009, respectively.

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

Within Oncology Systems, our development efforts focus on enhancing the reliability and performance of existing products and developing new products. This development is conducted primarily in the United States, Switzerland, Canada, England, Finland, India and China. In addition, we support research and development programs at selected hospitals and clinics. Current areas for development within Oncology Systems include linear accelerator systems and accessories for medical applications, information systems, radiation treatment planning software, image processing software, imaging devices, simulation, patient positioning and equipment diagnosis and maintenance tools.

Within X-ray Products, development is conducted at our Salt Lake City, Utah and Palo Alto, California facilities and is primarily focused on developing and improving x-ray imaging component and subsystem products. Current x-ray tube development areas include improvements to tube life and tube stability and reduction of tube noise. We are also working on x-ray tube designs which will operate at higher power loadings and at higher CT rotational speed to enhance the performance of next generation CT scanners as well as x-ray tubes to enhance the performance of our flat panel detectors. Research in flat panel imaging technology is aimed at developing new panel technologies for low cost radiographic imaging, flexible panel interfaces and cone beam CT.

Within VPT, our development efforts focus on integrating patient set-up, motion management and clinical workflow solutions originally developed in Oncology Systems. We expect that, in order to realize the full potential of the VPT business, we will need to invest substantial resources to properly develop proton therapy technology and build this new business.

Manufacturing and Supplies

We manufacture our medical linear accelerators in Palo Alto, California and in Beijing, China. Our treatment simulator systems and some accelerator subsystems are manufactured in Crawley, United Kingdom and some of our other accessory products in Baden, Switzerland; Helsinki, Finland; Toulouse, France and Winnipeg, Canada. We manufacture our high dose rate brachytherapy systems in Crawley, United Kingdom and Haan, Germany and our brachytherapy treatment planning products in Charlottesville, Virginia. Calypso manufactures certain components of their tumor tracking and motion management products in Seattle, Washington. Our SIP linear accelerators and certain radiographic products are manufactured in Las Vegas, Nevada. We manufacture components and sub-systems for our proton therapy products and systems in Troisdorf, Germany and we plan to develop additional manufacturing facilities as needed for this business. We manufacture our x-ray imaging component and subsystem and flat panel detector products in Salt Lake City, Utah; Charleston, South Carolina; Willich, Germany; and Beijing, China. These facilities employ state-of-the-art manufacturing techniques, and several have been honored by the press, governments and trade organizations for their commitment to quality improvement. These manufacturing facilities are certified by International Standards Organization (“ISO”) under ISO 9001 (for SIP) or ISO 13485 (for medical devices).

Manufacturing processes at our various facilities include machining, fabrication, subassembly, system assembly and final testing. We have invested in various automated and semi-automated equipment for the fabrication and machining of the parts and assemblies that we incorporate into our products. We may, from time to time, invest further in such equipment. Our quality assurance program includes various quality control measures from inspection of raw material, purchased parts and assemblies through on-line inspection. We also receive subassemblies from third-party suppliers and integrate them into a finished system. We outsource the manufacturing of many major subassemblies and perform system design, assembly and testing in-house. We believe outsourcing enables us to reduce fixed costs and capital expenditures, while also providing us with the flexibility to increase production capacity. We purchase material and components from various suppliers that are either standard products or customized to our specifications. We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier, such as the radioactive sources for high-dose afterloaders, klystrons for linear accelerators; transistor arrays and cesium iodide coatings for flat panel detectors and specialized integrated circuits, x-ray tube targets, housings, glassframes and various other components; and radiofrequency components, magnets and gantry hardware for proton therapy systems. We require certain raw materials such as tungsten, lead and copper for Oncology Systems and SIP; copper, lead, tungsten, rhenium, molybdenum zirconium, and various high grades of steel alloy for x-ray tubes, and high-grade steel, high-grade copper and iron for the VPT business. Worldwide demand, availability and pricing of these raw materials have been volatile, and we expect that availability and pricing will continue to fluctuate in the future.

Backlog

Our backlog at the end of fiscal year 2011 was $2.5 billion, of which we expect to recognize approximately 50% to 55% as revenues in fiscal year 2012. Our backlog at the end of fiscal year 2010 was $2.2 billion, of which $1.2 billion was recognized as revenues in fiscal year 2011. Our Oncology Systems backlog represented 88% and 91% of the total backlog at the end of fiscal years 2011 and 2010, respectively. Except for VPT orders, we only recognize orders when product shipment or construction of certain highly customized SIP products is expected to occur within two years and only if any contingencies are deemed perfunctory. In addition, we do not recognize SIP orders from governmental agencies with bid protest provisions until the expiration of the bid protest period. For our VPT business, we recognize orders when construction of the related proton therapy treatment center is reasonably expected to start within two years. Also, we only recognize orders for VPT products with contingencies if we deem the contingencies perfunctory or if we publicly disclose the existence and nature of material contingencies. However, orders will not be recognized if there are major financing contingencies or customer board approval contingencies pending. Backlog also includes a small portion of service contracts when they become billable, as well as the amount of deferred revenue and revenue related to acceptance. We perform a semi-annual review to verify that orders in our backlog remain valid. This review identifies aged orders and confirms these orders with our internal sales organization or our customers. Aged orders which are not expected to be converted to revenues during this backlog review are deemed dormant and are no longer included in the reported backlog. Orders may be revised or canceled, either according to their terms or as customers’ needs change; consequently, it is difficult to predict with certainty the amount of backlog that will result in revenues. In fiscal years 2011, 2010 and 2009, we adjusted orders down by $95 million, $124 million (which includes the cancellation of a $62 million proton therapy system order from Skandion Kliniken) and $71 million, respectively, of orders due to adjustments, revisions or cancellations. Our reported net orders are net of all backlog adjustments.

Product and Other Liabilities

Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices and other devices that deliver radiation. Because our products are involved in the intentional delivery of radiation to the human body; other situations where people may come in contact with radiation (for example, when our SIP products are being used to scan cargo); the collection and storage of patient treatment data for medical analysis and treatment delivery; the planning of radiation treatment and diagnostic imaging of the human body; and the diagnosing of medical problems, the possibility for significant injury and/or death exists. Our medical products operate within our customers’ facilities and network systems, and under quality assurance procedures established by the facility that ultimately result in the delivery of radiation to patients. Human and other errors or accidents may arise from the operation of our products in complex environments with products from other vendors, where interoperability or data sharing protocol may not be optimized even though the equipment or system operate according to specifications. As a result, we may face substantial liability to patients, our customers and others for damages resulting from the faulty, or allegedly faulty, design, manufacture, installation, servicing, support, testing or interoperability of our products, or their misuse or failure, as well as liability related to the loss or misuse of private patient data. We may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in our products, or the installation, servicing and support of our products. Any accident or mistreatment could subject us to legal costs, adverse publicity and damage to our reputation, whether or not our products or services were a factor. In addition, if a product we design or manufacture is defective (whether due to design, labeling or manufacturing defects, improper use of the product or other reasons), we may be required to recall the product and notify regulatory authorities. We maintain limited product liability insurance coverage and currently self-insure professional liability/errors and omissions liability.

Government Regulation

U.S. Regulations

U.S. laws governing marketing a medical device.    In the United States, as a manufacturer and seller of medical devices and devices emitting radiation or utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the Food and Drug Administration (“FDA”), Nuclear Regulatory Commission (“NRC”), and state and local regulatory agencies, such as the State of California, to ensure the devices are safe and effective and comply with laws governing products which emit, produce or control radiation. Similar international regulations apply overseas. These regulations, which include the U.S. Food, Drug and Cosmetic Act (the “FDC Act”) and regulations promulgated by the FDA, govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale and marketing and disposal of medical devices, post-market surveillance and reporting of serious injuries and death, repairs, replacements, recalls and other matters relating to medical devices, radiation emitting devices and devices utilizing radioactive by-product material. State regulations are extensive and vary from state to state. Our Oncology Systems equipment and software, as well as proton therapy systems offered by our VPT business, constitute medical devices subject to these regulations. Our x-ray tube products and flat panel detectors produced by X-ray Products are also considered medical devices. Future products in any of our business segments may constitute medical devices and be subject to regulation. These laws require that manufacturers adhere to certain standards designed to ensure that the medical devices are safe and effective. Under the FDC Act, each medical device manufacturer must comply with quality system regulations that are strictly enforced by the FDA.

Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, an existing currently marketed medical device obtain either 510(k) pre market notification clearance or pre-market approval (“PMA”) before the manufacturer can market and sell those products in the United States. The 510(k) clearance process is applicable when the device introduced into commercial distribution is not substantially equivalent to a legally marketed device or the device is about to be significantly changed or modified in design components, method of manufacture or intended use. The process of obtaining 510(k) clearance generally takes at least three to six months from the date the application is filed, but could take significantly longer, and generally requires submitting supporting design and testing data, which can be extensive and can lengthen the process considerably. After a product receives 510(k) clearance, any modifications or enhancements that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process may require a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with the manufacturer’s decision, it may retroactively require the manufacturer to submit a request for 510(k) pre-market notification clearance and can require the manufacturer to cease marketing and/or recall the product until 510(k) clearance is obtained. The FDA has recently issued a draft guidance that, if finalized and implemented, will result in manufacturers needing to seek a significant number of new clearances for changes made to legally marketed devices. If we cannot establish that a proposed product is substantially equivalent to a legally marketed device, we must seek pre-market approval through a PMA application. Under the PMA process, the applicant submit extensive supporting data, including, in most cases, data from clinical studies, in the PMA application to establish reasonable evidence of the safety and effectiveness of the product. This process typically takes at least one to two years from the date the PMA is accepted for filing, but can take significantly longer for the FDA to review. To date, we have only manufactured Class I medical devices, which do not require PMA or 510(k) clearance, and Class II medical devices, which require 510(k) clearance. We do not manufacture any Class III medical devices, which require PMA. Our x-ray tubes and flat panel detectors are Class I medical devices, while all of the medical devices produced by our Oncology Systems segment and the proton therapy systems manufactured by our VPT business are Class II medical devices.

Quality systems, audits and failure to comply.    Our manufacturing operations for medical devices, and those of our third-party manufacturers, are required to comply with the FDA’s Quality System Regulation (“QSR”), which addresses a company’s responsibility for product design, testing, and manufacturing quality assurance, and the maintenance of records and documentation. The QSR requires that each manufacturer establish a quality systems program by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices. QSR compliance is necessary to receive and maintain FDA clearance or approval to market new and existing products. The FDA makes announced and unannounced periodic and on-going inspections of medical device manufacturers and may issue reports, known as FDA Form 483 reports when the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures. If these observations are not promptly and adequately responded to, the FDA may issue a Warning Letter and/or proceed directly to other forms of corrective action against us, including total shutdown of production facilities, denial of importation rights to the United States for products manufactured in overseas locations and criminal and civil fines. Inspections usually occur every two years. We have responded to observations issued in a FDA Form 483 related to the May 2011 inspections of our Oncology Systems manufacturing facilities located in Helsinki, Finland and Haan, Germany. These observations generally include issues with complaint investigations, corrective actions and preventive actions, filings required under medical device reporting regulations and purchasing controls.

The FDA and the Federal Trade Commission (“FTC”) also regulate the advertising of our products to ensure that the claims we make are consistent with our regulatory clearances, that there are adequate and reasonable scientific data to substantiate the claims and that our promotional labeling and advertising is neither false nor misleading. In general, we may not promote or advertise our products for uses not within the scope of our intended use statement in our clearances or approvals or make unsupported safety and effectiveness claims.

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

If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face a number of adverse consequences, including adverse publicity affecting both us and our customers; government investigations; partial suspensions or total shutdown of production facilities, or the imposition of operating restrictions; losses of clearances or approvals already granted; or seizures or recalls of our products or those of our customers.

Other applicable U.S. regulations.    As a participant in the healthcare industry, we are also subject to extensive laws and regulations protecting the privacy and integrity of patient medical information that we receive or have access to, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA,”) “fraud and abuse” laws and regulations, including, physician self-referral prohibitions, and false claims laws. From time to time, these laws and regulations may be revised or interpreted in ways that could make it more difficult for our customers to conduct their businesses, such as recent proposed revisions to the laws prohibiting physician self-referrals, and such revisions could have an adverse effect on the demand for our products, and therefore our business and results of operations. We also must comply with numerous federal, state and local laws of more general applicability relating to such matters as safe working conditions, manufacturing practices and fire hazard control.

The laws and regulations and their enforcement are constantly undergoing change, and we cannot predict what effect, if any, changes to these laws and regulations may have on our business. For example, HIPAA was amended by the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), enacted as part of the American Recovery and Reinvestment Act of 2009. The HITECH Act significantly increases the civil money penalties for violations of patient privacy rights protected under HIPAA. Furthermore, business associates who have access to patient health information provided by hospitals and healthcare providers are now directly subject to HIPAA, including the new enforcement scheme and inspection requirements. Moreover, there has been a trend in recent years toward more stringent regulation and enforcement of requirements applicable to medical device manufacturers who receive or have access to patient health information. Government regulation also may cause considerable delay or even prevent the marketing and full commercialization of future products or services that we may develop, and/or may impose costly requirements on our business. Insurance coverage is not commercially available for violations of law, including the fines, penalties or investigatory costs that may flow to us as the consequence of regulatory violations; consequently, we do not have insurance that would cover this type of liability.

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

We are continuing to evaluate the Affordable Health Care for America Act and its potential impact on our business. Specifically, one of the components of the new law is a 2.3% excise tax on sales of most medical devices, which include our Oncology Systems products, starting in 2013. This tax may put increased pressure on medical device manufacturers and purchasers, and may lead our customers to reduce their orders for products we produce or to request that we reduce the prices we charge for our products in order to offset the tax. Other elements of this new legislation, including comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots) and other provisions, could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, including the demand and availability of our products, the reimbursement available for our products from governmental and third-party payors, and reduced medical procedure volumes.

Various healthcare reform proposals have also emerged at the state level, and we are unable to predict which, if any of these proposals will be enacted. We believe that the uncertainty created by healthcare reform in the United States has complicated our customers’ decision-making process and impacted our Oncology Systems and VPT businesses, and we expect that this uncertainty will persist until there is greater clarity on how the Affordable Health Care for America Act and state proposals will affect healthcare providers.

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

Foreign Regulations

Our operations, sales and service of our products outside the United States are subject to regulatory requirements that vary from country to country and may differ significantly from those in the United States. In general, our products are regulated outside the United States as medical devices by foreign governmental agencies similar to the FDA.

Marketing a medical device internationally.    In order for us to market our products internationally, we must obtain clearances or approvals for products and product modifications. We are required to affix the Conformité Européenne (“CE”) mark to our products in order to sell them in member countries of the European Economic Area (“EEA”). The CE mark is an international symbol of adherence to certain essential principles of safety and effectiveness, which once affixed enables a product to be sold in member countries of the EEA. The CE mark is also recognized in many countries outside the EEA, such as Switzerland and Australia, and can assist in the clearance process. In order to receive permission to affix the CE mark to our products, we must obtain Quality System certification, e.g., ISO 13485, and must otherwise have a quality management system that complies with the European Union (“EU”) Medical Device Directive. The ISO promulgates standards for certification of quality assurance operations. We are certified as complying with the ISO 9001 for our SIP products and ISO 13485 for our medical devices. Several Asian countries, including Japan and China, have adopted regulatory schemes that are comparable, and in some cases more stringent, than the EU scheme. To import medical devices into Japan, the requirements of Japan’s New Medical Device Regulation must be met and a “shonin,” the approval to sell medical products in Japan, must be obtained. Similarly, in China a registration certification issued by the State Food and Drug Administration and a China Compulsory Certification mark for certain products are required to sell medical devices in that country. Obtaining such certifications on our products can be time-consuming and can cause us to delay marketing or sales of certain products in such countries. Similarly, prior to selling a device in Canada, manufacturers of Class II, III and IV devices must obtain a medical device license. We sell Class II and Class III devices in Canada. Additionally, many countries have laws and regulations relating to radiation and radiation safety that also apply to our products. In most countries, radiological regulatory agencies require some form of licensing or registration by the facility prior to acquisition and operation of an x-ray generating device or a radiation source. The handling, transportation and the recycling of radioactive metals and source materials are also highly regulated.

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

We generally rely upon a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our proprietary rights in the developments, improvements and inventions that we have originated and which are incorporated in our products or that fall within our fields of interest. As of September 30, 2011, we owned 300 patents issued in the United States and 102 patents issued throughout the rest of the world and had 362 patent applications on file with various patent agencies worldwide. We intend to file additional patent applications as appropriate. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We also have agreements with third parties that provide for licensing of patented or proprietary technology, including royalty-bearing licenses and technology cross-licenses.

Environmental Matters

For a discussion of environmental matters, see “Government Regulation—Foreign Regulations” and “MD&A—Environmental Remediation Liabilities,” which discussions are incorporated herein by reference.

Financial Information about Geographic Areas

We do business globally with manufacturing in the United States, Europe and China and with sales and service operations and customers throughout the world. Roughly half of our revenues are generated from our international regions. In addition to the potentially adverse impact of foreign regulations, see “Government Regulation—Foreign Regulations,” we also may be affected by other factors related to our international sales such as: lower average selling prices and profit margins; longer time periods from shipment to revenue recognition (which increases revenue recognition deferrals and time in backlog); and longer time periods from shipment to cash collection (which increases days sales outstanding (“DSO”). So to the extent that the geographic distribution of our sales continues to shift more towards international regions, our overall revenues and margins may suffer. We sell our products internationally predominantly in local currencies, but our cost structure is weighted towards the U.S. dollar. Accordingly, there may be adverse consequences from fluctuations in foreign currency exchange rates, which may affect both the affordability and competitiveness of our products and our profit margins. We do engage in currency hedging strategies to offset the effect of currency exchange fluctuations, but the protection offered by these hedges depends upon the timing of transactions, forecast volatility, effectiveness of such hedges and the extent of currency fluctuation.

We are also exposed to other economic, political and other risks inherent in doing business globally. For an additional discussion of these risks, see “Risk Factors.”

For a discussion of financial information about geographic areas, see Note 17, “Segment Information” of the Notes to the Consolidated Financial Statements.

Discontinued Operations

In September 2008, we approved a plan to sell the scientific research instruments business (“Research Instruments”) that we acquired as part of our acquisition of ACCEL in order to focus our efforts on the development of the proton therapy systems portion of the business. Research Instruments developed, manufactured and serviced highly customized scientific instrument components and systems for fundamental and applied physics research primarily for national research laboratories worldwide. The sale of Research Instruments was completed in the second quarter of fiscal year 2009.

In fiscal year 2011, we recognized a loss of $9.7 million for additional costs to settle the remaining customer contract related to Research Instruments. As of September 30, 2011, we had no remaining obligations related to Research Instruments. We have classified Research Instruments as a discontinued operation in our Consolidated Statements of Earnings and Consolidated Balance Sheets for all periods presented. See Note 18, “Discontinued Operations” of the Notes to the Consolidated Financial Statements for detailed discussion. Research Instruments was previously included with the VPT business, which is reported under the “Other” category in Note 17, “Segment Information” of the Notes to the Consolidated Financial Statements.

Employees

We had approximately 5,700 full-time and part-time employees worldwide, 3,300 in the United States and 2,400 elsewhere at September 30, 2011. None of our employees based in the United States are unionized or subject to collective bargaining agreements. Employees based in some foreign countries may, from time to time, be subject to collective bargaining agreements. We currently consider our relations with our employees to be good.

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

Executive Officers of the Registrant

The biographical summaries of our executive officers, as of November 1, 2011, as of are as follows:

Name	Age	Position
Timothy E. Guertin	62	President and Chief Executive Officer
Dow R. Wilson	52	Corporate Executive Vice President and Chief Operating Officer
Elisha W. Finney	50	Corporate Senior Vice President, Finance and Chief Financial Officer
Kolleen T. Kennedy	52	Corporate Senior Vice President and President, Oncology Systems
Robert H. Kluge	65	Corporate Senior Vice President and President, X-ray Products
Tai-yun Chen	59	Corporate Vice President, Finance and Corporate Controller
John W. Kuo	48	Corporate Vice President, General Counsel and Corporate Secretary

Timothy E. Guertin has been Chief Executive Officer since February 2006 and President since August 2005. Previously, Mr. Guertin served as Chief Operating Officer from October 2004 to February 2006, and Corporate Executive Vice President from October 2002 to August 2005. Mr. Guertin also served as President of our Oncology Systems business unit from 1992 to January 2005. Mr. Guertin was Corporate Vice President from 1992 to 2002. Mr. Guertin has held various other positions in the medical systems business during his 35 years with the Company. Mr. Guertin holds a B.S. degree in electrical engineering and computer science from the University of California at Berkeley.

Dow R. Wilson was appointed Corporate Executive Vice President and Chief Operating Officer effective October 2011. Mr. Wilson served as Corporate Executive Vice President and President, Oncology Systems from August 2005 through September 2011. Mr. Wilson served as Corporate Vice President and President, Oncology Systems from January 2005 to August 2005. Prior to joining the Company in January 2005, Mr. Wilson was Chief Executive Officer of the Healthcare-Information Technologies business in General Electric (a diversified technology and services company), from 2003 to 2005. Previously, Mr. Wilson served as General Manager, Surgical, x-ray and Interventional Businesses and General Manager, Functional Imaging of the Healthcare-Information Technologies business from 2002 to 2003, and was General Manager, Computed Tomography of the Healthcare-Information Technologies business from 2000 to 2002. During the previous 15 years, Mr. Wilson held various management positions within General Electric. Mr. Wilson holds a B.A. degree in English from Brigham Young University and an M.B.A. degree from Dartmouth’s Amos Tuck School of Business. Mr. Wilson has served on the board of directors of Saba Software, Inc. (an e-learning software provider) since August 2006 and in August 2011 was named the lead independent director of that board.

Elisha W. Finney was appointed Corporate Senior Vice President, Finance, in addition to being Chief Financial Officer, in January 2005. Ms. Finney was Corporate Vice President and Chief Financial Officer from April 1999 to January 2005. Ms. Finney has held various other positions, including Treasurer, during her 23 years with the Company. Ms. Finney holds a B.B.A. degree in risk management and insurance from the University of Georgia and an M.B.A. degree from Golden Gate University in San Francisco. Ms. Finney was appointed a director of Thoratec Corporation (a medical device manufacturer) in June 2007 and joined the board of Altera Corporation (a supplier of custom logic solutions) in August 2011.

Kolleen T. Kennedy was appointed Corporate Senior Vice President and President, Oncology Systems effective October 2011. From January 2006 through September 2011, Ms. Kennedy served as Vice President, Oncology Systems Customer Service and Support. Prior to that, Ms. Kennedy was the Company’s Vice President, Oncology Systems Marketing, Product Management and Engineering from September 2004 to January 2006. Prior to becoming Vice President, Ms. Kennedy served in various marketing management positions since she joined the Company in 1997. Ms. Kennedy holds a B.S. degree in Radiation Oncology and a B.S. degree in Psychology, both from Wayne State University, as well as an M.B.A. in Medical Physics from the University of Colorado.

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

Tai-yun Chen was appointed Corporate Vice President, Finance and Corporate Controller in August 2006. From February 2006 to August 2006, Ms. Chen served as the Company’s Operations Controller. Prior to that, from January 2002 to February 2006, Ms. Chen was the Company’s Assistant Corporate Controller, and from 2000 to January 2002 Ms. Chen was the Company’s Director of Corporate Accounting. Ms. Chen has served in various accounting management positions throughout the Company during her 28 years with the Company. Ms. Chen holds a bachelor’s degree in economics from the National Chung Chi University in Taiwan and a master’s degree in managerial economics from the University of California at Santa Barbara.

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

We believe that IMRT, including volumetric modulated arc therapy, and IGRT have become accepted standards for treatment in the radiation oncology market. Demand for our IMRT and IGRT products have been the drivers for our net orders and revenues in Oncology Systems and, because of the significance of Oncology Systems, on our business in general. We recently introduced TrueBeam, a new line of linear accelerators for radiotherapy and radiosurgery, and UNIQUE, a low-energy linear accelerator for more price sensitive markets in international regions, to meet the evolving needs of our IMRT and IGRT customers. We believe TrueBeam will be a valuable tool for clinicians in the fight against cancer and to stimulate faster replacement of older systems in our installed base. We also believe that our RapidArc products for volumetric modulated arc therapy, are a significant advance in IMRT treatments and can help drive longer term demand for our linear accelerators and IMRT- and IGRT-related products. Orders for these new products and products lines have contributed greatly to our recent orders growth and are keys to our future success. If our customers do not purchase these products or if future studies call into question the effectiveness of these or our other IMRT or IGRT products (including other volumetric modulated arc therapy products) or show negative side effects, or if other more effective technologies are introduced, our net orders, revenues and financial results could suffer. As more institutions buy or upgrade to achieve IMRT and IGRT capabilities, the market for these products (including volumetric modulated arc therapy products) may become saturated. Alternatively, the marketplace may conclude that functions and features of our products should no longer be an element of a generally accepted diagnostic or treatment regimen. If this occurs, the market for our products may be adversely affected and they may become less useful or obsolete.

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

Rapid change and technological innovation characterize the Oncology Systems market. Our products often have long development and government approval cycles, so we must anticipate changes in the marketplace, in technology and in customer demands. Our success depends on the successful development, introduction and commercialization of new generations of products, treatment systems and enhancements to and/or simplification of existing product lines. Our Oncology Systems products, including new products such as TrueBeam and RapidArc, are technologically complex and must keep pace with, if not be superior to, the products of our competitors. Our X-ray Products business must also continually develop improved and lower cost products. We are making significant investments in long-term growth initiatives, such as development of our SIP and VPT businesses, and expect that we will need to invest more to develop and commercialize the products and technology for these businesses. Accordingly, many of our products may require significant planning, design, development and testing, as well as significant capital commitments, involvement of senior management and other investments on our part. We may need to spend more time and money than we expect to develop and introduce new products or enhancements and, even if we succeed, they may not be sufficiently profitable that we are able to recover all or a meaningful part of our investment. Once introduced, new products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete, and could adversely impact our revenues and operating results. Compliance with regulations, competitive alternatives, and shifting market preferences may also impact our success with new products or enhancements.

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

We conduct business globally. Our international revenues accounted for approximately 55%, 57% and 50% of revenues from continuing operations during fiscal years 2011, 2010 and 2009, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so, although we cannot be sure we will be able to meet our sales, service and support objectives or obligations, or recover our investments. Accordingly, our future results could be harmed by a variety of factors, including:

•	the difficulties in enforcing agreements and collecting receivables through many foreign country’s legal systems;

•	the longer payment cycles associated with many foreign customers;

•	currency fluctuations;

•	changes in the political, regulatory, safety or economic conditions in a country or region;

•	the imposition by foreign countries of additional taxes, tariffs or other restrictions on foreign trade;

•	the lower sales prices and gross margins usually associated with sales of our products in the international region;

•	the longer period in the international region from shipment to revenue recognition that generally results in greater revenue recognition deferrals and higher backlog;

•	any inability to obtain export licenses and other required export or import licenses or approvals;

•

failure to comply with export laws and requirements which may result in civil or criminal penalties and restrictions on our ability to export our products, particularly our industrial linear accelerator products;

•

failure to obtain proper business licenses or other documentation, or to otherwise comply with local laws and requirements regarding marketing, sales, service or any other business we conduct in a foreign jurisdiction, which may result in civil or criminal penalties and restrictions on our ability to conduct business in that jurisdiction; and

•	the possibility that it may be more difficult to protect our intellectual property in foreign countries.

Although our orders and sales fluctuate from period to period, in recent years our international region has represented a larger share of our business. The more we depend on sales in the international region, the more vulnerable we become to these factors.

As of September 30, 2011, 97% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation and our overall tax rate and our results of operations could suffer.

Our effective tax rate is impacted by tax laws in both the United States and in the respective countries in which our international subsidiaries do business. Earnings from our international region are generally taxed at rates lower than U.S. rates. A change in the percentage of our total earnings from the international region, or a change in the mix of particular tax jurisdictions within the international region could cause our effective tax rate to increase or decrease. Also, we are not currently taxed in the United States on certain undistributed earnings of certain foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes should they either be deemed or actually remitted to the United States, or if tax laws change, in which case our financial results could be adversely affected. In addition, Congress has considered proposals that would significantly change U.S. taxation of U.S.-based multinational corporations. Although we cannot predict whether or in what form Congress would enact any such proposals, legislation of this type could negatively impact our effective tax rate and adversely affect our financial results.

OUR RESULTS HAVE BEEN AND MAY CONTINUE TO BE AFFECTED BY CONTINUING WORLDWIDE ECONOMIC INSTABILITY

Since fiscal year 2008, the global economy has been impacted by the sequential effects of the subprime lending crisis; the credit market crisis; collateral effects on the finance and banking industries; volatile currency exchange rates and energy costs; concerns about inflation (deflation), slower economic activity, consumer confidence, corporate profits and capital spending, adverse business conditions, liquidity and unemployment; and concerns over the downgrade of U.S. sovereign debt and continued sovereign debt uncertainties in Europe and other foreign countries. These conditions have shrunk capital equipment budgets, slowed decision-making, made financing for large equipment purchases more expensive and more time consuming to obtain, and made it difficult for our customers and our vendors to accurately forecast and plan future business activities and reduced their confidence. This, in turn, has caused our customers to freeze, delay or dramatically reduce purchases and capital project expenditures. Even though economic activity has shown some improvement, recovery has been sluggish and we cannot predict the strength or sustainability of an economic recovery, in general or specifically in the healthcare industry. It has taken time for our customers to establish new budgets and may take more time for them to fully return to normal purchasing patterns. Project delays may continue, particularly as they relate to large scale or government projects, which may be affected by austerity measures. Alternatively, in the past, some countries, including Japan, have adopted and may in the future adopt government stimulus programs to revitalize their economies and improve healthcare and medical services. The availability of stimulus programs in the future could positively affect our results in one period and adversely affect our results in other periods, making it difficult for investors to compare our financial results between fiscal periods. Weak economic recovery may also disrupt supply if vendors consolidate or go out of business. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities. Historically, our business has felt the effects of market trends later than other sectors in the healthcare industry, such as diagnostic radiology, and we may experience the effects of any economic recovery later than others in the healthcare industry. A continued weak or deteriorating healthcare market would inevitably adversely affect our business, financial conditions and results of operations.

WE FACE SIGNIFICANT COSTS IN ORDER TO COMPLY WITH LAWS AND REGULATIONS APPLICABLE TO THE MANUFACTURE AND DISTRIBUTION OF OUR PRODUCTS, AND FAILURE OR DELAYS IN OBTAINING REGULATORY CLEARANCES OR APPROVALS, OR FAILURE TO COMPLY WITH APPLICABLE LAWS AND REGULATIONS COULD PREVENT US FROM DISTRIBUTING OUR PRODUCTS, REQUIRE US TO RECALL OUR PRODUCTS AND RESULT IN SIGNIFICANT PENALTIES

Our products and those of OEMs that incorporate our products are subject to extensive and rigorous government regulation in the United States. Compliance with these laws and regulations is expensive and time-consuming, and failure to comply with these laws and regulations could adversely affect our business. Furthermore, public media reports on misadministrations of radiotherapy in patients and focus on the role of the FDA in regulating medical devices has led to increased scrutiny of medical device companies and an increased likelihood of enforcement actions.

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

Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, existing currently marketed medical device obtain either 510(k) pre-market notification clearance or PMA before it can market or sell those products in the United States. Modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process may also require a new 510(k) clearance. The FDA has recently issued a draft guidance that, if finalized and implemented, will result in manufacturers needing to seek a significant number of new clearances for changes made to legally marketed devices. Although manufactures make the initial determination whether a change to a cleared device requires a new 510(k) clearance, we cannot assure you that the FDA will agree with our decisions not to seek additional approvals or clearances for particular modifications to our products or that we will be successful in obtaining new 510(k) clearances for modifications. Obtaining clearances or approvals is time-consuming, expensive and uncertain. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for the product. If we were unable to obtain required

FDA clearance or approval for a product or unduly delayed in doing so, or the uses of that product were limited, our business could suffer. In the past, in the United States, our devices have generally been subject to 510(k) clearance or exempt from 510(k) clearance. The 510(k) clearance process is generally less time-consuming, expensive and uncertain than the PMA process. However, there are some in the regulatory field who believe that certain medical devices should be required to use the PMA approval process, or a special more time-consuming 510(k) clearance process, rather than the current 510(k) clearance process. If we were required to use either of these lengthy processes for future products or product modifications, it could delay or prevent release of the proposed products or modifications, which could harm our business. The FDA recently announced its 510(k) clearance reform plan. We are currently analyzing how this plan, if fully implemented, may affect us and our ability to obtain product clearances.

Further, as we enter new businesses or pursue new business opportunities, such as opportunities that require clinical trials, we may become subject to additional laws, rules and regulations, including FDA rules and regulations that are applicable to the clinical trial process and protection of study subjects. Becoming familiar with and implementing the infrastructure necessary to comply with these laws, rules and regulations could be quite costly. In addition, failure to comply with these laws, rules and regulations could delay the introduction of new products and could adversely affect our business.

Quality systems, audits and failure to comply.    Our manufacturing operations for medical devices, and those of our third-party manufacturers, are required to comply with the FDA’s QSR, as well as other federal and state regulations for medical devices and radiation emitting products. The FDA makes announced and unannounced periodic and on-going inspections of medical device manufacturers to determine compliance with QSR and in connection with these inspections issues reports, known as Form FDA 483 reports when the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures. If observations from the FDA issued on Form FDA 483 reports are not addressed and/or corrective action taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a Warning Letter and/or proceed directly to other forms of enforcement action. Similarly, if a Warning Letter were issued, prompt corrective action to come into compliance would be required. Failure to respond timely to Form FDA 483 observations, a Warning Letter or other notice of noncompliance and to promptly come into compliance could result in the FDA bringing enforcement action against us, which could include the total shutdown of our production facilities, denial of importation rights to the U.S. for products manufactured in overseas locations, adverse publicity and criminal and civil fines. The expense and costs of any corrective actions that we may take, which may include products recalls, correction and removal of products from customer sites and/or changes to our product manufacturing and quality systems, could adversely impact our financial results and may also divert management resources, attention and time. Additionally, if a Warning Letter were issued, customers could delay purchasing decisions or cancel orders, and we could face increased pressure from our competitors who could use the Warning Letter against us in competitive sales situations, either of which could adversely affect our reputation, business and stock price. Currently, we are responding to and working with the FDA to fully resolve Form FDA 483 observations issued in May 2011 related to the inspections of our Oncology Systems manufacturing facilities located in Helsinki, Finland and Haan, Germany. These observations generally include issues with complaint investigations, corrective actions and preventive actions, filings required under medical device reporting regulations and purchasing controls. While in the past, we have received Form 483 observations that we successfully resolved with the FDA, we cannot be certain that we will have similar success in promptly resolving these observations.

In addition, we are required to timely file various reports with the FDA, including reports required by the medical device reporting regulations (“MDRs”), that require that we report to regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed timely, regulators may impose sanctions and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business.

If we initiate a correction or removal of a device to reduce a risk to health posed by the device, we would be required to submit a publicly available Correction and Removal report to the FDA and in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a device recall which could lead to increased scrutiny by the FDA, other international regulatory agencies and our customers regarding the quality and safety of our devices. Furthermore, the submission of these reports have been and could be used by competitors against us in competitive situations and cause customers to delay purchase decisions, cancel orders or adversely affect our reputation.

Our medical devices utilizing radioactive material are subject to the NRC clearance and approval requirements, and the manufacture and sale of these products are subject to extensive federal and state regulation that varies from state to state and among regions. Our manufacture, distribution, installation and service of medical devices utilizing radioactive material or emitting radiation also requires us to obtain a number of licenses and certifications for these devices and materials. Service of these products must also be in accordance with a specific radioactive materials license. Obtaining licenses and certifications may be time consuming, expensive and uncertain. In addition, we are subject to a variety of environmental laws regulating our manufacturing operations and the handling, storage, transport and disposal of hazardous materials, and which impose liability for the cleanup of any contamination from these materials. In particular, the handling and disposal of radioactive materials resulting from the manufacture, use or disposal of our products may impose significant costs and requirements. Disposal sites for the lawful disposal of materials generated by the manufacture, use or decommissioning of our products may no longer accept these materials in the future, or may accept them on unfavorable terms.

The FDA and the FTC also regulate advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory clearances, that there are adequate and reasonable scientific data to substantiate the claims and that our promotional labeling and advertising is neither false nor misleading in any respect. If the FDA or FTC determines that any of our advertising or promotional claims are misleading, not substantiated or not permissible, we may be subject to enforcement actions, including Warning Letters, and may be required to revise our promotional claims and make other corrections or restitutions.

If we or any of our suppliers, distributors or customers fail to comply with FDA, FTC and other applicable U.S. regulatory requirements or are perceived to potentially have failed to comply, we may face:

•	adverse publicity affecting both us and our customers;

•	increased pressures from our competitors;

•	investigations by governmental authorities or Warning Letters;

•	fines, injunctions, and civil penalties;

•	partial suspensions or total shutdown of production facilities, or the imposition of operating restrictions;

•	increased difficulty in obtaining required FDA clearances or approvals;

•	losses of clearances or approvals already granted;

•	seizures or recalls of our products or those of our customers;

•	delays in purchasing decisions by customers or cancellation of existing orders;

•	the inability to sell our products;

•	difficulty in obtaining product liability or operating insurance at a reasonable cost, or at all; and

•	civil fines and criminal prosecutions.

Other applicable U.S. regulations.    As a participant in the healthcare industry, we are also subject to extensive laws and regulations protecting the privacy and integrity of patient medical information that we receive, including HIPAA, “fraud and abuse” laws and regulations, including physician self-referral prohibitions, and false claims laws. From time to time, these laws and regulations may be revised or interpreted in ways that could make it more difficult for our customers to conduct their businesses, such as recent proposed revisions to the laws prohibiting physician self-referrals, and such revisions could have an adverse effect on the demand for our products, and therefore our business and results of operations. We also must comply with numerous federal, state and local laws of more general applicability relating to such matters as safe working conditions, manufacturing practices and fire hazard control.

The laws and regulations and their enforcement are constantly undergoing change, and we cannot predict what effect, if any, changes to these laws and regulations may have on our business. For example, HIPAA was amended by the HITECH Act, enacted as part of the American Recovery and Reinvestment Act of 2009. The HITECH Act significantly increases the civil money penalties for violations of patient privacy rights protected under HIPAA. Furthermore, business associates who have access to patient health information provided by hospitals and healthcare providers are now directly subject to HIPAA, including the new enforcement scheme and inspection requirements. Moreover, there has been a trend in recent years toward more stringent regulation and enforcement of requirements applicable to medical device manufacturers who receive or have access to patient health information.

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

COMPLIANCE WITH FOREIGN LAWS AND REGULATIONS APPLICABLE TO THE MANUFACTURE AND DISTRIBUTION OF OUR PRODUCTS MAY BE COSTLY, AND FAILURE TO COMPLY MAY RESULT IN SIGNIFICANT PENALTIES

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

Within the EEA, we must affix a CE mark, a European marking of conformity that indicates that a product meets the essential requirements of the Medical Device Directive. This conformity to the Medical Device Directive is done through self-declaration and is verified by an independent certification body, called a “Notified Body.” Once clearance is obtained and the CE mark is affixed to the device, the Notified Body will regularly audit us to ensure that we remain in compliance with the applicable European laws and Medical Device Directive. By affixing the CE mark marking to our product, we are certifying that our products comply with the laws and regulations required by the EEA countries, thereby allowing the free movement of our products within these countries and others that accept CE mark standards. If we cannot support our performance claims and demonstrate compliance with the applicable European laws and Medical Device Directive, we would lose our right to affix the CE mark to our products, which would prevent us from selling our products within the EU/EEA/Switzerland territory. Significant revisions to some of the applicable regulations governing requirements for medical devices in the EU/EEA/Switzerland went into effect in March 2010. These revisions have introduced additional uncertainty into the marketing authorization process for medical devices in Europe. Until medical device manufacturers and European regulatory agencies, including Notified Bodies and “competent authorities,” have greater experience with interpreting and applying the revised regulations, we may be subject to risks associated with additional testing, modification, certification or amendment of our existing market authorizations, or we may be required to modify products already installed at our customers’ facilities in order to comply with the official interpretations of these revised regulations.

In addition, we are required to timely file various reports with international regulatory authorities, including reports required by international adverse event reporting regulations, that require that we report to regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not timely filed, regulators may impose sanctions and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business.

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

Other applicable international regulations.    We are subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information. Particularly within the EU/EEA/Switzerland area, data protection legislation is comprehensive and complex and there has been a recent trend toward more stringent enforcement of requirements regarding protection and confidentiality of personal data. Data protection authorities from the different member states of the EU may interpret the legislation differently, which adds to this complexity, and data protection is a dynamic field where guidance is often revised. Fully understanding and implementing this legislation could be quite costly and timely, which could adversely affect our business. Additionally, in some instances, in order to fulfill the requirements of applicable U.S. law relating to data privacy, we may be faced with deciding whether to comply with EU/EEA/Switzerland data protection rules. Failure or partial failure to comply with data protection rules and regulations across the EU/EEA/Switzerland area could result in substantial monetary fines.

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

On March 23, 2010, President Obama signed into law the Affordable Health Care for America Act. While we are continuing to evaluate this legislation and its potential impact on our business, and many of its provisions are yet to be implemented, it may adversely affect the demand for our products and services, and therefore our financial position and results of operations, possibly materially.

Specifically, one of the components of the new law is a 2.3% excise tax on sales of most medical devices, which include our Oncology Systems products, starting in 2013. The Congressional Budget Office estimates that the total cost to the medical device industry could exceed $20 billion over ten years. This tax may put increased pressure on medical device manufacturers and purchasers, and may lead our customers to reduce their orders for products we produce or to request that we reduce the prices we charge for our products in order to offset the tax. Other elements of this new legislation, including comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots) and the reporting of certain payments by us to healthcare professionals and hospitals (the “Physician Payment Sunshine Act”), could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, including the demand and availability of our products, the reimbursement available for our products from governmental and third-party payors, and reduced medical procedure volumes.

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

CHANGES TO RADIATION ONCOLOGY REIMBURSEMENTS MAY AFFECT DEMAND FOR OUR PRODUCTS

Sales of our healthcare products indirectly depend on whether adequate reimbursement is available to our customers from a variety of sources, such as government healthcare insurance programs, including the Medicare and Medicaid programs; private insurance plans; health maintenance organizations; and preferred provider organizations. In general, third-party payors in the United States are increasingly cost-conscious, and we cannot be sure that they will reimburse our customers at levels sufficient to enable us to achieve or maintain sales and price levels for our products in this market. Without adequate support from third-party payors, the market for our products may be limited. There is no uniform policy on reimbursement among third-party payors, nor can we be sure that procedures using our products will qualify for appropriate levels of reimbursement from third-party payors. Once Medicare has made a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually. Private third-party payors, although independent from Medicare, sometimes use portions of Medicare reimbursement policies and payment amounts in making their own reimbursement decisions. As a result, decisions by CMS to reimburse for a treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a treatment sometimes extend to third-party payor reimbursement policies and amounts for that treatment. We have seen our customers’ decision-making process complicated by the uncertainty surrounding Medicare reimbursement rates for radiotherapy and radiosurgery in the United States. From time to time, CMS and third party payors may review and modify the factors upon which they rely to determine appropriate levels of reimbursement for cancer treatments. For example, CMS and third-party payors have begun to focus on the comparative effectiveness of radiation therapy versus other methods of cancer treatment, including surgery, and could modify reimbursement rates based on the results of comparative effectiveness studies. If comparative effectiveness studies are not available, or if available studies show that other cancer treatments are more effective than radiotherapy or radiosurgery, reimbursement rates for radiotherapy or radiosurgery could be reduced. Any significant cuts in reimbursement rates for radiotherapy, radiosurgery, proton therapy or brachytherapy, or concerns or proposals regarding further cuts, could further increase uncertainty, influence our customers’ decisions, reduce demand for our products, cause customers to cancel orders and have a material adverse effect on our revenues and stock price.

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

In addition, long-term movements in foreign currency exchange rates can also affect the competitiveness of our products in the local currencies of our international customers. Even though our international sales are mostly in local currencies, our cost structure is weighted towards the U.S. dollar. The volatility of the U.S. dollar that we have experienced over the last several years has affected the competitiveness of our pricing against our foreign competitors, some of which may have cost structures based in other currencies, either helping or hindering our international order and revenue growth, thereby affecting our overall financial performance and results. Changes in monetary or other policies here and abroad, including as a result of economic instability or concerns about the downgrade and levels of sovereign debt, or in reaction thereto, would also likely affect foreign currency exchange rates.

WE ARE SUBJECT TO FEDERAL, STATE AND FOREIGN LAWS GOVERNING OUR BUSINESS PRACTICES WHICH, IF VIOLATED, COULD RESULT IN SUBSTANTIAL PENALTIES. ADDITIONALLY, CHALLENGES TO OR INVESTIGATION INTO OUR PRACTICES COULD CAUSE ADVERSE PUBLICITY AND BE COSTLY TO RESPOND TO AND THUS COULD HARM OUR BUSINESS

Laws and ethical rules governing interactions with healthcare providers.    The Medicare and Medicaid “anti-kickback” laws, and similar state laws, prohibit payments or other remuneration that is intended to induce hospitals, physicians or others either to refer patients or to purchase, lease or order, or arrange for or recommend the purchase, lease or order of healthcare products or services for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. These laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements we may have with hospitals, physicians or other potential purchasers of our products. They particularly impact how we structure our sales offerings, including discount and rebate practices, customer support, education and training programs, physician consulting, research grants and other service arrangements. These laws are broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances.

Federal and state “false claims” laws generally prohibit knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other government payors that are false or fraudulent, or for items or services that were not provided as claimed. Although we do not submit claims directly to payors, manufacturers can be, and have been, held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, or through certain other activities, including promoting products for uses not approved or cleared by the FDA, which is called off-label promotion. Violating “anti-kickback” and “false claims” laws can result in civil and criminal penalties, which can be substantial, and potential mandatory or discretionary exclusion from healthcare programs for noncompliance. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to defend, and thus could harm our business and results of operations. Additionally, several recently enacted state and federal laws, including the laws in Massachusetts and Vermont, and the federal Physician Payment Sunshine Act, now require, among other things, extensive tracking and maintenance of databases regarding the disclosure of relationships and payments to physicians, healthcare providers and hospitals. These laws require us to implement the necessary and costly infrastructure to track and report certain payments to healthcare providers. Failure to comply with these new tracking and reporting laws could subject us to significant civil monetary penalties.

We are subject to similar laws in foreign countries where we conduct business. For example, within the EU, the control of unlawful marketing activities is a matter of national law in each of the member states. The member states of the EU closely monitor perceived unlawful marketing activity by companies. We could face civil, criminal and administrative sanctions if any member state determines that we have breached our obligations under its national laws. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name us as having breached our obligations under their regulations, rules or standards, our reputation would suffer and our business and financial condition could be adversely affected.

Anti-corruption laws and regulations.    We are also subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010, which became effective on July 1, 2011. In general, there is a worldwide trend to strengthen anticorruption laws and their enforcement. Any violation of these laws could create a substantial liability for us, subject our officers and directors to personal liability and also cause a loss of reputation in the market. Transparency International’s 2010 Corruption Perceptions Index measured the degree to which public sector corruption is perceived to exist in 178 countries around the world, and found that nearly three quarters of the countries in the index, including many that we consider to be high growth areas for our products, such as China, India, Russia and Brazil, scored below five, on a scale from 10 (very clean) to 0 (highly corrupt). We currently operate in many countries where the public sector is perceived as being more or highly corrupt. Our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity by Transparency International. Becoming familiar with and implementing the infrastructure necessary to comply with laws, rules and regulations applicable to new business activities and mitigate and protect against corruption risks could be quite costly. In addition, failure to comply with these laws, rules and regulations could delay our expansion into high-growth markets and could adversely affect our business. This notwithstanding, we will inevitably do more business in countries where the public sector is perceived to be more or highly corrupt and be engaging in business in more countries perceived to be more or highly corrupt. Increased business in higher risk countries could subject us and our officers and directors to increased scrutiny and increased liability. In addition, from time to time, we may conduct internal investigations or face audits or investigations by one or more domestic or foreign government agencies, which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or criminal or other penalties, which could adversely affect our business and financial results.

PRODUCT DEFECTS OR MISUSE MAY RESULT IN MATERIAL PRODUCT LIABILITY OR PROFESSIONAL ERRORS AND OMISSIONS CLAIMS, LITIGATION, INVESTIGATION BY REGULATORY AUTHORITIES OR PRODUCT RECALLS THAT COULD HARM FUTURE REVENUES AND REQUIRE US TO PAY MATERIAL UNINSURED CLAIMS

Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices and other devices that deliver radiation. Because our products are involved in the intentional delivery of radiation to the human body, other situations where people may come in contact with radiation (for example, when our SIP products are being used to scan cargo), the collection and storage of patient treatment data for medical analysis and treatment delivery, the planning of radiation treatment and diagnostic imaging of the human body, and the diagnosing of medical problems, the possibility for significant injury and/or death exists. Our medical products operate within our customers’ facilities and network systems, and under quality assurance procedures established by the facility that ultimately result in the delivery of radiation to patients. Human and other errors or accidents may arise from the operation of our products in complex environments, particularly with products from other vendors, where interoperability or data sharing protocol may not be optimized even though the equipment or system operates according to specifications. As a result, we may face substantial liability to patients, our customers and others for damages resulting from the faulty, or allegedly faulty, design, manufacture, installation, servicing, support, testing or interoperability of our products with other products, or their misuse or failure, as well as liability related to the loss or misuse of private patient data. We may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in our products, or the installation, servicing and support of our products. Any accident or mistreatment could subject us to legal costs, litigation, adverse publicity and damage to our reputation, whether or not our products or services were a factor. Litigation and other legal proceedings can be costly and can divert management’s time and resources. An unfavorable outcome in litigation or proceedings against us could adversely affect our financial results. Adverse publicity regarding any accidents or mistreatments, even ones that do not involve our products, could cause patients to be less receptive to radiotherapy treatments, causing them to question the efficacy of radiation therapy and seek other methods of treatment and adversely impacting our business. Adverse publicity could also result in additional regulation of radiation therapy, medical devices or the healthcare industry in general. Increased regulatory activities could adversely affect our ability to promote, manufacture and sell our products, and therefore negatively impact our business and results of operations.

In addition, if a product we design or manufacture were defective (whether due to design, labeling or manufacturing defects, improper use of the product or other reasons), we may be required to correct or recall the product and notify regulatory authorities. The adverse publicity resulting from a correction or recall could damage our reputation and cause customers to review and potentially terminate their relationships with us. A product correction or recall could consume management time and have an adverse financial impact on our business, including incurring substantial costs, losing revenues and accruing losses under accounting principles generally accepted in the United States (“GAAP”).

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

Rapidly evolving technology, intense competition and pricing pressure characterize the markets for radiation therapy equipment and software. Some of our competitors have greater financial, marketing and other resources than we have. Also, we believe that new competitors will enter our markets, as we have encountered new competitors as we have entered new markets such as radiosurgery, volumetric modulated arc therapy and proton therapy. To compete successfully, we must provide technically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, in a complete package of products and services, and to do so ahead of our competitors. As our Oncology Systems products are generally sold on a basis of total value to the customer, our business may suffer when purchase decisions are based solely upon price, which can happen if hospitals and clinics give purchasing decision authority to group purchasing organizations. In addition, additional competitors may delay customer purchasing decisions as customers evaluate the products of these competitors along with ours, potentially extending our sales cycle and adversely affecting our net orders.

In x-ray imaging components and subsystems, we also often compete with companies that have greater financial, marketing and other resources than we have. Some of the major diagnostic imaging systems companies, which are the primary OEM customers for our x-ray components, also manufacture x-ray components, including x-ray tubes, for use in their own imaging systems products. We must compete with these in-house manufacturing operations for business from their affiliated companies. In addition, we compete against other stand-alone, independent x-ray tube manufacturers who compete with us for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for x-ray tubes. The market for flat panel detectors is also very competitive. As a result, we must have a competitive advantage in one or more significant areas, which may include lower product cost, better product quality and/or superior technology and/or performance.

In our SIP business, we compete with other OEM suppliers, primarily outside of the United States. The market for our SIP products used for nondestructive testing in industrial applications is small and highly fragmented.

The market for proton therapy products is still developing and is characterized by rapidly evolving technology, high competition and pricing pressure. Our ability to compete successfully depends, in part, our ability to lower our product costs, develop and provide technically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, including integration of technologies such as OBI for IGRT and motion management technologies such as respiratory gating and Calypso.

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

OPEN ARCHITECTURE IS BECOMING INCREASINGLY IMPORTANT, AND SALES OF OUR PRODUCTS COULD FALL IF WE FAIL TO ACHIEVE THIS

As radiation oncology treatment becomes more complex, our customers are increasingly focusing on ease-of-use and interconnectivity. Our equipment and software are highly sophisticated and require a high level of training and education to use them competently and safely, requirements made even more important because they work together within integrated environments. We have directed substantial product development efforts into (i) increasing the interconnectivity of our products for more seamless operation within a system, (ii) enhancing the ease of use of our software products and (iii) reducing setup and treatment times and increasing patient throughput. We have emphasized maintaining an “open systems” approach that allows customers to “mix and match” our various individual products, incorporate products from other manufacturers, share information with other systems or products and use the equipment for offering various methods of radiation therapy treatment. We have done this based on our belief that such interconnectivity will increase the acceptance and adoption of IMRT, IGRT and volumetric modulated arc therapy and will stimulate demand for our products. There are competitive “closed-ended” dedicated-use systems, however, that place simplicity of use ahead of flexibility. If we have misjudged the importance to our customers of maintaining an “open systems” approach, or if we are unsuccessful in our efforts to increase interconnectivity, enhance ease-of-use and reduce setup and treatment times, our revenues could suffer.

Obtaining and maintaining interoperability and compatibility can be costly and time-consuming. While we try to use standard published protocols for communication with widely used radiation oncology products manufactured by other companies, if this cannot be done, we may need to develop individual interfaces so that our products communicate correctly. When other companies modify the design or functionality of their products, this may affect their compatibility with our products. When we implement design improvements to our products, customers may be reluctant to adopt our new technology due to interoperability issues. For example, a clinic may be unwilling to implement one of our new technologies because its third-party software does not yet communicate correctly with our new product. Our ability to obtain compatibility with products of other companies may depend on our ability to obtain adequate information from them regarding their products. In many cases, these third parties are our competitors and may schedule their product changes and delay their release of relevant information to us to place us at a competitive disadvantage. When we modify our products to make them interoperable or compatible with third-party products, we may be required to obtain additional regulatory clearances. This process is costly and could delay our ability to release our products for commercial use. It is also possible that, despite our best efforts, we may not be able to make our products interoperable or compatible with widely used third-party products or may only be able to do so at a prohibitive expense, making our products less attractive or more costly to our customers.

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

The industries in which we compete are characterized by a substantial amount of litigation over patent and other intellectual property rights. Our competitors, like companies in many high technology businesses, continually review other companies’ activities for possible conflicts with their own intellectual property rights. In addition, non-practicing entities may review our activities for conflicts with their patent rights. Determining whether a product infringes a third party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. We may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties asserting infringement and we have been subject to lawsuits alleging infringement of third-party patent or other intellectual property rights. Any dispute regarding patents or other intellectual property could be costly and time-consuming, and could divert our management and key personnel from our business operations, and we may not prevail in a dispute. We do not maintain insurance for intellectual property infringement, so costs of defense, whether or not we are successful in defending an infringement claim, will be borne by us and could be significant. If we are unsuccessful in defending an infringement claim, we may be subject to significant damages. We may also be subject to injunctions against development and sale of our products, which could be material. If a third party rights holder is willing to license rights, we may be required to enter into costly royalty or license agreements.

THE LOSS OF A SUPPLIER OR ANY INABILITY TO OBTAIN SUPPLIES OF IMPORTANT COMPONENTS COULD RESTRICT OUR ABILITY TO MANUFACTURE PRODUCTS, CAUSE DELAYS IN OUR ABILITY TO DELIVER PRODUCTS, OR SIGNIFICANTLY INCREASE OUR COSTS

We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier, such as the radioactive sources for high dose afterloaders, klystrons for linear accelerators; transistor arrays and cesium iodide coatings for flat panel detectors, and specialized integrated circuits, x-ray tube targets, housings, glassframes and various other x-ray tube components; and radiofrequency components, magnets and gantry hardware for proton therapy systems. If we lose any of these suppliers or if their operations were substantially interrupted, we would be required to obtain and qualify one or more replacement suppliers, which may then also require us to redesign or modify our products to incorporate new parts and/or further require us to obtain clearance, qualification or certification of such product by the FDA or other applicable regulatory approvals in other countries. Events like these could significantly increase costs for the affected product and likely cause material delays in delivery of that and other related products. Although we have insurance to protect against business interruption loss, this insurance coverage may not be adequate or continue to remain available on acceptable terms, if at all. Additionally, some of our single-source suppliers supply components for certain of our rapidly growing product lines. Manufacturing capacity limitations of any of our suppliers or other inability of these suppliers to meet increasing demand could adversely affect us, resulting in curtailed growth opportunities for any of our product lines. Shortage of, and greater demand for, components and subassemblies could also increase manufacturing costs by increasing prices. Disruptions or loss of any of our limited- or sole-source components or subassemblies or the capacity limitations of the suppliers for these components or subassemblies, including the ones referenced above, could adversely affect our business and financial results and could damage our customer relationships.

A SHORTAGE OF RAW MATERIALS COULD RESTRICT OUR ABILITY TO MANUFACTURE PRODUCTS, CAUSE DELAYS, OR SIGNIFICANTLY INCREASE OUR COST OF GOODS

We rely upon the supplies of certain raw materials such as tungsten, lead and copper for Oncology Systems and SIP; copper, lead, tungsten, rhenium, molybdenum zirconium, and various high grades of steel alloy for x-ray tubes, and high-grade steel, high-grade copper and iron for VPT. Demand for these raw materials both within the United States and from foreign countries, such as China, has increased over the last few years, resulting in limited supplies and higher prices. Worldwide demand, availability and pricing of these raw materials have been volatile, and we expect that availability and pricing will continue to fluctuate in the future. If supplies are restricted and prices increase, this could constrain our manufacturing of affected products, reduce our profit margins or otherwise adversely affect our business.

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

WE SELL OUR X-RAY PRODUCTS TO A LIMITED NUMBER OF OEM CUSTOMERS, MANY OF WHICH ARE ALSO OUR COMPETITORS, AND A REDUCTION IN BUSINESS OR INABILITY TO PROPERLY FORECAST SALES BY ONE OR MORE OF THESE CUSTOMERS COULD REDUCE OUR SALES

We sell our x-ray tube products to a limited number of OEM customers, many of which are also our competitors with in-house x-ray tube manufacturing operations. If these customers manufacture a greater percentage of their components in-house or otherwise lower external sourcing costs, we could experience the loss of, or reduction in purchasing volume by, one or more of these customers. Such a loss or reduction could have a material adverse effect on our X-ray Products business. In addition, economic concerns, such as concerns over a sluggish economic recovery, levels of sovereign debt or restrictions in government spending, as well as the effects of natural disasters (such as power outages and facility closures), have made it difficult for our OEM customers to accurately forecast and plan future business activities, and our x-ray business has in the past been impacted by inventory reduction efforts and a slowdown in sales at some of these customers. Our agreements for x-ray components may contain purchasing estimates that are based on our customers’ historical purchasing patterns, and actual purchasing volumes under the agreements may vary significantly from our estimates.

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

In addition, our SIP business is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection and customs revenue activities, which depend upon government budgets and appropriations that are subject to political changes. We have seen customers freeze or dramatically reduce purchases and capital project expenditures, delay projects, or act cautiously as governments around the world wrestle with spending priorities. As economic recovery remains sluggish and concerns about levels of government employment and government debt continue, we expect that these effects will also continue. Furthermore, bid awards in this business may be subject to challenge by third parties, as we have previously encountered with a large government project, which can make the certainty and timing of some SIP orders unpredictable. As a result, this business is subject to unpredictability in the timing of orders, sales and revenue that could cause volatility in our revenues and earnings, and therefore the price of VMS common stock.

IF WE ARE UNABLE TO PROVIDE THE SIGNIFICANT EDUCATION AND TRAINING REQUIRED FOR THE HEALTHCARE MARKET TO ACCEPT OUR PRODUCTS, OUR BUSINESS WILL SUFFER

In order to achieve market acceptance for our radiation therapy products, we often need to educate physicians about the use of a new treatment procedure such as IMRT, IGRT, volumetric modulated arc therapy, stereotactic radiotherapy, SRS, SBRT or proton therapy, overcome physician objections to some of the effects of the product or its related treatment regimen, convince healthcare payors that the benefits of the product and its related treatment process outweigh its costs and help train qualified physicists in the skilled use of our products. For example, the complexity and dynamic nature of IMRT and IGRT requires significant education of hospital personnel and physicians regarding the benefits of and practices associated with IMRT and IGRT. Further, the complexity and high cost of proton therapy requires similar significant education, as well as education regarding construction and facility requirements. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of IMRT, IGRT, volumetric modulated arc therapy, stereotactic radiotherapy, SRS, SBRT and proton therapy generally; to encourage the acceptance and adoption of our products for these technologies; and to promote the safe use of our products in compliance with their operating procedures. Future products may not gain significant market acceptance among physicians, patients and healthcare payors, even if we spend significant time and expense on their education.

OUR BUSINESS MAY SUFFER IF WE ARE NOT ABLE TO HIRE AND RETAIN QUALIFIED PERSONNEL

Our future success depends, to a significant extent, on our ability to attract, expand, integrate, train and retain our management team, qualified engineering personnel, and service, sales, marketing and other qualified staff. We compete for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. Because this competition is intense, compensation-related costs could increase significantly if the supply of qualified personnel decreases or demand increases. If we are unable to hire, train or retain qualified personnel, we will not be able to maintain and expand our business, and our business would suffer.

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

IF WE FAIL TO SUCCESSFULLY ACQUIRE OR INTEGRATE NEW BUSINESSES, PRODUCTS AND TECHNOLOGY, WE MAY NOT REALIZE EXPECTED BENEFITS OR MAY HARM OUR BUSINESS

We need to grow our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to grow our business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, in March 2011 we acquired all of the outstanding equity of a privately-held supplier of devices for delivery of brachytherapy treatment of cancer and in October 2011 acquired Calypso. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, completing an acquisition can divert our management and key personnel from our business operations, which could harm our business and affect our financial results. Even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products, technologies or employees into our operations, or may not fully realize some of the expected synergies.

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

Further, we may find that we need to restructure or divest acquired businesses, or assets of those businesses. Even if we do so, an acquisition may not produce the full efficiencies, growth or benefits we expected. If we decide to sell assets or a business, as we did in fiscal year 2008 with Research Instruments, it may be difficult to identify buyers or alternative exit strategies on acceptable terms, in a timely manner, or at all, which could delay the accomplishment of our strategic objectives. Additionally, we may be required to dispose of a business at a lower price or on less advantageous terms, or to recognize greater losses, than we had anticipated.

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

WE MAY FACE ADDITIONAL RISKS FROM THE ACQUISITION OR DEVELOPMENT OF NEW LINES OF BUSINESS

From time to time, we may acquire or develop new lines of business, such as proton therapy. There are substantial risks and uncertainties associated with this, particularly in instances where the markets are not fully developed. Risks include developing knowledge of and experience in the new business, recruiting market professionals, increasing research and development expenditures, and developing and capitalizing on new relationships with experienced market participants. This may mean significant investment and involvement of our senior management to acquire or develop, then integrate, the business into our operations. Timelines for integration of new businesses may not be achieved and price and profitability targets may not prove feasible, as new products can carry lower gross margins than existing products. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact whether implementation of a new business will be successful. Failure to manage these risks in the development and implementation of new businesses successfully could materially and adversely affect our business, results of operations and financial condition.

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

We have experienced and expect in the future to experience fluctuations in our operating results, including net orders, revenues and margins. Drivers of orders include timing of announcement of and introduction of new products or product enhancements by us and our competitors, as well as changes or anticipated changes in third party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding may also affect timing of customer purchases. Many of our products require significant capital expenditures by our customers. Accordingly, individual product orders can be quite large in dollar amounts, which can extend the customer purchasing cycle. We have experienced this with our IGRT products, and expect this to be even greater with our proton therapy products because of the high cost of the equipment and the complexity of project financing. In addition, the budgeting cycles of hospitals and clinics for capital equipment purchases are frequently fixed well in advance. As a result of the sluggish recovery from the 2008 worldwide economic downturn and contraction in credit markets, as well as continued uncertainty regarding global economic conditions, the purchasing cycle has extended and may extend even further as potential customers more closely scrutinize and prioritize their capital spending budgets, and analyze appropriate financing alternatives. In addition, some of our more sophisticated equipment, such as IGRT and proton therapy products, requires greater site preparation and longer construction cycles, which can delay customer decision cycles even further. The timing of when individual orders are placed, installation is accomplished and the revenues recognized affect our quarterly results.

Once orders are received, factors that may affect whether these orders become revenues and the timing of revenue include:

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

THE FINANCIAL RESULTS OF OUR VARIAN PARTICLE THERAPY BUSINESS MAY FLUCTUATE AND BE UNPREDICTABLE

The development of the business we now call VPT enables us to offer products for delivering image-guided, intensity-modulated proton therapy for the treatment of cancer. Our success in this area will depend upon the wide-spread awareness, acceptance and adoption by the oncology market of proton therapy systems for the treatment of cancer. However, this technology has not been and future developments may not be accepted as quickly as others.

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

Consequently, this business is vulnerable to general economic and market conditions. The worldwide economic downturn resulted in a contraction in credit markets. This has made and may continue to make it more difficult for potential customers of this business to find appropriate financing for large proton therapy projects, which could cause them to delay or cancel their projects, or request that we participate in financing arrangements (such as we recently did for the Scripps Proton Therapy Center) or payment concessions in their agreements with us, which could impact our operating results. In addition, due to their size and complexity, the sales and customer decision cycles for proton therapy projects may take several years. As a result, the timing of these projects, and therefore our operating results for this business, may vary significantly from period to period.

We expect that a limited number of customers will account for a substantial portion of VPT’s business for the foreseeable future. Because an order for a proton therapy system can be relatively large, an order in one fiscal period will cause our net orders to vary significantly, making comparisons between fiscal periods more difficult. Further, the award of a proton therapy system order may be subject to challenge by third parties, which can make these orders more unpredictable than other products. If a customer cancels an order for a proton therapy system, such as occurred with the order for a proton therapy system for Skandion Kliniken in Sweden, it would negatively impact our orders in the fiscal period in which the order is cancelled and we would lose the opportunity for the product and services revenues that the order represents.

In addition, many of the components used in proton therapy equipment require a long lead time, which may require an increase in our levels of inventory. This may cause fluctuations in the operating results of VPT that may make it difficult to predict our results and to compare our results from period to period.

Moreover, entrance into the proton therapy business may subject us to increased risk and potential liability. For example, because proton therapy projects are large in scale and require detailed project planning, failure to deliver on our commitments could result in greater than expected liabilities, as we could be required to indemnify business partners and customers for losses suffered or incurred if we are unable to deliver our products in accordance with the terms of customer contracts. Additionally, customers are requesting that the systems vendor, as the primary technology provider, provide guarantees for and suffer penalties in relation to the overall construction project, as well as in some situations participate in or provide project financing for the project. Providing financing for one or more proton therapy centers, such as the Scripps Proton Therapy Center, could adversely affect our financial results, since we cannot provide any assurance that a center will be completed on time or within budget, that the center can or will generate sufficient patient volumes and revenues to support scheduled loan payments or to provide incremental revenue to us, that a loan commitment may be syndicated to third parties or refinanced at maturity, or that the borrower will have the financial means to pay off any financing at maturity. If a borrower does not have the financial means to pay off its debts and if we cannot recover our investment from the sale of any collateral, we may be required to write off the debt investment, which would adversely affect our financial results. If we must establish special purpose entities to finance and manage a proton therapy project, we may be required to consolidate these special purpose entities in our financial statements. Since the cost of each proton therapy center project will generally exceed $100 million, the amount of potential liability and potential for financial loss may be higher than the levels historically assumed by us for our traditional radiation therapy business and may also exceed the project’s value. Insurance covering these contingencies may be unobtainable. If we cannot reasonably mitigate or eliminate these contingencies or risks, our ability to competitively bid upon proton center projects will be negatively impacted or we may be required to assume material amounts of potential liability, all of which may have adverse consequences to us. In addition, we have encountered and may encounter additional challenges in the commercialization of the proton therapy products, which may increase our research and development costs and delay the introduction of our products. This and other unanticipated events could adversely affect our business and make our results of operations unpredictable.

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

As our operations evolve over time, we may introduce new products or new technologies that require us to apply different accounting principles, including that regarding revenue recognition, than we have applied in past periods. Additionally, we recognize revenues for our proton therapy systems and proton therapy commissioning contracts and for certain highly customized image detection systems in our SIP business under the percentage-of-completion method, which affects the timing of revenue recognition. We could be required to apply these methods to other businesses in the future. The percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning dollar amounts to relevant accounting periods which must be periodically reviewed and appropriately adjusted. For example, revenues recognized under the percentage-of-completion method are based on contract costs incurred to date compared with total estimated contract costs. In circumstances in which the final outcome of a contract cannot be precisely estimated but a loss on the contract is not expected, we recognize revenues under the percentage-of-completion method based on a zero profit margin until more precise estimates can be made. Recognizing revenues using the percentage-of-completion method based on a zero profit margin, as we are doing with the revenues associated with the Scripps Proton Therapy Center, will lower our gross margins and make it more difficult to compare our financial results from quarter to quarter.

If our estimates prove to be inaccurate or circumstances change over time, we would be required to adjust revenues or even record a contract loss in later periods, and our financial results could suffer. In addition, if a loss is expected on a contract under the percentage-of-completion method, the estimated loss would be charged to cost of sales in the period the loss is identified. The application of different types of accounting principles and related potential changes may make it more difficult to compare our financial results from quarter to quarter, and the trading price of VMS common stock could suffer or become more volatile as a result.

ENVIRONMENTAL LAWS IMPOSE COMPLIANCE COSTS ON OUR BUSINESS AND CAN ALSO RESULT IN LIABILITY

We are subject to environmental laws around the world. These laws regulate many aspects of our operations, including our handling, storage, transport and disposal of hazardous materials. They can also impose cleanup liabilities, including with respect to discontinued operations. As a consequence, we can incur significant environmental costs and liabilities, some recurring and others not recurring. Although we follow procedures intended to comply with existing environmental laws, we, like other businesses, can never completely eliminate the risk of contamination or injury from certain materials that we use in our business and, therefore, the prospect of resulting claims and damage payments. We may also be assessed fines or penalties for failure to comply with environmental laws and regulations. Although insurance has provided coverage for portions of cleanup costs resulting from historical occurrences, we maintain only limited insurance coverage for costs or claims that might result from any future contamination.

Future changes in environmental laws could also increase our costs of doing business, perhaps significantly. Several countries, including some in the EU, now require medical equipment manufacturers to bear certain disposal costs of products at the end of the product’s useful life, increasing our costs. The EU has also adopted a directive that may lead to restrictions on the use of certain hazardous substances in some of our products sold there. This directive, along with another that requires material disclosure information to be provided upon request, could increase our operating costs. All of these costs, and any future violations or liabilities under environmental laws or regulations, could have a material adverse effect on our business.

AS A STRATEGY TO ASSIST OUR SALES EFFORTS, WE MAY PARTICIPATE IN PROJECT FINANCING OR OFFER EXTENDED PAYMENT TERMS, WHICH MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS

We have provided financing for the construction and start-up operations of the Scripps Proton Therapy Center, and we may be requested to provide financing to other potential VPT customers in the future. Some of this financing may be secured by assets of the borrower. Providing such financing could adversely affect our financial results, since we cannot provide any assurance that a center will be completed on time or within budget, that the center can or will generate sufficient patient volumes and revenues to support scheduled loan payments or to provide incremental revenue to us, or that the borrower will have the financial means to pay off any financing at maturity. In addition, in connection with our financing of the Scripps Proton Therapy Center, we cannot provide any assurance that that any portion of our loan commitment can be syndicated to third parties by ORIX Capital Markets LLC, the agent for the lenders, or that the loan facility can be successfully refinanced upon the maturity of the loan, which has a maximum term of six years. If a borrower does not have the financial means to pay off its debts and if we cannot recover our investment from the sale of any collateral, we may be required to write off the debt investment, which would adversely affect our financial results.

In addition, in some circumstances we offer longer or extended payment terms for qualified customers in our other businesses. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of September 30, 2011, customer contracts with remaining terms of more than one year amounted to less than 1% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults and uncollectible accounts, which would affect our net earnings. In addition, longer or extended payment terms could impact the timing of our revenue recognition, and they have in the past and may in the future result in an increase in our days sales outstanding.

DISRUPTION OF CRITICAL INFORMATION SYSTEMS OR MATERIAL BREACHES IN THE SECURITY OF OUR SYSTEMS MAY ADVERSELY AFFECT OUR BUSINESS AND CUSTOMER RELATIONS.

Information technology helps us operate efficiently, interface with and support our customers, maintain financial accuracy and efficiency, and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to, among other things, transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through a security breach. If our data management systems do not effectively collect, secure, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we report our operating results internally and externally.

Moreover, we manufacture and sell products that allow our customers to store confidential information about their patients. While we have implemented security measures to protect our systems from unauthorized access, these measures do not secure our customers’ equipment or any information stored in our customers’ systems or at their locations. A breach of network security and systems or other events that cause the loss or public disclosure of, or access by third parties to, our customers’ stored information could have serious negative consequences for our business, including possible fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our reputation and brand, and time-consuming and expensive litigation, any of which could have an adverse effect on our financial results.

OUR OPERATIONS ARE VULNERABLE TO INTERRUPTION OR LOSS DUE TO NATURAL OR OTHER DISASTERS, POWER LOSS, STRIKES AND OTHER EVENTS BEYOND OUR CONTROL

We conduct a significant portion of our activities, including manufacturing, administration and data processing at facilities located in the State of California and other seismically active areas that have experienced major earthquakes and other natural disasters. We carry limited earthquake insurance that may not be adequate or continue to be available at commercially reasonable rates and terms. A major earthquake or other disaster (such as a major fire, flood, tsunami, volcanic eruption or terrorist attack) affecting our facilities, or those of our suppliers, could significantly disrupt our operations, and delay or prevent product manufacture and shipment during the time required to repair, rebuild or replace our or our suppliers’ damaged manufacturing facilities; these delays could be lengthy and costly. If any of our customers’ facilities are adversely affected by a disaster, shipments of our products could be delayed. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to quickly respond to a disaster, the ongoing effects of the disaster could create some uncertainty in the operations of our businesses, such as the recent catastrophe in Japan has created. In addition, our facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. Further, our products are typically shipped from a limited number of ports, and any disaster, strike or other event blocking shipment from these ports could delay or prevent shipments and harm our business. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an outbreak of epidemic diseases, such as the swine flu, could have a negative effect on our business operations, those of our suppliers and customers, and the ability to travel, resulting in adverse consequences on our revenues and financial performance.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of September 30, 2011, we owned and leased a total of approximately 1.9 million square feet of floor space for our office, manufacturing, research and development and other services worldwide. Our executive offices, our Oncology Systems management, some of our Oncology Systems manufacturing facilities and the Ginzton Technology Center (formerly in Mountain View) are located in Palo Alto, California on 30 acres of land under leaseholds that expire in calendar year 2056. We own these Palo Alto facilities, which contain an aggregate of 465,279 square feet of floor space. We also own 47,699 square feet of floor space and two acres of land in Crawley, England. In Beijing, China we own 140,682 square feet of floor space located on five acres of land under a leasehold that expires in calendar year 2056. Our X-Ray Products business is located in Salt Lake City, Utah, where we own 38 acres of land and 340,812 square feet of floor space. In Las Vegas, Nevada, we own 12 acres of land and 191,422 square feet of floor space where our SIP manufacturing and Oncology Systems customer services and support operations are located. One of our Las Vegas buildings and the related land has been pledged as collateral against a loan with a balance of $3.6 million. The remaining balance of our facilities are leased.

We believe that our facilities and equipment are generally well maintained, in good operating condition and adequate for present operations.

Item 3.    Legal Proceedings

Under the Amended and Restated Distribution Agreement dated as of January 14, 1999 and other associated agreements that govern the Spin-offs, we retained the liabilities related to the medical systems business and agreed to manage and defend claims related to legal proceedings and environmental matters arising from corporate and discontinued operations. Generally, each of the spun-off subsidiaries is obligated to indemnify us for one third of these liabilities (after adjusting for any insurance proceeds we realize or tax benefits we receive), including certain environmental liabilities, and to indemnify us fully for liabilities arising from the operations of the business transferred to it as part of the Spin-offs. For a more detailed discussion of environmental costs and liabilities, see Note 10, “Commitments and Contingencies” to the Notes to the Consolidated Financial Statements, which is by this reference incorporated herein.

From time to time, we are involved in other legal proceedings arising in the ordinary course of our business and, from time-to-time, acquired as part of business acquisitions that we make. See “MD&A – Other Matters.” While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 4.    Removed and Reserved

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

VMS common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “VAR.” The following table sets forth the high and low sales prices for VMS common stock as reported in the consolidated transaction reporting system for the NYSE in fiscal years 2011 and 2010.

	High	Low
Fiscal Year 2011
First Quarter	$70.97	$59.52
Second Quarter	$72.19	$64.13
Third Quarter	$71.85	$64.89
Fourth Quarter	$71.58	$49.16

Fiscal Year 2010
First Quarter	$47.78	$38.71
Second Quarter	$56.38	$46.96
Third Quarter	$57.70	$35.50
Fourth Quarter	$61.38	$50.83

Since the Spin-offs and becoming Varian Medical Systems, Inc., we have not paid any cash dividends on VMS common stock. We have no current plan to pay cash dividends on VMS common stock, and will review that decision periodically. Further, our existing unsecured term loan agreement and revolving credit facility agreement contain provisions that limit our ability to pay cash dividends. Specifically, dividends would not be permitted if, when aggregated with other transactions, we would not be in compliance with our financial covenants. See Note 8, “Credit Facilities” of the Notes to the Consolidated Financial Statements for more information on our revolving credit facility.

As of November 15, 2011, there were approximately 3,249 holders of record of VMS common stock.

PERFORMANCE GRAPH

This graph shows the total return on Varian Medical Systems, Inc. common stock and certain indices from September 29, 2006 until the last day of fiscal year 2011.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

AMONG VARIAN MEDICAL SYSTEMS, INC., THE S&P 500 INDEX AND

THE S & P HEALTHCARE EQUIPMENT INDEX

*	$100 invested on 9/29/06 in stock or index, including reinvestment of dividends. Indexes calculated on month-end basis.

	9/29/06	9/28/07	9/26/08	10/2/09	10/1/10	9/30/11
Varian Medical Systems, Inc.	100.00	78.46	114.59	74.94	113.65	97.70
S&P 500	100.00	116.44	90.85	84.58	93.17	94.24
S&P Health Care Equipment	100.00	120.14	119.38	99.92	96.71	100.20

The performance graph and related information shall not be deemed to be soliciting material or to be “filed” with the SEC or to be deemed to be incorporated by reference to any filing under the Securities Act or the Exchange Act.

Stock Repurchase Program

The following table provides information with respect to the shares of VMS common stock repurchased by VMS during the fourth quarter of fiscal year 2011.

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 2, 2011—July 29, 2011	—		$—		—	12,283,356
July 30, 2011—August 26, 2011	4,861,663	(2)	$55.11	(2)	4,849,638	7,433,718
August 27, 2011—September 30, 2011	97	(3)	$53.29	(3)	—	7,433,718

Total	4,861,760		$55.11		4,849,638

(1)	On August 6, 2010, VMS’s Board of Directors authorized the repurchase of 8,000,000 shares of VMS common stock from August 7, 2010 through September 30, 2011. In February 2011, VMS’s Board of Directors authorized the repurchase of an additional 12,000,000 shares of VMS common stock through the end of our fiscal year 2012. We expect remaining repurchases under this authorization, if any, will be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more blocks. Shares will be retired upon repurchase.

(2)	Includes 12,025 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations upon the vesting of restricted common stock and restricted stock units granted under the Company’s employee stock plans.

Also includes 3,849,638 shares of VMS common stock repurchased under an August 2011 accelerated share repurchase agreement, as to which the average price paid per share was based on 85% of the initial $250 million payment under this agreement (i.e. $213 million). See Note 12, “Stockholders’ Equity” of the Notes to the Consolidated Financial Statements for further discussions.

(3)	Represents shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations upon the vesting of restricted common stock and restricted stock units granted under the Company’s employee stock plans.

Item 6.    Selected Financial Data

We derived the following selected financial data from our audited consolidated financial statements for the five fiscal years ended from September 29, 2006 to September 30, 2011. The following financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and the MD&A included elsewhere herein.

Summary of Operations:

	Fiscal Years
(In millions, except per share amounts)	2011	2010	2009	2008	2007
Revenues	$2,596.7	$2,356.6	$2,214.1	$2,069.7	$1,755.1
Earnings from continuing operations before taxes	588.7	532.9	474.6	426.0	346.0
Taxes on earnings	180.1	165.4	143.1	130.7	103.1

Earnings from continuing operations	408.6	367.5	331.5	295.3	242.9
Loss from discontinued operations, net of taxes(1)	(9.7)	(7.1)	(12.5)	(15.8)	(3.4)

Net earnings	$398.9	$360.4	$319.0	$279.5	$239.5

Net earnings (loss) per share—basic
Continuing operations	$3.50	$3.02	$2.67	$2.37	$1.91
Discontininued operations(1)	(0.08)	(0.06)	(0.10)	(0.13)	(0.03)

Net earnings per share	$3.42	$2.96	$2.57	$2.24	$1.88

Net earnings (loss) per share—diluted
Continuing operations	$3.44	$2.96	$2.65	$2.31	$1.86
Discontininued operations(1)	(0.08)	(0.05)	(0.10)	(0.12)	(0.03)

Net earnings per share	$3.36	$2.91	$2.55	$2.19	$1.83

Financial Position at Fiscal Year End:
Working capital	$728.7	$777.8	$830.1	$612.7	$378.5
Total assets	2,498.8	2,324.0	2,308.2	1,975.5	1,684.4
Long-term debt (including current maturities)	16.1	23.4	32.4	40.4	49.4
Short-term borrowings	181.4	20.0	4.4	—	41.0
Stockholders’ equity	1,243.9	1,275.4	1,311.8	1,027.2	821.5

(1)	In September 2008, we approved a plan to sell Research Instruments. The sale of Research Instruments was completed in the second quarter of fiscal year 2009. The Company classified the operating results of Research Instruments as a discontinued operation in the Consolidated Statements of Earnings for all periods presented. The net loss of $9.7 million, $7.1 million, $12.5 million, $15.8 million and $3.4 million was reported in discontinued operations for fiscal years 2011, 2010, 2009, 2008 and 2007, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In fiscal year 2011, net earnings per diluted share from continuing operations increased 16% and total revenues increased 10% over fiscal year 2010. Including the effect of revenues recognized for the proton therapy system at the Scripps Proton Therapy Center with a zero profit margin (discussed further below), fiscal year 2011 gross margin improved slightly and operating margin was relatively flat, compared with fiscal year 2010. In fiscal year 2011, diluted weighted average shares outstanding decreased from fiscal year 2010 primarily because we repurchased 9.0 million shares of VMS common stock during the year. Each of Oncology Systems, X-ray Products, SIP and VPT reported growth in net orders in fiscal year 2011 from fiscal year 2010. At the end of fiscal year 2011, our backlog increased 15% from the end of fiscal year 2010.

Primary uses of cash in fiscal year 2011 included payments for stock repurchases, including amounts paid under accelerated repurchase agreements. In fiscal year 2011, we amended the revolving credit facility with Bank of America, N.A. to increase our borrowing capacity to $300 million. At the end of fiscal year 2011, our cash and cash equivalents were $564 million and our short-term borrowings and long-term debt totaled $198 million.

In the fourth quarter of fiscal year 2011, we recorded the proton therapy system order from CPTC for the Scripps Proton Therapy Center in San Diego, California and began recognizing revenues on this contract. During fiscal year 2011, we committed to loan up to $115 million to CPTC to finance the construction and startup operations of the Scripps Proton Therapy Center, under which commitment we had loaned $19 million as of fiscal year end.

Effective in the fourth quarter of fiscal year 2008, we classified Research Instruments as a discontinued operation for all periods presented in our Consolidated Statements of Earnings. Including a $0.08 net loss per diluted share from this discontinued operation, net earnings in fiscal year 2011 were $3.36 per diluted share. As of September 30, 2011, we had no remaining obligations related to Research Instruments, which was previously included in the “Other” category. Unless otherwise stated, the discussion in this MD&A pertains to our continuing operations.

Oncology Systems.    Our largest business segment is Oncology Systems, which designs, manufacturers, sells and services hardware and software products for radiation treatment of cancer with conventional radiotherapy, IMRT, IGRT, volumetric modulated arc therapy (an advanced form of IMRT), stereotactic radiotherapy, SRS, SBRT and brachytherapy.

Oncology Systems net orders increased 8%, or 6% on a constant currency basis, in fiscal year 2011 over fiscal year 2010 reflecting increased net orders in both the international region and North America. In fiscal year 2011, Oncology Systems total revenues rose 9% over fiscal year 2010, with a 13% increase in North America and a 5% increase in the international region. The TrueBeam system and the service contract business were significant contributors of growth in Oncology Systems net orders and revenues in fiscal year 2011 over fiscal year 2010. Oncology Systems gross margin increased 0.5 percentage points in fiscal year 2011 over fiscal year 2010 due to increases in both service gross margin and higher proportion of product revenues from our TrueBeam system (which carries a higher gross margin than our other linear accelerators).

In April 2011, we received approval by the State Food & Drug Administration in China to market and sell our TrueBeam system in China. In the third quarter of fiscal year 2011, we received Shonin approval from the Japanese Ministry of Health, Labor and Welfare to market the TrueBeam system in Japan. Through September 30, 2011, we had received orders for 380 TrueBeam systems since its introduction, a majority of which came from North America. A minority of these orders represented upgrades from other linear accelerators already in our backlog.

Demand for our Oncology Systems products is impacted in part by the strength and sustainability of an economic recovery in the United States, stability of sovereign debt in Europe and the level of related austerity measures to control the sovereign debt crisis, as well as the slowdown of economic activities in faster growing regions, such as China.

In October 2011, we acquired Calypso, a privately-held supplier of specialized products and software for real-time tumor tracking and motion management during radiosurgery and radiotherapy. The price was $10 million plus potential contingent consideration if certain milestones are achieved. This acquisition enables us to offer real-time, non-ionizing tumor tracking tools for enhancing the precision of cancer treatments. We expect Calypso will have a dilutive effect on our operating earnings in fiscal year 2012. In May 2011, we signed an agreement with Augmenix, a privately-held company that is developing hydrogel products to decrease irradiation of radiation sensitive tissue such as the rectum through creating greater spatial separation between the sensitive tissue (e.g., rectum) and the treated area (e.g., prostate) during treatments, under which we paid $15 million to Augmenix for a minority equity interest plus an exclusive option to purchase the remaining equity interest if certain agreed-upon milestones have been met. In March 2011, we acquired a privately-held supplier of devices for delivery of brachytherapy treatment of cancer for approximately $8 million.

X-Ray Products.    Our X-ray Products business segment, designs, manufactures and sells x-ray tubes and flat panel detectors for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures and industrial applications; and x-ray tubes for use in computed tomography (“CT”) scanning.

In fiscal year 2011, X-ray Products reported record net orders, revenues and operating earnings. Net orders and revenues increased 15% and 16%, respectively, in fiscal year 2011 over fiscal year 2010. Both the flat and the x-ray tube product lines contributed to the increase in net orders and revenues. X-ray Products gross margin improved in fiscal year 2011 over fiscal year 2010 primarily due to higher sales volume, product mix shift towards flat panel products (which carry higher gross margins), as well as lower costs of quality for our x-ray tube products.

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

Other.    The “Other” category is comprised of: (i) SIP, which designs, manufactures, sells and services Linatron® x-ray accelerators, imaging processing software and image detection products (including IntellXTM) for security and inspection, (ii) our VPT business, which designs, develops, manufactures, sells and services products and systems for delivering proton therapy treatments, and (iii) the operations of the GTC, our scientific research facility.

Net orders in the “Other” category increased $201 million in fiscal year 2011 from fiscal year 2010 reflecting both the $88 million order for the Scripps Proton Therapy Center project from CPTC in fiscal year 2011 and the cancellation of the $62 million Skandion Kliniken order in fiscal year 2010. The increase in net orders in the “Other” category in fiscal year 2011 over fiscal year 2010 was also attributable to an increase in net orders in SIP. Revenues in the “Other” category increased in fiscal year 2011 over fiscal year 2010 because of the increase in VPT revenues from the Scripps Proton Therapy Center project, partially offset by a decrease in SIP revenues. See “Net Orders” and “Other Revenues” for further discussion of the order and revenues related to the Scripps Proton Therapy Center project.

This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the Consolidated Financial Statements and the notes included elsewhere in this Annual Report on Form 10-K, as well as the information contained under Item 1A, “Risk Factors.” We discuss our results of operations below.

Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, share-based compensation expense, valuation of allowance for doubtful accounts, valuation of inventories, assessment of recoverability of goodwill and intangible assets, valuation of warranty obligations, assessment of environmental remediation liabilities, valuation of defined benefit pension and post-retirement benefit plans, valuation of derivative instruments and taxes on earnings. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain; and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, see Item 1A, “Risk Factors.”

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

In addition, revenues related to certain highly customized image detection systems, proton therapy systems and proton therapy system commissioning contracts are recognized in accordance with contract accounting. For contracts in which we can estimate contract costs with reasonable dependability, we recognize contract revenues under the percentage-of-completion method. Revenues recognized under the percentage-of-completion method are based on contract costs incurred to date compared with total estimated contract costs. Changes in estimates of total contract revenue, total contract cost or the extent of progress towards completion are recognized in the period in which the changes in estimates are identified. Estimated losses on contracts are recognized in the period in which the loss is identified. In circumstances in which the final outcome of a contract cannot be precisely estimated but a loss on the contract is not expected, the Company recognizes revenues under the percentage-of-completion method based on a zero profit margin until more precise estimates can be made. If and when the Company can make more precise estimates, revenues and costs of sales are adjusted in the same period. Because the percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning the dollar amounts to relevant accounting periods, and because the estimates must be periodically reviewed and appropriately adjusted, if our estimates prove to be inaccurate or circumstances change over time, we may be forced to adjust revenues or even record a contract loss in later periods. If a loss is expected on a contract under the percentage-of-completion method, the estimated loss would be charged to cost of sales in the period the loss is identified.

Share-based Compensation Expense

We value our stock options granted and the option component of the shares of VMS common stock purchased under the Employee Stock Purchase Plan using the Black-Scholes option-pricing model. The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by VMS’s stock price, as well as the input of other subjective assumptions, including the expected term of stock awards and the expected price volatility of VMS stock over the expected term of the awards.

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

In accordance with Accounting Standard Codification (“ASC”) 350, we evaluate goodwill for impairment at least annually or whenever an event occurs or circumstances changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. We determine the fair value of our reporting units based on the present value of estimated future cash flows of the reporting units. If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Based on the most recent annual goodwill impairment testing that we performed in fiscal year 2011 for each of our four reporting units with goodwill (Oncology Systems, X-ray Products, SIP and VPT), the fair value of each such reporting unit was substantially in excess of its carrying value. We will continue to make assessments of impairment on an annual basis or more frequently if indicators of potential impairment arise.

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

The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return on those assets. The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rates used for defined benefit plans in all countries are based primarily on the yields of a universe of high quality corporate bonds in each applicable country or the spot rate of high quality AA-rated corporate bonds, with durations corresponding to the expected durations of the benefit obligations. A change in the discount rate will cause the present value of benefit obligations to change in the opposite direction.

Valuation of Derivative Instruments

We use foreign currency forward contracts to reduce the effects of currency fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value (see Note 3, “Fair Value” of the Notes to the Consolidated Financial Statements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value. The fair value of foreign currency forward contracts are calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in less than 12 months, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty (for net asset) or our discount rate (for net liability). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact to the valuation of our derivative instruments, as well as on our result of operations.

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

Our foreign earnings are generally taxed at rates lower than U.S. rates. Our effective tax rate is impacted by existing tax laws in both the United States and in the respective countries in which our foreign subsidiaries do business. In addition, a decrease in the percentage of our total earnings from our foreign countries, or a change in the mix of foreign countries among particular tax jurisdictions, could increase our effective tax rate. Also, our current effective tax rate does not assume U.S. taxes on certain undistributed profits of certain foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes should they either be deemed or actually remitted to the United States.

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2011 was the 52-week period ended on September 30, 2011. Fiscal year 2010 was the 52-week period ended on October 1, 2010 and fiscal year 2009 was the 53-week period ended on October 2, 2009. Set forth below is a discussion of our results of operations for fiscal years 2011, 2010 and 2009. As indicated above, the operating results of Research Instruments have been segregated and presented as a discontinued operation in our Consolidated Statements of Earnings for all periods.

Discussion of Results of Operations for Fiscal Years 2011, 2010 and 2009

Total Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2011	% Change	2010	% Change	2009
Product	$1,971	9%	$1,814	3%	$1,767
Service Contracts and Other	626	15%	543	21%	447

Total Revenues	$2,597	10%	$2,357	6%	$2,214

Product as a percentage of total revenues	76%		77%		80%
Service Contracts and Other as a percentage of total revenues	24%		23%		20%

Revenues by region
North America	$1,170	16%	$1,012	(9%)	$1,111

Europe	788	5%	747	21%	620
Asia	537	5%	513	24%	412
Rest of world	102	20%	85	19%	71

Total International(1)	1,427	6%	1,345	22%	1,103

Total	$2,597	10%	$2,357	6%	$2,214

North America as a percentage of total revenues	45%		43%		50%
International as a percentage of total revenues	55%		57%		50%

(1)	We consider international revenues to be revenues outside of North America.

Total revenues increased in fiscal year 2011 over fiscal year 2010 due to revenue growth in Oncology Systems, X-ray Products and VPT, partially offset by a decrease in SIP revenues. Total revenues increased in fiscal year 2010 over fiscal year 2009, as increased revenues in Oncology Systems, X-ray Products and VPT were partially offset by a decrease in SIP revenues.

In fiscal year 2011, Oncology Systems, X-ray Products and VPT contributed to the growth in product revenues over fiscal year 2010, partially offset by a decline in SIP product revenues. In fiscal year 2010, the increase in product revenues over fiscal year 2009 was primarily due to an increase in product revenues from X-ray Products, which was mostly offset by the decreases in product revenues from Oncology Systems and SIP. Product revenues grew faster from fiscal year 2010 to fiscal year 2011 as compared to fiscal year 2009 to fiscal year 2010, primarily because Oncology Systems product revenues showed growth in fiscal year 2011 over fiscal year 2010 and because VPT began to recognize revenues for the Scripps Proton Therapy Center project.

Service contract and other revenues increased in fiscal year 2011 over fiscal year 2010 due to an increase in Oncology Systems service contract revenues and, to a lesser extent, an increase in SIP service contract and other revenues, partially offset by a decline in VPT service contract revenues.

Oncology Systems service contracts revenues were the primary contributor to the growth in service contracts and other revenues in fiscal year 2010 over fiscal year 2009, although, to a lesser extent, VPT and SIP also contributed to the increase in service contracts and other revenues. Service contracts and other revenues grew slower in fiscal year 2011 over 2010 compared to fiscal year 2010 over fiscal year 2009 primarily due to the slower growth in Oncology Systems service contract revenues in fiscal year 2011 over fiscal year 2010.

The increase in North American revenues in fiscal year 2011 from fiscal year 2010 was due to increases in revenues in Oncology Systems, X-ray Products, and the VPT and SIP businesses. North American revenues decreased in fiscal year 2010 over fiscal year 2009 as the decline in North American revenues from Oncology Systems and SIP more than offset the increase in X-ray Products North American revenues.

International revenues increased in fiscal year 2011 over fiscal year 2010 due to increases in international revenues in Oncology Systems and X-ray Products, although these were partially offset by declines in international revenues in SIP and VPT. All international regions contributed to the growth in international revenues in fiscal year 2011 over fiscal year 2010. Overall, the U.S. dollar was weaker against foreign currencies in fiscal year 2011 compared to fiscal year 2010, which favorably affected our international revenues when measured in U.S. dollars.

International revenues also grew in fiscal year 2010 over fiscal year 2009, with Oncology Systems, X-ray Products, SIP and VPT all contributing to the growth. Europe, with revenue growth from all businesses, and Asia, with revenue growth primarily from Oncology Systems and X-ray Products, contributed to the bulk of the growth in international revenues in fiscal year 2010 over fiscal year 2009. In the rest of the world region, the increase in Oncology Systems revenues in fiscal year 2010 over fiscal year 2009 was partially offset by a decrease in X-ray Products revenues. Overall, the U.S. dollar was weaker against foreign currencies in fiscal year 2010 compared to fiscal year 2009, which favorably affected our international revenues when measured in U.S. dollars.

Oncology Systems Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2011	% Change	2010	% Change	2009
Product	$1,416	5%	$1,343	(1%)	$1,363
Service Contracts(1)	606	17%	519	19%	435

Total Oncology Systems	$2,022	9%	$1,862	4%	$1,798

Product as a percentage of Oncology Systems revenues	70%		72%		76%
Service Contracts as a percentage of Oncology Systems revenues	30%		28%		24%
Oncology Systems revenues as a percentage of total revenues	78%		79%		81%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. This excludes revenues from spare parts sold by our service department.

Oncology Systems product revenues increased in fiscal year 2011 over fiscal year 2010 primarily due to increases in revenues from sales of our linear accelerators and, to a lesser extent, from sales of our software products. Oncology Systems product revenues decreased in fiscal year 2010 over fiscal year 2009 primarily as a result of decreased revenues from sales of our linear accelerators, partially offset by increased revenues from sales of our brachytherapy products.

The increases in service contract revenues, in fiscal year 2011 over fiscal year 2010 and in fiscal year 2010 over fiscal year 2009, were primarily driven by increased customer adoption of service contracts as our products become more sophisticated and by increased number of customers as the installed base of our products continues to grow. Since service contract revenues grew faster than product revenues from fiscal year 2009 to fiscal year 2010 and from fiscal year 2010 to fiscal year 2011, service contract revenues also increased as a percentage of total Oncology Systems revenues in each fiscal year.

Overall, the U.S. dollar was weaker against foreign currencies in fiscal year 2011 compared to fiscal year 2010 and in fiscal year 2010 compared to fiscal year 2009, which favorably affected our international revenues when measured in U.S. dollars.

Revenues by region	Fiscal Years
(Dollars in millions)	2011	% Change	2010	% Change	2009
North America	$971	13%	$860	(11%)	$970

Europe	650	6%	614	17%	524
Asia	303	(2%)	309	27%	242
Rest of world	98	24%	79	28%	62

Total International	1,051	5%	1,002	21%	828

Total Oncology Systems	$2,022	9%	$1,862	4%	$1,798

North America as a percentage of Oncology Systems revenues	48%		46%		54%
International as a percentage of Oncology Systems revenues	52%		54%		46%

The international region represented more than half of total Oncology Systems revenues in both fiscal years 2011 and 2010. In fiscal year 2011, Oncology Systems revenues grew over fiscal year 2010 in all international regions, except for Asia, where a supplemental government spending program resulted in high Japanese revenues in fiscal year 2010. The increase in Oncology Systems international revenues in fiscal year 2011 over fiscal year 2010 was primarily due to an increase in service contract revenues in all international regions, as well as an increase in product revenues from sales of our software products in all international regions, that was partially offset by decreased product revenues from our high energy linear accelerators in Asia. Overall, the U.S. dollar was weaker against foreign currencies in fiscal year 2011 compared to fiscal year 2010 which favorably affected our Oncology Systems international revenues when measured in U.S. dollars. In fiscal year 2010, the international region drove the growth in Oncology Systems revenues over fiscal year 2009. All international regions contributed to the increase in international Oncology Systems revenues in fiscal year 2010 over fiscal year 2009. The increase in international Oncology Systems revenues in fiscal year 2010 over fiscal year 2009 reflected higher product revenue driven by increased sales across most product lines, as well as an increase in service contract revenues. Overall, the U.S. dollar was weaker against foreign currencies in fiscal year 2010 compared to fiscal year 2009, which favorably affected our international revenues when measured in U.S. dollars.

North American Oncology Systems revenues increased in fiscal year 2011 over the fiscal year 2010 primarily due to increases in revenues from sales of our high energy linear accelerators and an increase in service contract revenues, partially offset by a decrease in revenues from our software products. North American Oncology Systems product revenues decreased in fiscal year 2010 over fiscal year 2009 due to decreased sales in most product lines, although the decrease was partially offset by increased service contract revenues.

Varying cycles of higher and lower revenues between the international and North American regions is a historical pattern reflecting regional influences such the effects of government economic stimulus programs, the effects of the recession and slow economic recovery, the effects of the European sovereign debt crisis, uncertainty created by healthcare reform and reductions in Medicare reimbursement rates for radiotherapy and radiosurgery in the United States, and different technology adoption cycles that are consistent with the net order patterns discussed more fully under “Net Orders.”

X-ray Products Revenues

Revenues by region	Fiscal Years
(Dollars in millions)	2011	% Change	2010	% Change	2009
North America	$137	7%	$128	16%	$110

Europe	97	43%	68	37%	49
Asia	231	15%	201	24%	162
Rest of world	4	(30%)	6	(36%)	10

Total International	332	21%	275	24%	221

Total X-ray Products	$469	16%	$403	22%	$331

North America as a percentage of X-ray Products revenues	29%		32%		33%
International as a percentage of X-ray Products revenues	71%		68%		67%
X-ray Products revenues as a percentage of total revenues	18%		17%		15%

In fiscal year 2011, the international region and North America both contributed to the increase in X-ray Products revenues over fiscal year 2010, with increased sales of our flat panel products in all international regions and increased sales of our x-ray tube products in Asia and Europe contributing to the increase in the international revenues, and increased sales of our flat panel products that was partially offset by a slight decline in sales of our x-ray tube products accounting for the increase in North American revenues.

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

Other Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2011	% Change	2010	% Change	2009
Product	$85	26%	$68	(7%)	$73
Service Contracts and Other	21	(14%)	24	99%	12

Total Other	$106	16%	$92	8%	$85

Other revenues as a percentage of total revenues	4%		4%		4%

Revenues in the “Other” category, which is comprised of SIP, VPT and GTC, increased in fiscal year 2011 over fiscal year 2010 because of an increase in VPT revenues primarily associated with product revenues recognized for the proton therapy system for the Scripps Proton Therapy Center project, partially offset by a decrease in product revenues in our SIP business as a result of slower deployment of products for security and inspection systems. In fiscal year 2011, we recognized revenue of $33 million for the Scripps Proton Therapy Center project. We signed the equipment purchase agreement with CPTC for this project in April 2010 and we did not book this order until September 2011 when the financing was completed. The $33 million revenue we recognized represented progress made on this project since the equipment purchase agreement was signed.

Revenues in our “Other” category increased in fiscal year 2010 over fiscal year 2009 primarily due to an increase in VPT service revenues related to the commissioning of a proton therapy system, partially offset by a decrease in SIP revenues from decreased sales of our Linatron products.

Gross Margin

	Fiscal Years
(Dollars in millions)	2011	% Change	2010	% Change	2009
Dollar by segment
Oncology Systems	$917	10%	$837	4%	$806
X-ray Products	193	19%	162	25%	130
Other	26	(4%)	27	8%	25

Gross margin	$1,136	11%	$1,026	7%	$961

Percentage by segment
Oncology Systems	45.4%		44.9%		44.8%
X-ray Products	41.2%		40.3%		39.3%
Total Company	43.7%		43.5%		43.4%

In fiscal year 2011, the increase in total company gross margin percentage over fiscal year 2010 was primarily due to increases in gross margins in Oncology Systems, X-ray Products and SIP. The improvement in SIP gross margin was primarily due to a mix shift toward higher margin products. However, total company gross margin percentage in fiscal year 2011 was negatively impacted by VPT, which began to recognize revenues with a zero profit margin for the Scripps Proton Therapy Center project.

In fiscal year 2010, total company gross margin percentage increased slightly over fiscal year 2009 primarily due to the improvement in X-ray Products and Oncology Systems gross margins, while the gross margin percentage for the “Other” category remained relatively flat. Total product gross margin was 41.6% in fiscal year 2011, compared to 41.8% in fiscal year 2010 and 42.6% in fiscal year 2009. Total service contracts and other gross margin was 50.6% in fiscal year 2011, compared to 49.2% in fiscal year 2010 and 46.4% in fiscal year 2009.

Oncology Systems gross margin in fiscal year 2011 increased 0.5 percentage point over fiscal year 2010 primarily due to increases in both service and product gross margins. Oncology Systems service contract gross margin was 51.4% in fiscal year 2011, compared to 51.0% in fiscal year 2010. The increase in service contract gross margin was primarily due to higher service contract volume partially offset by higher product retrofit costs. Oncology Systems product gross margin increased to 42.8% in fiscal year 2011 from 42.6% in fiscal year 2010, primarily due to higher proportion of product revenues from our TrueBeam system (which carries higher gross margins compared with our other linear accelerators).

In fiscal year 2010, Oncology Systems gross margin increased over fiscal year 2009 due to an increase in Oncology Systems service contract gross margin that was mostly offset by a decline in Oncology Systems product gross margin. Oncology Systems product gross margin was 42.6% in fiscal year 2010, compared to 43.7% in fiscal year 2009, primarily due to the geographic mix shift towards a higher proportion of international revenues, which typically have lower margins than revenues from North America, partially offset by a product mix shift toward a greater proportion of higher margin software products. Oncology Systems service contract gross margin was 51.0% in fiscal year 2010, compared to 48.3% in fiscal year 2009. The increase in Oncology Systems service contract gross margin in fiscal year 2010 over fiscal year 2009 was mainly due to higher service contract volume, cost control initiatives and costs associated with quality.

X-ray Products gross margin improved 0.9 percentage point in fiscal year 2011 over fiscal year 2010 primarily due to higher sales volume, product mix shift towards flat panel products (which carry higher gross margins), as well as lower costs of quality for our x-ray tube products. X-ray Products gross margin increased 1.0 percentage point in fiscal year 2010 over fiscal year 2009 primarily due to product mix shift toward higher margin products and higher sales volume.

For the Scripps Proton Therapy Center project, we recognized revenues under the percentage-of-completion method as we can provide a reasonably dependable cost estimate for this project. Although we cannot precisely estimate the project’s final outcome due to certain uncertainties and contingencies, we do not expect a loss on this project. Accordingly, we began to recognize revenues for this project initially under the zero profit margin approach until these uncertainties and contingencies are resolved.

Research and Development

	Fiscal Years
(Dollars in millions)	2011	% Change	2010	% Change	2009
Research and development	$171	9%	$157	6%	$147
As a percentage of total revenues	7%		7%		7%

The $14 million increase in research and development expenses in fiscal year 2011 over fiscal year 2010 was primarily due to increases in expenses of $6 million in Oncology Systems, $5 million in X-ray Products, $3 million in the “Other” category and in Corporate. The $6 million increase in Oncology Systems was mainly due to a $5 million unfavorable currency translation impact, as foreign currency denominated research and development expenses for Oncology Systems were translated into weaker U.S. dollars, as well as an increase in material costs and consulting expenses for product development. The $5 million increase in X-ray Products was attributable primarily to higher development expenses for flat panel and x-ray tube products. The $3 million increase in the “Other” category and in Corporate was primarily due to an increase in expenses for development projects in VPT, partially offset by a decrease in research expenses in SIP.

The $10 million increase in research and development expense for fiscal year 2010 over fiscal year 2009 was driven by increased expenses of $6 million in the “Other” category, $2 million in Oncology Systems and $2 million in X-ray Products. The $6 million increase in the “Other” category was primarily due to an increase in labor expenses, material costs and consulting expenses for research and development projects in VPT and SIP. The $2 million increase in Oncology Systems was primarily attributable to an unfavorable impact when foreign-currency-denominated research and development expenses for

Oncology Systems were translated into U.S. dollars in fiscal year 2010 compared to fiscal year 2009, when the U.S. dollar was relatively stronger against foreign currencies. The $2 million increase in X-ray Products was mainly due to higher development expenses for x-ray tube products.

Selling, General and Administrative

	Fiscal Years
(Dollars in millions)	2011	% Change	2010	% Change	2009
Selling, general and administrative	$377	13%	$335	(1%)	$339
As a percentage of total revenues	15%		14%		15%

The $42 million increase in selling, general and administrative expenses for fiscal year 2011 compared to fiscal year 2010 was primarily attributable to: (a) a $14 million net increase in employee-related costs that reflected increased headcount to support our growing business activities; (b) a $10 million net increase in legal expenses and contingent liabilities; (c) unfavorable foreign currency impact of $8 million as the foreign currency denominated selling, general and administrative expenses of our foreign operations were translated into weaker U.S. dollars; (d) a $5 million increase in depreciation and facility expenses primarily related to a Palo Alto, California facility that was placed in service in the first quarter of fiscal year 2011; (e) a loss of $1 million in fiscal year 2011, compared to a gain of $1 million in fiscal year 2010, for hedging balance sheet exposures from our various foreign subsidiaries and business units; (f) a $2 million increase in operating expenses associated with required information technology infrastructure improvements to support our growing business activities; and (g) a $2 million increase in bad debt expense. These increases were partially offset by: (i) income of $4 million, versus a loss of $1 million in fiscal year 2011, recognized on our equity investment in dpiX Holding and (ii) the inclusion in fiscal year 2010 of $3 million related to an October 2009 reduction in force.

The $4 million decrease in selling, general and administrative expenses for fiscal year 2010 compared to fiscal year 2009 was primarily attributable to: (a) a $6 million decrease in expenses related to contingent liabilities in the ordinary course of business; (b) a $5 million net decrease in certain commission and product promotion expenses for our Oncology Systems products and (c) a $5 million decrease in information technology expenses primarily due to the completion of the implementation of our enterprise resource planning system in the second quarter of fiscal year 2009. These decreases were partially offset by: (i) a $4 million increase in employee-related costs primarily related to increased accrued bonuses; (ii) a $3 million expense associated with reduction in force during fiscal year 2010; (iii) a $2 million decrease in net gain from hedging balance sheet exposures from our various foreign subsidiaries and business units; (iv) a $2 million increase in insurance expenses and (v) an unfavorable impact of $2 million when the foreign currency denominated selling, general and administrative expenses of our foreign operations were translated into U.S. dollars in fiscal year 2010 compared to fiscal year 2009, when the U.S. dollar was relatively stronger against foreign currencies.

Interest Income, Net

	Fiscal Years
(Dollars in millions)	2011	% Change	2010	% Change	2009
Interest income (expense), net	$0.3	120%	$(1.3)	(357%)	$0.5

For fiscal year 2011, the net increase in interest income, net, over fiscal year 2010 was primarily due to lower interest expenses associated with lower levels of long-term debt compared to fiscal year 2010. In fiscal year 2010, the net increase in interest expense, net of interest income, over fiscal year 2009 was primarily due to the lower average interest rates earned on our cash and cash equivalents.

Taxes on Earnings

	Fiscal Years
	2011	Change	2010	Change	2009
Effective tax rate	30.6%	—	31.0%	1%	30.2%

The slight decrease in our effective tax rate in fiscal year 2011 from fiscal year 2010 was primarily due to an increase in the benefit from discrete items in fiscal year 2011, including a greater release of liabilities for uncertain tax positions as a result of settlements with taxing authorities and the expiration of the statutes of limitation in various jurisdictions, partially offset by a decrease in the benefit from the foreign rate differential in fiscal year 2011.

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

In general, our effective income tax rate differs from the U.S. federal statutory rate primarily because our foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and our domestic earnings are subject to state income taxes. Our future effective tax rate could be adversely affected by having lower earnings than anticipated in countries where we have lower statutory rates and higher earnings than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, and by changes in tax laws or interpretations of those laws. For example, recent proposals would make significant changes U.S. taxation of U.S.-based multinational corporations. Although we cannot predict whether or in what form Congress would enact any such proposals, legislation of this type could have an adverse impact on our effective tax rate. We also expect that our effective tax rate may experience increased fluctuation from period to period under the provisions in ASC 740 related to accounting for uncertainty in income taxes. See Note 14, “Taxes on Earnings” of the Notes to the Consolidated Financial Statements.

Net Earnings Per Diluted Share

	Fiscal Years
	2011	% Change	2010	% Change	2009
Net earnings per diluted share	$3.44	16%	$2.96	12%	$2.65

The increase in net earnings from continuing operations per diluted share in fiscal year 2011 over fiscal year 2010 resulted from (i) an increase in total revenues, (ii) an improvement in gross margin, (iii) a decrease in effective tax rate and (iv) a reduction in the number of diluted shares of common stock outstanding due mainly to the various accelerated stock repurchase programs that were executed in fiscal year 2011.

The increase in earnings per diluted share in fiscal year 2010 over fiscal year 2009 resulted from (i) an increase in total revenues, (ii) an improvement in gross margin, (iii) a decrease in our operating expenses as a percent of revenues and (iv) a reduction in the number of diluted shares of common stock outstanding due to stock repurchases (v) partially offset by an increase in effective tax rate.

Net Orders

Total Net Orders (by segment and region)	Fiscal Years
(Dollars in millions)	2011	% Change	2010	% Change	2009
Oncology Systems:
North America	$1,038	5%	$985	4%	$949
Total International	1,211	11%	1,091	16%	942

Total Oncology Systems	$2,249	8%	$2,076	10%	$1,891

X-ray Products:
North America	$140	22%	$115	3%	$111
Total International	343	13%	304	33%	228

Total X-ray Products	$483	15%	$419	24%	$339

Other:	$201	100%	$0	(100%)	$151

Total Net Orders	$2,933	18%	$2,495	5%	$2,381

Oncology Systems net orders grew 8% in fiscal year 2011 over fiscal year 2010, compared to a 10% growth in fiscal year 2010 over fiscal year 2009. On a constant currency basis, Oncology Systems net orders grew 6% in fiscal year 2011 over fiscal year 2010, compared to 8% in fiscal year 2010 over fiscal year 2009.

Both the international region and North America contributed to the growth in Oncology Systems net orders in fiscal year 2011 over fiscal year 2010. The growth in international Oncology Systems net orders in fiscal year 2011 over fiscal year 2010 was primarily due to increased demand for our high energy linear accelerators (including the TrueBeam system) in Europe and the rest of the world region, partially offset by a decline in demand for our high energy linear accelerators in Asia, where a supplemental spending program in Japan contributed to very high order levels in the first half of fiscal year 2010. Growth in demand for our service contracts and software upgrades in all international regions also contributed to the growth in international Oncology Systems net orders in fiscal year 2011 over fiscal year 2010. When measured in constant currency, international Oncology Systems net orders grew 6% in fiscal year 2011 over fiscal year 2010. The growth in North American Oncology Systems net orders in the fiscal year 2011 over fiscal year 2010, helped in part by strong net orders growth in Canada, was primarily due to increased demand for our high energy linear accelerators (including the TrueBeam system) and software upgrades, as well as growth in demand for our service contracts.

Oncology Systems North American net orders increased 4% in fiscal year 2010 over fiscal year 2009, with growth in net orders in the second half of the fiscal year more than offsetting the net order decline in the first half of the fiscal year. Increased demand for our linear accelerators, driven by the TrueBeam system, as well as increased demand for our service contracts, including software service agreements, were the primarily contributors to the Oncology Systems North American net order increase in fiscal year 2010 over fiscal year 2009. Oncology Systems international net orders increased 16%, or 13% on a constant currency basis, in fiscal year 2010 over fiscal year 2009 primarily due to increased demand for our linear accelerators (including the TrueBeam system and UNIQUE) and our software products, in Europe and Asia, as well as growth in demand for our service contracts in all international regions. The overall weaker U.S. dollar against foreign currencies in fiscal year 2010 compared to fiscal year 2009 favorably impacted Oncology Systems international net orders when measured in U.S. dollars.

The trailing 12 months growth in net orders for Oncology Systems for the three immediately prior fiscal quarters ends were: a 10% total increase, with a 14% increase in North America and a 7% increase for the international region, as of July 1, 2011; a 10% total increase, with an 18% increase in North America and a 4% increase for the international region, as of April 1, 2011; a 10% total increase, with an 11% increase in North America and a 10% increase for the international region, as of December 31, 2010. Consistent with the historical pattern, we expect that Oncology Systems net orders will continue to experience regional fluctuations. In addition, the availability of government programs that stimulate the purchase of healthcare products, such as the one in place in 2010 in Japan, could affect the demand for our products from period to period, and could therefore make it difficult to compare our financial results.

X-ray Products net orders grew 15% in fiscal year 2011 over fiscal year 2010, compared to 24% in fiscal year 2010 over fiscal year 2009. In fiscal year 2011, the increase in X-ray Products net orders over fiscal year 2010 was primarily due to an increase in both North American and international net orders. Increased demand for both the x-ray tube products and the flat panel products contributed the fiscal year 2011 increase in North American X-ray Products net orders. The fiscal year 2011 increase in international X-ray Products net orders was primarily due to increased demand for x-ray tube products in Asia and Europe and increased demand for flat panel products in Europe, partially offset by a decline in net orders for flat panel products in Asia. The growth in X-ray Products net orders in fiscal year 2010 was primarily due to increased demand for flat panel products, especially our radiographic flat panels, in North America, Europe and Asia, as well as increased demand for our x-ray tubes products in Asia.

Net orders in the “Other” category increased $201 million in fiscal year 2011 from fiscal year 2010 with VPT recording the $88 million order from CPTC for the Scripps Proton Therapy Center project in the fourth quarter of fiscal year 2011 and cancelling the $62 million proton therapy system order from Skandion Kliniken in fiscal year 2010. The increase in net orders in the “Other” category in fiscal year 2011 over fiscal year 2010 was also attributable to a $51 million increase in net orders in SIP primarily due to i) increased demand for Linatron x-ray accelerators for cargo screening and border protection and ii) a $21 million order from U.S. Customs and Border Protection for five of our IntellX cargo screening systems.

Net orders in the “Other” category declined $151 million in fiscal year 2010 over fiscal year 2009 primarily because VPT booked the $62 million Skandion Kliniken order in fiscal year 2009 and then cancelled in fiscal year 2010 without booking any further orders. SIP also experienced a decrease in net orders in fiscal year 2010 compared to fiscal year 2009 as this business was negatively impacted by bid award challenges among competitors for a large government project in North America.

Orders in any period may not be directly correlated to the level of revenues in any particular future quarter or period since the timing of revenue recognition will vary significantly based on the delivery requirements of individual orders, acceptance schedules and the readiness of individual customer sites for installation of our products. Moreover, certain types of orders, such as orders for software or newly introduced products in our Oncology Systems segment, typically take more time from order to completion of installation and acceptance than hardware or older products.

Discontinued Operations

In the fourth quarter of fiscal year 2008, we approved a plan to sell Research Instruments to focus the business that we acquired from ACCEL exclusively on the development of our VPT business. The sale of Research Instruments was completed in the second quarter of fiscal year 2009. Research Instruments has been classified as a discontinued operation in our Consolidated Statements of Earnings for all periods presented.

In fiscal year 2010, we recognized an additional loss of $7.1 million for additional cost to settle one customer contract and estimated costs to complete and settle the other customer contract, both of which were related to Research Instruments. In fiscal year 2011, the Company recognized a loss of $9.7 million for additional costs to settle the remaining customer contract. These contracts had been accounted for under the percentage-of-completion method, under which revenues and costs of sales are adjusted to reflect changes in estimated costs to complete the contracts. Including the additional loss recognized for the remaining contract, the total loss from discontinued operations for fiscal year 2011 was $9.7 million, less applicable income tax of zero. Including the additional loss recognized for the two contracts, total losses of Research Instruments for fiscal year 2010 was $7.1 million, less applicable income tax of zero. Loss from discontinued operations for fiscal year 2009 was $12.5 million, less applicable income tax of zero. In fiscal year 2009, loss from discontinued operations included a loss of $8.1 million on the disposal of Research Instruments. Total revenues of Research Instruments, reported in discontinued operations, for fiscal years 2011, 2010 and 2009 were zero, $(3.6) million and $9.8 million, respectively. As of September 30, 2011, we had no remaining obligation related to Research Instruments. See Note 18, “Discontinued Operations” to the Notes to the Consolidated Financial Statements for a detailed discussion.

Backlog

Including the backlog related to the Scripps Proton Therapy Center project, our backlog at September 30, 2011 was $2.5 billion, which is an increase of 15% over the backlog at October 1, 2010. Our Oncology Systems backlog at September 30, 2011 was 11% higher than the backlog at October 1, 2010, which reflects a 21% increase for the international regions and a 4% increase for North America.

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

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

(In millions)	September 30, 2011	October 1, 2010	Increase
Cash and cash equivalents	$564	$520	$44

Our cash and cash equivalents increased $44 million from $520 million at October 1, 2010 to $564 million at September 30, 2011. The increase in cash and cash equivalents in fiscal year 2011 was due primarily to $472 million of cash generated from operating activities, $161 million of cash from net borrowings under our credit facilities, $138 million of cash provided by stock option exercises and $23 million of cash provided by the excess tax benefits from share-based compensation. These increases were partially offset by aggregate payments of $611 million in connection with three accelerated share repurchase agreements and for shares repurchased in the open market, $71 million of capital expenditures, $19 million used for loans to CPTC for financing the construction and startup operations of the Scripps Proton Therapy Center, $15 million for an investment in a minority equity interest in Augmenix plus an exclusive option to purchase the remaining equity interest, $15 million used to satisfy employee tax withholding requirements for employees who tendered VMS stock upon vesting of restricted common stock and restricted stock units, $8 million used for the acquisition of all of the outstanding capital stock of a supplier of devices for delivery of brachytherapy treatments and $7 million used for the repayment of bank borrowings. In addition, foreign currency exchange rate changes in fiscal year 2011 increased cash and cash equivalents by $1 million.

At September 30, 2011, we had approximately $15 million or 3%, of total cash and cash equivalents in the United States. Approximately $549 million, or 97%, of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of September 30, 2011, most of our cash and cash equivalents that were held abroad were in U.S. dollars and were primarily held as bank deposits. Because our cash levels in the United States are relatively low, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, stock repurchases, acquisitions and other corporate purposes. We expect to either negotiate a new credit facility or extend our existing credit facility when it expires in June 2012. See further discussion of our credit facility under “Cash Flows.”

Cash Flows

	Fiscal Years
(In millions)	2011	2010	2009
Net cash flow provided by (used in):
Operating activities	$472	$460	$305
Investing activities	(118)	(75)	(78)
Financing activities	(311)	(422)	(71)
Effects of exchange rate changes on cash and cash equivalents	1	3	1

Net increase (decrease) in cash and cash equivalents	$44	$(34)	$157

Our primary cash inflows and outflows for fiscal years 2011, 2010 and 2009 were as follows:

•	We generated net cash from operating activities of $472 million in fiscal year 2011, compared to $460 million and $305 million in fiscal years 2010 and 2009, respectively.

The $12 million increase in net cash from operating activities during fiscal year 2011 compared to fiscal year 2010 was driven primarily by an increase of $39 million in net earnings and an increase in non-cash items of $5 million, partially offset by a net change of $32 million in operating assets and liabilities (working capital items).

The major contributors to the net change in working capital items in fiscal year 2011 were accounts receivable, inventories, accounts payable and advance payments from customers as follows:

¡	Accounts receivable increased $42 million due to higher revenues and timing of collections.

¡	Inventories increased by $42 million due to anticipated customer demands for products in fiscal year 2012 mainly in Oncology Systems and X-ray Products.

¡	Accounts payable increased by $36 million due to timing of vendor payments, increased purchases due to the overall growth of our operations and payment due for settlement of a contract.

¡	Advance payments from customers increased by $23 million due to increased orders.

The $155 million increase in net cash from operating activities during fiscal year 2010 compared to fiscal year 2009 was driven primarily by a net change of $63 million in operating assets and liabilities (working capital items), an increase in non-cash items of $51 million and an increase of $41 million in net earnings.

The major contributors to the net change in working capital items in fiscal year 2010 were inventories and advance payments from customers as follows:

¡	Inventories increased by $53 million due to anticipated customer demands for products in fiscal year 2011 in Oncology Systems, X-ray Products and VPT.

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

•

Investing activities used $118 million of net cash in fiscal year 2011, compared to $75 million in fiscal year 2010 and $78 million in fiscal year 2009. Cash used for purchases of property, plant and equipment was $71 million in fiscal year 2011, compared to $68 million in fiscal year 2010 and $63 million in fiscal years 2009. During fiscal year 2011, we used $19 million for loans to CPTC, paid $15 million to Augmenix for a minority equity interest plus an exclusive option to purchase the remaining equity interest of Augmenix and paid cash of $8 million for the acquisition of all of the outstanding capital stock of a supplier of devices for delivery of brachytherapy treatment. In fiscal year 2009, we made an additional net loan advance of $6 million to dpiX.

•

Financing activities used net cash of $311 million in fiscal year 2011, compared to $422 million in fiscal year 2010 and $71 million in fiscal year 2009. In fiscal year 2011, we paid an aggregate of $611 million in connection with three accelerated share repurchase agreements and for shares repurchased in the open market. In fiscal year 2010, we paid an aggregate of $520 million in connection with an accelerated share repurchase agreement and for shares repurchased in the open market. In fiscal year 2009, we used $101 million for the repurchases of VMS common stock. In fiscal years 2011, 2010 and 2009, we used $7 million, $9 million and $8 million, respectively, to repay bank borrowings. Cash used for financing activities in fiscal years 2011, 2010 and 2009 also includes $15 million, $8 million and $3 million (the value of withheld shares), respectively, for tendered VMS common stock to satisfy employee tax withholding requirements upon vesting of restricted common stock and restricted stock units. These uses were partially offset by cash proceeds from employee stock option exercises and employee stock purchases of $138 million, $84 million and $28 million in fiscal years 2011, 2010 and 2009 respectively, as well as cash provided by excess tax benefits from share-based compensation of $23 million in fiscal year 2011, $15 million in fiscal year 2010 and $10 million in fiscal year 2009. In fiscal years 2011, 2010 and 2009, we also borrowed a net amount of $161 million, $16 million and $4 million, respectively, from our credit facilities.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 3.0% of revenues in fiscal year 2012. As further described in Note 16, “Variable Interest Entity” of the Notes to the Consolidated Financial Statements, we are participating in a $165 million loan facility to CPTC, under which we have committed to provide $115 million to finance the construction and start-up operations of the Scripps Proton Therapy Center. As of September 30, 2011, we have loaned $19.2 million to CPTC and we expect the remaining $96.1 million will continued to be drawn down by CPTC through 2014. We expect to use our cash abroad to meet funding requirements under this loan facility. We may sell all or a portion of our participation in this loan facility before the end of the drawdown period in 2014. Upon the sale of all or a portion of this loan facility, we will not be required to make further loan advances for the portion of the facility that is sold.

We have a $300 million credit facility with Bank of America, N.A. (“BofA”), which was amended and restated in November 2008 and then again amended in July 2009, August 2010 and August 2011. This credit facility, as amended to date, is referred to as the “Amended BofA Credit Facility.” A portion of the Amended BofA Credit Facility is collateralized with a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. As of September 30, 2011, VMS has pledged to BofA 65% of the voting shares that it holds in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary. Under the Amended BofA Credit Facility, VMS’s Japanese subsidiary (“VMS KK”) can borrow up to 2.7 billion Japanese Yen as part of the overall credit facility (the “Japanese Line of Credit”). At any time amounts are outstanding under the Japanese Line of Credit, the full borrowing capacity is deemed committed for use in Japan and therefore the maximum amount VMS can otherwise borrow under the Amended BofA Credit Facility will be reduced by $35 million to $265 million. VMS guarantees the payment of the outstanding balance under the Japanese Line of Credit.

The Amended BofA Credit Facility may be used for: working capital; capital expenditures; permitted acquisitions; and other lawful corporate purposes. Borrowings under the Japanese Line of Credit can be used by VMS KK for refinancing certain intercompany debts, working capital, capital expenditures and other lawful corporate purposes. Borrowings under the Amended BofA Credit Facility (outside of the Japanese Line of Credit) accrue interest either: (i) based on LIBOR plus a margin of 0.75% to 1.25% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes, depreciation and amortization (“EBITDA”) or (ii) based upon a base rate of either the federal funds rate plus 0.5% or BofA’s announced prime rate, whichever is greater, minus a margin of 0.5% to 0% based on a leverage ratio involving funded indebtedness and EBITDA (depending upon our instructions to BofA). We may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate are adjustable daily. Under the Amended BofA Credit Facility, we pay commitment fees at an annual rate of 0.2% to 0.3% based on a leverage ratio involving funded indebtedness and EBITDA. Borrowings under the Japanese Line of Credit accrue interest at the basic loan rate announced by the Bank of Japan plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA. The Amended BofA Credit Facility, as well as the Japanese Line of Credit, will expire on June 30, 2012, if not extended by mutual agreement of VMS and BofA. We expect to either negotiate a new credit facility or extend our existing credit facility when it expires.

As of September 30, 2011, $181 million was outstanding under the Amended BofA Credit Facility with a weighted average interest rate of 1.05% and none of which was outstanding under the Japanese Line of Credit. The Amended BofA Credit Facility contains customary affirmative and negative covenants for facilities of this type. We have also agreed to maintain certain financial covenants relating to: (i) leverage ratios involving funded indebtedness and EBITDA; (ii) liquidity; and (iii) consolidated assets. As of September 30, 2011, we were in compliance with all covenants. See also Note 8 “Credit Facilities” to the Consolidated Financial Statements for a discussion regarding the Amended BofA Credit Facility.

The following table provides additional information regarding our short-term borrowings:

	Fourth Quarter of Fiscal Year 2011	Fiscal Year
(Dollars in millions)		2011	2010	2009
Amount outstanding (at end of period)	$181	$181	$20	$4
Weighted average interest rate (at end of period)	1.05%	1.05%	1.51%	1.55%
Average amount outstanding (during period)	140	60	18	13
Weighted average interest rate (during period)	2.02%	2.07%	1.52%	1.92%
Maximum month-end amount outstanding during period	$239	$239	$177	$28

Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the United States and global economies. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements for at least the next 12 months. We currently anticipate that we will continue to utilize our available liquidity and cash flows from operations, as well as borrowed funds, to make strategic acquisitions, invest in the growth of our business, invest in advancing our systems and processes, repurchase VMS common stock and fund our loan commitment to CPTC.

Total debt as a percentage of total capital increased to 13.7% at September 30, 2011 from 3.3% at October 1, 2010 primarily due to increased borrowings under our credit facility. The ratio of current assets to current liabilities decreased to 1.65 to 1 at September 30, 2011 from 1.86 to 1 at October 1, 2010.

Days Sales Outstanding

Trade accounts receivable DSO were 80 days at September 30, 2011 compared to 82 days at October 1, 2010 Our accounts receivable and DSO are impacted by a number of factors, including primarily: the timing of product shipments, collections performance, payment terms, and the mix of revenues from different regions. As of September 30, 2011, less than 1% of our accounts receivable balance was related to customer contracts with extended payment terms of more than one year.

Stock Repurchase Program

During fiscal year 2011, 2010 and 2009, we repurchased 9,028,033 shares, 9,788,249 shares and 2,248,000 shares, respectively, of VMS common stock under various authorizations by VMS’s Board of Directors. The repurchased shares include shares of VMS common stock repurchased under various accelerated share repurchase agreements. Aggregate cash payments in connection with the various accelerated share repurchase agreements (as further discussed below) and for shares repurchased in the open market totaled $611 million, $520 million and $101 million in fiscal years 2011, 2010 and 2009, respectively. All shares that were repurchased have been retired.

In March 2011, we settled an accelerated share repurchase agreement executed on August 24, 2010 with BofA (the “August 2010 Repurchase Agreement”). Pursuant to the August 2010 Repurchase Agreement, we initially paid to BofA $225 million and BofA delivered 3,888,249 shares of VMS common stock, representing approximately 90% of the shares expected to be repurchased. Under the terms of the August 2010 Repurchase Agreement, the specific number of shares that we ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount, such that we might be entitled to receive additional shares of VMS common stock from BofA or we might be required to deliver VMS shares or, at our option, make a cash payment to BofA. The repurchase period ended on February 23, 2011 and we made a cash payment of $26.1 million to settle this contract without receiving or delivering additional VMS shares in March 2011.

On February 23, 2011, we entered into another accelerated share repurchase agreement with BofA (the “February 2011 Repurchase Agreement”). Pursuant to the February 2011 Repurchase Agreement, we paid to BofA $280 million and BofA delivered 3,547,474 shares of VMS common stock, representing approximately 85% of the shares expected to be repurchased. Under the terms of the February 2011 Repurchase Agreement, the specific number of shares that we ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount. In June 2011, BofA accelerated the end of the repurchase period and we received additional 630,921 shares of VMS common stock, with a then market value of approximately $41.3 million, upon the settlement of the February 2011 Repurchase Agreement.

On August 25, 2011, we entered into another accelerated share repurchase agreement with BofA (the “August 2011 Repurchase Agreement”). Pursuant to the August 2011 Repurchase Agreement, the Company paid to BofA $250 million and BofA delivered 3,849,638 shares of VMS common stock, representing approximately 85% of the shares expected to be repurchased. Under the terms of the August 2011 Repurchase Agreement, the specific number of shares that the Company ultimately will repurchase is based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount. The repurchase period will end on February 21, 2012, however beginning on November 23, 2011 BofA has the right to accelerate the end of the repurchase period. The August 2011 Repurchase Agreement provides that at the completion of the repurchase period, depending on the volume weighted average share price of VMS common stock during the repurchase period, the Company may be entitled to receive additional shares of VMS common stock from BofA or the Company may be required to deliver VMS shares or, at its option, make a cash payment to BofA.

In February 2011, the VMS Board of Directors authorized the repurchase of 12 million shares of VMS common stock through the end of fiscal year 2012. As of September 30, 2011, 7,433,718 shares of VMS common stock remained available for repurchase under this repurchase authorization. Shares may be repurchased in the open market, in privately negotiated transactions (including accelerated share repurchases) or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more blocks.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2011 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
(In millions)	Fiscal Year 2012	Fiscal Years 2013 - 2014	Fiscal Years 2015 - 2016	Beyond	Total
Short-term borrowings(1)	$181.4	$—	$—	$—	$181.4
Long term debt(2)	9.9	6.2	—	—	16.1
Interest obligation on long term debt	0.8	0.7	—	—	1.5
Loan facility to CPTC(3)	19.2	76.9	—	—	96.1
Acquisition of Calpyso(4)	10.0	—	—	—	10.0
Operating leases(5)	15.2	20.1	8.8	3.9	48.0
Purchase commitments(6)	46.0	21.0	—	—	67.0
Defined benefit pension plans(7)	9.5	—	—	—	9.5
Post-retirement benefit plan(8)	0.5	1.0	1.1	2.4	5.0

Total(9)	$292.5	$125.9	$9.9	$6.3	$434.6

(1)	As of September 30, 2011, short-term borrowings in this amount were outstanding under the Amended BofA Credit Facility with a weighted average interest rate of 1.05%. See a detailed discussion of our credit facilities in Note 8, “Credit Facilities” of the Notes to the Consolidated Financial Statements.

(2)	Long-term debt, including current maturities, decreased $7.3 million from October 1, 2010 due to principal repayments. The fixed interest rates on the outstanding debt on this date ranged from 6.70% to 7.34% with a weighted average interest rate of 6.84%. As of September 30, 2011, land and buildings with a carrying amount of $7.8 million were pledged as collateral against certain loans we assumed related to purchases of land and buildings in Las Vegas. For further discussion regarding long-term debt, see Note 7, “Long-term Debt” of the Notes to the Consolidated Financial Statements.

(3)	As further described in Note 16, “Variable Interest Entity” of the Notes to the Consolidated Financial Statements, we participate, through our Swiss subsidiary, in a $165 million loan facility to CPTC, under which we committed to loan up to $115 million, to finance the construction and startup operations of the Scripps Proton Therapy Center. As of September 30, 2011, we had loaned $19 million to CPTC and we expect CPTC to continue to draw down this facility through the construction and initial operation period. Amounts presented represent the estimated timing of loan drawdowns as of September 30, 2011, which may change due to changes in construction progress and other factors. We expect to use our cash abroad to meet funding requirements under this loan facility. We may sell all or a portion of our participation in this loan facility before the end of the drawdown period in 2014. Upon the sale of all or a portion of this facility, we will not be required to make further loan advances for the portion of the facility that is sold.

(4)	In October 2011, we acquired Calypso, a privately-held supplier of specialized products and software for real-time tumor tracking and motion management during radiosurgery and radiotherapy, for approximately $10 million, which is reflected as a payment obligation under “Fiscal Year 2012” in the above table. We agreed to make additional contingent considerations upon achievement of certain milestones in fiscal years 2012, 2013 and 2014, which are not reflected in the above table.

(5)	Operating leases include future minimum lease payments under all our noncancelable operating leases as of September 30, 2011.

(6)	As further described in Note 10, “Commitments and Contingencies”, under a commercial agreement, we agreed to make guaranteed prepayments to a third party for orders of their products that the Company will resell to end user customers.

(7)	As further described in Note 11, “Retirement Plans” of the Notes to the Consolidated Financial Statements, as of September 30, 2011, our defined benefit pension plans were underfunded by $35 million. Due to the impact of future plan asset performance, changes in interest rates and other economic and demographic assumptions the potential for changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions to fund its defined benefit pension plans beyond the next fiscal year.

(8)	As further described in Note 11, “Retirement Plans” of the Notes to the Consolidated Financial Statements, as of September 30, 2011, our post-retirement benefit plan had an estimated total benefit obligation of $5.9 million. Due to changes in health care cost trend rates, mortality rates of plan participants, and the potential for us to change the type of health care plans offered or the level of contributions from plan participants, we are not able to reasonably estimate the timing and amount of contributions to fund our post-retirement benefit plan beyond fiscal year 2021.

(9)	The following items are not included in the table above:

•

Long-term income taxes payable includes the liability for uncertain tax positions, including interest and penalties, and may also include other long-term tax liabilities. As of September 30, 2011, our liability for uncertain tax positions was $44.8 million and we do not anticipate payment of these amounts in the next 12 months. We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, the liability for uncertain tax positions has been excluded from the table above. See a detailed discussion in Note 14, “Taxes on Earnings” of the Notes to the Consolidated Financial Statements.

•

In February 2009, we agreed to loan an aggregate amount of $14 million to dpiX. As of September 30, 2011, we had loaned $8.8 million to dpiX and had outstanding commitment to loan an additional $5.2 million under this agreement. We do not know the timing of the funding of the remaining $5.2 million. See detailed discussion in Note 6, “Related Party Transactions” of the Notes to the Consolidated Financial Statements.

•

As further described in Note 10, “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements, as of September 30, 2011, we accrued $12.7 million for environmental remediation liabilities. The amount accrued represents estimates of anticipated future costs and the timing and amount of actual future environmental remediation costs may vary as the scope of our obligations become more clearly defined.

•

As discussed above under “Share Repurchase Program,” we entered into the August 2011 Repurchase Agreement with BofA to repurchase $250 million of VMS common stock on August 25, 2011. As of September 30, 2011, we received 3,849,638 shares of VMS common stock under the August 2011 Repurchase Agreement. The specific number of shares that we ultimately will repurchase under the Repurchase Agreement will be based on the volume weighted average share price of VMS common stock during the repurchase period, which will end between November 23, 2011 and February 21, 2012. We may be entitled to receive additional shares of VMS common stock from BofA or we may be required, at its option, to deliver VMS shares or make a cash payment to BofA.

Contingencies

Environmental Remediation Liabilities

For a discussion of environmental remediation liabilities, see Note 10, “Commitments and Contingencies—Environmental Remediation Liabilities” of the Notes to the Consolidated Financial Statements, which discussion is incorporated herein by reference.

Acquisition-Related Commitments/Obligations

When we acquired ACCEL in January 2007, ACCEL was involved in a contract-related lawsuit, which we settled by agreeing to perform commissioning services for a proton therapy system for a fixed price contract (the “Fixed Price Contract”). As of October 2, 2009, we had a loss accrual of €7.6 million related to the Fixed Price Contract. In the first quarter of fiscal year 2010, we entered into a new contract (the “New Contract”) to perform certain services for a fixed price. The balance of the loss accrual related to this contingency (the New Contract) was €1.0 million as of September 30, 2011. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Consolidated Statements of Earnings in the periods in which these variances arise.

Other Matters

From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters both in and outside the United States, arising in the ordinary course of our business or otherwise. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue amounts, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, it is possible that a legal or other proceeding brought against us could have an impact of this nature.

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of September 30, 2011, we have not incurred any significant costs since the Spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) amended ASC 350, “Intangibles—Goodwill and Other.” This amendment is intended to simplify how an entity tests goodwill for impairment and will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The amendment will be effective for us beginning in the first quarter of fiscal 2013 and early adoption is permitted. We are currently assessing the potential impact of this amendment on our consolidated financial position, results of operations and cash flows.

In June 2011, the FASB amended ASC 220, “Presentation of Comprehensive Income.” This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amended guidance, which must be applied retroactively, will be effective for us in the first quarter of fiscal year 2013. The adoption of this amendment concerns disclosure only and we do not expect it to have an impact on our consolidated financial position, results of operations or cash flows.

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

Foreign Currency Exchange Rate Risk

As a global entity, we are exposed to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve. Adverse foreign currency rate movements could have a material negative impact on our financial results. Our primary exposures related to foreign currency denominated sales and purchases are in Europe, Asia, Australia and Canada.

We have many transactions denominated in foreign currencies and address certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and may hedge certain of these larger foreign currency transactions when they are not transacted in the subsidiaries’ functional currency or in U.S. dollars. The foreign currency sales transactions that fit our risk management policy criteria are hedged with forward contracts. We may use other derivative instruments in the future. We enter into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into forward contracts for speculative or trading purposes. The forward contracts range from one to twelve months in maturity.

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

The notional values and the weighted average contractual foreign currency exchange rates of our sold and purchased forward exchange contracts outstanding at September 30, 2011 were as follows:

(In millions)	Notional Value Sold	Notional Value Purchased	Weighted Average Contract Rate (Foreign Currency Units per USD)
Australian dollar	$17.1	$—	1.0301
British pound	—	18.4	0.6408
Danish krone	1.4	—	5.5420
Euro	137.1	14.9	0.7449
Japanese yen	59.5	—	77.0477
New Zealand dollar	3.1	—	1.3046
Norwegian krone	7.4	—	5.8602
Swedish krona	2.4	—	6.8578
Swiss franc	—	34.6	0.9070

Totals	$228.0	$67.9

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consisted of cash and cash equivalents and a short-term investment as of September 30, 2011. The principal amount of cash and cash equivalents at September 30, 2011 totaled $564 million with a weighted average interest rate of 0.19%. At September 30, 2011, our short-term investment represented a loan of $19.2 million to CPTC, which bears interest at LIBOR plus 6.25% per annum with a minimum interest rate of 8.25% per annum.

The Amended BofA Credit Facility (including the Japanese Line of Credit) allows us to borrow up to a maximum amount of $300 million. We collateralized a portion of the Amended BofA Credit Facility with a pledge of 65% of the voting shares that we hold in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary. Borrowings under the Amended BofA Credit Facility (outside of the Japanese Line of Credit) accrue interest based on the LIBOR, the federal funds rate, or the BofA’s prime rate plus a margin. Borrowings under the Japanese Line of Credit accrue interest at the basic loan rate announced by the Bank of Japan plus a margin.

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Amended BofA Credit Facility (including the Japanese Line of Credit). As of September 30, 2011, the amount outstanding under the Amended BofA Credit Facility was $181 million, none of which was outstanding under the Japanese Line of Credit, with interest being accrued on LIBOR or BofA’s prime rate plus a margin. If the amount outstanding under the Amended BofA Credit

Facility remained at this level for an entire year and the LIBOR and BofA’s prime rate increased or decreased, respectively, by 1%, our annual interest expense would increase or decrease, respectively, by an additional $1.8 million. See a detailed discussion of the Amended BofA Credit Facility in Item 7, “MD&A- Liquidity and Capital Resources.”

In addition, we had $16.1 million of long-term debt (including the current maturities of long term debt) outstanding at September 30, 2011that carried a weighted average fixed interest rate of 6.8% with principal payments due in various installments over a three-year period. To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future.

The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents, short-term borrowings and long term debt.

	Fiscal Years
(Dollars in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Assets:
Cash and cash equivalents	$564.5	$—	$—	$—	$—	$—	$564.5
Average interest rate(1)	0.19%	—	—	—	—	—	0.19%
Short-term investment(2)	$19.2	$—	$—	$—	$—	$—	$19.2
Average interest rate(1)	8.25%	—	—	—	—	—	8.25%
Liabilities:
Long-term debt	$9.9	$—	$6.2	$—	$—	$—	$16.1
Average interest rate	6.93%	—	6.70%	—	—	—	6.84%
Short-term borrowings under credit facility	$181.4	$—	$—	$—	$—	$—	$181.4
Average interest rate(1)	1.05%	—	—	—	—	—	1.05%

(1)	Represents interest rates effective as of September 30, 2011.

(2)	Represents amount loaned to CPTC under a loan facility. See Note 16, “Variable Interest Entity” of the Notes to the Consolidated Financial Statements for a detailed discussion.

The estimated fair value of our cash and cash equivalents and the estimated fair value of our short-term borrowings under the credit facility approximated the principal amounts reflected above based on the maturities of these financial instruments. The estimated fair value of our short-term investment also approximated the principal amount as this investment was made at the end of fiscal year 2011.

The fair value of our long-term debt was estimated based on the current rates available to us for debt of similar terms and remaining maturities. Under this method, the fair value of our debt was estimated to be $17.2 million at September 30, 2011. We determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that we or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 8.    Financial Statements and Supplementary Data

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Years
(In thousands, except per share amounts)	2011	2010	2009
Revenues:
Product	$1,970,447	$1,813,646	$1,766,929
Service contracts and other	626,219	542,939	447,131

Total revenues	2,596,666	2,356,585	2,214,060

Cost of revenues:
Product	1,151,561	1,055,150	1,013,973
Service contracts and other	309,216	275,793	239,582

Total cost of revenues	1,460,777	1,330,943	1,253,555

Gross margin	1,135,889	1,025,642	960,505

Operating expenses:
Research and development	170,725	156,748	147,375
Selling, general and administrative	376,713	334,692	338,984

Total operating expenses	547,438	491,440	486,359

Operating earnings	588,451	534,202	474,146
Interest income	2,858	2,831	4,594
Interest expense	(2,599)	(4,108)	(4,097)

Earnings from continuing operations before taxes	588,710	532,925	474,643
Taxes on earnings	180,084	165,444	143,167

Earnings from continuing operations	408,626	367,481	331,476
Loss from discontinued operations, net of taxes	(9,693)	(7,059)	(12,454)

Net Earnings	$398,933	$360,422	$319,022

Net earnings (loss) per share—basic:
Continuing operations	$3.50	$3.02	$2.67
Discontinued operations	(0.08)	(0.06)	(0.10)

Net earnings per share	$3.42	$2.96	$2.57

Net earnings (loss) per share—diluted:
Continuing operations	$3.44	$2.96	$2.65
Discontinued operations	(0.08)	(0.05)	(0.10)

Net earnings per share	$3.36	$2.91	$2.55

Shares used in the calculation of net earnings (loss) per share:
Weighted average shares outstanding—basic	116,703	121,816	124,034

Weighted average shares outstanding—diluted	118,735	124,025	124,995

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)	September 30, 2011	October 1, 2010
Assets
Current assets:
Cash and cash equivalents	$564,457	$520,221
Short-term investment	19,205	—
Accounts receivable, net of allowance for doubtful accounts of $6,034 at September 30, 2011 and $4,209 at October 1, 2010	635,153	591,677
Inventories	409,962	363,933
Prepaid expenses and other current assets	111,875	87,267
Deferred tax assets	113,965	118,246

Total current assets	1,854,617	1,681,344
Property, plant and equipment, net	285,894	267,927
Goodwill	212,452	208,451
Other assets	145,798	166,230

Total assets	$2,498,761	$2,323,952

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$154,946	$119,018
Accrued expenses	290,009	287,851
Product warranty	50,128	53,233
Deferred revenues	140,173	141,916
Advance payments from customers	299,380	275,998
Short-term borrowings	181,400	20,000
Current maturities of long-term debt	9,876	5,525

Total current liabilities	1,125,912	903,541
Long-term debt	6,250	17,869
Other long-term liabilities	122,708	127,175

Total liabilities	1,254,870	1,048,585

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 112,344 and 118,007 shares issued and outstanding at September 30, 2011 and at October 1, 2010, respectively	112,344	118,007
Capital in excess of par value	500,922	508,366
Retained earnings	677,473	686,598
Accumulated other comprehensive loss	(46,848)	(37,604)

Total stockholders’ equity	1,243,891	1,275,367

Total liabilities and stockholders’ equity	$2,498,761	$2,323,952

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years
(In thousands)	2011	2010	2009
Cash flows from operating activities:
Net earnings	$398,933	$360,422	$319,022
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	42,018	39,814	42,577
Tax benefits from exercises of share-based payment awards	24,441	18,282	8,270
Excess tax benefits from share-based compensation	(22,570)	(15,072)	(9,639)
Depreciation	49,643	44,973	41,008
Amortization of intangible assets	2,948	3,320	3,601
Deferred taxes	35,230	30,111	(22,008)
Provision for doubtful accounts receivable	2,514	1,319	2,038
(Income) loss on equity investment in affiliate	(4,276)	732	905
Loss on sale of Research Instruments	—	—	8,062
Other	(398)	1,076	(1,414)
Changes in assets and liabilities:
Accounts receivable	(41,577)	(12,874)	(86,012)
Inventories	(42,235)	(53,328)	(39,575)
Prepaid expenses and other current assets	(13,288)	(13,753)	(3,495)
Accounts payable	35,524	2,959	6,042
Accrued expenses	674	1,023	47,139
Product warranty	(4,026)	1,843	(1,492)
Deferred revenues	(1,743)	11,328	(10,819)
Advance payments from customers	23,373	49,201	22,349
Other long-term liabilities	(12,406)	(10,590)	(22,126)

Net cash provided by operating activities	472,779	460,786	304,433

Cash flows from investing activities:
Purchases of property, plant and equipment	(70,928)	(67,545)	(62,562)
Investment in debt security	(19,205)	—	—
Investment in a privately held company	(13,597)	—	—
Acquisition of businesses, net of cash acquired	(9,124)	(1,800)	(2,550)
(Increase) decrease in cash surrender value of life insurance	48	591	(2,505)
Notes repayment (receivable) from affiliate and other	(781)	271	(5,662)
Other	(4,345)	(6,332)	(4,627)

Net cash used in investing activities	(117,932)	(74,815)	(77,906)

Cash flows from financing activities:
Repurchases of common stock	(505,284)	(497,500)	(101,485)
Equity forward contract	(105,562)	(22,500)	—
Proceeds from issuance of common stock to employees	137,697	84,431	27,825
Excess tax benefits from share-based compensation	22,570	15,072	9,639
Employees’ tax withheld and paid for restricted stock and restricted stock units	(14,815)	(8,034)	(3,193)
Net borrowings under line of credit agreements	161,400	15,598	4,171
Repayments on bank borrowings	(7,264)	(9,005)	(7,987)
Other	(77)	(237)	(251)

Net cash used in financing activities	(311,335)	(422,175)	(71,281)

Effects of exchange rate changes on cash and cash equivalents	724	2,896	977

Net increase (decrease) in cash and cash equivalents	44,236	(33,308)	156,223
Cash and cash equivalents at beginning of fiscal year	520,221	553,529	397,306

Cash and cash equivalents at end of fiscal year	$564,457	$520,221	$553,529

Supplemental information:

VMS common stock valued at $41.3 million was received in fiscal year 2011 upon settlement of the February 2011 Repurchase Agreement (see Note 12).

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(In thousands)	Shares	Amount
Balances at September 26, 2008	125,590	$125,590	$468,384	$451,439	$(18,228)	$1,027,185
Net earnings	—	—	—	319,022	—	319,022
Currency translation adjustment	—	—	—	—	2,362	2,362
Reclassification of foreign currency translation resulting from the sale of Research Instruments	—	—	—	—	(778)	(778)
Unrealized gain on derivatives:
Increase in unrealized gain, net of taxes of $2,616	—	—	—	—	4,164	4,164
Reclassification adjustments, net of taxes of $2,310	—	—	—	—	(3,677)	(3,677)
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the year, net of taxes of $2,352	—	—	—	—	(11,265)	(11,265)
Amortization of transition obligation, net of taxes of $191	—	—	—	—	301	301
Amortization of prior service cost, net of taxes of $19	—	—	—	—	132	132
Amortization and settlement of net actuarial loss, net of taxes of $287	—	—	—	—	535	535

Comprehensive earnings	—	—	—	—	—	310,796

Adoption of measurement date provision of ASC 715	—	—	—	(122)	69	(53)
Issuance of common stock	1,500	1,500	26,325	—	—	27,825
Tax benefits from exercises of share-based payment awards	—	—	8,270	—	—	8,270
Issuance of common stock in settlement of deferred stock units and restricted stock, net of shares withheld for employee taxes and cancellation	439	439	(3,631)	—	—	(3,192)
Share-based compensation expense	—	—	42,437	—	—	42,437
Repurchases of common stock	(2,248)	(2,248)	(25,307)	(73,930)	—	(101,485)

Balances at October 2, 2009	125,281	125,281	516,478	696,409	(26,385)	1,311,783
Net earnings	—	—	—	360,422	—	360,422
Currency translation adjustment	—	—	—	—	(4,681)	(4,681)
Unrealized gain on derivatives:
Increase in unrealized gain, net of taxes of $165	—	—	—	—	260	260
Reclassification adjustments, net of taxes of $360	—	—	—	—	(567)	(567)
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the year, net of taxes of $1,293	—	—	—	—	(7,750)	(7,750)
Amortization of transition obligation, net of taxes of $28	—	—	—	—	44	44
Amortization of prior service cost, net of taxes of $18	—	—	—	—	135	135
Amortization of net actuarial loss, net of taxes of $402	—	—	—	—	1,340	1,340

Comprehensive earnings	—	—	—	—	—	349,203

Issuance of common stock	2,651	2,651	81,780	—	—	84,431
Tax benefits from exercises of share-based payment awards	—	—	18,282	—	—	18,282
Issuance (Retirement) of common stock in settlement of deferred stock units, restricted stock units and restricted stock, net of shares withheld for employee taxes and cancellation	(137)	(137)	(7,897)	—	—	(8,034)
Share-based compensation expense	—	—	39,702	—	—	39,702
Equity forward contract	—	—	(22,500)	—	—	(22,500)
Repurchases of common stock	(9,788)	(9,788)	(117,479)	(370,233)	—	(497,500)

Balances at October 1, 2010	118,007	118,007	508,366	686,598	(37,604)	1,275,367
Net earnings	—	—	—	398,933	—	398,933
Currency translation adjustment	—	—	—	—	(3,268)	(3,268)
Unrealized loss on derivatives:
Increase in unrealized loss, net of taxes of $206	—	—	—	—	(326)	(326)
Reclassification adjustments, net of taxes of $396	—	—	—	—	626	626
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the year, net of taxes of $1,783	—	—	—	—	(8,068)	(8,068)
Amortization of prior service cost, net of taxes of $18	—	—	—	—	137	137
Amortization of net actuarial loss, net of taxes of $446	—	—	—	—	1,655	1,655

Comprehensive earnings	—	—	—	—	—	389,689

Issuance of common stock	3,373	3,373	134,324	—	—	137,697
Tax benefits from exercises of share-based payment awards	—	—	24,441	—	—	24,441
Issuance (Retirement) of common stock in settlement of deferred stock units, restricted stock units and restricted stock, net of shares withheld for employee taxes and cancellation	(8)	(8)	(14,807)	—	—	(14,815)
Share-based compensation expense	—	—	42,358	—	—	42,358
Equity forward contract	—	—	(105,562)	—	—	(105,562)
Repurchases of common stock	(9,028)	(9,028)	(88,198)	(408,058)	—	(505,284)

Balances at September 30, 2011	112,344	$112,344	$500,922	$677,473	$(46,848)	$1,243,891

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Varian Medical Systems, Inc. (“VMS”) and subsidiaries (collectively, the “Company”) designs, manufactures, sells and services equipment and software products for treating cancer with radiotherapy, stereotactic radiosurgery, stereotactic body radiotherapy and brachytherapy. The Company also designs, manufactures, sells and services x-ray tubes for original equipment manufacturers (“OEMs”); replacement x-ray tubes; and flat panel digital image detectors for filmless x-rays imaging in medical, dental, veterinary, scientific and industrial applications. It designs, manufactures, sells and services linear accelerators, digital image detectors, image processing software and image detection products for security and inspection purposes. The Company also develops, designs, manufacturers, sells and services proton therapy products and systems for cancer treatment.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). As discussed in Note 18, “Discontinued Operations,” the Company has presented the operating results of the scientific research instruments business (“Research Instruments”) of ACCEL Instruments GmbH (“ACCEL,” which has since changed its name to Varian Medical Systems Particle Therapy GmbH) as a discontinued operation in the Consolidated Statements of Earnings for all periods presented. Because amounts related to Research Instruments in the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and in the Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings were not material for any period presented, the Company has not segregated them from continuing operations. Unless noted otherwise, discussion in these notes pertains to the Company’s continuing operations.

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2011 was the 52-week period that ended on September 30, 2011. Fiscal year 2010 was the 52-week period that ended on October 1, 2010 and fiscal year 2009 was the 53-week period that ended on October 2, 2009.

Distribution

On April 2, 1999, Varian Associates, Inc. reorganized into three separate publicly traded companies by spinning off, through a tax-free distribution, two of its businesses to stockholders (the “Spin-offs”). The Spin-offs resulted in the following three companies: 1) the Company (renamed from Varian Associates, Inc. to Varian Medical Systems, Inc. following the Spin-offs); 2) Varian, Inc. (“VI”), which became a wholly owned subsidiary of Agilent Technologies Inc. in May 2010; and 3) Varian Semiconductor Equipment Associates, Inc. (“VSEA”), which became a wholly owned subsidiary of Applied Materials, Inc. in November 2011. The Spin-offs resulted in a non-cash dividend to stockholders.

In connection with the Spin-offs, the Company, VI and VSEA also entered into various agreements that set forth the principles to be applied in separating the companies and allocating certain related costs and specified portions of contingent liabilities (see Note 10, “Commitments and Contingencies.”)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Principles of Consolidation

The consolidated financial statements include those of VMS and its subsidiaries. Intercompany balances, transactions and stock holdings have been eliminated in consolidation.

Consolidation of Variable Interest Entities

A variable interest entity is an entity with one or more of the following characteristics (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support; (b) as a group, the holders of the equity investment at risk lack the ability to make certain decisions, the obligation to absorb expected losses or the right to receive expected residual returns; or (c) the equity investors have voting rights that are not proportional to their economic interests.

The Company uses a qualitative approach in assessing the consolidation requirement for a variable interest entity. The approach focuses on identifying which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. In the event that the Company is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity will be included in the Company’s Consolidated Financial Statements. For fiscal years 2011, 2010 and 2009, the Company did not consolidate any variable interest entity.

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

Foreign Currency Translation

The Company uses the U.S. dollar predominately as the functional currency of its foreign subsidiaries. For foreign subsidiaries where the U.S. dollar is the functional currency, gains and losses from remeasurement of foreign currency financial statements into U.S. dollars are included in the Consolidated Statements of Earnings. The aggregate net gains (losses) resulting from foreign currency transactions and remeasurement of foreign currency financial statements into U.S. dollars, that were included in the Consolidated Statements of Earnings, were $(1.4) million, $1.1 million and $8.5 million in fiscal years 2011, 2010 and 2009, respectively. For the foreign subsidiary where the local currency is the functional currency, translation adjustments of foreign currency financial statements into U.S. dollars are recorded to a separate component of accumulated other comprehensive income (loss).

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash and Cash Equivalents

The Company considers currency on hand, demand deposits, time deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are held in various financial institutions in the United States and internationally.

Short-term Investment

The Company classifies its investment in corporate debt security as an available-for-sale investment, which is recorded in the Consolidated Balance Sheets at fair value. Unrealized gains and losses on this investment are included as a separate component of “Accumulated other comprehensive loss,” net of tax, in the Consolidated Balance Sheets. The Company classifies its available-for-sale investment as short-term based on the nature of the investment and its availability for use in current operations. The Company monitors its short-term investment for possible other-than-temporary impairment when business events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. The Company has not identified any indication of impairment of its short-term investment for fiscal year 2011.

Investments in Privately Held Companies

Equity investments in privately held companies in which the Company holds at least a 20% ownership interest or in which the Company has the ability to exercise significant influence are accounted for by the equity method. Equity investments in privately held companies in which the Company holds less than a 20% ownership interest and does not have the ability to exercise significant influence are accounted for under the cost method. Equity investments accounted for under the cost method totaled $21.4 million at September 30, 2011 and $7.8 million at October 1, 2010. The Company’s equity investments in privately held companies are included in “Other assets” in the Consolidated Balance Sheets. The Company monitors these equity investments for impairment and makes appropriate reductions in carrying values if the Company determines that impairment charges are required based primarily on the financial condition and near-term prospects of these companies. The Company did not have any impairment loss on equity investments in privately held companies for fiscal years 2011, 2010 and 2009.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investment, trade accounts receivable and derivative financial instruments used in hedging activities. Cash and cash equivalents held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. The Company has not experienced any losses on its deposits of cash and cash equivalents. With respect to its short-term investment, the Company performs a periodic credit evaluation of the California Proton Therapy Center LLC (“CPTC”). The Company is exposed to credit loss in the event of nonperformance by counterparties on the foreign currency forward contracts used in hedging activities. The Company transacts its foreign currency forward contracts with several large international and regional financial institutions and, therefore, does not consider the risk of nonperformance to be concentrated in any specific counterparty. The Company has not experienced any losses resulting from the failure of counterparty to meet its financial obligations under foreign currency forward contracts. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. The

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company performs ongoing credit evaluations of its customers and, except for government tenders, group purchases and orders with a letter of credit, requires its Oncology Systems, SIP and Varian Particle Therapy (“VPT”) customers to provide a down payment. The Company maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable. No single customer represented more than 10% of the accounts receivable amount for any period presented.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Major improvements are capitalized, while repairs and maintenance are expensed as incurred. Costs incurred for internally developed software during the application development stage are capitalized in accordance with Accounting Standards Codification (“ASC”) 350-40. Internally developed software primarily includes enterprise-level business software that the Company customizes to meet its specific operational needs. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Land is not subject to depreciation, but land improvements are depreciated over fifteen years. Land leasehold rights and leasehold improvements are amortized over the lesser of estimated useful lives or remaining lease terms. Buildings are depreciated over at least twenty years. Machinery and equipment are depreciated over their estimated useful lives, which range from three to seven years. Assets subject to lease are amortized over the lesser of estimated useful lives or lease terms. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from retirements or disposals are included in operating expenses.

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

Impairment of Long-lived Assets, Goodwill and Intangible Assets

The Company reviews long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on their estimated undiscounted future cash flows. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any impairment charges for long-lived assets and identifiable intangible assets in fiscal years 2011, 2010 and 2009.

In accordance with ASC 350, the Company evaluates goodwill for impairment at least annually or whenever an event occurs or circumstances changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test for goodwill is a two-step process.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In fiscal years 2011, 2010 and 2009, the Company performed the annual goodwill impairment testing for the four reporting units that carried goodwill, namely Oncology Systems, X-ray Products, Security and Inspection Products (“SIP”) and VPT (the business of ACCEL that remained after the sale of Research Instruments), and found no impairment. Based on the most recent annual goodwill impairment testing that the Company performed in fiscal year 2011 for each of its four reporting units that carried goodwill, Oncology Systems, X-ray Products, SIP and VPT, the fair value of each such reporting unit was substantially in excess of its carrying value.

Environmental Remediation Liabilities

Environmental remediation liabilities are recorded when environmental assessments and/or remediation efforts are probable, and the costs of these assessments or remediation efforts can be reasonably estimated. The Company records these liabilities in accordance with ASC 410-30.

Revenue Recognition

The Company’s revenues are derived primarily from the sale of hardware and software products, and related services and contracts from the Company’s Oncology Systems, X-ray Products, SIP and VPT businesses. The Company recognizes its revenues net of any value added or sales tax and net of sales discounts.

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

Many of the Company’s revenue arrangements consist of multiple deliverables of its software and non-software products, as well as related services. In Oncology Systems, the linear accelerators are often sold with hardware and software accessory products that enhance efficiency and enable delivery of

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

advanced radiotherapy and radiosurgery treatments. Many of the Oncology Systems hardware and software accessory products are also sold on a stand-alone basis. The X-ray Products business generally sells its x-ray tubes and flat panel detectors on a stand-alone basis. However, the X-ray Products business occasionally sells its flat panel detectors and x-ray tubes as a package that is optimized for digital x-ray imaging. While SIP products are generally sold on a stand-alone basis, SIP occasionally sells its Linatron® x-ray accelerators together with its imaging processing software and image detection products to original equipment manufacturer (“OEM”) customers that incorporate them into their inspection systems. Service contracts are often sold with Oncology Systems products, as well as with certain products in the SIP business. As discussed below, certain of the Oncology Systems and SIP products are sold with installation obligations. Delivery of different elements in a revenue arrangement often span more than one reporting period. For example, a linear accelerator may be delivered in a reporting period but the related installation is completed in a later period. Revenue related to service contracts usually starts after the expiration of the warranty period for non-software products or upon acceptance for software products.

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

The Company establishes VSOE of selling price based on the price charged for a deliverable when sold separately and, for a deliverable not yet being sold separately, the price established by management having the relevant authority. As discussed above, many products are sold in stand-alone arrangements and accordingly have VSOE of selling price. Service contracts are sold separately through either original sale or subsequent renewal of annual contracts. The Company establishes TPE generally by evaluating the Company’s and competitors’ largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. The TPE for product installation is determined based on the estimated labor hours and the prevailing hourly rate charged for similar services, as well as the prices charged by outside vendors for installation of the Company’s products. For certain products for which the Company is not able to establish VSOE of selling prices or TPE, ESPs are used as the basis of their selling prices. The Company estimates selling prices following an established process that considers market conditions, including competitor product offerings and pricing strategies, as well as internal factors such as historical pricing practices and margin objectives. The establishment of product and service ESPs is controlled and reviewed by the appropriate level of management in all of the Company’s businesses.

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

Contracts for Customized Equipment

Revenues related to certain highly customized image detection systems, proton therapy systems and proton therapy system commissioning contracts are recognized in accordance with contract accounting. For contracts in which the Company can estimate contract costs with reasonable dependability, the

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company recognizes contract revenues under the percentage-of-completion method. Revenues recognized under the percentage-of-completion method are based on contract costs incurred to date compared with total estimated contract costs. Changes in estimates of total contract revenue, total contract cost or the extent of progress towards completion are recognized in the period in which the changes in estimates are identified. Estimated losses on contracts are recognized in the period in which the loss is identified. In circumstances in which the final outcome of a contract cannot be precisely estimated but a loss on the contract is not expected, the Company recognizes revenues under the percentage-of-completion method based on a zero profit margin until more precise estimates can be made. If and when the Company can make more precise estimates, revenues and costs of sales are adjusted in the same period.

Costs incurred and revenues recognized under the percentage-of-completion method in excess of customer billings are included in “Accounts receivable” in the Consolidated Balance Sheets. Customer billings in excess of costs incurred and revenue recognized under the percentage-of-completion method are included in “Advance payments from customers” in the Consolidated Balance Sheets. The Company did not have material balances of i) costs incurred and revenues recognized in excess of customer billings and ii) customer billings in excess of costs incurred and revenue recognized as of September 30, 2011 and October 1, 2010.

Service Contracts and Other

Revenues related to service contracts are recognized ratably over the period of the related contracts. For proton therapy systems service contracts, revenues related to certain penalty provisions are deferred until reliable estimates can be made or the related penalty provisions lapse. Revenues related to services performed on a time-and-materials basis are recognized when they are earned and billable.

Advance Payments from Customers

Except for government tenders, group purchases and orders with letters of credit, the Company typically requires its Oncology Systems, SIP and VPT customers to provide a down payment prior to transfer of risk of loss of ordered products or an advance payment prior to performance under service contracts. These payments are recorded as “Advance payments from customers” in the Consolidated Balance Sheets.

Deferred Revenue

Deferred revenue includes (i) the billable amount applicable to shipment of software products but for which installation and/or final acceptance have not been completed and (ii) the billable amount applicable to installation and/or acceptance of non-software products which have not been completed. Deferred costs associated with deferred revenues are included in “Inventories” in the Consolidated Balance Sheets.

Share-Based Compensation Expense

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to the Varian Medical Systems, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), deferred stock units, restricted stock and restricted stock units based on their fair values in accordance with ASC 718. Share-based compensation expense is based on the value of the portion of share-based payment

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

awards that is ultimately expected to vest. Share-based compensation expense recognized in the Consolidated Statements of Earnings includes compensation expense for the share-based payment awards based on the grant date fair value estimated in accordance with ASC 718. The Company attributes the value of share-based compensation to expense using the straight-line method.

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

For fiscal years 2011, 2010 and 2009, total share-based compensation expenses, before taxes, were $42.0 million, $39.8 million and $42.6 million, respectively. See Note 13, “Employee Stock Plans” for a detailed discussion.

Earnings per Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of VMS common stock outstanding for the period. Diluted net earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares under the treasury method.

The following table sets forth the computation of net basic and diluted earnings per share:

	Fiscal Years
(In thousands, except per share amounts)	2011	2010	2009
Earnings from continuing operations	$408,626	$367,481	$331,476
Loss from discontinued operations, net of taxes	(9,693)	(7,059)	(12,454)

Net earnings	$398,933	$360,422	$319,022

Weighted average shares outstanding—basic	116,703	121,816	124,034
Dilutive effect of potential common shares	2,032	2,209	961

Weighted average shares outstanding—diluted	118,735	124,025	124,995

Net earnings (loss) per share—basic:
Continuing operations	$3.50	$3.02	$2.67
Discontinued operations	(0.08)	(0.06)	(0.10)

Net earnings per share	$3.42	$2.96	$2.57

Net earnings (loss) per share—diluted:
Continuing operations	$3.44	$2.96	$2.65
Discontinued operations	(0.08)	(0.05)	(0.10)

Net earnings per share	$3.36	$2.91	$2.55

The Company excludes potentially dilutive common shares (including shares underlying stock options) from the computation of diluted weighted average shares outstanding if the per share value, either the exercise price of the options or the sum of (a) the exercise price of the options and (b) the amount of the

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

compensation cost attributed to future services and not yet recognized and (c) the amount of tax benefit or shortfall that would be recorded in additional paid-in capital when the award becomes deductible, is greater than the average market price of the shares, because the inclusion of the shares underlying these stock options would be antidilutive to earnings per share. Accordingly, stock options to purchase 160,312 shares, 2,321,408 shares and 8,245,887 shares at weighted average exercise prices of $57.38, $52.90 and $46.82, respectively, were excluded from the computation of diluted weighted average shares outstanding during fiscal years 2011, 2010 and 2009, respectively.

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of revenues.

Research and Development

To date, research and development costs have been expensed as incurred. These costs primarily include employees’ compensation, consulting fees, material costs and research grants.

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

Comprehensive Earnings

Comprehensive earnings include all changes in equity (net assets) during a period from non-owner sources. Comprehensive earnings include currency translation adjustments, reclassification of foreign currency translation resulting from the sale of Research Instruments, change in unrealized gain or loss on derivative instruments designated as cash flow hedges, net of taxes (see Note 9, “Derivative Instruments and Hedging Activities”), and adjustments to and amortization of unrecognized actuarial gain or loss, unrecognized transition obligation and unrecognized prior service cost of our defined benefit pension and post-retirement benefit plans. See Note 11, “Retirement Plans”.

Taxes on Earnings

Taxes on earnings are based on pretax financial accounting income. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Recent Accounting Pronouncements

In September 2011, the FASB amended ASC 350, “Intangibles – Goodwill and Other.” This amendment is intended to simplify how an entity tests goodwill for impairment and will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The amendment will be effective for the Company

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

beginning in the first quarter of fiscal 2013 and early adoption is permitted. The Company is currently assessing the potential impact of this amendment on its consolidated financial position, results of operations and cash flows.

In June 2011, the FASB amended ASC 220, “Presentation of Comprehensive Income.” This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amended guidance, which must be applied retroactively, will be effective for the Company in the first quarter of fiscal year 2013. The adoption of this amendment concerns disclosure only and the Company does not expect it to have an impact on its consolidated financial position, results of operations or cash flows.

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

2. BALANCE SHEET COMPONENTS

(in millions)	September 30, 2011	October 1, 2010
Short-term Investment:
Corporate debt security:
Amortized cost	$19.2	$—
Unrealized gain (loss)	—	—

Fair value	$19.2	$—

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Short-term investment, which represents a loan to CPTC, was classified as available-for-sale. See Note 16, “Variable Interest Entity.”

	September 30, 2011	October 1, 2010
(In millions)
Inventories:
Raw materials and parts	$231.9	$208.8
Work-in-progress	54.5	54.3
Finished goods	123.6	100.8

Total inventories	$410.0	$363.9

Property, plant and equipment:
Land and land improvements	$42.7	$42.5
Buildings and leasehold improvements	211.8	189.3
Machinery and equipment	324.4	303.3
Construction in progress	18.7	25.7
Assets subject to lease	3.5	2.0

	601.1	562.8
Accumulated depreciation and amortization	(315.2)	(294.9)

Property, plant and equipment, net	$285.9	$267.9

Accrued expenses:
Accrued compensation and benefits	$144.8	$129.8
Income taxes payable	34.5	42.1
Current deferred tax liabilities	3.2	3.9
Other	107.5	112.1

Total accrued expenses	$290.0	$287.9

Other long-term liabilities:
Long-term income taxes payable	$44.8	$56.8
Other	77.9	70.4

Total other long-term liabilities	$122.7	$127.2

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

Level 1 instrument valuations are obtained from quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations include valuations obtained from quoted prices for identical assets in markets that are not active. In addition, the Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. The Company’s derivative instruments are short-term in nature, typically one month to twelve months in duration. Level 3 contingent consideration liability valuations are based on the income approach, with key assumptions, including estimated probabilities of achievement of milestones related to market acceptance of the products of an acquired business, as well as estimated discount rates corresponding to the periods of expected payments. Level 3 short-term investment is valued based on the income approach, with key assumptions, including estimated probabilities of default by the counterparty and the London Interbank Offered Rate (“LIBOR”). The fair value of an option to purchase a company, a Level 3 asset, is based on the income approach, with key assumptions, including projected operating results of the company, as well as estimated discount rates corresponding to the periods of expected payments.

There were no significant transfers of assets or liabilities between fair value measurement levels during fiscal years 2011, 2010 and 2009. Transfers between fair value measurement levels are recognized at the end of the reporting period.

In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities that were measured at fair value on a recurring basis.

	Fair Value Measurement Using
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at September 30, 2011:
Money market funds	$1.3	$—	$—	$1.3
Option to purchase a company	—	—	1.4	1.4
Corporate debt security	—	—	19.2	19.2

Total assets measured at fair value	$1.3	$—	$20.6	$21.9

Liabilities at September 30, 2011:
Derivative liabilities	$—	$—	$—	$—
Contingent consideration	—	—	(0.1)	(0.1)

Total liabilities measured at fair value	$—	$—	$(0.1)	$(0.1)

Assets at October 1, 2010:
Money market funds	$36.4	$—	$—	$36.4

Total assets measured at fair value	$36.4	$—	$—	$36.4

Liabilities at October 1, 2010:
Derivative liabilities	$—	$(0.5)	$—	$(0.5)

Total liabilities measured at fair value	$—	$(0.5)	$—	$(0.5)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Fair Value Measurement Using
Line Item in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at September 30, 2011:
Cash and cash equivalents	$0.2	$—	$—	$0.2
Short-term investment	—	—	19.2	19.2
Other assets	1.1	—	1.4	2.5

Total assets measured at fair value	$1.3	$—	$20.6	$21.9

Liabilities at September 30, 2011:
Accrued liabilities	$—	$—	$—	$—
Other long-term liabilities	—	—	(0.1)	(0.1)

Total liabilities measured at fair value	$—	$—	$(0.1)	$(0.1)

Assets at October 1, 2010:
Cash and cash equivalents	$35.3	$—	$—	$35.3
Other assets	1.1	—	—	1.1

Total assets measured at fair value	$36.4	$—	$—	$36.4

Liabilities at October 1, 2010:
Accrued liabilities	$—	$(0.5)	$—	$(0.5)

Total liabilities measured at fair value	$—	$(0.5)	$—	$(0.5)

The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Corporate Debt Security	Option to Purchase a Company	Contingent Consideration
Balance at October 1, 2010	$—	$—	$—
Total gains and losses (realized and unrealized):
Included in selling, general and administrative expenses	—	—	0.4
Purchases, sales, issuances, and settlements, net	19.2	1.4	(0.5)

Balance at September 30, 2011	$19.2	$1.4	$(0.1)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. FINANCING RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the creditor’s balance sheet. The Company’s financing receivables, consisting of its short-term investment, notes receivable, and accounts receivable with contractual maturities of more than one year, and the related allowance for doubtful accounts, are presented in the following table:

(In millions)	September 30, 2011
Accounts receivable with contractual maturities of more than one year:
Gross amount	$16.2
Allowance for doubtful accounts	—

Net amount	$16.2

Amount past due	$1.2

Notes receivable:
Note receivable from related party	$8.8

Total note receivable	$8.8

Amount past due	$—

Short-term investment
Total short-term investment[1]	$19.2

Amount past due	$—

[1]	Represents a loan to CPTC. See Note 16, “Variable Interest Entity.”

During fiscal year 2011, the Company sold $3.6 million of accounts receivable with contractual maturities of more than one year. There was no activity in the allowance for doubtful financing receivable accounts during fiscal year 2011.

5. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” in the Consolidated Balance Sheets as follows:

(In millions)	September 30, 2011	October 1, 2010
Intangible Assets:
Acquired existing technology	$26.0	$20.7
Patents, licenses and other	19.6	18.9
Customer contracts and supplier relationship	10.4	10.4
Accumulated amortization	(43.7)	(40.8)

Net carrying amount	$12.3	$9.2

Amortization expense for intangible assets was $2.9 million, $3.3 million and $3.6 million for fiscal years 2011, 2010 and 2009, respectively. The Company estimates amortization expense on a straight-line basis for fiscal years 2012 through 2016 and thereafter, will be as follows (in millions): $2.4, $2.0, $1.2, $0.9 and $5.8, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	X-ray Products	Other	Total
Balance at October 2, 2009	$126.7	$2.7	$80.9	$210.3
Payment and/or accrual of contingent consideration	—	1.8	—	1.8
Foreign currency translation adjustments	—	—	(3.6)	(3.6)

Balance at October 1, 2010	126.7	4.5	77.3	208.5
Acquisition of businesses	3.4	—	—	3.4
Payment and/or accrual of contingent consideration	0.4	1.7	—	2.1
Adjustment to deferred tax asset	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	(1.4)	(1.4)

Balance at September 30, 2011	$130.5	$6.1	$75.9	$212.5

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

The equity investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits in inventory purchased from dpiX are eliminated until realized by VMS. In fiscal year 2011, VMS recorded a gain on the equity investment in dpiX Holding of $4.3 million. In fiscal year 2010, VMS recorded a loss on the equity investment in dpiX Holding of $0.7 million. In fiscal year 2009, VMS recorded a loss on the equity investment in dpiX Holding of $0.9 million. Incomes and losses on the equity investment in dpiX Holding are included in “Selling, general and administrative” expenses in the Consolidated Statements of Earnings. The carrying value of the equity investment in dpiX Holding, which was included in “Other assets” in the Consolidated Balance Sheets, was $46.7 million at September 30, 2011, $45.1 million at October 1, 2010.

In February 2009, VMS agreed to loan $14 million to dpiX in four separate installments. The loan bears interest at prime plus 1% per annum. The principal balance is due and payable to VMS in four installments beginning in December 2011; interest is payable in full according to a quarterly schedule that began in April 2009; and the entire principal balance, together with accrued and unpaid interest thereon and all other related amounts payable thereunder, is due and payable on September 10, 2012. As of September 30, 2011, VMS had loaned $8.8 million to dpiX under this loan agreement, which was included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets. As of October 1, 2010, VMS had loaned $8.8 million to dpiX under this loan agreement, which was included in “Other assets” in the Consolidated Balance Sheets. The Company evaluates the collectability of its note receivable with dpiX at least on a quarterly basis, considering the timeliness of recurring payments as well as its financial position and cash flows, and would recognize an impairment loss for any amount the Company deemed uncollectible.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During fiscal years 2011, 2010 and 2009, the Company purchased glass transistor arrays from dpiX totaling approximately $23.3 million, $34.6 million and $26.4 million, respectively. These purchases of glass transistor arrays are included as a component of “Inventory” in the Consolidated Balance Sheets and “Cost of revenues—product” in the Consolidated Statements of Earnings for these fiscal years.

7. LONG-TERM DEBT

Long-term debt outstanding is summarized as follows:

(Dollars in millions)	September 30, 2011	October 1, 2010
Unsecured term loan, 6.70% due in installments of $6.25 payable in fiscal years 2012 and 2014	$12.5	$12.5
Unsecured term loan, 6.76% due in installments of $5.25 was fully paid in fiscal year 2011	—	5.3
Loan assumed through purchase of land and building, 7.58% was fully paid in fiscal year 2011	—	1.9
Loan assumed through purchase of land and building, 7.34% payable in fiscal year 2012(1)	3.6	3.7

	16.1	23.4
Less: current maturities of long-term debt	9.9	5.5

Long-term debt	$6.2	$17.9

(1)	As of September 30, 2011, land and buildings with a carrying amount of $7.8 million were pledged as collateral against these loans.

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

Interest paid on long-term debt was $1.5 million for fiscal year 2011, $2.1 million for fiscal year 2010 and $2.6 million for fiscal year 2009. At September 30, 2011, aggregate debt maturities for fiscal years 2012, 2013 and 2014 were as follows (in millions): $9.9, $0.0 and $6.2, respectively. All debt is due in full by fiscal year 2014.

The fair value of the Company’s long-term debt was estimated to be $17.2 million at September 30, 2011 and $25.4 million at October 1, 2010. The estimated fair value of long-term debt was based on the then-current rates available to the Company for debt of similar terms and remaining maturities and also took into consideration default and credit risk. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. CREDIT FACILITIES

VMS has a credit agreement with Bank of America, N.A. (“BofA”). As amended to date, the credit agreement with BofA provides for a revolving credit facility that enables the Company to borrow and have outstanding at any given time a maximum of $300 million (the “Amended BofA Credit Facility”). A portion of the Amended BofA Credit Facility is collateralized with a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. As of September 30, 2011, VMS had pledged to BofA 65% of the voting shares that it holds in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary.

Under the Amended BofA Credit Facility, VMS’s Japanese subsidiary (“VMS KK”) can borrow up to 2.7 billion Japanese Yen as part of the overall credit facility (the “Japanese Line of Credit”). At any time amounts are outstanding under the Japanese Line of Credit, the full borrowing capacity is deemed committed for use in Japan and therefore the maximum amount VMS can otherwise borrow under the Amended BofA Credit Facility will be reduced by $35 million to $265 million. VMS guarantees the payment of the outstanding balance under the Japanese Line of Credit.

The Amended BofA Credit Facility may be used for working capital, capital expenditures, permitted VMS share repurchases, permitted acquisitions and other lawful corporate purposes. Borrowings under the Japanese Line of Credit can be used by VMS KK for refinancing certain intercompany debts, working capital, capital expenditures and other lawful corporate purposes. Borrowings under the Amended BofA Credit Facility (outside of the Japanese Line of Credit) accrue interest either (i) based on the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.75% to 1.25% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes, depreciation and amortization (“EBITDA”) or (ii) based upon a base rate of either the federal funds rate plus 0.5% or BofA’s announced prime rate, whichever is greater, minus a margin of 0.5% to 0% based on a leverage ratio involving funded indebtedness and EBITDA, depending upon the Company’s instructions to BofA. The Company may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate are adjustable daily. Under the Amended BofA Credit Facility, the Company pays commitment fees at an annual rate of 0.2% to 0.3% based on a leverage ratio involving funded indebtedness and EBITDA. Borrowings under the Japanese Line of Credit accrue interest at the basic loan rate announced by the Bank of Japan plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA. The Amended BofA Credit Facility, as well as the Japanese Line of Credit, will expire on June 30, 2012, if not extended by mutual agreement of VMS and BofA.

At September 30, 2011, a total of $181 million was outstanding under the Amended BofA Credit Facility with a weighted average interest rate of 1.05%, none of which was outstanding under the Japanese Line of Credit. At October 1, 2010, $20 million was outstanding under the Amended BofA Credit Facility with a weighted average interest rate of 1.51%, none of which was outstanding under the Japanese Line of Credit. For fiscal years 2011, 2010 and 2009, the Company paid commitment fees of $332,000, $231,000 and $256,000, respectively. Up to $25 million of the Amended BofA Credit Facility can be used to support letters of credit issued on behalf of the Company, of which none were outstanding as of September 30, 2011 or October 1, 2010.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In March 2011, VMS KK entered into an unsecured overdraft agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow a maximum of 500 million Japanese Yen (the “Japanese Overdraft Facility”). Borrowings under the Japanese Overdraft Facility accrued interest at 0.81% per annum. The Japanese Overdraft Facility expired on June 30, 2011. As of September 30, 2011, there was no outstanding balance under the Japanese Overdraft Facility.

Interest paid on amounts outstanding under credit facilities were $0.8 million, $0.3 million and $0.2 million in fiscal years 2011, 2010 and 2009, respectively.

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

The fair values of derivative instruments reported on the Company’s Consolidated Balance Sheets were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2011	October 1, 2010	Balance Sheet Location	September 30, 2011	October 1, 2010
(In millions)		Fair Value	Fair Value		Fair Value	Fair Value
Derivative designated as hedging instruments:
Foreign exchange forward contracts	Prepaid Expenses	$—	$—	Accrued liabilities	$—	$0.5
Derivative not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid Expenses	—	—	Accrued liabilities	—	—

Total derivatives		$—	$—		$—	$0.5

See Note 3, “Fair Value” and “Valuation of Derivative Instruments” under Critical Accounting Estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding valuation of the Company’s derivative instruments. Also see Note 1, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements regarding credit risk associated with the Company’s derivative instruments.

Cash Flow Hedging Activities

The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a risk management program that includes the use of derivative financial

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and may hedge certain of the larger foreign currency transactions when they are either not denominated in the relevant subsidiary’s functional currency or the U.S. dollar. These foreign currency sales transactions are hedged using foreign currency forward contracts. The Company may use other derivative instruments in the future. The Company enters into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into foreign currency forward contracts for speculative or trading purposes. The foreign currency forward contracts range from one to twelve months in maturity. As of September 30, 2011, the Company did not have any foreign currency forward contracts with an original maturity greater than twelve months.

The hedges of foreign currency denominated forecasted revenues are accounted for in accordance with ASC 815, pursuant to which the Company has designated its hedges of forecasted foreign currency revenues as cash flow hedges. The Company’s designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets is reclassified to “Revenues” in the Consolidated Statements of Earnings. Subsequent changes in fair value of the derivative instrument are recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualified as cash flow hedges under ASC 815, the Company formally documents for each derivative instrument at the hedge’s inception the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, as well as its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instrument designated and qualified as cash flow hedges in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets and reclassifies these amounts into “Revenues” in the Consolidated Statements of Earnings in the period during which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in “Revenues,” and amounts not included in the assessment of effectiveness in “Cost of revenues” in the Consolidated Statements of Earnings. During fiscal years 2011, 2010 and 2009, the Company did not discontinue any cash flow hedges. At the inception of the hedge, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of September 30, 2011, all forecasted cash flows were still probable to occur. As of October 1, 2010, net unrealized loss on derivative instruments before tax, of $502,000, was included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. As of September 30, 2011, net unrealized loss on derivative instruments before tax, of $11,000, was included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets and is expected to be reclassified to earnings over the twelve months that follow.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and designated as a cash flow hedge:

At September 30, 2011
(In millions)	Notional Value Sold
Japanese yen	$20.1

The following table presents the amounts, before tax, recognized in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets and in the Consolidated Statements of Earnings that are related to the effective portion of the foreign currency forward contracts designated as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)
	Fiscal Years					Fiscal Years
(in millions)	2011		2010	2009		2011		2010	2009
Foreign exchange contracts		$(0.5)	$0.4	$6.8	Revenues		$(1.0)	$0.9	$6.0

The following table presents the amounts recognized in the Consolidated Statements of Earnings that are related to (i) the ineffective portion of the cash flow hedges and (ii) the amount excluded from effectiveness testing of the cash flow hedges:

		Fiscal Years
(in millions)	Location of Gain (Loss) Recognized	2011	2010	2009
Ineffective portion of cash flow hedges —Gain (Loss)	Revenues	$—	$—	$—
Amount excluded from assessment of effectiveness of cash flow hedges — Gain (Loss)	Cost of Revenues	$—	$—	$(0.1)

Balance Sheet Hedging Activities

The Company also hedges balance sheet exposures from its various subsidiaries and business units where the U.S. dollar is the functional currency. The Company enters into foreign currency forward contracts to minimize the short-term impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency. The foreign currency forward contracts are short term in nature, typically with maturity of approximately one month, and are based on the net forecasted balance sheet exposure. These hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment and are not designated as hedging instruments under ASC 815. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings. Changes in the values of these hedging instruments are offset by changes in the values of foreign-currency-denominated assets and liabilities. Variations from the forecasted foreign currency assets or liabilities, coupled with a significant currency rate movement, may result in a material gain or loss if the hedges are not effectively offsetting the change in value of the foreign currency asset or liability. Other than foreign exchange hedging activities, the Company has no other free-standing or embedded derivative instruments.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge balance sheet exposures from its various foreign subsidiaries and business units:

	At September 30, 2011
(In millions)	Notional Value Sold	Notional Value Purchased
Australian dollar	$17.1	$—
British pound	—	18.4
Danish krone	1.4	—
Euro	137.1	14.9
New Zealand dollar	3.1	—
Norwegian krone	7.4	—
Japanese yen	39.4	—
Swedish krone	2.4	—
Swiss franc	—	34.6

Totals	$207.9	$67.9

The following table presents the gains (losses) recognized in the Consolidated Statements of Earnings related to the foreign currency forward exchange contracts that are not designated as hedging instruments under ASC 815.

Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Net Earnings on Derivative
	Fiscal Years
(In millions)	2011	2010	2009
Selling, general and administrative expenses	$2.3	$10.1	$(2.0)

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the remeasurement of monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

Contingent Features

Certain of the Company’s derivative instruments are subject to a master netting agreement which contains provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. The counterparty’s right of set-off is not limited to the derivative instruments and applies to other rights held by the counterparty. Pursuant to the master netting agreement, an event of default includes the Company’s failure to pay the counterparty under the derivative instruments, voluntary or involuntary bankruptcy, the Company’s failure to repay an aggregate of $25 million or more in debts, and deterioration of creditworthiness of the surviving entity when the Company merges or transfers its assets or liabilities to another entity. As of September 30, 2011 and October 1, 2010, the Company did not have significant outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. COMMITMENTS AND CONTINGENCIES

Indemnification Agreements

In conjunction with the sale of the Company’s products in the ordinary course of business, the Company provides standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to its products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments the Company could be required to make under these arrangements is unlimited. As of September 30, 2011, the Company had not incurred any significant costs since the Spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, the Company believes the estimated fair value of these arrangements is minimal.

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

The following table reflects the changes in the Company’s accrued product warranty:

	Fiscal Years
(In millions)	2011	2010
Accrued product warranty, beginning of period	$53.2	$50.8
Charged to cost of revenues	45.1	57.6
Actual product warranty expenditures	(48.2)	(55.2)

Accrued product warranty, end of period	$50.1	$53.2

Lease Commitments

At September 30, 2011, the Company was committed to minimum rentals under noncancelable operating leases (including rent escalation clauses) for fiscal years 2012, 2013, 2014, 2015, 2016 and thereafter, as follows (in millions): $15.2, $12.2, $7.9, $5.4, $3.4 and $3.9, respectively. Rental expenses for fiscal years 2011, 2010 and 2009 (in millions) were $23.8, $23.5 and $22.3, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Commitments

In September 2011, the Company, through its Swiss subsidiary, participated in a $165 million loan facility for CPTC, under which the subsidiary committed to loan up to $115 million to finance the construction and start-up operations of a proton therapy center. See Note 16, “Variable Interest Entity” for a detailed discussion.

In September 2011, the Company entered into a commercial agreement in which the Company agreed to resell a third party company’s products. As part of that agreement, the Company agreed to make guaranteed prepayments of $67 million to that third party for orders of their products that the Company will resell to end user customers. Of this $67 million, the Company will make $46 million in guaranteed prepayments during fiscal year 2012 and $21 million in guaranteed prepayments in fiscal year 2013.

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

The Company spent $1.3 million, $1.3 million and $1.0 million (net of amounts borne by VI and VSEA) during fiscal years 2011, 2010 and 2009, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.

Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of September 30, 2011, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $2.1 million to $9.4 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year up to thirty years as of September 30, 2011. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $2.1 million for these cleanup projects as of September 30, 2011. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.

The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of September 30, 2011, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in total from $6.3 million to $38.0 million. The time frames over which these costs are estimated to be incurred vary, ranging from one year to thirty years as of September 30, 2011. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $14.3 million at September 30, 2011. Accordingly, the Company has accrued $10.6 million for these costs, which represents the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $2.1 million described in the preceding paragraph.

The table that follows presents information about the Company’s reserve for future environmental costs at September 30, 2011, based on estimates as of that date.

(In millions)	Recurring Costs	Non-Recurring Costs	Total Anticipated Future Costs
Fiscal Years:
2012	$1.2	$0.8	$2.0
2013	0.6	0.5	1.1
2014	0.6	0.4	1.0
2015	0.7	0.3	1.0
2016	0.7	1.1	1.8
Thereafter	7.5	2.0	9.5

Total costs	$11.3	$5.1	$16.4

Less imputed interest			(3.7)

Reserve amount			$12.7

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

The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. The Company recorded receivables, from that insurer, of $3.0 million both at September 30, 2011 and at October 1, 2010 with the respective current portion included in “Prepaid expenses and other current assets” and the respective noncurrent portion included in “Other assets” in the Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.

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

Acquisition-Related Commitments/Obligations

When the Company acquired ACCEL in January 2007, ACCEL was involved in a contract-related lawsuit, which the Company settled by agreeing to perform certain commissioning services for a proton therapy system for a fixed price contract for a fixed price contract (the “Fixed Price Contract”). As of October 2, 2009, the Company had a loss accrual of €7.6 million related to the Fixed Price Contract. In the first quarter of fiscal year 2010, the Company entered into a new contract (the “New Contract”) to perform certain services for a fixed price. The balance of the loss accrual related to this contingency (the New Contract) was €1.0 million as of September 30, 2011. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Consolidated Statements of Earnings in the periods in which these variances arise.

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

11. RETIREMENT PLANS

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

The Company recognizes the funded status of its defined benefit pension and post-retirement benefit plans on its Consolidated Balance Sheets. Each overfunded plan is recognized as an asset, and each underfunded plan is recognized as a liability. Unrecognized prior service costs or credits and net actuarial gains or losses, as well as subsequent changes in the funded status are recognized as a component of “Accumulated other comprehensive loss” within Stockholders’ Equity.

In fiscal year 2009, the Company adopted the measurement date provisions pursuant to ASC 715, which requires the Company to measure the assets and obligations of its defined benefit pension and post-retirement benefit plans to determine their funded status as of the end of the Company’s fiscal year. As a result of the adoption of the measurement date provisions, the Company recorded a charge to “Retained earnings” of $122,000, net of tax, and a benefit to “Accumulated other comprehensive loss” of $69,000, net of tax, in fiscal year 2009.

Total retirement, post-retirement benefit plan and defined benefit plan expense for all retirement plans amounted to $24.0 million, $21.4 million and $18.8 million for fiscal years 2011, 2010 and 2009, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Obligations and Funded Status

The following table presents the funded status of the defined benefit pension and post-retirement benefit plans:

	Defined Benefit Plans		Post- Retirement Benefit Plan
(In millions)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Change in benefit obligation:
Benefit obligation—beginning of fiscal year	$141.1	$121.0	$5.9	$6.2
Service cost	3.7	2.4	—	—
Interest cost	5.0	4.9	0.2	0.3
Plan participants’ contributions	6.7	6.3	—	—
Actuarial (gain) loss	4.6	9.2	0.3	(0.1)
Foreign currency changes	5.4	4.3	—	—
Benefit and expense payments	(6.0)	(7.0)	(0.5)	(0.5)

Benefit obligation—end of fiscal year	$160.5	$141.1	$5.9	$5.9

Change in plan assets:
Plan assets—beginning of fiscal year	$113.1	$99.8	$—	$—
Employer contributions	7.4	5.5	0.5	0.5
Actual return on plan assets/Adjustments	(0.1)	5.0	—	—
Plan participants’ contributions	6.7	6.3	—	—
Foreign currency changes	4.4	3.5	—	—
Benefit and expense payments	(6.0)	(7.0)	(0.5)	(0.5)

Plan assets—end of fiscal year	$125.5	$113.1	$—	$—

Funded status	$(35.0)	$(28.0)	$(5.9)	$(5.9)

Amounts recognized within the consolidated balance sheet:
Current liabilities	$(0.1)	$—	$(0.5)	$(0.5)
Noncurrent liabilities	(34.9)	(28.0)	(5.4)	(5.4)

Net amount recognized	$(35.0)	$(28.0)	$(5.9)	$(5.9)

The following table presents the amounts recognized in accumulated other comprehensive loss (before tax):

	Defined Benefit Plans		Post- Retirement Benefit Plan
(In millions)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Prior service cost	$(0.6)	$(0.7)	$—	$—
Net gain (loss)	(53.3)	(45.8)	(0.6)	(0.4)

Accumulated other comprehensive loss	$(53.9)	$(46.5)	$(0.6)	$(0.4)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the total fair value of plan assets, projected benefit obligation and accumulated benefit obligation for those defined benefit pension plans where accumulated benefit obligation exceeded the fair value of plan assets:

	Defined Benefit Plans
(In millions)	September 30, 2011	October 1, 2010
Projected benefit obligation	$65.6	$64.9
Accumulated benefit obligation	$61.5	$63.2
Fair value of plan assets	$51.6	$51.8

The accumulated benefit obligation for all defined benefit pension plans was $132.1 million and $121.1 million at September 30, 2011 and October 1, 2010, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive (Income) Loss

The following table shows the components of the Company’s net periodic benefit costs and the other amounts recognized in other comprehensive (income) loss, before tax, related to the Company’s defined benefit pension plans and the Company’s post-retirement benefit plan:

	Defined Benefit Plans			Post-Retirement Benefit Plan
	Fiscal Years			Fiscal Years
(In millions)	2011	2010	2009	2011	2010	2009
Net Periodic Benefit Costs:
Service cost	$3.7	$2.4	$2.0	$—	$—	$—
Interest cost	5.0	4.9	4.9	0.2	0.3	0.4
Settlement gain	—	—	(0.7)	—	—	—
Expected return on assets	(4.9)	(4.8)	(5.1)	—	—	—
Amortization of transition obligation	—	—	—	—	0.1	0.4
Amortization of prior service cost	0.1	0.1	0.1	—	—	—
Recognized actuarial loss	2.1	1.7	1.1	0.1	0.1	—

Net periodic benefit cost	6.0	4.3	2.3	0.3	0.5	0.8

Other Amounts Recognized in Other Comprehensive (Income) Loss:
Net (gain) loss arising during the year	9.6	9.1	12.9	0.3	(0.1)	0.8
Amortization of transition obligation	—	—	—	—	(0.1)	(0.4)
Amortization of prior service cost	(0.1)	(0.1)	(0.1)	—	—	—
Amortization and settlement of net actuarial loss	(2.1)	(1.7)	(0.9)	(0.1)	(0.1)	—

Total recognized in other comprehensive (income) loss	7.4	7.3	11.9	0.2	(0.3)	0.4

Total recognized in net periodic benefit cost and other comprehensive loss	$13.4	$11.6	$14.2	$0.5	$0.2	$1.2

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amounts in “Accumulated other comprehensive loss” that are expected to be recognized as components of net periodic benefit cost during fiscal year 2012 are as follows:

(In millions)	Defined Benefit Plans	Post-Retirement Benefit Plan	Total
Prior service cost	$(0.2)	$—	$(0.2)
Net loss	(2.5)	(0.1)	(2.6)

	$(2.7)	$(0.1)	$(2.8)

Assumptions

The assumptions used to determine net periodic benefit cost and to compute the expected long-term return on assets for the Company’s defined benefit pension and post-retirement benefit plans were as follows:

	Fiscal Years
Net Periodic Benefit Cost	2011	2010	2009
Defined benefit plans:
Discount rates	3.45%	4.17%	4.73%
Rates of compensation increase	2.44%	2.99%	3.29%
Expected long-term return on assets	4.13%	4.87%	5.42%

Post-retirement benefit plan:
Discount rate	4.40%	5.30%	6.70%

The assumptions used to measure the benefit obligations for the Company’s defined benefit pension and post-retirement benefit plans were as follows:

Benefit Obligations	September 30, 2011	October 1, 2010
Defined benefit plans:
Discount rates	3.38%	3.45%
Rates of compensation increase	2.48%	2.44%

Post-retirement benefit plan:
Discount rate	3.90%	4.40%

The benefit obligations of defined benefit pension plans and post-retirement benefit plans were measured as of September 30, 2011. For defined benefit pension plans, the discount rate was adjusted as of September 30, 2011 to the range of 1.60% to 5.40% primarily based on the yields of a universe of high quality corporate bonds in each applicable country or the spot rates on high quality AA-rated corporate bonds, with durations corresponding to the expected duration of the benefit obligations. Additionally, the rate of projected compensation increase was adjusted as of September 30, 2011 to the range of 1.75% to 3.90% reflecting expected inflation levels and future outlook. For post-retirement benefit plans, the discount rate as of September 30, 2011 decreased to 3.90%. This discount rate was determined based on the yields of high quality zero-coupon corporate bonds with maturities that match the expected durations of the benefit obligations.

As of September 30, 2011, the Company reviewed the expected long-term rate of return on defined benefit pension plan assets. This review consisted of forward-looking projections for a risk-free rate of return, inflation rate and implied equity risk premiums for particular asset classes. Historical returns were not used. The results of this review were applied to the target asset allocation in accordance with

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Company’s planned investment strategies, which are implemented by outside investment managers. The expected long-term rate of return on plan assets was determined based on the weighted average of projected returns on each asset class.

The assumed healthcare cost trend rates for the post-retirement benefit plan are as follows:

	Fiscal Years
Assumed Healthcare Cost Trend Rates	2011	2010	2009
Post-retirement benefit plan:
Current medical cost trend rate	11.2%	10.5%	10.5%
Ultimate medical cost trend rate	4.5%	4.5%	4.5%

Current medical cost trend rates represent expected increases in healthcare costs in the short term and are based on assessments and surveys from health plan providers. While the current medical cost trend rate is based on market conditions, the ultimate trend rate reflects a long-term view of expected increases in healthcare costs in the U.S., which is assumed to be consistent with the long-term expected nominal gross domestic product growth rates. Assumed healthcare cost trend rates could have an effect on the amounts reported for healthcare plans. A 1.0 percentage point increase in the assumed healthcare cost trend rates would have increased the total service cost and interest cost components reported in fiscal year 2011 by $19,000 and would have increased the post-retirement benefit obligation reported in fiscal year 2011 by $415,000. A 1.0 percentage point decrease in the assumed healthcare cost trend rates would have decreased the total service cost and interest cost components reported in fiscal year 2011 by $17,000 and would have decreased the post-retirement benefit obligation in fiscal year 2011 by $374,000.

Plan Assets

The Company contributes to post-retirement benefit plans on a cash basis as benefits are paid. No assets have been segregated and restricted to provide post-retirement benefits.

For the defined benefit pension plans, the investment objectives of the Company are to generate returns that will enable the defined benefit pension plans to meet their future obligations. The precise amount of these obligations depends on future events, including the life expectancy of the pension plans’ members and the level of salary increases. The obligations are estimated using actuarial assumptions, based on the current economic environment. The investment strategy depends on the country in which the defined benefit pension plan applies. The investment objectives of some defined benefit pension plans are more conservative than others. In general, the investment strategy of the defined benefit pension plans is to balance the requirement to generate return using higher-returning assets such as equity securities, with the need to control risk with less volatile assets, such as fixed-income securities. Risks include, among others, the likelihood of the defined benefit pension plans becoming underfunded, thereby increasing their dependence on contributions from the Company. Within each asset class, investment managers give consideration to balancing the portfolio among industry sectors, geographies, interest rate sensitivity, dependence on economic growth, currency and other factors that affect investment returns. The target allocation as of the end of fiscal year 2011 was 32% equities, 62% debt and fixed income assets and 6% other.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the Company’s defined benefit pension plans’ major asset categories, their associated fair values, as well as the actual allocation of equity, debt and fixed income, real estate and all other types of investments:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2011:
Debt securities:
Corporate debt securities	$0.1	$—	$—	$0.1
Investment funds:
Mutual funds—equities	—	32.4	—	32.4
Mutual funds—debt	—	20.6	—	20.6
Mutual funds—real estate	—	3.2	—	3.2
Assets held by insurance company:
Insurance contracts	—	67.9	—	67.9
Cash and cash equivalents	1.3	—	—	1.3

Total	$1.4	$124.1	$—	$125.5

As of October 1, 2010:
Debt securities:
Corporate debt securities	$0.1	$—	$—	$0.1
Investment funds:
Mutual funds—equities	—	33.0	—	33.0
Mutual funds—debt	—	20.7	—	20.7
Mutual funds—real estate	—	2.9	—	2.9
Assets held by insurance company:
Insurance contracts	—	55.0	—	55.0
Cash and cash equivalents	1.4	—	—	1.4

Total	$1.5	$111.6	$—	$113.1

Valuation Techniques

Debt securities are valued at the closing price reported on the stock exchange on which the individual securities are traded. Mutual funds are typically valued using the net asset value (“NAV”) provided by the administrator of the fund. Insurance contracts are valued by the insurer using the cash surrender value, which is the amount a plan would receive if a contract was terminated. Cash includes deposits and money market accounts, which are valued at their cost plus interest on a daily basis, which approximates fair value. There were no changes in valuation techniques during fiscal years 2011 and 2010.

Medicare Prescription Drug Act

The Medicare Prescription Drug, Improvement and Modernization Act (the “Prescription Drug Act”) provides a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Since it sponsors post-retirement benefit plans that provide prescription drug benefits, the Company enrolled all Medicare eligible retirees in fiscal years 2011, 2010 and 2009 in either Medicare Advantage plans or in health plans where prescription drug benefits are supplied via fully insured Prescription Drug Plans.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Estimated Contributions and Future Benefit Payments

The Company made contributions of $7.4 million to the defined benefit pension plans during fiscal year 2011, compared to $5.5 million in fiscal year 2010. The Company made contributions of $0.5 million to the post-retirement benefit plan for fiscal year 2011. The Company expects total contribution to the defined benefit pension plans and the post-retirement benefit plan for fiscal year 2012 will be approximately $9.5 million and approximately $0.5 million, respectively.

Estimated future benefit payments at September 30, 2011 were as follows:

(In millions)	Defined Benefit Plans	Post-Retirement Benefit Plan	Total
Fiscal Years:
2012	$3.3	$0.5	$3.8
2013	3.5	0.5	4.0
2014	4.4	0.5	4.9
2015	4.0	0.6	4.6
2016	4.4	0.5	4.9
2017-2021	26.9	2.4	29.3

	$46.5	$5.0	$51.5

Because amounts related to retirement plans of Research Instruments were not material for any period presented, the Company has not segregated them from continuing operations in this note. See Note 18, “Discontinued Operations” for a detailed discussion.

12. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During fiscal year 2011, 2010 and 2009, the Company repurchased 9,028,033 shares, 9,788,249 shares and 2,248,000 shares, respectively, of VMS common stock under various authorizations by VMS’s Board of Directors. The repurchased shares include shares of VMS common stock repurchased under various accelerated share repurchase agreements. Aggregate cash payments in connection with the various accelerated share repurchase agreements (as further discussed below) and for shares repurchased in the open market totaled $611 million, $520 million and $101 million in fiscal years 2011, 2010 and 2009, respectively. All shares that were repurchased have been retired.

On August 24, 2010, the Company executed an accelerated share repurchase agreement with BofA (the “August 2010 Repurchase Agreement”). Pursuant to the August 2010 Repurchase Agreement, the Company initially paid to BofA $225 million and BofA delivered 3,888,249 shares of VMS common stock, representing approximately 90% of the shares expected to be repurchased. Under the terms of the August 2010 Repurchase Agreement, the specific number of shares that the Company ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount, such that the Company might be entitled to receive additional shares of VMS common stock from BofA or the Company might be required to deliver VMS shares or, at its option, make a cash payment to BofA. The repurchase period ended on February 23, 2011 and the Company made a cash payment of $26.1 million to settle this contract without receiving or delivering additional VMS shares in March 2011. This cash payment upon settlement, together with $22.5 million, representing approximately 10% of the initial cash payment to BofA, was recorded as an equity forward contract, which was included in “Capital in excess of par value” in the Consolidated Balance Sheet as of September 30, 2011.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On February 23, 2011, the Company entered into a substantially identical accelerated share repurchase agreement with BofA (the “February 2011 Repurchase Agreement”). Pursuant to the February 2011 Repurchase Agreement, the Company paid to BofA $280 million and BofA delivered 3,547,474 shares of VMS common stock, representing approximately 85% of the shares expected to be repurchased. The remaining $42 million, representing approximately 15% of the cash payment to BofA, was recorded as an equity forward contract, which was included in “Capital in excess of par value” in the Consolidated Balance Sheet as of September 30, 2011. Under the terms of the February 2011 Repurchase Agreement, the specific number of shares that the Company ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount. In June 2011, BofA accelerated the end of the repurchase period and the Company received an additional 630,921 shares of VMS common stock upon the settlement of the February 2011 Repurchase Agreement. The market value of the shares received of $41.3 million was included in “Capital in excess of par value” in the Consolidated Balance Sheet as of September 30, 2011.

On August 25, 2011, the Company entered into another accelerated share repurchase agreement with BofA (the “August 2011 Repurchase Agreement”). Pursuant to the August 2011 Repurchase Agreement, the Company paid to BofA $250 million and BofA delivered 3,849,638 shares of VMS common stock, representing approximately 85% of the shares expected to be repurchased. Under the terms of the August 2011 Repurchase Agreement, the specific number of shares that the Company ultimately will repurchase is based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount. The repurchase period will end on February 21, 2012, however beginning on November 23, 2011 BofA has the right to accelerate the end of the repurchase period. The August 2011 Repurchase Agreement provides that at the completion of the repurchase period, depending on the volume weighted average share price of VMS common stock during the repurchase period, the Company may be entitled to receive additional shares of VMS common stock from BofA or the Company may be required to deliver VMS shares or, at its option, make a cash payment to BofA. The remaining $37.5 million, representing approximately 15% of the cash payment to BofA, was recorded as an equity forward contract, which was included in “Capital in excess of par value” in the Consolidated Balance Sheet at September 30, 2011.

In February 2011, the VMS Board of Directors authorized the repurchase of 12 million shares of VMS common stock through the end of fiscal year 2012. As of September 30, 2011, 7,433,718 shares of VMS common stock remained available for repurchase under this repurchase authorization. Shares may be repurchased in the open market, in privately negotiated transactions (such as the February 2011 and August 2011 and similar accelerated repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more blocks.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accumulated Other Comprehensive Loss

	Accumulated Other Comprehensive Loss
(In thousands)	Defined Benefit Pension and Post- retirement Benefit Plans	Unrealized Gain(Loss) on Derivatives	Cumulative Translation Adjustments	Total
Balance at September 26, 2008	$(20,385)	$(487)	$2,644	$(18,228)
Current period other comprehensive income (loss)	(10,297)	487	1,584	(8,226)
Adoption of measurement date provision of ASC 715	69	—	—	69

Balance at October 2, 2009	(30,613)	—	4,228	(26,385)
Current period other comprehensive income (loss)	(6,231)	(307)	(4,681)	(11,219)

Balance at October 1, 2010	(36,844)	(307)	(453)	(37,604)
Current period other comprehensive income (loss)	(6,276)	300	(3,268)	(9,244)

Balance at September 30, 2011	$(43,120)	$(7)	$(3,721)	$(46,848)

13. EMPLOYEE STOCK PLANS

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

Stock options granted under the Second Amended 2005 Plan generally have an exercise price equal to the closing market price of a share of VMS common stock on the grant date. Except for directors, stock options granted under the Second Amended 2005 Plan generally are exercisable in the following manner: the first one-third one year from the date of grant, with the remainder vesting monthly during the following two-year period. Stock option grants to directors are immediately exercisable. For grants of non-qualified stock options made on or after November 17, 2005 under the Second Amended 2005 Plan to employees who retire from the Company within one year of the grant date, the number of shares subject to the stock option shall be adjusted proportionally by the time during such one-year period that the employee remained an employee of the Company (based upon a 365 day year). The revised number of shares subject to the stock option would continue to vest in accordance with the original vesting schedule, and the remaining shares would be cancelled as of the date of retirement. Under the Second Amended 2005 Plan, stock options granted on or prior to February 16, 2007 generally have a term of ten years and stock options granted after February 16, 2007 generally have a term of seven years. The Second Amended 2005 Plan prohibits the repricing of stock options and stock appreciation rights without the approval of VMS’s stockholders.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The fair value of options granted and the option component of the shares purchased under the Employee Stock Purchase Plan (which is described further below) shares were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Employee Stock Plans			Employee Stock Purchase Plan
	Fiscal Years			Fiscal Years
	2011	2010	2009	2011	2010(1)	2009
Expected term (in years)	4.75	4.72	4.57	0.50	—	0.50
Risk-free interest rate	2.0%	2.0%	1.8%	0.1%	—	0.3%
Expected volatility	35.5%	37.3%	39.2%	14.0%	—	41.9%
Expected dividend yield	—	—	—	—	—	—
Weighted average fair value at grant date	$23.26	$18.17	$13.00	$12.61	—	$8.97

(1)	No purchases were made under an employee stock purchase plan in fiscal year 2010.

The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and post-vesting cancellations of stock options by Company employees. The Company determined the expected term of stock options based on the demographic grouping of employees and retirement eligibility. The Company used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption. Blended volatility represents the weighted average of implied volatility and historical volatility. Implied volatility was derived based on traded options on VMS common stock. Implied volatility is weighted in the calculation of blended volatility based on the ratio of the term of the exchange-traded options to the expected terms of the employee stock options. Historical volatility represents the remainder of the weighting. The decision to incorporate implied volatility was based on the Company’s assessment that implied volatility of publicly traded options on VMS common stock is reflective of market conditions and is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. In determining the extent of use of implied volatility, the Company considered: (i) the volume of market activity of traded options; (ii) the ability to reasonably match the input variables of traded options to those of stock options granted by the Company, including the date of grant; (iii) the similarity of the exercise prices; and (iv) the length of term of traded options. After considering the above factors, the Company determined that it cannot rely exclusively on implied volatility based on the fact that the term of VMS exchange-traded options is less than one year and that it is different from the expected terms of the stock options granted by the Company. Therefore, the Company believes a combination of the historical volatility over the expected terms of the stock options granted by the Company and the implied volatility of exchange-traded options best reflects the expected volatility of VMS common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of VMS’s stock options. The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

As share-based compensation expense recognized in the Consolidated Statements of Earnings is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

from those estimates. Forfeitures are estimated based on historical experience. In fiscal years 2011, 2010 and 2009, the Company adjusted share-based compensation expense based on its actual forfeitures.

The table below summarizes the effect of recording share-based compensation expense:

	Fiscal Years
(In thousands, except per share amounts)	2011	2010	2009
Cost of revenues—Product	$3,917	$3,680	$4,285
Cost of revenues—Service contracts and other	1,977	2,475	4,068
Research and development	5,467	4,931	5,239
Selling, general and administrative	30,657	28,727	28,985
Taxes on earnings	(14,063)	(14,373)	(13,796)

Net decrease in net earnings	$27,955	$25,440	$28,781

Increase (decrease) on:
Cash flows from operating activities	$(22,570)	$(15,072)	$(9,639)
Cash flows from financing activities	$22,570	$15,072	$9,639

During fiscal years 2011, 2010 and 2009, total share-based compensation expense recognized in earnings before taxes was $42.0 million, $39.8 million and $42.6 million, respectively, and the total related recognized tax benefit was $14.1 million, $14.4 million and $13.8 million, respectively. Total share-based compensation expense capitalized as part of inventory as of September 30, 2011, October 1, 2010 and October 2, 2009 was $2.9 million, $0.4 million and $1.5 million, respectively.

Activity under the Company’s employee stock plans is presented below:

		Options Outstanding
(In thousands, except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at September 26, 2008 (9,734 options exercisable at a weighted average exercise price of $35.91)	3,523	11,957	$38.79
Authorized	4,200	—	—
Granted(1)	(2,575)	1,070	37.17
Canceled, expired or forfeited(2)	204	(146)	46.45
Exercised	—	(1,028)	15.34

Balance at October 2, 2009 (10,140 options exercisable at a weighted average exercise price of $40.18)	5,352	11,853	$40.59
Authorized	5,500	—	—
Granted(1)	(2,661)	1,113	52.59
Canceled, expired or forfeited(2)	216	(141)	51.13
Exercised	—	(2,651)	31.85

Balance at October 1, 2010 (8,449 options exercisable at a weighted average exercise price of $43.16)	8,407	10,174	$44.03
Granted(1)	(108)	48	69.67
Canceled, expired or forfeited(2)	125	(46)	48.64
Exercised	—	(3,259)	40.38

Balance at September 30, 2011	8,424	6,917	$45.90

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)	The difference between the number of shares granted listed in the column headed “Shares Available for Grant” and the number of shares granted listed in the column headed “Options Outstanding—Number of Shares” represents the awards of deferred stock units, restricted stock units and shares of restricted common stock. Awards other than stock options were counted against the shares available for grant limit as 2.5 shares for every one awarded.

(2)	The difference between the number of cancelled or expired shares listed in the column headed “Shares Available for Grant” and the number of cancelled or expired shares listed in the column headed “Options Outstanding—Number of Shares” represents (a) the cancellation of shares of restricted common stock and restricted stock units due to employee terminations and (b) the cancellation of shares of restricted common stock that were tendered to VMS to satisfy employee tax withholding obligations upon vesting of restricted common stock.

For fiscal year 2011, the total pre-tax intrinsic value of options exercised was $87 million. The following table summarizes information related to options outstanding and exercisable under the Company’s employee stock plans at September 30, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
(In thousands, except years and per-share amounts)
$14.73 – $21.27	54	0.1	$17.95	$1,865	54	0.1	$17.95	$1,865
$21.50 – $29.19	291	1.2	24.43	8,067	291	1.2	24.43	8,067
$32.10 – $39.85	2,003	3.3	37.06	30,249	1,866	3.2	37.05	28,198
$40.21 – $52.07	2,673	4.6	50.10	5,504	2,662	4.6	50.13	5,403
$52.07 – $72.19	1,896	4.6	53.40	—	1,315	4.2	53.53	—

Total	6,917	4.1	$45.90	$45,685	6,188	3.9	$45.42	$43,533

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of VMS common stock of $52.16 as of September 30, 2011, the last trading date of fiscal year 2011, and which represents that amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

As of September 30, 2011, there was $7.4 million of total unrecognized compensation expense related to stock options granted under the Company’s employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.5 years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The activity for restricted stock, restricted stock units and deferred stock units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Balance at September 26, 2008	828	$49.62
Granted	602	37.15
Vested	(243)	51.33
Cancelled or expired	(15)	47.27

Balance at October 2, 2009	1,172	$42.89
Granted	619	52.72
Vested	(438)	44.53
Cancelled or expired	(20)	43.27

Balance at October 1, 2010	1,333	$46.91
Granted	24	68.67
Vested	(590)	47.27
Cancelled or expired	(32)	46.59

Balance at September 30, 2011	735	$47.36

Stock compensation for restricted common stock, restricted stock units and deferred stock units is measured at the stock’s fair value on the date of grant and is amortized over each award’s respective vesting period. For fiscal years 2011, 2010 and 2009, the Company recognized total stock based compensation expense related to restricted stock, and restricted stock units of $25.0 million, $24.8 million and $15.9 million, respectively. In addition, the Company recognized $0.7 million, $0.7 million and $0.7 million of compensation expense related to deferred stock units in fiscal years 2011, 2010 and 2009, respectively.

As of September 30, 2011, unrecognized compensation expense totaling $18.6 million was related to restricted stock, restricted stock units and deferred stock units granted under the Company’s employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.8 years. The 589,832 shares that vested during the year ended September 30, 2011 represented deferred stock units, restricted stock units and restricted common stock, and the total fair value of these shares upon vesting was $40.7 million. The Company withheld 214,826 shares (fair value of approximately $14.8 million) for employees’ minimum withholding taxes at vesting.

Because amounts related to employee stock plans of Research Instruments, which is classified as a discontinued operation, were not material for any period presented, the Company has not segregated them from continuing operations in this note. See Note 18, “Discontinued Operations” for a detailed discussion.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

purchase under the Prior ESPP as of February 11, 2010, the date the 2010 ESPP became effective). Once the 2010 ESPP became effective, purchases could no longer be made under the Prior ESPP.

VMS issued approximately 114,000 shares for $6.1 million in fiscal year 2011 and 472,000 shares for $12.1 million in fiscal year 2009. No shares were issued in fiscal year 2010. At September 30, 2011, 6.9 million shares were available for issuance under the 2010 ESPP.

14. TAXES ON EARNINGS

The Company accounts for income taxes in accordance with ASC 740. ASC 740 provides for an asset and liability approach under which deferred income taxes are based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

Taxes on earnings from continuing operations were as follows:

	Fiscal Years Ended
(In millions)	2011	2010	2009
Current provision:
Federal	$80.4	$69.1	$104.1
State and local	11.7	15.5	19.7
Foreign	52.7	50.7	41.4

Total current	144.8	135.3	165.2

Deferred provision (benefit):
Federal	32.9	27.2	(14.5)
State and local	6.0	2.8	(1.8)
Foreign	(3.6)	0.1	(5.7)

Total deferred	35.3	30.1	(22.0)

Taxes on earnings	$180.1	$165.4	$143.2

Earnings from continuing operations before taxes are generated from the following geographic areas:

	Fiscal Years Ended
(In millions)	2011	2010	2009
United States	$299.3	$282.1	$261.0
Foreign	289.4	250.8	213.6

	$588.7	$532.9	$474.6

The effective tax rate differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Years Ended
	2011	2010	2009
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	2.5	2.2	2.1
Non-U.S. income taxed at different rates, net	(3.3)	(4.6)	(3.0)
Resolution of tax contingencies due to lapses of statutes of limitations	(2.8)	(0.1)	(3.5)
Other	(0.8)	(1.5)	(0.4)

Effective tax rate	30.6%	31.0%	30.2%

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During fiscal years 2011, 2010 and 2009, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that, on average, are lower than the U.S. federal rate. This reduction is partly offset by the fact that the Company’s domestic earnings are also subject to state income taxes. During fiscal years 2011 and 2009, the benefit of the release of liabilities for uncertain tax positions as a result of the expiration of the statutes of limitation in various jurisdictions also contributed to the Company’s effective tax rate being lower than the U.S. federal statutory rate.

Significant components of deferred tax assets and liabilities are as follows:

(In millions)	September 30, 2011	October 1, 2010
Deferred Tax Assets:
Deferred revenues	$36.0	$39.0
Deferred compensation	30.0	28.4
Product Warranty	13.2	13.2
Inventory adjustments	18.9	18.2
Equity-based compensation	39.0	47.5
Environmental Reserve	6.9	7.5
Net operating loss carryforwards	49.0	38.0
Contingent loss reserve	0.4	1.3
Other	39.5	45.5

	232.9	238.6
Valuation allowance	(46.9)	(38.5)

Total deferred tax assets	186.0	200.1

Deferred Tax Liabilities:
Goodwill amortization	(27.7)	(25.2)
Accelerated depreciation	(27.2)	(19.0)
Other	(24.0)	(13.7)

Total deferred tax liabilities	(78.9)	(57.9)

Net deferred tax assets	$107.1	$142.2

Reported As:
Net current deferred tax assets	113.9	118.2
Net long-term deferred tax assets (included in “Other Assets”)	10.8	42.4
Net current deferred tax liabilities (included in “Accrued Expenses”)	(3.2)	(3.9)
Net long-term deferred tax liabilities (included in “Other long-term liabilities”)	(14.4)	(14.5)

Net deferred tax assets	$107.1	$142.2

The Company has not provided for U.S. federal income and foreign withholding taxes on $926.5 million of cumulative undistributed earnings of non-U.S. subsidiaries. Such earnings are intended to be reinvested in the non-U.S. subsidiaries for an indefinite period of time. If such earnings were not considered to be reinvested indefinitely, additional deferred taxes of approximately $247.9 million would be provided.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company has federal net operating loss carryforwards of approximately $5.8 million expiring between 2012 and 2032. The federal net operating loss carryforwards are subject to an annual limitation of approximately $0.6 million per year. The Company has state net operating loss carryforwards of $2.2 million expiring between 2015 and 2035. The Company has foreign net operating loss carryforwards of $145.7 million with an indefinite life. Of this amount, $38.6 million is unavailable to the Company under local loss utilization rules.

The valuation allowance increased by $8.4 million during fiscal year 2011. Of the ending valuation allowance of $46.9 million, $15.3 million is attributable to ACCEL’s deferred tax assets as of the acquisition date which, if recognized, will be allocated to reduce goodwill.

Income taxes paid were as follows:

	Fiscal Years Ended
(In millions)	2011	2010	2009
Federal income taxes paid, net	$70.0	$76.0	$83.5
State income taxes paid, net	11.9	14.9	17.1
Foreign income taxes paid, net	57.5	46.1	35.0

Total	$139.4	$137.0	$135.6

The Company accounts for uncertainty in income taxes in accordance with the provisions in ASC 740 related to accounting for uncertainty in income taxes, which contain a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that, based on the technical merits, the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Changes in the Company’s unrecognized tax benefits were as follows:

	Fiscal Years Ended
(In millions)	2011	2010	2009
Unrecognized tax benefits balance—beginning of fiscal year	$46.4	$58.9	$78.4
Additions based on tax positions related to a prior year	1.0	1.4	3.0
Reductions based on tax positions related to a prior year	(0.4)	(14.4)	(8.6)
Additions based on tax positions related to the current year	8.6	7.9	9.8
Reductions based on tax positions related to the current year	—	—	(4.2)
Settlements	(5.1)	(7.2)	(6.0)
Reductions resulting from the expiration of the applicable statute of limitations	(13.4)	(0.2)	(13.5)

Unrecognized tax benefits balance—end of fiscal year	$37.1	$46.4	$58.9

As of September 30, 2011, the total amount of gross unrecognized tax benefits was $37.1 million. Of this amount, $34.6 million would affect the effective tax rate if recognized. The difference would be offset by changes to deferred tax assets and liabilities.

The Company includes interest and penalties related to income taxes within “Taxes on earnings” on the Consolidated Statements of Earnings. As of September 30, 2011, the Company had accrued $7.6 million for the payment of interest and penalties related to unrecognized tax benefits. A net benefit of $2.8

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

million related to interest and penalties was included in “Taxes on earnings.” As of October 1, 2010, the Company had accrued $10.4 million for the payment of interest and penalties related to unrecognized tax benefits. A net expense of $1.5 million related to interest and penalties was included in “Taxes on earnings.”

The Company files U.S. federal, U.S. state, and foreign tax returns. The Company’s U.S. federal tax returns are generally no longer subject to tax examinations for years prior to 2008. The Company has significant operations in Switzerland. The Company’s Swiss tax returns are generally no longer subject to tax examinations for years prior to 2007. For U.S. states and other foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to 2005.

15. BUSINESS COMBINATIONS

On March 4, 2011, the Company acquired all of the outstanding equity of a company, which was then integrated into the Company’s Oncology Systems business. This acquisition was accounted for as a business combination. The total purchase price of $8.0 million consisted of $7.5 million of cash consideration and $0.5 million of contingent consideration at fair value. Of the purchase price, $3.4 million was preliminarily allocated to goodwill, $5.7 million to amortizable intangible assets, and $(1.1) million to net assumed liabilities. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and in this case is not deductible for income tax purposes.

The business combination completed in fiscal year 2011 was not significant and therefore pro forma disclosures have not been presented.

16. VARIABLE INTEREST ENTITY

During fiscal 2011, the Company entered into a number of agreements with the CPTC. CPTC is a variable interest entity that was established to finance and operate the Scripps Proton Therapy Center in San Diego, California. CPTC has raised approximately $60 million in equity and has received a $165.3 million loan facility, in which the Company participates, to finance the construction and start-up operations of this center. Scripps Clinic Medical Group, Inc. (“Scripps”) will be responsible for the clinical operations of the Scripps Proton Therapy Center, which is scheduled to open in 2013.

In April 2010, the Company signed an $88 million agreement to supply a proton therapy system to CPTC. The Company began recognizing revenues under this contract in the fourth quarter of fiscal 2011. In June 2011, the Company signed a ten-year, approximately $60 million agreement with CPTC to service the proton therapy system. No revenues have been recognized under this service agreement. In addition, in September 2011, ORIX Capital Markets, LLC (“ORIX”) and the Company, through its Swiss subsidiary, committed to loan up to $165.3 million to CPTC. ORIX is the loan agent for this facility and, along with CPTC and Scripps, has budgetary approval authority for the Scripps Proton Therapy Center. The Company’s maximum loan commitment under this facility is $115.3 million, reflecting the Company’s pro rata share of 69.75% of the obligation to fund the initial distribution and subsequent advances. As of September 30, 2011, the Company has funded $19.2 million of its $115.3 million commitment, which is reported as a current asset on the Company’s Consolidated Balance Sheets. The Company’s subsidiary is not obligated to fund any additional amounts to CPTC beyond the $115.3 million committed under the loan facility. The Company may sell all or a portion of its participation in this loan facility before the end of the drawdown period in 2014. Upon the sale of all or a portion of this facility, the Company will not be required to make further loan advances for the portion of the facility that is sold.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The loan, which matures in September 2015, bears interest at LIBOR plus 6.25% per annum with a minimum interest rate of 8.25% per annum. The loan can be extended for two additional one-year terms at the election of CPTC during which extensions interest will accrue at LIBOR plus 7.00% per annum with a minimum interest rate of 9.00% per annum. Interest only payments are due monthly in arrears until July 1, 2014, at which time monthly payments based on amortization of the principal balance over a 15-year period at an interest rate of 8.25% become due and payable. If all or a portion of the principal is repaid on or before July 1, 2014, interest that would have been payable had the principal not been repaid early is due and payable. The Company, as one of the lenders, is entitled to certain fees, including a commitment fee of 1.5% of the loan facility commitment amount and an exit fee of 1% of the amount of principal paid, whether as a result of prepayment or maturity. The loan facility is collateralized by all of the assets of the Scripps Proton Therapy Center. In connection with the loan facility, the Company’s subsidiary also shares 4% of the gross revenues of the Scripps Proton Therapy Center for 35 years. The Company’s subsidiary’s right of revenue sharing may be reduced upon the sale of a portion of the Company’s loan.

The Company has determined that CPTC is a variable interest entity and that the Company holds a significant variable interest of CPTC through its subsidiary’s participation in the loan facility and its agreements to supply and service the proton therapy equipment. The Company has concluded that it is not the primary beneficiary of CPTC. The Company has no voting rights, has no approval authority or veto rights for CPTC’s budget, and does not have the power to direct patient recruitment, clinical operations and management of the Scripps Proton Therapy Center, which the Company believes are the matters that most significantly affect CPTC’s economic performance.

As of September 30, 2011, in addition to the $19.2 million loan to CPTC, the Company has recorded $15.2 million in accounts receivable from CPTC. The Company’s exposure to loss as a result of its involvement with CPTC is limited to the carrying amounts of these assets on its Consolidated Balance Sheets.

17. SEGMENT INFORMATION

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

The Oncology Systems business segment designs, manufacturers, sells and services hardware and software products for radiation treatment of cancer. Products include linear accelerators, brachytherapy afterloaders, treatment simulation and verification equipment and accessories; as well as information management, treatment planning and image processing software. Oncology Systems’ products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy treatments and offer advanced treatments such as fixed field intensity-modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), volumetric modulated arc therapy and stereotactic radiotherapy, as well as to treat patients using brachytherapy techniques, which involve temporarily implanting radioactive sources. The Company’s Oncology Systems products are also used by

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

neurosurgeons to perform stereotactic radiosurgery. Oncology Systems’ customers worldwide include university research and community hospitals, private and governmental institutions, healthcare agencies, physicians’ offices and cancer care clinics.

The X-ray Products business segment designs, manufactures and sells x-ray tubes and flat panel detectors (commonly referred to as flat panel detectors or digital image detectors) for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures and industrial applications; and x-ray tubes for use in computed tomography (“CT”) scanning. X-ray tubes and flat panel detectors are sold to large imaging OEM customers that incorporate our x-ray tube products and flat panel detectors into their medical diagnostic, dental, veterinary and industrial imaging systems. For replacement purposes, x-ray tubes and flat panel detectors are sold to small OEMs, independent service companies and directly to end-users.

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

The VPT business develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam radiotherapy using proton beams for the treatment of cancer.

In the second quarter of fiscal year 2009, the Company completed the sale of Research Instruments in order to focus that business exclusively on the development of the VPT business. Research Instruments is classified as a discontinued operation for all periods presented and the Company has segregated the operating results of Research Instruments from continuing operations on the Consolidated Statements of Earnings. Segment data does not include amounts for discontinued operations. Research Instruments was previously included in the “Other” category. See Note 18, “Discontinued Operations” for a more detailed discussion.

GTC develops technologies that enhance the Company’s current businesses or may lead to new business areas, including technology to improve radiation therapy and x-ray imaging, as well as other technology for a variety of applications, including security and cargo screening.

Corporate includes shared costs of legal, tax, accounting, human resources, real estate, insurance, information technology, treasury, finance, business development, regulatory and other management costs. Prior to fiscal year 2010, only a portion of the indirect and common costs was allocated to the Company’s businesses through the use of estimates. Beginning in fiscal year 2010, budgeted indirect and common costs included in Corporate are fully allocated to the Company’s businesses through the use of estimates. If the new corporate expense allocation method was applied in the fiscal year 2009, operating earnings (loss) would have been $425 million for Oncology Systems, $70 million for X-ray Products, $(24) million for the “Other” category and $3 million for Corporate.

Accordingly, the following information is provided for purposes of achieving an understanding of operations, but may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies may not be meaningful.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Segment Data

	Revenues			Operating Earnings
	Fiscal Years			Fiscal Years
(In millions)	2011	2010	2009	2011	2010	2009
Oncology Systems	$2,022	$1,862	$1,798	$507	$462	$482
X-ray Products	469	403	331	118	100	82

Total reportable segments	2,491	2,265	2,129	625	562	564
Other	106	92	85	(32)	(30)	(19)
Corporate	—	—	—	(5)	2	(71)

Total company	$2,597	$2,357	$2,214	$588	$534	$474

	Depreciation & Amortization			Capital Additions
	Fiscal Years			Fiscal Years
(In millions)	2011	2010	2009	2011	2010	2009
Oncology Systems	$19	$19	$18	$17	$14	$20
X-ray Products	8	7	7	7	6	5

Total reportable segments	27	26	25	24	20	25
Other	3	3	3	13	7	3
Corporate	23	19	16	34	25	58

Total company	$53	$48	$44	$71	$52	$86

	Total Assets			Goodwill
	Fiscal Years			Fiscal Years
(In millions)	2011	2010	2009	2011	2010	2009
Oncology Systems	$1,093	$1,000	$986	$130	$127	$126
X-ray Products	268	186	154	6	4	3

Total reportable segments	1,361	1,186	1,140	136	131	129
Other	239	215	200	76	77	81
Corporate	899	923	968	—	—	—

Total company	$2,499	$2,324	$2,308	$212	$208	$210

The reconciliation of segment operating results information to the Company’s earnings from continuing operations before taxes was as follows:

	Fiscal Years
(In millions)	2011	2010	2009
Earnings from operations before taxes:
Oncology Systems	$507	$462	$482
X-ray Products	118	100	82

Total reportable segments	625	562	564
Other	(32)	(30)	(19)
Corporate	(5)	2	(71)
Interest income (expense), net	1	(1)	1

Total company	$589	$533	$475

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Geographic Information

	Revenues			Long-Lived Assets
	Fiscal Years			Fiscal Years
(In millions)	2011	2010	2009	2011	2010	2009
United States	$975	$970	$1,068	$223	$215	$214
International	1,622	1,387	1,146	63	53	50

Total company	$2,597	$2,357	$2,214	$286	$268	$264

The Company operates various manufacturing and marketing operations outside the United States. Allocation between domestic and foreign revenues is based on final destination of products sold. No single foreign country represented 10% or more of the Company’s total revenues for fiscal years 2011, 2010 and 2009. Intercompany revenues between geographic areas are accounted for at cost plus prevailing markups arrived at through negotiations between profit centers. Intercompany and intracompany profits are eliminated in consolidation.

18. DISCONTINUED OPERATIONS

In September 2008, the Company approved a plan to sell Research Instruments, which developed, manufactured and serviced highly customized scientific instrument components and systems for fundamental and applied physics research primarily for national research laboratories worldwide. Research Instruments was part of the January 2007 ACCEL acquisition and was previously included in the “Other” category in the Company’s Consolidated Financial Statements. The Company decided to sell Research Instruments in order to focus exclusively on the development of its VPT business. In the second quarter of fiscal year 2009, the Company completed the sale of Research Instruments for total cash proceeds of $0.4 million. In connection with the sale of Research Instruments, the Company entered into a non-binding supply agreement with the buyer to supply certain inventory parts for the VPT business. The supply agreement can be terminated by either party upon six months’ notice after December 31, 2011. The inventory purchases under this supply agreement have not and are not expected to have a significant impact on the cash flows of Research Instruments.

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

In fiscal year 2010, the Company recognized an additional loss of $7.1 million for additional cost to settle one customer contract and estimated costs to complete and settle the other customer contract, both of which were related to Research Instruments. In fiscal year 2011, the Company recognized a loss of $9.7 million for additional costs to settle this remaining customer contract related to Research Instruments. These contracts had been accounted for under the percentage-of-completion method, under which revenues and costs of sales are adjusted to reflect changes in estimated costs to complete the contracts. Including the additional loss recognized for the remaining contract, the total loss from discontinued operations for fiscal year 2011 was $9.7 million, less applicable income tax of zero. Including the additional loss recognized for the two contracts, the total loss from discontinued operations for fiscal year 2010 was $7.1 million, less applicable income tax of zero. Loss from discontinued operations for fiscal years 2009 was $12.5 million, less applicable income tax of zero. In fiscal year 2009, loss from discontinued operations included a loss of $8.1 million on the disposal of Research Instruments. Total

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

revenues of Research Instruments, reported in discontinued operations, for fiscal years 2011, 2010 and 2009 were zero, $(3.6) million and $9.8 million, respectively. As of September 30, 2011, the Company had no remaining obligation related to Research Instruments.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year 2011
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenues	$579.9	$648.4	$649.4	$719.0	$2,596.7

Gross margin	$266.8	$289.0	$279.8	$300.3	$1,135.9

Net earnings from continuing operations	$96.5	$103.1	$98.6	$110.4	$408.6

Net loss from discontinued operations	$—	$—	$—	$(9.7)	$(9.7)

Net earnings	$96.5	$103.1	$98.6	$100.7	$398.9

Net earnings (loss) per share—basic:
Continuing operations	$0.82	$0.87	$0.84	$0.97	$3.50

Discontinued operations	$—	$—	$—	$(0.09)	$(0.08)

Net earnings per share	$0.82	$0.87	$0.84	$0.88	$3.42

Net earnings (loss) per share—diluted:
Continuing operations	$0.80	$0.86	$0.83	$0.95	$3.44

Discontinued operations	$—	$—	$—	$(0.08)	$(0.08)

Net earnings per share	$0.80	$0.86	$0.83	$0.87	$3.36

	Fiscal Year 2010
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenues	$540.9	$585.6	$578.0	$652.1	$2,356.6

Gross margin	$241.0	$254.0	$254.4	$276.2	$1,025.6

Net earnings from continuing operations	$78.8	$91.1	$91.9	$105.7	$367.5

Net loss from discontinued operations	$—	$—	$(6.4)	$(0.7)	$(7.1)

Net earnings	$78.8	$91.1	$85.5	$105.0	$360.4

Net earnings (loss) per share—basic:
Continuing operations	$0.64	$0.74	$0.75	$0.89	$3.02

Discontinued operations	$—	$—	$(0.05)	$(0.01)	$(0.06)

Net earnings per share	$0.64	$0.74	$0.70	$0.88	$2.96

Net earnings (loss) per share—diluted:
Continuing operations	$0.63	$0.73	$0.74	$0.87	$2.96

Discontinued operations	$—	$—	$(0.05)	$—	$(0.05)

Net earnings per share	$0.63	$0.73	$0.69	$0.87	$2.91

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The operating results of Research Instruments are presented as a discontinued operation for all periods. See Note 18, “Discontinued Operations” for detailed discussion.

The four quarters of net earnings per share may not add to the total fiscal year because of differences in the weighted average numbers of shares outstanding during the quarters and the fiscal year.

20. SUBSEQUENT EVENT

On October 3, 2011, the Company acquired Calypso Medical Technologies, Inc., a privately-held supplier of specialized products and software for real-time tumor tracking and motion management during radiosurgery and radiotherapy, for a cash payment of approximately $10 million plus potential contingent consideration upon achievement of certain milestones. This acquisition will enable the Company to offer real-time, non-ionizing tumor tracking tools for enhancing the precision of cancer treatments.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of September 30, 2011. PricewaterhouseCoopers LLP has issued an attestation report on the Company’s internal control over financial reporting as of September 30, 2011, which appears immediately after this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Varian Medical Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Varian Medical Systems, Inc. and its subsidiaries at September 30, 2011 and October 1, 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

November 23, 2011

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act required by Exchange Act) Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Report of management on internal control over financial reporting. The information required to be furnished pursuant to this item is set forth under the caption “Report of Management on Internal Control over Financial Reporting” on page 140 of this Annual Report on Form 10-K, and is incorporated here by reference.

(c)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K. The information required by this item with respect to our directors, our Audit Committee and its members, and audit committee financial expert is incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.” The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the caption “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the caption “Compensation of the Named Executive Officers and Directors.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of September 30, 2011 with respect to the shares of VMS common stock that may be issued under existing equity compensation plans.

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights(4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	6,211,971	(1)	$48.56	15,310,100	(2)
Equity compensation plans not approved by security holders (3)	1,162,696		$32.73	—

Total	7,374,667		$45.90	15,310,100

(1)	Consists of stock options, restricted stock units and deferred stock units granted under the Omnibus Stock Plan, the 2005 Omnibus Stock Plan, the Amended and Restated 2005 Omnibus Stock Plan and the Second Amended and Restated 2005 Omnibus Stock Plan, as amended. Effective February 17, 2005, no further grants can be made under the Omnibus Stock Plan.

(2)	Includes 6,886,012 shares available for future issuance under the 2010 Employee Stock Purchase Plan.

(3)	Consists of awards granted under the 2000 Stock Option Plan. Effective February 17, 2005, no further grants can be made under the 2000 Stock Option Plan.

(4)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units and deferred stock units, which have no exercise price.

The 2000 Stock Option Plan was intended to supplement the Omnibus Stock Plan. The 2000 Stock Option Plan is similar to the Omnibus Stock Plan in all material respects, with the exception that awards under the 2000 Stock Option Plan could not be made to directors or officers of the Company. For a description of the material features of the Omnibus Stock Plan and the 2000 Stock Option Plan, see Note 13, “Employee Stock Plans” of the Notes to the Consolidated Financial Statements, which description is incorporated by reference.

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of directors and executive officers is incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the caption “Stock Ownership—Beneficial Ownership of Certain Stockholders, Directors and Executive Officers.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item with respect to certain relationships and related transactions is incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.” The information required by this item with respect to director and committee member independence is incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.”

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

The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2011, 2010 and 2009 is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries.

Schedule
II	Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(3)	Exhibits:

Exhibit Number	Description
2	Amended and Restated Distribution Agreement, dated as of January 14, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 2 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).
3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
3.2	Registrant’s By-Laws, as amended, effective November 12, 2010. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Form 8-K/A Current Report filed as of November 17, 2010, File No. 1-7598).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.1†	Registrant’s Amended and Restated Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.2†	Registrant’s Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.3†	Form of Registrant’s Indemnity Agreement with the directors and executive officers (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

Exhibit Number	Description
10.4†	Form of Registrant’s Change in Control Agreement for Chief Executive Officer (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.5†*	Form of Registrant’s Change in Control Agreement for Chief Executive Officer (effective for any person assuming such position on or after October 1, 2011).
10.6†	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel) (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.7†*	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel) (effective for any person assuming such position on or after October 1, 2011).
10.8†	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.9†	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) (effective for any person assuming such position on or after October 1, 2011) (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Form 8-K Current Report filed on October 4, 2011, File No. 1-7598).
10.10†	Form of Registrant’s Change in Control Agreement for Key Employees (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.11†*	Form of Registrant’s Change in Control Agreement for Key Employees (effective for any person assuming such position on or after October 1, 2011).
10.12†	Form of Amendment to the Change in Control Agreement for Chief Executive Officer, Senior Executives (Chief Financial Officer and General Counsel), Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) and Key Employees (incorporated by reference to Exhibit No. 10.8 to the Registrant’s Form 10-K Annual Report for the year ended September 26, 2008, File No. 1-7598).
10.13	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 2, 1999, between the Registrant and Prudential Insurance Company of America (certain exhibits and schedules omitted) (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.14	Employee Benefits Allocation Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).
10.15	Intellectual Property Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.2 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).
10.16	Tax Sharing Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.3 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).

Exhibit Number	Description
10.17†	Registrant’s Frozen Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.17 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2000, File No. 1-7598).
10.18†	Registrant’s Amended and Restated 2005 Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended January 2, 2009, File No. 1-7598).
10.19†	Registrant’s Management Incentive Plan (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 3, 2009, File No. 1-7598).
10.20†	Registrant’s Retirement Plan (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Registration Statement on Form S-8 filed on March 14, 2001, and amended June 20, 2001, Registration No. 333-57012).
10.21†	Registrant’s 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).
10.22†*	Description of Certain Compensatory Arrangements between the Registrant and its Executive Officers and Directors as of November 15, 2011.
10.23†	Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2007, File No. 1-7598).
10.24†	Amendment No. 1 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 27, 2008, File No. 1-7598).
10.25†	Amendment No. 2 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.23 to the Registrant’s Form 10-K Annual Report for the year ended September 26, 2008, File No. 1-7598).
10.26†	Amendment No. 3 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 3, 2009, File No. 1-7598).
10.27†	Amendment No. 4 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).
10.28†	Form of Registrant’s Restricted Stock Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 3, 2009, File No. 1-7598).
10.29†	Form of Registrant’s Nonqualified Stock Option Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.22 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2007, File No. 1-7598).
10.30†	Form of Registrant’s Nonqualified Stock Option Agreement for Officers under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.23 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2007, File No. 1-7598).
10.31†	Form of Registrant’s Nonqualified Stock Option Agreement for Directors under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Option Plan (incorporated by reference to Exhibit No. 10.24 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2007, File No. 1-7598).

Exhibit Number	Description
10.32†	Form of Registrant’s Non-Employee Director NonQualified Stock Option Agreement (for use outside the United States) under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on February 18, 2009, File No. 1-7598).
10.33†	Form of Registrant’s Grant Agreement for Deferred Stock Units under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.28 to the Registrant’s Form 10-K Annual Report for the year ended September 26, 2008, File No. 1-7598).
10.34†	Form of Registrant’s Non-Employee Director Deferred Stock Unit Agreement (for use outside the United States) under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on February 18, 2009, File No. 1-7598).
10.35†	Form of Registrant’s Restricted Stock Unit Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).
10.36++	Amended and Restated Credit Agreement entered into as of November 10, 2008 by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended January 2, 2009, File No. 1-7598).
10.37	Amendment to Amended and Restated Credit Agreement entered into as of July 14, 2009 by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.33 to the Registrant’s Form 10-K Annual Report for the year ended October 2, 2009, File No. 1-7598).
10.38	Amendment No. 2 to Amended and Restated Credit Agreement entered into as of August 11, 2010, by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.40 to the Registrant’s Form 10-K Annual Report for the year ended October 1, 2010, File No. 1-7598).
10.39	Amendment No. 3 to Amended and Restated Credit Agreement entered into as of August 24, 2010, by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.41 to the Registrant’s Form 10-K Annual Report for the year ended October 1, 2010, File No. 1-7598).
10.40++	Confirmation dated August 24, 2010 by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.42 to the Registrant’s Form 10-K Annual Report for the year ended October 1, 2010, File No. 1-7598).
10.41*++	Confirmation dated February 23, 2011 by and between the Registrant and Bank of America, N.A.
10.42*++	Confirmation dated August 25, 2011 by and between the Registrant and Bank of America, N.A.
10.43*	Amendment No. 4 to Amended and Restated Credit Agreement entered into as of August 25, 2011, by and between the Registrant and Bank of America, N.A.
10.44*	Loan and Security Agreement between California Proton Treatment Center, LLC, ORIX Capital Markets, LLC, ORIX Capital Markets, LLC, and Varian Medical Systems International AG, dated September 30, 2011.
10.45*	Revenue Sharing Agreement between ORIX Proton San Diego, LLC and Varian Medical Systems International AG, dated September 30, 2011.
21*	List of Subsidiaries as of November 1, 2011.
23*	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description
31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory arrangement.

*	Filed herewith.

++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

**	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings for the fiscal years ended September 30, 2011, October 1, 2010 and October 2, 2009; (ii) Consolidated Balance Sheets at September 30, 2011 and October 1, 2010; (iii) Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2011, October 1, 2010 and October 2, 2009; (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the fiscal years ended September 30, 2011, October 1, 2010 and October 2, 2009; and (iv) Notes to Consolidated Financial Statements for fiscal year ended September 30, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 23, 2011

VARIAN MEDICAL SYSTEMS, INC.

By:	/S/ ELISHA W. FINNEY

Elisha W. Finney Senior Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date

/S/ TIMOTHY E. GUERTIN Timothy E. Guertin	President and Chief Executive Officer and Director (Principal Executive Officer)	November 23, 2011

/S/ ELISHA W. FINNEY Elisha W. Finney	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	November 23, 2011

/S/ TAI-YUN CHEN Tai-yun Chen	Corporate Vice President, Finance and Corporate Controller (Principal Accounting Officer)	November 23, 2011

/S/ RICHARD M. LEVY Richard M. Levy	Chairman of the Board	November 23, 2011

/S/ SUSAN L. BOSTROM Susan L. Bostrom	Director	November 23, 2011

/S/ JOHN SEELY BROWN John Seely Brown	Director	November 23, 2011

/S/ R. ANDREW ECKERT R. Andrew Eckert	Director	November 23, 2011

/S/ DAVID J. ILLINGWORTH David J. Illingworth	Director	November 23, 2011

/S/ MARK R. LARET Mark R. Laret	Director	November 23, 2011

/S/ DAVID W. MARTIN, JR. David W. Martin, Jr.	Director	November 23, 2011

/S/ RUEDIGER NAUMANN-ETIENNE Ruediger Naumann-Etienne	Director	November 23, 2011

/S/ VENKATRAMAN THYAGARAJAN Venkatraman Thyagarajan	Director	November 23, 2011

Schedule II

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	(00000)	(00000)	(00000)	(00000)	(00000)
Fiscal Year	Description	Balance at Beginning of Period	Charged to Bad Debt Expense	Write-Offs/ Adjustments Charged to Allowance	Balance at End of Period
		(In thousands)
2011	Allowance for doubtful accounts receivable	$4,209	$2,514	$689	$6,034
2010	Allowance for doubtful accounts receivable	$4,347	$1,319	$1,457	$4,209
2009	Allowance for doubtful accounts receivable	$3,110	$2,038	$801	$4,347

	(00000)	(00000)	(00000)	(00000)	(00000)
Fiscal Year	Description	Balance at Beginning of Period	Increases	Deductions	Balance at End of Period
		(In thousands)
2011	Valuation allowance for deferred tax assets	$38,456	$8,642	$174	$46,924
2010	Valuation allowance for deferred tax assets	$35,429	$3,071	$44	$38,456
2009	Valuation allowance for deferred tax assets	$20,757	$15,450	$778	$35,429

EXHIBIT INDEX

Exhibit Number	Description
2	Amended and Restated Distribution Agreement, dated as of January 14, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 2 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).
3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
3.2	Registrant’s By-Laws, as amended, effective November 12, 2010. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Form 8-K/A Current Report filed as of November 17, 2010, File No. 1-7598).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.1†	Registrant’s Amended and Restated Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.2†	Registrant’s Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.3†	Form of Registrant’s Indemnity Agreement with the directors and executive officers (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.4†	Form of Registrant’s Change in Control Agreement for Chief Executive Officer (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.5†*	Form of Registrant’s Change in Control Agreement for Chief Executive Officer (effective for any person assuming such position on or after October 1, 2011).
10.6†	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel) (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.7†*	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel) (effective for any person assuming such position on or after October 1, 2011).
10.8†	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.9†	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) (effective for any person assuming such position on or after October 1, 2011) (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Form 8-K Current Report filed on October 4, 2011, File No. 1-7598).
10.10†	Form of Registrant’s Change in Control Agreement for Key Employees (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).

Exhibit Number	Description
10.11†*	Form of Registrant’s Change in Control Agreement for Key Employees (effective for any person assuming such position on or after October 1, 2011).
10.12†	Form of Amendment to the Change in Control Agreement for Chief Executive Officer, Senior Executives (Chief Financial Officer and General Counsel), Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) and Key Employees (incorporated by reference to Exhibit No. 10.8 to the Registrant’s Form 10-K Annual Report for the year ended September 26, 2008, File No. 1-7598).
10.13	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 2, 1999, between the Registrant and Prudential Insurance Company of America (certain exhibits and schedules omitted) (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.14	Employee Benefits Allocation Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).
10.15	Intellectual Property Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.2 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).
10.16	Tax Sharing Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.3 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).
10.17†	Registrant’s Frozen Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.17 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2000, File No. 1-7598).
10.18†	Registrant’s Amended and Restated 2005 Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended January 2, 2009, File No. 1-7598).
10.19†	Registrant’s Management Incentive Plan (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 3, 2009, File No. 1-7598).
10.20†	Registrant’s Retirement Plan (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Registration Statement on Form S-8 filed on March 14, 2001, and amended June 20, 2001, Registration No. 333-57012).
10.21†	Registrant’s 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).
10.22†*	Description of Certain Compensatory Arrangements between the Registrant and its Executive Officers and Directors as of November 15, 2011.
10.23†	Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2007, File No. 1-7598).
10.24†	Amendment No. 1 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 27, 2008, File No. 1-7598).

Exhibit Number	Description
10.25†	Amendment No. 2 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.23 to the Registrant’s Form 10-K Annual Report for the year ended September 26, 2008, File No. 1-7598).
10.26†	Amendment No. 3 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 3, 2009, File No. 1-7598).
10.27†	Amendment No. 4 to Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).
10.28†	Form of Registrant’s Restricted Stock Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 3, 2009, File No. 1-7598).
10.29†	Form of Registrant’s Nonqualified Stock Option Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.22 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2007, File No. 1-7598).
10.30†	Form of Registrant’s Nonqualified Stock Option Agreement for Officers under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.23 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2007, File No. 1-7598).
10.31†	Form of Registrant’s Nonqualified Stock Option Agreement for Directors under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Option Plan (incorporated by reference to Exhibit No. 10.24 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2007, File No. 1-7598).
10.32†	Form of Registrant’s Non-Employee Director NonQualified Stock Option Agreement (for use outside the United States) under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on February 18, 2009, File No. 1-7598).
10.33†	Form of Registrant’s Grant Agreement for Deferred Stock Units under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.28 to the Registrant’s Form 10-K Annual Report for the year ended September 26, 2008, File No. 1-7598).
10.34†	Form of Registrant’s Non-Employee Director Deferred Stock Unit Agreement (for use outside the United States) under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on February 18, 2009, File No. 1-7598).
10.35†	Form of Registrant’s Restricted Stock Unit Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).
10.36++	Amended and Restated Credit Agreement entered into as of November 10, 2008 by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended January 2, 2009, File No. 1-7598).
10.37	Amendment to Amended and Restated Credit Agreement entered into as of July 14, 2009 by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.33 to the Registrant’s Form 10-K Annual Report for the year ended October 2, 2009, File No. 1-7598).

Exhibit Number	Description
10.38	Amendment No. 2 to Amended and Restated Credit Agreement entered into as of August 11, 2010, by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.40 to the Registrant’s Form 10-K Annual Report for the year ended October 1, 2010, File No. 1-7598).
10.39	Amendment No. 3 to Amended and Restated Credit Agreement entered into as of August 24, 2010, by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.41 to the Registrant’s Form 10-K Annual Report for the year ended October 1, 2010, File No. 1-7598).
10.40++	Confirmation dated August 24, 2010 by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.42 to the Registrant’s Form 10-K Annual Report for the year ended October 1, 2010, File No. 1-7598).
10.41*++	Confirmation dated February 23, 2011 by and between the Registrant and Bank of America, N.A.
10.42*++	Confirmation dated August 25, 2011 by and between the Registrant and Bank of America, N.A.
10.43*	Amendment No. 4 to Amended and Restated Credit Agreement entered into as of August 25, 2011, by and between the Registrant and Bank of America, N.A.
10.44*	Loan and Security Agreement between California Proton Treatment Center, LLC, ORIX Capital Markets, LLC, ORIX Capital Markets, LLC, and Varian Medical Systems International AG, dated September 30, 2011.
10.45*	Revenue Sharing Agreement between ORIX Proton San Diego, LLC and Varian Medical Systems International AG, dated September 30, 2011.
21*	List of Subsidiaries as of November 1, 2011.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory arrangement.

*	Filed herewith.

++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

**	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings for the fiscal years ended September 30, 2011, October 1, 2010 and October 2, 2009; (ii) Consolidated Balance Sheets at September 30, 2011 and October 1, 2010; (iii) Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2011, October 1, 2010 and October 2, 2009; (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the fiscal years ended September 30, 2011, October 1, 2010 and October 2, 2009; and (iv) Notes to Consolidated Financial Statements for fiscal year ended September 30, 2011.

